Form 10-K
period 1993-12-31
CLEVELAND CLIFFS INC
filed 1994-03-28
CIK 764065

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    For fiscal year ended December 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

                         Commission File Number: 1-8944

                              CLEVELAND-CLIFFS INC
             (Exact name of registrant as specified in its charter)

            Ohio                                      34-1464672
(State or other jurisdiction            (I.R.S. Employer Identification No.)
      of incorporation)


                1100 Superior Avenue, Cleveland, Ohio 44114-2589
              (Address of principal executive offices) (Zip Code)
              Registrant's telephone number, including area code: (216) 694-5700
             -----------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of Each Exchange
           Title of Each Class                    On Which Registered
           -------------------                    -------------------
 Common Shares - par value $1.00 per share       New York Stock Exchange
                                                and Chicago Stock Exchange

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

  As of March 14, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $42.375 per share as reported on the New York Stock Exchange - Composite Index was $494,340,055 (excluded from this figure is the voting stock beneficially owned by the registrant's officers and directors).

  The number of shares outstanding of the registrant's $1.00 par value common stock was 12,079,085 as of March 14, 1994.
        ---------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of registrant's 1993 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts I, II and IV.
2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 10, 1994 are incorporated by reference into Part III.

===============================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

                                  INTRODUCTION

         Cleveland-Cliffs Inc (including its consolidated subsidiaries, the "Company") is the successor to business enterprises whose beginnings can be traced to earlier than 1850. The Company's headquarters are at 1100 Superior Avenue, Cleveland, Ohio 44114-2589, and its telephone number is (216) 694-5700.

                                    BUSINESS

         The Company owns three major operating subsidiaries, The Cleveland-Cliffs Iron Company ("Iron"), Cliffs Mining Company ("CMC") (formerly known as Pickands Mather & Co.), and Pickands Mather & Co. International ("PMI"), which hold interests in various independent iron ore mining ventures and act as managing agent. Iron, CMC and PMI's dominant business during 1993 was the production and sale of iron ore pellets. Iron, CMC and PMI control, develop, and lease reserves to mine owners; manage and own interests in mines; sell iron ore; and own interests in ancillary companies providing services to the mines. Iron ore production activities are conducted in the United States, Canada and Australia. Iron ore is marketed by the subsidiaries in the United States, Canada, Europe, Asia and Australia.

         For information on the iron ore business, including royalties and management fees for the years 1991-1993, see Note B in the Notes to the Company's Consolidated Financial Statements in the Company's Annual Report to Security Holders for the year ended December 31, 1993, which Note B is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof.

         For information concerning operations of the Company, see material under the heading "11-Year Summary of Financial and Other Statistical Data" in the Company's Annual Report to Security Holders for the year ended December 31, 1993, which 11-Year Summary of Financial and Other Statistical Data is contained in Exhibit 13(j) and incorporated herein by reference and made a part hereof.

         NORTH AMERICA. Iron and CMC (collectively "Cliffs") own or hold long-term leasehold interests in active North American properties containing approximately 1.7 billion tons of crude iron ore reserves and manage five active mines in North America with a total rated annual capacity of 34.8 million tons. Cliffs owns equity interests in four of these mines (see Table on page 6).

         Cliffs' United States properties are located on the Marquette Range of the Upper Peninsula of Michigan and the Mesabi Range in Minnesota, each of which has two active open-pit mines and pellet plants. CMC acts only in the capacity of manager at one of the Mesabi Range facilities. Two railroads, one of which is 99.2% owned by a subsidiary of the Company, link the Marquette Range with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, pellets are transported by rail to shiploading ports at Superior, Wisconsin and Taconite Harbor, Minnesota. In addition, in Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. From Wabush Mines, concentrates are shipped by rail from the Scully Mine in Labrador to Pointe Noire, Quebec, where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

         Cliffs leases or subleases its reserves to certain mining ventures which pay royalties to Cliffs on such reserves based on the tonnage and the iron content of iron ore produced. The royalty rates on leased or subleased reserves per ton are subject to periodic adjustments based on changes in the Bureau of Labor Statistics producer price index for all commodities or on certain iron ore and steel price indices. The mining ventures, except LTV Steel Mining Company which is wholly-owned by LTV Steel Company, include Iron or CMC and steel producers (who are "participants" either directly or through subsidiaries).

         Cliffs, pursuant to management agreements with the participants having operating interests in the mining ventures, manages the development, construction and operation of iron ore mines and concentrating and pelletizing plants to produce iron ore pellets for steel producers. Cliffs is reimbursed by the participants of the mining ventures for substantially all expenses directly and indirectly incurred by Cliffs in operating the mines and ventures. In addition, Cliffs is paid a management fee based on the tonnage of iron ore produced. A substantial portion of such fees is subject to escalation adjustments in a manner similar to the royalty adjustments.

         With respect to the active mines in which Cliffs has an equity interest, such interests range from 7.01% to 100% (see Table on page 6). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. Cliffs' share of production is resold pursuant to multi-year contracts with price escalation adjustment provisions or one year sales contracts with steel manufacturers. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1993, three of the North American mines operated below capacity levels due to a six-week labor strike at those mines.

         In 1993, the Tilden Magnetite Partnership ("TMP") project, in which affiliates of Cliffs, Algoma Steel, Inc. ("Algoma"), and Stelco Inc. ("Stelco") owned equity interests of 33.3%, 50.0%, and 16.7% respectively, had four million tons per year of magnetite pellet production capacity. Pursuant to facilities leasing and other operational arrangements between TMP and the original Tilden Mining Company joint venture, substantial hematite iron ore pellet production capacity continued to be available at the Tilden Mine. The participants in the Tilden Mining Company joint venture are affiliates of Cliffs, Algoma and Stelco. The joint venture's activities relate to the development and operation of hematite iron ore reserves at the Tilden Mine.

         In February, 1994, the Company reached agreement in principle with Algoma and Stelco to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are: (1) the participants' tonnage entitlements and cost-sharing will be based on a 6 million ton target normal production level instead of the previous 4 million ton base production level; (2) the Company's interest increases from 33.3% to 40.0% with an associated increase in the Company's obligation for mine costs; (3) the Company will receive an increased royalty; (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or the Company; and (5) a partner may take additional production with certain fees paid to TMP. The agreement is not expected to have a material financial effect on the Company's consolidated financial statements. In a related transaction, Algoma repaid $4.2 million to the Company on December 30, 1993, in connection with cancellation of the hematite pellet production rights arrangements. The new Tilden arrangements reflect an underlying plan of operating improvements and will allow a lengthening of the magnetite ore reserve life. Additional capital and development expenditures are expected in connection with the improvement plan.

         As of December 31, 1992, McLouth Steel Products Company ("McLouth") was indebted to the Company in the amount $9.3 million for payments for iron ore pellets sold to McLouth under a term sales agreement. In December 1992, McLouth announced that it was implementing a business recovery plan that included temporary concessions by all major stakeholders commencing in December, 1992 in order to alleviate its continuing financial liquidity problems. The Company agreed to participate in McLouth's plan through April 15, 1993, on an equality of sacrifice principle with other major suppliers and all McLouth employees, and in 1993, McLouth was paying for current iron ore shipments under this plan. The past due amount of $9.3 million was reduced by $3.0 million in 1993 and the remaining amount was reserved in 1993. Any failure of McLouth to pay the past due amounts would not have a material impact on the Company; however, non-performance by McLouth on its sales arrangement with the Company would have a materially adverse effect on the Company unless comparable replacement sales to other companies are obtained.

         On November 30, 1992, Sharon Steel Corporation ("Sharon") filed for protection under Chapter 11 of the U.S. Bankruptcy laws. At the time of the filing, Sharon was indebted to the Company for substantial amounts relating to contract defaults for payments for iron ore pellets sold to Sharon during the years 1991 and 1992 under a term sales agreement. In 1992 the Company recorded a $12.5 million reserve, representing amounts due on the ore sales accounts receivable of Sharon at the time of Sharon's Chapter 11 filing. Pellet sales to Sharon, which were suspended in 1992, represented approximately 14% of the Company's sales capacity. Sharon is attempting to formulate a Plan of Reorganization. The Company has filed a substantial claim against Sharon in the Bankruptcy Court for amounts owed and contractual damages and it cannot be determined at this time whether Sharon will have a court approved Plan of Reorganization. The Company was able to replace the lost Sharon sales for the year 1993.

         In 1992, the Company purchased $1.0 million worth of steel from LCG Funding Corporation, an entity owned by the principal owner of Sharon and affiliated with Castle Harlan, Inc. In connection with the transaction, LCG Funding Corporation agreed to indemnify the Company for any loss incurred upon resale of the steel. Following ultimate resale of the steel, LCG Funding Corporation and Castle Harlan, Inc. refused to honor that commitment, and the Company has accordingly filed suit against Castle Harlan, Inc. and LCG Funding Corporation for the purchase price of the steel plus interest. The proceedings in that case are in the initial discovery stage.

                         Partner Bankruptcy Proceedings
                         ------------------------------

         The Company reached agreement with LTV Steel Company, Inc. ("LTV") in 1989 regarding the settlement of substantially all bankruptcy claims asserted by the Company against LTV in LTV's bankruptcy proceedings under the jurisdiction of the bankruptcy court. The terms of the settlement reached with LTV provided for commercial ore sales and supply arrangements between the Company and LTV, granted an allowed claim in the amount of $205 million (reduced by a subsequent assignment of $4 million of the allowed claim) to the Company, obligated the Company to indemnify LTV against further liability relating to the claims covered by such settlement agreement or to rejected operations, and provided for the dismissal or release of certain claims such entities asserted or could have asserted against the Company. On January 19, 1993, LTV filed its modified Plan of Reorganization ("Plan") and Disclosure Statement, which indicated a plan to emerge from bankruptcy on or about June 30, 1993. The Disclosure Statement, which outlined the proposed recoveries for LTV creditors, was approved by the bankruptcy court on February 17, 1993. The Plan was submitted to a vote of the LTV creditors and shareholders in March, 1993 and approved.

         On June 28, 1993, LTV and its parent corporation, The LTV Corporation ("LTV Corp") emerged from bankruptcy. In final settlement of its allowed claim, the Company received 2.3 million shares of LTV Corp Common Stock and 4.4 million Contingent Value Rights ("CVRs"), which were issued by the Pension Benefit Guaranty Corporation. On July 13, 1993, the Company distributed to its shareholders a special dividend consisting of 1.5 million shares of LTV Corp Common Stock and $12.0 million ($1.00 per share) cash.

         The Company does not expect any significant changes in the composition or structure of the Empire Mine to arise from any future developments by reason of LTV's former bankruptcy proceedings. The LTV subsidiary holding the Empire Mine interest was not in bankruptcy. LTV is performing and is current with respect to its Empire Mine related obligations, including all debt service, operating expense and ore purchase payments.

         In addition to the Company's allowed claims against LTV, the owners of Wabush Mines ("Wabush") (the Canadian iron ore mine managed by Cliffs and in which it holds a 7.01% ownership interest) have negotiated a settlement agreement with respect to the asserted claims against LTV relating to LTV's 15.6% interest in Wabush which agreement has been approved by the bankruptcy court and provided for an allowed claim of $60 million. Following LTV's emergence from bankruptcy in 1993, the Wabush Mines participants assigned their allowed claim to the Wabush Mines' bondholders, who received proceeds of 700,000 shares of LTV Corp Common Stock and 1.3 million CVRs.

         In January, 1991, Cannelton Iron Ore Company ("Cannelton"), a wholly-owned subsidiary of Algoma, defaulted on its obligation to fund its share of the Tilden Mine production costs, and cured its default in February, 1991. During the period of default, Cliffs accelerated its share of funding and production in order to maintain the scheduled production rate. In February, 1991, Algoma sought and obtained protection from creditors under the Canadian Companies' Creditor's Arrangement Act. In January, 1992, Algoma filed its Plan of Arrangement Under the Companies' Creditor's Arrangement Act (Canada) and the Business Corporation Act (Ontario) in the Ontario Court of Justice, covering its restructuring plan. The Plan was approved by the Court on April 16, 1992 and on June 5, 1992, Algoma emerged from Canadian reorganization proceedings. As part of Algoma's reorganization plan, Cliffs entered into an agreement pursuant to which Cliffs purchased Algoma's Tilden hematite pellet production rights in return for certain commercial and financial benefits. Algoma also renewed its guarantee of Cannelton's Tilden obligations. This agreement was cancelled on December 30, 1993. In February, 1994, the Company reached agreement in principle with Algoma and Stelco to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. (See discussion in paragraph five on page 3).


         Following is a table of production, current defined capacity, and estimated exhaustion dates for the iron ore mines managed by Cliffs.  The exhaustion dates are based on estimated mineral reserves and assume full production rates, which could be affected by future industry conditions and ongoing mine planning. Maintenance of effective production capacity or estimated exhaustion dates could require increases in capital and development expenditures. Alternatively, changes in economic conditions or the quality of ore reserves could decrease capacity or accelerate exhaustion dates.
Continuing technological progress could alleviate such factors or improve capacity or mine life.

                                            Cliffs'               Current
                                            Current         Pellet Production        Current     Operating    Estimated
Mining Venture                              Operating     -----------------------     Annual    Continuously Exhaustion
Name and Location         Type of Ore       Interest       1991     1992     1993    Capacity      Since       Date (1)
- -----------------        --------------     --------      ------   ------   ------ ----------------------     --------
                                                          (Tons in Thousands)(2)
Michigan
- --------
Marquette Range
  Empire Iron Mining
   Partnership (3)       Magnetite           22.56%(4)     7,641     8,099   7,209    8,000          1963         2023

  Tilden Mine (3)        Hematite and
                         Magnetite             (5)(6)      4,697     5,470   5,369    6,000(5)(6)    1974         2047
Minnesota
- ---------
Mesabi Range
 LTV Steel Mining
  Company (7)            Magnetite            0.00%        7,093     6,776   7,668    8,000          1957         2059

 Hibbing Taconite
  Joint Venture (7)      Magnetite           15.00%        8,195     8,048   7,544    8,270          1976         2023
Canada
- ------
 Wabush Mines
  (Newfoundland and      Specular
  Quebec) (7)(8)         Hematite             7.01%        4,612     4,495   4,492    4,500          1965         2057
Australia
- ---------
 Savage River Mines
  (Tasmania)             Magnetite          100.00%        1,383     1,432   1,488    1,500          1967         1997
                                                          ------     -----  ------   ------
  TOTAL                                                   33,621    34,320  33,770   36,270
                                                          ======    ======  ======   ======


- --------------------------------------------------------------------------------
(1) Based on full production at current annual capacity without regard to economic feasibility.
(2)   Tons are long tons of 2,240 pounds.
(3)   Cliffs receives royalties and management fees.
(4) On January 1, 1992, a wholly-owned subsidiary of Iron transferred 2.5% of its Empire Mine interest to Wheeling-Pittsburgh.
(5)   In 1993, Iron's ownership interest in the Tilden Mining Company and
      Tilden Magnetite Partnership was 60.0% and 33.3%, respectively. Design capacity for exclusive production of hematite ore was 8 million tons annually. The Tilden Mining Company and the Tilden Magnetite Partnership established certain leasing and shared usage arrangements relating to production and other facilities at the Tilden Mine.
(6) As a result of the restructuring of the Tilden Magnetite Partnership, effective as of January 1, 1994 and as discussed on page 3, Iron's ownership in the Tilden Magnetite Partnership increases from 33.3% to 40.0%. As a result of these arrangements annual production capacity is targeted at 6 million tons annually, and could be increased to 8 million tons of capacity, depending on type of ore production.
(7) Cliffs received no royalty payments with respect to such mine, but did receive management fees.
(8) In 1991, the mine's annual production capacity was reduced to 4.5 million tons per year.



         With respect to the Empire Mine, Cliffs owns directly approximately one-half of the remaining mineral reserves and Cliffs leases the balance of the reserves from their owners; with respect to the Tilden Mine, Cliffs owns all of the mineral reserves; with respect to the Hibbing Mine, Wabush, and Savage River Mines, all of the mineral reserves are owned by others and leased or subleased directly to those mining ventures.

         Each of the mining ventures contains crushing, concentrating, and pelletizing facilities. The Empire Iron Mining Partnership facilities were constructed beginning in 1962 and expanded in 1966, 1974 and 1980 at a total cost of approximately $367 million; the Tilden Mine facilities were constructed beginning in 1972 and expanded in 1979 at a total cost of approximately $492 million; the LTV Steel Mining Company facilities were constructed beginning in 1954 and expanded in 1967 at a total cost of approximately $250 million; the Hibbing Taconite Joint Venture facilities were constructed beginning in 1973 and expanded in 1979 at a total cost of approximately $302 million; the Wabush Mines facilities were constructed beginning in 1962 at a total cost of approximately $103 million; and the Savage River Mines facilities were constructed beginning in 1965 at a total cost of approximately $57 million. Cliffs believes the facilities at each site are in satisfactory condition.

                        Production and Sales Information
                        --------------------------------

         In 1993, Cliffs produced 26.9 million gross tons of iron ore in the United States and Canada for participants other than Cliffs. The share of participants having the 5 largest amounts, Bethlehem Steel Corporation ("Bethlehem"), Algoma, Inland Steel Company, LTV and Stelco aggregated 25 million gross tons, or 92.9%. None of such participants accounted for more than 35.1% of such production.

         During 1993, Cliffs sold 100% of the iron ore and pellets that were produced in the United States and Canada for its own account or purchased from others to 14 U.S., Canadian and European iron and steel manufacturing companies.

         In 1993, McLouth Steel Products, WCI (formerly Warren Consolidated Industries, Inc.), and Weirton Steel Company, directly and indirectly accounted for 14.0%, 11.7%, and 10.7%, respectively, of total revenues.

         AUSTRALIA. PMI owns 100% of Savage River Mines, an open pit iron ore mining operation and concentrator at Savage River, Tasmania, and a pellet plant with offshore loading facilities at Port Latta, Tasmania. Concentrate slurry is pumped from the minesite through a 53 mile pipeline to Port Latta where it is pelletized and shipped by vessel to customers in the Pacific Rim region. The operation was downsized in 1990 to produce approximately 1.5 million tons per year and long term sales agreements were signed with customers in Australia, Japan and Korea to support the operation until the exhaustion of economic ore reserves in 1997. A potential mine life extension is under study but any extension is highly uncertain.

         RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.2% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1993, 90.7% of the railroad's revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by Iron. The railroad's rates are subject to regulation by the Interstate Commerce Commission.

                         Other Activities and Resources
                         ------------------------------

         OIL SHALE. Cliffs Synfuel Corp., a wholly-owned subsidiary of Iron, principally through a 75-year lease and ownership of the surface, controls extensive oil shale reserves in Utah with an estimated 850 million barrels of recoverable shale oil on approximately 17,500 acres, together with conditional water rights. Mining and processing the oil shale is currently uneconomical due to world oil market conditions. However, holding costs are minimal. The Company's oil and gas rights on this property are leased to a major energy company which is conducting exploration in the area.

         Cliffs Oil Shale Corp., another wholly-owned subsidiary of Iron, owns a 15% interest in a smaller Colorado oil shale property. The remaining 85% is owned by a Mobil Corporation subsidiary.

         COAL. In 1992 CMC owned and operated its 100% owned Turner Elkhorn Mining Co. from reserves located in Floyd County, Kentucky and managed Pikeville Coal Co. which operates the Chisholm Mine at Phelps, Kentucky, owned 100% by Stelco. CMC sold the coal produced from Turner Elkhorn to utility and other customers. CMC's employment as manager of the Pikeville Coal Co. was governed by an agreement between it and the owner of the mine, which agreement provided that CMC be reimbursed for substantially all of its expenses incurred as manager and receive a management fee based on the number of clean tons produced. Stelco terminated the management contract on December 31, 1992. CMC continued to provide administrative services to Pikeville Coal Company under the terms of an interim administrative services agreement with Stelco which agreement terminated March 31, 1993. CMC sold its broker operations, lake forwarding services, and royalty reserves in 1992. On February 26, 1993 CMC sold Turner Elkhorn Mining Co., CMC's last remaining coal property.

         DIRECT REDUCED IRON. The Company's corporate strategy includes extending its business scope to produce and supply "reduced iron feed" for steel and iron production. Reduced iron products contain approximately 90% iron versus 65% for traditional iron ore pellets and have less undesirable chemical elements than most scrap steel feed. The market for reduced iron is relatively small but is projected to increase at a greater rate than other iron ore products. In 1993, the Company formed a management group to evaluate technical and commercial issues associated with potential operating ventures to supply direct reduced iron units to steel company customers.

         An investigation is under way to reactivate the Company-owned Republic Mine in Michigan to produce 450,000 tons per year of direct reduced iron briquettes using a coal-based process. Pilot plant testwork completed in 1993 confirmed that relatively minor modifications to the existing Republic flowsheet would produce a high-quality concentrate that would be an appropriate feed for the process. The $65 million to $75 million project contemplates the addition of a rotary hearth furnace and related equipment to produce a 93% metallized, direct reduced iron briquette. The Company plans to form a joint venture with one or more steel company partners who would consume their share of the plant's production. A decision to proceed with construction could be made by mid-1994 leading to production by late 1995 or early 1996.

         Through a partnership with North Star Steel, a leading U.S. electric furnace steel producer, the Company has been actively engaged in refining technology to produce iron carbide, a premium form of reduced iron that does not have to be pelletized or briquetted before being charged into a steelmaking furnace. Evaluation of modifications to the iron carbide process is continuing.

         The Company, with Mitsubishi Corporation, has an option for a license to produce iron carbide in four areas in the Pacific Rim, Australia, Malaysia, Indonesia, and mainland China. A joint feasibility study is under way to identify the preferred location for a commercial plant and to assess the Pacific Rim market for iron carbide; however, no decision has been made to begin commercial development.

         Technical assistance on iron ore mining and processing is being provided by the Company under contract to the Venezuelan state-owned iron ore company, CVG Ferrominera Orinoco.

                       Credit Agreement and Senior Notes
                       ---------------------------------

         On April 30, 1992 the Company entered into a Credit Agreement ("Credit Agreement") with Chemical Bank, as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $75 million as revolving loans until April 30, 1995. Any borrowings outstanding at that time may be converted to a term loan payable in six consecutive semi-annual installments commencing October 30, 1995 and ending April 30, 1998. Interest on borrowings will be based on the Adjusted CD Rate, the Adjusted Libor Rate, or the Alternate Base Rate, as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. The Company pays a commitment fee of .25% per annum on the average daily unused amount of the commitments of the banks. At December 31, 1993 there were no borrowings outstanding under the Credit Agreement.

         On May 1, 1992, the Company placed privately with a group of institutional lenders $25 million 8.51% Senior Notes, Series A due May 1, 1999 ("Series A Notes") and $50 million 8.84% Senior Notes, Series B due May 1, 2002 ("Series B Notes"). The Series A Notes are subject to mandatory annual redemption of $5 million commencing May 1, 1995 and ending May 1, 1999. The Series B Notes are subject to mandatory annual redemption of $7.14 million commencing May 1, 1996 and ending May 1, 2002.

              Discontinued or Divested Operations and Investments
              ---------------------------------------------------

         FOREST PRODUCTS. In January, 1991, Cliffs Forest Products Company ("Forest Products"), a wholly-owned subsidiary of Iron, sold substantially all of its timberlands and related assets and Iron sold part of its timberland located in the Upper Peninsula of Michigan for approximately $24 million.

                                  COMPETITION

         The iron ore mines, which the company operates in North America, Canada and Australia, produce various grades of iron ore which was marketed in the United States, Canada, Great Britain, Italy, Australia, Japan and Korea. In North America, the Company is in competition with several iron ore producers, including Oglebay Norton Company, Iron Ore Company of Canada, Quebec Cartier Mining Company, Cyprus Northshore Mining Company, and USX Corporation, as well as other major steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Venezuela and Brazil in competition with iron ore produced by the Company.

         Other competitive forces have in the last decade become a large factor in the iron ore business. With respect to a significant portion of steelmaking in North America, electric furnaces built by "minimills" have replaced the use of iron ore pellets with scrap metal in the steelmaking process. In addition, operators of sinter plants produce iron agglomerates which substitute for iron ore pellets. Imported steel slabs also replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors also effectively competes with the Company's iron ore pellets.

         Competition among the sellers of iron units is predicated upon the usual competitive factors of price, availability of supply, product performance, service and cost to the consumer.

                              EMPLOYEES AND ENERGY

         ENVIRONMENT. In the construction of the Company's facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company's commitment to environmental preservation resulted in North American capital expenditures of $481,000 in 1992 and $835,000 in 1993. It is estimated that approximately $810,000 will be spent in 1994 for environmental control facilities.

         The Company received notice from the U.S. Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company's iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study ("RI/FS") with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 ("ROD"), setting forth the selected remedial action plan adopted by the U.S. EPA for the Cliffs-Dow site. The Company and other potentially responsible parties have notified the U.S. EPA that they are implementing, at an estimated cost of $2.8 million, some of the remedial action selected in the ROD. The Company and certain other potentially responsible parties have agreed upon allocation of the costs for conducting the RI/FS, and implementation of the selected remedial action plan. Upon the advice of counsel, the Company believes it has a right to contribution from the other potentially responsible parties for the costs of any remedial action plan ultimately implemented at the Cliffs-Dow site. A second disposal area at the Cliffs-Dow charcoal production plant is on the list of priority sites issued by the Michigan Department of Natural Resources. The Company is participating in an RI/FS of this site, but that study has not yet been completed. The Company has joined with the other potentially responsible parties in an interim removal action at the site. The Company has a financial reserve of $4.2 million to provide for its expected share of the cost of the remedial actions at the above mentioned sites. (See "Legal Proceedings" for additional information concerning environmental matters).

         Generally, various legislative bodies and federal and state agencies are continually promulgating numerous new laws and regulations affecting the Company, its customers, and its suppliers in many areas, including waste discharge and disposal; hazardous classification of materials, products, and ingredients; coke oven emissions; and many other matters. Although the Company believes that its environmental policies and practices are sound and does not expect a material adverse effect of any current laws or regulations, it cannot predict the collective adverse impact of the rapidly expanding body of laws and regulations.

         EMPLOYEES. As of December 31, 1993, the Company and its North American independent mining ventures, for which Cliffs acts as managing agent, had 5,743 employees. Of the foregoing, 4,410 were hourly employees employed at the independent mining ventures, all of which employees were represented by unions which have collective bargaining agreements. The United Steelworkers of America ("United Steelworkers") represents the union employees. The United Steelworkers labor agreement at Hibbing Taconite Company, Tilden and Empire Mines, and General Shops facilities expired on August 1, 1993, and the United Steelworkers struck those mines and facilities for six weeks. A new six-year "no strike" labor agreement was entered between those Mines and facilities and the United Steelworkers covering the period to July 31, 1999. The United Steelworkers labor agreement covering employees of LTV Steel Mining Company will expire on June 1, 1994. The United Steelworkers labor agreement covering Wabush expired on March 1, 1993; however, work continues under the contract.

         As of December 31, 1993, the Savage River Mines operations had 230 employees, 167 of whom are represented by several unions, whose contracts are renegotiated from time to time.

         ENERGY. Wisconsin Electric Power Company (WEPCO) electric power supply contracts with the Empire and Tilden Mines, entered into in December 1987, provide that WEPCO shall furnish electric power to these Mines, within specific demand limits, pursuant to price formulas. The primary term of these contracts covers ten years through 1997. In return for a substantial reduction in rates, the Tilden Mine converted a portion of its firm power contract to curtailable power beginning in 1993. Electric power for Hibbing Taconite is supplied by Minnesota Power and Light under an agreement which can be terminated with four years' notice. Hibbing Taconite received a substantial reduction in rates for converting a portion of its contractual requirements to curtailable power starting in November, 1993. Electric power requirements will continue to be specified annually by the Hibbing Taconite venturers corresponding to Hibbing's operating requirements. LTV Steel Mining Company completed reactivation of its power plant in 1992, and is currently generating the majority of its requirements, and an interchange agreement with Minnesota Power and Light provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. Wabush Mines owns a portion of the Twin Falls Hydro Generation facility which provides power for Wabush's mining operations in Newfoundland. A twenty year agreement with Newfoundland Power allows an interchange of water rights in return for the power needs for Wabush's mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract. Savage River Mines obtains its power from the local Government Power Authority on a special contract for the expected life of the mine.

         Cliffs has contracts providing for the transport of natural gas for its North American iron ore operations. No material interruptions of supply of natural gas occurred in 1993.

         Cliffs' pelletizing facilities have the capability of burning coal, natural gas, or oil, except Savage River Mines and Wabush which have the capability of burning coal and oil and Hibbing Taconite and LTV Steel Mining Company which have the capability of burning natural gas and oil. During 1993 the U.S. mines burned natural gas as their primary fuel due to favorable pricing. Wabush and Savage River Mines used oil, supplemented with coal or coke breeze.

         Any substantial interruption of operations or substantial price increase resulting from future government regulations or energy taxes, injunctive order, or fuel shortages could be materially adverse to the Company.

         In the paper format version of this document, this page contains a map. See Appendix A to this report.

ITEM 3. LEGAL PROCEEDINGS.

Arrowhead.
- ----------

    CMC, which has a 15 percent ownership interest in and acts as Managing Agent for Hibbing Taconite Company, a joint venture, has been included as a named defendant in a suit captioned United States of America v. Arrowhead Refining Company, et al., which was filed on or about September 29, 1989 in the United States District Court for the District of Minnesota, Fifth Division. In that suit, the United States seeks declaratory relief and recovery of costs incurred in connection with the study and remedial plan conducted or to be conducted by the United States Environmental Protection Agency ("U.S. EPA") at the Arrowhead Refinery Superfund Site near Duluth, St. Louis County, Minnesota. In that suit, the United States has alleged that CMC and the other 14 named defendants, including former and present owners of the Arrowhead site, are jointly and severally liable for $1.9 million, plus interest, representing the amount incurred for actions already taken by or on behalf of the U.S. EPA at the Arrowhead site, and are jointly and severally liable for the cost attributable to implementation of a remedial plan adopted by the U.S. EPA with respect to the Arrowhead site, which remedial action is estimated by the U.S. EPA to cost $30 million. CMC has filed an answer to the suit denying liability. It is not possible presently to estimate the amount of CMC's potential liability, if any. Since January 31, 1991, CMC and 13 of the other named defendants have filed a counter claim against the United States and further complaints naming additional parties as third party defendants. The counter claim and third party complaints allege that the parties named therein are jointly and severally liable for such costs. During the year certain defendants have been dismissed, and as of December 31, 1993 there are 140 third party defendants named in this suit. It is not expected that this matter will result in a material adverse effect on the Company's consolidated financial statements.

Rio Tinto.
- ----------

    On July 21, 1993, Iron and Cliffs Copper Corp, a subsidiary of the Company, each received Findings of Alleged Violation and Order from the Department of Conservation and Natural Resources, Division of Environmental Protection, State of Nevada. The Findings allege that tailings materials left at the Rio Tinto Mine, located near Mountain City, Nevada, are entering State waters which the State considers to be in violation of State water quality laws. The Rio Tinto Mine was operated by Cliffs Copper Corp from 1971 to 1975 and by other companies prior to 1971. The Order requires remedial action to eliminate water quality impacts. The Company does not believe the potential liability, if any, to be material. The Company believes that it has substantial defenses to claims of liability and intends to vigorously defend alleged violations.

Summitville.
- ------------

    On January 12, 1993, Iron received from the United States Environmental Protection Agency a Notice of Potential Liability at the Summitville mine site, located at Summitville, Colorado, where Iron, as one of three joint venturers, conducted an unsuccessful copper ore exploration activity from 1966 through 1969. On June 25, 1993, Iron received from the United States Environmental Protection Agency a Notice of Potential Involvement in certain portions of the Summitville mine site. The mine site has been proposed for listing on the National Priorities List under the Comprehensive Environmental Response Compensation and Liability Act. The Company does not believe the potential liability, if any, to be material. The Company has substantial defenses to these claims of liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                              EXECUTIVE OFFICERS OF THE REGISTRANT
                                    Position with the Company
                                       as of March 1, 1994
                                    -------------------------

       Name                                                                Age
       ----                                                                ---
       M. T. Moore                    Chairman, President and Chief        59
                                       Executive Officer
       J. S. Brinzo                   Senior Executive-Finance             52
       W. R. Calfee                   Senior Executive-Commercial          47
       F. S. Forsythe                 Senior Executive-Operations          61
       T. J. O'Neil                   Senior Vice President-Technical      53
       A. S. West                     Senior Vice President-Sales          57


   There is no family relationship between any of the executive officers of the Company, or between any of such executive officers and any of the Directors of the Company. Officers are elected to serve until successors have been elected. All of the above-named executive officers of the Company were elected effective on the effective dates listed below for each such officer.


   The business experience of the persons named above for the last five years is as follows:
M. T. Moore            President and Chief Executive Officer, Company,
                                 January 1, 1987 to May 9, 1988.
                       Chairman, President and Chief Executive Officer,
                                 Company, May 10, 1988 to date.


J. S. Brinzo           Senior Vice President-Finance, Company,
                                 May 1, 1987 to August 31, 1989.
                       Executive Vice President-Finance, Company,
                                 September 1, 1989 to September 30, 1993.
                       Senior Executive-Finance, Company,
                                 October 1, 1993 to date.


W. R. Calfee           Group Executive Vice President, Company,
                                 March 1, 1987 to August 31, 1989.
                       Senior Executive Vice President, Company,
                                 September 1, 1989 to September 30, 1993.
                       Senior Executive-Commercial, Company,
                                 October 1, 1993 to date.


F. S. Forsythe         Executive Vice President-Commercial, Company,
                                 February 25, 1985 to August 31, 1989.
                       Executive Vice President-Operations, Company,
                                 September 1, 1989 to September 30, 1993.
                       Senior Executive-Operations, Company,
                                 October 1, 1993 to date.


T. J. O'Neil           Vice President-South Pacific Operations,
                              Cyprus Gold Company,
                              October, 1987 to August, 1989.
                       Vice President/General Manager,
                              Cyprus Sierrita Corp.,
                              August, 1989 to April, 1991.
                       Vice President-Engineering and Development,
                              Cyprus Copper Company,
                              April, 1991 to November, 1991.
                       Senior Vice President-Technical, Company,
                              November 18, 1991 to date.


A. S. West             Senior Vice President-Sales, Iron,
                              April 15, 1987 to date.
                       Vice President, Company,
                              May 14, 1985 to May 11, 1987.
                       Senior Vice President-Sales, Company,
                              July 1, 1988 to date.


                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1993 contained in the material under the headings, "Common Share Price Performance and Dividends", "Investor and Corporate Information" and "11-Year Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.


ITEM 6. SELECTED FINANCIAL DATA.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1993 contained in the material under the headings, "11-Year Summary of Financial and Other Statistical Data" and "Notes to Consolidated Financial Statements", such information filed as a part hereof as Exhibits 13(j) and 13(g), respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1993 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", such information filed as a part hereof as Exhibit 13(a).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1993 contained in the material under the headings "Statement of Consolidated Financial Position", "Statement of Consolidated Income", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Quarterly Results of Operations", such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information regarding Directors required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1994, from the material under the heading "Election of Directors". The information regarding executive officers required by this item is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1994 from the material under the headings "Executive Compensation (excluding the Compensation Committee Report on Executive Compensation)", "Pension Benefits", and the first five paragraphs under "Agreements and Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1994, from the material under the heading "Securities Ownership of Management and Certain Other Persons".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1994, from the material under the last paragraph of the heading "Directors' Compensation" and from the material under the heading "Board of Directors and Board Committees".

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)

          (1) and (2)-List of Financial Statements and Financial Statement Schedules.

          The following consolidated financial statements of the Company and its subsidiaries, included in the Annual Report to Security Holders for the year ended December 31, 1993, are incorporated herein by reference from Item 8 and made a part hereof:

          Statement of Consolidated Financial Position -
                                 December 31, 1993 and 1992
          Statement of Consolidated Income - Years ended
                                 December 31, 1993, 1992 and 1991
          Statement of Consolidated Cash Flows - Years ended
                                 December 31, 1993, 1992 and 1991
          Statement of Consolidated Shareholders' Equity - Years ended
                                 December 31, 1993, 1992 and 1991
          Notes to Consolidated Financial Statements

          The following consolidated financial statement schedules of the Company and its subsidiaries are included herein in Item 14(d) and attached as Exhibits 99(a),
99(b) and 99(c).

          Schedule I             -         Marketable securities
          Schedule VIII          -         Valuation and qualifying accounts
          Schedule X             -         Supplementary income statement information

          The following financial statements and financial statement schedules for significant investee companies are included herein in Item 14(d) and attached as Exhibit 99(e).

          Tilden Mining Company (A 60.0% ownership interest carried at equity)

          Statement of Financial Position -
                          December 31, 1993 and 1992
          Statement of Costs and Expenses Charged to Associates - Years ended
                          December 31, 1993, 1992 and 1991
          Statement of Associates' Account - Years ended
                          December 31, 1993, 1992 and 1991
          Statement of Cash Flows - Years ended
                          December 31, 1993, 1992 and 1991
          Notes to Financial Statements

          Schedule V    -       Property, plant and equipment
          Schedule VI   -       Accumulated depreciation, depletion and
                                amortization of property, plant and equipment
          Schedule X    -       Supplementary income statement information

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3) List of Exhibits - Refer to Exhibit Index on pages 20-28 which is incorporated herein by reference.

          (b) There were no reports on Form 8-K filed during the three months ended December 31, 1993.

          (c)    Exhibits listed in Item 14(a)(3) above are included herein.

          (d) Financial Statements and Schedules listed above in Item 14(a)(1) and (2) are incorporated herein by reference.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By: /s/John E. Lenhard
    ---------------------
    John E. Lenhard,
    Secretary

Date:  March 28, 1994


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                                       Date
- ----------                     -----                                       ----
M. T. Moore                    Chairman,                                   March 28, 1994
                               President and Chief
                               Executive Officer and
                               Principal Executive Officer
                               and Director

J. S. Brinzo                   Senior Executive-Finance                    March 28, 1994
                               and Principal
                               Financial Officer

J. A. Trethewey                Vice President and                          March 28, 1994
                               Controller and Principal
                               Accounting Officer

R. S. Colman                   Director                                    March 28, 1994

E. M. de Windt                 Director                                    March 28, 1994

J. D. Ireland, III             Director                                    March 28, 1994

G. F. Joklik                   Director                                    March 28, 1994

L. L. Kanuk                    Director                                    March 28, 1994

G. H. Lamphere                 Director                                    March 28, 1994

S. B. Oresman                  Director                                    March 28, 1994

A. Schwartz                    Director                                    March 28, 1994

S. K. Scovil                   Director                                    March 28, 1994

J. H. Wade                     Director                                    March 28, 1994

A. W. Whitehouse               Director                                    March 28, 1994



                               By: /s/John E. Lenhard
                                  --------------------
                                  (John E. Lenhard, as
                                   Attorney-in-Fact)


    Original powers of attorney authorizing Messrs. M. Thomas Moore, John S. Brinzo, Frank L. Hartman, and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.


                                                                  EXHIBIT INDEX


                                                                                                                    Pagination by
                                                                                                                     Sequential
 Exhibit                                                                                                              Numbering
 Number                                                                                                                System
 ------                                                                                                             -------------
                            Articles of Incorporation and By-Laws
                            of Cleveland-Cliffs Inc
                            -----------------------

       3(a)                 Amended Articles of Incorporation of Cleveland-Cliffs Inc (filed as  Exhibit 3(a) to
                            Form  10-K of  Cleveland-Cliffs Inc  filed  on March  29, 1991  and incorporated  by
                            reference)                                                                             Not Applicable

       3(b)                 Regulations  of  Cleveland-Cliffs  Inc  (filed  as Exhibit  3(b)  to  Form  10-K  of
                            Cleveland-Cliffs Inc filed on March 29, 1991 and incorporated by reference)            Not Applicable

                            Instruments defining rights of security
                            holders, including indentures
                            -----------------------------

       4(a)                 Restated Indenture, between  Empire Iron Mining  Partnership, Inland Steel  Company,
                            McLouth  Steel  Corporation,  The  Cleveland-Cliffs   Iron   Company,  International
                            Harvester  Company, WSC  Empire, Inc.  and Chemical  Bank, as  Trustee, dated  as of
                            December 1, 1978 (filed as Exhibit 4(a)  to Form 10-K of Cleveland-Cliffs Inc  filed
                            on March 29, 1991 and incorporated by reference)                                       Not Applicable

       4(b)                 First  Supplemental Indenture, between Empire  Iron Mining Partnership, Inland Steel
                            Company,   McLouth   Steel   Corporation,   The   Cleveland-Cliffs   Iron   Company,
                            International  Harvester Company,  WSC Empire  Inc. and  Chemical Bank,  as Trustee,
                            dated as  of February 14,  1981 (filed  as Exhibit 4(b)  to Form 10-K  of Cleveland-
                            Cliffs Inc filed on March 29, 1991 and incorporated by reference)                      Not Applicable

       4(c)                 Second Supplemental Indenture, between Empire Iron  Mining Partnership, Inland Steel
                            Company,   McLouth   Steel   Corporation,   The   Cleveland-Cliffs   Iron   Company,
                            International Harvester Company, and Chemical  Bank, as Trustee, dated as of  May 1,
                            1982 (filed as Exhibit 4(c) to Form 10-K of  Cleveland-Cliffs Inc filed on March 29,
                            1991 and incorporated by reference)                                                    Not Applicable




       4(d)                 Third Supplemental  Indenture, between Empire Iron
                            Mining  Partnership, Inland Steel Company, McLouth
                            Steel Corporation, The Cleveland-Cliffs Iron
                            Company, and Chemical Bank, as Trustee, dated as of
                            June 21,  1982 (filed as Exhibit 4(d) to Form 10-K
                            of Cleveland-Cliffs Inc filed on March 29, 1991 and
                            incorporated by reference)                           Not Applicable

       4(e)                 Fourth  Supplemental Indenture, between Empire Iron
                            Mining Partnership, Inland Steel Company,  The
                            Cleveland-Cliffs  Iron  Company, Cliffs  IH
                            Empire, Inc.,  Cliffs  MC Empire, Inc.,  Jones &
                            Laughlin  Ore Mining Company,  J&L Empire, Inc.
                            and Chemical Bank, as Trustee, dated as of February
                            1,  1983 (filed as Exhibit 4(e) to Form  10-K of
                            Cleveland-Cliffs Inc filed on March 29, 1991 and
                            incorporated by reference)                          Not Applicable

       4(f)                 Fifth Supplemental Indenture, between  Empire Iron
                            Mining Partnership,  Inland Steel Company,  The
                            Cleveland-Cliffs  Iron Company,  Cliffs IH  Empire,
                            Inc.,  J&L Empire, Inc., Wheeling-Pittsburgh/Cliffs
                            Partnership, and Chemical Bank,  as Trustee, dated
                            as of October  1, 1983 (filed as Exhibit  4(f) to
                            Form 10-K of  Cleveland-Cliffs Inc filed on March
                            29, 1991 and incorporated by reference)             Not Applicable

       4(g)                 Sixth Supplemental  Indenture, between Empire Iron
                            Mining  Partnership, Inland Steel Company,  The
                            Cleveland-Cliffs  Iron   Company,   J&L  Empire,
                            Inc.,   Wheeling- Pittsburgh/Cliffs Partnership,
                            McLouth-Cliffs  Partnership, Cliffs Empire, Inc.
                            and Chemical Bank, as Trustee, dated  as of July 1,
                            1984 (filed as Exhibit  4(g) to Form 10-K of
                            Cleveland-Cliffs Inc filed on  March 29, 1991 and
                            incorporated by reference)                          Not Applicable

       4(h)                 Form of Guaranty of Payment of 9.55% Secured
                            Guaranteed Notes of Empire Iron Mining Partnership
                            due  September  1,  1998  (filed  as  Exhibit  4(h)
                            to  Form  10-K  of Cleveland-Cliffs Inc filed on
                            March 29, 1991 and incorporated by reference)       Not Applicable






       4(i)                 Restated  First Mortgage Indenture, among  Tilden
                            Iron Ore  Partnership, Tilden Iron Ore  Company and
                            Chemical Bank and  Clinton G.  Martens, as
                            Trustees, dated  as of October 31, 1977, as
                            supplemented and amended (See Footnote (A))          Not Applicable

       4(j)                 Restated Financing Agreement, by and among Tilden
                            Iron Ore Partnership, Tilden Iron Ore Company,
                            Cannelton Iron  Ore Company, The Cleveland-Cliffs
                            Iron  Company, Stelco Coal Company,
                            Wheeling-Pittsburgh  Steel Corporation, Sharon
                            Steel Corporation  and Chemical Bank  and Clinton
                            G.  Martens, as  Trustees, dated as  of October
                            31, 1977 (filed as Exhibit 4(j) to Form 10-K  of
                            Cleveland-Cliffs Inc filed on March 29, 1991 and
                            incorporated by reference)                           Not Applicable

       4(k)                 Form of  Guarantee of Payment,  dated January 20,
                            1984  relating to Notes  of Empire Iron Mining
                            Partnership (See Footnote (A))                       Not Applicable

       4(l)                 Form  of Guarantee  of Payment, dated  August 12,
                            1986 relating to  Notes of Empire Iron Mining
                            Partnership (See Footnote (A))                       Not Applicable

       4(m)                 Form  of   Common  Stock  Certificate  (filed  as
                            Exhibit  4(m)  to  Form  10-K  of Cleveland-Cliffs
                            Inc filed on March 30, 1992 and incorporated by
                            reference)                                           Not Applicable

       4(n)                 Rights Agreement dated  September 8, 1987  and
                            amended and  restated as of  November 19, 1991, by
                            and between Cleveland-Cliffs  Inc and Society
                            National Bank  (successor to  Ameritrust Company
                            National  Association) (filed as  Exhibit 4.2 to
                            Form 8-K of Cleveland-Cliffs Inc filed on November
                            20, 1991 and incorporated by reference)              Not Applicable





- ---------------------------------------------

 (A) This document has not been filed as an exhibit hereto because the long-term debt of the Company represented thereby, either directly or through its interest in an affiliated or associated entity, does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of this document to the Securities and Exchange Commission upon request.




       4(o)                 Credit Agreement  dated as of April  30, 1992 among
                            Cleveland-Cliffs  Inc, the Banks named therein and
                            Chemical Bank, as  Agent (filed as Exhibit  4(s) to
                            Form  10-Q of Cleveland-Cliffs Inc filed on May 14,
                            1992 and incorporated by reference)                   Not Applicable

       4(p)                 Conformed Note  Agreements dated as  of May 1,
                            1992 among Cleveland-Cliffs  Inc and each of  the
                            Purchasers named in Schedule  I thereto (filed as
                            Exhibit  4(t) to Form 10-Q of Cleveland-Cliffs Inc
                            filed on July 22, 1992 and incorporated by
                            reference)                                            Not Applicable

                            Material Contracts
                            ------------------

       10(a)        *       Amendment   and   Restatement   of   Supplemental
                            Retirement   Benefit   Plan   of Cleveland-Cliffs
                            Inc, dated as of September 1, 1985 (filed as
                            Exhibit 10(a) to Form 10-K of Cleveland-Cliffs
                            Inc  filed  on March  30,  1992  and  incorporated
                            by reference)                                         Not Applicable

       10(b)        *       The  Cleveland-Cliffs Iron  Company Plan  for
                            Deferred Payment  of Directors'  Fees dated as of
                            July 1, 1981,  assumed by Cleveland-Cliffs  Inc
                            effective July 1,  1985 (filed as Exhibit  10(b) to
                            Form 10-K of  Cleveland-Cliffs Inc filed  on March
                            29, 1991 and incorporated by reference)               Not Applicable

       10(c)        *       Amendment No.  1 to  Cleveland-Cliffs Inc  Plan for
                            Deferred Payment  of Directors' Fees (filed  as
                            Exhibit 10(c)  to Form 10-K of  Cleveland-Cliffs
                            Inc filed  on March 30, 1992 and incorporated by
                            reference)                                            Not Applicable

       10(d)        *       Consulting Agreement dated as of June  23, 1987, by
                            and between Cleveland-Cliffs Inc and S. K. Scovil
                            (filed as Exhibit 10(c) to Form 10-K of
                            Cleveland-Cliffs Inc filed on March 29, 1991 and
                            incorporated by reference)                            Not Applicable

       10(e)        *       Amendment to Consulting Agreement wth S.K. Scovil
                            (filed as Exhibit 10(e) to Form 10-K of Cleveland-
                            Cliffs Inc filed on March 30, 1992 and incorporated
                            by referene)                                          Not Applicable

       10(f)        *       Form of contingent employment agreements  with
                            certain executive officers (filed  as Exhibit 10(f)
                            to Form  10-K of Cleveland-Cliffs  Inc filed  on
                            March  30, 1992  and incorporated by reference)       Not Applicable

- ---------------------------------------


 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.




       10(g)        *       Cleveland-Cliffs Inc and  Subsidiaries Management
                            Performance Incentive  Plan, dated as of January
                            1, 1993 (Summary  Description) (filed as Exhibit
                            10 to Form  10-Q of Cleveland-Cliffs Inc on
                            November 10, 1993 and incorporated by reference)   Not Applicable

       10(h)                Instrument of  Assignment and Assumption  dated as
                            of  July 1, 1985,  by and between The
                            Cleveland-Cliffs Iron  Company and Cleveland-Cliffs
                            Inc (filed  as Exhibit 10(f) to Form  10-K of
                            Cleveland-Cliffs  Inc filed on  March 29, 1991 and
                            incorporated by reference)                         Not Applicable

       10(i)                Instrument  of Assignment  and Assumption  dated
                            as of  September 1,  1985,  by and between  The
                            Cleveland-Cliffs  Iron  Company  and Cleveland-
                            Cliffs  Inc (filed  as Exhibit  10(g) to  Form 10-K
                            of Cleveland-Cliffs  Inc filed  on March 29,  1991
                            and incorporated by reference)                     Not Applicable

       10(j)                Form of  indemnification agreements  with certain
                            directors  and officers  (filed as Exhibit 10(h)
                            to Form  10-K of  Cleveland-Cliffs Inc  filed on
                            March 29,  1991 and incorporated by reference)     Not Applicable

       10(k)        *       1987 Incentive Equity  Plan (filed as Exhibit 10(k)
                            to Form 10-K of Cleveland-Cliffs Inc filed on March
                            30, 1992 and incorporated by reference)            Not Applicable

       10(l)        *       1992  Incentive   Equity  Plan   (filed  as
                            Appendix   A  to  Proxy   Statement  of
                            Cleveland-Cliffs Inc filed on March 13, 1992 and
                            incorporated by reference)                         Not Applicable

       10(m)                Purchase and  Sale  Agreement  dated  as of
                            December  8,  1987, by  and  among  The Cleveland-
                            Cliffs  Iron Company,  Cliffs Electric  Service
                            Company,  Upper Peninsula Generating Company,
                            Upper  Peninsula Power  Company  and Wisconsin
                            Electric  Power Company (filed as Exhibit 10(m) to
                            Form 10-K of Cleveland-Cliffs Inc filed  on March
                            29, 1993 and incorporated by reference)            Not Applicable

       10(n)        *       Amended  and  Restated   Cleveland-Cliffs  Inc
                            Retirement  Plan   for  Non-Employee Directors
                            dated  as of  January 1,  1988 (filed  as Exhibit
                            10(n) to  Form 10-K  of Cleveland-Cliffs Inc on
                            March 29, 1993 and incorporated by reference)      Not Applicable



- ---------------------------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.




       10(o)        *       Amended  and Restated  Trust Agreement  No. 1
                            dated  as of  March 9,  1992, by  and between
                            Cleveland-Cliffs  Inc and  Society National  Bank
                            (successor  to Ameritrust Company National
                            Association) with respect  to the Supplemental
                            Retirement Benefit Plan and certain contingent
                            employment agreements (filed as  Exhibit 10(o) to
                            Form 10-K of Cleveland-Cliffs Inc filed on March
                            30, 1992 and incorporated by reference)            Not Applicable

       10(p)        *       Amended  and Restated  Trust Agreement  No. 2
                            dated  as of  March 9,  1992, by  and between
                            Cleveland-Cliffs  Inc and  Society National  Bank
                            (successor to  Ameritrust Company  National
                            Association) with  respect  to the  Severance  Pay
                            Plan for  Key Employees  of  Cleveland-Cliffs Inc,
                            the  Cleveland-Cliffs Inc  Retention  Plan for
                            Salaried Employees  and certain contingent
                            employment agreements (filed  as Exhibit 10(p) to
                            Form 10-K of Cleveland-Cliffs Inc  filed on March
                            30, 1992 and incorporated by reference)            Not Applicable

       10(q)        *       Trust Agreement No. 4 dated  as of October 28,
                            1987, by and between Cleveland-Cliffs Inc   and
                            Society   National  Bank   (successor  to
                            Ameritrust   Company  National Association) with
                            respect  to the  Plan  for Deferred  Payment  of
                            Directors'  Fees (filed  as Exhibit 10(q) to Form
                            10-K of  Cleveland-Cliffs Inc on March 29, 1993 and
                            incorporated by reference)                         Not Applicable

       10(r)        *       First Amendment to Trust  Agreement No. 4 dated as
                            of April 9,  1991, by and between Cleveland-Cliffs
                            Inc and  Society National  Bank (successor  to
                            Ameritrust Company National  Association) and
                            Second Amendment to  Trust Agreement  No. 4 dated
                            as of March  9,  1992 by  and  between
                            Cleveland-Cliffs  Inc  and Society  National  Bank
                            (successor to  Ameritrust Company National
                            Association) (filed as Exhibit  10(r) to Form 10-K
                            of  Cleveland-Cliffs Inc  filed on  March 29,  1993
                            and incorporated  by reference)                    Not Applicable



- ----------------------------------------------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.




       10(s)        *       Trust Agreement No. 5 dated as of  October 28,
                            1987, by and between Cleveland-Cliffs Inc  and
                            Society   National  Bank   (successor  to
                            Ameritrust  Company   National Association)  with
                            respect  to  the  Cleveland-Cliffs Inc  Voluntary
                            Non-Qualified Deferred Compensation Plan (filed  as
                            Exhibit 10(s) to Form 10-K of Cleveland-Cliffs Inc
                            filed on March 29, 1993 and incorporated by
                            reference)                                          Not Applicable

       10(t)        *       First Amendment to  Trust Agreement No. 5 dated  as
                            of May 12, 1989,  by and between Cleveland-Cliffs
                            Inc  and Society  National  Bank (successor  to
                            Ameritrust  Company National Association), Second
                            Amendment to Trust  Agreement No. 5 dated as of
                            April 9, 1991 by and between Cleveland-Cliffs Inc
                            and Society National Bank  (successor to Ameritrust
                            Company National Association) and  Third Amendment
                            to Trust Agreement No.  5 dated  as  of March  9,
                            1992,  by  and between  Cleveland-Cliffs Inc  and
                            Society National Bank  (successor  to Ameritrust
                            Company  National Association)  (filed  as Exhibit
                            10(t) to  Form 10-K of  Cleveland-Cliffs Inc  filed
                            on  March 30,  1992 and incorporated by reference)  Not Applicable

       10(u)                Amended and  Restated Trust  Agreement  No. 6
                            dated as  of March  9,  1992, by  and between
                            Cleveland-Cliffs Inc  and  Society National  Bank
                            (successor  to Ameritrust Company National
                            Association) with  respect to  certain
                            indemnification  agreements with  directors  and
                            certain officers  (filed  as  Exhibit 10(u)  to
                            Form  10-K of Cleveland-Cliffs Inc filed on March
                            30, 1992 and incorporated by reference)             Not Applicable

       10(v)        *       Trust  Agreement No. 7 dated  as of April  9, 1991,
                            by  and between Cleveland-Cliffs Inc   and  Society
                            National  Bank   (successor  to  Ameritrust
                            Company  National Association)  with  respect  to
                            the  Cleveland-Cliffs Inc  Supplemental  Retirement
                            Benefit Plan,  as amended  by First  Amendment to
                            Trust Agreement  No. 7 (filed  as Exhibit 10(v)  to
                            Form 10-K  of Cleveland-Cliffs  Inc filed  on March
                            30, 1992  and incorporated by reference)            Not Applicable



- -------------------------------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.




       10(w)        *       Trust Agreement  No. 8 dated  as of April 9,  1991,
                            by and  between Cleveland-Cliffs Inc  and  Society
                            National  Bank   (successor  to   Ameritrust
                            Company   National Association)   with  respect  to
                            the  Cleveland-Cliffs   Inc  Retirement  Plan  for
                            Non-Employee  Directors, as  amended by  First
                            Amendment  to Trust  Agreement  No. 8 (filed as
                            Exhibit  10(w) to  Form 10-K of  Cleveland-Cliffs
                            Inc  filed on March  30, 1992 and incorporated by
                            reference)                                            Not Applicable

       10(x)                Cleveland-Cliffs Inc Retention  Plan for Salaried
                            Employees (filed  as Exhibit 10(x) to  Form 10-K of
                            Cleveland-Cliffs Inc filed  on March 30,  1992 and
                            incorporated by reference)                            Not Applicable

       10(y)        *       Severance  Pay Plan  for Key  Employees of
                            Cleveland-Cliffs Inc  (filed  as Exhibit 10(y)  to
                            Form 10-K of Cleveland-Cliffs Inc filed on March
                            30, 1992 and incorporated by reference)               Not Applicable

       10(z)        *       Voluntary  Non-Qualified  Deferred  Compensation
                            Plan  of Cleveland-Cliffs  Inc  as amended by
                            Amendment No.  1 to Voluntary  Non-Qualified
                            Deferred  Compensation Plan and Amendment No. 2  to
                            Voluntary Non-Qualified Deferred Compensation Plan
                            (filed as Exhibit 10(z) to  Form 10-K  of
                            Cleveland-Cliffs  Inc filed  on March  30, 1992
                            and incorporated by reference)                        Not Applicable

       10(aa)       *       First  Amendment to Amendment  and Restatement of
                            Cleveland-Cliffs Inc Supplemental Retirement
                            Benefit  Plan, dated as of  January 15, 1993 (filed
                            as  Exhibit 10(aa) to Form  10-Q  of
                            Cleveland-Cliffs Inc  filed  on  May 12,  1993  and
                            incorporated by reference)                            Not Applicable

       11                   Statement re computation of per share earnings        29-30

       13                   Selected portions of 1993 Annual Report to Security
                            Holders

       13(a)                   Management's Discussion and Analysis of
                               Financial  Condition and Results of
                               Operations                                         31-40

       13(b)                   Report of Independent Auditors                     41

       13(c)                   Statement of Consolidated Financial
                               Position                                           42-43

       13(d)                   Statement of Consolidated Income                   44

       13(e)                   Statement of Consolidated Cash Flows               45

- ------------------------------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.



13(f)                            Statement of Consoldiated Shareholders'
                                 Equity                                                   46

13(g)                            Notes to Consolidated Financial Statements               47-61

13(h)                            Quarterly Results of Operations/
                                 Common Share Price Performance and
                                 Dividends                                                62

13(i)                            Investor and Corporate Information                       63

13(j)                            11-Year Summary of Financial and Other
                                 Statistical Data                                         64-65

21                            Subsidiaries of the registrant                              66-68

23                            Consent of independent auditors                             69

24                            Power of Attorney                                           70

99                            Additional Exhibits

99(a)                           Schedule I - Marketable securities                        71

99(b)                           Schedule VIII - Qualification and
                                  valuation accounts                                      72

99(c)                           Schedule X - Supplementary income
                                  statement information                                   73

99(d)                           Report of Independent Auditors for
                                  Significant Investee Company                            74

99(e)                           Financial Statements and Financial
                                  Statement Schedules for Significant
                                  Investee Company                                        75-85

Appendix                     Image and Graphic Material                                   86
