Form 10-Q
period 1994-03-31
CLEVELAND CLIFFS INC
filed 1994-05-11
CIK 764065

- - -----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549


                                   FORM 10-Q


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994
                                       OR
_       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to ______ .
                         Commission File Number:1-8944

                              CLEVELAND-CLIFFS INC
             (Exact name of registrant as specified in its charter)


             Ohio                               34-1464672
(State or other jurisdiction of              (I.R.S. Employer
incorporation)                              Identification No.)


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

                                 YES  X  NO
                                     ---    ---


As of April 30, 1994, there were 12,080,060 Common Shares (par value $1.00 per share) outstanding.

=============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME





                                                                  (In Millions,
                                                                    Except Per
                                                                  Share Amounts)
                                                                   Three Months
                                                                 Ended March 31,
                                                                ----------------
                                                                 1994      1993
                                                                ------    ------
REVENUES
    Product sales and services                                  $40.1     $32.5
    Royalties and management fees                                 8.0       8.2
                                                                ------    ------
        Total Operating Revenues                                 48.1      40.7
    Investment income (securities)                                1.2       2.3
    Other income                                                  0.2       0.3
                                                                ------    ------
                                   TOTAL REVENUES                49.5      43.3

COSTS AND EXPENSES
    Cost of goods sold and operating expenses                    39.5      37.3
    Administrative, selling and general expenses                  4.0       3.7
    Interest expense                                              1.6       1.6
    Other expenses                                                1.4       0.9
                                                                ------    ------
                              TOTAL COSTS AND EXPENSES           46.5      43.5
                                                                ------    ------

INCOME (LOSS) BEFORE INCOME TAXES                                 3.0      (0.2)


Income taxes (credits)
    Currently payable                                             0.8      (0.1)
    Deferred                                                       -         -
                                                                ------    ------
                              TOTAL INCOME TAXES (CREDITS)        0.8      (0.1)
                                                                ------    ------


NET INCOME (LOSS)                                                $2.2     ($0.1)
                                                                ======    ======
INCOME (LOSS) PER COMMON SHARE                                  $0.18    ($0.01)
                                                                ======    ======





                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                                                         (In Millions)
                                                                   --------------------------
                                                                    March 31,    December 31
                              ASSETS                                  1994          1993
                                                                   -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                           $63.6         $67.9
    Marketable securities                                                92.5          93.1
                                                                   -----------    -----------
                                                                        156.1         161.0
    Accounts receivable                                                  15.5          36.9
    Product inventories                                                  41.3          27.5
    Deferred income taxes                                                14.1          14.1
    Other                                                                10.8          10.5
                                                                   -----------    -----------
                                           TOTAL CURRENT ASSETS         237.8         250.0

PROPERTIES                                                              172.0         172.6
    Less allowances for depreciation and depletion                     (137.5)       (137.3)
                                                                   -----------    -----------
                                               TOTAL PROPERTIES          34.5          35.3

INVESTMENTS IN ASSOCIATED COMPANIES                                     149.3         152.3

OTHER ASSETS
    Long-term investments                                                57.7          57.4
    Deferred income taxes                                                 6.8           6.5
    Other                                                                44.9          43.9
                                                                   -----------    -----------
                                             TOTAL OTHER ASSETS         109.4         107.8
                                                                   -----------    -----------
                                                   TOTAL ASSETS        $531.0        $545.4
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                     $50.3         $64.0

LONG-TERM OBLIGATIONS                                                    75.0          75.0

POST-EMPLOYMENT BENEFITS                                                 71.7          71.2

RESERVE FOR CAPACITY RATIONALIZATION                                     22.5          21.7

OTHER LIABILITIES                                                        32.3          32.8

SHAREHOLDERS' EQUITY
    Preferred Stock
        Class A - No Par Value
             Authorized - 500,000 shares; Issued - None
        Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None
    Common Shares - Par Value $1 a share
        Authorized - 28,000,000 shares
        Issued - 16,827,941 shares                                       16.8          16.8
    Capital in excess of par value of shares                             61.3          61.4
    Retained income                                                     314.4         315.8
    Foreign currency translation adjustments                             (0.1)         (0.3)
    Unrealized gain on available-for-sale securities, net of tax          0.7           1.3
    Cost of 4,748,056 Common Shares in treasury
    (1993 - 4,763,824)                                                 (113.9)       (114.3)
                                                                   -----------    -----------
                                     TOTAL SHAREHOLDERS' EQUITY         279.2         280.7
                                                                   -----------    -----------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $531.0        $545.4
                                                                   ===========    ===========

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               Increase (Decrease)
                                                                 in Cash and Cash
                                                                  Equivalents for
                                                                Three Months Ended
                                                                    March 31,
                                                                  (In Millions)
                                                               -------------------
                                                                 1994       1993
                                                               -------     -------
OPERATING ACTIVITIES
    Net income (loss)                                           $2.2        ($0.1)
    Depreciation and amortization:
         Consolidated                                            0.5          0.5
         Share of Associated Companies                           2.7          3.0
    Provision for deferred income taxes                            -            -
    Charges to capacity rationalization reserve                  0.7          1.0
    Other                                                        1.4         (1.1)
                                                               -------     -------
                      Total Before Changes in Operating Asset    7.5          3.3
    Changes in operating assets and liabilities
         Marketable Securities (increase) decrease               0.6        (95.0)
         Other                                                  (6.8)        (1.7)
                                                               -------     -------
                      NET CASH FROM (USED BY) OPERATING ACTIV    1.3        (93.4)

INVESTING ACTIVITIES
    Purchase of long-term investments                           (1.0)        (2.6)
    Capital expenditures                                        (0.9)        (0.9)
                                                               -------     -------
                      NET CASH (USED BY) INVESTING ACTIVITIES   (1.9)        (3.5)

FINANCING ACTIVITIES
    Dividends                                                   (3.6)        (3.6)
    Other                                                        0.3            -
                                                               -------     -------
                      NET CASH (USED BY) FINANCING ACTIVITIES   (3.3)        (3.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (0.4)         0.1
                                                               -------     -------

(DECREASE) IN CASH AND CASH EQUIVALENTS                         (4.3)      (100.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                67.9        128.6
                                                               -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $63.6        $28.2
                                                               =======     =======
Taxes paid on income                                            $3.8        $ -
Interest paid on debt obligations                               $1.6        $1.6





                              CLEVELAND-CLIFFS INC

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1994

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1993 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited financial statements present fairly the Company's financial position and results. References to the "Company" mean Cleveland-Cliffs Inc and consolidated subsidiaries, unless otherwise indicated. Quarterly results are not necessarily representative of annual results due to seasonal and other factors.

         Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B - SHAREHOLDERS' EQUITY

         The 1987 Incentive Equity Plan authorizes the Company to make grants and awards of stock options, stock appreciation rights and restricted or deferred stock awards to officers and key employees, for up to 839,045 Common Shares. The 1992 Incentive Equity Plan authorizes the Company to issue up to 595,000 Common Shares upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid with respect to awards made under the Plan. Such shares may be shares of original issuance or treasury shares or a combination of both. Stock option and restricted award transactions since December 31, 1993 are summarized as follows:

         Stock Options:                                             1987 Plan           1992 Plan
                                                                    ---------           ---------
           Options outstanding as of 12/31/93                         95,125              10,000
           Granted                                                       -0-                 500
           Exercised                                                 (15,768)                -0-
           Cancelled                                                     -0-                 -0-
                                                                    ----------            -------

           Options outstanding as of 03/31/94                         79,357              10,500
           Options exercisable as of 03/31/94                                             10,000

         Restricted awards:
           Awarded and restricted as of 12/31/93                       4,941              15,277
           Awarded                                                       -0-                 -0-
           Cancelled                                                     -0-                 -0-
           Awarded and restricted as of 03/31/94                       4,240              15,277
         Reserved for future grants or awards
          as of 03/31/94                                               6,501             569,223





NOTE C - INVESTMENTS IN ASSOCIATED COMPANIES

         Summarized income statement information for a significant unconsolidated subsidiary, as defined, follows:

                             TILDEN MINING COMPANY

(A 60% ownership interest at March 31, 1994 and 1993 carried at equity)

             STATEMENT OF COSTS AND EXPENSES CHARGED TO ASSOCIATES

                                                                    (In Millions)
                                                                     Three Months
                                                                    Ended March 31
                                                                    --------------
                                                                    1994     1993
                                                                    -----    -----
         EXPENSES:
           Operating costs                                          $ 3.3    $ 3.5
           Interest                                                    --       --
                                                                    -----    -----
              TOTAL EXPENSES                                        $ 3.3    $ 3.5
                                                                    =====    =====


         In February, 1994, the Company reached agreement in principle with Algoma Steel Inc. ("Algoma") and Stelco Inc. to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are (1) the participants' tonnage entitlements and cost-sharing will be based on a 6.0 million ton target normal production level instead of the previous 4.0 million ton base production level, (2) the Company's interest in the Tilden Magnetite Partnership increases from 33.33% to 40.0% with an associated increase in the Company's obligation for mine costs,
(3) the Company will receive an increased royalty, (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or the Company, and (5) a partner may take additional production with certain fees paid to the Partnership. The agreement is not expected to have a material financial effect on the Company's consolidated financial statements. The new Tilden arrangements reflect an underlying plan of operating improvements and will allow a lengthening of the magnetite ore reserve life. Additional capital and development expenditures are expected in connection with the improvement plan.

NOTE D - ENVIRONMENTAL MATTERS

         The Company's policy is to conduct business in a manner that promotes environmental quality. Environmental costs at active operations are included in current operating and capital costs. The Company's environmental obligations for idle and closed mining and other sites have been recognized based on specific estimates for known conditions and required investigations. Any potential insurance recoveries have not been reflected in the determination of the reserve.

         At March 31, 1994, the Company has provided an environmental reserve of $10.1 million, of which $3.1 million is current. The components are as follows:

         o $4.2 million for the Cliffs-Dow site in Michigan, which is independent of the Company's mining operations. The reserve is based on an engineering study prepared by outside consultants engaged by the responsible parties. The Company continues to evaluate the study recommendations and other means to clean-up the site. Significant site clean-up activities have taken place in the fourth quarter of 1993 and the first quarter of 1994.

         o $5.9 million for other identified environmental exposures, including the Arrowhead Refinery site in Minnesota, the Rio Tinto mine site in Nevada and the Summitville mine site in Colorado, which sites are independent of the Company's iron mining operations. The reserve is based on the estimated cost of investigation and remediation of sites where expenditures may be incurred. Final plans and allocations among the involved parties are undetermined.

NOTE E - ACCOUNTING CHANGES

         In November, 1992, the Financial Accounting Standards Board issued Statement 112, "Employers' Accounting for Postemployment Benefits." Statement 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. Although Statement 112 is effective for years beginning after December 15, 1993, the Company elected to adopt the provisions of this standard for the year ended December 31, 1993. The effect of adopting this statement was not material to the consolidated financial statements.

         In May, 1993, the Financial Accounting Standards Board issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes standards of financial accounting and reporting investments in equity securities that have readily determinable fair values and for investments in debt securities. This statement, which is effective for years beginning after December 15, 1993, has been adopted for the year ended December 31, 1993. The effect of adopting this statement was not material to the consolidated financial statements.

         Prior year financial statements have not been restated for adoption of the two standards. However, certain prior year amounts have been reclassified to conform to current year classifications.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


COMPARISON OF FIRST QUARTER 1994 AND 1993
- - -----------------------------------------

         Net income for the first quarter of 1994 was $2.2 million, or $.18 per share. In the first quarter of 1993, the Company recorded a net loss of $100,000, or 1 cent per share. First quarter results are traditionally not representative of annual results due to seasonal effects.

         The $2.3 million increase in first quarter results was mainly due to higher sales realization and volume in North America, and higher sales volume in Australia due to shipment timing, partially offset by lower net investment income and higher operating costs. First quarter 1994 results included a net $1.0 million after-tax loss on marketable securities due to higher interest rates. Excluding the loss on marketable securities, earnings would have been $3.2 million, or $.26 per share.

                                 *     *     *

         Cliffs' North American iron ore pellet sales in the first quarter of 1994 were 736,000 tons versus 652,000 tons in 1993. Pellet inventory at March 31, 1994 was 1.2 million tons versus 2.1 million tons one year ago. Cliffs' pellet sales, including resale of purchased ore, are estimated to be 6.8 million tons for the year 1994 versus 6.4 million tons in 1993.

         Cliffs-managed mines in North America produced 7.7 million tons of iron ore pellets in the first quarter, down from 8.1 million tons in 1993. Operating costs in the first quarter of 1994 were substantially higher than the year ago quarter due to unusually severe weather, mining difficulties, and higher employment costs. Production nominations for the full year 1994, which have not changed from the beginning of the year, total 34.5 million tons, a 7 percent increase from 1993 production.


LIQUIDITY
- - ---------

         At March 31, 1994, the Company had cash and marketable securities of $156.1 million, including $6.2 million dedicated to fund Australian mine obligations. In addition, the full amount of a $75.0 million unsecured revolving credit was available. The Company was in compliance with all financial covenants and restrictions of the revolving credit agreement.

         Since December 31, 1993, cash and marketable securities have decreased $4.9 million due to increased working capital, $6.8 million, dividends, $3.6 million, capital expenditures, $1.0 million, and purchase of long-term investments, $1.0 million, partially offset by cash flow from operating activities, $7.5 million.

         North American pellet inventories were 1.2 million tons at March 31, 1994, versus .8 million tons at December 31, 1993 and 2.1 million tons one year ago. The increase of .4 million tons from December 31, 1993 reflects the seasonal nature of the Great Lakes shipping season.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992, the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to 366 retirees and dependents and 111 "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries." The Company is currently paying premiums under protest and is evaluating each assignment and expects to contest those it believes were incorrectly assigned. In addition, the constitutionality of the Benefit Act is being litigated by others. In December, 1993, a complaint was filed by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on 75 beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premium payments are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustee, pending outcome of the litigation. At March 31, 1994, the coal retiree reserve maintained by the Company is $10.6 million, of which $1.0 million is current. First quarter 1994 payments were $.4 million. The reserve is reflected at present value, utilizing an assumed discount rate of 7.25%. Constitutional and other legal challenges to various provisions of the Act by other former coal producers are pending in the Federal Courts.


CAPITALIZATION
- - --------------

         Long-term obligations effectively serviced by the Company at March 31, 1994, including the current portion, totalled $88.6 million. The Company guarantees Empire mine debt obligations of LTV and Wheeling which totalled $20.8 million at March 31, 1994. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                  (Millions)
                                        ------------------------------------------------------------------
                                               March 31, 1994                     December 31, 1993
                                        -----------------------------        -----------------------------
                                                             Total                                Total
                                                          Long-Term                             Long-Term
                                        Obligations       Obligations        Obligations       Obligations
                                        Effectively           and            Effectively           and
                                         Serviced         Guarantees          Serviced         Guarantees
                                        -----------       -----------        -----------       -----------
CONSOLIDATED                              $ 75.0           $  75.0             $  75.0           $  75.0
SHARE OF UNCONSOLIDATED
 AFFILIATES                                 13.6              34.4*               13.6              34.4*
                                          -------          -------             -------           -------
      TOTAL                               $ 88.6           $ 109.4             $  88.6           $ 109.4
                                          ======           =======             =======           =======

RATIO TO SHAREHOLDERS'
 EQUITY                                    .3:1               .4:1                .3:1              .4:1

         * Includes Empire Mine debt obligations which are serviced by LTV and Wheeling.


         At March 31, 1994, the Company was in compliance with all financial covenants and restrictions related to its $75.0 million, medium- term, unsecured senior note agreement.

         The fair value of the Company's long term debt (which had a carrying value of $75.0 million) at March 31, 1994, was estimated at $78.0 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         In addition, on April 30, 1992, the Company entered into a $75.0 million three-year revolving credit agreement. No borrowings are outstanding under the revolving credit facility. The Company may convert amounts outstanding at the end of three years to a three-year term loan. The Company was in compliance with all financial covenants and restrictions of the revolving credit agreement at March 31, 1994.

         Following is a summary of common shares outstanding:

                           1994                1993               1992
                         --------            --------           --------

    March 31             12,079,885          11,992,804         11,979,764
    June 30                                  12,008,065         11,985,804
    September 30                             12,038,092         11,987,554
    December 31                              12,064,117         11,988,554



POTENTIAL INVESTMENTS
- - ---------------------

         The Company continues to investigate investment opportunities in the iron ore business and the extension of its business scope to produce and supply "reduced iron feed" for steel and iron production.

         The potential reactivation of the Republic Mine to produce reduced iron briquettes has been delayed due to the withdrawal of technology support for a coal-fired process by the technology supplier. The earliest start-up date for a project using this process is now estimated to be 1997.

         The Company is proceeding with the evaluation of possible production of iron carbide in South America and the Pacific Rim utilizing a natural gas-based process.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- - -----------------------------------------

         (a)    List of Exhibits - Refer to Exhibit Index on page 12.

         (b) There were no reports on Form 8-K filed during the three months ended March 31, 1994.


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CLEVELAND-CLIFFS INC

Date  May 11, 1994                               By     /s/ J. S. Brinzo
    ------------------------                       -------------------------
                                                         J. S. Brinzo
                                                       Senior Executive-
                                                     Finance and Principal
                                                      Financial Officer

                                 EXHIBIT INDEX




Exhibit                                                                     Page
Number                                   Exhibit                           Number
- - ------         --------------------------------------------------------    ------

  11           Statement re computation of earnings per share                13

