Form 10-Q
period 1994-06-30
CLEVELAND CLIFFS INC
filed 1994-08-09
CIK 764065

 -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -                    SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994
                                      OR
 _      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______ .
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

As of July 31, 1994, there were 12,081,060 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                        PART I - FINANCIAL INFORMATION

                            CLEVELAND-CLIFFS INC.

                       STATEMENT OF CONSOLIDATED INCOME


                                                              (In Millions, Except Per Share Amounts)
                                                             ------------------------------------------
                                                              Three Months              Six Months
                                                              Ended June 30,           Ended June 30,
                                                             ----------------         -----------------
                                                             1994        1993         1994         1993
                                                             ----        ----         ----         ----
REVENUES:
  Product sales and services                               $  71.9     $  73.4      $ 112.0      $ 105.9
  Royalties and management fees                               11.5        11.1         19.5         19.3
                                                           -------     -------      -------      -------
    Total operating revenues                                  83.4        84.5        131.5        125.2
  Recovery on bankruptcy claim                                   -        34.8            -         34.8
  Investment income (securities)                               1.5         2.1          2.7          4.4
  Other income                                                 0.1         0.3          0.3          0.6
                                                           -------     -------      -------      -------
                                         TOTAL REVENUES       85.0       121.7        134.5        165.0

COSTS AND EXPENSES:
  Cost of goods sold and operating expenses                   63.8        65.3        103.3        102.6
  Administrative, selling and general expenses                 3.9         4.4          7.9          8.1
  Interest expense                                             1.7         1.7          3.3          3.3
  Other expenses                                               1.6         1.0          3.0          1.9
                                                           -------     -------      -------      -------
                               TOTAL COSTS AND EXPENSES       71.0        72.4        117.5        115.9
                                                           -------     -------      -------      -------
INCOME BEFORE INCOME TAXES                                    14.0        49.3         17.0         49.1

Income taxes (credits)
  Currently payable                                            3.9        15.3          4.7         15.2
  Deferred                                                    (0.3)        0.5         (0.3)         0.5
                                                           -------     -------      -------      -------
                                     TOTAL INCOME TAXES        3.6        15.8          4.4         15.7
                                                           -------     -------      -------      -------

NET INCOME                                                 $  10.4     $  33.5      $  12.6      $  33.4
                                                           =======     =======      =======      =======
INCOME PER COMMON SHARE                                    $  0.86     $  2.79      $  1.04      $  2.78
                                                           =======     =======      =======      =======

                                                                 2

                                          CLEVELAND-CLIFFS INC

                               STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                                                                      (In Millions)
                                                                               ----------------------------
                                                                               June 30,        December 31,
                                                                                 1994              1993
                                                                               --------        ------------
                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $  99.6           $  67.9
  Marketable securities                                                           51.9              93.1
                                                                               -------           -------
                                                                                 151.5             161.0
  Accounts receivable                                                             26.8              36.9
  Product inventories                                                             43.3              27.5
  Deferred income taxes                                                           14.1              14.1
  Other                                                                           12.7              10.5
                                                                               -------           -------
                                                  TOTAL CURRENT ASSETS           248.4             250.0

PROPERTIES                                                                       172.4             172.6
  Less allowances for depreciation and depletion                                (137.9)           (137.3)
                                                                               -------           -------
                                                      TOTAL PROPERTIES            34.5              35.3

INVESTMENTS IN ASSOCIATED COMPANIES                                              147.2             152.3

OTHER ASSETS
  Long-term investments                                                           59.0              57.4
  Deferred income taxes                                                            6.9               6.5
  Other                                                                           46.5              43.9
                                                                               -------           -------
                                                    TOTAL OTHER ASSETS           112.4             107.8
                                                                               -------           -------
                                                          TOTAL ASSETS         $ 542.5           $ 545.4
                                                                               =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations                                     $   5.0           $     -
  Other                                                                           54.2              64.0
                                                                               -------           -------
                                             TOTAL CURRENT LIABILITIES            59.2              64.0

LONG-TERM OBLIGATIONS                                                             70.0              75.0

POST-EMPLOYMENT BENEFITS                                                          72.2              71.2

RESERVE FOR CAPACITY RATIONALIZATION                                              23.6              21.7

OTHER LIABILITIES                                                                 31.0              32.8

SHAREHOLDERS' EQUITY
  Preferred Stock
    Class A - No Par Value
      Authorized - 500,000 shares; Issued - None                                     -                 -
    Class B - No Par Value
      Authorized - 4,000,000 shares; Issued - None                                   -                 -
  Common Shares - Par Value $1 a share
    Authorized - 28,000,000 shares
    Issued - 16,827,941 shares                                                    16.8              16.8
  Capital in excess of par value of shares                                        61.3              61.4
  Retained income                                                                321.2             315.8
  Foreign currency translation adjustments                                         0.2              (0.3)
  Unrealized gain on available-for-sale securities, net of tax                     0.9               1.3
  Cost of 4,747,381 Common Shares in treasury
  (1993 - 4,763,824)                                                            (113.9)           (114.3)
                                                                               -------           -------
                                            TOTAL SHAREHOLDERS' EQUITY           286.5             280.7
                                                                               -------           -------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 542.5           $ 545.4
                                                                               =======           =======
<F/N>
See notes to financial statements

                                      3

                                         CLEVELAND-CLIFFS INC

                                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Increase (Decrease)
                                                                                   in Cash and Cash
                                                                                    Equivalents for
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                     (In Million)
                                                                               -------------------------
                                                                                 1994              1993
                                                                               -------           -------
OPERATING ACTIVITIES
  Net income (loss)                                                            $  12.6           $  33.4
  Depreciation and amortization:
    Consolidated                                                                   1.0               1.0
    Share of Associated Companies                                                  5.6               5.8
  Provision for deferred income taxes                                             (0.3)             (0.5)
  Charges to capacity rationalization reserve                                      1.2               0.4
  Recovery of Bankruptcy Claim                                                                     (34.8)
  Other                                                                           (0.4)             (0.5)
                                                                               -------           -------
              Total Before Changes in Operating Assets and Liabilities            19.7               4.8
  Changes in operating assets and liabilities
    Marketable Securities (increase) decrease                                     41.2             (91.2)
    Other                                                                        (17.7)             (2.9)
                                                                               -------           -------
                          NET CASH FROM (USED BY) OPERATING ACTIVITIES            43.2             (89.3)

INVESTING ACTIVITIES
  Purchase of long-term investments                                               (2.0)             (6.0)
  Capital expenditures                                                            (3.1)             (2.1)
                                                                               -------           -------
                               NET CASH (USED BY) INVESTING ACTIVITIES            (5.1)             (8.1)

FINANCING ACTIVITIES
  Dividends                                                                       (7.2)             (7.2)
  Other                                                                            0.3               0.2
                                                                               -------           -------
                               NET CASH (USED BY) FINANCING ACTIVITIES            (6.9)             (7.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            0.5              (0.1)
                                                                               -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  31.7            (104.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  67.9             128.6
                                                                               -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  99.6           $  24.1
                                                                               =======           =======

Taxes paid on income                                                           $  10.9           $  10.5
Interest paid on debt obligations                                              $   3.3           $   3.3

                                                      4

                              CLEVELAND-CLIFFS INC

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1994

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

         Stock Options:                                             1987 Plan           1992 Plan
                                                                    ---------           ---------
           Options outstanding as of 12/31/93                         95,125              10,000
           Granted                                                       -0-               5,500
           Exercised                                                 (16,643)                -0-
           Cancelled                                                     -0-                 -0-
                                                                    ----------            -------

           Options outstanding as of 06/30/94                         78,482              15,500
           Options exercisable as of 06/30/94                         78,482              10,000

         Restricted awards:
           Awarded and restricted as of 12/31/93                       4,941              15,277
           Awarded                                                       -0-                 -0-
           Vested                                                     (2,442)                -0-
           Cancelled                                                     -0-                 -0-
                                                                      -------             -------
           Awarded and restricted as of 06/30/94                       2,499              15,277

         Performance Shares allocated                                    -0-              42,067

         Reserved for future grants or awards
          as of 06/30/94                                               6,501             522,156

NOTE C - INVESTMENTS IN ASSOCIATED COMPANIES

         Summarized income statement information for a significant unconsolidated subsidiary, as defined, follows:


                             TILDEN MINING COMPANY

(A 60% ownership interest at June 30, 1994 and 1993 carried at equity)

             STATEMENT OF COSTS AND EXPENSES CHARGED TO ASSOCIATES

                                                                    (In Millions)
                                                                       Six Months
                                                                    Ended June 30
                                                                    -------------
                                                                    1994     1993
                                                                    -----    -----
         EXPENSES:
           Operating costs                                          $ 6.8    $ 7.0
           Interest                                                    --       --
                                                                    -----    -----
              TOTAL EXPENSES                                        $ 6.8    $ 7.0
                                                                    =====    =====


         In February, 1994, the Company reached agreement in principle with Algoma Steel Inc. ("Algoma") and Stelco Inc. to restructure and simplify the Tilden Mine entities effective January 1, 1994. The principal terms of the new agreement are (1) the participants' tonnage entitlements and cost-sharing will be based on a 6.0 million ton target normal production level instead of the previous 4.0 million ton base production level, (2) the Company's interest in the Tilden Magnetite Partnership increases from 33.33% to 40.0% with corresponding increase in the Company's obligation for mine costs, (3) the Company will receive an increased royalty, (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma (beyond its Tilden share) from Tilden or the Company, and (5) a partner may take additional production with certain fees paid to the Partnership. The agreement is not expected to have a material financial effect on the Company's consolidated financial statements. The new Tilden arrangements reflect an underlying plan of operating improvements and will allow a lengthening of the magnetite ore reserve life. Additional capital and development expenditures are expected in connection with the improvement plan.

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

         At June 30, 1994, the Company has an environmental reserve of $8.2 million, of which $3.0 million is current. The components are as follows:

         - $2.7 million for the Cliffs-Dow site in Michigan, which is independent of the Company's mining operations. The reserve is based on an engineering study prepared by outside consultants engaged by the responsible parties. The Company continues to evaluate the study recommendations and other means to clean-up the site. Significant site clean-up activities have taken place in the fourth quarter of 1993 and the first half of 1994.

         - $5.5 million for other identified environmental exposures, including the Arrowhead Refinery site in Minnesota, the Rio Tinto mine site in Nevada and the Summitville mine site in Colorado, which sites are independent of the Company's iron mining operations. The reserve is based on the estimated cost of investigation and remediation of sites where expenditures may be incurred. Final plans and allocations among the involved parties are undetermined.

         Environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 1994 AND 1993
- - -----------------------------------------------------------------
 Net income for the second quarter of 1994 was $10.4 million, or $.86 per share. Comparable earnings in the second quarter of 1993 were $10.5 million, or $.88 per share, before recognizing a $23.0 million after-tax gain on the settlement of the Company's bankruptcy claim against The LTV Corporation (including its wholly-owned, integrated steel company subsidiary, LTV Steel Company, Inc.; collectively "LTV").

 Net income for the first half of 1994 was $12.6 million or $1.04 per share. In the first six months of 1993, comparable earnings, before the bankruptcy settlement gain, were $10.4 million or $.87 a share.

 The $2.2 million increase in first half earnings, excluding the 1993 bankruptcy gain, primarily resulted from higher sales realization in North America, and higher earnings from Australian operations, partially offset by increased operating costs and lower investment income. The second quarter comparison reflected a less favorable mix of the same factors.

 Second quarter and first half of 1994 results included losses on investments in marketable securities due to the rapid rise in interest rates. Excluding such losses, second quarter earnings would have been $11.2 million, or $.93 per share, and first half earnings would have been $14.4 million, or $1.19 per share. The losses will not reoccur in the second half of 1994 as the investment portfolio has been converted to short-term securities.

                                 *     *     *

 The Company's North American pellet sales in the second quarter of 1994 were
1.7 million tons, unchanged from 1993. First half sales were 2.4 million tons in 1994 compared to 2.3 million tons in 1993. Pellet inventory at June 30, 1994 was 1.2 million tons versus 2.0 million tons one year ago. The Company's pellet sales, including resale of purchased ore, are estimated to be 6.9 million tons for the year 1994 versus 6.4 million tons in 1993.

 Cliffs-managed mines in North America produced 8.7 million tons of iron ore in the second quarter of 1994, unchanged from 1993. Year-to-date production was
16.4 million tons in 1994 compared with 16.8 million tons in 1993. Full year production is expected to be 34.5 million tons, a seven percent increase from the strike-affected 1993 production level. Operating costs in the first half of 1994 were substantially higher than one year ago, primarily due to lower ore grades mined, higher employment costs, unusually severe winter weather, and maintenance outages. The Company is addressing the problems with emphasis on orebody development, related capital expenditures, and productivity improvement.

LIQUIDITY
- - ---------
 At June 30, 1994, the Company had cash and marketable securities of $151.5 million, including $6.0 million dedicated to fund Australian mine obligations. In addition, the full amount of a $75.0 million unsecured revolving credit was available. The Company was in compliance with all financial covenants and restrictions of the revolving credit agreement.

 Since December 31, 1993, cash and marketable securities have decreased $9.5 million due to increased working capital, $17.7 million, dividends, $7.2 million, capital expenditures, $3.1 million, and purchase of long-term investments, $2.0 million, partially offset by cash flow from operating activities, $19.7 million.

 North American pellet inventories were 1.2 million tons, at June 30, 1994, versus .8 million tons at December 31, 1993 and 2.0 million tons one year ago. The increase of .4 million tons from December 31, 1993 reflects the first quarter build-up due to the seasonal nature of the Great Lakes shipping season.

 Pursuant to the Coal Industry Retiree Health Benefit Act of 1992, the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to 366 retirees and dependents and 111 "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries." The Company has evaluated each assignment, has contested those it believes were incorrectly assigned, and is currently paying premiums under protest. In December, 1993, a complaint was filed in U. S. District Court by the Trustees of the United Mine Workers of America 1992 Benefit Plan (a separate fund from the Combined Benefit Fund) against the Company demanding the payment of premiums on 75 beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premium payments are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustee, pending outcome of the litigation. At June 30, 1994, the coal retiree reserve maintained by the Company is $10.9 million, of which $1.0 million is current. In the second quarter 1994, the Company increased its coal retiree reserve by $.6 million (reflecting accretion of discount), and made payments of $.3 million. The reserve is reflected at present value, utilizing an assumed discount rate of 7.25%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

CAPITALIZATION
- - --------------
 Long-term obligations effectively serviced by the Company at June 30, 1994, including the current portion, totalled $88.5 million. The Company guarantees Empire mine debt obligations of LTV and Wheeling Pittsburgh Steel Corporation ("Wheeling") which totalled $20.8 million at June 30, 1994. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.


                                                (Millions)
                       -------------------------------------------------------
                              June 30, 1994              December 31, 1993
                       ---------------------------   -------------------------
                                         Total                        Total
                                        Long-Term                   Long-Term
                        Obligations    Obligations    Obligations  Obligations
                        Effectively       and         Effectively     and
                         Serviced      Guarantees       Serviced   Guarantees
                       ------------   ------------   ------------  -----------

CONSOLIDATED              $ 75.0         $  75.0        $  75.0     $  75.0
SHARE OF UNCONSOLIDATED
  AFFILIATES                13.5            34.3*          13.6        34.4*
                          ------         -------        -------     -------
    TOTAL                 $ 88.5         $ 109.3        $  88.6     $ 109.4
                          ======         =======        =======     =======
RATIO TO SHAREHOLDERS'
  EQUITY                    .3:1            .4:1           .3:1        .4:1

         * Includes $20.8 million of Empire Mine debt obligations which are serviced by LTV and Wheeling.

         At June 30, 1994, the Company was in compliance with all financial covenants and restrictions related to its $75.0 million, medium-term, unsecured senior note agreement.

         The fair value of the Company's long-term debt (which had a carrying value of $75.0 million) at June 30, 1994, was estimated at $76.0 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         In addition, on April 30, 1992, the Company entered into a $75.0 million three-year revolving credit agreement. No borrowings are outstanding under the revolving credit facility. The Company may convert amounts outstanding at the end of three years to a three-year term loan. The Company was in compliance with all financial covenants and restrictions of the revolving credit agreement at June 30, 1994.

         Following is a summary of common shares outstanding:

                           1994            1993               1992
                        ----------      ----------         ----------
March 31                12,079,885      11,992,804         11,979,764
June 30                 12,080,560      12,008,065         11,985,804
September 30                            12,038,092         11,987,554
December 31                             12,064,117         11,988,554

ACTUARIAL ASSUMPTIONS
- - ---------------------
         As a result of the increasing trend in long-term interest rates, the Company is re-evaluating the interest rates used to calculate its pension and post-retirement benefit obligations ("OPEB"). Financial accounting standards require that the discount rates used to calculate the actuarial present value of such benefits reflect the rate of interest on high quality fixed income securities. A discount rate of 7.25% was used to calculate the Company's pension and OPEB obligations as of December 31, 1993. The Company does not anticipate changing the long-term rate of return assumption on pension assets (currently 8%) in the near-term future. An increase in the interest rate assumption would not affect 1994 financial results; however, in 1995 and subsequent years, the Company would recognize a non-cash increase in pension credits and a non-cash decrease in OPEB expense.

POTENTIAL INVESTMENTS
- - ---------------------

         On July 25, 1994, the Company signed a letter of intent with Cyprus Amax Minerals Company ("Cyprus Amax") to acquire the Cyprus Northshore Mining Corporation ("Northshore") and its subsidiary, the Cyprus Silver Bay Power Corporation, located in Minnesota. The principal assets are an iron ore mine and processing facilities, with a current annual capacity of four million tons of iron ore pellets, supported by six million tons of annual concentrate capacity, and a 115 megawatt power generation plant.

         Northshore produces several iron ore products, including fluxed pellets that receive a price premium over standard pellets. Northshore has sales contracts for most of its pellet capacity and has been studying installation of a "direct reduced iron" production facility. The acquisition is consistent with the Company's strategy to be the premier supplier of high quality iron feedstocks to a broad spectrum of steelmakers.

         The acquisition is subject to the satisfactory completion of due diligence, a definitive agreement, regulatory approvals, and other customary closing conditions. Closing is expected by September 30, 1994. The mine and power plant companies to be acquired from Cyprus Amax will be operated by their present management as separate subsidiaries of the Company.

         The Company plans to finance the acquisition from current cash and marketable securities which before the acquisition would be expected to be approximately $175 million at year-end 1994. After the closing of the acquisition, the Company expects to have adequate financial capability to implement its strategic objectives.

         On July 26, 1994, the Company significantly enhanced its Utah oil shale holdings when it agreed to purchase the oil shale mineral rights on 16,000 acres which the Company previously held under a long-term lease. The $700,000 purchase, which is expected to close later this month, will give the Company title "in fee" to one of the most attractive oil shale properties in the United States, containing up to an estimated one billion barrels of recoverable shale oil. While commercialization of oil shale is currently uneconomical, the Company's holding costs are minimal.

         Extensive activity continues toward development of reduced iron ventures, principally in the Caribbean and Pacific Basin. A go-ahead decision on one project is possible by late 1994 if economic and commercial arrangements are satisfactorily negotiated.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
- - ---------------------------------------------------------
 The Company's Annual Meeting of Shareholders was held on May 10, 1994. At the meeting the Company's shareholders acted upon the election of Directors and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 12 nominees named in the Company's Proxy Statement, dated March 25, 1994, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

                  NOMINEES                                    FOR                              WITHHELD
                 ----------                                 --------                          ----------
                 Robert S. Colman                           10,892,647                           42,978
                 James D. Ireland III                       10,892,977                           42,648
                 G. Frank Joklik                            10,890,596                           45,029
                 E. Bradley Jones                           10,891,907                           43,718
                 Leslie L. Kanuk                            10,892,687                           42,938
                 Gilbert H. Lamphere                        10,891,792                           43,833
                 M. Thomas Moore                            10,891,922                           43,703
                 Stephen B. Oresman                         10,891,872                           43,753
                 Alan Schwartz                              10,892,089                           43,536
                 Samuel K. Scovil                           10,891,860                           43,765
                 Jeptha H. Wade                             10,892,170                           43,455
                 Alton W. Whitehouse                        10,893,335                           42,290

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to ratify the appointment of the firm of Ernst & Young, independent public accountants to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 1994 were as follows: 10,776,795 Common Shares were cast for the adoption of the proposal; 42,849 Common Shares were cast against the adoption of the proposal; and 115,980 Common Shares abstained from voting on the proposal.

         There were no broker non-votes with respect to the election of directors or the ratification of the independent public accountants.

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------
         (a)     List of Exhibits - Refer to Exhibit Index on page 13.
         (b) There were no reports on Form 8-K filed during the three months ended June 30, 1994.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLEVELAND-CLIFFS INC



Date   August 9, 1994                   By      /s/ J. S. Brinzo
     -------------------                   --------------------------------
                                                    J. S. Brinzo
                                                Senior Executive-Finance
                                                and Principal Financial
                                                       Officer

                                EXHIBIT INDEX
                                -------------

Exhibit                                                         Page
Number                          Exhibit                         Number
- - -------         -----------------------------------------       ------

  10            Cleveland-Clliffs Inc Voluntary Non-
                Qualified Deferred Compensation Plan,
                Amended and Restated as of January 1, 1994      14-27

  11            Statement re computation of earnings per
                share                                             28