Form 10-Q
period 1994-09-30
CLEVELAND CLIFFS INC
filed 1994-11-14
CIK 764065

- - ----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549


                                   FORM 10-Q


   X                     QUARTERLY REPORT PURSUANT TO
  ---                     SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994
                                       OR
   _       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to ______ .
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

As of October 31, 1994, there were 12,091,310 Common Shares (par value $1.00 per share) outstanding.
- - ----------------------------------------------------------------------------



                       PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME




                                       (In Millions, Except Per Share Amounts)
                                       ---------------------------------------
                                        Three Months            Nine Months
                                       Ended Sept. 30,        Ended Sept. 30,
                                       ----------------     -------------------
                                         1994     1993       1994        1993
                                       -------  -------     -------     -------
REVENUES:
  Product sales and services             $93.6    $75.6      $205.6      $181.5
  Royalties and management fees           13.8      7.9        33.3        27.2
                                       -------  -------     -------     -------
    Total operating revenues             107.4     83.5       238.9       208.7
  Recovery on bankruptcy claim                      0.5                    35.3
  Investment income (securities)           3.1      2.3         5.8         6.7
  Other income                             0.5      1.3         0.8         1.9
                                       -------  -------     -------     -------
                     TOTAL REVENUES      111.0     87.6       245.5       252.6

COSTS AND EXPENSES:
  Cost of goods sold and operating
    expenses                              83.8     71.2       187.1       173.8
  Administrative, selling and general
    expenses                               4.4      4.1        12.9        12.4
  Interest expense                         1.6      1.6         4.9         4.9
  Other expenses                           1.8      1.4         4.2         3.1
                                       -------  -------     -------     -------
           TOTAL COSTS AND EXPENSES       91.6     78.3       209.1       194.2
                                       -------  -------     -------     -------
INCOME BEFORE INCOME TAXES                19.4      9.3        36.4        58.4

Income taxes (credits)
    Currently payable                      5.2     (0.3)        9.9        14.9
    Deferred                              (0.6)     2.4        (0.9)        2.9
                                       -------  -------     -------     -------
       TOTAL INCOME TAXES                  4.6      2.1         9.0        17.8
                                       -------  -------     -------     -------
NET INCOME                               $14.8     $7.2       $27.4       $40.6
                                       =======  =======     =======     =======
INCOME PER COMMON SHARE                  $1.23    $0.60       $2.27       $3.38
                                       =======  =======     =======     =======



See notes to financial statements

                                       2


                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                                         (In Millions)
                                                -----------------------------
                                                September 30,    December 31,
                          ASSETS                    1994             1993
                          ------                -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents                            $110.5           $67.9
  Marketable securities                                                  93.1
                                                -------------   -------------
                                                        110.5           161.0
  Accounts receivable - net                              50.5            36.9
  Inventories:
    Finished products                                    43.9            27.5
    Work in process                                       0.8
    Supplies                                             10.4             4.2
                                                -------------   -------------
                                                         55.1            31.7
  Deferred income taxes                                  14.1            14.1
  Other                                                  11.1             6.3
                                                -------------   -------------
                         TOTAL CURRENT ASSETS           241.3           250.0

PROPERTIES                                              250.6           172.6
  Less allowances for depreciation and depletion       (138.5)         (137.3)
                                                -------------   -------------
                         TOTAL PROPERTIES               112.1            35.3

INVESTMENTS IN ASSOCIATED COMPANIES                     149.4           152.3

OTHER ASSETS
  Long-term investments                                  39.0            57.4
  Deferred income taxes                                   5.9             6.5
  Other                                                  46.9            43.9
                                                -------------   -------------
                       TOTAL OTHER ASSETS                91.8           107.8
                                                -------------   -------------
                             TOTAL ASSETS              $594.6          $545.4
                                                =============   =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
  Current portion of long-term obligations               $5.0            $  -
  Other                                                  85.1            64.0
                                                -------------   -------------
                TOTAL CURRENT LIABILITIES                90.1            64.0

LONG-TERM OBLIGATIONS                                    70.0            75.0

POST EMPLOYMENT BENEFITS                                 75.3            71.2

RESERVE FOR CAPACITY RATIONALIZATION                     22.8            21.7

OTHER LIABILITIES                                        35.6            32.8

SHAREHOLDERS' EQUITY
  Preferred Stock
    Class A - No Par Value
      Authorized - 500,000 shares; Issued - None            -               -
    Class B - No Par Value
      Authorized - 4,000,000 shares; Issued - None          -               -
  Common Shares - Par Value $1 a share
      Authorized - 28,000,000 shares                     16.8            16.8
      Issued - 16,827,941 shares
  Capital in excess of par value of shares               61.2            61.4
  Retained income                                       332.4           315.8
  Foreign currency translation adjustments                0.4            (0.3)
  Net unrealized (loss) on marketable securities          3.7             1.3
  Cost of 4,736,631 Common Shares in treasury
  (1993 - 4,763,824)                                   (113.7)         (114.3)
                                                -------------   -------------
                   TOTAL SHAREHOLDERS' EQUITY           300.8           280.7
                                                -------------   -------------
                   TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY             $594.6          $545.4
                                                =============   =============

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Increase (Decrease)
                                                                in Cash and Cash
                                                                Equivalents for
                                                               Nine Months Ended
                                                                   Sept. 30,
                                                                 (In Millions)
                                                               ------------------
                                                                 1994       1993
                                                               -------    -------
OPERATING ACTIVITIES
  Net income                                                     $27.4      $40.6
  Depreciation and amortization:
    Consolidated                                                   1.7        1.6
    Share of associated companies                                  8.2        8.7
  Provision for deferred income taxes                             (0.9)       2.9
  Charges to capacity rationalization  reserve                     1.7        0.3
  Recovery of bankruptcy claim                                              (35.3)
  Other                                                           (3.9)       1.7
                                                               -------    -------
        Total Before Changes in Operating Assets and Liabilities  34.2       20.5
  Changes in operating assets and liabilities
    Marketable securities (increase) decrease                     93.1      (92.1)
    Other                                                          5.2       20.6
                                                               -------    -------
                NET CASH FROM (USED BY) OPERATING ACTIVITIES     132.5      (51.0)

INVESTMENT ACTIVITIES
  Northshore acquisition                                         (97.0)
  Weirton Preferred Stock redemption                              25.0
  Purchase of long-term investments-net                           (2.8)      (6.4)
  Capital expenditures                                            (5.6)      (3.1)
  Proceeds from asset sales                                                   0.2
                                                               -------    -------
                NET CASH (USED BY) INVESTMENT ACTIVITIES         (80.4)      (9.3)
FINANCING ACTIVITIES
  Dividends                                                      (10.8)     (22.8)
  Other                                                            0.6        0.6
                                                               -------    -------
                NET CASH (USED BY) FINANCING ACTIVITIES          (10.2)     (22.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            0.7
                                                               -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  42.6      (82.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  67.9      128.6
                                                               -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $110.5      $46.1
                                                               =======    =======
Income taxes paid                                                $13.0      $14.3
Interest paid on debt obligations                                 $4.9       $5.1





See notes to financial statements

                              CLEVELAND-CLIFFS INC

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1994

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

NOTE B - NORTHSHORE MINE AND POWER PLANT

         On September 30, 1994, Cliffs Minnesota Minerals Company, a subsidiary of Cleveland-Cliffs Inc, completed the acquisition of Cyprus Amax Minerals Company's ("Cyprus Amax") iron ore operation and power plant (renamed Northshore Mining Company, "Northshore") in Minnesota for $66 million, plus net working capital of $28 million. The principal Northshore assets are 4.0 million annual tons of active capacity for production of standard pellets (equivalent to 3.6 million tons of flux pellet capacity), supported by 6.0 million tons of active concentrate capacity, a 115 megawatt power generation plant, and an estimated 1.2 billion tons of magnetite crude iron ore reserves, leased mainly from the Mesabi Trust. With this acquisition, the Company's annual North American pellet sales capacity has increased from 5.8 to 9.8 million tons, and the Company's managed capacity has increased to approximately 39 million tons or 47 percent of total pellet capacity in North America.

         The acquisition has been accounted for as a purchase transaction, and the balance sheet of Northshore has been consolidated with that of the Company effective September 30, 1994 on the basis of a preliminary allocation of the purchase price. The purchase price consisted of:

                                (Millions)
                                ----------
    Cash                          $ 94.3
    Acquisition Costs                2.7
                                  ------
      Purchase Price              $ 97.0
                                  ======

The purchase price has been initially allocated as follows:

                                                                                     (Millions)
                                                                                     ----------
                 Assets
                 ------
                   Current Assets                                                      $ 36.1
                   Property Plant and Equipment                                          71.9
                   Other Assets                                                           2.5
                                                                                       ------
                     Total Assets                                                       110.5
                 Liabilities
                 -----------
                   Current Liabilities                                                    9.1
                   Long-Term Liabilities                                                  4.4
                                                                                       ------
                     Total Liabilities                                                   13.5
                                                                                       ------
                 Purchase Price                                                        $ 97.0
                                                                                       ======

The final allocation of the purchase price will be made when the evaluation of fair values has been finalized.

         The terms of the acquisition also provide for future payments to Cyprus Amax in the event of certain Northshore expansion actions.

         Due to the acquisition date, the operating results of Northshore for the nine months ended September 30 had no effect on the Company's Statement of Consolidated Income. Pro forma results of the Company's operations, assuming the acquisition had occurred at the beginning of 1993, are shown in the following table.

                                                                       Nine Months
                                                                    Ended September 30
                                                                    ------------------
                                                                      1994      1993*
                                                                      ----      ----
                 Total Revenues (Millions)                           $323.1    $290.3
                                                                     ======    ======
                 Net Income
                 ----------
                   Amount (Millions)                                 $ 31.6    $ 23.8
                                                                     ======    ======
                   Per Common Share                                  $ 2.62    $ 1.98
                                                                     ======    ======

                 * Year 1993 results exclude the Company's $35.3 million before-tax ($23.0 million after-tax or $1.91 per share) recovery on the settlement of the Company's bankruptcy claim against LTV Steel Company ("LTV").


The pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made at the beginning of 1993, or of results which may occur in the future. Actual results could be significantly different under the Company's ownership due to, among other matters, differences in marketing, operating and investment actions which may be taken by the Company.

NOTE C - SHAREHOLDERS' EQUITY

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

         Stock Options:                                             1987 Plan           1992 Plan
                                                                    ---------           ---------
           Options outstanding as of 12/31/93                         95,125              10,000
           Granted                                                       -0-               5,500
           Exercised                                                 (26,393)            ( 1,000)
           Cancelled                                                     -0-                 -0-
                                                                    --------            --------

           Options outstanding as of 09/30/94                         68,732              14,500
           Options exercisable as of 09/30/94                         68,732               9,500

         Restricted awards:
           Awarded and restricted as of 12/31/93                       4,941              15,277
           Awarded                                                       -0-                 -0-
           Vested                                                     (2,542)            (12,003)
           Cancelled                                                     -0-                 -0-
                                                                    --------             -------
           Awarded and restricted as of 09/30/94                       2,399               3,274

         Performance Shares:
           Allocated as of 12/31/93                                      -0-                 -0-
           Allocated                                                     -0-              42,067
           Forfeited                                                     -0-                (750)
                                                                    --------            --------
         Performance Shares as of 9/30/94                                -0-              41,317

         Reserved for future grants or awards
          as of 09/30/94                                               6,501             522,906

NOTE D - INVESTMENTS IN ASSOCIATED COMPANIES

         Summarized income statement information for a significant unconsolidated subsidiary, as defined, follows:

                             TILDEN MINING COMPANY

(A 60% ownership interest at September 30, 1994 and 1993 carried at equity)

             STATEMENT OF COSTS AND EXPENSES CHARGED TO ASSOCIATES

                                                                      (In Millions)
                                                                       Nine Months
                                                                    Ended September 30
                                                                    ------------------
                                                                      1994     1993
                                                                     ------   ------
         EXPENSES:
           Operating costs                                            $ 9.9    $10.7
           Interest                                                      --       --
                                                                     ------    -----
              TOTAL EXPENSES                                          $ 9.9    $10.7
                                                                     ======    =====


         In February, 1994, the Company reached agreement with Algoma Steel Inc. ("Algoma") and Stelco Inc. to restructure and simplify the Tilden Mine entities effective January 1, 1994. The principal terms of the new agreement are (1) the participants' tonnage entitlements and cost-sharing will be based on a 6.0 million ton target normal production level instead of the previous 4.0 million ton base production level, (2) the Company's interest in the Tilden Magnetite Partnership increases from 33.33% to 40.0% with corresponding increase in the Company's obligation for mine costs, (3) the Company will receive an increased royalty, (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma (beyond its Tilden share) from Tilden or the Company, and (5) a partner may take additional production with certain fees paid to the Partnership. The agreement is not expected to have a material financial effect on the Company's consolidated financial statements.

NOTE E - ENVIRONMENTAL MATTERS

         The Company's policy is to conduct business in a manner that promotes environmental quality. The Company's environmental obligations for wholly-owned active mining operations and idle and closed mining and other sites have been recognized based on specific estimates for known conditions and required investigations. Environmental costs of associated companies for active operations are included in current operating and capital costs. Any potential insurance recoveries have not been reflected in the determination of the reserve.

         At September 30, 1994, the Company has an environmental reserve of $10.6 million, of which $3.5 million is current. The reserve includes the Company's obligations related to:

         o Federal and State superfund and clean water act sites where the Company is named as a potential responsible party, including the Cliffs-Dow and Kipling sites in Michigan, the Arrowhead Refinery site in Minnesota, the Summitville mine site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations of the studies and other means to clean-up the sites.

                 Significant site clean-up activities have taken place at Cliffs-Dow in 1993 and 1994. An agreement in principle has been reached among the Federal and State governments and approximately 130 companies wherein clean-up at the Arrowhead site will begin in 1995 with significant funding provided by the Federal and State governments. The agreement is expected to be filed with the U.S. District Court by the end of 1994. The Company's share of Arrowhead costs is expected to total approximately $145,000 which includes approximately $31,000 of funded remediation costs and approximately $114,000 of incurred legal and other costs.

         o Wholly-owned active and idle operations include the recently acquired Northshore mine and Silver Bay power plant in Minnesota and the idled Republic mine and processing facilities in Michigan. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase and reflects expected future Company expenditures, primarily for asbestos abatement and power plant fly ash disposal. The Republic Mine reserve primarily reflects the cost of underground fuel oil storage tank removal and related soil remediation.

         o Other sites, including former operations, which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

Environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

NOTE F - ACCOUNTING CHANGES

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

NOTE G - INVESTMENTS

         In October, 1991, the Company invested $25 million in a special nonmarketable redeemable preferred stock of Weirton Steel Corporation ("Weirton"). On September 30, 1994, Weirton exercised its right to redeem the preferred stock for $25 million plus accrued dividends. The redemption of this investment, previously classified as a held-to-maturity security, did not result in the recognition of a gain or loss. The stock paid quarterly dividends totaling $3.1 million per year. In conjunction with the preferred stock redemption, agreement was reached to extend the Company's iron ore sales contract with Weirton by two years through 2005. The contract calls for the Company to supply Weirton with approximately 1.0 million tons of pellets annually.

         On October 4, 1994, the Financial Accounting Standards Board issued Statement 119 entitled, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," which requires expanded footnote disclosure about certain financial instruments. Presently, the Company's exposure to risk associated with derivative instruments is limited to forward foreign exchange contracts. These forward exchange contracts are hedging transactions that have been entered into with the objective of managing the risk associated with currency fluctuations with respect to the on-going obligations of the Company's Australian operation denominated in Australian currency. At September 30, 1994, the Company had $6.0 million of forward exchange contracts with a fair value, based on the September 30, 1994 forward rate, of $6.6 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS - 1994 AND 1993
- - -----------------------------------------------------------------

         Net income for the third quarter of 1994 was $14.8 million, or $1.23 per share. Comparable earnings in the strike-impacted third quarter of 1993 were $7.2 million, or $.60 per share.

         Net income for the first nine months of 1994 was $27.4 million or $2.27 per share. Earnings in the first nine months of 1993 were $17.6 million, or $1.47 a share, before recognizing a $23 million after-tax gain on the settlement of the Company's bankruptcy claim against LTV.

         The increases of $7.6 million and $9.8 million in third quarter and nine months earnings, respectively, were mainly due to the six-week strike by the United Steelworkers of America in the third quarter of 1993 at three of the Company managed mines in the United States. Also contributing to the earnings gains were higher sales realization and volume in North America and increased royalties and management fees, partially offset by higher operating costs.

                                *      *      *

         On September 30, 1994, the acquisition of Northshore Mining Company was completed (See Note B). The addition of Northshore will increase the the Company's annual North American iron ore pellet sales capacity by 4.0 million tons. Northshore has multi-year sales agreements covering most of its pellet capacity. In addition, Northshore in 1991 entered into a 20-year contract to sell 40 megawatts of excess capacity to an electric utility. Due to the timing of the acquisition, it had no impact on the Company's operating results through September 30, 1994.

                                 *     *     *

         The Company's North American pellet sales in the third quarter of 1994 were 2.2 million tons, versus 1.8 million tons in 1993. Sales for the first nine months of 1994 were 4.6 million tons compared to 4.1 million tons in 1993. Pellet inventory at September 30, 1994 was 1.5 million tons (including inventory acquired with the Northshore purchase, .5 million tons) versus 1.3 million tons one year ago.

         The Company's managed mines in North America produced 9.3 million tons of iron ore in the third quarter of 1994 versus 6.7 million tons in 1993. Nine month production was 25.7 million tons in 1994 compared with 23.5 million tons in 1993. The 1993 strike resulted in the loss of 1.6 million tons of production. Operating costs in 1994 have been substantially higher than one year ago, primarily due to lower ore grades mined and higher employment costs.

         Capital and leasing outlays for mining and processing equipment are being significantly increased in 1995 budgets to respond to operating needs and reduce costs. Mine development expenditures are also being increased to maintain crude ore production rates and provide desired ore quality. Other cost reduction and productivity improvement efforts are continuing.

         Northshore's pellet sales in the fourth quarter are expected to exceed
1.0 million tons. The Company's full year 1994 sales in North America, including inventory reduction and resale of purchased ore, are expected to be approximately 8.0 million tons. The Company's full year sales in 1993 were 6.4 million tons. The year-end 1994 inventory is projected to be .6 million tons, which is near minimum levels.

         Northshore's pellet production in the fourth quarter is expected to approximate 900,000 tons, raising full year 1994 production at the Company's managed mines in North America to about 35.4 million tons. The Company's full year production in 1993 was 32.3 million tons.

LIQUIDITY
- - ---------

         At September 30, 1994, the Company had cash and marketable securities of $110.5 million, including $12.3 million dedicated to fund Australian mine obligations.

         No borrowings are outstanding under the Company's $75 million revolving credit facility. The Company may convert amounts outstanding at April 30, 1995 to a three-year term loan. The Company was in compliance with all financial covenants and restrictions of the revolving credit agreement at September 30, 1994. The facility expires on April 30, 1995, and the Company expects to enter into a new credit facility for at least $75 million.

         Since December 31, 1993, cash and marketable securities have decreased $50.5 million due to the Company's acquisition of Northshore on September 30, 1994, $97.0 million, dividends, $10.8 million, capital expenditures, $5.6 million, and purchase of long-term investments, $2.8 million, partially offset by cash flow from operating activities, $34.2 million, Weirton preferred stock redemption, $25 million, and decreased working capital, $5.2 million.

         At the regularly scheduled meeting on November 8, 1994, the Company's Board of Directors approved an 8.3 percent increase in the quarterly dividend to $.325 per share from the previous rate of $.30 per share. This is the third increase in quarterly dividends since the Company resumed common dividends in 1989. The increased dividend will be payable on December 27, 1994 to shareholders of record as of December 12, 1994. Based on the current number of common shares outstanding, the quarterly dividend will total approximately $3.9 million.

         In October, 1994, the Company decided that its wholly-owned Savage River Mines in Tasmania, Australia, with a pellet capacity of 1.5 million tons per year, will terminate operations in the first quarter of 1997, the exhaustion date of the economically recoverable iron ore from surface mining. This is two years beyond the original exhaustion schedule established when Cliffs acquired sole ownership in 1990. A mine life extension study was conducted to evaluate underground mining of additional ore. However, the projected financial results did not justify the substantial investment and mining risks that would be required. Mine closure costs have been provided for in the Capacity Rationalization Reserve and have been funded.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992, the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to 338 retirees and dependents and 116 "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries." The Company has evaluated each assignment, has contested those it believes were incorrectly assigned, and is paying premiums under protest. In December, 1993, a complaint was filed in U.S. District Court by the Trustees of the United Mine Workers of America 1992 Benefit Plan (a separate fund from the Combined Benefit Fund) against the Company demanding the payment of premiums on 78 beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premium payments are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustees, pending outcome of the litigation. At September 30, 1994, the coal retiree reserve maintained by the Company is $10.8 million, of which $1.0 million is current. In the third quarter 1994, the Company increased its coal retiree reserve by $.3 million (reflecting accretion of discount), and made payments of $.4 million. The reserve is reflected at present value, utilizing an assumed discount rate of 7.25%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

CAPITALIZATION
- - --------------

         Long-term obligations effectively serviced by the Company at September 30, 1994, including the current portion, totalled $88.5 million. The Company guarantees Empire mine debt obligations of LTV and Wheeling-Pittsburgh Steel Corporation ("Wheeling") which totalled $20.8 million at September 30, 1994. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                    (Millions)
                                        -----------------------------------------------------------------
                                           September 30, 1994                   December 31, 1993
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

         At September 30, 1994, the Company was in compliance with all financial covenants and restrictions related to its $75.0 million, medium-term, unsecured senior note agreement.

         The fair value of the Company's long term debt (which had a carrying value of $75.0 million) at September 30, 1994, was estimated at $75.2 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                         1994                    1993                    1992
                                      ----------              ----------              ----------
             March 31                 12,079,885              11,992,804              11,979,764
             June 30                  12,080,560              12,008,065              11,985,804
             September 30             12,091,310              12,038,092              11,987,554
             December 31                                      12,064,117              11,988,554

ACTUARIAL ASSUMPTIONS
- - ---------------------

         As a result of the increasing trend in long-term interest rates during 1994, the Company is re-evaluating the interest rates used to calculate its pension and other post-retirement benefit ("OPEB") obligations. Financial accounting standards require that the discount rate used to calculate the actuarial present value of such benefits reflect the rate of interest on high quality fixed income securities (approximately 8.7% at October 31, 1994). A discount rate of 7.25% was used to calculate the Company's pension and OPEB obligations as of December 31, 1993. Accordingly, the Company anticipates increasing the discount rate assumption. The Company does not anticipate changing the long-term rate of return assumption on pension assets (currently 8%). An increase in interest rate assumption would not affect 1994 financial results; however, in 1995 and subsequent years, the Company would recognize a non-cash increase in pension credits and a non-cash decrease in OPEB expense.

POTENTIAL INVESTMENTS
- - ---------------------

         The status of the Company's activities toward development of a "reduced iron" business segment is outlined as follows:

         o The most advanced project is a Trinidad venture with several steelmakers to produce iron carbide, a premium form of reduced iron for the growing electric furnace market in the United States. The project is expected to be located in Trinidad in order to obtain satisfactory natural gas and ore supplies. Negotiations on project arrangements with suppliers and other parties are proceeding. While significant issues need first be resolved, a go-ahead decision is targeted for early 1995 with production targeted for late 1996. A plant with capacity of 460,000 tons per year would cost approximately $100 million. Cliffs would own a 30 percent interest and be the operating manager and sales agent. The Company began its iron carbide project development effort in 1990.

         o The Company continues to investigate technology for the production of hot briquetted iron ("HBI") using a coal-based process and to assess the growing blast furnace market for this lower grade form of reduced iron. Coal-based technology, although unproven, is potentially attractive because of its applicability to the Northshore ore reserves in Minnesota and the Company's Republic Mine ore reserves in Michigan. Gas-based processes are not feasible for most North American orebodies due to the high cost of gas and the characteristics of the ore.

                          Earlier this year, MIDREX Corporation, supplier of
                 the process technology for a Republic Mine project, withdrew support until further pilot plant testing could be completed. Therefore, a commercial plant utilizing that process appears unlikely before mid-1998. Northshore also considered the same process, but has since been studying the installation of a coal-based facility using technology supplied by Inmetco and licensed to Mannesmann Demag of Germany. Northshore's excess concentrating capacity, captive power, and waterfront location are attractive features for potential production of HBI.

                          A coal-based plant in either Michigan or Minnesota,
                 with annual production capacity of 450,000 tons, is estimated to cost approximately $75 million. If studies are favorable, a commercial decision could be made in 1995, which would allow production to commence in 1997.

         o Cliffs and Mitsubishi Corporation have a joint option for a license to produce iron carbide in four areas in the Pacific Rim, Australia, Malaysia, Indonesia, and Mainland China. Ore feeds from Australia and Brazil are being tested and locations studied for a commercial plant to serve the Pacific Rim market for iron carbide. A decision to move forward with a pilot plant or a commercial plant could be made in early 1995, and production could begin by the end of 1997. However, the Company's participation would depend, among other factors, on defining a satisfactory ongoing role for the Company.

         o A related effort has been the technical assistance work that we have provided to CVG Ferrominera Orinoco, C.A., the Venezuelan government iron ore company. Venezuela is the largest producer of reduced iron in the world, and CVG Ferrominera is interested in directing its efforts toward this market. This work is assisting the Company's evaluation of possible participation in a reduced iron facility in Venezuela.

         On July 26, 1994, the Company significantly enhanced its Utah oil shale holdings when it agreed to purchase the oil shale mineral rights on 16,000 acres which the Company previously held under a long-term lease. The $700,000 purchase gave the Company title "in fee" to one of the most attractive oil shale properties in the United States, containing up to an estimated one billion barrels of recoverable shale oil. While commercialization of oil shale is currently uneconomical, the Company's holding costs are minimal.

                          PART II - OTHER INFORMATION

Item 5. Other Information
- - -------------------------

         Mr. G. H. Lamphere, a Director of the Company, resigned from the Board of Directors for personal business reasons, effective November 7, 1994.

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------

         (a)     List of Exhibits - Refer to Exhibit Index on page 16.

         (b) During the quarter for which this Form 10-Q Report is filed, the Company filed a Current Report on Form 8-K, dated October 13, 1994, covering information reported under ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS. There were no financial statements filed as part of the Current Report on Form 8-K.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CLEVELAND-CLIFFS INC



Date    November 14, 1994         By /s/      J. S. Brinzo
      ---------------------          ---------------------------------
                                              J. S. Brinzo
                                         Senior Executive-Finance
                                      and Principal Financial Officer

                                 EXHIBIT INDEX
                                 -------------




Exhibit                                                                                 Page
Number                              Exhibit                                            Number
- - -------   -------------------------------------------------------                      ------
  11              Statement re computation of earnings per share                         17

  27              Consolidated Financial Data Schedule submitted for
                  Securities and Exchange Commission information
