Form 10-K405
CLEVELAND CLIFFS INC
filed 1995-03-27
CIK 764065

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For fiscal year ended December 31, 1994
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

                         COMMISSION FILE NUMBER: 1-8944

                              CLEVELAND-CLIFFS INC
             (Exact name of registrant as specified in its charter)

             OHIO                                       34-1464672
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION)

                1100 Superior Avenue, Cleveland, Ohio 44114-2589
              (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (216) 694-5700
                       ________________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of Each Exchange
           Title of Each Class                           on Which Registered
           -------------------                          ---------------------
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

   As of March 13, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $38.625 per share as reported on the New York Stock Exchange - Composite Index was $451,527,718 (excluded from this figure is the voting stock beneficially owned by the registrant's officers and directors).

   The number of shares outstanding of the registrant's $1.00 par value common stock was 12,104,892 as of March 13, 1995.

                      _________________________________


                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's 1994 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts I, II and IV.
2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 9, 1995 are incorporated by reference into Part III.

================================================================================

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

                                    BUSINESS

         The Company owns, directly or indirectly, four major operating subsidiaries, The Cleveland-Cliffs Iron Company ("CCIC"), Cliffs Mining Company ("CMC") (formerly known as Pickands Mather & Co.), Northshore Mining Company ("Northshore"), and Pickands Mather & Co. International ("PMI"). CCIC and CMC hold interests in various independent iron ore mining ventures ("mining ventures") and act as managing agent. The operations of Northshore and PMI are entirely owned by the Company. CCIC, CMC, Northshore, and PMI's business during 1994 was the production and sale of iron ore, principally iron ore pellets. Collectively, CCIC, CMC, Northshore, and PMI control, develop, and lease reserves to mine owners; manage and own interests in mines; sell iron ore; and provide ancillary services to the mines. The operations of each mine are independent of the other mines. Iron ore production activities are conducted in the United States, Canada and Australia. Iron ore is marketed by the subsidiaries in the United States, Canada, Europe, Asia and Australia.

         For information on the iron ore business, including royalties and management fees for the years 1992-1994, see Note C in the Notes to the Company's Consolidated Financial Statements in the Company's Annual Report to Security Holders for the year ended December 31, 1994, which Note C is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof.

         For information concerning operations of the Company, see material under the heading "11-Year Summary of Financial and Other Statistical Data" in the Company's Annual Report to Security Holders for the year ended December 31, 1994, which 11-Year Summary of Financial and Other Statistical Data is contained in Exhibit 13(j) and incorporated herein by reference and made a part hereof.

         NORTH AMERICA. CCIC owns or holds long-term leasehold interests in active North American properties containing approximately 1.7 billion tons of crude iron ore reserves. CCIC, CMC and Northshore manage six active mines in North America with a total rated annual capacity of 39.6 million tons and own equity interests in five of these mines (see Table on page 5).

         CCIC, CMC and Northshore's United States properties are located on the Marquette Range of the Upper Peninsula of Michigan, which has two active open-pit mines and pellet plants, and the Mesabi Range in Minnesota, which has three active open-pit mines and pellet plants. CMC acts only in the capacity of manager at one of the Mesabi Range facilities. Two railroads, one of which is 99.3% owned by a subsidiary of the Company, link the Marquette Range with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, pellets are transported by rail to shiploading ports at Superior, Wisconsin and Taconite Harbor, Minnesota. At Northshore, crude ore is shipped by rail from the mine to the processing facilities at Silver Bay, Minnesota, which is also the upper lakes port of shipment. In addition, in Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At Wabush Mines, concentrates are shipped by rail from the Scully Mine at Wabush to Pointe Noire,

Quebec, where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

         CCIC leases or subleases its reserves to certain mining ventures which pay royalties to CCIC on such reserves based on the tonnage and the iron content of iron ore produced. The royalty rates on leased or subleased reserves per ton are subject to periodic adjustments based on changes in the Bureau of Labor Statistics producer price index for all commodities or on certain iron ore and steel price indices. The mining ventures, except for LTV Steel Mining Company which is wholly-owned by LTV Steel Company, include as participants CCIC or CMC and steel producers (who are "participants" either directly or through subsidiaries).

         CCIC and CMC, pursuant to management agreements with the participants having operating interests in the mining ventures, manage the development, construction and operation of iron ore mines and concentrating and pelletizing plants to produce iron ore pellets for steel producers. CCIC and CMC are reimbursed by the participants of the mining ventures for substantially all expenses incurred by CCIC and CMC in operating the mines and mining ventures. In addition, CCIC and CMC are paid management fees based on the tonnage of iron ore produced. A substantial portion of such fees is subject to escalation adjustments in a manner similar to the royalty adjustments.

         With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 7.01% to 40.0% (see Table on page 5). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC's share of production is resold pursuant to multi-year contracts with price escalation adjustment provisions or one year sales contracts with steel manufacturers. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1994, the North American mines operated at or near capacity levels.

         In 1993, the Tilden Magnetite Partnership ("TMP") project, in which affiliates of CCIC, Algoma Steel, Inc. ("Algoma"), and Stelco Inc. ("Stelco") owned equity interests of 33.3%, 50.0%, and 16.7% respectively, had four million tons per year of magnetite pellet production capacity. Pursuant to facilities leasing and other operational arrangements between TMP and the original Tilden Mining Company joint venture, substantial hematite iron ore pellet production capacity continued to be available at the Tilden Mine. The participants in the Tilden Mining Company joint venture are affiliates of CCIC, Algoma and Stelco. The joint venture's activities relate to the development and operation of hematite iron ore reserves at the Tilden Mine.

        In February, 1994, CCIC reached general agreement with Algoma and Stelco to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are: (1) the participants' tonnage entitlements and cost-sharing are based on a 6 million ton target normal production level instead of the previous 4 million ton base production level; (2) CCIC's interest in TMP has increased from 33.3% to 40.0% with an associated increase in CCIC's obligation for its share of mine costs; (3) CCIC is receiving a higher royalty; (4) CCIC has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or from CCIC; and (5) any partner may take additional production with payment of certain fees to TMP. The parties implemented the general agreement effective January 1, 1994, and are negotiating the detailed provisions of the definitive agreement. The agreement has not had a material financial effect on the Company's Consolidated Financial Statements.

         On September 30, 1994, Cliffs Minnesota Minerals Company, a subsidiary of the Company, completed a stock acquisition of Cyprus Amax Minerals Company's ("Cyprus Amax") iron ore operation ("Northshore") and power plant (Silver Bay Power Company ("Silver Bay

Power")) in Minnesota for $66 million, plus net working capital of $28 million. The principal assets acquired were 4 million annual tons of active capacity for production of standard pellets (equivalent to 3.5 million tons of flux pellet capacity), supported by 6 million tons of active concentrate capacity, a 115 megawatt power generation plant, and an estimated 1.2 billion tons of magnetite crude iron ore reserves, leased mainly from the Mesabi Trust. Additional payments to Cyprus Amax would be required under certain expansion conditions. Any such payment would occur under conditions expected to be favorable to the Company, and is not expected to be material in any year. In January, 1995, the Company approved a $6.1 million iron ore pellet expansion of Northshore. The expansion, which involves the reactivation of one idle pelletizing line, is expected to be completed by June, 1995, and will increase Northshore's annual production capability by 900,000 tons. Production in 1995, originally scheduled to be 3.6 million tons of standard and flux pellets, is now scheduled to be 4.1 million tons.

         McLouth Steel Products Company ("McLouth"), a significant customer of the Company, continues to be significantly undercapitalized. The Company has periodically extended financial support to McLouth in the form of deferred payment terms and other considerations. Iron ore pellet sales to McLouth totaled 1.5 million tons in 1994 which represented 18% of sales volume and a higher percentage contribution to net income before fixed cost absorption. The Company included in its December 31, 1994 inventory 200,000 tons of pellets consigned to McLouth in accordance with long-standing practice. The Company has no earnings exposure in regard to the consigned inventory and accounts receivable from McLouth as of December 31, 1994. Non-performance by McLouth on its sales arrangement with the Company would have a materially adverse effect on the Company unless comparable replacement sales to other companies are obtained. The Company has periodically replaced major customers.

         On November 30, 1992, Sharon Steel Corporation ("Sharon") filed for protection under Chapter 11 of the U.S. Bankruptcy laws. At the time of the filing, Sharon was indebted to the Company for substantial amounts relating to contract defaults for payments for iron ore pellets sold to Sharon during the years 1991 and 1992 under a term sales agreement. In 1992 the Company recorded a $12.5 million reserve, representing amounts due on the ore sales accounts receivable of Sharon at the time of Sharon's Chapter 11 filing. Pellet sales to Sharon, which were suspended in 1992, represented approximately 14% of the Company's sales capacity. In November, 1994, Sharon liquidated substantially all of its assets through an approved Bankruptcy Court sale. The Company had filed a substantial claim against Sharon in the Bankruptcy Court for amounts owed and contractual damages; however, the Company does not expect to receive any material proceeds from the asset liquidation. The Company replaced the lost Sharon sales. All amounts due from Sharon were previously reserved.

         In 1992, the Company purchased $1.0 million worth of steel from LCG Funding Corporation, an entity owned by the principal owner of Sharon and affiliated with Castle Harlan, Inc. In connection with the transaction, LCG Funding Corporation agreed to indemnify the Company for any loss incurred upon resale of the steel. Following ultimate resale of the steel, LCG Funding Corporation and Castle Harlan, Inc. refused to honor that commitment, and the Company filed suit against Castle Harlan, Inc. and LCG Funding Corporation in Federal District Court for the purchase price of the steel plus interest. The proceedings, which were dismissed for lack of diversity, will be refiled.

         On June 28, 1993, LTV Steel Company, Inc., a significant partner of the Company, and its parent corporation, The LTV Corporation ("LTV Corp") emerged from Chapter 11 bankruptcy. In final settlement of its $200 million allowed claim, the Company received 2.3 million shares of LTV Corp Common Stock and 4.4 million Contingent Value Rights, which were issued by the Pension Benefit Guaranty Corporation. On July 13, 1993, the Company distributed to its shareholders a special dividend consisting of 1.5 million shares of LTV Corp Common Stock and $12.0 million ($1.00 per share) cash.

         Following is a table of production, current defined capacity, and implied exhaustion dates for the iron ore mines managed or owned by CCIC, CMC,
Northshore and PMI. The exhaustion dates are based on estimated mineral reserves and assume full production rates, which could be affected by future industry conditions and ongoing mine planning. Maintenance of effective production capacity or implied exhaustion dates could require increases in capital and development expenditures. Alternatively, changes in economic conditions or the quality of ore reserves could decrease capacity or accelerate exhaustion dates. Technological progress could alleviate such factors or increase capacity or mine life.
                                            Company's              Current
                                             Current         Pellet Production       Current     Operating     Implied
                                            Operating     ------------------------    Annual    Continuously Exhaustion
Name and Location         Type of Ore       Interest       1992     1993     1994    Capacity      Since      Date (1)
-----------------        --------------     --------      ------   ------   ------  ----------  ------------ ----------
                                                           (Tons in Thousands)(2)
 Mining Ventures
 ---------------
  Michigan
  --------
   Marquette Range
   -Empire Iron Mining
     Partnership (3)     Magnetite           22.56%(4)     8,099     7,209   7,306     8,000         1963         2023
   -Tilden Mine (3)      Hematite and
                         Magnetite           40.00%        5,470     5,369   6,246     6,000(5)(6)   1974         2047
                                             (5)(6)
  Minnesota
  ---------
   Mesabi Range
   -Hibbing Taconite
     Joint Venture (7)   Magnetite           15.00%        8,048     7,544   8,355     8,270         1976         2022
   -LTV Steel Mining
     Company (7)         Magnetite            0.00%        6,776     7,668   7,809     8,000         1957         2059
  Canada
  ------
   -Wabush Mines
    (Newfoundland and    Specular
    Quebec) (7)(8)       Hematite             7.01%        4,495     4,492   4,654     4,500(8)      1965         2057
 Wholly-Owned Entities
 ---------------------
  Minnesota
  ---------
   Mesabi Range
   -Northshore Mining
     Company (9)         Magnetite          100.00%        (9)       (9)       865(9)  4,800(10)     1989         2072
  Australia
  ---------
   -Savage River Mines
    (Tasmania)           Magnetite          100.00%        1,432     1,488   1,483     1,500         1967         1997
                                                          ------     -----  ------    ------
  TOTAL                                                   34,320    33,770  36,718    41,070
                                                          ======    ======  ======    ======

(1) Based on full production at current annual capacity without regard to economic feasibility.
(2)   Tons are long tons of 2,240 pounds.
(3)   CCIC receives royalties and management fees.
(4) On January 1, 1992, a wholly-owned subsidiary of CCIC transferred 2.5% of its Empire Mine interest to Wheeling-Pittsburgh.
(5) In 1993, CCIC's ownership interest in the Tilden Mining Company and Tilden Magnetite Partnership was 60.0% and 33.3%, respectively. Design capacity for exclusive production of hematite ore was 8 million tons annually. The Tilden Mining Company and the Tilden Magnetite Partnership established certain leasing and shared usage arrangements relating to production and other facilities at the Tilden Mine.
(6) As a result of the restructuring of the Tilden Magnetite Partnership, effective as of January 1, 1994 and as discussed on page 3, CCIC's entitlement ownership in the Tilden Magnetite Partnership increases from 33.3% to 40.0%. As a result of these arrangements, annual production capacity is targeted at 6 million tons annually, and could be increased to 8 million tons, depending on type of ore production. The predominate ore reserves are hematite.
(7) CMC received no royalty payments with respect to such mine, but did receive management fees.
(8) In 1991, the mine's annual production capacity was reduced to 4.5 million tons per year. For the year 1995, annual production was increased to
      5.4 million tons.
(9) Acquired by the Company on September 30, 1994. Pellet production for Northshore for the years ending 1992, 1993 and 1994 was 1,430,000, 3,483,000 tons and 3,481,000 tons, respectively. Pellet production for Northshore for the three months ending December 31, 1994 was 865,000 tons.
(10) Includes 900,000 annual tons of expansion to be completed on or about June, 1995.

         With respect to the Empire Mine, CCIC owns directly approximately one-half of the remaining mineral reserves and CCIC leases the balance of the reserves from their owners; with respect to the Tilden Mine, CCIC owns all of the mineral reserves; with respect to the Hibbing Mine, Wabush Mines, Northshore Mine, and Savage River Mines, all of the mineral reserves are owned by others and leased or subleased directly to those mines.

         Each of the mines contains crushing, concentrating, and pelletizing facilities. The Empire Iron Mining Partnership facilities were constructed beginning in 1962 and expanded in 1966, 1974 and 1980 with a total cost of approximately $367 million; the Tilden Mine facilities were constructed beginning in 1972, expanded in 1979 and modified in 1988 with a total cost of approximately $523 million; the LTV Steel Mining Company facilities were constructed beginning in 1954 and expanded in 1967 with a total cost of approximately $250 million; the Hibbing Taconite Joint Venture facilities were constructed beginning in 1973 and expanded in 1979 with a total cost of approximately $302 million; the Northshore Mining Company facilities were constructed beginning in 1951, expanded in 1963 and significantly modified in 1979 with a total cost estimated in excess of $500 million; the Wabush Mines facilities were constructed beginning in 1962 with a total cost of approximately $103 million; and the Savage River Mines facilities were constructed beginning in 1965 with a total cost of approximately $57 million. The Company believes the facilities at each site are in satisfactory condition. However, the older facilities require more capital and maintenance expenditures on an ongoing basis.

                        Production and Sales Information
                        --------------------------------

         With the acquisition of Northshore, the Company's managed capacity has increased to approximately 39.6 million tons or 47% of total pellet capacity in North America and the Company's annual North American pellet sales capacity has increased from 5.8 to 9.8 million tons. In 1994, the Company produced 8.3 million tons of pellets for its own account.

         In 1994, the Company produced 28.4 million gross tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Bethlehem Steel Corporation ("Bethlehem"), Algoma, Inland Steel Company, LTV and Stelco aggregated 26.8 million gross tons, or 94.3%. None of such participants accounted for more than 33.9% of such production.

         During 1994, the Company sold 100% of the iron ore and pellets that were produced in the United States and Canada for its own account or purchased from others to 13 U.S. and Canadian iron and steel manufacturing companies.

         In 1994, McLouth Steel Products, WCI (formerly Warren Consolidated Industries, Inc.), and Weirton Steel Company, directly and indirectly accounted for 14%, 14%, and 12%, respectively, of total revenues.

         AUSTRALIA. PMI owns 100% of Savage River Mines, an open pit iron ore mining operation and concentrator at Savage River, Tasmania, and a pellet plant with offshore loading facilities at Port Latta, Tasmania. Concentrate slurry is pumped from the minesite through a 53 mile pipeline to Port Latta where it is pelletized and shipped by vessel to customers in the Pacific Rim region. The operation was downsized in 1990 to produce approximately 1.5 million tons per year and long term sales agreements were signed with customers in Australia, Japan and Korea to support the operation until the exhaustion of economic ore reserves in 1997. Savage River Mines will terminate operations in the first quarter of 1997 when economically recoverable iron ore from surface mining is exhausted. A study to extend operations with underground mining concluded that financial results would not justify the mining risks and large investment.

         RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.3% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1994, 89.2% of the railroad's revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad's rates are subject to regulation by the Interstate Commerce Commission.

                         Other Activities and Resources
                         ------------------------------

         REDUCED IRON. The Company's strategy is to grow its basic iron ore business and to extend its business scope to produce and supply "reduced iron ore feed" for steel and iron production. Reduced iron products contain approximately 90% iron versus 65% for traditional iron ore pellets and contain less undesirable chemical elements than most scrap steel feed. The market for reduced iron is relatively small, but is projected to increase at a greater rate than other iron ore products.

        The Company's wholly-owned subsidiary, Cliffs Reduced Iron Corporation, continues to explore various technologies and markets for reduced iron products, including the investigation of domestic and international site alternatives. Commercial plants are estimated to require capital expenditures of $75 to $100 million, depending on location and process. Decisions are expected in 1995 on whether to proceed with one or more projects. The Company's total 1995 expenditures are not expected to exceed $25 million. Specific activities are described below.

         The Company and several partners have formed a joint venture to produce iron carbide, a premium form of reduced iron that would be marketed primarily to the flat-rolled electric furnace producers in the United States. Substantial progress has been made on siting a plant in Trinidad and improving upon the original iron carbide process design; however, the holder of the process license for Trinidad has withdrawn its offer to the venture of cooperation. Rather than unduly delay the project while the issue is being resolved, the venture is evaluating sites in the United States for an iron carbide plant. The Company's process design improvements, coupled with currently lower domestic natural gas prices, may result in the iron carbide project being economically attractive in the southern part of the United States, using the offshore iron ore supply arrangement already negotiated. Although a precise go-ahead date is not known at this time, the joint venture's objective is to start commercial development of iron carbide in 1995 and to achieve production in 1997. In addition, the Company is examining other available reduced iron processes for its Trinidad site. Northstar Steel Company, an original partner in the Trinidad venture, recently advised the Company that Northstar does not intend to continue as an equity participant due to capital constraints. The Company has also been advised by Northstar that it desires to negotiate a multi-year iron carbide purchase contract. Northstar's withdrawal has not impeded the iron carbide project development effort.

         The Company has been investigating coal-based technologies for the production of hot briquetted iron ("HBI") in the United States. Coal-based processes, although largely unproven, may be applicable to the Company's Northshore Mine in Minnesota and the Company's Republic Mine in Michigan. HBI is a potential feed for electric furnaces as well as for certain blast furnaces where it would supplement pellets to maximize productivity. Since this HBI product would have a lower chemical quality due to the coal reductant and higher-silica domestic ore feed, the Company is also studying the alternative feasibility of additional process steps that would produce a higher value product with broader market applicability. The Company will also investigate the use of low-silica offshore ore in a coal-based process at a site in the United States that would be located closer to the steel producing markets.

         The Company previously formed a venture with steel company partners to develop a commercial facility at the Company's Republic Mine in Michigan using the coal-based technology supplied by MIDREX Corporation. During 1994, MIDREX withdrew the technology pending further testing by its parent, Kobe Steel, and the venture disbanded. Northshore, prior to the Company's acquisition, had also been considering the MIDREX process, but decided to pursue technology supplied by Inmetco and licensed to Mannesmann Demag of Germany. This effort is continuing at Northshore as noted above for HBI products. If a favorable decision would be made later this year, commercial production could begin in late 1997. Issues being evaluated include technology, markets, and alternative use of existing plant capacity.

         The Company and Mitsubishi Corporation have jointly exercised an option for a license to produce iron carbide in Australia to serve various Pacific Rim markets. Feasibility studies, based on various iron ore feeds, potential plant sites, and recent process design improvements, are expected to be concluded this year. A decision to move forward could be made later in 1995 and lead to commercial production by 1998. The Company's participation would depend on definition of a satisfactory on-going role.

         OIL SHALE. Cliffs Synfuel Corp., a wholly-owned subsidiary of CCIC, significantly enhanced its Utah oil shale holdings when it acquired in 1994 for $700,000 the oil shale mineral rights on approximately 16,000 acres which it previously held under a long-term lease. The acquisition gave the Company title "in fee" to one of the most attractive oil shale properties in the United States which contains an estimated one billion barrels of recoverable shale oil and associated conditional water rights. While commercialization of oil shale is currently uneconomical, the Company's holding costs are minimal.

         Cliffs Oil Shale Corp., another wholly-owned subsidiary of CCIC, owns a 15% interest in a smaller Colorado oil shale property. The remaining 85% is owned by a Mobil Corporation subsidiary.

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

                       Credit Agreement and Senior Notes
                       ---------------------------------

         On March 1, 1995 the Company entered into a new Credit Agreement ("Credit Agreement") with Chemical Bank, as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans until March 1, 2000, which Credit Agreement replaced the April 30, 1992 credit facility scheduled to expire on April 30, 1995. Interest on borrowings will be based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. There have been no borrowings under either of the revolving credit facilities.

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

                                  COMPETITION

         The iron ore mines, which the Company's subsidiaries operate in North America, Canada and Australia, produce various grades of iron ore which is marketed in the United States, Canada, Great Britain, Italy, Australia, Japan and Korea. In North America, the Company is in competition with several iron ore producers, including Oglebay Norton Company, Iron Ore Company of Canada, Quebec Cartier Mining Company, and USX Corporation, as well as other major steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Venezuela and Brazil in competition with iron ore produced by the Company.

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

                       ENVIRONMENT, EMPLOYEES AND ENERGY

         ENVIRONMENT. In the construction of the Company's facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company's commitment to environmental preservation resulted in North American capital expenditures of $835,000 in 1993 and $3,696,000 in 1994. It is estimated that approximately $3,449,000 will be spent in 1995 for environmental control facilities.

        The Company received notice in 1983 from the U.S. Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company's iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study ("RI/FS") with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 ("ROD"), setting forth the selected remedial action plan adopted by the U.S. EPA for the Cliffs-Dow site. The Company and other potentially responsible parties have notified the U.S. EPA that they are implementing, at an estimated cost of $2.8 million, some of the remedial action selected in the ROD. The Company and certain other potentially responsible parties have agreed upon allocation of the costs for conducting the RI/FS, and implementation of the selected remedial action plan. Upon the advice of counsel, the Company believes it has a right to contribution from the other potentially responsible parties for the costs of any remedial action plan ultimately implemented at the Cliffs-Dow site. A second disposal area at the Cliffs-Dow charcoal production plant is on the list of priority sites issued by the Michigan Department of Natural Resources. The Company is participating in an RI/FS of this site, but that study has not yet been completed. The Company has joined with the other potentially responsible parties in an interim removal action at the site which is now complete. The Company has a financial reserve of $2.4 million to provide for its expected share of the cost of the remedial actions at the above mentioned sites. (See "Legal Proceedings" for additional information concerning environmental matters).

         Generally, various legislative bodies and federal and state agencies are continually promulgating numerous new laws and regulations affecting the Company, its customers, and its suppliers in many areas, including waste discharge and disposal; hazardous classification of materials, products, and ingredients; air and water discharges; and many other matters. Although the Company believes that its environmental policies and practices are sound and does not expect a material adverse effect of any current laws or regulations, it cannot predict the collective adverse impact of the rapidly expanding body of laws and regulations.

         EMPLOYEES. As of December 31, 1994, CCIC and CMC and the North American independent mining ventures had 5,371 employees, of which 4,418 were hourly employees. The hourly employees are represented by the United Steelworkers of America ("United Steelworkers") which have collective bargaining agreements. The United Steelworkers labor agreement at Hibbing Taconite Company, Tilden and Empire Mines, and General Shops facilities expired on August 1, 1993, and the United Steelworkers struck those mines and facilities for six weeks. In 1993, a new six- year "no strike" labor agreement was entered between those Mines and facilities and the United Steelworkers covering the period to July 31, 1999. In 1994, a new United Steelworkers labor agreement was entered into covering employees of LTV Steel Mining Company, which agreement will expire on July 31, 1999. In 1994, a new United Steelworkers labor agreement covering Wabush was entered into, which agreement will expire on March 1, 1996.

         As of December 31, 1994, Northshore had 415 employees, of which 289 were hourly employees, none of whom are represented by a union.

         As of December 31, 1994, the Savage River Mines operations had 227 employees, 164 of whom are represented by several unions, whose contracts are renegotiated from time to time.

         In addition, as of December 31, 1994, Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 296 salaried executive, managerial, administrative and technical employees.

        ENERGY. Electric power supply contracts between Wisconsin Electric Power Company ("WEPCo") and the Empire and Tilden Mines, entered into in December 1987, provide that WEPCo shall furnish electric power to these Mines, within specific demand limits, pursuant to price formulas. The primary term of these contracts covers ten years through 1997. In return for a substantial reduction in rates, the Tilden Mine converted a portion of its firm power contract to curtailable power beginning in 1993. CCIC, as managing agent for the Empire and Tilden Mines, is presently in negotiations with WEPCo to revise various terms and conditions of the power contracts to better accommodate the operations of those mines. Electric power for Hibbing Taconite is supplied by Minnesota Power and Light under an agreement which can be terminated with four years' notice. In 1994, Minnesota Power and Light filed and was granted a power rate increase with the Minnesota Public Utility Commission's approval. A large part of the increase was negated by reason of a three year extension of Hibbing Taconite's power contract with Minnesota Power and Light. Electric power requirements will continue to be specified annually by the Hibbing Taconite venturers corresponding to Hibbing's operating requirements. LTV Steel Mining Company completed reactivation of its power plant in 1992, and is currently generating nearly all of its requirements, and an interchange agreement with Minnesota Power and Light provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. Silver Bay Power Company, a subsidiary of the Company, provides the majority of Northshore's energy requirements, has an interchange agreement with Minnesota Power and Light for backup power and sells power to Northern States Power Company.
Wabush Mines owns a portion of the Twin Falls Hydro Generation facility which provides power for Wabush's mining operations in Newfoundland. A twenty year agreement with Newfoundland Power allows an interchange of water rights in return for the power needs for Wabush's mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract. Savage River Mines obtains its power from the local Government Power Authority on a special contract for the expected life of the mine.

         The Company has contracts providing for the transport of natural gas for its North American iron ore operations. Several interruptions of supply of natural gas occurred during early 1994, requiring use of alternate fuels.

        Empire and Tilden Mines have the capability of burning coal, natural gas, or oil. Wabush and Savage River Mines have the capability of burning coal and oil. Hibbing Taconite, Northshore and LTV Steel Mining Company have the capability of burning natural gas and oil. During 1994 the U.S. mines burned natural gas as their primary fuel due to favorable pricing. Wabush and Savage River Mines used oil, supplemented with coal or coke breeze.

         Any substantial interruption of operations or substantial price increase resulting from future government regulations or energy taxes, injunctive order, or fuel shortages could be materially adverse to the Company.

        In the paper format version of this document, this page contains a map. The map is entitled, "Cleveland-Cliffs Inc and Associated Companies Location of Iron Ore Operations". The map has an outline of the United States, Canada and Tasmania (Australia). Located specifically on the map are arrrows and dots representing the location of the properties described in the Table on page 5 to this report.

ITEM 3. LEGAL PROCEEDINGS.

Arrowhead.
----------

    CMC, which has a 15 percent ownership interest in and acts as Managing Agent for Hibbing Taconite Company, a joint venture, has been included as a named defendant in a suit captioned United States of America v. Arrowhead Refining Company, et al., which was filed on or about September 29, 1989 in the United States District Court for the District of Minnesota, Fifth Division. In that suit, the United States seeks declaratory relief and recovery of costs incurred in connection with the study and remedial plan conducted or to be conducted by the U.S. EPA at the Arrowhead Refinery Superfund Site near Duluth, St. Louis County, Minnesota. In that suit, the United States has alleged that CMC and the other 14 named defendants, including former and present owners of the Arrowhead site, are jointly and severally liable for $1.9 million, plus interest, representing the amount incurred for actions already taken by or on behalf of the U.S. EPA at the Arrowhead site, and are jointly and severally liable for the cost attributable to implementation of a remedial plan adopted by the U.S. EPA with respect to the Arrowhead site, which remedial action is estimated by the U.S. EPA to cost $30 million. CMC has filed an answer to the suit denying liability. Since January 31, 1991, CMC and 13 of the other named defendants have filed a counter claim against the United States and further complaints naming additional parties as third party defendants. The counter claim and third party complaints allege that the parties named therein are jointly and severally liable for such costs. During the year certain defendants have been dismissed, and as of December 31, 1994 there are 224 third party defendants named in this suit. A Consent Decree is expected to be entered into in 1995 between the parties, which agreement will provide for substantial funding by the U.S. EPA and the State of Minnesota for remediation of the Site. It is estimated that Hibbing Taconite's share of the funding will be approximately $230,000, of which CMC's share is 15 percent.

Rio Tinto.
----------

    On July 21, 1993, CCIC and Cliffs Copper Corp, a subsidiary of the Company, each received Findings of Alleged Violation and Order from the Department of Conservation and Natural Resources, Division of Environmental Protection, State of Nevada. The Findings allege that tailings materials left at the Rio Tinto Mine, located near Mountain City, Nevada, are entering State waters which the State considers to be in violation of State water quality laws. The Rio Tinto Mine was operated by Cliffs Copper Corp from 1971 to 1975 and by other companies prior to 1971. The Order requires remedial action to eliminate water quality impacts. The Company does not believe the potential liability, if any, to be material. The Company believes that it has substantial defenses to claims of liability and intends to vigorously defend alleged violations.

Summitville.
------------

    On January 12, 1993, CCIC received from the United States Environmental Protection Agency a Notice of Potential Liability at the Summitville mine site, located at Summitville, Colorado, where CCIC, as one of three joint venturers, conducted an unsuccessful copper ore exploration activity from 1966 through 1969. On June 25, 1993, CCIC received from the U.S. EPA a Notice of Potential Involvement in certain portions of the Summitville mine site. The mine site has been listed on the National Priorities List under the Comprehensive Environmental Response Compensation and Liability Act. The Company does not believe the potential liability, if any, to be material. The Company has substantial defenses to these claims of liability. The Company conducted no production activities at the Summitville mine site.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                                    Position with the Company
                                       as of March 1, 1995
                                    -------------------------
       Name                                                               Age
       ----                                                               ---

       M. T. Moore              Chairman, President and Chief              60
                                 Executive Officer
       J. S. Brinzo             Senior Executive-Finance                   53
       W. R. Calfee             Senior Executive-Commercial                48
       F. S. Forsythe           Senior Executive-Operations                62
                                 (Mine Partnerships)
       T. J. O'Neil             Executive Vice President-                  54
                                 CCI Operations and Technology
       A. S. West               Senior Vice President-Sales                58


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


       F. S. Forsythe         Executive Vice President-Commercial, Company,
                                        February 25, 1985 to August 31, 1989.
                              Executive Vice President-Operations, Company,
                                        September 1, 1989 to September 30, 1993.
                              Senior Executive-Operations, Company,
                                        October 1, 1993 to September 30, 1994.
                              Senior Executive-Operations (Mine Partnerships), Company,
                                        October 1, 1994 to date.



       T. J. O'Neil           Vice President-South Pacific Operations,
                                        Cyprus Gold Company,
                                        October, 1987 to August, 1989.
                              Vice President/General Manager,
                                        Cyprus Sierrita Corp.,
                                        August, 1989 to April, 1991.
                              Vice President-Engineering and Development,
                                        Cyprus Copper Company,
                                        April, 1991 to November, 1991.
                              Senior Vice President-Technical, Company,
                                        November 18, 1991 to September 30, 1994.
                              Executive Vice President-CCI Operations and
                                        Technology, Company,
                                        October 1, 1994 to date.

       A. S. West             Senior Vice President-Sales, CCIC,
                                        April 15, 1987 to date.
                              Vice President, Company,
                                        May 14, 1985 to May 11, 1987.
                              Senior Vice President-Sales, Company,
                                        July 1, 1988 to date.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1994 contained in the material under the headings, "Common Share Price Performance and Dividends", "Investor and Corporate Information" and "11-Year Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.


ITEM 6. SELECTED FINANCIAL DATA.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1994 contained in the material under the headings, "11-Year Summary of Financial and Other Statistical Data" and "Notes to Consolidated Financial Statements", such information filed as a part hereof as Exhibits 13(j) and 13(g), respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1994 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", such information filed as a part hereof as Exhibit 13(a).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1994 contained in the material under the headings "Statement of Consolidated Financial Position", "Statement of Consolidated Income", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Quarterly Results of Operations", such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information regarding Directors required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1995, from the material under the heading "Election of Directors". The information regarding executive officers required by this item is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1995 from the material under the headings "Executive Compensation (excluding the Compensation Committee Report on Executive Compensation)", "Pension Benefits", and the first five paragraphs under "Agreements and Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1995, from the material under the heading "Securities Ownership of Management and Certain Other Persons".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1995, from the material under the last paragraph of the heading "Directors' Compensation".

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)

          (1) and (2)-List of Financial Statements and Financial Statement Schedules.

          The following consolidated financial statements of the Company, included in the Annual Report to Security Holders for the year ended December 31, 1994, are incorporated herein by reference from Item 8 and made a part hereof:

          Statement of Consolidated Financial Position -
                                 December 31, 1994 and 1993
          Statement of Consolidated Income - Years ended
                                 December 31, 1994, 1993 and 1992
          Statement of Consolidated Cash Flows - Years ended
                                 December 31, 1994, 1993 and 1992
          Statement of Consolidated Shareholders' Equity - Years ended
                                 December 31, 1994, 1993 and 1992
          Notes to Consolidated Financial Statements

          The following consolidated financial statement schedule of the Company is included herein in Item 14(d) and attached as Exhibit 99(a).

          Schedule II   -   Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3) List of Exhibits - Refer to Exhibit Index on pages 20-29 which is incorporated herein by reference.

    (b)     During the three months ended December 31, 1994, the Company filed
            (i) a Current Report on Form 8-K, dated October 13, 1994, covering information reported under ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS, and (ii) a Current Report on Form 8-K/A, dated December 13, 1994, covering information reported under ITEM 7. FINANCIAL STATEMENT, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

    (c)     Exhibits listed in Item 14(a)(3) above are included herein.

    (d) Financial Statements and Schedule listed above in Item 14(a)(1) and (2) are incorporated herein by reference.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By: /s/John E. Lenhard
    ------------------
    John E. Lenhard,
    Secretary and Assistant General Counsel

Date:       March 27, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                                       Date
----------                     -----                                       ----
M. T. Moore                    Chairman,                                   March 27, 1995
                               President and Chief
                               Executive Officer and
                               Principal Executive Officer
                               and Director

J. S. Brinzo                   Senior Executive-Finance                    March 27, 1995
                               and Principal
                               Financial Officer

R. Emmet                       Vice President and                          March 27, 1995
                               Controller and Principal
                               Accounting Officer

R. S. Colman                   Director                                    March 27, 1995


J. D. Ireland, III             Director                                    March 27, 1995

G. F. Joklik                   Director                                    March 27, 1995

E. B. Jones                    Director                                    March 27, 1995

L. L. Kanuk                    Director                                    March 27, 1995

S. B. Oresman                  Director                                    March 27, 1995

A. Schwartz                    Director                                    March 27, 1995

S. K. Scovil                   Director                                    March 27, 1995

J. H. Wade                     Director                                    March 27, 1995

A. W. Whitehouse               Director                                    March 27, 1995



                               By:/s/John E. Lenhard
                                  --------------------
                                  (John E. Lenhard, as
                                   Attorney-in-Fact)


    Original powers of attorney authorizing Messrs. M. Thomas Moore, John S. Brinzo, Frank L. Hartman, and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

                                                                  EXHIBIT INDEX


                                                                                              Pagination by
                                                                                               Sequential
Exhibit                                                                                        Numbering
Number                                                                                            System
-------                                                                                       -------------
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

4(b)             First Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, McLouth Steel Corporation, The
                 Cleveland-Cliffs Iron Company, International Harvester Company, WSC
                 Empire Inc. and Chemical Bank, as Trustee, dated as of February 14,
                 1981 (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc
                 filed on March 29, 1991 and incorporated by reference)                       Not Applicable

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

4(f)             Fifth Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, The Cleveland-Cliffs Iron
                 Company, Cliffs IH Empire, Inc., J&L Empire, Inc., Wheeling-
                 Pittsburgh/Cliffs Partnership, and Chemical Bank, as Trustee, dated as of October 1, 1983 (filed as Exhibit 4(f) to Form 10-K of
                 Cleveland-Cliffs Inc filed on March 29, 1991 and incorporated by
                 reference)                                                                   Not Applicable

4(g)             Sixth Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, The Cleveland-Cliffs Iron
                 Company, J&L Empire, Inc., Wheeling-Pittsburgh/Cliffs Partnership,
                 McLouth-Cliffs Partnership, Cliffs Empire, Inc. and Chemical Bank,
                 as Trustee, dated as of July 1, 1984 (filed as Exhibit 4(g) to Form
                 10-K of Cleveland-Cliffs Inc filed on March 29, 1991 and
                 incorporated by reference)                                                   Not Applicable

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

4(j)             Restated Financing Agreement, by and among Tilden Iron Ore
                 Partnership, Tilden Iron Ore Company, Cannelton Iron Ore Company,
                 The Cleveland-Cliffs Iron Company, Stelco Coal Company, Wheeling-
                 Pittsburgh Steel Corporation, Sharon Steel Corporation and Chemical
                 Bank and Clinton G. Martens, as Trustees, dated as of October 31,
                 1977 (filed as Exhibit 4(j) to Form 10-K of Cleveland-Cliffs Inc
                 filed on March 29, 1991 and incorporated by reference)                       Not Applicable

4(k)             Form of Guarantee of Payment, dated January 20, 1984 relating to
                 Notes of Empire Iron Mining Partnership (See Footnote (A))                   Not Applicable

4(l)             Form of Guarantee of Payment, dated August 12, 1986 relating to
                 Notes of Empire Iron Mining Partnership (See Footnote (A))                   Not Applicable

4(m)             Form of Common Stock Certificate (filed as Exhibit 4(m) to Form 10-
                 K of Cleveland-Cliffs Inc filed on March 30, 1992 and incorporated
                 by reference)                                                                Not Applicable

4(n)             Rights Agreement dated September 8, 1987, and amended and restated
                 as of November 19, 1991, by and between Cleveland-Cliffs Inc and
                 Society National Bank (successor to Ameritrust Company National
                 Association) (filed as Exhibit 4.2 to Form 8-K of Cleveland-Cliffs
                 Inc filed on November 20, 1991 and incorporated by reference)                Not Applicable

4(o)             Credit Agreement dated as of March 1, 1995 among Cleveland-Cliffs
                 Inc, the Banks named therein and Chemical Bank, as Agent                     Filed Herewith

4(p)             Conformed Note Agreements dated as of May 1, 1992 among Cleveland-
                 Cliffs Inc and each of the Purchasers named in Schedule I thereto
                 (filed as Exhibit 4(t) to Form 10-Q of Cleveland-Cliffs Inc filed
                 on July 22, 1992 and incorporated by reference)                              Not Applicable

-------------------------
(A) This document has not been filed as an exhibit hereto because the long-term debt of the Company represented thereby, either directly or through its interest in an affiliated or associated entity, does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of this document to the Securities and Exchange Commission upon request.


                 Material Contracts
                 ------------------
10(a)       *    Amendment and Restatement of Supplemental Retirement Benefit Plan
                 of Cleveland-Cliffs Inc, dated as of January 1, 1991 (filed as
                 Exhibit 10(a) to Form 10-K of Cleveland-Cliffs Inc filed on March
                 30, 1992 and incorporated by reference)                                      Not Applicable

10(b)       *    The Cleveland-Cliffs Iron Company Plan for Deferred Payment of
                 Directors' Fees dated as of July 1, 1981, assumed by Cleveland-
                 Cliffs Inc effective July 1, 1985 (filed as Exhibit 10(b) to Form
                 10-K of Cleveland-Cliffs Inc filed on March 29, 1991 and
                 incorporated by reference)                                                   Not Applicable

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

10(e)       *    Amendment to Consulting Agreement with S. K. Scovil (filed as
                 Exhibit 10(e) to Form 10-K of Cleveland-Cliffs Inc filed on March
                 30, 1992 and incorporated by reference)                                      Not Applicable

10(f)       *    Form of contingent employment agreements with certain executive officers (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs
                 Inc filed on March 30, 1992 and incorporated by reference)                   Not Applicable

10(g)       *    Cleveland-Cliffs Inc and Subsidiaries Management Performance
                 Incentive Plan, dated as of January 1, 1994 (Summary Description)            Filed Herewith

10(h)            Instrument of Assignment and Assumption dated as of July 1, 1985, by and between The Cleveland-Cliffs Iron Company and Cleveland-
                 Cliffs Inc (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs
                 Inc filed on March 29, 1991 and incorporated by reference)                   Not Applicable

------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(i)            Instrument of Assignment and Assumption dated as of September 1,
                 1985, by and between The Cleveland-Cliffs Iron Company and
                 Cleveland-Cliffs Inc (filed as Exhibit 10(g) to Form 10-K of
                 Cleveland-Cliffs Inc filed on March 29, 1991 and incorporated by
                 reference)                                                                   Not Applicable

10(j)            Form of indemnification agreements with certain directors and officers (filed as Exhibit 10(h) to Form 10-K of Cleveland-Cliffs
                 Inc filed on March 29, 1991 and incorporated by reference)                   Not Applicable

10(k)       *    1987 Incentive Equity Plan (filed as Exhibit 10(k) to Form 10-K of
                 Cleveland-Cliffs Inc filed on March 30, 1992 and incorporated by             Not Applicable

10(l)       *    1992 Incentive Equity Plan (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 13, 1992 and incorporated by
                 reference)                                                                   Not Applicable

10(m)            Purchase and Sale Agreement dated as of December 8, 1987, by and among The Cleveland-Cliffs Iron Company, Cliffs Electric Service
                 Company, Upper Peninsula Generating Company, Upper Peninsula Power
                 Company and Wisconsin Electric Power Company (filed as Exhibit
                 10(m) to Form 10-K of Cleveland-Cliffs Inc filed on March 29, 1993
                 and incorporated by reference)                                               Not Applicable

10(n)       *    Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-
                 Employee Directors dated as of January 1, 1988 (filed as Exhibit
                 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 29, 1993
                 and incorporated by reference)                                               Not Applicable

10(o)       *    Amended and Restated Trust Agreement No. 1 dated as of March 9,
                 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of
                 Ohio, N.A. (successor trustee to Society National Bank) with respect to the Supplemental Retirement Benefit Plan and certain contingent employment agreements (filed as Exhibit 10(o) to Form
                 10-K of Cleveland-Cliffs Inc filed on March 30, 1992 and
                 incorporated by reference)                                                   Not Applicable

------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(p)       *    Amended and Restated Trust Agreement No. 2 dated as of March 9,
                 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of
                 Ohio, N.A. (successor trustee to Society National Bank) with respect to the Severance Pay Plan for Key Employees of Cleveland-
                 Cliffs Inc, the Cleveland-Cliffs Inc Retention Plan for Salaried
                 Employees and certain contingent employment agreements (filed as
                 Exhibit 10(p) to Form 10-K of Cleveland-Cliffs Inc filed on March
                 30, 1992 and incorporated by reference)                                      Not Applicable

10(q)       *    Trust Agreement No. 4 dated as of October 28, 1987, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Plan for
                 Deferred Payment of Directors' Fees (filed as Exhibit 10(q) to Form
                 10-K of Cleveland-Cliffs Inc filed on March 29, 1993 and
                 incorporated by reference)                                                   Not Applicable

10(r)       *    First Amendment to Trust Agreement No. 4 dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank) and Second
                 Amendment to Trust Agreement No. 4 dated as of March 9, 1992 by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A.
                 (successor trustee to Society National Bank) (filed as Exhibit
                 10(r) to Form 10-K of Cleveland-Cliffs Inc filed on March 30, 1992
                 and incorporated by reference)                                               Not Applicable

10(s)       *    Trust Agreement No. 5 dated as of October 28, 1987, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Cleveland-
                 Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan
                 (filed as Exhibit 10(s) to Form 10-K of Cleveland-Cliffs Inc filed
                 on March 29, 1993 and incorporated by reference)                             Not Applicable

------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(t)       *    First Amendment to Trust Agreement No. 5 dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank), Second Amendment to Trust Agreement No. 5 dated as of April 9, 1991 by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) and Third Amendment to Trust
                 Agreement No. 5 dated as of March 9, 1992, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) (filed as Exhibit 10(t) to Form
                 10-K of Cleveland-Cliffs Inc filed on March 30, 1992 and
                 incorporated by reference)                                                   Not Applicable

10(u)            Amended and Restated Trust Agreement No. 6 dated as of March 9,
                 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of
                 Ohio, N.A. (successor trustee to Society National Bank) with respect to certain indemnification agreements with directors and certain officers (filed as Exhibit 10(u) to Form 10-K of Cleveland-
                 Cliffs Inc filed on March 30, 1992 and incorporated by reference)            Not Applicable

10(v)       *    Trust Agreement No. 7 dated as of April 9, 1991, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Cleveland-
                 Cliffs Inc Supplemental Retirement Benefit Plan, as amended by
                 First Amendment to Trust Agreement No. 7 (filed as Exhibit 10(v) to
                 Form 10-K of Cleveland-Cliffs Inc filed on March 30, 1992 and
                 incorporated by reference)                                                   Not Applicable

10(w)       *    Trust Agreement No. 8 dated as of April 9, 1991, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Cleveland-
                 Cliffs Inc Retirement Plan for Non-Employee Directors, as amended by First Amendment to Trust Agreement No. 8 (filed as Exhibit 10(w)
                 to Form 10-K of Cleveland-Cliffs Inc filed on March 30, 1992 and
                 incorporated by reference)                                                   Not Applicable

10(x)       *    Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc (filed as Exhibit 10(y) to Form 10-K of Cleveland-Cliffs Inc filed on
                 March 30, 1992 and incorporated by reference)                                Not Applicable

------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(y)       *    First Amendment to Severance Pay Plan for Key Employees of
                 Cleveland-Cliffs Inc, dated November 18, 1994                                Filed Herewith

10(z)       *    Voluntary Non-Qualified Deferred Compensation Plan of Cleveland-
                 Cliffs Inc, Amended and Restated as of January 1, 1994 (filed as
                 Exhibit 10 to Form 10-Q of Cleveland-Cliffs Inc filed on August 9,
                 1994 and incorporated by reference)                                          Not Applicable

10(aa)      *    First Amendment to Voluntary Non-Qualified Deferred Compensation
                 Plan of Cleveland-Cliffs Inc, Amended and Restated as of January 1,
                 1994, dated November 18, 1994                                                Filed Herewith

10(bb)      *    First Amendment to Amendment and Restatement of Cleveland-Cliffs
                 Inc Supplemental Retirement Benefit Plan, dated as of January 15,
                 1993 (filed as Exhibit 10(aa) to Form 10-Q of Cleveland-Cliffs Inc
                 filed on May 12, 1993 and incorporated by reference)                         Not Applicable

10(cc)      *    Second Amendment to Amendment and Restatement of Cleveland-Cliffs
                 Inc Supplemental Retirement Benefit Plan, dated November 18, 1994            Filed Herewith

10(dd)      *    Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank)                            Filed Herewith

10(ee)      *    Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank)                            Filed Herewith

10(ff)      *    Cleveland-Cliffs Inc Long-Term Performance Share Program, dated as
                 of March 31, 1994 (Summary Description)                                      Filed Herewith

10(gg)           Stock Purchase Agreement, dated as of September 30, 1994, among
                 Cleveland-Cliffs Inc, Cliffs Minnesota Minerals Company and Cyprus
                 Amax Minerals Company (filed as Exhibit 2 to Form 8-K of Cleveland-
                 Cliffs Inc filed on October 13, 1994 and incorporated by reference, and to which certain portions of which were accorded "Confidential
                 Information" pursuant to order of the Securities and Exchange
                 Commission, dated December 21, 1994)                                         Not Applicable

------------------------
 *Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(hh)           Financial Statements, Pro Forma Financial Information and Exhibits
                 to include the audited financial statements of Cyprus Northshore
                 Mining Corporation and consolidated subsidiary as of December 31,
                 1993, the unaudited financial statements of Cyprus Northshore
                 Mining Corporation and consolidated subsidiary as of September 30,
                 1994, and the related pro forma financial information (filed as
                 Exhibits 99.1, 99.2 and 99.3 to Form 8-K/A of Cleveland-Cliffs Inc
                 filed on December 13, 1994 and incorporated by reference)                    Not Applicable

                                                                                              Filed Herewith
11               Statement re computation of per share earnings                               (Page 30-31)

13               Selected portions of 1994 Annual Report to Security Holders

13(a)                     Management's Discussion and Analysis of Financial Condition         Filed Herewith
                          and Results of Operations                                           (Page 32-41-A)

                                                                                              Filed Herewith
13(b)                     Report of Independent Auditors                                      (Page 42)

                                                                                              Filed Herewith
13(c)                     Statement of Consolidated Financial Position                        (Page 43-44)

                                                                                              Filed Herewith
13(d)                     Statement of Consolidated Income                                    (Page 45)

                                                                                              Filed Herewith
13(e)                     Statement of Consolidated Cash Flows                                (Page 46)

                                                                                              Filed Herewith
13(f)                     Statement of Consolidated Shareholders' Equity                      (Page 47)

                                                                                              Filed Herewith
13(g)                     Notes to Consolidated Financial Statements                          (Page 48-63)

13(h)                     Quarterly Results of Operations/Common Share Price                  Filed Herewith
                          Performance and Dividends                                           (Page 64)

                                                                                              Filed Herewith
13(i)                     Investor and Corporate Information                                  (Page 65)

                                                                                              Filed Herewith
13(j)                     11-Year Summary of Financial and Other Statistical Data             (Page 66-67)


                                                                                              Filed Herewith
21               Subsidiaries of the registrant                                               (Page 68-70)

                                                                                              Filed Herewith
23               Consent of independent auditors                                              (Page 71)

                                                                                              Filed Herewith
24               Power of Attorney                                                            (Page 72)

27               Consolidated Financial Data Schedule submitted for Securities and
                 Exchange Commission information                                              --

99               Additional Exhibits

99(a)                   Schedule II - Qualification and valuation
                           accounts                                                           73

