Form 10-Q
period 1995-03-31
CLEVELAND CLIFFS INC
filed 1995-05-02
CIK 764065

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549


                                   FORM 10-Q


X                        QUARTERLY REPORT PURSUANT TO
- -                         SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                       OR
- -                       TRANSITION REPORT PURSUANT TO
                          SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to ______ .
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

                                 YES  X  NO
                                    ----   ----

As of April 28, 1995, there were 11,965,842 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME


                                                                                   (In Millions,
                                                                                    Except Per
                                                                                  Share Amounts)
                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                  ----------------
                                                                                  1995        1994
                                                                                  -----       -----
REVENUES:
  Product sales and services                                                      $51.3       $40.1
  Royalties and management fees                                                     8.9         8.0
                                                                                  -----       -----
      Total operating revenues                                                     60.2        48.1
  Investment income (securities)                                                    2.6         1.2
  Other income                                                                      0.8         0.2
                                                                                  -----       -----
                                      TOTAL REVENUES                               63.6        49.5

COSTS AND EXPENSES:
  Cost of goods sold and operating expenses                                        49.8        39.5
  Administrative, selling and general expenses                                      3.1         4.2
  Interest expense                                                                  1.7         1.6
  Other expenses                                                                    1.9         1.2
                                                                                  -----       -----
                            TOTAL COSTS AND EXPENSES                               56.5        46.5
                                                                                  -----       -----

INCOME BEFORE INCOME TAXES                                                          7.1         3.0

Income taxes
  Currently payable                                                                 1.9         0.8
  Deferred                                                                          0.2           -
                                                                                  -----       -----
                                  TOTAL INCOME TAXES                                2.1         0.8
                                                                                  -----       -----

NET INCOME                                                                         $5.0        $2.2
                                                                                  =====       =====

INCOME PER COMMON SHARE                                                           $0.41       $0.18
                                                                                  =====       =====

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                                                                               (In Millions)
                                                                                          ------------------------
                                                                                          March 31,     December 31,
                              ASSETS                                                        1995            1994
                              ------                                                      --------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                                               $137.8           $140.6
  Marketable securities                                                                      0.7              0.8
                                                                                          ------           ------
                                                                                           138.5            141.4
  Accounts receivable - net                                                                 23.9             65.9
  Inventories:
    Finished products                                                                       52.5             24.5
    Work in process                                                                          0.8              0.6
    Supplies                                                                                13.5             14.6
                                                                                          ------           ------
                                                                                            66.8             39.7
  Deferred income taxes                                                                     14.7             14.7
  Other                                                                                      6.0              7.4
                                                                                          ------           ------
                                                              TOTAL CURRENT ASSETS         249.9            269.1

PROPERTIES                                                                                 251.5            248.7
  Less allowances for depreciation and depletion                                          (139.6)          (138.3)
                                                                                          ------           ------
                                                                  TOTAL PROPERTIES         111.9            110.4

INVESTMENTS IN ASSOCIATED COMPANIES                                                        150.7            151.7

OTHER ASSETS
  Long-term investments                                                                     25.7             27.1
  Deferred income taxes                                                                      8.7              8.7
  Other                                                                                     51.7             49.5
                                                                                          ------           ------
                                                                TOTAL OTHER ASSETS          86.1             85.3
                                                                                          ------           ------
                                                                      TOTAL ASSETS        $598.6           $616.5
                                                                                          ======           ======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES
  Current portion of long-term obligations                                                  $5.0             $5.0
  Other                                                                                     80.2             94.6
                                                                                          ------           ------
                                                         TOTAL CURRENT LIABILITIES          85.2             99.6

LONG-TERM OBLIGATIONS                                                                       70.0             70.0

POST EMPLOYMENT BENEFITS                                                                    74.5             74.4

RESERVE FOR CAPACITY RATIONALIZATION                                                        24.0             25.7

OTHER LIABILITIES                                                                           35.9             35.4

SHAREHOLDERS' EQUITY
  Preferred Stock
    Class A - No Par Value
      Authorized - 500,000 shares; Issued - None                                              -              -
    Class B - No Par Value
      Authorized - 4,000,000 shares; Issued - None                                            -              -
  Common Shares - Par Value $1 a share
      Authorized - 28,000,000 shares                                                        16.8             16.8
      Issued - 16,827,941 shares
  Capital in excess of par value of shares                                                  64.9             63.1
  Retained income                                                                          344.9            343.8
  Foreign currency translation adjustments                                                   0.4              0.9
  Net unrealized (loss) on marketable securities                                             0.9              1.5
  Cost of 4,796,549 Common Shares in treasury
  (1994 - 4,728,081)                                                                      (116.1)          (113.4)
  Unearned Compensation                                                                     (2.8)            (1.3)
                                                                                          ------           ------
                                                        TOTAL SHAREHOLDERS' EQUITY         309.0            311.4
                                                                                          ------           ------
                                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $598.6           $616.5
                                                                                          ======           ======

See notes to financial statements

                                                       CLEVELAND-CLIFFS INC

                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Increase (Decrease)
                                                                                          in Cash and Cash
                                                                                          Equivalents for
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                           (In Millions)
                                                                                       -------------------
                                                                                          1995       1994
                                                                                       --------   --------
OPERATING ACTIVITIES
   Net income                                                                             $5.0       $2.2
   Depreciation and amortization:
     Consolidated                                                                          1.4        0.5
     Share of associated companies                                                         2.7        2.7
   Provision for deferred income taxes                                                     0.3
   Charges to capacity rationalization  reserve                                           (1.1)       0.7
   Other                                                                                  (2.4)       1.4
                                                                                       --------   --------
     Total Before Changes in Operating Assets and Liabilities                              5.9        7.5
   Changes in operating assets and liabilities
     Marketable securities decrease                                                        0.1        0.6
     Other                                                                                (1.3)      (6.8)
                                                                                       --------   --------
        NET CASH FROM OPERATING ACTIVITIES                                                 4.7        1.3

INVESTMENT ACTIVITIES
   Sale (Purchase) of long-term investments-net                                            0.8       (1.0)
   Capital expenditures:
     Consolidated                                                                         (2.9)      (0.3)
     Share of associated companies                                                        (0.8)      (0.6)
                                                                                       --------   --------
        NET CASH (USED BY) INVESTMENT ACTIVITIES                                          (2.9)      (1.9)

FINANCING ACTIVITIES
   Dividends                                                                              (3.9)      (3.6)
   Other                                                                                  (0.2)       0.3
                                                                                       --------   --------
        NET CASH (USED BY) FINANCING ACTIVITIES                                           (4.1)      (3.3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (0.5)      (0.4)
                                                                                       --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (2.8)      (4.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         140.6       67.9
                                                                                       --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $137.8      $63.6
                                                                                       ========   ========

Income taxes paid                                                                         $2.5       $3.8
Interest paid on debt obligations                                                         $1.6       $1.6



See notes to financial statements

                              CLEVELAND-CLIFFS INC

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1994 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited financial statements present fairly the Company's financial position and results. References to the "Company" mean Cleveland-Cliffs Inc and consolidated subsidiaries, unless otherwise indicated. Quarterly results are not necessarily representative of annual results due to seasonal and other factors.

         Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B - SHAREHOLDERS' EQUITY

         The 1987 Incentive Equity Plan authorizes the Company to make grants and awards of stock options, stock appreciation rights and restricted or deferred stock awards to officers and key employees, for up to 839,045 Common Shares. The 1992 Incentive Equity Plan authorizes the Company to issue up to 595,000 Common Shares upon the exercise of Option Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid with respect to awards made under the Plan. Such shares may be shares of original issuance or treasury shares or a combination of both. Transactions since December 31, 1994 are summarized as follows:

         Stock Options:                                     1987 Plan                1992 Plan
                                                            ---------                ---------

           Options outstanding as of 12/31/94                  68,682                   13,500
           Granted                                                -0-                      -0-
           Exercised                                           (4,532)                    (500)
           Cancelled                                              -0-                      -0-
                                                              -------                  -------

           Options outstanding as of 3/31/95                   64,150                   13,000
           Options exercisable as of 3/31/95                   64,150                   13,000

         Restricted Awards:
           Awarded and restricted as of 12/31/94                3,996                    9,268
           Awarded                                                -0-                      -0-
           Vested                                                (180)                    (208)
           Cancelled                                              -0-                      -0-
                                                              -------                  -------
           Awarded and Restricted as of 3/31/95                 3,816                    9,060

         Performance Shares:
           Allocated as of 12/31/94                               -0-                   41,317
           Allocated                                              -0-                   47,450
           Forfeited                                              -0-                      -0-
                                                              -------                  -------
         Performance Shares as of 3/31/95                         -0-                   88,767

         Reserved for future grants or awards
           as of 3/31/95                                        4,501                  469,956

NOTE C - INVESTMENTS IN ASSOCIATED COMPANIES

         In February, 1994, the Company reached general agreement with Algoma Steel Inc. ("Algoma") and Stelco Inc. to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are (1) the participants' tonnage entitlements and cost-sharing are based on a 6.0 million ton target normal production level instead of the previous 4.0 million ton base production level, (2) the Company's interest in the Tilden Magnetite Partnership has increased from 33.33% to 40.0% with an associated increase in the Company's obligation for its share of mine costs,
(3) the Company is receiving a higher royalty, (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or the Company, and (5) any partner may take additional production with payment of certain fees to the Partnership. The parties implemented the general agreement effective January 1, 1994 and are resolving the detailed provisions of the definitive agreement. The agreement has not had a material financial effect on the Company's consolidated financial statements.

NOTE D - ENVIRONMENTAL MATTERS

         The Company's policy is to conduct business in a manner that promotes environmental quality. The Company's obligations for any environmental problems at wholly-owned active mining operations and idle and closed mining and other sites have been recognized based on specific estimates for known conditions and required investigations. Environmental costs of associated companies for active operations are included in current operating and capital costs. Any potential insurance recoveries have not been reflected in the determination of the financial reserve.

         At March 31, 1995, the Company has an environmental reserve of $8.1 million, of which $1.5 million is current. The reserve includes the Company's obligations related to:

         o Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Arrowhead Refinery site in Minnesota, the Summitville mine site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on the Company's share of engineering study estimates prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Cliffs-Dow since late-1993. An agreement in principle has been reached among the federal and state governments and approximately 224 individuals and companies wherein clean-up at the Arrowhead site will begin in 1995 with significant funding provided by the federal and state governments. The agreement has been lodged with the U.S. District Court. The Company's share of Arrowhead costs is expected to total approximately $145,000 which includes $31,000 of funded remediation costs and $114,000 of incurred legal and other costs.

         o Wholly-owned active and idle operations, including the recently acquired Northshore mine and Silver Bay power plant in Minnesota and the idled Republic mine and processing facilities in Michigan. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase and reflects expected future Company expenditures, primarily for asbestos abatement and power plant fly ash disposal. The Republic Mine reserve primarily reflects the cost of underground fuel oil storage tank removal and related soil remediation.

         o Other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

Environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

NOTE E - ACCOUNTING CHANGES

         Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE F - INVESTMENTS

         On October 4, 1994, the Financial Accounting Standards Board issued Statement 119 entitled, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires expanded footnote disclosure about certain financial instruments. Presently, the Company's exposure to risk associated with derivative instruments is limited to forward foreign exchange contracts. These forward exchange contracts are hedging transactions that have been entered into with the objective of managing the risk associated with currency fluctuations with respect to the on-going obligations of the Company's Australian and Canadian operations denominated in those currencies. Gains and losses are recognized in the same period as the hedged transactions. At March 31, 1995, the Company had $27.2 million of forward exchange contracts with a fair value, based on the March 31, 1995 forward rate, of $26.6 million.

         On March 20, 1995, the Company received a second and final distribution of 22,689 shares of LTV Common Stock from the Company's bankruptcy claim against LTV Steel Company. This brings the total number of shares retained by the Company as an available-for-sale investment to approximately 842,000 shares with a market value at March 31, 1995 of $12.8 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


COMPARISON OF FIRST QUARTER - 1995 AND 1994
- -------------------------------------------

         Net income for the first quarter of 1995 was $5.0 million, or $.41 per share. Comparable earnings in the first quarter of 1994 were $2.2 million, or $.18 per share. First quarter results are traditionally not representative of annual results due to seasonal effects.

         The increase of $2.8 million in first quarter results was mainly due to higher North American sales volume, lower operating and administrative costs, increased investment income, and higher royalties and management fees, partially offset by lower Australian earnings and increased mine development expenses. An extension of the 1994 Great Lakes shipping season into January, 1995, and the acquisition of Northshore Mining Company on September 30, 1994, contributed to the improvement in first quarter earnings.

                                 *     *     *

         The Company's North American pellet sales in the first quarter of 1995 were 1.2 million tons versus .7 million tons in 1994. Pellet inventory at March 31, 1995 was 1.7 million tons versus 1.2 million tons one year ago. The Company's pellet sales, including resale of purchased ore, for the year 1995 are estimated to be 10.0 million tons versus 8.2 million tons in 1994. Sales volume in excess of production volume in 1994 was satisfied from inventory and purchased ore.

         The Company's managed mines in North America produced 9.0 million tons of iron ore pellets in the first quarter of 1995 versus 7.7 million tons in 1994. Production nominations for the full year 1995, which have not changed from the beginning of the year, total 39.6 million tons, a 13 percent increase from the 35.2 million tons produced in 1994. The Company's share of scheduled production is 10.0 million tons in 1995 compared with 6.8 million tons in 1994.

         Capital and leasing outlays for mining and processing equipment are being significantly increased in 1995 to satisfy orebody development requirements and reduce operating costs. The Company's share of capital equipment additions is expected to approximate $24 million, including a $6 million Northshore expansion.

LIQUIDITY
- ---------

         At March 31, 1995, the Company had cash and marketable securities of $138.5 million, including $12.1 million dedicated to fund Australian mine obligations.
         Annual payments on the Company's $75.0 million, medium-term, unsecured senior notes will commence on May 1, 1995. Payments of principal in 1995 and 1996 are $5.0 million and $12.1 million, respectively.

         Effective March 1, 1995, the Company terminated its $75 million three-year revolving credit agreement, due to expire on April 30, 1995, and entered into a five-year, $100 million agreement. No borrowings are outstanding under the agreement.

         Since December 31, 1994, cash and marketable securities have decreased $2.9 million due to dividends, $3.9 million, and capital expenditures, $3.7 million, partially offset by cash flow from operating activities, $4.7 million. These changes since year-end 1994 reflect the normal seasonal pattern.

         As announced in January, 1995, the Company commenced the periodic repurchase of up to 600,000 shares of its common stock. As of March 31, 1995, 73,500 shares have been repurchased.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act"), the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to retirees, dependents and "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries". The Company is making premium payments under protest and is contesting the assignments that it believes were incorrect. At March 31, 1995, the Company continues to pay premiums on 338 assigned retirees and dependents and 116 "orphans". Additionally, in December, 1993, a complaint was filed in U. S. District Court by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on an additional 79 beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premium payments are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustees, pending outcome of the litigation. At March 31, 1995, the coal retiree reserve maintained by the Company is $11.0 million, of which $.9 million is current. In the first quarter of 1995, the Company increased its coal retiree reserve by $.2 million (reflecting accretion of discount), and made payments of $.2 million. The reserve is reflected at present value, utilizing an assumed discount rate of 8.5%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

CAPITALIZATION
- --------------

         Long-term obligations effectively serviced by the Company at March 31, 1995, including the current portion, totalled $85.1 million. The Company guarantees Empire mine debt obligations of LTV and Wheeling-Pittsburgh Steel Corporation ("Wheeling") which totalled $13.7 million at March 31, 1995. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                  (Millions)
                                        -----------------------------------------------------------------
                                               March 31, 1995                      December 31, 1994
                                        ----------------------------         ----------------------------
                                                             Total                                Total
                                                           Long-Term                            Long-Term
                                        Obligations       Obligations        Obligations       Obligations
                                        Effectively           and            Effectively           and
                                         Serviced         Guarantees          Serviced         Guarantees
                                        -----------       -----------        -----------       -----------

CONSOLIDATED                              $ 75.0           $  75.0             $  75.0           $  75.0
SHARE OF UNCONSOLIDATED
 AFFILIATES                                 10.1              23.8*                9.2              22.9*
                                          ------           -------             -------           -------
      TOTAL                               $ 85.1           $  98.8             $  84.2           $  97.9
                                          ======           =======             =======           =======

RATIO TO SHAREHOLDERS'
 EQUITY                                     .3:1              .3:1                .3:1              .3:1


         * Includes $13.7 million of Empire Mine debt obligations which are serviced by LTV and Wheeling.

         At March 31, 1995, the Company was in compliance with all financial covenants and restrictions related to its $75.0 million, medium- term, unsecured senior note agreement.

         The fair value of the Company's long term debt (which had a carrying value of $75.0 million) at March 31, 1995, was estimated at $77.0 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         In addition, on March 1, 1995, the Company terminated its existing $75 million three-year revolving credit agreement, originally due to expire on April 30, 1995, and entered into a five-year, $100 million agreement.

         Following is a summary of common shares outstanding:

                                         1995                    1994                      1993
                                      ----------              ----------                ----------
              March 31                12,031,392              12,079,885                11,992,804
              June 30                                         12,080,560                12,008,065
              September 30                                    12,091,310                12,038,092
              December 31                                     12,099,860                12,064,117

OUTLOOK FOR 1995
- ----------------

         There has been little change from the 1995 outlook described in the Company's recent Annual Report. While there have been some signs of a slowdown in the automotive industry and there are surplus inventories in some steel products, North American steel producers continue to operate at high levels and the forecasts of industry shipments remain level with the 110 million tons shipped in 1994. Declining U.S. and Canadian currency exchange rates and strengthening offshore economies are increasing the price of offshore imports while improving export opportunities.

         The North American iron ore industry continues to schedule the production of 85 million tons of pellets in 1995, equal to full capacity. Company-managed mines are expected to produce 39.6 million tons, or 47 percent of the industry total. The Company's related sales projection remains at 10.0 million tons versus the 8.2 million tons sold in 1994. Therefore, higher operating earnings in 1995 are expected.

OTHER DEVELOPMENTS
- ------------------

         The $6 million expansion of Northshore Mining Company, which will raise the mine's annual production capacity by 25 percent, is progressing on schedule and budget.

         Development of a commercial reduced iron project is a significant pursuit of the Company. Various activities continue toward this objective as described in the Annual Report.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

         (a)     List of Exhibits - Refer to Exhibit Index on page 12.

         (b) There were no reports on Form 8-K filed during the three months ended March 31, 1995.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            CLEVELAND-CLIFFS INC



Date       May 2, 1995                                      By /s/ J. S. Brinzo
     -----------------------                                  -----------------------------------
                                                                  J. S. Brinzo
                                                                  Senior Executive-Finance and
                                                                  Principal Financial Officer


                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                              Exhibit
- -------   -----------------------------------------------------              ------

 10(a)           Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred       Filed
                 Compensation Plan, Amended and Restated as of               Herewith
                 January 1, 1995

 10(b)           Cleveland-Cliffs Inc Supplemental Retirement Benefit        Filed
                 Plan, Amended and Restated Effective January 1, 1995        Herewith

 11              Statement re computation of earnings per share              Filed
                                                                             Herewith

 27              Consolidated Financial Data Schedule submitted for            --
                 Securities and Exchange Commission information