Form 10-Q
period 1995-06-30
CLEVELAND CLIFFS INC
filed 1995-08-10
CIK 764065

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.20549


                                  FORM 10-Q


X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30,1995
                                      OR
_          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______ .
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

                                 YES _X_  NO ___


As of July 31, 1995, there were 11,893,967 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                        PART I - FINANCIAL INFORMATION

                             CLEVELAND-CLIFFS INC

                       STATEMENT OF CONSOLIDATED INCOME




                                                         (In Millions, Except Per Share Amounts)
                                                  -----------------------------------------------------
                                                         Three Months               Six  Months
                                                        Ended June  30,            Ended June  30,
                                                  -------------------------   -------------------------
                                                      1995          1994          1995          1994
                                                  -----------   -----------   -----------   -----------
REVENUES:
  Product sales and services                           $103.3         $71.9        $154.6        $112.0
  Royalties and management fees                          12.9          11.5          21.8          19.5
                                                  -----------   -----------   -----------   -----------
    Total operating revenues                            116.2          83.4         176.4         131.5
  Investment income (securities)                          2.1           1.5           4.7           2.7
  Other income                                            0.6           0.1           1.4           0.3
                                                  -----------   -----------   -----------   -----------
                                 TOTAL REVENUES         118.9          85.0         182.5         134.5

COSTS AND EXPENSES:
  Cost of goods sold and operating expenses              89.8          63.8         139.6         103.3
  Administrative, selling and general expenses            3.7           4.3           6.8           8.5
  Interest expense                                        1.5           1.7           3.2           3.3
  Other expenses                                         12.2           1.2          14.1           2.4
                                                  -----------   -----------   -----------   -----------
                       TOTAL COSTS AND EXPENSES         107.2          71.0         163.7         117.5
                                                  -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                               11.7          14.0          18.8          17.0

INCOME TAXES (CREDITS) :
  Currently payable                                       3.1           3.9           5.0           4.7
  Deferred                                              (12.3)         (0.3)        (12.1)         (0.3)
                                                  -----------   -----------   -----------   -----------
                             TOTAL INCOME TAXES          (9.2)          3.6          (7.1)          4.4
                                                  -----------   -----------   -----------   -----------

NET INCOME                                              $20.9         $10.4         $25.9         $12.6
                                                  ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE                             $1.75         $0.86         $2.16         $1.04
                                                  ===========   ===========   ===========   ===========





See notes to financial statements

                             CLEVELAND-CLIFFS INC

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                          (In Millions)
                                                                 ------------------------------
                                                                    June 30,       December 31,
                                 ASSETS                               1995             1994
                                 ------                          -------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                            $122.0           $140.6
  Marketable securities                                                   0.6              0.8
                                                                 -------------     ------------
                                                                        122.6            141.4
  Accounts receivable - net                                              42.4             65.9
  Inventories:
    Finished products                                                    48.6             24.5
    Work in process                                                       0.9              0.6
    Supplies                                                             16.9             14.6
                                                                 -------------     ------------
                                                                         66.4             39.7
  Deferred income taxes                                                  14.7             14.7
  Other                                                                  11.4              7.4
                                                                 -------------     ------------
                                         TOTAL CURRENT ASSETS           257.5            269.1

PROPERTIES                                                              257.4            248.7
  Less allowances for depreciation and depletion                       (141.0)          (138.3)
                                                                 -------------     ------------
                                             TOTAL PROPERTIES           116.4            110.4

INVESTMENTS IN ASSOCIATED COMPANIES                                     148.5            151.7

OTHER ASSETS
  Long-term investments                                                  26.1             27.1
  Deferred income taxes                                                  14.9              8.7
  Other                                                                  47.3             43.1
                                                                 -------------     ------------
                                           TOTAL OTHER ASSETS            88.3             78.9
                                                                 -------------     ------------
                                                 TOTAL ASSETS          $610.7           $610.1
                                                                 =============     ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES
  Current portion of long-term obligations                              $12.1             $5.0
  Other                                                                  82.5             94.6
                                                                 -------------     ------------
                                    TOTAL CURRENT LIABILITIES            94.6             99.6

LONG-TERM OBLIGATIONS                                                    57.9             70.0

POST EMPLOYMENT BENEFITS                                                 68.3             68.0

RESERVE FOR CAPACITY RATIONALIZATION                                     23.2             25.7

OTHER LIABILITIES                                                        46.2             35.4

SHAREHOLDERS' EQUITY
  Preferred Stock
     Class A - No Par Value
      Authorized - 500,000 shares; Issued - None                           -                -
     Class B - No Par Value
      Authorized - 4,000,000 shares; Issued - None                         -                -
  Common Shares - Par Value $1 a share
     Authorized - 28,000,000 shares                                      16.8             16.8
     Issued - 16,827,941 shares
  Capital in excess of par value of shares                               64.9             63.1
  Retained income                                                       361.9            343.8
  Foreign currency translation adjustments                                0.2              0.9
  Net unrealized gain on marketable securities                            0.5              1.5
  Cost of 4,935,849 Common Shares in treasury
  (1994 - 4,728,081)                                                   (121.3)          (113.4)
  Unearned Compensation                                                  (2.5)            (1.3)
                                                                 -------------     ------------
                                   TOTAL SHAREHOLDERS' EQUITY           320.5            311.4
                                                                 -------------     ------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $610.7           $610.1
                                                                 =============     ============

See notes to financial statements

                             CLEVELAND-CLIFFS INC

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Increase (Decrease)
                                                                                           in Cash and Cash
                                                                                            Equivalents for
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                             (In Millions)
                                                                                      -------------------------
                                                                                          1995         1994
                                                                                      -----------   -----------
OPERATING ACTIVITIES
  Net income                                                                               $25.9         $12.6
  Depreciation and amortization:
    Consolidated                                                                             3.5           1.0
    Share of associated companies                                                            5.7           5.6
  Changes in capacity rationalization  reserve                                              (1.4)          1.2
  Tax credit                                                                               (12.2)
  Changes in environmental reserve                                                           9.1          (1.4)
  Other                                                                                     (1.2)          0.7
                                                                                      -----------   -----------
                   Total Before Changes in Operating Assets and Liabilities                 29.4          19.7
  Changes in operating assets and liabilities
    Short-term marketable securities                                                         0.2          41.2
    Other                                                                                  (14.8)        (17.7)
                                                                                      -----------   -----------
                                         NET CASH FROM OPERATING ACTIVITIES                 14.8          43.2

INVESTMENT ACTIVITIES
  Capital expenditures:
    Consolidated                                                                            (9.1)         (0.8)
    Share of associated companies                                                           (1.9)         (2.3)
  Purchase of long-term investments                                                         (0.2)         (2.0)
  Other                                                                                     (0.8)
                                                                                      -----------   -----------
                                   NET CASH (USED BY) INVESTMENT ACTIVITIES                (12.0)         (5.1)
FINANCING ACTIVITIES
  Repurchase of common stock                                                                (8.0)
  Principal payment of long-term debt                                                       (5.0)
  Dividends                                                                                 (7.8)         (7.2)
  Other                                                                                      0.1           0.3
                                                                                      -----------   -----------
                                    NET CASH (USED BY) FINANCING ACTIVITIES                (20.7)         (6.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (0.7)          0.5
                                                                                      -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (18.6)         31.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           140.6          67.9
                                                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $122.0         $99.6
                                                                                      ===========   ===========
Income taxes paid                                                                           $7.6         $10.9
Interest paid on debt obligations                                                           $3.3          $3.3

See notes to financial statements

                             CLEVELAND-CLIFFS INC

                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1995

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

 Stock Options:                           1987 Plan      1992 Plan
                                          ---------      ---------
   Options outstanding as of 12/31/94       68,682         13,500
   Granted                                     -0-          4,500
   Exercised                                (6,532)          (500)
   Cancelled                                   -0-            -0-
                                           -------        -------

   Options outstanding as of 6/30/95        62,150         17,500
   Options exercisable as of 6/30/95        62,150         13,000

 Restricted Awards:
   Awarded and restricted as of 12/31/94     3,996          9,268
   Awarded                                     -0-            -0-
   Vested                                     (775)          (275)
   Cancelled                                   -0-            -0-
                                           -------        -------
   Awarded and Restricted as of 6/30/95      3,221          8,993

 Performance Shares:
   Allocated as of 12/31/94                    -0-         41,317
   Allocated                                   -0-         47,450
   Forfeited                                   -0-            -0-
                                           -------        -------
 Performance Shares as of 6/30/95              -0-         88,767

 Reserved for future grants or awards
   as of 6/30/95                             4,501        465,456

NOTE C - INVESTMENTS IN ASSOCIATED COMPANIES

      In February, 1994, the Company reached general agreement with Algoma Steel Inc. ("Algoma") and Stelco Inc. to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are (1) the participants' tonnage entitlements and cost-sharing are based on a 6.0 million ton target normal production level instead of the previous 4.0 million ton base production level, (2) the Company's interest in the Tilden Magnetite Partnership has increased from 33.33% to 40.0% with an associated increase in the Company's obligation for its share of mine costs,
(3) the Company is receiving a higher royalty, (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or the Company, and (5) any partner may take additional production with payment of certain fees to the Partnership. The parties implemented the general agreement effective January 1, 1994 and have executed the definitive agreement which is in escrow pending receipt by Algoma of a required third party consent. The agreement has not had a material financial effect on the Company's consolidated financial statements.

NOTE D - ENVIRONMENTAL MATTERS

      The Company has a formal code of environmental conduct which promotes environmental protection and restoration. The Company's obligations for defined environmental problems at active mining operations and idle and closed mining and other sites have been recognized based on specific estimates for known conditions and required investigations. Any potential insurance recoveries have not been reflected in the determination of the financial reserve.

      During the first six months of 1995, the Company provided $10.7 million of additional environmental reserves and made net payments of $1.6 million. The additional environmental provision reflected the Company's comprehensive review of estimated restoration expense at all known sites, which occurred in the second quarter. Given the Company's experience with rising cost estimates as studies and work were completed at identified sites, it was determined that a higher reserve was prudent.

      At June 30, 1995, the Company has an environmental reserve of $21.1 million, of which $4.7 million is current. The reserve includes the Company's obligations related to:

     - Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Arrowhead Refinery site in Minnesota, the Summitville mine site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on the Company's share of engineering study estimates prepared by outside consultants engaged by the potential responsible parties.
         The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Cliffs-Dow since late
         1993. A Consent Decree has been reached among the federal and state governments and approximately 224 individuals and companies with respect to the Arrowhead site. Clean-up began in 1995 with significant funding provided by the federal and state governments. The

             Consent Decree has been entered by the U.S. District Court. The Company's share of Arrowhead costs is expected to total approximately $145,000 which includes $31,000 of funded remediation costs and $114,000 of incurred legal and other costs.

         - Wholly-owned active and idle operations, including the recently acquired Northshore mine and Silver Bay power plant in Minnesota and the idled Republic mine and processing facilities in Michigan. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase and reflects expected future Company expenditures, primarily for asbestos abatement and power plant fly ash disposal. The Republic Mine reserve primarily reflects the cost of underground fuel oil storage tank removal and related soil remediation.

         - Other sites, including current and former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

Environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

NOTE E - INVESTMENTS

      On October 4, 1994, the Financial Accounting Standards Board issued Statement 119 entitled, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires expanded footnote disclosure about certain financial instruments. Presently, the Company's exposure to risk associated with derivative instruments is limited to forward foreign exchange contracts. These forward exchange contracts are hedging transactions that have been entered into with the objective of managing the risk of currency fluctuations with respect to the on-going obligations of the Company's Australian and Canadian operations denominated in those currencies. Gains and losses are recognized in the same period as the hedged transactions. At June 30, 1995, the Company had $23.7 million of forward exchange contracts with a fair value, based on June 30, 1995 forward rates, of $22.9 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 1995 AND 1994
-----------------------------------------------------------------
      Net income for the second quarter was $20.9 million, or $1.75 per share, and first half earnings were $25.9 million, or $2.16 per share. Both periods were affected by two special second quarter items: a $12.2 million tax credit resulting from the settlement of prior years' tax issues, and a $6.7 million after-tax increase in the reserve for environmental expenditures.

      Excluding the special items, second quarter earnings were $15.4 million, or $1.29 per share, compared to $10.4 million, or $.86 a share, in the second quarter of 1994. Earnings for the first half of 1995, excluding the special items, were $20.4 million, or $1.70 a share. In the first six months of 1994, earnings were $12.6 million, or $1.04 a share. The increases in second quarter and first half earnings before the special items were mainly due to increased sales volume, higher royalties and management fees, and higher investment income.

      The special tax credit of $12.2 million, or $1.02 per share, reflects the settlement of certain tax issues which had previously been reserved. The $6.7 million, or $.56 per share, after-tax increase in the reserve for environmental expenditures, resulted from the Company's comprehensive review of estimated environmental restoration expense. These exposures predominantly involve inactive sites that are not associated with current mining operations.

                                 *     *     *

      The Company's managed mines in North America produced 9.8 million tons of iron ore in the second quarter of 1995 compared with 8.7 million tons in 1994. First half production was 18.8 million tons in 1995 versus 16.4 million tons in 1994. Full year production is expected to be approximately 40.0 million tons, a
4.8 million ton increase from 1994. The Company's share of scheduled production is approximately 10.0 million tons in 1995 compared with 6.8 million tons in 1994. Higher production in 1995 principally reflects the acquisition of Northshore Mining Company on September 30, 1994.

      The Company's North American pellet sales in the second quarter of 1995 were 2.6 million tons compared with 1.7 million tons in 1994. First half sales were 3.8 million tons in 1995 versus 2.4 million tons in 1994. The Company's pellet sales, including resale of purchased ore, for the year 1995 are projected to be approximately 10.0 million tons versus 8.2 million tons in 1994. Sales volume in excess of production volume in 1994 was satisfied from inventory and purchased ore. Higher sales in 1995 reflect the acquisition of Northshore and shipment timing. Pellet inventory at June 30, 1995 was 1.4 million tons versus 1.2 million tons one year ago.

LIQUIDITY
---------
      At June 30, 1995, the Company had cash and marketable securities of $122.6 million, including $11.7 million dedicated to fund Australian mine obligations.

      Since December 31, 1994, cash and marketable securities have decreased $18.8 million due to capital expenditures, $11.0 million, repurchase of common stock $8.0 million, dividends, $7.8 million, and debt payment, $5.0 million, partially offset by cash flow from operating activities, $14.6 million.

      A $5.0 million annual payment on the Company's $75.0 million, medium-term, unsecured senior notes was made on May 1, 1995. Scheduled payments of principal are $12.1 million in each of years 1996 and 1997.

      Effective March 1, 1995, the Company terminated its $75 million three-year revolving credit agreement, which was scheduled to expire on April 30, 1995, and entered into a five-year, $100 million agreement. No borrowings are outstanding under the agreement.

      As announced in January, 1995, the Company commenced the periodic repurchase of up to 600,000 shares of its common stock. Through July 31, the Company has repurchased 214,300 shares.

      McLouth Steel Products Company ("McLouth"), a significant customer, continues to be substantially undercapitalized. The Company has periodically extended financial support to McLouth in the form of deferred payment terms and other considerations. Estimated sales to McLouth for the year 1995 of 1.4 million tons represent 14 percent of the Company's sales volume and a higher percentage contribution to income before fixed cost absorption. As of August 7, 1995, the Company had consigned inventory valued at $1.6 million to McLouth in accordance with long-standing practice. The Company has no earnings exposure related to the consigned inventory. Outstanding receivable balances, secured by liens on certain McLouth fixed assets, total $5.1 million on August 7, 1995.

      Pursuant to the Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act"), the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to retirees, dependents and "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries". The Company is making premium payments under protest and is contesting the assignments that it believes were incorrect. At June 30, 1995, the Company continues to pay premiums on 338 assigned retirees and dependents and 116 "orphans". Additionally, in December, 1993, a complaint was filed in U. S. District Court by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on additional beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premium payments on 81 assigned beneficiaries are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustees, pending outcome of the litigation. At June 30, 1995, the coal retiree reserve maintained by the Company is $11.0 million, of which $.9 million is current. In the second quarter of 1995, the Company increased its coal retiree reserve by $.2 million (reflecting accretion of discount), and made payments of $.2 million. The reserve is reflected at present value, utilizing an assumed discount rate of 8.5%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

      The Company and the Internal Revenue Service ("IRS") have reached agreement settling issues raised during the examination of the Company's Federal income tax returns for the tax years 1986 through 1988. As a result of the settlement and its related impact on the tax years 1989 through 1993, the Company will make additional tax and interest payments of $12.4 million in the third quarter of 1995 and be entitled to tax and interest refunds of $5.3 million. Additional cash benefits of the tax settlement will be realized for tax years 1994 and thereafter. Accordingly, a tax credit of $12.2 million was recorded in the second quarter of 1995.

      The income tax settlement favorably resolves a number of difficult IRS audit issues primarily arising from the Company's restructuring program in the late 1980s when mining partnerships were reorganized to cope with steel company bankruptcies and non-core businesses were divested. During that period, the Company had reserved the potential tax liabilities.

CAPITALIZATION
--------------
      Long-term obligations effectively serviced by the Company at June 30, 1995, including the current portion, totalled $80.0 million. The Company guarantees Empire mine debt obligations of LTV Steel Company, Inc. and Wheeling-Pittsburgh Steel Corporation ("Wheeling") which totalled $13.7 million at June 30, 1995. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                    (Millions)
                                        ------------------------------------------------------------------
                                                June 30, 1995                      December 31, 1994
                                        -----------------------------        -----------------------------
                                                             Total                                Total
                                                           Long-Term                            Long-Term
                                        Obligations       Obligations        Obligations       Obligations
                                        Effectively           and            Effectively           and
                                         Serviced         Guarantees          Serviced         Guarantees
                                        -----------       -----------        -----------       -----------
Consolidated                              $ 70.0           $  70.0             $  75.0           $  75.0
Share of Unconsolidated
 Affiliates                                 10.0              23.7*                9.2              22.9*
                                          ------           -------             -------           -------
      Total                               $ 80.0           $  93.7             $  84.2           $  97.9
                                          ======           =======             =======           =======

Ratio to Shareholders'
 Equity                                     .2:1              .3:1                .3:1              .3:1

      * Includes $13.7 million of Empire Mine debt obligations which are serviced by LTV and Wheeling.

      At June 30, 1995, the Company was in compliance with all financial covenants and restrictions related to its medium-term, unsecured senior note agreement.

      The fair value of the Company's long term debt (which had a carrying value of $70.0 million) at June 30, 1995, was estimated at $74.2 million based on a discounted cash flow analysis and estimates of current borrowing rates.

      Due to the current level of interest rates, the Company is evaluating refinancing the outstanding $70.0 million unsecured senior notes. At present interest rates, a make-whole payment to current lenders would be recorded as an extraordinary after-tax charge of approximately $2.5 million in the period refinancing occurs.

      Following is a summary of common shares outstanding:

                                         1995                    1994                      1993
                                      ----------              ----------                ----------
              March 31                12,031,392              12,079,885                11,992,804
              June 30                 11,892,092              12,080,560                12,008,065
              September 30                                    12,091,310                12,038,092
              December 31                                     12,099,860                12,064,117

ACTUARIAL ASSUMPTIONS
---------------------
      As a result of decreases in long-term interest rates during 1995, the Company is re-evaluating the interest rates used to calculate its pension and other post-retirement benefit ("OPEB") obligations. Financial accounting standards require that the discount rates used to calculate the actuarial present value of such benefits reflect the market rate of interest on high quality fixed income securities. A discount rate of 8.5% was used to calculate the Company's pension and OPEB obligations as of December 31, 1994. A decrease in the discount rate assumption would not affect 1995 financial results; however, in 1996 and subsequent years, the Company would recognize a non-cash increase in pension and OPEB expense. The Company does not anticipate changing the long-term rate of return assumption on pension assets (currently 8.5%) in the near-term.

OUTLOOK
-------
      Despite a summer slump in steel shipments and price discounting for flat-rolled steel, steelmakers continue to operate their mills at high levels of capacity. Steel imports have not dropped from 1994 levels; however, the steel industry continues to expect a decline as the year progresses.

      Iron ore production at Cliffs-managed mines in North America is expected to total approximately 40 million tons for the full year 1995, unchanged from the beginning of the year. Likewise, the Company's related sales projection remains unchanged at 10.0 million tons.

OTHER DEVELOPMENTS
------------------
         - In June, the announced $6 million pellet expansion project at Northshore Mining Company was completed on schedule. On an annualized basis, the expansion adds about 900,000 tons of pellets, a 25 percent expansion of Northshore production.

         - The Company continues to evaluate technologies toward development of a reduced iron business. Resolution of technical feasibility and commercial issues on potential projects is expected to require the balance of the year.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------
      The Company's Annual Meeting of Shareholders was held on May 9, 1995. At the meeting the Company's shareholders acted upon the election of Directors and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 11 nominees named in the Company's Proxy Statement, dated March 23, 1995, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

           NOMINEES               FOR      WITHHELD
   ------------------------   ----------   --------
   Robert S. Colman           10,643,011    33,513
   James D. Ireland III       10,643,076    33,449
   G. Frank Joklik            10,642,936    33,589
   E. Bradley Jones           10,642,891    33,634
   Leslie L. Kanuk            10,642,635    33,890
   M. Thomas Moore            10,642,051    34,474
   Stephen B. Oresman         10,643,076    33,449
   Alan Schwartz              10,642,731    33,793
   Samuel K. Scovil           10,642,680    33,845
   Jeptha H. Wade             10,642,857    33,667
   Alton W. Whitehouse, Jr.   10,642,891    33,634

      Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to ratify the appointment of the firm of Ernst & Young LLP, independent public accountants to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 1995 were as follows: 10,655,292 Common Shares were cast for the adoption of the proposal; 6,755 Common Shares were cast against the adoption of the proposal; and 14,477 Common Shares abstained from voting on the proposal.

      There were no broker non-votes with respect to the election of directors or the ratification of the independent public accountants.

Item 5. Other Information
-------------------------
      On July 11, 1995, Mr. John C. Morley, recently retired President and Chief Executive Officer of Reliance Electric Company, was elected to the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
      (a)  List of Exhibits - Refer to Exhibit Index on page 14.
      (b) There were no reports on Form 8-K filed during the three months ended June 30, 1995.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CLEVELAND-CLIFFS INC



Date August 10, 1995                                By /s/ J. S. Brinzo
                                                    ____________________________
                                                    J. S. Brinzo
                                                    Senior Executive-Finance and
                                                    Principal Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number                              Exhibit
-------   -----------------------------------------------------     ---------
  4(q)     First Amendment to Note Agreement, dated June 7, 1995,   Filed
           among Cleveland-Cliffs Inc and all of the Purchasers     Herewith
           named therein

 11        Statement re computation of earnings per share           Filed
                                                                    Herewith

 27        Consolidated Financial Data Schedule submitted for       Filed
           Securities and Exchange Commission information only      Herewith