Form 10-Q
period 1995-09-30
CLEVELAND CLIFFS INC
filed 1995-11-02
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-                      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______ .
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

As of October 31, 1995, there were 11,898,467 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME


                                                        (In Millions, Except Per Share Amounts)
                                                     -----------------------------------------------
                                                          Three Months             Nine Months
                                                         Ended Sept. 30,          Ended Sept. 30,
                                                     -----------------------   ---------------------
                                                        1995         1994        1995         1994
                                                     ---------   ---------    ---------    ---------
REVENUES:
  Product sales and services                            $127.1       $93.6       $281.7       $205.6
  Royalties and management fees                           14.4        13.8         36.2         33.3
                                                     ---------   ---------    ---------    ---------
    Total operating revenues                             141.5       107.4        317.9        238.9
  Investment income (securities)                           2.2         3.1          6.9          5.8
  Other income                                             0.9         0.5          2.3          0.8
                                                     ---------   ---------    ---------    ---------
                                   TOTAL REVENUES        144.6       111.0        327.1        245.5

COSTS AND EXPENSES:
  Cost of goods sold and operating expenses              108.1        83.8        247.7        187.1
  Administrative, selling and general expenses             3.9         4.4         10.7         12.9
  Interest expense                                         1.6         1.6          4.8          4.9
  Other expenses                                           4.3         1.8         18.4          4.2
                                                     ---------   ---------    ---------    ---------
                         TOTAL COSTS AND EXPENSES        117.9        91.6        281.6        209.1
                                                     ---------   ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                26.7        19.4         45.5         36.4

Income taxes (credits)
    Currently payable                                      8.0         5.2         13.0          9.9
    Deferred                                               1.4        (0.6)       (10.7)        (0.9)
                                                     ---------   ---------    ---------    ---------
                              TOTAL INCOME TAXES           9.4         4.6          2.3          9.0
                                                     ---------   ---------    ---------    ---------
NET INCOME                                               $17.3       $14.8        $43.2        $27.4
                                                     =========   =========    =========    =========
NET INCOME PER COMMON SHARE                              $1.45       $1.23        $3.61        $2.27
                                                     =========   =========    =========    =========





See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                (In Millions)
                                                        ----------------------------
                                                        September 30,    December 31,
                          ASSETS                           1995             1994
                          ------                        ----------        ----------
CURRENT ASSETS
  Cash and cash equivalents                                 $132.5            $140.6
  Marketable securities                                        0.2               0.8
                                                        ----------        ----------
                                                             132.7             141.4
  Accounts receivable - net                                   56.7              65.9
  Inventories:
    Finished products                                         41.6              24.5
    Work in process                                            0.7               0.6
    Supplies                                                  16.4              14.6
                                                        ----------        ----------
                                                              58.7              39.7
  Deferred income taxes                                       14.7              14.7
  Other                                                       13.5               7.4
                                                        ----------        ----------
                           TOTAL CURRENT ASSETS              276.3             269.1

PROPERTIES                                                   261.2             248.7
  Less allowances for depreciation and depletion            (143.5)           (138.3)
                                                        ----------        ----------
                               TOTAL PROPERTIES              117.7             110.4

INVESTMENTS IN ASSOCIATED COMPANIES                          146.0             151.7

OTHER ASSETS
  Long-term investments                                       20.1              27.1
  Deferred income taxes                                       13.4               8.7
  Other                                                       48.5              41.6
                                                        ----------        ----------
                             TOTAL OTHER ASSETS               82.0              77.4
                                                        ----------        ----------
                                   TOTAL ASSETS             $622.0            $608.6
                                                        ==========        ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES
  Current portion of long-term obligations                   $12.1              $5.0
  Other                                                       84.6              94.6
                                                        ----------        ----------
                      TOTAL CURRENT LIABILITIES               96.7              99.6

LONG-TERM OBLIGATIONS                                         57.9              70.0

POST EMPLOYMENT BENEFITS                                      66.4              66.5

RESERVE FOR CAPACITY RATIONALIZATION                          24.1              25.7

OTHER LIABILITIES                                             42.7              35.4

SHAREHOLDERS' EQUITY
  Preferred Stock
     Class A - No Par Value
      Authorized - 500,000 shares; Issued - None                 -                  -
    Class B - No Par Value
      Authorized - 4,000,000 shares; Issued - None               -                  -
  Common Shares - Par Value $1 a share
      Authorized - 28,000,000 shares                          16.8              16.8
      Issued - 16,827,941 shares
  Capital in excess of par value of shares                    58.2              63.1
  Retained income                                            382.4             343.8
  Foreign currency translation adjustments                     0.3               0.9
  Net unrealized gain on marketable securities                 0.2               1.5
  Cost of 4,929,474 Common Shares in treasury
  (1994 - 4,728,081)                                        (121.2)           (113.4)
  Unearned compensation                                       (2.5)             (1.3)
                                                        ----------        ----------
                     TOTAL SHAREHOLDERS' EQUITY              334.2             311.4
                                                        ----------        ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $622.0            $608.6
                                                        ==========        ==========

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Increase (Decrease)
                                                                      in Cash and Cash
                                                                      Equivalents for
                                                                     Nine Months Ended
                                                                         Sept. 30,
                                                                       (In Millions)
                                                                  ---------------------
                                                                     1995         1994
                                                                  --------     --------
OPERATING ACTIVITIES
  Net income                                                         $43.2        $27.4
  Depreciation and amortization:
    Consolidated                                                       4.5          1.7
    Share of associated companies                                      8.4          8.2
  Provision for deferred income taxes                                  2.6         (0.9)
  Charges to capacity rationalization  reserve                        (0.2)         1.7
  Tax credit                                                         (12.2)
  Change in environmental reserve                                      9.0         (2.4)
  Other                                                                0.9         (1.5)
                                                                  --------     --------
     Total Before Changes in Operating Assets and Liabilities         56.2         34.2
  Changes in operating assets and liabilities
    Marketable securities decrease                                     0.6         93.1
    Other                                                            (24.4)         5.2
                                                                  --------     --------
                           NET CASH FROM OPERATING ACTIVITIES         32.4        132.5

INVESTMENT ACTIVITIES
  Northshore acquisition                                                          (97.0)
  Weirton Preferred Stock redemption                                               25.0
  Sale (purchase) of long-term investments                             5.3         (2.8)
  Capital expenditures                                               (15.9)        (5.6)
  Other                                                               (4.8)
                                                                  --------     --------
                     NET CASH (USED BY) INVESTMENT ACTIVITIES        (15.4)       (80.4)

FINANCING ACTIVITIES
  Dividends                                                          (11.7)       (10.8)
  Repurchase of common stock                                          (8.0)
  Principal payment of long-term debt                                 (5.0)
  Other                                                                0.2          0.6
                                                                  --------     --------
                      NET CASH (USED BY) FINANCING ACTIVITIES        (24.5)       (10.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (0.6)         0.7
                                                                  --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (8.1)        42.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     140.6         67.9
                                                                  --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $132.5       $110.5
                                                                  ========     ========

Income taxes paid                                                    $24.3        $13.0
Interest paid on debt obligations                                     $4.8         $4.9





See notes to financial statements

                              CLEVELAND-CLIFFS INC

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1994 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited financial statements present fairly the Company's financial position and results in accordance with generally accepted accounting principles.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock Options:                                     1987 Plan                1992 Plan
                                                   ---------                ---------
  Options outstanding as of 12/31/94                  68,682                    13,500
  Granted                                                -0-                     5,000
  Exercised                                          (11,407)                   (2,000)
  Cancelled                                              -0-                       -0-
                                                     -------                   -------

  Options outstanding as of 9/30/95                   57,275                   16,500
  Options exercisable as of 9/30/95                   57,275                   11,500

Restricted Awards:
  Awarded and restricted as of 12/31/94                3,996                     9,268
  Awarded                                                -0-                       -0-
  Vested                                                (909)                     (562)
  Cancelled                                              -0-                       -0-
                                                     -------                   -------
  Awarded and Restricted as of 9/30/95                 3,087                     8,706

Performance Shares:
  Allocated as of 12/31/94                               -0-                    41,317
  Allocated                                              -0-                    47,450
  Forfeited                                              -0-                       -0-
                                                     -------                   -------
Performance Shares as of 9/30/95                         -0-                    88,767

Reserved for future grants or awards
  as of 9/30/95                                        4,501                  464,956

NOTE C - INVESTMENTS IN ASSOCIATED COMPANIES

         In February, 1994, the Company reached general agreement with Algoma Steel Inc. ("Algoma") and Stelco Inc. to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are (1) the participants' tonnage entitlements and cost-sharing are based on a 6.0 million ton target normal production level instead of the previous 4.0 million ton base production level, (2) the Company's interest in the Tilden Magnetite Partnership has increased from 33.33% to 40.0% with an associated increase in the Company's obligation for its share of mine costs,
(3) the Company is receiving a higher royalty, (4) the Company has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or the Company, and (5) any partner may take additional production with payment of certain fees to the Partnership. The parties implemented the general agreement effective January 1, 1994. The definitive agreement became final on October 17, 1995 after Algoma received a required third party consent. As part of the restructuring, Tilden has been organized into a single limited-liability company. The agreement has not had a material financial effect on the Company's consolidated financial statements.

NOTE D - MCLOUTH BANKRUPTCY

         On September 29, 1995, McLouth Steel Products Company ("McLouth"), a significant customer, petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has periodically extended financial support to McLouth in the form of deferred payment terms and other considerations. At the time of the bankruptcy filing, the Company had an unreserved receivable from McLouth of $5.0 million, secured by liens on certain McLouth fixed assets. A $2.7 million reserve against the receivable was recorded in September, resulting in a $1.8 million after-tax charge. Sales to McLouth were .9 million tons in the first nine months of 1995 which represented 13 percent of the Company's sales volume and a higher percentage contribution to income before fixed cost absorption.

         Since the petition, McLouth has maintained operations and has obtained access to debtor-in-possession financing and the Company has continued pellet shipments. Included in the Company's September 30, 1995 inventory was .1 million tons consigned to McLouth in accordance with long-standing practice. The Company has no earnings exposure to the consigned inventory.

NOTE E - ENVIRONMENTAL MATTERS

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

         During the first nine months of 1995, the Company provided $10.7 million of additional environmental reserves and made net payments of $1.7 million. The additional environmental provision reflected the Company's comprehensive review of estimated restoration expense at all known sites.
Given the Company's experience with rising cost estimates as studies and work were completed at identified sites, it was determined that a higher reserve was prudent.

         At September 30, 1995, the Company has an environmental reserve of $21.0 million, of which $4.5 million is current. The reserve includes the Company's obligations related to:

         * Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Arrowhead Refinery site in Minnesota, the Summitville mine site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on the Company's share of engineering study estimates prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Cliffs-Dow since late 1993. A Consent Decree has been reached among the federal and state governments and approximately 224 individuals and companies with respect to the Arrowhead site. Clean-up began in 1995 with significant funding provided by the federal and state governments. The Consent Decree has been entered by the U.S. District Court. The Company's share of Arrowhead costs is expected to total approximately $145,000 which includes $31,000 of funded remediation costs and $114,000 of incurred legal and other costs.

         * Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota, acquired on September 30, 1994, and the idled Republic mine and processing facilities in Michigan. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase and reflects expected future Company expenditures, primarily for asbestos abatement and power plant fly ash disposal. The Republic Mine reserve primarily reflects the cost of underground fuel oil storage tank removal and related soil remediation.

         * Other sites, including current and former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

Environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

NOTE F - INVESTMENTS

         On October 4, 1994, the Financial Accounting Standards Board issued Statement 119 entitled, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires expanded footnote disclosure about certain financial instruments. Presently, the Company's exposure to risk associated with derivative instruments is limited to forward foreign exchange contracts. These forward exchange contracts are hedging transactions that have been entered into with the objective of managing the risk of currency fluctuations with respect to the on-going obligations of the Company's Australian and Canadian operations denominated in those currencies. Gains and losses are recognized in the same period as the hedged transactions. At September 30, 1995, the Company had $14.0 million of forward exchange contracts with a fair value, based on September 30, 1995 forward rates, of $14.3 million.

         In September, 1995, a $7.6 million Australian Government security matured and was converted to cash and cash equivalents. The redemption of this investment, which was previously classified as a held-to-maturity security, did not result in the recognition of a gain or loss.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS - 1995 AND 1994
-----------------------------------------------------------------

         Net income for the third quarter was $17.3 million, or $1.45 a share. Earnings in the third quarter of 1994 were $14.8 million, or $1.23 a share.

         The $2.5 million increase in third quarter earnings was principally due to increased North American sales volume, higher Australian earnings, and lower costs, partially offset by a higher effective income tax rate, and a $1.8 million after-tax reserve against accounts receivable.

         Net income for the first nine months of 1995 was $43.2 million, or $3.61 a share, including two large special items recorded in the second quarter: a $12.2 million tax credit resulting from the settlement of prior years' tax issues, and a $6.7 million after-tax increase in the reserve for environmental expenditures.

         Excluding the special items, earnings for the first nine months of 1995 were $37.7 million, or $3.15 a share. In the first nine months of 1994, earnings were $27.4 million, or $2.27 a share. The $10.3 million increase in nine month earnings (excluding the special items) was mainly due to increased North American sales volume, higher royalties and management fees, lower costs, and higher Australian earnings, partially offset by the higher effective income tax rate, and the reserve for accounts receivable.

         Earnings in the third quarter and first nine months of 1995 were favorably impacted by the acquisition of Northshore Mining Company ("Northshore") on September 30, 1994.

                                  *    *    *

         The Company's managed mines in North America produced 10.6 million tons of iron ore in the third quarter of 1995 compared with 9.3 million tons in 1994. Nine month production was 29.4 million tons in 1995 versus 25.7 million tons in 1994. Full year production is expected to be approximately 40.0 million tons, a 4.8 million ton increase from 1994. The Company's share of scheduled production is approximately 10.0 million tons in 1995 compared with 6.8 million tons in 1994. Higher production in 1995 principally reflects the acquisition of Northshore.

         The Company's North American pellet sales in the third quarter of 1995 were 3.2 million tons compared with 2.2 million tons in 1994. Nine month sales were 7.0 million tons in 1995 versus 4.6 million tons in 1994. Higher sales in 1995 reflect the acquisition of Northshore and shipment timing. The Company's pellet sales for the year 1995 are estimated to be approximately 10.5 million tons versus 8.2 million tons in 1994. Sales volume in both years includes resale of purchased ore. Pellet inventory at September 30, 1995 was 1.3 million tons versus 1.0 million tons one year ago.

LIQUIDITY
---------

         At September 30, 1995, the Company had cash and marketable securities of $132.7 million, including $13.3 million dedicated to fund Australian mine obligations.

         Since December 31, 1994, cash and marketable securities have decreased $8.7 million due to capital expenditures, $15.9 million, dividends, $11.7 million, repurchase of common stock $8.0 million, and debt payment, $5.0 million, partially offset by cash flow from operating activities, $31.8 million.

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

         As announced in January, 1995, the Company commenced the periodic repurchase of up to 600,000 shares of its common stock. Through October 23, 1995, the Company has repurchased 214,300 shares.

         On September 29, 1995, McLouth Steel Products Company ("McLouth"), a significant customer, petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had an unreserved receivable from McLouth of $5.0 million, secured by liens on certain McLouth fixed assets. A $2.7 million reserve against the receivable was recorded in September, resulting in a $1.8 million after-tax charge.

         Since the petition, McLouth has maintained operations and obtained debtor-in-possession financing and the Company has continued pellet shipments. The Company's total expected shipments for 1995 have not been affected by developments at McLouth.

         The Company continues to project that its Savage River Mines in Tasmania, Australia will terminate operations as scheduled in the first quarter of 1997, the exhaustion date of the economically recoverable iron ore from surface mining. Mine closure costs have previously been provided in the Capacity Rationalization Reserve.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act"), the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to retirees, dependents and "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries". The Company is making premium payments under protest and is contesting the assignments that it believes were incorrect. At September 30, 1995, the Company continues to pay premiums on 338 assigned retirees and dependents and 116 "orphans". Additionally, in December, 1993, a complaint was filed in U. S. District Court by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on additional beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premium payments on 81 assigned beneficiaries are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustees, pending outcome of the litigation. At September 30, 1995, the coal retiree reserve maintained by the Company is $11.0 million, of which $.9 million is current. In the third quarter of 1995, the Company increased its coal retiree reserve by $.2 million (reflecting accretion of discount), and made payments of $.2 million. The reserve is reflected at present value, utilizing an assumed discount rate of 8.5%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

         In the second quarter, the Company and the Internal Revenue Service ("IRS") reached agreement settling issues raised during the examination of the Company's Federal income tax returns for the tax years 1986 through 1988. As a result of the settlement and its related impact on the tax years 1989 through 1993, the Company made additional tax and interest payments of $11.8 million in the third quarter of 1995 and is entitled to tax and interest refunds of $5.3 million. Additional cash benefits of the tax settlement will be realized for tax years 1994 and thereafter. Accordingly, a tax credit of $12.2 million was recorded in the second quarter of 1995.

         The income tax settlement favorably resolved a number of difficult IRS audit issues primarily arising from the Company's restructuring program in the late 1980s when mining partnerships were reorganized to cope with steel company bankruptcies and non-core businesses were divested. During that period, the Company had reserved the potential tax liabilities.

CAPITALIZATION
--------------

         Long-term obligations effectively serviced by the Company at September 30, 1995, including the current portion, totalled $80.0 million. The Company guarantees Empire mine debt obligations of LTV Steel Company, Inc. ("LTV") and Wheeling-Pittsburgh Steel Corporation ("Wheeling") which totalled $13.7 million at September 30, 1995. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                   (Millions)
                                        -----------------------------------------------------------------
                                            September 30, 1995                     December 31, 1994
                                        ----------------------------         ---------------------------
                                                             Total                                Total
                                                           Long-Term                            Long-Term
                                        Obligations       Obligations        Obligations       Obligations
                                        Effectively           and            Effectively           and
                                         Serviced         Guarantees          Serviced         Guarantees
                                        -----------       -----------        -----------       -----------
Consolidated                              $ 70.0           $  70.0             $  75.0           $  75.0
Share of Unconsolidated
 Affiliates                                 10.0              23.7*                9.2              22.9*
                                          ------           -------             -------           -------
      Total                               $ 80.0           $  93.7             $  84.2           $  97.9
                                          ======           =======             =======           =======

Ratio to Shareholders'
 Equity                                     .2:1              .3:1                .3:1              .3:1

         * Includes $13.7 million of Empire Mine debt obligations which are serviced by LTV and Wheeling.

         At September 30, 1995, the Company was in compliance with all financial covenants and restrictions related to its medium-term, unsecured senior note agreement.

         The fair value of the Company's long term debt (which had a carrying value of $70.0 million) at September 30, 1995, was estimated at $74.3 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Due to the current level of interest rates, the Company is evaluating refinancing the outstanding $70.0 million unsecured senior notes. At present interest rates, a make-whole payment to current lenders would be recorded as an extraordinary after-tax charge of approximately $2.5 million in the period refinancing occurs.

         Following is a summary of common shares outstanding:

                                         1995                    1994                      1993
                                      ----------              ----------                ----------
              March 31                12,031,392              12,079,885                11,992,804
              June 30                 11,892,092              12,080,560                12,008,065
              September 30            11,898,467              12,091,310                12,038,092
              December 31                                     12,099,860                12,064,117

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

         Additionally, as a result of recent experience, the Company is reviewing the medical cost trend rate assumption used in the calculation of its OPEB obligation. The current assumption reflects a medical cost trend increase of 7% in 1996 decreasing to 5% in 1997 and thereafter. A decision to utilize an assumption which projects a slower rate of decline in the medical trend would not affect 1995 financial results; however in 1996 and subsequent years, the Company would recognize a non-cash increase in OPEB expense.

OUTLOOK
-------

         North American steel producers continue to operate at high levels and analysts' forecasts of 1995 shipments approximate the 110 million tons shipped in 1994. The North American iron ore industry is scheduled to produce 85 million tons of pellets in 1995 which is 6 million tons or 8 percent more than 1994, and the highest output since 1981. The higher production has resulted from integrated producers maximizing blast furnace hot metal production, and from increased exports to Europe by eastern Canadian mines.

         The six North American mines managed by the Company are operating at nearly full capacity and will produce approximately 40 million tons of iron ore. The Company's North American sales are expected to approximate 10.5 million tons, including 8.1 million tons under multi-year contracts. Australian production and sales are projected to be about 1.5 million tons.

         Industry analysts are generally predicting that domestic steel shipments in 1996 will remain level or increase slightly from 1995 due to lower net imports of steel. Under this scenario, North American iron ore mines would operate at or near capacity levels again in 1996.

BUSINESS RISK
-------------

         The North American steel industry has experienced high operating rates and improved financial results over the past three years. The Company's steel company partners and customers (with the exception of McLouth) have generally improved their financial condition as a result of higher earnings and increased equity capital.

         The improvement in most steel companies' financial positions has reduced the major near-term business risk faced by the Company, i.e., the potential financial failure and shutdown of one or more of its significant customers or partners, with the resulting loss of ore sales or royalty and management fee income. However, if any such shutdown were to occur without mitigation through replacement sales or cost reduction, it would represent a significant adverse financial development to the Company. The iron mining business has high operating leverage because "fixed" costs are a large portion of the cost structure. Therefore, loss of sales or other income due to failure of a customer or partner would have an adverse income effect proportionately greater than the revenue effect.

OTHER DEVELOPMENTS
------------------

         * In June, the announced $6 million pellet expansion project at Northshore Mining Company was completed on schedule. On an annualized basis, the expansion added about 900,000 tons of pellets, a 25 percent expansion of Northshore production.

         * The Company continues to pursue development of a business segment to produce and supply reduced iron to steelmakers and has an agreement with a leading technology supplier to evaluate its process for the production of a premium grade briquetted iron product. The first two phases of a three-stage technical testing program have produced satisfactory results and the third stage is expected to be scheduled in the near future. The Company is in discussions with potential partners, customers, and ore suppliers for the project. If these discussions and our technical and economic analyses prove favorable, an initial plant to produce 500,000 tons per year would likely be sited in Trinidad.

             The Company is also investigating other reduced iron technologies and discussing possible projects with various interested companies.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
         (a)     List of Exhibits - Refer to Exhibit Index on page 15.
         (b) There were no reports on Form 8-K filed during the three months ended September 30, 1995.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLEVELAND-CLIFFS INC



Date    November 2, 1995
    -------------------------           By /s/ J. B. Brinzo
                                           --------------------------
                                           J. B. Brinzo,
                                           Executive Vice President-Finance and
                                           Principal Financial Officer

                                EXHIBIT INDEX
                                -------------




Exhibit
Number                           Exhibit
-------                          -------                                        -----------
 11               Statement re computation of earnings per share                Filed
                                                                                Herewith

 27               Consolidated Financial Data Schedule submitted for            Filed
                  Securities and Exchange Commission information only           Herewith

