Form 10-K405
period 1995-12-31
CLEVELAND CLIFFS INC
filed 1996-03-26
CIK 764065

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal year ended December 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

                         COMMISSION FILE NUMBER: 1-8944

                              CLEVELAND-CLIFFS INC
             (Exact name of registrant as specified in its charter)

              OHIO                                              34-1464672
(STATE OR OTHER JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

   As of March 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $43.50 per share as reported on the New York Stock Exchange - Composite Index was $497,695,375 (excluded from this figure is the voting stock beneficially owned by the registrant's officers and directors).

   The number of shares outstanding of the registrant's $1.00 par value common stock was 11,832,767 as of March 18, 1996.

                  -----------------------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's 1995 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts I, II and IV.
2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 1996 are incorporated by reference into Part III.

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

                                    BUSINESS

         The Company owns, directly or indirectly, four major operating subsidiaries, The Cleveland-Cliffs Iron Company ("CCIC"), Cliffs Mining Company ("CMC") (formerly known as Pickands Mather & Co.), Northshore Mining Company ("Northshore"), and Pickands Mather & Co. International ("PMI"). CCIC and CMC hold interests in various independent iron ore mining ventures ("mining ventures") and act as managing agent. The operations of Northshore and PMI are entirely owned by the Company. CCIC, CMC, Northshore, and PMI's business during 1995 was the production and sale of iron ore, principally iron ore pellets. Collectively, CCIC, CMC, Northshore, and PMI control, develop, and lease reserves to mine owners; manage and own interests in mines; sell iron ore; and provide ancillary services to the mines. The operations of each mine are independent of the other mines. Iron ore production activities are conducted in the United States, Canada and Australia. Iron ore is marketed by the subsidiaries in the United States, Canada, Europe, Asia and Australia.

         For information on the iron ore business, including royalties and management fees for the years 1993-1995, see Note C in the Notes to the Company's Consolidated Financial Statements in the Company's Annual Report to Security Holders for the year ended December 31, 1995, which Note C is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof. For information subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 1995, see discussion of events occurring on March 15, 1996 with respect to McLouth Steel Products Company in paragraph three on page four and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         For information concerning operations of the Company, see material under the heading "Summary of Financial and Other Statistical Data" in the Company's Annual Report to Security Holders for the year ended December 31, 1995, which Summary of Financial and Other Statistical Data is contained in
Exhibit 13(j) and incorporated herein by reference and made a part hereof.

         NORTH AMERICA. CCIC owns or holds long-term leasehold interests in active North American properties containing approximately 1.6 billion tons of crude iron ore reserves. CCIC, CMC and Northshore manage six active mines in North America with a total rated annual capacity of 41.1 million tons and own equity interests in five of these mines (see Table on page 5).

         CCIC, CMC and Northshore's United States properties are located on the Marquette Range of the Upper Peninsula of Michigan, which has two active open-pit mines and pellet plants, and the Mesabi Range in Minnesota, which has three active open-pit mines and pellet plants. CMC acts only in the capacity of manager at one of the Mesabi Range facilities. Two railroads, one of which is 99.5% owned by a subsidiary of the Company, link the Marquette Range with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, pellets are transported by rail to shiploading ports at Superior, Wisconsin and Taconite Harbor, Minnesota. At Northshore, crude ore is shipped by rail from the mine to the processing facilities at Silver Bay, Minnesota, which is also the upper lakes port of shipment. In addition, in

Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At Wabush Mines, concentrates are shipped by rail from the Scully Mine at Wabush to Pointe Noire, Quebec, where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

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

         With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 7.7% to 40.0% (see Table on page 5). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC's share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price escalation provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1995, the North American mines operated at or near capacity levels.

         In February, 1994, CCIC reached agreement with Algoma Steel, Inc. ("Algoma") and Stelco Inc. ("Stelco") to restructure and simplify the Tilden Mine operating agreement effective January 1, 1994. The principal terms of the new agreement are: (1) the participants' tonnage entitlements and cost-sharing are based on a 6 million ton target normal production level instead of the previous 4 million ton base production level; (2) CCIC's interest in Tilden has increased from 33.3% to 40.0% with an associated increase in CCIC's obligation for its share of mine costs; (3) CCIC is receiving a higher royalty; (4) CCIC has the right to supply any additional iron ore pellet requirements of Algoma from Tilden or from CCIC; and (5) any partner may take additional production with payment of certain fees to Tilden. The parties implemented the general agreement effective January 1, 1994 and finalized the detailed provisions of the definitive agreement on September 30, 1995, which included the combining of all of the assets and liabilities of Tilden Magnetite Partnership and the Tilden Mining Company Joint Venture (entities in which CCIC, Algoma and Stelco had ownership interests in the Tilden Mine) into the Tilden Mining Company L.C., a Michigan limited liability company. The agreement has not had a material effect on the Company's Consolidated Financial Statements.

         On September 30, 1994, Cliffs Minnesota Minerals Company, a subsidiary of the Company, completed a stock acquisition of Cyprus Amax Minerals Company's ("Cyprus Amax") iron ore operation ("Northshore") and power plant (Silver Bay Power Company ("Silver Bay Power")) in Minnesota for $66 million, plus net working capital of $28 million. The principal assets acquired were 4 million annual tons of active capacity for production of standard pellets (equivalent to 3.5 million tons of flux pellet capacity), supported by 6 million tons of active concentrate capacity, a 115 megawatt power generation plant, and an estimated 1.2 billion tons of magnetite crude iron ore reserves, leased mainly from the Mesabi Trust. Additional payments to Cyprus Amax are required as a result of certain favorable expansion conditions which payments would not be material in any year. In June, 1995, a $6 million pellet expansion project at Northshore, which involved the re-commissioning of an idled pelletizing unit, was completed. On an annualized basis, the expansion added approximately 900,000 tons of pellets, a 23% expansion of Northshore capacity. Production in 1995 was 3.8 million tons of standard and flux pellets.

         In 1992, the Company purchased $1.0 million worth of steel from LCG Funding Corporation, an entity owned by the principal owner of Sharon Steel Corporation ("Sharon"), which had filed for protection under Chapter 11 of the U.S. Bankruptcy laws, and affiliated with Castle Harlan, Inc. In connection with the transaction, LCG Funding Corporation agreed to indemnify the Company for any loss incurred upon resale of the steel. Following ultimate resale of the steel, LCG Funding Corporation and Castle Harlan, Inc. refused to honor that commitment, and in 1995, the Company filed suit against Castle Harlan, Inc. and LCG Funding Corporation in Federal District Court. During 1995, the Company, Castle Harlan, Inc. and LCG Funding Corporation settled the legal proceedings out of court with full payment of the loss expected to be made to the Company in 1996.

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

         On September 29, 1995, McLouth Steel Products Company ("McLouth"), a significant customer, petitioned for protection under Chapter 11 of the U.S. Bankruptcy laws. At the time of the filing, the Company had an unreserved receivable from McLouth of $5.0 million, secured by liens on certain McLouth fixed assets. A $2.7 million reserve against the receivable was recorded in September, 1995, resulting in a $1.8 million after-tax charge. The Company's total shipments in 1995 were not affected by McLouth's bankruptcy filing. Pellet sales to McLouth were 1.3 million tons in 1995 which represented 12.5% of the Company's sales volume and accounted for 11% of the Company's total revenues. The Company included in its December 31, 1995 inventory .1 million tons of pellets consigned to McLouth in accordance with long-standing practice. The Company provided certain additional credit to McLouth since the bankruptcy filing, and unreserved amounts are secured by liens on McLouth's assets. Until March 15, 1996, McLouth had maintained operations and the Company continued pellet shipments. On March 15, 1996, McLouth announced that it has begun a shutdown of its operations due to inadequate funds and that discussions with potential buyers for McLouth assets are in progress which could lead to a resumption of operations. McLouth plans to maintain its facilities in a "hot-idle" status. The Company had supplied approximately 120,000 tons of pellets per month to McLouth in 1996 prior to shutdown. The Company expects to maintain its total sales volume in the current strong iron ore market; however, a near-term adverse earnings impact could occur and replacement tonnage is not assured. The Company periodically has significant changes in customer mix and strives to maintain its substantial base of multi-year contracts. Loss of any significant sales contract has a materially adverse effect on earnings if the tonnage is not replaced and related production costs are not reduced.

         Following is a table of production, current defined capacity, and implied exhaustion dates for the iron ore mines managed or owned by CCIC, CMC, Northshore and PMI. The exhaustion dates are based on estimated mineral reserves and full production rates, which could be affected by future industry conditions and ongoing mine planning. Maintenance of effective production capacity or implied exhaustion dates could require increases in capital and development expenditures. Alternatively, changes in economic conditions or the expected quality of ore reserves could decrease capacity or accelerate exhaustion dates. Technological progress could alleviate such factors or increase capacity or mine life.

                                            Company's              Current
                                             Current        Pellet Production        Current     Operating     Implied
                                            Operating     ----------------------      Annual    Continuously Exhaustion
Name and Location         Type of Ore       Interest       1993     1994     1995    Capacity      Since      Date (1)
-----------------        --------------     --------      ------   ------   -----    --------  ------------ ----------
                                                          (Tons in Thousands)(2)
 Mining Ventures
 ---------------
  Michigan
  --------
   Marquette Range
   *Empire Iron Mining
     Partnership (3)     Magnetite           22.56%        7,209    7,306    7,910   8,000         1963           2023
   *Tilden Mining        Hematite and
     Company L.C.(3)     Magnetite           40.00%(4)(5)  5,369    6,246    6,186   6,000(4)(5)   1974           2043
  Minnesota
  ---------
   Mesabi Range
   *Hibbing Taconite
     Joint Venture (6)   Magnetite           15.00%        7,544    8,355    8,615   8,270         1976           2029
   *LTV Steel Mining
     Company (6)         Magnetite            0.00%        7,668    7,809    7,757   8,000         1957           2059
  Canada
  ------
   *Wabush Mines
    (Newfoundland and    Specular
    Quebec) (6)(7)       Hematite             7.69%        4,492    4,654    5,295   6,000(7)      1965           2048
 Wholly-Owned Entities
 ---------------------
  Minnesota
  ---------
   Mesabi Range
   *Northshore Mining
     Company (8)         Magnetite          100.00%        (8)        865(8) 3,791   4,800(9)      1989           2072
  Australia
  ---------
   *Savage River Mines
    (Tasmania)           Magnetite          100.00%        1,488    1,483    1,557   1,500         1967           1997
                                                          ------    -----    -----  ------

  TOTAL                                                   33,770   36,718   41,111  42,570
                                                          ======   ======   ======  ======

(1)   Based on full production at current annual capacity without regard to economic feasibility.
(2)   Tons are long tons of 2,240 pounds.
(3)   CCIC receives royalties and management fees.
(4)   In 1993, CCIC's ownership interest in the Tilden Mining Company and Tilden Magnetite Partnership was 60.0% and 33.3%,
      respectively.  Design capacity for exclusive production of hematite ore was 8 million tons annually. The Tilden Mining
      Company and the Tilden Magnetite Partnership established certain leasing and shared usage arrangements relating to production and other facilities at the Tilden Mine.
(5)   As a result of the restructuring of the Tilden Mining Company and the Tilden Magnetite Partnership into the Tilden Mining
      Company L.C., effective as of January 1, 1994 and as discussed on page 3, CCIC's entitlement ownership in the Tilden Mine increased from 33.3% to 40.0%. As a result of these arrangements, annual production capacity is targeted at 6 million tons annually, and could be increased to 8 million tons, depending on type of ore production.  The predominate ore reserves are hematite.
(6)   CMC received no royalty payments with respect to such mine, but did receive management fees.
(7)   In 1991, the mine's annual production capacity was reduced to 4.5 million tons per year and will be increased to 6 million tons in 1996. For the years 1995 and 1996, annual production  was increased to 5.3 million tons and 5.7 million tons, respectively.
(8)   Acquired by the Company on September 30, 1994.  Pellet production for Northshore for the three months ending December
      31, 1994 was 865,000 tons.  Pellet production for Northshore for the years ending 1993, 1994 and 1995 was 3,483,000 tons,
      3,481,000 tons and 3,791,000 tons, respectively.
(9)  Includes 900,000 annual tons of expansion completed in June, 1995.


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

                        Production and Sales Information
                        --------------------------------

         With the acquisition and expansion of Northshore, the Company's managed capacity has increased to approximately 41.1 million tons, or 47% of total pellet capacity in North America, and the Company's annual North American pellet sales capacity increased in 1995 from 9.8 to 10.7 million tons. In 1995, the Company produced 9.9 million tons of pellets in North America for its own account.

In 1995, the Company produced 29.7 million gross tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Bethlehem Steel Corporation, Algoma, Inland Steel Company, LTV and Stelco aggregated 26.6 million gross tons, or 89.6%. The largest such participant accounted for 32.8% of such production.

         During 1995, 100% of the Company's sales of iron ore and pellets, that were produced in the United States and Canada for its own account or purchased from others, were to 13 U.S., Canadian and European iron and steel manufacturing companies.

         In 1995, AK Steel, McLouth, and Weirton Steel Company, directly and indirectly accounted for 17%, 11%, and 10%, respectively, of total revenues.

         AUSTRALIA. PMI owns 100% of Savage River Mines, an open pit iron ore mining operation and concentrator at Savage River, Tasmania, and a pellet plant with offshore loading facilities at Port Latta, Tasmania. Concentrate slurry is pumped from the minesite through a 53 mile pipeline to Port Latta where it is pelletized and shipped by vessel to customers in the Pacific Rim region. The operation was downsized in 1990 to produce approximately 1.5 million tons per year and long term sales agreements were signed with customers in Australia, Japan and Korea to support the operation until the exhaustion of economic ore reserves in 1997. Savage River Mines will terminate operations in the first quarter of 1997 after economically recoverable iron ore from surface mining is exhausted.

         RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.5% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1995, 89.3% of the railroad's revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad's rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

                         Other Activities and Resources
                         ------------------------------

         REDUCED IRON. The Company's strategy is to grow its basic iron ore business domestically and internationally and to extend its business scope to produce and supply "reduced iron ore feed" for steel and iron production. Reduced iron products contain approximately 90% iron versus 65% for traditional iron ore pellets and contain less undesirable chemical elements than most scrap steel feed. The market for reduced iron is relatively small, but is projected to increase at a greater rate than other iron ore products.

         The Company's wholly-owned subsidiary, Cliffs Reduced Iron Corporation, is exploring various technologies and markets for reduced iron products, including the investigation of domestic and international site alternatives. Commercial plants are estimated to require capital expenditures of up to $200 million, depending on location, process, and capacity.

         The Company is arranging an international joint venture to produce and market a premium grade briquetted iron product. The Company would manage the project and be responsible for sales by the venture company. Initial production would be targeted for 1998.

         The Company continues to investigate several coal-based technologies for the potential production of a reduced iron product in the U.S. A coal-based process might be feasible on the Gulf Coast, at the Company's Northshore Mine in Minnesota, or at a location near a steel company consumer. Product from certain coal-based processes would be suitable feed for electric furnaces, foundries, and blast furnaces.

         During 1995, the Company suspended its iron carbide development activities but continues to believe that iron carbide has long-term potential. The Company is a joint holder of iron carbide process licenses in Venezuela with North Star Steel and in Australia with Mitsubishi Corporation.

         OIL SHALE. Cliffs Synfuel Corp., a wholly-owned subsidiary of the Company, significantly enhanced its Utah oil shale holdings when it acquired in 1994 for $700,000 the oil shale mineral rights on approximately 16,000 acres which it previously held under a long-term lease. The acquisition gave the Company title "in fee" to one of the most attractive oil shale properties in the United States which contains an estimated one billion barrels of recoverable shale oil with associated conditional water rights. While commercialization of U.S. oil shale is currently uneconomical, the Company's holding costs are minimal. If oil prices rise significantly and new technology being applied to other world oil shale deposits is successful, the Company's property could have substantial value.

         Cliffs Oil Shale Corp., another wholly-owned subsidiary of the Company, owns a 15% interest in a smaller Colorado oil shale property. The remaining 85% is owned by a Mobil Corporation subsidiary.

                       Credit Agreement and Senior Notes
                       ---------------------------------

         On March 1, 1995 the Company entered into a new Credit Agreement ("Credit Agreement") with Chemical Bank, as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans until March 1, 2000, which Credit Agreement replaced the April 30, 1992 credit facility scheduled to expire on April 30, 1995. Interest on borrowings will be based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. There were no borrowings under either of the revolving credit facilities.

         On December 15, 1995, the Company placed privately with a group of institutional lenders $70 million 7% Senior Notes, due December 15, 2005, the proceeds of which Senior Notes were used to retire the Company's $20 million 8.51% Senior Notes and $50 million 8.84% Senior Notes.

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

                       ENVIRONMENT, EMPLOYEES AND ENERGY

         ENVIRONMENT. In the construction of the Company's facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company's commitment to environmental preservation resulted in North American capital expenditures of $3,696,000 in 1994 and $3,674,000 in 1995. It is estimated that approximately $2,533,000 will be spent in 1996 for environmental control facilities.

         The Company received notice in 1983 from the U.S. Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company's iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and certain other potentially responsible parties have agreed upon allocation of the costs for investigation and remediation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study ("RI/FS") with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 ("ROD"), setting forth the selected remedial action plan adopted by the U.S. EPA for the Cliffs-Dow site. The Company and other potentially responsible parties have largely implemented remedial action satisfactory to the U.S. EPA at an estimated total cost of $8 million, of which the Company's share is $1.7 million. Upon the advice of counsel, the Company believes it has a right to continued contribution from the other potentially responsible parties for the costs of any further remedial action required at the Cliffs-Dow site. A second disposal area at the Cliffs-Dow charcoal production plant is on the list of priority sites issued by the Michigan Department of Natural Resources. The Company and certain other potentially responsible parties have agreed upon allocation of investigation and remediation costs at this site. The Company is participating in a RI/FS of this site, but that study has not yet been completed. The Company has joined with the other potentially responsible parties in an interim removal action at the site which has been completed at an estimated total cost of $18 million, of which the Company's share is $4.5 million. The Company has sufficient financial reserves at December 31, 1995 to provide for its expected share of the cost of the remedial actions at the above mentioned sites. (See "Legal Proceedings" for additional information concerning environmental matters).

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

         EMPLOYEES. As of December 31, 1995, CCIC and CMC and the North American independent mining ventures had 5,272 employees, of which 4,347 were hourly employees. The hourly employees are represented by the United Steelworkers of America ("United Steelworkers") which have collective bargaining agreements. The United Steelworkers labor agreement at Hibbing Taconite Company, Tilden and Empire Mines, expired on August 1, 1993, and the United Steelworkers struck those mines and facilities for six weeks. In 1993, a new six-year "no strike" labor agreement was entered between those Mines and the United Steelworkers covering the period to July 31, 1999, but with provisions for a limited economic reopener on August 1, 1996. In 1994, a new United Steelworkers labor agreement was entered into covering employees of LTV Steel Mining Company, which agreement will expire on July 31, 1999. In 1994, a new United Steelworkers labor agreement covering Wabush was entered into, which agreement will expire on March 1, 1996.

         As of December 31, 1995, Northshore had 474 employees, of which 340 were hourly employees, none of whom are represented by a union.

         As of December 31, 1995, the Savage River Mines operations had 184 employees, 124 of whom are represented by several unions, whose contracts are renegotiated from time to time.

         In addition, as of December 31, 1995, Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 294 salaried executive, managerial, administrative and technical employees.

         ENERGY. Electric power supply contracts between Wisconsin Electric Power Company ("WEPCo") and the Empire and Tilden Mines, entered into in December 1987, provide that WEPCo shall furnish electric power to these Mines, within specific demand limits, pursuant to price formulas. The primary term of these contracts covers ten years through 1997. In return for a substantial reduction in rates, the Tilden Mine converted a portion of its firm power contract to curtailable power beginning in 1993. In January, 1996, CCIC, as managing agent for the Empire and Tilden Mines, entered into new seven-year power supply contracts with WEPCo, which included the two years remaining on the current contracts. Various terms and conditions of the power contracts were revised to better accommodate the operation of those Mines. The new power supply contracts, became effective March 1, 1996.

         Electric power for Hibbing Taconite is supplied by Minnesota Power and Light under an agreement which can be terminated with four years' notice. In 1994, Minnesota Power and Light filed and was granted a power rate increase with the Minnesota Public Utility Commission's approval. A large part of the increase was negated by reason of a three year extension of Hibbing Taconite's power contract with Minnesota Power and Light. In December, 1995, a contract amendment became effective, extending the contract an additional year and lowering firm demand requirements. Electric power requirements will continue to be specified annually by the Hibbing Taconite venturers corresponding to Hibbing's operating requirements.

         LTV Steel Mining Company completed reactivation of its power plant in 1992, and is currently generating the majority of its requirements, and an interchange agreement with Minnesota Power and Light provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. Effective May 1, 1995, the interchange agreement was extended to April 30, 2000 to provide additional backup power and other cost-effective services.

         Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore's energy requirements, has an interchange agreement with Minnesota Power and Light for backup power and sells power to Northern States Power Company. Effective November 1, 1995, the interchange agreement was extended to October 31, 2000 to provide additional backup power and other cost-effective services.

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

         The Company has contracts providing for the transport of natural gas for its North American iron ore operations. Several interruptions of supply of natural gas occurred during early 1995, requiring use of alternate fuels.

         Empire and Tilden Mines have the capability of burning natural gas, oil, or, to a lesser extent, coal. Wabush and Savage River Mines have the capability of burning oil or, to a lesser extent, coal. Hibbing Taconite, Northshore and LTV Steel Mining Company have the capability of burning natural gas and oil. During 1995 the U.S. mines burned natural gas as their primary fuel due to favorable pricing. Wabush and Savage River Mines used oil, supplemented with coal or coke breeze.

         Any substantial interruption of operations or substantial price increase resulting from future government regulations or energy taxes, injunctive order, or fuel shortages could be materially adverse to the Company.

            In the paper format version of this document, this page contains a map. The map is entitled, "Cleveland-Cliffs Inc and Associated Companies Location of Iron Ore Operations". The map has an outline of the United States, Canada and Tasmania (Australia). Located specifically on the map are arrows and dots representing the location of the properties described in the Table on page 5 to this report.

ITEM 3. LEGAL PROCEEDINGS.

Arrowhead.
---------

    CMC, which has a 15 percent ownership interest in and acts as Managing Agent for Hibbing Taconite Company, a joint venture, has been included as a named defendant in a suit captioned United States of America v. Arrowhead Refining Company, et al., which was filed on or about September 29, 1989 in the United States District Court for the District of Minnesota, Fifth Division. In that suit, the United States seeks declaratory relief and recovery of costs incurred in connection with the study and remedial plan conducted or to be conducted by the U.S. EPA at the Arrowhead Refinery Superfund Site near Duluth, St. Louis County, Minnesota. In that suit, the United States has alleged that CMC and the other 14 named defendants, including former and present owners of the Arrowhead site, are jointly and severally liable for $1.9 million, plus interest, representing the amount incurred for actions already taken by or on behalf of the U.S. EPA at the Arrowhead site, and are jointly and severally liable for the cost attributable to implementation of a remedial plan adopted by the U.S. EPA with respect to the Arrowhead site, which remedial action is estimated by the U.S. EPA to cost $30 million. CMC has filed an answer to the suit denying liability. Since January 31, 1991, CMC and 13 of the other named defendants have filed a counter claim against the United States and further complaints naming additional parties as third party defendants. The counter claim and third party complaints allege that the parties named therein are jointly and severally liable for such costs. In 1995, a Consent Decree among the parties, including 224 third-party defendants named in the lawsuit, was entered into by the United States District Court. The Decree provides for funding for remediation of the Site, with a substantial portion of the funding to be provided by the U.S. EPA and the State of Minnesota. It is estimated that Hibbing Taconite's share of the funding will be approximately $230,000, of which CMC's share is 15 percent.

Rio Tinto.
---------

    On July 21, 1993, CCIC and Cliffs Copper Corp, a subsidiary of the Company, each received Findings of Alleged Violation and Order from the Department of Conservation and Natural Resources, Division of Environmental Protection, State of Nevada. The Findings allege that tailings materials left at the Rio Tinto Mine, located near Mountain City, Nevada, are entering State waters which the State considers to be in violation of State water quality laws. The Rio Tinto Mine was operated by Cliffs Copper Corp from 1971 to 1975 and by other companies prior to 1971. The Order requires remedial action to eliminate water quality impacts. The Company does not believe the potential liability, if any, to be material. The Company believes that it has substantial defenses to claims of liability.

Summitville.
-----------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                          Position with the Company
                                             as of March 15, 1996
                                          --------------------------

       Name                                                                                      Age
       ----                                                                                      ---
       M. T. Moore                    Chairman, President and Chief                              61
                                       Executive Officer
       J. S. Brinzo                   Executive Vice President-Finance                           54
       W. R. Calfee                   Executive Vice President-Commercial                        49
       T. J. O'Neil                   Executive Vice President-Operations                        55
       J. W. Sanders                  Senior Vice President-Technical                            53
       A. S. West                     Senior Vice President-Sales                                59


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


          J. S. Brinzo           Executive Vice President-Finance, Company,
                                           September 1, 1989 to September 30, 1993.
                                 Senior Executive-Finance, Company,
                                           October 1, 1993 to September 30, 1995.
                                 Executive Vice President-Finance, Company,
                                           October 1, 1995 to date.


          W. R. Calfee           Senior Executive Vice President, Company,
                                           September 1, 1989 to September 30, 1993.
                                 Senior Executive-Commercial, Company,
                                           October 1, 1993 to September 30, 1995.
                                 Executive Vice President-Commercial, Company
                                           October 1, 1995 to date.

          T. J. O'Neil           Vice President/General Manager,
                                           Cyprus Sierrita Corp.,
                                           August, 1989 to April, 1991.
                                 Vice President-Engineering and Development,
                                           Cyprus Copper Company,
                                           April, 1991 to November, 1991.
                                 Senior Vice President-Technical, Company,
                                           November 18, 1991 to September 30, 1994.
                                 Executive Vice President-CCI Operations and
                                           Technology, Company,
                                           October 1, 1994 to September 30, 1995.
                                 Executive Vice President-Operations, Company,
                                           October 1, 1995 to date.


          J. W. Sanders          Senior Vice President and General Manager,
                                           Quintette Coal Limited,
                                           April, 1984 to April, 1991.
                                 Senior Vice President and General Manager,
                                           Copper Range Company,
                                           June, 1991 to June, 1994.
                                 President and Chief Operating Officer,
                                           Copper Range Company,
                                           July, 1994 to September 30, 1995.
                                 Senior Vice President-Technical, Company,
                                           October 1, 1995 to date.


          A. S. West             Senior Vice President-Sales, Company,
                                           July 1, 1988 to date.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1995 contained in the material under the headings, "Common Share Price Performance and Dividends", "Investor and Corporate Information" and "Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.


ITEM 6.  SELECTED FINANCIAL DATA.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1995 contained in the material under the headings, "Summary of Financial and Other Statistical Data" and "Notes to Consolidated Financial Statements", such information filed as a part hereof as Exhibits 13(j) and 13(g), respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1995 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", which such Management's Discussion and Analysis of Financial Condition and Results of Operations was subsequently amended by this Annual Form 10-K to reflect events occurring on March 15, 1996 with respect to McLouth Steel Products Company, such information, as amended, filed as a part hereof as Exhibit 13(a).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1995 contained in the material under the headings "Statement of Consolidated Financial Position", "Statement of Consolidated Income", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Quarterly Results of Operations", such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information regarding Directors required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1996, from the material under the heading "Election of Directors". The information regarding executive officers required by this item is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1996 from the material under the headings "Executive Compensation (excluding the Compensation Committee Report on Executive Compensation)", "Pension Benefits", and the first five paragraphs under "Agreements and Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1996, from the material under the heading "Securities Ownership of Management and Certain Other Persons".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 25, 1996, from the material under the last paragraph of the heading "Directors' Compensation".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)

          (1) and (2)-List of Financial Statements and Financial Statement Schedules.

          The following consolidated financial statements of the Company, included in the Annual Report to Security Holders for the year ended December 31, 1995, are incorporated herein by reference from Item 8 and made a part hereof:

          Statement of Consolidated Financial Position -
                                 December 31, 1995 and 1994
          Statement of Consolidated Income - Years ended
                                 December 31, 1995, 1994 and 1993
          Statement of Consolidated Cash Flows - Years ended
                                 December 31, 1995, 1994 and 1993
          Statement of Consolidated Shareholders' Equity - Years ended
                                 December 31, 1995, 1994 and 1993
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

          (3) List of Exhibits - Refer to Exhibit Index on pages 20-26 which is incorporated herein by reference.

    (b) There were no reports on Form 8-K filed during the three months ended December 31, 1995.

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

CLEVELAND-CLIFFS INC

By: /s/ John E. Lenhard
   ---------------------------------------
   John E. Lenhard,
   Secretary and Assistant General Counsel

Date:       March 26, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                                       Date
----------                     -----                                       ----
M. T. Moore                    Chairman,                                   March 26, 1996
                               President and Chief
                               Executive Officer and
                               Principal Executive Officer
                               and Director

J. S. Brinzo                   Executive Vice President-                   March 26, 1996
                               Finance and Principal
                               Financial Officer

R. Emmet                       Vice President and                          March 26, 1996
                               Controller and Principal
                               Accounting Officer

R. S. Colman                   Director                                    March 26, 1996


J. D. Ireland, III             Director                                    March 26, 1996

G. F. Joklik                   Director                                    March 26, 1996

E. B. Jones                    Director                                    March 26, 1996

L. L. Kanuk                    Director                                    March 26, 1996

J. C. Morley                   Director                                    March 26, 1996

S. B. Oresman                  Director                                    March 26, 1996

A. Schwartz                    Director                                    March 26, 1996

S. K. Scovil                   Director                                    March 26, 1996

J. H. Wade                     Director                                    March 26, 1996




                               By: /s/ John E. Lenhard
                                  --------------------------------------
                                  (John E. Lenhard, as Attorney-in-Fact)


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

                                 EXHIBIT INDEX

                                                                                              Pagination by
                                                                                               Sequential
Exhibit                                                                                         Numbering
Number                                                                                           System
-------                                                                                       -------------
                 Articles of Incorporation and By-Laws
                 of Cleveland-Cliffs Inc
                 -----------------------

3(a)             Amended Articles of Incorporation of Cleveland-Cliffs Inc                    Filed Herewith

3(b)             Regulations of Cleveland-Cliffs Inc                                          Filed Herewith
                 Instruments defining rights of security
                 holders, including indentures
                 -----------------------------

4(a)             Restated Indenture, between Empire Iron Mining Partnership, Inland
                 Steel Company, McLouth Steel Corporation, The Cleveland-Cliffs Iron
                 Company, International Harvester Company, WSC Empire, Inc. and
                 Chemical Bank, as Trustee, dated as of December 1, 1978 (See
                 Footnote (A))                                                                Not Applicable

4(b)             First Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, McLouth Steel Corporation, The
                 Cleveland-Cliffs Iron Company, International Harvester Company, WSC
                 Empire Inc. and Chemical Bank, as Trustee, dated as of February 14,
                 1981 (See Footnote (A))                                                      Not Applicable

4(c)             Second Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, McLouth Steel Corporation, The
                 Cleveland-Cliffs Iron Company, International Harvester Company, and
                 Chemical Bank, as Trustee, dated as of May 1, 1982 (See Footnote
                 (A))                                                                         Not Applicable

4(d)             Third Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, McLouth Steel Corporation, The
                 Cleveland-Cliffs Iron Company, and Chemical Bank, as Trustee, dated
                 as of June 21, 1982 (See Footnote (A))                                       Not Applicable





_______________

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

4(e)             Fourth Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, The Cleveland-Cliffs Iron
                 Company, Cliffs IH Empire, Inc., Cliffs MC Empire, Inc., Jones &
                 Laughlin Ore Mining Company, J&L Empire, Inc. and Chemical Bank, as
                 Trustee, dated as of February 1, 1983 (See Footnote (A))                     Not Applicable

4(f)             Fifth Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, The Cleveland-Cliffs Iron
                 Company, Cliffs IH Empire, Inc., J&L Empire, Inc., Wheeling-
                 Pittsburgh/Cliffs Partnership, and Chemical Bank, as Trustee, dated          Not Applicable
                 as of October 1, 1983 (See Footnote (A))

4(g)             Sixth Supplemental Indenture, between Empire Iron Mining
                 Partnership, Inland Steel Company, The Cleveland-Cliffs Iron
                 Company, J&L Empire, Inc., Wheeling-Pittsburgh/Cliffs Partnership,
                 McLouth-Cliffs Partnership, Cliffs Empire, Inc. and Chemical Bank,
                 as Trustee, dated as of July 1, 1984 (See Footnote (A))                      Not Applicable

4(h)             Form of Guaranty of Payment of 9.55% Secured Guaranteed Notes of             Not Applicable
                 Empire Iron Mining Partnership due September 1, 1998 (Footnote (A))

4(i)             Form of Guarantee of Payment, dated January 20, 1984 relating to             Not Applicable
                 Notes of Empire Iron Mining Partnership (See Footnote (A))

4(j)             Form of Guarantee of Payment, dated August 12, 1986 relating to              Not Applicable
                 Notes of Empire Iron Mining Partnership (See Footnote (A))

4(k)             Form of Common Stock Certificate                                             Filed Herewith

4(l)             Rights Agreement, dated September 8, 1987, and amended and restated
                 as of November 19, 1991, by and between Cleveland-Cliffs Inc and
                 Society National Bank (successor to Ameritrust Company National              Filed Herewith
                 Association)






_______________

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

4(m)             Credit Agreement, dated as of March 1, 1995 among Cleveland-Cliffs
                 Inc, the Banks named therein and Chemical Bank, as Agent (filed as
                 Exhibit 4(o) to Form 10-K of Cleveland-Cliffs Inc, filed on March
                 27, 1995 and incorporated by reference)                                      Not Applicable

4(n)             Note Agreement, dated as of December 15, 1995 among Cleveland-
                 Cliffs Inc and each of the Purchasers named in Schedule I thereto            Filed Herewith

                 Material Contracts
                 ------------------

10(a)       *    Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan Amended
                 and Restated, effective January 1, 1995 (filed as Exhibit 10(b) to
                 Form 10-Q of Cleveland-Cliffs Inc filed on May 2, 1995 and
                 incorporated by reference)                                                   Not Applicable

10(b)       *    The Cleveland-Cliffs Iron Company Plan for Deferred Payment of
                 Directors' Fees, dated as of July 1, 1981, assumed by Cleveland-
                 Cliffs Inc effective July 1, 1985                                            Filed Herewith

10(c)       *    Amendment No. 1 to Cleveland-Cliffs Inc Plan for Deferred Payment
                 of Directors' Fees, dated March 9, 1992                                      Filed Herewith

10(d)       *    Consulting Agreement, dated as of June 23, 1987, by and between
                 Cleveland-Cliffs Inc and S. K. Scovil                                        Filed Herewith

10(e)       *    Amendment to Consulting Agreement with S. K. Scovil, dated as of
                 June 18, 1991                                                                Filed Herewith
10(f)       *    Amendment to Consulting Agreement with S. K. Scovil, dated as of
                 December 28, 1995                                                            Filed Herewith

10(g)       *    Form of contingent employment agreements with certain executive officers (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs
                 Inc filed on March 30, 1992 and incorporated by reference)                   Not Applicable

10(h)       *    Cleveland-Cliffs Inc and Subsidiaries Management Performance
                 Incentive Plan, dated as of January 1, 1994 (Summary Description)
                 (filed as Exhibit 10(g) to Form 10-K of Cleveland-Cliffs Inc filed
                 on March 27, 1995 and incorporated by reference)                             Not Applicable






__________________

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(i)            Instrument of Assignment and Assumption dated as of July 1, 1985, by and between The Cleveland-Cliffs Iron Company and Cleveland-
                 Cliffs Inc                                                                   Filed Herewith

10(j)            Form of indemnification agreements with directors
                                                                                              Filed Herewith

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

10(m)       *    Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-
                 Employee Directors dated as of January 1, 1988 (filed as Exhibit
                 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 29, 1993
                 and incorporated by reference)                                               Not Applicable

10(n)       *    Amended and Restated Trust Agreement No. 1 dated as of March 9,
                 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of
                 Ohio, N.A. (successor trustee to Society National Bank) with respect to the Supplemental Retirement Benefit Plan and certain
                 contingent employment agreements                                             Filed Herewith

10(o)       *    Amended and Restated Trust Agreement No. 2 dated as of March 9,
                 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of
                 Ohio, N.A. (successor trustee to Society National Bank) with respect to the Severance Pay Plan for Key Employees of Cleveland-
                 Cliffs Inc and certain contingent employment agreements                      Filed Herewith

10(p)       *    Trust Agreement No. 4 dated as of October 28, 1987, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Plan for
                 Deferred Payment of Directors' Fees                                          Filed Herewith

10(q)       *    First Amendment to Trust Agreement No. 4 dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank) and Second
                 Amendment to Trust Agreement No. 4 dated as of March 9, 1992 by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A.
                 (successor trustee to Society National Bank)                                 Filed Herewith







_______________

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(r)       *    Trust Agreement No. 5 dated as of October 28, 1987, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Cleveland-
                 Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan                Filed Herewith

10(s)       *    First Amendment to Trust Agreement No. 5 dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank), Second Amendment to Trust Agreement No. 5 dated as of April 9, 1991 by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) and Third Amendment to Trust
                 Agreement No. 5 dated as of March 9, 1992, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor
                 trustee to Society National Bank)                                            Filed Herewith

10(t)       *    Amended and Restated Trust Agreement No. 6 dated as of March 9,
                 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of
                 Ohio, N.A. (successor trustee to Society National Bank) with respect to certain indemnification agreements with directors and
                 certain officers                                                             Filed Herewith

10(u)       *    Trust Agreement No. 7 dated as of April 9, 1991, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Cleveland-
                 Cliffs Inc Supplemental Retirement Benefit Plan, as amended by
                 First Amendment to Trust Agreement No. 7                                     Filed Herewith

10(v)       *    Trust Agreement No. 8 dated as of April 9, 1991, by and between
                 Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A. (successor trustee to Society National Bank) with respect to the Cleveland-
                 Cliffs Inc Retirement Plan for Non-Employee Directors, as amended
                 by First Amendment to Trust Agreement No. 8                                  Filed Herewith

10(w)       *    Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc,
                 effective as of February 1, 1992 (filed as Exhibit 10(y) to Form
                 10-K of Cleveland-Cliffs Inc filed on March 30, 1992 and
                 incorporated by reference)                                                   Not Applicable

10(x)       *    First Amendment to Severance Pay Plan for Key Employees of
                 Cleveland-Cliffs Inc, dated November 18, 1994 (filed as Exhibit
                 10(y) to Form 10-K of Cleveland-Cliffs Inc filed on March 27, 1995
                 and incorporated by reference)                                               Not Applicable






_______________

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(y)       *    Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation
                 Plan, Amended and Restated as of January 1, 1996                             Filed Herewith

10(z)       *    Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank) (filed as Exhibit
                 10(dd) to Form 10-K of Cleveland-Cliffs Inc filed on March 27, 1995
                 and incorporated by reference)                                               Not Applicable

10(aa)      *    Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
                 N.A. (successor trustee to Society National Bank) (filed as Exhibit
                 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on March 27, 1995
                 and incorporated by reference)                                               Not Applicable

10(bb)      *    Cleveland-Cliffs Inc Long-Term Performance Share Program, dated as
                 of January 1, 1996 (Summary Description)                                     Filed Herewith

10(cc)      *    Cleveland-Cliffs Inc Nonemployee Directors Retirement Plan, dated
                 as of July 1, 1995 (Summary Description)                                     Filed Herewith

10(dd)           Stock Purchase Agreement, dated as of September 30, 1994, among
                 Cleveland-Cliffs Inc, Cliffs Minnesota Minerals Company and Cyprus
                 Amax Minerals Company (filed as Exhibit 2 to Form 8-K of Cleveland-
                 Cliffs Inc filed on October 13, 1994 and incorporated by reference, and to which certain portions of which were accorded "Confidential
                 Information" pursuant to order of the Securities and Exchange
                 Commission, dated December 21, 1994)                                         Not Applicable

11               Statement re computation of per share earnings                               Filed Herewith
                                                                                              (Page 27-28)
13               Selected portions of 1995 Annual Report to Security Holders

   13 (a)                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                          Filed Herewith
                                                                                              (Page 29-37)

   13 (b)                  Report of Independent Auditors                                     Filed Herewith
                                                                                              (Page 38)





_______________

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

   13 (c)        Statement of Consolidated Financial Position                                 Filed Herewith
                                                                                              (Page 39-40)

   13 (d)        Statement of Consolidated Income                                             Filed Herewith
                                                                                              (Page 41)

   13 (e)        Statement of Consolidated Cash Flows                                         Filed Herewith
                                                                                              (Page 42)

   13 (f)        Statement of Consolidated Shareholders' Equity                               Filed Herewith
                                                                                              (Page 43)

   13 (g)        Notes to Consolidated Financial Statements                                   Filed Herewith
                                                                                              (Page 44-61)

   13 (h)        Quarterly Results of Operations/Common Share Price Performance and           Filed Herewith
                 Dividends                                                                    (Page 62)

   13 (i)        Investor and Corporate Information                                           Filed Herewith
                                                                                              (Page 63)

   13 (j)        Summary of Financial and Other Statistical Data                              Filed Herewith
                                                                                              (Page 64-65)

21               Subsidiaries of the registrant                                               Filed Herewith
                                                                                              (Page 66-68)

23               Consent of independent auditors                                              Filed Herewith
                                                                                              (Page 69)

24               Power of Attorney                                                            Filed Herewith
                                                                                              (Page 70)

27               Consolidated Financial Data Schedule submitted for Securities and
                 Exchange Commission information                                              --

99               Additional Exhibits

   99 (a)        Schedule II - Valuation and Qualifying Accounts                              Filed Herewith
                                                                                              (Page 71)
