Form 10-Q
period 1996-03-31
CLEVELAND CLIFFS INC
filed 1996-05-13
CIK 764065

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                    FORM 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---                  SECURITIES EXCHANGE ACT OF 1934

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

As of May 3, 1996, there were 11,757,217 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME

                                                                                                   (In Millions,
                                                                                                    Except Per
                                                                                                  Share Amounts)
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                         ----------------------------------
                                                                                              1996              1995
                                                                                         ----------------  ----------------
REVENUES:
     Product sales and services                                                                     $47.9             $51.3
     Royalties and management fees                                                                    9.2               8.9
                                                                                         ----------------  ----------------
         Total operating revenues                                                                    57.1              60.2
     Investment income (securities)                                                                   2.2               2.6
     Other income                                                                                     0.5               0.8
                                                                                         ----------------  ----------------
                                                   TOTAL REVENUES                                    59.8              63.6

COSTS AND EXPENSES:
     Cost of goods sold and operating expenses                                                       46.7              49.8
     Administrative, selling and general expenses                                                     3.8               3.1
     Interest expense                                                                                 1.2               1.7
     Other expenses                                                                                   2.8               1.9
                                                                                         ----------------  ----------------
                                         TOTAL COSTS AND EXPENSES                                    54.5              56.5
                                                                                         ----------------  ----------------

INCOME BEFORE INCOME TAXES                                                                            5.3               7.1

Income taxes
    Currently payable                                                                                 1.4               1.9
    Deferred                                                                                          0.3               0.2
                                                                                         ----------------  ----------------
                                               TOTAL INCOME TAXES                                     1.7               2.1
                                                                                         ----------------  ----------------

NET INCOME                                                                                           $3.6              $5.0
                                                                                         ================  ================

INCOME PER COMMON SHARE                                                                             $0.30             $0.41
                                                                                         ================  ================







See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                                                                        (In Millions)
                                                                             ------------------------------------
                                        ASSETS                                  March 31,          December 31,
                                        ------                                     1996                1995
                                                                             -----------------    ---------------
CURRENT ASSETS
     Cash and cash equivalents                                                   $  119.1             $  139.9
     Marketable securities                                                            8.5                  8.9
                                                                                 --------             --------
                                                                                    127.6                148.8
     Accounts receivable - net                                                       27.4                 61.8
     Inventories:
         Finished products                                                           80.0                 38.0
         Work in process                                                              0.5                  0.7
         Supplies                                                                    16.0                 17.0
                                                                                 --------             --------
                                                                                     96.5                 55.7
     Deferred income taxes                                                           14.1                 14.1
     Other                                                                            9.3                 12.3
                                                                                 --------             --------
                                                          TOTAL CURRENT ASSETS      274.9                292.7

PROPERTIES                                                                          262.4                260.0
     Less allowances for depreciation and depletion                                (141.7)              (140.0)
                                                                                 --------             --------
                                                              TOTAL PROPERTIES      120.7                120.0

INVESTMENTS IN ASSOCIATED COMPANIES                                                 150.8                152.0

OTHER ASSETS
     Long-term investments                                                           15.7                 16.3
     Deferred income taxes                                                           11.0                 11.2
     Other                                                                           54.5                 52.4
                                                                                 --------             --------
                                                            TOTAL OTHER ASSETS       81.2                 79.9
                                                                                 --------             --------
                                                                  TOTAL ASSETS   $  627.6             $  644.6
                                                                                 ========             ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES                                                              $   85.8             $  103.5

LONG-TERM OBLIGATIONS                                                                70.0                 70.0

POST EMPLOYMENT BENEFITS                                                             67.2                 67.3

RESERVE FOR CAPACITY RATIONALIZATION                                                 17.9                 17.2

OTHER LIABILITIES                                                                    43.9                 44.0

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - No Par Value
             Authorized - 500,000 shares; Issued - None                            --                   --
         Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None                          --                   --
     Common Shares - Par Value $1 a share
         Authorized - 28,000,000 shares                                              16.8                 16.8
         Issued - 16,827,941 shares
     Capital in excess of par value of shares                                        67.9                 65.2
     Retained income                                                                385.9                386.1
     Foreign currency translation adjustments                                         0.5                  0.3
     Net unrealized (loss) on marketable securities                                  (0.4)                 0.1
     Cost of 4,995,174 Common Shares in treasury
     (1995 - 4,998,674)                                                            (123.8)              (123.8)
     Unearned Compensation                                                           (4.1)                (2.1)
                                                                                 --------             --------
                                                    TOTAL SHAREHOLDERS' EQUITY      342.8                342.6
                                                                                 --------             --------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  627.6             $  644.6
                                                                                 ========             ========

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Increase (Decrease)
                                                                                            in Cash and Cash
                                                                                            Equivalents for
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                             (In Millions)
                                                                                    ---------------------------------
                                                                                         1996              1995
                                                                                    ----------------  ---------------
OPERATING ACTIVITIES
     Net income                                                                                 $3.6             $5.0
     Depreciation and amortization:
         Consolidated                                                                            1.7              1.4
         Share of associated companies                                                           2.6              2.7
     Provision for deferred income taxes                                                         0.3              0.3
     Charges to capacity rationalization  reserve                                                1.6             (1.1)
     Other                                                                                      (0.6)            (0.7)
                                                                                    ----------------  ---------------
                         Total Before Changes in Operating Assets and Liabilities                9.2              7.6
     Changes in operating assets and liabilities                                               (22.3)            (2.9)
                                                                                    ----------------  ---------------
                                     NET CASH FROM (USED BY) OPERATING ACTIVITIES              (13.1)             4.7

INVESTMENT ACTIVITIES
     Capital expenditures:
         Consolidated                                                                           (2.4)            (2.9)
         Share of associated companies                                                          (1.7)            (0.8)
     Other                                                                                                        0.8
                                                                                    ----------------  ---------------
                                         NET CASH (USED BY) INVESTMENT ACTIVITIES               (4.1)            (2.9)

FINANCING ACTIVITIES
     Dividends                                                                                  (3.8)            (3.9)
     Other                                                                                                       (0.2)
                                                                                    ----------------  ---------------
                                          NET CASH (USED BY) FINANCING ACTIVITIES               (3.8)            (4.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          0.2             (0.5)
                                                                                    ----------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (20.8)            (2.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               139.9            140.6
                                                                                    ----------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $119.1           $137.8
                                                                                    ================  ===============

Income taxes paid                                                                               $0.7             $2.5
Interest paid on debt obligations                                                               $  -             $1.6




See notes to financial statements

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1995 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited financial statements present fairly the Company's financial position and results in accordance with generally accepted accounting principles.

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

NOTE B - MCLOUTH BANKRUPTCY

         On September 29, 1995, McLouth Steel Products Corporation, Inc. ("McLouth"), a significant customer, petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had periodically extended credit to McLouth. At the time of the bankruptcy filing, the Company had an unreserved receivable from McLouth of $5.0 million, secured by first liens on certain McLouth fixed assets. A $2.7 million reserve against the receivable was recorded in September, 1995.

          On March 15, 1996, McLouth announced that it had begun a shutdown of its operations due to inadequate funds. The Company had supplied approximately 120,000 tons of pellets per month to McLouth in 1996 prior to shutdown. The Company has reserved all financial exposure from the McLouth shutdown, except the $2.3 million unreserved receivable which is secured by first liens on property and equipment.

NOTE C - ENVIRONMENTAL RESERVES

         The Company has a formal code of environmental conduct which promotes environmental protection and restoration. The Company's obligations for known environmental problems at active mining operations, idle and closed mining operations and other sites have been recognized based on estimates of the cost of required investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with generally accepted accounting principles. Estimates may change as additional information becomes available. Actual cost incurred may vary from the estimates due to the inherent uncertainties involved. Any potential insurance recoveries have not been reflected in the determination of the financial reserve.

         During the first three months of 1996, the Company provided $.6 million of additional environmental reserves and made payments of $.8 million. The additional environmental provision reflects the Company's continuing review of estimated restoration expense at all known sites.

         At March 31, 1996, the Company has an environmental reserve of $22.7 million, of which $4.4 million is current. The reserve includes the Company's obligations related to:

          * Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville mine site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on the Company's share of engineering estimates of remediation investigations and remediations prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations and other means for site clean-up. Significant site clean-up activities have taken place at Cliffs-Dow since late 1993.

          * Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota, which was acquired on September 30, 1994. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase.

          * Other sites, including current and former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

Estimated environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

NOTE D - SHAREHOLDERS' EQUITY

         The 1987 Incentive Equity Plan authorizes the Company to make grants and awards of stock options, stock appreciation rights and restricted or deferred stock awards to officers and key employees, for up to 839,045 Common Shares. The 1992 Incentive Equity Plan authorizes the Company to issue up to 595,000 Common Shares upon the exercise of Option Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid with respect to awards made under the Plan. Such shares may be shares of original issuance or treasury shares or a combination of both. Transactions since December 31, 1995 are summarized as follows:

         Stock Options:                                                1987 PLAN                 1992 PLAN
                                                                       ---------                 ---------
            Options outstanding as of 12/31/95                           56,275                    16,500
            Granted                                                         -0-                   103,500
            Exercised                                                    (1,500)                      -0-
            Cancelled                                                       -0-                       -0-
                                                                         ------                   -------

            Options outstanding as of 3/31/96                            54,775                   120,000
            Options exercisable as of 3/31/96                            54,775                    16,500

         Restricted Awards:
            Awarded and restricted as of 12/31/95                         2,253                     8,601
            Awarded                                                       2,000                       -0-
            Vested                                                          -0-                       (72)
            Cancelled                                                       -0-                       -0-
                                                                         ------                   -------
            Awarded and Restricted as of 3/31/96                          4,253                     8,529

         Performance Shares:
            Allocated as of 12/31/95                                        -0-                    88,767
            Allocated                                                       -0-                    53,400
            Forfeited                                                       -0-                       -0-
                                                                         ------                   -------
         Performance Shares as of 3/31/96                                   -0-                   142,167

         Reserved for future grants or awards
            as of 3/31/96                                                 2,501                   308,056

NOTE E - ACCOUNTING AND DISCLOSURE CHANGES

         In March, 1995, the Financial Accounting Standards Board issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires the review for impairment of long-lived assets and certain identifiable intangibles whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Although Statement 121 is effective for years beginning after December 15, 1995, the Company elected to adopt the provisions of this standard for the year ended December 31, 1995. The Company has determined that no event or change in circumstance occurred to indicate that a review for asset impairment was required.

         In October, 1995, the Financial Accounting Standards Board issued Statement 123, entitled, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standard is effective for years that begin after December 15, 1995. Management is evaluating the accounting and disclosure alternatives; however, no significant financial statement effect is expected.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF FIRST QUARTER - 1996 AND 1995
- -------------------------------------------

         Net income for the first quarter of 1996 was $3.6 million, or $.30 per share. Comparable earnings in the first quarter of 1995 were $5.0 million, or $.41 per share. First quarter results are traditionally not representative of annual results due to seasonal effects.

         The $1.4 million decrease in first quarter net income was mainly due to higher operating costs (principally the effect of unusually severe winter weather) and lower North American sales volume, partially offset by higher Australian earnings.

         Australian pre-tax earnings were $3.5 million and $1.0 million in the first quarter 1996 and 1995, respectively. The Australian operation is projected to cease operations in the first quarter of 1997.

                                      * * *

         The Company's managed mines in North America produced 9.0 million tons of iron ore pellets in the first quarter, unchanged from 1995. Production shortfalls due to the adverse weather effects in the first quarter of 1996 were offset by the mid-1995 expansion of Northshore Mining Company capacity and additional production at certain mines.

         The Company's North American iron ore pellet sales in the first quarter of 1996 were 1.0 million tons versus 1.2 million tons in 1995. This decline reflected seasonal variations and the shutdown of McLouth.

LIQUIDITY
- ---------

         At March 31, 1996, the Company had cash and marketable securities of $127.6 million, including $8.4 million dedicated to fund Australian mine obligations.

         Since December 31, 1995, cash and marketable securities have decreased $21.2 million due to increased working capital, $22.7 million, capital expenditures, $4.1 million, and dividends, $3.8 million, partially offset by cash flow from operating activities, $9.2 million. These changes since year-end 1995 reflect the normal seasonal pattern.

         Capital additions and replacements, at the six Company-managed mines in North America, are projected to total approximately $70 million in 1996. The Company's share of such 1996 expenditures is expected to approximate $19 million.

         On April 15, 1996, the Company announced an international joint venture to produce and market premium quality reduced iron briquettes to the steel industry. All definitive project documents were subsequently signed on May 8, 1996. The venture's participants, through subsidiaries, will be Cleveland-Cliffs Inc, 46.5 percent; The LTV Corporation, 46.5 percent; and Lurgi AG of Germany, 7 percent. The Company will manage the $150 million project, to be located in Trinidad and Tobago, and will be responsible for sales by the venture company, Cliffs and Associates Limited. The Company's share of capital expenditures is estimated to be $70 million, of which $17 million is expected to be spent in 1996. No project financing is envisioned.

         The Company has $70.0 million of senior unsecured notes outstanding with a group of private investors. The notes which have a fixed interest rate of
7.0 percent are due in December, 2005. In addition, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement which expires on March 1, 2000. The Company was in compliance with all financial covenants and restrictions of the agreements.

         In January, 1995, the Company commenced a program to repurchase up to 600,000 shares of its common shares in the open market or in negotiated transactions. Under the continuing program the Company has repurchased 389,200 shares through May 8, 1996.

         The Company initially established a reserve in 1983 for expected costs of reorienting its mining joint ventures and facilities to adjust to changed market conditions. The reserve balance is principally for the planned shutdown of Savage River Mines in Tasmania, Australia, in the first quarter of 1997, and the permanent shutdown of the Republic Mine, which was announced on January 30, 1996. The Republic Mine has been idle since 1981. The Savage River Mines shutdown provision has been funded. Expenditures in 1996, for both Savage River Mines and Republic Mine, are expected to approximate $10.5 million.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act"), the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to retirees, dependents, and "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries" under the Benefit Act. The Company is making premium payments under protest and is contesting the assignments that it believes were incorrect. Premium payments by the Company were $.2 million in the first quarter of 1996 and 1995. Additionally, in December, 1993, a complaint was filed by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on additional beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premiums are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustee, pending outcome of the litigation. At March 31, 1996, the Company's coal retiree reserve was $10.1 million, of which $1.5 million is expected to be paid in 1996. The reserve is reflected at present value, using a discount rate of 7.25%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

CAPITALIZATION
- --------------

         Long-term obligations effectively serviced by the Company at March 31, 1996, including the current portion, totalled $76.6 million. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                             (MILLIONS)
                                         ---------------------------------------------------------------------
                                               MARCH 31, 1996                          DECEMBER 31, 1995
                                         -----------------------                ------------------------------
                                                               Total                                  Total
                                                             Long-Term                              Long-Term
                                         Obligations        Obligations         Obligations        Obligations
                                         Effectively            and             Effectively            and
                                          Serviced          Guarantees           Serviced          Guarantees
                                          --------          ----------           --------          ----------
Consolidated                               $ 70.0            $  70.0              $  70.0            $  70.0
Share of Unconsolidated
 Affiliates                                   6.6               13.2*                 6.3               12.9*
                                           ------            -------              -------            -------
      Total                                $ 76.6            $  83.2              $  76.3            $  82.9
                                           ======            =======              =======            =======

Ratio to Shareholders'
 Equity                                      .2:1               .2:1                 .2:1               .2:1

         * Includes $6.6 million of Empire Mine debt obligations which are serviced by LTV and Wheeling and mature in December, 1996.

         At March 31, 1996, the Company was in compliance with all financial covenants and restrictions related to its medium-term, unsecured senior note agreement.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at March 31, 1996, was estimated at $67.9 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                           1996                     1995                      1994
                                        ----------               ----------                ----------
               March 31                 11,832,767               12,031,392                12,079,885
               June 30                                           11,892,092                12,080,560
               September 30                                      11,898,467                12,091,310
               December 31                                       11,829,267                12,099,860

OUTLOOK
- -------

         North American steel producers continue to operate at high levels and analysts' forecasts of 1996 shipments approximate the 112 million tons shipped in 1995.

         The North American iron ore industry is scheduled to produce 86 million tons of pellets in 1996, which is slightly more than 1995 and the highest output since 1981. Production at capacity levels in 1995 and 1996 has resulted from U.S. and Canadian integrated steel producers increasing pellet consumption to maximize blast furnace production. Pellet exports from eastern Canadian mines to Europe have also increased, creating a tighter interior North American market.

         The six North American mines managed by the Company are operating at nearly full capacity and are scheduled to produce 40.6 million tons of iron ore up slightly from 39.6 million tons produced in 1995. The Company's share of scheduled production is 10.3 million tons in 1996 compared with 9.8 million tons in 1995.

         The Company's North American iron ore pellet sales for the year 1996 are now estimated to be 10.6 million tons, up slightly from the 10.4 million tons sold in 1995. Average pellet price realization is expected to increase over 1995 due to the market strength and contractual increases.

BUSINESS RISK
- -------------

         The North American steel industry has experienced high operating rates in recent years. The Company's steel company partners and customers (with the exception of McLouth) have generally improved their financial condition as a result of higher earnings and increased equity capital.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

          (a)  List of Exhibits - Refer to Exhibit Index on page 14.
          (b) There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLEVELAND-CLIFFS INC

Date  May 13, 1996                       By /s/ J.S. Brinzo
    -----------------------                ----------------------------------
                                            J. S. Brinzo
                                            Executive Vice President-Finance and
                                            Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                                    Exhibit
- -------            ---------------------------------------------------                                 ---------
 11                Statement re computation of earnings per share                                      Filed
                                                                                                       Herewith

 27                Consolidated Financial Data Schedule submitted for
                   Securities and Exchange Commission information only