Form 10-Q
period 1996-06-30
CLEVELAND CLIFFS INC
filed 1996-08-09
CIK 764065

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    FORM 10-Q


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______.
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

As of August 2, 1996, there were 11,604,917 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME




                                                             (In Millions, Except Per Share Amounts)
                                                          ------------------------------------------
                                                             Three Months            Six Months
                                                             Ended June 30,         Ended June 30,
                                                          -------------------    -------------------
                                                            1996       1995        1996       1995
                                                          --------   --------    --------   --------
REVENUES:
     Product sales and services                           $  122.9   $  103.3    $  170.8   $  154.6
     Royalties and management fees                            13.4       12.9        22.6       21.8
                                                          --------   --------    --------   --------
         Total operating revenues                            136.3      116.2       193.4      176.4
     Investment income (securities)                            1.6        2.1         3.8        4.7
     Property damage insurance recovery                        2.0                    2.0
     Other income                                              0.9        0.6         1.4        1.4
                                                          --------   --------    --------   --------
                                        TOTAL REVENUES       140.8      118.9       200.6      182.5

COSTS AND EXPENSES:
     Cost of goods sold and operating expenses               106.2       89.8       152.9      139.6
     Administrative, selling and general expenses              3.7        3.7         7.5        6.8
     Interest expense                                          1.2        1.5         2.4        3.2
     Other expenses                                            1.9       12.2         4.7       14.1
                                                          --------   --------    --------   --------
                               TOTAL COSTS AND EXPENSES      113.0      107.2       167.5      163.7
                                                          --------   --------    --------   --------

INCOME BEFORE INCOME TAXES                                    27.8       11.7        33.1       18.8

INCOME TAXES (CREDITS) :
    Currently payable                                          8.2        3.1         9.6        5.0
    Deferred                                                   1.8      (12.3)        2.1      (12.1)
                                                          --------   --------    --------   --------
                                     TOTAL INCOME TAXES       10.0       (9.2)       11.7       (7.1)
                                                          --------   --------    --------   --------

NET INCOME                                                $   17.8   $   20.9    $   21.4   $   25.9
                                                          ========   ========    ========   ========

NET INCOME PER COMMON SHARE                               $   1.52   $   1.75    $   1.82   $   2.16
                                                          ========   ========    ========   ========







See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                   (In Millions)
                                                              --------------------------
                                                              June 30,      December 31,
                              ASSETS                            1996           1995
                              ------                          -------        -------
CURRENT ASSETS
     Cash and cash equivalents                                $ 101.1        $ 139.9
     Marketable securities                                        8.8            8.9
                                                              -------        -------
                                                                109.9          148.8
     Accounts receivable - net                                   61.0           61.8
     Inventories:
         Finished products                                       69.5           38.0
         Work in process                                          0.5            0.7
         Supplies                                                14.6           17.0
                                                              -------        -------
                                                                 84.6           55.7
     Deferred income taxes                                       14.1           14.1
     Other                                                        9.9           12.3
                                                              -------        -------
                                       TOTAL CURRENT ASSETS     279.5          292.7

PROPERTIES                                                      263.2          260.0
     Less allowances for depreciation and depletion            (143.0)        (140.0)
                                                              -------        -------
                                           TOTAL PROPERTIES     120.2          120.0

INVESTMENTS IN ASSOCIATED COMPANIES                             152.3          152.0

OTHER ASSETS
     Long-term investments                                       14.3           16.3
     Deferred income taxes                                        9.5           11.2
     Other                                                       56.4           52.4
                                                              -------        -------
                                        TOTAL OTHER ASSETS       80.2           79.9
                                                              -------        -------
                                              TOTAL ASSETS    $ 632.2        $ 644.6
                                                              =======        =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES                                           $  90.2        $ 103.5

LONG-TERM OBLIGATIONS                                            70.0           70.0

POST EMPLOYMENT BENEFITS                                         66.7           67.3

RESERVE FOR CAPACITY RATIONALIZATION                             14.8           17.2

OTHER LIABILITIES                                                43.3           44.0

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - No Par Value
             Authorized - 500,000 shares; Issued - None            --             --
         Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None          --             --
     Common Shares - Par Value $1 a share
         Authorized - 28,000,000 shares                          16.8           16.8
         Issued - 16,827,941 shares
     Capital in excess of par value of shares                    67.2           65.2
     Retained income                                            399.9          386.1
     Foreign currency translation adjustments                     0.5            0.3
     Net unrealized (loss) on marketable securities              (1.3)           0.1
     Cost of 5,213,424 Common Shares in treasury
     (1995 - 4,998,674)                                        (132.6)        (123.8)
     Unearned Compensation                                       (3.3)          (2.1)
                                                              -------        -------
                                TOTAL SHAREHOLDERS' EQUITY      347.2          342.6
                                                              -------        -------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 632.2        $ 644.6
                                                              =======        =======

See notes to financial statements
                                        3

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                   Increase (Decrease)
                                                                                    in Cash and Cash
                                                                                     Equivalents for
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                      (In Millions)
                                                                                   ------------------
                                                                                     1996       1995
                                                                                   -------    -------
OPERATING ACTIVITIES
     Net income                                                                    $  21.4    $  25.9
     Depreciation and amortization:
         Consolidated                                                                  3.2        3.5
         Share of associated companies                                                 5.4        5.7
     Changes in capacity rationalization  reserve                                      1.5       (1.4)
     Tax credit                                                                                 (12.2)
     Increases to environmental reserve                                                1.2       10.7
     Other                                                                             0.8       (1.2)
                                                                                   -------    -------
                        Total Before Changes in Operating Assets and Liabilities      33.5       31.0
     Changes in operating assets and liabilities
         Short-term marketable securities                                              0.1        0.2
         Other                                                                       (44.8)     (16.4)
                                                                                   -------    -------
                                    NET CASH FROM (USED BY) OPERATING ACTIVITIES     (11.2)      14.8

INVESTMENT ACTIVITIES
     Capital expenditures:
         Consolidated                                                                 (4.0)      (9.1)
         Share of associated companies                                                (7.4)      (1.9)
     Other                                                                                       (1.0)
                                                                                   -------    -------
                                        NET CASH (USED BY) INVESTMENT ACTIVITIES     (11.4)     (12.0)

FINANCING ACTIVITIES
     Repurchase of common stock                                                       (8.8)      (8.0)
     Principal payment of long-term debt                                                         (5.0)
     Dividends                                                                        (7.6)      (7.8)
     Other                                                                                        0.1
                                                                                   -------    -------
                                         NET CASH (USED BY) FINANCING ACTIVITIES     (16.4)     (20.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                0.2       (0.7)
                                                                                   -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (38.8)     (18.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     139.9      140.6
                                                                                   -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 101.1    $ 122.0
                                                                                   =======    =======

Income taxes paid                                                                  $   9.9    $   7.6
Interest paid on debt obligations                                                  $   2.4    $   3.3




See notes to financial statements
                                        4

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

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

         On June 26, 1996, the bankruptcy court approved the sale of McLouth's assets and an agreement to settle secured claims, including the Company's secured claim. Based on the terms of the agreement, the Company expects to fully recover the carrying value of its secured claim. Proceeds from the sale of McLouth's assets will be used primarily to satisfy administrative claims, including the Company's administrative claim.

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

         During the first six months of 1996, the Company provided $1.2 million of additional environmental reserves and made payments of $.9 million. The additional environmental provision reflects the Company's continuing review of estimated restoration expense at all known sites.

         At June 30, 1996, the Company has an environmental reserve of $23.2 million, of which $4.4 million is current. The reserve includes the Company's obligations related to:

         o Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville mine site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on the Company's share of engineering estimates of remedial investigations and remedial actions prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations and other means for site clean-up. Significant site clean-up activities have taken place at Cliffs-Dow since late 1993.

         o Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota, which was acquired on September 30, 1994. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase.

         o Other sites, including current and former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

Estimated environmental expenditures under current laws and regulations are not expected to materially impact the Company's consolidated financial statements.

NOTE D - INSURANCE RECOVERY

         In January, 1996, the Company's Northshore Mining Company sustained property damage to 42 railroad ore cars relating to a train derailment. The property damage, less deductible, resulted in a net insurance recovery of $2.0 million pre-tax.

NOTE E - ACCOUNTING AND DISCLOSURE CHANGES

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 1996 AND 1995
- -----------------------------------------------------------------

         Net income for the second quarter was $17.8 million, or $1.52 per share, and first half earnings were $21.4 million, or $1.82 a share. Earnings for both periods included a $1.3 million after-tax property damage insurance recovery on a January, 1996 ore train derailment.

         Second quarter 1995 earnings were $20.9 million, or $1.75 a share, and first half 1995 earnings were $25.9 million, or $2.16 a share. Earnings for both periods included income from special items: a $12.2 million tax credit resulting from the settlement of prior years' tax issues, partly offset by a $6.7 million after-tax increase in the reserve for environmental expenditures.

         Excluding the special items in both years, second quarter 1996 earnings were $16.5 million, or $1.41 a share, versus $15.4 million, or $1.29 a share in 1995, and first half 1996 earnings were $20.1 million, or $1.71 a share, compared to $20.4 million, or $1.70 a share in 1995.

         Following is a summary of results:

                                    (In Millions, Except Per Share)
                                  -------------------------------------
                                  Second Quarter          First Half
                                  ---------------       ---------------
                                  1996       1995       1996       1995
                                  ----       ----       ----       ----
Income Before Special Items:
         Amount                $   16.5   $   15.4   $   20.1   $   20.4
         Per Share                 1.41       1.29       1.71       1.70
Special Items:
         Amount                     1.3        5.5        1.3        5.5
         Per Share                  .11        .46        .11        .46
Net Income:
         Amount                    17.8       20.9       21.4       25.9
         Per Share                 1.52       1.75       1.82       2.16

         Earning comparisons before special items for the second quarter and first half were favorably affected by higher Australian earnings and increased North American sales volume in 1996, and unfavorably affected by higher operating costs and a higher effective income tax rate in 1996.

         Earnings per share in the second quarter and first half of 1996 reflect the favorable effect of repurchasing shares under the Company's stock repurchase program.

         Australian pre-tax earnings were $5.7 million and $9.2 million in the second quarter and first half 1996. Comparable earnings in the second quarter and first half 1995 were $2.5 million and $3.5 million respectively. The Australian operation is projected to cease operations in the first quarter of 1997.

                                      * * *

         The Company's managed mines in North America produced 9.8 million tons of pellets in the second quarter of 1996, equal to 1995. First half production was 18.8 million tons, also unchanged from 1995.

         The Company's North American iron ore pellet sales in the second quarter of 1996 were 2.9 million tons compared with 2.6 million tons in 1995. First half sales were 3.9 million tons versus 3.8 million tons in 1995. Sales for 1996 are up slightly from 1995 despite the failure of a significant customer (McLouth Steel Products Corporation), which occurred in the first quarter 1996. The increase is due, in part, to the continued strong demand in the steel industry.

LIQUIDITY
- ---------

         At June 30, 1996, the Company had cash and marketable securities of $109.9 million. Since December 31, 1995, cash and marketable securities have decreased $38.9 million due to increased working capital, $44.8 million, capital expenditures, $11.4 million, repurchases of common stock, $8.8 million, and dividends, $7.6 million, partially offset by cash flow from operating activities, $33.5 million.

         Capital additions and replacements, at the six Company-managed mines in North America, are projected to total approximately $74 million in 1996. The Company's share of such 1996 expenditures is expected to approximate $25 million.

         On April 15, 1996, the Company announced an international joint venture to produce and market premium quality reduced iron briquettes to the steel industry. All definitive project documents were subsequently signed on May 8, 1996. The venture's participants, through subsidiaries, will be Cleveland-Cliffs Inc, 46.5 percent; The LTV Corporation, 46.5 percent; and Lurgi AG of Germany, 7 percent. The Company will manage the $150 million project, to be located in Trinidad and Tobago, and will be responsible for sales by the venture company, Cliffs and Associates Limited. The Company's share of capital expenditures is estimated to be $70 million, of which $18 million is expected to be spent in 1996. No project financing is envisioned.

         Cliffs and Associates Limited has entered into forward currency exchange contracts to hedge the Deutsche Mark as part of the construction project. The purpose of the contracts is to manage the risk of exchange rate fluctuation with respect to the portion of project construction costs denomimated in the Deutsche Mark. The Company's share of outstanding contracts, which have varying maturity dates to June 1, 1998, have an aggregate contract value of $16.8 million and an aggregate estimated fair value of $16.3 million, at June 30, 1996.

         The Company has $70.0 million of senior unsecured notes outstanding with a group of private investors. The notes which have a fixed interest rate of
7.0 percent are due in December, 2005. In addition, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement which was amended in July, 1996 to extend the expiration date by one year to March 1, 2001. The Company was in compliance with all financial covenants and restrictions of the agreements.

         In January, 1995, the Company commenced a program to repurchase up to 600,000 shares of its common shares in the open market or in negotiated transactions. In July, 1996, the Company announced the expansion of this program to 1.0 million shares, an increase of 400,000 shares. Under the combined program the Company has repurchased 503,500 shares through July 12 at a total cost of $19.6 million.

         The Company initially established a reserve in 1983 for expected costs of reorienting its mining joint ventures and facilities to adjust to changed market conditions. The reserve balance is principally for the planned shutdown of Savage River Mines in Tasmania, Australia, in the first quarter of 1997, and the permanent shutdown of the Republic Mine, which was announced on January 30, 1996. The Republic Mine has been idle since 1981. Expenditures for the next twelve months, for both Savage River Mines and Republic Mine, are projected to approximate $14.4 million.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act"), the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to retirees, dependents, and "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries" under the Benefit Act. The Company is making premium payments under protest and is contesting the assignments that it believes were incorrect. Premium payments by the Company were $.6 million in the second quarter of 1996 and $.2 million in the second quarter of 1995. Additionally, in December, 1993, a complaint was filed by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on additional beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premiums are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustee, pending outcome of the litigation. At June 30, 1996, the Company's coal retiree reserve was $9.7 million, of which $1.2 million is expected to be paid in 1996. The reserve is reflected at present value, using a discount rate of 7.25%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

CAPITALIZATION
- --------------

         Long-term obligations effectively serviced by the Company at June 30, 1996, including the current portion, totalled $76.8 million. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                (Millions)
                                    --------------------------------------------------------------------
                                          June 30, 1996                          December 31, 1995
                                    ----------------------------           -----------------------------
                                                       Total                                    Total
                                                      Long-Term                               Long-Term
                                    Obligations      Obligations           Obligations       Obligations
                                    Effectively         and                Effectively           and
                                     Serviced        Guarantees             Serviced         Guarantees
                                     --------        ----------             --------         ----------
Consolidated                            $70.0           $70.0                 $70.0            $70.0
Share of Unconsolidated
   Affiliates                             6.8            13.4*                  6.3             12.9*
                                        -----           -----                 -----            -----
      Total                             $76.8           $83.4                 $76.3            $82.9
                                        =====           =====                 =====            =====

Ratio to Shareholders'
   Equity                                .2:1            .2:1                  .2:1             .2:1

      * Includes $6.6 million of Empire Mine debt obligations which are serviced by LTV and Wheeling and mature in December, 1996.

         At June 30, 1996, the Company was in compliance with all financial covenants and restrictions related to its medium-term, unsecured senior note agreement.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at June 30, 1996, was estimated at $66.4 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                            1996                 1995                1994
                                         ----------           ----------          ----------
                  March 31               11,832,767           12,031,392          12,079,885
                  June 30                11,614,517           11,892,092          12,080,560
                  September 30                                11,898,467          12,091,310
                  December 31                                 11,829,267          12,099,860

OUTLOOK FOR 1996
- ----------------

         Steel markets in the U.S. and Canada continue to be strong and most industry analysts see little change in demand levels over the balance of the year. Strong order rates and historically low inventories are expected to keep North American steelmakers operating at high levels with North American steel shipments projected to meet or exceed the 112 million tons shipped in 1995. However, steel price realizations have been disappointing.

         The six North American mines managed by the Company are operating at nearly full capacity and are scheduled to produce 40.6 million tons, a slight increase from the 39.6 million tons produced in 1995. The Company's share of scheduled production is 10.3 million tons in 1996 compared with 9.8 million tons in 1995.

         The Company's North American iron ore pellet sales for the year 1996 are now estimated to be 11.2 million tons, up slightly from the previous forecast and higher than the 10.4 million tons sold in 1995, despite the occurrence of the failure of one of the Company's significant customers (McLouth). Average pellet price realization is expected to increase moderately over 1995 due to the market strength and contractual increases.

BUSINESS RISK
- -------------

         In addition to the preparation of financial statements in conformity with generally accepted accounting principles, as described in Note A - Basis of Presentation, this report contains forward-looking statements. Such statements include discussions on capital expenditures, production and sales projections, and development of a new venture. These forward-looking statements are based on the Company's current expectations that are subject to risks and uncertainties, which could materially impact the expected results.

         The Company's dominant business is the production and sale of iron ore, and is, therefore, subject to the cyclical nature of the steel industry. The North American steel industry has experienced high operating rates in recent years. Most steel company partners and customers of the Company have improved their financial condition due to better operating results and increased equity capital. However, the integrated steel industry continues to have relatively high fixed costs and obligations.

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

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders
- ---------------------------------------------------------

         The Company's Annual Meeting of Shareholders was held on May 14, 1996. At the meeting the Company's shareholders acted upon the election of Directors, a proposal to approve the Cleveland-Cliffs Inc Nonemployee Directors' Compensation Plan, and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 13 nominees named in the Company's Proxy Statement, dated March 25, 1996, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

                         NOMINEES                             FOR                  WITHHELD
                  --------------------------               ----------             ----------
                  Ronald C. Cambre                         10,668,665               174,491
                  Robert S. Colman                          9,255,414             1,587,743
                  James D. Ireland                         10,806,437                36,719
                  G. Frank Joklik                          10,821,033                22,124
                  E. Bradley Jones                         10,819,631                23,526
                  Leslie L. Kanuk                          10,821,897                21,260
                  Francis R. McAllister                    10,676,865               166,291
                  John C. Morley                           10,821,620                21,536
                  M. Thomas Moore                          10,821,968                21,189
                  Stephen B. Oresman                       10,809,161                33,995
                  Alan Schwartz                            10,820,502                22,654
                  Jeptha H. Wade                           10,820,912                22,245
                  Alton W. Whitehouse                      10,821,917                21,240

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to approve the Cleveland-Cliffs Inc Nonemployee Directors' Compensation Plan were as follows: 10,597,844 Common Shares were cast for the adoption of the proposal; 199,504 Common Shares were cast against the adoption of the proposal; and 45,808 Common Shares abstained from voting on the proposal.

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to ratify the appointment of the firm of Ernst & Young LLP, independent public accountants, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 1996 were as follows: 10,820,098 Common Shares were cast for the adoption of the proposal; 7,476 Common Shares were cast against the adoption of the proposal; and 15,583 Common Shares abstained from voting on the proposal.

         There were no broker non-votes with respect to the election of directors, the approval of the Nonemployee Directors' Compensation Plan, or the ratification of the independent public accountants.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

         (a)      List of Exhibits - Refer to Exhibit Index on page 15.
         (b) There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLEVELAND-CLIFFS INC



Date  August 9, 1996                  By  /s/ J. S. Brinzo
     ----------------------               ------------------------------------
                                          J. S. Brinzo
                                          Executive Vice President-Finance and
                                          Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------




Exhibit
Number                                    Exhibit
- -------            -------------------------------------------------------                             --------
 11                Statement re computation of earnings per share                                      Filed
                                                                                                       Herewith

 27                Consolidated Financial Data Schedule submitted for
                   Securities and Exchange Commission information only