Form 10-Q
period 1996-09-30
CLEVELAND CLIFFS INC
filed 1996-11-13
CIK 764065

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    FORM 10-Q


X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______ .
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

As of November 6, 1996, there were 11,367,717 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME




                                                                    (In Millions, Except Per Share Amounts)
                                                                  -------------------------------------------
                                                                        Three Months         Nine Months
                                                                       Ended Sept. 30,      Ended Sept. 30,
                                                                  --------------------   --------------------
                                                                     1996       1995       1996       1995
                                                                  ----------  --------   --------   ---------

REVENUES:
     Product sales and services                                     $ 148.7    $ 127.1    $ 319.5    $ 281.7
     Royalties and management fees                                     15.0       14.4       37.6       36.2
                                                                    -------    -------    -------    -------
         Total operating revenues                                     163.7      141.5      357.1      317.9
     Investment income (securities)                                     2.8        2.2        6.6        6.9
     Property damage insurance recovery                                                       2.0
     Other income                                                       0.2        0.9        1.6        2.3
                                                                    -------    -------    -------    -------
                                                  TOTAL REVENUES      166.7      144.6      367.3      327.1

COSTS AND EXPENSES:
     Cost of goods sold and operating expenses                        126.6      108.1      279.5      247.7
     Administrative, selling and general expenses                       4.0        3.9       11.5       10.7
     Interest expense                                                   1.1        1.6        3.5        4.8
     Other expenses                                                     1.6        4.3        6.3       18.4
                                                                    -------    -------    -------    -------
                                        TOTAL COSTS AND EXPENSES      133.3      117.9      300.8      281.6
                                                                    -------    -------    -------    -------

INCOME BEFORE INCOME TAXES                                             33.4       26.7       66.5       45.5

Income taxes (credits)
    Currently payable                                                   9.9        8.0       19.5       13.0
    Deferred                                                            2.2        1.4        4.3      (10.7)
                                                                    -------    -------    -------    -------
                                              TOTAL INCOME TAXES       12.1        9.4       23.8        2.3
                                                                    -------    -------    -------    -------

NET INCOME                                                          $  21.3    $  17.3    $  42.7    $  43.2
                                                                    =======    =======    =======    =======
NET INCOME PER COMMON SHARE                                         $  1.84    $  1.45    $  3.66    $  3.61
                                                                    =======    =======    =======    =======



See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                                        (In Millions)
                                                                                 ---------------------------
                                                                                 September 30,  December 31,
                                        ASSETS                                       1996         1995
                                        ------                                   -------------  ------------
CURRENT ASSETS
     Cash and cash equivalents                                                      $145.0       $139.9
     Marketable securities                                                            11.3          8.9
                                                                                    ------       ------
                                                                                     156.3        148.8
     Accounts receivable - net                                                        67.8         61.8
     Inventories:
         Finished products                                                            42.5         38.0
         Work in process                                                               0.9          0.7
         Supplies                                                                     14.6         17.0
                                                                                    ------       ------
                                                                                      58.0         55.7
     Deferred income taxes                                                            14.1         14.1
     Other                                                                             9.3         12.3
                                                                                    ------       ------
                                                          TOTAL CURRENT ASSETS       305.5        292.7

PROPERTIES                                                                           265.6        260.0
     Less allowances for depreciation and depletion                                 (144.5)      (140.0)
                                                                                    ------       ------
                                                              TOTAL PROPERTIES       121.1        120.0

INVESTMENTS IN ASSOCIATED COMPANIES                                                  155.0        152.0

OTHER ASSETS
     Long-term investments                                                            10.6         16.3
     Deferred income taxes                                                             7.3         11.2
     Other                                                                            59.1         52.4
                                                                                    ------       ------
                                                            TOTAL OTHER ASSETS        77.0         79.9
                                                                                    ------       ------
                                                                  TOTAL ASSETS      $658.6       $644.6
                                                                                    ======       ======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES                                                                 $108.6       $103.5

LONG-TERM OBLIGATIONS                                                                 70.0         70.0

POST EMPLOYMENT BENEFITS                                                              67.2         67.3

RESERVE FOR CAPACITY RATIONALIZATION                                                  13.9         17.2

OTHER LIABILITIES                                                                     44.2         44.0

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - No Par Value
             Authorized - 500,000 shares; Issued - None                               --           --
         Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None                             --           --
     Common Shares - Par Value $1 a share
         Authorized - 28,000,000 shares                                               16.8         16.8
         Issued - 16,827,941 shares
     Capital in excess of par value of shares                                         67.7         65.2
     Retained income                                                                 417.4        386.1
     Foreign currency translation adjustments                                          0.4          0.3
     Net unrealized (loss) on marketable securities                                   (1.1)         0.1
     Cost of 5,460,224 Common Shares in treasury
     (1995 - 4,998,674)                                                             (142.5)      (123.8)
     Unearned Compensation                                                            (4.0)        (2.1)
                                                                                    ------       ------
                                                    TOTAL SHAREHOLDERS' EQUITY       354.7        342.6
                                                                                    ------       ------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $658.6       $644.6
                                                                                    ======       ======


See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                       Increase (Decrease)
                                                                                         in Cash and Cash
                                                                                         Equivalents for
                                                                                        Nine Months Ended
                                                                                            Sept. 30,
                                                                                          (In Millions)
                                                                                    ------------------------
                                                                                        1996          1995
                                                                                    -----------  -----------
OPERATING ACTIVITIES
     Net income                                                                        $ 42.7       $ 43.2
     Depreciation and amortization:
         Consolidated                                                                     4.8          4.5
         Share of associated companies                                                    8.3          8.4
     Provision for deferred income taxes                                                  4.3          2.6
     Increase (decrease) in capacity rationalization  reserve                             2.5         (0.2)
     Tax credit                                                                                      (12.2)
     Increases to environmental reserve                                                   1.8         10.7
     Other                                                                                1.8          0.9
                                                                                       ------       ------
                         Total Before Changes in Operating Assets and Liabilities        66.2         57.9
     Changes in operating assets and liabilities
         Marketable securities                                                           (2.4)         0.6
         Other                                                                           (7.6)       (26.1)
                                                                                       ------       ------
                                               NET CASH FROM OPERATING ACTIVITIES        56.2         32.4

INVESTMENT ACTIVITIES Capital expenditures:
         Consolidated                                                                    (6.3)       (12.7)
         Share of associated companies                                                  (14.0)        (3.2)
     Other                                                                                             0.5
                                                                                       ------       ------
                                         NET CASH (USED BY) INVESTMENT ACTIVITIES       (20.3)       (15.4)

FINANCING ACTIVITIES
     Dividends                                                                          (11.4)       (11.7)
     Repurchase of common stock                                                         (19.5)        (8.0)
     Principal payment of long-term debt                                                              (5.0)
     Other                                                                                             0.2
                                                                                       ------       ------
                                          NET CASH (USED BY) FINANCING ACTIVITIES       (30.9)       (24.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   0.1         (0.6)
                                                                                       ------       ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5.1         (8.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        139.9        140.6
                                                                                       ------       ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $145.0       $132.5
                                                                                       ======       ======

Income taxes paid                                                                      $ 11.4       $ 24.3
Interest paid on debt obligations                                                      $  2.4       $  4.8




See notes to financial statements

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         On June 26, 1996, the bankruptcy court approved the sale of McLouth's assets and an agreement to settle secured claims, including the Company's secured claim. Based on the terms of the agreement, the Company expects to recover the carrying value of its secured claim. Proceeds from the sale of McLouth's assets will be used primarily to satisfy administrative claims, including the Company's administrative claim.

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

         During the first nine months of 1996, the Company provided $1.8 million of additional environmental reserves and made payments of $1.1 million. The additional environmental provision reflects the Company's continuing review of estimated restoration expense at all known sites.

         At September 30, 1996, the Company has an environmental reserve of $23.5 million, of which $4.2 million is current. The reserve includes the Company's obligations related to:

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

         - Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota, which was acquired on September 30, 1994. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS - 1996 AND 1995
-----------------------------------------------------------------

         Net income for the third quarter was $21.3 million, or $1.84 per share. Earnings in the third quarter of 1995 were $17.3 million, or $1.45 a share.

         The $4.0 million increase in third quarter earnings was principally due to increased volume and price realization on North American sales, a $1.8 million after-tax reserve against accounts receivable in 1995, and higher Australian earnings, partly offset by higher operating costs.

         Net income for the first nine months of 1996 was $42.7 million, or $3.66 a share, including a $1.3 million after-tax property damage insurance recovery on a January, 1996 ore train derailment. In the first nine months of 1995, earnings were $43.2 million, or $3.61 a share, including income from two special items recorded in the second quarter: a $12.2 million tax credit resulting from the settlement of prior years' tax issues, partly offset by a $6.7 million after-tax increase in the reserve for environmental expenditures. Excluding the special items in both years, 1996 nine month earnings were $41.4 million, or $3.55 a share, compared with $37.7 million, or $3.15 a share, in 1995.

         The $3.7 million increase in nine month earnings before special items was mainly due to higher Australian earnings, increased North American sales volume, a $1.8 million after-tax reserve against account receivable in 1995, increased royalties and fees, and lower interest expense, partly offset by higher operating costs and a higher effective income tax rate in 1996.

         Following is a summary of results:

                                      (In Millions, Except Per Share)
                                      -------------------------------
                                  Third Quarter              Nine Months
                                  -------------              -----------
                                  1996         1995       1996         1995
                                  ----         ----       ----         ----

Income Before Special Items:
         Amount                  $ 21.3      $ 17.3      $ 41.4      $ 37.7
         Per Share                 1.84        1.45        3.55        3.15
Special Items:
         Amount                    --          --           1.3         5.5
         Per Share                 --          --           .11         .46
Net Income:
         Amount                    21.3        17.3        42.7        43.2
         Per Share                 1.84        1.45        3.66        3.61

         Earnings per share in the third quarter and first nine months of 1996 reflect the favorable effect of repurchasing shares under the Company's stock repurchase program.

         Australian pre-tax earnings were $4.9 million and $14.1 million in the third quarter and first nine months of 1996. Comparable earnings in the third quarter and first nine months of 1995 were $3.9 million and $7.4 million respectively. The Australian operation is projected to cease operations in the first quarter of 1997.

                                     *  *  *

         The Company's managed mines in North America produced 10.6 million tons of pellets in the third quarter of 1996, unchanged from 1995. Nine month production was 29.4 million tons in 1996, which was also unchanged from 1995.

         The Company's North American iron ore pellet sales in the third quarter of 1996 were 3.8 million tons compared with 3.2 million tons in 1995. Nine month sales were 7.7 million tons versus 7.0 million tons in 1995. Sales for 1996 are expected to approximate 11.0 million tons versus 10.4 million tons sold in 1995. Sales tonnage includes ore purchased for resale.

LIQUIDITY
---------

         At September 30, 1996, the Company had cash and marketable securities of $156.3 million. Since December 31, 1995, cash and marketable securities have increased $7.5 million due to cash flow from operations, $66.2 million, partially offset by capital expenditures, $20.3 million, repurchases of common stock, $19.5 million, dividends, $11.4 million, and increased working capital, $7.6 million.

         Capital additions and replacements at the six Company-managed mines in North America are projected to total approximately $71 million in 1996. The Company's share of such 1996 expenditures is expected to approximate $24 million.

         On April 15, 1996, the Company announced an international joint venture to produce and market premium quality reduced iron briquettes to the steel industry. All definitive project documents were subsequently signed on May 8, 1996. The venture's participants, through subsidiaries, will be Cleveland-Cliffs Inc, 46.5 percent; The LTV Corporation, 46.5 percent; and Lurgi AG of Germany, 7 percent. The Company will manage the $150 million project, to be located in Trinidad and Tobago, and will be responsible for sales by the venture company, Cliffs and Associates Limited. The Company's share of capital expenditures is estimated to be $70 million, of which $17 million ($9.2 million through September 30) is expected to be spent in 1996. No project financing will be utilized.

         Cliffs and Associates Limited has entered into forward currency exchange contracts to hedge the Deutsche Mark as part of the construction project. The purpose of the contracts is to manage the risk of exchange rate fluctuation with respect to the portion of project construction costs denominated in the Deutsche Mark. The Company's share of outstanding contracts, which have varying maturity dates to June 1, 1998, have an aggregate contract value of $14.9 million and an aggregate estimated fair value of $14.4 million, at September 30, 1996.

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

         In January, 1995, the Company commenced a program to repurchase up to 600,000 shares of its common shares in the open market or in negotiated transactions. In July, 1996, the Company announced the expansion of this program to 1.0 million shares, an increase of 400,000 shares. Under the combined program the Company has repurchased 780,300 shares through October 14 at a total cost of $30.3 million.

         The Company initially established a reserve in 1983 for expected costs of reorienting its mining joint ventures and facilities to adjust to changed market conditions. The reserve balance is principally for the planned shutdown of Savage River Mines in Tasmania, Australia, in the first quarter of 1997, and the permanent shutdown of the Republic Mine, which was announced on January 30, 1996. The Republic Mine has been idle since 1981. Expenditures for the next twelve months, for both Savage River Mines and Republic Mine, are projected to approximate $16.3 million.

         Pursuant to the Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act"), the Trustees of the UMWA Combined Benefit Fund have assigned responsibility to the Company for premium payments with respect to retirees, dependents, and "orphans" (unassigned beneficiaries), representing less than one-half of one percent of all "assigned beneficiaries" under the Benefit Act. The Company is making premium payments under protest and is contesting the assignments that it believes were incorrect. Premium payments by the Company were $.2 million in the third quarter of 1996 and $.2 million in the third quarter of 1995. Additionally, in December, 1993, a complaint was filed by the Trustees of the United Mine Workers of America 1992 Benefit Plan against the Company demanding the payment of premiums on additional beneficiaries related to two formerly operated joint venture coal mines. The Company is actively contesting the complaint. Monthly premiums are being paid into an escrow account (80% by a former joint venture participant and 20% by the Company) by joint agreement with the Trustee, pending outcome of the litigation. At September 30, 1996, the Company's coal retiree reserve was $9.7 million, of which $1.3 million is expected to be paid in 1996. The reserve is reflected at present value, using a discount rate of 7.25%. Constitutional and other legal challenges to various provisions of the Benefit Act by other former coal producers are pending in the Federal Courts.

CAPITALIZATION
--------------

         Long-term obligations effectively serviced by the Company at September 30, 1996, including the current portion, totalled $76.8 million. The following table sets forth information concerning long-term obligations guaranteed and effectively serviced by the Company.

                                                                    (Millions)
                                    ----------------------------------------------------------------------------
                                       September 30, 1996                              December 31, 1995
                                    ------------------------------------     -----------------------------------
                                                         Total                                          Total
                                                       Long-Term                                      Long-Term
                                    Obligations       Obligations            Obligations             Obligations
                                    Effectively           and                Effectively                 and
                                     Serviced          Guarantees             Serviced                Guarantees

Consolidated                            $70.0             $70.0                 $70.0                   $70.0
Share of Unconsolidated
   Affiliates                             6.8              13.4*                  6.3                    12.9*
                                        -----             -----                 -----                   -----
      Total                             $76.8             $83.4                 $76.3                   $82.9
                                        =====             =====                 =====                   =====

Ratio to Shareholders'
   Equity                                .2:1              .2:1                  .2:1                    .2:1

      * Includes $6.6 million of Empire Mine debt obligations which are serviced by LTV and Wheeling and mature in December, 1996.

         At September 30, 1996, the Company was in compliance with all financial covenants and restrictions related to its medium-term, unsecured senior note agreement.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at September 30, 1996 was estimated at $66.6 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                            1996                 1995                1994
                                         ----------           ----------          -------

                  March 31               11,832,767           12,031,392          12,079,885
                  June 30                11,614,517           11,892,092          12,080,560
                  September 30           11,367,717           11,898,467          12,091,310
                  December 31                                 11,829,267          12,099,860

AUSTRALIAN OPERATIONS
---------------------

         The Company's subsidiary, Pickands Mather & Co. International ("PMI"), has received notice from the Tasmanian government asserting certain environmental obligations in connection with rehabilitating the Savage River Mine site. PMI asserts that all obligations to rehabilitate the mine and plant sites are specified in the Rehabilitation Plan agreement between the State of Tasmania and PMI, which agreement was formalized in June, 1990 by an Act of Parliament and was a condition of PMI's acquisition of interests in the mine from Japanese steel companies. PMI has provided reserves for all environmental and other rehabilitation obligations specified in the Rehabilitation Plan. The government is discussing continuation of mining at the site with another party. PMI is discussing these matters with the government and expects a satisfactory resolution.


OTHER DEVELOPMENT
-----------------

         The labor contract economic reopeners at the Empire, Hibbing Taconite and Tilden mines were settled based on the pattern of the recent steel company settlements. The contracts expire on August 1, 1999.

OUTLOOK FOR 1996
----------------

         North American steel production volume remains strong with operating rates at relatively high levels. The steel order rate in the third quarter showed surprising firmness in the usually weakest period of the year.

         Steelmakers in the U.S. and Canada are shipping steel at a pace that projects full-year 1996 shipments to exceed the 112 million tons shipped in 1995, and to be the highest recorded since 1979. Industry analysts are optimistic that 1997 steel shipments will approximate 1996.

         The six North American mines managed by the Company are operating at nearly full capacity and are scheduled to produce 39.8 million tons, a slight decrease from the previous forecast but still slightly higher than the 39.6 million tons produced in 1995. The Company's share of scheduled production is
10.4 million tons in 1996 versus 9.8 million tons in 1995.

BUSINESS RISK
-------------

         In addition to the preparation of financial statements in conformity with generally accepted accounting principles, as described in Note A - Basis of Presentation, this report contains forward-looking statements. Such statements include discussions of capital expenditures, production and sales, development of a new venture, and financial obligations. These forward-looking statements are based on the Company's current expectations that are subject to risks and uncertainties, which could materially impact the expected results.

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

QUARTERLY FLUCTUATIONS
----------------------

         Quarterly shipments and financial results can fluctuate significantly within each year due to customer-dictated timing of shipments and winter ice conditions on the Great Lakes.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      List of Exhibits - Refer to Exhibit Index on page 14.
         (b) There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                       SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLEVELAND-CLIFFS INC



Date November 13, 1996                 By /s/ J. S. Brinzo
    ------------------                   -------------------------------------
                                          J. S. Brinzo
                                          Executive Vice President-Finance and
                                          Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------




Exhibit
Number                                    Exhibit
------              --------------------------------------------------------                           ---------

  4(a)              Admendment dated as of July 19, 1996, to the Credit                                Filed
                    Agreement dated as of March 1, 1995, among Cleveland-                              Herewith
                    Cliffs Inc, the banks named therein and the Chase
                    Manhattan Bank, as Agent

 10(a)              Amended and Restated Cleveland-Cliffs Inc Retirement                               Filed
                    Plan for Non-Employee Directors, effective as of                                   Herewith
                    July 1, 1995

 10(b)              Cleveland-Cliffs Inc Nonemployee Directors'                                        Filed
                    Supplemental Compensation Plan, effective as of                                    Herewith
                    July 1, 1995

 11                Statement re computation of earnings per share                                      Filed
                                                                                                       Herewith

 27                Consolidated Financial Data Schedule submitted for
                   Securities and Exchange Commission information only