Form 10-K405
period 1996-12-31
CLEVELAND CLIFFS INC
filed 1997-03-26
CIK 764065

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $41.75 per share as reported on the New York Stock Exchange - Composite Index was $459,100,368 (excluded from this figure is the voting stock beneficially owned by the registrant's officers and directors).

    The number of shares outstanding of the registrant's $1.00 par value common stock was 11,389,541 as of March 17, 1997.
      -----------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of registrant's 1996 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts
    I, II and IV.
2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 13, 1997 are incorporated by reference into Part III.
-------------------------------------------------------------------------------

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

                                    BUSINESS

         The Company owns, directly or indirectly, three major operating subsidiaries, The Cleveland-Cliffs Iron Company ("CCIC"), Cliffs Mining Company ("CMC") (formerly known as Pickands Mather & Co.), and Northshore Mining Company ("Northshore"). A fourth operating subsidiary, Pickands Mather & Co. International ("PMI"), terminated operations at the end of 1996. CCIC and CMC hold interests in various independent iron ore mining ventures ("mining ventures") and act as managing agent. The operations of Northshore and PMI are entirely owned by the Company. CCIC, CMC, Northshore, and PMI's business during 1996 was the production and sale of iron ore, principally iron ore pellets. Collectively, CCIC, CMC, Northshore, and PMI control, develop, and lease reserves to mine owners; manage and own interests in mines; sell iron ore; and provide ancillary services to the mines. The operations of each mine are independent of the other mines. Iron ore production activities are conducted in the United States, Canada and Australia. Iron ore is marketed by the subsidiaries in the United States, Canada, Europe, Asia and Australia.

         For information on the iron ore business, including royalties and management fees for the years 1994-1996, see Note C in the Notes to the Company's Consolidated Financial Statements in the Company's Annual Report to Security Holders for the year ended December 31, 1996, which Note C is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof.

         For information concerning operations of the Company, see material under the heading "Summary of Financial and Other Statistical Data" in the Company's Annual Report to Security Holders for the year ended December 31, 1996, which Summary of Financial and Other Statistical Data is contained in
Exhibit 13(j) and incorporated herein by reference and made a part hereof.

         NORTH AMERICA. CCIC owns or holds long-term leasehold interests in active North American properties containing approximately 1.45 billion tons of crude iron ore reserves. CCIC, CMC and Northshore manage six active mines in North America with a total rated annual capacity of 42.1 million tons and own equity interests in five of these mines (see Table on page 5).

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

         With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 7.7% to 40.0% (see Table on page 5). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC's share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price escalation provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1996, the North American mines operated at or near capacity levels.

         On September 30, 1994, Cliffs Minnesota Minerals Company, a subsidiary of the Company, completed a stock acquisition of Cyprus Amax Minerals Company's ("Cyprus Amax") iron ore operation ("Northshore") and power plant (Silver Bay Power Company ("Silver Bay Power")) in Minnesota for $66 million, plus net working capital of $28 million. The principal assets acquired were 4 million annual tons of active capacity for production of standard pellets (equivalent to 3.5 million tons of flux pellet capacity), supported by a 115 megawatt power generation plant, and an estimated 1.2 billion tons of magnetite crude iron ore reserves, leased mainly from the Mesabi Trust. Additional payments to Cyprus Amax are required as a result of certain favorable expansion conditions which payments would not be material in any year. In June, 1995, a $6 million pellet expansion project at Northshore, which involved the re-commissioning of an idled pelletizing unit, was completed. On an annualized basis, the expansion added approximately 900,000 tons of pellets, a 23% expansion of Northshore capacity. Production in 1996 was 4.3 million tons of standard and flux pellets.

         In 1992, the Company purchased $1.0 million worth of steel from LCG Funding Corporation, an entity owned by the principal owner of Sharon Steel Corporation ("Sharon"), which had filed for protection under Chapter 11 of the U.S. Bankruptcy laws, and affiliated with Castle Harlan, Inc. In connection with the transaction, LCG Funding Corporation agreed to indemnify the Company for any loss incurred upon resale of the steel. Following ultimate resale of the steel, LCG Funding Corporation and Castle Harlan, Inc. refused to honor that commitment, and in 1995, the Company filed suit against Castle Harlan, Inc. and LCG Funding Corporation in Federal District Court. During 1995, the Company, Castle Harlan, Inc. and LCG Funding Corporation settled the legal proceedings out of court and full payment of the loss was made to the Company in 1996.

         On September 29, 1995, McLouth Steel Products Company ("McLouth") petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the bankruptcy filing, the Company had an unreserved receivable from McLouth of $5.0 million, secured by liens on certain McLouth fixed assets. Reserves of $3.4 million have been recorded against the receivable. On March 15, 1996, McLouth announced that it had begun a shutdown of its operations due to inadequate funds. The Company had supplied 300,000 tons of pellets to McLouth in 1996 prior to shutdown. The Company reserved all financial exposure from the McLouth shutdown, except the remaining unreserved receivable which is secured by first liens on property and equipment. On June 26, 1996, the bankruptcy court approved the sale of McLouth's assets and an agreement to settle secured claims, including the Company's secured claim. Based on the terms of the agreement, the Company expects to recover the carrying value of its secured claim. Proceeds from the sale of McLouth's assets will be used primarily to satisfy administrative claims, including the Company's administrative claim. The Company's total shipments in 1996 were not affected by McLouth's bankruptcy filing or the shutdown of its operations. Although sales to McLouth in 1996 were only 300,000 tons prior to shutdown in the first quarter, compared to 1.3 million tons in all of 1995, sales of the remaining available tons in 1996 were made to other customers.

         Following is a table of production, current defined capacity, and implied exhaustion dates for the iron ore mines managed or owned by CCIC, CMC, Northshore and PMI. The exhaustion dates are based on estimated mineral reserves and full production rates, which could be affected, among other things, by future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity or implied exhaustion dates could require increases in capital and development expenditures. Alternatively, changes in economic conditions or the expected quality of ore reserves could decrease capacity or accelerate exhaustion dates. Technological progress could alleviate such factors or increase capacity or mine life.


                                       Company's             Current
                                        Current         Pellet Production      Current    Operating      Implied
                                       Operating    ------------------------    Annual   Continuously  Exhaustion
Name and Location       Type of Ore    Interest      1994      1995    1996    Capacity     Since        Date (1)
-----------------       --------------  --------    ------    ------   -----   --------  ------------  ----------
                                                      (Tons in Thousands)(2)
Mining Ventures
---------------
 Michigan
 --------
  Marquette Range
   - Empire Iron Mining
       Partnership (3)    Magnetite      22.56%     7,306     7,910    8,084      8,000       1963         2019
   - Tilden Mining        Hematite and
       Company L.C.(3)    Magnetite      40.00%(4)  6,246     6,186    6,702      7,000(4)    1974         2036
 Minnesota
 ---------
  Mesabi Range
   - Hibbing Taconite
       Joint Venture (5)  Magnetite      15.00%     8,355     8,615    8,120      8,270       1976         2028
   - LTV Steel Mining
       Company (5)        Magnetite       0.00%     7,809     7,757    7,457      8,000       1957         2049
 Canada
 ------
  Wabush Mines
   (Newfoundland and      Specular
    Quebec) (5)(6)        Hematite        7.69%     4,654     5,295    5,309      6,000(6)    1965         2042
 Wholly-Owned Entities
 ---------------------
  Minnesota
  ---------
   Mesabi Range
   - Northshore Mining
       Company (7)        Magnetite     100.00%       865(7)  3,791    4,252      4,800(8)    1989         2072
  Australia
  ---------
   - Savage River
       Mines (9)
       (Tasmania)         Magnetite     100.00%     1,483     1,557    1,583           (9)    1967(9)      1996(9)
                                                   ------    ------   ------


  TOTAL                                            36,718    41,111   41,507     42,070
                                                   ======    ======   ======     ======

-----------------------------------------------------------------------------------------------------------------

(1) Based on full production at current annual capacity without regard to economic feasibility.
(2) Tons are long tons of 2,240 pounds.
(3) CCIC receives royalties and management fees.
(4) As a result of the restructuring of the Tilden Mining Company and the Tilden Magnetite Partnership into the Tilden Mining Company L.C., effective as of January 1, 1994, CCIC's entitlement ownership in the Tilden Mine increased from 33.3% to 40.0%. As a result of these arrangements, annual production capacity is targeted at a minimum of 6 million tons annually (7 million tons are initially nominated for 1997), and could be increased to 8 million tons, depending on type of ore production. The predominant ore reserves are hematite.
(5) CMC received no royalty payments with respect to such mine, but did receive management fees.
(6) In 1991, the mine's annual production capacity was reduced to 4.5 million tons per year and was increased to 6 million tons in 1996. For both the years 1995 and 1996, annual production was increased to 5.3 million tons and
    5.7 million tons.
(7) Acquired by the Company on September 30, 1994. Pellet production for Northshore for the three months ending December 31, 1994 was 865,000 tons.Pellet production for Northshore for the years ending 1994, 1995 and 1996 was 3,481,000 tons, 3,791,000 tons and 4,252,000 tons, respectively.
(8) Includes 900,000 annual tons of expansion completed in June, 1995.
(9) Savage River Mines will terminate shipments in the first quarter of 1997. (See discussion on page 6.)

         With respect to the Empire Mine, CCIC owns directly approximately one-half of the remaining mineral reserves and CCIC leases the balance of the reserves from their owners; with respect to the Tilden Mine, CCIC owns all of the mineral reserves; with respect to the Hibbing Mine, Wabush Mines and Northshore Mine, all of the mineral reserves are owned by others and leased or subleased directly to those mines.

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

                        Production and Sales Information
                        --------------------------------

         With the acquisition and expansion of Northshore, the Company's managed capacity has increased to approximately 42.1 million tons, or 48% of total pellet capacity in North America, and the Company's annual North American pellet sales capacity increased in 1996 from 10.7 to 10.8 million tons. In 1996, the Company produced 10.4 million tons of pellets in North America for its own account.

         In 1996, the Company produced 29.5 million gross tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Bethlehem Steel Corporation, Algoma, Inland Steel Company, LTV and Stelco, aggregated 26.3 million gross tons, or 89.5%. The largest such participant accounted for 32.2% of such production.

         During 1996, 100% of the Company's sales of iron ore and pellets, that were produced in the United States and Canada for its own account or purchased from others, were to 13 U.S., Canadian and European iron and steel manufacturing companies.

         In 1996, AK Steel, Weirton Steel Company, and WCI, directly and indirectly accounted for 15%, 12%, and 11%, respectively, of total revenues.

         AUSTRALIA. PMI owns 100% of Savage River Mines, an open pit iron ore mining operation and concentrator at Savage River, Tasmania, and a pellet plant with offshore loading facilities at Port Latta, Tasmania. Production at Savage River Mines was terminated prior to year-end 1996 due to exhaustion of the economically recoverable iron ore from surface mining. Remaining inventory is expected to be shipped during the first quarter of 1997. No significant earning contribution is expected in 1997. The mine operated two years beyond the original schedule established when the Company acquired full ownership in 1990. Termination costs have been provided in the capacity rationalization reserve.

         The Company's subsidiary, Pickands Mather & Co. International ("PMI"), received notice from the Tasmanian government in 1996 asserting certain environmental obligations in connection with rehabilitating the Savage River Mine site. PMI has asserted that all obligations to rehabilitate the mine and plant sites are specified in the Rehabilitation Plan agreement between the State of Tasmania and PMI, which agreement was formalized in June, 1990 by an Act of Parliament and was a condition of PMI's acquisition of interests in the mine from Japanese steel companies. PMI has provided reserves for all environmental and other rehabilitation obligations specified in the Rehabilitation Plan.

         On December 5, 1996, PMI and the State of Tasmania entered into a Deed of Arrangement whereby the assets (including $8.7 million in cash) and all environmental and rehabilitation obligations of the Savage River Mines will be transferred to the Tasmanian government. The transfer is contingent on certain events which are anticipated to be completed in March, 1997.

         RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.5% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1996, 86.1% of the railroad's revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad's rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

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

         On April 15, 1996, the Company announced an international joint venture to produce and market premium quality reduced iron briquettes for the steel industry, and all definitive project agreements were signed in May, 1996. The venture's participants, through subsidiaries, are the Company, through Cliffs Reduced Iron Corporation, (46.5 percent), The LTV Corporation, (46.5 percent), and Lurgi AG of Germany, (7 percent). The Company, through Cliffs Reduced Iron Management Company, manages the $150 million reduced iron project, located in Trinidad and Tobago, and will be responsible for sales by the venture company, Cliffs and Associates Limited. The Company's share of capital expenditures is estimated to be $70 million, of which $13.1 million was spent in 1996 and $46 million is expected to be spent in 1997. No project financing will be utilized.

         The plant is designed to produce at least 500,000 metric tons of briquettes per year. The product will be initially marketed in the United States. Initial construction of the facilities has begun and startup is scheduled for the fourth quarter 1998. Approximately 500 people will be employed at peak construction. The plant will employ about 75 people upon completion.

         The Company is studying the feasibility of a midwestern U.S. project to produce "pig iron" from North American iron ore with coal instead of natural gas as the reductant. Markets for the product would be primarily electric furnaces and foundries.

         During 1995, the Company suspended its iron carbide development activities but continues to believe that iron carbide has long-term potential. The Company is a joint holder of iron carbide process licenses in Venezuela with North Star Steel and in Australia with Mitsubishi Corporation.

         OIL SHALE. Cliffs Synfuel Corp., a wholly-owned subsidiary of the Company, owns oil shale properties in the United States which contain an estimated one billion barrels of recoverable shale oil with associated conditional water rights. While commercialization of U.S. oil shale is currently uneconomical, the Company's holding costs are minimal. If oil prices rise significantly and new technology being applied to other world oil shale deposits is successful, the Company's property could have substantial value.

         Cliffs Oil Shale Corp., another wholly-owned subsidiary of the Company, owns a 15% interest in a smaller Colorado oil shale property. The remaining 85% is owned by a Mobil Corporation subsidiary.

                        Credit Agreement and Senior Notes
                        ---------------------------------

         In 1995 the Company entered into a new Credit Agreement ("Credit Agreement") with Chemical Bank, as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans until March 1, 2000, which Credit Agreement replaced the April 30, 1992 credit facility scheduled to expire on April 30, 1995. In 1996, the Credit Agreement was amended to extend the expiration date by one year to March 1, 2001. Interest on borrowings will be based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. There were no borrowings under either of the revolving credit facilities.

         In 1995, the Company placed privately with a group of institutional lenders $70 million 7% Senior Notes, due December 15, 2005, the proceeds of which Senior Notes were used to retire the Company's $20 million 8.51% Senior Notes and $50 million 8.84% Senior Notes.

                                   COMPETITION

         The iron ore mines, which the Company's subsidiaries operate in North America, Canada and Australia, produce various grades of iron ore which is marketed in the United States, Canada, Great Britain, Italy, Australia, Japan and Korea. In North America, the Company is in competition with several iron ore producers, including USS Corporation, Iron Ore Company of Canada, Quebec Cartier Mining Company, and Evtac Mining Company, as well as other major steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Venezuela and Brazil in competition with iron ore produced by the Company.

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

                        ENVIRONMENT, EMPLOYEES AND ENERGY

         ENVIRONMENT. In the construction of the Company's facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company's commitment to environmental preservation resulted in the Company's North American capital expenditures of $3,674,000 in 1995 and $6,072,000 in 1996. It is estimated that approximately $6,506,000 will be spent in 1997 for environmental control facilities.

         The Company received notice in 1983 from the U.S. Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company's iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and certain other potentially responsible parties have agreed upon allocation of the costs for investigation and remediation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study ("RI/FS") with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 ("ROD"), setting forth the selected remedial action plan adopted by the U.S. EPA for the Cliffs-Dow site. The Company and other potentially responsible parties have largely implemented remedial action satisfactory to the U.S. EPA at an estimated total cost of $8 million, of which the Company's share is $1.7 million. Upon the advice of counsel, the Company believes it has a right to continued contribution from the other potentially responsible parties for the costs of any further remedial action required at the Cliffs-Dow site. A second disposal area at the Cliffs-Dow charcoal production plant is on the list of priority sites issued by the Michigan Department of Natural Resources (now the Michigan Department of Environmental Quality). The Company and certain other potentially responsible parties have agreed upon allocation of investigation and remediation costs at this site. The Company is participating in a RI/FS of this site. That study has been completed and is being reviewed by the Michigan Department of Environmental Quality. The Company has joined with the other potentially responsible parties in an interim removal action at the site which has been completed at an estimated total cost of $18 million, of which the Company's share is $4.5 million. The Company has sufficient financial reserves at December 31, 1996 to provide for its expected share of the cost of the remedial actions at the above mentioned sites. (See "Legal Proceedings" for additional information concerning environmental matters).

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

         EMPLOYEES. As of December 31, 1996, CCIC and CMC and the North American independent mining ventures had 5,198 employees, of which 4,282 were hourly employees. The hourly employees are represented by the United Steelworkers of America ("United Steelworkers") which have collective bargaining agreements. The United Steelworkers labor agreement at Hibbing Taconite Company, Tilden and Empire Mines expired on August 1, 1993, and the United Steelworkers struck those mines and facilities for six weeks. In 1993, a new six-year "no strike" labor agreement was entered between those Mines and the United Steelworkers covering the period to July 31, 1999, but with provisions for a limited economic reopener on August 1, 1996. During the year, the labor economic reopeners at the Hibbing Taconite, Tilden and Empire Mines were settled based on the pattern of recent steel company settlements. In 1994, a new United Steelworkers labor agreement was entered into covering employees of LTV Steel Mining Company, which agreement will expire on July 31, 1999. In 1994, a new United Steelworkers labor agreement covering Wabush was entered into, which agreement was to expire on March

1, 1996. A new labor agreement was completed at Wabush Mines effective March 1, 1996 and will expire March 1, 1999.

         As of December 31, 1996, Northshore had 531 employees, of which 385 were hourly employees, none of whom are represented by a union.

         As of December 31, 1996, Cliffs Reduced Iron Management Company had 2 salaried employees.

         In addition, as of December 31, 1996, Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 280 salaried executive, managerial, administrative and technical employees.

         ENERGY. Electric power supply contracts between Wisconsin Electric Power Company ("WEPCo") and the Empire and Tilden Mines, entered into in December 1987, provide that WEPCo shall furnish electric power to these Mines, within specific demand limits, pursuant to price formulas. The term of these contracts covered ten years through 1997. In return for a substantial reduction in rates, the Tilden Mine converted a portion of its firm power contract to curtailable power beginning in 1993. In January, 1996, CCIC, as managing agent for the Empire and Tilden Mines, entered into new seven-year power supply contracts with WEPCo, which included the two years remaining on the previous contracts. Various terms and conditions of the power contracts were revised to better accommodate the operation of those Mines. The new power supply contracts became effective March 1, 1996.

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

         LTV Steel Mining Company completed reactivation of its power plant in 1992 and is currently generating the majority of its requirements, and an interchange agreement with Minnesota Power and Light provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. Effective May 1, 1995, the interchange agreement was extended to April 30, 2000 to provide additional backup power and other cost-effective services.

         Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore's energy requirements, has an interchange agreement with Minnesota Power and Light for backup power and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to the year 2011. Effective November 1, 1995, the interchange agreement was extended to October 31, 2000 to provide additional backup power and other cost-effective services.

         Wabush Mines owns a portion of the Twin Falls Hydro Generation facility which provides power for Wabush's mining operations in Newfoundland. A twenty year agreement with Newfoundland Power allows an interchange of water rights in return for the power needs for Wabush's mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

         The Company has contracts providing for the transport of natural gas for its North American iron ore operations. Several interruptions of supply of natural gas occurred during early 1996, requiring use of alternate fuels.

         Empire and Tilden Mines have the capability of burning natural gas, oil, or, to a lesser extent, coal. Wabush Mines has the capability of burning oil or, to a lesser extent, coal. Hibbing Taconite, Northshore and LTV Steel Mining Company have the capability of burning natural gas and oil. During 1996 the U.S. mines burned natural gas as their primary fuel due to favorable pricing. Wabush Mines used oil, supplemented with coal or coke breeze.

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

ITEM 3. LEGAL PROCEEDINGS.

Rio Tinto.
----------

     On July 21, 1993, CCIC and Cliffs Copper Corp, a subsidiary of the Company, each received Findings of Alleged Violation and Order from the Department of Conservation and Natural Resources, Division of Environmental Protection, State of Nevada. The Findings allege that tailings materials left at the Rio Tinto Mine, located near Mountain City, Nevada, are entering State waters which the State considers to be in violation of State water quality laws. The Rio Tinto Mine was operated by Cliffs Copper Corp from 1971 to 1975 and by other companies prior to 1971. The Order requires remedial action to eliminate water quality impacts. In 1996, CCIC and other responsible parties entered into an Administrative Order on Consent (AOC) with the Nevada Division of Environmental Protection (NDEP), which provides for the completion of remedial action to occur in 1996 and 1997. CCIC and the other responsible parties have entered into a Participation Agreement to equitably share the cost of the remediation. The total projected cost of remediation is $2,335,000 of which CCIC's share is $525,000.

Summitville.
------------

     On January 12, 1993, CCIC received from the United States Environmental Protection Agency a Notice of Potential Liability at the Summitville mine site, located at Summitville, Colorado, where CCIC, as one of three joint venturers, conducted an unsuccessful copper ore exploration activity from 1966 through 1969. On June 25, 1993, CCIC received from the U.S. EPA a Notice of Potential Involvement in certain portions of the Summitville mine site. The mine site has been listed on the National Priorities List under the Comprehensive Environmental Response Compensation and Liability Act. The Company conducted no production activities at the Summitville mine site. In 1996, CCIC and one of the other venturers reached a de minimis settlement agreement with U.S. EPA, which became final in February, 1997, on payment of the $700,000 settlement amount of which CCIC's share was $350,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                            Position with the Company
                              as of March 17, 1997
                              --------------------

          Name                                                                         Age
          ----                                                                         ---

       M. T. Moore                      Chairman, President and Chief                  62
                                         Executive Officer
       J. S. Brinzo                     Executive Vice President-Finance               55
       W. R. Calfee                     Executive Vice President-Commercial            50
       T. J. O'Neil                     Executive Vice President-Operations            56
       J. W. Sanders                    Senior Vice President-Technical                54
       A. S. West                       Senior Vice President-Sales                    60



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

    The business experience of the persons named above for the last five years is as follows:

        M. T. Moore         President and Chief Executive Officer, Company,
                                     January 1, 1987 to May 9, 1988.
                            Chairman,President and Chief Executive
                                     Officer, Company, May 10, 1988 to
                                     date.


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

        T. J. O'Neil        Senior Vice President-Technical, Company,
                                     November 18, 1991 to September 30, 1994.
                            Executive Vice President-CCI Operations and
                                     Technology, Company, October 1, 1994
                                     to September 30, 1995.
                            Executive Vice President-Operations, Company,
                                     October 1, 1995 to date.

        J. W. Sanders       Senior Vice President and General Manager,
                                     Copper Range Company,
                                     June, 1991 to June, 1994.
                            President and Chief Operating Officer, Copper
                                     Range Company, July, 1994 to
                                     September 30, 1995.
                            Senior Vice President-Technical, Company,
                                     October 1, 1995 to date.


        A. S. West          Senior Vice President-Sales, Company,
                                     July 1, 1988 to date.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1996 contained in the material under the headings, "Common Share Price Performance and Dividends", "Investor and Corporate Information" and "Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.


ITEM 6.  SELECTED FINANCIAL DATA.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1996 contained in the material under the headings, "Summary of Financial and Other Statistical Data" and "Notes to Consolidated Financial Statements", such information filed as a part hereof as Exhibits 13(j) and 13(g), respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1996 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", such information, filed as a part hereof as Exhibit 13(a).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1996 contained in the material under the headings "Statement of Consolidated Financial Position", "Statement of Consolidated Income", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Quarterly Results of Operations", such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information regarding Directors required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 24, 1997, from the material under the heading "Election of Directors". The information regarding executive officers required by this item is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

           The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 24, 1997 from the material under the headings "Executive Compensation (excluding the Compensation Committee Report on Executive Compensation)", "Pension Benefits", and the first seven paragraphs under "Agreements and Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 24, 1997, from the material under the heading "Securities Ownership of Management and Certain Other Persons".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)

           (1) and (2)-List of Financial Statements and Financial Statement Schedules.

           The following consolidated financial statements of the Company, included in the Annual Report to Security Holders for the year ended December 31, 1996, are incorporated herein by reference from Item 8 and made a part hereof:

           Statement of Consolidated Financial Position -
                                   December 31, 1996 and 1995
           Statement of Consolidated Income - Years ended
                                   December 31, 1996, 1995 and 1994
           Statement of Consolidated Cash Flows - Years ended
                                   December 31, 1996, 1995 and 1994
           Statement of Consolidated Shareholders' Equity - Years
                                   ended December 31, 1996, 1995 and 1994
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

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 1996.

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

CLEVELAND-CLIFFS INC

By: /s/ John E. Lenhard
  ----------------------------------------
   John E. Lenhard,
   Secretary and Assistant General Counsel

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures               Title                           Date
----------               -----                           ----

M. T. Moore              Chairman,                       March 26, 1997
                         President and Chief
                         Executive Officer and
                         Principal Executive Officer
                         and Director

J. S. Brinzo             Executive Vice President-       March 26, 1997
                         Finance and Principal
                         Financial Officer

R. Emmet                 Vice President and              March 26, 1997
                         Controller and Principal
                         Accounting Officer

R. S. Colman             Director                        March 26, 1997


J. D. Ireland, III       Director                        March 26, 1997

G. F. Joklik             Director                        March 26, 1997

E. B. Jones              Director                        March 26, 1997

F. R. McAllister         Director                        March 26, 1997

J. C. Morley             Director                        March 26, 1997

S. B. Oresman            Director                        March 26, 1997

J. H. Wade               Director                        March 26, 1997

A. W. Whitehouse         Director                        March 26, 1997

                          By: /s/ John E. Lenhard
                              -------------------------------------
                              (John E. Lenhard, as Attorney-in-Fact)


     Original powers of attorney authorizing Messrs. M. Thomas Moore, John S. Brinzo, Frank L. Hartman, and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

                                EXHIBIT INDEX


                                                                                             Pagination by
                                                                                               Sequential
Exhibit                                                                                        Numbering
Number                                                                                          System
------                                                                                          ------

                           Articles of Incorporation and By-Laws
                           of Cleveland-Cliffs Inc
                           -----------------------

3(a)                       Amended Articles of Incorporation of Cleveland
                           - Cliffs Inc (filed as Exhibit 3(a) to Form
                           10-K of Cleveland-Cliffs Inc filed on March 26,
                           1996 and incorporated by reference)                               Not Applicable

3(b)                       Regulations of Cleveland-Cliffs Inc (filed as
                           Exhibit 3(b) to Form 10-K of Cleveland-Cliffs
                           Inc filed on March 26, 1996 and incorporated by
                           reference)                                                        Not Applicable

                           Instruments defining rights of security
                           holders, including indentures
                           -----------------------------

4(a)                       Form of Common Stock Certificate                                  Filed Herewith

4(b)                       Rights Agreement, dated September 8, 1987, and
                           amended and restated as of November 19, 1991, by
                           and between Cleveland-Cliffs Inc and KeyBank National
                           Association (successor to Ameritrust Company
                           National Association) (filed as Exhibit 4(l) to
                           Form 10-K of Cleveland-Cliffs Inc filed on March
                           26, 1996 and incorporated by reference)                           Not Applicable

4(c)                       Credit Agreement, dated as of March 1, 1995 among
                           Cleveland-Cliffs Inc, the Banks named therein and
                           Chase Manhattan Bank, as Agent (successor to Chemical
                           Bank) (filed as Exhibit 4(o) to Form 10- K of
                           Cleveland-Cliffs Inc, filed on March 27, 1995 and
                           incorporated by reference)                                        Not Applicable

4(d)                       Amendment dated as of July 19, 1996, to the Credit
                           Agreement dated as of March 1, 1995, among Cleveland-
                           Cliffs Inc, the banks named therein and Chase Manhattan
                           Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of
                           Cleveland-Cliffs Inc filed on November 13, 1996 and
                           incorporated by reference)                                        Not Applicable


4(e)                      Note Agreement, dated as of December 15, 1995 among
                          Cleveland-Cliffs Inc and each of the Purchasers named
                          in Schedule I thereto (filed as Exhibit 4(n) to
                          Form 10-K of Cleveland-Cliffs Inc filed on March 26,
                          1996 and incorporated by reference)                               Not Applicable


                          Material Contracts
                          ------------------

10(a)                   * Cleveland-Cliffs Inc Supplemental Retirement Benefit
                          Plan Amended and Restated, effective January 1, 1995
                          (filed as Exhibit 10(b) to Form 10-Q of Cleveland-
                          Cliffs Inc filed on May 2, 1995 and incorporated by
                          reference)                                                        Not Applicable

10(b)                   * The Cleveland-Cliffs Iron Company Plan for Deferred
                          Payment of Directors' Fees, dated as of July 1, 1981,
                          assumed by Cleveland-Cliffs Inc effective July 1, 1985
                          (filed as Exhibit 10(b) to Form 10-K of Cleveland-
                          Cliffs Inc filed on March 26, 1996 and incorporated
                          by reference)                                                     Not Applicable

10(c)                   * Amendment No. 1 to Cleveland-Cliffs Inc Plan for
                          Deferred Payment of Directors' Fees, dated March
                          9, 1992 (filed as Exhibit 10(c) to Form 10-K of
                          Cleveland-Cliffs Inc filed on March 26, 1996 and
                          incorporated by reference)                                        Not Applicable

10(d)                   * Form of contingent employment agreements with
                          certain executive officers                                        Filed Herewith

10(e)                   * Cleveland-Cliffs Inc and Subsiiaries Management
                          Performance Incentive Plan, dated as of January
                          1, 1994 (Summary Description) ( filed as Exhibit
                          10(g) to Form 10-K of Cleveland-Cliffs Inc filed
                          on March 27, 1995 and incorporated by reference)                  Not Applicable

---------------------------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(f)                     Instrument of Assignment and Assumption dated as of
                          July 1, 1985, by and between The Cleveland- Cliffs
                          Iron Company and Cleveland-Cliffs Inc (filed as Exhibit
                          10(i) to Form 10-K of Cleveland-Cliffs Inc filed on
                          March 26, 1996 and incorporated by reference)                     Not Applicable

10(g)                     Form of indemnification agreements with directors
                          (filed as Exhibit 10(j) to Form 10-K of Cleveland-
                          Cliffs Inc filed on March 26, 1996 and incorporated by
                          reference)                                                        Not Applicable

10(h)                   * Cleveland-Cliffs Inc 1987 Incentive Equity Plan,
                          effective as of April 29, 1987                                    Filed Herewith

10(i)                   * Cleveland-Cliffs Inc 1992 Incentive Equity Plan
                          and Form of Stock Option Agreement for
                          Nonemployee Directors, effective as of April 14,
                          1992                                                              Filed Herewith

10(j)                   * Amended and Restated Cleveland-Cliffs Inc Retirement
                          Plan for Non-Employee Directors effective as of July
                          1, 1995 (filed as Exhibit 10(a) to Form 10-Q of
                          Cleveland-Cliffs Inc filed on November 13, 1996 and
                          incorporated by reference)                                        Not Applicable

10(k)                   * Amended and Restated Trust Agreement No. 1 dated as of
                          March 9, 1992, by and between Cleveland- Cliffs Inc
                          and Key Trust Company of Ohio, N.A. (successor
                          trustee to Society National Bank) with respect to the
                          Supplemental Retirement Benefit Plan and certain
                          contingent employment agreements (filed as Exhibit
                          10(n) to Form 10-K of Cleveland-Cliffs Inc filed on
                          March 26, 1996 and incorporated by reference)                     Not Applicable

10(l)                   * Amended and Restated Trust Agreement No. 2 dated as of
                          March 9, 1992, by and between Cleveland- Cliffs Inc and
                          Key Trust Company of Ohio, N.A. (successor trustee to
                          Society National Bank) with respect to the Severance
                          Pay Plan for Key Employees of Cleveland-Cliffs Inc and
                          certain contingent employment agreements (filed as
                          Exhibit 10(o) to Form 10-K of Cleveland-Cliffs Inc
                          filed on March 26, 1996 and incorporated by reference)            Not Applicable

---------------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(m)                  * Trust Agreement No. 4 dated as of October 28, 1987, by
                         and between Cleveland-Cliffs Inc and Key Trust Company
                         of Ohio, N.A. (successor trustee to Society National
                         Bank) with respect to the Plan for Deferred Payment of
                         Directors' Fees (filed as Exhibit 10(p) to Form 10-K
                         of Cleveland-Cliffs Inc filed on March 26, 1996 and
                         incorporated by reference)                                         Not Applicable

10(n)                  * First Amendment to Trust Agreement No. 4 dated as
                         of April 9, 1991, by and between Cleveland-Cliffs
                         Inc and Key Trust Company of Ohio, N.A.
                         (successor trustee to Society National Bank) and
                         Second Amendment to Trust Agreement No. 4 dated
                         as of March 9, 1992 by and between Cleveland-
                         Cliffs Inc and Key Trust Company of Ohio, N.A.
                         (successor trustee to Society National Bank)
                         (filed as Exhibit 10(q) to Form 10-K of
                         Cleveland-Cliffs Inc filed on March 26, 1996 and
                         incorporated by reference)                                         Not Applicable

10(o)                  * Trust Agreement No. 5 dated as of October 28, 1987,
                         by and between Cleveland-Cliffs Inc and Key Trust
                         Company of Ohio, N.A. (successor trustee to
                         Society National Bank) with respect to the Cleveland-
                         Cliffs Inc Voluntary Non-Qualified Deferred
                         Compensation Plan (filed as Exhibit 10(r) to Form
                         10-K of Cleveland-Cliffs Inc filed on March 26, 1996
                         and incorporated by reference)                                     Not Applicable

10(p)                  * First Amendment to Trust Agreement No. 5 dated as
                         of May 12, 1989, by and between Cleveland-Cliffs
                         Inc and Key Trust Company of Ohio, N.A.
                         (successor trustee to Society National Bank),
                         Second Amendment to Trust Agreement No. 5 dated
                         as of April 9, 1991 by and between Cleveland-
                         Cliffs Inc and Key Trust Company of Ohio, N.A.
                         (successor trustee to Society National Bank) and
                         Third Amendment to Trust Agreement No. 5 dated as
                         of March 9, 1992, by and between Cleveland-Cliffs
                         Inc and Key Trust Company of Ohio, N.A.
                         (successor trustee to Society National Bank)
                         (filed as Exhibit 10(s) to Form 10-K of
                         Cleveland-Cliffs Inc filed on March 26, 1996 and
                         incorporated by reference)                                         Not Applicable

---------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10 (q)                * Fourth Amendment to Trust Agreement No. 5, dated
                        November 18, 1994, by and between Cleveland-Cliffs
                        Inc and Key Trust Company of Ohio, N.A. (successor
                        trustee to Society National Bank) (filed as Exhibit
                        10(dd) to Form 10-K of Cleveland-Cliffs Inc filed
                        on March 27, 1995 and incorporated by reference)                    Not Applicable

10(r)                 * Amended and Restated Trust Agreement No. 6 dated as of
                        March 9, 1992, by and between Cleveland-Cliffs Inc and
                        Key Trust Company of Ohio, N.A. (successor
                        trustee to Society National Bank) with respect to
                        certain indemnification agreements with directors and
                        certain officers (filed as Exhibit 10(t) to Form
                        10-K of Cleveland-Cliffs Inc filed on March 26, 1996
                        and incorporated by reference)                                      Not Applicable

10(s)                 * Trust Agreement No. 7 dated as of April 9, 1991,
                        by and between Cleveland-Cliffs Inc and Key Trust
                        Company of Ohio, N.A. (successor trustee to
                        Society National Bank) with respect to the
                        Cleveland-Cliffs Inc Supplemental Retirement
                        Benefit Plan, as amended by First Amendment to
                        Trust Agreement No. 7 (filed as Exhibit 10(u) to
                        Form 10-K of Cleveland-Cliffs Inc filed on March
                        26, 1996 and incorporated by reference)                             Not Applicable

10(t)                 * Second Amendment to Trust Agreement No. 7, dated
                        November 18, 1994, by and between Cleveland-Cliffs
                        Inc and Key Trust Company of Ohio, N.A. (successor
                        trustee to Society National Bank) (filed as Exhibit
                        10(ee) to Form 10-K of Cleveland-Cliffs Inc filed
                        on March 27, 1995 and incorporated by reference)                    Not Applicable

10(u)                 * Trust Agreement No. 8 dated as of April 9, 1991,
                        by and between Cleveland-Cliffs Inc and Key Trust
                        Company of Ohio, N.A. (successor trustee to
                        Society National Bank) with respect to the
                        Cleveland-Cliffs Inc Retirement Plan for Non-
                        Employee Directors, as amended by First Amendment
                        to Trust Agreement No. 8 (filed as Exhibit 10(v)
                        to Form 10-K of Cleveland-Cliffs Inc filed on
                        March 26, 1996 and incorporated by reference)                       Not Applicable

10(v)                   Trust Agreement No. 9, dated as of November 20,
                        1996, by and between Cleveland-Cliffs Inc and Key
                        Trust Company of Ohio, N.A. with respect to the
                        Cleveland-Cliffs Inc Nonemployee Directors'
                        Supplemental Compensation Plan                                      Filed Herewith

-----------------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(w)                   Trust Agreement No. 10, dated as of November 20,
                        1996, by and between Cleveland-Cliffs Inc and Key
                        Trust Company of Ohio, N.A. with respect to the
                        Cleveland-Cliffs Inc Nonemployee Directors'
                        Compensation Plan                                                   Filed Herewith

10(x)                 * Severance Pay Plan for Key Employees of
                        Cleveland-Cliffs Inc, effective as of February 1,
                        1992                                                                Filed Herewith

10(y)                 * First Amendment to Severance Pay Plan for Key
                        Employees of Cleveland-Cliffs Inc, dated November
                        18, 1994 (filed as Exhibit 10(y) to Form 10-K of
                        Cleveland-Cliffs Inc filed on March 27, 1995 and
                        incorporated by reference)                                          Not Applicable

10(z)                 * Cleveland-Cliffs Inc Voluntary Non-Qualified
                        Deferred Compensation Plan, Amended and Restated
                        as of December 1, 1996                                              Filed Herewith

10(aa)                * Cleveland-Cliffs Inc Long-Term Performance Share
                        Program, dated as of January 1, 1996                                Filed Herewith

10(bb)                * Cleveland-Cliffs Inc Nonemployee Directors Supplemental
                        Compensation Plan, effective as of July 1, 1995
                        (filed as Exhibit 10(b) to Form 10-Q of
                        Cleveland-Cliffs Inc filed November 13, 1996 and
                        incorporated by reference)                                          Not Applicable

10(cc)                * Cleveland-Cliffs Inc Nonemployee Directors' Compensation
                        Plan effective as of July 1, 1996 (filed as Appendix A
                        to Proxy Statement of Cleveland-Cliffs Inc
                        filed on March 25, 1996 and incorporated by reference)              Not Applicable

10(dd)                * First Amendment to Cleveland-Cliffs Inc
                        Nonemployee Directors' Compensation Plan, effective as
                        of November 12, 1996                                                Filed Herewith

10(ee)                  Stock Purchase Agreement, dated as of September 30,
                        1994, among Cleveland-Cliffs Inc, Cliffs Minnesota
                        Minerals Company and Cyprus Amax Minerals Company
                        (filed as Exhibit 2 to Form 8-K of Cleveland-Cliffs
                        Inc filed on October 13, 1994 and incorporated by
                        reference, and to which certain portions of which were
                        accorded "Confidential Information" pursuant to order
                        of the Securities and Exchange Commission, dated
                        December 21, 1994)                                                  Not Applicable

11                      Statement re computation of per share earnings                      Filed Herewith
                                                                                            (Page 27-28)

-------------------------------


* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

13             Selected portions of 1996 Annual Report to
               Security Holders

13(a)             Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                    Filed Herewith
                                                                  (Page 29-39)

13(b)             Report of Independent Auditors                Filed Herewith
                                                                  (Page 40)

13(c)             Statement of Consolidated Financial
                  Position                                      Filed Herewith
                                                                  (Page 41-42)

13(d)             Statement of Consolidated Income              Filed Herewith
                                                                  (Page 43)

13(e)             Statement of Consolidated Cash Flows          Filed Herewith
                                                                  (Page 44)

13(f)             Statement of Consolidated Shareholders'
                  Equity                                        Filed Herewith
                                                                  (Page 45)

13(g)             Notes to Consolidated Financial Statements    Filed Herewith
                                                                  (Page 46-63)

13(h)             Quarterly Results of Operations/Common
                  Share Price Performance and Dividends         Filed Herewith
                                                                  (Page 64)

13(i)             Investor and Corporate Information            Filed Herewith
                                                                  (Page 65)

13(j)             Summary of Financial and Other Statistical
                  Data                                          Filed Herewith
                                                                  (Page 66-67)

21             Subsidiaries of the registrant                   Filed Herewith
                                                                  (Page 68-70)

23             Consent of independent auditors                  Filed Herewith
                                                                  (Page 71)

24             Power of Attorney                                Filed Herewith
                                                                  (Page 72)
27             Consolidated Financial Data Schedule submitted
               for Securities and Exchange Commission           --
               information

99             Additional Exhibits

99(a)             Schedule II - Valuation and Qualifying
                  Accounts                                      Filed Herewith
                                                                  (Page 73)