Form 10-Q
period 1997-03-31
CLEVELAND CLIFFS INC
filed 1997-05-09
CIK 764065

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______ .
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


As of May 6, 1997, there were 11,366,478 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME




                                                                     (In Millions,
                                                                      Except Per
                                                                     Share Amounts)
                                                                      Three Months
                                                                     Ended March 31,
                                                                    ----------------
                                                                      1997      1996
                                                                    -------    ------

REVENUES:
     Product sales and services                                       $20.5    $47.9
     Royalties and management fees                                      8.3      9.2
                                                                     ------   ------
         Total operating revenues                                      28.8     57.1
     Investment income (securities)                                     2.2      2.2
     Other income                                                       0.3      0.5
                                                                     ------   ------
                                                  TOTAL REVENUES       31.3     59.8

COSTS AND EXPENSES:
     Cost of goods sold and operating expenses                         21.0     46.7
     Administrative, selling and general expenses                       3.7      3.8
     Interest expense                                                   0.9      1.2
     Other expenses                                                     1.3      2.8
                                                                     ------   ------
                                        TOTAL COSTS AND EXPENSES       26.9     54.5
                                                                     ------   ------

INCOME BEFORE INCOME TAXES                                              4.4      5.3

INCOME TAXES
    Currently payable                                                   0.6      1.4
    Deferred                                                            0.8      0.3
                                                                     ------   ------
                                              TOTAL INCOME TAXES        1.4      1.7
                                                                     ------   ------

NET INCOME                                                             $3.0     $3.6
                                                                     ======   ======

INCOME PER COMMON SHARE                                               $0.26    $0.30
                                                                     ======   ======







See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                                     (In Millions)
                                                                                -----------------------
                                                                                March 31,  December 31,
                                        ASSETS                                      1997      1996
                                        ------                                  -----------------------
CURRENT ASSETS
     Cash and cash equivalents                                                      $98.3    $152.3
     Marketable securities                                                           15.6      17.1
                                                                                   ------    ------
                                                                                    113.9     169.4
     Accounts receivable - net                                                       32.8      70.2
     Inventories:
         Finished products                                                           91.0      28.7
         Work in process                                                              0.9       0.9
         Supplies                                                                    14.5      15.4
                                                                                   ------    ------
                                                                                    106.4      45.0
     Deferred income taxes                                                            4.4       4.4
     Other                                                                           11.0      11.8
                                                                                   ------    ------
                                                          TOTAL CURRENT ASSETS      268.5     300.8

PROPERTIES                                                                          270.1     269.3
     Less allowances for depreciation and depletion                                (141.0)   (141.6)
                                                                                   ------    ------
                                                              TOTAL PROPERTIES      129.1     127.7

INVESTMENTS IN ASSOCIATED COMPANIES                                                 169.0     161.9

OTHER ASSETS
     Long-term investments                                                           10.6      10.8
     Deferred income taxes                                                           10.9      11.9
     Prepaid Pensions                                                                36.6      34.8
     Other                                                                           22.9      25.8
                                                                                   ------    ------
                                                            TOTAL OTHER ASSETS       81.0      83.3
                                                                                   ------    ------
                                                                  TOTAL ASSETS     $647.6    $673.7
                                                                                   ======    ======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES                                                                 $86.4    $105.5

LONG-TERM OBLIGATIONS                                                                70.0      70.0

POSTEMPLOYMENT BENEFIT LIABILITIES                                                   71.0      67.5

RESERVE FOR CAPACITY RATIONALIZATION                                                  6.8      15.5

OTHER LIABILITIES                                                                    44.4      44.6

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - No Par Value
             Authorized - 500,000 shares; Issued - None                              --        --
         Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None                            --        --
     Common Shares - Par Value $1 a share
         Authorized - 28,000,000 shares                                              16.8      16.8
         Issued - 16,827,941 shares
     Capital in excess of par value of shares                                        69.6      68.8
     Retained income                                                                431.3     432.0
     Foreign currency translation adjustments                                         0.1       0.1
     Net unrealized (loss) on marketable securities                                  (0.6)     (1.0)
     Cost of 5,450,619 Common Shares in treasury
     (1996 - 5,458,224)                                                            (142.9)   (142.5)
     Unearned Compensation                                                           (5.3)     (3.6)
                                                                                   ------    ------
                                                    TOTAL SHAREHOLDERS' EQUITY      369.0     370.6
                                                                                   ------    ------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $647.6    $673.7
                                                                                   ======    ======

See notes to financial statements
                                        3

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                                          Increase (Decrease)
                                                                                           in Cash and Cash
                                                                                           Equivalents for
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                             (In Millions)
                                                                                       -----------------------
                                                                                          1997         1996
                                                                                       ---------      --------
OPERATING ACTIVITIES
     Net income                                                                           $3.0        $3.6
     Depreciation and amortization:
         Consolidated                                                                      1.7         1.7
         Share of associated companies                                                     2.8         2.6
     Provision for deferred income taxes                                                   0.8         0.3
     Increase (decrease) in capacity rationalization reserve                              (8.6)        1.6
     Other                                                                                 1.3        (0.6)
                                                                                        ------      ------
                         Total Before Changes in Operating Assets and Liabilities          1.0         9.2
     Changes in operating assets and liabilities                                         (38.5)      (22.3)
                                                                                        ------      ------
                                          NET CASH (USED BY) OPERATING ACTIVITIES        (37.5)      (13.1)

INVESTMENT ACTIVITIES
     Capital expenditures:
         Consolidated                                                                     (3.1)       (2.4)
         Share of associated companies                                                   (10.3)       (1.7)
     Other                                                                                 2.3        --
                                                                                        ------      ------
                                         NET CASH (USED BY) INVESTMENT ACTIVITIES        (11.1)       (4.1)

FINANCING ACTIVITIES
     Dividends                                                                            (3.7)       (3.8)
     Repurchases of common stock                                                          (1.7)       --
                                                                                        ------      ------
                                          NET CASH (USED BY) FINANCING ACTIVITIES         (5.4)       (3.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   --           0.2
                                                                                        ------      ------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (54.0)      (20.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         152.3       139.9
                                                                                        ------      ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $98.3      $119.1
                                                                                        ======      ======

Taxes paid on income                                                                      $1.4        $0.7
Interest paid on debt obligations                                                         $ --        $ --




See notes to financial statements

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1996 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited financial statements present fairly the Company's financial position and results in accordance with generally accepted accounting principles.

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

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

         In February, 1997, the Financial Standards Board issued Statement 128, "Earnings per Share", which simplifies the standards for computing earnings per share and makes them comparable to international standards. Under the new requirements, basic earnings per share is expected to approximate currently reported earnings per share and the impact of the diluted earnings per share calculation is not expected to be material under the Company's present capital structure. This Statement is effective for years ending after December 15, 1997. Early application is not permitted.

         In February, 1997, the Financial Accounting Standards Board issued Statement 129, "Disclosure of Information about Capital Structure", which is effective for years ending after December 15, 1997. It contains no change in disclosure requirements for the Company.

         In October, 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," the purpose of which is to improve the manner in which existing authoritative accounting literature is applied in recognizing, measuring and disclosing environmental remediation liabilities. The adoption of this statement in the first quarter of 1997 did not have a significant effect on recorded earnings.

NOTE C - ENVIRONMENTAL RESERVES

         The Company has a formal code of environmental conduct which promotes environmental protection and restoration. The Company's obligations for known environmental problems at active mining operations, idle and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with generally accepted accounting principles. Estimates may change as additional information becomes available. Actual costs incurred may vary from the estimates due to the inherent uncertainties involved. Any potential insurance recoveries have not been reflected in the determination of the financial reserves.

         At March 31, 1997, the Company has an environmental reserve, including its share of the environmental obligations of associated companies, of $23.6 million, of which $3.5 million is current. The reserve includes the Company's obligations related to:

         - Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow.

         - Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota, acquired on September 30, 1994. The Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the purchase.

         - Other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


COMPARISON OF FIRST QUARTER - 1997 AND 1996
-------------------------------------------

         Earnings for the first quarter of 1997 were $3.0 million, or $.26 per share. In the first quarter of 1996, earnings were $3.6 million, or $.30 per share. First quarter results are traditionally not representative of annual results due to seasonally low shipments on the Great Lakes.

         The $.6 million decrease in first quarter earnings was mainly due to lower North American sales volume, partly offset by a non-recurring $.5 million charge in 1996 for an insurance deductible on an ore train derailment and by lower interest expense.

         The Savage River Mine, which terminated all activities as planned in March, recorded pre-tax earnings of $3.7 million in the first quarter of 1997. Comparable first quarter 1996 earnings were $3.5 million.

                                  *    *    *

         The Company's managed mines in North America produced 9.6 million tons of iron ore pellets in the first quarter, up from 9.0 million tons in 1996. The Company's share of North American production was 2.6 million tons in the first quarter of 1997 versus 2.5 million tons in 1996. Winter weather was unusually severe in the first quarter of 1996.

         The Company's North American iron ore pellet sales in the first quarter of 1997 were 264,000 tons versus 1.0 million tons in 1996. The decrease reflected the March, 1996 shutdown of McLouth Steel Products Corporation, which had traditionally purchased consigned ore during the winter months, and lower shipments at the end of the recent 1996-1997 shipping season.

LIQUIDITY

         At March 31, 1997, the Company had cash and marketable securities of $113.9 million. Since December 31, 1996, cash and marketable securities have decreased $55.5 million primarily due to increased working capital, $38.5 million, and project investments and capital expenditures, $13.4 million (including investment in a reduced iron joint venture in Trinidad and Tobago, $9.8 million), payments associated with closing Savage River Mines and transferring related assets and liabilities, $8.6 million, dividends, $3.7 million, and repurchases of common stock, $1.7 million, partially offset by cash flow from operations, $7.6 million.

         Capital additions and replacements at the six Company-managed mines in North America are expected to total approximately $76 million in 1997. The Company's share of such 1997 expenditures is expected to approximate $25 million.

         In 1996, the Company announced an international joint venture (with LTV Corporation and Lurgi AG of Germany), located in Trinidad and Tobago, to produce and market premium quality reduced iron briquettes to the steel industry. The Company's share of capital expenditures is estimated to be $70 million, of which $18.7 million has been spent through March 31, 1997 and $40 million is expected to be spent in the remainder of 1997. No project financing will be used. Start-up is expected to occur in the fourth quarter 1998.

         Cliffs and Associates Limited, the venture company, has entered into forward currency exchange contracts to hedge the Deutsche Mark as part of the construction project. The purpose of the contracts is to manage the risk of exchange rate fluctuations with respect to a portion of project construction costs denominated in the Deutsche Mark. The Company's share of outstanding contracts, which have varying maturity dates to June 1, 1998, have an aggregate contract value of $8.1 million and an aggregate estimated fair value of $7.1 million, at March 31, 1997.

         The Company anticipates further investment in reduced iron projects.

         Under the Company's program to repurchase up to 1,000,000 of its common shares in the open market or in negotiated transactions, the Company has repurchased 821,900 shares through April 30, 1997, at a total cost of $32.0 million.

         The UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan have assigned responsibility to the Company for premium payments with respect to retirees, dependents, and "orphans" (unassigned beneficiaries) under the Coal Industry Retiree Health Benefit Act of 1992. The Company is making premium payments under protest and is contesting the assignments that it believes are incorrect. At March 31, 1997, the Company's coal retiree reserve was $10.1 million, of which $.9 million is expected to be paid in 1997 ($1.3 million to be spent, less $.4 million received in April, 1997 as a refund of contested premiums).

CAPITALIZATION
--------------

         The Company has $70.0 million of senior unsecured notes outstanding with a group of private investors. The notes, which have a fixed interest rate of 7.0 percent, are due in December, 2005. In addition, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement which expires on March 1, 2001. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at March 31, 1997, was estimated at $65.7 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:


                                           1997                     1996                      1995
                                        ----------               ----------                -------

               March 31                 11,377,322               11,832,767                12,031,392
               June 30                                           11,614,517                11,892,092
               September 30                                      11,367,717                11,898,467
               December 31                                       11,369,717                11,829,267


AUSTRALIAN OPERATIONS
---------------------

         On March 26, 1997 the remaining assets (including $8.6 million in cash) of Savage River Mines and all related environmental and rehabilitation obligations were transferred to the Tasmanian government. The release from these obligations includes not only release from previously identified environmental and rehabilitation obligations but also release from any such obligations that may be asserted in the future, whether presently known or unknown.

         Estimated costs associated with the planned closure of Savage River Mines, including estimates of previously agreed environmental and rehabilitation obligations, had been fully provided for in the Capacity Rationalization Reserve. In light of the completion of the transaction with the Tasmanian government, the Company is reviewing the Capacity Rationalization Reserve as it relates to the continuing liabilities associated with winding up Savage River Mines.

OTHER DEVELOPMENTS
------------------

         On March 13, 1997, the Company announced the acquisition of Inland Steel Company's 15 percent interest in the Wabush Mines iron ore joint venture in Canada for $15 million, effective January 1, 1997. The acquisition raises the Company's interest in the Company-managed venture to 22.8 percent. The additional interest represents approximately 900,000 tons of capacity, raising the Company's Wabush capacity share to 1.4 million tons per year. Subject to the first refusal rights of the other participants which are due to expire in the second quarter of 1997, closing is anticipated to occur at the end of June, 1997.

         Separately, the Company revised existing sales arrangements with Inland to supply Inland's pellet requirements beyond its 40 percent ownership in the Company-managed Empire Mine in Michigan and Inland's wholly-owned Minorca Mine in Minnesota. Sales to Inland under this new 10-year contract are expected to range between 800,000 and 900,000 tons in 1997.

OUTLOOK FOR 1997
----------------

         Steel markets in the U.S. and Canada continue to be strong with producers reporting full order books, high operating rates and good shipment levels. Steel prices have shown improvement but analysts speculate that prices could weaken later in the year as new electric furnace steelmaking capacity comes on-line. Steel imports are also an increasing concern due to unfair trading practices and the rising value of the U.S. dollar.

         The six North American mines managed by the Company are operating on a schedule that would produce 41.5 million tons of iron ore for the year 1997 versus 39.9 million tons in 1996. However, this schedule is subject to change due to factors such as revised production nominations, market conditions, unplanned outages, and energy availability.

BUSINESS RISK
-------------

         The North American integrated steel industry has experienced high operating rates in recent years. Most steel company partners and customers of the Company have improved their financial condition due to improved operating results and increased equity capital. However, the integrated steel industry continues to have relatively high fixed costs and obligations.

         The improvement in most integrated steel companies' financial positions has reduced the major business risk faced by the Company, i.e., the potential financial failure and shutdown of one or more of its significant customers or partners, with the resulting loss of ore sales or royalty and management fee income. However, if any such shutdown were to occur without mitigation through replacement sales or cost reduction, it would represent a significant adverse financial development to the Company.

FORWARD-LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it.

         The Company's dominant business is the production and sale of iron ore pellets, which is subject to the cyclical nature of the integrated steel industry. Factors that could cause the Company's actual results to be materially different from projected results include the following:

         - Changes in the financial condition of integrated steel company partners and customers;

         -    Domestic or international economic and political conditions;

         -    Unanticipated geological conditions or ore processing changes;

         -    Substantial changes in imports of steel or iron ore;

         -    Development of alternative steel-making technologies;

         - Displacement of integrated steel production by electric furnace production;

         -    Displacement of steel by competitive materials;

         -    Energy costs and availability;

         -    Labor contract negotiations;

         -    Changes in individual customers' iron ore requirements;

         - Changes in tax laws directly affecting mineral exploration and development;

         - Changes in laws, regulations or enforcement practices governing environmental site remediation requirements and the technology available to complete required remediation. Additionally, the impact of inflation, the identification and financial condition of other responsible parties, as well as the number of sites and quantity and type of material to be removed, may significantly affect estimated environmental remediation liabilities;

         - Changes in laws, regulations or enforcement practices governing compliance with environmental and safety standards at operating locations; and,

         - Accounting principles or policies imposed by the Financial Accounting Standards Board or the Securities and Exchange Commission.

              The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      List of Exhibits - Refer to Exhibit Index on page 12.
         (b) There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CLEVELAND-CLIFFS INC



Date      May 9, 1997                 By  /s/ J. S. Brinzo
     ----------------------             ------------------
                                         J. S. Brinzo
                                         Executive Vice President-Finance and
                                         Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number                                    Exhibit
-------             ------------------------------------------------------               ---------

  10(a)             Form of Instrument of Amendment of Nonqualified Stock                Filed
                    Option Agreements for Nonemployee Directors, dated                   Herewith
                    as of March 17, 1997

  11                Statement re computation of earnings per share                       Filed
                                                                                         Herewith

  27                Consolidated Financial Data Schedule submitted for                     ---
                    Securities and Exchange Commission information only