Form 10-Q
period 1997-06-30
CLEVELAND CLIFFS INC
filed 1997-08-13
CIK 764065

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______ .
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

As of August 4, 1997, there were 11,379,448 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME


                                                                        (In Millions, Except Per Share Amounts)
                                                                     --------------------------------------------
                                                                        Three Months              Six Months
                                                                       Ended June 30,           Ended June 30,
                                                                     --------------------    -------------------
                                                                      1997         1996       1997        1996
                                                                     -------     -------     -------     -------
REVENUES:
     Product sales and services                                      $ 102.7     $ 122.9     $ 123.2     $ 170.8
     Royalties and management fees                                      12.4        13.4        20.7        22.6
                                                                     -------     -------     -------     -------
         Total operating revenues                                      115.1       136.3       143.9       193.4
     Investment income (securities)                                      1.2         1.6         3.4         3.8
     Recovery of excess closedown provision                              4.3                     4.3
     Property damage claim recovery                                                  2.0                     2.0
     Other income                                                        1.5         0.9         1.8         1.4
                                                                     -------     -------     -------     -------
                                                  TOTAL REVENUES       122.1       140.8       153.4       200.6

COSTS AND EXPENSES:
     Cost of goods sold and operating expenses                          96.1       106.2       117.1       152.9
     Administrative, selling and general expenses                        3.5         3.7         7.2         7.5
     Interest expense                                                    0.8         1.2         1.7         2.4
     Other expenses                                                      2.2         1.9         3.5         4.7
                                                                     -------     -------     -------     -------
                                        TOTAL COSTS AND EXPENSES       102.6       113.0       129.5       167.5
                                                                     -------     -------     -------     -------

INCOME BEFORE INCOME TAXES                                              19.5        27.8        23.9        33.1

INCOME TAXES
    Currently payable                                                    2.7         8.2         3.3         9.6
    Deferred                                                             3.9         1.8         4.7         2.1
                                                                     -------     -------     -------     -------
                                              TOTAL INCOME TAXES         6.6        10.0         8.0        11.7
                                                                     -------     -------     -------     -------

NET INCOME                                                           $  12.9     $  17.8     $  15.9     $  21.4
                                                                     =======     =======     =======     =======

NET INCOME PER COMMON SHARE                                          $  1.14     $  1.52     $  1.40     $  1.82
                                                                     =======     =======     =======     =======


See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION




                                                                            (In Millions)
                                                                     -----------------------
                                                                     June 30,   December 31,
                      ASSETS                                           1997       1996
                      ------                                          ------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                        $ 61.5      $165.4
     Marketable securities                                                           4.0
                                                                      ------      ------
                                                                        61.5       169.4
     Accounts receivable - net                                          61.8        70.2
     Inventories:
         Finished products                                              91.7        28.7
         Work in process                                                 0.7         0.9
         Supplies                                                       14.9        15.4
                                                                      ------      ------
                                                                       107.3        45.0
     Federal income taxes                                                6.9         4.4
     Other                                                              11.2        11.8
                                                                      ------      ------
                                 TOTAL CURRENT ASSETS                  248.7       300.8

PROPERTIES                                                             272.0       269.3
     Less allowances for depreciation and depletion                   (142.6)     (141.6)
                                                                      ------      ------
                                 TOTAL PROPERTIES                      129.4       127.7

INVESTMENTS IN ASSOCIATED COMPANIES                                    196.4       161.9

OTHER ASSETS
     Long-term investments                                              11.9        10.8
     Deferred income taxes                                               6.2        11.9
     Prepaid pensions                                                   38.3        34.8
     Other                                                              23.8        25.8
                                                                      ------      ------
                                 TOTAL OTHER ASSETS                     80.2        83.3
                                                                      ------      ------
                                 TOTAL ASSETS                         $654.7      $673.7
                                                                      ======      ======

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES                                                   $ 81.2      $105.5

LONG-TERM OBLIGATIONS                                                   70.0        70.0

POSTEMPLOYMENT BENEFIT LIABILITIES                                      70.5        67.5

RESERVE FOR CAPACITY RATIONALIZATION                                     6.2        15.5

OTHER LIABILITIES                                                       48.2        44.6

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - No Par Value
             Authorized - 500,000 shares; Issued - None                 --          --
         Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None               --          --
     Common Shares - Par Value $1 a share
         Authorized - 28,000,000 shares                                 16.8        16.8
         Issued - 16,827,941 shares
     Capital in excess of par value of shares                           67.3        68.8
     Retained income                                                   440.5       432.0
     Foreign currency translation adjustments                            0.3         0.1
     Net unrealized gain (loss) on marketable securities                 0.3        (1.0)
     Cost of 5,453,493 Common Shares in treasury
     (1996 - 5,458,224)                                               (143.2)     (142.5)
     Unearned Compensation                                              (3.4)       (3.6)
                                                                      ------      ------
                                       TOTAL SHAREHOLDERS' EQUITY      378.6       370.6
                                                                      ------      ------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $654.7      $673.7
                                                                      ======      ======

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                     Increase (Decrease)
                                                                                      in Cash and Cash
                                                                                      Equivalents for
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                       (In Millions)
                                                                                    ----------------------
                                                                                       1997        1996
                                                                                     --------    -------
OPERATING ACTIVITIES
     Net income                                                                       $ 15.9      $ 21.4
     Depreciation and amortization:
         Consolidated                                                                    3.5         3.2
         Share of associated companies                                                   6.0         5.4
     Provision for deferred income taxes                                                 4.8         2.1
     Increase (decrease) in capacity rationalization  reserve                          (14.8)        1.5
     Other                                                                              (0.7)       (0.1)
                                                                                      ------      ------
                         Total Before Changes in Operating Assets and Liabilities       14.7        33.5
     Changes in operating assets and liabilities                                       (75.3)      (44.8)
                                                                                      ------      ------
                                            NET CASH USED BY OPERATING ACTIVITIES      (60.6)      (11.3)

INVESTMENT ACTIVITIES
     Capital expenditures:
         Consolidated                                                                   (5.0)       (4.0)
         Share of associated companies                                                 (19.2)       (7.4)
         Purchase of Wabush interest                                                   (15.0)       --
     Other                                                                               4.8        --
                                                                                      ------      ------
                                           NET CASH USED BY INVESTMENT ACTIVITIES      (34.4)      (11.4)

FINANCING ACTIVITIES
     Dividends                                                                          (7.4)       (7.6)
     Repurchases of common shares                                                       (1.7)       (8.8)
                                                                                      ------      ------
                                            NET CASH USED BY FINANCING ACTIVITIES       (9.1)      (16.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  0.2         0.2
                                                                                      ------      ------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (103.9)      (38.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       165.4       148.8
                                                                                      ------      ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 61.5      $109.9
                                                                                      ======      ======

Income taxes paid                                                                     $ 10.7      $  9.9
Interest paid on debt obligations                                                     $  2.5      $  2.4




See notes to financial statements

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

         In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings per Share", which simplifies the standards for computing earnings per share and makes them comparable to international standards. Under the new requirements, basic earnings per share is expected to approximate currently reported earnings per share and the impact of the diluted earnings per share calculation is not expected to be material under the Company's present capital structure. This Statement is effective for years ending after December 15, 1997. Early application is not permitted.

         In February, 1997, the FASB issued Statement 129, "Disclosure of Information about Capital Structure," which is effective for years ending after December 15, 1997. It contains no change in disclosure requirements for the Company.

         In June, 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard is effective for years beginning after December 15, 1997. Management is evaluating the disclosure alternatives.

         In June, 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement changes the way the Company reports segment information in annual and interim financial statements. It is effective for years beginning after December 15, 1997. Management is evaluating the disclosure requirements.

         In October, 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," the purpose of which is to improve the manner in which existing authoritative accounting literature is applied in recognizing, measuring and disclosing environmental remediation liabilities. The Company's adoption of this statement in the first quarter of 1997 did not have a significant effect on recorded earnings.

NOTE C - ACCOUNTING POLICY CHANGE

         In June, 1997, the Company redefined its accounting policy for cash equivalents to include highly liquid debt instruments with a put option. Included in cash equivalents at June 30, 1997 are $12.4 million ($12.3 million at December 31, 1996 - reclassified) variable rate demand notes. These investments are revalued every seven days and can be put with seven days notice. The notes are guaranteed by letters of credit from highly rated financial institutions. The carrying value of these instruments approximates fair value on the reporting dates.

         The new accounting policy is, "The Company considers investments in highly liquid debt instruments with a put option exercisable in three months or less or an initial maturity of three months or less to be cash equivalents."

NOTE D - ENVIRONMENTAL RESERVES

         The Company has a formal code of environmental conduct which promotes environmental protection and restoration. The Company's obligations for known environmental problems at active mining operations, idle and closed mining operations, and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with generally accepted accounting principles. Estimates may change as additional information becomes available. Actual costs incurred may vary from the estimates due to the inherent uncertainties involved. Any potential insurance recoveries have not been reflected in the determination of the financial reserves.

         At June 30, 1997, the Company has an environmental reserve, including its share of the environmental obligations of associated companies, of $24.0 million, of which $3.6 million is current. The reserve includes the Company's obligations related to:

         - Federal and State Superfund and Clean Water Act sites where the Company is named as a potential responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potential responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow.

         - Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota. The
               Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant.

         - Other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

NOTE E - SAVAGE RIVER MINE CLOSEDOWN OBLIGATIONS

         The remaining assets of Savage River Mines and all related environmental and rehabilitation obligations were transferred to the Tasmanian government on March 25, 1997. As a result of completion of the transaction, the Company has recorded a $2.8 million after-tax ($4.3 million pre-tax) credit in the second quarter 1997 from recognition of actual Savage River Mines closedown obligations being less than the accrual.

NOTE F - WABUSH INVESTMENT

         On June 30, 1997, the Company completed its previously announced acquisition of Inland Steel Company's 15.1 percent interest in the Wabush Mines iron ore joint venture in Canada for $15 million, effective January 1, 1997. The acquisition raises the Company's interest in the Company-managed venture to 22.8 percent. Depending on the magnitude of future tonnage, additional payments to Inland may be required, but would not be expected to be material in any year.

         Separately, the Company revised existing sales arrangements with Inland to supply Inland's pellet requirements beyond its 40 percent ownership in the Company-managed Empire Mine in Michigan and Inland's wholly-owned Minorca Mine in Minnesota. Sales to Inland under this new 10-year contract are expected to range between 800,000 and 900,000 tons in 1997.

NOTE G - STOCK PLANS

         The 1992 Incentive Equity Plan was amended in May, 1997 to authorize the Company to issue up to 1,150,000 Common Shares (previously 595,000 common shares) upon the exercise of Option Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid with respect to awards made under the Plan.

         Under the terms of the 1987 Incentive Equity Plan, effective April, 1997 no further grants or awards may be made from this Plan.

NOTE H - SHAREHOLDERS' EQUITY

         In May, 1997, the Company's program to repurchase common shares in the open market or in negotiated transactions was increased to 1,500,000 common shares from the previous authorization of 1,000,000 common shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 1997 AND 1996
-----------------------------------------------------------------

         Earnings for the second quarter were $12.9 million, or $1.14 per share, and first-half earnings were $15.9 million, or $1.40 a share. Earnings for both periods included an after-tax credit of $2.8 million resulting from the second quarter reversal of an excess accrual for Savage River Mine closedown obligations recorded in prior years.

         Second quarter 1996 earnings were $17.8 million, or $1.52 a share, and first-half 1996 earnings were $21.4 million, or $1.82 a share. Earnings for both 1996 periods included a $1.3 million after-tax property damage insurance recovery on a 1996 ore train derailment.

         Excluding the special items in both years, second quarter 1997 earnings were $10.1 million, or $.89 a share, versus $16.5 million, or $1.41 a share in 1996, and first-half 1997 earnings were $13.1 million, or $1.15 a share, compared to $20.1 million, or $1.71 a share in 1996.

         Following is a summary of results:

                                           (In Millions, Except Per Share)
                                           -------------------------------
                                              Second Quarter             First-Half
                                           -------------------       ------------------
                                           1997           1996       1997         1996
                                           ----           ----       ----         ----
Income Before Special Items:
         Amount                            $10.1        $16.5        $13.1       $20.1
         Per Share                           .89         1.41         1.15        1.71
Special Items:
         Amount                              2.8          1.3          2.8         1.3
         Per Share                           .25          .11          .25         .11
Net Income:
         Amount                             12.9         17.8         15.9        21.4
         Per Share                          1.14         1.52         1.40        1.82

         The $6.4 million decrease in second quarter earnings before special items was mainly due to the planned termination of Savage River Mine operations in Australia, in March 1997, and higher North American mine operating costs.

         The $7.0 million decrease in first-half earnings before special items was principally due to the Savage River termination, lower North American sales volume in the first quarter, and higher mine operating costs.

         Pre-tax earnings from Savage River in the second quarter of 1996 were $5.7 million compared to a loss of $.1 million in 1997. First-half pre-tax earnings from Savage River in 1996 were $9.2 million compared to $3.6 million in 1997.

                                      * * *

         The Company's managed mines in North America produced 9.6 million tons of pellets in the second quarter of 1997 compared with 9.8 million tons in 1996. First-half production was 19.2 million tons, up from 18.8 million tons in 1996.

         The Company's North American iron ore pellet sales in the second quarter of 1997 were 2.8 million tons compared with 2.9 million tons in 1996. First-half sales were 3.1 million tons versus 3.9 million tons in 1996. Lower first quarter sales resulted from certain customers delaying shipments to correct inventories, and the early 1996 shutdown of McLouth Steel, which had traditionally purchased consigned ore during the winter months.

LIQUIDITY
---------

         At June 30, 1997, the Company had cash and marketable securities of $61.5 million. Since December 31, 1996, cash and marketable securities have decreased $107.9 million, primarily due to increased working capital, $75.3 million, project investments and capital expenditures, $39.2 million (including investment in a reduced iron joint venture in Trinidad and Tobago, $17.2 million, and the Wabush Mines investment, $15.0 million), payments associated with closing Savage River Mines and transferring related assets and liabilities, $11.6 million, dividends, $7.4 million, and repurchases of common shares, $1.7 million, partially offset by cash flow from operations, $26.3 million.

         Capital additions and replacements at the Company and the six Company-managed mines in North America are projected to total approximately $81 million in 1997. The Company's share of such 1997 expenditures is expected to approximate $30 million.

         In 1996, the Company announced an international joint venture (with LTV Corporation and Lurgi AG of Germany), located in Trinidad and Tobago, to produce and market premium quality reduced iron briquettes to the steel industry. All definitive project documents were subsequently signed on May 8, 1996. The Company's share of capital expenditures is estimated to be $75 million, of which $27 million has been spent through June 30, 1997, and $24 million is expected to be spent in the remainder of 1997. No project financing will be used. Start-up is expected to occur in the fourth quarter 1998.

         Cliffs and Associates Limited, the venture company, has entered into forward currency exchange contracts to hedge the Deutsche Mark as part of the construction project. The purpose of the contracts is to manage the risk of exchange rate fluctuation with respect to a portion of project construction costs denominated in the Deutsche Mark. The Company's share of outstanding contracts, which have varying maturity dates to June 1, 1998, have an aggregate contract value of $8.5 million and an aggregate estimated fair value of $7.4 million at June 30, 1997.

         The Company anticipates further investment in reduced iron projects.

         Under the Company's program to repurchase up to 1,500,000 of its common shares (increased from 1,000,000 common shares in May, 1997) in the open market or in negotiated transactions, the Company has repurchased 821,900 shares through August 5, 1997, at a total cost of $32.0 million.

         The UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan have assigned responsibility to the Company for premium payments with respect to retirees, dependents, and "orphans" (unassigned beneficiaries) under the Coal Industry Retiree Health Benefit Act of 1992. The Company is making premium payments under protest and is contesting the assignments that it believes are incorrect. At June 30, 1997, the Company's coal retiree reserve was $10.4 million, of which $.9 million is expected to be paid in 1997 ($1.3 million to be spent, less $.4 million received in April, 1997 as a refund of contested premiums).

CAPITALIZATION
--------------

         The Company has $70.0 million of senior unsecured notes outstanding with a group of private investors. The notes, which have a fixed interest rate of 7.0 percent, are due in December, 2005. In addition, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement which expires on March 1, 2002. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at June 30, 1997, was estimated to be $67.4 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                     1997             1996            1995
                                  ----------       ----------      -------

                  March 31        11,377,322       11,832,767      12,031,392
                  June 30         11,374,448       11,614,517      12,892,092
                  September 30                     11,367,717      11,898,467
                  December 31                      11,369,717      11,829,267

AUSTRALIAN OPERATIONS
---------------------

         On March 25, 1997, the remaining assets (including $8.6 million in cash) of Savage River Mines and all related environmental and rehabilitation obligations were transferred to the Tasmanian government. The release from these obligations includes not only release from previously identified environmental and rehabilitation obligations but also release from any such obligations that may be asserted in the future, whether presently known or unknown.

         Estimated costs associated with the planned closure of Savage River Mines, including estimates of previously agreed environmental and rehabilitation obligations, had been fully provided for in the Capacity Rationalization Reserve. In light of the completion of the transaction with the Tasmanian government, the Company has recorded a $2.8 million after-tax ($4.3 million pre-tax) credit in the second quarter 1997 resulting from reversal of an excess accrual for Savage River Mines closedown obligations.

OTHER DEVELOPMENTS
------------------

         On June 30, 1997, the Company completed its previously announced acquisition of Inland Steel Company's 15.1 percent interest in the Wabush Mine in Canada, retroactive to January 1, 1997. The acquisition, which adds 900,000 tons to the Company's share of production capacity, raises the Company's total sales capacity in North America to 11.5 million tons and provides increased access to international markets.

         Separately, the Company revised existing sales arrangements with Inland to supply Inland's pellet requirements beyond its 40 percent ownership in the Company-managed Empire Mine in Michigan and Inland's wholly-owned Minorca Mine in Minnesota. Sales to Inland under this new 10-year contract are expected to range between 800,000 and 900,000 tons in 1997.

OUTLOOK FOR 1997
----------------

         U.S. and Canadian steelmakers continue to operate at high levels due to strong demand from key markets, including automotive, appliance and construction. Most industry analysts are expecting a strong second half with raw steel production for the full year 1997 exceeding 1996. The increase in steel production is projected to come from electric furnaces, with production from integrated steelmakers about equal to 1996. Steel imports, which were relatively high in the first half of 1997, have slowed recently and the consensus belief is that imports for the year will fall below 1996.

         The six North American mines managed by the Company are expected to produce 39.5 million tons for the year 1997, a slight decrease from the 39.9 million tons produced in 1996. The Company's share of expected production is
10.8 million tons in 1997 versus 10.4 million tons in 1996, which reflects the Company's increased equity interest in the Wabush Mine, partly offset by a production cutback at the Tilden Mine in Michigan to control inventories. The Company and its partners in the Tilden Mine, Algoma Steel Inc. and Stelco Inc., have reduced their 1997 production nominations at Tilden from 7.0 to 6.0 million tons, which is being accomplished by a six-week shutdown that started June 25.

         The Company's North American iron ore pellet sales for the full year 1997 are expected to approximate 10.4 million tons, or about 90 percent of sales capacity, which is unchanged from the Company's previously announced expectation but trails last year's record pace. While first-half sales were slower than normal, sales for the balance of the year are expected to modestly exceed last year's second-half.

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

         The improvement in most integrated steel companies' financial positions has reduced the major business risk faced by the Company, i.e., the potential financial failure and shutdown of one or more of its significant customers or partners, with the resulting loss of ore sales or royalty and management fee income. However, if any such shutdown were to occur without full mitigation through replacement sales or cost reduction, it would represent a significant adverse financial development to the Company.

FORWARD-LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties which could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it.

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

     -    Changes in imports of steel or iron ore;

     -    Development of alternative steel-making technologies;

     - Displacement of integrated steel production by electric furnace production;

     -    Displacement of steel by competitive materials;

     -    Energy costs and availability;

     -    Labor contract negotiations;

     -    Changes in individual customers' iron ore requirements;

     -    Changes in tax laws affecting corporate income and deductions;

     - Changes in laws, regulations or enforcement practices governing environmental site remediation requirements and safety standards; and

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

         The Company's Annual Meeting of Shareholders was held on May 13, 1997. At the meeting the Company's shareholders acted upon the election of Directors, a proposal to approve the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 11 nominees named in the Company's Proxy Statement, dated March 24, 1997, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

          NOMINEES                             FOR                 WITHHELD
          --------                             ---                 --------

   Ronald C. Cambre                         9,748,492                30,500
   Robert S. Colman                         9,749,099                29,893
   James D. Ireland III                     9,748,692                30,300
   G. Frank Joklik                          9,747,715                31,277
   Leslie L. Kanuk                          9,747,255                31,737
   Francis R. McAllister                    9,749,149                29,843
   M. Thomas Moore                          9,748,477                30,515
   John C. Morley                           9,748,033                30,959
   Stephen B. Oresman                       9,748,419                30,573
   Alan Schwartz                            9,748,482                30,510
   Alton W. Whitehouse                      9,697,009                81,983

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to approve the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) were as follows:
9,426,096 Common Shares were cast for the adoption of the proposal; 306,785 Common Shares were cast against the adoption of the proposal; and 46,111 Common Shares abstained from voting on the proposal.

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to ratify the appointment of the firm of Ernst & Young LLP, independent public accountants, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 1997 were as follows: 9,748,952 Common Shares were cast for the adoption of the proposal; 8,208 Common Shares were cast against the adoption of the proposal; and 21,832 Common Shares abstained from voting on the proposal.

         There were no broker non-votes with respect to the election of directors, the approval of the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), or the ratification of the independent public accountants.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
    (a)      List of Exhibits - Refer to Exhibit Index on page 15.
    (b) There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CLEVELAND-CLIFFS INC

Date    August 13, 1997      By /s/ J.S. Brinzo
    ------------------------   ----------------------------------------------
                                J. S. Brinzo
                                Executive Vice President-Finance and Planning and Principal Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                           Exhibit
-------     --------------------------------------------------        --------

4(a)        Amendment dated as of June 1, 1997, to the Credit         Filed
            Agreement dated as of March 1, 1995, as amended,          Herewith
            among Cleveland-Cliffs Inc, the Banks named therein and The Chase Manhattan Bank, as Agent

10(a)       Trust Agreement No. 1 (Amended and Restated Effective     Filed
            June 1, 1997), dated June 12, 1997 by and between         Herewith
            Cleveland-Cliffs Inc and Key Trust Company of Ohio,
            N.A., with respect to the Cleveland-Cliffs Inc
            Supplemental Retirement Benefit Plan and certain employment agreements

10(b)       Trust Agreement No. 2 (Amended and Restated Effective     Filed
            June 1, 1997), dated June 12, 1997, by and between        Herewith
            Cleveland-Cliffs Inc and Key Trust Company of Ohio,
            N.A., with respect to the Severance Pay Plan for Key
            Employees of Cleveland-Cliffs Inc, the
            Cleveland-Cliffs Inc Retention Plan for Salaried
            Employees, and certain employment agreements

10(c)       First Amendment to Trust Agreement No. 2 (Amended and     Filed
            Restated Effective June 1, 1997), dated July 15,          Herewith
            1997, by and between Cleveland-Cliffs Inc and Key Trust
            Company of Ohio, N.A., Trustee

10(d)       Third Amendment to Trust Agreement No. 4, dated           Filed
            June 12, 1997, by and between Cleveland-Cliffs Inc and    Herewith
            Key Trust Company of Ohio, N.A., Trustee

10(e)       Fifth Amendment to Trust Agreement No. 5, dated           Filed
            May 23, 1997, by and between Cleveland-Cliffs Inc         Herewith
            and Key Trust Company of Ohio, N.A., Trustee

10(f)       First Amendment to Amended and Restated Trust Agreement   Filed
            No. 6, dated June 12, 1997, by and between Cleveland-     Herewith
            Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee

10(g)       Third Amendment to Trust Agreement No. 7, dated           Filed
            May 23, 1997, by and between Cleveland-Cliffs Inc and     Herewith
            Key Trust Company of Ohio, N.A., Trustee

10(h)       Fourth Amendment to Trust Agreement No. 7, dated          Filed
            July 15, 1997, by and between Cleveland-Cliffs Inc and    Herewith
            Key Trust Company of Ohio, N.A., Trustee

Exhibit
Number                        Exhibit
-------     ----------------------------------------------------       ----

10(i)       Second Amendment to Trust Agreement No. 8, dated           Filed
            June 12, 1997, by and between Cleveland-Cliffs Inc         Herewith
            and Key Trust Company of Ohio, N.A., Trustee

10(j)       Cleveland-Cliffs Inc Amended and Restated Employment       Filed
            Agreements with certain executive officers                 Herewith

10(k)       Severance Pay Plan for Key Employees of Cleveland-         Filed
            Cliffs Inc (As Amended and Restated as of                  Herewith
            February 1, 1997) dated June 26, 1997

10(l)       Cleveland-Cliffs Inc Supplemental Retirement               Filed
            Benefit Plan (as Amended and Restated Effective            Herewith
            January 1, 1997), dated April 24, 1997

10(m)       Second Amendment to Cleveland-Cliffs Inc                   Filed
            Nonemployee Directors' Compensation Plan,                  Herewith
            effective May 13, 1997, dated May 13, 1997

10(n)       Cleveland-Cliffs Inc Long-Term Performance Share           Filed
            Program, effective as of March 31, 1994, as amended        Herewith
            as of January 13, 1997

11          Statement re computation of earnings per share             Filed
                                                                       Herewith

27          Consolidated Financial Data Schedule submitted for
            Securities and Exchange Commission information only