Form 10-Q
period 1997-09-30
CLEVELAND CLIFFS INC
filed 1997-11-12
CIK 764065

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    FORM 10-Q


 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______ .
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

                                    YES   X     NO
                                        -----      -----


As of November 6, 1997, there were 11,380,357 Common Shares (par value $1.00 per share) outstanding.

==============================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME




                                                                                      (In Millions, Except Per Share Amounts)
                                                                            --------------------------------------------------
                                                                                   Three Months              Nine Months
                                                                                  Ended Sept. 30,          Ended Sept. 30,
                                                                            -----------------------    -----------------------
                                                                               1997          1996         1997         1996
                                                                            ---------     ---------    ---------    ----------

REVENUES:
      Product sales and services                                            $   133.1     $   148.7    $   256.3     $   319.5
      Royalties and management fees                                              13.7          15.0         34.4          37.6
                                                                            ---------     ---------    ---------     ---------
        Total operating revenues                                                146.8         163.7        290.7         357.1
      Investment income (securities)                                              1.0           2.8          4.4           6.6
      Recovery of excess closedown provision                                                                 4.3
      Property damage claim recovery                                                                                       2.0
      Other income                                                                1.1           0.2          2.9           1.6
                                                                            ---------     ---------    ---------     ---------
                                                             TOTAL REVENUES     148.9         166.7        302.3         367.3

COSTS AND EXPENSES:
      Cost of goods sold and operating expenses                                 118.3         126.6        235.4         279.5
      Administrative, selling and general expenses                                5.4           4.0         12.6          11.5
      Interest expense                                                            0.5           1.1          2.2           3.5
      Other expenses                                                              1.6           1.6          5.1           6.3
                                                                            ---------     ---------    ---------     ---------
                                                   TOTAL COSTS AND EXPENSES     125.8         133.3        255.3         300.8
                                                                            ---------     ---------    ---------     ---------

INCOME BEFORE INCOME TAXES                                                       23.1          33.4         47.0          66.5

INCOME TAXES
    Currently payable                                                             8.0           9.9         11.3          19.5
    Deferred                                                                     (6.0)          2.2         (1.3)          4.3
                                                                            ---------     ---------    ---------     ---------
                                                         TOTAL INCOME TAXES       2.0          12.1         10.0          23.8
                                                                            ---------     ---------    ---------     ---------

NET INCOME                                                                  $    21.1     $    21.3    $    37.0     $    42.7
                                                                            =========     =========    =========     =========

NET INCOME PER COMMON SHARE                                                 $    1.86     $    1.84    $    3.26     $    3.66
                                                                            =========     =========    =========     =========







See notes to financial statements





                                                           CLEVELAND-CLIFFS INC

                                               STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                                                  (In Millions)
                                                                                          -----------------------------
                                                                                          September 30,    December 31,
                                               ASSETS                                          1997           1996
                                               ------                                     -------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                                              $   86.4       $  165.4
      Marketable securities                                                                                      4.0
                                                                                             --------         ------
                                                                                                 86.4          169.4
      Accounts receivable - net                                                                  71.8           70.2
      Inventories:
         Finished products                                                                       63.6           28.7
         Work in process                                                                          0.9            0.9
         Supplies                                                                                13.9           15.4
                                                                                             --------         ------
                                                                                                 78.4           45.0
      Federal income taxes                                                                        4.8            4.4
      Other                                                                                       9.7           11.8
                                                                                             --------         ------
                                                                       TOTAL CURRENT ASSETS     251.1          300.8

PROPERTIES                                                                                      277.0          269.3
      Less allowances for depreciation and depletion                                           (143.2)        (141.6)
                                                                                             --------         ------
                                                                           TOTAL PROPERTIES     133.8          127.7

INVESTMENTS IN ASSOCIATED COMPANIES                                                             209.4          161.9

OTHER ASSETS
      Long-term investments                                                                      10.7           10.8
      Deferred income taxes                                                                      12.6           11.9
      Prepaid pensions                                                                           39.8           34.8
      Other                                                                                      23.2           25.8
                                                                                             --------         ------
                                                                         TOTAL OTHER ASSETS      86.3           83.3
                                                                                             --------         ------
                                                                               TOTAL ASSETS  $  680.6       $  673.7
                                                                                             ========       ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES                                                                          $   90.2       $  105.5

LONG-TERM OBLIGATIONS                                                                            70.0           70.0

POSTEMPLOYMENT BENEFIT LIABILITIES                                                               70.4           67.5

RESERVE FOR CAPACITY RATIONALIZATION                                                              6.0           15.5

OTHER LIABILITIES                                                                                47.3           44.6

SHAREHOLDERS' EQUITY
      Preferred Stock
            Class A - No Par Value
             Authorized - 500,000 shares; Issued - None                                        --             --
            Class B - No Par Value
             Authorized - 4,000,000 shares; Issued - None                                      --             --
      Common Shares - Par Value $1 a share
             Authorized - 28,000,000 shares                                                      16.8           16.8
             Issued - 16,827,941 shares
      Capital in excess of par value of shares                                                   69.1           68.8
      Retained income                                                                           457.9          432.0
      Foreign currency translation adjustments                                                    0.1            0.1
      Net unrealized gain (loss) on marketable securities                                        (0.5)          (1.0)
      Cost of 5,448,584 Common Shares in treasury
      (1996 - 5,458,224)                                                                       (143.1)        (142.5)
      Unearned Compensation                                                                      (3.6)          (3.6)
                                                                                             --------       --------
                                                                 TOTAL SHAREHOLDERS' EQUITY     396.7          370.6
                                                                                             --------       --------
                                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  680.6       $  673.7
                                                                                             ========       ========

See notes to financial statements
                                                                    3








                                                           CLEVELAND-CLIFFS INC

                                                   STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                  Increase (Decrease)
                                                                                                    in Cash and Cash
                                                                                                    Equivalents for
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                     (In Millions)
                                                                                                 ----------------------
                                                                                                     1997        1996
                                                                                                 ---------     --------
OPERATING ACTIVITIES
      Net income                                                                                 $   37.0      $   42.7
      Depreciation and amortization:
          Consolidated                                                                                5.2           4.8
          Share of associated companies                                                               9.1           8.3
      Provision for deferred income taxes                                                             9.2           4.3
      Tax credit                                                                                     (5.6)           --
      Increase (decrease) in capacity rationalization  reserve                                      (14.3)          2.5
      Other                                                                                           1.2           3.6
                                                                                                 --------      --------
                                       Total Before Changes in Operating Assets and Liabilities      41.8          66.2
      Changes in operating assets and liabilities                                                   (51.1)         (7.6)
                                                                                                 --------      --------
                                                   NET CASH FROM (USED BY) OPERATING ACTIVITIES      (9.3)         58.6

INVESTMENT ACTIVITIES
      Capital expenditures:
          Consolidated                                                                             (11.0)          (6.3)
          Share of associated companies                                                            (35.7)         (14.0)
          Purchase of Wabush interest                                                              (15.0)            --
      Other                                                                                           4.8          (4.0)
                                                                                                 --------      --------
                                                         NET CASH USED BY INVESTMENT ACTIVITIES     (56.9)        (24.3)

FINANCING ACTIVITIES
      Dividends                                                                                     (11.1)        (11.4)
      Repurchases of common shares                                                                   (1.7)        (19.5)
                                                                                                 --------      --------
                                                          NET CASH USED BY FINANCING ACTIVITIES     (12.8)        (30.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                --           0.1
                                                                                                 --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (79.0)          3.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    165.4         148.8
                                                                                                 --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $   86.4      $  152.3
                                                                                                 ========      ========

Income taxes paid                                                                                $   15.2      $   11.4
Interest paid on debt obligations                                                                $    2.5      $    2.4







See notes to financial statements

                             CLEVELAND-CLIFFS INC

                        NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

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

         In June, 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The standard is effective for years beginning after December 15, 1997. Management is evaluating the disclosure alternatives.

         In June, 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement changes the way that segment information is reported in annual and interim financial statements. It is effective for years beginning after December 15, 1997. Management is evaluating the disclosure requirements.

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

NOTE C - ACCOUNTING POLICY CHANGE

         In June, 1997, the Company redefined its accounting policy for cash equivalents to include highly liquid debt instruments with a put option. Included in cash equivalents at September 30, 1997 are $1.1 million ($12.3 million at December 31, 1996 - reclassified) variable rate demand notes. These investments are revalued every seven days and can be put with seven days notice. The notes are guaranteed by letters of credit from highly rated financial institutions. The carrying value of these instruments approximates fair value on the reporting dates.

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

         At September 30, 1997, the Company has an environmental reserve, including its share of the environmental obligations of associated companies, of $23.4 million, of which $2.8 million is current. The reserve includes the Company's obligations related to:

         - Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow.

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

NOTE E - SAVAGE RIVER MINE CLOSEDOWN OBLIGATIONS

         The remaining assets of Savage River Mines and all related environmental and rehabilitation obligations were transferred to the Tasmanian government on March 25, 1997. As a result of completion of the transaction, the Company recorded a $2.8 million after-tax ($4.3 million pre-tax) credit in the second quarter 1997 from recognition of actual Savage River Mines closedown obligations being less than the accrual.

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

NOTE G - INCOME TAXES

         A reversal of prior years' tax accruals of $5.6 million was recorded in the third quarter of 1997 as a result of settlement of issues raised during examination of the Company's Federal income tax returns for the tax years 1991 and 1992.

NOTE H - STOCK PLANS

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

         Under the terms of the 1987 Incentive Equity Plan, effective April, 1997, no further grants or awards may be made from this Plan.

NOTE I - SHAREHOLDERS' EQUITY

         In May, 1997, the Company's program to repurchase common shares in the open market or in negotiated transactions was increased to 1,500,000 common shares from the previous authorization of 1,000,000 common shares.

         On September 9, 1997, the Company announced the adoption of a new share purchase rights ("Rights") plan, which became effective on September 19, 1997. Each Right entitles the holder to acquire the Company's stock at a discounted price if a person or group acquires 20 percent or more of the Company's common stock and, under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Rights will expire September 19, 2007, unless redeemed, exchanged or amended by the Directors.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS - 1997 AND 1996
-----------------------------------------------------------------

         Earnings for the third quarter were $21.1 million, or $1.86 per share, including a $5.6 million tax credit resulting from the settlement of prior years' tax issues. Excluding the special tax credit, earnings were $15.5 million, or $1.37 per share, compared with 1996 third quarter earnings of $21.3 million, or $1.84 per share.

         The $5.8 million decrease in third quarter earnings, excluding the special tax credit, was principally due to the termination of Savage River Mine operations in Australia in March, 1997, and higher North American mine operating costs. Pre-tax earnings from Savage River were $4.9 million in the third quarter of 1996.

         Net income for the first nine months of 1997 was $37.0 million, or $3.26 per share. Nine-month earnings included the $5.6 million special tax credit recorded in the third quarter and an after-tax credit of $2.8 million resulting from the second quarter reversal of an excess accrual for Savage River closedown obligations recorded in prior years. In the first nine months of 1996, earnings were $42.7 million, or $3.66 per share, including a $1.3 million after-tax property damage insurance recovery on a 1996 ore train derailment.

         Excluding the special items in both years, 1997 nine-month earnings were $28.6 million, or $2.52 per share, compared with $41.4 million, or $3.55 per share, in 1996.

         Following is a summary of results:


                                                                      (In Millions, Except Per Share)
                                                              -------------------------------------------
                                                                 Third Quarter              Nine Months
                                                              -------------------        -----------------
                                                              1997           1996        1997         1996
                                                              ----           ----        ----         ----
Income Before Special Items:
         Amount                                               $15.5        $21.3        $28.6        $41.4
         Per Share                                             1.37         1.84         2.52         3.55
Special Items:
         Amount                                                 5.6           --          8.4          1.3
         Per Share                                              .49           --          .74          .11
Net Income:
         Amount                                                21.1         21.3         37.0         42.7
         Per Share                                             1.86         1.84         3.26         3.66

         The $12.8 million decrease in nine-month earnings before special items was mainly due to the Savage River termination, lower North American sales volume, and higher mine operating costs.

                                      * * *

         The Company's North American iron ore pellet sales in the third quarter of 1997 were 3.5 million tons compared with 3.8 million tons in 1996. Nine-month sales were 6.6 million tons versus 7.7 million tons in 1996.

         The Company's managed mines in North America produced 10.0 million tons of pellets in the third quarter of 1997 compared with 10.6 million tons in 1996. Nine-month production was 29.2 million tons in 1997 versus 29.4 million tons in 1996. Third quarter and nine-month 1997 production volumes were impacted by a six-week (June 25 to August 1) shutdown at the Tilden Mine to accommodate a 1.0 million ton reduction of 1997 production requirements of the Company and its Tilden partners, Algoma Steel Inc. and Stelco Inc.

LIQUIDITY
---------

         At September 30, 1997, the Company had cash and short-term marketable securities of $86.4 million. Since December 31, 1996, cash and marketable securities have decreased $83.0 million, primarily due to project investments and capital expenditures, $61.7 million (including investment in a reduced iron joint venture in Trinidad and Tobago, $32.2 million, and the Wabush Mines investment, $15.0 million), increased working capital, $51.1 million, payments associated with closing Savage River Mines and transferring related assets and liabilities, $11.6 million, dividends, $11.1 million, and repurchases of common shares, $1.7 million, partially offset by cash flow from operations, $53.4 million.

         Iron ore pellet inventory of 2.3 million tons at September 30, 1997 exceeds the inventory level at the same time last year by 1.0 million tons. Product inventories of $63.6 million at September 30, 1997 have increased by $34.9 million during the year and are $21.1 million above the level at the same time last year. Product inventories are expected to approximate 1.5 million tons at year-end 1997.

         Capital additions and replacements at the Company and the six Company-managed mines in North America are projected to total approximately $63 million in 1997. The Company's share of such 1997 expenditures is expected to approximate $23 million.

         In 1996, the Company announced an international joint venture (with LTV Corporation and Lurgi AG of Germany), located in Trinidad and Tobago, to produce and market premium quality reduced iron briquettes to the steel industry. All definitive project documents were subsequently signed on May 8, 1996. The Company's share of capital expenditures is estimated to be $76 million, of which $38 million has been spent through September 30, 1997, and $12 million is expected to be spent in the remainder of 1997. No project financing will be used. While some construction difficulties are being experienced, the planned fourth quarter 1998 start-up date is still intact.

         Cliffs and Associates Limited, the venture company, has entered into forward currency exchange contracts to hedge the Deutsche Mark as part of the construction project. The purpose of the contracts is to manage the risk of exchange rate fluctuation with respect to a portion of project construction costs denominated in the Deutsche Mark. The Company's share of outstanding contracts, which have varying maturity dates to June 1, 1998, have an aggregate contract value of $3.8 million and an aggregate estimated fair value of $3.2 million at September 30, 1997.

         The Company anticipates further investment in reduced iron projects.

         Under the Company's program to repurchase up to 1,500,000 of its common shares (increased from 1,000,000 common shares in May, 1997) in the open market or in negotiated transactions, the Company has repurchased 821,900 shares through November 6, 1997, at a total cost of $32.0 million.

         The UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan have assigned responsibility to the Company for premium payments with respect to retirees, dependents, and "orphans" (unassigned beneficiaries) under the Coal Industry Retiree Health Benefit Act of 1992. The Company is making premium payments under protest and is contesting the assignments that it believes are incorrect. At September 30, 1997, the Company's coal retiree reserve was $10.2 million, of which $.9 million is expected to be paid in 1997 ($1.3 million to be spent, less $.4 million received in April, 1997 as a refund of contested premiums).

         In the third quarter, the Company and the Internal Revenue Service reached agreement settling issues raised during the examination of the Company's Federal income tax returns for the tax years 1991 and 1992. As a result of the settlement and its related impact on the tax years 1993 through 1995, the Company made additional tax and interest payments of $3.3 million in the third quarter of 1997 and is entitled to tax and interest refunds of $.8 million. Additional cash benefits of the tax settlement will be realized for tax years 1996 and thereafter. A reversal of prior years' tax accruals of $5.6 million was recorded in the third quarter of 1997.

CAPITALIZATION
--------------

         The Company has $70.0 million of senior unsecured notes outstanding with a group of private investors. The notes which have a fixed interest rate of
7.0 percent are due in December, 2005. In addition, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement which expires March 1, 2002. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at September 30, 1997 was estimated at $69.1 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:


                                            1997                 1996                1995
                                         ----------           ----------          ----------

                  March 31               11,377,322           11,832,767          12,031,392
                  June 30                11,374,448           11,614,517          11,892,092
                  September 30           11,379,357           11,367,717          11,898,467
                  December 31                                 11,369,717          11,829,267

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

IRON ORE OUTLOOK
----------------

         Steel producers in the U.S. and Canada continue to realize strong steel demand from nearly all markets, and steel inventories at producers and service centers are low by historical measures.

         Industry analysts generally expect steel production and shipment volumes to remain strong in 1998, with operating rates declining slightly as new minimill production capacity and restarted Wheeling-Pittsburgh operations increase steel supplies. Steel imports, which have remained at stubbornly high levels throughout 1997, are expected by analysts to decline in 1998 as steel prices in North America weaken due to the added capacity.

         The six North American mines managed by the Company are expected to produce 39.5 million tons of iron ore pellets in the year 1997, a slight decrease from the 39.9 million tons produced in 1996. The Company's share of expected production is 10.9 million tons in 1997 versus 10.4 million tons in 1996, which reflects the Company's increased equity interest in the Wabush Mine in Canada, partly offset by the production cutback at Tilden.

         The Company's North American iron ore pellet sales for the full year 1997 are expected to approximate 10.4 million tons, which is unchanged from the Company's previous expectation but trails 1996 record sales of 11.0 million tons. Lower sales in 1997 are primarily due to certain customers reducing purchases to correct inventories.

         Based on the projected steel industry operating rates in 1998, we expect our 1998 sales volume to increase over 1997 as the reductions experienced in customer requirements in 1997 are not expected to repeat. We are also encouraged by improved mine operating results in recent months.

BUSINESS RISK
-------------

         The North American integrated steel industry has continued to experience relatively high operating rates in 1997 and recent years. Although steel prices have been volatile and subject to intense competition, most steel company partners and customers of the Company have improved their financial condition during the current extended general business expansion. However, the integrated steel industry continues to have relatively high fixed costs and obligations, including substantial "legacy" costs.

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

                           PART II - OTHER INFORMATION


Item 5. Other Information
-------------------------

Mr. M. Thomas Moore retired as Chairman, President and Chief Executive Officer of the Company, effective November 9, 1997. Mr. Moore remains a Director of the Company. Mr. John S. Brinzo became President and Chief Executive Officer, and a Director of the Company and Mr. John C. Morley became non-executive Chairman of the Board of the Company, effective November 10, 1997.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      List of Exhibits - Refer to Exhibit Index on page 15.

         (b) During the quarter for which this 10-Q Report is filed, the Company filed a Current Report on Form 8-K, dated September 19, 1997, covering information reported under ITEM 5. OTHER EVENTS. There were no financial statements filed as part of the Current Report on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLEVELAND-CLIFFS INC



Date November 12, 1997              By /s/ C. B. Bezik
     --------------------------       -------------------------------------
                                       C. B. Bezik
                                       Senior Vice President-Finance and
                                       Principal Financial Officer



                                  EXHIBIT INDEX
                                  -------------




Exhibit
Number                                Exhibit
------             -------------------------------------------------              ------------

 11                Statement re computation of earnings per share                  Filed
                                                                                   Herewith

 27                Consolidated Financial Data Schedule submitted for
                   Securities and Exchange Commission information only