Form 10-K
period 1997-12-31
CLEVELAND CLIFFS INC
filed 1998-03-25
CIK 764065

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 1997 OR

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
      Title of Each Class                           on Which Registered
      -------------------                           --------------------
 Common Shares - par value $1.00 per share        New York Stock Exchange
                                                  and Chicago Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 16, 1998, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $53.125 per share as reported on the New York Stock Exchange - Composite Index was $581,090,494 (excluded from this figure is the voting stock beneficially owned by the registrant's officers and directors).

         The number of shares outstanding of the registrant's $1.00 par value common stock was 11,361,732 as of March 16, 1998.

       -----------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's 1997 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts I, II and IV.

2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 12, 1998 are incorporated by reference into Part III.

------------------------------------------------------------------------------

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

                                    BUSINESS

         The Company owns, directly or indirectly, three major operating subsidiaries, The Cleveland-Cliffs Iron Company ("CCIC"), Cliffs Mining Company ("CMC") and Northshore Mining Company ("Northshore"). A fourth operating subsidiary, Pickands Mather & Co. International ("PMI"), terminated production at the end of 1996. CCIC and CMC hold interests in various independent iron ore mining ventures ("mining ventures") and act as managing agent. The operations of Northshore are entirely owned by the Company. CCIC, CMC and Northshore's business during 1997 was the production and sale of iron ore, principally iron ore pellets. Collectively, CCIC, CMC and Northshore control, develop, and lease reserves to mine owners; manage and own interests in mines; sell iron ore; and provide ancillary services to the mines. The operations of each mine are independent of the other mines. Iron ore production activities are conducted in the United States and Canada. Iron ore is marketed by the subsidiaries in the United States, Canada, and Europe.

         For information on the iron ore business, including royalties and management fees for the years 1995-1997, see Note B in the Notes to the Company's Consolidated Financial Statements in the Company's Annual Report to Security Holders for the year ended December 31, 1997, which Note B is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof.

         For information concerning operations of the Company, see material under the heading "Summary of Financial and Other Statistical Data" in the Company's Annual Report to Security Holders for the year ended December 31, 1997, which Summary of Financial and Other Statistical Data is contained in
Exhibit 13(j) and incorporated herein by reference and made a part hereof.

         NORTH AMERICA. CCIC owns or holds long-term leasehold interests in active North American properties containing approximately 1.4 billion tons of crude iron ore reserves. CCIC, CMC and Northshore manage six active mines in North America with a total rated annual capacity of 40.8 million tons and own equity interests in five of these mines (see Table on page 4).

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

         With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 15% to 40% (see Table on page 4). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC's share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price escalation provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1997, the Tilden Mine reduced production from 7 million to 6 million tons of iron ore pellets.

         Cliffs Minnesota Minerals Company, a subsidiary of the Company, owns an iron ore operation ("Northshore") and power plant (Silver Bay Power Company ("Silver Bay Power")) in Minnesota with 4.3 million annual tons of active capacity for production of standard and flux pellets (equivalent to 4.8 million tons of standard pellet capacity), supported by a 115 megawatt power generation plant, and an estimated 1.2 billion tons of magnetite crude iron ore reserves, leased mainly from the Mesabi Trust. Production in 1997 was 4.2 million tons of standard and flux pellets.

         Effective January 1, 1997, CMC acquired the 15.1% interest of Inland Steel Company ("Inland") in the Wabush Mines, an iron ore joint venture interest in Canada, for $15 million, which acquisition raised CMC's ownership interest in the Wabush Mines to 22.8%. The acquisition adds .9 million tons to CMC's share of production capacity. Separately, CCIC revised its existing iron ore pellets sales arrangements with Inland to supply Inland's pellet requirements beyond Inland's 40% ownership in the Empire Mine and Inland's wholly-owned Minorca mine.

         In January, 1998, the Tilden Mine announced that it experienced a crack in a riding ring on one of the mine's two pelletizing kilns, and it is expected that the kiln would be out of service for about three months to complete welding repairs. As a result, mine production is expected to be reduced by approximately
0.3 million tons, lowering the anticipated full year production to 6.7 million tons.

         Following is a table of production, current defined capacity, and implied exhaustion dates for the iron ore mines currently managed or owned by CCIC, CMC and Northshore. The exhaustion dates are based on estimated mineral reserves and full production rates, which could be affected, among other things, by future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity or implied exhaustion dates could require increases in capital and development expenditures. Alternatively, changes in economic conditions or the expected quality of ore reserves could decrease capacity or accelerate exhaustion dates. Technological progress could alleviate such factors or increase capacity or mine life.

                                                Company's
                                                Current                  Current             Current       Operating     Implied
                                                Operating           Pellet Production        Annual       Continuously  Exhaustion
Name and Location              Type of Ore       Interest        1995       1996     1997    Capacity        Since       Date (1)
------------------             -----------      ----------    ---------  --------- --------  ---------      --------   ----------
                                                            (Tons in Thousands)(2)
 Mining Ventures
 ---------------
  Michigan
  --------
   Marquette Range
  -Empire Iron Mining
    Partnership (3)             Magnetite          22.56%        7,910     8,084     8,353      8,000          1963      2019
  -Tilden Mining                Hematite and
    Company L.C.(3)             Magnetite          40.00%(4)     6,186     6,702     6,016      7,000(4)       1974      2037

 Minnesota
 ---------
  Mesabi Range
  -Hibbing Taconite
    Joint Venture (5)           Magnetite          15.00%        8,615     8,120     7,670      8,000          1976      2029
  -LTV Steel Mining
   Company (5)                  Magnetite           0.00%        7,757     7,457     7,709      7,500          1957      2053
 Canada
 ------
  -Wabush Mines
   (Newfoundland and            Specular
   Quebec) (5)(6)               Hematite           22.78%(6)     5,295     5,309     5,581      6,000(6)       1965      2042
Wholly-Owned Entities
---------------------
 Minnesota
 ---------
  Mesabi Range
  -Northshore Mining
    Company                     Magnetite         100.00%        3,791     4,252     4,245      4,300(7)       1989      2081
 Australia
 ---------
  -Savage River Mines (8)
   (Tasmania)                   Magnetite         100.00%        1,557     1,583        - (8)      - (8)           (8)       (8)
                                                                ------    ------    ------     ------
 TOTAL                                                          41,111    41,507    39,574     40,800
                                                                ======    ======    ======     ======


===============================================================================

(1) Based on full production at current annual capacity without regard to economic feasibility.
(2)    Tons are long tons of 2,240 pounds.
(3)    CCIC receives royalties and management fees.
(4) Annual production capacity is targeted at a minimum of 6 million tons annually (7 million tons are initially nominated for 1998). Expenditures in 1998 are expected to increase capacity to 7.8 million tons in 1999. The predominant ore reserves are hematite.
(5) CMC received no royalty payments with respect to such mine, but did receive management fees.
(6) In 1996, the mine's annual production capacity was increased to 6 million tons per year from 4.5 million tons per year. Effective January 1, 1997, CMC's ownership in the Wabush Mines increased from 7.69% to 22.78%.
(7)    Northshore can produce 4.8 million tons of standard pellets.
(8) Savage River Mines terminated operations at the end of 1996 and terminated shipments in the first quarter of 1997. (See discussion on page 5.)

         With respect to the Empire Mine, CCIC owns directly approximately one-half of the remaining mineral reserves and leases the balance of the reserves from their owners; with respect to the Tilden Mine, CCIC owns all of the mineral reserves; with respect to the Hibbing Mine, Wabush Mines and Northshore Mine, all mineral reserves are owned by others and leased or subleased directly to those mines.

         Each of the mines contains crushing, concentrating, and pelletizing facilities. The Empire Iron Mining Partnership facilities were constructed beginning in 1962 and expanded in 1966, 1974 and 1980 with a total cost of approximately $367 million; the Tilden Mine facilities were constructed beginning in 1972, expanded in 1979 and modified in 1988 with a total cost of approximately $523 million; the LTV Steel Mining Company facilities were constructed beginning in 1954 and expanded in 1967 with a total cost of approximately $250 million; the Hibbing Taconite Joint Venture facilities were constructed beginning in 1973 and expanded in 1979 with a total cost of approximately $302 million; the Northshore Mining Company facilities were constructed beginning in 1951, expanded in 1963 and significantly modified in 1979 with a total cost estimated in excess of $500 million; and the Wabush Mines facilities were constructed beginning in 1962 with a total cost of approximately $103 million. The Company believes the facilities at each site are in satisfactory condition. However, the older facilities require more capital and maintenance expenditures on an ongoing basis.

                        Production and Sales Information
                        --------------------------------

         The Company's managed capacity is approximately 40.8 million tons, or 47% of total pellet capacity in North America, and the Company's annual North American pellet sales capacity increased in 1997 from 10.9 to 11.5 million tons. In 1997, the Company produced 10.9 million tons of pellets in North America for its own account.

         In 1997, the Company produced 28.7 million gross tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Algoma Steel Company, Bethlehem Steel Corporation, Inland Steel Company, LTV Steel Company and Stelco Inc., aggregated 25.4 million gross tons, or 88.8%. The largest such participant accounted for 34.2% of such production.

         During 1997, 100% of the Company's sales of iron ore and pellets, that were produced in the United States and Canada for its own account or purchased from others, were to 12 U.S., Canadian and European iron and steel manufacturing companies.

         In 1997, Weirton Steel Company, AK Steel, and Inland Steel Company, directly and indirectly accounted for 20%, 13%, and 10%, respectively, of total revenues.

         AUSTRALIA. PMI formerly owned 100% of Savage River Mines, an open pit iron ore mining operation and concentrator at Savage River, Tasmania, and a pellet plant with offshore loading facilities at Port Latta, Tasmania. Production at Savage River Mines was terminated prior to year-end 1996 due to exhaustion of the economically recoverable iron ore from surface mining. Remaining inventory was shipped during the first quarter of 1997. Savage River contributed $3.1 million to the Company's earnings in 1997. The mine operated two years beyond the original schedule established when the Company acquired full ownership in 1990. On December 5, 1996, PMI and the State of Tasmania entered into a Deed of Arrangement whereby the assets (including $8.6 million in cash) and all environmental and rehabilitation obligations of the Savage River Mines were transferred to the Tasmanian government on March 25, 1997.

         RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.5% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at

Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1997, 84.7% of the railroad's revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad's rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

                       Reduced Iron and Ferrous Metallics
                       ----------------------------------

         The Company's strategy is to grow its basic iron ore business domestically and internationally and to extend its business scope to produce and supply "reduced iron ore feed" for steel and iron production. Reduced iron products contain approximately 90% iron versus 65% for traditional iron ore pellets and contain less undesirable chemical elements than most scrap steel feed. The market for reduced iron is relatively small, but is increasing at a greater rate than other iron ore products.

         On April 15, 1996, the Company announced an international joint venture to produce and market premium quality reduced iron briquettes for the steel industry, and all definitive project agreements were signed in May, 1996. The venture's participants, through subsidiaries, are the Company, through Cliffs Reduced Iron Corporation, (46.5 percent), The LTV Corporation, (46.5 percent), and Lurgi AG of Germany, (7 percent). The Company, through Cliffs Reduced Iron Management Company, manages the reduced iron project, located in Trinidad and Tobago, and will be responsible for sales by the venture company, Cliffs and Associates Limited. The total project is estimated to cost $160 million, with total capital expenditures of $142.5 million, of which the Company's share is estimated to be $66.3 million, with $48.9 million spent through 1997 and $17.4 million expected to be spent in 1998. No project financing will be utilized.

         The plant is designed to produce at least 500,000 metric tons of briquettes per year. Construction and operations planning activities are steadily progressing. The facilities are scheduled to start up, as planned, in the fourth quarter of 1998. The plant will operate on a planned start-up curve and is expected to be producing at the design level of 500,000 tons per year by mid-1999. The plant will employ approximately 70 people upon completion.

         The Company is studying the feasibility of a midwestern U.S. project to produce "pig iron" from North American iron ore with coal as the reductant. Markets for the product would be primarily electric furnaces and foundries.

         During 1995, the Company suspended its iron carbide development activities but continues to believe that iron carbide has long-term potential. The Company is a joint holder of iron carbide process licenses in Venezuela with North Star Steel and in Australia with Mitsubishi Corporation.

                        Credit Agreement and Senior Notes
                        ---------------------------------

         In 1995, the Company entered into a Credit Agreement ("Credit Agreement") with Chemical Bank (now Chase Manhattan Bank), as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans until March 1, 2000. In 1996, the Credit Agreement was amended to extend the expiration date by one year, and in 1997, the Credit Agreement was further amended to reduce interest rates and fees and extend the expiration date by one additional year to March 1, 2002. Interest on borrowings will be based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. There were no borrowings under the revolving credit facility.

         In 1995, the Company placed privately with a group of institutional lenders $70 million 7% Senior Notes, due December 15, 2005, the proceeds of which Senior Notes were used to retire the Company's $20 million 8.51% Senior Notes and $50 million 8.84% Senior Notes.

                                   COMPETITION

         The iron ore mines, which the Company's subsidiaries operate in North America and Canada, produce various grades of iron ore which is marketed in the United States, Canada, and Europe. In North America, the Company is in competition with several iron ore producers, including Iron Ore Company of Canada, Quebec Cartier Mining Company, and Evtac Mining Company, as well as other steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Venezuela and Brazil in competition with iron ore produced by the Company.

         Other competitive forces have effectively become large factors in the iron ore business. With respect to a significant portion of steelmaking in North America, electric furnaces built by "minimills" have replaced the use of iron ore pellets with scrap metal in the steelmaking process. In addition, operators of sinter plants produce iron agglomerates which substitute for iron ore pellets. Imported steel slabs also replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors also effectively competes with the Company's iron ore pellets.

         Competition among the sellers of iron units is predicated upon the usual competitive factors of price, availability of supply, product performance, service and cost to the consumer.

                        ENVIRONMENT, EMPLOYEES AND ENERGY

         ENVIRONMENT. In the construction of the Company's facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company's commitment to environmental preservation resulted in North American capital expenditures of $6.1 million in 1996 and $6.9 million in 1997. It is estimated that approximately $7.7 million will be spent in 1998 for environmental control facilities.

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

         A second disposal area at the Cliffs-Dow charcoal production plant site is on the list of priority sites issued by the Michigan Department of Natural Resources (now the Michigan Department of Environmental Quality). The Company and certain other potentially responsible parties have agreed upon allocation of investigation and remediation costs at this site. The Company participated in a RI/FS of this site, which study has been completed and is being reviewed by the Michigan Department of Environmental Quality. The Company has joined with the other potentially responsible parties in an interim removal action at the site which has been completed at an estimated total cost of $18 million, of which the Company's share is $4.5 million. In the fourth quarter of 1997, the Company and other potentially responsible parties accepted a proposal from the City of Marquette ("City") that the City assume all environmental responsibilities with respect to the plant site located within the City (which proposal did not include a secondary disposal site within the County of Marquette) in exchange for a conveyance of the 77 acre plant site. On October 31, 1997, title to the plant site property was conveyed to the City in exchange for the assumption of all environmental liabilities by the City with respect to the plant site.

         The Company has sufficient financial reserves at December 31, 1997 to provide for its expected share of the cost of the remedial actions at the above mentioned sites. (See "Legal Proceedings" for additional information concerning environmental matters.)

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

         EMPLOYEES. As of December 31, 1997, CCIC and CMC and the North American independent mining ventures had 4,972 employees, of which 4,085 were hourly employees. The hourly employees are represented by the United Steelworkers of America ("United Steelworkers") which have collective bargaining agreements. In 1993, a six-year "no strike" labor agreement was entered between the Hibbing Taconite, Tilden and Empire Mines and the United Steelworkers covering the period to August 1, 1999, but with provisions for a limited economic reopener on August 1, 1996. In 1996, the labor economic reopeners at the Hibbing Taconite, Tilden and Empire Mines were settled based on the pattern of recent steel company settlements. In 1994, a new United Steelworkers labor agreement was entered into covering employees of LTV Steel Mining Company, which agreement will expire on August 1, 1999. In 1996, a new United Steelworkers labor agreement was entered into covering the employees of the Wabush Mines, which agreement will expire on March 1, 1999.

         As of December 31, 1997, Northshore had 511 salaried employees, none of whom are represented by a union.

         As of December 31, 1997, Cliffs Reduced Iron Management Company had 3 salaried employees and Cliffs and Associates Limited had 14 salaried employees.

         In addition, as of December 31, 1997, Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 276 salaried executive, managerial, administrative and technical employees.

         ENERGY. Electric power supply contracts between Wisconsin Electric Power Company ("WEPCo") and the Empire and Tilden Mines, entered into in December, 1987, provide that WEPCo shall furnish electric power to these Mines, within specific demand limits, pursuant to price formulas. The term of these contracts covered ten years through 1997. In return for a substantial reduction in rates, the Tilden Mine converted a portion of its firm power contract to curtailable power beginning in 1993.

In January, 1996, the Empire and Tilden Mines entered into new seven-year power supply contracts with WEPCo, which included the two years remaining on the previous contracts. Various terms and conditions of the power contracts were revised to better accommodate the operation of those Mines. The new power supply contracts became effective March 1, 1996.

         Electric power for Hibbing Taconite is supplied by Minnesota Power & Light Company under a recently executed agreement, which became effective January 1, 1998 and continues to December, 2008. The Agreement provides for significant cost reduction, reduction in certain take-or-pay commitments, and an energy price cap. Electric power requirements will continue to be specified annually by the Hibbing Taconite venturers corresponding to Hibbing's operating requirements.

         LTV Steel Mining Company is currently generating the majority of its requirements, and an interchange agreement with Minnesota Power & Light Company provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. Effective May 1, 1995, the interchange agreement was extended to April 30, 2000 to provide additional backup power and other cost-effective services.

         Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore's energy requirements, has an interchange agreement with Minnesota Power & Light Company for backup power and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to the year 2011. Effective November 1, 1995, the interchange agreement was extended to October 31, 2000 to provide additional backup power and other cost-effective services.

         Wabush Mines owns a portion of the Twin Falls Hydro Generation facility which provides power for Wabush's mining operations in Newfoundland. A twenty year agreement with Newfoundland Power allows an interchange of water rights in return for the power needs for Wabush's mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

         The Company has contracts providing for the transport of natural gas for its North American iron ore operations. Several interruptions of supply of natural gas occurred during early 1997, requiring use of alternate fuels.

         The Empire and Tilden Mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. Wabush Mines has the capability of burning oil and coke breeze. Hibbing Taconite, Northshore and LTV Steel Mining Company have the capability of burning natural gas and oil. During 1997, the U.S. mines burned natural gas as their primary fuel. Wabush Mines used oil, supplemented with breeze.

         Any substantial interruption of operations or substantial price increase resulting from future government regulations or energy taxes, injunctive order, or fuel shortages could be materially adverse to the Company.

             In the paper format version of this document, this page contains a map. The map is entitled, "Cleveland-Cliffs Inc and Associated Companies Location of Iron Ore Operations". The map has an outline of the United States and Canada. Located specifically on the map are arrows and dots representing the location of the properties described in the Table on page 4 to this report.

ITEM 3. LEGAL PROCEEDINGS.

Rio Tinto.
----------

     On July 21, 1993, CCIC and Cliffs Copper Corp, a subsidiary of the Company, each received Findings of Alleged Violation and Order from the Department of Conservation and Natural Resources, Division of Environmental Protection, State of Nevada. The Findings allege that tailings materials left at the Rio Tinto Mine, located near Mountain City, Nevada, are entering State waters which the State considers to be in violation of State water quality laws. The Rio Tinto Mine was operated by Cliffs Copper Corp from 1971 to 1975 and by other companies prior to 1971. The Order requires remedial action to eliminate water quality impacts. In 1996, CCIC and other responsible parties entered into an Administrative Order on Consent with the Nevada Division of Environmental Protection, which provides for the completion of remedial action to occur in 1996 and 1997. CCIC and the other responsible parties have entered into a Participation Agreement to equitably share the cost of the remediation. The total projected cost of remediation is $2.8 million of which CCIC's share is $.6 million. As of December 31, 1997, the remediation has essentially been completed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                            Position with the Company
                              as of March 16, 1998
                            -------------------------

       Name                                                             Age
       ----                                                             ---

       J. S. Brinzo         President and Chief Executive Officer       56
       W. R. Calfee         Executive Vice President-Commercial         51
       T. J. O'Neil         Executive Vice President-Operations         57
       C. B. Bezik          Senior Vice President-Finance               45
       J. W. Sanders        Senior Vice President-International
                             Development                                55
       A. S. West           Senior Vice President-Sales                 61


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

    The business experience of the persons named above for the last five years is as follows:

   J. S. Brinzo       Executive Vice President-Finance, Company,
                          September 1, 1989 to September 30, 1993.
                      Senior Executive-Finance, Company,
                          October 1, 1993 to September 30, 1995.
                      Executive Vice President-Finance, Company,
                          October 1, 1995 to June 30, 1997.
                      Executive Vice President-Finance and Planning, Company,
                          July 1, 1997 to November 9, 1997.
                      President and Chief Executive Officer, Company,
                          November 10, 1997 to date.

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

   C. B. Bezik      Manager-Financial Planning, Company,
                        December 1, 1991 to April 30, 1994.
                    Director-Financial Planning, Company,
                        May 1, 1994 to September 30, 1994.
                    Treasurer and Director-Financial Planning, Company,
                        October 1, 1994 to September 30, 1995.
                    Vice President and Treasurer, Company,
                        October 1, 1995 to November 9, 1997.
                    Senior Vice President-Finance, Company,
                        November 10, 1997 to date.

   J. W. Sanders    Senior Vice President and General Manager,
                        Copper Range Company,
                        June, 1991 to June, 1994.
                    President and Chief Operating Officer,
                        Copper Range Company,
                        July, 1994 to September 30, 1995.
                    Senior Vice President-Technical, Company,
                        October 1, 1995 to June 30, 1997.
                    Senior Vice President-International Development, Company,
                        July 1, 1997 to date.

   A. S. West       Senior Vice President-Sales, Company,
                        July 1, 1988 to date.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1997 contained in the material under the headings, "Common Share Price Performance and Dividends", "Investor and Corporate Information" and "Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.


ITEM 6.  SELECTED FINANCIAL DATA.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1997 contained in the material under the headings, "Summary of Financial and Other Statistical Data" and "Notes to Consolidated Financial Statements", such information filed as a part hereof as Exhibits 13(j) and 13(g), respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1997 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", such information, filed as a part hereof as Exhibit 13(a).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1997 contained in the material under the headings "Statement of Consolidated Financial Position", "Statement of Consolidated Income", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Quarterly Results of Operations", such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information regarding Directors required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1998, from the material under the heading "Election of Directors". The information regarding executive officers required by this item is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

           The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1998 from the material under the headings "Executive Compensation (excluding the Compensation Committee Report on Executive Compensation)", "Pension Benefits", and the first five paragraphs under "Agreements and Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 23, 1998, from the material under the heading "Securities Ownership of Management and Certain Other Persons".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)

           (1) and (2)-List of Financial Statements and Financial Statement Schedules.

           The following consolidated financial statements of the Company, included in the Annual Report to Security Holders for the year ended December 31, 1997, are incorporated herein by reference from Item 8 and made a part hereof:

           Statement of Consolidated Financial Position -
                  December 31, 1997 and 1996
           Statement of Consolidated Income - Years ended
                  December 31, 1997, 1996 and 1995
           Statement of Consolidated Cash Flows - Years ended
                  December 31, 1997, 1996 and 1995
           Statement of Consolidated Shareholders' Equity - Years ended
                  December 31, 1997, 1996 and 1995
           Notes to Consolidated Financial Statements

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

           (3) List of Exhibits - Refer to Exhibit Index on pages 18-27 which is incorporated herein by reference.

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 1997.

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

CLEVELAND-CLIFFS INC

By: /s/ John E. Lenhard
   ----------------------------------------
   John E. Lenhard,
   Secretary and Associate General Counsel

Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                       Date
----------                 -----                                       ----
J. S. Brinzo               President and Chief                    March 25, 1998
                           Executive Officer and
                           Principal Executive Officer
                           and Director

C. B. Bezik                Senior Vice President-                 March 25, 1998
                           Finance and Principal
                           Financial Officer

R. J. Leroux               Controller and Principal               March 25, 1998
                           Accounting Officer

R. C. Cambre               Director                               March 25, 1998

R. S. Colman               Director                               March 25, 1998

J. D. Ireland, III         Director                               March 25, 1998

G. F. Joklik               Director                               March 25, 1998

L. L. Kanuk                Director                               March 25, 1998

F. R. McAllister           Director                               March 25, 1998

M. T. Moore                Director                               March 25, 1998

J. C. Morley               Director and Chairman                  March 25, 1998

S. B. Oresman              Director                               March 25, 1998

A. Schwartz                Director                               March 25, 1998

A. W. Whitehouse           Director                               March 25, 1998

                           By: /s/ John E. Lenhard
                              ---------------------------------------
                              (John E. Lenhard, as Attorney-in-Fact)


     Original powers of attorney authorizing John S. Brinzo, Cynthia B. Bezik, Joseph H. Ballway, Jr., and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

                                  EXHIBIT INDEX


                                                                                     Pagination by
                                                                                      Sequential
Exhibit                                                                                Numbering
Number                                                                                  System
--------                                                                             -----------------
                     Articles of Incorporation and By-Laws
                     of Cleveland-Cliffs Inc
                     -------------------------
3(a)                 Amended Articles of Incorporation of Cleveland-
                     Cliffs Inc (filed as Exhibit 3(a) to Form 10-K of
                     Cleveland-Cliffs Inc filed on March 26, 1996 and
                     incorporated by reference)                                      Not Applicable

3(b)                 Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3(b)
                     to Form 10-K of Cleveland-Cliffs Inc filed on March 26,
                     1996 and incorporated by reference)                             Not Applicable


                     Instruments defining rights of security holders,
                     including indentures
                     ----------------------

4(a)                 Form of Common Stock Certificate                                Filed Herewith

4(b)                 Rights Agreement, dated September 19, 1997, by and between
                     Cleveland-Cliffs Inc and First Chicago Trust Company of New
                     York, as Rights Agent (filed as Exhibit 4.1 to Form 8-K of
                     Cleveland-Cliffs Inc filed on September 19, 1997 and
                     incorporated by reference)                                      Not Applicable

4(c)                 Credit Agreement, dated as of March 1, 1995, among
                     Cleveland-Cliffs Inc, the Banks named therein and Chase
                     Manhattan Bank, as Agent (successor to Chemical Bank)
                     (filed as Exhibit 4(o) to Form 10- K of Cleveland-Cliffs
                     Inc filed on March 27, 1995 and incorporated by reference)      Not Applicable


4(d)                 Amendment dated as of July 19, 1996, to the Credit
                     Agreement dated as of March 1, 1995, among Cleveland-Cliffs
                     Inc, the Banks named therein and Chase Manhattan Bank, as
                     Agent (filed as Exhibit 4(a) to Form 10-Q of
                     Cleveland-Cliffs Inc filed on November 13, 1996 and
                     incorporated by reference)                                      Not Applicable


4(e)                 Amendment dated as of June 1, 1997, to the Credit Agreement dated as of March 1, 1995, as amended, among
                     Cleveland-Cliffs Inc, the Banks named therein and Chase
                     Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form
                     10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and
                     incorporated by reference)                                      Not Applicable

4(f)                 Note Agreement, dated as of December 15, 1995, among
                     Cleveland-Cliffs Inc and each of the Purchasers named in
                     Schedule I thereto (filed as Exhibit 4(n) to Form 10-K of
                     Cleveland-Cliffs Inc filed on March 26, 1996 and
                     incorporated by reference)                                      Not Applicable


                     Material Contracts
                     ------------------

10(a)  *             Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan
                     (as Amended and Restated, effective January 1, 1997), dated
                     April 24, 1997 (filed as Exhibit 10(l) to Form 10-Q of
                     Cleveland-Cliffs Inc filed on August 13, 1997 and
                     incorporated by reference)                                      Not Applicable

10(b)  *             Cleveland-Cliffs Inc Amended and Restated Employment
                     Agreements with certain executive officers, dated as of
                     June 30, 1997 (filed as Exhibit 10(j) to Form 10-Q of
                     Cleveland-Cliffs Inc filed on August 13, 1997 and
                     incorporated by reference)                                      Not Applicable

10(c)  *             Amendment No. 1, dated as of December 31, 1997, to Amended
                     and Restated Employment Agreement of John S. Brinzo             Filed Herewith

10(d)  *             Cleveland-Cliffs Inc and Subsidiaries Management
                     Performance Incentive Plan, dated as of January 1, 1994
                     (Summary Description) (filed as Exhibit 10(g) to Form 10-K of Cleveland-Cliffs Inc filed on March 27, 1995 and
                     incorporated by reference)                                      Not Applicable


-------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.



10(e)         Instrument of Assignment and Assumption dated as of July 1, 1985, by and between The Cleveland- Cliffs Iron Company and
              Cleveland-Cliffs Inc (filed as Exhibit 10(i) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by
              reference)                                                             Not Applicable


10(f)         Form of indemnification agreements with Directors (filed as
              Exhibit 10(j) to Form 10-K of Cleveland-Cliffs Inc filed on March
              26, 1996 and incorporated by reference)                                Not Applicable

10(g)  *      Cleveland-Cliffs Inc 1987 Incentive Equity Plan, effective as of
              April 29, 1987 (filed as Exhibit 10(h) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by
              reference)                                                             Not Applicable

10(h)  *      Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and
              Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on
              March 24, 1997 and incorporated by reference)                          Not Applicable

10(i)  *      Form of Nonqualified Stock Option Agreement for Nonemployee
              Directors                                                              Filed Herewith

10(j)  *      Form of Instrument of Amendment of Nonqualified Stock Option
              Agreements for Nonemployee Directors, dated as of March 17, 1997
              (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed
              on May 9, 1997 and incorporated by reference)                          Not Applicable

10(k)*        Amended and Restated Cleveland-Cliffs Inc Retirement Plan for
              Non-Employee Directors effective as of July 1, 1995 (filed as
              Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on
              November 13, 1996 and incorporated by reference)                       Not Applicable

--------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(l)  *      Trust Agreement No. 1 (Amended and Restated effective June 1,
              1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the
              Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan and
              certain employment agreements (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated
              by reference)                                                               Not Applicable

10(m)  *      Trust Agreement No. 2 (Amended and Restated effective June 1,
              1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the
              Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc, the
              Cleveland-Cliffs Inc Retention Plan for Salaried Employees, and
              certain employment agreements (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated
              by reference)                                                               Not Applicable

10(n)  *      First Amendment to Trust Agreement No. 2 (Amended and Restated
              effective June 1, 1997), dated July 15, 1997, by and between
              Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee
              (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed
              on August 13, 1997 and incorporated by reference)                          Not Applicable

10(o)  *      Trust Agreement No. 4, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A.,
              Trustee, with respect to the Plan for Deferred Payment of
              Directors' Fees (filed as Exhibit 10(p) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by
              reference)                                                                 Not Applicable

--------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(p)  *      First Amendment to Trust Agreement No. 4, dated as of April 9,
              1991, by and between Cleveland-Cliffs Inc and Key Trust Company of
              Ohio, N.A., Trustee and Second Amendment to Trust Agreement No. 4
              dated as of March 9, 1992 by and between Cleveland-Cliffs Inc and
              Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(q)
              to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and
              incorporated by reference)                                             Not Applicable

10(q)  *      Third Amendment to Trust Agreement No. 4, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
              N.A., Trustee (filed as Exhibit 10(d) to Form 10-Q of
              Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by
              reference)                                                             Not Applicable

10(r)  *      Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A.,
              Trustee, with respect to the Cleveland-Cliffs Inc Voluntary
              Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(r)
              to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and
              incorporated by reference)                                             Not Applicable

10(s)*        First Amendment to Trust Agreement No. 5, dated as of May 12,
              1989, by and between Cleveland-Cliffs Inc and Key Trust Company of
              Ohio N.A., Trustee, Second Amendment to Trust Agreement No. 5
              dated as of April 9, 1991 by and between Cleveland- Cliffs Inc and
              Key Trust Company of Ohio, N.A., Trustee and Third Amendment to
              Trust Agreement No. 5 dated as of March 9, 1992, by and between
              Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee
              (filed as Exhibit 10(s) to Form 10-K of Cleveland-Cliffs Inc filed
              on March 26, 1996 and incorporated by reference)                       Not Applicable

10(t)  *      Fourth Amendment to Trust Agreement No. 5, dated November 18,
              1994, by and between Cleveland- Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(dd) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 27, 1995 and incorporated by
              reference)                                                             Not Applicable

--------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(u)  *      Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
              N.A., Trustee (filed as Exhibit 10(e) to Form 10-Q of
              Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by
              reference)                                                                  Not Applicable

10(v)  *      Amended and Restated Trust Agreement No. 6, dated as of March 9,
              1992, by and between Cleveland- Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to indemnification agreements with directors (filed as Exhibit 10(t) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by
              reference)                                                                  Not Applicable

10(w)  *     First Amendment to Amended and Restated Trust Agreement No. 6,
              dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key
              Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(f) to
              Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and
              incorporated by reference)                                                  Not Applicable

10(x)  *      Trust Agreement No. 7, dated as of April 9, 1991, by and between
              Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee,
              with respect to the Cleveland-Cliffs Inc Supplemental Retirement
              Benefit Plan, as amended by First Amendment to Trust Agreement No.
              7 by and between Cleveland- Cliffs Inc and Key Trust Company of
              Ohio, N.A., Trustee, (filed as Exhibit 10(u) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by
              reference)                                                                  Not Applicable

10(y)  *      Second  Amendment to Trust Agreement No. 7, dated November 18,
              1994, by and between Cleveland- Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, (filed as Exhibit 10(ee) to Form 10-K of
              Cleveland-Cliffs Inc filed on March 27, 1995 and incorporated by
              reference)                                                                  Not Applicable

10(z)  *      Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
              N.A., Trustee (filed as Exhibit 10(g) to Form 10-Q of
              Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by
              reference)                                                                  Not Applicable

--------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(aa)  *     Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
              N.A., Trustee (filed as Exhibit 10(h) to Form 10-Q of
              Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by
              reference)                                                                Not Applicable

10(bb)  *     Trust Agreement No. 8, dated as of April 9, 1991, by and between
              Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee,
              with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-
              Employee Directors, as amended by First Amendment to Trust
              Agreement No. 8 by and between Cleveland-Cliffs Inc and Key Trust
              Company of Ohio, N.A., Trustee (filed as Exhibit 10(v) to Form
              10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and
              incorporated by reference)                                                Not Applicable

10(cc)  *     Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio,
              N.A., Trustee (filed as Exhibit 10(i) to Form 10-Q of
              Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by
              reference)                                                                Not Applicable

10(dd)  *     Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A.,
              Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee
              Directors' Supplemental Compensation Plan (filed as Exhibit 10(v)
              to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and
              incorporated by reference)                                                Not Applicable

--------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(ee)  *     Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A.,
              Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee
              Directors' Compensation Plan(filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated
              by reference)                                                               Not Applicable

10(ff)  *     Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc (as
              Amended and Restated as of February 1, 1997), dated June 26, 1997
              (filed as Exhibit 10(k) to Form 10-Q of Cleveland-Cliffs Inc filed
              on August 13, 1997 and incorporated by reference)                           Not Applicable

10(gg)  *     Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation
              Plan, Amended and Restated as of December 1, 1996 (filed as
              Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc filed on March
              26, 1997 and incorporated by reference)                                     Not Applicable

10(hh)  *     Cleveland-Cliffs Inc Long-Term Performance Share Program,
              effective as of March 31, 1994, as amended as of January 13, 1997
              (filed as Exhibit 10(n) to Form 10-Q of Cleveland-Cliffs Inc filed
              on August 13, 1997 and incorporated by reference)                           Not Applicable

10(ii)  *     Cleveland-Cliffs Inc Nonemployee Directors Supplemental
              Compensation Plan, effective as of July 1, 1995 (filed as Exhibit
              10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on November 13,
              1996 and incorporated by reference)                                         Not Applicable

10(jj)  *     Cleveland-Cliffs Inc Nonemployee Directors' Compensation Plan,
              effective as of July 1, 1996 (filed as Appendix A to Proxy
              Statement of Cleveland-Cliffs Inc filed on March 25, 1996 and
              incorporated by reference)                                                  Not Applicable

10(kk)  *     First Amendment to Cleveland-Cliffs Inc Nonemployee Directors'
              Compensation Plan, effective as of November 12, 1996 (filed as
              Exhibit 10(dd) to Form 10-K of Cleveland-Cliffs Inc filed on March
              26, 1997 and incorporated by reference)                                     Not Applicable

--------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


10(ll)  *     Second Amendment to Cleveland-Cliffs Inc Nonemployee Directors'
              Compensation Plan, effective as of May 13, 1997 (filed as Exhibit
              10(m) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13,
              1997 and incorporated by reference)                                        Not Applicable

10(mm)        Stock Purchase Agreement, dated as of September 30, 1994, among
              Cleveland-Cliffs Inc, Cliffs Minnesota Minerals Company and Cyprus
              Amax Minerals Company (filed as Exhibit 2 to Form 8-K of
              Cleveland-Cliffs Inc filed on October 13, 1994 and incorporated by reference, and to which certain portions of which were accorded
              "Confidential Information" pursuant to order of the Securities and
              Exchange Commission, dated December 21, 1994)                              Not Applicable

13            Selected portions of 1997 Annual Report to
              Security Holders

13(a)         Management's Discussion and Analysis of Financial Condition                Filed Herewith
              and Results of Operations                                                  (Page 28-38)

13(b)         Report of Independent Auditors                                             Filed Herewith
                                                                                         (Page 39)
13(c)         Statement of Consolidated Financial Position                               Filed Herewith
                                                                                         (Page 40-41)
13(d)         Statement of Consolidated Income                                           Filed Herewith
                                                                                         (Page 42)
13(e)         Statement of Consolidated Cash Flows                                       Filed Herewith
                                                                                         (Page 43)
13(f)         Statement of Consolidated Shareholders'                                    Filed Herewith
              Equity                                                                     (Page 44)

13(g)         Notes to Consolidated Financial Statements                                 Filed Herewith
                                                                                         (Page 45-62)
13(h)         Quarterly Results of Operations/Common Share Price                         Filed Herewith
              Performance and Dividends                                                  (Page 63)

--------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.


13(i)         Investor and Corporate Information                                     Filed Herewith
                                                                                       (Page 64)

13(j)         Summary of Financial and Other Statistical Data                        Filed Herewith
                                                                                     (Page 65-66)

21            Subsidiaries of the registrant                                         Filed Herewith
                                                                                      (Page 67-69)

23            Consent of independent auditors                                        Filed Herewith
                                                                                      (Page 70)

24            Power of Attorney                                                      Filed Herewith
                                                                                       (Page 71)

27            Consolidated Financial Data Schedule submitted for
              Securities and Exchange Commission information

27.1                 December 31, 1997                                                    --

27.2                 December 31, 1996                                                    --

27.3                 December 31, 1995                                                    --

99            Additional Exhibits


99(a)               Schedule II - Valuation and Qualifying                           Filed Herewith
                    Accounts                                                          (Page 72)
