Form 10-Q
period 1998-03-31
CLEVELAND CLIFFS INC
filed 1998-05-01
CIK 764065

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________.

                         Commission File Number: 1-8944

                              CLEVELAND-CLIFFS INC
             (Exact name of registrant as specified in its charter)


           Ohio                                           34-1464672
(State or other jurisdiction                           (I.R.S. Employer
of incorporation)                                      Identification No.)


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

                                                 YES  __X__   NO  ____


As of April 24, 1998, there were 11,353,655 Common Shares (par value $1.00 per share) outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME

                                                                      (In Millions,
                                                                        Except Per
                                                                      Share Amounts)
                                                                       Three Months
                                                                      Ended March 31
                                                                 -------------------------
                                                                  1998               1997
                                                                  ----               ----

REVENUES
     Product sales and services                                  $    27.2       $   20.5
     Royalties and management fees                                     8.4            8.3
                                                                 ---------       --------
        Total Operating Revenues                                      35.6           28.8
     Investment income (securities)                                    1.4            2.2
     Other income                                                       .8             .3
                                                                 ---------       --------
                                    TOTAL REVENUES                    37.8           31.3

COSTS AND EXPENSES
     Cost of goods sold and operating expenses                        30.1           21.0
     Administrative, selling and general expenses                      4.7            3.7
     Interest expense                                                   .2             .9
     Other expenses                                                    2.1            1.3
                                                                 ---------       --------
                                    TOTAL COSTS AND EXPENSES          37.1           26.9
                                                                 ---------       --------

INCOME BEFORE INCOME TAXES                                              .7            4.4

INCOME TAXES
    Currently payable                                                   .1             .6
    Deferred                                                            .1             .8
                                                                 ---------       --------
                                    TOTAL INCOME TAXES                  .2            1.4
                                                                 ---------       --------

NET INCOME                                                       $      .5       $    3.0
                                                                 =========       ========

NET INCOME PER COMMON SHARE
     Basic                                                       $     .04       $    .26
     Diluted                                                     $     .04       $    .26

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
     Basic                                                           11,323         11,375
     Diluted                                                         11,403         11,423

See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                        (In Millions)
                                                                 -----------------------------
                                                                   March 31      December 31
                                 ASSETS                              1998            1997
                                 ------                          -------------   -------------
CURRENT ASSETS
    Cash and cash equivalents                                       $   58.6       $  115.9
    Accounts receivable - net                                           45.2           73.4
    Inventories
       Finished products                                               104.5           45.7
       Work in process                                                    .9             .6
       Supplies                                                         13.3           15.1
                                                                    --------       --------
                                                                       118.7           61.4
    Federal income taxes                                                 7.9            7.5
    Other                                                                6.5            7.6
                                                                    --------       --------
                             TOTAL CURRENT ASSETS                      236.9          265.8

PROPERTIES                                                             188.9          272.3
    Allowances for depreciation and depletion                          (56.3)        (138.3)
                                                                    --------       --------
                             TOTAL PROPERTIES                          132.6          134.0

INVESTMENTS IN ASSOCIATED COMPANIES                                    222.3          218.3

OTHER ASSETS
    Prepaid pensions                                                    41.3           40.4
    Other                                                               41.5           35.8
                                                                    --------       --------
                             TOTAL OTHER ASSETS                         82.8           76.2
                                                                    --------       --------
                                   TOTAL ASSETS                     $  674.6       $  694.3
                                                                    ========       ========



                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES                                                 $   72.2       $   91.8

LONG-TERM OBLIGATIONS                                                   70.0           70.0

POSTEMPLOYMENT BENEFIT LIABILITIES                                      69.9           70.1

OTHER LIABILITIES                                                       56.6           55.0

SHAREHOLDERS' EQUITY
    Preferred Stock
       Class A - no par value
             Authorized - 500,000 shares; Issued - none                 -              -
       Class B - no par value
             Authorized - 4,000,000 shares; Issued - none               -              -
    Common Shares - par value $1 a share
       Authorized - 28,000,000 shares;                                  16.8           16.8
       Issued - 16,827,941 shares
    Capital in excess of par value of shares                            72.4           69.8
    Retained income                                                    468.9          472.1
    Accumulated other comprehensive loss, net of tax                     (.3)          (2.0)
    Cost of 5,483,336 Common Shares in treasury
       (1997 - 5,519,027 shares)                                      (146.2)        (146.2)
    Unearned compensation                                               (5.7)          (3.1)
                                                                    --------       --------
                                        TOTAL SHAREHOLDERS' EQUITY     405.9          407.4
                                                                    --------       --------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  674.6       $  694.3
                                                                    ========       ========




    See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                             (In Millions,
                                                                                           Brackets Indicate
                                                                                             Cash Decrease)
                                                                                          Three Months Ended
                                                                                                March 31
                                                                                       --------------------------
                                                                                          1998            1997
                                                                                       ----------      ----------
OPERATING ACTIVITIES
     Net income                                                                            $.5            $3.0
     Depreciation and amortization:
        Consolidated                                                                       2.1             1.7
        Share of associated companies                                                      3.1             2.8
     Provision for deferred income taxes                                                    .1              .8
     Other                                                                                (3.6)           (7.3)
                                                                                        ------          ------
                   Total before changes in operating assets and liabilities                2.2             1.0
     Changes in operating assets and liabilities                                         (46.4)          (38.5)
                                                                                        ------          ------
                                    NET CASH (USED BY) OPERATING ACTIVITIES              (44.2)          (37.5)

INVESTING ACTIVITIES
     Purchase of property, plant and equipment:
        Consolidated                                                                      (2.3)           (3.1)
        Share of associated companies                                                     (7.2)          (10.3)
     Sale of marketable securities                                                           -             2.0
     Other                                                                                 1.3              .8
                                                                                        ------          ------
                                    NET CASH (USED BY) INVESTING ACTIVITIES               (8.2)          (10.6)

FINANCING ACTIVITIES
     Dividends                                                                            (3.7)           (3.7)
     Repurchases of Common Shares                                                         (1.2)           (1.7)
                                                                                        ------          ------
                                    NET CASH (USED BY) FINANCING ACTIVITIES               (4.9)           (5.4)
                                                                                        ------          ------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (57.3)          (53.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         115.9           165.4
                                                                                        ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $58.6          $111.9
                                                                                        ======          ======


See notes to financial statements

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1997 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited financial statements present fairly the Company's financial position and results in accordance with generally accepted accounting principles.

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

           References to the "Company" mean Cleveland-Cliffs Inc and consolidated subsidiaries, unless otherwise indicated. Quarterly results are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

           In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The statement was adopted in the first quarter of 1998. Prior financial statements have been restated to reflect this change in disclosure.

           In June, 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." This statement changes the way that segment information is defined and reported in annual and interim financial statements. Statement 131 is effective for fiscal years beginning after December 15, 1997, although segment information is not required to be reported in interim financial statements in 1998. Management is evaluating the new standard and has not determined what effect, if any, it may have on future disclosure.

           In February, 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The overall objective of this statement is to improve and standardize disclosures about pensions and other postretirement benefits and to make the information easier to prepare and more understandable. Statement 132 is effective for fiscal years beginning after December 15, 1997. This statement addresses disclosure issues only and does not change the measurement or recognition of pensions or other postretirement benefits.

           In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the new standard but does not expect it to have a material impact on the Company's consolidated financial statements.

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

           At March 31, 1998, the Company had an environmental reserve, including its share of the environmental obligations of associated companies, of $22.4 million, of which $2.0 million was classified as current. The reserve includes the Company's obligations related to:

           o Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. The City of Marquette, Michigan has purchased the Cliffs-Dow plant site, located within the City, from the Company and has agreed to assume any future environmental responsibilities with respect to that site.

           o Wholly-owned active and idle operations, including Northshore mine and Silver Bay power plant in Minnesota. The
               Northshore/Silver Bay reserve is based on an environmental investigation conducted by the Company and an outside consultant in connection with the 1994 acquisition.

           o Other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

NOTE D - COMPREHENSIVE INCOME

           Comprehensive Income is "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes Net Income and Other Comprehensive Income, net of tax, consisting of unrealized gains (losses) on securities, foreign currency translation adjustments and minimum pension liability adjustments. Components of Comprehensive Income include:

                                                            (In Millions)
                                                               March 31
                                                           ---------------
                                                        1998            1997
                                                        ----            ----
              Net Income                               $  .5             $3.0
              Other Comprehensive Income -
                  Unrealized Gain on Securities          1.7               .4
                                                       -----             ----
              Comprehensive Income                     $ 2.2             $3.4
                                                       =====             ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER - 1998 AND 1997

         Earnings for the first quarter of 1998 were $.5 million, or $.04 per diluted share (all per share earnings are "diluted earnings per share" unless stated otherwise). In the first quarter of 1997, earnings were $3.0 million, or $.26 per share. First quarter results are not representative of annual results due to seasonally low shipments on the Great Lakes.

         The $2.5 million decrease in first quarter net income was mainly due to the March, 1997 termination of Savage River Mine operations in Australia. Savage River, which produced its last iron ore pellets in December, 1996, earned $2.5 million in the first quarter of 1997 on sales of its remaining inventory. The reduction in first quarter sales margin was due to the non-recurring favorable impact of the sell-off of remaining Savage River inventory on 1997 earnings. Excluding the impact of the Savage River sales, 1998 earnings were unchanged, with higher earnings from an increase in North American sales volume offset by higher administrative expenses, increased costs of reduced iron development activities and higher operating costs due to the kiln outage at the Tilden Mine (owned 40 percent by the Company).

         The $1.0 million increase in administrative expense principally reflects the effect of a 17 percent increase in the Company's stock price in the first quarter of 1998 on the cost of Performance Share grants, a key component of senior management compensation. Grant expense is accrued over a three-year vesting period, with stock prices marked to market on a cumulative basis. Lower investment income as a result of lower cash balances was largely offset by reduced interest expense due to increased capitalization of interest on the Company's share of construction costs on the Cliffs and Associates Limited reduced iron project.

         The Company's North American iron ore pellet sales in the first quarter of 1998 were .7 million tons, up from .3 million tons in 1997. The increase reflected new sales arrangements, a relatively mild winter which allowed additional lake shipments, and certain all-rail shipments.

         The Company's managed mines in North America produced 9.4 million tons of iron ore pellets in the first quarter, compared with 9.6 million tons in 1997. The Company's share of the production was 2.7 million tons in 1998 versus
2.6 million tons in 1997.

LIQUIDITY

         At March 31, 1998, the Company had cash and cash equivalents of $58.6 million. Since December 31, 1997, cash and cash equivalents have decreased $57.3 million primarily due to increased working capital, $46.4 million, and project investments and capital expenditures, $9.5 million (mainly Cliffs and Associates Limited, $5.9 million), dividends, $3.7 million, and repurchases of common shares, $1.2 million, partially offset by cash flow from operations, $2.2 million, and sale of certain Republic Mine assets, $1.3 million, having a net book value of $1.2 million (property, plant and equipment of $85.3 million, less allowance for depreciation of $84.1 million). The $46.4 million increase in working capital was primarily due to increased inventories, $57.3 million, which is normal for the first quarter. Inventories at March 31, 1998 increased $12.3 million from March 31, 1997.

         Capital additions and replacements at the six Company-managed mines in North America are expected to total approximately $98 million in 1998. The Company's share of such 1998 expenditures is expected to approximate $37 million.

         Construction is progressing on the Cliffs and Associates Limited joint venture project, located in Trinidad and Tobago (owned 46.5 percent by the Company), to produce and market premium quality reduced iron briquettes. The facilities are scheduled to start up in the fourth quarter of 1998 and are expected to be producing at the design level of 500,000 tons per year by mid-1999. Total estimated cost of the project is $160 million, with the Company's share equal to $74.4 million. The Company's cumulative share of spending as of March 31, 1998, was $62.3 million, with $12.1 million to be spent in the remainder of 1998.

         The Company anticipates further investment in ferrous metallic projects. During the first half of 1998, the Company and Mannesmann Demag are completing an engineering study for a plant to produce 700,000 metric tons of high quality pig iron per year at the Company's wholly-owned Northshore Mine in Minnesota. The plant would employ the "Redsmelt" process developed by Mannesmann Demag that combines the technologies of a rotary reduction furnace, using coal as the reductant fuel, and a submerged arc furnace. The Company has initiated the environmental review and permitting process with the Minnesota Pollution Control Agency for the potential facility in Silver Bay, Minnesota. If the results of the engineering study are positive and other economic and marketing issues are satisfactorily resolved, a decision whether to proceed with the project will likely be made in mid-1998.

         Under the Company's program to repurchase up to 1.5 million of its Common Shares in the open market or in negotiated transactions, the Company has repurchased 921,400 Common Shares through March 31, 1998, at a total cost of $36.7 million, including 28,000 Common Shares repurchased in the first quarter of 1998, at a total cost of $1.5 million (including $.3 million accrued at March 31, 1998).

CAPITALIZATION

         Long-term debt of the Company consists of $70.0 million of senior unsecured notes payable to an insurance company group. The notes, placed in December, 1995, bear a fixed interest rate of 7.0 percent and are scheduled to be repaid with a single principal payment in December, 2005. In addition, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement, which expires on March 1, 2002. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at March 31, 1998, was estimated at $70.9 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                  1998               1997               1996
                             --------------     --------------     -------------

          March 31             11,344,605         11,377,322         11,832,767
          June 30                                 11,374,448         11,614,517
          September 30                            11,379,357         11,367,717
          December 31                             11,308,914         11,369,717

TILDEN MINE KILN OUTAGE

         Welding repairs on one of the mine's two pelletizing kilns were completed earlier than expected, and the kiln was put back in service on April
9. Production at the Tilden Mine for the full year is now expected to be 6.8 million tons, up from the prior estimate of 6.7 million tons. The mine was scheduled to produce 7.0 million tons prior to the kiln outage. The lower production level at Tilden will have no effect on the Company's 1998 planned sales volume. Expected production of 6.8 million tons is .8 million tons, or 13 percent, above 1997 production. The Company's share of the kiln repair costs, $.6 million, was recorded in the first quarter.

OUTLOOK FOR 1998

         Steel markets in the U.S. and Canada continue to be strong with producers generally reporting high operating rates and good shipment levels; however, steel imports are an increasing concern due to the Asian crisis, unfair trading practices and the strength of the U.S. dollar. The Company remains optimistic about the outlook for iron ore and expects record North American pellet sales in 1998. International pellet prices have increased by about 3 percent and will favorably affect the pricing on most of the Company's multi-year sales contracts. The Company's North American iron ore pellet sales for the full year 1998 are expected to be at least 11.5 million tons, which would be a new record and represent an 11 percent increase over 1997 sales.

         The six North American mines managed by the Company are expected to produce a record 40.5 million tons of iron ore in the full year 1998, with the Company's share being a record 11.4 million tons. In 1997, the mines produced
39.6 million tons, with the Company's share being 10.9 million tons. The increases in 1998 production are mainly due to higher scheduled production at the Tilden Mine.

YEAR 2000 TECHNOLOGY

         The Company is in the process of identifying and assessing various areas of risk and implementing strategies to resolve the year 2000 technology issue. A substantial portion of year 2000 information technology compliance will be achieved as a result of the Company's Information Technology Plan ("IT Plan"). Implementation of the IT Plan is estimated to cost approximately $25 million, $17 million of which will be classified as capital expenditures and $8 million charged to operations (Company's share $6.9 million total; $4.6 million capital, $2.3 million operating). Since implementation and through March 31, 1998, $5.5 million (Company's share - $1.5 million) was expended with $2.7 million (Company's share $.7 million) charged to operations as incurred. Project completion is expected in the third quarter of 1999. The Company is charging to operations current state assessment, process re-engineering, and training costs associated with the IT Plan. In addition to the IT Plan, a year 2000 compliance program has been initiated to identify, assess and mitigate the impact of the date change on information technology not covered by the IT Plan, process control systems, transmission facilities, technical infrastructure, and other systems. Costs of achieving year 2000 compliance are charged to operations as incurred. Completion of this program is targeted for mid-1999. Year 2000 compliance is not expected to have a material adverse impact on the operations of the Company.

FORWARD-LOOKING STATEMENTS

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

         The Company's dominant business is the production and sale of iron ore pellets, which is subject to the cyclical nature of the integrated steel industry. Factors that could cause the Company's actual results to be materially different from projected results include the following:

         o Changes in the financial condition of integrated steel company partners and customers;

         o    Domestic or international economic and political conditions;

         o    Unanticipated geological conditions or ore processing changes;

         o    Substantial changes in imports of steel or iron ore;

         o    Development of alternative steel-making technologies;

         o Displacement of integrated steel production by electric furnace production;

         o    Displacement of steel by competitive materials;

         o    Energy costs and availability;

         o Difficulties or delays in achieving Year 2000 compliance, including the availability and cost of trained personnel, the ability to locate and correct system codes, and similar uncertainties;

         o Major equipment failure, availability, and magnitude and duration of repairs;

         o    Labor contract negotiations;

         o Changes in tax laws directly affecting mineral exploration and development;

         o Changes in laws, regulations or enforcement practices governing environmental site remediation requirements and the technology available to complete required remediation. Additionally, the impact of inflation, the identification and financial condition of other responsible parties, as well as the number of sites and quantity and type of material to be removed, may significantly affect estimated environmental remediation liabilities;

         o Changes in laws, regulations or enforcement practices governing compliance with environmental and safety standards at operating locations; and,

         o Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

         Most steel company partners and customers of the Company have improved their financial condition due to improved operating results and increased equity capital. The improvement in most integrated steel companies' financial positions has reduced a major business risk faced by the Company, i.e., the potential financial failure and shutdown of one or more of its significant customers or partners, with the resulting loss of ore sales or royalty and management fee income. However, if any such shutdown were to occur without mitigation through replacement sales or cost reduction, it would represent a significant adverse financial development to the Company.

         Additionally, the Company's projection of construction cost, start-up date and production rate for its reduced iron project could change due to inherent risks such as construction delays, process difficulties, or increased costs.

         The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) List of Exhibits - Refer to Exhibit Index on page 14.
         (b) There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEVELAND-CLIFFS INC



Date     May 1, 1998                       By /s/ C. B. Bezik
                                              ---------------------------------
                                              C. B. Bezik
                                              Senior Vice President-Finance and
                                              Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                                     Exhibit
------                                     -------

                                                                                                   ---------
   10(a)              Amendment No. 1 to Cleveland-Cliffs Inc Supplemental                           Filed
                      Retirement Benefit Plan (as amended and restated                               Herewith
                      effective January 1, 1997), effective as of
                      November 1, 1997, dated March 31, 1998.

   10(b)              Amendment No. 1 to Cleveland-Cliffs Inc Voluntary Non-                         Filed
                      Qualified Deferred Compensation Plan (amended and                              Herewith
                      restated effective December 1, 1996), effective as of
                      November 1, 1997, dated March 31, 1998.

   10(c)              Amendment No. 1 to Severance Pay Plan for Key                                  Filed
                      Employees of Cleveland-Cliffs Inc (as amended and                              Herewith
                      restated as of February 1, 1997), effective as of November
                      1, 1997, dated March 31, 1998.

   27                 Consolidated Financial Data Schedule submitted for
                      Securities and Exchange Commission information only:

   27.1                      March 31, 1998                                                               --
   27.2                      March 31, 1997                                                               --