Form 10-Q
period 1998-06-30
CLEVELAND CLIFFS INC
filed 1998-08-12
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _____.
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

As of July 31, 1998, there were 11,325,347 Common Shares (par value $1.00 per share) outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME




                                                                              (In Millions, Except Per Share Amounts)
                                                                    -------------------------------------------------------------
                                                                           Three Months                      Six Months
                                                                           Ended June 30                    Ended June 30
                                                                    ---------------------------       ---------------------------
                                                                       1998             1997             1998             1997
                                                                    ----------       ----------       ----------       ----------

REVENUES
     Product sales and services                                     $    143.2       $    102.7       $    170.4       $    123.2
     Royalties and management fees                                        12.9             12.4             21.3             20.7
                                                                    ----------       ----------       ----------       ----------
         Total Operating Revenues                                        156.1            115.1            191.7            143.9
     Investment income (securities)                                         .8              1.2              2.2              3.4
     Recovery of excess closedown provision                                  -              4.3                -              4.3
     Other income                                                          1.0              1.5              1.8              1.8
                                                                    ----------       ----------       ----------       ----------
                                               TOTAL REVENUES            157.9            122.1            195.7            153.4

COSTS AND EXPENSES
     Cost of goods sold and operating expenses                           127.2             96.1            157.3            117.1
     Administrative, selling and general expenses                          4.9              3.5              9.6              7.2
     Interest expense                                                       .1               .8               .3              1.7
     Other expenses                                                        2.9              2.2              5.0              3.5
                                                                    ----------       ----------       ----------       ----------
                                     TOTAL COSTS AND EXPENSES            135.1            102.6            172.2            129.5
                                                                    ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAXES                                                22.8             19.5             23.5             23.9

INCOME TAXES
    Currently payable                                                      3.4              2.7              3.5              3.3
    Deferred                                                               2.5              3.9              2.6              4.7
                                                                    ----------       ----------       ----------       ----------
                                           TOTAL INCOME TAXES              5.9              6.6              6.1              8.0
                                                                    ----------       ----------       ----------       ----------

NET INCOME                                                          $     16.9       $     12.9       $     17.4       $     15.9
                                                                    ==========       ==========       ==========       ==========

NET INCOME PER COMMON SHARE
     Basic                                                          $     1.49       $     1.14       $     1.53       $     1.40
     Diluted                                                        $     1.48       $     1.13       $     1.52       $     1.39

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
     Basic                                                              11,326           11,371           11,325           11,373
     Diluted                                                            11,423           11,421           11,413           11,422


See notes to financial statements

                              CLEVELAND-CLIFFS INC

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION



                                                                                (In Millions)
                                                                           -------------------------
                                                                             June 30     December 31
                                    ASSETS                                    1998          1997
                                    ------                                 ----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                               $ 71.7        $115.9
     Accounts receivable - net                                                 73.2          73.4
     Inventories
         Finished products                                                     72.6          45.7
         Work in process                                                        1.2            .6
         Supplies                                                              13.7          15.1
                                                                             ------        ------
                                                                               87.5          61.4
     Federal income taxes                                                      10.7           7.5
     Other                                                                      5.9           7.6
                                                                             ------        ------
                                                  TOTAL CURRENT ASSETS        249.0         265.8

PROPERTIES                                                                    192.8         272.3
     Allowances for depreciation and depletion                                (58.2)       (138.3)
                                                                             ------        ------
                                                      TOTAL PROPERTIES        134.6         134.0

INVESTMENTS IN ASSOCIATED COMPANIES                                           225.9         218.3

OTHER ASSETS
     Prepaid pensions                                                          41.4          40.4
     Other                                                                     39.7          35.8
                                                                             ------        ------
                                                    TOTAL OTHER ASSETS         81.1          76.2
                                                                             ------        ------
                                                          TOTAL ASSETS       $690.6        $694.3
                                                                             ======        ======



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES                                                          $ 78.0        $ 91.8

LONG-TERM OBLIGATIONS                                                          70.0          70.0

POSTEMPLOYMENT BENEFIT LIABILITIES                                             69.8          70.1

OTHER LIABILITIES                                                              56.8          55.0

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - no par value
             Authorized - 500,000 shares; Issued - none                           -             -
         Class B - no par value
             Authorized - 4,000,000 shares; Issued - none                         -             -
     Common Shares - par value $1 a share
         Authorized - 28,000,000 shares;
         Issued - 16,827,941 shares                                            16.8          16.8
     Capital in excess of par value of shares                                  73.3          69.8
     Retained income                                                          481.5         472.1
     Accumulated other comprehensive loss, net of tax                          (2.2)         (2.0)
     Cost of 5,505,894 Common Shares in treasury
         (1997 - 5,519,027 shares)                                           (147.7)       (146.2)
     Unearned compensation                                                     (5.7)         (3.1)
                                                                             ------        ------
                                            TOTAL SHAREHOLDERS' EQUITY        416.0         407.4
                                                                             ------        ------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $690.6        $694.3
                                                                             ======        ======




     See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                          (In Millions,
                                                                                        Brackets Indicate
                                                                                         Cash Decrease)
                                                                                        Six Months Ended
                                                                                             June 30
                                                                                      ----------------------
                                                                                        1998          1997
                                                                                      ---------    ---------
OPERATING ACTIVITIES
     Net income                                                                        $ 17.4        $ 15.9
     Depreciation and amortization:
         Consolidated                                                                     4.3           3.5
         Share of associated companies                                                    6.3           6.0
     Decrease in Savage River closedown reserve                                             -         (16.1)
     Provision for deferred income taxes                                                  2.6           4.8
     Other                                                                               (2.3)           .6
                                                                                       ------        ------
                        Total before changes in operating assets and liabilities         28.3          14.7
     Changes in operating assets and liabilities                                        (42.7)        (75.3)
                                                                                       ------        ------
                                         NET CASH (USED BY) OPERATING ACTIVITIES        (14.4)        (60.6)

INVESTING ACTIVITIES
     Purchase of property, plant and equipment:
         Consolidated                                                                    (6.1)         (5.0)
         Share of associated companies                                                  (13.8)        (19.2)
         Purchase of Wabush interest                                                        -         (15.0)
     Other                                                                                1.3           4.8
                                                                                       ------        ------
                                         NET CASH (USED BY) INVESTING ACTIVITIES        (18.6)        (34.4)

FINANCING ACTIVITIES
     Dividends                                                                           (8.0)         (7.4)
     Repurchases of Common Shares                                                        (3.2)         (1.7)
                                                                                       ------        ------
                                         NET CASH (USED BY) FINANCING ACTIVITIES        (11.2)         (9.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     -            .2
                                                                                       ------        ------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (44.2)       (103.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        115.9         165.4
                                                                                       ------        ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 71.7        $ 61.5
                                                                                       ======        ======




See notes to financial statements

                              CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

           In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." This statement changes the way that segment information is defined and reported in annual and interim financial statements. Statement 131 is effective for fiscal years beginning after December 15, 1997, although segment information is not required to be reported in interim financial statements in 1998. Management is evaluating the new standard and has not determined what effect it may have on future disclosures.

           In February, 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The objective of this statement is to improve and standardize disclosures about pensions and other postretirement benefits and does not change the measurement or recognition of pensions or other postretirement benefits.

           In June, 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 1999. This statement will provide comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. Management is evaluating the new standard, but does not expect it to have a material impact on the Company's consolidated financial statements.

           In March, 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The Company is evaluating the new standard, but does not expect it to have a material impact on the Company's consolidated financial statements.

           In April, 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," effective for fiscal years beginning after December 15, 1998, which requires such costs to be expensed as incurred. Management is evaluating the new standard, but does not expect it to have a material impact on the Company's consolidated financial statements.

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

           At June 30, 1998, the Company had an environmental reserve, including its share of the environmental obligations of associated companies, of $22.3 million, of which $1.7 million is a current liability. The reserve includes the Company's obligations related to:

           - Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. The City of Marquette, Michigan has purchased the Cliffs-Dow plant site, on January 29, 1998, from the Company and has agreed to assume any future environmental responsibilities with respect to that site.

           - Wholly-owned active and idle operations, and other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

NOTE D - COMPREHENSIVE INCOME

           Comprehensive Income includes Net Income and Other Comprehensive Income, net of tax, consisting of unrealized gains (losses) on securities, foreign currency translation adjustments and minimum pension liability. Components of Comprehensive Income include:

                                                                              (In Millions)
                                                   ------------------------------------------------------------------
                                                            Second Quarter                       First-Half
                                                   -------------------------------     ------------------------------
                                                       1998              1997              1998              1997
                                                   ------------      -------------     ------------       -----------
Net Income                                            $16.9              $12.9             $17.4             $15.9
Other Comprehensive Income -
    Unrealized Gain (Loss)
        on Securities                                  (1.9)                .5               (.2)               .9
    Foreign Currency
       Translation Adjustment                            --                 .2                --                .2
                                                      -----              -----             -----             -----
Comprehensive Income                                  $15.0              $13.6             $17.2             $17.0
                                                      =====              =====             =====             =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

       COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 1998 AND 1997
       -----------------------------------------------------------------

         Earnings for the second quarter of 1998 were $16.9 million, or $1.48 per diluted share (all per share earnings are "diluted earnings per share" unless otherwise stated), and first-half earnings were $17.4 million, or $1.52 per share. Comparable earnings, before special items, in 1997 were $10.1 million, or $.88 per share, in the second quarter, and $13.1 million, or $1.14 per share, in the first-half. Net income for both 1997 periods included an after-tax credit of $2.8 million resulting from the reversal of an excess accrual for closedown obligations of the Savage River Mine in Australia which were recorded prior to 1997.

         Following is a summary of results:

                                                                  (In Millions, Except Per Share)
                                                        ----------------------------------------------------
                                                            Second Quarter                First-Half
                                                        ------------------------   -------------------------
                                                           1998         1997          1998          1997
                                                        -----------   ----------   -----------   -----------

          Income Before Special Items:
               Amount                                       $16.9         $10.1       $17.4          $13.1
               Per Share                                     1.48           .88        1.52           1.14
          Special Items:
               Amount                                          --           2.8          --            2.8
               Per Share                                       --           .25          --            .25
          Net Income:
               Amount                                        16.9          12.9        17.4           15.9
               Per Share                                     1.48          1.13        1.52           1.39

         The $6.8 million, or 67 percent, increase in second quarter earnings before special items was mainly due to higher North American sales volume and price realization, lower interest expense, and a lower effective tax rate, partially offset by higher administrative and business development expenses, including ferrous metallics and international development activities, and lower investment income.

         The $4.3 million increase in first-half earnings before special items was principally due to higher North American sales volume and price realization, lower interest expense, and a lower effective tax rate, partially offset by the termination of Savage River operations, higher administrative and business development expenses, including ferrous metallics and international development activities, and lower investment income. Savage River, which produced its last iron ore pellets in December, 1996, earned $2.4 million in the first half of 1997 on sales of its remaining inventory.

         The Company's North American iron ore pellet sales in the second quarter of 1998 were a record 3.9 million tons, a 39 percent increase from the
2.8 million tons sold in the second quarter of 1997. First-half sales of 4.6 million tons were also a record and 48 percent higher than the 3.1 million tons sold in the first half of 1997.

         Administrative expenses increased by $1.4 million in the second quarter of 1998 versus 1997 and $2.4 million in the first-half of 1998 versus 1997 principally due to the cost of Performance Share grants, a key component of senior management compensation. Lower investment income in the second quarter and first-half reflects lower average cash balances in 1998, while decreased interest expense in both periods results from increased capitalization of interest on the Company's share of construction costs on the Cliffs and Associates Limited reduced iron project. Other expenses were up in both periods due to increased costs of ferrous metallics and international development activities.

         The Company's managed mines produced 10.0 million tons in the second quarter of 1998 compared with 9.6 million tons in 1997. First-half production was 19.4 million tons, up from 19.2 million tons in 1997.

         The Empire and Tilden Mines in Michigan have experienced some minor electric power interruptions in the second quarter, and there is a risk of further interruptions and production losses at these mines under interruptible power contracts with Wisconsin Electric Power Company.

LIQUIDITY
---------

         At June 30, 1998, the Company had cash and cash equivalents of $71.7 million. Since December 31, 1997, cash and cash equivalents have decreased $44.2 million, primarily due to increased working capital, $42.7 million, and project investments and capital expenditures, $19.9 million (mainly Trinidad project, $10.8 million), dividends, $8.0 million, and repurchases of common shares, $3.2 million, partially offset by cash flow from operations, $28.3 million.

         For the year 1998 capital expenditures, principally for mining ventures and including items classified as capital leases, are projected to total $139 million (Company's share - $61 million).

CAPITALIZATION
--------------

         Long-term debt of the Company consists of $70.0 million of senior unsecured notes payable to an insurance company group. The notes bear a fixed interest rate of 7.0 percent and are scheduled to be repaid with a single principal payment in December, 2005. During the quarter, the Company extended the maturity of the $100 million revolving credit agreement from March 1, 2002 to May 31, 2003. No borrowings are outstanding under this agreement. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at June 30, 1998, was estimated at $71.7 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                               1998                 1997                     1996
                                          --------------       --------------           -------------

              March 31                       11,344,605           11,377,322             11,832,767
              June 30                        11,322,047           11,374,448             11,614,517
              September 30                                        11,379,357             11,367,717
              December 31                                         11,308,914             11,369,717

         Under the Company's program to repurchase up to 1.5 million of its Common Shares in the open market or in negotiated transactions, the Company has repurchased 953,400 Common Shares through June 30, 1998, at a total cost of $38.4 million, including 60,000 Common Shares repurchased in the first half of 1998, at a total cost of $3.2 million.

FERROUS METALLICS DEVELOPMENTS
------------------------------

         While good progress is being made on construction of the Company's hot-briquetted iron venture project in Trinidad and Tobago with LTV Corporation and Lurgi AG, exceptionally rainy weather over the last few months and other construction difficulties have caused delays. Construction of the Cliffs and Associates Limited facilities is now projected to be completed late in 1998, with commissioning and initial production to follow. Operations planning and employee training activities are well advanced in preparation for the plant commissioning. The project will operate on a planned start-up curve and is expected to achieve its design capacity rate of 500,000 metric tons per year in mid-1999. The Company's cumulative investment totals $67.2 million as of June 30, 1998. Market prices for ferrous metallics products are currently depressed as a result of Asian imports. While it is difficult to project how long prices will remain depressed, the project is expected to be profitable even at current price levels. A decision by the owners of Cliffs and Associates Limited to expand could be made by the end of 1999 depending on market factors.

         An investment in a plant to produce 700,000 metric tons annually of a premium grade pig iron at the Company's wholly-owned Northshore Mine in Silver Bay, Minnesota is being evaluated. Uncertainties concerning environmental permitting and other matters have delayed a decision on this project.

         The Company continues to consider other investment alternatives, both domestically and internationally, in the iron ore and ferrous metallics business.

TILDEN MINE KILN OUTAGE
-----------------------

         Welding repairs on one of the mine's two pelletizing kilns were completed earlier than expected, and the kiln was put back in service on April
9. Production at the Tilden Mine for the full year is now expected to be 6.8 million tons. Expected production of 6.8 million tons is .8 million tons, or 13 percent, above 1997 production. The Company's share of the kiln repair costs, $.6 million, was recorded in the first quarter.

COAL RETIREES
-------------

         Through June 30, 1998, payments covering over 300 beneficiaries have been made to the UMWA Combined Benefit Fund as required by the Coal Industry Retiree Health Benefit Act of 1992 ("Act"). Over 20 percent of these beneficiaries are from former coal operations which ceased operations as signatories to the UMWA contract prior to when coal wage agreements contained any provisions that could be construed as promising or implying that health benefits would be provided for life. Based on a recent U.S. Supreme Court decision in EASTERN ENTERPRISES V. APFEL, premium payments on these beneficiaries have been discontinued and a refund requested for previous payments. Although the Act provides for substantial penalties for non-payment of premiums, management believes that the Company's actions, in light of EASTERN ENTERPRISES V. APFEL, would not subject the Company to such penalties.

OUTLOOK
-------

         Most steel industry analysts are projecting a continuation of relatively high operating rates for steel producers in the United States and Canada for the second half of 1998 and into 1999 despite increasing concerns about Asian and other steel imports. For the full year 1998, the six mines are expected to produce a record 40.5 million tons, with the Company's share being a record 11.4 million tons. In 1997, the mines produced 39.6 million tons, with the Company's share being 10.9 million tons. The increases in 1998 are mainly due to higher scheduled production at the Tilden Mine. The Company's managed mines are currently expected to operate at capacity levels in 1999, with pellet production nearing 42 million tons. The Company's share of 1999 production at capacity levels would be 11.8 million tons.

         Ore sales for the full year 1998 are projected at 12.5 million tons,
2.1 million tons higher than 1997. Sales at the projected 12.5 million ton level are possible by reducing inventories to a minimum level and by purchasing ore for resale.

YEAR 2000 TECHNOLOGY
--------------------

         The Company continues its identification and assessment of various areas of risk and implementation of strategies to resolve the year 2000 technology issue. A substantial portion of year 2000 information technology compliance will be achieved as a result of the Company's Information Technology Plan ("IT Plan"). Implementation of the IT Plan is estimated to cost approximately $25 million for the Company and associated ventures, $17 million of which is projected to be classified as capital expenditures and $8 million charged to operations (Company's share $6.9 million total; $4.6 million capital, $2.3 million operating). Since implementation and through June 30, 1998, $7.6 million (Company's share - $2.1 million) was expended with $3.3 million (Company's share $.9 million) charged to operations as incurred. Project completion is expected in the third quarter of 1999. The Company is charging to operations current state assessment, process re-engineering, and training costs associated with the IT Plan. In addition to the IT Plan, a year 2000 compliance program has been initiated to identify, assess and mitigate the impact of the date change on systems not covered by the IT Plan. The incremental expense of achieving year 2000 compliance on systems not covered by the IT Plan is estimated to be $2 million for the Company and its ventures. Completion of this program is targeted for mid-1999. Year 2000 compliance is not expected to have a material adverse impact on the operations of the Company.

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

         The Company's primary business is the production and sale of iron ore pellets, which is subject to the cyclical nature of the integrated steel industry. Factors that could cause the Company's actual results to be materially different from projected results include the following:

         - Changes in the financial condition of integrated steel company partners and customers. The potential financial failure and shutdown of one or more significant customers or partners without mitigation could represent a significant adverse development;

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

         -   Energy costs and availability;

         -   Shortage of available process water due to drought;

         - Difficulties or delays in achieving Year 2000 compliance, including the availability and cost of trained personnel, the ability to locate and correct system codes, and similar uncertainties;

         - Major equipment failure, availability, and magnitude and duration of repairs;

         -   Labor contract negotiations;

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

         - Changes in laws, regulations or enforcement practices governing compliance with environmental and safety standards at operating locations; and,

         - Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

         Additionally, the Company's projection of construction cost, start-up date, production rate and profitability for the Trinidad reduced iron project could change due to the following inherent uncertainties:

         -   Construction delays;

         -   Changes in product pricing and demand;

         -   Process difficulties; and

         -   Cost and availability of key components of production.

         The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

         The Company's Annual Meeting of Shareholders was held on May 12, 1998. At the meeting the Company's shareholders acted upon the election of Directors and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 12 nominees named in the Company's Proxy Statement, dated March 23, 1998, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

                               NOMINEES                       FOR             WITHHELD
                  -----------------------------------   ----------------  -----------------
                  John S. Brinzo                          9,817,222             11,143
                  Ronald C. Cambre                        9,816,472             11,893
                  Robert S. Colman                        9,815,985             12,380
                  James D. Ireland III                    9,815,705             12,660
                  G. Frank Joklik                         9,815,467             12,898
                  Leslie L. Kanuk                         9,815,344             13,021
                  Francis R. McAllister                   9,816,722             11,643
                  M. Thomas Moore                         9,815,999             12,366
                  John C. Morley                          9,816,403             11,962
                  Stephen B. Oresman                      9,815,639             12,726
                  Alan Schwartz                           9,814,885             13,480
                  Alton W. Whitehouse                     9,814,685             13,680

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to ratify the appointment of the firm of Ernst & Young LLP, independent public accountants, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 1998 were as follows: 9,809,193 Common Shares were cast for the adoption of the proposal; 6,535 Common Shares were cast against the adoption of the proposal; and 12,637 Common Shares abstained from voting on the proposal.

         There were no broker non-votes with respect to the election of directors or the ratification of the independent public accountants.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) List of Exhibits - Refer to Exhibit Index on page 16.
         (b) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEVELAND-CLIFFS INC



Date        August 12, 1998                By  /s/ C. B. Bezik
     -----------------------------            ---------------------------------
                                              C. B. Bezik
                                              Senior Vice President-Finance and
                                              Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number                                Exhibit
--------              -------------------------------------------------------                       ---------

     4(a)             Amendment, dated as of June 1, 1998, to the Credit                            Filed
                      Agreement dated as of March 1, 1995, as amended,                               Herewith
                      among Cleveland-Cliffs Inc, the financial institutions
                      named therein, and The Chase Manhattan Bank,
                      as Agent.

    27                Consolidated Financial Data Schedule submitted for
                      Securities and Exchange Commission information only:

   27.1                      June 30, 1998                                                              --
   27.2                      June 30, 1997                                                              --

   99(a)              Cleveland-Cliffs Inc News Release published on                                 Filed
                      July 22, 1998, with respect to 1998 second quarter                             Herewith
                      earnings and 1998 first-half earnings.