Form 10-Q
period 1998-09-30
CLEVELAND CLIFFS INC
filed 1998-11-05
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________.
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

As of October 30, 1998, there were 11,148,453 Common Shares (par value $1.00 per share) outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

                              CLEVELAND-CLIFFS INC

                        STATEMENT OF CONSOLIDATED INCOME

                                                                  (In Millions, Except Per Share Amounts)
                                                          -----------------------------------------------------
                                                                Three Months                 Nine Months
                                                             Ended September 30           Ended September 30
                                                          ------------------------     ------------------------
                                                             1998          1997           1998          1997
                                                          ----------    ----------     ----------    ----------

REVENUES
--------
    Product sales and services                            $    158.1    $    133.1     $    328.5    $    256.3
    Royalties and management fees                               15.5          13.7           36.8          34.4
                                                          ----------    ----------     ----------    ----------
        Total Operating Revenues                               173.6         146.8          365.3         290.7
    Investment income (securities)                               1.5           1.0            3.7           4.4
    Recovery of excess closedown provision                         -             -              -           4.3
    Other income                                                 0.6           1.1            2.4           2.9
                                                          ----------    ----------     ----------    ----------
                                      TOTAL REVENUES           175.7         148.9          371.4         302.3

COSTS AND EXPENSES
------------------
    Cost of goods sold and operating expenses                  140.6         118.3          297.9         235.4
    Administrative, selling and general expenses                 3.4           5.4           13.0          12.6
    Interest expense                                             0.1           0.5            0.4           2.2
    Other expenses                                               4.4           1.6            9.4           5.1
                                                          ----------    ----------     ----------    ----------
                            TOTAL COSTS AND EXPENSES           148.5         125.8          320.7         255.3
                                                          ----------    ----------     ----------    ----------

INCOME BEFORE INCOME TAXES                                      27.2          23.1           50.7          47.0

INCOME TAXES
    Currently payable                                            4.1           8.0            7.6          11.3
    Deferred                                                     3.0          (6.0)           5.6          (1.3)
                                                          ----------    ----------     ----------    ----------
                                 TOTAL INCOME TAXES              7.1           2.0           13.2          10.0
                                                          ----------    ----------     ----------    ----------

NET INCOME                                                $     20.1    $     21.1     $     37.5    $     37.0
                                                          ==========    ==========     ==========    ==========

NET INCOME PER COMMON SHARE
---------------------------
    Basic                                                 $     1.80    $     1.86     $     3.33    $     3.26
    Diluted                                               $     1.78    $     1.85     $     3.30    $     3.24

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
---------------------------------------
    Basic                                                     11,207        11,379         11,286        11,375
    Diluted                                                   11,264        11,484         11,363        11,443

See notes to financial statements

                           CLEVELAND-CLIFFS INC

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION


                                                                                  (In Millions)
                                                                            -------------------------
                                                                            September 30   December 31
                                                                               1998           1997
                                                                            ----------     ----------
                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash and cash equivalents                                              $    115.5     $    115.9
     Accounts receivable - net                                                    68.9           73.4
     Inventories
         Finished products                                                        41.3           46.3
         Supplies                                                                 13.4           15.1
                                                                            ----------     ----------
                                                                                  54.7           61.4
     Federal income taxes                                                          7.7            7.5
     Other                                                                         7.3            7.6
                                                                            ----------     ----------
                                                TOTAL CURRENT ASSETS             254.1          265.8

PROPERTIES                                                                       205.9          272.3
     Allowances for depreciation and depletion                                   (59.9)        (138.3)
                                                                            ----------     ----------
                                                    TOTAL PROPERTIES             146.0          134.0

INVESTMENTS IN ASSOCIATED COMPANIES                                              225.8          218.3

OTHER ASSETS
     Prepaid pensions                                                             41.8           40.4
     Other                                                                        34.9           35.8
                                                                            ----------     ----------
                                                  TOTAL OTHER ASSETS              76.7           76.2
                                                                            ----------     ----------
                                                        TOTAL ASSETS        $    702.6     $    694.3
                                                                            ==========     ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES                                                         $     87.0     $     91.8

LONG-TERM OBLIGATIONS                                                             70.0           70.0

POSTEMPLOYMENT BENEFIT LIABILITIES                                                69.8           70.1

OTHER LIABILITIES                                                                 55.1           55.0

SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - no par value
             Authorized - 500,000 shares; Issued - none                              -              -
         Class B - no par value
             Authorized - 4,000,000 shares; Issued - none                            -              -
     Common Shares - par value $1 a share
         Authorized - 28,000,000 shares;
         Issued - 16,827,941 shares                                               16.8           16.8
     Capital in excess of par value of shares                                     69.3           69.8
     Retained income                                                             497.5          472.1
     Accumulated other comprehensive loss, net of tax                             (4.1)          (2.0)
     Cost of 5,679,488 Common Shares in treasury
         (1997 - 5,519,027 shares)                                              (155.8)        (146.2)
     Unearned compensation                                                        (3.0)          (3.1)
                                                                            ----------     ----------
                                          TOTAL SHAREHOLDERS' EQUITY             420.7          407.4
                                                                            ----------     ----------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    702.6     $    694.3
                                                                            ==========     ==========





See notes to financial statements

                              CLEVELAND-CLIFFS INC

                      STATEMENT OF CONSOLIDATED CASH FLOWS




                                                                                       (In Millions,
                                                                                     Brackets Indicate
                                                                                      Cash Decrease)
                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                 -------------------------
                                                                                    1998           1997
                                                                                 ----------     ----------
OPERATING ACTIVITIES
     Net income                                                                  $     37.5     $     37.0
     Depreciation and amortization:
         Consolidated                                                                   6.4            5.2
         Share of associated companies                                                  9.4            9.1
     Decrease in Savage River closedown reserve                                           -          (16.1)
     Provision for deferred income taxes                                                5.6            9.2
     Tax credit                                                                           -           (5.6)
     Other                                                                             (1.7)           3.0
                                                                                 ----------     ----------
                     Total before changes in operating assets and liabilities          57.2           41.8
     Changes in operating assets and liabilities                                        2.4          (51.1)
                                                                                 ----------     ----------
                                 NET CASH FROM (USED BY) OPERATING ACTIVITIES          59.6           (9.3)

INVESTING ACTIVITIES
     Purchase of property, plant and equipment:
         Consolidated                                                                 (18.8)         (11.0)
         Share of associated companies                                                (18.9)         (35.7)
         Purchase of Wabush interest                                                      -          (15.0)
     Other                                                                              1.3            4.8
                                                                                 ----------     ----------
                                      NET CASH (USED BY) INVESTING ACTIVITIES         (36.4)         (56.9)

FINANCING ACTIVITIES
     Dividends                                                                        (12.1)         (11.1)
     Repurchases of Common Shares                                                     (11.5)          (1.7)
                                                                                 ----------     ----------
                                      NET CASH (USED BY) FINANCING ACTIVITIES         (23.6)         (12.8)
                                                                                 ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (0.4)         (79.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      115.9          165.4
                                                                                 ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    115.5     $     86.4
                                                                                 ==========     ==========




See notes to financial statements

                               CLEVELAND-CLIFFS INC

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1998


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

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

           In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement changes the way that segment information is defined and reported in annual and interim financial statements. Statement 131 is effective for fiscal years beginning after December 15, 1997, although segment information is not required to be reported in interim financial statements in 1998. Management is evaluating the new Statement and has not determined what effect it may have on future disclosures.

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

           In June, 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 1999. This Statement provides comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. The Company does not expect compliance with the Statement to have a material impact on the Company's consolidated financial statements.

           In March, 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. The Statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The Company does not expect compliance with the Statement to have a material impact on the Company's consolidated financial statements.

           In April, 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," effective for fiscal years beginning after December 15, 1998, which requires such costs to be expensed as incurred. The Company does not expect compliance with the Statement to have a material impact on the Company's consolidated financial statements.

           In July, 1998, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned Are Held in a Rabbi Trust and Invested." The objective of the Issue is to consolidate the accounts of Rabbi trusts with the accounts of the Company, and to establish uniform recognition of related compensation cost. Compliance with the standard set forth in the Issue, adopted by the Company at September 30, 1998, had no material effect on the Company's consolidated financial statements.

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

           At September 30, 1998, the Company had an environmental reserve, including its share of the environmental obligations of associated companies, of $22.1 million, of which $3.5 million is a current liability. The reserve includes the Company's obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. The City of Marquette, Michigan purchased the Cliffs-Dow plant site, on January 29, 1998, from the Company and has agreed to assume any future environmental responsibilities with respect to that site. Also, included in the reserve are wholly-owned active and idle operations, and other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation of sites where expenditures may be incurred.

NOTE D - COMPREHENSIVE INCOME

           Comprehensive Income includes Net Income and Other Comprehensive Income, net of tax, consisting of unrealized gains (losses) on securities, foreign currency translation adjustments and minimum pension liability. Components of Comprehensive Income include:

                                                       (In Millions)
                                 -------------------------------------------------------
                                       Third Quarter               First Nine Months
                                 -------------------------     -------------------------
                                    1998           1997           1998           1997
                                 ----------     ----------     ----------     ----------
Net Income                       $     20.1     $     21.1     $     37.5     $     37.0
Other Comprehensive Income -
    Unrealized Gain (Loss)
        on Securities                  (1.9)           (.8)          (2.1)            .5
    Foreign Currency
       Translation Adjustment            --            (.2)            --             --
                                 ----------     ----------     ----------     ----------
Comprehensive Income             $     18.2     $     20.1     $     35.4     $     37.5
                                 ==========     ==========     ==========     ==========


NOTE E - ACME BANKRUPTCY

           On September 28, 1998, Acme Metals Incorporated and its wholly owned subsidiary Acme Steel Company (collectively "Acme"), a partner in the Company's-managed Wabush Mine in Canada and an iron ore customer, petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a $1.2 million trade receivable from Acme. In recognition of growing concerns about steel industry conditions, a $1.2 million charge ($.9 million after-tax) was recorded in September, to raise the total reserve for trade receivables to $2.2 million. Since its filing, Acme has maintained operations with debtor-in-possession financing and has continued its relationship with the Company. Sales to Acme in the first nine months of 1998 and for the year 1997 represented less than 5 percent of total sales volume.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                       ------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

        COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS - 1998 AND 1997
        -----------------------------------------------------------------

         Earnings for the third quarter of 1998 were $20.1 million, or $1.78 per diluted share (all per share earnings are "diluted earnings per share" unless otherwise stated), and first nine months earnings were $37.5 million, or $3.30 per share. Comparable earnings, before special items, in 1997 were $15.5 million, or $1.36 per share, in the third quarter, and $28.6 million, or $2.50 per share, in the first nine months. Net income for the first nine months of 1997 included a $5.6 million special tax credit recorded in the third quarter and a $2.8 million after-tax second quarter reversal of an excess accrual for closedown obligations of the Savage River Mine in Australia. Including the special items, 1997 net income was $21.1 million, or $1.85 per share, in the third quarter and $37.0 million, or $3.24 per share, for the first nine months.

Following is a summary of results:

                                                  (In Millions, Except Per Share)
                                       ----------------------------------------------------
                                             Third Quarter             First Nine Months
                                       ------------------------    ------------------------
                                          1998          1997          1998          1997
                                       ----------    ----------    ----------    ----------

       Income Before Special Items:
            Amount                     $     20.1    $     15.5    $     37.5    $     28.6
            Per Share                        1.78          1.36          3.30          2.50
       Special Items:
            Amount                             --           5.6            --           8.4
            Per Share                          --           .49            --           .74
       Net Income:
            Amount                           20.1          21.1          37.5          37.0
            Per Share                        1.78          1.85          3.30          3.24

         The $4.6 million, or 30 percent, increase in third quarter earnings, before special items, was mainly due to higher North American sales volume and price realization, increased royalties and management fees, decreased administrative expenses, a lower effective income tax rate and decreased interest expense. Partly offsetting were higher ferrous metallics and international development expenses and an increase in the reserve for accounts receivable.

         The $8.9 million, or 31 percent, increase in nine-month earnings, before special items, was principally due to higher North American sales volume and price realization, increased royalties and management fees, decreased interest expense and a lower effective income tax rate. Partly offsetting were higher ferrous metallics and international development expenses and non-recurring 1997 Savage River earnings. Savage River, which produced its last iron ore pellets in December, 1996, earned $2.9 million in the first nine months of 1997 on sales of its remaining inventory.

         The Company's North American iron ore pellet sales in the third quarter of 1998 were a record 4.4 million tons, a 26 percent increase from the 3.5 million tons sold in the third quarter of 1997. Sales of 9.0 million tons in the first nine months of 1998 were also a record and 36 percent higher than the 6.6 million tons sold in the first nine months of 1997.

         Administrative expenses decreased by $2.0 million in the third quarter of 1998 versus 1997 principally due to the lower cost of Performance Share grants, a key component of senior management compensation. Lower interest expense in the third quarter and first nine months resulted from increased capitalization of interest on the Company's share of construction costs of the Cliffs and Associates Limited ("CAL") reduced iron project in Trinidad and Tobago. Other expenses were higher in both periods due to increased costs of ferrous metallics and international development activities and the $1.2 million pre-tax increase in the reserve for accounts receivable relating to the Acme bankruptcy filing (See - Note E).

         The effective income tax rate for the three and nine months ended September 30, 1998 was 26 percent compared to 33 percent in the comparable prior period before the 1997 special tax credit. The decrease in the 1998 tax rate was due to lower foreign taxes and greater benefit of percentage depletion.

         The Company-managed mines produced 10.8 million tons of iron ore pellets in the third quarter of 1998 compared with 10.0 million tons in 1997. Nine-month production was 30.2 million tons in 1998, up from 29.2 million tons in 1997.

LIQUIDITY
---------

         At September 30, 1998, the Company had cash and cash equivalents of $115.5 million. Since December 31, 1997, cash and cash equivalents have decreased $.4 million, primarily due to project investments and capital expenditures, $37.7 million, dividends, $12.1 million, and repurchases of common shares, $11.5 million, partially offset by cash flow from operations, $57.2 million, and decreased working capital, $2.4 million. The decrease in working capital was primarily due to lower inventories and trade receivables partially offset by lower payables and accrued liabilities.

         For the year 1998 capital expenditures, principally for mining ventures and including items classified as capital leases, are projected to total $133 million (Company's share - $62 million).

CAPITALIZATION
--------------

         Long-term debt of the Company consists of $70.0 million of senior unsecured notes payable to an insurance company group. The notes bear a fixed interest rate of 7.0 percent and are scheduled to be repaid with a single principal payment in December, 2005. In the second quarter, the Company extended the maturity of its $100 million revolving credit agreement from March 1, 2002 to May 31, 2003.

No borrowings are outstanding under this agreement. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at September 30, 1998, was estimated at $74.1 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                                   1998               1997               1996
                             ---------------    ---------------    ---------------

           March 31             11,344,605         11,377,322         11,832,767
           June 30              11,322,047         11,374,448         11,614,517
           September 30         11,148,453         11,379,357         11,367,717
           December 31                             11,308,914         11,369,717

         During the third quarter of 1998, the Company repurchased 177,100 shares of its common stock at a total cost of $8.3 million. Since the inception of the stock repurchase program in 1995, 1,130,500 shares have been repurchased at a total cost of $46.7 million.

FERROUS METALLICS ACTIVITIES

CLIFFS AND ASSOCIATES LIMITED - Construction at the hot-briquetted iron venture project in Trinidad and Tobago with affiliates of LTV Corporation and Lurgi AG has been progressing well and completion is expected by the end of the year. The plant is expected to start up in the first quarter of 1999 and achieve its design capacity rate of 500,000 metric tons per year in mid-1999. Demand for and market prices of ferrous metallics products in North America continue to deteriorate in large part due to the availability of substantial quantities of low-priced imported pig iron.

NORTHSHORE "REDSMELT" PIG IRON PROJECT - The Company continues to evaluate an investment in a plant at the Company's wholly-owned Northshore Mine in Minnesota that would produce 700,000 metric tons annually of a premium grade pig iron. While progress has been made in a number of areas, uncertainty over state environmental permitting and market conditions has postponed a decision on the project.

         The Company continues to consider other investment alternatives, both domestically and internationally, in the iron ore and ferrous metallics business.

COAL RETIREES
-------------

         Through June 30, 1998, payments covering over 300 beneficiaries have been made to the UMWA Combined Benefit Fund as required by the Coal Industry Retiree Health Benefit Act of 1992 ("Act"). Over 20 percent of these beneficiaries are from former coal operations which ceased operations as signatories to the UMWA contract prior to when coal wage agreements contained any provisions that could be construed as promising or implying that health benefits would be provided for life. Based on a recent U.S. Supreme Court decision in EASTERN ENTERPRISES V. APFEL, premium payments on these beneficiaries have been discontinued subsequent to June 30, 1998 and a refund requested for previous payments. Although the Act provides for substantial penalties for non-payment of premiums, management believes that the Company's actions, in light of EASTERN ENTERPRISES V. APFEL, would not subject the Company to such penalties. Payments covering the remaining beneficiaries have continued. On October 16, the United States Court of Appeals denied an appeal, which the Company had filed on constitutional grounds, relating to assignments by the Trustees of the UMWA 1992 Benefit Plan of additional beneficiaries related to two formerly operated joint venture coal mines. The Company continues to make payments into an escrow account with respect to these beneficiaries pending its decision whether to pursue a petition for certiorari to the United States Supreme Court.

OUTLOOK
-------

         Steel production in the U.S. and Canada, which was strong through the first half of 1998, declined significantly in the third quarter. Record levels of low priced steel imports are adversely impacting order rates, capacity utilization rates, shipment volumes and profits of the North America steel industry. Steel inventories have increased, causing cutbacks in steel production. In late September, steel producers in the U.S. and Canada filed complaints against foreign competitors for unfair trade practices. While the filings should benefit the steelmakers, the outlook for the remainder of 1998 and some part of 1999 is for import penetration to continue at a relatively high level, causing steel demand to remain slow and steel prices weak.

         As a result of deteriorating conditions in the North American steel industry, the Company's full year 1998 sales are projected to be lower than previously estimated, and are expected to be between 12.0 and 12.5 million tons. Fourth quarter 1998 sales will be lower than the 3.8 million tons sold in the fourth quarter of 1997. It is anticipated that the Company's 1999 sales volume will be less than 1998 sales.

         For the full year 1998, the six Company-managed mines are expected to produce a record 40.3 million tons, with the Company's share being 11.5 million tons. The increases in 1998 are mainly due to higher production at the Tilden Mine. The Company-managed mines are currently planning to start the year 1999 operating at capacity levels; however, production levels can be reduced during the year. Reflecting the difficult business environment, the Company and the managed mines are reviewing cost reduction initiatives.

YEAR 2000 TECHNOLOGY
--------------------

         Year 2000 compliance is a major business priority of the Company and is presently being addressed throughout all of its operations. A company-wide Year 2000 Compliance Program ("Compliance Program") has been established with a dedicated team headed by a Project Executive, and composed of Internal Control, Information Technology and Process Control representatives, including a functional project leader from each of the Company's operating ventures. Additionally, two outside engineering firms and one information technology service firm have been engaged to date to support and assist in process control compliance activities. The status of the Compliance Program is reported regularly to the Year 2000 Compliance Steering Committee, consisting of the Chief Executive Officer and other officers of the Company, and also to the Company's Board of Directors.

         The Compliance Program has been divided into five phases: 1) inventory,
2) assessment, 3) renovation, 4) unit testing, and 5) system integration testing. The Company has substantially completed the inventory and assessment phases and expects to substantially complete renovation and unit testing by the end of 1998, system integration testing scheduled to be completed by the third quarter of 1999.

         A substantial portion of Year 2000 information technology compliance will be achieved as a result of the Company's Information Technology Plan ("IT Plan"). The IT Plan, initiated in 1996, involves the implementation of a purchased, mining-based, Year 2000 compliant, software suite to replace legacy programs for operations and administrative mainframe systems servicing most domestic locations. In addition to avoiding any potential Year 2000 problems, the IT Plan will result in improved system and operating effectiveness. The IT Plan is estimated to cost approximately $25 million for the Company and associated ventures, $17 million of which is projected to be classified as capital expenditures and $8 million charged to operations (Company's share $6.9 million total; $4.6 million capital, $2.3 million operating). Since implementation and through September 30, 1998, $10.0 million (Company's share - $2.7 million) was expended with $3.0 million (Company's share $.8 million) charged to operations as incurred. Project completion is expected in the third quarter of 1999. The Company is charging to operations current state assessment, process re-engineering, and training costs associated with the IT Plan. For legacy programs and locations not included in the IT Plan, modifications and/or replacement of existing programs are underway for achieving Year 2000 compliance with an expected cost of less than $1 million.

         In addition to addressing software legacy program issues, the Year 2000 Compliance Program is addressing the impact of the date change with respect to the Company's mainframe computer system, technical infrastructure, end-user computing, process control systems, and environmental and safety monitoring, security and access systems. Emphasis has been placed on those systems which affect production, quality or safety.

         The Company has also included investigation of major suppliers' and customers' Year 2000 readiness as part of the program. Major suppliers and customers of the Company have been requested to complete a Year 2000 compliance questionnaire. For those which the Company considers critical to its operations, on site verifications will be performed as required. Interruption of electrical power supplied to the Company's operating locations has been identified as having the greatest potential adverse impact. Failure of electric power suppliers of the Company's iron ore operations to become Year 2000 compliant could cause power interruptions resulting in significant production losses and potential equipment damage. The Company's wholly owned Northshore and managed LTV Steel Mining Company mines are equipped with electric power generation facilities capable of providing nearly all of their power requirements.

         The incremental expense of achieving Year 2000 compliance on systems not covered by the IT Plan and other software legacy programs is estimated to be $2 million for the Company and its ventures. Completion of this program is targeted for mid-1999. The Company has completed internal audits at various operations to verify that progress is on schedule toward completion of the Year 2000 Compliance Program.

         The Company is developing contingency plans for internally controlled operations and business systems. Efforts continue to extend contingency plans to cover the failure of key suppliers to achieve Year 2000 compliance; however, comprehensive coverage cannot be assured.

         The Company expects to be Year 2000 compliant; however, statements with regard to such expectations are subject to various risk factors which may materially affect the Company's Year 2000 compliance efforts. These risk factors include the availability of trained personnel, the ability to detect, locate and correct system codes, the evaluation of the wide variety of IT software and hardware, failure of software vendors to deliver upgrades or make repairs as promised, and failure of key vendors to become compliant. Although the Company has taken actions which it believes are appropriate and reasonable to determine the readiness of third parties, it must in part rely on representations made by third parties. The Company is attempting to reduce these risks and others by utilizing an organized approach, conducting audits and extensive testing, identifying alternative sources of supply and other contingency plans.

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

          -    Substantial changes in imports of steel or iron ore;

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

          -    Difficulties or delays in achieving Year 2000 compliance;

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

         Additionally, the Company's projection of construction cost, start-up date, production rate and operations for the Trinidad reduced iron project could change due to the following inherent uncertainties:

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

                           PART II - OTHER INFORMATION


Item 5. Other Information
-------------------------

         Shareholder Proposals - Deadline for Inclusion in Proxy Materials
         -----------------------------------------------------------------

         As set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any proposal by a shareholder of the Company intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company on or before November 23, 1998 to be included in the proxy materials of the Company relating to such meeting.

         Shareholder Proposals - Discretionary Voting of Proxies
         -------------------------------------------------------

         In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 1999 Annual Meeting of Shareholders is received by the Company after February 6, 1999, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 1999 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  List of Exhibits - Refer to Exhibit Index on page 17.
          (b) There were no reports on Form 8-K filed during the three months ended September 30, 1998.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLEVELAND-CLIFFS INC



Date    November 5, 1998                By   /s/ C. B. Bezik
     --------------------------              -----------------------------------
                                             C. B. Bezik
                                             Senior Vice President-Finance and
                                             Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------



  Exhibit
  Number                                   Exhibit
  ------              ---------------------------------------------------           -------------------
   10(a)              Retirement and Consulting Agreement, dated as of                      Filed
                      September 2, 1998, by and between Cleveland-Cliffs                    Herewith
                      Inc and M. Thomas Moore

    27                Consolidated Financial Data Schedule submitted for
                      Securities and Exchange Commission information only:

   27.1                      September 30, 1998                                              --
   27.2                      September 30, 1997                                              --

   99(a)              Cleveland-Cliffs Inc News Release published on                        Filed
                      September 29, 1998, with respect to the Chapter 11                    Herewith
                      bankruptcy filing by Acme Metals Incorporated

   99(b)              Cleveland-Cliffs Inc News Release published on                        Filed
                      October 21, 1998, with respect to 1998 third quarter                  Herewith
                      earnings and 1998 first nine months.