Form 10-K405
period 1998-12-31
CLEVELAND CLIFFS INC
filed 1999-03-25
CIK 764065

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 1999, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $35.00 per share as reported on the New York Stock Exchange - Composite Index was $377,354,670 (excluded from this figure is the voting stock beneficially owned by the registrant's officers and directors).

    The number of shares outstanding of the registrant's $1.00 par value common stock was 11,209,734 as of March 15, 1999.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of registrant's 1998 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts I, II and IV.
2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 11, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------

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

                                    BUSINESS

         The Company has two business segments offering differing iron products and services to the steel industry, with iron ore being the Company's dominant segment and ferrous metallics being the other segment. The ferrous metallics segment is in the development stage, and consists mainly of a hot briquetted iron venture project located in Trinidad. The Company is seeking additional investment opportunities, domestically and internationally, to broaden its scope as a supplier of iron units to the steel industry, including investments in iron ore mines or ferrous metallics facilities.

                                    IRON ORE
                                    --------

         The Company owns, directly or indirectly, three major iron ore operating subsidiaries, The Cleveland-Cliffs Iron Company ("CCIC"), Cliffs Mining Company ("CMC") and Northshore Mining Company ("Northshore"). CCIC and CMC hold interests in various independent iron ore mining ventures ("mining ventures") and act as managing agent. The operations of Northshore are entirely owned by the Company. CCIC, CMC and Northshore's business during 1998 was the production and sale of iron ore, principally iron ore pellets. Collectively, CCIC, CMC and Northshore control, develop, and lease reserves to mine owners; manage and own interests in mines; sell iron ore; and provide ancillary services to the mines. The operations of each mine are independent of the other mines. Iron ore production activities are conducted in the United States and Canada. Iron ore is marketed by the subsidiaries in the United States, Canada, and Europe.

         For information on the iron ore business, including royalties and management fees for the years 1996-1998, see Note C in the Notes to the Company's Consolidated Financial Statements in the Company's Annual Report to Security Holders for the year ended December 31, 1998, which Note C is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof.

         For information concerning operations of the Company, see material under the heading "Summary of Financial and Other Statistical Data" in the Company's Annual Report to Security Holders for the year ended December 31, 1998, which Summary of Financial and Other Statistical Data is contained in
Exhibit 13(j) and incorporated herein by reference and made a part hereof.

         CCIC owns or holds long-term leasehold interests in active North American properties containing an estimated 1.5 billion tons of crude iron ore reserves (approximately 493 million tons of equivalent standard iron ore pellets). CCIC, CMC and Northshore manage six active mines in North America with a total rated annual capacity of 41.6 million tons and own equity interests in five of these mines (see Table on page 4).

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

         CCIC and CMC, pursuant to management agreements with the participants having operating interests in the mining ventures, manage the operation of iron ore mines and concentrating and pelletizing plants to produce iron ore pellets for steel producers. CCIC and CMC are reimbursed by the participants of the mining ventures for substantially all expenses incurred by CCIC and CMC in operating the mines and mining ventures. In addition, CCIC and CMC are paid management fees based on the tonnage of iron ore produced. A substantial portion of such fees is subject to escalation adjustments in a manner similar to the royalty adjustments.

         With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 15% to 40% (see Table on page 4). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC's share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price escalation provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1998, the North American mines operated at or near capacity levels.

         Cliffs Minnesota Minerals Company, a subsidiary of the Company, owns an iron ore operation (Northshore) and power plant (Silver Bay Power
Company ("Silver Bay Power")) in Minnesota with 4.3 million annual tons of active capacity for production of standard and flux pellets (equivalent to 4.8 million tons of standard pellet capacity), supported by a 115 megawatt power generation plant, and an estimated 1.1 billion tons of magnetite crude iron ore reserves (approximately 355 million tons of equivalent standard iron ore pellets) leased mainly from the Mesabi Trust. Production in 1998 was 4.3 million tons of standard and flux pellets.

         Effective January 1, 1997, CMC acquired the 15.1% interest of Ispat Inland Inc. ("Ispat Inland") in Wabush Mines, an iron ore joint venture interest in Canada, for $15 million, which acquisition raised CMC's ownership interest in Wabush Mines to 22.8%.

         On September 29, 1998, Acme Metals Incorporated ("Acme") petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. Acme's subsidiary, Acme Steel Company, is a partner in the Company's managed Wabush Mines and the Company has a multi-year pellet sales contract to supply Acme iron ore pellets. At the time of the bankruptcy filing, the Company had a receivable from Acme of $1.2 million. Since Acme's bankruptcy filing, Acme has continued its ongoing commercial relationship with Wabush Mines and the Company. Pellet sales by the Company to Acme in 1998 represented less than 5% of the Company's total pellet sales volume and did not have a significant impact on the Company's financial results for the year 1998.

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

                                                 Company's           Current
                                                  Current       Pellet Production          Current      Operating     Implied
                                                 Operating  -----------------------         Annual     Continuously Exhaustion
Name and Location                Type of Ore     Interest   1996      1997     1998        Capacity        Since      Date(1)
-----------------                -----------     --------   ----      ----     ----        --------        -----      -------
                                                            (Tons in Thousands)(2)
Mining Ventures
---------------
 Michigan
 --------
  Marquette Range
  - Empire Iron Mining
    Partnership (3)           Magnetite          22.56%     8,084     8,353    8,114      8,000            1963        2018
  - Tilden Mining             Hematite and
    Company L.C.(3)           Magnetite          40.00%(4)  6,702     6,016    6,891      7,800(4)         1974        2041
 Minnesota
 ---------
  Mesabi Range
  - Hibbing Taconite
    Joint Venture (5)         Magnetite          15.00%     8,120     7,670    7,777      8,000            1976        2029
  - LTV Steel Mining
    Company (5)               Magnetite           0.00%     7,457     7,709    7,108      7,500            1957        2053
 Canada
 ------
  - Wabush Mines
    (Newfoundland and         Specular
    Quebec) (5)(6)            Hematite           22.78%(6)  5,309     5,581    6,009      6,000(6)         1965        2042
Wholly-Owned Entities
---------------------
 Minnesota
 ---------
  Mesabi Range
  - Northshore Mining
    Company                   Magnetite         100.00%     4,252     4,245    4,353      4,300(7)         1989        2081
 Australia
 ---------
  - Savage River Mines (8)
    (Tasmania)                Magnetite         100.00%     1,583        --       --(8)      --(8)          (8)         (8)
                                                           ------     ------  ------     ------

  TOTAL                                                    41,507     39,574  40,252     41,600
                                                           ======     ======  ======     ======

================================================================================
(1) Based on full production at current annual capacity without regard to economic feasibility.
(2)  Tons are long tons of 2,240 pounds.
(3)  CCIC receives royalties and management fees.
(4) Expenditures in 1998 increased capacity to 7.8 million tons for 1999. The predominant ore reserves are hematite.
(5) CMC receives no royalty payments with respect to such mine, but does receive management fees.
(6) In 1996, the mine's annual production capacity was increased to 6 million tons per year from 5.4 million tons per year. Effective January 1, 1997, CMC's ownership in the Wabush Mines increased from 7.69% to 22.78%.
(7)  Northshore can produce 4.8 million tons of standard pellets.
(8) Savage River Mines terminated operations at the end of 1996 and terminated shipments in the first quarter of 1997.

         With respect to the Empire Mine, CCIC owns directly approximately one-half of the remaining mineral reserves and leases the balance of the reserves from their owners; with respect to the Tilden Mine, CCIC owns all of the mineral reserves; with respect to the Hibbing Mine, Wabush Mines, Northshore Mine and the LTV Steel Mining Company, all mineral reserves are owned by others and leased or subleased directly to those mines.

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

         PRODUCTION AND SALES INFORMATION. The Company's sales are subject to or influenced by seasonal factors in the first quarter of the year, as the shipments and sale of iron ore are restricted by weather conditions.

         The Company's managed capacity is approximately 41.6 million tons, or 46% of total pellet capacity in North America, and the Company's annual North American pellet sales capacity in 1998 was 11.5 million tons. In 1998, the Company produced 11.4 million tons of pellets in North America for its own account.

         In 1998, the Company produced 28.7 million gross tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Algoma Steel Company, Bethlehem Steel Corporation, Ispat Inland, LTV Steel Company and Stelco Inc., aggregated
25.5 million gross tons, or 88.2%. The largest such participant accounted for 31.6% of such production.

         During 1998, 100% of the Company's sales of iron ore and pellets, that were produced in the United States and Canada for its own account or purchased from others, were to 13 U.S., Canadian and European iron and steel manufacturing companies.

         In 1998, Weirton Steel Company, AK Steel, and Ispat Inland, directly and indirectly accounted for 22%, 15%, and 9%, respectively, of total revenues.

         RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.5% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1998, 81.9% of the railroad's revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad's rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

                               FERROUS METALLICS
                               -----------------


         Cliffs and Associates Limited, a joint venture in Trinidad and Tobago, is completing construction of a facility to produce premium quality hot-briquetted iron ("HBI") to be marketed to the steel industry. The venture's participants, through subsidiaries, include the Company, 46.5 percent; The LTV Corporation, 46.5 percent; and Lurgi AG of Germany, 7.0 percent, with the Company acting as manager and sales agent. Project capital expenditures through December 31, 1998 were $141.1 million (Company share - $65.6 million). Currently estimated total capital expenditures of $151 million (Company share - $70.2 million) do not include construction claims of $16 million (Company share - $7.5 million) which are being contested. The Company believes the claims are largely without merit; any payments on these claims are expected to be partially offset by recoveries from contractors and suppliers. No project financing has been used during construction. Plant commissioning activities are nearly complete for start-up. At design, the facility is expected to produce 500,000 metric tons annually. Full year production volume will depend on market demand.

         The Company is studying the feasibility of an investment in a plant at the Company's Northshore Mine that would produce "pig iron" from North American iron ore with coal as the reductant. Markets for the product would be primarily electric furnaces and foundries.

         The Company is investigating additional investment opportunities in the ferrous metallics business that could be developed, including strategic alliances or joint ventures.

                        CREDIT AGREEMENT AND SENIOR NOTES

         In 1995, the Company entered into a Credit Agreement ("Credit Agreement") with Chemical Bank (now Chase Manhattan Bank), as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans. The Credit Agreement was amended at various times to reduce interest rates and fees and extend the expiration date currently to May 31, 2003. Interest on borrowings will be based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. There were no borrowings under the revolving credit facility.

                   In 1995, the Company placed privately with a group of institutional lenders $70 million 7% Senior Notes, due December 15, 2005.

                                   COMPETITION

         The iron ore mines, which the Company's subsidiaries operate in North America and Canada, produce various grades of iron ore which are marketed in the United States, Canada, and Europe. In North America, the Company is in competition with several iron ore producers, including Iron Ore Company of Canada, Quebec Cartier Mining Company, and Evtac Mining Company, as well as other steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Venezuela and Brazil in competition with iron ore produced by the Company.

         Other competitive forces have effectively become large factors in the iron ore business. With respect to a significant portion of steelmaking in North America, electric furnaces built by "minimills" have replaced the use of iron ore pellets with scrap metal in the steelmaking process. In addition, operators of sinter plants produce iron agglomerates which substitute for iron ore pellets. Imported steel slabs also replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors also effectively competes with the Company's iron ore pellets. Imported steel, especially in 1998, has had a significant impact on steelmaking in the United States, which has adversely affected the demand for iron ore pellets.

         The HBI, to be produced by the Cliffs and Associates Limited joint venture in Trinidad in which the Company has an interest, is in competition with other direct reduced iron projects (operating both domestically and internationally), other scrap substitutes, premium grade scrap and pig iron.

         Competition among the sellers of iron units is predicated upon the usual competitive factors of price, availability of supply, product performance, service and cost to the consumer.

          ENVIRONMENT, EMPLOYEES, ENERGY, AND RESEARCH AND DEVELOPMENT

         ENVIRONMENT. In the construction of the Company's facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company's commitment to environmental preservation resulted in North American capital expenditures of $6.9 million in 1997 and $5.1 million in 1998. It is estimated that approximately $5.3 million will be spent in 1999 for environmental control facilities.

         The Company received notice in 1983 from the U.S. Environmental Protection Agency ("U.S. EPA") that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company's iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and certain other potentially responsible parties have agreed upon allocation of the costs for investigation and remediation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 setting forth the selected remedial action plan adopted by the U.S. EPA for the Cliffs-Dow site. The Company and other potentially responsible parties have largely implemented remedial action satisfactory to the U.S. EPA at an estimated total cost of $8 million, of which the Company's share is $1.7 million. Upon the advice of counsel, the Company believes it has a right to continued contribution from the other potentially responsible parties for the costs of any further remedial action required at the Cliffs-Dow site.

         The Company has sufficient financial reserves at December 31, 1998 to provide for its expected share of the cost of the remedial actions at the above mentioned site.

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

         EMPLOYEES. As of December 31, 1998, CCIC and CMC and the North American independent mining ventures had 5,006 employees, of which 4,125 were hourly employees. The hourly employees are represented by the United Steelworkers of America ("United Steelworkers") which have collective bargaining agreements. In 1993, a six-year "no strike" labor agreement was entered between the Hibbing Taconite, Tilden and Empire Mines and the United Steelworkers covering the period to August 1, 1999, but with provisions for a limited economic reopener on August 1, 1996. In 1994, a new United Steelworkers labor agreement was entered into covering employees of LTV Steel Mining Company, which agreement will expire on August 1, 1999. In 1996, a new United Steelworkers labor agreement was entered into covering the employees of Wabush Mines, which agreement expired on March 1, 1999. Negotiations with the United Steelworkers on a new labor agreement are about to begin with respect to the Wabush Mines and will begin by early summer 1999 with respect to the Hibbing, Tilden, Empire and LTV Steel Mining Company Mines.

         As of December 31, 1998, Northshore had 508 salaried employees, none of whom are represented by a union.

         As of December 31, 1998, Cliffs Reduced Iron Management Company had 2 salaried employees and Cliffs and Associates Limited had 63 salaried employees.

         As of December 31, 1998, Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 279 salaried executive, managerial, administrative and technical employees.

         In addition, as of December 31, 1998, the Lake Superior & Ishpeming Railroad had 171 employees.

         ENERGY. In 1996, the Empire and Tilden Mines entered into new seven-year electric power supply contracts with Wisconsin Electric Power Company ("WEPCo") to furnish electric power to those mines. Various terms and conditions of the previous power contracts with WEPCo were revised to better accommodate the operation of those Mines. The new power supply contracts became effective March 1, 1996 and have curtailable features.

         Electric power for Hibbing Taconite is supplied by Minnesota Power, Inc. under a recently executed agreement, which became effective January 1, 1998 and continues to December, 2008. The Agreement provides for significant cost reduction, reduction in certain take-or-pay commitments, and an energy price cap. Electric power requirements will continue to be specified annually by the Hibbing Taconite venturers corresponding to Hibbing's operating requirements.

         LTV Steel Mining Company is currently generating the majority of its requirements, and an interchange agreement with Minnesota Power, Inc. provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. Effective May 1, 1995, the interchange agreement was extended to April 30, 2000 to provide additional backup power and other cost-effective services.

         Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore's energy requirements, has an interchange agreement with Minnesota Power, Inc. for backup power and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to the year 2011. Effective November 1, 1995, the interchange agreement was extended to October 31, 2000 to provide additional backup power and other cost-effective services.

         Wabush Mines owns a portion of the Twin Falls Hydro Generation facility which provides power for Wabush's mining operations in Newfoundland. A twenty year agreement with Newfoundland Power, which agreement continues until December 31, 2004, allows an interchange of water rights in return for the power needs for Wabush's mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

         The Company has contracts providing for the transport of natural gas for its North American iron ore operations.

         The Empire and Tilden Mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. Wabush Mines has the capability of burning oil and coke breeze. Hibbing Taconite, Northshore and LTV Steel Mining Company have the capability of burning natural gas and oil. During 1998, the U.S. mines burned natural gas as their primary fuel. Wabush Mines used oil, supplemented with coke breeze.

         Any substantial interruption of operations or substantial price increase resulting from future government regulations or energy taxes, injunctive order, or fuel shortages could be materially adverse to the Company.

         RESEARCH AND DEVELOPMENT. The Company maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new iron-bearing products and improvement of existing products with two research facilities, one located in Hibbing, Minnesota, and one in Negaunee, Michigan.

In the paper format version of this document, this page contains a map. The map is entitled, "Cleveland-Cliffs Inc and Associated Companies Location of Iron Ore Operations". The map has an outline of the United States and Canada. Located specifically on the map are arrows and dots representing the location of the properties described in the Table on page 4 to this report.

ITEM 3. LEGAL PROCEEDINGS.

         The Company and certain of its subsidiaries are involved in various claims and ordinary routine litigation incidental to their businesses, including claims relating to the exposure of asbestos and silica to seamen who sailed on the Great Lakes vessels formerly owned and operated by subsidiaries of the Company. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company continues to monitor its claims and litigation expense, but believes that resolution of currently pending claims and proceedings are unlikely in the aggregate to have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                            Position with the Company
                              as of March 15, 1999
                              --------------------

          Name                                                          Age
          ----                                                          ---

          J. S. Brinzo       President and Chief Executive Officer      57
          W. R. Calfee       Executive Vice President-Commercial        52
          T. J. O'Neil       Executive Vice President-Operations        58
          C. B. Bezik        Senior Vice President-Finance              46
          E. C. Dowling      Senior Vice President-Operations           43
          J. W. Sanders      Senior Vice President-International
                               Development                              56
          A. S. West         Senior Vice President-Sales and
                               Commercial Planning                      62

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

       The business experience of the persons named above for the last five years is as follows:

       J. S. Brinzo      Senior Executive-Finance, Company,
                              October 1, 1993 to September 30, 1995.
                         Executive Vice President-Finance, Company,
                              October 1, 1995 to June 30, 1997.
                         Executive Vice President-Finance and Planning, Company,
                              July 1, 1997 to November 9, 1997.
                         President and Chief Executive Officer, Company,
                              November 10, 1997 to date.

       W. R. Calfee      Senior Executive-Commercial, Company,
                              October 1, 1993 to September 30, 1995.
                         Executive Vice President-Commercial, Company,
                              October 1, 1995 to date.

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


       E. C. Dowling     Vice President-Downstream Operations,
                              Cyprus Climax Metals Company,
                              November, 1993 to October, 1994.
                         Senior Vice President-Operations,
                              Cyprus Climax Metals Company,
                              October, 1994 to September, 1996.
                         Senior Vice President-Director Process Management
                              and Engineering,
                              Cyprus Amax Minerals Company,
                              September, 1996 to April, 1998.
                         Senior Vice President-Operations, Company,
                              April 15, 1998 to date.

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

       A. S. West        Senior Vice President-Sales, Company,
                             July 1, 1988 to July 31, 1998.
                         Senior Vice President-Sales and Commercial
                             Planning, Company,
                             August 1, 1998 to date.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1998 contained in the material under the headings, "Common Share Price Performance and Dividends", "Investor and Corporate Information" and "Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1998 contained in the material under the heading, "Summary of Financial and Other Statistical Data", such information filed as a part hereof as Exhibit 13(j).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1998 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", such information filed as a part hereof as
Exhibit 13(a).

ITEM 7. A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1998 contained in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", such information located on page 35, and filed as a part hereof as Exhibit 13(a).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company's Annual Report to Security Holders for the year ended December 31, 1998 contained in the material under the headings "Statement of Consolidated Financial Position", "Statement of Consolidated Income", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Quarterly Results of Operations", such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively. Following is the "Report of Independent Auditors":

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------




Shareholders and Board of Directors
Cleveland-Cliffs Inc



We have audited the accompanying statement of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP


Cleveland, Ohio
January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding Directors required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 22, 1999, from the material under the heading "Election of Directors". The information regarding executive officers required by this item is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 22, 1999, from the material under the headings "Executive Compensation" (excluding the Compensation Committee Report on Executive Compensation), "Pension Benefits", and the first five paragraphs under "Agreements and Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 22, 1999, from the material under the heading "Securities Ownership of Management and Certain Other Persons".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference and made a part hereof from the Company's Proxy Statement to Security Holders, dated March 22, 1999, from the material in the fifth paragraph under the heading "Directors' Compensation".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) and (2)-List of Financial Statements and Financial Statement Schedules.

         The following consolidated financial statements of the Company, included in the Annual Report to Security Holders for the year ended December 31, 1998, are incorporated herein by reference in Item 8:

         Statement of Consolidated Financial Position -
               December 31, 1998 and 1997
         Statement of Consolidated Income - Years ended
               December 31, 1998, 1997 and 1996
         Statement of Consolidated Cash Flows - Years ended
               December 31, 1998, 1997 and 1996
         Statement of Consolidated Shareholders' Equity - Years ended
               December 31, 1998, 1997 and 1996
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

         (3) List of Exhibits - Refer to Exhibit Index on pages 19-26 which is incorporated herein by reference.

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 1998.

     (c)      Exhibits listed in Item 14(a)(3) above are included on pages
              27-70.

     (d) Financial Statements and Schedule listed above in Item 14(a)(1) and (2) are incorporated herein by reference.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By: /s/ John E. Lenhard
   ---------------------------------------
   John E. Lenhard,
   Secretary and Associate General Counsel

Date: March 25, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                             Date
----------                    -----                             ----

J. S. Brinzo                  President and Chief               March 25, 1999
                              Executive Officer and
                              Principal Executive Officer
                              and Director

C. B. Bezik                   Senior Vice President-            March 25, 1999
                              Finance and Principal
                              Financial Officer

R. J. Leroux                  Controller and Principal          March 25, 1999
                              Accounting Officer

R. C. Cambre                  Director                          March 25, 1999

R. S. Colman                  Director                          March 25, 1999

J. D. Ireland, III            Director                          March 25, 1999

G. F. Joklik                  Director                          March 25, 1999

L. L. Kanuk                   Director                          March 25, 1999

F. R. McAllister              Director                          March 25, 1999

M. T. Moore                   Director                          March 25, 1999

J. C. Morley                  Director and Chairman             March 25, 1999

S. B. Oresman                 Director                          March 25, 1999

A. Schwartz                   Director                          March 25, 1999

A. W. Whitehouse              Director                          March 25, 1999



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

                                  EXHIBIT INDEX

                                                                Pagination by
     Exhibit                                                     Sequential
     Number                                                    Numbering System
     ------                                                    ----------------

                   ARTICLES OF INCORPORATION AND BY-LAWS OF
                   ----------------------------------------
                   CLEVELAND-CLIFFS INC
                   --------------------

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


                   INSTRUMENTS DEFINING RIGHTS OF SECURITY
                   ---------------------------------------
                   HOLDERS, INCLUDING INDENTURES
                   -----------------------------

     4(a)          Form of Common Stock Certificate (filed
                   as Exhibit 4(a) to Form 10-K of
                   Cleveland-Cliffs Inc filed on March 25,
                   1998 and incorporated by reference)           Not Applicable

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

     4(c)          Credit Agreement, dated as of March 1,
                   1995, among Cleveland-Cliffs Inc, the
                   Banks named therein and Chase Manhattan
                   Bank, as Agent (successor to Chemical
                   Bank) (filed as Exhibit 4(o) to Form 10-K
                   of Cleveland-Cliffs Inc filed on March
                   27, 1995 and incorporated by reference)       Not Applicable

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

     4(f)          Amendment dated as of June 1, 1998, to
                   the Credit Agreement dated as of March 1,
                   1995, as amended, among Cleveland-Cliffs
                   Inc, the financial institutions named
                   therein and the Chase Manhattan Bank, as
                   Agent (filed as Exhibit 4(a) to Form 10-Q
                   of Cleveland-Cliffs Inc filed on August
                   12, 1998 and incorporated by reference)       Not Applicable

     4(g)          Note Agreement, dated as of December 15,
                   1995, among Cleveland-Cliffs Inc and each
                   of the Purchasers named in Schedule I
                   thereto (filed as Exhibit 4(n) to Form
                   10-K of Cleveland-Cliffs Inc filed on
                   March 26, 1996 and incorporated by
                   reference)                                    Not Applicable

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

     10(b)         * Amendment No. 1 to Cleveland-Cliffs Inc
                   Supplemental Retirement Benefit Plan (as
                   Amended and Restated effective January 1,
                   1997), as of November 1,1997, dated March
                   31, 1998 (filed as Exhibit 10(a) to Form
                   10-Q of Cleveland-Cliffs Inc filed on May
                   1, 1998 and incorporated by reference)        Not Applicable

     10(c)         * Cleveland-Cliffs Inc Amended and
                   Restated Employment Agreements with
                   certain executive officers, dated as of
                   June 30, 1997 (filed as Exhibit 10(j) to
                   Form 10-Q of Cleveland-Cliffs Inc filed
                   on August 13, 1997 and incorporated by
                   reference)                                    Not Applicable

     10(d)         * Amendment No. 1, dated as of December
                   31, 1997, to Amended and Restated
                   Employment Agreement of John S. Brinzo
                   (filed as Exhibit 10(c) to Form 10-K of
                   Cleveland-Cliffs Inc filed on March 25,
                   1998 and incorporated by reference)           Not Applicable

     10(e)         * Retirement and Consulting Agreement,
                   dated as of September 2, 1998, by and
                   between Cleveland-Cliffs Inc and M.
                   Thomas Moore (filed as Exhibit 10(a) to
                   Form 10-Q of Cleveland-Cliffs Inc filed
                   on November 5,1998 and incorporated by
                   reference)                                    Not Applicable

     10(f)         * Cleveland-Cliffs Inc and Subsidiaries
                   Management Performance Incentive Plan,
                   dated as of January 1, 1994 (Summary
                   Description) (filed as Exhibit 10(g) to
                   Form 10-K of Cleveland-Cliffs Inc filed
                   on March 27, 1995 and incorporated by
                   reference)                                    Not Applicable

--------------------

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

     10(i)        * Cleveland-Cliffs Inc 1992 Incentive
                  Equity Plan (as Amended and Restated as of
                  May 13, 1997), effective as of May 13,
                  1997 (filed as Appendix A to Proxy
                  Statement of Cleveland-Cliffs Inc filed on
                  March 24, 1997 and incorporated by
                  reference)                                     Not Applicable

     10(j)        * Form of Nonqualified Stock Option
                  Agreement for Nonemployee Directors (filed
                  as Exhibit 10(i) to Form 10-K of
                  Cleveland-Cliffs Inc filed on March 25,
                  1998 and incorporated by reference)            Not Applicable

     10(k)        * Form of Instrument of Amendment of
                  Nonqualified Stock Option Agreements for
                  Nonemployee Directors, dated as of March
                  17, 1997 (filed as Exhibit 10(a) to Form
                  10-Q of Cleveland-Cliffs Inc filed on May
                  9, 1997 and incorporated by reference)         Not Applicable

     10(l)        * Amended and Restated Cleveland-Cliffs
                  Inc Retirement Plan for Non-Employee
                  Directors effective as of July 1, 1995
                  (filed as Exhibit 10(a) to Form 10-Q of
                  Cleveland-Cliffs Inc filed on November 13,
                  1996 and incorporated by reference)            Not Applicable

     10(m)        * Trust Agreement No. 1 (Amended and
                  Restated effective June 1, 1997), dated
                  June 12, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee, with respect to
                  the Cleveland-Cliffs Inc Supplemental
                  Retirement Benefit Plan and certain
                  employment agreements (filed as Exhibit
                  10(a) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

     10(n)        * Trust Agreement No. 2 (Amended and
                  Restated effective June 1, 1997), dated
                  June 12, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee, with respect to
                  the Severance Pay Plan for Key Employees
                  of Cleveland-Cliffs Inc, the
                  Cleveland-Cliffs Inc Retention Plan for
                  Salaried Employees, and certain employment
                  agreements (filed as Exhibit 10(b) to Form
                  10-Q of Cleveland-Cliffs Inc filed on
                  August 13, 1997 and incorporated by
                  reference)                                     Not Applicable

--------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

     10(o)        * First Amendment to Trust Agreement No. 2
                  (Amended and Restated effective June 1,
                  1997), dated July 15, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(c) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

     10(p)        * Trust Agreement No. 4, dated as of
                  October 28, 1987, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee, with respect to
                  the Plan for Deferred Payment of
                  Directors' Fees (filed as Exhibit 10(p) to
                  Form 10-K of Cleveland-Cliffs Inc filed on
                  March 26, 1996 and incorporated by
                  reference)                                     Not Applicable

     10(q)        * First Amendment to Trust Agreement No.
                  4, dated as of April 9, 1991, by and
                  between Cleveland-Cliffs Inc and Key Trust
                  Company of Ohio, N.A., Trustee and Second
                  Amendment to Trust Agreement No. 4, dated
                  as of March 9, 1992, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(q) to Form 10-K of Cleveland-Cliffs Inc
                  filed on March 26, 1996 and incorporated
                  by reference)                                  Not Applicable

     10(r)        * Third Amendment to Trust Agreement No.
                  4, dated June 12, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(d) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

     10(s)        * Trust Agreement No. 5, dated as of
                  October 28, 1987, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee, with respect to
                  the Cleveland-Cliffs Inc Voluntary
                  Non-Qualified Deferred Compensation Plan
                  (filed as Exhibit 10(r) to Form 10-K of
                  Cleveland-Cliffs Inc filed on March 26,
                  1996 and incorporated by reference)            Not Applicable

     10(t)        * First Amendment to Trust Agreement No.
                  5, dated as of May 12, 1989, by and
                  between Cleveland-Cliffs Inc and Key Trust
                  Company of Ohio, N.A., Trustee, Second
                  Amendment to Trust Agreement No. 5, dated
                  as of April 9, 1991, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee and Third Amendment
                  to Trust Agreement No. 5, dated as of
                  March 9, 1992, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(s) to Form 10-K of Cleveland-Cliffs Inc
                  filed on March 26, 1996 and incorporated
                  by reference)                                  Not Applicable


--------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

     10(u)        * Fourth Amendment to Trust Agreement No.
                  5, dated November 18, 1994, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(dd) to Form 10-K of Cleveland-Cliffs
                  Inc filed on March 27, 1995 and
                  incorporated by reference)                     Not Applicable

     10(v)        * Fifth Amendment to Trust Agreement No.
                  5, dated May 23, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(e) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

     10(w)        * Amended and Restated Trust Agreement No.
                  6, dated as of March 9, 1992, by and
                  between Cleveland-Cliffs Inc and Key Trust
                  Company of Ohio, N.A., Trustee, with
                  respect to indemnification agreements with
                  directors (filed as Exhibit 10(t) to Form
                  10-K of Cleveland-Cliffs Inc filed on
                  March 26, 1996 and incorporated by
                  reference)                                     Not Applicable

     10(x)        * First Amendment to Amended and Restated
                  Trust Agreement No. 6, dated June 12,
                  1997, by and between Cleveland-Cliffs Inc
                  and Key Trust Company of Ohio, N.A.,
                  Trustee (filed as Exhibit 10(f) to Form
                  10-Q of Cleveland-Cliffs Inc filed on
                  August 13, 1997 and incorporated by
                  reference)                                     Not Applicable

     10(y)        * Trust Agreement No. 7, dated as of April
                  9, 1991, by and between Cleveland-Cliffs
                  Inc and Key Trust Company of Ohio, N.A.,
                  Trustee, with respect to the
                  Cleveland-Cliffs Inc Supplemental
                  Retirement Benefit Plan, as amended by
                  First Amendment to Trust Agreement No. 7,
                  by and between Cleveland-Cliffs Inc and
                  Key Trust Company of Ohio, N.A., Trustee
                  (filed as Exhibit 10(u) to Form 10-K of
                  Cleveland-Cliffs Inc filed on March 26,
                  1996 and incorporated by reference)            Not Applicable

     10(z)        * Second Amendment to Trust Agreement No.
                  7, dated November 18, 1994, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(ee) to Form 10-K of Cleveland-Cliffs
                  Inc filed on March 27, 1995 and
                  incorporated by reference)                     Not Applicable


     10(aa)       * Third Amendment to Trust Agreement No.
                  7, dated May 23, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(g) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

--------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

     10(bb)       * Fourth Amendment to Trust Agreement No.
                  7, dated July 15, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(h) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

     10(cc)       * Trust Agreement No. 8, dated as of April
                  9, 1991, by and between Cleveland-Cliffs
                  Inc and Key Trust Company of Ohio, N.A.,
                  Trustee, with respect to the
                  Cleveland-Cliffs Inc Retirement Plan for
                  Non-Employee Directors, as amended by
                  First Amendment to Trust Agreement No. 8,
                  dated as of March 9, 1992 by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(v) to Form 10-K of Cleveland-Cliffs Inc
                  filed on March 26, 1996 and incorporated
                  by reference)                                  Not Applicable

     10(dd)       * Second Amendment to Trust Agreement No.
                  8, dated June 12, 1997, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee (filed as Exhibit
                  10(i) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on August 13, 1997 and incorporated
                  by reference)                                  Not Applicable

     10(ee)       * Trust Agreement No. 9, dated as of
                  November 20, 1996, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee, with respect to
                  the Cleveland-Cliffs Inc Nonemployee
                  Directors' Supplemental Compensation Plan
                  (filed as Exhibit 10(v) to Form 10-K of
                  Cleveland-Cliffs Inc filed on March 26,
                  1997 and incorporated by reference)            Not Applicable

     10(ff)       * Trust Agreement No. 10, dated as of
                  November 20, 1996, by and between
                  Cleveland-Cliffs Inc and Key Trust Company
                  of Ohio, N.A., Trustee, with respect to
                  the Cleveland-Cliffs Inc Nonemployee
                  Directors' Compensation Plan (filed as
                  Exhibit 10(w) to Form 10-K of
                  Cleveland-Cliffs Inc filed on March 26,
                  1997 and incorporated by reference)            Not Applicable

     10(gg)       * Severance Pay Plan for Key Employees of
                  Cleveland-Cliffs Inc (as Amended and
                  Restated as of February 1, 1997), dated
                  June 26, 1997 (filed as Exhibit 10(k) to
                  Form 10-Q of Cleveland-Cliffs Inc filed on
                  August 13, 1997 and incorporated by
                  reference)                                     Not Applicable

     10(hh)       * Amendment No. 1 to Severance Pay Plan
                  for Key Employees of Cleveland-Cliffs Inc
                  (as Amended and Restated as of February 1,
                  1997), effective as of November 1, 1997,
                  dated March 31, 1998 (filed as Exhibit
                  10(c) to Form 10-Q of Cleveland-Cliffs Inc
                  filed on May 1, 1998 and incorporated by
                  reference)                                     Not Applicable

--------------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

     10(ii)       * Cleveland-Cliffs Inc Voluntary
                  Non-Qualified Deferred Compensation Plan,
                  Amended and Restated as of December 1,
                  1996 (filed as Exhibit 10(z) to Form 10-K
                  of Cleveland-Cliffs Inc filed on March 26,
                  1997 and incorporated by reference)            Not Applicable

     10(jj)       * Amendment No. 1 to Cleveland-Cliffs Inc
                  Voluntary Non-Qualified Deferred
                  Compensation Plan (Amended and Restated as
                  of December 1, 1996) effective as of
                  November 1, 1997, dated March 31, 1998
                  (filed as Exhibit 10(b) to Form 10-Q of
                  Cleveland-Cliffs Inc filed on May 1, 1998
                  and incorporated by reference)                 Not Applicable

     10(kk)       * Cleveland-Cliffs Inc Long-Term
                  Performance Share Program, effective as of
                  March 31, 1994, as amended as of January
                  13, 1997 (filed as Exhibit 10(n) to Form
                  10-Q of Cleveland-Cliffs Inc filed on
                  August 13, 1997 and incorporated by
                  reference)                                     Not Applicable

     10(ll)       * Cleveland-Cliffs Inc Nonemployee
                  Directors' Supplemental Compensation Plan,
                  effective as of July 1, 1995 (filed as
                  Exhibit 10(b) to Form 10-Q of
                  Cleveland-Cliffs Inc filed on November 13,
                  1996 and incorporated by reference)            Not Applicable

     10(mm)       * First Amendment to Cleveland-Cliffs Inc
                  Nonemployee Directors' Supplemental
                  Compensation Plan, effective as of January
                  1, 1999                                        Filed Herewith

     10(nn)       * Cleveland-Cliffs Inc Nonemployee
                  Directors' Compensation Plan, effective as
                  of July 1, 1996 (filed as Appendix A to
                  Proxy Statement of Cleveland-Cliffs Inc
                  filed on March 25, 1996 and incorporated
                  by reference)                                  Not Applicable

     10(oo)       * First Amendment to Cleveland-Cliffs Inc
                  Nonemployee Directors' Compensation Plan,
                  effective as of November 12, 1996 (filed
                  as Exhibit 10(dd) to Form 10-K of
                  Cleveland-Cliffs Inc filed on March 26,
                  1997 and incorporated by reference)            Not Applicable

     10(pp)       * Second Amendment to Cleveland-Cliffs Inc
                  Nonemployee Directors' Compensation Plan,
                  effective as of May 13, 1997 (filed as
                  Exhibit 10(m) to Form 10-Q of
                  Cleveland-Cliffs Inc filed on August 13,
                  1997 and incorporated by reference)            Not Applicable

     10(qq)       * Third Amendment to Cleveland-Cliffs Inc
                  Nonemployee Directors' Compensation Plan,
                  effective as of January 1, 1999                Filed Herewith

--------------------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

  13         Selected portions of 1998 Annual Report to Security Holders

  13(a)         Management's Discussion and Analysis of         Filed Herewith
                Financial Condition and Results of Operations    (Page 27-37)

  13(c)         Statement of Consolidated Financial Position    Filed Herewith
                                                                 (Page 38-39)

  13(d)         Statement of Consolidated Income                 Filed Herewith
                                                                   (Page 40)

  13(e)         Statement of Consolidated Cash Flows             Filed Herewith
                                                                   (Page 41)

  13(f)         Statement of Consolidated Shareholders' Equity   Filed Herewith
                                                                   (Page 42)

  13(g)         Notes to Consolidated Financial Statements       Filed Herewith
                                                                  (Page 43-60)

  13(h)         Quarterly Results of Operations/Common Share     Filed Herewith
                 Price Performance and Dividends                    (Page 61)

  13(i)         Investor and Corporate Information                Filed Herewith
                                                                   (Page 62)

  13(j)         Summary of Financial and Other Statistical Data   Filed Herewith
                                                                   (Page 63-64)

  21         Subsidiaries of the registrant                       Filed Herewith
                                                                   (Page 65-67)

  23         Consent of independent auditors                      Filed Herewith
                                                                   (Page 68)

  24         Power of Attorney                                    Filed Herewith
                                                                   (Page 69)

  27         Consolidated Financial Data Schedule submitted
             for Securities and Exchange Commission information      ---

  99         Additional Exhibits

  99(a)      Schedule II   -  Valuation and Qualifying Accounts   Filed Herewith
                                                                   (Page 70)