Form 10-Q
period 1999-03-31
CLEVELAND CLIFFS INC
filed 1999-05-05
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.
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

As of April 30, 1999, there were 11,209,734 Common Shares (par value $1.00 per share) outstanding.


================================================================================

                           PART I - FINANCIAL INFORMATION

                 CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                          STATEMENT OF CONSOLIDATED INCOME


                                                        (In Millions,
                                                         Except Per
                                                        Share Amounts)
                                                         Three Months
                                                        Ended March 31
                                                    -----------------------
                                                       1999         1998
                                                    ----------   ----------
REVENUES
--------
     Product sales and services                     $     13.6   $     27.2
     Royalties and management fees                         9.2          8.4
                                                    ----------   ----------
            Total Operating Revenues                      22.8         35.6
     Interest income                                       1.4          1.4
     Other income                                           .8          1.0
                                                    ----------   ----------
            Total Revenues                                25.0         38.0

COSTS AND EXPENSES
------------------
     Cost of goods sold and operating expenses            13.0         30.3
     Administrative, selling and general expenses          3.7          4.7
     Interest expense                                                    .2
     Other expenses                                        4.6          2.1
                                                    ----------   ----------
            Total Costs and Expenses                      21.3         37.3
                                                    ----------   ----------

INCOME BEFORE INCOME TAXES                                 3.7           .7

INCOME TAXES
     Current                                               1.0           .1
     Deferred                                                            .1
                                                    ----------   ----------
            Total Income Taxes                             1.0           .2
                                                    ----------   ----------

NET INCOME                                          $      2.7   $       .5
                                                    ==========   ==========


NET INCOME PER COMMON SHARE
---------------------------
     Basic                                          $      .24   $      .04
     Diluted                                        $      .24   $      .04

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
---------------------------------------
     Basic                                              11,166       11,323
     Diluted                                            11,216       11,403


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                                                                                      (In Millions)
                                                                                 ------------------------
                                                                                  March 31     December 31
                                                                                    1999          1998
                                                                                 ----------    ----------
                                                         ASSETS
                                                         ------

CURRENT ASSETS
      Cash and cash equivalents                                                  $     66.9    $    130.3
      Accounts receivable - net                                                        21.0          58.8
      Inventories
          Iron ore                                                                    126.9          43.4
          Supplies and other                                                           14.7          16.2
                                                                                 ----------    ----------
                                                                                      141.6          59.6
      Deferred income taxes                                                             5.1           5.1
      Other                                                                             7.4           6.1
                                                                                 ----------    ----------
               TOTAL CURRENT ASSETS                                                   242.0         259.9

PROPERTIES                                                                            216.4         210.9
      Allowances for depreciation and depletion                                       (63.0)        (60.9)
                                                                                 ----------    ----------
               TOTAL PROPERTIES                                                       153.4         150.0

INVESTMENTS IN ASSOCIATED COMPANIES                                                   235.3         235.4

OTHER ASSETS
      Prepaid pensions                                                                 39.5          40.0
      Miscellaneous                                                                    37.0          38.2
                                                                                 ----------    ----------
               TOTAL OTHER ASSETS                                                      76.5          78.2
                                                                                 ----------    ----------
               TOTAL ASSETS                                                      $    707.2    $    723.5
                                                                                 ==========    ==========


                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

CURRENT LIABILITIES                                                              $     76.6    $     89.2
LONG-TERM DEBT                                                                         70.0          70.0
POSTEMPLOYMENT BENEFIT LIABILITIES                                                     68.2          70.5
OTHER LIABILITIES                                                                      57.2          56.2
SHAREHOLDERS' EQUITY
      Preferred Stock
          Class A - no par value
               Authorized - 500,000 shares; Issued - none                              -             -
          Class B - no par value
               Authorized - 4,000,000 shares; Issued - none                            -             -
      Common Shares - par value $1 a share
          Authorized - 28,000,000 shares;
          Issued - 16,827,941 shares                                                   16.8          16.8
      Capital in excess of par value of shares                                         69.5          70.9
      Retained income                                                                 511.7         513.2
      Accumulated other comprehensive loss, net of tax                                 (4.5)         (4.3)
      Cost of 5,618,207 Common Shares in treasury
          (1998 - 5,677,287 shares)                                                  (154.6)       (155.9)
      Unearned compensation                                                            (3.7)         (3.1)
                                                                                 ----------    ----------
               TOTAL SHAREHOLDERS' EQUITY                                             435.2         437.6
                                                                                 ----------    ----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    707.2    $    723.5
                                                                                 ==========    ==========


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                         (In Millions,
                                                                      Brackets Indicate
                                                                        Cash Decrease)
                                                                      Three Months Ended
                                                                           March 31
                                                                   ------------------------
                                                                       1999          1998
                                                                   ----------    ----------
OPERATING ACTIVITIES
     Net income                                                    $      2.7    $       .5
     Depreciation and amortization:
        Consolidated                                                      2.1           2.1
        Share of associated companies                                     3.3           3.1
     Other                                                               (2.4)         (3.5)
                                                                   ----------    ----------
        Total before changes in operating assets and liabilities          5.7           2.2
     Changes in operating assets and liabilities                        (56.1)        (46.4)
                                                                   ----------    ----------
            Net cash (used by) operating activities                     (50.4)        (44.2)

INVESTING ACTIVITIES
     Purchase of property, plant and equipment:
        Consolidated                                                     (5.5)         (2.3)
        Share of associated companies                                     (.3)         (1.3)
     Investment in Cliffs and Associates Limited                         (3.0)         (5.9)
     Other                                                                              1.3
                                                                   ----------    ----------
            Net cash (used by) investing activities                      (8.8)         (8.2)

FINANCING ACTIVITIES
     Dividends                                                           (4.2)         (3.7)
     Repurchases of Common Shares                                                      (1.2)
                                                                   ----------    ----------
            Net cash (used by) financing activities                      (4.2)         (4.9)
                                                                   ----------    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (63.4)        (57.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        130.3         115.9
                                                                   ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     66.9    $     58.6
                                                                   ==========    ==========


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999




NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1998 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited consolidated financial statements present fairly the Company's financial position and results in accordance with generally accepted accounting principles.

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

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

           In March, 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of the SOP in the first quarter of 1999 did not have a material impact on the Company's consolidated financial statements.

           In April, 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires such costs to be expensed as incurred instead of being capitalized and amortized. Adoption of the SOP in the first quarter of 1999 did not have a material impact on the Company's consolidated financial statements.

NOTE C - ENVIRONMENTAL RESERVES

           At March 31, 1999, the Company had an environmental reserve, including its share of ventures, of $21.4 million, of which $2.0 million was classified as current. The reserve includes the Company's obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. The reserves are based on engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation.

NOTE D - COMPREHENSIVE INCOME

                                                  (In Millions)
                                                    March 31
                                           ------------------------
                                               1999          1998
                                           ----------    ----------

Net Income                                 $      2.7    $       .5
Other Comprehensive Income -
    Unrealized Gain (Loss) on Securities          (.2)          1.7
                                           ----------    ----------
Comprehensive Income                       $      2.5    $      2.2
                                           ==========    ==========

NOTE E - SEGMENT REPORTING

The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company's dominant segment. The Ferrous Metallics segment is in the development stage, consisting mainly of the HBI venture project in Trinidad and Tobago. "Other" includes non-reportable segments, and unallocated corporate administrative and other income and expense.

                                                                  (In Millions)
                                         ------------------------------------------------------------------
                                           Iron         Ferrous       Segments                 Consolidated
                                            Ore        Metallics       Total         Other        Total
                                         ----------    ----------    ----------   ----------    ----------
March 31, 1999
--------------
Sales and services to external customers $     13.6    $             $     13.6   $             $     13.6
Royalties and management fees                   9.2                         9.2                        9.2
                                         ----------    ----------    ----------   ----------    ----------
   Total operating revenues                    22.8                        22.8                       22.8
                                         ==========    ==========    ==========   ==========    ==========
Income (loss) before taxes                      9.0          (2.4)          6.6         (2.9)          3.7
Equity (loss)                                                (1.1)         (1.1)                      (1.1)
Investments in equity method investees        152.8          82.5         235.3                      235.3
Other identifiable assets                     452.6            .9         453.5         18.4         471.9
                                         ----------    ----------    ----------   ----------    ----------
   Total assets                               605.4          83.4         688.8         18.4         707.2
                                         ==========    ==========    ==========   ==========    ==========

                                                                    (In Millions)
                                         ------------------------------------------------------------------
                                            Iron        Ferrous      Segments                  Consolidated
                                             Ore       Metallics       Total         Other         Total
                                         ----------   ----------    ----------    ----------    ----------
March 31, 1998
--------------
Sales and services to external customers $     27.2   $             $     27.2    $             $     27.2
Royalties and management fees                   8.4                        8.4                         8.4
                                         ----------   ----------    ----------    ----------    ----------
   Total operating revenues                    35.6                       35.6                        35.6
                                         ==========   ==========    ==========    ==========    ==========
Income (loss) before taxes                      4.5          (.7)          3.8          (3.1)           .7
Equity (loss)                                                (.4)          (.4)                        (.4)
Investments in equity method investees        158.3         64.0         222.3                       222.3
Other identifiable assets                     435.7           .6         436.3          16.0         452.3
                                         ----------   ----------    ----------    ----------    ----------
   Total assets                               594.0         64.6         658.6          16.0         674.6
                                         ==========   ==========    ==========    ==========    ==========

NOTE F - STAFF REDUCTION

The Company, in the first quarter of 1999, completed a work process review and implemented employee reductions, primarily at its corporate office. As a result, 10 percent of the corporate office staff positions and certain other positions in Michigan central services were eliminated, with a $1.1 million ($.8 million after-tax) charge primarily for wage continuation and benefits recorded in the first quarter of 1999 and reflected in "Other expenses".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                           OF FINANCIAL CONDITION AND
                           --------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF FIRST QUARTER - 1999 AND 1998
-------------------------------------------

         Earnings for the first quarter of 1999 were $2.7 million, or $.24 per share (all per share earnings are "diluted earnings per share" unless stated otherwise). In the first quarter of 1998, earnings were $.5 million, or $.04 per share. First quarter results are not representative of annual results due to seasonally low shipments of iron ore pellets on the Great Lakes.

         Pellet sales in the first quarter were .3 million tons, roughly half of 1998 first quarter sales. The higher volume in 1998 was largely attributable to non-recurring rail shipments. First quarter 1999 revenues from product sales and services declined proportionately with the lower sales volume; however, the decrease in cost of goods sold and operating expenses was larger due to:

         -    refunds of prior years' state taxes in 1999.

         - the Tilden Mine kiln outage in the first quarter of 1998. First quarter 1998 costs were adversely affected by the outage, while 1999 first quarter costs include an insurance recovery relating to the outage.

         -    lower mine operating costs in 1999.

         Administrative expenses in 1999 were $1.0 million below 1998 mainly due to a decrease in the cost of the Performance Share Program, a key component of senior management compensation, and cost reduction initiatives.

         Other expenses in 1999 were $2.5 million higher than 1998 principally due to increased costs of ferrous metallics activities and a $1.1 million pre-tax charge attributable to a reduction of administrative staff. Pre-tax costs of ferrous metallics activities were $2.4 million in 1999 versus $.7 million in 1998. The 1999 costs include $1.1 million of start-up costs from the Company's joint venture in Trinidad and Tobago.

CASH FLOW AND LIQUIDITY
-----------------------

         At March 31, 1999, the Company had cash and cash equivalents of $66.9 million compared to a cash balance of $58.6 million at the same time last year. Since December 31, 1998, cash and cash equivalents decreased $63.4 million, primarily due to increased working capital, $56.1 million, capital and project expenditures, $8.8 million, and dividends, $4.2 million. The $56.1 million increase in working capital reflected normal seasonal patterns including higher pellet inventory, $83.5 million, and lower payables and accrued expenses, $10.6 million, partially offset by lower receivables, $37.8 million.

NORTH AMERICAN IRON ORE
-----------------------

         Iron ore pellet production at the Company's-managed mines increased to
9.6 million tons in the first quarter of 1999, from 9.4 million tons in 1998, reflecting higher production at the Tilden Mine. The Company's share of the production was 2.8 million tons in 1999 versus 2.7 million tons in 1998.

         The six mines are currently scheduled to produce 41.1 million tons (Company share 11.7 millions tons) for the full year 1999. The current production schedule incorporates a one-month shut down of Wabush this summer, reflecting lower requirements of the mine owners. There could be additional changes to the production schedule depending on steel operating rates and the Company's sales.

         The Company's iron ore pellet sales were .3 million tons in the first quarter of 1999 versus .7 million tons in the first three months of 1998. Due to seasonal variations and other factors, quarterly shipments by iron ore producers to the North American steel industry are not indicative of annual results. Although the Company is encouraged by the improving fundamentals of the North American steel industry, it is expected that 1999 iron ore pellet sales volume will be lower than the record sales volume of 12.1 million tons in 1998. Additionally, the 13 to 14 percent decline in the international iron ore price will impact the escalation formula used in determining prices of certain of the Company's multi-year sales contracts.

         Labor contract negotiations, covering the bargaining unit employees represented by the United Steelworkers of America, will occur this year at five of the Company-managed mines. Contracts at Empire, Hibbing, LTV Steel Mining Company and Tilden will expire on August 1, 1999, while the Wabush contract expired on March 1, 1999. The Wabush employees have continued to work while a new contract is being negotiated.

         Capital additions and replacements at the six Company-managed mines in North America are expected to total approximately $64 million in 1999. The Company's share of such 1999 expenditures is expected to approximate $24 million.

FERROUS METALLICS
-----------------

         The Company will achieve a major milestone in its strategy to build a significant ferrous metallics business when Cliffs and Associates Limited (CAL) commences production of CIRCAL(TM) hot briquetted iron (HBI) at its plant in Trinidad and Tobago early in May, 1999. The plant, which is designed to produce 500,000 metric tons of HBI annually, will operate on a planned start-up curve with full year production volume in 1999 dependent on market demand.

         Project capital expenditures through March 31, 1999 were $150 million (Company share - $70 million) with estimated cost to complete of $3 million (Company share - $1.4 million). Project capital expenditures do not include construction claims of approximately $22 million (Company share - $10.2 million), which are being contested.

The Company believes the claims are largely without merit; any payments on these claims are expected to be partially offset by recoveries from contractors and suppliers.

         While the market for ferrous metallics has improved since reaching a low point in December, 1998, it continues to be soft. Imported pig iron, which is not covered under the trade actions that have been taken to curtail unfairly traded steel imports, is available at very low prices. Low priced pig iron has eliminated much of the market for HBI and other reduced iron products and has caused many plants producing these products to shut down or curtail operation.

CAPITALIZATION
--------------

         Long-term debt of the Company consists of $70.0 million of senior unsecured notes payable to an insurance company group. The notes bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. In addition to the senior unsecured notes, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement, which expires on May 31, 2003. The Company was in compliance with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at March 31, 1999, was estimated at $70.9 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         Following is a summary of common shares outstanding:

                               1999                1998                1997
                         ------------------  ------------------  ------------------
March 31                      11,209,734         11,344,605          11,377,322
June 30                                          11,322,047          11,374,448
September 30                                     11,148,453          11,379,357
December 31                                      11,150,654          11,308,914

YEAR 2000 TECHNOLOGY
--------------------

         Year 2000 compliance is a major business priority of the Company and is being addressed at all operations. A Company-wide Year 2000 Compliance Program ("Compliance Program") is underway with a dedicated team headed by a Project Executive, with representation from Internal Control, Information Technology, and Process Control, including functional project leaders from the Company's ventures. Additionally, two outside engineering firms and one information technology service firm have been engaged to support and assist in process control compliance activities. The status of the Compliance Program is reported regularly to the Year 2000 Compliance Steering Committee, consisting of the Chief Executive Officer and other Officers of the Company, and to the Company's Board of Directors.

         The Compliance Program has been divided into five phases: 1) inventory,
2) assessment, 3) renovation, 4) unit testing, and 5) system integration testing. The Company had substantially completed the inventory, assessment, renovation and unit testing phases in 1998. Renovation and unit testing on a limited number of items have been delayed and are expected to be completed by the third quarter of 1999 as vendor technical resources, replacement equipment and software become available. System integration testing is on target to be completed during the third quarter of 1999.

         A substantial portion of Year 2000 information technology compliance will be achieved as a result of the Company's Information Technology Plan ("IT Plan"). The IT Plan, initiated in 1996, involves the implementation of a purchased, mining-based, Year 2000 compliant, software suite to replace legacy programs for operations and administrative mainframe systems servicing most domestic locations. In addition to avoiding any potential Year 2000 problems, the IT Plan is expected to result in improved system and operating effectiveness. Implementation was achieved at the Michigan mines in the first quarter of 1999 and is expected to be installed in Minnesota, and in the corporate office and central services locations in the second and third quarter of 1999, respectively.

         The Company is charging to operations current state assessment, process re-engineering, and training costs associated with the IT Plan. For legacy programs and locations not included in the IT Plan, modifications and/or replacement of existing programs are underway for achieving Year 2000 compliance with an expected cost of $1.0 million.

         In addition to addressing software legacy program issues, the Year 2000 Compliance Program is addressing the impact of the date change with respect to the Company's mainframe computer system, technical infrastructure, end user-computing, process control systems, environmental and safety monitoring, and security and access systems. Emphasis has been placed on those systems which affect production, quality or safety.

         The Company has sent 305 Year 2000 compliance questionnaires to its major suppliers and customers as part of the Year 2000 readiness program. Of these, 48 vendors have been identified as critical and targeted for on site verification, 14 on site assessments have been performed with the remainder to be done by the end of the second quarter, 1999. Interruption of electrical power supplied to the Company's ventures has been identified as having the greatest potential adverse impact. Failure of electric power suppliers of the Company's mining ventures to become Year 2000 compliant could cause power interruptions resulting in significant production losses and potential equipment damage. The Company's wholly-owned Northshore and managed LTV Steel Mining Company mines are equipped with electric power generation facilities capable of providing nearly all of their power requirements.

         The incremental expense of achieving Year 2000 compliance on systems not covered by the IT Plan and other software legacy programs is estimated to be $4.0 million for the Company and its ventures. Completion of this program is targeted for mid-1999. The Company has completed internal audits at various operations to verify that progress is on schedule toward timely completion of the Compliance Program.

        Following is a summary of the Year 2000 compliance cost estimate:

                                                                  (In Millions)
                                                ---------------------------------------------------
                                                       Company's
                                                         Share                      Total
                                                ------------------------   ------------------------
IT Plan:
   Capital                                               $16.1*                    $17.3
   Operating                                               2.1                       7.7
                                                       -------                   -------
     Total IT Plan                                        18.2                      25.0
Other**                                                    2.4                       5.0
                                                       -------                   -------
     Total                                               $20.6                     $30.0
                                                       =======                   =======

         *    Includes amounts reimbursable by mining ventures of $13.6 million.

         ** Includes charges for legacy software not covered by the IT Plan, hardware, process control systems, environmental and safety monitoring, etc.

         The Company is developing specific contingency plans at each location to mitigate Year 2000 compliance failures of the Company or any of its key suppliers or customers. The contingency plans involve specific actions designed to maintain employee safety, production and quality. The contingency plans include a range of actions, including low technology or manual alternatives to current automated processes. Alternatives for key suppliers are being identified, and, where alternative suppliers do not exist, other actions (e.g., increased inventory) are being considered. While focused on continuing production, by necessity the plans include procedures for reducing production or orderly temporary suspension of operations, if required to protect employees, property and the environment. Initial contingency plans have been completed at all sites in the first quarter of 1999. Contingency plans will continue to be refined throughout 1999, incorporating assessments of areas where risk is greatest.

         The Company expects to be Year 2000 compliant; however, statements with regard to such expectations are subject to various risk factors which may materially affect the Company's Year 2000 compliance efforts. These risk factors include the availability of trained personnel, the ability to detect, locate and correct system codes, the evaluation of the wide variety of IT software and hardware, failure of software vendors to deliver upgrades or make repairs as promised, and failure of key vendors to become compliant. Although the Company has taken actions that it believes are appropriate and reasonable to determine the readiness of third parties, it must in part rely on third party representations. The Company is attempting to reduce these risks and others by utilizing an organized approach, conducting audits and extensive testing, identifying alternative sources of supply, and other contingency plans.

FORWARD-LOOKING STATEMENTS
--------------------------

         The preceding discussion and analysis of the Company's operations, financial performance and results, as well as material included elsewhere in this report, includes statements not limited to historical facts. Such statements are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it. Factors that could cause the Company's actual results to be materially different from the Company's expectations include the following:

          - Changes in the financial condition of the Company's partners and/or customers. The potential financial failure of one or more significant customers or partners without mitigation could represent a significant adverse development;

          - Unanticipated changes in the market value of steel, iron ore or ferrous metallics;

          - Substantial changes in imports of steel, iron ore, or ferrous metallic products;

          -    Development of alternative steel-making technologies;

          -    Displacement of steel by competing materials;

          - Displacement of North American integrated steel production and/or electric furnace production by imported semi-finished steel or pig iron;

          -    Domestic or international economic and political conditions;

          - Major equipment failure, availability, and magnitude and duration of repairs;

          -    Unanticipated geological conditions or ore processing changes;

          - Process difficulties, including the failure of new technology to perform as anticipated;

          - Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

          -    Labor contract negotiations;

          - Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

          -    Timing and successful completion of construction projects;

          - Failure or delay in achieving Year 2000 compliance by the Company or any of its key suppliers or customers;

          -    Changes in tax laws (e.g., percentage depletion allowance);

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)    List of Exhibits - Refer to Exhibit Index on page 16.
         (b) During the quarter for which this 10-Q Report is filed, the Company filed a Current Report on Form 8-K, dated February 10, 1999, covering information reported under ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS. There were no financial statements filed as part of the Current Report on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLEVELAND-CLIFFS INC



Date        May 5, 1999                     By /s/C. B. Bezik
    -----------------------------              -----------------------------
                                               C. B. Bezik
                                               Senior Vice President-Finance and
                                               Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number                            Exhibit
--------      --------------------------------------------------     ---------

   27         Consolidated Financial Data Schedule submitted for         -
              Securities and Exchange Commission information only

   99(a)      Cleveland-Cliffs Inc News Release published on         Filed
              April 21, 1999, with respect to 1999 first quarter     Herewith
              earnings