Form 10-Q
period 1999-06-30
CLEVELAND CLIFFS INC
filed 1999-07-30
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to .
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

                     YES   X   NO
                        ------   -----

As of July 27, 1999, there were 11,217,651 Common Shares (par value $1.00 per share) outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME


                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    ---------------------------------------
                                                       THREE MONTHS         SIX MONTHS
                                                       ENDED JUNE 30      ENDED JUNE 30
                                                    ------------------  -------------------
                                                      1999      1998      1999       1998
                                                    --------  --------  --------    -------

REVENUES
--------
     PRODUCT SALES AND SERVICES                     $   82.9  $  143.2  $   96.5    $ 170.4
     ROYALTIES AND MANAGEMENT FEES                      13.5      12.9      22.7       21.3
                                                    --------  --------  --------    -------
        TOTAL OPERATING REVENUES                        96.4     156.1     119.2      191.7
     INTEREST INCOME                                      .5        .8       1.9        2.2
     OTHER INCOME                                        1.0       1.2       1.8        2.2
                                                    --------  --------  --------    -------
        TOTAL REVENUES                                  97.9     158.1     122.9      196.1

COSTS AND EXPENSES
------------------
     COST OF GOODS SOLD AND OPERATING EXPENSES          77.7     127.4      90.7      157.7
     ADMINISTRATIVE, SELLING AND GENERAL EXPENSES        4.2       4.9       7.9        9.6
     INTEREST EXPENSE                                    1.2        .1       1.2         .3
     OTHER EXPENSES                                      4.2       2.9       8.8        5.0
                                                    --------  --------  --------    -------
        TOTAL COSTS AND EXPENSES                        87.3     135.3     108.6      172.6
                                                    --------  --------  --------    -------

INCOME BEFORE INCOME TAXES                              10.6      22.8      14.3       23.5

INCOME TAXES                                            (2.8)     (5.9)     (3.8)      (6.1)

                                                    --------  --------  --------    -------
NET INCOME                                          $    7.8  $   16.9  $   10.5    $  17.4
                                                    ========  ========  ========    =======

NET INCOME PER COMMON SHARE
---------------------------
     BASIC                                          $    .70  $   1.49  $    .94    $  1.53
     DILUTED                                        $    .70  $   1.48  $    .94    $  1.52

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
---------------------------------------
     BASIC                                            11,202    11,326    11,184     11,325
     DILUTED                                          11,251    11,423    11,233     11,413


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION


                                                                   (IN MILLIONS)
                                                               ---------------------
                                                                JUNE 30  DECEMBER 31
                                                                 1999       1998
                                                               --------  -----------
                                       ASSETS
                                       ------

CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                                 $   23.7  $  130.3
     ACCOUNTS RECEIVABLE - NET                                     54.1      58.8
     INVENTORIES
        IRON ORE                                                  145.1      43.4
        SUPPLIES AND OTHER                                         13.5      16.2
                                                               --------  --------
                                                                  158.6      59.6
     DEFERRED INCOME TAXES                                          5.1       5.1
     OTHER                                                          6.5       6.1
                                                               --------  --------
            TOTAL CURRENT ASSETS                                  248.0     259.9

PROPERTIES                                                        220.8     210.9
     ALLOWANCES FOR DEPRECIATION AND DEPLETION                    (65.3)    (60.9)
                                                               --------  --------
            TOTAL PROPERTIES                                      155.5     150.0

INVESTMENTS IN ASSOCIATED COMPANIES                               231.3     235.4

OTHER ASSETS
     PREPAID PENSIONS                                              40.3      40.0
     MISCELLANEOUS                                                 40.2      38.2
                                                               --------  --------
            TOTAL OTHER ASSETS                                     80.5      78.2
                                                               --------  --------
            TOTAL ASSETS                                       $  715.3  $  723.5
                                                               ========  ========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES                                            $   79.6  $   89.2
LONG-TERM DEBT                                                     70.0      70.0
POSTEMPLOYMENT BENEFIT LIABILITIES                                 68.2      70.5
OTHER LIABILITIES                                                  57.8      56.2
SHAREHOLDERS' EQUITY
     PREFERRED STOCK
        CLASS A - NO PAR VALUE
             AUTHORIZED - 500,000 SHARES; ISSUED - NONE               -         -
        CLASS B - NO PAR VALUE
             AUTHORIZED - 4,000,000 SHARES; ISSUED - NONE             -         -
COMMON SHARES - PAR VALUE $1 A SHARE
   AUTHORIZED - 28,000,000 SHARES;
   ISSUED - 16,827,941 SHARES                                      16.8      16.8
CAPITAL IN EXCESS OF PAR VALUE OF SHARES                           69.1      70.9
RETAINED INCOME                                                   515.3     513.2
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX                   (3.9)     (4.3)
COST OF 5,616,565 COMMON SHARES IN TREASURY
   (1998 - 5,677,287 SHARES)                                     (154.5)   (155.9)
UNEARNED COMPENSATION                                              (3.1)     (3.1)
                                                               --------  --------
       TOTAL SHAREHOLDERS' EQUITY                                 439.7     437.6
                                                               --------  --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  715.3  $  723.5
                                                               ========  ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                     (IN MILLIONS,
                                                                    BRACKETS INDICATE
                                                                     CASH DECREASE)
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                   ------------------
                                                                     1999      1998
                                                                   --------  --------
OPERATING ACTIVITIES
     NET INCOME                                                    $   10.5  $   17.4
     DEPRECIATION AND AMORTIZATION:
        CONSOLIDATED                                                    4.4       4.3
        SHARE OF ASSOCIATED COMPANIES                                   6.5       6.3
     OTHER                                                              1.8        .3
        TOTAL BEFORE CHANGES IN OPERATING ASSETS AND LIABILITIES       23.2      28.3
     CHANGES IN OPERATING ASSETS AND LIABILITIES                     (104.0)    (42.7)
                                                                   --------  --------
        NET CASH (USED BY) OPERATING ACTIVITIES                       (80.8)    (14.4)

INVESTING ACTIVITIES
     PURCHASE OF PROPERTY, PLANT AND EQUIPMENT:
        CONSOLIDATED                                                  (10.3)     (6.1)
        SHARE OF ASSOCIATED COMPANIES                                  (2.0)     (3.0)
     INVESTMENT IN CLIFFS AND ASSOCIATES LIMITED                       (3.0)    (10.8)
     OTHER                                                             (2.1)      1.3
                                                                   --------  --------
        NET CASH (USED BY) INVESTING ACTIVITIES                       (17.4)    (18.6)

FINANCING ACTIVITIES
     DIVIDENDS                                                         (8.4)     (8.0)
     REPURCHASES OF COMMON SHARES                                                (3.2)
                                                                   --------  --------
        NET CASH (USED BY) FINANCING ACTIVITIES                        (8.4)    (11.2)
                                                                   --------  --------

DECREASE IN CASH AND CASH EQUIVALENTS                                (106.6)    (44.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      130.3     115.9
                                                                   --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   23.7  $   71.7
                                                                   ========  ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999




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

         In April, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires such costs to be expensed as incurred instead of being capitalized and amortized. Adoption of the SOP in the first quarter of 1999 did not have a material impact on the Company's consolidated financial statements.

NOTE C - ENVIRONMENTAL RESERVES

         At June 30, 1999, the Company had an environmental reserve, including its share of ventures, of $21.2 million, of which $1.9 million was classified as current. The reserve includes the Company's obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation.

NOTE D - COMPREHENSIVE INCOME

                                                                          (In Millions)
                                                   -------------------------------------------------------------
                                                          Second Quarter                    First-Half
                                                   -----------------------------   -----------------------------
                                                       1999            1998            1999           1998
                                                   -------------   -------------   -------------  --------------

Net Income                                              $7.8           $16.9           $10.5           $17.4
Other Comprehensive Income -
    Unrealized Gain (Loss) on Securities                  .6            (1.9)             .4             (.2)
                                                      ------         -------        --------        --------
Comprehensive Income                                    $8.4           $15.0           $10.9           $17.2
                                                      ======         =======        ========        ========


NOTE E - SEGMENT REPORTING

         The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company's dominant segment. The Ferrous Metallics segment is in the development stage, consisting mainly of the hot briquetted iron venture project in Trinidad and Tobago. "Other" includes non-reportable segments, and unallocated corporate administrative and other income and expense.

                                                                        (In Millions)
                                         ----------------------------------------------------------------------------
                                             Iron          Ferrous        Segments                      Consolidated
                                             Ore          Metallics         Total           Other          Total
                                         -------------   -------------  --------------  --------------  -------------
SECOND QUARTER 1999
-------------------
Sales and services to external             $  82.9           $             $  82.9          $             $  82.9
customers
Royalties and management fees                 13.5                            13.5                           13.5
                                          --------           --------     --------          ---------    --------

   Total operating revenues                   96.4                            96.4                           96.4
                                          ========           ========     ========          =========    ========


Income (loss) before taxes                    17.3               (2.9)        14.4               (3.8)       10.6
Equity (loss)*                                                   (2.3)        (2.3)                          (2.3)
Investments in equity method investees       151.0               80.3        231.3                          231.3
Other identifiable assets                    462.7                3.3        466.0               18.0       484.0
                                          --------           --------     --------          ---------    --------
   Total assets                              613.7               83.6        697.3               18.0       715.3
                                          ========           ========     ========          =========    ========

                                                                        (In Millions)
                                         ----------------------------------------------------------------------------
                                             Iron          Ferrous        Segments                      Consolidated
                                             Ore          Metallics         Total           Other          Total
                                         -------------   -------------  --------------  --------------  -------------
SECOND QUARTER 1998
-------------------
Sales and services to external              $143.2         $                $143.2          $              $143.2
customers
Royalties and management fees                 12.9                            12.9                           12.9
                                          --------           --------     --------          ---------    --------

   Total operating revenues                  156.1                           156.1                          156.1
                                          ========           ========      =======          =========     =======


Income (loss) before taxes                    28.4               (1.8)        26.6               (3.8)       22.4
Equity (loss)*                                                    (.7)         (.7)                           (.7)
Investments in equity method investees       156.5               69.4        225.9                          225.9
Other identifiable assets                    446.8                 .6        447.4               17.3       464.7
                                          --------           --------     --------          ---------    --------

   Total assets                              603.3               70.0        673.3               17.3       690.6
                                          ========           ========      =======          =========     =======

                                                                        (In Millions)
                                         ----------------------------------------------------------------------------
                                             Iron          Ferrous        Segments                      Consolidated
                                             Ore          Metallics         Total           Other          Total
                                         -------------   -------------  --------------  --------------  -------------
FIRST SIX MONTHS 1999
---------------------
Sales and services to external               $96.5         $                 $96.5          $               $96.5
customers
Royalties and management fees                 22.7                            22.7                           22.7
                                            ------           --------       ------          ---------      ------

   Total operating revenues                  119.2                           119.2                          119.2
                                            ======           ========       ======          =========      ======


Income (loss) before taxes                    26.3               (5.3)        21.0               (6.7)       14.3
Equity (loss)*                                                   (3.4)        (3.4)                          (3.4)

                                                                        (In Millions)
                                         ----------------------------------------------------------------------------
                                             Iron          Ferrous        Segments                      Consolidated
                                             Ore          Metallics         Total           Other          Total
                                         -------------   -------------  --------------  --------------  -------------
FIRST SIX MONTHS 1998
---------------------
Sales and services to external              $170.4         $                $170.4          $              $170.4
customers
Royalties and management fees                 21.3                            21.3                           21.3
                                          --------           --------     --------          ---------    --------

   Total operating revenues                  191.7                           191.7                          191.7
                                          ========           ========     ========          =========    ========


Income (loss) before taxes                    32.9               (2.5)        30.4               (6.9)       23.5
Equity (loss)*                                                   (1.1)        (1.1)                          (1.1)

*   Included in income (loss) before taxes.


NOTE F - STAFF REDUCTION

         The Company, in the first quarter of 1999, completed a work process review and implemented employee reductions, primarily at its corporate office. As a result, 10 percent of the corporate office staff positions and certain other positions in Michigan central services were eliminated, with a $1.1 million ($.8 million after-tax) charge primarily for wage continuation and benefits recorded in the first quarter of 1999 and reflected in "Other expenses."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                           OF FINANCIAL CONDITION AND
                           --------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 1999 AND 1998
-----------------------------------------------------------------

         Earnings for 1999 were $7.8 million, or $.70 per share (all per share earnings are "diluted earnings per share" unless stated otherwise) in the second quarter, and $10.5 million, or $.94 per share in the first half. In 1998, second quarter earnings were $16.9 million, or $1.48 per share, and first half earnings were $17.4 million, or $1.52 per share.

         The $9.1 million decrease in second quarter earnings and $6.9 million decrease in first-half earnings were mainly due to lower sales volume and price realization, increased costs of ferrous metallics activities, and higher interest expense. Partially offsetting were higher royalties and management fees, lower mine operating costs and lower administrative costs. Pellet sales in the second quarter of 1999 were 2.4 million tons, compared to the record high
3.9 million tons sold in the second quarter of 1998. Pellet sales were 2.7 million tons in the first half, a 1.9 million ton decrease from 1998 first-half sales of 4.6 million tons.

         The pre-tax costs of ferrous metallics activities, which are included in other expenses, were $2.9 million in the second quarter and $5.3 million in the first half. Comparable costs in 1998 were $1.8 million in the second quarter and $2.5 million in the first half. The 1999 costs include the Company's share of the start-up expenses of the joint venture plant in Trinidad and Tobago of $2.3 million in the second quarter and $3.4 million in the first half.

         The decrease in mine operating costs during the first six months of the year included:

         - refunds of prior years' state taxes in 1999, primarily the first quarter;

         - the Tilden Mine kiln outage in the first quarter of 1998. First quarter 1998 costs were adversely affected by the outage, while 1999 first quarter costs include an insurance recovery relating to the outage;

         -    lower mine operating costs in the first six months of 1999.


         Administrative expenses in both the second quarter and first half of 1999 were lower than 1998 mainly due to lower management incentive compensation expense as a result of the business outlook and on-going cost reduction initiatives, including the effect of the staff reductions discussed in Note F. Interest expense increased in the second quarter and first half of 1999 versus 1998, reflecting the cessation of interest capitalization on April 7, 1999 upon "mechanical completion" of the Trinidad construction project.

CASH FLOW AND LIQUIDITY
-----------------------

         At June 30, 1999, the Company had cash and cash equivalents of $23.7 million compared to a cash balance of $130.3 million at December 31, 1998 and $71.7 million at the same time last year. In the first six months of 1999, cash and cash equivalents decreased $106.6 million, primarily due to increased working capital, $104.0 million, capital and project expenditures, $17.4 million, and dividends, $8.4 million, partially offset by cash flow from operations, $23.2 million. The $104.0 million increase in working capital was primarily due to higher pellet inventory, $100.7 million, and lower payables and accrued expenses, $9.3 million, partially offset by lower receivables, $4.7 million.

         Pellet inventory, which was $144.1 million at June 30, 1999, is expected to be reduced substantially in the balance of the year to a level comparable to year-end 1998.

NORTH AMERICAN IRON ORE
-----------------------

         Iron ore consumption by United States and Canadian steelmakers continues to trail the consumption levels posted in 1998 due to the outage of several blast furnaces and imports of unfairly traded semi-finished steel slabs. Absent work stoppages related to labor contracts in the iron and steel industry, second half sales are expected to be about 6.3 million tons, a 1.2 million ton decrease from the 7.5 million tons sold in the second half of 1998. Full year 1999 sales are expected to be about 9.0 million tons versus record sales of 12.1 million tons in 1998.

         Rouge Industries, Inc., a major customer of the Company, incurred an extended shutdown of its blast furnaces due to an explosion on February 1st at a power generating facility that supplies Rouge. The Company is pursuing a business interruption claim under its property insurance program, which would partially mitigate the earnings impact of lost pellet sales to Rouge.

         The Company's managed mines produced 10.5 million tons in the second quarter of 1999 compared to 10.0 million tons in 1998. First half production was
20.1 million tons, up from 19.4 million tons in 1998. The Company's share of 1999 production was 2.9 million tons in the second quarter and 5.7 million tons for the first six months, compared to the prior year's 2.7 million tons and 5.4 million tons in the second quarter and first six months, respectively.

         Pellet inventory, at June 30, 1999, was 5.1 million tons, a 2.6 million ton increase from the same period last year. As a result of the high inventory level and the second half sales forecast, the Company intends to substantially reduce its share of production in the second half of 1999. Although a final determination has not been made as to how each of the mines might be affected by the production curtailment, the Company has announced that Northshore will take down its smallest pelletizing furnace between July 22 and November 24, and tentatively plans to shut down the remainder of the operation from October 30 through November 24. Second half results will be adversely affected by the significant production curtailments due to the relatively high fixed cost in the iron mining business.

         Labor contract negotiations, covering the bargaining unit employees represented by the United Steelworkers of America, are currently in process at four of the Company-managed mines. Contracts at Empire, Hibbing, LTV Steel Mining Company and Tilden expire on August 1. A new five-year contract covering the bargaining unit employees of the Wabush Mine was ratified by the membership in July, 1999.

         Capital additions and replacements at the six Company-managed mines in North America are expected to total approximately $66 million in 1999, with the Company's share approximately $26 million. The Company's share of expenditures in the second half of 1999 is expected to be approximately $14 million, which is planned to be funded from current operations.

FERROUS METALLICS
-----------------

         Cliffs and Associates Limited continues to encounter delays in starting up its hot briquetted iron (HBI) plant in Trinidad and Tobago. The delays are typical for the start-up of a new facility, and have been primarily mechanical in nature rather than process related. The current plan is to produce as much tonnage as possible over the remainder of the year, which will likely be limited to 150,000 - 175,000 metric tons, assuming sustained production beginning in the third quarter.

         The market for ferrous metallics, including CIRCAL(TM) briquettes, has improved in recent months. Ferrous metallics prices have been rising, but are still substantially below the level reached before the price collapse that started in mid-1998. The Company continues to believe the long-term prospects for ferrous metallics products are strong and is committed to the commercial success of this project.

         Project capital expenditures totaling $153 million (Company share - $71 million) do not include construction claims of approximately $22 million (Company share - $10.2 million), which are being contested. The Company believes the claims are largely without merit; any payments on these claims are expected to be partially offset by recoveries from contractors and suppliers.

STRATEGIC INVESTMENTS
---------------------

         The Company is seeking additional investment opportunities, domestically and internationally to broaden its scope as a supplier of iron units to the steel industry, including investments in iron ore mines or ferrous metallics facilities. In the normal course of business, the Company examines opportunities to increase profitability and strengthen its business position by evaluating various investment opportunities consistent with its business strategy. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity, incurring additional indebtedness, project financing, or other sources of funding to make investments.

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

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at June 30, 1999, was estimated at $67.5 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         The Company may purchase up to 369,500 remaining shares under its existing authorization to repurchase 1.5 million of its Common Shares in open market or negotiated transactions.

         Following is a summary of common shares outstanding:

                               1999                1998                1997
                         ------------------  ------------------  ------------------
March 31                      11,209,734         11,344,605          11,377,322
June 30                       11,211,376         11,322,047          11,374,448
September 30                                     11,148,453          11,379,357
December 31                                      11,150,654          11,308,914

YEAR 2000 TECHNOLOGY
--------------------

         Year 2000 compliance is a major business priority of the Company and is being addressed at all operations. A Company-wide Year 2000 Compliance Program ("Compliance Program") is near completion by a dedicated team headed by a Project Executive, with representation from Internal Control, Information Technology, and Process Control, including functional project leaders from the Company's ventures. Additionally, two outside engineering firms and one information technology service firm have been engaged to support and assist in process control compliance activities. The status of the Compliance Program continues to be reported regularly to the Year 2000 Compliance Steering Committee, consisting of the Chief Executive Officer and other Officers of the Company, and to the Company's Board of Directors.

         The Compliance Program has been divided into five phases: 1) inventory, 2) assessment, 3) renovation, 4) unit testing, and 5) system integration testing. The inventory, assessment, renovation and unit testing phases were substantially completed in 1998. Renovation and unit testing on a limited number of items are expected to be completed in the third quarter as vendor technical resources, replacement equipment and software become available. System integration testing is on target to be completed during the third quarter.

         A substantial portion of Year 2000 information technology compliance will be achieved as a result of the Company's Information Technology Plan ("IT Plan"). The IT Plan, initiated in 1996, involves the implementation of a purchased, mining-based, Year 2000 compliant, software suite to replace legacy programs for operations and administrative mainframe systems servicing most domestic locations. In addition to avoiding any potential Year 2000 problems, the IT Plan is expected to result in improved system and operating effectiveness. Implementation was achieved at the Michigan mines in the first quarter of 1999, and at the Minnesota mines in the second quarter of 1999. The corporate office and central service locations are being implemented in the third quarter of 1999.

         The Company is charging to operations current state assessment, process re-engineering, and training costs associated with the IT Plan. For legacy programs and locations not included in the IT Plan, modifications and/or replacement of existing programs are underway for achieving Year 2000 compliance with an expected cost of $1.1 million.

         In addition to addressing software legacy program issues, the Year 2000 Compliance Program is addressing the impact of the date change with respect to the Company's mainframe computer system, technical infrastructure, end user-computing, process control systems, environmental and safety monitoring, and security and access systems. Emphasis has been placed on those systems which affect production, quality or safety. Completion of this program is targeted for the third quarter of 1999. The Company has completed internal audits at various operations to verify that progress is on schedule toward timely completion of the Compliance Program. The incremental expense of achieving Year 2000 compliance on systems not covered by the IT Plan and other software legacy programs is estimated to be $4.2 million for the Company and its ventures.

         Following is a summary of the Year 2000 total project compliance cost and project cost incurred to date:

                                                              (In Millions)
                             ---------------------------------------------------------------------------------
                                        Project to Date                            Total Project
                             ---------------------------------------   ---------------------------------------
                                 Company's                                 Company's
                                   Share                Total                Share                Total
                             ------------------   ------------------   ------------------   ------------------
IT PLAN:
   Capital                      $13.9                  $ 14.9                 $ 16.9*             $ 18.0
   Operating                      1.6                     5.7                    2.0                 7.0
                                -----                  ------                 ------              ------
     Total IT Plan               15.5                    20.6                   18.9                25.0
Other**                           1.5                     3.4                    2.3                 5.3
                                -----                  ------                 ------              ------
     Total                     $ 17.0                  $ 24.0                 $ 21.2              $ 30.3
                               ======                  ======                 ======              ======

          *   Includes amounts reimbursable by mining ventures of $14.3 million.

         ** Includes charges for legacy software not covered by the IT Plan, hardware, process control systems, environmental and safety monitoring, etc.

         The Company has sent 305 Year 2000 compliance questionnaires to its major suppliers and customers as part of the Year 2000 readiness program. Of these, 37 vendors have been identified as critical and targeted for on site verification, 32 on site assessments have been performed with the remainder to be done by the end of the third quarter, 1999. Of the 32 vendor assessments completed, 22 have been classified as "low risk" and the remaining 10 vendors were classified as "medium risk". Medium risk vendors are scheduled for follow-up assessments in the third quarter.

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

         The Company has developed specific contingency plans at each location to mitigate Year 2000 compliance failures of the Company or any of its key suppliers or customers. The contingency plans involve specific actions designed to maintain employee safety, production and quality. The contingency plans include a range of actions, including low technology or manual alternatives to current automated processes. Alternatives for key suppliers have been identified, and, where alternative suppliers do not exist, other actions (e.g., increased inventory) are being considered. While focused on continuing production, by necessity the plans include procedures for reducing production or orderly temporary suspension of operations, if required to protect employees, property and the environment. Contingency plans will continue to be refined throughout 1999, incorporating assessments of areas where risk is greatest.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 11, 1999. At the meeting the Company's shareholders acted upon the election of Directors, a proposal to approve an Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997), and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 10 nominees named in the Company's Proxy Statement, dated March 22, 1999, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

                    NOMINEES                         FOR                     WITHHELD
         -------------------------------   ------------------------   ------------------------
         John S. Brinzo                             10,035,315                  17,028
         Ronald C. Cambre                           10,034,043                  18,300
         Robert S. Colman                           10,034,695                  17,648
         James D. Ireland III                       10,032,528                  19,815
         G. Frank Joklik                            10,028,973                  23,370
         Leslie L. Kanuk                            10,033,467                  18,876
         Francis R. McAllister                      10,034,959                  17,384
         John C. Morley                             10,033,314                  19,029
         Stephen B. Oresman                         10,031,761                  20,582
         Alan Schwartz                              10,033,904                  18,439

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal to approve an Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997) were as follows: 8,984,325 Common Shares were cast for the adoption of the proposal; 1,020,724 Common Shares were cast against the adoption of the proposal; and 47,294 Common Shares abstained from voting on the adoption of the proposal.

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal ratifying the appointment of the firm of Ernst & Young LLP, independent public accountants, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 1999 were as follows: 10,037,408 Common Shares were cast for the adoption of the proposal; 5,794 Common Shares were cast against the adoption of the proposal; and 9,141 Common Shares abstained from voting on the adoption of the proposal.

         There were no broker non-votes with respect to the election of directors, the approval of the Amendment to the 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997), or the ratification of the independent public accountants.

ITEM 5. OTHER INFORMATION

         On July 12, 1999, Mr. Ranko Cucuz, Chairman, President and Chief Executive Officer of Hayes Lemmerz International Inc., and Mr. Anthony A. Massaro, Chairman, President and Chief Executive Officer of Lincoln Electric Holdings, Inc., were elected to the Board of Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    List of Exhibits - Refer to Exhibit Index on page 18.
         (b) During the quarter for which this 10-Q Report is filed, the Company filed a Current Report on Form 8-K, dated June 10, 1999, covering information reported under ITEM 5. OTHER EVENTS. There were no financial statements filed as part of the Current Report on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEVELAND-CLIFFS INC



Date        JULY 30, 1999                  BY  /s/ C. B. Bezik
     ---------------------------             -----------------------------------
                                               C. B. Bezik
                                               Senior Vice President-Finance and
                                               Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number                                Exhibit
------                -------------------------------------------------------                       ----------

   27                 Consolidated Financial Data Schedule submitted for                                   -
                      Securities and Exchange Commission information
                      only

   99(a)              Cleveland-Cliffs Inc News Release published on                                 Filed
                      July 13, 1999, with respect to the election of two                             Herewith
                      new Board members, Mr. Ranko Cucuz and
                      Mr. Anthony A. Massaro

   99(b)              Cleveland-Cliffs Inc News Release published on                                 Filed
                      July 21, 1999, with respect to 1999 second quarter                             Herewith
                      earnings