Form 10-Q
period 1999-09-30
CLEVELAND CLIFFS INC
filed 1999-10-27
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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


As of October 14, 1999, there were 11,053,349 Common Shares (par value $1.00 per share) outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME

                                                                 (In Millions, Except Per Share Amounts)
                                                      -------------------------------------------------------------
                                                              Three Months                      Nine Months
                                                           Ended September 30               Ended September 30
                                                      ----------------------------     ----------------------------
                                                          1999             1998            1999             1998
                                                      -----------      -----------     -----------      -----------
REVENUES
     Product sales and services                       $      80.2      $     158.1     $     176.7      $     328.5
     Royalties and management fees                           10.3             15.5            33.0             36.8
                                                      -----------      -----------     -----------      -----------
         Total Operating Revenues                            90.5            173.6           209.7            365.3
     Interest income                                           .5              1.5             2.4              3.7
     Other income                                              .8              1.1             2.6              3.3
                                                      -----------      -----------     -----------      -----------
         Total Revenues                                      91.8            176.2           214.7            372.3

COSTS AND EXPENSES
     Cost of goods sold and operating expenses              100.3            141.1           191.0            298.8
     Administrative, selling and general expenses             3.3              3.4            11.2             13.0
     Interest expense                                         1.2               .1             2.4               .4
     Other expenses                                           3.5              4.4            12.3              9.4
                                                      -----------      -----------     -----------      -----------
         Total Costs and Expenses                           108.3            149.0           216.9            321.6
                                                      -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (16.5)            27.2            (2.2)            50.7

INCOME TAXES (CREDIT)                                        (5.8)             7.1            (2.0)            13.2

                                                      -----------      -----------     -----------      -----------
NET INCOME (LOSS)                                     $     (10.7)     $      20.1     $       (.2)     $      37.5
                                                      ===========      ===========     ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                            $      (.96)     $      1.80     $      (.02)     $      3.33
     Diluted                                          $      (.96)     $      1.78     $      (.02)     $      3.30

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
     Basic                                                 11,112           11,207          11,160           11,286
     Diluted                                               11,112           11,264          11,160           11,363

DIVIDENDS PER COMMON SHARE                            $      .375      $      .375     $     1.125      $     1.075



See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION


                                                                      (In Millions)
                                                                -------------------------
                                                                September 30  December 31
                                                                    1999         1998
                                                                ------------  -----------
                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $  33.1      $ 130.3
     Accounts receivable - net                                       47.0         58.8
     Inventories
         Iron ore                                                   112.4         43.4
         Supplies and other                                          14.2         16.2
                                                                  -------      -------
                                                                    126.6         59.6
     Deferred income taxes                                           10.5          5.1
     Other                                                            5.9          6.1
                                                                  -------      -------
             TOTAL CURRENT ASSETS                                   223.1        259.9

PROPERTIES                                                          222.2        210.9
     Allowances for depreciation and depletion                      (68.1)       (60.9)
                                                                  -------      -------
             TOTAL PROPERTIES                                       154.1        150.0

INVESTMENTS IN ASSOCIATED COMPANIES                                 229.2        235.4

OTHER ASSETS
     Prepaid pensions                                                40.4         40.0
     Miscellaneous                                                   41.8         38.2
                                                                  -------      -------
             TOTAL OTHER ASSETS                                      82.2         78.2
                                                                  -------      -------
             TOTAL ASSETS                                         $ 688.6      $ 723.5
                                                                  =======      =======


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                               $  77.1      $  89.2
LONG-TERM DEBT                                                       70.0         70.0
POSTEMPLOYMENT BENEFIT LIABILITIES                                   65.7         70.5
OTHER LIABILITIES                                                    57.1         56.2
SHAREHOLDERS' EQUITY
     Preferred Stock
         Class A - no par value
             Authorized - 500,000 shares; Issued - none                --           --
         Class B - no par value
             Authorized - 4,000,000 shares; Issued - none              --           --
     Common Shares - par value $1 a share
         Authorized - 28,000,000 shares;
         Issued - 16,827,941 shares                                  16.8         16.8
     Capital in excess of par value of shares                        67.6         70.9
     Retained income                                                500.4        513.2
     Accumulated other comprehensive loss, net of tax                (4.5)        (4.3)
     Cost of 5,774,592 Common Shares in treasury
         (1998 - 5,677,287 shares)                                 (159.5)      (155.9)
     Unearned compensation                                           (2.1)        (3.1)
                                                                  -------      -------
             TOTAL SHAREHOLDERS' EQUITY                             418.7        437.6
                                                                  -------      -------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 688.6      $ 723.5
                                                                  =======      =======


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES


                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                          (In Millions,
                                                                        Brackets Indicate
                                                                         Cash Decrease)
                                                                        Nine Months Ended
                                                                          September 30
                                                                      --------------------
                                                                        1999         1998
                                                                      -------      -------
OPERATING ACTIVITIES
     Net income (loss)                                                $   (.2)     $  37.5
     Depreciation and amortization:
         Consolidated                                                     7.2          6.4
         Share of associated companies                                    9.1          9.4
     Provision for deferred income taxes                                 (1.1)         5.6
     Other                                                                2.1         (1.7)
                                                                      -------      -------
         Total before changes in operating assets and liabilities        17.1         57.2
     Changes in operating assets and liabilities                        (71.7)         2.4
                                                                      -------      -------
         Net cash from (used by) operating activities                   (54.6)        59.6

INVESTING ACTIVITIES
     Purchase of property, plant and equipment:
         Consolidated                                                   (12.2)       (18.8)
         Share of associated companies                                   (4.0)        (8.1)
     Investment in Cliffs and Associates Limited                         (3.0)       (10.8)
     Other                                                               (5.6)         1.3
                                                                      -------      -------
         Net cash (used by) investing activities                        (24.8)       (36.4)

FINANCING ACTIVITIES
     Dividends                                                          (12.6)       (12.1)
     Repurchases of Common Shares                                        (5.2)       (11.5)
                                                                      -------      -------
         Net cash (used by) financing activities                        (17.8)       (23.6)
                                                                      -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (97.2)         (.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        130.3        115.9
                                                                      -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  33.1      $ 115.5
                                                                      =======      =======




See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




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

NOTE C - ENVIRONMENTAL RESERVES

         At September 30, 1999, the Company had an environmental reserve, including its share of ventures, of $21.1 million, of which $1.8 million was classified as current. The reserve includes the Company's obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation.

NOTE D - COMPREHENSIVE INCOME

                                                         (In Millions)
                                        ----------------------------------------------
                                            Third Quarter           First Nine Months
                                        --------------------      --------------------
                                          1999         1998         1999         1998
                                        -------      -------      -------      -------
Net Income (Loss)                       $ (10.7)     $  20.1      $   (.2)     $  37.5
Other Comprehensive Income -
    Unrealized (Loss) on Securities         (.6)        (1.9)         (.2)        (2.1)
                                        -------      -------      -------      -------
Comprehensive Income (Loss)             $ (11.3)     $  18.2      $   (.4)     $  35.4
                                        =======      =======      =======      =======

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

                                                                 (In Millions)
                                           --------------------------------------------------------
                                            Iron       Ferrous    Segments             Consolidated
                                             Ore      Metallics     Total       Other      Total
                                           ------     ---------   --------     ------  ------------
Third Quarter 1999
Sales and services to external customers   $ 80.2      $           $ 80.2      $          $ 80.2

Royalties and management fees                10.3                    10.3                   10.3
                                           ------      ------      ------      ------     ------
   Total operating revenues                  90.5                    90.5                   90.5
                                           ======      ======      ======      ======     ======

Income (loss) before taxes                  (10.4)       (2.9)      (13.3)       (3.2)     (16.5)
Equity (loss)*                                           (2.4)       (2.4)                  (2.4)
Investments in equity method investees      151.3        77.9       229.2                  229.2
Other identifiable assets                   427.8         6.7       434.5        24.9      459.4
                                           ------      ------      ------      ------     ------
   Total assets                             579.1        84.6       663.7        24.9      688.6
                                           ======      ======      ======      ======     ======

                                                                 (In Millions)
                                           --------------------------------------------------------
                                            Iron       Ferrous    Segments             Consolidated
                                             Ore      Metallics     Total       Other      Total
                                           ------     ---------   --------     ------  ------------
Third Quarter 1998
Sales and services to external customers   $158.1      $           $158.1      $          $158.1
Royalties and management fees                15.5                    15.5                   15.5
                                           ------      ------      ------      ------     ------
   Total operating revenues                 173.6                   173.6                  173.6
                                           ======      ======      ======      ======     ======

Income (loss) before taxes                   29.9        (1.2)       28.7        (1.5)      27.2
Equity (loss)*                                            (.4)        (.4)                   (.4)
Investments in equity method investees      155.8        70.0       225.8                  225.8
Other identifiable assets                   462.7          .5       463.2        13.6      476.8
                                           ------      ------      ------      ------     ------

   Total assets                             618.5        70.5       689.0        13.6      702.6
                                           ======      ======      ======      ======     ======


                                                                   (In Millions)
                                             -------------------------------------------------------
                                              Iron      Ferrous    Segments             Consolidated
                                               Ore     Metallics     Total       Other      Total
                                             ------    ---------   --------     ------  ------------
First Nine Months 1999
Sales and services to external customers     $176.7     $           $176.7      $          $176.7
Royalties and management fees                  33.0                   33.0                   33.0
                                             ------     ------      ------      ------     ------
   Total operating revenues                   209.7                  209.7                  209.7
                                             ======     ======      ======      ======     ======


Income (loss) before taxes                     15.9       (8.2)        7.7        (9.9)      (2.2)
Equity (loss)*                                            (5.8)       (5.8)                  (5.8)


                                                                   (In Millions)
                                             -------------------------------------------------------
                                              Iron      Ferrous    Segments             Consolidated
                                               Ore     Metallics     Total       Other      Total
                                             ------    ---------   --------     ------  ------------
First Nine Months 1998
Sales and services to external customers     $328.5     $           $328.5      $          $328.5
Royalties and management fees                  36.8                   36.8                   36.8
                                             ------     ------      ------      ------     ------
   Total operating revenues                   365.3                  365.3                  365.3
                                             ======     ======      ======      ======     ======


Income (loss) before taxes                     62.8       (3.7)       59.1        (8.4)      50.7
Equity (loss)*                                            (1.5)       (1.5)                  (1.5)

*   Included in income (loss) before taxes.

NOTE F  -  COST OF GOODS SOLD ADJUSTMENTS

         The third quarter and the first nine months of 1999 cost of goods sold and operating expenses include approximately $25 million of fixed costs relating to production curtailments by the Company, which were undertaken to reduce inventory levels. This was partially offset by favorable adjustments, recorded mainly in the first quarter, of approximately $7 million primarily related to recoveries of prior years' state taxes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                           OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS - 1999 AND 1998

         Net losses were $10.7 million, or $.96 per share (all per share results are "per diluted share" unless stated otherwise) in the third quarter, and $.2 million, or $.02 per share in the first nine months. In 1998, third quarter earnings were $20.1 million, or $1.78 per share, and first nine months earnings were $37.5 million, or $3.30 per share.

         The $30.8 million decrease in third quarter earnings and $37.7 million decrease in nine month results were primarily due to production curtailments, which were undertaken to reduce inventory levels because of lower sales volume. Year-to-date sales volume in 1999 was adversely affected by the extended shutdown of a large customer's blast furnaces due to a power plant explosion and significant imports of unfairly traded steel. Included in third quarter and nine months cost of goods sold and operating expenses is approximately $25 million of fixed costs related to the production curtailments. This was partially offset by favorable adjustments, recorded mainly in the first quarter, of $7 million, primarily related to recoveries of prior years' state taxes. Lower price realization and reduced royalty and management fee income also contributed to the decrease in results.

         Pellet sales in the third quarter of 1999 were 2.3 million tons versus
4.4 million tons in 1998. Pellet sales were 5.0 million tons in the first nine months, 4.0 million tons below 1998 nine-month sales of 9.0 million tons.

         Costs of ferrous metallics activities, which are included in other expenses, were $2.9 million in the third quarter and $8.2 million in the first nine months. Comparable costs in 1998 were $1.2 million in the third quarter and $3.7 million in the first nine months. The 1999 costs include the Company's share of the start-up expenses of the joint venture plant in Trinidad and Tobago of $2.4 million in the third quarter and $5.8 million in the first nine months compared to $.4 million and $1.5 million in the third quarter and first nine months of 1998, respectively.

         Interest expense increased in the third quarter and the first nine months of 1999 versus 1998 due to the absence of capitalized interest during construction of the hot briquetted iron plant in Trinidad and Tobago. "Mechanical completion" of the plant occurred on April 7, 1999. Interest income declined for the quarter and year-to-date compared to last year reflecting lower cash balances, resulting from higher product inventory levels.

         Tax credits recorded in the third quarter and first nine months reflected the benefit of percentage depletion and other permanent tax differences.

CASH FLOW AND LIQUIDITY

         At September 30, 1999, the Company had cash and cash equivalents of $33.1 million compared to $130.3 million at December 31, 1998 and $115.5 million at September 30, 1998. In the first nine months of 1999, cash and cash equivalents decreased $97.2 million, primarily due to increased working capital, $71.7 million, capital and project expenditures, $24.8 million, dividends, $12.6 million, and common share repurchases, $5.2 million, partially offset by cash flow from operations, $17.1 million. The $71.7 million increase in working capital was primarily due to higher pellet inventory, $68.4 million.

         Pellet inventory, which was $111.8 million at September 30, 1999, is expected to be reduced in the fourth quarter to a level comparable to year-end 1998.

NORTH AMERICAN IRON ORE

         Rouge Industries, Inc., a major customer of the Company, incurred an extended shutdown of its blast furnaces due to an explosion on February 1 at a power generating facility that supplies Rouge. The Company is pursuing a business interruption claim under its property insurance program, which would partially mitigate the earnings impact of lost pellet sales to Rouge.

         As a result of the extended shutdown of Rouge and significant imports of unfairly traded steel, especially semi-finished steel, year-to-date sales volume was adversely affected. Full year 1999 sales are expected to be about 8.7 million tons as compared to the record sales of 12.1 million tons in 1998.

         The Company's managed mines are expected to produce 36.6 million tons in 1999 as compared to 40.3 million tons in 1998. First nine months production in 1999 was 26.9 million tons down from 30.2 million tons in 1998, and third quarter production was 6.8 million tons in 1999 versus 10.8 million tons in 1998. The Company's share of 1999 production was 7.1 million tons through nine months and 1.4 million tons in the quarter versus 8.4 million tons and 3.0 million tons in the respective periods of 1998.

         Pellet inventory increased substantially in the first half of the year pending the settlement of labor contracts on July 31. After the successful completion of labor negotiations, production curtailments were implemented for the second half of 1999. The schedule of production curtailments by mine was:

                                                Shutdown             Restart              Shutdown
                                                  Date                 Date                 Days
                                                --------             -------              --------
                  Empire Mine                    Sept. 3             Oct. 17                 42
                  Hibbing Mine                   Aug. 8              Sept. 11                34
                  Tilden Mine                    Aug. 2              Oct. 17                 75
                  Wabush Mines                   Aug. 2              Sept. 5                 34

In addition, the small pelletizing line at Northshore was taken down in mid-July and is not scheduled to return to production until the end of the year. Although production curtailments largely occurred in the third quarter, the Company has estimated that fourth quarter fixed costs related to curtailments will approximate $10 million.

         New five-year labor agreements between the United Steelworkers of America (USWA) and the Empire, Hibbing, and Tilden Mines were ratified by the union membership in August. The agreements, which were patterned after agreements negotiated earlier by major steel companies, provide employees with improvements in pensions, wages, and other benefits. The agreements also commit the mines and the union to jointly seek operating cost improvements. LTV Steel Mining Company, in separate negotiations, also entered into a new five-year pattern agreement with the USWA. The Wabush Mine in Canada settled on a new five-year contract in July.

         Capital additions and replacements at the six mining ventures and supporting operations in North America are expected to total approximately $52 million in 1999, with the Company's share approximately $24 million ($16 million through September 30). The Company's share of expenditures in the fourth quarter of 1999 is expected to total approximately $8 million, which will be funded from current operations.

FERROUS METALLICS

         In the third quarter, Cliffs and Associates Limited (a joint venture with Company ownership of 46.5 percent) produced a modest quantity of hot briquetted iron at its plant in Trinidad and Tobago. While the plant has experienced numerous mechanical problems during the start-up process, the Company remains confident in the Circored(R) process technology and expects to have the plant operational by the end of 1999. The briquettes meet most of the expected quality specifications, including metallization of 93 percent. The Company expects that the plant will be able to produce at least 400,000 metric tons in 2000. The demand for ferrous metallics products, including CIRCAL(TM) briquettes, has improved primarily as a result of higher operating rates at steel plants utilizing electric arc furnaces.

         Project capital expenditures through September 30, 1999 were $157.2 million (Company share - $73.1 million). The current estimate for total project capital expenditures of $165 million (Company share - $77 million) includes the settlement of disputed suppliers' claims, on which tentative agreements were reached in the third quarter.

STRATEGIC INVESTMENTS

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

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at September 30, 1999, was estimated at $65.0 million based on a discounted cash flow analysis and estimates of current borrowing rates.

         In September, 1999, the Company announced the expansion of its share repurchase program to 2.0 million shares, an increase of 500,000 shares from its previous authorization. Under the program, the Company had repurchased 1,298,775 shares at a total cost of $51.9 million at September 30, 1999.

         Following is a summary of common shares outstanding:

                                                   1999               1998                1997
                                                   ----               ----                ----
                  March 31                      11,209,734         11,344,605          11,377,322
                  June 30                       11,211,376         11,322,047          11,374,448
                  September 30                  11,053,349         11,148,453          11,379,357
                  December 31                                      11,150,654          11,308,914

YEAR 2000 TECHNOLOGY

         Year 2000 compliance, a major business priority of the Company over the past two and one-half years, is near completion. The Company-wide Year 2000 Compliance Program ("Compliance Program") includes a dedicated team headed by a Project Executive, with representation from Internal Control, Information Technology, Process Control, and functional project leaders from the Company's ventures. Additionally, two outside engineering firms and one information technology service firm were utilized to support and assist in process control compliance activities. The status of the Compliance Program continues to be reported regularly to the Year 2000 Compliance Steering Committee, consisting of the Chief Executive Officer and other Officers of the Company, and to the Company's Board of Directors.

         The Compliance Program was divided into five phases: 1) inventory, 2) assessment, 3) renovation, 4) unit testing, and 5) system integration testing. The inventory, assessment, renovation and unit testing phases were substantially completed in 1998. Renovation and unit testing of critical items (impacting production, safety or quality) are essentially complete with minor delays attributable to availability of manufacturers' support personnel and hardware/software upgrades. The percentage of completion of unit testing at operational locations ranges from 95 to 100 percent. System integration testing has been substantially completed for operating locations.

         A substantial portion of Year 2000 information technology compliance has been achieved as a result of the Company's Information Technology Plan ("IT Plan"). The IT Plan, initiated in 1996, involved the implementation of a purchased, mining-based, Year 2000 compliant, software suite to replace legacy programs for operations and administrative mainframe systems servicing most domestic locations. In addition to avoiding Year 2000 problems, the IT Plan resulted in improved system and operating effectiveness. Implementation was achieved at the Michigan mines in the first quarter of 1999, and at the Minnesota mines in the second quarter of 1999. Implementation at the corporate office and central service locations was achieved in the third quarter of 1999. Year 2000 compliance of the new software suite is expected to be confirmed in the fourth quarter upon completion of system integration testing. The Company charged to operations current state assessment, process re-engineering, and training costs associated with the IT Plan.

         For legacy programs and locations not included in the IT Plan, modifications and/or replacement of existing programs for achieving Year 2000 compliance were completed at a cost of $1.1 million.

         In addition to addressing software legacy program issues, the Compliance Program has addressed the impact of the date change on the Company's mainframe computer system, technical infrastructure, end user-computing, process control systems, environmental and safety monitoring, and security and access systems. Emphasis has been placed on those systems which affect production, quality or safety. The Company has completed internal audits at various operations to verify that progress is on schedule toward timely completion of the Compliance Program. The incremental expense of achieving Year 2000 compliance on systems not covered by the IT Plan and other software legacy programs is estimated to be $4.4 million for the Company and its ventures.

         Following is a summary of the Year 2000 total project compliance cost and project cost incurred to date:

                                                     (In Millions)
                                       -----------------------------------------
                                       September 30, 1999       Total Project
                                       ------------------    -------------------
                                       Company's             Company's
                                         Share      Total      Share       Total
                                       ---------    -----    ---------     -----
IT Plan:
   Capital                               $15.2      $16.3      $16.9*      $18.0
   Operating                               1.7        5.9        2.0         7.0
                                         -----      -----      -----       -----
     Total IT Plan                        16.9       22.2       18.9        25.0
Other**                                    1.7        4.3        2.2         5.5
                                         -----      -----      -----       -----
     Total                               $18.6      $26.5      $21.1       $30.5
                                         =====      =====      =====       =====

          *   Includes amounts reimbursable by mining ventures of $14.3 million.

         ** Includes charges for legacy software not covered by the IT Plan, hardware, process control systems, environmental and safety monitoring, etc.

         The Company has sent Year 2000 compliance questionnaires to 305 of its major suppliers and customers as part of the Year 2000 readiness program. Of these, 44 vendors have been identified as critical and on site assessments have been performed, with vendor assessments classified as "low risk" and the remaining vendors classified as "medium risk". Follow-up assessments for medium risk vendors are in progress.

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

         The Company has developed specific contingency plans at each location to mitigate Year 2000 compliance failures of the Company or any of its key suppliers or customers. The contingency plans involve specific actions designed to maintain employee safety, production and quality. The contingency plans include a range of actions, including low technology or manual alternatives to current automated processes. Alternatives for key suppliers have been identified, and, where alternative suppliers do not exist, other actions (e.g., increased inventory) are planned. While focused on continuing production, by necessity the plans include procedures for reducing production or orderly temporary suspension of operations, if required to protect employees, property and the environment. Contingency plans, although considered complete, will continue to be refined throughout 1999, incorporating assessments of areas where risk is greatest.

         The Company expects to be Year 2000 compliant; however, statements with regard to such expectations are subject to various risk factors which may materially affect the Company's Year 2000 compliance efforts. Risk factors include availability of trained personnel, ability to detect, locate and correct system codes, evaluation of the wide variety of IT software and hardware, failure of software vendors to deliver upgrades or make repairs as promised, and failure of key vendors to become compliant. Although the Company has taken actions that it believes are appropriate and reasonable to determine the readiness of third parties, it must in part rely on third party representations. The Company is attempting to reduce these risks and others by utilizing an organized approach, conducting audits and extensive testing, identifying alternative sources of supply, and other contingency plans.

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

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits - Refer to Exhibit Index on page 17.

         (b) During the quarter for which this 10-Q Report is filed, the Company filed two Current Reports on Form 8-K, one dated August 1, 1999 and the other dated September 14, 1999, both covering information reported under ITEM 5. OTHER EVENTS. There were no financial statements filed as part of the Current Reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLEVELAND-CLIFFS INC

Date    October 27, 1999                By /s/ C. B. Bezik
    ------------------------                   ---------------------------------
                                               C. B. Bezik
                                               Senior Vice President-Finance and
                                               Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                             Exhibit
------                             -------                              --------
 27           Consolidated Financial Data Schedule submitted for           -
              Securities and Exchange Commission information
              only

 99(a)        Cleveland-Cliffs Inc News Release published on            Filed
              October 20, 1999, with respect to third quarter           Herewith
              1999 loss