Form 10-K405
period 1999-12-31
CLEVELAND CLIFFS INC
filed 2000-03-16
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999
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
Registrant’s telephone number, including area code: (216) 694-5700
_____________________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares — par value $1.00 per share	New York Stock Exchange and Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X        NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 1, 2000, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $24.125 per share as reported on the New York Stock Exchange - Composite Index was $246,437,285 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

      The number of shares outstanding of the registrant’s $1.00 par value common stock was 10,665,756 as of March 1, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of registrant’s 1999 Annual Report to Shareholders are filed as Exhibits 13(a) through 13(j) and are incorporated by reference into Parts I, II and IV.

2.	Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 9, 2000 are incorporated by reference into Part III.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

INTRODUCTION

      Cleveland-Cliffs Inc (including its consolidated subsidiaries, the “Company”) is the successor to business enterprises whose beginnings can be traced to earlier than 1850. The Company’s headquarters are at 1100 Superior Avenue, Cleveland, Ohio 44114-2589, and its telephone number is (216) 694-5700.

BUSINESS

      The Company has two business segments offering differing iron products and services to the steel industry, with iron ore being the Company’s dominant segment and ferrous metallics being the other segment. The ferrous metallics segment consists of a hot briquetted iron venture project located in Trinidad and Tobago and other developmental activities. The Company is pursuing additional investment opportunities, domestically and internationally, to broaden its scope as a supplier of iron units to the steel industry, including investments in iron ore pellet or ferrous metallics facilities.

Iron Ore

      The Company owns, directly or indirectly, three major iron ore operating subsidiaries, The Cleveland-Cliffs Iron Company (“CCIC”), Cliffs Mining Company (“CMC”) and Northshore Mining Company (“Northshore”). CCIC and CMC hold interests in various independent iron ore mining ventures (“mining ventures”) and act as managing agents. The operations of Northshore are entirely owned by the Company. Collectively, CCIC, CMC and Northshore manage and own interests in mines; sell iron ore pellets; control, develop, and lease reserves to mine owners; and provide ancillary services to the mines. The operations of each mine are independent of the other mines. Iron ore production activities are conducted in the United States and Canada. Iron ore is marketed by the subsidiaries in the United States, Canada, and Europe.

      For information on the iron ore business, including royalties and management fees for the years 1997-1999, see Note 2 in the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report to Security Holders for the year ended December 31, 1999, which Note 2 is contained in Exhibit 13(g) and incorporated herein by reference and made a part hereof.

      For information concerning operations of the Company, see material under the heading “Summary of Financial and Other Statistical Data” in the Company’s Annual Report to Security Holders for the year ended December 31, 1999, which Summary of Financial and Other Statistical Data is contained in Exhibit 13(j) and incorporated herein by reference and made a part hereof.

      CCIC owns or holds long-term leasehold interests in active North American properties containing an estimated 1.5 billion tons of crude iron ore reserves (approximately 486 million tons of equivalent standard iron ore pellets). CCIC, CMC and Northshore manage six active mines in North America with a total rated annual capacity of 41.6 million tons and own equity interests in five of these mines (see Table on page 4).

      CCIC, CMC and Northshore’s United States properties include two active open-pit mines and pellet plants, on the Marquette Range of the Upper Peninsula of Michigan, and three active open-pit mines and pellet plants on the Mesabi Range in Minnesota. CMC acts only in the capacity of manager at one of the Mesabi Range facilities. Two railroads, one of which is 99.5% owned by a subsidiary of the Company, link the Marquette Range with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, pellets are transported by rail to shiploading ports at Superior, Wisconsin and Taconite Harbor, Minnesota. At Northshore, crude ore is shipped by rail from the mine to processing facilities at Silver Bay, Minnesota, also the upper lakes port of shipment. In addition, in Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At Wabush Mines, concentrates are shipped by rail from the Scully Mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

      CCIC leases or subleases its reserves to certain mining ventures which pay royalties to CCIC on such reserves based on the tonnage and the iron content of iron ore produced. The royalty rates on leased or subleased reserves are subject to periodic adjustments based on changes in the Bureau of Labor Statistics producer price index for all commodities or on certain iron ore and steel price indices. The mining ventures, except for LTV Steel Mining Company which is wholly-owned by LTV Steel Company, include as participants CCIC or CMC and steel producers (who are “participants” either directly or through subsidiaries).

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

      With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 15% to 40% (see Table on page 4). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC’s share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price adjustment provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 1999, the North American mines produced 36.2 million tons of iron ore compared to 40.3 million tons in 1998 of which the Company’s share was 8.8 million tons versus 11.4 million tons in 1998. The decrease was mainly due to production curtailments which were undertaken to reduce inventory levels because of lower Company sales volume. The Company and its steel company participants have elected to begin year 2000 operating the mines at capacity levels.

      Cliffs Minnesota Minerals Company, a subsidiary of the Company, owns an iron ore operation (Northshore) and power plant (Silver Bay Power Company (“Silver Bay Power”)) in Minnesota with 4.3 million annual tons of active capacity for production of standard and flux pellets (equivalent to 4.8 million tons of standard pellet capacity), supported by a 115 megawatt power generation plant, and an estimated 1.1 billion tons of magnetite crude iron ore reserves (approximately 351 million tons of equivalent standard iron ore pellets) leased mainly from the Mesabi Trust. Production in 1999 was 3.9 million tons of standard and flux pellets.

      On September 29, 1998, Acme Metals Incorporated and its wholly-owned subsidiary Acme Steel Company (“Acme”) petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. Acme is a partner in the Company’s managed Wabush Mines and the Company has a multi-year pellet sales contract to supply Acme iron ore pellets. At the time of the bankruptcy filing, the Company had a receivable from Acme of $1.2 million, which has been fully provided for in the allowance for doubtful accounts. Since Acme’s bankruptcy filing, Acme has continued its ongoing commercial relationship with Wabush Mines and the Company. Pellet sales by the Company to Acme in 1999 represented less than 8% of the Company’s total sales volume.

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

		Company's	Current
		Current	Pellet Production			Current	Operating	Implied
		Operating				Annual	Continuously	Exhaustion
Name and Location	Type of Ore	Interest	1997	1998	1999	Capacity	Since	Date(1)

			(Tons in Thousands)(2)

Mining Ventures

Michigan

Marquette Range

• Empire Iron Mining

Partnership (3)	Magnetite	22.56%	8,353	8,114	7,102	8,000	1963	2019

• Tilden Mining	Hematite and

Company L.C.(3)	Magnetite	40.00%	6,016	6,891	6,163	7,800 (4)	1974	2041

Minnesota

Mesabi Range

• Hibbing Taconite

Joint Venture (5)	Magnetite	15.00%	7,670	7,777	6,849	8,000	1976	2029

• LTV Steel Mining

Company (5)	Magnetite	0.00%	7,709	7,108	6,984	7,500	1957	2053

Canada

• Wabush Mines

(Newfoundland and	Specular

Quebec) (5)	Hematite	22.78%	5,581	6,009	5,232	6,000	1965	2042

Wholly-Owned Entities

Minnesota

Mesabi Range

• Northshore Mining

Company	Magnetite	100.00%	4,245	4,353	3,867	4,300 (6)	1989	2081

TOTAL			39,574	40,252	36,197	41,600

(1)	Based on full production at current annual capacity without regard to economic feasibility.

(2)	Tons are long tons of 2,240 pounds.

(3)	CCIC receives royalties and management fees.

(4)	Expenditures in 1998 increased capacity to 7.8 million tons for 1999. The predominant ore reserves are hematite.

(5)	CMC receives no royalty payments with respect to such mine, but does receive management fees.

(6)	Northshore can produce 4.8 million tons of standard pellets.

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

      PRODUCTION AND SALES INFORMATION. The Company’s sales are subject to or influenced by seasonal factors in the first quarter of the year, as the shipments and sale of iron ore are restricted by weather conditions.

      The Company’s managed capacity is approximately 41.6 million tons, or 46% of total pellet capacity in North America, and the Company’s annual North American pellet sales capacity in 1999 was 11.8 million tons. In 1999, the Company produced 8.8 million tons of pellets in North America for its own account.

      In 1999, the Company produced 27.4 million gross tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Algoma Steel Company, Bethlehem Steel Corporation, Ispat Inland Inc., LTV Steel Company and Stelco Inc., aggregated 24.3 million gross tons, or 89%. The largest such participant accounted for 31% of such production.

      During 1999, 100% of the Company’s sales of iron ore and pellets, that were produced in the United States and Canada for its own account or purchased from others, were to 12 U.S., Canadian and European iron and steel manufacturing companies.

      In 1999, AK Steel Company, Weirton Steel Company, and WCI Steel Company, directly and indirectly accounted for 19%, 19%, and 10%, respectively, of total revenues.

      During 1999, the Company negotiated replacement or extension of sales agreements with Acme, AK Steel Company and WCI Steel Company for periods of up to five years representing 3.5 to 4.0 million tons in total per year. No major multi-year contracts are due to expire before December 31, 2002.

      RAIL TRANSPORTATION. The Company, through a wholly-owned subsidiary, owns a 99.5% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 1999, 80% of the railroad’s revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad’s rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

Ferrous Metallics

      Cliffs and Associates Limited, a joint venture in Trinidad and Tobago, has completed construction of a facility to produce premium quality hot-briquetted iron (“HBI”) to be marketed to the steel industry. The venture’s participants, through subsidiaries, include the Company, 46.5 percent; The LTV Corporation, 46.5 percent; and Lurgi AG of Germany, 7.0 percent, with the Company acting as manager and sales agent. Project capital expenditures through December 31, 1999 were $165.2 million (Company share — $76.8 million). No project financing has been used during construction. At design, the facility is expected to produce 500,000 metric tons annually. The HBI facility has produced sufficient reduced iron to demonstrate that the Circored® process technology will yield a product that meets the quality specifications that were expected, including high metalization rates. Sustained levels of briquette production have not yet been achieved due to an extended start-up curve, which has delayed the introduction of CIRCAL™ briquettes into the market. The Company remains confident in the eventual success of the facility.

      The Company is investigating additional investment opportunities in the ferrous metallics business that could be developed, including strategic alliances or joint ventures. The Company is studying the feasibility of an investment in a plant at the Company’s Northshore Mine that would produce “pig iron” from North American iron ore with coal as the reductant. Markets for the product would be primarily electric furnaces and foundries.

CREDIT AGREEMENT AND SENIOR NOTES

      In 1995, the Company entered into a Credit Agreement with Chemical Bank (now Chase Manhattan Bank), as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans. The Credit Agreement was amended at various times to reduce interest rates and fees and extend the expiration date currently to May 31, 2003. Interest on borrowings will be based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. There were no borrowings under the revolving credit facility.

      In 1995, the Company placed privately with a group of institutional lenders $70 million 7% Senior Notes, due December 15, 2005.

COMPETITION

      The iron ore mines, which the Company’s subsidiaries operate in North America and Canada, produce various grades of iron ore which are marketed in the United States, Canada, and Europe. In North America, the Company is in competition with several iron ore producers, including Iron Ore Company of Canada, Quebec Cartier Mining Company, and Evtac Mining Company, as well as other steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. Significant amounts of iron ore have, since the early 1980s, been shipped to the United

States from Venezuela and Brazil in competition with iron ore produced by the Company. In 1999, the Company experienced increased competition from South American iron ores.

      Other competitive forces have effectively become large factors in the iron ore business. With respect to a significant portion of steelmaking in North America, electric furnaces built by “minimills” have replaced the use of iron ore pellets with scrap metal in the steelmaking process. Imported steel slabs also replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors also effectively competes with the Company’s iron ore pellets. In 1999, imported steel, and particularly imported slabs, had a significant impact on steelmaking in the United States, which has adversely affected the demand for iron ore pellets.

      The HBI from the Cliffs and Associates Limited joint venture in Trinidad in which the Company has an interest, is in competition with other direct reduced iron products (produced both domestically and internationally), other scrap substitutes, premium grade scrap and pig iron.

      Competition among the sellers of iron units is predicated upon the usual competitive factors of price, availability of supply, product performance, service and cost to the consumer.

ENVIRONMENT, EMPLOYEES, ENERGY, AND RESEARCH AND DEVELOPMENT

      ENVIRONMENT. In the construction of the Company’s facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company’s commitment to environmental preservation resulted in North American capital expenditures of $5.1 million in 1998 and $4.1 million in 1999. It is estimated that approximately $5.7 million will be spent in 2000 for environmental control facilities.

      The Company received notice in 1983 from the U.S. Environmental Protection Agency (“U.S. EPA”) that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company’s iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 setting forth the selected remedial action plan adopted by the U.S. EPA for the Cliffs-Dow site. The Company and other potentially responsible parties have completed remedial action satisfactory to the U.S. EPA at an estimated total cost of $8 million, of which the Company’s share is $1.7 million. Settlement of U.S. EPA’s oversight cost recovery claim of $.8 million (Company’s share $.2 million) is pending. Upon the advice of counsel, the Company believes it has a right to continued contribution from the other potentially responsible parties for the costs of any further remedial action required at the Cliffs-Dow site.

      The Company has sufficient financial reserves at December 31, 1999 to provide for its expected share of the cost of the remedial actions at the above mentioned site.

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

      EMPLOYEES. As of December 31, 1999, CCIC and CMC and the North American independent mining ventures had 4,948 employees, of which 4,072 were hourly employees. Hourly employees are represented by the United Steelworkers of America (“United Steelworkers”) under collective bargaining agreements. In August 1999, five-year labor agreements were ratified between the Hibbing Taconite, Tilden and Empire Mines and the United Steelworkers covering the period to August 1, 2004. In 1999, a labor agreement was reached with the United Steelworkers covering employees of LTV Steel Mining Company, which agreement expires on August 1, 2004. Also, in 1999, an agreement was entered into with the United Steelworkers covering the employees of Wabush Mines, which expires on March 1, 2004.

      As of December 31, 1999, Northshore had 513 salaried employees, none of whom are represented by a union; Cliffs Reduced Iron Management Company had 3 salaried employees and Cliffs and Associates Limited had 62 salaried employees; Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 256 salaried executive, managerial, administrative and technical employees; and the Lake Superior & Ishpeming Railroad had 165 employees.

      ENERGY. The Empire and Tilden Mines have electric power supply contracts with Wisconsin Electric Power Company which are effective through 2002, with a five year renewal option. The power supply contracts provide for significant cost reductions, an energy price cap and certain power curtailment features.

      Electric power for Hibbing Taconite is supplied by Minnesota Power, Inc. under an agreement which continues to December, 2008. The Agreement provides for significant cost reduction, reduction in certain take-or-pay commitments, and an energy price cap.

      LTV Steel Mining Company is currently generating the majority of its requirements. An interchange agreement with Minnesota Power, Inc. provides backup power and allows sale of excess capacity to the Midwestern Area Power Pool. A new interchange agreement was entered into in January, 2000, effective through October 31, 2005 which agreement contains flexible year-to-year renewals with six-month cancellation notices.

      Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore’s energy requirements, has an interchange agreement with Minnesota Power, Inc. for backup power and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to the year 2011. In 1995, the interchange agreement with Minnesota Power, Inc. was extended to October 31, 2000 to provide additional backup power and other cost-effective services.

      Wabush Mines owns a portion of the Twin Falls Hydro Generation facility which provides power for Wabush’s mining operations in Newfoundland. A twenty year agreement with Newfoundland Power, which agreement continues until December 31, 2014, allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

      The Company has contracts providing for the transport of natural gas for its United States iron ore operations. The Empire and Tilden Mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. Wabush Mines has the capability of burning oil and coke breeze. Hibbing Taconite, Northshore and LTV Steel Mining Company have the capability of burning natural gas and oil. During 1999, the U.S. mines burned natural gas as their primary fuel. Wabush Mines used oil, supplemented with coke breeze.

      Any substantial interruption of operations or substantial price increase resulting from future government regulations or energy taxes, injunctive order, or fuel shortages could be materially adverse to the Company.

      RESEARCH AND DEVELOPMENT. The Company maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new iron-bearing products and improvement of existing products with two research facilities, one located in Hibbing, Minnesota, and one in Ishpeming, Michigan.

ITEM 3. LEGAL PROCEEDINGS.

      The Company and certain of its subsidiaries are involved in various claims and ordinary routine litigation incidental to their businesses, including claims relating to the exposure of asbestos and silica to seamen who sailed on the Great Lakes vessels formerly owned and operated by subsidiaries of the Company. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company continues to monitor its claims and litigation expense, but believes that resolution of currently pending claims and proceedings are unlikely in the aggregate to have a material adverse effect on the Company’s financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Position with the Company
as of March 13, 2000

Name		Age

J. S. Brinzo	Chairman and Chief Executive Officer	58

T. J. O’Neil	President and Chief Operating Officer	59

W. R. Calfee	Executive Vice President-Commercial	53

C. B. Bezik	Senior Vice President-Finance	47

E. C. Dowling	Senior Vice President-Operations	44

J. W. Sanders	Senior Vice President-International Development	57

J. A. Trethewey	Senior Vice President-Operations Services	55

A. S. West	Senior Vice President-Sales and Commercial Planning	63

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

Executive Vice President-Finance, Company, October 1, 1995 to June 30, 1997.

Executive Vice President-Finance and Planning, Company, July 1, 1997 to November 9, 1997.

President and Chief Executive Officer, Company, November 10, 1997 to December 31, 1999.

Chairman and Chief Executive Officer, Company, January 1, 2000 to date.

T. J. O’Neil	Executive Vice President-CCI Operations and Technology, Company, October 1, 1994 to September 30, 1995.

Executive Vice President-Operations, Company, October 1, 1995 to December 31, 1999.

President and Chief Operating Officer, Company, January 1, 2000 to date.

W. R. Calfee	Senior Executive-Commercial, Company, October 1, 1993 to September 30, 1995.

Executive Vice President-Commercial, Company, October 1, 1995 to date.

C. B. Bezik	Treasurer and Director-Financial Planning, Company, October 1, 1994 to September 30, 1995.

Vice President and Treasurer, Company, October 1, 1995 to November 9, 1997.

Senior Vice President-Finance, Company, November 10, 1997 to date.

E. C. Dowling	Senior Vice President-Operations, Cyprus Climax Metals Company, October, 1994 to September, 1996.

Senior Vice President-Director Process Management and Engineering, Cyprus Amax Minerals Company, September, 1996 to April, 1998.

Senior Vice President-Operations, Company, April 15, 1998 to date.

J. W. Sanders	President and Chief Operating Officer, Copper Range Company, July, 1994 to September 30, 1995.

Senior Vice President-Technical, Company, October 1, 1995 to June 30, 1997.

Senior Vice President-International Development, Company, July 1, 1997 to date.

J. A. Trethewey	Vice President-Operations Administration, Company, October 1, 1994 to September 30, 1995.

Vice President-Operations Liaison, Company, October 1, 1995 to June 30, 1997.

Vice President-Operations Services, Company, July 1, 1997 to May 31, 1999.

Senior Vice President-Operations Services, Company, June 1, 1999 to date.

A. S. West	Senior Vice President-Sales, Company, July 1, 1988 to July 31, 1998.

Senior Vice President-Sales and Commercial Planning, Company, August 1, 1998 to date.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company’s Annual Report to Security Holders for the year ended December 31, 1999 contained in the material under the headings, “Common Share Price Performance and Dividends”, “Investor and Corporate Information” and “Summary of Financial and Other Statistical Data”, such information filed as a part hereof as Exhibits 13(h), 13(i) and 13(j), respectively.

ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company’s Annual Report to Security Holders for the year ended December 31, 1999 contained in the material under the heading, “Summary of Financial and Other Statistical Data”, such information filed as a part hereof as Exhibit 13(j).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company’s Annual Report to Security Holders for the year ended December 31, 1999 contained in the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, such information filed as a part hereof as Exhibit 13(a).

ITEM 7. A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company’s Annual Report to Security Holders for the year ended December 31, 1999 contained in the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, such information located on page 32, and filed as a part hereof as Exhibit 13(a).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is incorporated herein by reference and made a part hereof from that portion of the Company’s Annual Report to Security Holders for the year ended December 31, 1999 contained in the material under the headings “Statement of Consolidated Financial Position”, “Statement of Consolidated Income”, “Statement of Consolidated Cash Flows”, “Statement of Consolidated Shareholders’ Equity”, “Notes to Consolidated Financial Statements” and “Quarterly Results of Operations”, such information filed as a part hereof as Exhibits 13(c), 13(d), 13(e), 13(f), 13(g) and 13(h), respectively. Following is the “Report of Independent Auditors”:

This page intentionally left blank for pagination purposes

ITEM 8. Continued

Report of Independent Auditors

Shareholders and Board of Directors
Cleveland-Cliffs Inc

We have audited the statement of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999 listed in the index at item 14(a). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information regarding Directors required to be furnished by this Item will be set forth in the Company’s Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 20, 2000, and is incorporated herein by reference and made a part hereof from the Proxy Statement from the material under the heading “Election of Directors”. The information regarding executive officers required by this item is set forth in Part I hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required to be furnished by this Item will be set forth in the Company’s Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 20, 2000, and is incorporated herein by reference and made a part hereof from the Proxy Statement from the material under the headings “Executive Compensation” (excluding the Compensation Committee Report on Executive Compensation), “Pension Benefits”, and the first five paragraphs under “Agreements and Transactions”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required to be furnished by this Item will be set forth in the Company’s Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 20, 2000, and is incorporated herein by reference and made a part hereof from the Proxy Statement from the material under the heading “Securities Ownership of Management and Certain Other Persons”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required to be furnished by this Item will be set forth in the Company’s Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 20, 2000, and is incorporated herein by reference and made a part hereof from the Proxy Statement from the material contained in footnote (8) to the Summary Compensation Table under the heading “Executive Compensation”.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) (1) and (2)-List of Financial Statements and Financial Statement Schedules.

      The following consolidated financial statements of the Company, included in the Annual Report to Security Holders for the year ended December 31, 1999, are incorporated by reference in Item 8:

      Statement of Consolidated Financial Position —
            December 31, 1999 and 1998

      Statement of Consolidated Income — Years ended
            December 31, 1999, 1998 and 1997

      Statement of Consolidated Cash Flows — Years ended
            December 31, 1999, 1998 and 1997

      Statement of Consolidated Shareholders’ Equity — Years ended
            December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

            The following consolidated financial statement schedule of the Company is included herein in Item 14(d) and attached as Exhibit 99(a).

            Schedule II — Valuation and Qualifying accounts

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            (3) List of Exhibits — Refer to Exhibit Index on pages 17-24 which is incorporated herein by reference.

      (b) Two reports on Form 8-K were filed in the fourth quarter of 1999: (1) Form 8-K, dated December 28, 1999, covering a Company News Release published on December 22, 1999 with respect to senior management changes to be effective January 1, 2000; and (2) Form 8-K, dated December 30, 1999, covering a Company News Release published on December 28, 1999 with respect to Outlook for 2000.

      (c) Exhibits listed in Item 14(a)(3) above are included on pages 25-63.

      (d) The schedule listed above in Item 14(a)(1) and (2) is attached as Exhibit 99(a) incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By: /s/ Cynthia B. Bezik
      ———————————
Cynthia B. Bezik
Senior Vice President — Finance
Date: March 16, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

J. S. Brinzo	Chairman and Chief Executive Officer and Principal Executive Officer and Director	March 16, 2000

C. B. Bezik	Senior Vice President- Finance and Principal Financial Officer	March 16, 2000

R. J. Leroux	Controller and Principal Accounting Officer	March 16, 2000

J. D. Ireland, III	Director	March 16, 2000

G. F. Joklik	Director	March 16, 2000

L. L. Kanuk	Director	March 16, 2000

A. A. Massaro	Director	March 16, 2000

F. R. McAllister	Director	March 16, 2000

J. C. Morley	Director	March 16, 2000

S. B. Oresman	Director	March 16, 2000

A. Schwartz	Director	March 16, 2000

By: /s/ Cynthia B. Bezik ——————————————— (Cynthia B. Bezik, as Attorney-in-Fact)

      Original powers of attorney authorizing John S. Brinzo, Cynthia B. Bezik, Joseph H. Ballway, Jr., and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Pagination by
Exhibit		Sequential
Number		Numbering System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc

3(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc (filed as Exhibit 3(a) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

3(b)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3(b) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4(a)	Form of Common Stock Certificate (filed as Exhibit 4(a) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1998 and incorporated by reference)	Not Applicable

4(b)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4.1 to Form 8-K of Cleveland-Cliffs Inc filed on September 19, 1997 and incorporated by reference)	Not Applicable

4(c)	Credit Agreement, dated as of March 1, 1995, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank (successor to Chemical Bank), as Agent	Filed Herewith

4(d)	Amendment dated as of July 19, 1996, to the Credit Agreement dated as of March 1, 1995, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc filed on November 13, 1996 and incorporated by reference)	Not Applicable

4(e)	Amendment dated as of June 1, 1997, to the Credit Agreement dated as of March 1, 1995, as amended, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

4(f)	Amendment dated as of June 1, 1998, to the Credit Agreement dated as of March 1, 1995, as amended, among Cleveland-Cliffs Inc, the financial institutions named therein and the Chase Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 12, 1998 and incorporated by reference)	Not Applicable

4(g)	Note Agreement, dated as of December 15, 1995, among Cleveland-Cliffs Inc and each of the Purchasers named in Schedule I thereto (filed as Exhibit 4(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

Material Contracts

10(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 1999)	Filed Herewith

10(b)	* Severance Agreements by and between Cleveland-Cliffs Inc and certain executive officers, dated as of January 1, 2000	Filed Herewith

10(c)	* Retirement and Consulting Agreement, dated as of September 2, 1998, by and between Cleveland-Cliffs Inc and M. Thomas Moore (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on November 5,1998 and incorporated by reference)	Not Applicable

10(d)	* Consulting and Non-Competition Agreement, effective January 1, 2000, by and between Cleveland-Cliffs Inc and A. Stanley West (Summary Description)	Filed Herewith

10(e)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective January 1, 1999 (Summary Description)	Filed Herewith

10(f)	Form of indemnification agreements with Directors (filed as Exhibit 10(j) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(g)	* Cleveland-Cliffs Inc 1987 Incentive Equity Plan, effective as of April 29, 1987 (filed as Exhibit 10(h) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(h)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 24, 1997 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(i)	*Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 22, 1999 and incorporated by reference)	Not Applicable

10(j)	* Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1998 and incorporated by reference)	Not Applicable

10(k)	* Form of Instrument of Amendment of Nonqualified Stock Option Agreements for Nonemployee Directors, dated as of March 17, 1997 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on May 9, 1997 and incorporated by reference)	Not Applicable

10(l)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on November 13, 1996 and incorporated by reference)	Not Applicable

10(m)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan and certain employment agreements (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(n)	* Amendment to Trust Agreement No. 1, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee	Filed Herewith

10(o)	* Trust Agreement No. 2 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc, the Cleveland-Cliffs Inc Retention Plan for Salaried Employees, and certain employment agreements (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(p)	* First Amendment to Trust Agreement No. 2 (Amended and Restated effective June 1, 1997), dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(q)	* Amendment to Trust Agreement No. 2, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee	Filed Herewith

10(r)	* Trust Agreement No. 4, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Plan for Deferred Payment of Directors’ Fees (filed as Exhibit 10(p) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(s)	* First Amendment to Trust Agreement No. 4, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee and Second Amendment to Trust Agreement No. 4, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(t)	* Third Amendment to Trust Agreement No. 4, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(u)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(r) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(v)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee and Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(s) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(w)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(x)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(e) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(y)	* Amended and Restated Trust Agreement No. 6, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to indemnification agreements with directors (filed as Exhibit 10(t) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(z)	* First Amendment to Amended and Restated Trust Agreement No. 6, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(f) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(aa)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, as amended by First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(u) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(bb)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(cc)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(g) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(dd)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(h) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(ee)	* Amendment to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee	Filed Herewith

10(ff)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors, as amended by First Amendment to Trust Agreement No. 8, dated as of March 9, 1992 by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1996 and incorporated by reference)	Not Applicable

10(gg)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(i) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(hh)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(ii)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(jj)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000	Filed Herewith

10(kk)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (As Amended and Restated as of January 1, 1999)	Filed Herewith

10(ll)	* Cleveland-Cliffs Inc Long-Term Performance Share Program, effective as of March 31, 1994, as amended as of January 13, 1997 (filed as Exhibit 10(n) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(mm)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on November 13, 1996 and incorporated by reference)	Not Applicable

10(nn)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(oo)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of July 1, 1996 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 25, 1996 and incorporated by reference)	Not Applicable

10(pp)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of November 12, 1996 (filed as Exhibit 10(dd) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(qq)	* Second Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of May 13, 1997 (filed as Exhibit 10(m) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(rr)	* Third Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(qq) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

13	Selected portions of 1999 Annual Report to Security Holders
13(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Filed Herewith (Page 25-34)

13(c)	Statement of Consolidated Financial Position	Filed Herewith (Page 35-36)

13(d)	Statement of Consolidated Income	Filed Herewith (Page 37)

13(e)	Statement of Consolidated Cash Flows	Filed Herewith (Page 38)

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

13(f)	Statement of Consolidated Shareholders’ Equity	Filed Herewith (Page 39)
13(g)	Notes to Consolidated Financial Statements	Filed Herewith (Page 40-54)
13(h)	Quarterly Results of Operations/Common Share Price Performance and Dividends	Filed Herewith (Page 55)
13(i)	Investor and Corporate Information	Filed Herewith (Page 56)
13(j)	Summary of Financial and Other Statistical Data	Filed Herewith (Page 57-58)
21	Subsidiaries of the registrant	Filed Herewith (Page 59-60)
23	Consent of independent auditors	Filed Herewith (Page 61)
24	Power of Attorney	Filed Herewith (Page 62)
27	Consolidated Financial Data Schedule submitted for Securities and Exchange Commission information	—
99	Additional Exhibits
99(a)	Schedule II – Valuation and Qualifying Accounts	Filed Herewith (Page 63)