Form 10-K405/A
period 1999-12-31
CLEVELAND CLIFFS INC
filed 2000-03-23
CIK 764065

FORM 10-K/A COVER
FORM 10-K/A
SIGNATURES
EXHIBIT INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission File Number: 1-8944
CLEVELAND-CLIFFS INC
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation)	34-1464672 (I.R.S. Employer Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X        NO __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 1, 2000, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $24.125 per share as reported on the New York Stock Exchange - Composite Index was $246,437,285 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

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

FORM 10-K/A

The Registrant is filing this Form 10-K/A to amend its Form 10-K for the fiscal year ended December 31, 1999, filed on March 16, 2000, to revise Exhibit 99 (a), Schedule II – Valuation of Accounts, which Exhibit was inadvertently filed with disclosure covering years ended December 31, 1998, 1997 and 1996 in lieu of years ended December 31, 1999, 1998 and 1997. To accomplish this, the Registrant hereby amends and files Exhibit 99 (a) and files Exhibit 23 as follows:

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2)-List of Financial Statements and Financial Statement Schedules.

      The following consolidated financial statement schedule of the Company is included herein in Item 14(d) and attached as Exhibit 99(a).

Schedule II -	Valuation and Qualifying Accounts

(3) Exhibit 23	Consent of independent auditors

(d)	The schedule listed above in Item 14(a)(1) and (2) is attached as Exhibit 99(a) incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By: /s/ Cynthia B. Bezik
    Cynthia B. Bezik
    Senior Vice President — Finance
    Date: March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

J. S. Brinzo	Chairman and Chief Executive Officer and Principal Executive Officer and Director	March 23, 2000

C. B. Bezik	Senior Vice President- Finance and Principal Financial Officer	March 23, 2000

R. J. Leroux	Controller and Principal Accounting Officer	March 23, 2000

J. D. Ireland, III	Director	March 23, 2000

G. F. Joklik	Director	March 23, 2000

L. L. Kanuk	Director	March 23, 2000

A. A. Massaro	Director	March 23, 2000

F. R. McAllister	Director	March 23, 2000

J. C. Morley	Director	March 23, 2000

S. B. Oresman	Director	March 23, 2000

A. Schwartz	Director	March 23, 2000

By:/s/ Cynthia B. Bezik (Cynthia B. Bezik, as Attorney-in-Fact)

      Original powers of attorney authorizing John S. Brinzo, Cynthia B. Bezik, Joseph H. Ballway, Jr., and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

EXHIBIT INDEX

		Pagination by
Exhibit		Sequential
Number		Numbering System

23	Consent of independent auditors	5

99	Additional Exhibits

99(a)	Schedule II - Valuation and Qualifying Accounts	6

4