Form 10-Q
period 2000-03-31
CLEVELAND CLIFFS INC
filed 2000-04-20
CIK 764065

____________________________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
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

As of April 12, 2000, there were 10,714,796 Common Shares (par value $1.00 per share) outstanding.

======================================================================================================

PART I — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	(In Millions,
	Except Per
	Share Amounts)
	Three Months
	Ended March 31

	2000	1999

REVENUES

Product sales and services	$23.8	$13.6

Royalties and management fees	9.2	9.2

Total Operating Revenues	33.0	22.8

Interest income	1.3	1.4

Other income	1.0	.7

Total Revenues	35.3	24.9

COSTS AND EXPENSES

Cost of goods sold and operating expenses	29.8	12.9

Administrative, selling and general expenses	3.4	3.7

Equity loss in Cliffs and Associates Limited	3.2	1.1

Interest expense	1.2

Other expenses	2.4	3.5

Total Costs and Expenses	40.0	21.2

INCOME (LOSS) BEFORE INCOME TAXES	(4.7)	3.7

INCOME TAXES (CREDITS)	(1.2)	1.0

NET INCOME (LOSS)	$(3.5)	$2.7

NET INCOME (LOSS) PER COMMON SHARE

Basic	$(.32)	$.24

Diluted	$(.32)	$.24

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic	10,663	11,166

Diluted	10,663	11,216

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	March 31	December 31
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$35.3	$67.6

Accounts receivable — net	37.7	82.6

Inventories

Iron ore	102.7	36.6

Supplies and other	15.0	16.0

	117.7	52.6

Other	16.4	14.3

TOTAL CURRENT ASSETS	207.1	217.1

PROPERTIES	224.8	224.0

Allowances for depreciation and depletion	(73.2)	(70.1)

TOTAL PROPERTIES	151.6	153.9

INVESTMENTS IN ASSOCIATED COMPANIES	230.0	233.4

OTHER ASSETS

Prepaid pensions	40.6	40.8

Miscellaneous	34.0	34.5

TOTAL OTHER ASSETS	74.6	75.3

TOTAL ASSETS	$663.3	$679.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES	$65.6	$73.7

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	67.5	68.1

OTHER LIABILITIES	60.5	60.6

SHAREHOLDERS’ EQUITY

Preferred Stock

Class A — no par value

Authorized - 500,000 shares; Issued — none	—	—

Class B — no par value
Authorized - 4,000,000 shares; Issued — none	—	—

Common Shares — par value $1 a share

Authorized - 28,000,000 shares;

Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	67.3	67.1

Retained income	493.8	501.3

Accumulated other comprehensive loss, net of tax	(5.5)	(5.2)

Cost of 6,113,145 Common Shares in treasury (1999 - 6,180,742 shares)	(169.9)	(171.5)

Unearned compensation	(2.8)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY	399.7	407.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$663.3	$679.7

      See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months Ended
	March 31

	2000	1999

OPERATING ACTIVITIES

Net income (loss)	$(3.5)	$2.7

Depreciation and amortization:

Consolidated	3.1	2.1

Share of associated companies	3.2	3.3

Equity loss in Cliffs and Associates Limited	3.2	1.1

Other	(.9)	(3.5)

Total before changes in operating assets and liabilities	5.1	5.7

Changes in operating assets and liabilities	(27.9)	(56.1)

Net cash used by operating activities	(22.8)	(50.4)

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated	(.8)	(5.5)

Share of associated companies	(.6)	(.3)

Investment and advances in Cliffs and Associates Limited	(4.1)	(3.0)

Net cash used by investing activities	(5.5)	(8.8)

FINANCING ACTIVITIES

Dividends	(4.0)	(4.2)

Net cash used by financing activities	(4.0)	(4.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(32.3)	(63.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67.6	130.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35.3	$66.9

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

NOTE A — BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 1999 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position and results in accordance with generally accepted accounting principles.

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

      References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries, unless otherwise indicated. Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B — ACCOUNTING AND DISCLOSURE CHANGES

      In March, 2000, the Financial Accounting Standards Board issued Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25 on accounting for stock issued to employees. The Interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE C — ENVIRONMENTAL RESERVES

      At March 31, 2000, the Company had an environmental reserve, including its share of ventures, of $20.4 million, of which $2.7 million was classified as current. The reserve includes the Company’s obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company’s iron mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company’s estimated cost of investigation and remediation.

NOTE D — COMPREHENSIVE INCOME

	March 31 (In Millions)

	2000	1999

Net Income Loss	$(3.5)	$2.7

Other Comprehensive Income -

Unrealized Loss on Securities	(.3)	(.2)

Comprehensive Income (Loss)	$(3.8)	$2.5

NOTE E — SEGMENT REPORTING

      The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company’s dominant segment. The Ferrous Metallics segment consists of the hot briquetted iron (“HBI”) venture project in Trinidad and Tobago and other developmental activities. “Other” includes non-reportable segments, and unallocated corporate administrative and other income and expense.

	(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

March 31, 2000

Sales and services to external customers	$23.8	$		$23.8	$		$23.8

Royalties and management fees	9.2			9.2			9.2

Total operating revenues	33.0			33.0			33.0

Income (loss) before taxes	3.0		(3.7)	(.7)		(4.0)	(4.7)

Equity loss*			(3.2)	(3.2)			(3.2)

Investments in associated companies	145.0		85.0	230.0			230.0

Other identifiable assets	408.1		1.8	409.9		23.4	433.3

Total assets	553.1		86.8	639.9		23.4	663.3

March 31,1999

Sales and services to external customers	$13.6	$		$13.6	$		$13.6

Royalties and management fees	9.2			9.2			9.2

Total operating revenues	22.8			22.8			22.8

Income (loss) before taxes	9.0		(2.4)	6.6		(2.9)	3.7
Equity loss*			(1.1)	(1.1)			(1.1)

Investments in associated companies	152.8		82.5	235.3			235.3

Other identifiable assets	452.9		.9	453.8		18.4	472.3

Total assets	605.7		83.4	689.1		18.4	707.5

* Included in income (loss) before taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER — 2000 AND 1999

      Net loss for the first quarter of 2000 was $3.5 million, or $.32 per share (all per share earnings are “diluted earnings per share” unless stated otherwise). In the first quarter of 1999, earnings were $2.7 million, or $.24 per share. First quarter results are historically not representative of annual results due to limited shipments of iron ore pellets on the Great Lakes during the winter months.

      The $6.2 million decrease in earnings reflected lower income before taxes of $8.4 million, partially offset by a $2.2 million decrease in income taxes. The decrease in pre-tax income was primarily due to:

•	Pellet sales margin was a loss of $6.0 million in 2000 compared to a margin of $.7 million in 1999. Following is a summary comparison of the $6.7 million decrease in first quarter pellet sales margin for 2000 versus 1999:

	(In Millions)

			Increase	(Decrease)

	2000	1999	Amount	Percent

Sales (Tons)	.7	.3	.4	101%

Revenue from product sales and services	$23.8	$13.6	$10.2	75%

Cost of goods sold and operating expenses	29.8	12.9	16.9	131%

Sales margin (loss)	$(6.0)	$.7	$(6.7)	N/M

Lower average price realization and higher cost of sales were partly offset by higher sales volume. The lower average price largely reflects the mix of contracts as full year pricing is expected to approximate 1999. Cost of sales was higher in 2000 primarily due to a non-recurring $4.3 million benefit from prior years’ state tax refunds by the Michigan and Minnesota mines received in 1999 versus cost increases in 2000 due to a train derailment on the railroad which serves Wabush Mine, a temporary outage of the Empire Mine primary crushers and higher energy costs.

•	Higher equity loss from Cliffs and Associates Limited (“CAL”), $2.1 million, reflected a continuation of the start-up difficulties at the HBI joint venture in Trinidad and Tobago. In the first quarter of 1999, CAL was completing construction of its HBI plant.

•	Interest expense was $1.2 million higher in 2000 since interest was being capitalized in the first quarter of 1999 during construction of the HBI plant.

•	Other expense was $1.1 million lower in 2000 principally due to a charge attributable to a reduction of administrative staff in 1999.

CASH FLOW AND LIQUIDITY

      At March 31, 2000, the Company had cash and cash equivalents of $35.3 million compared to $66.9 million at the same time last year. Since December 31, 1999, cash and cash equivalents decreased $32.3 million, primarily due to increased operating assets and liabilities, $27.9 million, capital and project expenditures, $5.5 million, and dividends, $4.0 million, partially offset by cash flow from operations, $5.1 million. The $27.9 million increase in operating assets and liabilities was primarily due to higher pellet inventory, $65.8 million, partly offset by lower account receivable, $44.9 million, reflecting normal seasonal patterns.

NORTH AMERICAN IRON ORE

      Production at the Company’s managed mines in the first three months of 2000 was 9.8 million tons, up from 9.6 million tons in 1999. The Company’s share of production was 2.8 million tons through the first three months of 2000 and 1999. While production plans are subject to change as the year progresses, the Company’s managed mines are scheduled to produce a record 42.0 million tons (Company share 11.8 million tons) in 2000 as compared to 36.2 million tons in 1999.

      Pellet sales in the first three months were .7 million tons compared to .3 million tons in 1999, largely due to rail shipments in 2000. There were no rail shipments in the first quarter of 1999. Iron ore pellet sales for the full year are projected to exceed 11 million tons (8.9 million tons were sold in 1999), largely due to improving markets and the return of customer blast furnace operations that were out for most of 1999.

      Rouge Industries, Inc., a major customer of the Company, incurred an extended shutdown of its blast furnaces due to a 1999 explosion at a power generating facility that supplies Rouge, resulting in a loss of pellet sales by the Company to Rouge in 1999 of over one million tons. The Company is pursuing a business interruption claim under its property insurance program to mitigate the earnings impact of lost pellet sales. The Company will record the gain when the insurance recovery is deemed probable.

      Capital expenditures at the six North American mining ventures and supporting operations are expected to total $90.9 million in 2000, with the Company’s share of $23.1 million expected to be funded from current operations. Capital additions and replacements, including leased equipment, are expected to total $146.6 million in 2000 for North American operations.

FERROUS METALLICS

      Commissioning and start-up activities at the CAL plant in Trinidad and Tobago are ongoing. The plant has demonstrated the capability to produce significant quantities of highly metalized direct reduced iron (“DRI”) that meet targeted quality specifications, but mechanical and material handling problems have precluded production of commercial grade briquettes. CAL is evaluating a temporary suspension of start-up activities in order to make modifications and enhancements mainly to improve material flow through the discharge system to obtain consistent feed of hot DRI to the briquetting machines. If the modification work is undertaken, it would require capital expenditures estimated to be about $10 million. The Company’s share of the estimated expenditures would be about $5 million. The long-term prospects for ferrous metallics products, including CIRCAL™ briquettes, continue to be favorable and the Company is committed to the commercial success of CAL.

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

CAPITALIZATION

      Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. In addition to the senior unsecured notes, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement, which expires on May 31, 2003. The Company was in compliance with all financial covenants and restrictions of the agreements.

      The fair value of the Company’s long-term debt (which had a carrying value of $70.0 million) at March 31, 2000, was estimated at $65.0 million based on a discounted cash flow analysis and estimates of current borrowing rates.

      Following is a summary of common shares outstanding:

	2000	1999	1998

March 31	10,714,796	11,209,734	11,344,605

June 30		11,211,376	11,322,047

September 30		11,053,349	11,148,453

December 31		10,647,199	11,150,654

FORWARD-LOOKING STATEMENTS

      The preceding discussion and analysis of the Company’s operations, financial performance and results, as well as material included elsewhere in this report, includes statements not limited to historical facts. Such statements are “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management’s beliefs and assumptions made on information currently available to it. Factors that could cause the Company’s actual results to be materially different from the Company’s expectations include the following:

•	Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

•	Loss of major iron ore sales contracts;

•	Changes in the financial condition of the Company’s partners and/or customers;

•	Substantial changes in imports of steel, iron ore, or ferrous metallic products;

•	Displacement of steel by competing materials;

•	Unanticipated changes in the market value of steel, iron ore or ferrous metallics;

•	Domestic or international economic and political conditions;

•	Major equipment failure, availability, and magnitude and duration of repairs;

•	Unanticipated geological conditions or ore processing changes;

•	Process difficulties, including the failure of new technology to perform as anticipated;

•	Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

•	Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

•	Changes in tax laws;

•	Changes in laws, regulations or enforcement practices governing remediation requirements at existing environmental sites, remediation technology advancements, the impact of inflation, the identification and financial condition of other responsible parties, and the number of sites and the extent of remediation activity;

•	Changes in laws, regulations or enforcement practices governing compliance with safety, health and environmental standards at operating locations; and,

•	Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

      The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 13.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed two Current Reports on Form 8-K, one dated January 20, 2000 and the other dated March 6, 2000, both covering information reported under Item 5. Other Events. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date April 20, 2000

	By	/s/ C. B. Bezik
C. B. Bezik
Senior Vice President-Finance and
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

27	Consolidated Financial Data Schedule submitted for	—

Securities and Exchange Commission information

only

99(a)	Cleveland-Cliffs Inc News Release published on	Filed

	April 19, 2000, with respect to first quarter	Herewith

2000 loss