Form 10-Q
period 2000-06-30
CLEVELAND CLIFFS INC
filed 2000-07-27
CIK 764065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to        .
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


As of July 17, 2000, there were 10,502,367 Common Shares (par value $1.00 per share) outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME


                                                                        (In Millions, Except Per Share Amounts)
                                                              ------------------------------------------------------------
                                                                     Three Months                     Six Months
                                                                     Ended June 30                   Ended June 30
                                                              ----------------------------    ----------------------------
                                                                  2000           1999             2000           1999
                                                              -------------  -------------    -------------  -------------
REVENUES
--------
     Product sales and services                                $  116.6       $   82.9         $   140.4      $    96.5
     Royalties and management fees                                 15.4           13.5              24.6           22.7
                                                              -------------  -------------    -------------  -------------
         Total Operating Revenues                                 132.0           96.4             165.0          119.2
     Insurance recovery                                            15.0                             15.0
     Interest income                                                 .9             .5               2.2            1.9
     Other income                                                   1.1             .9               2.1            1.6
                                                              -------------  -------------    -------------  -------------
         Total Revenues                                           149.0           97.8             184.3          122.7

COSTS AND EXPENSES
------------------
     Cost of goods sold and operating expenses                    112.4           77.7             142.2           90.6
     Administrative, selling and general expenses                   4.9            4.2               8.3            7.9
     Unrealized loss on long-term investment                        9.1                              9.1
     Equity loss in Cliffs and Associates Limited                   3.9            2.3               7.1            3.4
     Interest expense                                               1.3            1.2               2.5            1.2
     Other expenses                                                 1.4            1.8               3.8            5.3
                                                              -------------  -------------    -------------  -------------
         Total Costs and Expenses                                 133.0           87.2             173.0          108.4
                                                              -------------  -------------    -------------  -------------

INCOME BEFORE INCOME TAXES                                         16.0           10.6              11.3           14.3

INCOME TAXES                                                       (5.0)          (2.8)             (3.8)          (3.8)

                                                              -------------  -------------    -------------  -------------
NET INCOME                                                     $   11.0       $    7.8         $     7.5      $    10.5
                                                              =============  =============    =============  =============
NET INCOME PER COMMON SHARE
---------------------------
     Basic                                                     $   1.04       $     .70        $      .71     $     .94
     Diluted                                                   $   1.04       $     .70        $      .71     $     .94

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
---------------------------------------
     Basic                                                       10,545          11,202            10,574        11,184
     Diluted                                                     10,593          11,251            10,617        11,233


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION


                                                                                              (In Millions)
                                                                             ------------------------------------------------
                                                                                   June 30                 December 31
                                                                                     2000                      1999
                                                                             ---------------------    -----------------------
                                     ASSETS
                                     ------
CURRENT ASSETS
      Cash and cash equivalents                                                        $     23.5                 $     67.6
      Accounts receivable - net                                                              67.1                       82.6
      Inventories
           Iron ore                                                                          91.3                       36.6
           Supplies and other                                                                15.1                       16.0
                                                                             ---------------------    -----------------------
                                                                                            106.4                       52.6
      Other                                                                                  31.7                       14.3
                                                                             ---------------------    -----------------------
               TOTAL CURRENT ASSETS                                                         228.7                      217.1

PROPERTIES                                                                                  226.4                      224.0
      Allowances for depreciation and depletion                                             (76.4)                     (70.1)
                                                                             ---------------------    -----------------------
               TOTAL PROPERTIES                                                             150.0                      153.9

INVESTMENTS IN ASSOCIATED COMPANIES                                                         226.6                      233.4

OTHER ASSETS

      Prepaid pensions                                                                       40.4                       40.8
      Miscellaneous                                                                          38.0                       34.5
                                                                             ---------------------    -----------------------
               TOTAL OTHER ASSETS                                                            78.4                       75.3
                                                                             ---------------------    -----------------------
               TOTAL ASSETS                                                            $    683.7                 $    679.7
                                                                             =====================    =======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES                                                                    $     79.9                 $     73.7
LONG-TERM DEBT                                                                               70.0                       70.0
POSTEMPLOYMENT BENEFIT LIABILITIES                                                           67.2                       68.1
OTHER LIABILITIES                                                                            59.5                       60.6
SHAREHOLDERS' EQUITY
      Preferred Stock
           Class A - no par value
               Authorized - 500,000 shares; Issued - none                                     -                         -
           Class B - no par value
               Authorized - 4,000,000 shares; Issued - none                                   -                         -
      Common Shares - par value $1 a share
           Authorized - 28,000,000 shares;
           Issued - 16,827,941 shares                                                        16.8                       16.8
      Capital in excess of par value of shares                                               67.4                       67.1
      Retained income                                                                       500.8                      501.3
      Accumulated other comprehensive loss, net of tax                                                                  (5.2)
      Cost of 6,325,574 Common Shares in treasury
           (1999 - 6,180,742 shares)                                                       (175.3)                    (171.5)
      Unearned compensation                                                                  (2.6)                      (1.2)
                                                                             ---------------------    -----------------------
               TOTAL SHAREHOLDERS' EQUITY                                                   407.1                      407.3
                                                                             ---------------------    -----------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    683.7                 $    679.7
                                                                             =====================    =======================


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                                                     (In Millions,
                                                                                                   Brackets Indicate
                                                                                                     Cash Decrease)
                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                             -------------------------------
                                                                                                   2000                 1999
                                                                                             --------------    -------------
OPERATING ACTIVITIES
     Net income                                                                                   $    7.5         $    10.5
     Depreciation and amortization:
         Consolidated                                                                                  6.3               4.4
         Share of associated companies                                                                 6.2               6.5
     Equity Loss in Cliffs and Associates Limited                                                      7.1               3.4
     Unrealized loss on long-term investment                                                           9.1
     Provision for deferred income taxes                                                              (3.2)
     Other                                                                                             1.8              (1.6)
                                                                                             --------------    --------------
         Total before changes in operating assets and liabilities                                     34.8              23.2
     Changes in operating assets and liabilities                                                     (52.8)           (104.0)
                                                                                             --------------    --------------
             Net cash used by operating activities                                                   (18.0)            (80.8)

INVESTING ACTIVITIES

     Purchase of property, plant and equipment:
         Consolidated                                                                                 (2.7)            (10.3)
         Share of associated companies                                                                (2.4)             (2.0)
     Investment and advances in Cliffs and Associates Limited                                         (7.5)             (3.0)
     Other                                                                                                              (2.1)
                                                                                             --------------    --------------
             Net cash used by investing activities                                                   (12.6)            (17.4)

FINANCING ACTIVITIES
     Dividends                                                                                        (8.0)             (8.4)
     Repurchases of Common Shares                                                                     (5.5)
                                                                                             --------------    --------------
             Net cash used by financing activities                                                   (13.5)             (8.4)
                                                                                             --------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                (44.1)           (106.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      67.6             130.3
                                                                                             --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $   23.5         $    23.7
                                                                                             ==============    ==============


See notes to consolidated financial statements.

               CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company's 1999 Annual Report on Form 10-K. In management's opinion, the quarterly unaudited consolidated financial statements present fairly the Company's financial position and results in accordance with generally accepted accounting principles.

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

NOTE B - ACCOUNTING AND DISCLOSURE CHANGES

         In March, 2000, the Financial Accounting Standards Board issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25 on accounting for stock issued to employees. The Interpretation, which is effective July 1, 2000, is not expected to have a material effect on the Company's consolidated financial statements.

NOTE C - ENVIRONMENTAL RESERVES

         At June 30, 2000, the Company had an environmental reserve, including its share of ventures, of $20.2 million, of which $3.6 million was classified as current. The reserve includes the Company's obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company's iron mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also provided for in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company's estimated cost of investigation and remediation.

NOTE D - COMPREHENSIVE INCOME

                                                                         (In Millions)
                                                  ------------------------------------------------------------
                                                         Second Quarter                   First Half
                                                  -----------------------------  -----------------------------
                                                      2000           1999            2000            1999
                                                  -------------  --------------  --------------  -------------

Net Income                                            $11.5            $7.8         $  8.0            $10.5
Other Comprehensive Income -
    Unrealized Loss on Securities                       (.9)             .6           (1.2)              .4
    Reclassification Adjustment for
        Loss Included in Net Income                     6.4                            6.4
                                                      -----            ----          -----            -----
Comprehensive Income                                  $17.0            $8.4          $13.2            $10.9
                                                      =====            ====          =====            =====

         In the second quarter, the Company recorded a $6.4 million after-tax charge to earnings for an other than temporary decline in the value of its long-term equity investment in a publicly-traded common stock. Changes in the market value of the investment, which is classified as "available-for-sale", had previously been charged to other comprehensive income and reflected in shareholders' equity.

NOTE E - SEGMENT REPORTING

         The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company's dominant segment. The Ferrous Metallics segment consists of the hot briquetted iron ("HBI") venture project in Trinidad and Tobago and other developmental activities. "Other" includes non-reportable segments, the insurance claim recovery, the long-term investment charge related to publicly-traded common stock, and unallocated corporate administrative and other income and expense.


                                                                        (In Millions)
                                         ----------------------------------------------------------------------------
                                             Iron          Ferrous        Segments                      Consolidated
                                             Ore          Metallics         Total           Other          Total
                                         -------------   -------------  --------------  --------------  -------------
Second Quarter 2000
-------------------
Sales and services to external
customers                                  $ 116.6           $              $116.6          $              $ 116.6
Royalties and management fees                 15.4                            15.4                            15.4
                                           -------           --------      -------          ---------     --------
   Total operating revenues                  132.0                           132.0                           132.0
                                           =======           ========      =======          =========     ========

Income (loss) before taxes                    19.4            (4.4)           15.0            1.0             16.0
Equity loss*                                                  (3.9)           (3.9)                           (3.9)

Investments in associated companies          142.2            84.4           226.6                           226.6
Other identifiable assets                    433.3             1.5           434.8           22.3            457.1
                                           -------           --------      -------          ---------     --------
   Total assets                              575.5            85.9           661.4           22.3            683.7
                                           =======           ========      =======          =========     ========

* Included in income (loss) before taxes.



                                                                        (In Millions)
                                         ----------------------------------------------------------------------------
                                             Iron          Ferrous        Segments                      Consolidated
                                             Ore          Metallics         Total           Other          Total
                                         -------------   -------------  --------------  --------------  -------------
Second Quarter 1999
-------------------
Sales and services to external
customers                                  $  82.9           $             $  82.9          $              $  82.9
Royalties and management fees                 13.5                            13.5                            13.5
                                          --------           --------     --------          ---------     --------
   Total operating revenues                   96.4                            96.4                            96.4
                                          ========           ========     ========          =========     ========

Income (loss) before taxes                    17.3            (2.9)           14.4           (3.8)            10.6
Equity loss*                                                  (2.3)           (2.3)                           (2.3)

Investments in associated companies          151.0            80.3           231.3                           231.3
Other identifiable assets                    462.7             3.3           466.0           18.0            484.0
                                          --------           --------     --------          ---------     --------
   Total assets                              613.7            83.6           697.3           18.0            715.3
                                          ========           ========     ========          =========     ========
First Six Months 2000
---------------------
Sales and services to external
customers                                   $140.4           $              $140.4          $              $ 140.4
Royalties and management fees                 24.6                            24.6                            24.6
                                          --------           --------     --------          ---------     --------
   Total operating revenues                  165.0                           165.0                           165.0
                                          ========           ========     ========          =========     ========

Income (loss) before taxes                    22.4            (8.1)           14.3           (3.0)            11.3
Equity loss*                                                  (7.1)           (7.1)                           (7.1)

First Six Months 1999
---------------------
Sales and services to external
customers                                  $  96.5           $             $  96.5          $              $  96.5
Royalties and management fees                 22.7                            22.7                            22.7
                                          --------           --------     --------          ---------     --------
   Total operating revenues                  119.2                           119.2                           119.2
                                           =======           ========      =======          =========      =======

Income (loss) before taxes                    26.3            (5.3)           21.0           (6.7)            14.3
Equity loss*                                                  (3.4)           (3.4)                           (3.4)

* Included in income (loss) before taxes.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                           OF FINANCIAL CONDITION AND
                           --------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS 2000 AND 1999
---------------------------------------------------------------

         Earnings for the second quarter of 2000 were $11.0 million, or $1.04 per diluted share (references to per share earnings are "diluted earnings per share"), and first six months earnings were $7.5 million, or $.71 per share. Earnings for both periods included a $9.8 million after-tax recovery on an insurance claim related to lost 1999 sales, and a $6.4 million after-tax charge to earnings to recognize the decrease in value of the Company's investment in publicly-traded common stock. Excluding the two special items, second quarter earnings were $7.6 million, or $.72 per share, and first half earnings were $4.1 million, or $.39 per share.

         Net income in the second quarter of 1999 was $7.8 million, or $.70 per share. First half 1999 earnings were $10.5 million, or $.94 per share, including income from favorable after-tax adjustments of $2.8 million that mainly related to refunds of prior years' state taxes.

         Following is a summary of results:


                                                               (In Millions, Except Per Share)
                                              ------------------------------------------------------------------
                                                       Second Quarter                  First Six Months
                                              --------------------------------- --------------------------------
                                                    2000             1999            2000            1999
                                              ----------------- --------------- --------------------------------
Income Before Special Items:
     Amount                                           $7.6             $7.8            $4.1           $7.7
     Per Share                                         .72              .70             .39            .69
Special Items:
     Amount                                            3.4                              3.4            2.8
     Per Share                                         .32                              .32            .25
Net Income:
     Amount                                           11.0              7.8             7.5           10.5
     Per Share                                        1.04              .70             .71            .94

         Second quarter 2000 earnings before special items were $.2 million below 1999 reflecting higher pellet sales volume at lower margins and increased equity losses from Cliffs and Associates Limited ("CAL"), largely offset by increased royalties and management fees.

         Excluding special items, earnings for the first six months of 2000 decreased $3.6 million from 1999, comprised of a $4.6 million decrease in pretax earnings and $1.0 million of related lower income taxes. The decrease in pretax earnings was primarily due to:

          - Negative pellet sales margin of $1.8 million for the first six months of 2000 compared to a margin of $1.6 million in the comparable 1999 period, a margin decrease of $3.4 million summarized as follows:


                                            (In Millions)
                                    ----------------------------------------------
                                                                        Increase (Decrease)
                                                                   -------------------------------
                                         2000           1999           Amount         Percent
                                    ------------------------------ --------------- ---------------
Sales (Tons)                               4.1            2.7             1.4               52%
                                     =========        =======         =======           =======
Revenue from product
    Sales and services                  $140.4          $96.5           $43.9               45%
Cost of goods sold and
    Operating expenses                   142.2           94.9*           47.3               50%
                                       -------         ------          ------
       Sales margin (loss)            $   (1.8)        $  1.6          $ (3.4)              N/M
                                      ========         ======          ======          ========

                   *Excludes $4.3 million favorable adjustments mainly for prior years' tax credits (special item).

              Lower average price realization and higher cost of sales were partly offset by increased sales volume. The lower average price largely reflected the mix of sales under various contracts. Operating costs were higher in 2000 primarily due to higher natural gas and diesel fuel costs, a temporary outage of the Empire Mine primary crushers in March, and a train derailment on the railroad which serves the Wabush Mine in February.

         - Higher equity losses from CAL in 2000 reflecting ongoing difficulties in starting the hot briquetted iron ("HBI") plant in Trinidad and the fact that the CAL facility was still in construction through the first quarter of 1999. Equity losses from CAL in the first half of 2000 were $7.1 million, an increase of $3.7 million from 1999.

         - Royalty and management fee revenue, including amounts paid by the Company as a participant in the mining ventures, increased by $1.9 million reflecting the impact of increased pellet sales volume in 2000 versus 1999.

         The Company lost more than one million tons of iron ore pellet sales to Rouge Industries in 1999 as a result of the extended shutdown of two blast furnaces following a tragic explosion at the power plant that supplies Rouge. As a result, the Company has a business interruption insurance claim for $18.3 million. The Company has recorded a pre-tax recovery on the claim of $15.0 million ($9.8 million after-tax) in the second quarter based on negotiations with the insurance adjuster. The Company will continue to pursue the balance of the claim, but given the complexity of the insurance issues, any additional amounts will not be recorded until outstanding issues are satisfactorily resolved.

       The Company owns 842,000 shares of LTV Corporation ("LTV") common stock, which the Company received as a creditor in the 1993 reorganization of LTV. The shares were originally valued at $11.5 million, or $13.65 per share, when acquired. At June 30, 2000, the market value of the shares was $2.4 million, or $2.88 per share. The Company recorded a $9.1 million pre-tax charge ($6.4 million after-tax) to earnings in the second quarter to recognize the reduction in value. Previously, changes in the market value of the shares were charged directly to shareholders' equity.

CASH FLOW AND LIQUIDITY
-----------------------

         At June 30, 2000, the Company had cash and cash equivalents of $23.5 million compared to $23.7 million at the same time last year. Since December 31, 1999, cash and cash equivalents decreased $44.1 million, primarily due to increased operating assets and liabilities, $52.8 million, capital and project expenditures, $12.6 million, dividends, $8.0 million, and repurchases of common shares, $5.5 million, partially offset by cash flow from operations, $34.8 million. The $52.8 million increase in operating assets and liabilities was primarily due to higher pellet inventory, $54.8 million, and the insurance claim receivable, $15.0 million, partly offset by lower trade accounts receivable, $19.4 million.

         As a result of the Metropolitan Life Insurance Company ("MetLife") conversion from a mutual life insurance company to a stock life insurance company on April 7, 2000, the Company received approximately $5.3 million to be allocated to the Company, and current and former managed operations. Due to the complexities of the Company's policies with MetLife, including coverage for employees of both current and former managed operations, the Company has engaged an actuarial firm to independently develop an appropriate allocation method. Allocation of the proceeds has not yet been determined, but it is expected that the majority of the proceeds will be allocated to entities other than the Company. No amounts have been included in earnings pending completion of the allocation.

NORTH AMERICAN IRON ORE
-----------------------

         Iron ore pellet production at the Company's managed mines in the second quarter of 2000 was 10.8 million tons compared to 10.5 million tons in 1999. First half production was 20.6 million tons, up from 20.1 million tons in 1999. The Company's share of 2000 production of 3.0 million tons in the second quarter and 5.8 million tons for the first six months of 2000 was equal to 1999. While production plans are subject to change as the year progresses, the six mines are scheduled to produce in excess of 42 million tons (Company share 11.8 million tons) in 2000 as compared to 36.2 million tons (Company share 8.8 million tons) in 1999.

         Pellet sales in the second quarter of 2000 were 3.4 million tons compared to 2.4 million tons in 1999. Pellet sales for the first six months of 2000 were 4.1 million tons, an increase of 1.4 million tons from the 2.7 million tons sold in the first half of 1999. Iron ore pellet sales for the full year are projected to be 11.5 million tons (8.9 million tons were sold in 1999), largely due to improved markets and the return of customer blast furnace operations that were out of operation for most of 1999.

       In May, 2000, LTV announced its intention to close its wholly-owned LTV Steel Mining Company ("LTVSMC") in mid year 2001. The Company is the manager of LTVSMC. In a related announcement, the Company reported that it had signed a long-term agreement to supply LTV with the majority of the iron ore it will need to purchase as a result of the intended closing of LTVSMC. The sales agreement will make the Company the principal supplier of iron ore pellets purchased by LTV for a 10-year period beginning in 2000. Sales to LTV are expected to be modest in 2000 and to increase to 1 million to 2 million tons in 2001. The Company's sales to LTV will account for the majority of LTV's purchase requirements over the remainder of the contract term. Sales over the 10-year contract term are expected to total more than 50 million tons based on LTV's current requirements and should ensure that the Company will fully operate its existing 11.8 million tons sales capacity over the term of the contract. Additionally, the Company may increase its sales capacity. LTV will continue to be a 25 percent owner of the Company's managed Empire Mine in Michigan.

         LTV has agreed not to put the LTVSMC assets up for sale until the Company has the opportunity to investigate alternative uses for the property. This investigation has commenced and could take up to the end of the year to complete. The Company does not envision producing pellets, but will determine if the facilities can have a role in either alternative iron or other mineral production.

         Capital expenditures at the six North American mining ventures and supporting operations are expected to total $54 million in 2000, with the Company's share of $23 million expected to be funded from current operations. Capital additions and replacements, including leased equipment, are expected to total $111 million in 2000 (Company share $35 million) for North American operations.

         In April, 2000, Northshore Mining Company ("Northshore"), an indirect wholly-owned subsidiary of the Company, received a notice of violation with respect to fly ash storage and disposal from the Minnesota Pollution Control Agency ("MPCA") alleging violations of Northshore's 1996 National Pollutant Discharge Elimination/State Disposal System Permit. While the outcome of the alleged violations is uncertain, the Company does not expect compliance will have a material impact on the Company's operations or consolidated financial statements.

CLIFFS AND ASSOCIATES LIMITED
-----------------------------

       On May 15, 2000, start-up activities at the CAL plant in Trinidad and Tobago were temporarily suspended in order to evaluate plant reliability and make modifications to portions of the plant. The entire plant was restarted on July 1 to test the functionality and reliability of the initial modifications and to gain additional operating experience. Results of the plant test have been positive. Although commercial grade briquettes have been produced, replacing the discharge system is necessary to improve material flow and obtain consistent feed of hot reduced iron to the briquetting machines. The required work would take the balance of the year to complete and allow briquette production to re-commence early in 2001. Total projected additional cash requirements for CAL to attain sustained production, including capital expenditures of $13 million to $15 million, working capital, and start-up costs, are estimated at between $30 million and $40 million. The Company is continuing to assess its options with regard to CAL, including a thorough evaluation of all alternatives.

CAPITALIZATION
--------------

         Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. In addition to the senior unsecured notes, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement, which expires on May 31, 2003. The Company was in compliance as of June 30 with all financial covenants and restrictions of the agreements.

         The fair value of the Company's long-term debt (which had a carrying value of $70.0 million) at June 30, 2000, was $66.2 million based on a discounted cash flow analysis utilizing estimated current borrowing rates.

         In July, 2000, the Company announced an expansion to its stock repurchase program. The 1.0 million share increase in the program raises the total authorization to 3.0 million shares. To date, the Company has purchased 1,920,975 shares (215,500 shares in 2000), at a total cost of $69.4 million ($5.5 million in 2000).

         Following is a summary of common shares outstanding:

                            2000                 1999               1998
                     -------------------  -------------------  ---------------

March 31                  10,714,796           11,209,734          11,344,605
June 30                   10,502,367           11,211,376          11,322,047
September 30                                   11,053,349          11,148,453
December 31                                    10,647,199          11,150,654

STRATEGIC INVESTMENTS
---------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

         The preceding discussion and analysis of the Company's operations, financial performance and results, as well as material included elsewhere in this report, includes statements not limited to historical facts. Such statements are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it. Factors that could cause the Company's actual results to be materially different from the Company's expectations include the following:

          - Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

     -   Loss of major iron ore sales contracts;

     - Changes in the financial condition of the Company's partners and/or customers;

     - Substantial changes in imports of steel, iron ore, or ferrous metallic products;

     -   Displacement of steel by competing materials;

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

     -   Changes in tax laws;

     - Changes in laws, regulations or enforcement practices governing remediation requirements at existing environmental sites, remediation technology advancements, the impact of inflation, the identification and financial condition of other responsible parties, and the number of sites and the extent of remediation activity;

     - Changes in laws, regulations or enforcement practices governing compliance with safety, health and environmental standards at operating locations; and,

     - Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

         The Company is under no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

         In April, 2000, Northshore, an indirect wholly-owned subsidiary of the Company, received a notice of violation from the MPCA alleging violations of Northshore's 1996 National Pollutant Discharge Elimination System/State Disposal System Permit concerning its disposal practices relating to ash and fines from its power plant. Among other things, the Permit required that before March 31, 2000, Northshore (i) cease utilizing a temporary landfill at its Mile Post 7 Tailings Basin area for disposal of fly ash, bottom ash, and pyritic coal fines from Northshore's power plant and (ii) remove all ash and fines (approximately 93,000 cubic yards) into a permitted industrial waste disposal facility. On March 31, 2000, Northshore ceased using the temporary landfill for currently-generated ash and fines. On July 10, 2000, Northshore received a solid waste permit from the MPCA for a proposed industrial solid waste land disposal facility to be constructed elsewhere on Northshore property. The MPCA has provided Northshore a draft Stipulation Agreement incorporating the violations relating to the fly ash and fines disposal and removal, together with other non-material water violations, and referencing potential civil penalties in the amount of approximately $370,000 and other non-monetary requirements regarding such violations, which Agreement is presently under negotiation. While the outcome of negotiations is uncertain, Northshore desires to settle these matters and is endeavoring to achieve a reduction in the amount of the proposed fine. Pending construction of the new industrial solid waste land disposal facility, Northshore is sending currently-generated bottom ash and fines to an offsite permitted industrial solid waste land disposal facility, storing currently-generated fly ash in a holding facility for which a permit has been received from the MPCA, and evaluating alternative courses of action.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

         The Company's Annual Meeting of Shareholders was held on May 9, 2000. At the meeting the Company's shareholders acted upon the election of Directors, and a proposal to ratify the appointment of the Company's independent public accountants. In the election of Directors, all 11 nominees named in the Company's Proxy Statement, dated March 20, 2000, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

           NOMINEES                       FOR                   WITHHELD
------------------------------  ------------------------   -------------------
John S. Brinzo                         9,165,326                      180,715
Ronald C. Cambre                       9,164,982                      181,059
Ranko Cucuz                            8,791,452                      554,589
James D. Ireland III                   9,164,450                      181,591
G. Frank Joklik                        7,620,620                    1,725,421
Leslie L. Kanuk                        9,161,946                      184,095
Anthony A. Massaro                     9,164,792                      181,249
Francis R. McAllister                  9,165,382                      180,659
John C. Morley                         9,165,186                      180,855
Stephen B. Oresman                     9,162,886                      183,155
Alan Schwartz                          9,162,279                      183,762

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal ratifying the appointment of the firm of Ernst & Young LLP, independent public accountants, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 2000 were as follows: 9,332,137 Common Shares were cast for the adoption of the proposal; 6,113 Common Shares were cast against the adoption of the proposal; and 7,791 Common Shares abstained from voting on the adoption of the proposal.

         There were no broker non-votes with respect to the election of directors, or the ratification of the independent public accountants.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)    List of Exhibits - Refer to Exhibit Index on page 16.

         (b) During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated May 9 and May 24, 2000, both covering information reported under ITEM 5. OTHER EVENTS. The Company also filed a Current Report on Form 8-K, dated July 11, 2000, covering information reported under ITEM 5. OTHER EVENTS. There were no financial statements filed as part of the Current Reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLEVELAND-CLIFFS INC



Date       July 27, 2000                    By /s/ C. B. Bezik
    ----------------------------              --------------------------------
                                              C. B. Bezik
                                              Senior Vice President-Finance and
                                              Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                                   Exhibit
  ------            ---------------------------------------------------------                        --------
   10(a)              Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred                          Filed
                      Compensation Plan (Amended and Restated as of                                  Herewith
                      January 1, 2000)

   10(b)            * Pellet Sale and Purchase Agreement, dated as of                                Filed
                      May 15, 2000, by and between The Cleveland-Cliffs                              Herewith
                      Iron Company, Cliffs Mining Company, Northshore
                      Mining Company, and LTV Steel Company, Inc.

   10(c)              Cleveland-Cliffs Inc and Subsidiaries Management                               Filed
                      Performance Incentive Plan, effective January 1, 2000                          Herewith
                      (Summary Description)


   27                 Consolidated Financial Data Schedule submitted for                                   -
                      Securities and Exchange Commission information
                      only

   99(a)              Cleveland-Cliffs Inc News Release published on                                 Filed
                      July 26, 2000, with respect to 2000 second quarter                             Herewith
                      earnings

-------
 * Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.