Form 10-Q
period 2000-09-30
CLEVELAND CLIFFS INC
filed 2000-10-26
CIK 764065

PART I — FINANCIAL INFORMATION
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CONSOLIDATED INCOME
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Exhibit 27
News Release EX-99.A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________.
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

YES    X    NO

As of October 20, 2000, there were 10,292,356 Common Shares (par value $1.00 per share) outstanding.

PART I — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	(In Millions, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2000	1999	2000	1999

REVENUES

Product sales and services	$129.2	$80.2	$269.6	$176.7

Royalties and management fees	15.0	10.3	39.6	33.0

Total Operating Revenues	144.2	90.5	309.2	209.7

Insurance recovery	.3		15.3

Interest income	1.2	.5	3.4	2.4

Other income	1.9	.8	4.0	2.4

Total Revenues	147.6	91.8	331.9	214.5

COSTS AND EXPENSES

Cost of goods sold and operating expenses	127.4	100.5	269.6	191.1

Administrative, selling and general expenses	5.9	3.3	14.2	11.2

Write-down of common stock investment	1.1		10.2

Equity loss in Cliffs and Associates Limited	3.9	2.4	11.0	5.8

Interest expense	1.2	1.2	3.7	2.4

Other expenses	1.3	.9	5.1	6.2

Total Costs and Expenses	140.8	108.3	313.8	216.7

INCOME (LOSS) BEFORE INCOME TAXES	6.8	(16.5)	18.1	(2.2)

INCOME TAXES (CREDIT)	.5	(5.8)	4.3	(2.0)

NET INCOME (LOSS)	$6.3	$(10.7)	$13.8	$(.2)

NET INCOME (LOSS) PER COMMON SHARE

Basic	$.60	$(.96)	$1 .31	$(.02)

Diluted	$.60	$(.96)	$1 .31	$(.02)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic	10,352	11,112	10,501	11,160

Diluted	10,391	11,112	10,532	11,160

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	September 30	December 31
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$49.6	$67.6

Accounts receivable — net	71.8	82.6

Inventories

Iron ore	73.0	36.6

Supplies and other	15.6	16.0

	88.6	52.6

Other	21.1	14.3

TOTAL CURRENT ASSETS	231.1	217.1

PROPERTIES	229.4	224.0

Allowances for depreciation and depletion	(79.3)	(70.1)

TOTAL PROPERTIES	150.1	153.9

INVESTMENTS IN ASSOCIATED COMPANIES	224.7	233.4

OTHER ASSETS

Prepaid pensions	40.7	40.8

Miscellaneous	39.5	34.5

TOTAL OTHER ASSETS	80.2	75.3

TOTAL ASSETS	$686.1	$679.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES	$85.5	$73.7

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	67.1	68.1

OTHER LIABILITIES	58.8	60.6

SHAREHOLDERS’ EQUITY

Preferred Stock

Class A — no par value

Authorized - 500,000 shares; Issued — none	—	—

Class B — no par value

Authorized - 4,000,000 shares; Issued — none	—	—

Common Shares — par value $1 a share

Authorized - 28,000,000 shares;

Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	67.1	67.1

Retained income	503.2	501.3

Accumulated other comprehensive loss, net of tax		(5.2)

Cost of 6,535,585 Common Shares in treasury

(1999 - 6,180,742 shares)	(180.3)	(171.5)

Unearned compensation	(2.1)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY	404.7	407.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$686.1	$679.7

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Nine Months Ended
	September 30

	2000	1999

OPERATING ACTIVITIES

Net income (loss)	$13.8	$(.2)

Depreciation and amortization:

Consolidated	9.6	7.2

Share of associated companies	9.4	9.1

Equity loss in Cliffs and Associates Limited	11.0	5.8

Write-down of common stock investment	10.2

Deferred income taxes	(4.1)	(1.1)

Other	.9	(3.7)

Total before changes in operating assets and liabilities	50.8	17.1

Changes in operating assets and liabilities	(24.8)	(71.7)

Net cash from (used by) operating activities	26.0	(54.6)

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated	(5.4)	(12.2)

Share of associated companies	(4.1)	(4.0)

Investment and advances in Cliffs and Associates Limited	(11.3)	(8.6)

Other	.5

Net cash used by investing activities	(20.3)	(24.8)

FINANCING ACTIVITIES

Dividends	(11.9)	(12.6)

Repurchases of Common Shares	(11.8)	(5.2)

Net cash used by financing activities	(23.7)	(17.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(18.0)	(97.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67.6	130.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49.6	$33.1

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

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

NOTE B — ACCOUNTING AND DISCLOSURE CHANGES

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended, which is effective for year-end December 31, 2000 financial statements, is not expected to have a significant effect on the Company’s consolidated financial statements.

      In March, 2000, the Financial Accounting Standards Board issued Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25 on accounting for stock issued to employees. The Interpretation, which is effective July 1, 2000, did not have a material effect on the Company’s consolidated financial statements.

      In March 2000, the Emerging Issues Task Force of the American Institute of Certified Public Accountants (“EITF”) indicated in Topic No. D-88, “Planned Major

Maintenance Activities” that companies are required to disclose their accounting policy for repair and maintenance costs incurred with planned major maintenance activities. The Company amortizes the cost of power plant major overhauls over the estimated useful life, which is generally the period until the next scheduled overhaul. Other planned maintenance costs are expensed during the year incurred.

NOTE C — ENVIRONMENTAL RESERVES

      At September 30, 2000, the Company had an environmental reserve, including its share of ventures, of $19.8 million, of which $4.4 million was classified as current. The reserve includes the Company’s obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company’s iron mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also provided for in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company’s estimated cost of investigation and remediation.

NOTE D — COMPREHENSIVE INCOME

	(In Millions)

	Third Quarter		First Nine Months

	2000	1999	2000	1999

Net Income (Loss)	$6.3	$(10.7)	$13.8	$(.2)

Other Comprehensive Income -

Unrealized Loss on Securities		(.6)	(1.2)	(.2)

Reclassification Adjustment for

Loss Included in Net Income			6.4

Comprehensive Income (Loss)	$6.3	$(11.3)	$19.0	$(.4)

      In the second quarter, the Company recorded a $6.4 million after-tax charge to earnings to reflect an other than temporary decline in the value of its long-term equity investment in a publicly-traded common stock. Changes in the market value in the investment had previously been charged to other comprehensive income and reflected in shareholders’ equity. In August 2000, the Company commenced the sale of this investment, reclassified it to “trading,” and is currently recognizing all holding gains and losses in earnings.

NOTE E — SEGMENT REPORTING

      The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company’s dominant segment. The Ferrous Metallics segment consists of the hot briquetted iron (“HBI”) venture project in

Trinidad and Tobago and other developmental activities. “Other” includes non-reportable segments, the insurance claim recovery, the long-term investment writedown of publicly-traded common stock, and unallocated corporate administrative expense and other income and expense.

	(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

Third Quarter 2000

Sales and services to external customers	$129.2	$		$129.2	$		$129.2

Royalties and management fees	15.0			15.0			15.0

Total operating revenues	144.2			144.2			144.2

Income (loss) before taxes	16.2		(4.4)	11.8		(5.0)	6.8

Equity loss*			(3.9)	(3.9)			(3.9)

Investments in associated companies	140.5		84.2	224.7			224.7

Other identifiable assets	435.6		2.6	438.2		23.2	462.4

Total assets	576.1		86.8	662.9		23.2	686.1

Third Quarter 1999

Sales and services to external customers	$80.2	$		$80.2	$		$80.2

Royalties and management fees	10.3			10.3			10.3

Total operating revenues	90.5			90.5			90.5

Income (loss) before taxes	(17.2)		(2.9)	(20.1)		3.6	(16.5)

Equity loss*			(2.4)	(2.4)			(2.4)

Investments in associated companies	151.3		77.9	229.2			229.2

Other identifiable assets	428.1		6.7	434.8		24.9	459.7

Total assets	579.4		84.6	664.0		24.9	688.9

First Nine Months 2000

Sales and services to external customers	$269.6	$		$269.6	$		$269.6

Royalties and management fees	39.6			39.6			39.6

Total operating revenues	309.2			309.2			309.2

Income (loss) before taxes	38.6		(12.5)	26.1		(8.0)	18.1

Equity loss*			(11.0)	(11.0)			(11.0)

First Nine Months 1999

Sales and services to external customers	$176.7	$		$176.7	$		$176.7

Royalties and management fees	33.0			33.0			33.0

Total operating revenues	209.7			209.7			209.7

Income (loss) before taxes	9.1		(8.2)	.9		(3.1)	(2.2)

Equity loss*			(5.8)	(5.8)			(5.8)

* Included in income (loss) before taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS 2000 AND 1999

      Net income for the third quarter of 2000 was $6.3 million, or $.60 per diluted share (references to per share net income are “diluted net income per share”), and first nine months net income was $13.8 million, or $1.31 per share. Net income for the first nine months included a $9.9 million after-tax recovery on an insurance claim related to lost 1999 sales, and a $6.6 million after-tax charge to earnings to recognize the decrease in value of the Company’s investment in publicly-traded common stock. Excluding the two special items, first nine months net income was $10.5 million, or $1.00 per share.

      Net loss in 1999 was $10.7 million, $.96 per share in the third quarter, and $.2 million, or $.02 per share in the first nine months, including favorable after-tax income adjustments of $1.6 million in the quarter and $4.4 million year-to-date that mainly related to refunds of prior years’ state taxes.

      Following is a summary of results:

	(In Millions, Except Per Share)

	Third Quarter		First Nine Months

	2000	1999	2000	1999

Net Income (Loss) Before Special Items:

Amount	$6.4	$(12.3)	$10.5	$(4.6)

Per Share	.61	(1.10)	1.00	(.41)

Special Items:

Amount	(.1)	1.6	3.3	4.4

Per Share	(.01)	.14	.31	.39

Net Income (Loss):

Amount	$6.3	$(10.7)	$13.8	$(.2)

Per Share	.60	(.96)	1.31	(.02)

      Third quarter 2000 net income before special items was $18.7 million higher than the comparable 1999 period before specials. Included in third quarter 1999 cost of goods sold and operating expenses were approximately $25 million (pre-tax) of fixed costs related to production curtailments.

      Net income for the first nine months of 2000 excluding special items, increased $15.1 million from 1999, comprised of a $22.0 million increase in pretax earnings and $9.4 million of related higher income taxes. The increase in pretax earnings was primarily due to:

•	Sales margin was breakeven for the first nine months of 2000 compared to a negative margin of $21.2 million in the comparable 1999 period, summarized as follows:

	(In Millions)

	Nine Months			Increase (Decrease)

	2000	1999		Amount	Percent

Sales (Tons)	7.8	5.0		2.8	56%

Revenue from product sales and
services	$269.6	$176.7		$92.9	52.6%

Cost of goods sold and operating
expenses	269.6	197.9	*	71.7	36.2%

Sales margin (loss)	$—	$(21.2)		$21.2	N/M

*Excludes $6.8 million favorable adjustments mainly for prior years’ tax credits (special item).

Product sales and services in 2000 primarily reflected higher volume. Included in 1999 cost was approximately $25 million of fixed costs related to production curtailments. Excluding the effect of the 1999 curtailments, operating costs in 2000 were higher primarily due to higher natural gas and diesel fuel costs, and operating difficulties at the Empire and Wabush mines.

•	Royalty and management fee revenue, including amounts paid by the Company as a participant in the mining ventures, increased by $6.6 million reflecting the impact of increased volume in 2000 versus 1999.

•	Partially offset by higher equity losses from Cliffs and Associates Limited (“CAL”) reflecting ongoing difficulties in starting the hot briquetted iron (“HBI”) plant in Trinidad. Equity losses from CAL in the first nine months of 2000 were $11.0 million, an increase of $5.2 million from 1999.

      In 1999, the Company lost more than one million tons of iron ore pellet sales to Rouge Industries as a result of the extended shutdown of two blast furnaces following a tragic explosion at the power plant that supplies Rouge. As a result, the Company has a business interruption insurance claim for $18.3 million. The Company recorded a pre-tax recovery on the claim of $15.3 million ($9.9 million after-tax) through September 30, 2000 based on negotiations with the insurance adjuster. The Company continues to pursue the balance of the claim, but given the complexity of the insurance issues, any additional amounts will not be recorded until outstanding issues are satisfactorily resolved. Proceeds of $14.0 million have been received through September 30, 2000.

      The Company received 842,000 shares of LTV Corporation (“LTV”) common stock, as a creditor in the 1993 reorganization of LTV. The shares were originally valued at $11.5 million, or $13.65 per share, when acquired. The investment has been reclassified to “trading” and accordingly changes in market value are recognized in earnings as they occur. Through September 30, 2000, the Company has recognized a cumulative reduction to 2000 earnings of $10.2 million pre-tax ($6.6 million after-tax)

related to the investment writedown. In August 2000, the Company commenced a program to reduce its investment in the LTV common stock and through September 30, has sold 270,000 shares.

CASH FLOW AND LIQUIDITY

      At September 30, 2000, the Company had cash and cash equivalents of $49.6 million compared to $33.1 million at the same time last year and $67.6 million at December 31, 1999. Since December 31, 1999, cash and cash equivalents decreased $18.0 million, primarily due to increased operating assets and liabilities, $24.8 million, capital and project expenditures, $20.3 million, dividends, $11.9 million, and repurchases of common shares, $11.8 million, partially offset by cash flow from operations, $50.8 million. The $24.8 million increase in operating assets and liabilities was primarily due to higher pellet inventory, $36.0 million, partly offset by lower trade accounts receivable, $13.8 million.

      On April 7, 2000, the Company received approximately $5.3 million resulting from the Metropolitan Life Insurance Company (“MetLife”) conversion from a mutual life insurance company to a stock life insurance company. Due to the complexities of the Company’s policies with MetLife, including coverage for employees of both current and former managed operations, the Company engaged an actuarial firm to independently develop an appropriate allocation method. As a result, it was determined that the majority of the proceeds are allocable to current and former managed operations. The Company recorded $.9 million as other income in the third quarter.

NORTH AMERICAN IRON ORE

      Iron ore pellet production at the Company’s managed mines in the third quarter of 2000 was 10.6 million tons, up from 6.8 million tons in 1999 primarily due to production curtailments that commenced in the third quarter of 1999. First nine months production was 31.2 million tons, up from 26.9 million tons in 1999. The Company’s share of 2000 production of 3.0 million tons in the third quarter and 8.8 million tons for the first nine months of 2000 was 1.6 million tons and 2.0 million tons higher than third quarter and first nine months of 1999, respectively.

      Pellet sales in the third quarter of 2000 were 3.7 million tons compared to 2.3 million tons in 1999. Pellet sales for the first nine months of 2000 were 7.8 million tons, an increase of 2.8 million tons from the 5.0 million tons sold in the first nine months of 1999, largely due to improved markets and the return of customer blast furnace operations that were out of operation for most of 1999.

      Declining fundamentals in the North American Steel Industry have resulted in a reduction in 2000 iron ore pellet production on behalf of certain steel company partners and lower pellet sales in the fourth quarter. Weak steel order books have caused a number of the Company’s steel company partners and customers to idle or slowdown their iron and steel making operations. While production remains subject to change, the six mines managed by the Company are currently scheduled to produce 41.3 million tons in 2000, (Company share 11.8 million tons). The Company’s full year iron ore pellet sales are expected to total between 11.0 and 11.3 million tons, resulting in projected year-end inventory exceeding last years 1.4 million ton inventory by about 1.0 million tons. The higher inventory will be required to meet sales commitments in future years.

      In May, 2000, LTV announced its intention to close its wholly-owned LTV Steel Mining Company (“LTVSMC”) in mid year 2001. The Company is the manager of LTVSMC. In a related announcement, the Company reported that it had signed a long-term agreement to supply LTV with the majority of the iron ore it will need to purchase as a result of the intended closing of LTVSMC. The sales agreement will make the Company the principal supplier of iron ore pellets purchased by LTV for a 10-year period beginning in 2000. Sales to LTV are expected to be modest in 2000 and to increase to 1 million to 2 million tons in 2001. The Company’s sales to LTV will account for the majority of LTV’s purchase requirements over the remainder of the contract term. Sales over the 10-year contract term are expected to total more than 50 million tons based on LTV’s current requirements and should ensure that the Company will fully operate its existing 11.8 million tons sales capacity over the term of the contract. Additionally, the Company may increase its sales capacity. LTV will continue to be a 25 percent owner of the Company’s managed Empire Mine in Michigan.

      LTV has agreed not to sell the LTVSMC assets until the Company has the opportunity to investigate alternative uses for the property. This investigation has commenced and could take up to the end of the year to complete. The Company does not envision producing pellets, but will determine if the facilities can have a role in either alternative iron or other mineral production.

      Capital expenditures at the six North American mining ventures and supporting operations are expected to total $49 million in 2000, with the Company’s share of $24 million expected to be funded from current operations. Capital additions and replacements, including the value of leased equipment, are expected to total $105 million in 2000 (Company share $37 million) for North American operations.

      In April, 2000, Northshore Mining Company, an indirect wholly-owned subsidiary of the Company, received a notice of violation with respect to fly ash storage and disposal from the Minnesota Pollution Control Agency alleging violations of Northshore’s 1996 National Pollutant Discharge Elimination/State Disposal System Permit. While the outcome of the alleged violations is uncertain, the Company does not expect compliance will have a material impact on the Company’s operations or consolidated financial statements.

CLIFFS AND ASSOCIATES LIMITED

      On May 15, 2000, start-up activities at the CAL plant in Trinidad and Tobago were temporarily suspended in order to evaluate plant reliability and make modifications to portions of the plant. The entire plant was restarted on July 1 to test the functionality and reliability of the initial modifications and to gain additional operating experience. Results of the five-week plant test were positive. Although commercial grade briquettes were produced, replacing the discharge system is necessary to improve material flow and obtain consistent feed of hot reduced iron to the briquetting machines. The redesign and replacement of the discharge system is targeted for completion in the first quarter of 2001. Plant startup is also expected in the first quarter of 2001 with production expected to be about 250,000 tons for the year.

      On August 28, 2000, the Company announced that a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) intend to complete the modifications to the plant and have entered into a non-binding letter of intent to purchase LTV’s interest in CAL. Subject to final agreement, the Company and Lurgi together will pay LTV $2 million for LTV’s 46.5 percent interest in CAL. LTV can receive additional payments, beginning in 2001 through 2020, that could total $30 million dependent on CAL’s production and sales volume and price realizations. As part of the purchase agreement, CAL will have the right to supply a portion of LTV’s HBI requirements for five years on market terms. LTV will be indemnified for liabilities arising from CAL. Purchase of the LTV interest is expected to be completed in the fourth quarter.

      It is estimated that an additional $45 million (of which $3 million has already been advanced) will be required for CAL to attain sustained production and generate positive cash flow, consisting of capital expenditures of $15 million, working capital of $15 million and cash start-up costs of $15 million. If the full $45 million is required, the Company will have contributed an additional $33 million and own between 82 and 83 percent of CAL, with Lurgi owning the balance. In the third quarter, the Company advanced $3.8 million to CAL, with $2.6 million occurring subsequent to the Company/Lurgi decision to complete the plant without LTV. The Company’s share of CAL’s fourth quarter losses are expected to approximate $6 million.

      The plant’s initial design capacity is 500,000 tons annually, and an operating rate in excess of design is believed possible. Expansion of the CAL operation will be evaluated when the plant demonstrates the capability to operate at its design rate for a sustained period, and there is evidence of market expansion.

      The Company projects that CAL will reach its design production rate of 500,000 tons per year in mid-2002. When the plant is operating at design level, the cash costs of CIRCAL™ briquettes delivered to a Gulf of Mexico port are expected to total $90 to $95 per ton. With depreciation of about $10 per ton, total costs should approximate $100 to $105 per ton. HBI prices delivered to a Gulf of Mexico port have recently been slightly below $100 per ton, and even at this depressed level, CAL would be cash positive when the plant is operating at or near its design rate. Over the long-term, the Company expects price realization to approximate $125 per ton at the Gulf. Based on these revenue and cost assumptions, CAL would contribute $12 to $13 million to the Company’s pre-tax cash flow and $5 to $6 million to the Company’s net income.

CAPITALIZATION

      Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. Additionally, the Company has a $100 million revolving credit agreement. No borrowings are outstanding under this agreement, which expires on

May 31, 2003. The Company was in compliance as of September 30 with all financial covenants and restrictions of the agreements.

      The fair value of the Company’s long-term debt (which had a carrying value of $70.0 million) at September 30, 2000, was $66.7 million based on a discounted cash flow analysis utilizing estimated current borrowing rates.

      In July, 2000, the Company announced an expansion to its stock repurchase program. The 1.0 million share increase in the program raises the total authorization to 3.0 million shares. To date, the Company has purchased 2,177,575 shares (472,100 shares in 2000), at a total cost of $75.7 million ($11.8 million in 2000).

      Following is a summary of common shares outstanding:

	2000	1999	1998

March 31	10,714,796	11,209,734	11,344,605

June 30	10,502,367	11,211,376	11,322,047

September 30	10,292,356	11,053,349	11,148,453

December 31		10,647,199	11,150,654

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

FORWARD-LOOKING STATEMENTS

      The preceding discussion and analysis of the Company’s operations, financial performance and results, as well as material included elsewhere in this report, includes statements not limited to historical facts. Such statements are “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management’s beliefs and assumptions made on information currently available to it. Factors that could cause the Company’s actual results to be materially different from the Company’s expectations include the following:

•	Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

•	Loss of major iron ore sales contracts;

•	Changes in the financial condition of the Company’s partners and/or customers;

•	Substantial changes in imports of steel, iron ore, or ferrous metallic products;

•	Displacement of steel by competing materials;

•	Changes in the market value of steel, iron ore or ferrous metallics;

•	Changes due to CAL’s ability to forecast revenue rates, costs and to achieve design production;

•	Domestic or international economic and political conditions;

•	Major equipment failure, availability, and magnitude and duration of repairs;

•	Unanticipated geological conditions or ore processing changes;

•	Process difficulties, including the failure of new technology to perform as anticipated;

•	Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

•	Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

•	Changes in tax laws;

•	Changes in laws, regulations or enforcement practices governing remediation requirements at existing environmental sites, remediation technology advancements, the impact of inflation, the identification and financial condition of other responsible parties, and the number of sites and the extent of remediation activity;

•	Changes in laws, regulations or enforcement practices governing compliance with safety, health and environmental standards at operating locations; and,

•	Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On September 28, 2000, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 21,364 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for cash to the Trustee of the Trust maintained under the VNQDC Plan. This sale of Common Shares was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to elections made by three executive officers under the VNQDC Plan. The aggregate consideration received by the Company was $489,983.34.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 16.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated July 11, 2000 and August 28, 2000, both covering information reported under Item 5. Other Events. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date	October 26, 2000	By	/s/ C. B. Bezik

C. B. Bezik

Senior Vice President-Finance and

Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

27	Consolidated Financial Data Schedule submitted for Securities and Exchange Commission information only	—

99(a)	Cleveland-Cliffs Inc News Release published on October 25, 2000, with respect to 2000 third quarter earnings	Filed Herewith