Form 10-K405
period 2000-12-31
CLEVELAND CLIFFS INC
filed 2001-02-02
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000
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
Registrant’s telephone number, including area code: (216) 694-5700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares —par value $1.00 per share	New York Stock Exchange and Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X    NO __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of January 31, 2001, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $16.30 per share as reported on the New York Stock Exchange - Composite Index was $156,814,346 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

      The number of shares outstanding of the registrant’s $1.00 par value common stock was 10,128,796 as of January 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 8, 2001 are incorporated by reference into Part III.

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7. A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Auditors
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
Exhibit 3(A) Articles of Incorporation
Exhibit 3(B) Regulations of Cleveland-Cliffs
Exhibit 4(D) Amend Jly 19 '99 to Credit Agreement
Exhibit 4(G) Note Agreement Dated Dec 15, 1995
Exhibit 10(F) Form Idemnification Agrmt/Directors
Exhibit 10(L) Restat.Cleve-Cliffs Retire Plan-Non
Exhibit 10(R) Trust Agreement No. 4
Exhibit 10(S) Amend No 1 to Trust Agreement No 4
Exhibit 10(T) Second Amend to Trust Agrmt No. 4
Exhibit 10(V) Trust Agreement No. 5
Exhibit 10(X) First Amend to Trust Agrmt No. 5
Exhibit 10(Y) Second Amend to Trust Agrmt No. 5
Exhibit 10(Z) Third Amend to Trust Agrmnt No. 5
Exhibit 10(CC) Amend/Restated Trust Agrmnt No. 6
Exhibit 10(EE) Trust Agreement No. 7
Exhibit 10(FF) First Amend to Trust Agrmnt No. 7
Exhibit 10(KK) Trust Agreement No. 8
Exhibit 10(LL) First Amend to Trust Agrmnt No. 8
Exhibit 10(RR) Long-Term Incentive Program
Exhibit 10(SS) 2000 Retention Unit Plan
Exhibit 10(TT) Director's Supplemental Comp Plan
Exhibit 10(VV) Directors Comp Plan
Exhibit 21 Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Auditors
Exhibit 24
Exhibit 99(A)Schedule II-Valuation/Qualifying Acct

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

      For information on the iron ore business, including royalties and management fees for the years 1998-2000, see Note 2 in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2000.

      For information concerning operations of the Company, see material under the heading “Summary of Financial and Other Statistical Data” for the year ended December 31, 2000.

      CCIC owns or holds long-term leasehold interests in active North American properties containing an estimated 1.5 billion tons of crude iron ore reserves (approximately 473 million tons of equivalent standard iron ore pellets). CCIC, CMC and Northshore manage and own equity interests in five active mines in North America with a total rated annual capacity of 34.1 million tons (see Table on page 4).

      CCIC, CMC and Northshore’s United States properties include two active open-pit mines and pellet plants on the Marquette Range of the Upper Peninsula of Michigan, and two active open-pit mines and pellet plants on the Mesabi Range in Minnesota. Two railroads, one of which is 99.5% owned by a subsidiary of the Company, link the Marquette Range with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, pellets are transported by rail to a shiploading port at Superior, Wisconsin. At Northshore, crude ore is shipped by rail from the mine to processing facilities at Silver Bay, Minnesota, also the upper lakes port of shipment. In addition, in Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At Wabush Mines, concentrates are shipped by rail from the Scully Mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

      CCIC leases or subleases its reserves to certain mining ventures which pay royalties to CCIC on such reserves based on the tonnage and the iron content of iron ore produced. The royalty rates on leased or subleased reserves are subject to periodic adjustments based on changes in the Bureau of Labor Statistics producer price index for all commodities or on certain iron ore and steel price indices. The mining ventures, include as participants CCIC or CMC and steel producers (who are “participants” either directly or through subsidiaries).

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

      With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 15% to 40% (see Table on page 4). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC’s share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price adjustment provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount. During 2000, the North American mines produced 41 million tons of iron ore compared to 36.2 million tons in 1999 of which the Company’s share was 11.8 million tons versus 8.8 million tons in 1999. The increase in 2000 reflects the production curtailments in 1999 which were undertaken to reduce inventory levels because of lower Company sales volume. The Company expects production at its five active mines in 2001 to be significantly below the combined 34.1 million capacity, with production curtailments announced at the Northshore and Hibbing mines. Additional production decreases could be undertaken to further address the Company’s sales volume uncertainty, planned reduction of the Company’s 3.3 million tons pellet inventory at December 31, 2000, and potential steel company participants' pellet requirements.

      Cliffs Minnesota Minerals Company, a subsidiary of the Company, owns an iron ore operation (Northshore) and power plant (Silver Bay Power Company) in Minnesota with 4.3 million annual tons of active capacity for production of standard and flux pellets (equivalent to 4.8 million tons of standard pellet capacity), supported by a 115 megawatt power generation plant, and an estimated 1.1 billion tons of magnetite crude iron ore reserves (approximately 346 million tons of equivalent standard iron ore pellets) leased mainly from the Mesabi Trust. Production in 2000 was 4.3 million tons of standard and flux pellets.

      In 1998, Acme Metals Incorporated and its wholly-owned subsidiary Acme Steel Company (“Acme”) petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. Acme is a partner in the Company’s managed Wabush Mines and the Company has a multi-year pellet sales contract to supply Acme iron ore pellets. At the time of the bankruptcy filing, the Company had a receivable from Acme of $1.2 million, which has been fully provided. Since Acme’s bankruptcy filing, Acme has continued its ongoing commercial relationship with Wabush Mines and the Company. Pellet sales by the Company to Acme in 2000 represented 3% of the Company’s total sales volume.

      On November 16, 2000, Wheeling-Pittsburgh Steel Corporation (“Wheeling-Pittsburgh”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to Wheeling-Pittsburgh’s filing in bankruptcy, the Company exercised its rights under agreements with Wheeling-Pittsburgh to acquire Wheeling-Pittsburgh’s 12.4375% indirect interest in Empire Iron Mining Partnership (“Empire”). The acquisition of Wheeling-Pittsburgh’s interest in Empire increased the Company’s ownership share to 35% and its share of production capacity in Empire from 1.8 million tons to 2.8 million tons. Subsequent to the filing, Wheeling-Pittsburgh has requested an accounting for the acquisition transaction. At the time of the filing, the Company did not have a term sales contract with Wheeling-Pittsburgh and the Company’s trade receivable exposure was negligible.

      On December 29, 2000, The LTV Corporation (“LTV”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A wholly-owned subsidiary of LTV is a 25 percent partner in the Company-managed Empire Mine in Michigan. Since the bankruptcy filing, LTV has remained current with its obligations in Empire. At the time of the bankruptcy filing, LTV owed the Company approximately $2.3 million relating to the Company’s management of LTV Steel Mining Company (“LTVSMC”) Mine in Minnesota, which amount the Company has reserved. In May, 2000, LTV had announced its intention to close LTVSMC in mid-2001, and later the intended closing date was advanced to February 22, 2001. Subsequent to the bankruptcy filing, LTV ceased operations at LTVSMC on January 5, 2001, more than a month ahead of schedule, due to conditions in the steel market and cost reduction efforts associated with the bankruptcy filing.

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

				Tons in Millions (1)
		Company's
		Current		Current			Current	Operating	Implied
		Operating		Pellet Production			Annual	Continuously	Exhaustion
Name and Location	Type of Ore	Interest		1998	1999	2000	Capacity	Since	Date(2)

Mining Ventures

Michigan

Marquette Range

• Empire Iron Mining

Partnership(3)	Magnetite	35.00	%(4)	8.1	7.1	7.6	8.0	1963	2019

• Tilden Mining	Hematite and

Company L.C.(3)	Magnetite	40.00%		6.9	6.2	7.2	7.8 (5)	1974	2041

Minnesota

Mesabi Range

• Hibbing Taconite

Joint Venture(6)	Magnetite	15.00%		7.8	6.8	8.2	8.0	1976	2029

• LTV Steel Mining

Company(6)(7)	Magnetite	0.00%		7.1	7.0	7.8	—	—	—

Canada

• Wabush Mines

(Newfoundland and	Specular

Quebec)(6)	Hematite	22.78%		6.0	5.2	5.9	6.0	1965	2042

Wholly-Owned Entities

Minnesota

Mesabi Range

• Northshore Mining

Company	Magnetite	100.00%		4.4	3.9	4.3	4.3 (8)	1989	2081

TOTAL				40.3	36.2	41.0	34.1

(1)	Tons are long tons of 2,240 pounds.

(2)	Based on full production at current annual capacity without regard to economic feasibility.

(3)	CCIC receives royalties and management fees.

(4)	In 2000, the Company acquired Wheeling-Pittsburgh Steel Corporation’s 12.4375% indirect interest in the Empire Iron Mining Partnership (See discussion on page 3).

(5)	Expenditures in 1998 increased capacity to 7.8 million tons for 1999. The predominant ore reserves are hematite.

(6)	CMC receives no royalty payments with respect to such mine, but does receive management fees.

(7)	On January 5, 2001, LTV Steel Company, Inc., the owner of LTV Steel Mining Company Mine, permanently shutdown the mine and all operations (See discussion on page 4).

(8)	Northshore can produce 4.8 million tons of standard pellets.

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

      Production and Sales Information. The Company’s sales are subject to, or influenced by, seasonal factors in the first quarter of the year, as the shipments and sale of iron ore are restricted by weather conditions.

      The Company’s managed capacity is approximately 34.1 million tons, or 41% of total pellet capacity in North America, and the Company’s annual North American pellet sales capacity in 2000 was 11.8 million tons. In 2000, the Company produced 11.8 million tons of pellets in North America for its own account.

      In 2000, the Company produced 29.2 million gross tons of iron ore (including 7.8 million tons produced at LTVSMC which ceased operations on January 5, 2001) in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Algoma Steel Company, Bethlehem Steel Corporation, Ispat Inland Inc., LTV Steel Company and Stelco Inc., aggregated 26.2 million gross tons, or 90%. The largest such participant accounted for 33% of such production.

      During 2000, the Company made sales of iron ore and pellets, which were produced for its own account or purchased from others, to 14 U.S., Canadian and European iron and steel manufacturing companies. No major multi-year sales contracts are due to expire before December 31, 2002. In 2000, Weirton Steel Company, AK Steel Company, and Rouge Steel Company, directly and indirectly accounted for 17%, 14%, and 13%, respectively, of total revenues.

      In May 2000, the Company negotiated a ten-year pellet sales agreement with LTV to supply LTV with the majority of its pellet requirements. Sales over the 10-year contract terms could total more than 50 million tons if LTV continues to produce at or near current levels and performs under the contract terms. To date in the bankruptcy proceeding, LTV has neither affirmed nor rejected the agreement. Sales under the contract were less than .2 million tons in 2000; expected sales in 2001 will be impacted by the liquidation of LTVSMC’s remaining pellet inventory and business conditions. In May, 2000, LTV granted the Company an exclusive option to purchase the LTVSMC assets in exchange for assumption of environmental and reclamation obligations and other consideration at LTVSMC. The Company has until March 31, 2001 to exercise the option. The Company does not believe iron ore pellets can be produced at the LTVSMC Mine economically, but is investigating whether alternative uses or the disposition of the assets would be advantageous.

      Rail Transportation. The Company, through a wholly-owned subsidiary, owns a 99.5% stock interest in Lake Superior & Ishpeming Railroad Company. The railroad operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad for delivery to Lake Michigan at Escanaba, Michigan. In 2000, 81% of the railroad’s revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad’s rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

Ferrous Metallics

      Cliffs and Associates Limited (“CAL”), a venture in Trinidad and Tobago, completed construction in April, 1999 of a facility designed to produce premium quality hot-briquetted iron (“HBI”) to be marketed to the steel industry. The HBI facility has produced sufficient reduced iron to demonstrate that the Circored(R) process technology will yield a product that meets the quality specifications that were established, including high metalization rates. At design, the facility is expected to produce 500,000 metric tons annually. However, sustained levels of briquette production could not be achieved, and in May, 2000, start-up activities were temporarily suspended in order to evaluate plant reliability and make modifications to portions of the plant. The plant was restarted on July 1, 2000 to test the functionality and reliability of the initial modifications and to gain additional operating experience. Results of this five-week test were positive. Although a small quantity of commercial grade briquettes was produced, replacing the discharge system was necessary to improve material flow and obtain consistent feed of HBI to the briquetting machines. The modifications are targeted for completion in the first quarter of 2001.

      On July 28, 2000, LTV announced a decision to withdraw its financial support for CAL. On November 20, 2000, a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) completed the acquisition of LTV’s 46.5 percent interest in CAL for $2 million (Company share —$1.7 million) and additional future payments, that could total $30 million through 2020 depending on CAL’s production, sales volume and price realizations. Upon acquisition, the Company’s ownership in CAL increased to 86.9 percent (previously 46.5 percent). The Company has consolidated CAL for financial reporting purposes since the acquisition.

      Subsequent to LTV’s withdrawal of financial support for CAL in late July, 2000, it was estimated that $45 million of additional investment (of which $16.6 million has been invested through December 31, 2000) would be required for CAL to attain sustained production and generate positive cash flow, consisting of capital expenditures of $15 million, working capital of $15 million, and cash start-up costs of $15 million. Lurgi has agreed to fund a disproportionate share of the capital expenditures through in kind contribution of the new discharge system, which increases its ownership. As a result, the Company’s ownership in CAL at December 31, 2000 decreased to 84.4 percent. If the full $45 million is required, the Company’s additional investment will be $33 million (of which $11.6 million has been funded at December 31, 2000), and the Company will own approximately 82.4 percent of CAL.

      The primary business risk faced by the Company in ferrous metallics is the as yet undemonstrated capability of the Trinidad facility to produce a sustained quantity of commercial grade HBI at a cost level necessary to achieve profitable operations given the market for HBI.

CREDIT AGREEMENT AND SENIOR NOTES

      In 1995, the Company entered into a Credit Agreement with Chemical Bank (now Chase Manhattan Bank), as Agent for a six-bank lending group, pursuant to which the Company may borrow up to $100 million as revolving loans. The Credit Agreement was amended at various times to reduce interest rates and fees and extend the expiration date to May 31, 2003. Interest on borrowings are based on various interest rates as defined in the Credit Agreement and as selected by the Company pursuant to the terms of the Credit Agreement. On January 8, 2001, the Company borrowed $65 million on the facility for general operating and working capital requirements. The loan interest rate, based on the LIBOR rate plus a premium, is fixed at 6.1% through July 8, 2001. Loan repayment timing is subject to future uncertainty, but the Company expects to repay the loan by the end of 2001.

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

      Other competitive forces have effectively become large factors in the iron ore business. With respect to a significant portion of steelmaking in North America, electric furnaces built by “minimills” have replaced the use of iron ore pellets with scrap metal in the steelmaking process. Imported steel slabs also replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors also effectively competes with the Company’s iron ore pellets. In 2000, imported steel, and particularly imported slabs, had a significant impact on steelmaking in the United States, which has adversely affected the demand for iron ore pellets.

      The HBI from the CAL venture in Trinidad, and Tobago, in which the Company has a controlling interest, is in competition with other direct reduced iron products (produced both domestically and internationally), other scrap substitutes, premium grade scrap and pig iron.

      Competition among the sellers of iron units is predicated upon the usual competitive factors of price, availability of supply, product performance, service and cost to the consumer.

ENVIRONMENT, EMPLOYEES, ENERGY, AND RESEARCH AND DEVELOPMENT

      Environment. In the construction of the Company’s facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company’s commitment to environmental preservation resulted in North American capital expenditures of $ 4.1 million in 1999 and $5.6 million in 2000. It is estimated that approximately $2.7 million will be spent in 2001 for environmental control facilities.

      The Company received notice in 1983 from the U.S. Environmental Protection Agency (“U.S. EPA”) that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site, located in the Upper Peninsula of the State of Michigan, which is not related to the Company’s iron ore mining business. The Cliffs-Dow site was used prior to 1973 for the disposal of wastes from charcoal production by a joint venture of the Company, the Dow Chemical Company and afterward by a successor in interest, Georgia-Pacific Corporation. The Company and other potentially responsible parties voluntarily participated in the preparation of a Remedial Investigation and Feasibility Study with respect to the Cliffs-Dow site, which concluded with the publication by the U.S. EPA of a Record of Decision dated September 27, 1989 setting forth the selected remedial action plan adopted by the U.S. EPA for the

Cliffs-Dow site. The Company and other potentially responsible parties have completed remedial action satisfactory to the U.S. EPA at an approximate cost of $8 million, of which the Company’s share was $1.7 million. The Cliffs-Dow site was delisted by the U.S. EPA from the Superfund Site list in the latter part of year 2000. Settlement of U.S. EPA’s oversight cost recovery claim of $.4 million (Company’s share $.1 million) is pending. The Company believes it has a right to continued contribution from the other potentially responsible parties for the costs of any further remedial action which may be required at the Cliffs-Dow site.

      The Company has sufficient financial reserves at December 31, 2000 to provide for its expected share of the cost of the remedial actions at the above mentioned site. For additional information on the Company’s environmental matters, see Note 4 in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2000.

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

      Employees. As of December 31, 2000, CCIC and CMC and the North American independent mining ventures had 4,636 employees (including 1,141 employed by LTVSMC, which ceased operations on January 5, 2001), of which 3,816 were hourly employees (including 993 employed by LTVSMC). Hourly employees are represented by the United Steelworkers of America (“United Steelworkers”) under collective bargaining agreements. In August 1999, five-year labor agreements were ratified between the Hibbing Taconite, Tilden and Empire Mines and the United Steelworkers covering the period to August 1, 2004. Also, in 1999, an agreement was entered into with the United Steelworkers covering the employees of Wabush Mines, which agreement expires on March 1, 2004.

      As of December 31, 2000, Northshore had 522 salaried employees, none of whom are represented by a union; Cliffs Reduced Iron Management Company had 2 salaried employees and CAL had 68 salaried employees; Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 252 salaried executive, managerial, administrative and technical employees; and the Lake Superior & Ishpeming Railroad had 165 employees.

      Energy. The Empire and Tilden Mines have electric power supply contracts with Wisconsin Electric Power Company which are effective through 2007. The power supply contracts include an energy price cap and certain power curtailment features.

      Electric power for Hibbing Taconite is supplied by Minnesota Power, Inc., under an agreement which continues to December, 2008. The Agreement includes certain take-or-pay commitments and an energy price cap.

      LTVSMC generated the majority of its requirements prior to closure.

      Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore’s energy requirements, has an interconnection agreement with Minnesota Power, Inc. for backup power and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to the year 2011. In 2000, the interconnection agreement with Minnesota Power, Inc. was extended to April 30, 2001 to provide additional backup power and other cost-effective services.

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

      The Company has contracts providing for the transport of natural gas for its United States iron ore operations. The Empire and Tilden Mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. Wabush Mines has the capability of burning oil and coke breeze. Hibbing Taconite and Northshore have the capability of burning natural gas and oil. During 2000, the U.S. mines burned natural gas as their primary fuel; however, with rising natural gas prices, the pelletizing operations switched to alternate fuels when practicable. Wabush Mines used oil, supplemented with coke breeze.

      Significant increases in 2000 energy costs added almost $14 million to the Company’s cost of goods sold compared to 1999. Any substantial unmitigated interruption of energy supply could be materially adverse to the Company.

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

      As reported in the Company’s Form 10-Q for Quarter ended June 30, 2000, in April, 2000, Northshore, an indirect wholly-owned subsidiary of the Company, received a notice of violation from the Minnesota Pollution Control Agency (“MPCA”) alleging violations of Northshore’s 1996 National Pollutant Discharge Elimination System/State Disposal System Permit concerning its disposal practices relating to ash and fines from its power plant. Among other things, the Permit required that before March 31, 2000, Northshore (i) cease utilizing a temporary landfill at its Mile Post 7 Tailings Basin area for disposal of fly ash, bottom ash, and pyritic coal fines from Northshore’s power plant and (ii) remove all ash and fines (approximately 93,000 cubic yards) into a permitted industrial waste disposal facility. On March 31, 2000, Northshore ceased using the temporary landfill for currently-generated ash and fines. On July 10, 2000, Northshore received a solid waste permit from the MPCA for a proposed industrial solid waste land disposal facility to be constructed elsewhere on Northshore property. Northshore has now completed construction of this facility and is operating same. The MPCA has provided Northshore a draft Stipulation Agreement incorporating the violations relating to the fly ash and fines disposal and removal, together with other non-material water violations, and referencing potential civil penalties in the amount of approximately $370,000 and other non-monetary requirements regarding such violations, which Agreement is presently under negotiation. While the outcome of negotiations is uncertain, Northshore desires to settle these matters and is endeavoring to achieve a reduction in the amount of the proposed fine. Subsequent to the most recent negotiating session, two events have occurred which could alter, adversely to Northshore, the MPCA’s position regarding the amount of fines to be paid by Northshore under the Stipulation Agreement, though the MPCA has not yet indicated its position with respect to these events: (a) it was discovered that Northshore’s estimate of the volume of ash and fines in the temporary landfill (see ii above) was too low by approximately 50,000 cubic yards; and (b) on October 22, 2000 there was a rupture in Northshore’s tailings pipeline as a consequence of which approximately 14,000 tons or 10,200 cubic yards of tailings were spilled, which required significant environmental clean-up activities. The MPCA has indicated that it desires to cover in the Stipulation Agreement any environmental violations resulting from the spill once its investigation is complete. The extent to which the MPCA may seek additional fines or other remedies as a result of these two events is currently unknown.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Position with the Company
Name	as of February 1, 2001	Age

J. S. Brinzo	Chairman and Chief Executive Officer	59

T. J. O’Neil	President and Chief Operating Officer	60

W. R. Calfee	Executive Vice President-Commercial	54

C. B. Bezik	Senior Vice President-Finance	47

E. C. Dowling	Senior Vice President-Operations	45

J. W. Sanders	Senior Vice President-International Development	58

J. A. Trethewey	Senior Vice President-Operations Services	56

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

October 1, 1995 to June 30, 1997.

Executive Vice President-Finance and Planning, Company,

July 1, 1997 to November 9, 1997.

President and Chief Executive Officer, Company,

November 10, 1997 to December 31, 1999.

Chairman and Chief Executive Officer, Company,

January 1, 2000 to date.

T. J. O’Neil	Executive Vice President-Operations, Company,

October 1, 1995 to December 31, 1999.

President and Chief Operating Officer, Company,

January 1, 2000 to date.

W. R. Calfee	Executive Vice President-Commercial, Company,

October 1, 1995 to date.

C. B. Bezik	Vice President and Treasurer, Company,

October 1, 1995 to November 9, 1997.

Senior Vice President-Finance, Company,

November 10, 1997 to date.

E. C. Dowling	Senior Vice President-Operations,

Cyprus Climax Metals Company,

October, 1994 to September, 1996.

Senior Vice President-Director Process Management

and Engineering,

Cyprus Amax Minerals Company,

September, 1996 to April, 1998.

Senior Vice President-Operations, Company,

April 15, 1998 to date.

J. W. Sanders	Senior Vice President-Technical, Company,

October 1, 1995 to June 30, 1997.

Senior Vice President-International Development, Company,

July 1, 1997 to date.

J. A. Trethewey	Vice President-Operations Liaison, Company,

October 1, 1995 to June 30, 1997.

Vice President-Operations Services, Company,

July 1, 1997 to May 31, 1999.

Senior Vice President-Operations Services, Company,

June 1, 1999 to date.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Exchange Information

Stock Exchange Information for Cleveland-Cliffs Inc common shares (ticker symbol CLF) is the New York Stock Exchange. The shares are also listed on the Chicago Stock Exchange.

Common Share Price Performance And Dividends

	Price Performance

	2000		1999		Dividends

	High	Low	High	Low	2000	1999

First Quarter	$31.38	$22.00	$43.56	$32.94	$.375	$.375

Second Quarter	26.25	21.94	41.44	31.81	.375	.375

Third Quarter	27.25	22.56	34.50	30.06	.375	.375

Fourth Quarter	23.19	19.69	31.94	26.81	.375	.375

Year	31.38	19.69	43.56	26.81	$1.50	$1.50

Sales of Unregistered Securities

During the year 2000, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 26,003 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for cash to the Trustee of the Trust maintained under the VNQDC Plan. The sale of 21,364 Common Shares, for an aggregate consideration of $489,983.34, was previously reported on the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000. This sale was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 (“1933 Act”) pursuant to elections made by three executive officers under the VNQDC Plan. The sale of the remaining 4,639 Common Shares for an aggregate consideration of $116,151.34 was made to four managerial employees under Section 4(2) of the 1933 Act.

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial and Other Statistical Data
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	2000	1999	1998

Financial Data (In Millions, Except Per Share Amounts)
For The Year

Operating Earnings (a)

Operating Revenues - Product Sales and Services	$379.4	$316.1	$465.7

- Royalties and Management Fees	50.7	48.5	49.7

- Total	430.1	364.6	515.4

Cost of Goods Sold and Operating Expenses and AS&G Expenses	398.9	345.4	438.3

Operating Earnings	31.2	19.2	77.1

Net Income (Loss) (a)	18.1	4.8	57.4

Net Income (Loss) Per Common Share (a)

Basic	1.74	.43	5.10

Diluted	1.73	.43	5.06

Cash Flow from Operations Before Changes in Operating Assets and Liabilities	76.9	35.6	75.1

Distributions to Common Shareholders:

Regular Cash Dividends - Per Share	1.50	1.50	1.45

- Total	15.7	16.7	16.3

Special Dividends - Per Share

- Total

Repurchases of Common Shares	15.6	17.2	11.5

At Year-End

Cash and Marketable Securities	29.9	67.6	130.3

Total Assets	727.8	679.7	723.8

Long-Term Obligations Effectively Serviced (c)	74.0	74.7	75.4

Shareholders’ Equity	402.0	407.3	437.6

Book Value Per Common Share	39.73	38.27	39.25

Market Value Per Common Share	21.56	31.13	40.31

Iron Ore Production and Sales Statistics (Millions of Gross Tons)

Production From Mines Managed By Cliffs:

North America	41.0	36.2	40.3

Australia

Total	41.0	36.2	40.3

Cliffs’ Share	11.8	8.8	11.4

Cliffs’ Sales From:

North American Mines	10.4	8.9	12.1

Australian Mine

Total	10.4	8.9	12.1

Other Information

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (d)	44.2	27.9	87.1

Earnings Before Interest and Taxes (EBIT) (d)	18.6	5.4	66.8

Common Shares Outstanding (Millions) - Average For Year	10.4	11.1	11.3

- At Year-End	10.1	10.6	11.2

Common Shares Price Range - High	$31.38	$43.56	$57.69

- Low	19.69	26.81	36.06

Employees at Year-End (e)	5,645	5,947	6,029

(a)	Results include an after-tax, $9.9 million, recovery of an insurance claim, $5.2 million federal income tax credit, and a $7.1 million charge relating to a common stock investment (combined $.77 per share) in 2000; 1999 $4.4 million ($.39 per share) recovery relating primarily to prior years’ state tax refunds; 1998 federal income tax credit $3.5 million ($.31 per share); 1997 after-tax credits of $8.8 million ($.77 per share); net contributions from non-recurring items and extraordinary charge of $2.4 million ($.20 per share) in 1995, recoveries on bankruptcy claims of $23.2 million ($1.92 per share) and $47.1 million ($4.00 per share) in 1993 and 1990, respectively, and a $38.7 million ($3.23 per share) after-tax charge for accounting changes in 1992. Operating results reflect the acquisition of a majority interest of CAL in the fourth quarter of 2000, and the acquisition of Northshore in the fourth quarter of 1994.

	1997	1996	1995

Financial Data (In Millions, Except Per Share Amounts)

For The Year
Operating Earnings (a)
Operating Revenues - Product Sales and Services	$406.1	$470.1	$424.8
- Royalties and Management Fees	47.5	51.5	49.5

- Total	453.6	521.6	474.3
Cost of Goods Sold and Operating Expenses and AS&G Expenses	386.7	428.0	385.1

Operating Earnings	66.9	93.6	89.2
Net Income (Loss) (a)	54.9	61.0	57.8
Net Income (Loss) Per Common Share (a)
Basic	4.83	5.26	4.84
Diluted	4.80	5.23	4.82
Cash Flow from Operations Before Changes in Operating Assets and Liabilities	74.3	89.6	84.7

Distributions to Common Shareholders:
Regular Cash Dividends - Per Share	1.30	1.30	1.30
- Total	14.8	15.1	15.5
Special Dividends - Per Share
- Total
Repurchases of Common Shares	4.9	19.5	10.8

At Year-End
Cash and Marketable Securities	115.9	169.4	148.8
Total Assets	694.3	673.7	644.6
Long-Term Obligations Effectively Serviced (c)	74.9	72.9	76.3
Shareholders’ Equity	407.4	370.6	342.6
Book Value Per Common Share	36.02	32.59	28.96
Market Value Per Common Share	45.81	45.38	41.00

Iron Ore Production and Sales Statistics (Millions of Gross Tons)

Production From Mines Managed By Cliffs:
North America	39.6	39.9	39.6
Australia		1.6	1.5

Total	39.6	41.5	41.1
Cliffs’ Share	10.9	12.0	11.3

Cliffs’ Sales From:
North American Mines	10.4	11.0	10.4
Australian Mine	.3	1.7	1.5

Total	10.7	12.7	11.9

Other Information
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (d)	87.8	108.2	85.6
Earnings Before Interest and Taxes (EBIT) (d)	68.9	90.6	68.8
Common Shares Outstanding (Millions) - Average For Year	11.4	11.6	11.9
- At Year-End	11.3	11.4	11.8
Common Shares Price Range - High	$47.13	$46.88	$46.75
- Low	40.00	36.25	36.13
Employees at Year-End (e)	5,951	6,251	6,411

	1994	1993			1992

Financial Data (In Millions, Except Per Share Amounts)

For The Year
Operating Earnings (a)
Operating Revenues - Product Sales and Services	$348.5	$280.4			$288.9
- Royalties and Management Fees	44.7	39.7			43.8

- Total	393.2	320.1			332.7
Cost of Goods Sold and Operating Expenses and AS&G Expenses	329.5	280.8			297.5

Operating Earnings	63.7	39.3			35.2
Net Income (Loss) (a)	42.8	54.6			(7.9)
Net Income (Loss) Per Common Share (a)
Basic	3.54	4.55			(.66)
Diluted	3.53	4.53			(.66)
Cash Flow from Operations Before Changes in Operating Assets and Liabilities	54.5	34.8			49.7

Distributions to Common Shareholders:
Regular Cash Dividends - Per Share	1.23	1.20			1.18
- Total	14.8	14.4			14.1
Special Dividends - Per Share		2.70	(b	)
- Total		32.4	(b	)
Repurchases of Common Shares

At Year-End
Cash and Marketable Securities	141.4	161.0			128.6
Total Assets	608.6	549.1			537.2
Long-Term Obligations Effectively Serviced (c)	84.2	88.6			92.1
Shareholders’ Equity	311.4	280.4			269.5
Book Value Per Common Share	25.74	23.25			22.47
Market Value Per Common Share	37.00	37.38			35.63

Iron Ore Production and Sales Statistics (Millions of Gross Tons)

Production From Mines Managed By Cliffs:
North America	35.2	32.3			32.9
Australia	1.5	1.5			1.5

Total	36.7	33.8			34.4
Cliffs’ Share	8.3	6.8			7.3

Cliffs’ Sales From:
North American Mines	8.2	6.4			6.0
Australian Mine	1.5	1.4			1.3

Total	9.7	7.8			7.3

Other Information
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (d)	70.6	86.7			50.9
Earnings Before Interest and Taxes (EBIT) (d)	56.2	73.2			36.8
Common Shares Outstanding (Millions) - Average For Year	12.1	12.0			12.0
- At Year-End	12.1	12.1			12.0
Common Shares Price Range - High	$45.50	$37.50			$40.38

- Low	34.00	28.75			29.50

Employees at Year-End (e)	6,504	6,173			6,594

	1991	1990

Financial Data (In Millions, Except Per Share Amounts)

For The Year
Operating Earnings (a)
Operating Revenues - Product Sales and Services	$290.8	$299.5
- Royalties and Management Fees	45.8	37.7

- Total	336.6	337.2
Cost of Goods Sold and Operating Expenses and AS&G Expenses	294.2	307.0

Operating Earnings	42.4	30.2
Net Income (Loss) (a)	53.8	73.8
Net Income (Loss) Per Common Share (a)
Basic	4.55	6.31
Diluted	4.51	6.26
Cash Flow from Operations Before Changes in Operating Assets and Liabilities	106.0	32.1

Distributions to Common Shareholders:
Regular Cash Dividends - Per Share	1.03	.80
- Total	12.1	9.3
Special Dividends - Per Share	4.00
- Total	47.0
Repurchases of Common Shares

At Year-End
Cash and Marketable Securities	95.9	96.0
Total Assets	478.7	510.9
Long-Term Obligations Effectively Serviced (c)	65.0	82.4
Shareholders’ Equity	290.8	290.8
Book Value Per Common Share	24.40	24.88
Market Value Per Common Share	36.13	27.13

Iron Ore Production and Sales Statistics (Millions of Gross Tons)

Production From Mines Managed By Cliffs:
North America	32.1	31.7
Australia	1.3	2.2

Total	33.4	33.9
Cliffs’ Share	7.0	6.6

Cliffs’ Sales From:
North American Mines	6.0	6.5
Australian Mine	1.3	.3

Total	7.3	6.8

Other Information
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (d)	81.3	119.2
Earnings Before Interest and Taxes (EBIT) (d)	65.3	103.8
Common Shares Outstanding (Millions) - Average For Year	11.8	11.7
- At Year-End	11.9	11.7
Common Shares Price Range - High	$36.50	$35.00
- Low	25.00	19.63
Employees at Year-End (e)	6,709	6,900

(b)	Includes securities at market value on distribution date.

(c)	Includes the Company’s share of ventures and equipment acquired on capital leases.

(d)	EBITDA and EBIT are not presented as substitute measures of operating results or cash flow from operations but because they are widely accepted indicators of a company’s ability to acquire and service debt.

(e)	Includes employees of managed mining ventures, of which 1,141 (at December 31, 2000) were employees of LTV Steel Mining Company that ceased operations on January 5, 2001.

At December 31, 2000, the Company had 2,579 shareholders of record.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In 2000, Cleveland-Cliffs Inc (“Company”) had net income of $18.1 million, or $1.73 per share (references to per share earnings are “diluted earnings per share”) versus net income for the year 1999 of $4.8 million, or $.43 per share. Following is a summary of results for the years 2000, 1999 and 1998:

	(In millions, except per share amounts)

	2000	1999	1998

Net income before special items	$10.1	$.4	$53.9

Special items	8.0	4.4	3.5

Net income

- Amount	$18.1	$4.8	$57.4

- Per share (basic)	$1.74	$.43	$5.10

- Per share (diluted)	$1.73	$.43	$5.06

Average number of shares (in thousands)

- Basic	10,393	11,076	11,248

- Diluted	10,439	11,124	11,336

2000 versus 1999

Net income for the year 2000 of $18.1 million, or $1.73 per share, included three special items:

•	a $9.9 million after-tax recovery on an insurance claim related to lost 1999 sales;
•	a $5.2 million tax credit reflecting a reassessment of income tax obligations based on current audits of prior years’ federal tax returns; and
•	a $7.1 million after-tax charge to recognize the decrease in value of the Company’s investment in LTV common stock.

Year 1999 net income included favorable after-tax income adjustments of $4.4 million that related primarily to prior years’ state tax refunds. Excluding special items in both years, net income in 2000 of $10.1 million was $9.7 million higher than 1999 net income of $.4 million. The $9.7 million improvement in 2000 net income before special items reflected higher income before income taxes, $14.4 million, partially offset by higher income taxes, $4.7 million. The increase in pre-tax income before special items was primarily due to:

ITEM 7. (Continued)

•	An improvement of $19.2 million in pellet sales margin from the 1999 negative margin of $20.0 million. Following is a summary comparison of sales margin for 2000 and 1999:

	(In Millions)

			Increase (Decrease)

	2000	1999	Amount	Percent

Sales (Tons)	10.4	8.9	1.5	17%

Revenue from product sales and services	$379.4	$316.1	$63.3	20%

Cost of goods sold and operating expenses	380.2	336.1	44.1	13%

Sales margin (loss)	$(.8)	$(20.0)	$19.2	96%

Revenue from product sales and services increased $63.3 million primarily due to the 1.5 million ton sales volume increase along with a modest improvement in average sales price realization. The increase in cost of goods sold and operating expenses reflected the increase in volume, production curtailments in 1999 and significant increases in energy rates, which added almost $14 million to cost in 2000.

•	Royalty and management fees, including amounts paid by the Company as a participant in the mining ventures, of $50.7 million in 2000 versus $48.5 million in 1999, an increase of $2.2 million, primarily due to increased production at Tilden Mine.

•	Higher other income, $3.3 million, including insurance company demutualization proceeds, favorable settlement of a legal dispute, and gains from sales of non-strategic lands.

Partially offsetting were:

•	Higher Cliffs and Associates Limited (“CAL”) pre-operating losses, $4.5 million, reflecting continuing plant start-up difficulties, holding costs during plant modifications, and the Company’s increased ownership in the venture as of November 20, 2000. (See Ferrous Metallics.)

•	Increased administrative, selling and general expense, $2.6 million, due to higher active and retiree medical costs and pensions, and increased management incentive compensation expense.

•	Higher other expenses, $2.0 million, largely reflecting the reserving of amounts related to administrative services and management fees from LTV’s wholly-owned LTV Steel Mining Company (“LTVSMC”) as a result of the LTV’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000.

•	Higher interest expense, $1.2 million, resulting from the cessation of interest capitalization in April, 1999 on the construction of CAL’s hot briquetted iron (“HBI”) facility in Trinidad and Tobago.

The $4.7 million increase in income taxes before special items was principally due to higher pre-tax income.

1999 versus 1998

Net income for 1999 was $4.8 million, or $.43 per share, compared to 1998 net income of $57.4 million, or $5.06 per share. Year 1999 net income included favorable after-tax income adjustments of $4.4 million that related primarily to prior years’ state tax refunds (recorded as a reduction to cost of goods sold).

ITEM 7. (Continued)

Year 1998 net income included a $3.5 million favorable income tax adjustment related to audits of prior years’ federal tax returns. Excluding special items in both years, net income was $.4 million in 1999, a decrease of $53.5 million from 1998.

The $53.5 million decrease in net income before special items reflected lower income before income taxes of $73.9 million, partially offset by a $20.4 million decrease in income taxes. The decrease in pre-tax income before special items was primarily due to:

•	Negative pellet sales margin of $20.0 million in 1999 compared to a margin of $46.1 million in 1998, a decrease of $66.1 million summarized as follows:

	(In Millions)

			Increase (Decrease)

	1999	1998	Amount	Percent

Sales (Tons)	8.9	12.1	(3.2)	(26)%

Revenue from product sales and services	$316.1	$465.7	$(149.6)	(32)%

Cost of goods sold and operating expenses	336.1	419.6	(83.5)	(20)%

Sales margin (loss)	$(20.0)	$46.1	$(66.1)	(143)%

Revenue from product sales and services decreased by $149.6 million, primarily due to decreased sales volume due to blast furnace outages, and lower average sales price realization, reflecting lower pellet pricing and the mix of contracts. The decrease in cost of goods sold and operating expenses was not proportional to the decrease in sales volume due to fixed costs incurred during production curtailments to balance production with the lower sales volume.

•	Higher pre-operating losses from CAL, $6.8 million, reflecting start-up and commissioning costs on CAL’s HBI project in Trinidad and Tobago.

•	Higher interest expense, $3.3 million, resulting from the cessation of interest capitalization when construction of the HBI facility was completed in April, 1999.

•	Lower interest income, $2.1 million, due to lower average cash balances throughout the year.

•	Lower royalty and management fees in 1999, including amounts paid by the Company as a participant in the mining ventures, $1.2 million, mainly due to lower production.

•	Partially offsetting was lower administrative, selling and general expense, $2.6 million, including lower management incentive compensation, cost reduction initiatives and a 10 percent reduction of corporate staff in the first quarter of 1999.

•	Other expenses also decreased $3.9 million, including lower business development expenses and an increase in the allowance for doubtful accounts recorded in 1998 related to the Acme bankruptcy.

The $20.4 million decrease in income taxes before special items was primarily due to the decrease in pre-tax income and the favorable impact of percentage depletion.

ITEM 7. (Continued)

Cash Flow and Liquidity

At December 31, 2000, the Company had cash and cash equivalents of $29.9 million. In addition, the full amount of a $100 million unsecured revolving credit facility was available.

Following is a summary of 2000 cash flow activity:

(In Millions)

Cash flow from operations:

Before changes in operating assets and liabilities	$76.9

Changes in operating assets and liabilities	(48.9)

Net cash from operations	28.0

Capital expenditures	(23.4)

Investment and advances in Cliffs and Associates Limited	(13.8)

Purchase of CAL interest from LTV	(1.7)

Dividends	(15.7)

Repurchases of common shares	(15.6)

Contributions to CAL of minority shareholder	4.2

Other	.3

Decrease in cash and cash equivalents	$(37.7)

The $48.9 million increase in operating assets and liabilities primarily reflected higher iron ore inventories, $54.2 million.

Following is a summary of key liquidity measures:

	At December 31 (In Millions)

	2000	1999	1998

Cash and cash equivalents	$29.9	$67.6	$130.3

Working capital	$145.8	$143.4	$176.1

Ratio of current assets to current liabilities	2.4:1	3.0:1	3.1:1

In 2001, the Company expects to receive refunds of approximately $14 million of current and prior years’ federal tax payments associated with the Company’s adjustment of its CAL tax basis of properties. Separately, an additional tax and interest payment of approximately $5 million related to the anticipated settlement of audit issues for tax years 1995 and 1996 is expected in 2001. A $5.2 million non-cash favorable adjustment of the Company’s tax obligations related to the audit was recorded in 2000 results.

From time to time, in the normal course of business, the Company enters into contracts to purchase iron ore to meet customer quality specifications or fulfill anticipated or forecasted shortfalls. The Company has committed to purchase approximately $19 million of pellets in 2001.

The Company anticipates that its share of capital expenditures related to the iron ore business, which were $23.4 million in 2000, will be significantly reduced in 2001. The estimate for 2001 capital expenditures is highly uncertain, and will depend on production levels at the Company-managed mines and the financial position of the mine owners. The Company expects to fund its share of capital expenditures from current operations.

ITEM 7. (Continued)

Capitalization

Long-term debt of the Company consists of $70 million of senior unsecured notes, with a fixed interest rate of 7.0 percent, which are scheduled to be repaid on December 15, 2005. In addition to the senior unsecured notes, the Company, including its share of mining ventures, had capital lease obligations at December 31, 2000 of $4.0 million, which are largely non-recourse to the Company. The Company has a $100 million revolving credit agreement, which expires on May 31, 2003. On January 8, 2001, the Company borrowed $65 million on the facility for general operating and working capital requirements. The loan interest rate, based on the LIBOR rate plus a premium, is fixed at 6.1 percent through July 8, 2001. Loan repayment timing is subject to future uncertainty, but the Company expects to repay the loan by the end of 2001.

In 2000 and 1999, the Company purchased .7 million and .6 million shares of its Common Shares at a cost of $15.6 million and $17.2 million, respectively. Through December 31, 2000, the Company has purchased 2.4 million shares at a total cost of $79.5 million under its authorization to repurchase up to 3.0 million Common Shares. The shares will initially be retained as Treasury Stock. On January 9, 2001, the Company announced a reduction in its quarterly dividends on Common Shares to $.10 per share from the previous dividend rate of $.375 per share.

Iron Ore

After a modest improvement in the first half of 2000, North American steel industry fundamentals deteriorated significantly in the second half of the year. Weak steel order books and price decreases attributable to slowing economies in the United States and Canada, high volumes of steel imports, and soaring energy costs have caused crisis conditions in the North American iron and steel industry. The Company is supporting steel industry efforts to combat unfair imports. LTV and Wheeling-Pittsburgh Steel Corporation (“Wheeling-Pittsburgh”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the fourth quarter of 2000, and several of the Company’s other partners and customers have curtailed raw steel production and experienced financial difficulties in the fourth quarter. Given the current conditions in the industry, significant uncertainty exists concerning the Company’s sales and production at its mines in 2001.

The Company ended the year 2000 with 3.3 million tons of iron ore pellet inventory, an increase of 1.9 million tons from 1999. Increased pellet sales of 1.5 million tons in 2000 were more than offset by an increase in the Company’s share of 2000 production.

The six mines managed by the Company produced 41.0 million tons of iron ore in 2000, compared to production of 36.2 million tons in 1999. The Company’s share of production was 11.8 million tons in 2000 versus 8.8 million tons in 1999. The increase was mainly due to production curtailments in 1999 which were undertaken to reduce inventory levels because of lower sales volume. The Company expects production at its five active mines in 2001 to be significantly below the combined 34.1 million ton capacity.

The Company’s iron ore pellet sales were 10.4 million tons in 2000 versus 8.9 million tons in 1999. The increase in iron ore pellet sales in 2000 was mainly due to the return of blast furnace operations at two customers that were out for most of 1999. The Company’s sales volume is largely committed under multi-year sales contracts, which are subject to changes in customer requirements. International iron ore pellet price changes impact certain of the Company’s multi-year sales contracts, which use international prices as price adjustment factors. Other factors impacting the Company’s average price realization under various sales contracts include mine operating costs, energy costs, and steel prices.

A wholly-owned subsidiary of LTV is a 25 percent partner in the Company-managed Empire Mine in Michigan. Since the bankruptcy filing, LTV has remained current with its Empire obligations.

ITEM 7.  (Continued)

At the time of the bankruptcy filing, LTV owed the Company approximately $2.3 million related to the Company’s management of LTVSMC in Minnesota, which amount the Company has reserved. In May 2000, LTV announced its intention to close LTVSMC in mid-2001 and later the intended closing date was advanced to February 22, 2001. Subsequent to its bankruptcy filing, LTV ceased operations at LTVSMC on January 5, 2001, more than a month ahead of schedule, due to conditions in the steel market and cost reduction efforts associated with the bankruptcy filing.

The Company signed a long-term agreement in May, 2000 to supply LTV with the majority of the iron ore it will need to purchase as a result of the closing of LTVSMC. Sales over the 10-year contract term could total more than 50 million tons if LTV continues to produce at or near current levels and performs under the contract terms. To date in the bankruptcy proceeding, LTV has neither affirmed nor rejected this agreement. Sales under the contract were less than .2 million tons in 2000; expected sales in 2001 will be impacted by the liquidation of LTVSMC’s remaining pellet inventory and business conditions. The Company had no trade accounts receivable exposure to LTV at the time of bankruptcy filing.

In May, 2000, LTV granted the Company an exclusive option to purchase the LTVSMC assets in exchange for assumption of environmental and reclamation obligations and other consideration at LTVSMC. The Company has until March 31, 2001 to exercise the option. The Company does not believe iron ore pellets can be produced there economically, but is investigating whether alternative uses or the disposition of the assets would be advantageous.

Prior to Wheeling-Pittsburgh’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code on November 16, 2000, the Company exercised its rights under existing agreements to acquire Wheeling-Pittsburgh’s 12.4375 percent indirect interest in Empire Mine. The acquisition of Wheeling-Pittsburgh’s interest in the Empire Mine increased the Company’s ownership share to 35 percent and share of production capacity from 1.8 million tons to 2.8 million tons. Subsequent to its Chapter 11 filing, Wheeling-Pittsburgh has requested an accounting for the acquisition transaction. At the time of the filing, the Company did not have a term sales contract with Wheeling-Pittsburgh and the Company’s trade receivable exposure was negligible.

In 1998, Acme Metals Incorporated and its wholly-owned subsidiary Acme Steel Company (collectively “Acme”), a partner in Wabush and an iron ore customer, petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had a $1.2 million pre-petition trade receivable from Acme, which has been fully provided. Since its filing, Acme has continued its relationship with Wabush and the Company. Sales to Acme in 2000 represented 3 percent of total sales volume.

The major business risk faced by the Company in iron ore is lower customer or venture partner consumption of iron ore from the Company’s managed mines which may result from competition from other iron ore suppliers; use of iron ore substitutes, including imported semi-finished steel; steel industry consolidation, rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. Loss of sales and/or royalty and management fee income on any such unmitigated loss of business would have a significantly greater impact on earnings than revenue, due to the high level of fixed costs in the iron mining business.

In 1999, the Company lost more than one million tons of iron ore pellet sales to Rouge Industries as a result of the extended shutdown of two blast furnaces following an explosion at the power plant that supplies Rouge. In 2000, the Company recorded a pre-tax insurance recovery and received proceeds on the claim of $15.3 million ($9.9 million after-tax). The Company continues to pursue modest additional recoveries, but given the complexity of the insurance issues, any additional amounts will not be recorded until all outstanding matters are resolved.

ITEM 7.  (Continued)

The Company held 842,000 shares of LTV common stock, which were originally valued at $11.5 million, or $13.65 per share. As of June 30, 2000, the investment was reclassified to “trading” and accordingly changes in market value were recognized in earnings as they occurred. The Company has recognized a reduction to 2000 earnings of $10.9 million pre-tax ($7.1 million after-tax) related to the investment. In August 2000, the Company commenced a program to reduce its investment in the LTV common stock and through December 31, had sold 300,000 shares, with the remaining shares sold in January, 2001.

Five-year labor agreements between the United Steelworkers of America (“USWA”) and the Empire, Hibbing, and Tilden mines were ratified in August 1999. The agreements, which were patterned after agreements negotiated by major steel companies, provide employees with improvements in pensions, wages, and other benefits. The agreements also commit the mines and the union jointly to seek operating cost improvements. The Wabush Mine in Canada also settled on a five-year contract in July, 1999.

Ferrous Metallics

The Company’s strategy includes extending its business scope to produce and supply ferrous metallic products to an expanded customer base, including electric arc furnace steelmakers.

CAL, a venture in Trinidad and Tobago, completed construction in April, 1999 of a facility designed to produce premium quality HBI to be marketed to the steel industry. The HBI facility has produced sufficient reduced iron to demonstrate that the Circored(R) process technology will yield a product that meets the quality specifications that were established, including high metalization rates. However, sustained levels of briquette production could not be achieved, and in May, 2000, start-up activities were temporarily suspended in order to evaluate plant reliability and make modifications to portions of the plant. The plant was restarted on July 1, 2000 to test the functionality and reliability of the initial modifications and to gain additional operating experience. Results of this five-week test were positive. Although a small quantity of commercial grade briquettes was produced, replacing the discharge system was necessary to improve material flow and obtain consistent feed of HBI to the briquetting machines. The modifications are targeted for completion in the first quarter of 2001.

On November 20, 2000, a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) completed the acquisition of LTV’s 46.5 percent interest in CAL for $2 million (Company share —$1.7 million) and additional future payments, that could total $30 million through 2020 dependent on CAL’s production, sales volume and price realizations. LTV announced its decision to withdraw its financial support for CAL on July 28, 2000. Upon acquisition, the Company’s ownership in CAL increased to 86.9 percent (previously 46.5 percent). The Company has consolidated CAL for financial reporting purposes since the acquisition.

Subsequent to LTV’s withdrawal of financial support for CAL, it was estimated that $45 million of additional investment (of which $16.6 million has been invested through December 31, 2000) would be required for CAL to attain sustained production and generate positive cash flow, consisting of capital expenditures of $15 million, working capital of $15 million and cash start-up costs of $15 million. Lurgi has agreed to fund a disproportionate share of the capital expenditures through in kind contribution of the new discharge system, which increases its ownership. As a result, the Company’s ownership in CAL at December 31, 2000 decreased to 84.4 percent. If the full $45 million is required, the Company’s additional investment will be $33 million (of which $11.6 million has been funded at December 31, 2000), and the Company will own approximately 82.4 percent of CAL.

The primary business risk faced by the Company in ferrous metallics is the as yet undemonstrated capability of the Trinidad facility to produce a sustained quantity of commercial grade HBI at a cost level necessary to achieve profitable operations given the market for HBI.

ITEM 7.  (Continued)

Actuarial Assumptions

As a result of a decrease in long-term interest rates, the Company re-evaluated the rates used to calculate its pension and other postretirement benefit (“OPEB”) obligations. The discount rate used to calculate the Company’s pension and OPEB obligations was decreased to 7.75 percent at December 31, 2000 from 8.0 percent at December 31, 1999. The change in the discount rate assumption is projected to increase pension and OPEB expense for 2001 by approximately $.3 million.

Additionally, as a result of recent experience, the Company increased the medical trend rate assumption it utilizes in determining its OPEB obligation. An annual rate of increase in the per capita cost of covered healthcare benefits of 8.0 percent was assumed for 2001 (6.5 percent in 2000) decreasing to an annual rate of 5.0 percent in 2008 and annually thereafter. The increase in the trend rate assumption will increase the Company’s OPEB expense by $1.2 million in 2001.

The Company makes contributions to the pension plans within income tax deductibility restrictions in accordance with statutory requirements. In 2000, the Company contributed $1.7 million, including its share of ventures funding, an increase of $.6 million from 1999.

Environmental Costs

The Company has a formal code of environmental conduct which promotes environmental protection and restoration. The Company’s obligations for known environmental conditions at active and closed mining operations, and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with generally accepted accounting principles. Estimates may change as additional information becomes available. Actual costs incurred may vary from the estimates due to the inherent uncertainties involved. Potential insurance recoveries have not been reflected in the determination of the financial reserves.

At December 31, 2000, the Company had a reserve for environmental obligations, including its share of the environmental obligations of ventures, of $20.0 million ($20.6 million at December 31, 1999), of which $4.5 million is current. Payments in 2000 were $1.9 million (1999 —$1.0 million).

Market Risk

The Company is subject to a variety of market risks, including those caused by changes in the foreign currency fluctuations and changes in interest rates. The Company has established policies and procedures to manage such risks; however, certain risks are beyond the control of the Company.

The Company’s investment policy relating to its short-term investments (classified as cash equivalents) is to preserve principal and liquidity while maximizing the return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

A portion of the Company’s operating costs are subject to change in the value of the Canadian dollar. Derivative financial instruments, in the form of forward currency exchange contracts, have been utilized by the Company to manage exchange rate fluctuations of the Canadian dollar on the Company’s operating costs. The Company had no forward currency exchange contracts as of December 31, 2000. The Company does not engage in acquiring or issuing derivative financial instruments for trading purposes. At December 31, 1999, the notional amounts of the outstanding forward currency exchange contracts was $22.5 million, with a fair value of $.4 million, based on the December 31, 1999 forward rate.

ITEM 7.  (Continued)

As a result of significantly increasing natural gas prices in 2000, the Company’s managed mines entered into forward contracts as a hedge against continued expected price increases. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2000, the notional amounts of the outstanding forward contracts were $16.1 million (Company share —$5.4 million), with an unrecognized fair value gain of $11.4 million (Company share —$3.8 million) based on December 29, 2000 forward rates. The contracts mature at various times through April, 2001. No such contracts were utilized in 1999. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $2.8 million (Company share —$.9 million).

The Company has $70 million of long-term debt outstanding at a fixed interest rate of 7 percent due in December, 2005. A hypothetical increase or decrease of 10 percent from 2000 year-end interest rates would change the fair value of the debt by $1.4 million.

Forward-Looking Statements

The preceding discussion and analysis of the Company’s operations, financial performance and results, as well as material included elsewhere in this report, includes statements not limited to historical facts. Such statements are “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management’s beliefs and assumptions made on information currently available to it. Factors that could cause the Company’s actual results to be materially different from the Company’s expectations include, but are not limited to the following:

•	Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

•	Loss of major iron ore sales contracts, or failure of customers to perform under existing contracts;

•	Changes in the financial condition of the Company’s partners and/or customers;

•	Substantial changes in imports of steel, iron ore, or ferrous metallic products;

•	Development of alternate steel-making technologies;

•	Displacement of steel by competing materials;

•	Unanticipated changes in the market value of steel, iron ore or ferrous metallics;

•	Domestic or international economic and political conditions;

•	Major equipment failure, availability, and magnitude and duration of repairs;

•	Unanticipated geological conditions or ore processing changes;

•	Process difficulties, including the failure of new technology to perform as anticipated;

•	Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

ITEM 7.  (Continued)

•	Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

•	Changes in tax laws (e.g., percentage depletion allowance);

•	Changes in laws, regulations or enforcement practices governing remediation requirements at existing environmental sites, remediation technology advancements, the impact of inflation, the identification and financial condition of other responsible parties, and the number of sites and the extent of remediation activity;

•	Changes in laws, regulations or enforcement practices governing compliance with safety, health and environmental standards at operating locations; and,

•	Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in Item 7 and is incorporated herein by reference and made a part hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)
	December 31

	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$29.9	$67.6

Trade accounts receivable	46.3	66.0

Receivables from associated companies	18.5	16.6

Product inventories —iron ore	90.8	36.6

Supplies and other inventories	22.4	16.0

Deferred and refundable income taxes	27.3	7.7

Other	12.8	6.6

TOTAL CURRENT ASSETS	248.0	217.1

PROPERTIES

Plant and equipment	337.7	204.9

Minerals	19.2	19.1

	356.9	224.0

Allowances for depreciation and depletion	(84.2)	(70.1)

TOTAL PROPERTIES	272.7	153.9

INVESTMENTS IN ASSOCIATED COMPANIES	138.4	233.4

OTHER ASSETS

Prepaid pensions	38.1	40.8

Miscellaneous	30.6	34.5

TOTAL OTHER ASSETS	68.7	75.3

TOTAL ASSETS	$727.8	$679.7

ITEM 8.  (Continued)

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)
	December 31

	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$12.4	$9.5

Payables to associated companies	22.7	19.6

Accrued expenses	44.1	30.3

Taxes payable	16.1	9.8

Other	6.9	4.5

TOTAL CURRENT LIABILITIES	102.2	73.7

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	71.7	68.1

OTHER LIABILITIES	58.0	60.6

MINORITY INTEREST IN CLIFFS AND ASSOCIATES LIMITED	23.9

SHAREHOLDERS’ EQUITY

Preferred Stock —no par value

Class A - 500,000 shares authorized and unissued

Class B - 4,000,000 shares authorized and unissued

Common Shares —par value $1 a share

Authorized - 28,000,000 shares;

Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	67.3	67.1

Retained income	503.7	501.3

Cost of 6,708,539 Common Shares in Treasury (1999 - 6,180,742 shares)	(183.8)	(171.5)

Accumulated other comprehensive loss, net of tax		(5.2)

Unearned compensation	(2.0)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY	402.0	407.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$727.8	$679.7

See notes to consolidated financial statements.

ITEM 8.  (Continued)

Statement of Consolidated Income
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31

	2000	1999	1998

REVENUES

Product sales and services	$379.4	$316.1	$465.7

Royalties and management fees	50.7	48.5	49.7

Total Operating Revenues	430.1	364.6	515.4

Insurance recovery	15.3

Interest income	2.9	3.0	5.4

Other income	6.7	3.4	4.7

Total Revenues	455.0	371.0	525.5

COSTS AND EXPENSES

Cost of goods sold and operating expenses	380.2	329.3	419.6

Administrative, selling and general expenses	18.7	16.1	18.7

Write-down of common stock investment	10.9

Pre-operating loss of Cliffs and Associates Limited	13.3	8.8	2.3

Interest expense	4.9	3.7	.4

Other expenses	10.4	8.4	12.7

Total Costs and Expenses	438.4	366.3	453.7

INCOME BEFORE INCOME TAXES	16.6	4.7	71.8

INCOME TAXES (CREDIT)	(1.5)	(.1)	14.4

NET INCOME	$18.1	$4.8	$57.4

NET INCOME PER COMMON SHARE

Basic	$1.74	$.43	$5.10

Diluted	$1.73	$.43	$5.06

AVERAGE NUMBER OF SHARES

Basic	10.4	11.1	11.2

Diluted	10.4	11.1	11.3

See notes to consolidated financial statements.

ITEM 8.  (Continued)

Statement of Consolidated Cash Flows
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions,
	Brackets Indicate Cash Decrease)
	Year Ended December 31

	2000	1999	1998

OPERATING ACTIVITIES

Net income	$18.1	$4.8	$57.4

Adjustments to reconcile net income to net cash from operations:

Depreciation and amortization:

Consolidated	12.9	10.5	7.8

Share of associated companies	12.7	12.0	12.5

Pre-operating loss of Cliffs and Associates Limited	13.3	8.8	2.3

Deferred income taxes	9.6	(.2)	3.1

Tax credit	(5.2)		(3.5)

Write-down of common stock investment	10.9

Other	4.6	(.3)	(4.5)

Total before changes in operating assets and liabilities	76.9	35.6	75.1

Changes in operating assets and liabilities:

Inventories and prepaid expenses	(60.3)	6.4	2.3

Receivables	18.8	(23.5)	13.1

Payables and accrued expenses	(7.4)	(14.5)	1.6

Total changes in operating assets and liabilities	(48.9)	(31.6)	17.0

Net cash from operating activities	28.0	4.0	92.1

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated	(17.8)	(15.4)	(24.5)

Share of associated companies	(5.6)	(5.4)	(7.2)

Investment and advances in Cliffs and Associates Limited	(13.8)	(12.5)	(19.7)

Purchase of additional interest in Cliffs and Associates Limited	(1.7)

Other	.3	.5	1.5

Net cash used by investing activities	(38.6)	(32.8)	(49.9)

FINANCING ACTIVITIES

Dividends	(15.7)	(16.7)	(16.3)

Repurchases of Common Shares	(15.6)	(17.2)	(11.5)

Contributions to Cliffs and Associates Limited of minority shareholder	4.2

Net cash used by financing activities	(27.1)	(33.9)	(27.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37.7)	(62.7)	14.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67.6	130.3	115.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29.9	$67.6	$130.3

Taxes paid on income	$1.0	$6.9	$12.5

Interest paid on debt obligations	$4.9	$4.9	$4.9

See notes to consolidated financial statements.

ITEM 8. (Continued)

Statement of Consolidated Shareholders’ Equity
Cleveland-Cliffs Inc and Consolidated Subsidiaries

				(In Millions)

		Capital In			Other
		Excess of		Common	Compre-
	Common	Par Value	Retained	Shares in	hensive
	Shares	Of Shares	Income	Treasury	Income	Other	Total

January 1, 1998	$16.8	$69.8	$472.1	$(146.2)	$(2.0)	$(3.1)	$407.4

Comprehensive income

Net income			57.4				57.4

Other comprehensive income

Unrealized losses on securities					(2.3)		(2.3)

Total comprehensive income							55.1

Cash dividends —$1.45 a share			(16.3)				(16.3)

Stock options and other incentive plans		1.0		1.7			2.7

Repurchases of Common Shares				(11.5)			(11.5)

Other		.1		.1			.2

December 31, 1998	16.8	70.9	513.2	(155.9)	(4.3)	(3.1)	437.6

Comprehensive income

Net income			4.8				4.8

Other comprehensive income

Unrealized losses on securities					(.9)		(.9)

Total comprehensive income							3.9

Cash dividends —$1.50 a share			(16.7)				(16.7)

Stock options and other incentive plans		(3.9)		1.7		2.0	(.2)

Repurchases of Common Shares				(17.2)			(17.2)

Other		.1		(.1)		(.1)	(.1)

December 31, 1999	16.8	67.1	501.3	(171.5)	(5.2)	(1.2)	407.3

Comprehensive income

Net income			18.1				18.1

Other comprehensive income

Unrealized losses on securities					(1.2)		(1.2)

Reclassification adjustment-loss

included in net income					6.4		6.4

Total comprehensive income							23.3

Cash dividends —$1.50 a share			(15.7)				(15.7)

Stock options and other incentive plans		.1		3.1		(.8)	2.4

Repurchases of Common Shares				(15.6)			(15.6)

Other		.1		.2			.3

December 31, 2000	$16.8	$67.3	$503.7	$(183.8)	$	$(2.0)	$402.0

See notes to consolidated financial statements.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Accounting Policies

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (“Company”), including Cliffs and Associates Limited (“CAL”) since November 20, 2000, when the Company obtained majority control of CAL (see note 2). Intercompany accounts are eliminated in consolidation. “Investments in Associated Companies” are comprised of partnerships and unconsolidated companies (“ventures”) which the Company does not control. Such investments are accounted by the equity method. The Company’s share of earnings of mining ventures from which the Company purchases iron ore is credited to “Cost of Goods Sold and Operating Expenses” upon sale of the product. CAL results prior to and after November 20, 2000 are reflected as “Pre-Operating Loss of Cliffs and Associates Limited.”

Business: The Company’s dominant business is the production and sale of iron ore pellets to integrated steel companies. The Company manages and owns interests in mines; sells iron ore; controls, develops, and leases reserves to mine owners; and owns ancillary companies providing services to the mines. Iron ore production activities are conducted in North America. Iron ore is marketed in North America and Europe. The three largest steel company customer and partner contributions to the Company’s revenues were 17 percent, 14 percent and 13 percent in 2000; 19 percent, 19 percent and 10 percent in 1999; and 22 percent, 15 percent and 9 percent in 1998.

The Company is developing a ferrous metallics business, with its initial entry being the investment in CAL, located in Trinidad and Tobago, to produce and market hot briquetted iron (“HBI”). See Note 2 —Ferrous Metallics.

Revenue Recognition: Revenue is recognized on sales of products when title has transferred, and on services when services have been performed. Revenue from product sales includes reimbursement for freight charges ($15.5 million —2000; $10.4 million —1999; $21.6 million —1998) paid on behalf of customers. Royalty revenue from the Company’s share of ventures’ production is recognized when the product is sold. Royalty revenue from the ventures’ other participants is recognized on production.

Business Risk: The major business risk faced by the Company in iron ore is lower customer or venture partner consumption of iron ore from the Company’s managed mines which may result from competition from other iron ore suppliers; use of iron ore substitutes, including imported semi-finished steel; steel industry consolidation, rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. Loss of sales and/or royalty and management fee income on any such unmitigated loss of business would have a greater impact on earnings than revenue, due to the high level of fixed costs in the iron mining business.

The primary business risk faced by the Company in ferrous metallics is the as yet undemonstrated capability of the Trinidad facility to produce a sustained quantity of market-quality HBI to achieve profitable operations.

Use of Estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Cash Equivalents: The Company considers investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Derivative Financial Instruments: Derivative financial instruments, in the form of forward currency exchange contracts, have been utilized to manage foreign exchange risks, with gains and losses recognized in the same period as the hedged transaction. The Company has not engaged in acquiring or issuing derivative financial instruments for trading purposes. The Company had no forward currency exchange contracts as of December 31, 2000. In the normal course of business, the Company may enter into forward contracts for the purchase of commodities which are used in the operation, primarily natural gas. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for re-sale or speculative purposes.

Inventories: Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost of iron ore inventories was $7.3 million and $5.9 million at December 31, 2000 and 1999, respectively. Supplies and other inventories reflect the average cost method.

Repairs and Maintenance: The cost of power plant major overhauls is amortized over the estimated useful life, which is generally the period until the next scheduled overhaul. All other planned and unplanned repairs and maintenance costs are expensed during the year incurred.

Properties: Properties are stated at cost. Depreciation of plant and equipment is computed principally by straight-line methods based on estimated useful lives, not to exceed the life of the operating unit. Depreciation is provided over the following estimated useful lives:

Buildings	45 Years

Mining Equipment	10 to 20 Years

Processing Equipment	15 to 45 Years

Information Technology	2 to 7 Years

In iron ore, depreciation is not reduced when operating units are temporarily idled. At CAL, depreciation rates range from 25 percent to 125 percent of straight line amounts based on production.

Asset Impairment: The Company monitors conditions that may affect the carrying value of its long-lived and intangible assets when events and circumstances indicate that the carrying value of the assets may be impaired. If projected undiscounted cash flows are less than the carrying value of the asset, the assets are adjusted to their fair value.

Environmental Remediation Costs: The Company has a formal code of environmental protection and restoration. The Company’s obligations for known environmental problems at active and closed mining operations, and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued. Costs of future expenditures are not discounted to their present value. Potential insurance recoveries have not been reflected in the determination of the liabilities.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Stock Compensation: In accordance with the provisions of Financial Accounting Standard Board’s (“FASB”) Statement 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The market value of restricted stock awards and performance shares is charged to expense over the vesting period.

Exploration, Research and Development Costs: Exploration, research and development costs are charged to operations as incurred.

Income Per Common Share: Basic income per common share is calculated on the average number of common shares outstanding during each period. Diluted income per common share is based on the average number of common shares outstanding during each period, adjusted for the effect of outstanding stock options, restricted stock and performance shares.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year classifications.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 1 —Accounting and Disclosure Changes

In December, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Adoption of SAB No. 101 in the fourth quarter 2000 did not have any effect on the Company’s consolidated financial statements.

In July, 2000, the Emerging Issues Task Force of the American Institute of Certified Public Accountants (“EITF”) reached a consensus on Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires all shipping and handling billings to a customer in a sales transaction to be classified as revenue in the income statement. The Company applied the EITF consensus as of December 31, 2000 and restated prior periods, as required. Application of the consensus had no effect on net income; however revenues from product sales and services and cost of goods and operating expenses were increased by $15.5 million, $10.4 million and $21.6 million in 2000, 1999 and 1998, respectively.

In March, 2000, the FASB issued Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation provides guidance on certain implementation issues related to APB 25 on accounting for stock issued to employees and others. The Interpretation, which was effective July 1, 2000, did not have a material effect on the Company’s consolidated financial statements.

In June, 1998, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended in June, 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities —an amendment of SFAS No. 133.” These statements provide the accounting treatment for all derivatives activity and require the recognition of all derivatives as either assets or liabilities on the balance sheet and their measurement at fair value. Adoption of SFAS No. 133 and SFAS No. 138 in the first quarter 2001 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2 —Investment in Associated Companies

Iron Ore

The Company’s investments in mining ventures at December 31 consist of its 40 percent interest in Tilden Mining Company L.C. (“Tilden”), 35 percent (22.5625 percent in 1999 and 1998) interest in Empire Iron Mining Partnership (“Empire”), 22.78 percent interest in Wabush Mines (“Wabush”), and 15 percent interest in Hibbing Taconite Company (“Hibbing”). The remaining interests in the ventures are owned by U.S. and Canadian integrated steel companies.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Following is a summary of combined financial information of the operating ventures:

	(In Millions)

	2000	1999	1998

Income

Gross revenue	$1,062.1	$922.3	$1,072.4

Income	$70.1	$65.8	$134.3

Financial Position at December 31

Current assets	$174.5	$196.5	$187.0

Properties —net	636.1	660.1	691.4

Other long-term assets	33.5	30.7	30.0

Current liabilities	(131.2)	(145.7)	(159.8)

Long-term liabilities	(115.0)	(106.5)	(79.6)

Net assets	$597.9	$635.1	$669.0

Company’s equity in underlying net assets	$193.3	$184.8	$194.3

Company’s investment	$138.4	$149.3	$156.0

The Company manages all of the ventures and leases or subleases mineral rights to Empire and Tilden. In addition, the Company is required to purchase its applicable current share, as defined, of the ventures’ production. The Company purchased $273.6 million in 2000 (1999-$174.7 million; 1998-$253.9 million) of iron ore pellets from the ventures.

Following is a summary of royalties and management fees earned by the Company and the Company’s share as a participant in the ventures:

	(In Millions)

	2000	1999	1998

Other venture partners’ share	$36.5	$40.9	$36.4

Company’s share as a participant	14.2	7.6	13.3

Total royalties and management fees	$50.7	$48.5	$49.7

Payments by the Company, as a participant in the ventures, are reflected in royalties and management fees revenue and cost of goods sold upon sale of the product.

Costs and expenses incurred by the Company, on behalf of the ventures, are charged to the ventures in accordance with management and operating agreements. The Company’s equity in income of the ventures is credited to cost of goods sold and includes amortization to income of the difference of the Company’s equity in underlying net assets and its investment on the straight-line method based on the useful lives of the underlying assets. The difference between the Company’s equity in underlying net assets and recorded investment results from the assumption of interests from former participants in the ventures, acquisitions, and reorganizations. The Company’s equity in the income of ventures was $19.3 million in 2000 (1999-$4.0 million; 1998-$29.3 million).

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Bankruptcies of Mine Partners and Customers

On December 29, 2000, The LTV Corporation (“LTV”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A wholly-owned subsidiary of LTV is a 25 percent partner in the Company-managed Empire Mine in Michigan. Since the bankruptcy filing, LTV has remained current with its Empire obligations.

At the time of the filing, LTV owed the Company approximately $2.3 million related to the Company’s management of LTV Steel Mining Company (“LTVSMC”) in Minnesota, which amount the Company has reserved. In May, 2000, LTV announced its intention to close LTVSMC in mid-2001, and later the intended closing date was advanced to February 22, 2001. Subsequent to the bankruptcy filing, LTV ceased operations at LTVSMC on January 5, 2001, more than a month ahead of schedule, due to conditions in the steel market and cost reduction associated with the bankruptcy filing.

The Company signed a long-term agreement in May, 2000 to supply LTV with the majority of the iron ore it will need to purchase as a result of closing of LTVSMC. Sales over the 10-year contract term could total more than 50 million tons if LTV continues to produce at or near current levels and performs under the contract terms. To date in the bankruptcy proceeding, LTV has neither affirmed nor rejected this agreement. Sales under the contract were less than .2 million tons in 2000; expected sales in 2001 will be impacted by the liquidation of LTVSMC’s remaining pellet inventory and business conditions. The Company had no trade receivable exposure to LTV at the time of bankruptcy filing.

In May 2000, LTV granted the Company an exclusive option to purchase the LTVSMC assets in exchange for assumption of environmental and reclamation obligations and other consideration at LTVSMC. The Company has until March 31, 2001 to exercise the option. The Company does not believe iron ore pellets can be produced there economically, but is investigating whether alternative uses or the disposition of the assets would be advantageous.

Prior to Wheeling-Pittsburgh Steel Corporation’s (“Wheeling-Pittsburgh”) filing for protection under Chapter 11 of the U.S. Bankruptcy Code on November 16, 2000, the Company exercised its rights under agreements with Wheeling-Pittsburgh to acquire Wheeling-Pittsburgh’s 12.4375 percent indirect interest in Empire. The acquisition of Wheeling-Pittsburgh’s interest in Empire increased the Company’s ownership share to 35 percent and its share of production capacity from 1.8 million tons to 2.8 million tons. Subsequent to the filing, Wheeling-Pittsburgh has requested an accounting for the acquisition transaction. At the time of the filing, the Company did not have a term sales contract with Wheeling-Pittsburgh and the Company’s trade receivable exposure was negligible.

Acme Metals Incorporated and its wholly-owned subsidiary Acme Steel Company (collectively “Acme”), a partner in Wabush and an iron ore customer, has continued its relationship with Wabush and the Company since its 1998 Chapter 11 bankruptcy filing. At December 31, 2000, the Company had an additional allowance for doubtful accounts of $1.0 million. Sales to Acme in 2000 represented 3 percent of the Company’s total sales volume.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Ferrous Metallics

CAL, a venture in Trinidad and Tobago, completed construction in April, 1999 of a facility designed to produce premium quality HBI to be marketed to the steel industry. The HBI facility has produced sufficient reduced iron to demonstrate that the Circored(R) process technology will yield a product that meets the quality specifications that were expected, including high metalization rates. However, sustained levels of briquette production could not be achieved and, in May, 2000, start-up activities were temporarily suspended in order to evaluate plant reliability and make modifications to portions of the plant. The plant was restarted on July 1, 2000 to test the functionality and reliability of the initial modifications and to gain additional operating experience. Results of the five-week test were positive. Although a small quantity of commercial grade briquettes was produced, replacing the discharge system was necessary to improve material flow and obtain consistent feed of HBI to the briquetting machines. The modifications are targeted for completion in the first quarter of 2001.

On November 20, 2000, a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) completed the acquisition of LTV’s 46.5 percent interest in CAL for $2 million (Company share —$1.7 million) and additional future payments that could total $30 million through 2020 dependent on CAL’s production, sales volume and price realizations. LTV had announced its decision to withdraw its financial support for CAL on July 28, 2000. At December 31, 1999, the Company’s “Investment in Associated Companies” account for its then 46.5 percent ownership totaled $84.1 million, which included the Company’s capitalized interest. At the date of acquisition, the Company’s ownership in CAL increased to 86.9 percent. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the balance sheet of CAL has been consolidated on the basis of a preliminary allocation of the purchase price with the Company’s investment in CAL at November 20, 2000, $84.8 million, plus the additional purchase price of $1.7 million allocated principally to property, plant and equipment. At December 31, 2000, the Company’s consolidated financial statements included the following amounts related to CAL:

(Millions)

Property, plant and equipment (including capitalized interest)	$119.1

Working capital deficit	(3.0)

Minority interest	(23.9)

Total	$92.2

Subsequent to LTV’s withdrawal of financial support for CAL, it was estimated that $45 million of additional investment (of which $16.6 million has been invested through December 31, 2000) would be required for CAL to attain sustained production and generate positive cash flow, consisting of capital expenditures of $15 million, working capital of $15 million and cash start-up costs of $15 million. Lurgi has agreed to fund a disproportionate share of the capital expenditures through in kind contribution of the new discharge system, which increases its ownership. As a result, the Company’s ownership in CAL at December 31, 2000 decreased to 84.4 percent. If the full $45 million is required, the Company’s additional investment will be $33 million (of which $11.6 million has been funded at December 31, 2000), and the Company will own approximately 82.4 percent of CAL.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 3 —Segment Reporting

The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company’s dominant segment. The Ferrous Metallics segment consists of the HBI project in Trinidad and Tobago and other developmental activities. “Other” includes non-reportable segments, the insurance claim recovery, the long-term investment write-down of publicly traded common stock, unallocated corporate administrative expense and other income and expense.

	(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

2000

Sales and services to external customers	$379.4	$		$379.4	$		$379.4

Royalties and management fees(1)	50.7			50.7			50.7

Total operating revenues	430.1			430.1			430.1

Income (loss) before taxes	46.2		(16.4)	29.8		(13.2)	16.6

Depreciation and amortization(2)	25.6			25.6			25.6

Pre-operating loss of CAL(3)			(13.3)	(13.3)			(13.3)

Investments in associated companies	138.4			138.4			138.4

Other identifiable assets	428.8		128.3	557.1		32.3	589.4

Total assets	567.2		128.3	695.5		32.3	727.8

Property expenditures(2)	18.3		5.1	23.4			23.4

1999

Sales and services to external customers	$316.1	$		$316.1	$		$316.1

Royalties and management fees(1)	48.5			48.5			48.5

Total operating revenues	364.6			364.6			364.6

Income (loss) before taxes	31.7		(11.7)	20.0		(15.3)	4.7

Depreciation and amortization(2)	22.5			22.5			22.5

Pre-operating loss of CAL(3)			(8.8)	(8.8)			(8.8)

Investments in associated companies	149.3		84.1	233.4			233.4

Other identifiable assets	423.3		1.5	424.8		21.5	446.3

Total assets	572.6		85.6	658.2		21.5	679.7

Property expenditures(2)	20.8		11.2	32.0			32.0

1998

Sales and services to external customers	$465.7	$		$465.7	$		$465.7

Royalties and management fees(1)	49.7			49.7			49.7

Total operating revenues	515.4			515.4			515.4

Income (loss) before taxes	91.6		(5.5)	86.1		(14.3)	71.8

Depreciation and amortization(2)	20.3			20.3			20.3

Pre-operating loss of CAL(3)			(2.3)	(2.3)			(2.3)

Investments in associated companies	156.0		79.4	235.4			235.4

Other identifiable assets	468.3		.8	469.1		19.3	488.4

Total assets	624.3		80.2	704.5		19.3	723.8

Property expenditures(2)	31.7		16.7	48.4			48.4

(1)	Includes revenue from the Company’s share of ventures’ production that is recognized when the product is sold.

(2)	Includes Company’s share of associated companies.

(3)	Includes equity losses from CAL through November 20, 2000 and consolidated losses, net of minority interest, thereafter. Included in income (loss) before taxes.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)

	2000	1999	1998

Revenue(1)

United States	$380.8	$321.0	$465.9

Canada	38.7	36.4	42.1

Other Countries	10.6	7.2	7.4

	$430.1	$364.6	$515.4

Long-Lived Assets(2)

United States	$296.5	$295.9	$298.1

Canada	15.0	16.0	16.8

Trinidad and Tobago	119.1	76.8	65.6

	$430.6	$388.7	$380.5

(1)	Revenue is attributed to countries based on the location of the customer.

(2)	Net properties include Company’s share of associated companies.

Note 4 —Environmental Obligation

At December 31, 2000, the Company had an environmental reserve, including its share of ventures, of $20.0 million ($20.6 million at December 31, 1999), of which $4.5 million was classified as current. Payments in 2000 were $1.9 million (1999 —$1.0 million and 1998 —$.9 million). The reserve includes the Company’s obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado, and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company’s iron mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company’s estimated cost of investigation and remediation.

Note 5 —Long-Term Debt

Long-term debt of the Company consists of $70 million of senior unsecured notes due in December, 2005, with a fixed interest rate of 7 percent. The Company has a $100 million revolving credit agreement which expires on May 31, 2003. No borrowings were outstanding under this agreement at December 31, 2000. On January 8, 2001, the Company borrowed $65 million under the revolving credit agreement for general operating and working capital requirements. The loan interest rate, based on the LIBOR rate plus a premium, is fixed at 6.1 percent through July 8, 2001. Loan repayment timing is subject to future uncertainty, but the Company expects to repay the loan by the end of 2001. The revolving credit agreement expires on May 31, 2003. The note and revolving credit agreements require the Company to meet certain covenants related to net worth, leverage, and other provisions. The Company exceeds the requirements by more than $50 million at December 31, 2000 for the most restrictive covenant (net

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

worth). The Company was in compliance with the debt covenants at December 31, 2000. The Company also has unsecured letters of credit outstanding of $15.4 million, including its share of ventures.

Note 6 —Lease Obligations

The Company and its ventures lease certain mining, production, data processing and other equipment under operating leases. The Company’s operating lease expense, including its share of ventures, was $12.9 million in 2000, $10.0 million in 1999 and $9.1 million in 1998.

Assets acquired under capital leases by the Company, including its share of ventures, were $10.5 million and $10.3 million, respectively, at December 31, 2000 and 1999. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $5.9 million and $5.2 million at December 31, 2000 and 1999, respectively.

Future minimum payments under capital leases and noncancellable operating leases, including the Company’s share of ventures, at December 31, 2000 were:

	(In Millions)

Year Ending	Capital	Operating
December 31	Leases	Leases

2001	$1.7	$13.3

2002	1.4	10.9

2003	.8	10.1

2004	.5	7.5

2005	.2	5.4

2006 and thereafter	.1	8.9

Total minimum lease payments	4.7	$56.1

Amounts representing interest	.7

Present value of net minimum lease payments	$4.0

The $60.8 million of total minimum lease payments is comprised of the Company’s direct obligation of $4.8 million and the Company’s share of ventures’ obligations of $56.0 million, which are largely non-recourse to the Company.

Note 7 —Pensions and Other Postretirement Benefits

The Company and its ventures sponsor defined benefit pension plans covering substantially all employees. The plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. In addition, the Company and its ventures currently provide retirement health care and life insurance benefits (“Other Benefits”) to most full-time employees who meet certain length of service and age requirements (a portion of which are

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

pursuant to collective bargaining agreements). Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid. The following table presents a reconciliation of funded status of the Company’s plans, including its proportionate share of plans of its ventures, at December 31, 2000 and 1999:

	(In Millions)

	Pension Benefits		Other Benefits

	2000	1999	2000	1999

Change in plan assets

Fair value of plan assets at beginning of year	$335.9	$316.2	$21.5	$19.9

Actual return on plan assets	17.3	34.9	1.2	1.8

Contributions	1.7	1.1	1.4	1.5

Effect of change in Empire ownership	18.0		2.7

Benefits paid	(20.2)	(16.3)	(2.3)	(1.7)

Fair value of plan assets at end of year	352.7	335.9	24.5	21.5

Change in benefit obligation

Benefit obligation at beginning of year	249.3	238.1	84.6	97.7

Service cost	5.9	4.6	1.7	1.8

Interest cost	22.6	17.2	9.1	6.3

Amendments		24.5	.2

Actuarial losses (gains)	25.0	(18.8)	47.1	(15.2)

Effect of change in Empire ownership	20.9		7.1

Benefits paid	(20.2)	(16.3)	(7.8)	(6.0)

Benefit obligation at end of year	303.5	249.3	142.0	84.6

Funded status of the plan (underfunded)	49.2	86.6	(117.5)	(63.1)

Unrecognized prior service cost	28.4	29.5	1.5	1.5

Unrecognized net actuarial (gain) loss	(36.1)	(65.7)	37.8	(13.4)

Unrecognized net asset at date of adoption	(15.2)	(17.1)

Prepaid (accrued) benefit cost —net	$26.3	$33.3	$(78.2)	$(75.0)

Assumptions as of December 31

Discount rate	7.75%	8.00%	7.75%	8.00%

Expected long-term return on plan assets	9.00%	9.00%	8.26%	7.62%

Rate of compensation increase —average	4.26%	4.26%

	(In Millions)

	Pension Benefits			Other Benefits

	2000	1999	1998	2000	1999	1998

Components of net periodic benefit cost

Service cost	$5.9	$4.6	$4.5	$1.7	$1.8	$1.6

Interest cost	22.6	17.2	15.6	9.1	6.3	6.3

Expected return on plan assets	(29.0)	(24.9)	(22.5)	(2.1)	(1.5)	(1.3)

Amortization and other	6.4	6.2	4.6	1.2	.1	.1

Net periodic benefit cost	$5.9	$3.1	$2.2	$9.9	$6.7	$6.7

Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of termination, the sponsors could be required to fund shutdown and early retirement obligations which are not included in the pension benefit obligations.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Assets for Other Benefits include deposits relating to insurance contracts and Voluntary Employee Benefit Association (“VEBA”) Trusts for certain mining ventures that are available to fund retired employees’ life insurance obligations and medical benefits. The Company’s estimated annual contribution to the VEBAs will approximate $1.6 million based on its share of tons produced.

As a result of recent experience, the Company increased its medical trend rate assumption effective December 31, 2000. An annual rate of increase in the per capita cost of covered health care benefits of 8.0 percent was assumed for 2001, (6.5 percent in 2000) decreasing .25 to .5 percent per year to an annual rate of 5.0 percent for 2008 and annually thereafter. A one percentage point change in this assumption would have the following effects:

	(In Millions)

	Increase	Decrease

Effect on total service and interest cost components in 2000	$1.3	$(1.1)

Effect on Other Benefits obligation as of December 31, 2000	15.5	(13.0)

Note 8 —Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

	(In Millions)

	2000	1999

Deferred tax assets:

Postretirement benefits other than pensions	$21.7	$21.4

Capital loss carryforward	18.5

Other liabilities	12.9	13.2

Alternative minimum tax credit carryforwards	4.2	8.9

Product inventories	6.3	2.5

Pre-operating loss of CAL		4.5

Other	13.2	12.2

Total deferred tax assets	76.8	62.7

Deferred tax liabilities:

CAL properties	30.4

Investment in ventures	17.0	20.7

Properties	21.8	20.2

Other	11.4	8.4

Total deferred tax liabilities	80.6	49.3

Net deferred tax assets (liability)	$(3.8)	$13.4

“Deferred and refundable income taxes” include a refund of approximately $14 million of current and prior years’ federal tax payments associated with the Company’s adjustment in its CAL tax basis of properties. Capital loss carryforwards totaling $53 million are available to offset capital gains through 2005.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

The components of the Company’s provision for income taxes are as follows:

	(In Millions)

	2000	1999	1998

Current	$(5.9)	$.1	$14.8

Deferred	4.4	(.2)	(.4)

	$(1.5)	$(.1)	$14.4

In the fourth quarter of 2000, a favorable tax adjustment of $5.2 million was recorded reflecting the Company’s continuing assessment of its tax obligations, relating to the expected outcome of federal audit issues for tax years 1995 and 1996. Additional tax and interest payment of approximately $5 million related to the audit are expected to occur in 2001.

In 1999, the Company made additional tax and interest payments of $1.5 million related to final settlement of audit issues for years 1993 and 1994. In 1998, a favorable tax adjustment of $3.5 million was recorded which primarily reflected the expected outcome of 1993 and 1994 audit issues.

Reconciliation of the Company’s income tax to the tax at the United States statutory rate follows:

	(In Millions)

	2000	1999	1998

Tax at statutory rate of 35 percent	$5.8	$1.7	$25.1

Increase (decrease) due to:

Percentage depletion in excess of cost depletion	(2.6)	(1.8)	(5.9)

Effect of foreign taxes	(.2)	.2

Prior years’ tax adjustments	(4.9)	(.3)	(4.7)

Other items —net	.4	.1	(.1)

Income tax expense (credit)	$(1.5)	$(.1)	$14.4

Note 9 —Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments at December 31, 2000 and 1999 were as follows:

	(In Millions)

	2000		1999

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$29.9	$29.9	$67.6	$67.6

Investments in LTV common stock			3.5	3.5

Long-term debt	70.0	70.0	70.0	63.4

Investments in LTV common stock reflect the market value at December 31, 2000 and 1999 on 542,000 shares and 842,000 shares, respectively. See note 13 - Non-Recurring Special Items.

The fair value of the Company’s long-term debt was determined based on a discounted cash flow analysis and estimated current borrowing rates.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

The Company had Canadian forward currency exchange contracts in the notional amount of $22.5 million at December 31, 1999. The fair value of the contracts, which had varying maturity dates of less than twelve months, was estimated to be $.4 million, based on December 31, 1999 forward rates. At December 31, 2000, the Company did not have any forward currency exchange contracts.

At December 31, 2000, the Company’s managed mines had in place forward contracts for the purchase of natural gas in the notional amount of $16.1 million (Company share —$5.4 million). The unrecognized fair value gain on the contracts, which mature at various times through April, 2001, was estimated to be $11.4 million (Company share —$3.8 million) based on December 29, 2000 forward rates. No such contracts were utilized in 1999.

Note 10 —Stock Plans

The 1992 Incentive Equity Plan as amended in 1999, authorizes the Company to issue up to 1,700,000 Common Shares upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid on awards made under the Plan. Such shares may be shares of original issuance, treasury shares, or a combination of both. Stock options may be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and must be exercisable not later than ten years and one day after the date of grant. Stock appreciation rights may be granted either at or after the time of a stock option grant. Common Shares may be awarded or sold to certain employees with disposition restrictions over specified periods. The 1996 Nonemployee Directors’ Compensation Plan authorizes the Company to issue up to 50,000 Common Shares to nonemployee Directors. The Plan was amended effective in 1999 to provide for the grant of 2,000 Restricted Shares to nonemployee Directors first elected on or after January 1, 1999, and also provides that nonemployee Directors must take at least 40 percent of their annual retainer in Common Shares. The Restricted Shares vest five years from the date of award. The Company recorded expense of $.9 million in 2000, a credit of $.3 million in 1999, and expense of $2.5 million in 1998 relating to other stock-based compensation, primarily the Performance Share program.

FASB Statement 123 requires pro forma disclosure of net income and earnings per share as if the fair value method for valuing stock options had been applied. The Company’s pro forma information follows:

	2000	1999	1998

Net income (millions)	$17.3	$3.1	$57.2

Earnings per share:

Basic	$1.67	$.28	$5.09

Diluted	$1.66	$.28	$5.05

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

	2000	1999	1998

Risk-free interest rate	6.67%	4.79%	5.47%

Dividend yield	4.04%	3.42%	3.15%

Volatility factor —market

price of Company’s common stock	.241	.223	.224

Expected life of options —years	4.31	6.15	4.31

Weighted-average fair value

of options granted during the year	$5.93	$5.52	$8.65

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Compensation costs included in the pro forma information reflect fair values associated with options granted after January 1, 1995. Pro forma information may not be indicative of future pro forma information applicable to future outstanding awards.

Stock option, restricted stock award, deferred stock allocation, and performance share activities under the Company’s Incentive Equity Plans, and the Nonemployee Directors’ Compensation Plan are summarized as follows:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options:

Options outstanding at Beginning of year	774,242	$51.59	346,742	$41.04	252,625	$39.00

Granted during the year	171,950	29.56	454,150	58.88	128,450	44.56

Exercised	(28,375)	20.12	(6,750)	21.98	(18,616)	34.96

Expired	(5,400)	20.12

Cancelled	(39,720)	44.14	(19,900)	43.98	(15,717)	44.26

Options outstanding at end of year	872,697	48.81	774,242	51.59	346,742	41.04

Options exercisable at end of year	285,333	43.69	221,126	39.90	138,609	36.22

Restricted awards:

Awarded and restricted at beginning of year	53,223		52,296		49,449

Awarded during the year			4,000		5,000

Vested	(19,287)		(3,073)		(2,153)

Issued as performance shares	26,051

Awarded and restricted at end of year	59,987		53,223		52,296

Deferred stock awards:

Awarded at beginning of year Issued as performance shares	22,315

Awarded during the year	7,112

Awarded at end of year	29,427

Performance shares:

Allocated at beginning of year	174,950		176,050		161,000

Allocated during the year	101,816		69,472		73,554

Issued	(48,366)		(59,672)		(58,504)

Forfeited/cancelled			(10,900)

Allocated at end of year	228,400		174,950		176,050

Required retainer and voluntary shares:

Awarded at beginning of year	9,980		6,649		4,548

Awarded during the year	9,394		10,255		6,649

Issued	(9,980)		(6,924)		(4,548)

Awarded at end of year	9,394		9,980		6,649

Reserved for future grants

or awards at end of year	313,075		563,627		520,704

Exercise prices for options outstanding as of December 31, 2000 ranged from $29.56 to $75.80, with 80 percent of options outstanding having exercise prices greater than $43.00. The weighted-average remaining contractual life of options outstanding is 8.6 years at December 31, 2000.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 11 —Shareholders’ Equity

Under the Company’s share purchase rights (“Rights”) plan, a Right is attached to each of the Company’s Common Shares outstanding or subsequently issued, which entitles the holder to buy from the Company one-hundredth of one (.01) Common Share at an exercise price per whole share of $160. The Rights expire on September 19, 2007 and are not exercisable until the occurrence of certain triggering events, which include the acquisition of, or tender or exchange offer for, 20 percent or more of the Company’s Common Shares. There are approximately 168,000 Common Shares reserved for these Rights. The Company is entitled to redeem the Rights at one cent per Right upon the occurrence of certain events.

In 2000, the Company expanded its stock repurchase program by 1.0 million shares, which raised the total authorization to 3.0 million shares. Through December 31, 2000, the Company has purchased 2.4 million shares (.7 million shares in 2000), at a total cost of $79.5 million ($15.6 million in 2000).

Note 12 —Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share.

	(In Millions, Except Per Share)

	2000	1999	1998

Net income	$18.1	$4.8	$57.4

Basic weighted-average shares	10.4	11.1	11.2

Effect of dilutive shares:

Stock options/performance shares			.1

Diluted weighted-average shares	10.4	11.1	11.3

Basic earnings per share	$1.74	$.43	$5.10

Diluted earnings per share	$1.73	$.43	$5.06

Note 13 —Non-Recurring Special Items

In 1999, the Company lost more than one million tons of iron ore pellet sales to Rouge Industries as a result of the extended shutdown of two blast furnaces following an explosion at the power plant that supplies Rouge. In 2000, the Company recorded a pre-tax insurance recovery and received proceeds on the claim of $15.3 million ($9.9 million after-tax). The Company continues to pursue modest additional recoveries, but given the complexity of the insurance issues, any additional amounts will not be recorded until all outstanding matters are resolved.

The Company held 842,000 shares of LTV common stock, which were originally valued at $11.5 million, or $13.65 per share. As of June 30, 2000, the investment was reclassified to “trading” and accordingly changes in market value are recognized in earnings as they occurred. The Company recognized a reduction to 2000 earnings of $10.9 million pre-tax ($7.1 million after-tax) related to the investment. In August, 2000, the Company commenced a program to reduce its investment in the LTV common stock and through December 31, had sold 300,000 shares, with the balance sold in January, 2001.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 14 —Commitments and Contingencies

From time to time, in the normal course of business, the Company enters into contracts to purchase iron ore to meet customer quality specifications or fulfill anticipated or forecasted shortfalls. The Company has committed to purchase approximately $19 million of pellets in 2001.

The Company and its ventures are periodically involved in litigation incidental to their operations. Management believes that any pending litigation will not result in a material liability in relation to the Company’s consolidated financial statements.

ITEM 8. (Continued)

Quarterly Results of Operations - (Unaudited)
(In Millions, Except Per Share Amounts)

	2000

	Quarters

	First	Second	Third	Fourth	Year

Total revenues	$36.3	$152.4	$152.5	$113.8	$455.0

Gross profit	3.2	19.6	16.8	10.3	49.9
Net income (loss)

Amount	(3.5)	11.0	6.3	4.3	18.1
Per common share

Basic	(.32)	1.03	.60	.43	1.74

Diluted	(.32)	1.03	.60	.42	1.73
Average number of shares

Basic	10.7	10.5	10.4	10.1	10.4

Diluted	10.7	10.6	10.4	10.1	10.4

Annual results include the pre-tax effects of a $15.3 million ($15.0 million in the second quarter) recovery of an insurance claim, a $5.2 million fourth quarter tax credit reflecting a reassessment of income tax obligations from audits of prior years’ federal tax returns, and a $10.9 million pre-tax ($9.1 million in the second quarter) charge to recognize the decrease in value of the Company’s investment in LTV common stock.

	1999

	Quarters

	First	Second	Third	Fourth	Year

Total revenues	$25.1	$101.7	$94.2	$150.0	$371.0

Gross profit (loss)	9.9	18.7	(10.0)	16.7	35.3
Net income (loss)

Amount	2.7	7.8	(10.7)	5.0	4.8
Per common share

Basic	.24	.70	(.96)	.45	.43

Diluted	.24	.70	(.96)	.45	.43
Average number of shares

Basic	11.2	11.2	11.1	10.8	11.1

Diluted	11.2	11.2	11.1	10.9	11.1

First and third quarter results included pre-tax favorable adjustments of $4 million and $2 million, respectively, primarily relating to recoveries of prior years’ state taxes. Third and fourth quarter results also included approximately $25 million and $7 million, respectively, of pre-tax fixed costs related to production curtailments.

Common Share Price Performance and Dividends

	Price Performance

	2000		1999		Dividends

	High	Low	High	Low	2000	1999

First Quarter	$31.38	$22.00	$43.56	$32.94	$.375	$.375

Second Quarter	26.25	21.94	41.44	31.81	.375	.375

Third Quarter	27.25	22.56	34.50	30.06	.375	.375

Fourth Quarter	23.19	19.69	31.94	26.81	.375	.375

Year	31.38	19.69	43.56	26.81	$1.50	$1.50

ITEM 8. (Continued)

Report of Independent Auditors

Shareholders and Board of Directors
Cleveland-Cliffs Inc

We have audited the accompanying statement of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000 listed in the index at item 14(a). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 24, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information regarding Directors required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 26, 2001, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The Information regarding executive officers required by this item is set forth in Part 1 hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 26, 2001, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 26, 2001, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information, if any, required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 26, 2001, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2)-List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company are included at Item 8 above:

Statement of Consolidated Financial Position —
December 31, 2000 and 1999

Statement of Consolidated Income —Years ended
December 31, 2000, 1999 and 1998

Statement of Consolidated Cash Flows —Years ended
December 31, 2000, 1999 and 1998

Statement of Consolidated Shareholders’ Equity —Years ended
December 31, 2000, 1999 and 1998

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

(3)	List of Exhibits —Refer to Exhibit Index on pages 53-59 which is incorporated herein by reference.

(b)	Two reports on Form 8-K were filed in the fourth quarter of 2000: (1) Form 8-K, dated November 16, 2000, covering a Company News Release published on November 16, 2000 with respect to Comments on Bankruptcy Filing by Wheeling-Pittsburgh Steel Corporation; and (2) Form 8-K, dated December 20, 2000, covering a Company News Release published on December 20, 2000 with respect to Lower Fourth Quarter Sales and Earnings Expectations.

(c)	Exhibits listed in Item 14(a)(3) above are incorporated herein by reference.

(d)	The schedule listed above in Item 14(a)(1) and (2) is attached as Exhibit 99(a) and incorporated herein by reference.

SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By:	/s/ Cynthia B. Bezik

Cynthia B. Bezik

Senior Vice President —Finance

Date: February 2, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

J. S. Brinzo	Chairman and Chief Executive Officer and Principal Executive Officer and Director	February 2, 2001

C. B. Bezik	Senior Vice President- Finance and Principal Financial Officer	February 2, 2001

R. J. Leroux	Controller and Principal Accounting Officer	February 2, 2001

R. C. Cambre	Director	February 2, 2001

R. Cucuz	Director	February 2, 2001

J. D. Ireland, III	Director	February 2, 2001

G. F. Joklik	Director	February 2, 2001

L. L. Kanuk	Director	February 2, 2001

A. A. Massaro	Director	February 2, 2001

F. R. McAllister	Director	February 2, 2001

J. C. Morley	Director	February 2, 2001

S. B. Oresman	Director	February 2, 2001

A. Schwartz	Director	February 2, 2001

By: /s/ Cynthia B. Bezik

(Cynthia B. Bezik, as Attorney-in-Fact)

      Original powers of attorney authorizing John S. Brinzo, Cynthia B. Bezik, Joseph H. Ballway, Jr., and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Pagination by
Exhibit		Sequential
Number		Numbering System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc

3(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc	Filed Herewith

3(b)	Regulations of Cleveland-Cliffs Inc	Filed Herewith

Instruments defining rights of security holders, including indentures

4(a)	Form of Common Stock Certificate (filed as Exhibit 4(a) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1998 and incorporated by reference)	Not Applicable

4(b)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4.1 to Form 8-K of Cleveland-Cliffs Inc filed on September 19, 1997 and incorporated by reference)	Not Applicable

4(c)	Credit Agreement, dated as of March 1, 1995, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank (successor to Chemical Bank), as Agent (filed as Exhibit 4(c) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

4(d)	Amendment dated as of July 19, 1996, to the Credit Agreement dated as of March 1, 1995, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank, as Agent	Filed Herewith

4(e)	Amendment dated as of June 1, 1997, to the Credit Agreement dated as of March 1, 1995, as amended, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

4(f)	Amendment dated as of June 1, 1998, to the Credit Agreement dated as of March 1, 1995, as amended, among Cleveland-Cliffs Inc, the financial institutions named therein and the Chase Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 12, 1998 and incorporated by reference)	Not Applicable

4(g)	Note Agreement, dated as of December 15, 1995, among Cleveland-Cliffs Inc and each of the Purchasers named in Schedule I thereto	Filed Herewith

Material Contracts

10(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 1999) (filed as Exhibit 10(a) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(b)	* Severance Agreements by and between Cleveland-Cliffs Inc and certain executive officers, dated as of January 1, 2000 (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(c)	* Retirement and Consulting Agreement, dated as of September 2, 1998, by and between Cleveland-Cliffs Inc and M. Thomas Moore (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on November 5, 1998 and incorporated by reference)	Not Applicable

10(d)	* Consulting and Non-Competition Agreement, effective January 1, 2000, by and between Cleveland-Cliffs Inc and A. Stanley West (Summary Description) (filed as Exhibit 10(d) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(e)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, dated as of January 1, 2000 (Summary Description) (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

10(f)	Form of indemnification agreements with Directors	Filed Herewith

10(g)	* Cleveland-Cliffs Inc 1987 Incentive Equity Plan, effective as of April 29, 1987 (filed as Exhibit 10(h) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(h)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 24, 1997 and incorporated by reference)	Not Applicable

10(i)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 22, 1999 and incorporated by reference)	Not Applicable

10(j)	* Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1998 and incorporated by reference)	Not Applicable

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(k)	* Form of Instrument of Amendment of Nonqualified Stock Option Agreements for Nonemployee Directors, dated as of March 17, 1997 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on May 9, 1997 and incorporated by reference)	Not Applicable

10(l)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995	Filed Herewith

10(m)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan and certain employment agreements (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(n)	* Amendment to Trust Agreement No. 1, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(o)	* Trust Agreement No. 2 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc, the Cleveland-Cliffs Inc Retention Plan for Salaried Employees, and certain employment agreements (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(p)	* First Amendment to Trust Agreement No. 2 (Amended and Restated effective June 1, 1997), dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(q)	* Amendment to Trust Agreement No. 2, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable
10(r)	* Trust Agreement No. 4, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Plan for Deferred Payment of Directors’ Fees	Filed Herewith

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(s)	* First Amendment to Trust Agreement No. 4, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(t)	* Second Amendment to Trust Agreement No. 4, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(u)	* Third Amendment to Trust Agreement No. 4, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(v)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan	Filed Herewith

10(x)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(y)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(z)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(aa)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(bb)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(e) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(cc)	* Amended and Restated Trust Agreement No. 6, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to indemnification agreements with directors	Filed Herewith

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(dd)	* First Amendment to Amended and Restated Trust Agreement No. 6, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(f) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(ee)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan	Filed Herewith

10(ff)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(gg)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(hh)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(g) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(ii)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(h) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

10(jj)	* Amendment to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(kk)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors	Filed Herewith

10(ll)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(mm)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(i) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(nn)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(oo)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(pp)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(qq)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

10(rr)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000	Filed Herewith

10(ss)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000	Filed Herewith

10(tt)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995	Filed Herewith

10(uu)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(vv)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of July 1, 1996	Filed Herewith

10(ww)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of November 12, 1996 (filed as Exhibit 10(dd) to Form 10-K of Cleveland-Cliffs Inc filed on March 26, 1997 and incorporated by reference)	Not Applicable

10(xx)	* Second Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of May 13, 1997 (filed as Exhibit 10(m) to Form 10-Q of Cleveland-Cliffs Inc filed on August 13, 1997 and incorporated by reference)	Not Applicable

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(yy)	* Third Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(qq) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(zz)	Pellet Sale and Purchase Agreement, dated as of May 15, 2000, by and between The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and LTV Steel Company (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

21	Subsidiaries of the registrant	Filed Herewith (Page 60-61)

23	Consent of independent auditors	Filed Herewith (Page 62)

24	Power of Attorney	Filed Herewith (Page 63)

99	Additional Exhibits

99(a)	Schedule II – Valuation and Qualifying Accounts	Filed Herewith

(Page 64)

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.