Form 10-Q
period 2001-03-31
CLEVELAND CLIFFS INC
filed 2001-04-26
CIK 764065

PART I —FINANCIAL INFORMATION
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CONSOLIDATED INCOME
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II – OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Exhibit 99(A) Press Release

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
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

YES    X    NO

As of April 18, 2001, there were 10,152,672 Common Shares (par value $1.00 per share) outstanding.

PART I —FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	(In Millions,
	Except Per
	Share Amounts)
	Three Months
	Ended March 31

	2001		2000

REVENUES

Product sales and services		$20.9		$25.1

Royalties and management fees		8.8		9.2

Total Operating Revenues		29.7		34.3

Interest income		1.1		1.0

Other income		2.4		1.0

Total Revenues		33.2		36.3

COSTS AND EXPENSES

Cost of goods sold and operating expenses		36.0		31.1

Administrative, selling and general expenses		2.8		3.4

Pre-operating loss of Cliffs and Associates Limited		5.8		2.9

Interest expense		2.1		1.2

Other expenses		2.5		2.4

Total Costs and Expenses		49.2		41.0

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST		(16.0)		(4.7)

INCOME TAXES (CREDIT)		(5.2)		(1.2)

LOSS BEFORE MINORITY INTEREST		(10.8)		(3.5)

MINORITY INTEREST		1.2

NET LOSS		$(9.6)		$(3.5)

NET LOSS PER COMMON SHARE

Basic	$	( .95)	$	( .32)

Diluted	$	( .95)	$	( .32)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic		10,104		10,663

Diluted		10,104		10,663

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	March 31	December 31
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$55.5	$29.9

Trade accounts receivable —net	6.4	46.3

Receivables from associated companies	17.2	18.5

Inventories

Product	161.3	90.8

Supplies and other	21.9	22.4

	183.2	113.2

Other	30.4	40.1

TOTAL CURRENT ASSETS	292.7	248.0

PROPERTIES	364.0	356.9

Allowances for depreciation and depletion	(87.8)	(84.2)

TOTAL PROPERTIES	276.2	272.7

INVESTMENTS IN ASSOCIATED COMPANIES	135.2	138.4

OTHER ASSETS

Prepaid pensions	38.2	38.1

Miscellaneous	23.6	30.6

TOTAL OTHER ASSETS	61.8	68.7

TOTAL ASSETS	$765.9	$727.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$65.0	$

Accounts payable and accrued expenses	88.8	102.2

TOTAL CURRENT LIABILITIES	153.8	102.2

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	65.3	71.7

OTHER LIABILITIES	57.4	58.0

MINORITY INTEREST	27.9	23.9

SHAREHOLDERS’ EQUITY

Preferred Stock Class A - 500,000 shares authorized and unissued Class B - 4,000,000 shares authorized and unissued
Common Shares —par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	69.3	67.3

Retained income	493.1	503.7

Cost of 6,684,669 Common Shares in treasury (2000 - 6,708,539 shares)	(183.3)	(183.8)

Unearned compensation	(4.4)	(2.0)

TOTAL SHAREHOLDERS’ EQUITY	391.5	402.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$765.9	$727.8

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months
	Ended March 31

	2001	2000

OPERATING ACTIVITIES

Net loss	$(9.6)	$(3.5)

Depreciation and amortization:

Consolidated	3.8	3.1

Share of associated companies	3.1	3.2

Equity loss in Cliffs and Associates Limited		2.9

Minority interest in Cliffs and Associates Limited	(1.2)

Deferred income taxes	(1.5)

Gain on sale of assets	(1.4)

Other	1.1	(.6)

Total before changes in operating assets and liabilities	(5.7)	5.1

Changes in operating assets and liabilities	(31.2)	(27.9)

Net cash used by operating activities	(36.9)	(22.8)

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated	(7.5)	(.8)

Share of associated companies	(.3)	(.6)

Equity investment and advances in Cliffs and Associates Limited		(4.1)

Proceeds from sale of assets	1.5

Other	(.4)

Net cash used by investing activities	(6.7)	(5.5)

FINANCING ACTIVITIES

Dividends	(1.0)	(4.0)

Short-term borrowings	65.0

Contributions by minority shareholder in Cliffs and Associates Limited	5.2

Net cash from (used by) financing activities	69.2	(4.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25.6	(32.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29.9	67.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55.5	$35.3

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE A —BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2000 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position and results in accordance with generally accepted accounting principles.

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

NOTE B —ACCOUNTING AND DISCLOSURE CHANGES

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June, 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133.” These statements provide the accounting treatment for all derivatives activity and require the recognition of all derivatives as either assets or liabilities on the balance sheet and their measurement at fair value. Adoption of this standard in the first quarter of 2001 did not have a material effect on the Company’s consolidated financial statements. At December 31, 2000, the Company’s managed mines had in place forward contracts for the purchase of natural gas. The forward purchases are utilized to hedge against rising costs and ensure gas availability. At inception, the contracts were in quantities that were probable and expected to be used in the production process. However, due to an unanticipated significant reduction in usage requirements beyond the Company’s control, it was necessary to sell a portion of the contracts during the first quarter resulting in the Company recognizing a $.7 million gain on the sale (included in cost of sales), and an additional fair value gain of $.2 million related to the increase in value of remaining contracts to be settled in

April, 2001. At March 31, 2001, the remaining forward instruments had a notional value of $.4 million (Company share), which approximated market value. Although circumstances beyond the Company’s control required the sale of excess natural gas quantities in the first quarter, the Company’s objective for entering into forward contracts is to hedge price fluctuations. Such contracts, when entered into, are in quantities expected to be used in the production process and, accordingly, are accounted for as normal purchases.

NOTE C —ENVIRONMENTAL RESERVES

      At March 31, 2001, the Company had an environmental reserve, including its share of ventures, of $19.5 million, of which $2.5 million was classified as current. The reserve includes the Company’s obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company’s iron ore mining operations. Reserves are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company’s estimated cost of investigation and remediation.

NOTE D —COMPREHENSIVE INCOME

	March 31 (In Millions)

	2001	2000

Net Loss	$(9.6)	$(3.5)

Other Comprehensive Loss -

Unrealized Loss on Securities		(.3)

Comprehensive Loss	$(9.6)	$(3.8)

NOTE E —SEGMENT REPORTING

      The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company’s dominant segment. The Ferrous Metallics segment consists of the hot briquetted iron (“HBI”) project in Trinidad and Tobago and other developmental activities. “Other” includes non-reportable segments, and unallocated corporate administrative expense and other income and expense.

	(In Millions)

	Iron		Ferrous	Segments			Consolidated
	Ore		Metallics	Total		Other	Total
March 31, 2001

Sales and services to external customers	$20.9	$		$20.9	$		$20.9

Royalties and management fees	8.8			8.8			8.8

Total operating revenues	29.7			29.7			29.7

Loss before income taxes and minority interest	(5.4)		(6.0)	(11.4)		(4.6)	(16.0)

Investments in associated companies	135.2			135.2			135.2

Other identifiable assets	470.5		136.6	607.1		23.6	630.7

Total assets	605.7		136.6	742.3		23.6	765.9

March 31,2000

Sales and services to external customers	$25.1	$		$25.1	$		$25.1

Royalties and management fees	9.2			9.2			9.2

Total operating revenues	34.3			34.3			34.3

Income (loss) before income taxes	3.0		(3.7)	(.7)		(4.0)	(4.7)

Equity loss*			(2.9)	(2.9)			(2.9)

Investments in associated companies	145.0		85.0	230.0			230.0

Other identifiable assets	408.1		1.8	409.9		23.4	433.3

Total assets	553.1		86.8	639.9		23.4	663.3

•	Included in income (loss) before income taxes. Includes equity losses from Cliffs and Associates Limited. In November 2000, the Company acquired controlling interest and subsequent results were consolidated.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER —2001 AND 2000

      Net loss for the first quarter of 2001 was $9.6 million, or $.95 per share (all per share earnings are “diluted earnings per share” unless stated otherwise). In the first quarter of 2000, net loss was $3.5 million, or $.32 per share. First quarter results are not representative of annual results, primarily due to seasonally lower Great Lakes shipments.

      Excluding income taxes and minority interest, the loss increased by $11.3 million. The higher pre-tax loss was primarily due to:

•	Pellet sales margin was a loss of $15.1 million in 2001 compared to a loss of $6.0 million in 2000. Following is a summary comparison of the $9.1 million decrease in first quarter pellet sales margin for 2001 versus 2000:

	(In Millions)

			Increase (Decrease)

	2001	2000	Amount	Percent

Sales (Tons)	.5	.7	(.2)	(22)%

Revenue from product sales and services	$20.9	$25.1	$(4.2)	(17)%

Cost of goods sold and operating expenses	36.0	31.1	4.9	16%

Sales margin (loss)	$(15.1)	$(6.0)	$(9.1)	(152)%

Higher operating costs and lower sales volume were partially offset by higher average price realization. Higher operating costs reflected production curtailments related to the idling of a small pelletizing line at the Northshore Mine and a six-week shutdown at the Hibbing Taconite Mine. Additionally, operating costs were unfavorably impacted by higher natural gas and diesel fuel prices. The decrease in sales volume was principally due to a relatively large carryover of shipments from December, 1999 into January, 2000.

•	Higher loss from Cliffs and Associates Limited (“CAL”) of $2.9 million, or $1.7 million net of minority interest, reflecting continuation of the start-up and commissioning of the HBI joint venture in Trinidad and Tobago in the first quarter of 2001 and the increased Company ownership, 81.8 percent in 2001 versus 46.5 percent in 2000.

•	Interest expense was $.9 million higher in 2001 reflecting interest on the $65 million borrowed on January 8, 2001 under the $100 million revolving credit facility.

•	Other income was $1.4 million higher in 2001 principally due to the sale of non-strategic lands in 2001.

•	Other expenses reflect decreased business development expense, offset by restructuring charges of $1.9 million related to a 25 percent reduction in corporate office staff and a 20 percent salaried workforce reduction at the Empire Mine in the first quarter of 2001. Additional restructuring charges are anticipated in 2001 related to a 15 to 20 percent salaried workforce reduction at the Hibbing Mine in April, 2001 and other organization and employment level evaluations.

CASH FLOW AND LIQUIDITY

      At March 31, 2001, the Company had cash and cash equivalents of $55.5 million compared to $35.3 million at March 31, 2000. Since December 31, 2000, cash and cash equivalents increased $25.6 million, primarily due to the $65 million of short-term borrowings under the revolving credit facility, lower receivables, $41.2 million, and a $13.9 million income tax refund, partially offset by higher product inventories, $70.5 million, and lower payables and accrued expenses, $17.3 million.

      At the end of March, there were 5.7 million tons of pellets in inventory at a cost of $161 million, an increase of 2.4 million tons or $70 million from December 31, 2000. Pellet inventory at March 31, 2000 was 3.6 million tons or $103 million. Cash flow from inventory liquidation is expected to be sufficient to allow repayment of the revolving credit facility by year-end.

NORTH AMERICAN IRON ORE

      Production at the Company’s managed mines in the first three months of 2001 was 6.9 million tons, down from 9.8 million tons in 2000. The Company’s share of production was 2.8 million tons, unchanged from 2000. The 2.9 million ton decrease in total production was principally due to the permanent closure of LTV Steel Mining Company at the beginning of 2001, and production curtailments at the Northshore and Hibbing Mines. On January 9, 2001, Northshore idled its smaller pelletizing line for an estimated nine-month period to reduce full year 2001 production by approximately 700,000 tons. Hibbing operations were idled for six weeks in the first quarter. The Company’s share of production in the quarter was unchanged, in spite of the curtailments at Northshore and Hibbing, due to the Company’s increased ownership of the Empire Mine.

      Difficult conditions in the North American steel industry have reduced the iron ore pellet requirements of the Company’s customers and some of the mines’ steel company partners. Additional year 2001 production curtailments are anticipated at the Company-managed U.S. mines beyond the first quarter reductions at the Northshore and Hibbing Mines in Minnesota.

      On April 23, 2001, Algoma Steel Inc., a 45 percent owner of Tilden Mine and a significant rail transportation customer of the Company, announced that it was initiating a financial restructuring, and as part of the process, had obtained an Order for protection under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice. The Order protects Algoma from creditors during the restructuring process. At the time of the Order, the Company’s exposure to Algoma was limited to $.7 million of transportation receivables. The Company expects Algoma to continue to meet its obligations at the Tilden Mine.

      Pellet sales in the first three months were .5 million tons compared to .7 million tons in 2000. The decrease in volume was primarily due to carryover shipments from December, 1999 into 2000. While there continues to be uncertainty regarding the pellet requirements of certain customers, sales volume for 2001 is expected to approximate 11 million tons. This assumes about 3 million tons of sales to LTV Corporation after considering LTV’s announcement in April, 2001 that it will close one of its blast furnaces in Cleveland by the middle of 2001. While sales projections for 2001 assumes LTV will purchase its iron ore pellet requirements from the Company, LTV has neither affirmed nor rejected its ore purchase contract with the Company. Separately, LTV continues to meet its obligations as a 25 percent partner in the Empire Mine, but has neither affirmed nor rejected its ownership in Empire.

      Given the Company’s production capacity of 12.8 million tons, and the plan to significantly reduce inventory by the end of the year, the Company currently expects to curtail its share of mine production by about 4 million tons, or roughly one-third of capacity. With fixed costs representing approximately one-third of total production costs, the Company’s financial results for the balance of the year are expected to be significantly impacted by costs associated with the production curtailments.

      The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $14 million in 2001, with $2.4 million occurring through March 31, 2001.

FERROUS METALLICS

      Modifications to the CAL hot briquetted iron (HBI) plant in Trinidad were completed on schedule and on budget early in March and the facility produced approximately 9,000 tons of commercial grade briquettes in March. The first quarter loss from CAL was higher than last year primarily due to the Company’s increased ownership of CAL. The Company increased its CAL ownership from 46.5 percent to approximately 82 percent as a result of the Company and Lurgi acquiring LTV Corporation’s 46.5 percent share of CAL in November, 2000.

      CAL is expected to produce about 250,000 tons of HBI in 2001. While the current pricing for HBI is weak, the Company’s share of losses from CAL are expected to be somewhat lower for the full year 2001 than the $13.3 million pre-tax loss recorded in 2000.

CAPITALIZATION

      Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. In addition, the Company borrowed, on January 8, 2001, $65 million on its $100 million revolving credit agreement. The loan interest rate, based on the LIBOR rate plus a premium, is fixed at 6.1 percent through July 8, 2001. Loan repayment timing is subject to future uncertainty, but the Company expects to repay the loan by the end of 2001 and accordingly has classified the borrowing as a current liability. The Company was in compliance with all financial covenants and restrictions of the agreements.

      The fair value of the Company’s long-term debt (which had a carrying value of $70.0 million) at March 31, 2001, was estimated at $69.0 million based on a discounted cash flow analysis and estimates of current borrowing rates. The fair value of the revolving credit debt approximated the carrying value at March 31, 2001.

      Following is a summary of common shares outstanding:

	2001	2000	1999

March 31	10,143,272	10,714,796	11,209,734

June 30		10,502,367	11,211,376

September 30		10,292,356	11,053,349

December 31		10,119,402	10,647,199

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

FORWARD-LOOKING STATEMENTS

      The preceding discussion and analysis of the Company’s operations, financial performance and results, as well as material included elsewhere in this report, includes statements not limited to historical facts. Such statements are “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management’s beliefs and assumptions made on information currently available to it. Factors that could cause the Company’s actual results to be materially different from the Company’s expectations include the following:

•	Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

•	Loss of major iron ore sales contracts;

•	Changes in the financial condition of the Company’s partners and/or customers;

•	Rejection of major contracts and/or venture agreements by customers and/or participants under provisions of the U.S. Bankruptcy Code or similar statutes of other countries;

•	Substantial changes in imports of steel, iron ore, or ferrous metallic products;

•	Displacement of steel by competing materials;

•	Unanticipated changes in the market value of steel, iron ore or ferrous metallics;

•	Domestic or international economic and political conditions;

•	Major equipment failure, availability, and magnitude and duration of repairs;

•	Unanticipated geological conditions or ore processing changes;

•	Process difficulties, including the failure of new technology to perform as anticipated;

•	Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

•	Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

•	Changes in tax laws;

•	Changes in laws, regulations or enforcement practices governing remediation requirements at existing environmental sites, remediation technology advancements, the impact of inflation, the identification and financial condition of other responsible parties, and the number of sites and the extent of remediation activity;

•	Changes in laws, regulations or enforcement practices governing compliance with safety, health and environmental standards at operating locations; and,

•	Accounting principle or policy changes by the Financial Accounting Standards Board or the Securities and Exchange Commission.

      Forward-looking statements speak as of the date they are made and may be superceded by subsequent events. The Company does not undertake any duty, except as required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On February 23, 2001, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 1,450 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for cash to the Trustee of the Trust maintained under the VNQDC Plan. This sale of Common Shares was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by an officer under the VNQDC Plan. The aggregate consideration received by the Company was $24,983.50.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits —Refer to Exhibit Index on page 15.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K dated December 29, 2000, January 4, 2001, January 9, 2001, January 18, 2001, January 31, 2001 and February 28, 2001, respectively, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date April 26, 2001	By /s/ C. B. Bezik C. B. Bezik Senior Vice President-Finance and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

99(a)	Cleveland-Cliffs Inc News Release published on April 25, 2001, with respect to first quarter 2001 results	Filed Herewith