Form 10-Q
period 2001-06-30
CLEVELAND CLIFFS INC
filed 2001-07-27
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
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

YES     X     NO

As of July 18, 2001, there were 10,143,113 Common Shares (par value $1.00 per share) outstanding.

PART I — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2001	2000	2001	2000

REVENUES

Product sales and services

Iron ore products	$83.1	$120.5	$104.0	$145.6

HBI products	3.7		3.7

Total	86.8	120.5	107.7	145.6

Royalties and management fees	10.1	15.4	18.9	24.6

Total Operating Revenues	96.9	135.9	126.6	170.2

Insurance recovery		15.0		15.0

Interest income	.9	.4	2.0	1.4

Other income	2.2	1.1	4.6	2.1

Total Revenues	100.0	152.4	133.2	188.7

COSTS AND EXPENSES

Cost of goods sold and operating expenses

Iron ore products	104.2	116.3	140.2	147.4

HBI products	10.3		10.3

Total	114.5	116.3	150.5	147.4

Administrative, selling and general expenses	5.2	4.9	8.0	8.3

Loss on long-term investment		9.1		9.1

Pre-operating loss of

Cliffs and Associates Limited		3.4	5.8	6.3

Interest expense	2.5	1.3	4.6	2.5

Other expenses	1.4	1.4	3.9	3.8

Total Costs and Expenses	123.6	136.4	172.8	177.4

INCOME (LOSS) BEFORE INCOME TAXES

AND MINORITY INTEREST	(23.6)	16.0	(39.6)	11.3

INCOME TAXES (CREDIT)	(7.1)	5.0	(12.3)	3.8

INCOME (LOSS) BEFORE MINORITY INTEREST	(16.5)	11.0	(27.3)	7.5

MINORITY INTEREST	1.4		2.6

NET INCOME (LOSS)	$(15.1)	$11.0	$(24.7)	$7.5

NET INCOME (LOSS) PER COMMON SHARE

Basic	$(1.50)	$1.04	$(2.45)	$.71

Diluted	$(1.50)	$1.04	$(2.45)	$.71

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic	10,118	10,545	10,110	10,574

Diluted	10,118	10,593	10,110	10,617

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	June 30	December 31
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$55.5	$29.9

Trade accounts receivable — net	32.4	46.3

Receivables from associated companies	13.6	18.5

Inventories

Product	152.0	90.8

Supplies and other	23.7	22.4

	175.7	113.2

Other	37.1	40.1

TOTAL CURRENT ASSETS	314.3	248.0

PROPERTIES	364.8	356.9

Allowances for depreciation and depletion	(91.6)	(84.2)

TOTAL PROPERTIES	273.2	272.7

INVESTMENTS IN ASSOCIATED COMPANIES	132.4	138.4

OTHER ASSETS

Prepaid pensions	38.3	38.1

Miscellaneous	23.0	30.6

TOTAL OTHER ASSETS	61.3	68.7

TOTAL ASSETS	$781.2	$727.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$100.0	$

Accounts payable and accrued expenses	84.4	102.2

TOTAL CURRENT LIABILITIES	184.4	102.2

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	65.2	71.7

OTHER LIABILITIES	58.2	58.0

MINORITY INTEREST	27.8	23.9

SHAREHOLDERS’ EQUITY

Preferred Stock

Class A — 500,000 shares authorized and unissued

Class B — 4,000,000 shares authorized and unissued

Common Shares — par value $1 a share

Authorized — 28,000,000 shares;

Issued — 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	69.0	67.3

Retained income	476.9	503.7

Cost of 6,679,002 Common Shares in treasury

(2000 — 6,708,539 shares)	(183.1)	(183.8)

Unearned compensation	(4.0)	(2.0)

TOTAL SHAREHOLDERS’ EQUITY	375.6	402.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$781.2	$727.8

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Six Months Ended
	June 30

	2001	2000

OPERATING ACTIVITIES

Net income (loss)	$(24.7)	$7.5

Depreciation and amortization:

Consolidated	7.8	6.3

Share of associated companies	5.5	6.2

Equity loss in Cliffs and Associates Limited		6.3

Loss on long-term investment		9.1

Minority interest in Cliffs and Associates Limited	(2.6)

Deferred income taxes	(6.0)	(3.2)

Gain on sale of assets	(2.5)

Other	1.3	2.6

Total before changes in operating assets and liabilities	(21.2)	34.8

Changes in operating assets and liabilities	(50.6)	(52.8)

Net cash used by operating activities	(71.8)	(18.0)

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated

Cliffs and Associates Limited	(5.5)

All other	(2.9)	(2.7)

Total	(8.4)	(2.7)

Share of associated companies	(.9)	(2.4)

Equity investment and advances in

Cliffs and Associates Limited		(7.5)

Proceeds from sale of assets	2.7

Other	(.4)

Net cash used by investing activities	(7.0)	(12.6)

FINANCING ACTIVITIES

Dividends	(2.1)	(8.0)

Short-term borrowings	100.0

Contributions by minority shareholder in

Cliffs and Associates Limited	6.5

Repurchases of Common Shares		(5.5)

Net cash from (used by) financing activities	104.4	(13.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25.6	(44.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29.9	67.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55.5	$23.5

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

NOTE A — BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2000 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

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

NOTE B — ACCOUNTING AND DISCLOSURE CHANGES

      In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June, 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133.” These statements provide the accounting treatment for all derivatives activity and require the recognition of all derivatives as either assets or liabilities on the balance sheet and their measurement at fair value. Adoption of this standard in the first quarter of 2001 did not have a material effect on the Company’s consolidated financial statements. At December 31, 2000, the Company’s managed mines had in place forward contracts for the purchase of natural gas. The forward purchases are utilized to hedge against rising costs and ensure gas availability. At inception, the contracts were in quantities that were probable and expected to be used in the production process. However, due to an unanticipated significant reduction in usage requirements beyond the Company’s control, it was necessary to sell a portion of the contracts during the first quarter resulting in the Company recognizing a $.7 million gain on the sale (included in cost of sales), and an additional fair value gain of

$.2 million related to the increase in value of remaining contracts was settled in April, 2001. There were no sales made in the second quarter. Although circumstances beyond the Company’s control required the sale of excess natural gas quantities in the first quarter, the Company’s objective for entering into forward contracts is to hedge price fluctuations. Such contracts, when entered into, are in quantities expected to be used in the production process and, accordingly, are accounted for as normal purchases. At June 30, 2001, the remaining forward instruments had a notional value of $1.6 million (Company share), with an approximate market value of $.9 million.

      In July, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of the pooling-of-interests method for business combinations and establishes criteria for the recognition of intangible assets separately from goodwill. The statement is effective June 30, 2001. SFAS 142 requires testing of goodwill and indefinite lived intangible assets for impairment rather than amortize them. The statement will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect on its financial statements of this standard when adopted.

NOTE C — ENVIRONMENTAL RESERVES

      At June 30, 2001, the Company had an environmental reserve, including its share of ventures, of $19.1 million, of which $3.2 million was classified as current. The reserve includes the Company’s obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company’s iron ore mining operations. Reserves are based principally on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company’s estimated cost of investigation and remediation.

NOTE D — COMPREHENSIVE INCOME

		(In Millions)

	Second Quarter		First Half

	2001	2000	2001	2000

Net Income (Loss)	$(15.1)	$11.0	$(24.7)	$7.5

Other Comprehensive Loss —

Unrealized Loss on Securities		(.9)		(1.2)

Reclassification Adjustment for Loss Included in Net Income		6.4		6.4

Comprehensive Income (Loss)	$(15.1)	$16.5	$(24.7)	$12.7

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

	(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

Second Quarter 2001

Sales and services to external customers	$83.1		$3.7	$86.8	$		$86.8

Royalties and management fees	10.1			10.1			10.1

Total operating revenues	93.2		3.7	96.9			96.9

Loss before income taxes and minority interest	(10.5)		(6.7)	(17.2)		(6.4)	(23.6)

Investments in associated companies	132.4			132.4			132.4

Other identifiable assets	479.7		139.3	619.0		29.8	648.8

Total assets	612.1		139.3	751.4		29.8	781.2

Second Quarter 2000

Sales and services to external customers	$120.5	$		$120.5	$		$120.5

Royalties and management fees	15.4			15.4			15.4

Total operating revenues	135.9			135.9			135.9

Income (loss) before income taxes	19.4		(4.4)	15.0		1.0	16.0

Equity loss*			(3.4)	(3.4)			(3.4)

Investments in associated companies	142.2		84.4	226.6			226.6

Other identifiable assets	433.3		1.5	434.8		22.3	457.1

Total assets	575.5		85.9	661.4		22.3	683.7

First Six Months 2001

Sales and services to external customers	$104.0		$3.7	$107.7	$		$107.7

Royalties and management fees	18.9			18.9			18.9

Total operating revenues	122.9		3.7	126.6			126.6

Loss before income taxes and minority interest	(15.9)		(12.7)	(28.6)		(11.0)	(39.6)

First Six Months 2000

Sales and services to external customers	$145.6	$		$145.6	$		$145.6

Royalties and management fees	24.6			24.6			24.6

Total operating revenues	170.2			170.2			170.2

Income (loss) before income taxes	22.4		(8.1)	14.3		(3.0)	11.3

Equity loss*			(6.3)	(6.3)			(6.3)

*	Included in income (loss) before income taxes. Includes equity losses from Cliffs and Associates Limited. In November 2000, the Company acquired controlling interest and subsequent results were consolidated.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS — 2001 AND 2000

      Net losses were $15.1 million, or $1.50 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the second quarter, and $24.7 million, or $2.45 per share in the first six months. In 2000, second quarter earnings were $11.0 million, or $1.04 per share, and first six months earnings were $7.5 million, or $.71 per share.

      Earnings in second quarter and first six months of 2000 included two special items, a $9.8 million after-tax recovery on an insurance claim related to lost 1999 sales, and a $6.4 million after-tax charge to recognize the decrease in value of the Company’s investment in publicly-traded common stock.

      Following is a summary of results:

	(In Millions, Except Per Share)

	Second Quarter		First Six Months

	2001	2000	2001	2000

Income (Loss) Before Special Items	$(15.1)	$7.6	$(24.7)	$4.1

Special Items		3.4		3.4

Net Income (Loss):

Amount	$(15.1)	$11.0	$(24.7)	$7.5

Per Share	$(1.50)	$1.04	$(2.45)	$.71

      The pre-tax loss for second quarter 2001 was $22.2 million, an earnings decrease of $32.3 million from second quarter of 2000, excluding special items. The decrease in pre-tax earnings was mainly due to mine production curtailments, lower sales volume, higher mine operating costs and lower royalties and management fees, partially offset by a modest increase in average price realization. Included in cost of goods sold and operating expenses was approximately $21 million of costs related to production curtailments in the second quarter of 2001. Additionally, higher CAL losses, and increased interest expense contributed to the earnings decrease.

      Pre-tax results for the first six months of 2001 were $42.4 million lower than the comparable 2000 period, excluding special items. The decrease in earnings was primarily due to:

•	Pellet sales margin was a loss of $36.2 million in 2001 compared to a loss of $1.8 million in 2000, a margin decrease of $34.4 million summarized as follows:

	(In Millions)

			Increase (Decrease)

	2001	2000	Amount	Percent

Sales (Tons)	2.8	4.1	(1.3)	(32)%

Revenue from product sales and

services	140.2	147.4	(7.2)	(5)%

Cost of goods sold and operating

expenses	140.2	147.4	(7.2)	(5)%

Sales margin (loss)	$(36.2)	$(1.8)	$(34.4)	N/M

Higher operating costs and lower sales volume were partially offset by a modest increase in average price realization. Included in 2001 cost of goods sold and operating expenses was approximately $25 million of fixed costs related to production curtailments. Higher natural gas and diesel fuel costs also contributed to the increase in costs.

•	Royalty and management fee revenue, including amounts paid by the Company as a participant in the mining ventures, decreased $5.7 million reflecting the production curtailments.

•	The loss from Cliffs and Associates Limited (“CAL”) of $12.4 million, or $9.8 million net of minority interest, in the first half of 2001 compared to a loss of $6.3 million in the first half of 2000. The increased loss of $6.1 million, or $3.5 million net of minority interest, reflected the start-up and commissioning of the HBI venture in Trinidad and Tobago in mid-March of 2001 and the increased Company ownership, 82.2 percent in 2001 versus 46.5 percent in 2000.

•	Interest expense was $2.1 million higher in 2001 reflecting interest on the $100 million borrowed under the Company’s $100 million revolving credit facility.

•	Other income was $2.5 million higher in 2001 principally due to the sale of non-strategic lands.

•	Other expenses reflect lower business development expense in 2001, offset by 2001 restructuring charges of $2.1 million related to a 25 percent reduction in corporate office staff, a 20 percent salaried workforce reduction at the Empire Mine, and a 17 percent salaried workforce reduction at the Hibbing Mine.

CASH FLOW AND LIQUIDITY

      At June 30, 2001, the Company had cash and cash equivalents of $55.5 million compared to $23.5 million at June 30, 2000. Since December 31, 2000, cash and cash equivalents increased $25.6 million, primarily due to the $100 million of short-term borrowings under the revolving credit facility, lower receivables, $18.8 million, and a $15.4 million income tax refund, partially offset by higher product inventories, $61.2 million, lower payables and accrued expenses, $22.8 million, and decreased cash flow from operations before changes in operating assets and liabilities, $21.2 million.

      At the end of June, there were 5.3 million tons of pellets in inventory at a cost of $151 million, an increase of 2.1 million tons, or $60 million, from December 31, 2000. Pellet inventory at June 30, 2000 was 3.2 million tons, or $91 million. Cash flow from inventory liquidation is expected to be sufficient to permit repayment of all borrowings under the revolving credit facility by year-end.

NORTH AMERICAN IRON ORE

      Iron ore pellet production at the Company’s managed mines in the second quarter of 2001 was 6.5 million tons compared to 10.8 million tons in 2000. First-half production was 13.4 million tons, down from 20.6 million tons in 2000. The Company’s share of 2001 production of 1.8 million tons in the second quarter and 4.6 million tons in the first half was 1.2 million tons lower in both periods than 2000. The 7.2 million ton decrease in total production was principally due to the permanent closure of LTV Steel Mining Company at the beginning of 2001 and production curtailments at the Empire, Hibbing, Northshore and Tilden Mines. The Tilden Mine expects to have one of its two pelletizing furnaces out of service for a period of about two months, starting in late July, due to a crack in the kiln shell. Further production curtailments are likely at Northshore in the fourth quarter, and production schedules at all mines for the remainder of 2001 are subject to change.

      Given the plan to reduce inventory by December 31, 2001, production will be significantly below the Company’s production capacity of 12.8 million tons for the year. With fixed costs representing approximately one-third of total production costs, the Company’s financial results for the second half will continue to be adversely impacted by costs associated with production curtailments. A modest net loss is expected for the second half.

      On April 23, 2001, Algoma Steel Inc., a 45 percent owner of Tilden Mine and a significant rail transportation customer of the Company, announced that it was initiating a financial restructuring, and as part of the process, had obtained an Order for protection under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice. The Order protects Algoma from creditors during the restructuring process. At the time of the Order, the Company’s exposure to Algoma was limited to $.7 million of transportation receivables, which was reserved. To date, Algoma has met its obligations at the Tilden Mine and for transportation subsequent to the Order.

      Pellet sales in the second quarter of 2001 were 2.2 million tons compared to 3.4 million tons in 2000. Pellet sales in the first half of 2001 were 2.8 million tons, a decrease of 1.3 million tons from the 4.1 million tons sold in the first six months of 2000. While there continues to be uncertainty regarding the pellet requirements of certain customers, sales volume for 2001 is expected to approximate 10 million tons. This estimate assumes LTV Corporation (“LTV”) will continue to operate two blast furnaces in Cleveland and two furnaces in Chicago. Separately, LTV continues to meet its obligations as a 25 percent partner in the Empire Mine, but has neither affirmed nor rejected its ownership in Empire.

      The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $10 million in 2001, with $3.8 million occurring through June 30, 2001.

FERROUS METALLICS

      Modifications to the CAL hot briquetted iron (HBI) plant in Trinidad were completed in March. The facility produced approximately 50,000 tonnes in the second quarter and 59,000 tonnes in the first half of commercial grade briquettes. CAL sold 42,000 tonnes in the second quarter. The loss from CAL was higher than last year primarily due to the Company’s increased ownership of CAL. The Company increased its CAL ownership from 46.5 percent to approximately 82 percent as a result of the Company and Lurgi acquiring LTV Corporation’s 46.5 percent share of CAL in November, 2000. While the current pricing for HBI is weak, the Company’s share of losses from CAL in the second half are expected to be less than the first half pre-tax loss of $9.8 million.

CAPITALIZATION

      Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. The Company borrowed, on January 8, 2001, $65 million, at a fixed interest rate of 6.1 percent through July 8, 2001 (4.25 percent July 9, 2001 through October 9, 2001), and on May 10, 2001, an additional $35 million, at a fixed interest rate of 4.4 percent through November 13, 2001, on its $100 million revolving credit agreement. The loan interest rates are fixed for three to six month periods based on the LIBOR rate plus a premium. The Company was in compliance with all financial covenants and restrictions of the debt agreements.

      The fair value of the Company’s long-term debt (which had a carrying value of $70.0 million) at June 30, 2001, was estimated at $68.1 million based on a discounted cash flow analysis and estimates of current borrowing rates. The fair value of the outstanding debt on the revolving credit facility approximated the carrying value at June 30, 2001.

      Following is a summary of common shares outstanding:

	2001	2000	1999

March 31	10,143,272	10,714,796	11,209,734

June 30	10,148,939	10,502,367	11,211,376

September 30		10,292,356	11,053,349

December 31		10,119,402	10,647,199

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On June 4, 2001, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 186 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for cash to the Trustee of the Trust maintained under the VNQDC Plan. This sale of Common Shares was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by a managerial employee under the VNQDC Plan. The aggregate consideration received by the Company was $3,787.50.

Item 4. Submission of Matters to Vote of Security Holders

      The Company’s Annual Meeting of Shareholders was held on May 8, 2001. At the meeting the Company’s shareholders acted upon the election of Directors, a proposal to approve an amendment to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, and a proposal to ratify the appointment of the Company’s independent public accountants. In the election of Directors, all 9 nominees named in the Company’s Proxy Statement, dated March 26, 2001, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

NOMINEES	FOR	WITHHELD

John S. Brinzo	9,121,773	39,003

Ronald C. Cambre	9,126,337	34,439

Ranko Cucuz	9,125,752	35,024

James D. Ireland III	9,122,785	37,991

Leslie L. Kanuk	9,120,318	40,458

Francis R. McAllister	9,126,445	34,331

John C. Morley	9,123,552	37,224

Stephen B. Oresman	9,123,544	37,232

Alan Schwartz	9,123,059	37,717

      Votes cast in person and by proxy at such meeting for and against the adoption of the proposal approving the Fourth Amendment to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan are as follows: 8,773,189 Common Shares were cast for the adoption of the proposal; 367,857 Common Shares were cast against the adoption of the proposal; and 19,730 Common Shares abstained from voting on the adoption of the proposal.

      Votes cast in person and by proxy at such meeting for and against the adoption of the proposal ratifying the appointment of the firm of Ernst & Young LLP, independent public accountants, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 2001 were as follows: 9,089,515 Common Shares were cast for the adoption of the proposal; 50,560 Common Shares were cast against the adoption of the proposal, and 20,701 Common Shares abstained from voting on the adoption of the proposal.

      There were no broker non-votes with respect to the election of directors; the approval of the amendment to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan; or the ratification of the independent public accountants.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 16.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated April 12, April 16, April 23, April 26, May 8, May 11, May 17 and May 21, 2001; covering information reported under Item 9. Regulation FD Disclosure. The Company also filed Current Reports on Form 8-K, dated July 10 and July 11, 2001, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date	July 27, 2001	By	/s/ C. B. Bezik

C. B. Bezik
Senior Vice President-Finance and
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

10(a)	Indemnification Agreement dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning	Filed Herewith

10(b)	Severance Agreement dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning	Filed Herewith

10(c)	Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated effective as of January 1, 2001)	Filed Herewith

10(d)	Amendment to Amended and Restated Cleveland- Cliffs Inc Retirement Plan For Non-Employee Directors dated as of January 1, 2001	Filed Herewith

99(a)	Cleveland-Cliffs Inc News Release published on July 25, 2001, with respect to 2001 second quarter results	Filed Herewith

99(b)	Cleveland-Cliffs Inc News Release published on July 26, 2001, captioned Tilden Mine Experiences Equipment Outage	Filed Herewith