Form 10-Q
period 2001-09-30
CLEVELAND CLIFFS INC
filed 2001-10-25
CIK 764065

PART I — FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT 10(A)--DIRECTOR/OFFICER INDEMNIFIC. AGRMT
EXHIBIT 10(B)--EXEC. RETENTION PLAN AS OF 1/1/01
EXHIBIT 18--PREFERABILITY LTR ON E&Y ACCT CHANGE
EXHIBIT 99(A)--NEWS RELEASE PUBLISHED 10/22/01
EXHIBIT 99(B)--NEWS RELEASE PUBLISHED 10/24/01

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.
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

YES    X           NO

As of October 18, 2001, there were 10,143,509 Common Shares (par value $1.00 per share) outstanding.

PART I — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

REVENUES Product sales and services Iron ore products	$109.1	$134.6	$213.1	$280.2

HBI products	4.9		8.6

Total	114.0	134.6	221.7	280.2

Royalties and management fees	12.2	15.0	31.1	39.6

Total Operating Revenues	126.2	149.6	252.8	319.8

Insurance recovery	.4	.3	.4	15.3

Interest income	.8	.7	2.8	2.1

Other income	3.4	1.9	8.0	4.0

Total Revenues	130.8	152.5	264.0	341.2

COSTS AND EXPENSES Cost of goods sold and operating expenses Iron ore products	116.5	132.8	256.7	280.2

HBI products	10.7		21.0

Total	127.2	132.8	277.7	280.2

Administrative, selling and general expenses	3.9	5.9	11.9	14.2

Loss on long-term investment		1.1		10.2

Pre-operating loss of Cliffs and Associates Limited		3.4	5.8	9.7

Interest expense	2.8	1.2	7.4	3.7

Other expenses	.9	1.3	4.8	5.1

Total Costs and Expenses	134.8	145.7	307.6	323.1

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4.0)	6.8	(43.6)	18.1

INCOME TAXES (CREDIT)	(1.1)	.5	(13.4)	4.3

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2.9)	6.3	(30.2)	13.8

MINORITY INTEREST	1.2		3.8

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1.7)	6.3	(26.4)	13.8

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN ACCOUNTING PRINCIPLE			9.3

NET INCOME (LOSS)	$(1.7)	$6.3	$(17.1)	$13.8

NET INCOME (LOSS) PER COMMON SHARE Basic and Diluted Before cumulative effect of change in accounting principle	$(.16)	$.60	$(2.61)	$1.31

Cumulative effect on prior years of change in accounting principle			.92

Net income (loss)	$(.16)	$.60	$(1.69)	$1.31

AVERAGE NUMBER OF SHARES (IN THOUSANDS) Basic	10,139	10,352	10,120	10,501

Diluted	10,139	10,391	10,120	10,532

       See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	September 30	December 31
	2001	2000

ASSETS

CURRENT ASSETS Cash and cash equivalents	$101.2	$29.9

Trade accounts receivable — net	28.3	46.3

Receivables from associated companies	14.1	18.5

Inventories Product	127.8	90.8

Supplies and other	22.8	22.4

	150.6	113.2

Other	35.4	40.1

TOTAL CURRENT ASSETS	329.6	248.0

PROPERTIES	359.6	356.9

Allowances for depreciation and depletion	(95.3)	(84.2)

TOTAL PROPERTIES	264.3	272.7

INVESTMENTS IN ASSOCIATED COMPANIES	134.9	138.4

OTHER ASSETS
Prepaid pensions	46.4	38.1

Miscellaneous	20.1	30.6

TOTAL OTHER ASSETS	66.5	68.7

TOTAL ASSETS	$795.3	$727.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES Short-term borrowings	$100.0	$

Accounts payable and accrued expenses	93.3	102.2

TOTAL CURRENT LIABILITIES	193.3	102.2

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	65.6	71.7

OTHER LIABILITIES	57.4	58.0

MINORITY INTEREST	27.1	23.9

SHAREHOLDERS’ EQUITY Preferred Stock Class A - 500,000 shares authorized and unissued Class B - 4,000,000 shares authorized and unissued Common Shares — par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	66.4	67.3

Retained income	483.5	503.7

Cost of 6,684,432 Common Shares in treasury (2000 - 6,708,539 shares)	(183.2)	(183.8)

Unearned compensation	(1.6)	(2.0)

TOTAL SHAREHOLDERS’ EQUITY	381.9	402.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$795.3	$727.8

       See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Nine Months Ended
	September 30

	2001	2000

OPERATING ACTIVITIES Net income (loss)	$(17.1)	$13.8

Depreciation and amortization:

Consolidated	11.5	9.6

Share of associated companies	8.2	9.4

Loss on long-term investment		10.2

Equity loss in Cliffs and Associates Limited		9.7

Cumulative effect of change in accounting principle,

net of $5.0 million tax	(9.3)

Gain on sale of assets	(5.1)

Minority interest in Cliffs and Associates Limited	(3.8)

Deferred income taxes	(6.2)	(4.1)

Other	2.6	2.2

Total before changes in operating assets and liabilities	(19.2)	50.8

Changes in operating assets and liabilities	(12.8)	(24.8)

Net cash from (used by) operating activities	(32.0)	26.0

INVESTING ACTIVITIES Purchase of property, plant and equipment:

Consolidated
Cliffs and Associates Limited	(6.0)

All other	(2.6)	(5.4)

Total	(8.6)	(5.4)

Share of associated companies	(2.1)	(4.1)

Equity investment and advances in Cliffs and Associates Limited		(11.3)

Proceeds from sale of assets	10.5	.5

Other	(.4)

Net cash used by investing activities	(.6)	(20.3)

FINANCING ACTIVITIES Dividends	(3.1)	(11.9)

Short-term borrowings	100.0

Contributions by minority shareholder in

Cliffs and Associates Limited	7.0

Repurchases of Common Shares		(11.8)

Net cash from (used by) financing activities	103.9	(23.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71.3	(18.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29.9	67.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101.2	$49.6

       See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B — ACCOUNTING AND DISCLOSURE CHANGES

     In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June, 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133.” These statements provide the accounting treatment for all derivatives activity and require the recognition of all derivatives as either assets or liabilities on the balance sheet and their measurement at fair value. Adoption of this standard in the first quarter of 2001 did not have a material effect on the Company’s consolidated financial statements. At December 31, 2000, the Company’s managed mines had in place forward contracts for the purchase of natural gas to hedge against price volatility and ensure gas availability. At inception, the contracts were in quantities that were expected to be used in the production process. However, due to an unanticipated significant reduction in usage requirements beyond the Company’s control, it was necessary to sell a portion of the contracts during the first quarter resulting in the Company recognizing a $.7 million gain on the sale (included in cost of sales), and an additional fair value gain of $.2 million related to the increase in value of remaining contracts was settled in April, 2001. There were no sales made in the second or third quarters. Although circumstances beyond the Company’s control required the sale of excess natural gas quantities in the first quarter, the Company’s objective for entering into forward contracts is to hedge price fluctuations. Such contracts, when entered into, are in quantities expected to be used in the production process and, accordingly, are accounted for as normal purchases. At September 30, 2001, the forward instruments had a notional value of $1.7 million (Company share), with an approximate market value of $.8 million.

     In July, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of the pooling-of-interests method for business combinations and establishes criteria for the recognition of intangible assets separately from goodwill. This statement is effective June 30, 2001. SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. This statement will be effective for fiscal years beginning after December 15, 2001. Although the Company has not yet completed its review of the impact of adopting these statements, it does not believe the statements, when adopted, will be significant to its consolidated financial statements.

     In July, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

     In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement provides a single accounting model for long-lived assets to be disposed of. The Company has not yet determined the effect on its consolidated financial statements of implementing this statement, which is effective for fiscal years beginning after December 15, 2001.

NOTE C — CHANGE IN METHOD OF ACCOUNTING

     Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost. Previously, the Company utilized a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans. Under the new accounting method, the market value of plan assets will reflect realized and unrealized gains and losses immediately. In management’s opinion, the new method will result in improved financial reporting because the method more closely reflects the fair value of its pension assets at the date of reporting.

     The cumulative effect of this accounting change related to prior years was a one-time non-cash credit of $9.3 million ($14.3 million pre-tax) recognized in net income as of January 1, 2001. The effect of the change in accounting had only a modest effect

($.1 million of income) on the third quarter and year-to-date results. The pro forma effect of this change, as if it had been made for the third quarter and first nine months ended September 30, 2000, would be to increase net income as follows:

	September 30, 2000

	Third	Nine
	Quarter	Months

Pro Forma (In Millions)
Net income as reported	$6.3	$13.8

Effect of accounting change	.4	1.4

Net income	$6.7	$15.2

Per Share (Basic and Diluted)
As reported	$.60	$1.31

Effect of accounting change	.05	.13

Total	$.65	$1.44

NOTE D — ENVIRONMENTAL RESERVES

     At September 30, 2001, the Company had an environmental reserve, including its share of ventures, of $18.7 million, of which $3.0 million was classified as current. The reserve includes the Company’s obligations related to Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, including Cliffs-Dow and Kipling sites in Michigan, the Summitville site in Colorado and the Rio Tinto mine site in Nevada, all of which sites are independent of the Company’s iron ore mining operations. Reserves are based principally on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto and Cliffs-Dow. Also included in the reserve are wholly-owned active and closed mining operations, and other sites, including former operations, for which reserves are based on the Company’s estimated cost of investigation and remediation.

NOTE E — COMPREHENSIVE INCOME

		(In Millions)

	Third Quarter		Nine Months

	2001	2000	2001	2000

Net income (loss)	$(1.7)	$6.3	$(17.1)	$13.8

Other comprehensive loss — unrealized loss on securities				(1.2)

Reclassification adjustment for loss

included in net income				6.4

Comprehensive income (loss)	$(1.7)	$6.3	$(17.1)	$19.0

NOTE F — SEGMENT REPORTING

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

			(In Millions)

	Iron	Ferrous		Segments	Consolidated
	Ore	Metallics		Total	Other	Total

Third Quarter 2001
Sales and services to external customers	$109.1		$4.9	$114.0	$		$114.0

Royalties and management fees	12.2			12.2			12.2

Total operating revenues	121.3		4.9	126.2			126.2

Income (loss) before income taxes, minority interest and cumulative effect adjustment	7.1		(5.9)	1.2		(5.2)	(4.0)

Investments in associated companies	134.9			134.9			134.9

Other identifiable assets	491.9		136.5	628.4		32.0	660.4

Total assets	626.8		136.5	763.3		32.0	795.3

Third Quarter 2000
Sales and services to external customers	$134.6	$		$134.6	$		$134.6

Royalties and management fees	15.0			15.0			15.0

Total operating revenues	149.6			149.6			149.6

Income (loss) before income taxes	16.2		(4.4)	11.8		(5.0)	6.8

Equity loss*			(2.6)	(2.6)			(2.6)

Investments in associated companies	140.5		84.2	224.7			224.7

Other identifiable assets	435.6		2.6	438.2		23.2	461.4

Total assets	576.1		86.8	662.9		23.2	686.1

First Nine Months 2001
Sales and services to external customers	$213.1		$8.6	$221.7	$		$221.7

Royalties and management fees	31.1			31.1			31.1

Total operating revenues	244.2		8.6	252.8			252.8

Loss before income taxes, minority interest and cumulative effect adjustment	(8.8)		(18.6)	(27.4)		(16.2)	(43.6)

First Nine Months 2000
Sales and services to external customers	$280.2	$		$280.2	$		$280.2

Royalties and management fees	39.6			39.6			39.6

Total operating revenues	319.8			319.8			319.8

Income (loss) before income taxes	38.6		(12.5)	26.1		(8.0)	18.1

Equity loss*			(9.7)	(9.7)			(9.7)

*	Included in income (loss) before income taxes. Includes equity losses from Cliffs and Associates Limited. In November 2000, the Company acquired controlling interest and subsequent results were consolidated.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS — 2001 AND 2000

     Net losses were $1.7 million, or $ .16 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the third quarter, and $26.4 million, or $2.61 per share before cumulative effect, in the first nine months. In 2000, third quarter earnings were $6.3 million, or $.60 per share, and first nine months earnings were $13.8 million, or $1.31 per share.

     Earnings in the first nine months of 2000 included two special items, a $9.9 million ($.1 million in the third quarter) after-tax recovery on an insurance claim related to lost 1999 sales, and a $6.6 million after-tax charge ($.2 million in the third quarter) to recognize the decrease in value of the Company’s investment in publicly-traded common stock.

     The following summary of results excludes the cumulative effect of the change in accounting principle:

		(In Millions, Except Per Share)

	Third Quarter		First Nine Months

	2001	2000	2001	2000

Income (loss) before special items	$(1.7)	$6.4	$(26.4)	$10.5

Special items		(.1)		3.3

Income (loss) before cumulative effect of change in accounting principle:

Amount	$(1.7)	$6.3	$(26.4)	$13.8

Per Share	$(.16)	$.60	$(2.61)	$1.31

     The pre-tax loss for third quarter 2001 was $2.8 million, an earnings decrease of $10.4 million from third quarter of 2000, excluding special items. The decrease in pre-tax earnings was mainly due to mine production curtailments, lower royalties and management fees, and lower sales volume, partially offset by a gain on sales of non- strategic assets and lower corporate expense. Included in cost of goods sold and operating expenses was approximately $10 million of costs related to production curtailments in the third quarter of 2001. Additionally, higher Cliffs and Associates Limited (“CAL”) losses, and increased interest expense contributed to the earnings decrease.

     Pre-tax results, excluding the cumulative effect adjustment, for the first nine months of 2001 were $52.8 million lower than the comparable 2000 period, excluding special items. The decrease in earnings was primarily due to:

•	Pellet sales margin was a loss of $43.6 million in 2001 compared to breakeven in 2000, summarized as follows:

		(In Millions)

			Increase (Decrease)

	2001	2000	Amount	Percent

Sales (Tons)	5.7	7.8	(2.1)	(27)%

Revenue from product sales and services	$213.1	$280.2	$(67.1)	(24)%

Cost of goods sold and operating expenses	256.7	280.2	(23.5)	(8)%

Sales margin (loss)	$(43.6)	—	$(43.6)	N/M

Higher operating costs and lower sales volume were partially offset by a modest increase in average price realization. Included in 2001 cost of goods sold and operating expenses was approximately $35 million of fixed costs related to production curtailments. Higher energy, and employment costs, primarily related to benefits, also contributed to the increase in costs.

•	Royalty and management fee revenue, including amounts paid by the Company as a participant in the mining ventures, decreased $8.5 million reflecting the production curtailments.

•	The loss from CAL of $18.2 million, or $14.4 million net of minority interest, in the first nine months of 2001 compared to a loss of $9.7 million in the first nine months of 2000. The increased loss of $8.5 million, or $4.7 million net of minority interest, reflected the start-up and commissioning of the HBI venture in Trinidad and Tobago in mid-March of 2001 and the increased Company ownership, 82.3 percent in 2001 versus 46.5 percent in 2000.

•	Interest expense was $3.7 million higher in 2001 reflecting interest on the $100 million borrowed under the Company’s $100 million revolving credit facility.

•	Other income was $4.0 million higher in 2001 principally due to the sale of non-strategic assets.

•	Other expenses reflect lower business development expense in 2001, offset by 2001 restructuring charges of $2.5 million related to a 27 percent reduction in Central Service personnel in Minnesota and Michigan, a 25 percent reduction in corporate office staff, a 20 percent salaried workforce reduction at the Empire Mine in Michigan, and a 17 percent salaried workforce reduction at the Hibbing Mine in Minnesota.

CASH FLOW AND LIQUIDITY

     At September 30, 2001, the Company had cash and cash equivalents of $101.2 million compared to $49.6 million at September 30, 2000. Since December 31, 2000, cash and cash equivalents increased $71.3 million, primarily due to the $100 million of short-term borrowings under the revolving credit facility, lower receivables, $22.4 million, $15.4 million income tax refund, and proceeds from sale of non-strategic assets, $10.5 million, partially offset by higher product inventories, $37.0 million, decreased cash flow from operations before changes in operating assets and liabilities, $19.2 million and lower payables and accrued expenses, $12.5 million.

     At the end of September, there were 4.5 million tons of pellets in inventory at a cost of $126 million, an increase of 1.2 million tons, or $35 million, from December 31, 2000. Pellet inventory at September 30, 2000 was 2.6 million tons, or $73 million. Based on the Company’s current sales outlook, the Company expects to reduce its pellet inventories to less than 3 million tons by December 31, 2001. Based on the Company’s planned sales and inventory liquidation, cash flow is projected to be sufficient to permit repayment of all borrowings under the revolving credit facility by year-end.

IRON ORE

     Iron ore pellet production at the Company’s managed mines in the third quarter of 2001 was 6.4 million tons compared to 10.6 million tons in 2000. First nine months production was 19.8 million tons, down from 31.2 million tons in 2000. The Company’s share of 2001 production of 2.2 million tons in the third quarter and 6.8 million tons in the first nine months was .8 million tons and 2.0 million tons lower than third quarter and first nine months of 2000, respectively. The 11.4 million ton decrease in total production was principally due to the permanent closure of LTV Steel Mining Company (“LTVSMC”) at the beginning of 2001 and production curtailments at the other mines. Additionally, the Company has announced that production curtailments will occur at Northshore and Wabush Mines in the fourth quarter. Production schedules at all mines remain subject to change and additional production curtailments are under review. The Company’s share of production for the year is expected to be about 8.4 million tons, which is significantly below the Company’s production capacity of 12.8 million tons for the year. With fixed costs representing approximately one-third of total production costs, the Company’s financial results for the fourth quarter will continue to be adversely impacted by costs associated with production curtailments and a net loss is expected.

     On October 15, 2001, Bethlehem Steel Corporation (“Bethlehem”), a 70.3 percent participant in the Hibbing Mine and a customer of the Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company expects Bethlehem will continue to fund its Hibbing obligations and take iron ore from the mine. The Company did not have any trade accounts receivable from Bethlehem as of September 30, 2001. The Company sold iron to Bethlehem in October, prior to the bankruptcy filing, that will result in a fourth quarter pre-tax charge of approximately $1.0 million. It is not expected that the Bethlehem filing will have a significant effect on the Company’s financial results in 2001.

     On August 26, 2001, Acme Metals Incorporated, a 15.1 percent participant in the Wabush Mines joint venture, ceased funding its cash requirements for its obligations at Wabush Mines. As a result, production will be curtailed in the fourth quarter by about .4 million tons. Acme Metals Incorporated has been operating under Chapter 11 of the U.S. Bankruptcy Code since September 28, 1998.

     On April 23, 2001, Algoma Steel Inc., a 45 percent owner of Tilden Mine and a significant rail transportation customer of the Company, announced that it was initiating a financial restructuring, and as part of the process, had obtained an Order for protection under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice. The Order protects Algoma from creditors during the restructuring process. At the time of the Order, the Company’s exposure to Algoma was limited to $.7 million of transportation receivables, which was reserved. To date, Algoma has met its cash funding obligations at the Tilden Mine and for transportation subsequent to the Order.

     Pellet sales in the third quarter of 2001 were 2.9 million tons compared to 3.7 million tons in 2000. Pellet sales in the first nine months of 2001 were 5.7 million tons, a decrease of 2.1 million tons from the 7.8 million tons sold in the first nine months of 2000. While there continues to be uncertainty regarding the pellet requirements of customers, sales volume for 2001 is currently expected to be between 9.0 million and 9.2 million tons. This estimate assumes LTV Corporation (“LTV”) will continue to operate two blast furnaces in Cleveland and two furnaces in Chicago, and purchase from the Company about 1.4 million tons in the fourth quarter. Separately, LTV continues to meet its obligations as a 25 percent partner in the Empire Mine, but has neither affirmed nor rejected its ownership in Empire.

     The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $10 million in 2001, with $4.7 million having occurred through September 30, 2001.

FERROUS METALLICS

     Modifications to the CAL hot briquetted iron (HBI) plant in Trinidad were completed in March. The facility produced approximately 59,000 tonnes in the third quarter and 118,000 tonnes in the first nine months of commercial grade briquettes. CAL sold 54,000 tonnes in the third quarter and 96,000 tonnes through September 30, 2001. The loss from CAL was higher than last year primarily due to the Company’s increased ownership of CAL. The Company increased its CAL ownership from 46.5 percent to 82.3 percent as a result of the Company and Lurgi acquiring LTV Corporation’s 46.5 percent share of CAL in November, 2000. Pricing for HBI has weakened significantly in the fourth quarter. Although improved operating performance is anticipated, a loss from CAL in the fourth quarter is expected.

CAPITALIZATION

     Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on

December 15, 2005. The Company borrowed, on January 8, 2001, $65 million, at a fixed interest rate of 6.1 percent through July 8, 2001 (4.3 percent July 9, 2001 through October 9, 2001), and on May 10, 2001, an additional $35 million, at a fixed interest rate of 4.4 percent through November 13, 2001, on its $100 million revolving credit agreement. The loan interest rates are fixed for various periods based on the LIBOR rate plus a premium. The Company is in compliance with all financial covenants and restrictions of the debt agreements.

     The fair value of the Company’s long-term debt (which had a carrying value of $70.0 million) at September 30, 2001, was estimated at $71.6 million based on a discounted cash flow analysis and estimates of current borrowing rates. The fair value of the outstanding debt on the revolving credit facility approximated the carrying value at September 30, 2001.

     Following is a summary of common shares outstanding:

	2001	2000	1999

March 31	10,143,272	10,714,796	11,209,734

June 30	10,148,939	10,502,367	11,211,376

September 30	10,143,509	10,292,356	11,053,349

December 31		10,119,402	10,647,199

STRATEGIC INVESTMENTS

     The Company is seeking additional investment opportunities, domestically and internationally, to broaden its scope as a supplier of iron units to the steel industry, including investments in iron ore mines or ferrous metallics facilities. In the normal course of business, the Company examines opportunities to increase profitability and strengthen its business position by evaluating various investment opportunities consistent with its business strategy. The Company is currently engaging in discussions with certain steel companies to acquire their ownership interests in North American iron ore mines; however, there is no certainty as to whether any transaction can be completed. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity, incurring additional indebtedness, project financing, or other sources of funding to make investments.

ASSET ACQUISITION

     On October 10, 2001, the Company announced that subsidiaries of the Company and Minnesota Power, a business of Allete, Inc. have reached an agreement with LTV to acquire the assets of LTVSMC in Minnesota for $25 million (Company share $12.5 million) and the assumption of environmental and certain other liabilities.

     The Company will acquire all of the iron ore mining and processing facilities of LTVSMC, including its 74-mile mainline railroad and dock operation at Taconite Harbor, Minnesota on the north shore of Lake Superior. A Minnesota Power subsidiary will acquire the 225 megawatt electric generating facility at Taconite Harbor, transmission facilities, and non-mining property. Minnesota Power will make a $62.5 million payment to the Company. The Company will use the payment for its share of the purchase price and the environmental liabilities and other costs being assumed by the Company.

     The Company does not intend to operate the mining assets for the production of iron ore pellets, but is investigating other options including non-ferrous metals development and providing transportation support services to other Minnesota mining operations. The Company has entered into an option agreement with Minnesota Iron Range Resources and Rehabilitation Board (“IRRRB”) for the purchase by IRRRB of mining lands for future development. The purchase is expected to be finalized in the fourth quarter.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On September 14, 2001, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 15 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for cash to the Trustee of the Trust maintained under the VNQDC Plan. This sale of Common Shares was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by a managerial employee under the VNQDC Plan. The aggregate consideration received by the Company was $241.95.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 17.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated July 10 and July 11, 2001, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed Current Reports on Form 8-K dated October 10 and October 16, 2001, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date	October 25, 2001	By /s/ C. B. Bezik

C. B. Bezik Senior Vice President-Finance and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

10(a)	Director and Officer Indemnification Agreement, dated as of July 10, 2001, by and between Cleveland-Cliffs Inc and David H. Gunning	Filed Herewith

10(b)	Cleveland-Cliffs Inc Executive Retention Plan, effective as of January 1, 2001	Filed Herewith

18	Preferability Letter from Ernst & Young LLP, dated October 22, 2001, on accounting change	Filed Herewith

99(a)	Cleveland-Cliffs Inc News Release published on October 22, 2001, captioned Cleveland-Cliffs Comments on ITC’s Imported Steel Findings	Filed Herewith

99(b)	Cleveland-Cliffs Inc News Release published on October 24, 2001, with respect to 2001 third quarter results	Filed Herewith