Form 10-K405
period 2001-12-31
CLEVELAND CLIFFS INC
filed 2002-02-05
CIK 764065

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7.A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EX-4(b) Rights Agreement 09/19/1997
EX-4(f) Amendment to Credit Agreement
EX-10(b) Amended Supplemental Retirement Benefit
EX-10(i) 1992 Incentive Equity Plan
EX-10(l) Nonqualified Stock Option Amendment
EX-10(o) Trust Agreement #1
EX-10(q) Trust Agreement #2
EX-10(r) Trust Agreement #2 - Amd #1
EX-10(w) Trust Agreement #4 - Amd #3
EX-10(cc) Trust Agreement #5 - Amd #5
EX-10(ee) Trust Agreement #6 - Amd #1
EX-10(ii) Trust Agreement #7 - Amd #3
EX-10(jj) Trust Agreement #7 - Amd #4
EX-10(nn) Trust Agreement #8 - Amd #2
EX-10(oo) Trust Agreement #9
EX-10(pp) Trust Agreement #10
EX-10(yy) Nonemployee Directors Comp Plan - Amd #1
EX-10(zz) Nonemployee Directors Comp Plan - Amd #2
EX-21 Sudsidiaries of the Registrant
EX-23 Consent of Independent Auditors
EX-24 Power of Attorney
EX-99(a) Schedule II-Valuation & Qualifying Accts.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of January 31, 2002, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $17.40 per share as reported on the New York Stock Exchange — Composite Index was $168,020,821 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

         The number of shares outstanding of the registrant’s $1.00 par value common stock was 10,152,423 as of January 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 14, 2002 are incorporated by reference into Part III.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

INTRODUCTION

         Cleveland-Cliffs Inc (including its consolidated subsidiaries, the “Company”) is the successor to business enterprises whose beginnings can be traced to earlier than 1850. The Company’s headquarters are at 1100 Superior Avenue, Cleveland, Ohio 44114-2589, and its telephone number is (216) 694-5700.

BUSINESS

         The Company has two business segments offering differing iron products and services to the steel industry, with iron ore being the Company’s dominant segment and ferrous metallics being the other segment. The ferrous metallics segment consists of a hot briquetted iron venture project located in Trinidad and Tobago and other developmental activities. The Company is pursuing additional investment opportunities to broaden its scope as a supplier of iron products to the steel industry.

Iron Ore

         The Company owns, directly or indirectly, three major iron ore operating subsidiaries, The Cleveland-Cliffs Iron Company (“CCIC”), Cliffs Mining Company (“CMC”) and Northshore Mining Company (“Northshore”). CCIC and CMC hold interests in various iron ore mining ventures (“mining ventures”) and act as managing agents. The operations of Northshore are entirely owned by the Company. Collectively, CCIC, CMC and Northshore manage and own interests in North American mines; sell iron ore pellets in North America and Europe; control, develop, and lease reserves to mine owners; and provide ancillary services to the mines. The operations of each mine are independent of the other mines.

         For information on the iron ore business, including royalties and management fees for the years 1999-2001, see Note 2 in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2001.

         For information concerning operations of the Company, see material under the heading “Summary of Financial and Other Statistical Data” for the year ended December 31, 2001 in Item 6.

         CCIC owns or holds long-term leasehold interests in active Michigan properties containing an estimated 1.3 billion tons of crude iron ore reserves (approximately 433 million tons of equivalent standard iron ore pellets). CCIC, CMC and Northshore manage and own equity interests in five active mines in North America with a total rated annual capacity of 32.4 million tons as of December 31, 2001 (see Table on page 4).

         CCIC, CMC and Northshore’s United States properties include two active open-pit mines and pellet plants on the Marquette Range of the Upper Peninsula of Michigan, and two active open-pit mines and pellet plants on the Mesabi Range in Minnesota. Two railroads, one of which is wholly-owned by a subsidiary of the Company, link the Marquette Range with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, pellets are transported by rail to a shiploading port at Superior, Wisconsin. At Northshore, crude ore is shipped by rail from the mine to processing facilities at Silver Bay, Minnesota, also the upper lakes port of shipment. In addition, in Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At Wabush Mines, concentrates are shipped by rail from the Scully Mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

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

         With respect to the active mines in which CCIC and CMC have an equity interest, such interests range from 15% to 40% as of December 31, 2001 (see Table on page 4). Pursuant to certain operating agreements at each mine, each participant is generally obligated to take its share of production for its own use. CCIC and CMC’s share of production is resold to steel manufacturers pursuant to multi-year contracts, usually with price adjustment provisions, or one-year contracts. Pursuant to operating agreements at each mine, each participant is entitled to nominate the amount of iron ore which will be produced for its account for that year. During the year, such nomination generally may be increased (subject to capacity availability) or decreased (subject to certain minimum production levels) by a specified amount.

         Cliffs Minnesota Minerals Company, a subsidiary of the Company, owns an iron ore operation (Northshore) and power plant (Silver Bay Power Company) in Minnesota with 4.3 million annual tons of active capacity for production of standard and flux pellets (equivalent to 4.8 million tons of standard pellet capacity), supported by a 115 megawatt power generation plant, and an estimated 1.1 billion tons of magnetite crude iron ore reserves (approximately 344 million tons of iron ore pellets) leased mainly from the Mesabi Trust.

         During 2001, the North American mines produced 25.4 million tons of pellets compared to 41 million tons in 2000, of which the Company’s share was 7.8 million tons versus 11.8 million tons in 2000. The decrease in 2001 reflects lower Company sales volume. The Company expects production at its five active mines in 2002 to be significantly below the combined 32.4 million capacity. Production decreases could be undertaken in 2002 to further address the Company’s sales volume uncertainty, a reduction of the Company’s 3 million ton pellet inventory at December 31, 2001, and potential steel company participants’ pellet requirements.

Bankruptcies of Mine Partners and Customers

         For information on the bankruptcies of mine venture participants and the Company’s customers, see information contained in the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 19 to 20, and in Note 4 in the Notes to the Company’s Consolidated Financial Statements for year ended December 31, 2001.

LTV Steel Mining Company (“LTVSMC”) Transaction

         In October, 2001, subsidiaries of the Company and Minnesota Power, a business of Allete, Inc., acquired the LTV Steel Company, Inc. assets of LTVSMC in Minnesota for $25 million (Company share $12.5 million) and assumed environmental and certain facility closure obligations. Minnesota Power acquired the 225 megawatt electric generating facility at Taconite Harbor, transmission facilities, and non-mining property and made a $62.5 million payment to the Company. In addition, the Company received all of the iron ore mining and processing facilities of LTVSMC, including its 74-mile mainline railroad and dock operation at Taconite Harbor, Minnesota, on the north shore of Lake Superior and assumed certain environmental and closure obligations of the facility. The Company does not intend to operate the mining assets for the production of iron ore pellets, but is investigating other options including non-ferrous metals development and providing transportation support services to other Minnesota mining operations. The Company has entered into an option agreement with Minnesota Iron Range Resources and Rehabilitation Board (“IRRRB”) for the purchase by IRRRB of mining lands for future development.

Mine Production, Capacity and Mineral Reserves

         Following is a table of production, current defined capacity, and mineral reserves for the iron ore mines currently managed or owned by CCIC, CMC and Northshore. The estimated mineral reserves and full production rates could be affected by, among other things, future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity or the mineral reserves could require increases in capital and development expenditures. Alternatively, changes in economic conditions or in the expected quality of ore reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity or mineral reserves.

				Tons in Millions (1)

		Company’s			Current
		Current		Pellet Production			Current			Operating
		Operating					Annual		Mineral	Continuously
Name and Location	Type of Ore	Interest		1999	2000	2001	Capacity		Reserves(2)	Since

Mining Ventures

Michigan

Marquette Range

•Empire Iron Mining Partnership (3)	Magnetite	35.00	%(4)	7.1	7.6	5.7	6.3	(5)	116	1963

•Tilden Mining Company L.C.(3)	Hematite and Magnetite	40.00	%(6)	6.2	7.2	6.4	7.8	(6)	317	1974

Minnesota

Mesabi Range

•Hibbing Taconite Joint Venture (7)	Magnetite	15.00%		6.8	8.2	6.1	8.0		222	1976

•LTV Steel Mining Company (7) (8)	Magnetite	0.00%		7.0	7.8	—	—		—	—

Canada

•Wabush Mines (Newfoundland and Quebec) (7)	Specular Hematite	22.78%		5.2	5.9	4.4	6.0		244	1965

Wholly-Owned Entities

Minnesota

Mesabi Range

•Northshore Mining Company	Magnetite	100.00%		3.9	4.3	2.8	4.3	(9)	344	1989

TOTAL				36.2	41.0	25.4	32.4		1,243

(1)	Tons are long tons of 2,240 pounds.

(2)	Estimated standard equivalent pellets including both proven and probable reserves.

(3)	CCIC receives royalties and management fees.

(4)	In 2000, the Company acquired Wheeling-Pittsburgh Steel Corporation’s 12.4375% indirect interest in the Empire Iron Mining Partnership (See referenced discussion under Bankruptcies of Mine Partners and Customers on page 3).

(5)	In November, 2001, the annual capacity of the Empire Mine was optimized from the prior 8.0 million tons to 6.3 million tons.

(6)	On January 31, 2002 the Company acquired Cannelton Iron Ore Company’s (a wholly-owned subsidiary of Algoma Steel, Inc.) 45% interest in Tilden for assumption of Cannelton’s share of Tilden liabilities at time of closing, with the result that the Company owns 85% of Tilden.

(7)	CMC receives no royalty payments with respect to such Mines, but does receive management fees.

(8)	On January 5, 2001, LTV Steel Company, Inc., the owner of LTV Steel Mining Company Mine, permanently shutdown the Mine and all operations. On October 30, 2001, the Company acquired the iron ore Mine and related assets of LTV Steel Mining Company (See referenced discussion under Bankruptcies of Mine Partners and Customers on page 3).

(9)	Northshore can produce 4.8 million tons of standard pellets.

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

         Each of the mines contains crushing, concentrating, and pelletizing facilities. The Empire Iron Mining Partnership facilities were constructed beginning in 1962 and expanded in 1966, 1974 and 1980 with a total cost of approximately $367 million; the Tilden Mine facilities were constructed beginning in 1972, expanded in 1979 and modified in 1988 with a total cost of approximately $523 million; the Hibbing Taconite Joint Venture facilities were constructed beginning in 1973 and expanded in 1979 with a total cost of approximately $302 million; the Northshore Mining Company facilities were constructed beginning in 1951, expanded in 1963 and significantly modified in 1979 with a total cost estimated in excess of $500 million; and the Wabush Mines facilities were constructed beginning in 1962 with a total cost of approximately $103 million. The Company believes the facilities at each site are in satisfactory condition. However, the facilities require capital and maintenance expenditures on an ongoing basis.

         Production and Sales Information. The Company’s sales are subject to, or influenced by, seasonal factors in the first quarter of the year, as the shipments and sale of iron ore are restricted by weather conditions.

         The Company’s managed capacity is approximately 32.4 million tons, or 40% of total pellet capacity in North America, and the Company’s annual North American pellet sales capacity in 2001 was 12.8 million tons. In 2001, the Company produced 7.8 million tons of pellets in North America for its own account.

         In 2001, the Company produced 17.6 million tons of iron ore in the United States and Canada for participants other than the Company. The share of participants having the five largest amounts, Algoma Steel Company, Bethlehem Steel Corporation, Ispat Inland Inc., LTV Steel Company and Stelco Inc., aggregated 15.9 million tons, or 90%. The largest such participant accounted for 27% of such production.

         During 2001, the Company made sales of iron ore and pellets, which were produced for its own account or purchased from others, to 13 U.S., Canadian and European iron and steel manufacturing companies. No major multi-year sales contracts are due to expire before December 31, 2002. In 2001, Weirton Steel Company, AK Steel Company, and LTV Steel Company, directly and indirectly accounted for 21%, 13%, and 10%, respectively, of total revenues.

         In May 2000, the Company negotiated a ten-year pellet sales agreement with LTV to supply LTV with the majority of its pellet requirements. Sales under the contract were less than .2 million tons in 2000; and were 1.0 million tons under an interim arrangement in 2001. No further sales are expected to be made under this contract.

         On February 1, 2002, the Company and Algoma entered into a fifteen-year pellet sales agreement that provides that the Company will be the sole supplier of iron ore pellets purchased by Algoma. Pellet sales under this contract are expected to approximate 3 million tons per year.

         Rail Transportation. The Company indirectly owns the Lake Superior & Ishpeming Railroad Company, which operates approximately 49 miles of track in the Upper Peninsula of Michigan, principally to haul iron ore from the Empire and Tilden Mines to Lake Superior at Marquette, Michigan, where the railroad has an ore loading dock, or to interchange points with another railroad. In 2001, 81% of the railroad’s revenues were derived from hauling iron ore and pellets and other services in connection with mining operations managed by CCIC. The railroad’s rates are subject to regulation by the Surface Transportation Board of the Department of Transportation.

Ferrous Metallics

         In 2001, Cliffs and Associates Limited (“CAL”), a venture in Trinidad and Tobago, completed modifications to its plant, including replacement of the discharge system, and produced and sold in excess of 130,000 metric tons of commercial grade Circored® hot briquetted iron (“HBI”). However, in December 2001, CAL suspended operations for an indefinite period due to a weak market for HBI and other ferrous metallics products.

         On November 20, 2000, a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) completed the acquisition of LTV’s 46.5 percent interest in CAL for $2 million (Company share $1.7 million) and additional future payments, that could total $30 million through 2020 depending on CAL’s production, sales volume and price realizations. Upon acquisition, the Company’s ownership in CAL increased to 86.9 percent (previously 46.5 percent). Subsequently, the Company and Lurgi have made contributions to CAL to support operations, capital and working capital needs, totaling almost $45 million (of which the Company’s share was $33 million) with the result that the Company’s ownership in CAL decreased to 82.4% as of December 31, 2001.

         The primary business risk faced by the Company in ferrous metallics is the ability of the Trinidad facility to produce and sustain a quantity of commercial grade HBI at a cost level necessary to achieve profitable operations given the adverse market for HBI. The Company has determined its investment in CAL is not impaired based upon expected resumption of operations and future cash flows.

CREDIT AGREEMENT AND SENIOR NOTES

         For information on the Company’s Credit Agreement and Senior Notes, see information contained in the Management Discussion and Analysis of Financial Condition and Results of Operations under “Capitalization” on page 18, and in Note 8 in the Notes to the Company’s Consolidated Financial Statement for year ended December 31, 2001.

COMPETITION

         The iron ore mines, which the Company’s subsidiaries operate in North America and Canada, produce various grades of iron ore which are marketed in the United States, Canada, and Europe. In North America, the Company is in competition with several iron ore producers, including Iron Ore Company of Canada, Quebec Cartier Mining Company, and Evtac Mining Company, as well as other steel companies which own interests in iron ore mines and/or have excess iron ore purchase commitments. Significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Brazil and Venezuela in competition with iron ore produced by the Company.

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

         Competition among the sellers of iron products is predicated upon the usual competitive factors of price, availability of supply, product performance, service and cost to the consumer.

ENVIRONMENT, EMPLOYEES, ENERGY, AND RESEARCH AND DEVELOPMENT

         Environment. In the construction of the Company’s facilities and in its operating arrangements, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company’s commitment to environmental preservation resulted in North American capital expenditures of $5.6 million in 2000 and $.8 million in 2001. It is estimated that approximately $1.1 million will be spent in 2002 for environmental control facilities.

         The Company received notice in 1983 from the U.S. Environmental Protection Agency (“U.S. EPA”) that the Company is a potentially responsible party with respect to the Cliffs-Dow Superfund Site in Michigan, which is not related to the Company’s iron ore mining business. The Company and other potentially responsible parties have completed remedial action satisfactory to the U.S. EPA at an approximate cost of $8 million, of which the Company’s share was $1.7 million. The Cliffs-Dow site was delisted by the U.S. EPA from the Superfund Site list in the latter part of year 2000. Settlement of U.S. EPA’s oversight cost recovery claim of $.4 million was finalized in 2001, of which the Company’s share was less than $.1 million.

         Generally, various legislative bodies and federal and state agencies are continually promulgating numerous new laws and regulations affecting the Company, its customers, and its suppliers in many areas, including waste discharge and disposal; hazardous classification of materials, products, and ingredients; air and water discharges; and many other matters. Although the Company believes that its environmental policies and practices are sound and does not expect a material adverse effect of any current laws or regulations, it cannot predict the collective adverse impact of the rapidly expanding body of laws and regulations. For additional information on the Company’s environmental matters, see Note 7 in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2001.

         Employees. As of December 31, 2001, CCIC and CMC and the North American independent mining ventures had 3,376 employees, of which 2,796 were hourly employees. Hourly employees are represented by the United Steelworkers of America (“United Steelworkers”) under collective bargaining agreements. In August 1999, five-year labor agreements were ratified between the Hibbing Taconite, Tilden and Empire Mines and the United Steelworkers covering the period to August 1, 2004. Also, in 1999, an agreement was entered into with the United Steelworkers covering the employees of Wabush Mines, which agreement expires on March 1, 2004.

         As of December 31, 2001, Northshore had 504 salaried employees, none of whom are represented by a union; Cliffs Reduced Iron Management Company had 2 salaried employees and CAL had 75 salaried employees; Cleveland-Cliffs Inc and its wholly-owned subsidiary, Cliffs Mining Services Company, had 181 salaried executive, managerial, administrative and technical employees; and the Lake Superior & Ishpeming Railroad had 160 employees.

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

         Silver Bay Power Company, an indirect subsidiary of the Company, provides the majority of Northshore’s energy requirements, has an interconnection agreement with Minnesota Power, Inc. for backup power and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to 2011.

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

         The Company has contracts providing for the transport of natural gas for its United States iron ore operations. The Empire and Tilden Mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. Wabush Mines has the capability of burning oil and coke breeze. Hibbing Taconite and Northshore have the capability of burning natural gas and oil. During 2001, the U.S. mines burned natural gas as their primary fuel; however, with high natural gas prices, the pelletizing operations utilized alternate fuels when practicable. Wabush Mines used oil, supplemented with coke breeze.

         Any substantial unmitigated interruption of energy supply could be materially adverse to the Company.

         Research and Development. The Company maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new iron-bearing products and improvement of existing products at a research facility located in Ishpeming, Michigan.

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

         As reported in the Company’s Form 10-K for Year ended December 31, 2000, in April, 2000, Northshore, an indirect wholly-owned subsidiary of the Company, received a notice of violation from the Minnesota Pollution Control Agency (“MPCA”) alleging violations of Northshore’s 1996 National Pollutant Discharge Elimination System/State Disposal System Permit concerning its disposal practices relating to ash and fines from its power plant. As Northshore was in the process of resolving these issues with the MPCA, on October 22, 2000, there was a rupture in Northshore’s tailings pipeline as a consequence of which approximately 14,000 tons or 10,200 cubic yards of tailings were spilled, which required significant environmental cleanup activities. After the spill, the MPCA indicated that it desired to resolve the previous permit concerns and the tailings spill in one settlement document. As a result, on December 11, 2001, Northshore and the MPCA entered into a Stipulation Agreement, which is a settlement agreement that resolves past alleged violations associated with the above-mentioned environmental matters. Under the terms of the Stipulation Agreement, Northshore is required to pay a civil penalty in the amount of $200,000 and to, among other things, implement an Environmental Management System at Northshore’s facilities which must cost at least $240,000. Northshore is in the process of complying with the terms of the Stipulation Agreement and the Company considers the above environmental matters to be resolved with the MPCA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Position with the Company
Name	as of February 5, 2002	Age

J. S. Brinzo	Chairman and Chief Executive Officer	60

D. H. Gunning	Vice Chairman	59

T. J. O’Neil	President and Chief Operating Officer	61

W. R. Calfee	Executive Vice President-Commercial	55

C. B. Bezik	Senior Vice President-Finance	48

E. C. Dowling	Senior Vice President-Operations	46

J. A. Trethewey	Senior Vice President-Business Development	57

         There is no family relationship between any of the executive officers of the Company, or between any of such executive officers and any of the Directors of the Company. Officers are elected to serve until successors have been elected. All of the above-named executive officers of the Company were elected effective on the effective dates listed below for each such officer.

         The business experience of the persons named above for the last five years is as follows:

J. S. Brinzo	Executive Vice President-Finance, Company, October 1, 1995 to June 30, 1997.

Executive Vice President-Finance and Planning, Company, July 1, 1997 to November 9, 1997.

President and Chief Executive Officer, Company, November 10, 1997 to December 31, 1999.

Chairman and Chief Executive Officer, Company, January 1, 2000 to date.

D. H. Gunning	Chairman, President and Chief Executive Officer, Capitol American Financial Corporation, 1993 to March, 1997.

President, Parkwood Corporation, July, 1997 to December, 1997.

Consultant and Private Investor December, 1997 to April, 2001.

Vice Chairman, Company, April 16, 2001 to date.

T. J. O’Neil	Executive Vice President-Operations, Company, October 1, 1995 to December 31, 1999.

President and Chief Operating Officer, Company, January 1, 2000 to date.

W. R. Calfee	Executive Vice President-Commercial, Company, October 1, 1995 to date.

C. B. Bezik	Vice President and Treasurer, Company, October 1, 1995 to November 9, 1997.

Senior Vice President-Finance, Company, November 10, 1997 to date.

E. C. Dowling	Senior Vice President-Director Process Management and Engineering, Cyprus Amax Minerals Company, September, 1996 to April, 1998.

Senior Vice President-Operations, Company, April 15, 1998 to date.

J. A. Trethewey	Vice President-Operations Liaison, Company, October 1, 1995 to June 30, 1997.

Vice President-Operations Services, Company, July 1, 1997 to May 31, 1999.

Senior Vice President-Operations Services, Company, June 1, 1999 to March 15, 2001.

Senior Vice President-Business Development, Company, March 16, 2001 to date.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Exchange Information

Stock Exchange Information for Cleveland-Cliffs Inc common shares (ticker symbol CLF) is the New York Stock Exchange. The shares are also listed on the Chicago Stock Exchange.

Common Share Price Performance And Dividends

	Price Performance

	2001		2000		Dividends

	High	Low	High	Low	2001	2000

First Quarter	$22.38	$13.69	$31.38	$22.00	$.10	$.375

Second Quarter	22.45	16.36	26.25	21.94	.10	.375

Third Quarter	18.85	14.00	27.25	22.56	.10	.375

Fourth Quarter	18.35	13.65	23.19	19.69	.10	.375

Year	22.45	13.65	31.38	19.69	$.40	$1.50

At December 31, 2001, the Company had 2,439 shareholders of record.

Sales of Unregistered Securities

During the year 2001, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 1,663 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”), for an aggregate consideration of $29,226.25, to the Trustee of the Trust maintained under the VNQDC Plan, of which 12 shares were sold in the fourth quarter of 2001 and 1,651 shares were sold previously during the year and reported on the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, June 30, and September 30, 2001. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 (“1933 Act”) pursuant to elections made by one officer and one managerial employee under the VNQDC Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Summary of Financial and Other Statistical Data
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	2001	2000	1999	1998	1997

Financial Data (In Millions, Except Per Share Amounts)

For The Year

Operating Earnings

Operating Revenues — Product Sales and Services	$330.4	$379.4	$316.1	$465.7	$406.1

— Royalties and Management Fees	43.2	50.7	48.5	49.7	47.5

— Total	373.6	430.1	364.6	515.4	453.6

Cost of Goods Sold and Operating Expenses and AS&G Expenses	417.0	398.9	345.4	438.3	386.7

Operating Earnings (Loss)	(43.4)	31.2	19.2	77.1	66.9

Net Income (Loss) Before Cumulative Effect of Accounting Change	(32.2)	18.1	4.8	57.4	54.9

Cumulative Effect of Accounting Change (a)	9.3

Net Income (Loss) (b)	(22.9)	18.1	4.8	57.4	54.9

Net Income (Loss) Per Common Share — Basic

Before Cumulative Effect of Accounting Change	(3.19)	1.74	0.43	5.10	4.83

Cumulative Effect of Accounting Change	0.92

Net Income (Loss) (b)	(2.27)	1.74	0.43	5.10	4.83

Net Income (Loss) Per Common Share — Diluted

Before Cumulative Effect of Accounting Change	(3.19)	1.73	0.43	5.06	4.80

Cumulative Effect of Accounting Change	0.92

Net Income (Loss) (b)	(2.27)	1.73	0.43	5.06	4.80

Total Assets	825.0	727.8	679.7	723.8	694.3

Debt Obligations Effectively Serviced (c)	173.9	74.0	74.7	75.4	74.9

Net Cash from Operating Activities	6.8	27.7	3.6	92.1	42.3

Distributions to Common Shareholders

Cash Dividends — Per Share	0.40	1.50	1.50	1.45	1.30

— Total	4.1	15.7	16.7	16.3	14.8

Repurchases of Common Shares		15.6	17.2	11.5	4.9

Pro Forma Results Assuming Accounting Change Made Retroactively

Net Income	(22.9)	19.9	6.8	58.9	56.9

Per Share

Basic	(2.27)	1.91	0.61	5.23	5.01

Diluted	(2.27)	1.90	0.61	5.19	4.97

Iron Ore Production and Sales Statistics (Millions of Gross Tons)

Production From Iron Ore Mines Managed By The Company	25.4	41.0	36.2	40.3	39.6

Company’s Share of Iron Ore Production	7.8	11.8	8.8	11.4	10.9

HBI Production	0.1

Company’s Sales Tons From

Iron Ore	8.4	10.4	8.9	12.1	10.4

HBI	0.1

Other Information

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (d)	(16.8)	44.2	27.9	87.1	87.8

Earnings Before Interest and Taxes (EBIT) (d)	(43.0)	18.6	5.4	66.8	68.9

Common Shares Outstanding (Millions) — Average For Year	10.1	10.4	11.1	11.3	11.4

— At Year-End	10.1	10.1	10.6	11.2	11.3

Employees at Year-End (e)	4,302	5,645	5,947	6,029	5,951

(a)	Effective January 1, 2001 the Company changed its method of accounting for investment gains and losses on pension assets for the recognition of pension expense. Unrealized and realized gains and losses are now recognized immediately. Previously these gains and losses were amortized over five years.

(b)	Results for 2000 include an after-tax $9.9 million recovery on an insurance claim, $5.2 million federal income tax credit, and a $7.1 million charge relating to a common stock investment (combined $.77 per share income); 1999 includes a $4.4 million ($.39 per share) recovery relating primarily to prior years’ state tax refunds; in 1998, federal income tax credit $3.5 million ($.31 per share); and in 1997 after-tax credits of $8.8 million ($.77 per share).

(c)	Includes the Company’s share of ventures and equipment acquired on capital leases; includes short-term portion.

(d)	EBITDA and EBIT are not presented as substitute measures of operating results or cash flow from operations, but because they are widely accepted indicators of a company’s ability to acquire and service debt.

(e)	Includes employees of managed mining ventures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In 2001, Cleveland-Cliffs Inc (“Company”) had a net loss of $22.9 million, or $2.27 per share (references to per share earnings are “diluted earnings per share”) versus net income for the year 2000 of $18.1 million, or $1.73 per share. Following is a summary of results:

	(In millions, except per share amounts)

	2001	2000	1999

Net income (loss) before special items and cumulative effect of accounting change	$(32.2)	$10.1	$.4

Special items		8.0	4.4

Cumulative effect of accounting change	9.3

Net income (loss)

- Amount	$(22.9)	$18.1	$4.8

- Per share (basic)	$(2.27)	$1.74	$.43

- Per share (diluted)	$(2.27)	$1.73	$.43

Average number of shares (in thousands)

- Basic	10,073	10,393	11,076

- Diluted	10,073	10,439	11,124

2001 versus 2000

Net loss for the year 2001 was $22.9 million, or $2.27 per share, including $9.3 million net income from a change in accounting principle. The cumulative effect of $9.3 million results from a change in the method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension costs. Previously, the Company utilized a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans. The new method recognizes these changes immediately. The accounting change reduced 2001 pension expense by $.1 million. Excluding the accounting change effect, the net loss was $32.2 million, or $3.19 per share.

Net income for the year 2000 of $18.1 million, or $1.73 per share, included three special items:

•	$9.9 million after-tax recovery on an insurance claim related to lost 1999 sales;

•	$5.2 million tax credit reflecting a reassessment of income tax obligations based on current audits of prior years’ federal tax returns; and

•	$7.1 million after-tax charge to recognize the decrease in value of the Company’s investment in LTV common stock.

Excluding the cumulative effect of a change in accounting principle and special items, the 2001 loss of $32.2 million represented an earnings decrease of $42.3 million from 2000. The decrease reflected a higher loss before income taxes, $60.7 million, partially offset by lower income taxes, $18.4 million. The $60.7 million decrease in pre-tax results was primarily due to:

ITEM 7. (Continued)

•	A decrease in pellet sales margin of $52.0 million. Following is a summary comparison of sales margin for 2001 and 2000:

	(In Millions)

			Increase (Decrease)

	2001	2000	Amount	Percent

Sales (Tons)	8.4	10.4	(2.0)	(19)%

Revenue from product sales and services	$319.3	$379.4	$(60.1)	(16)%

Cost of goods sold and operating expenses	372.1	380.2	(8.1)	(2)%

Sales margin (loss)	$(52.8)	$(.8)	$(52.0)	N/M

Revenue from product sales and services decreased $60.1 million primarily due to the 2.0 million ton sales volume decrease partly offset by a modest increase in average price realization. Included in 2001 cost of goods sold and operating expenses was approximately $48 million of idle expense related to production curtailments at the Company’s mining ventures and higher employment costs, primarily related to benefits.

•	Royalty and management fee revenue, including amounts paid by the Company as a participant in mining ventures, decreased $7.5 million, reflecting the production curtailments.

•	The loss from Cliffs and Associates Limited (“CAL”), net of minority interest, was $19.3 million in 2001, compared to a loss of $13.3 million in 2000. The increased loss of $6.0 million reflected the start-up and commissioning of the HBI venture in Trinidad and Tobago in mid-March of 2001 and the increased Company ownership, 82.4 percent in 2001 versus 46.5 percent for most of 2000 (See Ferrous Metallics).

•	Interest expense was $4.4 million higher in 2001 reflecting interest on borrowings under the Company’s $100 million revolving credit facility. Interest expense was partially offset by $.9 million of increased interest income reflecting higher cash balances.

•	Other expenses reflect lower business development expense in 2001, largely offset by 2001 restructuring charges of $4.8 million, primarily relating to headcount reductions at the Michigan mines, corporate office, and central service functions.

•	Other income was $3.1 million higher in 2001 primarily due to gains on the sale of non-strategic assets, principally non-mining lands.

•	Administrative, selling and general expenses decreased about 20 percent, $3.5 million, reflecting employee reductions and other cost saving initiatives.

2000 versus 1999

Net income for the year 2000 of $18.1 million, or $1.73 per share, included special items discussed previously. Year 1999 net income of $4.8 million, or $.43 per share included favorable after-tax income adjustments of $4.4 million that related primarily to prior years’ state tax refunds. Excluding special items in both years, net income in 2000 of $10.1 million was $9.7 million higher than 1999 net income of $.4

ITEM 7. (Continued)

million. The $9.7 million improvement in 2000 net income before special items reflected higher income before income taxes, $14.4 million, partially offset by higher income taxes, $4.7 million. The increase in pre-tax income before special items was primarily due to:

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

•	Royalty and management fees, including amounts paid by the Company as a participant in the mining ventures, of $50.7 million in 2000 versus $48.5 million in 1999, an increase of $2.2 million, primarily due to increased production at Tilden Mine.

•	Higher other income, $3.3 million, including insurance company demutualization proceeds, favorable settlement of a legal dispute, and gains from sales of non-strategic lands.

Partially offsetting were:

•	Higher CAL pre-operating losses, $4.5 million, reflecting continuing plant start-up difficulties, holding costs during plant modifications, and the Company’s increased ownership in the venture as of November 20, 2000.

•	Increased administrative, selling and general expense, $2.6 million, due to higher active and retiree medical costs and pensions, and increased management incentive compensation expense.

•	Higher other expenses, $2.0 million, largely reflecting the reserving of certain amounts related to administrative services and management fees due from a subsidiary of LTV Corporation (“LTV”) at the time that LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

•	Higher interest expense, $1.2 million, resulting from the cessation of interest capitalization in April, 1999 on the construction of CAL’s hot briquetted iron (“HBI”) facility in Trinidad and Tobago.

The $4.7 million increase in income taxes before special items was principally due to higher pre-tax income.

ITEM 7. (Continued)

Cash Flow and Liquidity

At December 31, 2001, the Company had cash and cash equivalents of $183.8 million. Following is a summary of 2001 cash flow activity:

(In Millions)

Net cash flow from operations	$6.8

Borrowings under revolving credit facility	100.0

Proceeds from LTV Steel Mining Company transaction	50.0

Proceeds from sale of assets	11.0

Capital expenditures	(13.2)

Dividends	(4.1)

Contributions to CAL by minority shareholder	7.1

Other	(3.7)

Increase in cash and cash equivalents	$153.9

Following is a summary of key liquidity measures:

	At December 31 (In Millions)

	2001	2000	1999

Cash and cash equivalents	$183.8	$29.9	$67.6

Available bank credit		100.0	100.0

Total liquidity	$183.8	$129.9	$167.6

Working capital	$172.9	$145.8	$143.4

Ratio of current assets to current liabilities	1.9:1	2.4:1	3.0:1

In October, the Company and Minnesota Power, a business of Allete, Inc., acquired the LTV Steel Mining Company (“LTVSMC”) assets. As a result, the Company received $50 million in cash and assumed certain remediation and closure obligations at LTVSMC. For further discussion, see LTVSMC transaction.

The Company received a refund of $15.4 million of current and prior years’ federal tax payments in 2001 associated with the Company’s adjustment of its tax basis of CAL properties. The Company expects to receive a tax refund in 2002 of approximately $4 million.

The Company anticipates that its share of capital expenditures related to the iron ore business, which was $7.2 million in 2001, will be less than $15 million in 2002. The estimate for 2002 capital expenditures is highly uncertain, and will depend on production levels at the Company-managed mines and the financial position of the mine owners. Additionally, the Company invested $3.0 million in 2001 (with an additional commitment to invest $7.4 million in 2002) in a new joint venture to acquire certain power-related assets in a purchase-leaseback arrangement. The Company expects to fund its share of capital and venture expenditures from available cash and current operations.

ITEM 7. (Continued)

Capitalization

Long-term debt of the Company consists of $70 million of senior unsecured notes, with a fixed interest rate of 7.0 percent, which are scheduled to be repaid on December 15, 2005. In addition, the Company has a $100 million revolving credit agreement, which expires on May 31, 2003. On January 8, 2001, the Company borrowed $65 million and on May 10, 2001, an additional $35 million was borrowed on the facility. The loan interest rate, based on the LIBOR rate plus a premium, is fixed through the middle of June, 2002 at an average rate of 2.4 percent. Loan repayment timing is flexible; however, the Company expects to repay the loan before December 31, 2002. The note and revolving credit agreements require the Company to meet certain covenants related to net worth, leverage and other provisions. The Company was in compliance with the debt covenants at December 31, 2001, exceeding the requirements by more than $17 million at December 31, 2001 for the most restrictive covenant (net worth) in the revolving credit facility and $153 million in the senior unsecured notes. Given the severe economic environment confronting the Company’s steel company partners and customers, the company expects its business fundamentals will continue to be difficult. Continued adverse earnings performance in 2002 would result in the Company being unable to comply with the net worth covenant in the revolving credit facility. In that event, the Company would attempt to amend the existing revolving credit facility or seek alternative financing. The Company had capital lease obligations at December 31, 2001 of $3.9 million, including its share of mining ventures, which are largely non-recourse to the Company.

On January 8, 2002, the Company announced suspension of its $.10 per Common Share quarterly dividend which will save approximately $4 million in cash annually.

Iron Ore

North American steel industry fundamentals, which deteriorated significantly in the second half of 2000, continued to decline throughout 2001. Weak steel order books and price decreases attributable to slowing economies in the United States and Canada, and high volumes of steel imports, have caused crisis conditions in the North American iron and steel industry. (See Bankruptcies of Mine Partners and Customers.) The Company is supporting steel industry efforts to combat unfair imports. Given the current conditions in the industry, significant uncertainty exists concerning the Company’s sales and production at its mines in 2002.

Iron ore pellet production at the Company’s managed mines in 2001 was 25.4 million tons compared to 41.0 million tons in 2000. The 15.6 million ton decrease was principally due to the permanent closure of LTVSMC in early 2001 and production curtailments at all mines. The Company preliminarily expects 2002 production to approximate 2001 levels.

The Company’s share of 2001 production was 7.8 million tons, which was 4.0 million tons below production for 2000. The Company ended the year 2001 with 3.0 million tons of iron ore pellet inventory, a decrease of .3 million tons from 2000. The decrease was mainly due to production curtailments which were undertaken to address lower sales volume in 2001 and to reduce inventory.

The Company’s iron ore pellet sales were 8.4 million tons in 2001 versus 10.4 million tons in 2000. The decrease in iron ore pellet sales in 2001 was due to lower demand by the integrated steel industry resulting from a broad based weakening in the North American economy, along with the cessation of LTV operations. The Company expects pellet sales of 11.5 to 12.0 million tons in 2002 to approximate production, after the Company completes the sales contract with Algoma Steel Inc. (“Algoma”) and acquires its 45 percent interest in the Tilden Mine. (See Bankruptcies of Mine Partners and Customers.) The Company’s sales volume is largely committed under multi-year sales contracts, which are subject to changes in customer requirements. International iron ore pellet price changes impact certain of the Company’s multi-year sales contracts, which use international prices as price adjustment factors. Other

ITEM 7. (Continued)

factors impacting the Company’s average price realization under various sales contracts include mine operating costs, energy costs, and steel prices.

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

Bankruptcies of Mine Partners and Customers

In late 2001, LTV, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, ceased integrated steelmaking operations and agreed to maintain operations on “hot idle” through February 28, 2002 for potential sale of the steel operations. Up to that time, 1.4 million tons had been produced for LTV’s account at Empire in 2001. As a result, Empire operations were idled for an indefinite period commencing in mid-November while the remaining partners (Ispat Inland, 40 percent, and the Company, 35 percent) in Empire assess their alternatives. Through mid-November, 2001, the Company sold LTV approximately 1.0 million tons (.2 million tons in 2000). The Company had no trade receivables exposure related to these sales.

On April 23, 2001, Algoma, a 45 percent owner of Tilden Mine and a significant rail transportation customer of the Company, initiated a financial restructuring, and as part of the process obtained an Order for protection under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice. At the time of the Order, the Company’s exposure to Algoma was limited to $.7 million of transportation receivables, which was reserved. Algoma has met its cash funding obligations at the Tilden Mine and for transportation subsequent to the Order. On November 2, 2001, the Company announced a planned acquisition of Algoma’s 45 percent interest in the Tilden Mine for the assumption of Algoma’s share of Tilden liabilities, which are expected to be between $15 million and $20 million. The acquisition, expected in the first quarter of 2002, will increase the Company’s ownership in the mine to 85 percent, and increase its share of the mine’s annual production capacity by 3.5 million tons to 6.6 million tons. The Company and Algoma have also agreed to terms for a sales agreement that will make the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma under this new contract are expected to approximate 3 million tons in 2002.

On October 15, 2001, Bethlehem Steel Corporation (“Bethlehem”), a 70.3 percent owner in the Hibbing Mine and a customer of the Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bethlehem has continued to fund its Hibbing obligations and take iron ore from the mine. At the time of the filing, the Company had a trade receivable of approximately $1.0 million, which has been reserved.

In 1998, Acme Metals Incorporated and its wholly-owned subsidiary Acme Steel Company (collectively “Acme”), a 15.1 percent owner in Wabush and an iron ore customer, filed for bankruptcy protection. On August 26, 2001, Acme ceased funding its cash requirements for its obligation at Wabush. As a result, production at Wabush was curtailed in the fourth quarter by about .4 million tons. Sales to Acme in 2001 were less than .2 million tons. The Company had no trade receivable exposure to Acme.

Prior to Wheeling-Pittsburgh Steel Corporation’s (“Wheeling-Pittsburgh”) filing for protection under Chapter 11 of the U.S. Bankruptcy Code in November, 2000, the Company exercised its rights under agreements with Wheeling-Pittsburgh to acquire Wheeling-Pittsburgh’s 12.4375 percent indirect interest in Empire, increasing its ownership share to 35 percent. At the time of the filing, the Company did not have a term sales contract with Wheeling-Pittsburgh, and there was no trade receivable exposure.

ITEM 7. (Continued)

The major business risk faced by the Company in iron ore is lower customer or venture partner consumption of iron ore from the Company’s managed mines which may result from competition from other iron ore suppliers; use of iron ore substitutes, including imported semi-finished steel; steel industry consolidation, rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. Loss of sales and/or royalty and management fee income on any such unmitigated loss of business would have a significantly greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron mining business and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume and record additional material obligations.

LTVSMC Transaction

In October, 2001, subsidiaries of the Company and Minnesota Power, a business of Allete, Inc. acquired LTV’s assets of LTVSMC in Minnesota for $25 million (Company share $12.5 million) and the assumption of environmental and certain facility closure obligations. Minnesota Power acquired the 225 megawatt electric generating facility at Taconite Harbor, transmission facilities, and non-mining property and made a $62.5 million payment to the Company. In addition, the Company received all of the iron ore mining and processing facilities of LTVSMC, including its 74-mile mainline railroad and dock operation at Taconite Harbor and assumed certain environmental and closure obligations of the facility.

The Company does not intend to operate the mining assets for the production of iron ore pellets, but is investigating other options including non-ferrous metals development and providing transportation support services to other Minnesota mining operations. The Company has entered into an option agreement with Minnesota Iron Range Resources and Rehabilitation Board (“IRRRB”) for the sale to IRRRB of mining lands for future development.

Ferrous Metallics

The Company’s strategy includes extending its business scope to produce and supply ferrous metallic products to an expanded customer base, including electric arc furnace steelmakers.

In November, 2000, a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) acquired LTV’s 46.5 percent interest in CAL for $2 million (Company’s share $1.7 million) and additional future contingent payments that could total $30 million through 2020 dependent on CAL’s production, sales volume and price realizations.

In December, 2001, the owners of CAL (Company ownership 82.4 percent) suspended operations at the HBI facility in Trinidad and Tobago for an indefinite period due to a weak market for ferrous metallics products. Prior to the suspension of operations, CAL had produced and sold in excess of 130,000 tonnes of commercial grade Circal™ briquettes once plant modifications were completed in March, 2001. If plant operations were to remain suspended for 2002, CAL idle costs before depreciation are not expected to exceed $6 million.

ITEM 7. (Continued)

The Company’s pre-tax loss from CAL in 2001 was $19.3 million, net of minority interest. At December 31, 2001 and 2000, the Company’s consolidated financial statements included the following amounts related to CAL:

	(Millions)

	December 31

	2001	2000

Property, plant and equipment (including capitalized interest)	$122.9	$119.1

Working capital deficit	(3.7)	(3.0)

Minority interest	(25.9)	(23.9)

Total	$93.3	$92.2

The primary business risk faced by the Company in ferrous metallics is the ability of the Trinidad facility to produce and sustain a quantity of commercial grade HBI at a cost level necessary to achieve profitable operations given the adverse market for HBI. The Company has determined its CAL investment at December 31, 2001 is not impaired based on expected resumption of operations and future cash flows.

Strategic Investments

The Company is pursuing investment opportunities to broaden its scope as a supplier of iron products to the steel industry. In the normal course of business, the Company examines opportunities to strengthen its position by evaluating various investment opportunities consistent with its strategy. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity, incurring additional indebtedness, project financing, or other sources of funding to make investments.

Actuarial Assumptions

As a result of a decrease in long-term interest rates, the Company has decreased the discount rate used to determine its pension and other postretirement benefit (“OPEB”) obligations to 7.50 percent at December 31, 2001 from 7.75 percent at December 31, 2000. The decrease in the discount rate is projected to increase pension and OPEB expense for 2002 by $.1 million.

The Company assumes a 9 percent annual return on pension plan investments. Adverse investment performance in 2001 will result in higher pension expense of $.8 million in 2002.

The Company makes contributions to the pension plans within income tax deductibility restrictions in accordance with statutory requirements. The Company, including its share of ventures funding, contributed $.4 million and $1.7 million in 2001 and 2000, respectively, compared to $4.4 million and $5.9 million for pension expense for the same periods.

Environmental and Closure Obligations

At December 31, 2001, the Company had environmental and closure obligations, including its share of the obligations of ventures, of $70.6 million ($27.0 million at December 31, 2000), of which $9.1 million is current. Payments in 2001 were $5.6 million (2000 — $1.9 million). The obligations include certain responsibilities for environmental and closure of LTVSMC, which were assumed in the LTVSMC asset acquisition.

ITEM 7. (Continued)

Market Risk

The Company is subject to a variety of market risks, including those caused by changes in commodity prices, foreign currency exchange rates and interest rates. The Company has established policies and procedures to manage such risks; however, certain risks are beyond the control of the Company.

The Company’s investment policy relating to its short-term investments (classified as cash equivalents) is to preserve principal and liquidity while maximizing the return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2001, the notional amounts of the outstanding forward contracts were $11.4 million (Company share — $5.4 million), with an unrecognized fair value loss of $1.4 million (Company share — $.7 million) based on December 31, 2001 forward rates. The contracts mature at various times through November, 2002. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $1.0 million (Company share — $.5 million).

The Company has $70 million of long-term debt outstanding at a fixed interest rate of 7 percent due in December, 2005. Additionally, the Company has $100 million outstanding on its revolving credit facility with an average fixed interest rate of 2.4 percent through the middle of June, 2002. A hypothetical increase or decrease of 10 percent from 2001 year-end interest rates would change the fair value of the senior unsecured notes and the revolving credit facility by $.8 million and $.1 million, respectively.

A portion of the Company’s operating costs related to Wabush Mines are subject to change in the value of the Canadian dollar; however, the Company does not hedge its exposure to changes in the Canadian dollar.

Financial Reporting and Disclosure

The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosure system provides accurate and transparent information relative to the current economic and business environment. As part of the process, the Company has reviewed its selection, application and communication of critical accounting policies and financial disclosures. Areas most critical to the Company consist of disclosures regarding business risk, including the limited number and distressed financial condition of its iron ore partners and customers, the fixed costs, legacy costs and restructuring costs associated with its mining operations, and the market volatility of HBI; and the limited flexibility under its revolving credit facility. In light of the difficult business climate affecting the Company’s operations, the Company has reviewed the estimates and assumptions used in supporting the carrying value of its assets, especially long-lived assets, and the recognition and disclosure of its obligations. At December 31, 2001, the Company believes its financial statements are fairly presented and its disclosures are balanced and responsive. The Company believes that its business plans and actions are addressing its current business risks and challenges; however, future events could result in financial statement adjustments and/or additional disclosures.

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

ITEM 7. (Continued)

from expected results. Such statements are based on management’s beliefs and assumptions made on information currently available to it. Factors that could cause the Company’s actual results to be materially different from the Company’s expectations include, but are not limited to the following:

•	Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

•	Loss of major iron ore sales contracts, or failure of customers to perform under existing contracts;

•	Changes in the financial condition of the Company’s partners and/or customers;

•	Rejection of major contracts and/or venture agreements by customers and/or participants under provisions of the U.S. Bankruptcy Code or similar statutes in other countries;

•	Substantial changes in imports of steel, iron ore, or ferrous metallic products;

•	Lower domestic demand for steel and iron ore;

•	Unanticipated changes in the market value of steel, iron ore or ferrous metallics;

•	Premature closing or impairment of operations due to changes in product demand, production costs, ore characteristics or availability, or owner actions;

•	Major equipment failure, availability, and magnitude and duration of repairs;

•	Unanticipated geological conditions or ore processing changes;

•	Process difficulties, including the failure of new technology to perform as anticipated;

•	Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

•	Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

•	Changes in financial markets, such as interest rates and availability of credit;

•	Changes in laws, regulations or enforcement practices governing environmental, closure and safety obligations; and

•	Changes in domestic or international economic and political conditions.

The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

(Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in Item 7 and is incorporated by reference and made a part hereof.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)
	December 31

	2001	2000

ASSETS

CURRENT ASSETS Cash and cash equivalents	$183.8	$29.9

Trade accounts receivable – net	19.9	46.3

Receivables from associated companies	12.1	18.5

Inventories Product	84.8	90.8

Supplies and other	29.0	22.4

Deferred and refundable income taxes	20.8	27.3

Other	12.3	12.8

TOTAL CURRENT ASSETS	362.7	248.0

PROPERTIES Plant and equipment	339.4	337.7

Minerals	18.6	19.2

	358.0	356.9

Allowances for depreciation and depletion	(97.7)	(84.2)

TOTAL PROPERTIES	260.3	272.7

INVESTMENTS IN ASSOCIATED COMPANIES	135.0	138.4

OTHER ASSETS Prepaid pensions	46.1	38.1

Miscellaneous	20.9	30.6

TOTAL OTHER ASSETS	67.0	68.7

TOTAL ASSETS	$825.0	$727.8

ITEM 8. (Continued)

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)
	December 31

	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES Borrowings under revolving credit facility	$100.0	$

Trade accounts payable	14.1		12.4

Payables to associated companies	16.0		22.7

Accrued expenses	38.7		39.6

Taxes payable	8.1		16.1

Environmental and closure	9.1		8.3

Other	3.8		3.1

TOTAL CURRENT LIABILITIES	189.8		102.2

LONG-TERM DEBT	70.0		70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	69.2		71.7

ENVIRONMENTAL AND CLOSURE OBLIGATIONS	59.2		16.4

OTHER LIABILITIES	36.7		41.6

TOTAL LIABILITIES	424.9		301.9

MINORITY INTEREST IN CLIFFS AND ASSOCIATES LIMITED	25.9		23.9

SHAREHOLDERS’ EQUITY

Preferred Stock – no par value

Class A – 500,000 shares authorized and unissued

Class B - 4,000,000 shares authorized and unissued

Common Shares – par value $1 a share

Authorized – 28,000,000 shares;

Issued - 16,827,941 shares	16.8		16.8

Capital in excess of par value of shares	66.2		67.3

Retained income	476.7		503.7

Cost of 6,685,988 Common Shares in Treasury (2000 – 6,708,539 shares)	(183.3)		(183.8)

Accumulated other comprehensive loss, net of tax	(1.0)

Unearned compensation	(1.2)		(2.0)

TOTAL SHAREHOLDERS’ EQUITY	374.2		402.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825.0		$727.8

See notes to consolidated financial statements.

ITEM 8. (Continued)

Statement of Consolidated Operations
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31

	2001	2000	1999

REVENUES Product sales and services

Iron ore	$319.3	$379.4	$316.1

Hot briquetted iron	11.1

	330.4	379.4	316.1

Royalties and management fees	43.2	50.7	48.5

Total Operating Revenues	373.6	430.1	364.6

Insurance recovery	.4	15.3

Interest income	3.8	2.9	3.0

Other income	9.8	6.7	3.4

Total Revenues	387.6	455.0	371.0

COSTS AND EXPENSES Cost of goods sold and operating expenses

Iron ore	372.1	380.2	329.3

Hot briquetted iron	29.7

	401.8	380.2	329.3

Administrative, selling and general expenses	15.2	18.7	16.1

Pre-operating loss of Cliffs and Associates Limited	5.8	13.7	8.8

Interest expense	9.3	4.9	3.7

Loss on common stock investment		10.9

Other expenses	9.1	10.4	8.4

Total Costs and Expenses	441.2	438.8	366.3

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(53.6)	16.2	4.7

INCOME TAXES (CREDIT)	(16.3)	(1.5)	(.1)

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(37.3)	17.7	4.8

MINORITY INTEREST	5.1	.4

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(32.2)	18.1	4.8

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF $5.0 TAX	9.3

NET INCOME (LOSS)	$(22.9)	$18.1	$4.8

NET INCOME (LOSS) PER COMMON SHARE – BASIC Before cumulative effect of accounting change	$(3.19)	$1.74	$.43

Cumulative effect of accounting change – net of tax	.92

NET INCOME (LOSS)	$(2.27)	$1.74	$.43

NET INCOME (LOSS) PER COMMON SHARE – DILUTED Before cumulative effect of accounting change	$(3.19)	$1.73	$.43

Cumulative effect of accounting change – net of tax	.92

NET INCOME (LOSS)	$(2.27)	$1.73	$.43

AVERAGE NUMBER OF SHARES Basic	10.1	10.4	11.1

Diluted	10.1	10.4	11.1

See notes to consolidated financial statements.

ITEM 8. (Continued)

Statement of Consolidated Cash Flows
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions,
	Brackets Indicate Cash Decrease)
	Year Ended December 31

	2001	2000	1999

OPERATING ACTIVITIES Net income (loss)	$(22.9)	$18.1	$4.8

Adjustments to reconcile net income (loss) to net cash (used by) from operations: Depreciation and amortization: Consolidated	15.4	12.9	10.5

Share of associated companies	10.8	12.7	12.0

Cumulative effect of accounting change – net of $5.0 tax	(9.3)

Deferred income taxes	(12.8)	9.6	(.2)

Gain on sale of assets	(5.6)	(.7)	(.4)

Tax credit		(5.2)

Minority interest in Cliffs and Associates Limited	(5.1)	(.4)

Equity loss in Cliffs and Associates Limited		13.7	8.8

Loss on common stock investment		10.9

Other	3.8	5.0	(.3)

Total before changes in operating assets and liabilities	(25.7)	76.6	35.2

Changes in operating assets and liabilities:

Inventories and prepaid expenses	(.1)	(60.3)	6.4

Receivables	32.8	18.8	(23.5)

Payables and accrued expenses	(.2)	(7.4)	(14.5)

Total changes in operating assets and liabilities	32.5	(48.9)	(31.6)

Net cash from operating activities	6.8	27.7	3.6

INVESTING ACTIVITIES Purchase of property, plant and equipment: Consolidated Cliffs and Associates Limited	(6.0)	(5.1)

Other	(3.2)	(12.7)	(15.4)

Share of associated companies	(4.0)	(5.6)	(5.4)

Equity Investment and advances in Cliffs and Associates Limited		(13.8)	(12.5)

Purchase of additional interest in Cliffs and Associates Limited		(1.7)

Proceeds from sale of assets	11.0	.9	.9

Other	(3.7)	(.3)

Net cash (used by) investing activities	(5.9)	(38.3)	(32.4)

FINANCING ACTIVITIES Dividends	(4.1)	(15.7)	(16.7)

Repurchases of Common Shares		(15.6)	(17.2)

Borrowings under revolving credit facility	100.0

Proceeds from LTV Steel Mining Company transaction	50.0

Contributions to Cliffs and Associates Limited of minority shareholder	7.1	4.2

Net cash (used by) from financing activities	153.0	(27.1)	(33.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153.9	(37.7)	(62.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29.9	67.6	130.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$183.8	$29.9	$67.6

Taxes paid on income	$6.2	$1.0	$6.9

Interest paid on debt obligations	$9.0	$4.9	$4.9

See notes to consolidated financial statements.

ITEM 8. (Continued)

Statement of Consolidated Shareholders’ Equity
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)

					Other
		Capital In			Compre-
		Excess of		Common	hensive
	Common	Par Value	Retained	Shares in	Income
	Shares	Of Shares	Income	Treasury	(Loss)	Other	Total

January 1, 1999	$16.8	$70.9	$513.2	$(155.9)	$(4.3)	$(3.1)	$437.6

Comprehensive income

Net income			4.8				4.8

Other comprehensive income

Unrealized losses on securities					(.9)		(.9)

Total comprehensive income							3.9

Cash dividends — $1.50 a share			(16.7)				(16.7)

Stock options and other incentive plans		(3.9)		1.7		2.0	(.2)

Repurchases of Common Shares				(17.2)			(17.2)

Other		.1		(.1)		(.1)	(.1)

December 31, 1999	16.8	67.1	501.3	(171.5)	(5.2)	(1.2)	407.3

Comprehensive income

Net income			18.1				18.1

Other comprehensive income

Unrealized losses on securities					(1.2)		(1.2)

Reclassification adjustment-loss					6.4		6.4

Total comprehensive income							23.3

Cash dividends — $1.50 a share			(15.7)				(15.7)

Stock options and other incentive plans		.1		3.1		(.8)	2.4

Repurchases of Common Shares				(15.6)			(15.6)

Other		.1		.2			.3

December 31, 2000	16.8	67.3	503.7	(183.8)		(2.0)	402.0

Comprehensive loss

Net loss			(22.9)				(22.9)

Other comprehensive loss

Minimum pension liability					(1.0)		(1.0)

Total comprehensive loss							(23.9)

Cash dividends — $.40 a share			(4.1)				(4.1)

Stock options and other incentive plans		(.9)		.5		.8	.4

Other		(.2)					(.2)

December 31, 2001	$16.8	$66.2	$476.7	$(183.3)	$(1.0)	$(1.2)	$374.2

See notes to consolidated financial statements.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Accounting Policies

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (“Company”), including Cliffs and Associates Limited (“CAL”) since November 20, 2000, when the Company obtained majority control of CAL (see note 5). Intercompany accounts are eliminated in consolidation. “Investments in Associated Companies” are comprised of partnerships and unconsolidated companies (“ventures”) which the Company does not control, and are accounted for by the equity method. The Company’s share of earnings of mining ventures from which the Company purchases iron ore is credited to “Cost of Goods Sold and Operating Expenses” upon sale of the product. CAL results through the first quarter 2001, prior to becoming operational, are reflected as “Pre-Operating Loss of Cliffs and Associates Limited.”

Business: The Company’s dominant business is the production and sale of iron ore pellets to integrated steel companies. The Company manages and owns interests in North American mines; sells iron ore in North America and Europe, controls, develops, and leases reserves to mine owners; and owns ancillary companies providing transportation and other services to the mines. The three largest steel company customer and partner contributions to the Company’s revenues were 21 percent, 13 percent and 10 percent in 2001; 17 percent, 14 percent and 13 percent in 2000; and 19 percent, 19 percent and 10 percent in 1999.

The Company is developing a ferrous metallics business, with its initial entry being the investment in CAL, located in Trinidad and Tobago, to produce and market hot briquetted iron (“HBI”). See Note 5 — Ferrous Metallics.

Revenue Recognition: Revenue is recognized on sales of products when title has transferred, and on services when performed. Revenue from product sales includes reimbursement for freight charges ($17.8 million – 2001; $15.5 million – 2000; $10.4 million – 1999) paid on behalf of customers. Royalty revenue from the Company’s share of ventures’ production is recognized when the product is sold. Royalty revenue from the ventures’ other participants is recognized on production.

Business Risk: The major business risk faced by the Company in iron ore is lower customer or venture partner consumption of iron ore from the Company’s owned and managed mines which may result from competition from other iron ore suppliers; use of iron ore substitutes, including imported semi-finished steel; steel industry consolidation, rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. Loss of sales and/or royalty and management fee income on any such unmitigated loss of business would have a greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron mining business and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume and record additional material obligations. See Note 4 — Bankruptcies of Mine Partners and Customers.

The primary business risk faced by the Company in ferrous metallics is the ability of the Trinidad facility to produce at a cost level capable of achieving profitable operations given the current adverse market for HBI.

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Cash Equivalents: The Company considers investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Derivative Financial Instruments: In the normal course of business, the Company enters into forward contracts for the purchase of commodities, primarily natural gas, which are used in its operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for re-sale or speculative purposes. See Note 1 – Accounting and Disclosure Changes.

Inventories: Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost of iron ore inventories was $7.8 million and $7.3 million at December 31, 2001 and 2000, respectively. Supplies and other inventories reflect the average cost method.

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

Properties: Properties are stated at cost. Depreciation of plant and equipment is computed principally by straight-line methods based on estimated useful lives, not to exceed the life of the operating unit. Depreciation is provided over the following estimated useful lives:

Buildings Mining Equipment Processing Equipment Information Technology	45 Years 10 to 20 Years 15 to 45 Years 2 to 7 Years

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

Income Taxes: Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

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

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 1 – Accounting and Disclosure Changes

Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost. Previously, the Company utilized a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans. Under the new accounting method, the market value of plan assets reflects realized and unrealized gains and losses immediately. The Company believes the new method results in improved financial reporting because the method more closely reflects the fair value of its pension assets at the date of reporting. The cumulative effect of this accounting change related to prior years was a one-time non-cash credit to income of $9.3 million ($14.3 million pre-tax) recognized as of January 1, 2001. The effect of the change in accounting had only a modest effect ($.1 million of income) on year 2001 results. The pro forma effect of this change, as if it had been made for 2000 and 1999, would be to increase net income as follows:

	2000	1999

Pro Forma (In Millions)

Net income as reported	$18.1	$4.8

Effect of accounting change	1.8	2.0

Net income	$19.9	$6.8

Per Share (Diluted)

As reported	$1.73	$.43

Effect of accounting change	.17	.18

Total	$1.90	$.61

In June, 1998, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June, 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133.” These statements provide the accounting treatment for all derivatives activity and require the recognition of all derivatives as either assets or liabilities on the balance sheet and their measurement at fair value. Adoption of this standard in the first quarter of 2001 did not affect the Company’s consolidated financial statements. The Company’s objective for entering into forward contracts is to hedge price fluctuations of natural gas. Such contracts, when entered into, are in quantities expected to be used in the production process and, accordingly, are accounted for as normal purchases.

In July, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of the pooling-of-interests method for business combinations and establishes criteria for the recognition of intangible assets separately from goodwill. This statement was effective June 30, 2001. SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 on June 30, 2001 and will adopt SFAS 142 on January 1, 2002. The adoption of SFAS 141 did not have an impact on the Company’s consolidated financial statements. The adoption of SFAS 142 in the first of 2002 is not expected to have a significant impact on the Company’s financial results.

In July, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of adopting this standard.

In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The statement, which is effective for fiscal years beginning after December 15, 2001, provides a single accounting model for long-lived assets to be disposed of. The Company does not expect that this standard when adopted will have a significant impact on its current asset impairment policy.

Note 2 – Investments in Associated Companies

The Company’s investments in mining ventures at December 31 consist of its 40 percent interest in Tilden Mining Company L.C. (“Tilden”), 35 percent (22.5625 percent in 1999) interest in Empire Iron Mining Partnership (“Empire”), 22.78 percent interest in Wabush Mines (“Wabush”), and 15 percent interest in Hibbing Taconite Company (“Hibbing”). The remaining interests in the ventures are owned by U.S. and Canadian integrated steel companies.

Following is a summary of combined financial information of the mining ventures:

	(In Millions)

	2001	2000	1999

Income Gross revenue	$843.3	$1,062.1	$922.3

Income (loss)	$(12.1)	$70.1	$65.8

Financial Position at December 31 Current assets	$192.6	$174.5	$196.5

Properties – net	599.2	636.1	660.1

Other long-term assets	71.6	33.5	30.7

Current liabilities	(142.9)	(131.2)	(145.7)

Long-term liabilities	(186.1)	(115.0)	(106.5)

Net assets	$534.4	$597.9	$635.1

Company’s equity in underlying net assets	$170.3	$193.3	$184.8

Company’s investment	$131.6	$138.4	$149.3

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

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

		(In Millions)

	2001	2000	1999

Other venture partners’ share	$29.8	$36.5	$40.9

Company’s share as a participant	13.4	14.2	7.6

Total royalties and management fees	$43.2	$50.7	$48.5

In addition, the Company is required to purchase its applicable current share, as defined, of the ventures’ production. The Company purchased $191.6 million in 2001 (2000-$273.6 million; 1999-$174.7 million) of iron ore pellets from the ventures. Costs and expenses incurred by the Company, on behalf of the ventures, are charged to the ventures in accordance with management and operating agreements. The Company’s share of equity loss in the ventures of $14.0 million in 2001 and income of $19.3 million and $4.0 million in 2000 and 1999, respectively, is credited to cost of goods sold.

The Company’s investment in ventures also reflects the assumption of interests from former participants in the ventures, acquisitions and reorganizations at values below the ventures net assets. The differences, which have been allocated to specific assets, are recorded in the Company’s share of associated companies depreciation and amortization.

Additionally in 2001, the Company invested $3.0 million in a new joint venture to acquire certain power-related assets in a purchase-leaseback arrangement.

Note 3 – LTV Steel Mining Company Transaction

In October, 2001, subsidiaries of the Company and Minnesota Power, a business of Allete, Inc. acquired LTV Corporation’s (“LTV”) assets of LTV Steel Mining Company (“LTVSMC”) in Minnesota for $25 million (Company share $12.5 million) and the assumption of environmental and certain facility closure obligations. Minnesota Power acquired the 225 megawatt electric generating facility at Taconite Harbor, transmission facilities, and non-mining property and made a $62.5 million payment to the Company. In addition, the Company received all of the iron ore mining and processing facilities of LTVSMC, including its 74-mile mainline railroad and dock operation at Taconite Harbor and assumed certain environmental and closure obligations of the facility, for which a liability of $50.0 million was recorded. The Company does not intend to operate the mining assets for the production of iron ore pellets, but is investigating other options including non-ferrous metals development and providing transportation support services to other Minnesota mining operations. The Company has entered into an option agreement with Minnesota Iron Range Resources and Rehabilitation Board (“IRRRB”) for the purchase by IRRRB of mining lands for future development.

Note 4 – Bankruptcies of Mine Partners and Customers

In late 2001, LTV, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, ceased integrated steelmaking operations and agreed to maintain operations on “hot idle” through February 28, 2002 for potential sale of the steel operations. Up to that time, 1.4 million tons had been produced for LTV’s account at Empire in 2001. As a result, Empire operations were idled for an indefinite period commencing in mid-November while the remaining partners (Ispat Inland, 40 percent and the Company 35 percent) in Empire assess their alternatives. Through mid-November, 2001, the

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Company sold LTV approximately 1.0 million tons (.2 million tons in 2000). The Company had no trade receivables exposure related to these sales.

On April 23, 2001, Algoma Steel Inc. (“Algoma”), a 45 percent owner of Tilden Mine and a significant rail transportation customer of the Company, initiated a financial restructuring, and as part of the process obtained an Order for protection under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice. At the time of the Order, the Company’s exposure to Algoma was limited to $.7 million of transportation receivables, which was reserved. Algoma has met its cash funding obligations at the Tilden Mine and for transportation subsequent to the Order. On November 2, 2001, the Company announced a planned acquisition of Algoma’s 45 percent interest in the Tilden Mine for the assumption of Algoma’s share of Tilden liabilities, which are expected to be between $15 million and $20 million. The acquisition, expected in the first quarter of 2002, will increase the Company’s ownership in the mine to 85 percent, and increase its share of the mine’s annual production capacity by 3.5 million tons to 6.6 million tons. The Company and Algoma have also agreed to terms for a sales agreement that will make the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma under this new contract are expected to approximate 3 million tons in 2002.

On October 15, 2001, Bethlehem Steel Corporation (“Bethlehem”), a 70.3 percent owner in the Hibbing Mine and a customer of the Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bethlehem has continued to fund its Hibbing obligations and take iron ore from the mine. At the time of the filing, the Company had a trade receivable of approximately $1.0 million which has been reserved.

In 1998, Acme Metals Incorporated and its wholly-owned subsidiary Acme Steel Company (collectively “Acme”), a 15.1 percent partner in Wabush and an iron ore customer, filed for Chapter 11 bankruptcy protection. On August 26, 2001, Acme ceased funding its cash requirements for its obligation at Wabush. As a result, production at Wabush was reduced in the fourth quarter by about .4 million tons. Sales to Acme in 2001 represented less than .2 million tons. The Company had no trade receivable exposure to Acme.

Prior to Wheeling-Pittsburgh Steel Corporation’s (“Wheeling-Pittsburgh”) filing for protection under Chapter 11 of the U.S. Bankruptcy Code in November, 2000, the Company exercised its rights under agreements with Wheeling-Pittsburgh to acquire Wheeling-Pittsburgh’s 12.4375 percent indirect interest in Empire. The acquisition of Wheeling-Pittsburgh’s interest in Empire increased the Company’s ownership share to 35 percent. At the time of the filing, the Company did not have a term sales contract with Wheeling-Pittsburgh, and there was no trade receivable exposure.

Note 5 – Ferrous Metallics

In December, 2001, the Company suspended operations at its 82.4 percent owned CAL HBI facility in Trinidad and Tobago for an extended period due to a weak market for ferrous metallics products. Prior to the suspension of operations, CAL had produced and sold in excess of 130,000 tonnes of commercial grade Circal™ briquettes once plant modifications were completed in March, 2001. The plant modifications included the replacement of the discharge system to improve material flow and obtain consistent feed to the briquetting machines. In November, 2000, a subsidiary of the Company and Lurgi Metallurgie GmbH (“Lurgi”) acquired LTV’s 46.5 percent interest in CAL for $2 million (Company’s share $1.7 million) and additional future contingent payments that could total $30 million through 2020 dependent on CAL’s production, sales volume and price realizations. The Company’s pre-tax loss from CAL in 2001 was $19.3 million, net of minority interest. At December 31, 2001 and 2000, the Company’s consolidated financial statements included the following amounts related to CAL:

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(Millions)

	December 31

	2001	2000

Property, plant and equipment (including capitalized interest)	$122.9	$119.1

Working capital deficit	(3.7)	(3.0)

Minority interest	(25.9)	(23.9)

Total	$93.3	$92.2

The Company has determined its CAL investment at December 31, 2001 is not impaired based on expected resumption of operations and future cash flows.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 6 – Segment Reporting

The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company’s dominant segment. The Ferrous Metallics segment consists of the HBI project in Trinidad and Tobago and other developmental activities. “Other” includes unallocated corporate administrative expense, other income and expense, and the insurance claim recovery and loss on common stock investment, both of which occurred in 2000.

	(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

2001

Sales and services to external customers	$319.3		$11.1	$330.4	$		$330.4

Royalties and management fees(1)	43.2			43.2			43.2

	362.5		11.1	373.6			373.6

Loss before taxes, minority interest and cumulative effect adjustment	(8.4)		(24.9)	(33.3)		(20.3)	(53.6)

Depreciation and amortization(2)	23.4		2.8	26.2			26.2

Investments in associated companies	134.7		.3	135.0			135.0

Other identifiable assets	527.1		133.5	660.6		29.4	690.0

	661.8		133.8	795.6		29.4	825.0

Property expenditures(2)	7.2		6.0	13.2			13.2

2000

Sales and services to external customers	$379.4	$		$379.4	$		$379.4

Royalties and management fees(1)	50.7			50.7			50.7

Total operating revenues	430.1			430.1			430.1

Income (loss) before taxes and minority interest	46.2		(16.8)	29.4		(13.2)	16.2

Depreciation and amortization(2)	25.6			25.6			25.6

Pre-operating loss of CAL(3)			(13.3)	(13.3)			(13.3)

Investments in associated companies	138.4			138.4			138.4

Other identifiable assets	428.8		128.3	557.1		32.3	589.4

Total assets	567.2		128.3	695.5		32.3	727.8

Property expenditures(2)	18.3		5.1	23.4			23.4

1999

Sales and services to external customers	$316.1	$		$316.1	$		$316.1

Royalties and management fees(1)	48.5			48.5			48.5

Total operating revenues	364.6			364.6			364.6

Income (loss) before taxes	31.7		(11.7)	20.0		(15.3)	4.7

Depreciation and amortization(2)	22.5			22.5			22.5

Pre-operating loss of CAL(3)			(8.8)	(8.8)			(8.8)

Investments in associated companies	149.3		84.1	233.4			233.4

Other identifiable assets	423.3		1.5	424.8		21.5	446.3

Total assets	572.6		85.6	658.2		21.5	679.7

Property expenditures(2)	20.8		11.2	32.0			32.0

(1)	Includes revenue from the Company’s share of ventures’ production that is recognized when the product is sold.

(2)	Includes Company’s share of associated companies.

(3)	Includes equity losses from CAL through November 20, 2000 and consolidated losses, net of minority interest, thereafter. Included in income (loss) before taxes.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

         Included in the consolidated financial statements are the following amounts relating to geographic locations:

		(In Millions)

	2001	2000	1999

Revenue(1)

United States	$353.2	$380.8	$321.0

Canada	14.1	38.7	36.4

Other Countries	6.3	10.6	7.2

	$373.6	$430.1	$364.6

Long-Lived Assets(2)

United States	$272.9	$296.5	$295.9

Canada	15.5	15.0	16.0

Trinidad and Tobago	122.9	119.1	76.8

	$411.3	$430.6	$388.7

(1)	Revenue is attributed to countries based on the location of the customer.

(2)	Net properties include Company’s share of associated companies.

Note 7 – Environmental and Closure Obligation

At December 31, 2001, the Company had an environmental and closure liability, including its share of ventures, of $70.6 million ($27.0 million at December 31, 2000), of which $9.1 million was classified as current. Payments in 2001 were $5.6 million (2000 — $1.9 million and 1999 — $1.0 million). The liability includes obligations for wholly-owned active and closed mining operations, and other sites, including former operations, for which obligations are based on the Company’s estimated cost of investigation, remediation and mine closure, including the responsibilities assumed in the October, 2001 LTVSMC transaction. See Note 3 – LTV Steel Mining Company Transaction. The liability also includes the Company’s environmental obligations related to two Federal and State Superfund and Clean Water Act sites where the Company is named as a potentially responsible party, the Kipling site in Michigan, and the Rio Tinto mine site in Nevada, which sites are independent of the Company’s iron mining operations. Obligations are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site clean-up. Significant site clean-up activities have taken place at Rio Tinto.

Note 8 – Debt

Long-term debt of the Company consists of $70 million of senior unsecured notes due in December, 2005, with a fixed interest rate of 7 percent. The Company has a $100 million revolving credit agreement which expires on May 31, 2003. On January 8, 2001, the Company borrowed $65 million and on May 10, 2001, an additional $35 million was borrowed under the revolving credit agreement. The loan interest rate, based on the LIBOR rate plus a premium, is fixed through the middle of June, 2002 at an average rate of 2.4 percent. Loan repayment timing is flexible; however, the Company expects to repay the loan before December 31, 2002. The note and revolving credit agreements require the Company to meet certain covenants related to net worth, leverage, and other provisions. The Company was in compliance

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

with the debt covenants at December 31, 2001, exceeding the requirements by more than $17 million at December 31, 2001 for the most restrictive covenant (net worth) in the revolving credit facility and $153 million in the senior unsecured notes. The Company also had unsecured letters of credit of $5.6 million outstanding at December 31, 2001.

Note 9 – Lease Obligations

The Company and its ventures lease certain mining, production, data processing and other equipment under operating leases. The Company’s operating lease expense, including its share of ventures, was $13.1 million in 2001, $12.9 million in 2000 and $10.0 million in 1999.

Assets acquired under capital leases by the Company, including its share of ventures, were $10.1 million and $10.5 million, respectively, at December 31, 2001 and 2000. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $5.0 million and $5.9 million at December 31, 2001 and 2000, respectively.

Future minimum payments under capital leases and noncancellable operating leases, including the Company’s share of ventures, at December 31, 2001 were:

	(In Millions)

Year Ending	Capital	Operating
December 31	Leases	Leases

2002	$1.9	$12.1

2003	1.3	12.0

2004	.8	9.5

2005	.2	6.8

2006	.1	5.5

2007 and thereafter		9.5

Total minimum lease payments	4.3	$55.4

Amounts representing interest	.4

Present value of net minimum lease payments	$3.9

The $59.7 million of total minimum lease payments is comprised of the Company’s direct obligation of $13.3 million and the Company’s share of ventures’ obligations of $46.4 million, which are largely non-recourse to the Company.

Note 10 – Pensions and Other Postretirement Benefits

The Company and its ventures sponsor defined benefit pension plans covering substantially all employees. The plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. In addition, the Company and its ventures currently provide retirement health care and life insurance benefits (“Other Benefits”) to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid. The following table

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

presents a reconciliation of funded status of the Company’s plans, including its proportionate share of plans of its ventures, at December 31, 2001 and 2000:

	(In Millions)

	Pension Benefits		Other Benefits

	2001	2000	2001	2000

Change in plan assets

Fair value of plan assets at beginning of year	$352.7	$335.9	$24.5	$21.5

Actual return on plan assets	(15.8)	17.3	(1.1)	1.2

Contributions	.4	1.7	1.8	1.4

Effect of change in Empire ownership		18.0		2.7

Benefits paid	(19.4)	(20.2)	(2.0)	(2.3)

Fair value of plan assets at end of year	317.9	352.7	23.2	24.5

Change in benefit obligation

Benefit obligation at beginning of year	303.5	249.3	142.0	84.6

Service cost	6.1	5.9	2.1	1.7

Interest cost	23.2	22.6	12.0	9.1

Amendments				.2

Actuarial losses	6.3	25.0	28.4	47.1

Effect of change in Empire ownership		20.9		7.1

Effect of curtailment and special termination benefits	(.6)		(.9)

Benefits paid	(19.4)	(20.2)	(7.9)	(7.8)

Benefit obligation at end of year	319.1	303.5	175.7	142.0

Funded status of the plan (underfunded)	(1.2)	49.2	(152.5)	(117.5)

Unrecognized prior service cost	24.7	28.4	.6	1.5

Unrecognized net actuarial (gain) loss	25.5	(36.1)	65.1	37.8

Unrecognized net asset at date of adoption	(12.5)	(15.2)

Prepaid (accrued) benefit cost – net	$36.5	$26.3	$(86.8)	$(78.2)

Amounts recognized in the consolidated statements of financial position including Company’s share of Associated companies consists of:

Prepaid benefit cost	$36.5	$26.3

Additional minimum liability	(5.4)	(1.4)

Intangible asset	3.8	1.4

Accumulated other comprehensive loss	1.6

Net amount recognized	$36.5	$26.3

Assumptions as of December 31

Discount rate	7.50%	7.75%	7.50%	7.75%

Expected long-term return on plan assets	9.00%	9.00%	8.78%	8.26%

Rate of compensation increase – average	4.25%	4.26%

	(In Millions)

	Pension Benefits			Other Benefits

	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost

Service cost	$6.1	$5.9	$4.6	$2.1	$1.7	$1.8

Interest cost	23.2	22.6	17.2	12.0	9.1	6.3

Expected return on plan assets	(31.0)	(29.0)	(24.9)	(2.1)	(2.1)	(1.5)

Amortization and other	6.1	6.4	6.2	3.8	1.2	.1

Net periodic benefit cost	$4.4	$5.9	$3.1	$15.8	$9.9	$6.7

Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund shutdown and early retirement obligations which are not included in the pension benefit obligations.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Assets for Other Benefits include deposits relating to insurance contracts and Voluntary Employee Benefit Association (“VEBA”) Trusts for certain mining ventures that are available to fund retired employees’ life insurance obligations and medical benefits. The Company’s estimated annual contribution to the VEBAs will approximate $1.5 million based on its share of tons produced.

The Company’s assumed annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent for 2002 (8.0 percent in 2001), decreasing      .25 to .5 percent per year to an annual rate of 5.0 percent for 2008 and annually thereafter. A one percentage point change in this assumption would have the following effects:

	(In Millions)

	Increase	Decrease

Effect on total service and interest cost components in 2001	$1.7	$(1.4)

Effect on Other Benefits obligation as of December 31, 2001	18.4	(15.5)

Note 11 – Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	(In Millions)

	2001	2000

Deferred tax assets:

Postretirement benefits other than pensions	$22.5	$21.7

Loss carryforward	32.8	17.6

Alternative minimum tax credit carryforwards	2.1	5.2

Product inventories	10.2	6.3

Other liabilities	9.6	12.9

Other	9.3	13.9

Total deferred tax assets	86.5	77.6

Deferred tax liabilities:

CAL properties	30.4	30.4

Investment in ventures	18.2	17.0

Properties	10.6	21.8

Pensions	4.0	2.5

Other	18.7	9.7

Total deferred tax liabilities	81.9	81.4

Net deferred tax assets (liability)	$4.6	$(3.8)

The deferred amounts are classified as current or long-term in accordance with the asset or liability to which they relate. The Company expects, deferred tax assets will be realized.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

“Deferred and refundable income taxes” include an expected refund of approximately $4 million at December 31, 2001 ($14 million at December 31, 2000) of current and prior years’ federal tax payments associated with the Company’s adjustment of its tax basis of CAL properties in 2000. Loss carryforwards totaling $95.2 million ($41.2 million – capital) are available to offset future taxable income. The capital loss carryforwards begin to expire in 2005, with the expiration of the ordinary loss carryforwards commencing in 2019.

The components and allocation of the Company’s income taxes are as follows:

	(In Millions)

	2001	2000	1999

Income taxes from operations:

Current	$(3.5)	$(5.9)	$.1

Deferred	(12.8)	4.4	(.2)

	(16.3)	(1.5)	(.1)

Cumulative effect of accounting change	5.0

Income tax expense (credit)	(11.3)	(1.5)	(.1)

Other comprehensive loss	(.6)

Total	$(11.9)	$(1.5)	$(.1)

In the fourth quarter of 2000, a favorable tax adjustment of $5.2 million was recorded reflecting the Company’s continuing assessment of its tax obligations, relating to the outcome of federal audit issues for tax years 1995 and 1996. Tax and interest payments of approximately $6 million related to the audit were made in 2001.

Reconciliation of the Company’s income tax to the tax at the United States statutory rate follows:

	(In Millions)

	2001	2000	1999

Tax at statutory rate of 35 percent	$(12.0)	$5.8	$1.7

Increase (decrease) due to:

Percentage depletion in excess of cost depletion	(1.4)	(2.6)	(1.8)

Non-deductible expense	1.7	.5

Effect of foreign taxes	.5	(.2)	.2

Prior years’ tax adjustments	.1	(4.9)	(.3)

Other items – net	(.2)	(.1)	.1

Income tax expense (credit)	$(11.3)	$(1.5)	$(.1)

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 12 – Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments at December 31, 2001 and 2000 were as follows:

	(In Millions)

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$183.8	$183.8	$29.9	$29.9

Long-term debt	70.0	66.1	70.0	70.0

Revolving credit facility	100.0	98.7

The fair value of the Company’s long-term debt and revolving credit facility was determined based on a discounted cash flow analysis and estimated current borrowing rates.

At December 31, 2001 and 2000, the Company’s managed mines had in place forward contracts for the purchase of natural gas in the notional amount of $11.4 million (Company share — $5.4 million) and $16.1 million (Company share — $5.4 million) respectively. The unrecognized fair value loss on the contracts at December 31, 2001, which mature at various times through November, 2002, was estimated to be $1.4 million (Company share — $.7 million) based on December 31, 2001 forward rates.

Note 13 – Stock Plans

The 1992 Incentive Equity Plan, as amended in 1999, authorizes the Company to issue up to 1,700,000 Common Shares upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid on awards made under the Plan. Such shares may be shares of original issuance, treasury shares, or a combination of both. Stock options may be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to re-pricing, and must be exercisable not later than ten years and one day after the date of grant. Stock appreciation rights may be granted either at or after the time of a stock option grant. Common Shares may be awarded or sold to certain employees with disposition restrictions over specified periods. The 1996 Nonemployee Directors’ Compensation Plan authorizes the Company to issue up to 50,000 Common Shares to nonemployee Directors. The Plan was amended effective in 1999 to provide for the grant of 2,000 Restricted Shares to nonemployee Directors first elected on or after January 1, 1999, and also provides that nonemployee Directors must take at least 40 percent of their annual retainer in Common Shares. The Restricted Shares vest five years from the date of award. The Company recorded expense of $.1 million in 2001, $.9 million in 2000, and a credit of $.3 million in 1999 relating to other stock-based compensation, primarily the Performance Share program.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

FASB Statement 123 requires pro forma disclosure of net income and earnings per share as if the fair value method for valuing stock options had been applied. The Company’s pro forma information follows:

	2001	2000	1999

Net (loss) income (millions)	$(23.8)	$17.3	$3.1

Earnings per share:

Basic	$(2.36)	$1.67	$.28

Diluted	$(2.36)	$1.66	$.28

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:

	2001	2000	1999

Risk-free interest rate	4.95%	6.67%	4.79%

Dividend yield	3.88%	4.04%	3.42%

Volatility factor – market price of Company’s common stock	.277	.241	.223

Expected life of options – years	4.81	4.31	6.15

Weighted-average fair value of options granted during the year	$3.77	$5.93	$5.52

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

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Stock option, restricted stock award, deferred stock allocation, and performance share activities under the Company’s Incentive Equity Plans, and the Nonemployee Directors’ Compensation Plan are summarized as follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options:

Options outstanding at Beginning of year	872,697	$48.81	774,242	$51.59	346,742	$41.04

Granted during the year	25,000	17.88	171,950	29.56	454,150	58.88

Exercised			(28,375)	20.12	(6,750)	21.98

Cancelled or expired	(87,668)	45.25	(45,120)	41.27	(19,900)	43.98

Options outstanding at end of year	810,029	48.24	872,697	48.81	774,242	51.59

Options exercisable at end of year	369,591	41.91	285,333	43.69	221,126	39.90

Restricted awards:

Awarded and restricted at beginning of year	59,987		53,223		52,296

Awarded during the year	9,400				4,000

Vested	(30,350)		(19,287)		(3,073)

Cancelled	(2,000)

Issued as performance shares			26,051

Awarded and restricted at end of year	37,037		59,987		53,223

Deferred stock awards:

Awarded at beginning of year	29,427

Issued as performance shares			22,315

Awarded during the year	421		7,112

Cancelled	(297)

Awarded at end of year	29,551		29,427

Performance shares:

Allocated at beginning of year	212,450		174,950		176,050

Allocated during the year	126,600		85,866		69,472

Issued	(17,788)		(48,366)		(59,672)

Forfeited/cancelled	(43,062)				(10,900)

Allocated at end of year	278,200		212,450		174,950

Required retainer and voluntary shares:

Awarded at beginning of year	9,394		9,980		6,649

Awarded during the year	10,867		9,394		10,255

Issued	(9,790)		(9,980)		(6,924)

Awarded at end of year	10,471		9,394		9,980

Reserved for future grants or awards at end of year	339,764		329,025		563,627

Exercise prices for options outstanding as of December 31, 2001 ranged from $17.88 to $75.80, with 78 percent of options outstanding having exercise prices greater than $43.00. The weighted-average remaining contractual life of options outstanding is 6.6 years at December 31, 2001.

ITEM 8. (Continued)

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Note 14 – Shareholders’ Equity

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

Note 15 – Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share.

	(In Millions, Except Per Share)

	2001	2000	1999

Net income (loss)	$(22.9)	$18.1	$4.8

Basic weighted-average shares	10.1	10.4	11.1

Basic earnings (loss) per share	$(2.27)	$1.74	$.43

Diluted weighted-average shares	10.1	10.4	11.1

Diluted earnings (loss) per share	$(2.27)	$1.73	$.43

Note 16 – Non-Recurring Special Items

In 1999, the Company lost more than one million tons of iron ore pellet sales to Rouge Industries as a result of the extended shutdown of two blast furnaces following an explosion at the power plant that supplies Rouge. In 2000, the Company recorded a pre-tax insurance recovery and received proceeds on the claim of $15.3 million ($9.9 million after-tax). The Company received an additional $.4 million ($.2 million after-tax) in 2001 and continues to pursue modest additional recoveries, but given the complexity of the insurance issues, any additional amounts will not be recorded until all outstanding matters are resolved.

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

Note 17 – Commitments and Contingencies

The Company and its ventures are periodically involved in litigation incidental to their operations. Management believes that any pending litigation will not result in a material liability in relation to the Company’s consolidated financial statements.

ITEM 8. (Continued)

Quarterly Results of Operations – (Unaudited)
(In Millions, Except Per Share Amounts)

	2001

	Quarters

	First	Second	Third	Fourth	Year

Total revenues	$33.2	$100.0	$130.8	$123.6	$387.6

Gross profit (loss)	(6.3)	(17.6)	(1.0)	(3.3)	(28.2)

Net income (loss)

Amount	(.3)	(15.1)	(1.7)	(5.8)	(22.9)

Per common share

Basic	(.03)	(1.50)	(.16)	(.58)	(2.27)

Diluted	(.03)	(1.50)	(.16)	(.58)	(2.27)

Average number of shares

Basic	10.1	10.1	10.1	10.1	10.1

Diluted	10.1	10.1	10.1	10.1	10.1

Quarterly results included approximately $1 million, $24 million, $10 million and $13 million, respectively, of pre-tax fixed costs related to production curtailments. First quarter results have been restated to include $9.3 million, or $.92 per share (after-tax), for the cumulative effect of an accounting change.

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

Common Share Price Performance And Dividends

	Price Performance

	2001		2000		Dividends

	High	Low	High	Low	2001	2000

First Quarter	$22.38	$13.69	$31.38	$22.00	$.10	$.375

Second Quarter	22.45	16.36	26.25	21.94	.10	.375

Third Quarter	18.85	14.00	27.25	22.56	.10	.375

Fourth Quarter	18.35	13.65	23.19	19.69	.10	.375

Year	22.45	13.65	31.38	19.69	$.40	$1.50

ITEM 8. (Continued)

Report of Independent Auditors

Shareholders and Board of Directors
Cleveland-Cliffs Inc

We have audited the accompanying statement of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001 listed in the index at Item 14(a). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 23, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding Directors required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 25, 2002, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this item is set forth in Part I hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 25, 2002, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 25, 2002, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information, if any, required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders, to be filed with the Securities and Exchange Commission on or about March 25, 2002, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2)-List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company are included at Item 8 above:

Statement of Consolidated Financial Position — December 31, 2001 and 2000

Statement of Consolidated Operations — Years ended December 31, 2001, 2000 and 1999

Statement of Consolidated Cash Flows — Years ended December 31, 2001, 2000 and 1999

Statement of Consolidated Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999

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

(3) List of Exhibits — Refer to Exhibit Index on pages 54-61 which is incorporated herein by reference.

(b)	During the fourth quarter of 2001, the Company filed eight Current Reports on Form 8-K, dated October 11, October 16, October 31, November 5, November 14, November 15, November 28, and December 11, 2001, respectively, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed a Current Report on Form 8-K, dated January 8, 2002, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

(c)	Exhibits listed in Item 14(a)(3) above are incorporated herein by reference.

(d)	The schedule listed above in Item 14(a)(1) and (2) is attached as Exhibit 99(a) and incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By:  /s/ Cynthia B. Bezik
      Cynthia B. Bezik
      Senior Vice President — Finance
      Date: February 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

J. S. Brinzo	Chairman and Chief	February 5, 2002

Executive Officer and

Principal Executive Officer

and Director

C. B. Bezik	Senior Vice President-	February 5, 2002

Finance and Principal

Financial Officer

R. J. Leroux	Vice President and Controller and	February 5, 2002

Principal Accounting Officer

R. C. Cambre	Director	February 5, 2002

R. Cucuz	Director	February 5, 2002

D. H. Gunning	Vice Chairman and Director	February 5, 2002

J. D. Ireland III	Director	February 5, 2002

L. L. Kanuk	Director	February 5, 2002

F. R. McAllister	Director	February 5, 2002

J. C. Morley	Director	February 5, 2002

S. B. Oresman	Director	February 5, 2002

A. Schwartz	Director	February 5, 2002

By: /s/ Cynthia B. BezIk

(Cynthia B. Bezik, as Attorney-in-Fact)

         Original powers of attorney authorizing John S. Brinzo, Cynthia B. Bezik, and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number		Pagination by Sequential Numbering System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc

3(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc (filed as Exhibit 3 (a) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

3(b)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3 (b) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4(a)	Form of Common Stock Certificate (filed as Exhibit 4(a) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1998 and incorporated by reference)	Not Applicable

4(b)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and First Chicago Trust Company of New York, as Rights Agent	Filed Herewith

4 (c)	Amendment No. 1, effective as of November 15, 2001, to Rights Agreement by and between Cleveland-Cliffs Inc and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Form 8-A of Cleveland-Cliffs Inc filed on December 14, 2001 and incorporated by reference)	Not Applicable

4(d)	Credit Agreement, dated as of March 1, 1995, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank (successor to Chemical Bank), as Agent (filed as Exhibit 4(c) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

4(e)	Amendment dated as of July 19, 1996, to the Credit Agreement dated as of March 1, 1995, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank, as Agent (filed as Exhibit 4 (d) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

4(f)	Amendment dated as of June 1, 1997, to the Credit Agreement dated as of March 1, 1995, as amended, among Cleveland-Cliffs Inc, the Banks named therein and Chase Manhattan Bank, as Agent	Filed Herewith

4(g)	Amendment dated as of June 1, 1998, to the Credit Agreement dated as of March 1, 1995, as amended, among Cleveland-Cliffs Inc, the financial institutions named therein and the Chase Manhattan Bank, as Agent (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc filed on August 12, 1998 and incorporated by reference)	Not Applicable

4(h)	Note Agreement, dated as of December 15, 1995, among Cleveland-Cliffs Inc and each of the Purchasers named in Schedule I thereto (filed as Exhibit 4 (g) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

Material Contracts

10(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 2001) (filed as Exhibit 10 (c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

10 (b)	* Amendment No. 1 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated Effective January 1, 2001), dated as of November 13, 2001	Filed Herewith

10(c)	* Severance Agreements by and between Cleveland-Cliffs Inc and certain executive officers, dated as of January 1, 2000 (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(d)	* Severance Agreement dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10 (b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001, and incorporated by reference)	Not Applicable

10(e)	* Consulting and Non-Competition Agreement, effective January 1, 2000, by and between Cleveland-Cliffs Inc and A. Stanley West (Summary Description) (filed as Exhibit 10(d) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(f)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, dated as of January 1, 2000 (Summary Description) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(g)	Form of indemnification agreement with Directors (filed as Exhibit 10 (f) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(h)	Director and Officer Indemnification Agreement dated as of July 10, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(a) to Form 10-Q filed on October 25, 2001 and incorporated by reference)	Not Applicable

10(i)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997	Filed Herewith

10(j)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 22, 1999 and incorporated by reference)	Not Applicable

10(k)	* Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1998 and incorporated by reference)	Not Applicable

10(l)	* Form of Instrument of Amendment of Nonqualified Stock Option Agreements for Nonemployee Directors, dated as of March 17, 1997	Filed Herewith

10(m)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995 (filed as Exhibit 10 (l) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10 (n)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10 (d) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

10(o)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan and certain employment agreements	Filed Herewith

10(p)	* Amendment to Trust Agreement No. 1, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(q)	* Trust Agreement No. 2 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Severance Pay Plan for Key Employees of Cleveland-Cliffs Inc, the Cleveland-Cliffs Inc Retention Plan for Salaried Employees, and certain employment agreements	Filed Herewith

10(r)	* First Amendment to Trust Agreement No. 2 (Amended and Restated effective June 1, 1997), dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(s)	* Amendment to Trust Agreement No. 2, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(t)	* Trust Agreement No. 4, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Plan for Deferred Payment of Directors’ Fees (filed as Exhibit 10 (r) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(u)	* First Amendment to Trust Agreement No. 4, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10 (s) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(v)	* Second Amendment to Trust Agreement No. 4, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10 (t) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(w)	* Third Amendment to Trust Agreement No. 4, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(x)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10 (v) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(y)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10 (x) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(z)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10 (y) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(aa)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10 (z) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(bb)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(cc)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(dd)	* Amended and Restated Trust Agreement No. 6, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to indemnification agreements with directors (filed as Exhibit 10 (cc) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(ee)	* First Amendment to Amended and Restated Trust Agreement No. 6, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(ff)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10 (ee) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(gg)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, dated as of March 9, 1992 (filed as Exhibit 10 (ff) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(hh)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(ii)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(jj)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(kk)	* Amendment to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., as Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(ll)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10 (kk) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(mm)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee (filed as Exhibit 10 (ll) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(nn)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee	Filed Herewith

10(oo)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(pp)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and Key Trust Company of Ohio, N.A., Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan	Filed Herewith

10(qq)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(rr)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

10(ss)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10 (rr) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(tt)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10 (ss) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10 (uu)	* Cleveland-Cliffs Inc Executive Retention Plan, effective as of January 1, 2001 (filed as Exhibit 10 (b) to Form 10-Q of Cleveland-Cliffs Inc filed on October 25, 2001)	Not Applicable

10(vv)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995 (filed as Exhibit 10 (tt) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(ww)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(xx)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of July 1, 1996 (filed as Exhibit 10 (vv) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(yy)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of November 12, 1996	Filed Herewith

10(zz)	* Second Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of May 13, 1997	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

10(aaa)	* Third Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(qq) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(bbb)	Pellet Sale and Purchase Agreement, dated as of May 15, 2000, by and between The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and LTV Steel Company (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

21	Subsidiaries of the registrant	Filed Herewith (Page 62-63)

23	Consent of independent auditors	Filed Herewith (Page 64)

24	Power of Attorney	Filed Herewith (Page 65)

99	Additional Exhibits

99(a)	Schedule II – Valuation and Qualifying Accounts	Filed Herewith (Page 66)

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.