Form 10-Q
period 2002-03-31
CLEVELAND CLIFFS INC
filed 2002-04-25
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________.
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

YES   X   NO

As of April 19, 2002, there were 10,180,680 Common Shares (par value $1.00 per share) outstanding.

PART I — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions,
	Except Per
	Share Amounts)
	Three Months
	Ended March 31

	2002	2001

REVENUES
Product sales and services
Iron ore	$47.9	$20.3
Freight and minority interest	7.1	.6

Total Product Sales and Services	55.0	20.9
Royalties and management fees	1.3	7.9

Total Operating Revenues	56.3	28.8
Interest income	1.1	1.1
Other income	3.3	2.4

Total Revenues	60.7	32.3
COSTS AND EXPENSES
Cost of goods sold and operating expenses — iron ore	70.4	35.1
Administrative, selling and general expenses	4.0	2.8
Idle expense and pre-operating loss of Cliffs and Associates Limited	3.3	5.8
Interest expense	1.9	2.1
Other expenses	1.3	2.5

Total Costs and Expenses	80.9	48.3

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(20.2)	(16.0)
INCOME TAXES (CREDIT)	(6.7)	(5.2)

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(13.5)	(10.8)
MINORITY INTEREST	.7	1.2

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(12.8)	(9.6)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE — NET OF $5.0 TAX		9.3

NET LOSS	$(12.8)	$(.3)

NET LOSS PER COMMON SHARE
Basic and Diluted
Before cumulative effect of accounting change	$(1.27)	$(.95)
Cumulative effect of accounting change — net of tax		.92

Net loss	$(1.27)	$(.03)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	10,165	10,104
Diluted	10,165	10,104

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31	December 31
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$142.1	$183.8
Trade accounts receivable — net	9.9	19.9
Receivables from associated companies	2.2	12.1
Inventories
Product	126.3	84.8
Supplies and other	49.8	29.0
Deferred and refundable income taxes	28.1	20.8
Other	20.4	12.3

TOTAL CURRENT ASSETS	378.8	362.7
PROPERTIES	498.1	358.0
Allowances for depreciation and depletion	(101.5)	(97.7)

TOTAL PROPERTIES	396.6	260.3
INVESTMENTS IN ASSOCIATED COMPANIES	46.3	135.0
OTHER ASSETS
Prepaid pensions	43.2	46.1
Miscellaneous	24.3	20.9

TOTAL OTHER ASSETS	67.5	67.0

TOTAL ASSETS	$889.2	$825.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Borrowings under revolving credit facility	$100.0	$100.0
Environmental and closure obligations	8.9	9.1
Accounts payable and accrued expenses	105.9	80.7

TOTAL CURRENT LIABILITIES	214.8	189.8
LONG-TERM DEBT	70.0	70.0
POSTEMPLOYMENT BENEFIT LIABILITIES	91.9	69.2
ENVIRONMENTAL AND CLOSURE	59.4	59.2
OTHER LIABILITIES	35.9	36.7

	472.0	424.9
MINORITY INTEREST
Cliffs and Associates Limited	25.8	25.9
Tilden Mining Company L.C	28.8
SHAREHOLDERS’ EQUITY
Preferred Stock Class A - 500,000 shares authorized and unissued Class B - 4,000,000 shares authorized and unissued Common Shares — par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8
Capital in excess of par value of shares	70.0	66.2
Retained income	463.9	476.7
Accumulated other comprehensive loss, net of tax	(1.0)	(1.0)
Cost of 6,646,824 Common Shares in treasury (2001 - 6,685,988 shares)	(182.3)	(183.3)
Unearned compensation	(4.8)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY	362.6	374.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$889.2	$825.0

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months Ended
	March 31

	2002	2001

OPERATING ACTIVITIES
Net loss	$(12.8)	$(.3)
Depreciation and amortization:
Consolidated	5.6	3.8
Share of associated companies	2.1	3.1
Deferred income taxes	2.8	(1.5)
Minority interest in Cliffs and Associates Limited	(.7)	(1.2)
Gain on sale of assets	(2.5)	(1.4)
Cumulative effect of accounting change — net of $5.0 tax		(9.3)
Other	(3.3)	1.1

Total before changes in operating assets and liabilities	(8.8)	(5.7)
Changes in operating assets and liabilities	(25.2)	(31.2)

Net cash used by operating activities	(34.0)	(36.9)
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated
Cliffs and Associates Limited		(5.4)
Other	(4.2)	(2.1)
Share of associated companies	(.6)	(.3)
Investment in power related joint venture	(6.0)
Proceeds from sale of assets	2.5	1.5
Other		(0.4)

Net cash used by investing activities	(8.3)	(6.7)
FINANCING ACTIVITIES
Borrowings under revolving credit facility		65.0
Contributions by minority shareholder in Cliffs and Associates Limited	.6	5.2
Dividends		(1.0)

Net cash from financing activities	.6	69.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41.7)	25.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	183.8	29.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142.1	$55.5

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2001 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

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

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including the Tilden Mining Company L.C. (“Tilden”) since January 31, 2002 when the Company increased its ownership from 40 percent to 85 percent. Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B — ACCOUNTING AND DISCLOSURE CHANGES

     Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost from a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans to a method that recognizes the changes immediately. The cumulative effect of this accounting change related to prior years was a one-time non-cash credit of $9.3 million ($14.3 million pre-tax) recognized as of January 1, 2001. The pro forma effect of this change, as if it had been made for the first quarter ended March 31, 2001, would have been to increase net income by approximately $.4 million, or $.04 per share.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 did not have a significant impact on the Company’s financial results.

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of adopting this standard.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement provides a single accounting model for long-lived assets to be disposed of. The Company’s adoption of this statement in the first quarter of 2002 did not have a significant impact on its asset impairment policy or financial results.

NOTE C — REVENUE RECOGNITION

     Revenue is recognized on sales of products when title has transferred, and on services when performed. Revenue from product sales and services includes reimbursement for freight charges ($1.1 million — 2002; $.6 million — 2001) paid on behalf of customers and cost reimbursement of $6.0 million from January 31, 2002 from a minority interest partner for their contractual share of mine costs.

     Royalty and management fee revenue is recognized on production. Royalties and fees paid by the Company as a partner in the mines, which were previously reported in both revenues and cost of goods sold and operating expenses, have been eliminated. As a result, first quarter 2001 revenues and cost of goods sold have been reduced by $.9 million. There was no impact on financial results.

NOTE D — ENVIRONMENTAL AND CLOSURE OBLIGATION

     At March 31, 2002, the Company had an environmental and closure liability, including its share of ventures, of $70.1 million, of which $8.9 million was classified as current. The liability includes obligations for wholly owned active and closed mining operations, and other sites, including former operations, for which obligations are based on the Company’s estimated cost of investigation, remediation and mine closure. Of the $70.1 million, $46.1 million represents responsibilities assumed in the October 2001 LTVSMC transaction. The liability also includes the Company’s environmental obligations related to two State and Clean Water Act sites where the Company is named as a potentially responsible party, the Kipling site in Michigan, and the Rio Tinto mine site in Nevada, which sites are independent of the Company’s iron mining operations. Significant site cleanup activities have taken place at Rio Tinto. Obligations are based on Company estimates and engineering studies prepared by outside consultants engaged by the potentially responsible parties. The Company continues to evaluate the recommendations of the studies and other means for site cleanup.

NOTE E — SEGMENT REPORTING

     The Company has two reportable segments offering different iron products and services to the steel industry. Iron Ore is the Company’s dominant segment. The Ferrous Metallics segment consists of the hot briquetted iron (“HBI”) project in Trinidad and Tobago and other development activities. “Other” includes non-reportable segments, and unallocated corporate administrative expense and other income and expense.

				(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

First Quarter 2002
Sales and services	$55.0	$		$55.0	$		$55.0
Royalties and management fees	1.3			1.3			1.3

Total operating revenues	56.3			56.3			56.3

Loss before income taxes and minority interest	(11.8)		(4.1)	(15.9)		(4.3)	(20.2)
Investments in associated companies	46.3			46.3			46.3
Other identifiable assets	676.9		132.8	809.7		33.2	842.9

Total assets	723.2		132.8	856.0		33.2	889.2

First Quarter 2001
Sales and services	$20.9	$		$20.9	$		$20.9
Royalties and management fees	7.9			7.9			7.9

Total operating revenues	28.8			28.8			28.8

Loss before income taxes, minority interest and cumulative effect adjustment	(5.4)		(6.0)	(11.4)		(4.6)	(16.0)
Investments in associated companies	135.2			135.2			135.2
Other identifiable assets	470.5		136.6	607.1		23.6	630.7

Total assets	605.7		136.6	742.3		23.6	765.9

NOTE F — INCOME TAXES

     In March 2002, the “Job Creation and Worker Assistance Act of 2002” (“Act”) was enacted by Congress. Provisions of the Act provide for the carryback of net operating losses for tax years 2002 and 2001 for up to five years. Previously, the limitation was two years. As a result, the Company was able to utilize its tax loss generated in 2001 and reduce loss carryforwards to approximately $50 million ($95 million at December 31, 2001) and associated deferred tax assets to about $18 million ($33 million at December 31, 2001). Partially offsetting was an increase in alternative minimum tax credit carryforwards to approximately $10 million ($2 million at December 31, 2001). The Company received a cash refund in the second quarter of 2002 of $11.6 million, an increase of $7.7 million compared to the year-end expectation. There was no impact on earnings as a result of this change.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER — 2002 AND 2001

     The net loss for the first quarter of 2002 was $12.8 million, or $1.27 per share (all per share earnings are “diluted earnings per share” unless stated otherwise). In the first quarter of 2001, the Company had a loss of $9.6 million, or $.95 per share, before recognizing a $9.3 million after-tax credit relating to the cumulative effect of an accounting change. The net loss in the first quarter of 2001 was $.3 million, or $.03 per share. Following is a summary of results:

	(In Millions, Except Per Share)

	2002	2001

Loss before cumulative effect of accounting change:
Amount	$(12.8)	$(9.6)
Per share	(1.27)	(.95)
Cumulative effect of accounting change:
Amount	—	9.3
Per share	—	.92

Net loss:
Amount	(12.8)	(.3)
Per share	(1.27)	(.03)

     The pre-tax loss for the first quarter 2002 was $20.2 million, an earnings decrease of $4.2 million from first quarter 2001. The decrease in earnings was primarily due to:

•	Pellet sales margin was a loss of $15.4 million in 2002 compared to a loss of $14.2 million in 2001, summarized as follows:

	(In Millions)

			Increase (Decrease)

	2002	2001	Amount	Percent

Sales (tons)	1.3	.5	.8	160%

Revenue from product sales and services*	$47.9	$20.9	$27.0	129%
Cost of goods sold and operating expenses*	63.3	35.1	28.2	80%

Sales margin (loss)	$(15.4)	$(14.2)	$(1.2)	N/M

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interest.

Higher cost of sales was partially offset by a modest increase in average price realization. Included in 2002 cost of goods sold and operating expenses was approximately $14 million of fixed costs related to production curtailments versus $4 million in 2001.

•	Royalties and management fees from partners decreased $6.6 million from last year mainly due to the suspension of operations at Empire Mine in 2002, and the Company’s increased ownership in Tilden Mine in 2002. Also, royalties and fees paid by the Company as a partner in the mines, which were previously reported in both revenues and cost of goods sold and operating expenses, have been eliminated. As a result, first quarter 2001 revenues from royalties and management fees and cost of goods sold have been restated by a $.9 million reduction. This had no effect on earnings.

•	The loss from CAL of $3.3 million, or $2.6 million net of minority interest, in the first three months of 2002 compared to a loss of $5.8 million, or $4.6 million net of minority interest, in the first three months of 2001. The $2.0 million improvement for 2002 reflects cost reduction efforts including an approximate 30 percent reduction in employees and fixed cost reductions from critical suppliers.

•	Administrative, selling and general expense was $1.2 million higher in the first quarter of 2002 compared to the same period in 2001 reflecting non-recurring reductions in certain executive compensation plans in 2001.

•	Other income was $.9 million higher in 2002 principally due to higher sales of non-strategic assets.

•	Other expenses in 2002 were $1.2 million lower than 2001. Included in first quarter 2001 results was a $1.9 million pre-tax charge for restructuring activities.

•	Interest income was unchanged from 2001, while interest expense was lower due to lower interest rates partially offset by increased borrowings under the revolving credit facility.

CASH FLOW AND LIQUIDITY

     At March 31, 2002, the Company had total liquidity (cash and bank credit availability) of $142.1 million compared to $90.5 million at March 31, 2001. Since December 31, 2001, cash and cash equivalents decreased $41.7 million, primarily due to the seasonal increase in product iron ore pellet inventories, $41.5 million, cash deficit from operations before changes in operating assets and liabilities, $8.8 million, investment in a power-related joint venture, $6.0 million, and capital expenditures, $4.8 million, partially offset by lower receivables, $8.6 million.

     At the end of March, there were 4.2 million tons of pellets in inventory at a cost of $126 million, an increase of 1.2 million tons, or $42 million, from December 31, 2001, reflecting normal seasonal patterns. Pellet inventory at March 31, 2001 was 5.7 million tons, or $161 million.

IRON ORE

     Iron ore pellet production at the Company’s managed mines in the first quarter of 2002 was 4.6 million tons compared to 6.9 million tons in 2001. The Company’s share of 2002 production of 2.5 million tons in the first quarter was .3 million tons lower than first quarter of 2001. The 2.3 million ton decrease in total production was principally due to production curtailment at the Empire Mine. The Empire Mine, which was idled in the fourth quarter of 2001 and the entire first quarter of 2002, resumed production on April 8. The Hibbing Mine was idle for four weeks in the first quarter 2002 and six weeks in the first quarter of 2001. The Northshore Mine curtailed production in both years by only operating its two larger pelletizing lines. Current year production at the Wabush Mine is behind last year due to a lower planned operating rate and production problems attributable to severe weather conditions in January. Production for the full year is expected to be about 27 million tons, with the Company’s share to be about 14 million tons. Production schedules at all mines remain subject to change.

     On January 31, 2002, the Company completed the previously announced acquisition of a 45 percent ownership interest in the Tilden Mine from Algoma Steel Inc. (“Algoma”) for the assumption of Tilden liabilities of approximately $14 million. The acquisition increased the Company’s ownership in the mine to 85 percent, and annual production capacity by 3.5 million tons to 6.6 million tons. Concurrently, the Company and Algoma have also agreed to terms for a pellet sales agreement that makes the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma are expected to approach 3 million tons in 2002.

     On March 5, 2002, a subsidiary of LTV Corporation (“LTV”) rejected its 25 percent interest in the Empire Mine. Previously, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, and in November, 2001, discontinued meeting its Empire obligations. As a result, Empire operations were idled in mid-November while the remaining partners (Ispat Inland Inc., 40 percent, and the Company, 35 percent) assessed their alternatives. On April 8, 2002, production was resumed on a reduced operating plan for the year 2002, with Ispat Inland Inc. and the Company funding fixed obligations in proportion to their ownership.

     On April 12, 2002, the Company announced that it had signed a long-term agreement to supply iron ore pellets to International Steel Group Inc. (“ISG”), which had purchased the principal steel making and finishing assets of LTV. Under terms of the agreement, the Company will be the sole supplier of pellets purchased by ISG for a 15-year period beginning in 2002. The Company also announced that it has invested $13 million in ISG common stock, representing approximately 7 percent of ISG’s equity. Pellet sales to ISG in 2002 are expected to be between 1.5 and 2 million tons, dependent on ISG’s actual production scale-up. Sales over the remainder of the contract term will depend on ISG’s pellet requirements. ISG has announced that it plans to produce over 4.5 million tons of flat rolled steel annually. At this production level, the annual pellet requirements are expected to be about 5 million tons.

     Pellet sales in the first quarter of 2002 were 1.3 million tons compared to .5 million tons in 2001. While there continues to be uncertainty regarding the pellet requirements of customers, sales volume for 2002 is currently forecasted to be 13 million tons.

     The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $20 million in 2002, with $4.8 million having occurred through March 31, 2002.

FERROUS METALLICS

     CAL operations remained idle during the first quarter of 2002 due to weak market conditions. The Company’s share of idle costs was $2.6 million on a pre-tax basis. Holding costs have been reduced while protecting the assets and retaining a highly skilled core workforce. In the first quarter of 2001, the Company’s share of CAL’s pre-operating costs was $4.6 million on a pre-tax basis.

     The market for ferrous metallics products continues to be weak, but demand and pricing are expected to improve as the global steel business improves. The Company intends to restart the HBI plant in Trinidad and Tobago when a sustained improvement in the market is evident.

     The primary business risk faced by the Company in ferrous metallics is the ability of the Trinidad facility to produce and sustain a quantity of commercial grade HBI at a cost level necessary to achieve profitable operations given the adverse market for HBI. The Company has determined its CAL investment at March 31, 2002 is not impaired based on expected resumption of operations and future cash flows.

     On April 4, the Company signed an agreement to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. A $24 million pilot plant will be constructed at the Company’s Northshore Mine to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form. The Company’s contribution to the project through the pilot plant testing and development phase, will be $4.5 million. If the pilot plant is successful, construction of a commercial size facility capable of producing 300,000 tons annually could start as early as 2004.

CAPITALIZATION

     Long-term debt of the Company consists of $70.0 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. The Company has $100 million outstanding of its revolving credit agreement which expires on May 31, 2003. The loan interest rate on the revolving credit agreement is based on the LIBOR rate plus a premium and is fixed through the middle of June 2002 at an average rate of 2.4 percent. The note and revolving credit agreements require the Company to meet certain covenants related to net worth, leverage and other provisions. The Company is in compliance with the debt covenants, exceeding the requirements by more than $8 million at March 31, 2002 (in excess of $17 million at December 31, 2001) for the most restrictive covenant (net worth) in the revolving credit facility. Continued adverse operating performance in 2002 could result in the Company being unable to comply with the net worth covenant in the revolving credit facility. The Company is currently considering refinancing alternatives, which would address restrictive covenants.

     The carrying amount and fair value of the Company’s long-term debt and revolving credit facility at March 31, 2002 are as follows:

	(In Millions)

	Carrying	Fair
	Amount	Value

Long-term debt	$70.0	$64.2
Revolving credit facility	100.0	99.3

The fair value of the long-term debt and revolving credit facility was determined based on a discounted cash flow analysis and estimated current borrowing rates.

     Following is a summary of common shares outstanding:

	2002	2001	2000

March 31	10,180,849	10,143,272	10,714,796
June 30		10,148,939	10,502,367
September 30		10,143,509	10,292,356
December 31		10,141,953	10,119,402

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

Company’s actual results to be materially different from the Company’s expectations include the following:

•	Displacement of iron production by North American integrated steel producers due to electric furnace production or imports of semi-finished steel or pig iron;

•	Loss of major iron ore sales contracts or failure of customers to perform under existing contracts;

•	Changes in the financial condition of the Company’s partners and/or customers;

•	Rejection of major contracts and/or venture agreements by customers and/or participants under provisions of the U.S. Bankruptcy Code or similar statutes of other countries;

•	Substantial changes in imports of steel, iron ore, or ferrous metallic products;

•	Lower domestic demand for steel and iron ore;

•	Unanticipated changes in the market value of steel, iron ore or ferrous metallics;

•	Premature closing or impairment of operations due to changes in product demand, production costs, ore characteristics or availability, or owner actions;

•	Major equipment failure, availability, and magnitude and duration of repairs;

•	Unanticipated geological conditions or ore processing changes;

•	Process difficulties, including the failure of new technology to perform as anticipated;

•	Availability and cost of the key components of production (e.g., labor, electric power, fuel, water);

•	Weather conditions (e.g., extreme winter weather, availability of process water due to drought);

•	Changes in financial markets, such as interest rates and availability of credit;

•	Changes in laws, regulations or enforcement practices governing environmental closure and safety obligations; and,

•	Changes in domestic or international economic and political conditions.

     The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	On March 15, 2002 and March 28, 2002, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 21 shares and 16 shares, respectively, of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $770.00 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one managerial employee under the VNQDC Plan.

(b)	On January 7, 2002, the Company determined to pay the annual bonuses earned by participants under the Company’s Management Performance Incentive Plan (“Plan”) for services rendered during 2001 in the form of Common Shares (“Stock Bonus Awards”). The Stock Bonus Awards were not required to be registered under the Securities Act of 1933 because they were issued for prior services without additional consideration in a transaction not involving a sale for value within the meaning of Section 2(3) of that Act. The Company’s closing stock price of $17.00 per share on February 8, 2002, the date of payment of the Stock Bonus Awards, was used to determine the value of the Stock Bonus Awards. After giving effect to required tax withholding, a total of 62 participants under the Plan received 29,085 Common Shares having an aggregate value of $494,445.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 17.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated January 8, January 30 and March 7, 2002, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed Current Reports on Form 8-K dated April 4, April 12 and April 15, 2002, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date	April 25, 2002	By	/s/ C. B. Bezik C. B. Bezik Senior Vice President-Finance and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

10(a)	*Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and Algoma Steel Inc.	Filed Herewith

99(a)	Cleveland-Cliffs Inc News Release published on April 24, 2002, with respect to 2002 first quarter results	Filed Herewith

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.