Form 10-Q
period 2002-06-30
CLEVELAND CLIFFS INC
filed 2002-07-25
CIK 764065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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

YES        NO

As of July 19, 2002, there were 10,184,846 Common Shares (par value $1.00 per share) outstanding.

PART I — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

REVENUES

Product sales and services

Iron ore	$135.9	$79.7	$183.8	$100.0

HBI		3.7		3.7

Total	135.9	83.4	183.8	103.7

Freight and minority interest	16.7	3.4	23.8	4.0

Total Product Sales and Services	152.6	86.8	207.6	107.7

Royalties and management fees	3.3	6.9	4.6	14.8

Total Operating Revenues	155.9	93.7	212.2	122.5

Interest income	.9	.9	2.0	2.0

Other income	2.6	2.2	5.9	4.6

Total Revenues	159.4	96.8	220.1	129.1

COSTS AND EXPENSES

Cost of goods sold and operating expenses

Iron ore	152.5	101.0	222.9	136.1

HBI		10.3		10.3

Total	152.5	111.3	222.9	146.4

Administrative, selling and general expenses	6.8	5.2	10.8	8.0

Idle expense and pre-operating loss of Cliffs and Associates Limited	2.5		5.8	5.8

Interest expense	2.0	2.5	3.9	4.6

Other expenses	1.8	1.4	3.1	3.9

Total Costs and Expenses	165.6	120.4	246.5	168.7

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(6.2)	(23.6)	(26.4)	(39.6)

INCOME TAXES (CREDIT)	(6.2)	(7.1)	(12.9)	(12.3)

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE		(16.5)	(13.5)	(27.3)

MINORITY INTEREST	.6	1.4	1.3	2.6

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	.6	(15.1)	(12.2)	(24.7)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF $5.0 TAX				9.3

NET INCOME (LOSS)	$.6	$(15.1)	$(12.2)	$(15.4)

NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted

Before cumulative effect of accounting change	$.06	$(1.50)	$(1.20)	$(2.45)

Cumulative effect of accounting change — net of tax				.92

Net income (loss)	$.06	$(1.50)	$(1.20)	$(1.53)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic	10,182	10,118	10,114	10,110

Diluted	10,182	10,118	10,114	10,110

         See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	June 30	December 31
	2002	2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$143.2	$183.8

Trade accounts receivable — net	25.3	19.9

Receivables from associated companies	5.9	12.1

Inventories

Product	118.1	84.8

Supplies and other	49.5	29.0

Deferred and refundable income taxes	6.5	20.9

Other	12.4	12.2

TOTAL CURRENT ASSETS	360.9	362.7

PROPERTIES	499.7	358.0

Allowances for depreciation and depletion	(107.0)	(97.7)

TOTAL PROPERTIES	392.7	260.3

INVESTMENTS IN ASSOCIATED IRON ORE VENTURES	34.1	131.7

OTHER ASSETS

Prepaid pensions	42.3	46.1

Other investments	22.7	3.3

Miscellaneous	31.2	20.9

TOTAL OTHER ASSETS	96.2	70.3

TOTAL ASSETS	$883.9	$825.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Borrowings under revolving credit facility	$100.0	$100.0

Accounts payable and accrued expenses	99.7	64.7

Payables to associated companies	16.4	16.0

Environmental and closure obligations	8.7	9.1

TOTAL CURRENT LIABILITIES	224.8	189.8

LONG-TERM DEBT	70.0	70.0

POSTEMPLOYMENT BENEFIT LIABILITIES	94.0	69.2

ENVIRONMENTAL AND CLOSURE OBLIGATIONS	57.5	59.2

OTHER LIABILITIES	21.4	36.7

	467.7	424.9

MINORITY INTEREST

Cliffs and Associates Limited	25.2	25.9

Tilden Mining Company L.C.	26.7

SHAREHOLDERS’ EQUITY

Preferred Stock

Class A - 500,000 shares authorized and unissued

Class B - 4,000,000 shares authorized and unissued

Common Shares — par value $1 a share

Authorized - 28,000,000 shares;

Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	71.7	66.2

Retained income	464.5	476.7

Accumulated other comprehensive loss, net of tax	(1.0)	(1.0)

Cost of 6,643,095 Common Shares in treasury (2001 - 6,685,988 shares)	(182.2)	(183.3)

Unearned compensation	(5.5)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY	364.3	374.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$883.9	$825.0

         See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Six Months Ended
	June 30

	2002	2001

OPERATING ACTIVITIES

Net loss	$(12.2)	$(15.4)

Depreciation and amortization:

Consolidated	12.4	7.8

Share of associated iron ore ventures	4.0	5.5

Gain on sale of assets	(3.8)	(2.5)

Deferred income taxes	(3.4)	(6.0)

Minority interest in Cliffs and Associates Limited	(1.3)	(2.6)

Cumulative effect of accounting change — net of $5.0 tax		(9.3)

Other	1.0	1.3

Total before changes in operating assets and liabilities	(3.3)	(21.2)

Changes in operating assets and liabilities	(16.7)	(50.6)

Net cash used by operating activities	(20.0)	(71.8)

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated

Cliffs and Associates Limited		(5.5)

All other	(5.3)	(2.9)

Share of associated iron ore ventures	(2.3)	(.9)

Investment in steel company common stock	(13.0)

Investment in power-related joint venture	(6.0)

Proceeds from sale of assets	5.3	2.7

Other		(.4)

Net cash used by investing activities	(21.3)	(7.0)

FINANCING ACTIVITIES

Borrowings under revolving credit facility		100.0

Contributions by minority shareholders	.7	6.5

Dividends		(2.1)

Net cash from financing activities	.7	104.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40.6)	25.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	183.8	29.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143.2	$55.5

         See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE A — BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2001 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of inventories, valuation of long-lived assets, post-employment benefits, income taxes, litigation and environmental liabilities. Management bases its estimates on historical experience, current business conditions and expectations and on various other assumptions it believes is reasonable under the circumstances. Actual results could differ from those estimates.

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

NOTE B — ACCOUNTING AND DISCLOSURE CHANGES

         Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost from a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans to a method that recognizes the changes immediately. The cumulative effect of this accounting change related to prior years was a one-time non-cash credit of $9.3 million ($14.3 million pre-tax) recognized as of January 1, 2001. The pro forma effect of this change on 2001 results for the second quarter and first six months would have been less than $.1 million of income.

         In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 did not have a significant impact on the Company’s financial results.

         In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The statement is effective for fiscal years beginning after June 15, 2002. Based on preliminary analysis, the Company does not expect the cumulative effect charge, upon adoption of this standard, to exceed $20 million; however, the Company continues to refine its estimate of the effect of this standard on its consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. This statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If the carrying value of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company’s adoption of this statement in the first quarter of 2002 did not have a significant impact on its asset impairment policy or financial results.

NOTE C — REVENUE RECOGNITION

         Revenue is recognized on sales of products when title has transferred, and on services when performed. Revenue for the first half of the year from product sales and services includes reimbursement for freight charges ($6.2 million – 2002; $4.0 million – 2001) paid on behalf of customers and cost reimbursement of $17.6 million from January 31, 2002 from a minority interest partner for its contractual share of mine costs.

         Royalty and management fee revenue is recognized on production. Royalties and fees paid by the Company as a partner in the mines, which were previously reported in both revenues and cost of goods sold and operating expenses, have been eliminated. As a result, second quarter and first six months 2001 revenues and cost of goods sold have been restated and reduced by $3.2 million and $4.1 million, respectively. There was no impact on financial results.

NOTE D — ENVIRONMENTAL AND CLOSURE OBLIGATIONS

         At June 30, 2002, the Company had an environmental and closure liability of $68.3 million, of which $8.8 million was classified as current. Activity in the first six months of 2002 included cost accruals of $.6 million and expenditures of $3.5 million, of which $2.8 million represents expenditures for mine closure responsibilities assumed in the October 2001 LTV Steel Mining Company (“LTVSMC”) transaction.

         Mine closure obligations represent $51.0 million of the total obligation, including $44.4 million for LTVSMC, which closed early in 2001, and $4.2 million of accrued obligations at the Company’s five operating mines.

         Environmental liabilities of $17.3 million represent the balance of the total obligation. The Company’s obligations for known environmental problems and active and closed mining operations, and other sites have been recognized based on the cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.

         The environmental liability includes the Company’s obligations related to:

•	Seven sites which are independent of the Company’s iron mining operations. These include two State and Clean Water Act sites where the Company is named as a potentially responsible party, the Kipling site in Michigan, and the Rio Tinto mine site in Nevada. Significant site clean-up activities have taken place at Rio Tinto.

•	Non-operating locations in Michigan, including nine former iron ore related sites and thirteen leased land sites.

•	Miscellaneous remediation obligations at the Company’s operating units.

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

	(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

Second Quarter 2002

Sales and services to external customers	$152.6	$		$152.6	$		$152.6

Royalties and management fees	3.3			3.3			3.3

Total operating revenues	155.9			155.9			155.9

Income (loss) before income taxes and minority interest	4.5		(3.5)	1.0		(7.2)	(6.2)

Investments in associated iron ore ventures	34.1			34.1			34.1

Other identifiable assets	700.5		134.1	834.6		15.2	849.8

Total assets	734.6		134.1	868.7		15.2	883.9

Second Quarter 2001

Sales and services to external customers	$83.1		$3.7	$86.8	$		$86.8

Royalties and management fees	6.9			6.9			6.9

Total operating revenues	90.0		3.7	93.7			93.7

Loss before income taxes and minority interest	(10.5)		(6.7)	(17.2)		(6.4)	(23.6)

Investments in associated iron ore ventures	132.4			132.4			132.4

Other identifiable assets	479.7		139.3	619.0		29.8	648.8

Total assets	612.1		139.3	751.4		29.8	781.2

First Six Months 2002

Sales and services to external customers	$207.6	$		$207.6	$		$207.6

Royalties and management fees	4.6			4.6			4.6

Total operating revenues	212.2			212.2			212.2

Loss before income taxes and minority interest	(7.3)		(7.6)	(14.9)		(11.5)	(26.4)

First Six Months 2001

Sales and services to external customers	$104.0		$3.7	$107.7	$		$107.7

Royalties and management fees	14.8			14.8			14.8

Total operating revenues	118.8		3.7	122.5			122.5

Loss before income taxes and minority interest	(15.9)		(12.7)	(28.6)		(11.0)	(39.6)

NOTE F — INCOME TAXES

         In March 2002, the “Job Creation and Worker Assistance Act of 2002” (“Act”) was enacted by Congress. Provisions of the Act provide for the carryback of net operating losses for tax years 2002 and 2001 for up to five years. Previously, the limitation was two years. As a result, the Company was able to utilize its tax loss generated in 2001 and reduce loss carryforwards by approximately $45 million and related deferred tax assets by about $15 million from December 31, 2001. Partially offsetting was an increase in alternative minimum tax credit carryforwards by approximately $8 million since December 31, 2001. The Company received a cash refund in the second quarter of 2002 of $11.6 million, an increase of $7.7 million compared to the year-end expectation. There was no impact on earnings as a result of this change. In the second quarter 2002, a favorable tax adjustment of $4.4 million was recorded reflecting the Company’s assessment of its tax obligations and expected outcome of certain audit issues for prior tax years.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS — 2002 AND 2001

         Net income was $.6 million, or $.06 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the second quarter, and a net loss of $12.2 million, or $1.20 per share for the first six months. In the second quarter and first six months of 2001, the Company had net losses of $15.1 million, or $1.50 per share, and $24.7 million, or $2.45 per share, respectively, before a $9.3 million after-tax credit relating to the cumulative effect of an accounting change. Following is a summary of results:

	(In Millions, Except Per Share)

	Second Quarter		First Six Months

	2002	2001	2002	2001

Income (loss) before cumulative effect of accounting change:

Amount	$.6	$(15.1)	$(12.2)	$(24.7)

Per share	.06	(1.50)	(1.20)	(2.45)

Cumulative effect of accounting change:

Amount				9.3

Per share				.92

Net income (loss):

Amount	.6	(15.1)	(12.2)	(15.4)

Per share	.06	(1.50)	(1.20)	(1.53)

Second Quarter

         The loss before income taxes and minority interest for the second quarter 2002 was $6.2 million, an improvement of $17.4 million from the second quarter of 2001. The improvement in pre-tax results was mainly due to higher pellet sales and production volume, and lower Cliffs and Associates Limited (“CAL”) losses, partially offset by lower royalties and management fees, increased corporate expense and higher business development expenses.

         Following is a summary of the pellet sales margin:

	(In Millions)
	Second Quarter

	2002	2001	Increase

Sales (tons)	3.9	2.3	1.6

Revenue from product sales and services*	$135.9	$79.7	$56.2

Cost of goods sold and operating expenses*	135.8	97.6	38.2

Sales margin (loss)	$.1	$(17.9)	$18.0

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interest

Included in the second quarter 2002 cost of goods sold and operating expense was approximately $3 million of fixed costs related to production curtailments compared to $20 million in the same quarter last year.

First Half

         The loss before income taxes and minority interest for the first six months 2002 was $26.4 million, an improvement of $13.2 million from the comparable 2001 period. The improvement was primarily due to:

• An improved pellet sales margin, namely reflecting higher sales and production volume, is summarized as follows:

	(In Millions)
	First Six Months

	2002	2001	Increase

Sales (tons)	5.2	2.8	2.4

Revenue from product sales and services*	$183.8	$100.0	$83.8

Cost of goods sold and operating expenses*	199.1	132.1	67.0

Sales margin (loss)	$(15.3)	$(32.1)	$16.8

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interest

Included in 2002 cost of goods sold and operating expenses was approximately $17 million of fixed costs related to production curtailments versus $25 million in 2001.

•	Royalties and management fees from partners decreased $10.2 million from last year mainly due to reduced production at Empire Mine in 2002, and the Company’s increased ownership in Tilden Mine in 2002. Also, royalties and fees paid by the Company as a partner in the mines, which were previously reported in both revenues and cost of goods sold and operating expenses, have been eliminated. As a result, second quarter and first six months 2001 revenues from royalties and management fees and cost of goods sold have been restated and reduced by $3.2 million and $4.1 million, respectively. This had no impact on financial results.

•	The loss from CAL of $5.8 million, or $4.5 million net of minority interest, in the first six months of 2002 compared to a loss of $12.4 million, or $9.8 million net of minority interest, in the first half of 2001. The $5.3 million improvement for 2002 reflects cost reduction efforts including an approximate 30 percent reduction in employees and fixed cost reductions from critical suppliers.

•	Administrative, selling and general expenses were $2.8 million higher in the first six months of 2002 compared to the same period in 2001, primarily due to higher pension expense, increased medical and other post-retirement benefits and higher incentive compensation as a result of the increase in the share price of the Company’s common stock.

•	Other income was $1.3 million higher in 2002 principally due to higher sales of non-strategic assets.

•	Other expenses in 2002 were $.8 million lower than 2001. Higher business development expenditures in 2002 primarily related to the Mesabi Nugget project, were more than offset by a $2.1 million pre-tax charge for restructuring activities in 2001.

•	Interest income was unchanged from 2001. Lower interest expense in 2002 was due to lower interest rates partially offset by higher average borrowings under the revolving credit facility.

         Included in the second quarter and first six months of 2002 was a $4.4 million favorable income tax adjustment. The adjustment reflects the Company’s assessment of its tax obligations and expected outcome of certain audit issues relating to prior tax years.

IRON ORE

         Iron ore pellet production at the Company’s managed mines increased to 7.4 million tons in the second quarter of 2002 from 6.5 million tons in 2001. The Company’s share of second quarter production of 3.8 million tons was 2.0 million tons above last year. Total production in the first half of 2002 was 12.0 million tons versus 13.4 million tons in first half 2001. The Company’s share of production for the first six months was 6.3 millions tons, a 1.7 million tons increase from the first six months of

2001. Production for the full year is expected to be about 27 million tons, with the Company’s share to be about 14.6 million tons.

         The Empire Mine, which was idled in the fourth quarter 2001, resumed production in April 2002. Empire was idled for three weeks in July to complete planned maintenance and vacation scheduling. There are no production curtailments currently scheduled for the remainder of the year; however, production schedules at all mines remain subject to change.

         The significant increases in the Company’s share of production is mainly due to the Company’s increased ownership and higher production at Tilden in 2002. Partly offsetting was a decrease in pellet production from Empire. In July 2002, the Company acquired an additional 8 percent interest in the Hibbing Mine from Bethlehem Steel Corporation for the assumption of approximately $6 million of net mine liabilities. The acquisition increases the Company’s ownership of Hibbing from 15 percent to 23 percent, and its share of the mine’s annual capacity by .6 million tons.

         On January 31, 2002, the Company acquired a 45 percent ownership interest in the Tilden Mine from Algoma Steel Inc. (“Algoma”) for the assumption of Tilden liabilities of approximately $14 million. The acquisition increased the Company’s ownership in the mine to 85 percent, and annual production capacity by 3.5 million tons to 6.6 million tons. Concurrently, a sales agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma are expected to approach 3 million tons in 2002.

         On March 5, 2002, a subsidiary of LTV Corporation (“LTV”) rejected its 25 percent interest in the Empire Mine. Previously, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, and in November 2001, discontinued meeting its Empire obligations. Ispat Inland Inc. and the Company are funding fixed obligations in proportion to their respective ownership.

         In April 2002, the Company signed a long-term agreement to supply iron ore pellets to International Steel Group Inc. (“ISG”), which had purchased the principal steel making and finishing assets of LTV. Under terms of the agreement, the Company became the sole supplier of pellets purchased by ISG for a 15-year period beginning in 2002. Pellet sales to ISG in 2002 are expected to exceed 2 million tons, depending on ISG’s actual production scale-up. Sales over the remainder of the contract term will depend on ISG’s pellet requirements. The Company invested $13 million in ISG common stock, representing approximately 7 percent of ISG’s equity. The investment is being accounted for under the “cost method” and is included in “Other Investments.”

         In July 2002, the Company announced an amendment of its iron ore pellet sales agreement with Rouge Industries, Inc. (“Rouge”), which provides that the Company will be the sole supplier of iron ore pellets to Rouge. Sales to Rouge, which were less than 1 million tons in 2001, are expected to approximate 1.3 million tons in 2002. Rouge is expected to purchase in excess of 3 million tons per year beginning in 2003, and has annual minimum obligations through 2007. The Company also announced that it has loaned $10 million to Rouge on a secured basis, with final maturity in 2007.

         Pellet sales in the second quarter of 2002 were 3.9 million tons compared to 2.3 million tons in 2001. Pellet sales in the first half of 2002 were 5.2 million tons, a 2.4 million ton increase from the first six months of 2001. While there continues to be uncertainty regarding the pellet requirements of customers, sales volume for 2002 is currently forecasted to be between 14.0 million and 14.5 million tons.

         The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $19 million in 2002, with $7.6 million having occurred through June 30, 2002.

         The United States Environmental Protection Agency (“EPA”) recently has developed and issued rules to regulate air pollution emissions to maximum achievable control technology (“MACT”) standards for many different industry segments and types of facilities. The EPA is considering rules to regulate air pollution emissions from iron ore processing facilities, including facilities in Michigan and Minnesota owned and operated by the Company. The EPA has not released the proposed rules for comment and evaluation. If the EPA issues rules regulating air pollution emissions from iron ore processing facilities to MACT standards, the Company likely will incur significant costs to comply with the new rules. Accordingly, it is not possible at this time to determine the impact, if any, the proposed rules or any final rules will have on the Company.

FERROUS METALLICS

         CAL operations remained idle during the first half of 2002. The Company’s share of idle costs was $4.5 million on a pre-tax basis. Holding costs have been reduced while protecting the assets and retaining a highly skilled core workforce. In the first half of 2001, the Company’s share of CAL’s pre-operating costs was $9.8 million on a pre-tax basis.

         The market for ferrous metallics products, including HBI, has been improving as steel prices have risen. The Company is reviewing the market and working to develop an adequate volume of sales that could allow the restart of the facility.

         The primary business risk faced by the Company in ferrous metallics is the ability of the facility to sustain profitable operations. The Company has determined its CAL investment at June 30, 2002 is not impaired based on expected resumption of operations and future cash flows.

         On April 4, 2002 the Company signed an agreement to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. A $24 million pilot plant will be constructed at the Company’s Northshore Mine to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form. The Company’s contribution to the project through the pilot plant testing and development phase, will be $4.5 million. If the pilot plant is successful, construction of a commercial size facility capable of producing 300,000 tons annually could start as early as 2004.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash and cash equivalents of $143.2 million compared to $55.5 million at June 30, 2001. Since December 31, 2001, cash and cash equivalents decreased $40.6 million, primarily due to higher iron ore pellet inventories, $33.3 million, investment in steel company common stock, $13.0 million, capital expenditures, $7.6 million, and investment in a power-related joint venture, $6.0 million, partially offset by a federal tax refund, $11.6 million, and proceeds from sales of non-strategic assets, $5.3 million.

         At the end of June, there were 4.1 million tons of pellets in inventory at a cost of $118 million, an increase of 1.1 million tons, from December 31, 2001, reflecting normal seasonal patterns. Pellet inventory at June 30, 2001 was 5.3 million tons, or $151 million.

         Long-term debt of the Company consists of $70 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. The Company has $100 million outstanding of its revolving credit agreement which expires on May 31, 2003. The loan interest rate on the revolving credit agreement is based on the LIBOR rate plus a premium and is fixed through the middle of September 2002 at an average rate of 2.3 percent. The note and revolving credit agreements require the Company to meet certain covenants related to net worth, leverage and other provisions. The Company is in compliance with the debt covenants, exceeding the requirements by more than $13 million at June 30, 2002 ($8 million at March 31, 2002) for the most restrictive covenant (net worth) in the revolving credit facility. Anticipated cash flows and current financial resources are expected to meet the Company’s needs during 2002. Financing alternatives remain under review to determine their ability to provide adequate funding at the lowest possible cost.

         The carrying amount and fair value of the Company’s long-term debt and revolving credit facility at June 30, 2002 are as follows:

	(In Millions)

	Carrying	Fair
	Amount	Value

Long-term debt	$70.0	$67.8

Revolving credit facility	100.0	99.4

The fair value of the long-term debt and revolving credit facility was determined based on a discounted cash flow analysis and estimated current borrowing rates.

         Following is a summary of common shares outstanding:

	2002	2001	2000

March 31	10,180,849	10,143,272	10,714,796

June 30	10,184,846	10,148,939	10,502,367

September 30		10,143,509	10,292,356

December 31		10,141,953	10,119,402

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

FORWARD-LOOKING STATEMENTS

Cautionary Statements

         Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available financial, economic and competitive data, along with the Company’s operating plans, and are subject to certain future events and uncertainties. We caution readers that in addition to factors described elsewhere in this report, the following factors, among others, could cause the Company’s actual results in 2002 and thereafter to differ significantly from those expressed.

Steel Company Customers/Partners: More than 95 percent of the Company’s revenue is derived from the North American integrated steel industry, consisting of fourteen current or potential customers or partners. Of the fourteen companies (not all of whom are current customers or partners of the Company), four companies are in reorganization, and certain others have experienced financial difficulties. Loss of major sales contracts or the failure of customers or partners to perform under existing arrangements due to financial difficulties could adversely affect the Company. Rejection of major contracts and/or partner agreements by customers and/or partners under provisions related to bankruptcy/reorganization represents a major uncertainty.

Demand for Iron Ore Pellets: Demand for iron ore is a function of the operating rates for the blast furnaces of North American steel companies. Demand for iron ore can be displaced by lower iron production in North America due to imports of finished steel, semi-finished steel, replacement by electric furnace production, or insufficient resources to reline or adequately maintain blast furnaces. Most of the Company’s sales contracts are requirements-based or provide for flexibility of volume above a minimum level.

Mine Operating Risks: The Company’s iron ore operations are volume sensitive with a portion of its costs fixed irrespective of current operating levels. Iron ore operations can be affected by unanticipated geological conditions, ore processing changes, availability and cost of key components of production (e.g., labor, electric power and fuel), and weather conditions (e.g., extreme winter weather and availability of process water due to draught).

Mine Closure Risks: Although ore reserves are long-lived, premature closure or reduced operating levels of an iron ore mine could accelerate significant employment legacy costs and environmental closure obligations, and result in asset impairment charges.

Trinidad Operations: The Company is developing a ferrous metallics business, with the Trinidad operation being the first step. The major uncertainties confronting the Trinidad operation are demand for and pricing volatility of the product, process difficulties, the failure of technology to perform as anticipated and potential asset impairment charges and closure obligations for the facility.

Litigation; Taxes; Environmental Exposures: The Company’s operations are subject to various governmental, tax, environmental and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. While the Company carries liability insurance which it believes to be appropriate to its businesses, and has provided accounting reserves for such matters which it believes to be adequate, in accordance with SFAS No. 5, an unanticipated liability or increase in a currently identified liability arising out of litigation, tax, or environmental proceeding could have a material adverse effect on the Company.

Financing Considerations: The Company’s ability to obtain adequate financing at a competitive interest rate is dependent upon the Company’s financial performance. The Company’s bank facility expires in less than one year, with replacement on comparable terms uncertain. Furthermore, the Company has limited flexibility in maintaining compliance with the financial covenants of its bank debt.

         The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         The United States Environmental Protection Agency (“EPA”) has conducted an investigation of structures, soil and groundwater at the former Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of the Company during the years 1973 to 1983, which predecessor was acquired by the Company in 1986. Based upon the results of this investigation, in the second quarter of 2002, the EPA determined that a removal action should be conducted on the property with respect to the contents of certain above ground storage tanks and various sections of alleged asbestos-containing materials on pipes and other parts of structures located on the property. Currently, the Company anticipates that it will negotiate with the EPA regarding the terms of a Consent Order limited to the removal of these areas of contaminants. The associated cost of removal is not expected to exceed $2.0 million, which amount has been reserved by the Company.

Item 2. Changes in Securities and Use of Proceeds

         On May 15, 2002, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 96 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $2,664.00 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one managerial employee under the VNQDC Plan.

Item 4. Submission of Matters to Vote of Security Holders

         The Company’s Annual Meeting of Shareholders was held on May 14, 2002. At the meeting the Company’s shareholders acted upon the election of Directors, and a proposal to ratify the appointment of the Company’s independent auditors. In the election of Directors, all 9 nominees named in the Company’s Proxy Statement, dated March 25, 2002, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

NOMINEES	FOR	WITHHELD

John S. Brinzo	9,332,572	33,209

Ronald C. Cambre	9,337,136	28,645

Ranko Cucuz	9,333,852	31,929

David H. Gunning	9,330,398	35,383

James D. Ireland III	9,335,705	30,076

Francis R. McAllister	9,337,399	28,382

John C. Morley	9,329,005	36,776

Stephen B. Oresman	9,334,419	31,362

Alan Schwartz	9,336,247	29,534

         Votes cast in person and by proxy at such meeting for and against the adoption of the proposal ratifying the appointment of the firm of Ernst & Young LLP, independent auditors, to examine the books of account and other records of the Company and its consolidated subsidiaries for the year 2002 were as follows: 9,300,895 Common Shares were cast for the adoption of the proposal; 57,918 Common Shares were cast against the adoption of the proposal, an 6,968 Common Shares abstained from voting on the adoption of the proposal.

         There were no broker non-votes with respect to the election of directors; or the ratification of the independent auditors.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 20.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated April 4, April 12, April 15, May 14 and June 14, 2002, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed a Current Report on Form 8-K dated July 24, 2002, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date July 25, 2002	By /s/ C. B. Bezik

C. B. Bezik Senior Vice President-Finance and
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

10(a)	* Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc.	Filed Herewith

10(b)	Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective January 1, 2002 (Summary Description)	Filed Herewith

99(a)	Cleveland-Cliffs Inc News Release published on July 24, 2002, with respect to 2002 second quarter results	Filed Herewith

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.