Form 10-Q
period 2002-09-30
CLEVELAND CLIFFS INC
filed 2002-10-24
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Yes      X         No

     As of October 18, 2002, there were 10,185,083 Common Shares (par value $1.00 per share) outstanding.

PART I — ITEM 1 — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

REVENUES
Product sales and services
Iron ore	$170.8	$103.5	$354.6	$203.5
HBI		4.9		8.6

Total	170.8	108.4	354.6	212.1
Freight and minority interest	26.3	5.6	50.1	9.6

Total Product Sales and Services	197.1	114.0	404.7	221.7
Royalties and management fees	3.4	7.7	8.0	22.5

Total Operating Revenues	200.5	121.7	412.7	244.2
Interest income	1.4	.8	3.4	2.8
Other income	5.8	3.8	11.7	8.4

Total Revenues	207.7	126.3	427.8	255.4

COSTS AND EXPENSES
Cost of goods sold and operating expenses
Iron ore	191.1	112.0	414.0	248.1
HBI		10.7		21.0

Total	191.1	122.7	414.0	269.1
Impairment of investment in Cliffs and Associates Limited	121.5		121.5
Idle expense and pre-operating loss of Cliffs and Associates Limited	3.4		9.4	5.8
Administrative, selling and general expenses	5.2	3.9	16.0	11.9
Interest expense	2.0	2.8	5.6	7.4
Other expenses	1.3	.9	4.5	4.8

Total Costs and Expenses	324.5	130.3	571.0	299.0

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(116.8)	(4.0)	(143.2)	(43.6)
INCOME TAXES (CREDIT)	1.9	(1.1)	(11.0)	(13.4)

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(118.7)	(2.9)	(132.2)	(30.2)
MINORITY INTEREST	26.5	1.2	27.8	3.8

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(92.2)	(1.7)	(104.4)	(26.4)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE — NET OF $5.0 TAX				9.3

NET LOSS	$(92.2)	$(1.7)	$(104.4)	$(17.1)

NET LOSS PER COMMON SHARE
Basic and Diluted
Before cumulative effect of accounting change	$(9.12)	$(.16)	$(10.32)	$(2.61)
Cumulative effect of accounting change — net of tax				.92

Net loss	$(9.12)	$(.16)	$(10.32)	$(1.69)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	10,121	10,139	10,116	10,120
Diluted	10,121	10,139	10,116	10,120

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	September 30	December 31
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185.5	$183.8
Trade accounts receivable — net	22.0	19.9
Receivables from associated companies	9.4	12.1
Inventories
Product	99.1	84.8
Supplies and other	55.8	29.0
Deferred and refundable income taxes	4.4	20.9
Other	12.8	12.2

TOTAL CURRENT ASSETS	389.0	362.7

PROPERTIES	382.8	358.0
Allowances for depreciation and depletion	(104.6)	(97.7)

TOTAL PROPERTIES	278.2	260.3

INVESTMENTS IN ASSOCIATED IRON ORE VENTURES	14.1	131.7

OTHER ASSETS
Prepaid pensions	42.4	46.1
Other investments	37.4	3.3
Miscellaneous	31.8	20.9

TOTAL OTHER ASSETS	111.6	70.3

TOTAL ASSETS	$792.9	$825.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit facility	$100.0	$100.0
Accounts payable and accrued expenses	126.5	64.7
Payables to associated companies	10.8	16.0
Environmental and closure obligations	8.7	9.1

TOTAL CURRENT LIABILITIES	246.0	189.8
LONG-TERM DEBT	70.0	70.0
POSTEMPLOYMENT BENEFIT LIABILITIES	99.0	69.2
ENVIRONMENTAL AND CLOSURE OBLIGATIONS	57.5	59.2
OTHER LIABILITIES	22.5	36.7

	495.0	424.9

MINORITY INTEREST
Cliffs and Associates Limited		25.9
Tilden Mining Company L.C	25.7

SHAREHOLDERS’ EQUITY
Preferred Stock
Class A - 500,000 shares authorized and unissued
Class B - 4,000,000 shares authorized and unissued
Common Shares — par value $1 a share
Authorized - 28,000,000 shares;
Issued - 16,827,941 shares	16.8	16.8
Capital in excess of par value of shares	71.8	66.2
Retained income	372.3	476.7
Accumulated other comprehensive loss, net of tax	(1.9)	(1.0)
Cost of 6,642,858 Common Shares in treasury (2001 - 6,685,988 shares)	(182.2)	(183.3)
Unearned compensation	(4.6)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY	272.2	374.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$792.9	$825.0

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Nine Months Ended
	September 30

	2002	2001

OPERATING ACTIVITIES
Net loss	$(104.4)	$(17.1)
Impairment of investment in Cliffs and Associates Limited	121.5
Depreciation and amortization:
Consolidated	19.1	11.5
Share of associated iron ore ventures	6.2	8.2
Gain on sale of assets	(5.1)	(5.1)
Deferred income taxes	(1.7)	(6.2)
Minority interest in Cliffs and Associates Limited	(27.8)	(3.8)
Cumulative effect of accounting change — net of $5.0 tax		(9.3)
Other	.1	2.6

Total before changes in operating assets and liabilities	7.9	(19.2)
Changes in operating assets and liabilities	28.5	(12.8)

Net cash from (used by) operating activities	36.4	(32.0)

INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated
Cliffs and Associates Limited		(6.0)
All other	(7.1)	(2.6)
Share of associated iron ore ventures	(1.7)	(2.1)
Investment in steel companies equity and debt	(27.4)
Investment in power-related joint venture	(6.0)
Proceeds from sale of assets	6.7	10.5
Other		(.4)

Net cash used by investing activities	(35.5)	(.6)

FINANCING ACTIVITIES
Borrowings under revolving credit facility		100.0
Contributions by minority shareholders	.8	7.0
Dividends		(3.1)

Net cash from financing activities	.8	103.9

INCREASE IN CASH AND CASH EQUIVALENTS	1.7	71.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	183.8	29.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185.5	$101.2

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of inventories, valuation of long-lived assets, post-employment benefits, income taxes, litigation and environmental liabilities. Management bases its estimates on historical experience, current business conditions and expectations and on various other assumptions it believes are reasonable under the circumstances. Actual results could differ from those estimates.

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including the Tilden Mining Company L.C. (“Tilden”) since January 31, 2002 when the Company increased its ownership from 40 percent to 85 percent. On August 29, 2002, the Company acquired 100 percent ownership in Wabush Iron Co. Ltd. (“Wabush Iron”), which owns 26.83 percent of the Wabush Mines Joint Venture, when Acme Steel Company rejected its interest in Wabush Iron. As a result, Wabush Iron became a consolidated subsidiary in the third quarter; previously, the Company accounted for its Wabush Iron interest in the Investment in Associated Iron Ore Ventures. Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B — ACCOUNTING POLICIES

Asset Impairment

     The Company monitors conditions that may affect the carrying value of its long-lived and intangible assets when events and circumstances indicate that the carrying value of the asset may be impaired. The Company determines impairment on the asset’s ability to generate cash flows greater than the carrying value of the asset, using an undiscounted probability-weighted analysis. If projected undiscounted cash flows are less than the carrying value of the asset, the assets are adjusted to their fair value (Note J).

Income Taxes

     Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance (Note G) is provided on deferred tax assets if it cannot be determined that it is more likely than not that the asset will be realized.

Iron Ore Reserves

     The Company periodically reviews the iron ore reserves at each of its managed mining ventures based on long-term expectations of revenues and costs, which are subject to change. Iron ore reserves include only proven and probable quantities of ore which can be economically mined and processed utilizing existing technology. Depreciable asset lives and mine closure accruals are based on remaining economic iron ore reserves.

NOTE C — ACCOUNTING AND DISCLOSURE CHANGES

     Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost from a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans to a method that recognizes the changes immediately. The cumulative effect of this accounting change related to prior years was a one-time non-cash credit of $9.3 million ($14.3 million pre-tax) recognized as of January 1, 2001. The pro forma effect of this change on 2001 results for the third quarter and first nine months would have been less than $.1 million of income.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 did not have a significant impact on the Company’s financial results.

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The statement is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The Company may decide in the fourth quarter to adopt the standard early (in 2002) as opposed to waiting until January 1, 2003. Based on preliminary analysis, the Company does not expect the cumulative effect charge, upon adoption of this standard, to exceed $20 million; however, the Company continues to refine its estimate and the effect of this standard on its consolidated financial statements. The Company has been accruing closure costs on a prospective basis since 1999.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. This statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If the carrying value of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company’s adoption of this statement in the first quarter of 2002 did not have a significant impact on its asset impairment policy.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between this statement and EITF 94-3 relates to its requirement to recognize cost when the liability is incurred and not just as a result of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company plans to implement this standard effective January 1, 2003, when required.

NOTE D — REVENUE RECOGNITION

     Revenue is recognized on sales of products when title has transferred, and on services when performed. Revenue for the first nine months of the year from product sales and services includes reimbursement for freight charges ($23.8 million – 2002; $9.6 million – 2001) paid on behalf of customers, and cost reimbursement of $26.3 million from January 31, 2002 from a minority interest partner for its contractual share of mine costs.

     Royalty and management fee revenue is recognized on production. Royalties and fees paid by the Company as a partner in the mines, which were previously reported in both revenues and cost of goods sold and operating expenses, have been eliminated. As a result, third quarter and first nine months 2001 revenues and cost of goods sold have been restated and reduced by $4.5 million and $8.6 million, respectively. There was no impact on financial results.

NOTE E — ENVIRONMENTAL AND CLOSURE OBLIGATIONS

     At September 30, 2002, the Company, including its share of associated iron ore ventures, had an environmental and closure liability of $66.7 million, of which $8.8 million was classified as current. Activity in the first nine months of 2002 included cost accruals of $.7 million and expenditures of $5.5 million, of which $4.1 million represents expenditures for mine closure responsibilities assumed in the October 2001 LTV Steel Mining Company (“LTVSMC”) transaction.

     Mine closure obligations represent $47.7 million of the total obligation, including $43.1 million for LTVSMC, which closed early in 2001, and $4.6 million of accrued obligations at the Company’s five operating mines.

     Environmental liabilities of $19.0 million represent the balance of the total obligation. The Company’s obligations for known environmental exposures at active and closed mining operations, and other sites have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.

     The environmental liability includes the Company’s obligations related to:

•	Seven sites which are independent of the Company’s iron mining operations. These include three State and Clean Water Act sites where the Company is named as a potentially responsible party, the Kipling and Deer Lake sites in Michigan, and the Rio Tinto mine site in Nevada where significant site clean-up activities have taken place. Additionally, in September 2002, the Company received a draft of a proposed Administrative Consent Order from the United States Environmental Protection Agency for cleanup and reimbursement of costs associated with the Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of the Company during the years 1973 to 1983, which predecessor was acquired by the Company in 1986. The associated cost of removal and expense reimbursement is not expected to exceed $4 million; exposure for Milwaukee Solvay was previously accrued. The extent of any liability related to other potentially responsible parties has not been determined.

•	Non-operating locations in Michigan, including ten former iron ore related sites and twelve leased land sites.

•	Miscellaneous remediation obligations at the Company’s operating units.

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

				(In Millions)

	Iron	Ferrous		Segments			Consolidated
	Ore	Metallics		Total	Other		Total

Third Quarter 2002
Sales and services to external customers	$197.1	$		$197.1	$		$197.1

Royalties and management fees	3.4			3.4			3.4

Total operating revenues	200.5			200.5			200.5

Income (loss) before income taxes and minority interest	10.0		(125.2)	(115.2)		(1.6)	(116.8)

Investments in associated iron ore ventures	14.1			14.1			14.1

Other identifiable assets	756.0		12.6	768.6		10.2	778.8

Total assets	770.1		12.6	782.7		10.2	792.9

Third Quarter 2001
Sales and services to external customers	$109.1		$4.9	$114.0	$		$114.0

Royalties and management fees	7.7			7.7			7.7

Total operating revenues	116.8		4.9	121.7			121.7

Income (loss) before income taxes and minority interest	7.1		(5.9)	1.2		(5.2)	(4.0)

Investments in associated iron ore ventures	134.9			134.9			134.9

Other identifiable assets	491.9		136.5	628.4		32.0	660.4

Total assets	626.8		136.5	763.3		32.0	795.3

First Nine Months 2002
Sales and services to external customers	$404.7	$		$404.7	$		$404.7

Royalties and management fees	8.0			8.0			8.0

Total operating revenues	412.7			412.7			412.7

Income (loss) before income taxes and minority interest	2.7		(132.8)	(130.1)		(13.1)	(143.2)

First Nine Months 2001
Sales and services to external customers	$213.1		$8.6	$221.7	$		$221.7

Royalties and management fees	22.5			22.5			22.5

Total operating revenues	$235.6		$8.6	$244.2	$		$244.2

Loss before income taxes and minority interest	(8.8)		(18.6)	(27.4)		(16.2)	(43.6)

NOTE G — INCOME TAXES

     In March 2002, the “Job Creation and Worker Assistance Act of 2002” (“Act”) was enacted by Congress. Provisions of the Act provide for the carryback of net operating losses for tax years 2002 and 2001 for up to five years. Previously, the limitation was two years. As a result, the Company was able to utilize its tax loss generated in 2001 and reduce loss carryforwards by approximately $45 million and related deferred tax assets by about $15 million from December 31, 2001. Partially offsetting was an increase in alternative minimum tax credit carryforwards by approximately $8 million since December 31, 2001. The Company received a cash refund in the second quarter of 2002 of $11.6 million, an increase of $7.7 million compared to the year-end receivable. There was no impact on earnings as a result of this change. In the second quarter 2002, a favorable tax adjustment of $4.4 million was recorded reflecting the Company’s assessment of its tax obligations and expected outcome of certain audit issues for prior tax years.

     The Company uses the liability method whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. The Company is required to record a valuation allowance against deferred tax assets when the Company cannot provide objective evidence that “more likely than not” the deferred tax assets will be utilized before they expire. In the third quarter, the Company’s recording of an impairment of its investment in Cliffs and Associates Limited (“CAL”) caused the Company’s net deferred asset position to increase to a level that required it to record a deferred tax valuation allowance of $33.5 million. Net deferred tax assets of $23.9 million including loss carryforwards ($14.4 million — relating to capital losses), remain at September 30, 2002 based on the Company’s assessment of available strategies to realize the tax assets. The capital loss carryforwards begin to expire in 2005, with expiration of the ordinary loss carryforwards commencing in 2019. The Company intends to maintain a valuation allowance for its net deferred tax assets and net loss carryforwards until sufficient positive evidence exists to support the reversal of the reserve. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

NOTE H — LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at December 31, 2002 are expected to be:

	(In Millions)

Years Ended	Capital	Operating
December 31	Leases	Leases

2003	$2.8	$18.7

2004	2.2	14.0

2005	1.2	9.9

2006	1.1	7.0

2007	1.8	3.9

2008 and thereafter	.6	7.3

Total minimum lease payments	9.7	$60.8

Amounts representing interest	(1.9)

Present value of net minimum lease payments	$7.8

     The $70.5 million of total minimum lease payments is comprised of the Company’s direct obligation of $12.5 million and the Company’s share of ventures’ obligations of $58.0 million, which are largely non-recourse to the Company.

NOTE I — INVESTMENTS IN ASSOCIATED IRON ORE VENTURES

     The Company’s investments in mining ventures at September 30 consist of its 35 percent ownership (46.7 percent participating) in Empire Iron Mining Partnership and 23 percent in Hibbing Taconite Company. The remaining interests in the ventures are owned by U.S. and Canadian integrated steel companies.

		September 30, 2002

Financial position (in Millions)	Empire	Hibbing	Other	Total

Property, plant and equipment	$47.7	$2.8	$2.0	$52.5

Other long-term assets	3.8	3.3		7.1

Long-term liabilities	42.2	3.3		45.5

Company’s investment	$9.3	$2.8	$2.0	$14.1

NOTE J — IMPAIRMENT OF INVESTMENT IN CAL

     In September 2002, the Company concluded its investment in CAL’s HBI plant in Trinidad of $121.5 million, or $95.7 million net of the minority interest, was impaired after determining that projected future cash flows no longer exceeded the Company’s investment. No decision has been made with respect to the future of the HBI plant which will remain idle until a decision is made. CAL is owned by the Company, 82 percent, and Lurgi Metallurgie GmbH, 18 percent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS — 2002 AND 2001

     The net loss was $92.2 million, or $9.12 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the third quarter, and $104.4 million, or $10.32 per share for the first nine months of 2002. Excluding a special item due to the impairment of the Company’s investment in Cliffs and Associates Limited (“CAL”), income for the third quarter was $3.5 million, and there was a loss of $8.7 million for the first nine months. In the third quarter and first nine months of 2001, the Company had losses of $1.7 million, or $.16 per share, and $26.4 million, or $2.61 per share, respectively, before a $9.3 million after-tax credit relating to the cumulative effect of an accounting change recorded in the first quarter of 2001. Following is a summary of results:

	(In Millions, Except Per Share)

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Income (loss) before special item and cumulative effect of accounting change:

Amount	$3.5	$(1.7)	$(8.7)	$(26.4)

Per share	.34	(.16)	(.86)	(2.61)

Special item:

Amount	(95.7)		(95.7)

Per share	(9.46)		(9.46)

Cumulative effect of

Accounting change:

Amount				9.3

Per share				.92

Net loss:

Amount	$(92.2)	$(1.7)	$(104.4)	$(17.1)

Per share	$(9.12)	$(.16)	$(10.32)	$(1.69)

Third Quarter

     Income before income taxes, excluding the special item and minority interest, for the third quarter of 2002 was $4.7 million, an improvement of $8.7 million from the third quarter of 2001. The improvement in pre-tax results was mainly due to higher pellet sales and production volume, lower CAL losses and recovery on two insurance claims, partially offset by lower royalty and management fee income, increased corporate expense and higher business development expenses.

     Following is a summary of the pellet sales margin:

		(In Millions)
	Third Quarter

	2002	2001	Increase

Sales (tons)	5.0	2.9	2.1

Revenue from product sales and services*	$170.8	$103.5	$67.3

Cost of goods sold and operating expenses*	164.8	106.4	58.4

Sales margin (loss)	$6.0	$(2.9)	$8.9

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interest

Included in the third quarter of 2002 cost of goods sold and operating expense was approximately $4 million of fixed costs related to production curtailments compared to $10 million in the same quarter last year.

Nine Months

     The loss before income taxes, excluding the special item and minority interest, for the first nine months of 2002 was $21.7 million, an improvement of $21.9 million from the comparable 2001 period. The improvement was primarily due to:

•	An improved pellet sales margin, mainly reflecting higher sales and production volume, summarized as follows:

		(In Millions)
	First Nine Months

	2002	2001	Increase

Sales (tons)	10.2	5.7	4.5

Revenue from product sales and services*	$354.6	$203.5	$151.1

Cost of goods sold and operating expenses*	363.9	259.5	104.4

Sales margin (loss)	$(9.3)	$(56.0)	$46.7

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interest

Included in 2002 cost of goods sold and operating expenses was approximately $21 million of fixed costs related to production curtailments versus $35 million in 2001.

•	Royalties and management fees from partners decreased $14.5 million from last year mainly due to reduced production at Empire Mine in 2002, and the Company’s increased ownership in Tilden Mine in 2002. Also, royalties and fees paid by the Company as a partner in the mines, which were previously reported in both revenues and cost of goods sold and operating expenses, have been eliminated. As a result, third quarter and first nine months 2001 revenues from royalties and management fees and cost of goods sold have been restated and reduced by $4.5 million and $8.6 million, respectively. This had no impact on financial results.

•	The loss from CAL was $9.4 million, or $7.4 million, net of minority interest, in the first nine months of 2002 compared to a loss of $18.4 million, or $14.6 million, net of minority interest, in the first nine months of 2001. The $9.0 million improvement for 2002 reflects idling the facility in late 2001 and cost reduction efforts including an approximate 30 percent reduction in employees and fixed cost concessions from critical suppliers.

•	Administrative, selling and general expenses were $4.1 million higher in the first nine months of 2002 compared to the same period in 2001, primarily due to higher pension and medical expense, and the impact of the Company’s stock price on certain incentive compensation plans.

•	Other income in 2002 of $11.7 million was $3.3 million greater than 2001 due primarily to recoveries on two insurance claims, $3.5 million.

•	Other expenses in 2002 were $.3 million lower than 2001. Higher business development expenditures in 2002 primarily related to the Mesabi Nugget project, were more than offset by a $2.5 million pre-tax charge for restructuring activities in 2001.

•	Lower interest expense in 2002 was due to lower interest rates partially offset by higher average borrowings under the revolving credit facility. The increase in interest income reflected higher cash balances.

     In the third quarter, the Company recorded a $95.7 million impairment charge, net of minority interest, relating to its investment in CAL. However, the deferred tax benefit resulting from this transaction was offset by a $33.5 million deferred tax valuation allowance when it could not be objectively determined that the resultant increase in the Company’s net deferred tax assets could be utilized.

     Included in the second quarter and first nine months of 2002 was a $4.4 million favorable income tax adjustment. The adjustment reflects the Company’s assessment of its tax obligations and expected outcome of certain audit issues relating to prior tax years.

IRON ORE

     Iron ore pellet production at the Company’s managed mines increased to 7.5 million tons in the third quarter of 2002 from 6.4 million tons in 2001. The Company’s share of third quarter production of 4.2 million tons was 2.0 million tons above last year. Total production in the first nine months of 2002 was 19.5 million tons versus 19.8 million tons in first nine months of 2001. The Company’s share of production for the first nine months was 10.5 million tons, a 3.7 million ton increase from the first nine months of 2001. Production for the full year is expected to exceed 27 million tons, with the Company’s share to be about 14.7 million tons.

     The Empire Mine, which was idled in the fourth quarter 2001, resumed production in April 2002. Empire was temporarily idled in July to complete planned maintenance and vacation scheduling. There are no production curtailments currently scheduled for the remainder of the year at any of the Company’s managed mines; however, production schedules at all mines are subject to change.

     The significant increases in the Company’s share of production are mainly due to the Company’s increased ownership and higher production at the Tilden Mine in 2002. Partly offsetting was a decrease in pellet production from Empire. In July 2002, the Company acquired an additional 8 percent interest in the Hibbing Mine from Bethlehem Steel Corporation for the assumption of net mine liabilities, which are netted in “Investment in associated iron ore ventures.” The acquisition increases the Company’s ownership of Hibbing from 15 percent to 23 percent, and its share of the mine’s annual capacity by .6 million tons.

     On January 31, 2002, the Company acquired a 45 percent ownership interest in the Tilden Mine from Algoma Steel Inc. (“Algoma”) for the assumption of Tilden liabilities of approximately $14 million. The acquisition increased the Company’s ownership in the mine to 85 percent, and annual production capacity by 3.5 million tons to 6.6 million tons. Concurrently, a sales agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma are expected to be about 3 million tons in 2002.

     On March 5, 2002, a subsidiary of LTV Corporation (“LTV”) rejected its 25 percent interest in the Empire Mine. Previously, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, and in November 2001, discontinued meeting its Empire obligations. Ispat Inland Inc. (“Ispat”) and the Company are funding total fixed obligations in proportion to their 40 percent and 35 percent respective ownerships. The Company and Ispat are currently discussing the future of the mine. The Empire Mine has been operating since earlier this year under an interim agreement between the Company and Ispat which terminates at the end of 2002. The mine is expected to produce nearly 3.7 million tons of pellets this year.

     The Company periodically conducts formal evaluations of its iron ore reserves at all mining locations, which includes the effect of changes in the cost of producing pellets from the respective ore reserves. In the case of Empire, the impact of any change in cost is particularly significant. Various mine planning studies are underway to determine the economic mine life at Empire. The studies have not yet been completed, but could result in a shortened mine life at Empire, which combined with rising costs, may require an impairment charge for all or some portion of the Company’s investment in Empire. If the Company were to take an impairment charge for its entire investment in the mine, the potential impact would be in the $40 million to $50 million range. These charges assume the continued operation of the mine; there would be substantial additional costs associated with closure of the mine. The Company does not currently expect closure to occur in the near term.

     In April 2002, the Company signed a long-term agreement to supply iron ore pellets to International Steel Group Inc. (“ISG”), which had purchased the principal steel making and finishing assets of LTV. The Company became the sole supplier of pellets purchased by ISG for a 15-year period beginning in 2002. Pellet sales to ISG in 2002 are expected to exceed 2 million tons. Sales over the remainder of the contract term will depend on ISG’s pellet requirements, which are currently expected to exceed 6 million tons in 2003. The Company invested $13.0 million in the second quarter and $4.4 million in the third quarter in ISG common stock, representing approximately 7 percent of ISG’s equity. The investment is being accounted for under the “cost method” and is included in “Other investments.”

     In July 2002, the Company amended its iron ore pellet sales agreement with Rouge Industries, Inc. (“Rouge”), which amendment provides that the Company will be the sole supplier of iron ore pellets to Rouge. Sales to Rouge, which were less than 1 million tons in 2001, are expected to approximate 1.4 million tons in 2002. Rouge is expected to purchase in excess of 3 million tons per year beginning in 2003, and has annual minimum obligations through 2007. The Company has also loaned $10 million to Rouge in the third quarter, on a secured basis, with final maturity in 2007.

     Pellet sales in the third quarter of 2002 were 5.0 million tons compared to 2.9 million tons in 2001. Pellet sales in the first nine months of 2002 were 10.2 million tons, a 4.5 million ton increase from the first nine months of 2001. While there continues to be uncertainty regarding the pellet requirements of customers, sales volume for 2002 is currently forecasted to be about 15 million tons.

     The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $16 million in 2002, with $8.8 million having occurred through September 30, 2002.

     The taconite iron ore industry has been identified by the U.S. Environmental Protection Agency (“EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (HAPs). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. The EPA is scheduled to publish a Proposal Rule in November 2002, a Final Rule in November 2003, and require compliance by 2006. The projected costs to the Company, including capital expenditures, to meet the proposed MACT standards, as currently drafted, could be in excess of $20 million.

FERROUS METALLICS

     The Company has an 82 percent ownership interest in CAL a hot-briquetted iron (“HBI”) operation located in Trinidad. CAL’s operations which were idled in late 2001, remained idle during the first nine months of 2002. The Company’s share of idle costs on a pre-tax basis was $2.7 million in the third quarter and $7.4 million in the first nine months of 2002, compared to losses of $4.7 million and $14.6 million in the third quarter and first nine months of 2001 respectively.

     Due to the current uncertainties concerning the HBI market, operating costs and volume, and startup timing, the Company has determined, in accordance with SFAS No. 144, that its investment in CAL is impaired. The Company concluded, based on an undiscounted probability-weighted analysis, that future cash flows are not expected to exceed the carrying value of the assets and as required by current accounting standards must be written down to fair value. As a result, in the third quarter 2002, the Company recorded an impairment charge of $95.7 million net of minority interest, equal to its investment in the long-lived assets of CAL.

     No decision has been made to permanently discontinue operations at CAL. The Company continues to evaluate operating plans that would enable CAL to resume operations. Permanent closure of the facility could result in additional contractual obligations not presently expected to exceed $30 million and current asset writedowns of up to $10 million.

     On April 4, 2002, the Company signed an agreement to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. A $24 million pilot plant is being constructed at the Company’s Northshore Mine to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form. The Company’s contribution to the project through the pilot plant testing and development phase, will be $4.5 million, primarily contributions of in-kind facilities and services. If the pilot plant is successful, construction of a commercial size facility capable of producing 300,000 tons annually could start as early as 2004.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had cash and cash equivalents of $185.5 million compared to $183.8 million at December 31, 2001. The increase of $1.7 million was primarily due to higher payables and accrued expenses, $31.2 million, a federal tax refund, $11.6 million, cash flow from operations before changes in operating assets and liabilities, $7.9 million, and proceeds from sales of non-strategic assets, $6.7 million, partially offset by investments in steel companies equity and debt, $27.4 million, higher iron ore pellet inventories, $14.3 million, capital expenditures, $8.8 million, and investment in a power-related joint venture, $6.0 million.

     At the end of September, there were 3.5 million tons of pellets in inventory at a cost of $99.0 million, an increase of .5 million tons, from December 31, 2001, reflecting an increasing trend to consignment inventory at steel customer plants. Pellet inventory at September 30, 2001 was 4.5 million tons, or $126 million.

     Long-term debt of the Company consists of $70 million of senior unsecured notes, which bear a fixed interest rate of 7.0 percent and are scheduled to be repaid on December 15, 2005. The fair value of the long-term debt at September 30, 2002, was estimated at $69.8 million based on a discounted cash flow analysis. The note agreement requires the Company to meet certain covenants related to net worth, leverage and other provisions. The Company was in compliance with the debt covenants at September 30, 2002. However, as announced on October 7, 2002, the Company expects a significant fourth quarter 2002 non-cash charge to equity relating to the minimum pension liability. Once the minimum liability is recorded, the Company will need to negotiate a waiver of one of the financial covenants, if that covenant has not been amended before year-end. The Company expects to be able to achieve a satisfactory resolution of the anticipated violation with the noteholders prior to that time. If the Company cannot reach agreement with its existing senior noteholders with respect to a covenant amendment or waiver or secure alternative sources of liquidity, including asset sales or other financing, to retire the senior notes, the Company could be forced to seek protection under bankruptcy laws.

     At September 30, 2002, the Company had $100 million outstanding on its revolving credit facility. Subsequently, the Company repaid the loan and terminated the agreement.

     Anticipated cash flows and current financial resources are expected to meet the Company’s anticipated seasonal needs.

     Following is a summary of common shares outstanding:

	2002	2001	2000

March 31	10,180,849	10,143,272	10,714,796

June 30	10,184,846	10,148,939	10,502,367

September 30	10,185,083	10,143,509	10,292,356

December 31		10,141,953	10,119,402

INSURANCE RECOVERIES

     In August 2002, the Company recognized a $1.8 million pre-tax insurance recovery on its 1999 business interruption claim relating to the loss of more than one million tons of pellet sales to Rouge as a result of an explosion at the power plant that supplied Rouge. The receipt finalizes this claim, resulting in a total recovery of $17.5 million, of which $15.3 million occurred in 2000 and $.4 million in 2001. Additionally, in September 2002, the Company entered into a Settlement and Release Agreement with an insurance provider covering certain environmental sites. As a result of the settlement, the Company recorded a $1.7 million pre-tax credit to income.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. The Company has been reviewing its return on assets and discount rate assumptions for the defined benefit plans in light of current conditions in the financial markets. Due to the sharp decline in the value of the equity holdings of its various pension trusts, lower interest rates utilized in discounting liabilities, and the Company’s increased ownership in mines, the Company expects that it will be required, in accordance with SFAS 87, “Employer’s Accounting for Pensions”, to record an additional minimum pension liability. Based on current values and assumptions, the

Company expects to record a required additional minimum pension liability of $125 million to $150 million, an intangible asset of about $25 million, and a charge to equity of $100 million to $125 million. Actual return on plan assets for 2002 and changes in the calculated liability due to assumed discount rate could materially impact these amounts. This charge does not affect pension funding requirements in the near-term.

     Following is a summary of pension funding and expense for years 2001, expected 2002 and estimated 2003 for the Company and its share of plans of its ventures:

	Pension
	(In Millions)

	Funding	Expense

2001	$.4	$4.4

2002	1.1	7.4

2003	3.0	20.1

     The Company and its ventures also provide retirement health care to most full-time employees who meet certain length of service and age requirements. Similar to pension, retiree health care is expected to increase significantly due primarily to the lower interest rate used in the determination of the liability and rising health care trend rates. Following is a summary of retiree health care costs for 2001, expected 2002 and estimated 2003 for the Company and its share of its ventures:

	Other Post-Retirement Benefits
	(In Millions)

	Funding and
	Benefit
	Payments	Expense

2001	$7.7	$15.8

2002	12.4	22.0

2003	16.4	26.8

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

FINANCIAL REPORTING AND DISCLOSURE

     The Company periodically reviews its financial reporting and disclosure practices and accounting policies to ensure accurate and transparent information relative to the current economic and business environment. Areas most critical consist of accounting policies and disclosures regarding:

•	business risk, including the limited number and distressed financial condition of its iron ore partners, fixed costs, legacy costs, and restructuring costs associated with its mining operations and the joint and several obligation nature associated with its joint venture and partnership arrangements;

•	ability of customers to continue to perform on long-term sales agreements;

•	evaluation of its iron ore reserves and the effect of changes in cost and the ability to produce pellets economically from these reserves; and

•	the ability to negotiate a waiver or amendment of covenants under its senior notes or secure alternate sources of liquidity, including asset sales or alternative financing, to retire the senior notes.

     The Company continues to review its estimates and assumptions used in supporting the carrying value of its assets and its recognition and disclosure obligations and believes its financial statements are fairly presented and disclosures are balanced and responsive. The Company believes that its business plans and actions are addressing its current business risks and challenges; however, future events could result in additional financial statement adjustments and/or disclosures.

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

Trinidad Operations: The major uncertainties confronting the Trinidad operation are demand for and pricing volatility of the product, process difficulties, the failure of technology to perform as anticipated and potential closure obligations for the facility.

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

Financing Considerations: The Company’s ability to obtain an amendment or waiver from its existing senior noteholders to address the anticipated violation of an existing loan covenant is uncertain. If the Company cannot reach agreement or secure alternative sources of liquidity, including asset sales or alternative financing, to retire the senior notes, it may be forced to seek protection under the bankruptcy laws.

Minimum Pensions Liability: The Company’s estimates related to the additional minimum pension liability for defined benefit pension plans may differ significantly from the actual amounts due to changes in actual returns on plan assets, interest rates, and other actuarial assumptions.

     The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in the Company’s 2001 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The United States Environmental Protection Agency (“EPA”) has conducted an investigation of structures, soil and groundwater at the former Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of the Company during the years 1973 to 1983, which predecessor was acquired by the Company in 1986. Based upon the results of this investigation, in the second quarter of 2002, the EPA determined that a removal action should be conducted on the property with respect to the contents of certain above ground storage tanks and various sections of alleged asbestos-containing materials on pipes and other parts of structures located on the property. In September 2002, the Company received from EPA a draft of a proposed Administrative Consent Order limited to the removal of these areas of contaminants and reimbursement of its costs. The associated cost of removal and expense reimbursement is not expected to exceed $4 million, which amount has previously been reserved by the Company. The extent of any liability related to other potentially responsible parties has not been determined.

Item 2. Changes in Securities and Use of Proceeds

     On July 31, 2002, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 190 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc for an aggregate consideration of $4,683.50 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one managerial employee under the VNQDC Plan.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 30.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed Current Reports on Form 8-K, dated July 24 and July 30, 2002, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed a Current Report on Form 8-K dated October 7, 2002, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date October 24, 2002	By	/s/ C. B. Bezik
C. B. Bezik Senior Vice President-Finance and Principal Financial Officer

CERTIFICATION

I, John S. Brinzo, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Cleveland-Cliffs Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002	By	/s/ John S. Brinzo
John S. Brinzo Chairman and Chief Executive Officer

CERTIFICATION

I, Cynthia B. Bezik, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Cleveland-Cliffs Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002	By	/s/ Cynthia B. Bezik
Cynthia B. Bezik Senior Vice President-Finance and Principal Financial Officer

CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that, to such officer’s knowledge, this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Cleveland-Cliffs Inc as of the dates and the periods expressed in this report.

/s/ John S. Brinzo	/s/ Cynthia B. Bezik

JOHN S. BRINZO Chairman and Chief Executive Officer	CYNTHIA B. BEZIK Senior Vice President-Finance and Principal Financial Officer

Date: October 24, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit

99(a)	Cleveland-Cliffs Inc News Release published on October 23, 2002, with respect to 2002 third quarter results	Filed Herewith