Form 10-K
period 2002-12-31
CLEVELAND CLIFFS INC
filed 2003-02-05
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12g-2). YES            NO    X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     As of January 31, 2003, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $20.49 per share as reported on the New York Stock Exchange - Composite Index was $198,324,370 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

     The number of shares outstanding of the registrant’s $1.00 par value common stock was 10,192,023 as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 13, 2003 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Cleveland-Cliffs Inc (including its consolidated subsidiaries, the “Company” or “Cliffs”) is the successor to business enterprises whose beginnings can be traced to earlier than 1850. The Company’s headquarters are at 1100 Superior Avenue, Cleveland, Ohio 44114-2589, and its telephone number is (216) 694-5700.

BUSINESS

     The Company is the largest supplier of iron ore pellets in North America. Through subsidiaries, the Company operates and owns interests in five iron ore mines in Michigan, Minnesota and Eastern Canada. The Company sells its share of iron ore production to integrated steel producers, generally pursuant to multi-year sales contracts with various price adjustment provisions.

     The Company has repositioned itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers. The Company continues to seek additional investment opportunities in North American iron ore mines.

     For information concerning operations of the Company, see material under the heading “Summary of Financial and Other Statistical Data” for the year ended December 31, 2002 in Item 6.

Customers

     During 2002, the Company sold 14.7 million tons of iron ore from its interests in five iron ore mines and purchases from others. Sales were to nine North American steel companies and one European steel producer. Sales were predominately under multi-year arrangements. One major contract expired and was not renewed at year-end 2002; no other major multi-year contracts are due to expire before December 31, 2004.

     In 2002, the Company negotiated four major sales agreements:

•	Algoma Steel Inc. (“Algoma”)

On January 31, the Company entered into a fifteen-year pellet sales agreement that makes the Company the sole supplier of iron ore pellets to Algoma.

•	International Steel Group (“ISG”)

In April, the Company entered into a fifteen-year pellet sales agreement with ISG to be the sole supplier of iron ore pellets to the steelmaking operations ISG acquired from The LTV Corporation (“LTV”) bankruptcy.

•	Rouge Industries Inc. (“Rouge”)

In July, the Company amended its existing pellet sales agreement with Rouge, which will make the Company the sole supplier of iron ore pellets to Rouge beginning in 2003.

•	Ispat Inland Inc. (“Ispat Inland”)

In December, the Company entered into a twelve-year pellet sales agreement with Ispat Inland, a subsidiary of Ispat International N.V., to supply iron ore pellets in excess of Ispat Inland’s interest in the Empire Mine and its wholly-owned Minorca Mine.

     In 2002, the following customers accounted for a total of 64 percent of total revenues:

Percent of
Customer	Revenues

ISG	20%
Weirton	19
Algoma	16
Rouge	9

Total	64%

     The Company’s sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes.

ITEM 2. PROPERTIES.

     The Company operates and owns interests in five iron ore mines in North America:

	Company's Ownership Interest
	As of December 31,

Name and Location	2001	2002

Michigan (Marquette Range)
• Empire Iron Mining Partnership	35.0%	79.0%
• Tilden Mining Company L.C	40.0%	85.0%

Minnesota (Mesabi Range)
• Hibbing Taconite Company – Joint Venture	15.0%	23.0%
• Northshore Mining Company	100.0%	100.0%

Canada (Newfoundland & Quebec)
• Wabush Mines – Joint Venture	22.8%	26.8%

The Company increased its ownership in the mines from the steel company owners in 2002 through assumption of the liabilities associated with the mine interests.

     Each of the mines contains crushing, concentrating, and pelletizing facilities. The facilities at each site are in satisfactory condition; however, they require routine capital and maintenance expenditures on an on-going basis.

     Railroads, one of which is wholly-owned by the Company, link the two mines on the Marquette Range (Empire and Tilden Mines) with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, Hibbing pellets are transported by rail to a shiploading port at Superior, Wisconsin. At Northshore, crude ore is shipped by rail from the mine to processing facilities at Silver Bay, Minnesota. In Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At Wabush Mines, concentrates are shipped by rail from the Scully Mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, United States and Europe or shipped as concentrates for sinter feed to Europe.

Operations

     During 2002, the Company produced 14.7 million tons for its account and 13.2 million tons on behalf of the other steel company owners in the mines. The increase in the Company’s production of 6.9 million tons compared to 2001 reflects higher sales volume. Following is a summary of total production and the Company’s share:

	Tons In Millions(1)

	Total Production				Company's Share

Name and Location	2000		2001	2002	2000	2001	2002

Michigan (Marquette Range)
• Empire Iron Mining Partnership	7.6		5.7	3.6	1.8	1.7	1.1
• Tilden Mining Company L.C	7.2		6.4	7.9	3.1	2.2	6.7
Minnesota (Mesabi Range)
• Hibbing Taconite Company – Joint Venture	8.2		6.1	7.7	1.2	.2	1.5
• Northshore Mining Company	4.3		2.8	4.2	4.3	2.8	4.2
Canada (Newfoundland & Quebec)
• Wabush Mines – Joint Venture	5.9		4.4	4.5	1.4	.9	1.2

Total	33.2	(2)	25.4	27.9	11.8	7.8	14.7

(1)	Tons are long tons of 2,240 pounds.

(2)	Total excludes 7.8 million tons of production associated with LTV Steel Mining Company, which permanently shut-down on January 5, 2001. On October 30, 2001, the Company acquired the assets of LTV Steel Mining Company. The Company does not intend to operate the iron ore mine.

Mine Capacity and Iron Ore Reserves

     Following is a table of current annual capacity and economic ore reserves for the Company’s iron ore mines. The estimated reserves and full production rates could be affected by, among other things, future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity or the ore reserves could require increases in capital and development expenditures. Alternatively, changes in economic conditions or in the expected quality of ore reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity or ore reserves.

		Tons in Millions(1)

		Current		Operating
		Annual	Ore	Continuously
Name and Location	Type of Ore	Capacity	Reserves(2)(3)	Since

Michigan (Marquette Range)
• Empire Iron Mining Partnership	Magnetite	6.0	63	1963
• Tilden Mining	Hematite and
Company L.C	Magnetite	7.8	309	1974

Minnesota (Mesabi Range)
• Hibbing Taconite Company - Joint Venture	Magnetite	8.0	182	1976
• Northshore Mining Company	Magnetite	4.8	340	1989

Canada (Newfoundland & Quebec)
• Wabush Mines – Joint Venture	Specular
	Hematite	6.0	94	1965

TOTAL		32.6	988

(1)	Tons are long tons of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves.

(3)	Cliffs regularly evaluates its ore reserve estimates and updates them as required in accordance with SEC Industry Guide 7. Significant reductions were made to the ore reserves at Empire and Wabush Mines in the fourth quarter of 2002 due to increasing mining and processing costs.

     With respect to the Empire Mine, Cliffs owns directly approximately one-half of the remaining ore reserves and leases the balance of the reserves from their owners; with respect to the Tilden Mine, Cliffs owns all of the ore reserves; with respect to the Hibbing Mine, Northshore Mine and Wabush Mines, ore reserves are owned by others and leased or subleased directly to those mines.

Discontinued Operation

     In the fourth quarter of 2002, the Company decided to exit the ferrous metallics business and abandon its 82 percent investment in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago.

COMPETITION

     The Company is in competition with several iron ore producers, including Iron Ore Company of Canada, Quebec Cartier Mining Company, Minntac, and Evtac Mining Company, as well as steel companies which own interests in iron ore mines and/or have excess iron ore. Significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Brazil and Venezuela in competition with iron ore produced by the Company.

     Other competitive forces have become large factors in the iron ore business. With respect to a significant portion of steelmaking in North America, electric furnaces built by “minimills” have replaced the use of iron ore pellets with scrap metal in the steelmaking process. Imported steel slabs also replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors also competes with the Company’s iron ore pellets. Imported steel, and particularly imported slabs, had a significant impact on steelmaking in the United States, which has adversely affected the demand for iron ore pellets.

     Competition among the sellers of iron ore pellets is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer.

ENVIRONMENT

     In the construction of the Company’s facilities and in their operation, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. The Company’s commitment to environmental preservation resulted in North American capital expenditures of $.8 million in 2001 and $4.0 million in 2002. It is estimated that approximately $2.3 million will be spent in 2003 for capital environmental control facilities.

     Generally, various legislative bodies and federal and state agencies are continually promulgating numerous new laws and regulations affecting the Company, its customers, and its suppliers in many areas, including waste discharge and disposal; hazardous classification of materials, products, and ingredients; air and water discharges; and many other matters. Although the Company believes that its environmental policies and practices are sound and does not expect a material adverse effect of any current laws or regulations, it cannot predict the collective adverse impact of the expanding body of laws and regulations.

     The iron ore industry has been identified by the U.S. Environmental Protection Agency (“EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. The EPA published a Proposed Rule on December 18, 2002, and is scheduled to issue a Final Rule in August 2003, and require compliance by 2006. The projected costs to the Company, including capital expenditures, to meet the proposed MACT standards, as currently proposed, could be approximately $15 million.

     For additional information on the Company’s environmental matters, see Note 5 in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2002.

EMPLOYEES

     As of December 31, 2002, the Company and its ventures had a total of 3,858 employees:

	Salaried	Represented	Total

Mining Operations
Empire	80	599	679
Hibbing	144	631	775
Northshore	501		501
Tilden	127	677	804
Wabush	152	623	775

LS&I Railroad	21	128	149

Corporate/Support Services	175		175

Total	1,200	2,658	3,858

     Hourly employees at the mining operations are represented by the United Steelworkers of America (“United Steelworkers”) under collective bargaining agreements. In August 1999, five-year labor agreements were ratified between the Hibbing Taconite, Tilden and Empire Mines and the United Steelworkers covering the period to August 1, 2004. Also, in 1999, an agreement was entered into with the United Steelworkers covering the employees of Wabush Mines, which agreement expires on March 1, 2004. Hourly employees of the LS&I Railroad are represented by six unions with labor agreements expiring at various dates.

ENERGY

Electricity

     The Empire and Tilden Mines have electric power supply contracts with Wisconsin Electric Power Company which are effective through 2007. The power supply contracts include an energy price cap and certain power curtailment features.

     Electric power for Hibbing Taconite is supplied by Minnesota Power, Inc., under an agreement which continues to December 2008.

     Silver Bay Power Company, an indirect subsidiary of the Company, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements, has an interconnection agreement with Minnesota Power, Inc. for backup power, and sells 40 megawatts of excess power capacity to Northern States Power Company. The contract with Northern States Power extends to 2011.

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

Process Fuel

     The Company has contracts providing for the transport of natural gas for its United States iron ore operations. The Empire and Tilden Mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. Wabush Mines has the capability of burning oil and coke breeze. Hibbing Taconite and Northshore have the capability of burning natural gas and oil. During 2002, the U.S. mines burned natural gas as their primary fuel; however, with high natural gas prices, the pelletizing operations utilized alternate fuels when practicable. Wabush Mines used oil, supplemented with coke breeze.

     Any substantial unmitigated interruption of either electric power or process fuel supply could be materially adverse to the Company.

RESEARCH AND DEVELOPMENT

     The Company maintains engineering and technical staffs that are engaged in full-time research and development of new iron-bearing products and improvement of existing products at a research facility located in Ishpeming, Michigan.

     In April 2002, the Company agreed to participate in Phase II of the Mesabi Nugget Project to construct a pilot plant at the Company’s Northshore Mine to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form. Other participants in the project include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota.

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

(a)  Maritime Asbestosis Litigation

The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company, or both, which are subsidiaries of the Company (collectively “Cliffs Entities”), have been named defendants in 478 actions brought during the years 1986 to date by former seamen (or their administrators) in which the plaintiffs claim damages under Federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by the Cliffs Entities until the mid-1980s. In a significant majority of the cases, the Cliffs Entities are co-defendants with a number of other shipowners whose employees worked on the Cliffs Entities’ vessels and the vessels of such other shipowners, as well as shipyards and manufacturers of asbestos containing products. The general understanding among shipowners is that any liability in these cases will be divided according to the proportion of time served by such seamen on the respective owners’ vessels. All these actions have been consolidated into multidistrict proceedings in the Eastern District of

Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against shipowners and other defendants. All of these cases have been administratively dismissed without prejudice, but can be reinstated upon application by plaintiff’s counsel. The claims against the Cliffs Entities are insured, subject to self-insured retentions by the insureds in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. The Cliffs Entities continue to vigorously contest these claims and have made no settlements on these claims.

(b)  Milwaukee Solvay Coke

The EPA has conducted an investigation of structures, soil and groundwater at the former Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of the Company during the years 1973 to 1983, which predecessor was acquired by the Company in 1986. Based upon the results of this investigation, in the second quarter of 2002, the EPA determined that a removal action should be conducted on the property with respect to the contents of certain above ground storage tanks and various sections of alleged asbestos containing materials on pipes and other parts of structures located on the property. In September 2002, the Company received from EPA a draft of a proposed Administrative Consent Order limited to the removal of these areas of contaminants and reimbursement of its costs. In January 2003, the Company completed the sale of the plant site and property to a third party who will assume obligations for both removal under the Administrative Consent Order with the EPA (“Consent Order”), which Consent Order was executed by the Company and the third party, and remediation. As a result, the Company has substantially eliminated its obligations related to this site, and has adjusted its December 31, 2002 reserve accordingly.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Position with the Company
Name	as of February 3, 2003	Age

J. S. Brinzo	Chairman and Chief Executive Officer	61
D. H. Gunning	Vice Chairman	60
T. J. O’Neil	President and Chief Operating Officer	62
W. R. Calfee	Executive Vice President-Commercial	56
E. C. Dowling	Executive Vice President-Operations	47
C. B. Bezik	Senior Vice President-Finance	49
R. L. Kummer	Senior Vice President-Human Resources	46
J. A. Trethewey	Senior Vice President-Business Development	58

     There is no family relationship between any of the executive officers of the Company, or between any of such executive officers and any of the Directors of the Company. Officers are elected to serve until successors have been elected. All of the above-named executive officers of the Company were elected effective on the effective dates listed below for each such officer.

     The business experience of the persons named above for the last five years is as follows:

J. S. Brinzo	President and Chief Executive Officer, Company, November 10, 1997 to December 31, 1999. Chairman and Chief Executive Officer, Company, January 1, 2000 to date.

D. H. Gunning	Consultant and Private Investor, December 1997 to April 2001. Vice Chairman, Company, April 16, 2001 to date.

T. J. O’Neil	Executive Vice President-Operations, Company, October 1, 1995 to December 31, 1999. President and Chief Operating Officer, Company, January 1, 2000 to date.

W. R. Calfee	Executive Vice President-Commercial, Company, October 1, 1995 to date.

E. C. Dowling	Senior Vice President-Director Process Management
          and Engineering,
          Cyprus Amax Minerals Company,
          September 1996 to April 1998.
Senior Vice President-Operations, Company,
          April 15, 1998 to December 31, 2001.
Executive Vice President-Operations, Company,
January 1, 2003 to date.

C. B. Bezik	Vice President and Treasurer, Company, October 1, 1995 to November 9, 1997. Senior Vice President-Finance, Company, November 10, 1997 to date.

R. L. Kummer	Director, Human Resources,
          Kennecott Energy Company,
          April 1, 1993 to May 31, 1999.
Vice President, Human Resources,
          Government and Public Affairs,
          Kennecott Energy Company,
          June 1, 1999 to August 31, 2000.
Vice President – Human Resources, Company,
          September 5, 2000 to December 31, 2002.
Senior Vice President – Human Resources, Company,
January 1, 2003 to date.

J. A. Trethewey	Vice President-Operations Services, Company,
          July 1, 1997 to May 31, 1999.
Senior Vice President-Operations Services, Company,
          June 1, 1999 to March 15, 2001.
Senior Vice President-Business Development, Company,
March 16, 2001 to date.

PART II

ITEM 5.     MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Exchange Information

Cleveland-Cliffs Inc common shares (ticker symbol CLF) are listed on the New York Stock Exchange. The shares are also listed on the Chicago Stock Exchange.

Common Share Price Performance And Dividends

		Price Performance

	2002		2001		Dividends

	High	Low	High	Low	2001

First Quarter	$22.06	$15.80	$22.38	$13.69	$.10
Second Quarter	32.25	22.00	22.45	16.36	.10
Third Quarter	28.74	21.70	18.85	14.00	.10
Fourth Quarter	25.35	15.70	18.35	13.65	.10

Year	32.25	15.70	22.45	13.65	$.40

     At December 31, 2002, the Company had 2,380 shareholders of record.

     No dividends were paid in 2002.

Sales of Unregistered Securities

(a)	During the year 2002, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 418 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”), for an aggregate consideration of $10,309.93, to the Trustee of the Trust maintained under the VNQDC Plan, of which 95 shares were sold in the fourth quarter of 2002 and 323 shares were sold previously during the year and reported on the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, June 30, and September 30, 2002. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 (“1933 Act”) pursuant to an election made by one managerial employee under the VNQDC Plan.

(b)	On January 7, 2002, the Company determined to pay the annual bonuses earned by participants under the Company’s Management Performance Incentive Plan (“Plan”) for services rendered during 2001 in the form of Common Shares of the Company (“Stock Bonus Awards”). The Stock Bonus Awards were reported previously during the year on the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002. The Stock Bonus Awards were not required to be registered under the Securities Act of 1933 because they were for prior services without additional consideration in a transaction not involving a sale for value within the meaning of Section 2(3) of that Act. The Company’s closing stock price of $17.00 per share on February 8, 2002, the date of payment of the Stock Bonus Awards, was used to determine the value of the Stock Bonus Awards. After giving effect to required tax withholding, a total of 62 participants under the Plan received 29,085 Common Shares having an aggregate value of $494,445.

ITEM 6.     SELECTED FINANCIAL DATA.

Summary of Financial and Other Statistical Data
Cleveland-Cliffs Inc and Consolidated Subsidiaries

2002	2001	2000	1999	1998

Financial Data (In Millions, Except Per Share Amounts) For The Year Operating Earnings (Loss) From Continuing Operations
- Product Sales and Services	$586.4	$319.3	$379.4	$316.1	$465.7
- Royalties and Management Fees	12.2	29.8	36.5	40.9	36.4

- Total Operating Revenues	598.6	349.1	415.9	357.0	502.1
Cost of Goods Sold and Operating Expenses and AS&G Expenses	606.5	373.9	384.7	337.8	425.0

Operating Earnings (Loss)	(7.9)	(24.8)	31.2	19.2	77.1
Income (Loss) From Continuing Operations	(66.4)	(19.5)	26.7	10.5	58.9
Loss From Discontinued Operation	(108.5)	(12.7)	(8.6)	(5.7)	(1.5)
Cumulative Effect of Accounting Change Income (Loss) (a)	(13.4)	9.3

Net Income (Loss)	(188.3)	(22.9)	18.1	4.8	57.4
Net Income (Loss) Per Common Share — Basic
From Continuing Operations	(6.58)	(1.93)	2.57	0.95	5.23
From Discontinued Operation	(10.72)	(1.26)	(0.83)	(0.52)	(0.13)
Cumulative Effect of Accounting Change	(1.32)	0.92

Net Income (Loss) (b)	(18.62)	(2.27)	1.74	0.43	5.10
Net Income (Loss) Per Common Share — Diluted
From Continuing Operations	(6.58)	(1.93)	2.55	0.95	5.19
From Discontinued Operation	(10.72)	(1.26)	(0.82)	(0.52)	(0.13)
Cumulative Effect of Accounting Change	(1.32)	0.92

Net Income (Loss) (b)	(18.62)	(2.27)	1.73	0.43	5.06
Total Assets	730.1	825.0	727.8	679.7	723.8
Debt Obligations Effectively Serviced (c)	67.4	173.9	74.0	74.7	75.4
Net Cash From (Used By) Continuing Operating Activities	40.9	28.9	31.6	(4.8)	89.8
Distributions to Common Shareholders
Cash Dividends	- Per Share	0.40	1.50	1.50	1.45
- Total	4.1	15.7	16.7	16.3
Repurchases of Common Shares	15.6	17.2	11.5
Pro Forma Results Assuming Accounting Change Made Retroactively
Net Income (Loss)	(188.3)	(23.7)	19.1	6.1	58.4
Per Share
Basic	(18.62)	(2.35)	1.84	0.55	5.19
Diluted	(18.62)	(2.35)	1.83	0.55	5.15
Iron Ore Production and Sales Statistics (Millions of Gross Tons)
Production From Iron Ore Mines Managed By The Company	27.9	25.4	41.0	36.2	40.3
Company’s Share of Iron Ore Production	14.7	7.8	11.8	8.8	11.4
Company’s Sales Tons	14.7	8.4	10.4	8.9	12.1
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (d)	31.1	(0.3)	57.3	33.8	88.6
Earnings Before Interest and Taxes (EBIT) (d)	(2.8)	(23.7)	31.9	11.3	68.3
Common Shares Outstanding (Millions)	- Average For Year	10.1	10.1	10.4	11.1	11.3
- At Year-End	10.1	10.1	10.1	10.6	11.2
Employees at Year-End (e)	3,858	4,302	5,645	5,947	6,029

(a)	Effective January 1, 2002 the Company adopted SFAS No.143, “ Accounting for Asset Retirement Obligations” and effective January 1, 2001 the Company changed its method of accounting for investment gains and losses on pension assets for the recognition of pension expense.
(b)	Results for 2002 include $95.7 million and $52.7 million for impairment charges relating to discontinued operation and impairment of mining assets, respectively. Results for 2000 include an after-tax $9.9 million recovery on an insurance claim, $5.2 million federal income tax credit, and a $7.1 million charge relating to a common stock investment (combined $.77 per share); a $4.4 million ($.39 per share) recovery relating primarily to prior years’ state tax refunds; in 1998, federal income tax credit, $3.5 million ($.31 per share); and in 1997 after-tax credits of $8.8 million ($.77 per share).
(c)	Includes the Company’s share of unconsolidated ventures and equipment acquired on capital leases; includes short-term portion.
(d)	EBITDA and EBIT are not presented as substitute measures of operating results or cash flow from operations, but because they are standards utilized by management to measure operating performance.
(e)	Includes employees of mining ventures.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Cleveland-Cliffs Inc (including its consolidated subsidiaries, the “Company” or “Cliffs”) is the largest supplier of iron ore pellets in North America. The Company operates five iron ore mines located in Michigan, Minnesota, and Eastern Canada that are capable of producing 32.6 million tons of pellets annually. Cliffs’ share of 2003 production capacity is almost 20 million tons, representing about 25 percent of the total pellet capacity in North America. The Company sells most of its pellets to integrated steel companies in the United States and Canada under multi-year contracts that have terms ranging from 3 to 15 years. Sales volume under these contracts is largely dependent on customer requirements, and in most cases, Cliffs is the sole supplier of pellets to the customer. Each contract has a base price that is adjusted over the life of the contract using one or more adjustment factors. Factors that can adjust price include measures of general inflation, steel prices, the international pellet price, and mine operating cost factors, including energy costs.

The steel industry in North America is going through a restructuring process which is expected to ultimately produce a stronger, more productive industry. However, the restructuring process is likely to result in a reduction of integrated steelmaking capacity over time, and thereby reduce iron ore consumption. In order to address the market, Cliffs is focused on improving the competitiveness of its operations. Cliffs’ strategy also includes obtaining a larger share of this market by entering into long-term pellet sales contracts, supported by increased mine ownership, as required. Cliffs has repositioned itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers. In 2002, the Company completed the following actions to increase its sales and mine ownerships:

•	On January 31, Cliffs converted Algoma Steel Inc. (“Algoma”) from a partner to a customer by acquiring Algoma’s 45 percent interest in the Tilden Mining Company L.C. (“Tilden”) and executing a pellet sales agreement that makes Cliffs the sole supplier of pellets to Algoma for 15 years. The acquisition increased Cliffs’ ownership of the Tilden Mine from 40 percent to 85 percent, and increased its share of the mine’s annual production capacity from 3.1 million tons to 6.6 million tons.

•	In April, Cliffs entered into a 15 year agreement with International Steel Group Inc. (“ISG”) to be the sole supplier of iron ore pellets to steelmaking operations which ISG acquired from LTV Corporation (“LTV”). As a result, ISG was the Company’s largest customer in 2002, with additional sales volume expected in future years.

•	On July 24, the Company amended its pellet sales agreement with Rouge Industries Inc. (“Rouge”), which will make Cliffs the sole supplier of pellets to Rouge beginning in 2003. Sales to Rouge accounted for 9 percent of the Company’s revenues in 2002, with volume expected to double in 2003.

•	In July, Cliffs acquired an additional 8 percent interest in the Hibbing Mine from Bethlehem Steel Corporation (“Bethlehem”) retroactive to January 1, 2002. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent, and increased its share of Hibbing’s annual production capacity from 1.2 million tons to 1.8 million tons.

•	In August, the Company increased its ownership in the Wabush Mines by about 4 percent, proportionate with the other remaining Canadian owners of Wabush, due to Acme Steel Company’s rejection of its interest in bankruptcy.

•	On December 31, Cliffs increased its interest in Empire Mining Partnership (“Empire”) to 79 percent. Concurrently, the Company executed a 12 year sales agreement for Ispat Inland Inc.’s (“Ispat” or “Ispat Inland”), a subsidiary of Ispat International N.V., pellet requirements which exceed those provided from Ispat’s remaining 21 percent interest in the Empire Mine and the Minorca Mine, which is wholly-owned by Ispat.

Iron ore pellet sales in 2002 were a record 14.7 million tons, a 6.3 million ton, or 75 percent increase, from the 8.4 million tons sold in 2001. Sales under new contracts with ISG and Algoma accounted for over 90 percent of the increase in 2002 sales volume.

Iron ore pellet production for Cliffs’ account was 14.7 million tons in 2002 versus 7.8 million tons in 2001. The 6.9 million ton, or 88 percent, increase was largely due to the Company’s increased ownership of Tilden and the significant reduction of production curtailments in 2002. The 2002 curtailments totaled about 2.6 million tons, or 15 percent of production capacity. In 2001, the curtailments totaled 5.0 million tons, or 40 percent of production capacity.

The major business risk faced by the Company, as it increases its merchant position, is lower customer consumption of iron ore from the Company’s mines which may result from competition from other iron ore suppliers; increased use of iron ore substitutes, including imported semi-finished steel; customer rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. The Company’s sales are concentrated with a relatively few number of customers. Unmitigated loss of sales would have a significantly greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business in the near-term and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume additional fixed costs and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a venturer would accelerate substantial employment and mine shutdown costs.

Results Of Operations

In 2002, Cliffs had a net loss of $188.3 million, or $18.62 per share (references to per share earnings are “diluted earnings per share”), versus a net loss for the year 2001 of $22.9 million, or $2.27 per share. Following is a summary of results:

			(In Millions)

		2002	2001	2000

	Income (loss) from continuing operations before impairment of mining assets	$(13.7)	$(19.5)	$26.7
	Impairment of mining assets	(52.7)

	Income (loss) from continuing operations	(66.4)	(19.5)	26.7
	Loss from discontinued operation	(108.5)	(12.7)	(8.6)
	Cumulative effect of accounting changes	(13.4)	9.3

Net income (loss)	- amount	$(188.3)	$(22.9)	$18.1

	- per share basic	$(18.62)	$(2.27)	$1.74

	- per share diluted	$(18.62)	$(2.27)	$1.73

	Average number of shares (in thousands)
	- basic	10,117	10,073	10,393
	- diluted	10,117	10,073	10,439
	Operating results from continuing operations
	EBIT*	$(2.8)	$(23.7)	$31.9

	EBITDA*	$31.1	$(.3)	$57.3

*	Excludes impairment of mining assets

Operating Results from Continuing Operations

The Company had pre-tax income (loss), before interest, tax, depreciation and amortization from continuing operations, as follows:

	(In Millions)

	2002	2001	2000

Income (loss) from continuing operations	$(66.4)	$(19.5)	$26.7
Income taxes (credit)	9.1	(9.2)	3.2

Pre-tax income (loss) from continuing operations	(57.3)	(28.7)	29.9
Impairment of mining assets	52.7

	(4.6)	(28.7)	29.9
Interest expense	6.6	8.8	4.9
Interest income	(4.8)	(3.8)	(2.9)

Earnings (loss) before interest and taxes (“EBIT”)	(2.8)	(23.7)	31.9
Depreciation and amortization	33.9	23.4	25.4

Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”)	$31.1	$(.3)	$57.3

EBIT and EBITDA are non-GAAP measures utilized by management to measure operating performance.

2002 Versus 2001

The net loss for the year 2002 was $188.3 million, or $18.62 per share, including a loss of $108.5 million from a discontinued operation, a $13.4 million cumulative effect charge related to a change in the Company’s accounting method for recognizing estimated future mine closure obligations, and a $52.7 million charge for the impairment of mining assets. The net loss in 2001 of $22.9 million, or $2.27 per share, included a loss from the discontinued operation of $12.7 million and an after-tax credit to income of $9.3 million ($14.3 million pre-tax) related to a change in the Company’s accounting method for recognizing gains and losses on pension investments.

The loss before asset impairment, discontinued operation and the cumulative effect of accounting changes was $13.7 million in 2002 versus $19.5 million in 2001. The $5.8 million lower loss reflected improved pre-tax results of $24.1 million partially offset by increased income tax expense, primarily due to establishing a deferred tax valuation allowance in 2002. The improved pre-tax results largely reflect higher sales margins, as follows:

	(In Millions)

			Increase (Decrease)

	2002	2001	Amount	Percent

Iron ore pellet sales (tons)	14.7	8.4	6.3	75%

Revenues from iron ore sales and services*	$510.8	$301.5	$209.3	69%
Cost of goods sold and operating expenses*
Total	507.1	340.9	166.2	49%
Costs of production curtailments	20.6	48.0	(27.4)	(57)%

Excluding costs of production curtailments	486.5	292.9	$193.6	66%

Sales margin (loss)
Total	$3.7	$(39.4)	$43.1	N/M

Excluding costs of production curtailments
Amount	$24.3	$8.6	$15.7	182%

Percent of revenues	4.8%	2.9%	1.9%

*	Excludes revenues and expenses of $75.6 million and $17.8 million in 2002 and 2001, respectively, related to freight and minority interest.

Revenues from Iron Ore Sales and Services

Revenues from iron ore sales and services were $510.8 million in 2002, an increase of $209.3 million or 69 percent, from revenues of $301.5 million in 2001. The increase was mainly due to the 6.3 million ton, or 75 percent, increase in pellet sales volume in 2002. The 14.7 million tons sold in 2002 was a record, surpassing the previous record of 12.1 million tons of North American iron ore pellets sold in 1998. The six largest customers accounted for 78 percent of total sales. Sales under new contracts with ISG and Algoma equaled 36 percent of total revenues.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses totaled $507.1 million in 2002, an increase of $166.2 million, or 49 percent, from $340.9 million in 2001. Excluding fixed costs related to production curtailments, 2002 costs and expenses were $193.6 million, or 66 percent, higher than 2001, due to higher sales volume.

Sales Margin (Loss)

Sales margin in 2002 was $3.7 million compared to a negative sales margin of $39.4 million in 2001. Excluding fixed costs related to production curtailments, the sales margin was $24.3 million, or 4.8 percent of revenues in 2002, versus $8.6 million or 2.9 percent of revenues, in 2001. The improved sales margin in 2002 reflected operating at a higher percent of capacity and lower costs excluding the impact of production curtailments.

Other Revenues

•	Royalties and management fees from partners were $12.2 million in 2002, a decrease of $17.6 million from 2001. The decrease in these revenues, which results from Cliffs’ strategy of converting mine partners into customers, was largely attributable to the acquisition of Algoma’s 45 percent interest in the Tilden Mine in 2002. The loss of LTV as a partner in Empire and reduced production at Empire in 2002 also contributed to the decrease.

•	Interest income of $4.8 million in 2002 was $1.0 million above 2001 income of $3.8 million. The increase reflected higher average cash balances in 2002 and interest earned on “Long-term receivables”. Partly offsetting was the impact of lower short-term interest rates in 2002.

•	Insurance recoveries in 2002 include a $1.8 million insurance recovery on a 1999 business interruption claim relating to the loss of more than one million tons of pellet sales to Rouge as a result of an explosion at the power plant that supplied Rouge. This finalizes the claim, resulting in a total recovery of $17.5 million, of which $15.3 million occurred in 2000 and $.4 million in 2001. Additionally, in 2002 the Company settled with an insurance provider covering certain environmental sites, resulting in a $1.7 million recovery.

Administrative, Selling and General Expenses

Administrative, selling and general expenses were $23.8 million in 2002, an increase of $8.6 million from expenses of $15.2 million in 2001. The increase in 2002 expenses was mainly due to higher pension expense, increased medical and other post-retirement benefits, and higher incentive compensation, including the effects of the Company’s common stock price.

Other Expenses

•	Interest expense was $6.6 million in 2002, a decrease of $2.2 million from 2001 interest expense of $8.8 million. The decrease was due to lower interest rates and lower average borrowings under the revolving credit facility, which was terminated in October 2002. Both years include $4.9 million of interest expense on the senior unsecured notes.

•	Other expenses were $8.6 million in 2002, a decrease of $.5 million from 2001 expenses of $9.1 million. The decrease was primarily due to lower restructuring activities in 2002, partly offset by costs related to the Mesabi Nugget Project in 2002.

Income Taxes

The Company uses the liability method whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. The Company is required to record a valuation allowance against deferred tax assets when the Company cannot provide objective evidence that “more likely than not” the deferred tax assets will be utilized before they expire.

During 2002, substantial non-cash losses caused the Company’s deferred tax assets to increase to a level that required a deferred tax valuation allowance. Of the $120.6 million allowance, $38.4 million represented deferred tax assets applied directly to shareholders’ equity for the other comprehensive loss. The balance was charged to current year results, resulting in net income tax expense of $9.1 million for 2002, with no tax benefit recorded on the minimum pension liability charge, cumulative effect adjustment or discontinued operation in 2002.

The Company is required to maintain a valuation allowance for its net deferred tax assets and net loss carryforwards until sufficient positive evidence exists to support the reversal of the reserve. Until such time, except for potential alternative minimum taxes and minor state, local and foreign tax provisions, the Company will have no reported tax provision net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

Impairment of Mining Assets

As a result of increasing production costs at Empire Mine, revised economic mine-planning studies were completed in the fourth quarter of 2002. Based on the outcome of these studies, the economic ore reserves at Empire were reduced from 116 million tons at December 31, 2001 to 63 million tons of pellets at December 31, 2002. The Company concluded that the assets of Empire were impaired, based on an undiscounted probability-weighted cash flow analysis. The Company recorded an impairment charge of $52.7 million at December 31, 2002 to write-off the carrying value of the long-lived assets of Empire. The Company expects to continue to operate the Empire Mine.

Discontinued Operation

In the fourth quarter of 2002, Cliffs exited the ferrous metallics business and abandoned its 82 percent investment in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago. For the year 2002, Cliffs reported a loss from discontinued operation of $108.5 million, consisting of $97.4 million of impairment charges and $11.1 million of idle expense. In the third quarter of 2002, due to uncertainties concerning the HBI market, operating costs and volume, and startup timing, the Company determined that CAL was impaired. Accordingly, the carrying value of the long-lived assets were written off, resulting in an impairment charge of $95.7 million. In the fourth quarter, the Company wrote off CAL’s remaining net current assets of $1.7 million, resulting in total impairment charges of $97.4 million for the year. The Company expects CAL to be liquidated by the CAL creditors, and accordingly, has reflected no ongoing obligations of CAL. Excluding the impairment charges, the loss from CAL was $11.1 million in 2002, an $8.5 million decrease from the $19.6 million pre-tax loss in 2001 ($12.7 million after tax). CAL was idle for the entire year 2002. CAL operated for a portion of 2001 and generated net sales of $11.1 million.

Cumulative Effect of Accounting Changes

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 143 “Asset Retirement Obligations”. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. As a result of the change in accounting method, the Company recorded a cumulative effect non-cash charge of $13.4 million, recognized on January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of its mining operations.

Effective January 1, 2001, the Company changed its method of accounting for gains and losses on pension assets for the calculation of net periodic pension cost. Under the new accounting method, the market value of plan assets reflects unrealized gains and losses from current year performance in the succeeding year. Previously, the Company deferred realized and unrealized gains and losses, recognizing them over a five-year period. The cumulative effect of the accounting change was a non-cash credit to income of $9.3 million ($14.3 million pre-tax) recognized in January 1, 2001.

2001 versus 2000

Net loss for the year 2001 was $22.9 million, or $2.27 per share, including $9.3 million net income from a change in accounting principle and a loss from a discontinued operation of $12.7 million. The cumulative effect of $9.3 million results from a change in the method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension costs. Net income for the year 2000 of $18.1 million, or $1.73 per share, included a loss from the discontinued operation of $8.6 million. Excluding the cumulative effect of a change in accounting method and the discontinued operation, the 2001 loss from continuing operations of $19.5 million represented an earnings decrease of $46.2 million from the 2000 earnings of $26.7 million. The decrease in results from continuing operations of $46.2 million is comprised of lower pre-tax earnings of $58.6 million partially offset by lower income taxes of $12.4 million. The $58.6 million decrease in pre-tax earnings was primarily due to a lower sales margin of $52.8 million, lower insurance recoveries related to the Rouge business interruption claim, $14.9 million, and lower royalty and management fee income, $6.7 million, partially offset by a non-recurring $10.9 million charge in 2000 to recognize the decrease in value of the LTV common stock. Following is a summary:

	(In Millions)

			Increase (Decrease)

	2001	2000	Amount	Percent

Iron ore pellet sales (tons)	8.4	10.4	(2.0)	(19)%

Revenue from iron ore sales and services*	$301.5	$363.9	$(62.4)	(17)%
Cost of goods sold and operating expenses*
Total	340.9	350.5	(9.6)	(2.7)%
Costs of production curtailments	48.0		48.0	N/M

Excluding costs of production curtailments	292.9	350.5	(57.6)	(16.4)%

Sales margin (loss)
Total	$(39.4)	$13.4	$(52.8)	N/M

Excluding costs of production curtailments
Amount	$8.6	$13.4	$(4.8)	N/M

Percent of revenues	2.9%	3.7%	(.8)%

*	Excludes revenues and expenses of $17.8 million, and $15.5 million in 2001 and 2000, respectively, related to freight.

Revenues from Iron Ore Sales and Services

Revenues from iron ore sales and services were $301.5 million in 2001, a decrease of $62.4 million from 2000. The decrease was primarily due to the 2.0 million ton sales volume decrease, partly offset by a modest increase in average price realization.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses totaled $340.9 million in 2001, a $9.6 million decrease from 2000. Included in 2001 cost of goods sold and operating expenses was $48.0 million of idle expense related to production curtailments at the Company’s mining ventures, and higher employment costs, primarily related to benefits. Excluding costs of production curtailments, costs and expenses were $57.6 million or 16.4 percent less than 2000.

Sales Margin (Loss)

Total sales margin in 2001 was a negative $39.4 million. Excluding fixed costs related to production curtailments in 2001, sales margin was $8.6 million, or 2.9 percent of revenues, compared to $13.4 million or 3.7 percent in 2000.

Other Revenues

•	During 2001, the Company received $.4 million of additional insurance recoveries related to the Rouge business interruption claim, a decrease of $14.9 million from the $15.3 million of proceeds received in 2000.

•	Royalty and management fee revenue from partners, decreased $6.7 million, reflecting the production curtailments.

•	Other income was $3.1 million higher in 2001, primarily due to gains on the sale of non-strategic assets, principally non-mining lands.

Administrative, Selling and General Expense

Administrative, selling and general expenses decreased about 20 percent, $3.5 million, reflecting employee reductions and other cost-saving initiatives.

Other Expenses

•	During 2000, the Company recognized a charge to operations of $10.9 million to reflect the decrease in value of 842,000 shares of LTV common stock. The Company sold the shares by early 2001.

•	Interest expense was $3.9 million higher in 2001, reflecting interest on borrowings under the Company’s revolving credit facility.

•	Other expenses reflect lower business development expense in 2001, largely offset by 2001 restructuring charges of $4.8 million, primarily relating to headcount reductions at the Michigan mines, corporate office, and central service functions.

Income Taxes

Year 2000 income tax expense includes a $5.2 million tax credit reflecting a reassessment of income tax obligations based on current audits of prior years’ tax returns.

Discontinued Operation

The pre-tax loss from the discontinued CAL operation, net of minority interest, was $19.6 million in 2001 ($12.7 million after tax), compared to a pre-tax loss of $13.3 million in 2000 ($8.6 million after tax). The increased pre-tax loss of $6.3 million reflected the start-up and commissioning in mid-March of 2001 and the increased Company ownership, 82 percent in 2001 versus 46.5 percent for most of 2000.

Cash Flow and Liquidity

At December 31, 2002, the Company had cash and cash equivalents of $61.8 million. Following is a summary of 2002 cash flow activity:

(In Millions)

Net cash flow from continuing operations	$40.9
Repayment of revolving credit facility	(100.0)
Repayment on long-term debt	(15.0)
Investment in steel companies equity and debt	(27.4)
Investment in power-related joint venture	(6.0)
Capital expenditures	(10.6)
Proceeds from sale of assets	8.2
Other	.3

Cash used by continuing operations	(109.6)
Cash used by discontinued operation	(12.4)

Decrease in cash and cash equivalents	$(122.0)

Following is a summary of key liquidity measures:

	At December 31 (In Millions)

	2002	2001	2000

Cash and cash equivalents	$61.8	$183.8	$29.9
Available bank credit			100.0

Total liquidity	$61.8	$183.8	$129.9

Cash and cash equivalents	$61.8	$183.8	$29.9
Debt	(55.0)	(170.0)	(70.0)

Net cash (debt)	$6.8	$13.8	$(40.1)

Working capital	$95.7	$172.9	$145.8

In October 2002, the Company repaid its $100 million revolving credit facility and terminated the agreement. The Company is evaluating a possible $20 million revolving credit bank facility to provide additional liquidity. In December 2002, the Company paid $15 million on its senior notes, reducing the balance outstanding to $55 million.

The Company received a federal income tax refund in the second quarter of 2002 of $11.6 million, an increase of $7.7 million compared to the December 31, 2001 receivable. The increase was primarily due to the “Job Creation and Worker Assistance Act of 2002” which was enacted by Congress in March 2002 and allowed for the carryback of net operating losses for up to five years; previously the limitation was two years.

The Company anticipates that its share of capital expenditures related to the iron ore business, which was $10.6 million in 2002, will increase to about $30 million in 2003, reflecting the Company’s increased ownership. The Company expects to fund its capital expenditures from available cash and current operations.

Capitalization

In December 2002, the Company amended it $70 million senior unsecured note agreement. As part of the fourth quarter negotiations, the Company paid and expensed an amendment fee of $1.2 million. The amended agreement contains various covenants including limitations on incurrence of additional debt, leases, and disposition of assets, and a minimum EBITDA requirement and coverage ratio. The Company was in compliance with the amended covenants at December 31, 2002, and expects to remain in compliance in 2003. The Company made a principal payment of $15 million on December 31, 2002 to reduce the amount outstanding to $55 million at the end of 2002. In addition, scheduled principal payments of $20 million in December, 2003, $20 million in December, 2004 and $15 million in December, 2005 are required. Scheduled payments may be accelerated for realization of excess cash flows and certain asset sales; the notes may be paid off at any time without penalty. The interest rate remains at 7.0 percent through December 15, 2003, increases to 9.5 percent from December 15, 2003 through December 14, 2004, and to 10.5 percent from December 14, 2004 to maturity of the agreement on December 15, 2005.

In the fourth quarter of 2002, the Company repaid the $100 million borrowed on its revolving credit facility and terminated the agreement. The Company had capital lease obligations at December 31, 2002 of $12.3 million, including its unconsolidated share of mining ventures. The Company had no unsecured letters of credit outstanding at December 31, 2002.

Operations and Customers

Sales

The Company’s pellet sales were 14.7 million tons in 2002 versus 8.4 million tons in 2001. The increase in pellet sales in 2002 was due to higher demand by the integrated steel industry and new sales agreements in 2002. The Company ended the year 2002 with 3.9 million tons of iron ore pellet inventory, an increase of .9 million tons from 2001, reflecting the Company’s increased sales and mine ownership. The Company expects pellet sales in 2003 to approximate production of about 20 million tons. The Company’s sales volume is largely committed under multi-year sales contracts, which are subject to changes in customer requirements. Factors impacting the Company’s average price realization under various sales contracts include measures of general inflation, steel prices, the international pellet price, and mine operating cost factors, including energy costs.

Customers

In April 2002, the Company signed a long-term agreement to supply iron ore pellets to ISG. The Company is the sole supplier of pellets purchased by ISG for its Cleveland and Indiana Harbor facilities for a 15-year period beginning in 2002. Sales depend on ISG’s pellet requirements. The Company invested $13.0 million in the second quarter and $4.4 million in the third quarter in ISG common stock, representing approximately 7 percent of ISG’s equity. The investment is being accounted for under the “cost method” and is included in “Other investments.”

In July 2002, the Company amended its iron ore pellet sales agreement with Rouge, which provides that the Company will be the sole supplier of iron ore pellets to Rouge. Rouge is expected to purchase in excess of 3 million tons per year beginning in 2003, and has annual minimum obligations through 2007. The Company also loaned $10 million to Rouge on a secured basis, with final maturity in 2007. The loan is classified as “held-to-maturity” and recorded at cost in “Long-term receivables”, with periodic interest accruing to “Interest income”.

Production

Following is a summary of 2002 and 2001 mine production and Company ownership:

				(Million Tons)

	Company's
	Ownership		Company's
	December 31		Share		Total Production

	2002	2001	2002	2001	2002	2001

Mine
Empire	79.0%	35.0%	1.1	1.7	3.6	5.7
Hibbing	23.0	15.0	1.5	.2	7.7	6.1
Northshore	100.0	100.0	4.2	2.8	4.2	2.8
Tilden	85.0	40.0	6.7	2.2	7.9	6.4
Wabush	26.8	22.8	1.2	.9	4.5	4.4

Total Production			14.7	7.8	27.9	25.4

The 6.9 million ton increase in the Company’s share of 2002 production compared to 2001 reflected Cliffs’ increased ownership in four mines and increased production at all mines, except Empire, to meet increased iron ore demand and orders from steel company customers. Empire was idled in the first part of 2002, but operated at capacity in the later part of the year. The Company preliminarily expects total mine production in 2003 to be 32.6 million tons; the Company’s share of production is currently expected to be 19.9 million tons to meet sales requirements. Production schedules remain subject to change in pellet demand.

Ownership Increases

Empire Mine

Effective December 31, 2002, the Company increased its ownership in Empire from 35 percent to 79 percent for assumption of all mine liabilities. Under terms of the agreement, the Company has indemnified Ispat Inland from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat Inland of $120.0 million, recorded at a present value of $58.8 million at December 31, 2002 ($53.8 million classified as “Long-term receivable” with the balance current) over the 12 year life of a new sales agreement. A subsidiary of Ispat Inland will retain a 21 percent ownership in Empire, for which it has a unilateral right to put to the Company in five years. The Company will become the sole supplier of pellets purchased by Ispat Inland for the term of the sales agreement. As a result of this transaction, the Company’s financial position at December 31, 2002 includes consolidation of Empire; previously the Company’s investment in Empire had been accounted for utilizing the “equity method” and was included in “Investment in Associated Iron Ore Ventures.”

Prior to the foregoing agreement, Ispat Inland and the Company funded total fixed obligations of Empire in proportion to their 40 percent and 35 percent respective ownerships under an interim agreement after a subsidiary of LTV Corporation (“LTV”) discontinued meeting its 25 percent Empire ownership obligations in November, 2001. LTV, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, rejected its Empire ownership in March, 2002.

As a result of increasing production costs, revised economic mine-planning studies were completed in the fourth quarter of 2002. Based on the outcome of these studies, the economic ore reserves at Empire were reduced from 116 million tons at December 31, 2001 to approximately 63 million tons of pellets at December 31, 2002. Subsequently, the Company concluded that the assets of Empire were impaired, based on an undiscounted probability-weighted cash flow analysis. The Company recorded an impairment charge of $52.7 million at December 31, 2002 to write off the recorded carrying value of the long-lived assets of Empire.

Tilden Mine

On January 31, 2002, the Company increased its ownership in Tilden to 85 percent with the acquisition of Algoma’s interest in Tilden for assumption of mine liabilities. The acquisition increased the Company’s annual production capacity by 3.5 million tons. Concurrently, a sales agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period.

Hibbing Mine

In July, 2002, the Company acquired (effective retroactive to January 1, 2002) an 8 percent interest in Hibbing from Bethlehem for the assumption of mine liabilities associated with the interest. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent. This transaction reduces Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bethlehem continues to fund its Hibbing obligations and take iron ore from the mine. At the time of the filing, the Company had a trade receivable of approximately $1.0 million which has been reserved.

Wabush Mines

In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme Metals Incorporated (collectively “Acme”), which had been under Chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, the Company’s interest increased to 26.83 percent. Acme had discontinued funding its Wabush obligations in August 2001.

Effect of Mine Ownership Increases

While none of the increases in mine ownerships during 2002 required cash payments or assumption of debt, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Obligations totaled approximately $163 million, primarily related to employment and legacy obligations at Empire and Tilden mines, partially offset by non-capital long-term assets, principally the $58.9 million Ispat Inland long term receivable ($5.0 million current).

Other Related Items

The iron ore industry has been identified by the U.S. Environmental Protection Agency (“EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. The EPA published a Proposed Rule on December 18, 2002, and is scheduled to issue a Final Rule in August 2003, and require compliance by 2006. The projected costs to the Company, including capital expenditures, to meet the proposed MACT standards, as currently proposed, could be approximately of $15 million.

Five-year labor agreements between the United Steelworkers of America (“USWA”) and the Empire, Hibbing, and Tilden mines were ratified in August 1999. The agreements, which were patterned after agreements negotiated by major steel companies, provide employees with improvements in pensions, wages, and other benefits. The agreements also commit the mines and the union jointly to seek operating cost improvements. Wabush Mines in Canada also settled on a five-year contract in July 1999.

On April 4, 2002, the Company signed an agreement to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. A $24 million pilot plant is being constructed at the Company’s Northshore Mine to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, with minor funding support provided by the U.S. Department of Energy. The Company’s contribution to the project through the pilot plant testing and development phase, is $4.5 million, primarily contributions of in-kind facilities and services. If the pilot plant is successful, construction of a commercial size facility with a capacity range of 300,000 to 700,000 tons annually, could start as early as 2004.

In January 2002, the Company invested $7.4 million ($3.0 million in 2001) in a new joint venture to acquire certain power-related assets in a purchase-leaseback arrangement. The investment, which is included in “Other investments” is accounted for utilizing the “equity method.”

Strategic Investments

The Company is pursuing investment opportunities to broaden its scope as a supplier of iron ore pellets to the integrated steel industry through acquisition of additional mining interests. In the normal course of business, the Company examines opportunities to strengthen its position by evaluating various investment opportunities consistent with its strategy. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.

Pensions and Other Postretirement Benefits

The Company and its unconsolidated ventures offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, as part of a total compensation and benefits program. As of December 31, 2002, the Company and its unconsolidated ventures had combined employment of 3,858 employees and 3,773 retirees, or slightly less than one retiree per active employee.

The defined benefit pension plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement, or a minimum formula. In addition, the Company and its ventures currently provide various levels of retirement health care and life insurance benefits (“Other Benefits”) to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most U.S. salaried plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most U.S. bargaining unit plans require retiree contributions and co-pays for major medical and prescription coverage. The Company does not provide Other Benefits for approximately 150 U.S. salaried employees hired after January 1, 1993. Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid.

Annual contributions to pension plan investment trusts are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund shutdown and early retirement obligations which are not included in the pension benefit obligations.

Assets for Other Benefits include deposits relating to insurance contracts and Voluntary Employee Benefit Association (“VEBA”) Trusts for certain mining ventures that are available to fund retired employees’ life insurance obligations and medical benefits. The Company’s estimated annual contribution to the VEBAs will approximate $3.5 million in 2003 based on production.

As a result of decreasing long-term interest rates, the Company decreased the discount rate used to determined its defined benefit pension and Other Benefits obligations to 6.9 percent at December 31, 2002 from 7.5 percent at December 31, 2001 and 7.75 percent at December 31, 2000.

The Company’s assumption of 9 percent returns on pension plan and VEBA assets remains unchanged. The assumption is supported by long-term performance. The 2001 change in accounting method resulted in variances in gains and losses on pension plan assets being fully recognized immediately in the subsequent year’s pension expense.

Additionally, as a result of recent experience, the Company increased the medical trend rate assumption it utilized in determining its obligation for Other Benefits. An annual increase in the per capita cost of covered healthcare benefits of 10.0 percent was assumed for 2003 (7.5 percent in 2002) decreasing to an annual rate of 5.0 percent in 2008 and annually thereafter.

Following is a summary of the Company’s (and its share of unconsolidated ventures) actual defined benefit pension and Other Benefit expense and funding for the years 2001 and 2002 and estimates for 2003 and 2004 incorporating the changes in assumptions, expected asset returns, existing plan provisions and increased mine ownerships:

		(In Millions)

	Defined
	Benefit Pensions		Other Benefits

	Expense	Funding	Expense	Funding

2001	$4.4	$.4	$15.8	$7.7
2002	7.2	1.1	21.5	16.8
2003 Estimated	28.6	2.7	35.3	21.6
2004 Estimated	33.8	10.5	37.9	25.4

Due to the sharp decline in the value of the equity holdings of its various pension trusts, lower interest rates utilized in discounting liabilities, and the Company’s increased ownership in mines at December 31, 2002, the Company recorded, in accordance with SFAS No. 87, “Employer’s Accounting for Pension”, an additional minimum pension liability of $180.4 million, which resulted in a 2002 charge directly to shareholders equity of $109.7 million in 2002. The charge to equity does not run through the “Statement of Operations”, and in concept, represents the current state of the pension plans as if they were frozen in time. Additionally, the charge does not affect pension funding requirements in the near term.

Environmental and Closure Obligations

At December 31, 2002, the Company had environmental and closure obligations, including its share of the obligations of ventures, of $95.5 million ($70.6 million at December 31, 2001), of which $9.8 million is current. Payments in 2002 were $8.3 million (2001 — $5.6 million). The obligations at December 31, 2002 include certain responsibilities for environmental remediation sites, $18.3 million, closure of LTV Steel Mining Company (“LTVSMC”), $41.1 million, and obligations for closure of the Company’s five operating mines, $36.1 million, reflecting implementation of SFAS No. 143 “Asset Retirement Obligations” effective January 1, 2002.

The LTVSMC closure obligation resulted from an October 2001 transaction where subsidiaries of the Company and Minnesota Power, a business of Allete, Inc. acquired LTV’s assets of LTVSMC in Minnesota for $25.0 million (Company share $12.5 million). As a result of this transaction the Company received a payment of $62.5 million from Minnesota Power and assumed environmental and certain facility closure obligations of $50.0 million.

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

The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2002, the notional amounts of the outstanding forward contracts were $4.6 million (Company share — $3.7 million), with an unrecognized fair value gain of $1.2 million (Company share — $1.0 million) based on December 31, 2002 forward rates. The contracts mature at various times through April 2003. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $.6 million (Company share — $.5 million).

The Company has $55 million of long-term debt outstanding with a fixed interest rate of 7.0 percent through December 15, 2003, increasing to 9.5 percent through December 15, 2004, and 10.5 percent to maturity on December 15, 2005. A hypothetical increase or decrease of 10 percent from 2002 year-end interest rates would change the fair value of the senior unsecured notes by $.8 million.

A portion of the Company’s operating costs related to Wabush Mines are subject to change in the value of the Canadian dollar; however, the Company does not hedge its exposure to changes in the Canadian dollar.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. Management believes that the following critical accounting policies and practices incorporate estimates and judgments have the most significant impact on the Company’s financial statements.

Iron Ore Reserves

The Company regularly evaluates its economic iron ore reserves and updates them as required in accordance with SEC Industry Guide 7. The estimated ore reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the ore reserve could require increases in capital and development expenditures. Alternatively, changes in economic conditions, or the expected quality of ore reserves could decrease capacity or ore reserves. Technological progress could alleviate such factors or increase capacity or ore reserves. Significant reductions were made to the ore reserves at Empire and Wabush Mines in the fourth quarter of 2002 due to increasing mining and processing costs. The Company uses its ore reserve estimates to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. See Note 5 – “Environmental and Mine Closure Obligations” (Mine Closure) in the Notes to Consolidated Financial Statements. Since the liability represents the present value of the expected future obligation, a significant change in ore reserves would have a substantial effect on the recorded obligation. The Company also utilizes economic ore reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in ore reserves could significantly affect these items.

Asset Retirement Obligations

The accrued mine closures obligations for the Company’s active mining operations reflects the adoption of SFAS No. 143 effective January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of the mining operations. The Company’s obligations are determined based on detailed estimates adjusted for factors that an outside party would consider (i.e., inflation, overhead and profit), which were escalated (at an assumed 3 percent) to the estimated closure dates, and then discounted using a credit adjusted risk free interest rate of 10.25 percent. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. See Note 5 – “Environmental and Mine Closure Obligations” (Mine Closure) in the Notes to Consolidated Financial Statements.

Asset Impairment

The Company monitors conditions that indicate that the carry value of an asset or asset group may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than its carrying value, utilizing an undiscounted probability-weighted analysis. If the analysis indicates the asset is impaired, the carrying value is adjusted to fair value. The impairment analysis and fair value determination can result in significantly different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, and future iron ore prices and production costs. See Note 1 – “Operations and Customers” (Empire Mine) and Note 3 – “Discontinued Operation” in the Notes to Consolidated Financial Statements.

Environmental Remediation Costs

The Company has a formal code of environmental protection and restoration. The Company’s obligations for known environmental problems at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the estimate can only be estimated as a range of possible amounts, with no specific amount being most likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available, or changes in regulatory requirements result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value. Potential insurance recoveries are not recognized until realized.

Employee Retirement Benefit Obligations

Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and postretirement benefit plans (primarily retiree healthcare benefits) offered by the Company and its ventures, are evaluated periodically by management in conjunction with outside actuaries. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, and the medical care cost trend are reviewed annually. Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are determined in conjunction with outside actuaries. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on the Company’s financial condition due to the magnitude of the Company’s retirement obligations. See “Pensions and Other Postretirement Benefits” in this section and Note 8 – “Retirement Related Benefits” in the Notes to Consolidated Financial Statements.

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. The Company recorded a valuation allowance in 2002 for its net deferred tax assets and net loss carryforwards in recognition of the uncertainty of their realization. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if the Company determines that it expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made. See Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Cautionary Statements

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available financial, economic and competitive data, along with the Company’s operating plans, and are subject to certain future events and uncertainties. We caution readers that in addition to factors described elsewhere in this report, the following factors, among others, could cause the Company’s actual results in 2003 and thereafter to differ significantly from those expressed.

Steel Company Customers: More than 95 percent of the Company’s revenue is derived from the North American integrated steel industry, consisting of fourteen current or potential customers. Of the fourteen companies (not all of whom are current customers or partners of the Company), three companies are in reorganization, and certain others have experienced financial difficulties. The Company’s sales are concentrated with a relatively few number of customers. Loss of major sales contracts or the failure of customers to perform under existing arrangements due to financial difficulties could adversely affect the Company. Rejection of major contracts and/or partner agreements by customers and/or partners under provisions related to bankruptcy/reorganization represents a major uncertainty.

Demand for Iron Ore Pellets: Demand for iron ore is a function of the operating rates for the blast furnaces of North American steel companies. The restructuring of the steel industry is likely to result in a reduction of integrated steelmaking capacity over time, and thereby reduce iron ore consumption. Demand for iron ore can be displaced by lower iron production in North America due to imports of finished and semi-finished steel, replacement by electric furnace production, or insufficient resources to reline or adequately maintain blast furnaces. Most of the Company’s sales contracts are requirements-based or provide for flexibility of volume above a minimum level.

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

Litigation; Taxes; Environmental Exposures: The Company’s operations are subject to various governmental, tax, environmental and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. While the Company carries liability insurance which it believes to be appropriate to its businesses, and has provided accounting reserves, in accordance with SFAS No. 5, for such matters which it believes to be adequate, an unanticipated liability or increase in a currently identified liability arising out of litigation, tax, or environmental proceeding could have a material adverse effect on the Company.

The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 7.A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

(Information regarding Market Risk of the Company is presented under the caption “Market Risk”, which is included in Item 7 and is incorporated by reference and made a part hereof).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)
	December 31

	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61.8	$183.8
Trade accounts receivable — net	14.1	19.9
Receivables from associated companies	9.0	12.1
Product inventories	111.2	84.8
Supplies and other inventories	73.2	29.0
Deferred and refundable income taxes	1.5	20.9
Other	29.7	12.2

TOTAL CURRENT ASSETS	300.5	362.7
PROPERTIES
Plant and equipment	368.6	212.1
Minerals	22.2	18.6

	390.8	230.7
Allowances for depreciation and depletion	(111.9)	(93.3)

Total Continuing Operations	278.9	137.4
Discontinued operation (Note 3)		122.9

TOTAL PROPERTIES	278.9	260.3
INVESTMENTS IN ASSOCIATED IRON ORE VENTURES	1.5	131.7
OTHER ASSETS
Long-term receivables	63.9
Prepaid pensions		46.1
Intangible pension asset	31.7	1.4
Other investments	27.8	3.3
Deposits and miscellaneous	25.8	19.5

TOTAL OTHER ASSETS	149.2	70.3

TOTAL ASSETS	$730.1	$825.0

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

		(In Millions)
		December 31

		2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit facility	$		$100.0
Current portion of long-term debt		20.0
Accounts payable		54.8	14.1
Accrued employment costs		60.1	13.9
Accrued expenses		17.6	24.8
Payables to associated companies		14.1	16.0
State and local taxes		13.2	8.1
Environmental and mine closure obligations		9.8	9.1
Other		15.2	3.8

TOTAL CURRENT LIABILITIES		204.8	189.8
LONG-TERM DEBT		35.0	70.0
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions, including minimum pension liability		151.3	3.4
Other post-retirement benefits		109.1	65.8

		260.4	69.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS		84.7	59.2
OTHER LIABILITIES		46.0	36.7

TOTAL LIABILITIES		630.9	424.9
MINORITY INTEREST
Iron ore venture		19.9
Discontinued operation			25.9
SHAREHOLDERS’ EQUITY
Preferred Stock — no par value Class A - 500,000 shares authorized and unissued Class B - 4,000,000 shares authorized and unissued
Common Shares — par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares		16.8	16.8
Capital in excess of par value of shares		69.7	66.2
Retained income		288.4	476.7
Cost of 6,643,730 Common Shares in Treasury (2001 - 6,685,988 shares)		(182.2)	(183.3)
Accumulated other comprehensive loss		(110.7)	(1.0)
Unearned compensation		(2.7)	(1.2)

TOTAL SHAREHOLDERS’ EQUITY		79.3	374.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$730.1	$825.0

See notes to consolidated financial statements.

Statement of Consolidated Operations
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31

	2002	2001	2000

REVENUES
Product sales and services
Iron ore	$510.8	$301.5	$363.9
Freight and minority interest	75.6	17.8	15.5

Total product sales and services	586.4	319.3	379.4
Royalties and management fees	12.2	29.8	36.5
Interest income	4.8	3.8	2.9
Insurance recoveries	3.5	.4	15.3
Other income	10.2	9.8	6.7

Total Revenues	617.1	363.1	440.8
COSTS AND EXPENSES
Cost of goods sold and operating expenses	582.7	358.7	366.0
Impairment of mining assets	52.7
Administrative, selling and general expenses	23.8	15.2	18.7
Interest expense	6.6	8.8	4.9
Loss on common stock investment			10.9
Other expenses	8.6	9.1	10.4

Total Costs and Expenses	674.4	391.8	410.9

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(57.3)	(28.7)	29.9
INCOME TAXES (CREDIT)	9.1	(9.2)	3.2

INCOME (LOSS) FROM CONTINUING OPERATIONS	(66.4)	(19.5)	26.7
(LOSS) FROM DISCONTINUED OPERATION (Note 3)	(108.5)	(12.7)	(8.6)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(174.9)	(32.2)	18.1
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(13.4)	9.3

NET INCOME (LOSS)	$(188.3)	$(22.9)	$18.1

NET INCOME (LOSS) PER COMMON SHARE — BASIC
Continuing operations	$(6.58)	$(1.93)	$2.57
Discontinued operation	(10.72)	(1.26)	(.83)
Cumulative effect of accounting change	(1.32)	.92

NET INCOME (LOSS)	$(18.62)	$(2.27)	$1.74

NET INCOME (LOSS) PER COMMON SHARE — DILUTED
Continuing operations	$(6.58)	$(1.93)	$2.55
Discontinued operation	(10.72)	(1.26)	(.82)
Cumulative effect of accounting change	(1.32)	.92

NET INCOME (LOSS)	$(18.62)	$(2.27)	$1.73

AVERAGE NUMBER OF SHARES (In thousands)
Basic	10,117	10,073	10,393
Diluted	10,117	10,073	10,439

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
Cleveland-Cliffs Inc and Consolidated Subsidiaries

		(In Millions,
	Brackets Indicate Cash Decrease)
	Year Ended December 31

	2002	2001	2000

CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(66.4)	$(19.5)	$26.7
Adjustments to reconcile net income (loss) to net cash from operations:
Impairment of mining assets (Note 1)	52.7
Depreciation and amortization:
Consolidated	25.5	12.6	12.7
Share of associated companies	8.4	10.8	12.7
Asset retirement obligation	1.9
Deferred income taxes	13.9	(12.8)	9.6
Gain on sale of assets	(6.2)	(5.6)	(.7)
Loss on common stock investment			10.9
Other	(1.8)	3.8	(.2)

Total before changes in operating assets and liabilities	28.0	(10.7)	71.7
Changes in operating assets and liabilities:
Inventories and prepaid expenses	(15.2)	(13.1)	(50.1)
Receivables	21.6	37.4	19.1
Payables and accrued expenses	6.5	15.3	(9.1)

Total changes in operating assets and liabilities	12.9	39.6	(40.1)

Net cash from operating activities	40.9	28.9	31.6
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(8.6)	(3.2)	(12.7)
Share of associated companies	(2.0)	(4.0)	(5.6)
Investment in steel companies equity and debt	(27.4)
Investment in power-related joint venture	(6.0)	(3.0)
Proceeds from sale of assets	8.2	11.0	.9
Other		(.7)	(.3)

Net cash (used by) from investing activities	(35.8)	.1	(17.7)
FINANCING ACTIVITIES
Borrowings (repayments) under revolving credit facility	(100.0)	100.0
Repayment of long-term debt	(15.0)
Proceeds from LTVSMC transaction		50.0
Dividends		(4.1)	(15.7)
Repurchases of Common Shares			(15.6)
Contributions by minority shareholder	.3

Net cash (used by) from financing activities	(114.7)	145.9	(31.3)

CASH FROM (USED BY) CONTINUING OPERATION	(109.6)	174.9	(17.4)
CASH USED BY DISCONTINUED OPERATION	(12.4)	(21.0)	(20.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(122.0)	153.9	(37.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	183.8	29.9	67.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$61.8	$183.8	$29.9

Taxes paid on income	$.5	$6.2	$1.0
Interest paid on debt obligations	$6.7	$9.0	$4.9

See notes to consolidated financial statements.

Statement of Consolidated Shareholders’ Equity
Cleveland-Cliffs Inc and Consolidated Subsidiaries

			(In Millions)

					Other
		Capital In			Compre-
		Excess of		Common	hensive	Unearned
	Common	Par Value	Retained	Shares in	Income	Compen-
	Shares	of Shares	Income	Treasury	(Loss)	sation	Total

January 1, 2000	$16.8	$67.1	$501.3	$(171.5)	$(5.2)	$(1.2)	$407.3
Comprehensive income
Net income			18.1				18.1
Other comprehensive income
Unrealized losses on securities					(1.2)		(1.2)
Reclassification adjustment-loss included in net income					6.4		6.4

Total comprehensive income							23.3
Cash dividends — $1.50 a share			(15.7)				(15.7)
Stock and other incentive plans		.1		3.1		(.8)	2.4
Repurchases of Common Shares				(15.6)			(15.6)
Other		.1		.2			.3

December 31, 2000	16.8	67.3	503.7	(183.8)		(2.0)	402.0
Comprehensive loss
Net loss			(22.9)				(22.9)
Other comprehensive loss
Minimum pension liability					(1.0)		(1.0)

Total comprehensive loss							(23.9)
Cash dividends — $.40 a share			(4.1)				(4.1)
Stock and other incentive plans		(.9)		.5		.8	.4
Other		(.2)					(.2)

December 31, 2001	16.8	66.2	476.7	(183.3)	(1.0)	(1.2)	374.2
Comprehensive loss
Net loss			(188.3)				(188.3)
Other comprehensive loss
Minimum pension liability					(109.7)		(109.7)

Total comprehensive loss							(298.0)
Stock and other incentive plans		3.5		1.1		(1.5)	3.1

December 31, 2002	$16.8	$69.7	$288.4	$(182.2)	$(110.7)	$(2.7)	$79.3

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc and Consolidated Subsidiaries

Accounting Policies

     Business: The Company is the largest supplier of iron ore pellets to integrated steel companies in North America. The Company manages and owns interests in North American mines and owns ancillary companies providing transportation and other services to the mines.

     Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (“Company”), including:

•	Tilden Mining Company L.C. (“Tilden”) in Michigan; consolidated since January 31, 2002, when the Company increased its ownership from 40 percent to 85 percent;

•	Empire Iron Mining Partnership (“Empire”) in Michigan; consolidated effective December 31, 2002, when the Company increased its ownership from 35 percent to 79 percent;

•	100 percent of Wabush Iron Co. Limited (“Wabush Iron”); consolidated since August 29, 2002 when Acme Steel Company rejected its interest in Wabush Iron; Wabush Iron owns 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada.

     Intercompany accounts are eliminated in consolidation. At December 31, 2002, “Investments in Associated Iron Ore Ventures” primarily includes Wabush Iron’s equity interest in certain Wabush Mines related entities, which the Company does not control. The Company’s equity interest in Hibbing Taconite Company (“Hibbing”), an unincorporated Joint Venture in Minnesota, was a net liability at December 31, 2002, and accordingly, was classified as “Payables to associated companies”. Cliffs and Associates Limited (“CAL”) results are included in “Discontinued Operation” in the Statement of Consolidated Operations. See Note 3 - Discontinued Operation.

     Revenue Recognition: Revenue is recognized on sales of products when title has transferred, and on services when performed. Revenue from product sales includes reimbursement for freight charges ($38.7 million — 2002; $17.8 million — 2001; $15.5 million — 2000) paid on behalf of customers and cost reimbursement of $36.9 million since January 31, 2002 from a minority interest partner for its contractual share of mine costs. Royalty and management fee revenue from venture participants is recognized on production.

     Business Risk: The major business risk faced by the Company, as it increases its merchant position, is lower customer consumption of iron ore from the Company’s mines which may result from competition from other iron ore suppliers; increased use of iron ore substitutes, including imported semi-finished steel; customers rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. The Company’s sales are concentrated with a relatively few number of customers. Unmitigated loss of sales would have a greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business in the near term and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a venturer would accelerate substantial employment and mine shutdown costs. See Note 1 — Operations and Customers.

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

     Derivative Financial Instruments: In the normal course of business, the Company enters into forward contracts for the purchase of commodities, primarily natural gas, which are used in its operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.

     Inventories: Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost of iron ore inventories was $6.5 million and $7.8 million at December 31, 2002 and 2001, respectively. Supplies and other inventories reflect the average cost method.

     Iron Ore Reserves: The Company reviews the iron ore reserves based on current expectations of revenues and costs, which are subject to change. Iron ore reserves include only proven and probable quantities of ore which can be economically mined and processed utilizing existing technology. Asset retirement obligations reflect remaining economic iron ore reserves.

     Properties: Properties are stated at cost. Depreciation of plant and equipment is computed principally by straight-line methods based on estimated useful lives, not to exceed the estimated economic iron ore reserves. Depreciation is provided over the following estimated useful lives:

Buildings	45 Years
Mining Equipment	10 to 20 Years
Processing Equipment	15 to 45 Years
Information Technology	2 to 7 Years

     Depreciation is not adjusted when operations are temporarily idled.

     Asset Impairment: The Company monitors conditions that may affect the carrying value of its long-lived and intangible assets when events and circumstances indicate that the carrying value of the assets may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than the carrying value of the asset, using an undiscounted probability-weighted analysis. If projected undiscounted cash flows are less than the carrying value of the asset, the assets are adjusted to their fair value. See Note 1 - Operations and Customers and Note 3 — Discontinued Operation.

     Repairs and Maintenance: The cost of power plant major overhauls is amortized over the estimated useful life, which is the period until the next scheduled overhaul, generally 5 years. All other planned and unplanned repairs and maintenance costs are expensed during the year incurred.

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

     Stock Compensation: In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

		(In Millions)

		Pro Forma

	2002	2001	2000

Net income (loss) as reported	$(188.3)	$(22.9)	$18.1
Stock-based employee compensation:
Add expense included in reported results	2.0	.1	.6
Deduct fair value based method	(2.7)	(1.0)	(1.6)

Pro forma net income (loss)	$(189.0)	$(23.8)	$17.1

Earnings (loss) per share:
Basic-as reported	$(18.62)	$(2.27)	$1.74

Basic-pro forma	$(18.69)	$(2.36)	$1.65

Diluted-as reported	$(18.62)	$(2.27)	$1.73

Diluted-pro forma	$(18.69)	$(2.36)	$1.64

     The market value of restricted stock awards and performance shares is charged to expense over the vesting period.

     Research and Development Costs: Research and development costs, principally relating to the Mesabi Nugget project at the Northshore Mine in Minnesota, are expensed as incurred. Mesabi Nugget project costs of $1.9 million and $.1 million in 2002 and 2001, respectively, were included in “Other expenses”.

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

     Accounting and Disclosure Changes: Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost. Previously, the Company utilized a method that deferred and amortized realized and unrealized gains and losses over five years for most pension plans. Under the new accounting method, the market value of plan assets reflects realized and unrealized gains and losses from current year performance in the following year. The Company believes the new method results in improved financial reporting because the method more closely reflects the fair value of its pension assets at the date of reporting. The cumulative effect of this accounting change related to prior years was a one-time non-cash credit to income of $9.3 million ($14.3 million pre-tax) recognized as of January 1, 2001. The effect of the change in accounting was $.1 million of income on year 2001 results. The pro forma effect of this change, as if it had been made for 2000, would be to increase net income $1.8 million or $.17 per share.

     Effective January 1, 2002, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The cumulative effect of this accounting change related to prior years was a one-time non-cash charge to income of $13.4 million (net of $3.3 million recorded under the Company’s previous mine closure accrual method) recognized as of January 1, 2002. The net effect of the change was $1.9 million of additional expense in year 2002 results. The pro forma effect of this charge, as if it had been made for 2001 and 2000, would be to decrease net income by $.8 million and $.8 million, respectively. (Note 5 — Environmental and Mine Closure Obligation).

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 did not have a significant impact on the Company’s financial results.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company’s adoption of this statement in the first quarter of 2002 did not have a significant impact.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” when the liability is incurred and not as a result of an entity’s commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a significant impact on the Company’s financial results.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company expects to adopt the fair-value based method in 2003 and is evaluating the alternative transition methods, but does not anticipate that the adoption will have a significant effect on the Company’s financial results.

Note 1 — Operations and Customers

     During 2002, the Company increased its ownership in four iron ore mines and entered into significant long-term sales agreements with several integrated steel company customers.

Empire Mine

     Effective December 31, 2002, the Company increased its ownership in Empire from 35 percent to 79 percent for assumption of mine liabilities. Under terms of the agreement, the Company has indemnified Ispat Inland Inc. (“Ispat Inland”), a subsidiary of Ispat International N. V., from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat Inland of $120.0 million, recorded at a present value of $58.8 million at December 31, 2002 ($53.8 million classified as “Long-term receivable” with the balance current) over the 12 year life of a new sales agreement. A subsidiary of Ispat Inland retains a 21 percent ownership in Empire, for which it has the unilateral right to put the interest to the Company in five years. The Company is the sole supplier of pellets purchased by Ispat Inland for the term of the sales agreement. As a result of this transaction, the Company’s consolidated results at December 31, 2002 include Empire’s financial position; previously the Company’s investment in Empire had been accounted for utilizing the “equity method” and was included in “Investment in Associated Iron Ore Ventures.”

     Prior to the foregoing agreement, Ispat Inland and the Company funded total fixed obligations of Empire in proportion to their 40 percent and 35 percent respective ownerships under an interim agreement after a subsidiary of LTV Corporation (“LTV”) discontinued meeting its 25 percent Empire ownership obligations in November, 2001. LTV, which had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, rejected its Empire ownership in March, 2002.

     As a result of increasing production costs at Empire, revised economic mine-planning studies were completed in the fourth quarter of 2002. Based on the outcome of these studies, the economic ore reserves at Empire were reduced from 116 million tons of pellets at December 31, 2001 to 63 million tons of pellets at December 31, 2002. Subsequently, the Company concluded that the assets of Empire were impaired, based on an undiscounted probability-weighted cash flow analysis. The Company recorded an impairment charge of $52.7 million at December 31, 2002 to write off the recorded carrying value of the long-lived assets of Empire.

Tilden Mine

     On January 31, 2002, the Company increased its ownership in Tilden to 85 percent with the acquisition of Algoma Steel Inc.’s (“Algoma”) interest in Tilden for assumption of mine liabilities. The acquisition increased the Company’s annual production capacity by 3.5 million tons. Concurrently, a sales agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period.

Hibbing Mine

     In July 2002, the Company acquired (effective retroactive to January 1, 2002) an 8 percent interest in Hibbing from Bethlehem Steel Corporation (“Bethlehem”) for the assumption of mine liabilities associated with the interest. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Bethlehem continues to fund its Hibbing obligations and consume iron ore from the mine. At the time of the filing, the Company had a trade receivable of approximately $1.0 million, which has been reserved.

Wabush Mine

     In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme Metals Incorporated (collectively “Acme”), which had been under Chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, the Company’s interest increased from 22.78 percent to 26.83 percent. Acme had discontinued funding its Wabush obligations in August 2001.

Effect of Mine Ownership Increases

     While none of the increases in mine ownerships during 2002 required cash payments or assumption of debt, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Obligations totaled approximately $163 million, primarily related to employment legacy obligations at Empire and Tilden mines, partially offset by non-capital long-term assets, principally the $58.9 million Ispat Inland long-term receivable ($5.0 million current).

Customers

     In April 2002, International Steel Group Inc. (“ISG”) purchased the principal steelmaking and finishing assets of LTV, and the Company signed a long-term agreement to supply iron ore pellets to ISG. The Company became the sole supplier of pellets purchased by ISG for these facilities for a 15-year period beginning in 2002. Sales over the remainder of the contract term will depend on ISG’s pellet requirements. The Company invested $13.0 million in the second quarter and $4.4 million in the third quarter in ISG common stock, representing approximately 7 percent of ISG’s equity. The investment is being accounted for under the “cost method” and is included in “Other investments.”

     In July 2002, the Company amended its iron ore pellet sales agreement with Rouge Industries, Inc. (“Rouge”), which provides that the Company will be the sole supplier of iron ore pellets to Rouge. Rouge is expected to purchase in excess of 3 million tons per year beginning in 2003, and has annual minimum obligations through 2007. The Company also loaned $10 million to Rouge on a secured basis, with final maturity in 2007. The loan is classified as “held-to-maturity” and recorded at cost in “Long-term receivables”, with periodic interest accruing to “Interest income.”

     In January 2002, the Company invested $7.4 million ($3.0 million in 2001) in a new joint venture to acquire certain power-related assets in a purchase-leaseback arrangement. The investment, which is included in “Other investments” is accounted for utilizing the “equity method.”

Note 2 — Investments in Associated Iron Ore Ventures

     The Company’s investments in associated iron ore ventures were $1.5 million, and $131.7 million at December 31, 2002 and 2001, respectively.

     The Company’s investments at December 31, 2002 primarily consisted of Wabush Iron’s equity interest in certain Wabush Mines related entities. The Company’s investments in Empire, Tilden and Wabush Iron, previously accounted for as equity investments, have been consolidated as a result of the Company’s ownership increases in 2002. The Company’s equity interest in Hibbing was a net liability of $5.7 million at December 31, 2002, and accordingly, was reclassified to “Payables to associated companies.” The December 31, 2001 investments of $131.7 million were comprised of Tilden, $84.5 million, Empire, $22.5 million, Wabush Iron, $21.0 million and Hibbing, $3.7 million. The increase in Properties (continuing operations) at December 31, 2002 as compared to December 31, 2001 primarily reflected the consolidation of Tilden.

Note 3 — Discontinued Operation

     In the fourth quarter of 2002, the Company exited the ferrous metallics business and abandoned its 82 percent investment in CAL, an HBI facility located in Trinidad and Tobago. For the year 2002, the Company reported a loss from discontinued operation of $108.5 million, consisting of $97.4 million of impairment charges and $11.1 million of idle expense. In the third quarter 2002, due to uncertainties concerning the HBI market, operating costs and volume, and startup timing, the Company determined that CAL was impaired. Accordingly, the carrying value of the long-lived assets was written off, resulting in an impairment charge of $95.7 million, net of minority interest. In the fourth quarter, the Company wrote-off its remaining investment in CAL’s net current assets of $1.7 million, net of minority interest, resulting in total impairment charges of $97.4 million for the year. The Company expects CAL to be liquidated by the CAL creditors, and accordingly, has reflected no on-going obligations of CAL.

     Excluding the impairment charges, the Company’s share of idle costs on a pre-tax basis was $11.1 million in 2002 compared to a pre-tax loss of $19.6 million in 2001 ($12.7 million after-tax) and pre-operating expense of $13.3 million in 2000 ($8.6 million after-tax). CAL operated for a portion of 2001 and generated net sales of $11.1 million.

     Included in the Statement of Consolidated Financial Position are assets and liabilities of CAL at December 31, 2001, as follows:

Working Capital
Current assets	$10.1
Current liabilities	(13.8)

Working Capital Deficit	(3.7)
Properties
Plant and equipment	127.3
Allowance for depreciation and amortization	(4.4)

Total Properties	122.9
Minority Interest	(25.9)

Total	$93.3

     All assets and liabilities of CAL have been eliminated at year-end 2002.

Note 4 — Segment Reporting

     In 2002, the Company operated in one reportable segment offering iron products and services to the steel industry. The ferrous metallics segment, which included the Company’s CAL operations, was discontinued in 2002.

     Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)

	2002	2001	2000

Revenue(1)
United States	$448.3	$328.7	$366.6
Canada	145.5	14.1	38.7
Other Countries	4.8	6.3	10.6

Total from Continuing Operations	598.6	349.1	415.9
Discontinued Operation		11.1

	$598.6	$360.2	$415.9

Long-Lived Assets(2)
United States	$266.0	$272.9	$296.5
Canada	12.9	15.5	15.0

Total from Continuing Operations	278.9	288.4	311.5
Discontinued Operation		122.9	119.1

	$278.9	$411.3	$430.6

(1)	Revenue is attributed to countries based on the location of the customer and includes both “Product sales and services” and “Royalties and management fees” revenues.

(2)	Net properties include Company’s share of unconsolidated ventures.

     Following is a summary of the Company’s significant customers measured as a percent of “Product sales and services” and “Royalties and management fees” revenues from continuing operations:

	Percent of Revenues

Customer	2002	2001	2000

ISG	20%
Weirton Steel Company	19	25%	20%
Algoma	16	5	6
Rouge	9	10	14
AK Steel Company	7	14	15
WCI Steel, Inc.	7	10	10
LTV		11	3
Others	22	25	32

	100%	100%	100%

Note 5 — Environmental and Mine Closure Obligations

     At December 31, 2002, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $95.5 million, of which $9.8 million was classified as current. Payments in 2002 were $8.3 million (2001 — $5.6 million; 2000 — $1.9 million). Following is a summary of the obligations:

	{(In Millions)}

	2002	2001

Environmental	$18.3	$20.1
Mine Closure
LTV Steel Mining Company	41.1	47.2
Operating Mines	36.1	3.3

Total Mine Closure	77.2	50.5

Total Environmental and Mine Closure	$95.5	$70.6

Environmental

     Included in the obligation are environmental liabilities of $18.3 million. The Company’s obligations for known environmental remediation exposures at active and closed mining operations, and other sites have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.

     The environmental liability includes the Company’s obligations related to seven sites which are independent of the Company’s iron mining operations. These include three State and Clean Water Act sites where the Company is named as a potentially responsible party, the Rio Tinto mine site in Nevada, where significant site clean-up activities have taken place, and the Kipling and Deer Lake sites in Michigan.

     In 1984, the Company entered into a Consent Judgment with the State of Michigan regarding mercury contamination in Deer Lake. Although the Company has not admitted liability for the alleged contamination, it has been working with the State of Michigan since 1984 to evaluate the environmental and resource impacts of mercury at the site. The Company incurred costs totaling an estimated $2 million since 1984. In 1985, Deer Lake was designated as a “Great Lakes Area of Concern”, a designation which identifies the site as a beneficial use impairment to be remediated. The Company has worked closely with the State of Michigan and its Department of Environmental Quality (“MDEQ”) in evaluating the nature and sources of mercury at the site. In the fourth quarter of 2002, the Company and MDEQ have come to conceptual agreement on the scale of a remedial action plan, which would not include dredging of the contaminated sediments. Details of the agreement have yet to be negotiated; however, the Company expects that the remediation costs will approximate $3 million.

     Additionally, in September 2002, the Company received a draft of a proposed Administrative Consent Order from the United States Environmental Protection Agency for cleanup and reimbursement of costs associated with the Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of the Company during the years 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party who will assume obligations for both removal under the Administrative Consent Order with the EPA (“Consent Order”), which Consent Order was executed by the Company and the third party, and remediation. As a result, the Company has substantially eliminated its obligations related to this site, and has adjusted its December 31, 2002 reserve accordingly.

     Also, the environmental obligation includes non-operating locations in Michigan, including ten former iron ore related sites and twelve leased land sites and miscellaneous remediation obligations at the Company’s operating units.

Mine Closure

     The mine closure obligation of $77.2 million represents the accrued obligation at December 31, 2002 for the closed operation formerly known as the LTV Steel Mining Company (LTVSMC), $41.1 million, and for the Company’s five operating mines. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company and Minnesota Power, a business of Allete, Inc. acquired LTV’s assets of LTVSMC in Minnesota for $25 million (Company share $12.5 million). As a result of this transaction, the Company received a payment of $62.5 million from Minnesota Power and assumed environmental and certain facility closure obligations of $50.0 million, which at December 31, 2002 have declined to $41.1 million reflecting activity to date.

     The accrued closure obligation for the Company’s active mining operations of $36.1 million reflects the adoption of SFAS No. 143 effective January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates, and then discounted using a credit adjusted risk-free interest rate of 10.25 percent. The closure date, for each location, was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment will be recognized over the estimated mine lives for each location. Upon adoption on January 1, 2002, the Company’s share of obligation, including its unconsolidated ventures, was a present value liability, $17.1 million, a net increase to plant and equipment, $.4 million, and net cumulative effect charge, $13.4 million. The net cumulative effect charge reflected the offset of $3.3 million of accruals made under the Company’s previous mine closure accrual method. The net effect of adopting the asset retirement obligation on January 1, 2002 on current year results was $1.9 million. The pro forma effect, as if it had been made for 2001 and 2000, is as follows:

	(In Millions)

	Pro forma

	2001	2000

Net income (loss) as reported	$(22.9)	$18.1
Effect of adoption	(.8)	(.8)

Net income (loss)	$(23.7)	$17.3

Per share (diluted) as reported	(2.27)	1.73
Effect of adoption	(.08)	(.07)

Total	$(2.35)	$1.66

Note 6 — Debt

     In December 2002, the Company amended its $70 million senior unsecured note agreement. As part of the negotiation, the Company paid and expensed an amendment fee of $1.2 million. The amended agreement contains various covenants, including limitations on incurrence of additional debt, leases, and disposition of assets, and a minimum EBITDA requirement and coverage ratio. The Company was in compliance with the amended covenants at December 31, 2002. The Company made a principal payment of $15 million on December 31, 2002, to reduce the amount outstanding to $55 million at the end of 2002. In addition, scheduled principal payments of $20 million in December 2003, $20 million in December 2004 and $15 million in December 2005 are required. Scheduled payments may be accelerated for realization of excess cash flows and certain asset sales; the notes may be paid-off at any time without penalty. The interest rate remains at 7.0 percent through December 15, 2003, increases to 9.5 percent from December 15, 2003 through December 14, 2004, and to 10.5 percent from December 14, 2004 to maturity of the agreement on December 15, 2005.

     In the fourth quarter 2002, the Company repaid $100 million on its revolving credit facility and terminated the agreement. The Company had no unsecured letters of credit outstanding at December 31, 2002.

Note 7 — Lease Obligations

     The Company and its unconsolidated ventures lease certain mining, production, and other equipment under operating leases. The Company’s operating lease expense, including its share of unconsolidated ventures, was $25.3 million in 2002, $13.1 million in 2001 and $12.9 million in 2000.

     Assets acquired under capital leases by the Company, including its share of unconsolidated ventures, were $22.4 million and $10.1 million, respectively, at December 31, 2002 and 2001. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $8.8 million and $5.0 million at December 31, 2002 and 2001, respectively.

     Future minimum payments under capital leases and noncancellable operating leases, at December 31, 2002 were:

		(In Millions)

	Company's Share		Total

Year Ending	Capital	Operating	Capital	Operating
December 31	Leases	Leases	Leases	Leases

2003	$4.1	$24.7	$6.5	$45.0
2004	3.1	19.4	4.9	34.9
2005	2.0	15.6	3.0	25.7
2006	2.1	11.0	2.7	17.5
2007	2.9	7.3	3.1	10.3
2008 and thereafter	.8	10.8	.8	11.4

Total minimum lease payments	15.0	$88.8	21.0	$144.8

Amounts representing interest	2.6		3.3

Present value of net minimum lease payments	$12.4		$17.7

     The Company’s share of total minimum lease payments, $103.8 million, is comprised of the Company’s consolidated obligation of $84.0 million and the Company’s ownership share of unconsolidated ventures’ obligations of $19.8 million, principally related to Hibbing and Wabush.

Note 8 — Retirement Related Benefits

     The Company and its unconsolidated ventures offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, as part of a total compensation and benefits program. The following table summarizes the costs of these plans:

		(In Millions)

	2002	2001	2000

Defined benefit pension plans	$7.2	$4.4	$5.9
Defined contribution pension plans	1.9	2.2	2.4
Other postretirement benefits	21.5	15.8	9.9

	$30.6	$22.4	$18.2

     The defined benefit pension plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula. In addition, the Company and its unconsolidated ventures currently provide various levels of retirement health care and life insurance benefits (“Other Benefits”) to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most U.S. salaried plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most U.S. bargaining unit plans require retiree contributions and co-pays for major medical and prescription coverage. The Company does not provide Other Benefits for approximately 150 U.S. salaried employees hired after January 1, 1993. Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid.

     Due to the sharp decline in the value of the equity holdings of its various pension trusts, lower interest rates utilized in discounting liabilities, and the Company’s increased ownership in mines at December 31, 2002, the Company recorded, in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, an additional minimum pension liability. The Company’s net pension liability of $155.0 million at December 31, 2002 is primarily recorded as “Pensions, including minimum pension liability” of $151.3 million, with minor amounts reflected as equity investments.

     The following table presents a reconciliation of funded status of the Company’s plans, including its proportionate share of plans of its unconsolidated ventures, at December 31, 2002 and 2001, including the effects of increased mine ownerships in 2002:

		(In Millions)

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Change in plan assets
Fair value of plan assets at beginning of year	$317.9	$352.7	$23.2	$24.5
Actual return on plan assets	(27.2)	(15.8)	(4.0)	(1.1)
Contributions	1.1	.4	2.7	1.8
Effect of change in mines ownership share	162.9		26.8
Benefits paid	(30.4)	(19.4)		(2.0)

Fair value of plan assets at end of year	424.3	317.9	48.7	23.2
Change in benefit obligation
Benefit obligation at beginning of year	319.1	303.5	175.7	142.0
Service cost	8.4	6.1	3.4	2.1
Interest cost	31.3	23.2	15.0	12.0
Amendments	.3		(13.9)
Actuarial losses	35.0	6.3	28.2	28.4
Effect of change in mines ownership share	249.1		128.5
Effect of curtailment and special termination benefits	.5	(.6)		(.9)
Benefits paid	(30.4)	(19.4)	(14.1)	(7.9)

Benefit obligation at end of year	613.3	319.1	322.8	175.7

Funded status of the plan (underfunded)	(189.0)	(1.2)	(274.1)	(152.5)
Unrecognized prior service cost (credit)	33.4	24.7	(10.7)	.6
Unrecognized net actuarial loss	200.4	25.5	145.3	65.1
Unrecognized net asset at date of adoption	(14.0)	(12.5)
Additional minimum liability	(185.8)	(5.4)

Net prepaid benefit cost (liability)	$(155.0)	$31.1	$(139.5)	$(86.8)

Amounts recognized in the consolidated statements of financial position including Company’s share of unconsolidated ventures consist of:
Net prepaid benefit cost — (liability)	$(155.0)	$31.1
Additional minimum liability	(185.8)	(5.4)
Intangible asset	33.1	3.8
Accumulated other comprehensive loss	111.3	1.6
Effect of change in mines ownership share	41.4

Net amount recognized	$(155.0)	$31.1

Assumptions as of December 31
Discount rate	6.90%	7.50%	6.90%	7.50%
Expected long-term return on plan assets	9.00%	9.00%	8.64%	8.78%
Rate of compensation increase — average	4.19%	4.25%

		(In Millions)

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$8.4	$6.1	$5.9	$3.4	$2.1	$1.7
Interest cost	31.3	23.2	22.6	15.0	12.0	9.1
Expected return on plan assets	(35.0)	(31.0)	(29.0)	(3.0)	(2.1)	(2.1)
Amortization and other	2.5	6.1	6.4	6.1	3.8	1.2

Net periodic benefit cost	$7.2	$4.4	$5.9	$21.5	$15.8	$9.9

     Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund shutdown and early retirement obligations which are not included in the pension benefit obligations. For 2003, the Company, including its share of pension plans of its unconsolidated ventures, estimates net periodic benefit cost to be $28.6 million and cash contributions to be $2.7 million.

     The $139.5 million liability for Other Benefits is recorded as $109.1 million of long-term “Other post-retirement benefits,” $23.4 million of “Accrued employment costs,” with minor amounts reflected in equity investments.

     Assets for Other Benefits include deposits relating to insurance contracts and Voluntary Employee Benefit Association (“VEBA”) Trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The Company’s estimated annual contribution to the VEBAs will approximate $3.5 million in 2003 based on production. For 2003, the Company, including its share of Other Benefits plans of its unconsolidated ventures, estimates net periodic benefit cost to be $35.3 million and benefit payments to be $21.6 million.

     The Company’s assumed annual rate of increase in the per capita cost of covered health care benefits was 10.0 percent for 2003 (7.5 percent in 2002), decreasing 1 percent per year to an annual rate of 5.0 percent for 2008 and annually thereafter. A one percentage point change in this assumption would have the following effects:

	(In Millions)

	Increase	Decrease

Effect on total service and interest cost components in 2002	$4.1	$(3.2)
Effect on Other Benefits obligation as of December 31, 2002	52.5	(41.2)

     While the foregoing reflects the Company’s obligation including its proportionate share of unconsolidated mining ventures, total Company exposure in the event of non-performance of other venturers (at Hibbing and Wabush) is potentially greater. Following is a summary comparison of the total obligation including other venturers’ proportionate shares versus the Company’s share:

		(In Millions)
		December 31, 2002

	Company's Share		Total

	Defined		Defined
	Benefit	Other	Benefit	Other
	Pensions	Benefits	Pensions	Benefits

Fair value of plan assets	$424.3	$48.7	$556.9	$61.0
Benefit obligation	613.3	322.8	785.7	384.4

Underfunded status of plan	$(189.0)	$(274.1)	$(228.8)	$(323.4)

Additional shutdown and early retirement benefits	$166.7	$68.0	$234.4	$84.3

     Note 9 - Income Taxes

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	(In Millions)

	2002	2001

Deferred tax assets:
Pensions, including minimum pension liability	$41.9
Post-retirement benefits other than pensions	22.5	$22.5
Asset retirement obligation — cumulative effect	4.7
Loss carryforwards	22.7	32.8
Alternative minimum tax credit carryforwards	11.8	2.1
Product inventories	6.5	10.2
Other liabilities	27.3	18.9

Total deferred tax assets before valuation allowance	137.4	86.5
Deferred tax asset valuation allowance	(120.6)

Net deferred tax assets	16.8	86.5
Deferred tax liabilities:
CAL properties	4.6	30.4
Investment in ventures	2.2	18.2
Properties	10.0	10.6
Pensions		4.0
Other		18.7

Total deferred tax liabilities	16.8	81.9

Net deferred tax assets	$0	$4.6

     The deferred amounts are classified on the balance sheet as current or long-term in accordance with the asset or liability to which they relate.

     During 2002, the Company recorded a minimum pension obligation pursuant to SFAS No. 87 and asset retirement obligations pursuant to its adoption of SFAS No. 143. The Company also recorded impairment of its investments in CAL and Empire. The recording of these items caused the Company’s net deferred tax asset position to increase to a level that required a deferred tax valuation allowance. A valuation allowance reduces the Company’s deferred tax asset in recognition of uncertainty regarding full realization. A portion of the Company’s valuation allowance, $82.2 million, was recorded through the tax provision in the statement of operations. The balance, $38.4 million, was recorded directly to shareholders’ equity for the valuation allowance related to the future tax benefit on the other comprehensive loss from the minimum pension obligation.

     In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its net deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made. At December 31, 2002, deferred tax assets before valuation allowance include net operating loss carryforwards of $64.9 million that begin to expire in 2020.

     The components and allocation of the Company’s income taxes are as follows:

		(In Millions)

	2002	2001	2000

Income taxes (credits) from operations:
Current	$(4.8)	$(3.5)	$(5.9)
Deferred	13.9	(12.8)	4.4

	9.1	(16.3)	(1.5)
Cumulative effect of accounting change		5.0

Income tax expense (credit)	9.1	(11.3)	(1.5)
Other comprehensive loss		(.6)

Total	$9.1	$(11.9)	$(1.5)

     In March 2002, the “Job Creation and Worker Assistance Act of 2002” enacted by Congress increased the carryback period of net operating losses for tax years 2002 and 2001 from two years to five years. As a result, the Company was able to reduce its loss carryforwards. The Company received a cash refund in the second quarter of 2002 of $11.6 million, an increase of $7.7 million compared to the receivable recorded at December 31, 2001.

     Reconciliation of the Company’s income taxes to the taxes at the United States statutory rate follows:

		(In Millions)

	2002	2001	2000

Tax at statutory rate of 35 percent	$(62.7)	$(12.0)	$5.8
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(7.7)	(2.6)	(5.9)
Non-deductible expense		1.7	.5
Effect of state & foreign taxes	.2	.5	(.2)
Prior years’ tax adjustments	(3.6)	.1	(4.9)
Valuation allowance	82.2
Other items — net	.7	1.0	3.2

Income tax expense (credit)	$9.1	$(11.3)	$(1.5)

Note 10 — Fair Value of Financial Instruments

     The carrying amount and fair value of the Company’s financial instruments at December 31, 2002 and 2001 were as follows:

		(In Millions)

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$61.8	$61.8	$183.8	$183.8
Long-term receivable	53.8	53.8
Long-term note receivable	10.0	10.0
Long-term debt	55.0	55.0	70.0	66.1
Revolving credit facility			100.0	98.7

     At December 31, 2002 and 2001, the Company’s U.S. mining ventures had in place forward contracts for the purchase of natural gas in the notional amount of $4.6 million (Company share — $3.7 million) and $11.4 million (Company share — $5.4 million) respectively. The unrecognized fair value gain on the contracts at December 31, 2002, which mature at various times through April 2003, was estimated to be $1.2 million (Company share — $1.0 million) based on December 31, 2002 forward rates.

Note 11 — Stock Plans

     The 1992 Incentive Equity Plan, as amended in 1999, authorizes the Company to issue up to 1,700,000 Common Shares to employees upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid on awards made under the Plan. Such shares may be shares of original issuance, treasury shares, or a combination of both. Stock options may be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to repricing, and must be exercisable not later than ten years and one day after the date of grant. Common Shares may be awarded or sold to certain employees with disposition restrictions over specified periods.

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

     The Company recorded expense of $2.0 million in 2002, $.1 million in 2001, and $.9 million in 2000 relating to other stock-based compensation, primarily the Performance Share program.

     SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value method for valuing stock options had been applied. The Company’s pro forma information follows:

	2002	2001	2000

Net (loss) income (millions)	$(189.0)	$(23.8)	$17.1
Earnings (loss) per share:
Basic	$(18.69)	$(2.36)	$1.65
Diluted	$(18.69)	$(2.36)	$1.64

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000:

	2002	2001	2000

Risk-free interest rate	4.51%	4.95%	6.67%
Dividend yield	3.40%	3.88%	4.04%
Volatility factor — market price of Company’s common stock	.339	.277	.241
Expected life of options — years	4.31	4.81	4.31
Weighted-average fair value of options granted during the year	$7.20	$3.77	$5.93

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

     Stock option, restricted stock award, deferred stock allocation, and performance share activities under the Company’s Incentive Equity Plans, and the Nonemployee Directors’ Compensation Plan are summarized as follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options:
Options outstanding at beginning of year	810,029	$48.24	872,697	$48.81	774,242	$51.59
Granted during the year	25,000	28.80	25,000	17.88	171,950	29.56
Exercised					(28,375)	20.12
Cancelled or expired	(21,301)	37.01	(87,668)	45.25	(45,120)	41.27

Options outstanding at end of year	813,728	47.94	810,029	48.24	872,697	48.81
Options exercisable at end of year	430,135	40.84	369,591	41.91	285,333	43.69
Restricted awards:
Awarded and restricted at beginning of year	66,588		89,414		53,223
Awarded during the year	4,106		9,821		7,112
Vested			(30,350)		(19,287)
Cancelled	(5,937)		(2,297)
Issued as performance shares					48,366

Awarded and restricted at end of year	64,757		66,588		89,414
Performance shares:
Allocated at beginning of year	278,200		212,450		174,950
Allocated during the year	160,900		126,600		85,866
Issued			(17,788)		(48,366)
Forfeited/cancelled	(86,882)		(43,062)

Allocated at end of year	352,218		278,200		212,450
Directors’ retainer and voluntary shares:
Awarded at beginning of year	10,471		9,394		9,980
Awarded during the year	7,811		10,867		9,394
Issued	(10,470)		(9,790)		(9,980)

Awarded at end of year	7,812		10,471		9,394
Reserved for future grants or awards at end of year:
Employee plans	211,900		289,619		320,013
Directors’ plans	38,334		59,145		9,012

Total	250,234		339,764		329,025

     Exercise prices for stock options outstanding as of December 31, 2002 ranged from $17.88 to $75.80, summarized as follows:

	Outstanding			Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Shares	Remaining	Average	Number	Average
	Underlying	Contractual	Exercise	Of	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

Under $20	25,000	8.3	$17.88
$20 - $30	153,315	7.4	29.44	88,722	$29.56
$30 - $40	8,000	1.5	35.73	8,000	35.73
$40 - $50	333,413	4.8	43.97	333,413	43.97
Over $50	294,000	6.0	64.97

	813,728	5.8	$47.94	430,135	$40.84

Note 12 — Shareholders’ Equity

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

Note 13 — Commitments and Contingencies

     From time to time, in the normal course of business, the Company enters into contracts to purchase iron ore to fulfill anticipated shortfalls or meet customer quality specifications. The Company has committed to purchase approximately $23 million of pellets in 2003.

     The Company and its ventures are periodically involved in litigation incidental to their operations. Management believes that any pending litigation will not result in a material liability in relation to the Company’s consolidated financial statements.

Quarterly Results of Operations — (Unaudited)
(In Millions, Except Per Share Amounts)

			2002

		Quarters

	First	Second	Third	Fourth	Year

Total revenues*	$60.7	$159.4	$207.7	$189.3	$617.1
Gross profit (loss)*	(12.4)	3.4	9.4	15.5	15.9
Income (loss) from continuing operations	(8.9)	2.0	6.1	(65.6)	(66.4)
Discontinued operation	(2.6)	(1.9)	(98.8)	(5.2)	(108.5)
Cumulative effect of accounting change	(13.4)				(13.4)

Net income (loss)	$(24.9)	$.1	$(92.7)	$(70.8)	$(188.3)

Net income (loss) per share
Basic/diluted	$(2.44)	$.01	$(9.18)	$(7.01)	$(18.62)

Average number of shares
Basic/diluted	10.2	10.2	10.1	10.1	10.1

*	From continuing operations (excluding $52.7 million charge for impairment of mining assets in the fourth quarter from gross profit).

     Quarterly results included $13.8 million, $3.4 million, $3.4 million and zero, respectively, of pre-tax fixed costs related to production curtailments. First quarter results have been restated to include $13.4 million, or $1.32 per share for the cumulative effect of SFAS No. 143. Quarterly results were restated by approximately $.5 million, or $.05 per share, in each of the first three quarters for additional current year charges related to adoption. Third quarter reflects $95.7 million and fourth quarter $52.7 million for impairment charges relating to discontinued operation and impairment of mining assets, respectively.

			2001

		Quarters

	First	Second	Third	Fourth	Year

Total revenues*	$32.3	$93.1	$121.4	$116.3	$363.1
Gross profit (loss)*	(6.3)	(11.0)	4.8	2.9	(9.6)
Income (loss) from continuing operations	2.8	(12.1)	(7.7)	(2.5)	(19.5)
Discontinued operation	(3.1)	(3.0)	(3.3)	(3.3)	(12.7)
Cumulative effect of accounting change			9.3		9.3

Net income (loss)	$(.3)	$(15.1)	$(1.7)	$(5.8)	$(22.9)

Net income (loss) per share
Basic/diluted	$(.03)	$(1.50)	$(.16)	$(.58)	$(2.27)

Average number of shares
Basic/diluted	10.1	10.1	10.1	10.1	10.1

*	From continuing operations.

     Quarterly results included $4.0 million, $20.7 million, $10.1 million and $13.2 million, respectively, of pre-tax fixed costs related to production curtailments.

Common Share Price Performance And Dividends

		Price Performance

	2002		2001		Dividends

	High	Low	High	Low	2001

First Quarter	$22.06	$15.80	$22.38	$13.69	$.10
Second Quarter	32.25	22.00	22.45	16.36	.10
Third Quarter	28.74	21.70	18.85	14.00	.10
Fourth Quarter	25.35	15.70	18.35	13.65	.10

Year	32.25	15.70	22.45	13.65	$.40

     No dividends were paid in 2002.

Report of Independent Auditors

     We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related statements of consolidated operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002 listed in the index at Item 15(a). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Accounting Policy Note to the financial statements, in 2002 the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs, and in 2001 the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost.

/s/Ernst & Young LLP

Cleveland, Ohio
January 24, 2003

Report of Management

     Management has prepared the accompanying consolidated financial statements appearing in this Annual Report and is responsible for their integrity and objectivity. The consolidated financial statements, including amounts that are based on management’s best estimates and judgment, have been prepared in conformity with generally accepted accounting principles and are free of material misstatement. Management also prepared other information in this Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

     Management maintains a system of internal accounting controls and procedures over financial reporting designed to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded, and reported properly. The internal accounting control system is augmented by a program of internal audits, written policies and guidelines, careful selection and training of qualified personnel, and a written code of conduct. The Company’s code of conduct requires employees to maintain a high level of ethical standards in the conduct of the Company’s business. Management believes that the Company’s internal accounting controls provide reasonable assurance (i) that assets are safeguarded against material loss from unauthorized use or disposition, and (ii) that the financial records are reliable for preparing consolidated financial statements and other data and maintaining accountability for assets.

     The Audit Committee of the Board of Directors, composed solely of directors who are independent of the Company, meets periodically with the independent auditors, management, and the Chief Internal Auditor to discuss internal accounting control, auditing, and financial reporting matters and to ensure that each is meeting its responsibilities regarding the objectivity and integrity of the Company’s financial statements. The Committee also meets directly with the independent auditors and the Company’s Chief Internal Auditor without management present, to ensure that the independent auditors and the Company’s Chief Internal Auditor have free access to the Committee.

     The independent auditors, Ernst & Young LLP, are retained by the Audit Committee of the Board of Directors. Ernst & Young LLP is engaged to audit the consolidated financial statements of the Company and conduct such tests and related procedures as Ernst & Young LLP deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audit of the consolidated financial statements, is contained in this Annual Report.

/s/ J. S. Brinzo J. S. Brinzo Chairman and Chief Executive Officer	/s/ C. B. Bezik C. B. Bezik Senior Vice President - Finance and Chief Financial Officer	/s/ R. J. Leroux R. J. Leroux Vice President and Controller and Principal Accounting Officer

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding Directors required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this item is set forth in Part I hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	The information required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

(b)	The table below sets forth certain information regarding the following equity compensation plans of the Company as of December 31, 2002: the 1992 Equity Incentive Plan (the “1992 Incentive Plan”), the Management Performance Incentive Plan, (“MPI Plan”), the Mine Performance Bonus Plan (“Mine Plan”), the Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”) and the Nonemployee Directors’ Compensation Plan. All of those plans have been approved by shareholders, except for the MPI Plan, the Mine Plan, and the VNQDC Plan.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))

	(a)	(b)	(c)
Equity compensation plans approved by
security holders	813,728	$47.94	250,234 (1)

Equity compensation plans not approved by security holders	0	N/A	(2)

(1)	Includes 211,900 Common Shares remaining available under the 1992 Incentive Plan, which authorizes the Compensation and Organization Committee to make awards of Option Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units; and 38,334 Common Shares remaining available under the Nonemployee Directors’ Compensation Plan, which authorizes the award of Restricted Shares to new Directors and provides that the Directors must take 40% of their retainer in Common Shares and may take up to 100% of their retainer and other fees in Common Shares.

(2)	The MPI Plan, the Mine Plan, and the VNQDC Plan provide for the issuance of Common Shares, but do not provide for a specific amount available under the Plans. Descriptions of those Plans are set forth below.

MPI Plan

     The MPI Plan provides an opportunity for elected officers and other management employees to earn annual cash bonuses. In the discretion of the Compensation and Organization Committee, bonuses may also be paid in Common Shares. Certain participants in the MPI Plan may elect to defer all or a portion of such bonus into the VNQDC Plan. Such participants in the MPI Plan may elect to have his or her deferred cash bonus credited to an account with deferred Common Shares (“Bonus Exchange Shares”) by completing an election form prior to the date the bonus would otherwise be paid. These participants may also elect at this time to have dividends credited with respect to the Bonus Exchange Shares, either credited in additional deferred Common Shares, deferred in cash or paid out in cash in an in-service compensation distribution. In order to encourage elections to be credited with deferred Common Shares, such participants in the MPI Plan, who elect to have their cash bonuses credited to an account with Bonus Exchange Shares, will be credited with restricted deferred Common Shares in the amount of 25% of the Bonus Exchange Shares (“Bonus Match Shares”). These Participants must comply with the employment and non-distribution requirements for the Bonus Exchange Shares during a five-year period for the Bonus Match Shares to become vested and nonforfeitable.

Mine Plan

     The Mine Plan provides an opportunity for senior mine managers to earn cash bonuses. Bonuses earned under the Mine Plan are determined and paid quarterly to the participants. Certain participants may elect to defer all or part of their quarterly cash bonuses under the VNQDC Plan. These participants in the Mine Plan may further elect to have his or her deferred cash bonus credited to an account with deferred Common Shares. Each year these participants under the Mine Plan must make their Bonus Exchange Shares election (for the four quarters of that year). Such elections must be made by December 31 of the year prior to the year in which the quarterly bonuses are earned. As with the Participants electing Bonus Exchange Shares under the MPI Plan, Participants under the Mine Plan electing Bonus Exchange Shares will receive or be credited with restricted Bonus Match Shares in an amount of 25% of the Bonus Exchange Shares with the same five-year vesting period.

VNQDC Plan

     The VNQDC Plan was originally adopted by the Board of Directors to provide management and highly compensated employees of the Company or its selected affiliates with the opportunity to defer receipt of a portion of their regular compensation in order to defer taxation of these amounts. The VNQDC Plan also permits deferral of bonus awards under the MPI Plan, the Mine Plan, and Performance Share Plan (awarded under the 1992 Incentive Equity Plan). In addition, the VNQDC Plan contains the Management Share Acquisition Program (“MSAP”),whose purpose is to provide designated management employees with the opportunity to acquire deferred interests in Common Shares through deferral of their bonuses. The VNQDC Plan also contains the Officer Share Acquisition Program (“OSAP”), which permits elected officers to acquire deferred interests in Common Shares with compensation previously deferred in cash under the VNQDC Plan. When participants in the MPI Plan, the Mine Plan or the MSAP or OSAP elect to have accounts credited with deferred Common Shares under the VNQDC Plan, a Company match equal to 25% of the value of the deferred Common Shares will be credited by the Company to the accounts of participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information, if any, required to be furnished by this Item will be set forth in the Company’s definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) and (2)-List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company are included at Item 8 above:

Statement of Consolidated Financial Position — December 31, 2002 and 2001

Statement of Consolidated Operations — Years ended December 31, 2002, 2001 and 2000

Statement of Consolidated Cash Flows — Years ended December 31, 2002, 2001 and 2000

Statement of Consolidated Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of the Company is included herein in Item 15(d) and attached as Exhibit 99(a).

            Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	List of Exhibits — Refer to Exhibit Index on pages 75-81 which is incorporated herein by reference.

(b)	During the fourth quarter of 2002, the Company filed a Current Report on Form 8-K, dated October 7, 2002, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed Current Reports on Form 8-K, dated January 2, January 13 and January 29, 2003, covering information reported under Item 9. Regulation FD Disclosure. There were no financial statements filed as part of the Current Reports on Form 8-K.

(c)	Exhibits listed in Item 15(a)(3) above are incorporated herein by reference.

(d)	The schedule listed above in Item 15(a)(1) and (2) is attached as Exhibit 99(a) and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

By: /s/ Cynthia B. Bezik Cynthia B. Bezik Senior Vice President - Finance Date: February 5, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

J. S. Brinzo	Chairman and Chief Executive Officer and Principal Executive Officer and Director	February 5, 2003
C. B. Bezik	Senior Vice President- Finance and Principal Financial Officer	February 5, 2003
R. J. Leroux	Vice President and Controller and Principal Accounting Officer	February 5, 2003
R. C. Cambre	Director	February 5, 2003
R. Cucuz	Director	February 5, 2003
D. H. Gunning	Vice Chairman and Director	February 5, 2003
J. D. Ireland, III	Director	February 5, 2003
F. R. McAllister	Director	February 5, 2003
J. C. Morley	Director	February 5, 2003
S. B. Oresman	Director	February 5, 2003
R. Phillips	Director	February 5, 2003
R. K. Riederer	Director	February 5, 2003
A. Schwartz	Director	February 5, 2003

By:	/s/ Cynthia B. Bezik (Cynthia B. Bezik, as Attorney-in-Fact)

     Original powers of attorney authorizing John S. Brinzo, Cynthia B. Bezik, and John E. Lenhard and each of them, to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named officers and Directors of the Registrant have been filed with the Securities and Exchange Commission.

CERTIFICATION

I, John S. Brinzo, certify that:

1.	I have reviewed the annual report on Form 10-K of Cleveland-Cliffs Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 5, 2003	By	/s/ John S. Brinzo John S. Brinzo Chairman and Chief Executive Officer

CERTIFICATION

     I, Cynthia B. Bezik, certify that:

1.	I have reviewed the annual report on Form 10-K of Cleveland-Cliffs Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 5, 2003	By	/s/ Cynthia B. Bezik Cynthia B. Bezik Senior Vice President-Finance and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Cleveland-Cliffs Inc (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, John S. Brinzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer’s knowledge:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 5, 2003

/s/ John S. Brinzo John S. Brinzo Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Cleveland-Cliffs Inc (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Cynthia B. Bezik, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer’s knowledge:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 5, 2003

/s/	Cynthia B. Bezik
Cynthia B. Bezik Senior Vice President-Finance and Principal Financial Officer

EXHIBIT INDEX

(All references to filings of Cleveland-Cliffs Inc are to SEC File No. 1-8944)

Pagination by
Exhibit Number		Sequential Numbering System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc

3(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc (filed as Exhibit 3 (a) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

3(b)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3 (b) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4(a)	Form of Common Stock	Filed Herewith

4(b)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and EquiServe Trust Company, N.A., (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

4(c)	Amendment No. 1, effective as of November 15, 2001, to Rights Agreement by and between Cleveland-Cliffs Inc and EquiServe Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Form 8-A of Cleveland-Cliffs Inc filed on December 14, 2001 and incorporated by reference)	Not Applicable

4(d)	Note Agreement, dated as of December 15, 1995, among Cleveland-Cliffs Inc and each of the Purchasers named in Schedule I thereto (filed as Exhibit 4 (g) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

4(e)	First Amendment Agreement, effective as of December 15, 2002, to Note Agreement, dated as of December 15, 1995, among Cleveland-Cliffs Inc and each of the Purchasers named in Schedule I attached thereto	Filed Herewith

4(f)	Subsidiary Guaranty Agreement, dated as of December 15, 2002, among certain subsidiaries of Cleveland-Cliffs Inc and each of the Purchasers named in Schedule I attached thereto	Filed Herewith

Material Contracts

10(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 2001) (filed as Exhibit 10 (c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

10(b)	* Amendment No. 1 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated Effective January 1, 2001), dated as of November 13, 2001(filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(c)	* Severance Agreements, dated as of January 1, 2000, by and between Cleveland-Cliffs Inc and certain executive officers, (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(d)	* Severance Agreement, dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10 (b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001, and incorporated by reference)	Not Applicable

10(e)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective as of January 1, 2002 (Summary Description) (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 25, 2002 and incorporated by reference)	Not Applicable

10(f)	Form of indemnification agreement with Directors (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(g)	Director and Officer Indemnification Agreement, dated as of July 10, 2001, by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(a) to Form 10-Q filed on October 25, 2001 and incorporated by reference)	Not Applicable

10(h)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(i)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix a to Proxy Statement of Cleveland-Cliffs Inc filed on March 22, 1999 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

10(j)	* Form of Nonqualified Stock Option Agreement for Nonemployee Directors	Filed Herewith

10(k)	* Form of Instrument of Amendment of Nonqualified Stock Option Agreements for Nonemployee Directors, dated as of March 17, 1997 (filed as Exhibit 10(l) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(l)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995 (filed as Exhibit 10(l) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(m)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

10(n)	*Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(o)	* Amendment to Exhibits to Trust Agreement No. 1, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(p)	* First Amendment to Trust Agreement No. 1 effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee	Filed Herewith

10(q)	Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees	Filed Herewith

10(r)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10 (v) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

10(s)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(t)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(u)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(v)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(w)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(x)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(y)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(z)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

10(aa)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(bb)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(cc)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(dd)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(ee)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(ff)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(gg)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(hh)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

10(ii)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10(jj)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

10(kk)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10(rr) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(ll)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10(ss) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(mm)	* Cleveland-Cliffs Inc Executive Retention Plan, effective as of January 1, 2001 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on October 25, 2001 and incorporated by reference)	Not Applicable

10(nn)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995 (filed as Exhibit 10(tt) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(oo)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(pp)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of July 1, 1996 (filed as Exhibit 10(vv) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10(qq)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of November 12, 1996 (filed as Exhibit 10(yy) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10(rr)	* Second Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of May 13, 1997 (filed as Exhibit 10(zz) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

10(ss)	* Third Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(qq) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10(tt)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on April 25, 2002 and incorporated by reference)	Not Applicable

10(uu)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 25, 2002 and incorporated by reference)	Not Applicable

10(vv)	*** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002, by and among The Cleveland Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc.	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith (Page 82-83)

23	Consent of independent auditors	Filed Herewith (Page 84)

24	Power of Attorney	Filed Herewith (Page 85)
99	Additional Exhibits
99(a)	Schedule II — Valuation and Qualifying Accounts	Filed Herewith (Page 86)

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

**	Confidential treatment approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

***	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission