Form 10-Q
period 2003-03-31
CLEVELAND CLIFFS INC
filed 2003-04-24
CIK 764065

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to        .
Commission File Number: 1-8944

CLEVELAND-CLIFFS INC
 (Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation)	1-8944 (Commission File Number)	34-1464672 (I.R.S. Employer Identification No.)

1100 Superior Avenue, Cleveland, Ohio	44114-2589

(Address of principal executive offices)	(Zip Code)

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

YES    X    NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    X    NO

As of April 17, 2003, there were 10,322,403 Common Shares (par value $1.00 per share) outstanding.

PART I – FINANCIAL INFORMATION
Page No.

Item 1 – Financial Information

2	Statement of Consolidated Operations

Three Months Ended March 31, 2003 and 2002

3	Statement of Consolidated Financial Position

March 31, 2003 and December 31, 2002

4	Statement of Consolidated Cash Flows

Three Months Ended March 31, 2003 and 2002

5	Notes to Consolidated Financial Statements

10	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

18	Item 3 – Qualitative and Quantitative Disclosures About Market Risk

18	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

19	Item 1 – Legal Proceedings

19	Item 2 – Changes in Securities and Use of Proceeds

20	Item 15 – Exhibits and Reports on Form 8-K

20	Signature

21	Certification – John S. Brinzo, Chairman and Chief Executive Officer

23	Certification – Cynthia B. Bezik, Senior Vice President – Finance and Principal Financial Officer

25	Exhibit Index

PART I — ITEM 1 — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions,
	Except Per
	Share Amounts)
	Three Months Ended
	March 31

	2003	2002

REVENUES

Product sales and services

Iron ore	$122.9	$47.9

Freight and minority interest	28.2	7.1

Total product sales and services	151.1	55.0

Royalties and management fees	2.3	1.3

Total operating revenues	153.4	56.3

Interest income	2.7	1.1

Other income	5.4	3.3

Total Revenues	161.5	60.7

COSTS AND EXPENSES

Cost of goods sold and operating expenses	151.0	69.1

Administrative, selling and general expenses	4.9	4.0

Interest expense	1.2	1.9

Other expenses	1.1	1.3

Total Costs and Expenses	158.2	76.3

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3.3	(15.6)

INCOME TAXES (CREDIT)	1.1	(6.7)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2.2	(8.9)

LOSS FROM DISCONTINUED OPERATION		(2.6)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2.2	(11.5)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE		(13.4)

NET INCOME (LOSS)	$2.2	$(24.9)

NET INCOME (LOSS) PER COMMON SHARE

Basic and Diluted

Continuing operations	$.21	$(.88)

Discontinued operation		(.24)

Cumulative effect of accounting change		(1.32)

Net income (loss)	$.21	$(2.44)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic	10,202	10,165

Diluted	10,335	10,165

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	March 31	December 31
	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$53.9	$61.8

Trade accounts receivable — net	4.7	14.1

Receivables from associated companies	6.1	9.0

Product inventories	148.8	111.2

Supplies and other inventories	66.7	73.2

Other	28.1	31.2

TOTAL CURRENT ASSETS	308.3	300.5

PROPERTIES	394.0	390.8

Allowances for depreciation and depletion	(118.5)	(111.9)

TOTAL PROPERTIES	275.5	278.9

INVESTMENTS IN ASSOCIATED IRON ORE VENTURES	1.3	1.5

OTHER ASSETS

Long-term receivables	65.0	63.9

Intangible pension asset	31.7	31.7

Other investments	26.1	27.8

Deposits and miscellaneous	21.0	25.8

TOTAL OTHER ASSETS	143.8	149.2

TOTAL ASSETS	$728.9	$730.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$20.0	$20.0

Accounts payable	59.7	54.8

Accrued employment cost	54.9	60.1

Accrued expenses	15.8	17.6

Payables to associated companies	13.1	14.1

State and local taxes	11.1	13.2

Environmental and mine closure obligations	9.3	9.8

Other	16.9	15.2

TOTAL CURRENT LIABILITIES	200.8	204.8

LONG-TERM DEBT	35.0	35.0

PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	156.6	151.3

OTHER POST-RETIREMENT BENEFITS	111.1	109.1

ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	84.8	84.7

OTHER LIABILITIES	40.5	46.0

TOTAL LIABILITIES	628.8	630.9

MINORITY INTEREST	16.9	19.9

SHAREHOLDERS’ EQUITY

Preferred Stock Class A - 500,000 shares authorized and unissued Class B - 4,000,000 shares authorized and unissued

Common Shares — par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	67.5	69.7

Retained income	290.6	288.4

Accumulated other comprehensive loss, net of tax	(110.7)	(110.7)

Cost of 6,504,520 Common Shares in treasury (2002 - 6,643,730 shares)	(179.1)	(182.2)

Unearned compensation	(1.9)	(2.7)

TOTAL SHAREHOLDERS’ EQUITY	83.2	79.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$728.9	$730.1

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months Ended
	March 31

	2003	2002

CASH FLOW FROM CONTINUING OPERATIONS

OPERATING ACTIVITIES

Income (loss) from continuing operations	$2.2	$(8.9)

Depreciation and amortization:

Consolidated	6.8	5.1

Share of associated companies	.9	2.1

Deferred income taxes		2.8

Gain on sale of assets	(4.9)	(2.5)

Other	.3	(3.3)

Total before changes in operating assets and liabilities	5.3	(4.7)

Changes in operating assets and liabilities	(15.1)	(25.5)

Net cash used by operating activities	(9.8)	(30.2)

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated	(3.9)	(4.2)

Share of associated companies		(.6)

Investment in power-related joint venture		(6.0)

Proceeds from sale of assets	5.4	2.5

Net cash from (used by) investing activities	1.5	(8.3)

FINANCING ACTIVITIES

Contributions by minority shareholder	.4	.6

Net cash from financing activities	.4	.6

CASH USED BY CONTINUING OPERATIONS	(7.9)	(37.9)

CASH USED BY DISCONTINUED OPERATION		(3.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(7.9)	(41.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61.8	183.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53.9	$142.1

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2002 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including: Tilden Mining Company L.C. (“Tilden”) in Michigan, consolidated since January 31, 2002, when the Company increased its ownership from 40 percent to 85 percent; Empire Iron Mining Partnership (“Empire”) in Michigan, consolidated effective December 31, 2002, when the Company increased its ownership from 35 percent to 79 percent; and 100 percent of Wabush Iron Co. Limited (“Wabush Iron”), consolidated since August 29, 2002 when Acme Steel Company rejected its interest in Wabush Iron. Wabush Iron owns a 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada.

     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B – ACCOUNTING POLICIES

Stock Compensation

     Effective January 1, 2003, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in SFAS No. 123, “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years.

     As a result of adopting the fair value method for stock options, all future awards will be expensed over the stock options vesting period. The Company expects that adoption will not have a significant financial effect in 2003.

     The following illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period.

	(In Millions,
	Except Per Share)

	First Three Months

	2003	2002

Net income (loss) as reported	$2.2	$(24.9)

Stock-based employee compensation:

Add expense included in reported results	1.0	1.0

Deduct fair value based method	(1.3)	(1.4)

Pro forma net income (loss)	$1.9	$(25.3)

Earnings (loss) per share:

Basic and diluted -as reported	$.21	$(2.44)

-pro forma	$.21	$(2.49)

Income Taxes

     Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance (Note F) is provided on deferred tax assets in recognition of uncertainty regarding full realization.

NOTE C — REVENUE RECOGNITION

     Revenue is recognized on sales of products when title has transferred and on services when performed. Revenue for the first three months of the year from product sales and services includes reimbursement for freight charges ($11.6 – 2003; $1.1 million – 2002) paid on behalf of customers, and cost reimbursement ($9.2 million – 2003; $6.0 million – 2002) from minority interest partners for their contractual share of mine costs. Royalty and management fee revenue from venture participants is recognized on production.

NOTE D — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

     At March 31, 2003, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $95.2 million, of which $9.3 million was classified as current. Payments in 2003 were $1.2 million (2002 — $1.1 million). Following is a summary of the obligations:

	(In Millions)

	March 31	December 31
	2003	2002

Environmental	$17.8	$18.3

Mine Closure

LTV Steel Mining Company	40.5	41.1

Operating Mines	36.9	36.1

Total mine closure	77.4	77.2

Total environmental and mine closure	$95.2	$95.5

Environmental

     The Company’s environmental liabilities of $17.8 million, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.

     The environmental liability includes the Company’s obligations related to six sites which are independent of the Company’s iron mining operations. These include State and Clean Water Act sites where the Company is named as a potentially responsible party, the Rio Tinto mine site in Nevada, where significant site cleanup activities have taken place, and the Kipling and Deer Lake sites in Michigan.

     Also, the environmental obligation includes non-operating locations in Michigan, including eight former iron ore-related sites and eight leased land sites and miscellaneous remediation obligations at the Company’s operating units.

Mine Closure

     The mine closure obligation of $77.4 million represents the accrued obligation at March 31, 2003 for a closed operation formerly known as the LTV Steel Mining Company, and for the Company’s five operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $40.5 million at March 31, 2003 as a result of expenditures totaling $9.5 million since 2001.

     The accrued closure obligation for the Company’s active mining operations of $36.9 million at March 31, 2003 ($36.1 million at December 31, 2002) reflects the adoption of SFAS No. 143 in 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases during 2002. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates, and then discounted using a credit adjusted risk-free interest rate of 10.25 percent. The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability will be recognized over the estimated mine lives for each location. The expense recorded in the first three months of 2003 was $.8 million. There were no expenditures in the first three months of 2003.

NOTE E — SEGMENT REPORTING

     The Company operated in one reportable segment in 2003 and 2002 offering iron products and services to the steel industry. The Ferrous Metallics segment, which included a hot briquetted iron project in Trinidad and Tobago, was discontinued in 2002 and is being reported as a discontinued operation, see Note H – Discontinued Operation.

NOTE F — INCOME TAXES

     In the second half of 2002, the Company provided a valuation allowance to fully reserve its net deferred tax assets, in recognition of uncertainty regarding their realization. Through the first quarter of 2003, the Company increased its deferred tax valuation allowance by $1.9 million to $122.5 million to offset comparable increases in its net deferred tax assets. The Company recorded income tax expense of $1.1 million in the first quarter 2003 to recognize estimated federal alternative minimum tax liability for 2003. The Company’s reserved deferred tax assets include significant net operating loss carryforwards for regular income tax, but no operating loss carryforwards for alternative minimum tax.

     Based on evidence that it is more likely than not that some or all of its net deferred tax assets will be realized, a reversal of the valuation allowance will be made. This reversal will increase income in the period such determination is made.

NOTE G – LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at March 31, 2003 are expected to be:

	In Millions

	Company Share		Total

	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2003 (April 1 – December 31)	$3.0	$18.7	$5.0	$34.6

2004	3.3	19.3	5.2	35.2

2005	2.0	15.4	3.0	25.6

2006	2.0	10.7	2.6	17.1

2007	2.8	6.9	3.1	9.9

2008 and thereafter	1.1	10.8	1.1	11.4

Total minimum lease payments	14.2	$81.8	20.0	$133.8

Amounts representing interest	(2.5)		(3.0)

Present value of net minimum lease payments	$11.7		$17.0

     The Company’s share, $96.0 million, of total minimum operating and capital lease payments is comprised of the Company’s direct obligation of $77.5 million and the Company’s share of ventures’ obligations of $18.5 million.

NOTE H – DISCONTINUED OPERATION

     In the fourth quarter of 2002, the Company exited the ferrous metallics business and abandoned its 82 percent interest in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago, and accordingly wrote off the carrying value of its investment in CAL.

     In the first three months of 2002, the Company recorded expense of $2.6 million net of minority interest relating to CAL. No expense was recorded in the first quarter 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER — 2003 AND 2002

     Net income was $2.2 million, or $.21 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the first quarter of 2003. In the first three months of 2002, the Company had a loss of $8.9 million, or $.88 per share, before the loss from a discontinued operation and a charge relating to the cumulative effect of the accounting change relating to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Following is a summary of results:

	(In Millions,
	Except Per Share)

	First Quarter

	2003	2002

Income (loss) from continuing operations:

Amount	$2.2	$(8.9)

Per share	.21	(.88)

Loss from discontinued operation:

Amount		(2.6)

Per share		(.24)

Cumulative effect of accounting change:

Amount		(13.4)

Per share		(1.32)

Net income (loss):

Amount	$2.2	$(24.9)

Per share	$.21	$(2.44)

     Net income was $2.2 million in the first quarter of 2003, an earnings improvement of $11.1 million from the loss from continuing operations of $8.9 million for the first three months of 2002. The improvement was primarily due to an improved sales margin, mainly reflecting higher sales and production volume, summarized as follows:

	(In Millions)
	First Quarter

	2003	2002	Increase

Sales (tons)	3.5	1.3	2.2

Revenue from product sales and services*	$122.9	$47.9	$75.0

Cost of goods sold and operating expenses*	122.8	62.0	60.8

Sales margin (loss)	$.1	$(14.1)	$14.2

•	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

The gross margin of $.1 million in 2003 was $14.2 million higher than 2002. The improvement was principally due to production curtailment costs ($13.8 million) included in 2002 margin partly offset by higher operating costs. High energy costs had a significant unfavorable impact on mine operating costs of approximately $5.0 million in the first quarter 2003, particularly at the Minnesota mining operations, which cannot use coal in the pelletizing process. First quarter results were negatively impacted in both periods due to period expenses being charged to cost of goods sold and operating expense when product inventory increased.

     Royalties and management fees from partners increased $1.0 million primarily due to Empire Mine operating in 2003. Other income of $5.4 million was $2.1 million higher than first quarter 2002; the improvement was principally due to higher sales of non-strategic lands in Michigan. Asset sales are opportunistic and are not expected to continue at a comparable rate for the balance of the year. Administrative, selling and general expenses were $.9 million higher in the first three months of 2003 compared to the same period in 2002 primarily due to higher employee benefits. Interest expense was $.7 million lower in 2003 reflecting a lower principal balance on the Company’s long-term debt and the repayment of the credit facility in October 2002. Interest income of $2.7 million was $1.6 million higher than the same period last year; the increase was mainly due to interest on the long-term receivable from a subsidiary of Ispat Inland Inc.

     The Company’s share of first quarter production was 4.5 million tons in 2003, 1.9 million tons above last year’s first quarter. Total iron ore pellet production at the Company’s managed mines increased to 7.3 million tons in the first quarter of 2003 from 4.6 million tons in 2002. Production for the full year is expected to exceed 32 million tons, with the Company’s share expected to be about 20 million tons.

     The significant increase in the Company’s share of production is mainly due to increased mine ownerships, Empire Mine operating in the first quarter of 2003 (idle in first quarter 2002), and higher Northshore Mining Company production.

     Pellet sales were a first quarter record of 3.5 million tons in 2003, a 2.2 million ton increase from first quarter 2002, with approximately two-thirds of the sales increase resulting from sales to International Steel Group Inc. While there is uncertainty regarding the pellet requirements of customers, sales volume for 2003 is currently forecasted to be a record 20 million tons in 2003 compared to 15 million tons sold in 2002. The increase in tons sold in the quarter and expected full year is due to the Company’s new business model, whereby the Company has repositioned itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel customers by entering into long-term pellet sales contracts, supported by increased mine ownerships, and increases in consignment inventory at steel company sites.

     The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $33 million in 2003, with $3.9 million having occurred through March 31, 2003.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had cash and cash equivalents of $53.9 million. Following is a summary of cash activity:

(In Millions)

Increased product inventories	$(37.6)

Capital expenditures	(3.9)

Decreased receivables	11.2

Decreased supplies and other inventories	6.5

Proceeds from sale of assets	5.4

Net cash from operating activities	5.3

Other	5.2

Decrease in cash and cash equivalents	(7.9)

Cash and cash equivalents at beginning of period	61.8

Cash and cash equivalents at end of period	$53.9

     At the end of March, there were 5.0 million tons of pellets in inventory at a cost of $148.8 million, an increase of 1.1 million tons, from December 31, 2002, reflecting increased mine ownerships and increased consignment inventory at steel company sites. Pellet inventory at March 31, 2002 was 4.2 million tons, or $126.3 million.

     At March 31, 2003, long-term debt of the Company consisted of $55 million of senior unsecured notes with an interest rate of 7.0 percent through December 15, 2003, 9.5 percent from December 15, 2003 through December 14, 2004 and 10.5 percent from December 14, 2004 to maturity of the agreement on December 15, 2005. The notes have scheduled repayments of $20 million in December 2003, $20 million in December 2004, and $15 million in December 2005. Scheduled payments may be accelerated for realization of excess cash flows and asset sales above certain levels; the notes may be paid off at any time without penalty. The Company was in compliance with the loan covenants, the most restrictive of which is a minimum EBITDA measurement that the Company exceeded by more than $9.0 million at March 31, 2003. The fair value of the Company’s long-term debt approximated the carrying value of $55 million at March 31, 2003 based on a discounted cash flow analysis utilizing estimated current borrowing rates. Additionally, in March 2003, the Company entered into a 364-day unsecured revolving credit facility in the amount of $20.0 million. Covenants on the facility are consistent with the covenants on the term notes. No borrowings are outstanding under this agreement.

     Anticipated cash flows and current financial resources are expected to meet the Company’s anticipated needs.

     Following is a summary of common shares outstanding:

	2003	2002	2001

March 31	10,323,421	10,180,849	10,143,272

June 30		10,184,846	10,148,939

September 30		10,185,083	10,143,509

December 31		10,184,211	10,141,953

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide retirement health care (“OPEB”) to most full-time employees who meet certain length of service and age requirements. Due to the significantly rising costs associated with these plans, effective July 1, 2003, the Company will implement changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula will be frozen for affected U.S. salaried employees and a new cash balance formula will be instituted. Increases in affected U.S. salaried retiree healthcare co-pays will become effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums will also be implemented for existing and future U.S. salaried retirees. The foregoing does not reflect any modifications to bargaining unit plans, which contracts expire in 2004.

     Following is a summary of pension and OPEB funding and expense for years 2002, expected 2003 and estimated 2004 for the Company and its share of plans of its ventures, which reflect the impact of the salaried benefit changes:

		(In Millions)

	Pension		OPEB

	Funding	Expense	Funding	Expense

2002	$1.1	$7.2	$16.8	$21.5

2003 (Expected)	2.8	27.1	21.6	30.7

2004 (Estimated)	10.5	31.5	25.4	32.0

MARKET RISKS

     The Company is subject to a variety of risks including, among others, changes in commodity prices and foreign currency exchange rates. The Company has established policies and procedures to manage such risks.

     The Company’s mining ventures enter into forward contracts for the purchase of natural gas as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At March 31, 2003 the notional amounts of the outstanding forward contracts were $3.2 million (Company share $2.6 million), with an unrecognized fair value gain of $.4 million (Company share $.3 million) based on March 31, 2003 forward rates. The contracts mature in April 2003.

     As a result of significantly escalating oil prices, and as a hedge against continuing price increases, the Company, in February 2003, entered into a derivative financial instrument with call and put options (“collar”) as a hedge of forecasted purchases of diesel fuel. The Company holds and issues such derivatives only for the purpose of hedging such risks and not for speculation. When entered into, the collar was for a three month period ending April 2003. The collar, with respect to one million gallons of No. 2 low sulfur diesel fuel, locks in the value within a price range of $.96 to $1.13 per gallon. As a result of a decrease in prices, a fair value loss of $.3 million was recognized in “cost of goods sold and operating expenses.”

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

CRITICAL ACCOUNTING POLICIES

     Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. Management believes that the following critical accounting policies and practices incorporate estimates and judgments that have the most significant impact on the Company’s financial statements.

Iron Ore Reserves

     The Company regularly evaluates its economic iron ore reserves and updates them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be significantly affected by future industry conditions, iron ore pricing, production costs, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the mineral reserve could require increases in capital and development expenditures. Alternatively, changes in economic conditions, or the expected quality of ore reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity or mineral reserves. Significant reductions were made to the ore reserves at Empire and Wabush Mines in the fourth quarter of 2002 due to increasing mining and processing costs. The Company’s uses its ore reserve estimates to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. See Note D – “Environmental and Mine Closure Obligations” (Mine Closure) in the Notes to Consolidated Financial Statements. Since the liability represents the present value of the expected future obligation, a significant change in ore reserves would have a substantial effect on the recorded obligation. The Company also utilizes economic ore reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in ore reserves could significantly affect these items.

Asset Retirement Obligations

     The accrued mine closure obligations for the Company’s active mining operations reflect the adoption of SFAS No. 143 effective January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of the mining operations. The Company’s obligations are determined based on detailed estimates adjusted for factors that an outside party would consider (i.e., inflation; overhead and profit), which were escalated (at an assumed 3 percent) to the estimated closure dates, and then discounted using a credit adjusted risk free interest rate of 10.25 percent. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. See Note D – “Environmental and Mine Closure Obligations” in the Notes to Consolidated Financial Statements.

Asset Impairment

     The Company monitors conditions that indicate that the carrying value of an asset or asset group may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than its carrying value, utilizing an undiscounted probability-weighted analysis. If the analysis indicates the asset is impaired, the carrying value is adjusted to fair value. The impairment analysis and fair value determination can result in significantly different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, and future iron ore prices and production costs.

Environmental Remediation Costs

     The Company has a formal code of environmental protection and restoration. The Company’s obligations for known environmental problems at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at end site. If the estimate can only be estimated as a range of possible amounts, with no specific amount being most likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available, or changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value. Potential insurance recoveries are not recognized until realized.

Employee Retirement Benefit Obligations

     Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and postretirement benefit plans (primarily retiree healthcare benefits) offered by the Company and its ventures, are evaluated periodically by management in conjunction with outside actuaries. Critical assumptions such as the discount rate, used to measure the benefit obligations, the expected long-term rate of return on plan assets, and the medical care cost trend are reviewed annually. Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs are determined in conjunction with outside actuaries. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on the Company’s financial condition due to the magnitude of the Company’s retirement obligations. See “Pensions and Other Postretirement Benefits” in this section.

Income Taxes

     Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. The Company recorded a valuation allowance in 2002 for its net deferred tax assets and net loss carryforwards in recognition of the uncertainty of their realization. In making the determination to record the valuation allowance, management considered the likelihood future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if the Company determines that it expects to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made. See Note F – “Income Taxes” in the Notes to Consolidated Financial Statements.

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

     Mine Operating Risks: The Company’s iron ore operations are volume sensitive with a portion of its costs fixed irrespective of current operating levels. Iron ore operations can be affected by unanticipated geological conditions, ore processing changes, availability and cost of key components of production (e.g., labor, electric power and fuel), and weather conditions (e.g., extreme winter weather and availability of process water due to drought).

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in the Company’s 2002 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pellestar

In February 2003, the Company received a General Notice of Potential Liability (“Notice”) from the U.S. Environmental Protection Agency (“EPA”) with respect to the Pellestar site, located in Negaunee Township, Marquette County, Michigan (“Site”). EPA advised that the Company is considered to be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The Company, through a subsidiary, owned the Site from 1955 to 1986, at which time the Site was sold. During the period that the Company owned the Site, the Company operated a pilot plant facility for research and development activities on different pelletizing processes. The Company is one of a number of PRPs. The EPA has estimated the cleanup costs at the Site as being approximately $1 million. The Company is currently evaluating the facts and law as it relates to the Site to determine the Company’s liability and responsibility, if any, for the cleanup of the Site.

Item 2. Changes in Securities and Use of Proceeds

(a)	On January 31, 2003 and February 3, 2003, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC”), the Company sold 135 shares and 2,468 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $52,751.63 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one officer and one managerial employee under the VNQDC Plan.

(b)	On February 3, 2003, the Company determined to pay the annual bonuses earned by participants under the Company’s Management Performance Incentive Plan (“Plan”) for services rendered during 2002 in the form of 50% cash and 50% Common Shares (“Stock Bonus Awards”). The Stock Bonus Awards were not required to be registered under the Securities Act of 1933 because they were issued for prior services without additional consideration in a transaction not involving a sale for value within the meaning of Section 2(3) of that Act. The Company’s closing stock price of $20.26 per share on February 3, 2003, (the date of payment of the Stock Bonus Awards), was used to determine the number of Common Shares issued and a total of 65 participants under the Plan received 80,466 Common Shares having an aggregate value of $1,630,241.16.

Item 15. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 25.

(b)	During the first quarter of 2003, the Company filed Current Reports on Form 8-K, dated January 2, January 13, January 29, and March 19, 2003, covering information reported under Item 9. Regulation FD Disclosure. The Company also filed Current Reports on Form 8-K dated April 8, 2003 covering information reported under Item 9. Regulation FD Disclosure; and dated April 23, 2003 covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operations and Financial Condition in accordance with SEC Release No. 33-8216. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC
Date April 24, 2003	By /s/ C. B. Bezik C. B. Bezik Senior Vice President-Finance and Principal Financial Officer

CERTIFICATION

I, John S. Brinzo, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Cleveland-Cliffs Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	By /s/ John S. Brinzo John S. Brinzo Chairman and Chief Executive Officer

CERTIFICATION

I, Cynthia B. Bezik, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Cleveland-Cliffs Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 24, 2003	By /s/ Cynthia B. Bezik Cynthia B. Bezik Senior Vice President-Finance and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

4(a)	Second Amendment, effective as of March 14, 2003, to Note Agreements dated as of December 15, 1995, among Cleveland-Cliffs Inc and the Purchasers named on Schedule I attached thereto	Filed Herewith

4(b)	Credit Agreement, dated as of March 14, 2003, between Cleveland-Cliffs Inc and Fifth Third Bank	Filed Herewith

4(c)	Guarantee Agreement, dated as of March 14, 2003, among certain subsidiaries of Cleveland-Cliffs Inc and Fifth Third Bank	Filed Herewith

10(a)	*Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors, dated as of January 14, 2003	Filed Herewith

10(b)	*Second Amendment to the Cleveland-Cliffs Inc Nonemployee Directors Supplemental Compensation Plan, dated as of January 14, 2003	Filed Herewith

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of April 24, 2003	Filed Herewith

99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Cynthia B. Bezik as of April 24, 2003	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report