Form 10-Q
period 2003-06-30
CLEVELAND CLIFFS INC
filed 2003-07-31
CIK 764065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to              .
Commission File Number: 1-8944

CLEVELAND-CLIFFS INC

(Exact name of registrant as specified in its charter)

Ohio	1-8944	34-1464672

(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

YES ☒        NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

As of July 24, 2003, there were 10,322,352 Common Shares (par value $1.00 per share) outstanding.

Page No.

PART I — FINANCIAL INFORMATION
Item 1 – Financial Information
2	Statement of Consolidated Operations Three Months Ended June 30, 2003 and 2002 Six Months Ended June 30, 2003 and 2002
3	Statement of Consolidated Financial Position June 30, 2003 and December 31, 2002
4	Statement of Consolidated Cash Flows Six Months Ended June 30, 2003 and 2002
5	Notes to Consolidated Financial Statements
11	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
19	Item 3 – Qualitative and Quantitative Disclosures About Market Risk
19	Item 4 – Controls and Procedures
PART II – OTHER INFORMATION AND SIGNATURES
21	Item 2 – Changes in Securities and Use of Proceeds
21	Item 4 – Submission of Matters to Vote of Security Holders
22	Item 6 – Exhibits and Reports on Form 8-K
22	Signature
23	Exhibit Index

PART I — ITEM 1 — FINANCIAL INFORMATION

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions,		(In Millions,
	Except Per		Except Per
	Share Amounts)		Share Amounts)
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

REVENUES
Product sales and services
Iron ore	$172.0	$135.9	$294.9	$183.8
Freight and minority interest	34.9	16.7	63.1	23.8

Total product sales and services	206.9	152.6	358.0	207.6
Royalties and management fees	2.3	3.3	4.6	4.6

Total operating revenues	209.2	155.9	362.6	212.2
Interest income	2.5	.9	5.2	2.0
Other income	2.0	2.6	7.4	5.9

Total Revenues	213.7	159.4	375.2	220.1
COSTS AND EXPENSES
Cost of goods sold and operating expenses	224.8	153.0	375.8	222.1
Administrative, selling and general expenses	4.5	6.8	9.4	10.8
Interest expense	1.3	2.0	2.5	3.9
Other expenses	5.2	1.8	6.3	3.1

Total Costs and Expenses	235.8	163.6	394.0	239.9

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22.1)	(4.2)	(18.8)	(19.8)
INCOME TAXES (CREDIT)	(.9)	(6.2)	.2	(12.9)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21.2)	2.0	(19.0)	(6.9)
LOSS FROM DISCONTINUED OPERATION		(1.9)		(4.5)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(21.2)	.1	(19.0)	(11.4)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE				(13.4)

NET INCOME (LOSS)	$(21.2)	$.1	$(19.0)	$(24.8)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted Continuing operations	$(2.07)	$.19	$(1.86)	$(.69)
Discontinued operation		(.18)		(.42)
Cumulative effect of accounting change				(1.32)

Net income (loss)	$(2.07)	$.01	$(1.86)	$(2.43)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	10,248	10,182	10,225	10,114
Diluted	10,248	10,182	10,225	10,114

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	June 30	December 31
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41.6	$61.8
Trade accounts receivable — net	21.1	14.1
Receivables from associated companies	2.4	9.0
Product inventories	124.6	111.2
Supplies and other inventories	66.8	73.2
Other	29.5	31.2

TOTAL CURRENT ASSETS	286.0	300.5
PROPERTIES	398.2	390.8
Allowances for depreciation and depletion	(123.8)	(111.9)

TOTAL PROPERTIES	274.4	278.9
OTHER ASSETS
Long-term receivables	62.6	63.9
Intangible pension asset	31.7	31.7
Other investments	26.8	29.3
Deposits and miscellaneous	22.4	25.8

TOTAL OTHER ASSETS	143.5	150.7

TOTAL ASSETS	$703.9	$730.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$15.0	$20.0
Accounts payable	50.4	54.8
Accrued employment cost	49.3	60.1
Accrued expenses	20.0	17.6
Payables to associated companies	13.2	14.1
State and local taxes	12.1	13.2
Environmental and mine closure obligations	9.1	9.8
Other	17.6	15.2

TOTAL CURRENT LIABILITIES	186.7	204.8
LONG-TERM DEBT	35.0	35.0
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	163.5	151.3
OTHER POST-RETIREMENT BENEFITS	112.9	109.1
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	84.2	84.7
OTHER LIABILITIES	39.1	46.0

TOTAL LIABILITIES	621.4	630.9
MINORITY INTEREST	20.8	19.9
SHAREHOLDERS’ EQUITY
Preferred Stock
Class A — 500,000 shares authorized and unissued
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $1 a share Authorized — 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8
Capital in excess of par value of shares	66.4	69.7
Retained income	269.4	288.4
Accumulated other comprehensive loss, net of tax	(110.7)	(110.7)
Cost of 6,505,360 Common Shares in treasury (2002 — 6,643,730 shares)	(179.1)	(182.2)
Unearned compensation	(1.1)	(2.7)

TOTAL SHAREHOLDERS’ EQUITY	61.7	79.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$703.9	$730.1

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Six Months Ended
	June 30

	2003	2002

CASH FLOW FROM (USED BY) CONTINUING OPERATIONS OPERATING ACTIVITIES
Loss from continuing operations	$(19.0)	$(6.9)
Depreciation and amortization:
Consolidated	14.2	11.3
Share of associated companies	1.8	4.0
Pensions and other post-retirement benefits	17.9	3.4
Deferred income taxes		(3.4)
Gain on sale of assets	(5.5)	(3.8)
Other	(4.0)	(2.4)

Total before changes in operating assets and liabilities	5.4	2.2
Changes in operating assets and liabilities	(17.2)	(14.9)

Net cash used by operating activities	(11.8)	(12.7)
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(11.1)	(5.3)
Share of associated companies	(.1)	(2.3)
Investment in steel company common stock		(13.0)
Investment in power-related joint venture		(6.0)
Proceeds from sale of assets	6.9	5.3

Net cash used by investing activities	(4.3)	(21.3)
FINANCING ACTIVITIES
Repayment of long-term debt	(5.0)
Contributions by minority interests	.9	.7

Net cash from (used by) financing activities	(4.1)	.7

CASH USED BY CONTINUING OPERATIONS	(20.2)	(33.3)
CASH USED BY DISCONTINUED OPERATION		(7.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(20.2)	(40.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61.8	183.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41.6	$143.2

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE A – BASIS OF PRESENTATION

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

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including: Tilden Mining Company L.C. (“Tilden”) in Michigan, consolidated since January 31, 2002, when the Company increased its ownership from 40 percent to 85 percent; Empire Iron Mining Partnership (“Empire”) in Michigan, consolidated effective December 31, 2002, when the Company increased its ownership from 35 percent to 79 percent; and 100 percent of Wabush Iron Co. Limited (“Wabush Iron”), consolidated since August 29, 2002. Wabush Iron owns a 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada.

     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B – ACCOUNTING POLICIES

Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the definition of a variable interest entity.

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

	(In Millions, Except Per Share)
	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Net income (loss) as reported	$(21.2)	$.1	$(19.0)	$(24.8)
Stock-based employee compensation:
Add (deduct) expense included in reported results	(.3)	.8	2.4	1.8
Add (deduct) fair value based method	.1	(.5)	(2.9)	(1.9)

Pro forma net income (loss)	$(21.4)	$.4	$(19.5)	$(24.9)

Earnings (loss) per share:
Basic - as reported	$(2.07)	$.01	$(1.86)	$(2.43)

- pro forma	$(2.09)	$.03	$(1.91)	$(2.46)

Income Taxes

     Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) on the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance (Note G) is provided on deferred tax assets in recognition of uncertainty regarding realization.

NOTE C – REVENUE RECOGNITION

     Revenue is recognized on sales of products when title has transferred and on services when performed. Revenue for the first half of the year from product sales and services includes reimbursement for freight charges ($26.8 million – 2003; $6.2 million – 2002) paid on behalf of customers, and cost reimbursement ($36.3 million – 2003; $17.6 million – 2002) from minority interest partners for their contractual share of mine costs. Royalty and management fee revenue from venture participants is recognized on production.

NOTE D – LONG-TERM DEBT

     In June 2003, the Company amended its $55 million senior unsecured note agreement to provide modifications to its financial covenants adjusting the required minimum levels of EBITDA and fixed charge ratios. The Company was in compliance with the amended covenants at June 30, 2003, the most restrictive of which is a minimum EBITDA requirement that the Company exceeded by about $19.5 million. As a result of the amendment, the Company made a principal payment of $5.0 million on June 30, reducing the outstanding balance of the notes to $50.0 million. Remaining principal payments were rescheduled to $15.0 million in December 2003 and the lesser of $35.0 million or the remaining principal balance in December 2004. Accelerated principal payments may be required to the extent the Company generates defined excess cash flow, asset sales above certain levels, or insurance recoveries resulting from the power outage and production loss. The interest rate remains 7.0 percent through December 14, 2003, and increases to 9.5 percent from December 15, 2003 until final maturity on December 15, 2004. Additionally, in June 2003, the Company cancelled a 364-day unsecured revolving credit facility in the amount of $20.0 million.

NOTE E – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

     At June 30, 2003, the Company had environmental and mine closure liabilities of $94.4 million, of which $9.1 million was classified as current. Payments in 2003 were $3.0 million (2002 — $3.5 million). Following is a summary of the obligations:

	(In Millions)

	June 30	December 31
	2003	2002

Environmental	$17.0	$18.3
Mine Closure
LTV Steel Mining Company	39.4	41.1
Operating mines	38.0	36.1

Total mine closure	77.4	77.2

Total environmental and mine closure obligations	$94.4	$95.5

Environmental

     The Company’s environmental liabilities of $17.0 million, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

     The environmental liability includes the Company’s obligations related to five sites which are independent of the Company’s iron mining operations, seven former iron ore-related sites, eight leased land sites and miscellaneous remediation obligations at the Company’s operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party, the Rio Tinto mine site in Nevada, where significant site cleanup activities have taken place, and the Kipling, Deer Lake and Pellestar sites in Michigan.

Mine Closure

     The mine closure obligation of $77.4 million includes the accrued obligation at June 30, 2003 for a closed operation formerly known as the LTV Steel Mining Company, and for the Company’s active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $39.4 million at June 30, 2003, as a result of expenditures totaling $10.6 million since 2001.

     The accrued closure obligation for the Company’s active mining operations of $38.0 million at June 30, 2003 ($36.1 million at December 31, 2002), reflects the adoption of SFAS No. 143 in 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases during 2002. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates, and then discounted using a credit adjusted risk-free interest rate of 10.25 percent. The closure date for each location was determined based on the projected exhaustion date of the remaining economic iron ore reserves. The accretion of the liability is being recognized over the estimated mine lives for each location. The expense recorded in the first half of 2003 was $1.9 million. There were no expenditures in the first half of 2003.

NOTE F – SEGMENT REPORTING

     The Company operated in one reportable segment in 2003 and 2002 offering iron products and services to the steel industry. The Ferrous Metallics segment, which included a hot briquetted iron (“HBI”) project in Trinidad and Tobago, was discontinued in 2002 and reported as a discontinued operation, see Note I – Discontinued Operation.

NOTE G – INCOME TAXES

     In the second half of 2002, the Company provided a valuation allowance to fully reserve its net deferred tax assets, in recognition of uncertainty regarding their realization. Through the first half of 2003, the Company increased its deferred tax valuation allowance by $5.0 million to $125.6 million to offset comparable increases in its net deferred tax assets. The Company recorded income tax expense of $.2 million in the first half of 2003 to recognize estimated state and foreign income tax liabilities. The Company’s reserved deferred tax assets include significant net operating loss carryforwards for regular income tax, but no operating loss carryforwards for alternative minimum tax.

     If in the future it is determined that it is more likely than not that some or all of the net deferred tax assets will be realized, a reversal of the valuation allowance will be made. This reversal will increase income in the period such determination is made.

NOTE H – LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at June 30, 2003 are expected to be:

	In Millions

	Company Share		Total

	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2003 (July 1 – December 31)	$1.9	$12.0	$3.0	$21.4
2004	3.3	20.3	5.2	38.7
2005	2.0	15.1	3.0	24.2
2006	2.0	10.7	2.6	17.0
2007	2.8	6.9	3.1	9.6
2008 and thereafter	1.1	10.0	1.2	10.6

Total minimum lease payments	13.1	$75.0	18.1	$121.5

Amounts representing interest	(2.3)		(3.0)

Present value of net minimum lease payments	$10.8		$15.1

     The Company’s share, of total minimum lease payments, $88.1 million, is comprised of the Company’s consolidated obligation of $77.4 million and the Company’s share of unconsolidated ventures’ obligations of $10.7 million.

NOTE I – DISCONTINUED OPERATION

     In the fourth quarter of 2002, the Company exited the ferrous metallics business and abandoned its 82 percent interest in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago, and accordingly wrote off the carrying value of its investment in CAL.

     In 2002, the Company recorded expense of $1.9 million and $4.5 million in the second quarter and first six months, respectively, net of minority interest relating to CAL. No expense was recorded in 2003.

NOTE J – SUBSEQUENT EVENT – THIRD QUARTER RESTRUCTURING

     In the third quarter 2003, the Company initiated a salaried employee reduction program affecting its corporate and central services staff and various mining operations. The action is expected to result in an approximate 20 percent overall staff reduction at the affected locations. The Company currently expects to record a restructuring charge in the third quarter 2003 in excess of $10 million principally related to pension and healthcare benefits. Less than 10 percent of the restructuring charge is expected to require cash funding in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS — 2003 AND 2002

     The net loss was $21.2 million, or $2.07 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the second quarter and a net loss of $19.0 million, or $1.86 per share, for the first six months. In the second quarter and first six months of 2002, the Company had net income of $.1 million, or $.01 per share, and a net loss of $24.8 million, or $2.43 per share, respectively, including the loss from a discontinued operation and a first quarter charge relating to the cumulative effect of the accounting change relating to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Following is a summary of results:

	(In Millions, Except Per Share)

	Second Quarter		First Six Months

	2003	2002	2003	2002

Income (loss) from continuing operations:
Amount	$(21.2)	$2.0	$(19.0)	$(6.9)
Per share	(2.07)	.19	(1.86)	(.69)
Loss from discontinued operation:
Amount		(1.9)		(4.5)
Per share		(.18)		(.42)
Cumulative effect of accounting change:
Amount				(13.4)
Per share				(1.32)

Net income (loss):
Amount	$(21.2)	$.1	$(19.0)	$(24.8)

Per share	$(2.07)	$.01	$(1.86)	$(2.43)

Second Quarter

     The loss from continuing operations was $21.2 million in the second quarter of 2003 compared to income from continuing operations of $2.0 million for the second quarter of 2002. Included in the second quarter 2003 net loss was a $.9 million tax credit compared to a tax credit of $6.2 million in the second quarter 2002, which included a $4.4 million favorable adjustment of prior years’ tax liabilities. The pre-tax loss from continuing operations was $22.1 million in 2003 compared to a pre-tax loss of $4.2 million in the second quarter of 2002. The $17.9 million increase in the pre-tax loss was primarily due to a decreased sales margin, summarized as follows:

	(In Millions)
	Second Quarter

	2003	2002	Change

Sales (tons)	4.9	3.9	1.0

Revenue from product sales and services*	$172.0	$135.9	$36.1
Cost of goods sold and operating expenses*
Total	189.9	136.3	53.6
Fixed costs of production curtailments	11.0	3.4	7.6

Excluding costs of production curtailments	178.9	132.9	46.0

Sales margin (loss)
Total	$(17.9)	$(.4)	$(17.5)

Excluding costs of production curtailments	$(6.9)	$3.0	$(9.9)

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

The loss on sales in the second quarter of 2003 was $17.9 million versus a sales loss of $.4 million in 2002. The $17.5 million decline in sales margin was principally due to higher operating costs partly offset by an increase in sales volume. The operating cost increase reflects the adverse impact of higher energy costs, significant production throughput challenges at the Michigan operations, and rising pension and medical benefit costs. Included in 2003 operating costs was the $11.0 million fixed cost impact of a five-week production curtailment at the Empire and Tilden mines as a result of the loss of electric power supply (see Electric Power Curtailment). Included in second quarter 2002 was the unfavorable impact of production curtailments, $3.4 million, necessitated by a weak market for pellets.

     Royalties and fees from partners decreased $1.0 million primarily due to lower production at the Michigan mines. Other expense increased principally reflecting a $2.6 million reserve for exposures related to Weirton Steel Corporation (“Weirton”), which filed for Chapter 11 bankruptcy protection in May. Offsetting the decreases in earnings, were lower administrative, selling and general expense, $2.3 million, primarily due to a decrease in incentive compensation expenses, higher interest income, $1.6 million, mainly due to interest on the long-term receivables from Ispat Inland Inc., and lower interest expense, $.7 million, reflecting a lower principal balance on the Company’s long-term debt and the repayment of the bank credit facility borrowings in 2002.

First Half

     The loss from continuing operations for the first six months 2003 was $19.0 million versus an after-tax loss from continuing operations of $6.9 million in 2002. The first six months of 2003 included state and foreign taxes of $.2 million and no federal tax credit due to the valuation reserve. The first six months of 2002 included a tax credit of $12.9 million, including a $4.4 million favorable adjustment of prior years’ tax liabilities. The loss from continuing operations before income taxes for the first six months 2003 was $18.8 million, an earnings improvement of $1.0 million from the $19.8 million pre-tax loss from continuing operations for the comparable 2002 period. The change was primarily due to increased interest income, higher other income, lower interest expense and decreased administrative, selling and general expense, largely offset by higher other expense and lower sales margin. The decrease in sales margin reflected higher cost of goods sold largely offset by increased sales volume, summarized as follows:

	(In Millions)
	First Six Months

	2003	2002	Change

Sales (tons)	8.4	5.2	3.2

Revenue from product sales and services*	$294.9	$183.8	$111.1
Cost of goods sold and operating expenses*
Total	312.7	198.3	114.4
Fixed costs of production curtailments	11.0	17.2	(6.2)

Excluding costs of production curtailments	301.7	181.1	120.6

Sales margin (loss)
Total	$(17.8)	$(14.5)	$(3.3)

Excluding costs of production curtailments	$(6.8)	$2.7	$(9.5)

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

Operating costs in 2003 reflect the adverse effects of higher energy costs, significant production throughout challenges at the Michigan operations and rising pension and medical costs. Included in cost of goods sold and operating expenses in the first half of 2003, was $11.0 million of fixed costs related to the lost production at the Michigan mines due to the loss of electricity. Production curtailments in the first half of 2002, due to market conditions, had a $17.2 million fixed cost effect.

     Interest income of $5.2 million was $3.2 million higher than the same period last year; the increase was mainly due to interest on the long-term receivable from Ispat Inland Inc. Other income of $7.4 million in 2003 was $1.5 million higher than first half 2002; the improvement was principally due to higher sales of non-strategic lands in Michigan. Interest expense decreased by $1.4 million in 2003 reflecting a lower principal balance on the Company’s long-term debt and the repayment of the revolving credit facility in October 2002. Administrative, selling and general expenses were $1.4 million lower in the first six months of 2003 compared to the same period in 2002 primarily due to the reduction of incentive compensation expense. Other expense increased $3.2 million, principally reflecting the $2.6 million reserve for Weirton bankruptcy exposures.

     Pellet sales in the second quarter of 2003 were 4.9 million tons compared to 3.9 million tons in 2002. First half sales were 8.4 million tons versus 5.2 million tons in the first half 2002, with the majority of the sales increase resulting from sales to International Steel Group Inc. While there is uncertainty regarding the pellet requirements of customers, sales volume is currently forecasted to be about 18 million tons in 2003 compared to sales of 15 million tons in 2002. The increase in tons sold in the first half and expected full year reflects the Company’s new business model. The Company has repositioned itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel customers by entering into long-term pellet sales contracts, supported by increased mine ownerships, and increases in consignment inventory at steel company sites. During 2002, the Company increased its share of mine production capacity more than 50 percent or approximately 7 million tons.

     The Company’s share of second quarter 2003 production was 3.9 million tons compared to 3.8 million tons in second quarter 2002. For the first half of 2003, the Company’s share of production was 8.4 million tons, 2.1 million tons above last year’s first half production of 6.3 million tons. Total iron ore pellet production at the Company’s managed mines was 6.8 million tons in the second quarter 2003 and 14.1 million tons in the first six months of 2003 compared to 7.4 million tons and 12.0 million tons in the second quarter and first six months of 2002, respectively.

     The Company’s share of full year production is expected to be about 18.3 million tons, which is 1.6 million tons below planned production at the beginning of the year, primarily reflecting production losses at Michigan mines due to the power interruption and throughput challenges. Total production for the managed mines for the full year is expected to be about 30.6 million tons.

     The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $34 million in 2003, with $11.2 million having occurred through June 30, 2003.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company had cash and cash equivalents of $41.6 million. Following is a summary of cash activity:

(In Millions)

Decreased payables and accrued expenses	$(15.4)
Increased product inventories	(13.4)
Capital expenditures	(11.2)
Repayment on long-term debt	(5.0)
Increased receivables	(1.5)
Proceeds from sale of assets	6.9
Decreased supplies and other inventories	6.4
Net cash from operating activities before changes in operating assets and liabilities	5.4
Other	7.6

Decrease in cash and cash equivalents	(20.2)
Cash and cash equivalents at beginning of period	61.8

Cash and cash equivalents at end of period	$41.6

     At the end of June, there were 4.3 million tons of pellets in inventory at a cost of $124.6 million, an increase of .4 million tons from December 31, 2002, reflecting increased mine ownerships and increased consignment inventory at steel company sites. Pellet inventory at June 30, 2002, was 4.1 million tons, or $118.1 million.

     In June 2003, the Company amended its $55 million senior unsecured note agreement to provide modifications to its financial covenants adjusting the required minimum levels of EBITDA and fixed charge ratios. The Company was in compliance with the amended covenants at June 30, 2003, the most restrictive of which is a minimum EBITDA requirement that the Company exceeded by about $19.5 million. As a result of the amendment, the Company made a principal payment of $5.0 million on June 30, reducing the outstanding balance of the notes to $50.0 million. Remaining principal payments were rescheduled to $15.0 million in December 2003 and the lesser of $35.0 million or the remaining principal balance in December 2004. Accelerated principal payments may be required to the extent the Company generates defined excess cash flow, asset sales above certain levels, or insurance recoveries resulting from the power outage and production loss. The interest rate remains 7.0 percent through December 14, 2003, and increases to 9.5 percent from December 15, 2003, until final maturity on December 15, 2004. The fair value of the Company’s long-term debt approximated the carrying value of $50 million at June 30, 2003, based on a discounted cash flow analysis utilizing estimated current borrowing rates. Additionally, in June 2003, the Company cancelled a 364-day unsecured revolving credit facility in the amount of $20.0 million.

     Anticipated cash flows and current financial resources are expected to meet the Company’s needs. The Company continues to investigate alternative sources of financing.

     Following is a summary of common shares outstanding:

	2003	2002	2001

March 31	10,323,421	10,180,849	10,143,272
June 30	10,322,581	10,184,846	10,148,939
September 30		10,185,083	10,143,509
December 31		10,184,211	10,141,953

ELECTRIC POWER CURTAILMENT

     On May 15, 2003, the failure of a dam in the Upper Peninsula of Michigan resulted in flood conditions which caused production curtailments at the Empire and Tilden mines for approximately five weeks. While the flooding did not directly damage the mines, the mines were idled when Wisconsin Energy Corporation, which supplies electricity to the mines, was forced to shutdown its power plant in Marquette, Michigan. The mines returned to full production by the end of June; however, it is estimated that about 1.0 million tons of production was lost (Company’s share .8 million tons). The Company’s share of fixed costs related to the lost production was $11.0 million. The Company is pursuing a business interruption claim under its property insurance program.

WEIRTON BANKRUPTCY

     On May 19, 2003, Weirton petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. Weirton purchased 2.9 million tons, or 20 percent of total tons sold in 2002, and has purchased 1.4 million tons, or 17 percent of total tons sold in the first six months of 2003. Weirton has continued to perform on its sales contract since the filing. The sales contract, which runs through 2009, will be extended by contract for the life of the power-related lease (discussed below), which is scheduled to be completed at the end of 2012.

     The Company is a 40.6 percent participant in a joint venture which acquired certain power-related assets from a subsidiary of Weirton Steel in 2001, in a purchase-leaseback arrangement. The Company’s investment at June 30, 2003 of $10.7 million, which is included in “Other investments”, is accounted for utilizing the “equity method.” Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement which extends through 2012. In the second quarter of 2003, the Company recorded a reserve of $2.6 million for bankruptcy exposures.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide retirement health care (“OPEB”) to most full-time employees who meet certain length of service and age requirements. Due to the significantly rising costs associated with these plans, effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula will be frozen for affected U.S. salaried employees and a new cash balance formula will be instituted. Increases in affected U.S. salaried retiree healthcare co-pays will become effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums will also be implemented for existing and future U.S. salaried retirees. The foregoing does not reflect any modifications to bargaining unit plans, which contracts expire in 2004.

     Following is a summary of the Company’s expected pension and OPEB funding and expense for 2003, including the partial year impact of the salaried benefit changes, as compared to 2002:

	(In Millions)

	Pension		OPEB

	Funding	Expense	Funding	Expense

2002	$1.1	$7.2	$16.8	$21.5
2003 (Expected)	2.8	27.1	21.6	30.7

     Given the decline in interest rates, the Company may be required to record a significant increase to its minimum pension liability at year-end with a charge to shareholders equity (other comprehensive loss).

     In the third quarter 2003, the Company initiated a salaried employee reduction program affecting its corporate and central services staff and various mining operations. The action is expected to result in an approximate 20 percent overall staff reduction at the affected locations. The Company currently expects to record a restructuring charge in the third quarter 2003 in excess of $10 million principally related to pension and healthcare benefits. Less than 10 percent of the restructuring charge is expected to require cash funding in 2003.

MARKET RISKS

     The Company is subject to a variety of risks including, among others, changes in commodity prices and foreign currency exchange rates. The Company has established policies and procedures to manage such risks.

     To reduce the volatility and market price risk exposure associated with the purchase of natural gas, the Company and its mining ventures in the normal course of business employ a strategy that utilize forward purchases, call options and floating market pricing as part of an overall strategy to control costs. At inception, such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes. These contracts are accounted for by the normal purchases and sales exceptions as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with gains and losses recognized when incurred.

     A portion of the Company’s operating costs related to Wabush Mines are subject to change in the value of the Canadian dollar; the Company has not hedged its exposure to changes in the Canadian dollar.

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

     Steel Company Customers: More than 95 percent of the Company’s revenue is derived from the North American integrated steel industry, consisting of twelve current or potential customers. Of the twelve companies (not all of whom are current customers or partners of the Company), two companies are in reorganization, and certain others have experienced financial difficulties. The Company’s pellet sales are primarily concentrated with seven North American steel producers. Loss of major sales contracts or the failure of customers to perform under existing arrangements due to financial difficulties could adversely affect the Company. Rejection of major contracts and/or partner agreements by customers and/or partners under provisions related to bankruptcy/reorganization represents a major uncertainty.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On April 30, 2003, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 143 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $2,525.38 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC Plan.

Item 4. Submission of Matters to Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 13, 2003. At the meeting the Company’s shareholders acted upon the election of Directors. In the election of Directors, all 11 nominees named in the Company’s Proxy Statement, dated March 24, 2003, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

NOMINEES	FOR	WITHHELD

John S. Brinzo	9,411,991	70,158
Ronald C. Cambre	9,422,949	59,200
Ranko Cucuz	9,425,924	56,225
David H. Gunning	9,426,277	55,872
James D. Ireland III	9,422,455	59,694
Francis R. McAllister	9,422,345	59,804
John C. Morley	9,424,463	57,686
Stephen B. Oresman	9,420,495	61,654
Roger Phillips	9,426,454	55,695
Richard K. Riederer	9,425,644	56,505
Alan Schwartz	9,425,754	56,395

     There were no broker non-votes with respect to the election of directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits — Refer to Exhibit Index on page 23.

(b)	During the quarter for which this 10-Q Report is filed, the Company filed two separate Current Reports on Form 8-K, dated April 8 and dated April 24, 2003; two separate reports each dated May 13, 2003; a report dated May 20, 2003, covering information reported under Item 9. Regulation FD Disclosure; and a report dated April 23, 2003, reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operations and Financial Condition in accordance with SEC Release No. 33-8216. The Company also filed Current Reports on Form 8-K dated July 29, 2003, and a report dated July 30, 2003, covering information reported under Item 9. Regulation FD Disclosure; and a report dated July 30, 2003, covering information reported under Item 12. Results of Operations and Financial Condition. There were no financial statements filed as part of the Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date	July 31, 2003	By	/s/ Donald J. Gallagher Donald J. Gallagher Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

4(a)	Third Amendment Agreement to Note Agreements Dated as of December 15, 1995, dated Effective as of June 30, 2003, among Cleveland-Cliffs Inc and the Purchasers named on Schedule 1 attached thereto	Filed Herewith

10(a)	*Employment and Separation Agreement entered into as of April 8, 2003, by and between Cleveland-Cliffs Inc and Thomas J. O’Neil	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of July 31, 2003	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher as of July 31, 2003	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of July 31, 2003	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher as of July 31, 2003	Filed Herewith

*Reflects Management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report