Form 10-Q
period 2003-09-30
CLEVELAND CLIFFS INC
filed 2003-10-30
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File
Number: 1-8944

CLEVELAND-CLIFFS INC

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1464672

(State or other Jurisdiction of	(I.R.S. Employer

Incorporation or Organization)	Identification No.)

1100 Superior Avenue, Cleveland, Ohio 44114-2589

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 694-5700

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X        NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      X        NO

As of October 24, 2003, there were 10,318,352 Common Shares (par value $1.00 per share) outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
STATEMENT OF CONSOLIDATED OPERATIONS
STATEMENT OF CONSOLIDATED FINANCIAL POSITION
STATEMENT OF CONSOLIDATED CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
NOTE B — ACCOUNTING POLICIES
NOTE C — REVENUE RECOGNITION
NOTE D — LONG-TERM DEBT
NOTE E — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
NOTE F — SEGMENT REPORTING
NOTE G — INCOME TAXES
NOTE H — LEASE OBLIGATIONS
NOTE I — DISCONTINUED OPERATION
NOTE J — RESTRUCTURING
NOTE K — BANKRUPTCY OF CUSTOMERS
NOTE L — SUBSEQUENT EVENT — BANKRUPTCY OF ROUGE
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
ELECTRIC POWER CURTAILMENT
BANKRUPTCY OF CUSTOMERS
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
MARKET RISKS
STRATEGIC INVESTMENTS
FORWARD-LOOKING STATEMENTS
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX
EX-10(A) SEPARATION AGREEMENT
EX-31(A) CERTIFICATION
EX-31(B) CERTIFICATION
EX-32(A) CERTIFICATION
EX-32(B) CERTIFICATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions,		(In Millions,
	Except Per		Except Per
	Share Amounts)		Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

REVENUES

Product sales and services

Iron ore	$189.9	$170.8	$484.8	$354.6

Freight and minority interest	36.3	26.3	99.4	50.1

Total product sales and services	226.2	197.1	584.2	404.7

Royalties and management fees	3.1	3.4	7.7	8.0

Total operating revenues	229.3	200.5	591.9	412.7

Interest income	2.7	1.4	7.9	3.4

Other income	2.2	5.8	9.6	11.7

Total Revenues	234.2	207.7	609.4	427.8

COSTS AND EXPENSES

Cost of goods sold and operating expenses	218.9	191.6	594.7	413.7

Administrative, selling and general expenses	6.1	5.2	15.5	16.0

Restructuring charge	6.2	.4	6.2	.5

Provision for customer bankruptcy exposure	4.9		7.5

Interest expense	1.2	1.5	3.7	5.4

Other expenses	1.4	1.0	5.1	4.0

Total Costs and Expenses	238.7	199.7	632.7	439.6

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4.5)	8.0	(23.3)	(11.8)

INCOME TAXES (CREDIT)	.3	1.9	.5	(11.0)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4.8)	6.1	(23.8)	(.8)

LOSS FROM DISCONTINUED OPERATION		(98.8)		(103.3)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4.8)	(92.7)	(23.8)	(104.1)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE				(13.4)

NET LOSS	$(4.8)	$(92.7)	$(23.8)	$(117.5)

NET LOSS PER COMMON SHARE

Basic and Diluted

Continuing operations	$(.47)	$.60	$(2.33)	$(.09)

Discontinued operation		(9.78)		(10.20)

Cumulative effect of accounting change				(1.32)

Net loss	$(.47)	$(9.18)	$(2.33)	$(11.61)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)

Basic	10,248	10,121	10,233	10,114

Diluted	10,248	10,121	10,233	10,114

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)

	September 30	December 31
	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$67.6	$61.8

Trade accounts receivable — net	8.8	14.1

Receivables from associated companies	9.0	9.0

Product inventories	126.0	111.2

Supplies and other inventories	66.9	73.2

Other	26.1	31.2

TOTAL CURRENT ASSETS	304.4	300.5

PROPERTIES	402.2	390.8

Allowances for depreciation and depletion	(130.8)	(111.9)

TOTAL PROPERTIES	271.4	278.9

OTHER ASSETS

Long-term receivables	63.1	63.9

Intangible pension asset	31.7	31.7

Other investments	26.7	29.3

Deposits and miscellaneous	25.8	25.8

TOTAL OTHER ASSETS	147.3	150.7

TOTAL ASSETS	$723.1	$730.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$15.0	$20.0

Accounts payable	55.4	54.8

Accrued employment cost	62.6	60.1

Accrued expenses	29.7	17.6

Payables to associated companies	12.9	14.1

State and local taxes	10.3	13.2

Environmental and mine closure obligations	10.8	9.8

Other	17.8	15.2

TOTAL CURRENT LIABILITIES	214.5	204.8

LONG-TERM DEBT	35.0	35.0

PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	163.7	151.3

OTHER POST-RETIREMENT BENEFITS	114.9	109.1

ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	81.4	84.7

OTHER LIABILITIES	37.5	46.0

TOTAL LIABILITIES	647.0	630.9

MINORITY INTEREST	17.7	19.9

SHAREHOLDERS’ EQUITY

Preferred Stock

Class A - 500,000 shares authorized and unissued

Class B - 4,000,000 shares authorized and unissued

Common Shares — par value $1 a share

Authorized - 28,000,000 shares;

Issued - 16,827,941 shares	16.8	16.8

Capital in excess of par value of shares	67.7	69.7

Retained income	264.6	288.4

Accumulated other comprehensive loss, net of tax	(110.7)	(110.7)

Cost of 6,509,589 Common Shares in treasury

(2002 - 6,643,730 shares)	(178.5)	(182.2)

Unearned compensation	(1.5)	(2.7)

TOTAL SHAREHOLDERS’ EQUITY	58.4	79.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$723.1	$730.1

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Nine Months Ended
	September 30

	2003	2002

CASH FLOW FROM CONTINUING OPERATIONS

OPERATING ACTIVITIES

Loss from continuing operations	$(23.8)	$(.8)

Depreciation and amortization:

Consolidated	21.2	17.5

Share of associated companies	2.8	6.2

Pensions and other post-retirement benefits	27.2	3.8

Deferred income taxes		(1.7)

Gain on sale of assets	(6.7)	(5.1)

Other	(7.5)	(3.7)

Total before changes in operating assets and liabilities	13.2	16.2

Changes in operating assets and liabilities	4.4	30.1

Net cash from operating activities	17.6	46.3

INVESTING ACTIVITIES

Purchase of property, plant and equipment:

Consolidated	(15.3)	(7.1)

Share of associated companies	(1.0)	(1.7)

Investment in steel companies’ equity and debt		(27.4)

Investment in power-related joint venture		(6.0)

Proceeds from sale of assets	8.4	6.7

Net cash used by investing activities	(7.9)	(35.5)

FINANCING ACTIVITIES

Repayment of long-term debt	(5.0)

Contributions by minority interests	1.1	.8

Net cash from (used by) financing activities	(3.9)	.8

CASH FROM CONTINUING OPERATIONS	5.8	11.6

CASH USED BY DISCONTINUED OPERATION		(9.9)

INCREASE IN CASH AND CASH EQUIVALENTS	5.8	1.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61.8	183.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67.6	$185.5

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

NOTE B — ACCOUNTING POLICIES

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of FIN 46, which was previously required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003, has been deferred until years ending after December 15, 2003, except for those companies which previously issued financial statements implementing the provisions of FIN 46. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the definition of a variable interest entity.

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

	(In Millions, Except Per Share)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net loss as reported	$(4.8)	$(92.7)	$(23.8)	$(117.5)
Stock-based employee compensation:
Plus expense (credit) included in reported results	1.1	.8	3.5	2.6
Less fair value based (expense) credit	.4	(.8)	(3.3)	(2.7)

Pro forma net loss	$(3.3)	$(92.7)	$(23.6)	$(117.6)

Loss per share:
As reported	$(.47)	$(9.18)	$(2.33)	$(11.61)
Pro forma	$(.33)	$(9.18)	$(2.30)	$(11.63)

Income Taxes

      Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) on the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance (Note G) was provided on deferred tax assets in recognition of uncertainty regarding realization.

NOTE C — REVENUE RECOGNITION

      Revenue is recognized on sales of products when title has transferred and on services when performed. Revenue for the first nine months of the year from product sales and services includes reimbursement for freight charges ($42.1 million — 2003; $23.8 million — 2002) paid on behalf of customers, and cost reimbursement ($57.3 million — 2003; $26.3 million — 2002) from minority interest partners for their contractual share of mine costs. Royalty and management fee revenue from venture participants is recognized on production.

NOTE D — LONG-TERM DEBT

      In June 2003, the Company amended its $55 million senior unsecured note agreement to provide modifications to its financial covenants adjusting the required minimum levels of EBITDA and fixed charge ratios. The Company was in compliance with the amended covenants at September 30, 2003, the most restrictive of which is a minimum EBITDA requirement that the Company exceeded by $13.5 million. As a result of the amendment, the Company made a principal payment of $5.0 million on June 30, reducing the outstanding balance of the notes to $50.0 million. Remaining principal payments were rescheduled to $15.0 million in December 2003 and the lesser of $35.0 million or the remaining principal balance in December 2004. Accelerated principal payments may be required to the extent the Company generates defined excess cash flow, asset sales above certain levels, or insurance recoveries resulting from the power outage and production loss. The interest rate remains 7.0 percent through December 14, 2003, and increases to 9.5 percent from December 15, 2003 until final maturity on December 15, 2004. Additionally, in June 2003, the Company cancelled a 364-day unsecured revolving credit facility in the amount of $20.0 million.

NOTE E — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

      At September 30, 2003, the Company, including its share of ventures, had environmental and mine closure liabilities of $93.3 million, of which $10.8 million was classified as current. Payments in 2003 were $5.1 million (2002 - $5.5 million). Following is a summary of the obligations:

	(In Millions)

	September 30	December 31
	2003	2002

Environmental	$16.2	$18.3
Mine Closure
LTV Steel Mining Company	38.1	41.1
Operating mines	39.0	36.1

Total mine closure	77.1	77.2

Total environmental and mine closure obligations	$93.3	$95.5

Environmental

      The Company’s environmental liabilities of $16.2 million, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

      The environmental liability includes the Company’s obligations related to six sites which are independent of the Company’s iron mining operations, seven former iron ore-related sites, eight leased land sites where the Company is lessor and miscellaneous remediation obligations at the Company’s operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party, the Rio Tinto mine site in Nevada, where significant site cleanup activities have taken place, and the Kipling, Deer Lake and Pellestar sites in Michigan.

      In September 2002, the Company received a draft of a proposed Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order on Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.2 million in the third quarter. The Company will likely be required to expend additional amounts, estimated at approximately $3 million, for the completion of the removal action, which expenditures were previously provided for in the Company’s environmental reserve.

Mine Closure

      The mine closure obligation of $77.1 million includes the accrued obligation at September 30, 2003 for a closed operation formerly known as the LTV Steel Mining Company, and for the Company’s active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $38.1 million at September 30, 2003, as a result of expenditures totaling $11.9 million since 2001.

      The accrued closure obligation for the Company’s active mining operations of $39.0 million at September 30, 2003 ($36.1 million at December 31, 2002), reflects the adoption of SFAS No. 143 in 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases during 2002. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates, and then discounted using a credit adjusted risk-free interest rate of 10.25 percent. The closure date for each location was determined based on the projected exhaustion date of the remaining economic iron ore reserves. The accretion of the liability is being recognized over the estimated mine life for each location. The expense recorded in the first nine months of 2003 was $2.9 million. There were no cash expenditures in the first nine months of 2003.

NOTE F — SEGMENT REPORTING

      The Company operated in one reportable segment in 2003 and 2002 offering iron products and services to the steel industry. The Ferrous Metallics segment, which included a hot briquetted iron (“HBI”) project in Trinidad and Tobago, was discontinued in 2002 and reported as a discontinued operation (see Note I — Discontinued Operation).

NOTE G — INCOME TAXES

      In the third quarter of 2002, the Company provided a valuation allowance to fully reserve its net deferred tax assets, in recognition of uncertainty regarding their realization. Through the first nine months of 2003, the Company increased its deferred tax valuation allowance by $8.0 million to $128.6 million to offset increases in its net deferred tax assets. The Company recorded income tax expense of $.5 million in the first nine months of 2003 to recognize estimated state and foreign income tax liabilities. The Company’s reserved deferred tax assets include significant net operating loss carryforwards for regular income tax, but no operating loss carryforwards for alternative minimum tax.

      If in the future it is determined that it is more likely than not that some or all of the net deferred tax assets will be realized, a reversal of the valuation allowance will be made. This reversal will increase income in the period such determination is made.

NOTE H — LEASE OBLIGATIONS

      The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at September 30, 2003 are expected to be:

	In Millions

	Company Share		Total

	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2003 (October 1 - December 31)	$.8	$5.7	$1.4	$10.2
2004	3.3	18.5	5.3	32.1
2005	2.1	15.1	3.1	24.2
2006	2.0	10.7	2.9	17.0
2007	2.9	6.9	3.2	9.6
2008 and thereafter	1.1	10.3	1.1	10.9

Total minimum lease payments	12.2	$67.2	17.0	$104.0

Amounts representing interest	(2.1)		(2.5)

Present value of net minimum lease payments	$10.1		$14.5

      The Company’s share of total minimum lease payments, $79.4 million, is comprised of the Company’s consolidated obligation of $69.7 million and the Company’s share of unconsolidated ventures’ obligations of $9.7 million.

NOTE I — DISCONTINUED OPERATION

      In September 2002, the Company concluded its 82 percent interest in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago, was impaired and accordingly recorded an impairment charge of $121.5 million, or $95.7 million net of minority interest. In the fourth quarter of 2002, the Company wrote-off its remaining investment and exited the ferrous metallics business and abandoned its interest in CAL. In 2002, the Company recorded, including the impairment charge, expense of $98.8 million and $103.3 million in the third quarter and first nine months, respectively, net of minority interest relating to CAL. No expense was recorded in 2003.

NOTE J — RESTRUCTURING

      In the third quarter 2003, the Company initiated a salaried employee reduction program that affected its corporate and central services staff and various mining operations. The action resulted in a staff reduction of 119 employees, with an additional staff reduction of 16 employees expected in the fourth quarter, equating to an overall 20 percent reduction in salaried workforce at the Company’s U.S. operations. Accordingly, the Company recorded a restructuring charge of $6.2 million in the third quarter 2003 and expects to record an additional $2.0 million in the fourth quarter. The restructuring charge is principally related to severance, pension and healthcare benefits, with less than $2 million requiring cash funding in 2003. Included in the third quarter restructuring charge were pension and OPEB plan curtailment credits of $.3 million and $1.5 million, respectively.

NOTE K — BANKRUPTCY OF CUSTOMERS

      On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter. WCI purchased 1.4 million tons of pellets, or 9 percent of total tons sold in 2002, and has purchased 1.1 million tons, or 8 percent of total tons sold in the first nine months of 2003. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004.

      On May 19, 2003, Weirton Steel Corporation (“Weirton”) petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. Weirton purchased 2.9 million tons, or 20 percent of total tons sold in 2002, and has purchased 2.3 million tons, or 17 percent of total tons sold in the first nine months of 2003. Weirton has continued to perform on its sales contract since the filing. The sales contract, which runs through 2009, will be extended by contract for the life of the power-related lease (discussed below), which is scheduled to be completed at the end of 2012.

      The Company is a 40.6 percent participant in a joint venture which acquired certain power-related assets from a subsidiary of Weirton in 2001, in a purchase-leaseback arrangement. The Company’s investment at September 30, 2003 of $10.6 million, which is included in “Other investments”, is accounted for utilizing the “equity method.” Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement which extends through 2012. In the second quarter of 2003, the Company recorded a provision of $2.6 million for Weirton bankruptcy exposures.

NOTE L — SUBSEQUENT EVENT — BANKRUPTCY OF ROUGE

      Rouge Industries, Inc. (“Rouge”), a significant pellet sales customer of the Company, filed for Chapter 11 bankruptcy protection on October 23, 2003, and announced that it had reached agreement on a non-binding letter of intent to sell substantially all of its assets to OAO Severstal, Russia’s second largest steel producer. Rouge has obtained Bankruptcy Court interim approval for a $150 million debtor-in-possession credit facility, which will provide Rouge up to $35 million of incremental liquidity during the period required to complete the sale. Rouge indicated that it will continue to manufacture and ship steel products and provide uninterrupted service to its customers during the bankruptcy process.

      The Company sold 1.4 million tons of pellets to Rouge in 2002 and 2.1 million tons in 2003 through October 23rd. At the time of Rouge’s filing, the Company had no trade receivable exposure to Rouge; however, the Company has a $10 million secured loan to Rouge with a final maturity in 2007. As of September 30, 2003, the loan had a balance of $11.2 million including accrued interest. Management will continue to assess events as they occur pertaining to collectability of the loan and interest. The Company’s sales contract with Rouge provides that it will be the sole supplier of pellets to Rouge through 2012, with minimum annual obligations through 2007. At this time, the long-term impact of the announced sale and bankruptcy filing on the Company’s sales contract with Rouge is unknown; however it is anticipated that the Company will continue to sell pellets to Rouge in the near-term.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS — 2003 AND 2002

      The net loss was $4.8 million, or $.47 per share (all per share earnings are “diluted earnings per share” unless stated otherwise) in the third quarter of 2003 and a net loss of $23.8 million, or $2.33 per share, for the first nine months of 2003. In the third quarter and first nine months of 2002, the Company had a net loss of $92.7 million, or $9.18 per share, and a net loss of $117.5 million, or $11.61 per share, respectively, including the loss and impairment charge relating to a discontinued operation, and a first quarter charge relating to the cumulative effect of the accounting change relating to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Following is a summary of results:

	(In Millions, Except Per Share)

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Income (loss) from continuing operations:
Amount	$(4.8)	$6.1	$(23.8)	$(.8)
Per share	(.47)	.60	(2.33)	(.09)
Loss from discontinued operation:
Amount		(98.8)		(103.3)
Per share		(9.78)		(10.20)
Cumulative effect of accounting change:
Amount				(13.4)
Per share				(1.32)

Net loss:
Amount	$(4.8)	$(92.7)	$(23.8)	$(117.5)

Per share	$(.47)	$(9.18)	$(2.33)	$(11.61)

Third Quarter

      The loss from continuing operations was $4.8 million in the third quarter of 2003 compared to income from continuing operations of $6.1 million for the third quarter of 2002. The pre-tax loss from continuing operations was $4.5 million in 2003 compared to pre-tax income of $8.0 million in the third quarter of 2002. The $12.5 million increase in the pre-tax loss was primarily due to a $6.2 million restructuring charge, provision for bankruptcy exposure of $4.9 million, and lower other income, partly offset by higher sales margin, increased interest income and lower interest expense.

      In the third quarter 2003, the Company initiated a salaried employee reduction program that affected its corporate and central services staff and various mining operations. The action resulted in a staff reduction of 119 employees, with an additional staff reduction of 16 employees expected in the fourth quarter, equating to an overall 20 percent reduction in salaried workforce at the Company’s U.S. operations. Accordingly, the Company recorded a restructuring charge of $6.2 million in the third quarter 2003 and expects to record an additional $2.0 million in the fourth quarter. The restructuring charge is principally related to severance, pension and healthcare benefits with less than $2 million requiring cash funding in 2003 (see Pensions and Other Postretirement Benefits).

      A provision for bankruptcy exposure of $4.9 million was recorded in the third quarter 2003 relating to the WCI Steel Inc. (“WCI”) Chapter 11 filing (see Bankruptcy of Customers). Other income decreased $3.6 million to $2.2 million in 2003 primarily due to recoveries on two insurance claims in the amount of $3.5 million in 2002.

      The sales margin in the third quarter of 2003 was $7.3 million versus $5.5 million in 2002. The $1.8 million increase was principally due to higher sales price and volume partly offset by higher operating costs as summarized below. The operating cost increase reflected the impact of higher energy costs, production throughput challenges at the Michigan operations, and rising pension and medical benefit costs. Included in third quarter 2002 was the unfavorable impact of production curtailments, $3.4 million, necessitated by reduced demand for pellets.

	(In Millions)
	Third Quarter

	2003	2002	Change

Sales (tons)	5.2	5.0	.2

Revenue from product sales and services*	$189.9	$170.8	$19.1

Cost of goods sold and operating expenses*
Total	182.6	165.3	17.3
Fixed costs of production curtailments		3.4	(3.4)

Excluding costs of production curtailments	182.6	161.9	20.7

Sales margin (loss)
Total	$7.3	$5.5	$1.8

Excluding costs of production curtailments	$7.3	$8.9	$(1.6)

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

      Also offsetting the decreases in earnings were higher interest income of $2.7 million in the third quarter of 2003 compared to $1.4 million for the same period in 2002, mainly due to interest on the long-term receivable from Ispat Inland Inc., and lower interest expense of $1.2 million in the third quarter of 2003 compared to $1.5 million for the same period in 2002, reflecting lower principal balance on the Company’s long-term debt and the repayment of the bank credit facility borrowings in October 2002.

First Nine Months

      The after-tax loss from continuing operations for the first nine months 2003 was $23.8 million versus an after-tax loss from continuing operations of $.8 million in 2002. The first nine months of 2003 included state and foreign taxes of $.5 million and no federal tax credit due to the valuation reserve established in the third quarter of 2002. The first nine months of 2002 included a tax credit of $11.0 million, including a $4.4 million favorable adjustment of prior years’ tax liabilities. The loss from continuing operations before income taxes for the first nine months 2003 was $23.3 million, an earnings decrease of $11.5 million from the $11.8 million pre-tax loss from continuing operations for the comparable 2002 period. The higher loss was primarily due to a $7.5 million charge for customer bankruptcy exposure (see Bankruptcy of Customers), the

$6.2 million restructuring charge, lower other income and lower sales margin, partly offset by higher interest income and lower interest expense. The decrease in sales margin reflected higher cost of goods sold largely offset by higher volume and average sales prices summarized as follows:

	(In Millions)
	First Nine Months

	2003	2002	Change

Sales (tons)	13.6	10.2	3.4

Revenue from product sales and services*	$484.8	$354.6	$130.2

Cost of goods sold and operating expenses*
Total	495.3	363.6	131.7
Fixed costs of production curtailments	11.1	20.6	(9.5)

Excluding costs of production curtailments	484.2	343.0	141.2

Sales margin (loss)
Total	$(10.5)	$(9.0)	$(1.5)

Excluding costs of production curtailments	$.6	$11.6	$(11.0)

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

Operating costs in 2003 reflect the adverse effects of higher energy costs, significant production throughput challenges at the Michigan operations and rising pension and medical costs. Included in cost of goods sold and operating expenses in the first nine months of 2003 was $11.1 million of fixed costs related to the lost production at the Michigan mines due to the flood-related loss of electric power supply (see Electric Power Curtailment). Production curtailments in the first nine months of 2002, due to market conditions, had a $20.6 million fixed cost effect.

      Interest income of $7.9 million was $4.5 million higher than the same period last year; the increase was mainly due to interest on the long-term receivables from Ispat Inland Inc. and Rouge Industries, Inc. (“Rouge”). Other income of $9.6 million in 2003 was $2.1 million lower than first nine months of 2002 due to insurance recoveries in 2002 partly offset by higher sales of non-strategic lands in Michigan. Interest expense decreased by $1.7 million in 2003 reflecting a lower principal balance on the Company’s long-term debt and the repayment of the revolving credit facility.

      Pellet sales in the third quarter of 2003 were 5.2 million tons compared to 5.0 million tons in the same period of 2002. First nine months sales were 13.6 million tons in 2003 versus 10.2 million tons in the first nine months of 2002, with the majority of the sales increase resulting from sales to International Steel Group Inc. While there is uncertainty regarding the pellet requirements of customers, sales volume is currently forecasted to be about 18.5 million tons in 2003 compared to sales of 15 million tons in 2002. The increase in tons sold in the first nine months and expected full year reflects the Company’s new business model. The Company has repositioned itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel customers by entering into long-term pellet sales contracts, supported by increased mine ownerships, and increases in inventory at steel company sites. During 2002, the Company increased its share of mine production capacity more than 50 percent or approximately 7 million tons.

      The Company’s share of third quarter 2003 production was 5.0 million tons compared to 4.2 million tons in third quarter 2002. For the first nine months of 2003, the Company’s share of production was 13.4 million tons, 2.9 million tons above last year’s first nine months production of 10.5 million tons. Total iron ore pellet production at the Company’s managed mines was 8.3 million tons in the third quarter 2003 and 22.4 million tons in the first nine months of 2003 compared to 7.5 million tons and 19.5 million tons in the third quarter and first nine months of 2002, respectively.

      The Company’s share of full year 2003 production is expected to be about 18.2 million tons, which is 1.7 million tons below planned production at the beginning of the year, primarily reflecting production losses at Michigan mines due to the power interruption and throughput challenges. Total production for the managed mines for 2003 is expected to be about 30.4 million tons.

      In July 2003, the Company initiated an action plan to significantly improve operating results by achieving annualized cost savings in excess of $35 million from 2003 results. The plan incorporated reduction actions in the areas of employment, energy, services, maintenance and supplies costs during the remainder of 2003 and in 2004, with the $35 million impact fully reflected by 2005.

      The Company’s share of capital expenditures at the five mining ventures and supporting operations is expected to approximate $25 million in 2003, with $16.3 million having occurred through September 30, 2003.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, the Company had cash and cash equivalents of $67.6 million. Following is a summary of cash activity:

(In Millions)

Net cash from operating activities before changes in operating assets and liabilities	$13.2
Proceeds from sale of assets	8.4
Decreased supplies and other inventories	6.3
Decreased receivables	3.7
Capital expenditures	(16.3)
Increased product inventories	(14.8)
Repayment on long-term debt	(5.0)
Other	10.3

Increase in cash and cash equivalents	5.8
Cash and cash equivalents at beginning of period	61.8

Cash and cash equivalents at end of period	$67.6

      At the end of September, there were 4.4 million tons of pellets in inventory at a cost of $126.0 million, an increase of .5 million tons from December 31, 2002, reflecting increased mine ownerships and increased inventory at steel company sites. Pellet inventory at September 30, 2002, was 3.5 million tons, or $99.0 million.

      In June 2003, the Company amended its $55 million senior unsecured note agreement to modify its financial covenants by adjusting the required minimum levels of EBITDA and fixed charge ratios. The Company was in compliance with the amended covenants at September 30, 2003, the most restrictive of which is a minimum EBITDA requirement that the Company exceeded by $13.5 million. As a result of the amendment, the Company made a principal payment of $5.0 million on June 30, reducing the outstanding balance of the notes to $50.0 million. Remaining principal payments were rescheduled to $15.0 million in December 2003 and the lesser of $35.0 million or the remaining principal balance in December 2004. Accelerated principal payments may be required to the extent the Company generates defined excess cash flow, asset sales above certain levels, or insurance recoveries resulting from the power outage and production loss. The interest rate remains 7.0 percent through December 14, 2003, and increases to 9.5 percent from December 15, 2003, until final maturity on December 15, 2004. The fair value of the Company’s long-term debt approximated the carrying value of $50 million at September 30, 2003, based on a discounted cash flow analysis utilizing estimated current borrowing rates. Additionally, in June 2003, the Company cancelled a 364-day unsecured revolving credit facility in the amount of $20.0 million.

      Anticipated cash flows and current financial resources are expected to meet the Company’s needs. The Company continues to investigate alternative sources of financing.

      Following is a summary of common shares outstanding:

	2003	2002	2001

March 31	10,323,421	10,180,849	10,143,272
June 30	10,322,581	10,184,846	10,148,939
September 30	10,318,352	10,185,083	10,143,509
December 31		10,184,211	10,141,953

      ELECTRIC POWER CURTAILMENT

      On May 15, 2003, the failure of a dam in the Upper Peninsula of Michigan resulted in flood conditions which caused production curtailments at the Empire and Tilden mines for approximately five weeks. While the flooding did not directly damage the mines, the mines were idled when Wisconsin Energy Corporation, which supplies electricity to the mines, was forced to shutdown its power plant in Marquette, Michigan. The mines returned to full production by the end of June; however, approximately 1.0 million tons of production was lost (Company’s share .8 million tons). The Company’s share of fixed costs related to the lost production was $11.1 million. The Company is pursuing a business interruption claim under its property insurance program.

BANKRUPTCY OF CUSTOMERS

      On September 16, 2003, WCI petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter. WCI purchased 1.4 million tons of pellets, or 9 percent of total tons sold in 2002, and has purchased 1.1 million tons, or 8 percent of total tons sold in the first nine months of 2003. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004.

      On May 19, 2003, Weirton Steel Corporation (“Weirton”) petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. Weirton purchased 2.9 million tons, or 20 percent of total tons sold in 2002, and has purchased 2.3 million tons, or 17 percent of total tons sold in the first nine months of 2003. Weirton has continued to perform on its sales contract since the filing. The sales contract, which runs through 2009, will be extended by contract for the life of the power-related lease (discussed below), which is scheduled to be completed at the end of 2012.

      The Company is a 40.6 percent participant in a joint venture which acquired certain power-related assets from a subsidiary of Weirton in 2001, in a purchase-leaseback arrangement. The Company’s investment at September 30, 2003 of $10.6 million, which is included in “Other investments”, is accounted for utilizing the “equity method.” Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement which extends through 2012. In the second quarter of 2003, the Company recorded a provision of $2.6 million for Weirton bankruptcy exposures.

      Rouge, a significant pellet sales customer of the Company, filed for Chapter 11 bankruptcy protection on October 23, 2003, and announced that it had reached agreement on a non-binding letter of intent to sell substantially all of its assets to OAO Severstal, Russia’s second largest steel producer. Rouge has obtained Bankruptcy Court interim approval for a $150 million debtor-in-possession credit facility, which will provide Rouge up to $35 million of incremental liquidity during the period required to complete the sale. Rouge indicated that it will continue to manufacture and ship steel products and provide uninterrupted service to its customers during the bankruptcy process.

      The Company sold 1.4 million tons of pellets to Rouge in 2002 and 2.1 million tons in 2003 through October 23rd. At the time of Rouge’s filing, the Company had no trade receivable exposure to Rouge; however, the Company has a $10 million secured loan to Rouge with a final maturity in 2007. As of September 30, 2003, the loan had a balance of $11.2 million including accrued interest. Management will continue to assess events as they occur pertaining to collectability of the loan and interest. The Company sales contract with Rouge provides that it will be the sole supplier of pellets to Rouge through 2012, with minimum annual obligations through 2007. At this time, the long-term impact of the announced sale and bankruptcy filing on the Company’s sales contract with Rouge is unknown; however it is anticipated that the Company will continue to sell pellets to Rouge in the near-term.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

      The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide retirement health care (“OPEB”) to most full-time employees who meet certain length of service and age requirements. Due to the significantly rising costs associated with these plans, effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums was also implemented for existing and future U.S. salaried retirees. As a result of the third quarter 2003 restructuring, curtailment credits of $.3 million and $1.5 million were recognized for pensions and OPEB, respectively. The foregoing does not reflect any modifications to bargaining unit plans, which contracts expire in 2004.

      Following is a summary of the Company’s expected pension and OPEB funding and expense for 2003, including the partial year impact of the salaried benefit changes, as compared to 2002:

	(In Millions)

	Pension		OPEB

	Funding	Expense	Funding	Expense

2002	$1.1	$7.2	$16.8	$21.5
2003 (Estimated)	4.6	25.4	24.2	32.7
2004 (Estimated)	6.3	28.8	26.8	30.8

      The 2004 estimated pension and OPEB expense estimates reflect an expected decrease in the discount rate based on declining market rates. The Company will determine its actuarial assumptions at year-end. Further changes in interest rates combined with actual versus assumed returns on plan assets in 2003 could require the Company to record a significant change to its minimum pension liability with an adjustment to shareholders equity (other comprehensive loss) and could result in further changes to year 2004 pension expense. Additionally, the Company will review its assumption regarding the rate of increase in the per capita cost of healthcare benefits in light of current benefit expenditures. Any increase in the medical trend assumption would result in a further increase in 2004 OPEB expenses.

MARKET RISKS

      The Company is subject to a variety of risks including, among others, changes in commodity prices and foreign currency exchange rates. The Company has established policies and procedures to manage such risks.

      To reduce the volatility and market price risk exposure associated with the purchase of natural gas, the Company and its mining ventures in the normal course of business employ a strategy that utilizes forward purchases, call options and floating market pricing as part of an overall strategy to control costs. At inception, such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes. These contracts are accounted for by the normal purchases and sales exceptions as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with gains and losses recognized when incurred.

      A portion of the Company’s operating costs related to Wabush Mines are subject to change in the value of the Canadian dollar; the Company has not hedged its exposure to changes in the Canadian dollar.

STRATEGIC INVESTMENTS

      The Company is pursuing investment opportunities to broaden its scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests. In the normal course of business, the Company examines opportunities to strengthen its position by evaluating various investment opportunities consistent with its strategy. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.

      On October 8, 2003, the Company and Laiwu Steel Group (“Laiwu”) of China jointly announced that they have made an offer to acquire the assets of Eveleth Mines LLC. Eveleth’s principal assets are an iron ore mine and pelletizing operation in Northeast Minnesota, which ceased operations earlier this year. Eveleth Mines LLC filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Minnesota in St. Paul on May 1, 2003. A final decision by the Company and Laiwu to proceed with the purchase of these assets and reopen the mining operations will be made after due diligence is completed and agreements are reached with key Eveleth Mines LLC stakeholders. If successful in acquiring the Mine, it is anticipated that the Company would own approximately 70 percent of the new entity with Laiwu owning the remaining interest. The Company would manage the 4.3 million ton pellet operation and each owner would take their equity share of pellets. The Company could also sell additional tonnage to Laiwu.

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

      Demand for Iron Ore Pellets: Demand for iron ore is a function of the operating rates for the blast furnaces of North American steel companies. The restructuring of the steel industry is likely to result in a reduction of integrated steelmaking capacity over time, and thereby reduce iron ore consumption. Demand for iron ore can be reduced by lower iron production in North America due to imports of finished and semi-finished steel, replacement by electric furnace production, or insufficient resources to reline or adequately maintain blast furnaces. Most of the Company’s sales contracts are requirements-based or provide for flexibility of volume above a minimum level.

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

(a)	Pellestar

As previously reported, in February 2003, the Company received a Notice of Potential Liability (“Notice”) from the U.S. Environmental Protection Agency (“EPA”) with respect to the Pellestar site, located in Negaunee Township, Marquette County, Michigan (“Site”). EPA advised that the Company is considered to be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The Company, through a subsidiary, owned the Site from 1955 to 1986, at which time the Site was sold. During the period that the Company owned the Site, the Company operated a pilot plant facility for research and development activities on different pelletizing processes. The Company is one of a number of PRPs. In the third quarter 2003, the Company, along with the other PRPs, entered into an Administrative Order on Consent with the EPA (“Consent Order”), and the PRPs collectively retained a consultant to implement an EPA-approved Removal Action Plan (“RAP”) at the Site. The estimated cost for the RAP is approximately $600,000 plus EPA’s future oversight costs, which costs will be apportioned among the PRPs on an equal pro rata basis.

(b)	Milwaukee Solvay Coke

As previously reported, the EPA had conducted an investigation of structures, soil and groundwater at the former Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of the Company during the years 1973 to 1983, which predecessor was acquired by the Company in 1986. Based upon the results of this investigation, in the second quarter of 2002, the EPA determined that a removal action should be conducted on the property with respect to the contents of certain above ground storage tanks and various sections of alleged asbestos containing materials on pipes and other parts of structures located on the property. In September 2002, the Company received from EPA a proposed Administrative Consent Order limited to the removal of these areas of contaminants and reimbursement of its costs. In January 2003, the Company completed the sale of the plant site and property to a third party (“new owner”) who agreed to assume obligations for both removal under the Consent Order with the EPA, which Consent Order was executed by the Company and the new owner, and remediation. The new owner also agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.2 million in the third quarter. The Company will likely be required to expend additional amounts, estimated at approximately $3 million, for the completion of the removal action, which expenditures were previously provided for in the Company’s environmental reserve.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits – Refer to Exhibit Index on page 31.

(b)	Reports on Form 8-K:

(1)	The Company furnished information regarding the appointment of a new Chief Financial Officer through a Form 8-K under Item 9 on July 29, 2003.

(2)	The Company furnished information regarding the financial results for the second quarter of 2003 through a Form 8-K under Item 12 on July 30, 2003.

(3)	The Company furnished information regarding the implementation of an action plan to improve operating results through a Form 8-K under Item 9 on July 30, 2003.

(4)	The Company furnished information regarding its joint offer with Laiwu Steel Group to acquire the assets of Eveleth Mines LLC through a Form 8-K under Item 9 on October 9, 2003.

(5)	The Company furnished information regarding the bankruptcy of Rouge Industries, Inc., a significant customer, through a Form 8-K under Item 9 on October 28, 2003.

(6)	The Company furnished information regarding the financial results for the third quarter of 2003 through a Form 8-K under Item 12 on October 29, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date October 30, 2003	By /s/ Donald J. Gallagher

Donald J. Gallagher Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10(a)	*Separation Agreement and Release of Claims effective as of August 13, 2003, by and between Cleveland-Cliffs Inc and Cynthia B. Bezik	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of October 30, 2003	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher as of October 30, 2003	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of October 30, 2003	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher as of October 30, 2003	Filed Herewith

*	Reflects Management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report