Form 10-K
period 2003-12-31
CLEVELAND CLIFFS INC
filed 2004-02-13
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-8944

Cleveland-Cliffs Inc

(Exact name of registrant as specified in its charter)

Ohio	34-1464672
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1100 Superior Avenue, Cleveland, Ohio (Address of principal executive offices)	44114-2589 (Zip Code)

Registrant’s telephone number, including area code: (216) 694-5700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $1.00 per share	New York Stock Exchange and Chicago Stock Exchange
Rights to Purchase Common Shares	New York Stock Exchange and Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     As of June 30, 2003, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $17.85 per share as reported on the New York Stock Exchange - Composite Index was $173,733,675 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

     The number of shares outstanding of the registrant’s Common Shares, par value $1.00 per share, was 10,572,823 as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2004 are incorporated by reference into Part III.

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Statement of Consolidated Cash Flows Cleveland-Cliffs Inc and Consolidated Subsidiaries
Statement of Consolidated Shareholders’ Equity Cleveland-Cliffs Inc and Consolidated Subsidiaries
Cleveland-Cliffs Inc and Consolidated Subsidiaries Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
EXHIBIT INDEX (All references to filings of Cleveland-Cliffs Inc are to SEC File No. 1-8944)
EX-3(A) AMENDED ARTICLES OF INCORPORATION
EX-4(B) STOCK CERTIFICATE
EX-4(E) REGISTRATION RIGHTS AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF INDEPENDENT AUDITORS
EX-24 POWER OF ATTORNEY
EX-31(A) 302 CERT FOR CEO
EX-31(B) 302 CERT FOR CFO
EX-32(A) 906 CERT FOR CEO
EX-32(B) 906 CERT FOR CFO
EX-99(A) SCHEDULE II

PART I

Item 1.     Business.

Introduction

      Founded in 1847, we are the largest producer of iron ore pellets in North America and sell the majority of our pellets to integrated steel companies in the United States and Canada. Our headquarters are located at 1100 Superior Avenue, Cleveland, Ohio 44114-2589, and our telephone number is (216) 694-5700. Our website address is www.cleveland-cliffs.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). As used in this report, “Cleveland-Cliffs,” “we” and “our” refer to Cleveland-Cliffs Inc and its subsidiaries, except where the context otherwise requires.

      We operate six iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 36.9 million tons of iron ore pellet production annually. Based on our percentage ownership of the mines we operate, our share of the rated pellet production capacity is currently 22.6 million tons annually, representing approximately 28 percent of total North American annual pellet capacity. We sell our share of iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions.

      We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for a variety of applications. We have repositioned ourselves from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers and continue to seek additional investment opportunities in iron ore mines. As the North American iron ore industry restructures and consolidates to meet the raw material requirements of the consolidating steel industry, we believe we are leading this restructuring by focusing on our strategic goal to be the pre-eminent supplier of iron ore to our customers.

      For the year ended December 31, 2003, we produced a total of 30.3 million tons of iron ore, including 18.1 million tons for our account and 12.2 million tons on behalf of the steel company owners in the mines.

Strategy

      The North American integrated steel industry is undergoing a restructuring process. This process is, in our view, producing a stronger, more productive industry through consolidation and some rationalization of less efficient capacity. The iron ore industry is also restructuring to meet the changing needs of its customers. It is our goal to lead this consolidation process and to continue to improve the competitiveness of our operations.

      Our strategic objectives are to:

     Expand Our Leadership Position in the North American Iron Ore Market

      We are currently restructuring the ownership interest in our mines in part by converting mine partners into customers with term supply agreements. Under our new operating strategy, royalty and management fee income will be replaced by profit margin on pellet sales, and it is our goal to continue to expand our leadership position in the industry by focusing on high product quality, technical excellence, superior relationships with our customers and partners and improved operational efficiency through year-over-year cost reduction. By developing creative solutions for our customers during the recent industry restructuring, we have been able to generate term supply agreements with many of these companies, which have benefited and will benefit our market position.

     Increase Our Ownership of Mines in which We Hold Joint Venture Interests

      In recent years, we have increased our ownership interest in a number of mines. We believe that increasing our ownership interests in several of our mines will improve our ability to manage these mines to achieve sustainable, long-term efficient production. With a larger ownership position in a given mine, we are able to make operating and capital decisions faster and more efficiently, and we aspire to leverage this ability throughout the mines in which we have invested. As we increase our ownership in our managed mines, we can more readily share best practices through cross-mine teams, allowing us to increase operating efficiencies and decrease costs. With total or majority ownership of our mines, we can take advantage of synergies among operations by sharing staff and functions between operations. We are also in the process of a more full-scale consolidation of operations and management in Michigan with our Tilden and Empire mines.

     Seek Additional Iron Ore Mine Investment Opportunities

      We intend to continue to pursue investment and management opportunities to broaden our scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to leverage our expertise in processing low grade iron ore so that we may capitalize on global demand for steel and iron ore in areas such as China.

     Strive to Continuously Improve Iron Ore Pellet Quality and Develop Alternative Metallic Products

      We believe we have one of the best industrial research and development groups in the iron ore industry. With the overall goal of achieving cost reductions and quality improvements through pioneering process development at the mines that we manage, we operate a fully-equipped research and development facility located in Ishpeming, Michigan. Our research and development group is staffed with experienced engineers and scientists and is organized to support the geological interpretation, process mineralogy, mine engineering, mineral processing, pyrometallurgy, advanced process control and analytical service disciplines. Our research and development group is also routinely employed by iron ore pellet customers for laboratory testing and simulation of blast furnace conditions.

      As part of our efforts to develop alternative metallic products, we agreed to participate in Phase II of the Mesabi Nugget Project to construct a pilot plant at our Northshore mine to test and develop Kobe Steel, Ltd.’s (“Kobe Steel”) technology for converting iron ore into nearly pure iron in nugget form. The high iron content material could be used to replace steel scrap as a raw material for electronic steel furnaces. Other participants in the project include Kobe Steel, Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. All of the participants in the Mesabi Nugget Project have recently entered into a second operating phase of the pilot plant. During this phase, which will last for approximately six months, we will explore the commercial viability of this technology.

Our Investment in ISG

      We currently own approximately 5.5 million shares (5.0 million owned directly and .5 million owned through pension fund investments) of the common stock of International Steel Group, Inc. (“ISG”), which currently represents approximately 5.7 percent of the outstanding ISG shares. As of January 30, 2004, the last reported trading price for the ISG common stock was $35.10 per share. Our current plans are to monetize our investment in ISG, although we are currently prohibited from selling or otherwise disposing of our ISG shares until June 9, 2004 pursuant to the terms of a lock-up agreement that we and other significant ISG stockholders entered into in connection with ISG’s initial public offering. We currently intend to use the proceeds of any sale of our ISG shares to make contributions to certain of our underfunded pension plans, to fund our capital expenditure requirements, to fund our working capital requirements in order to support increased production of our iron ore pellets and to pursue additional iron ore mine and/or alternative metallic products investment opportunities. We do not currently intend to distribute the proceeds of any sale of our ISG shares by means of a special dividend.

Customers

      More than 95 percent of our revenues are derived from sales of iron ore to the North American integrated steel industry, consisting of 14 current or potential customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements is largely dependent on customer requirements, and in most cases, we are the sole supplier of iron ore pellets to the customer. Each agreement has a base price that is adjusted over the life of the agreement using one or more adjustment factors. Factors that can adjust price include measures of general industrial inflation, steel prices and the international pellet price.

      During 2002 and 2003, we sold 14.7 million and 19.2 million tons of iron ore, respectively, from our share of the production of our iron ore mines and purchases from others. Sales in 2003 were to eight North American, one Turkish, two European and two Chinese steel producers.

      The following six customers together accounted for a total of 93 percent and 79 percent of total sales revenues in the years ended 2003 and 2002, respectively:

	Percent of Sales
	Revenues

	Year Ended
	December 31,

Customer	2003	2002

ISG	30%	21%
Algoma Steel Inc. (“Algoma”)	17	19
Rouge Industries, Inc. (“Rouge”)	16	9
Weirton Steel Corporation (“Weirton”)	15	21
Ispat Inland Inc. (“Ispat Inland”)	8	1
WCI Steel Inc. (“WCI”)	7	8

Total	93%	79%

      One major term supply agreement for the sale and purchase of iron ore pellets expired and was not renewed at year-end 2002; no other major multi-year supply agreements are due to expire before December 31, 2004. Our major term supply agreements are as follows:

•	ISG

We have a fifteen-year supply agreement under which we are ISG’s sole supplier of iron ore pellets through 2016 for its Cleveland and Indiana Harbor Works. ISG is the combination of the assets of three steel companies acquired out of bankruptcy: LTV Steel Corporation (“LTV Steel”), Bethlehem Steel Corporation (“Bethlehem Steel”) and Acme Steel Corporation (“Acme Steel”).

•	Algoma

We have a term supply agreement under which we are Algoma’s sole supplier of iron ore pellets for fifteen years.

•	Rouge

We have a term supply agreement with Rouge under which we are the sole supplier of iron ore pellets to Rouge through 2012. On October 23, 2003, Rouge filed a petition for chapter 11 bankruptcy protection and on January 30, 2004 sold substantially all of its assets to Severstal North America, Inc., a U.S. affiliate of OAO Severstal, Russia’s second largest steel producer. Our term supply agreement with Rouge was assumed by Severstal with minor modifications.

•	Weirton

On May 19, 2003, Weirton petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton has continued to perform the obligations under its term supply agreement since the filing. That agreement, which runs through 2009, will be extended for the life of the power-related lease (discussed below), which extends through 2012. On December 11, 2003, the United States Bankruptcy Court for the Northern District of West Virginia approved Weirton’s interim agreement. The modified term supply agreement provides that we will supply Weirton with the greater of 67 percent of Weirton’s pellet requirements or 2.1 million net tons for the calendar years 2004 and 2005. Thereafter, the modified term supply agreement provides that we will supply all of Weirton’s pellet requirements through 2009, which term may be extended to 2012 under certain circumstances.

We are a 40.6 percent participant in a joint venture that acquired certain power-related assets from a subsidiary of Weirton in 2001 in a purchase-leaseback arrangement that extends through 2012. Our investment at December 31, 2003 of $10.4 million, which is included in “Other investments,” is accounted for utilizing the equity method. Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement. In the second quarter of 2003, we recorded a provision of $2.6 million for Weirton bankruptcy exposures.

•	Ispat Inland

We currently have a term supply agreement with Ispat Inland under which we are its sole outside supplier of iron ore pellets through 2014.

•	WCI

We currently have a term supply agreement with WCI under which we are its sole supplier of iron ore pellets through 2004. On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code.

      Our sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise.

      In 2003, 78 percent of our revenues were derived from sales to our U.S. customers.

      Information regarding Operations, Competition, Environment, Energy, Research and Development and Employees is presented under the captions “Operations,” “Competition,” “Environment,” “Energy,” “Research and Development” and “Employees,” respectively, all of which are included in Item 2 and are incorporated by reference and made a part hereof.

Item 2.     Properties.

      We directly or indirectly own and operate interests in the following six North American iron ore mines:

	Ownership Interest as of
	December 31,

Location and Name	2003	2002	2001

Michigan (Marquette Range)
Empire Iron Mining Partnership	79.0%	79.0%	46.7%
Tilden Mining Company L.C.	85.0	85.0	40.0
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	23.0	23.0	15.0
Northshore Mining Company	100.0	100.0	100.0
United Taconite LLC (“United Taconite”)	70.0
Canada (Newfoundland and Quebec)
Wabush Mines — Joint Venture	26.8	26.8	22.8

      We increased our ownership in these mines (other than Northshore and United Taconite) in 2002 through assumption of the liabilities associated with the mine interests from their steel company owners. Each of these mines contains crushing, concentrating, and pelletizing facilities. The facilities at each site are in satisfactory condition, although they require routine capital and maintenance expenditures on an ongoing basis.

      Empire Mine. The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula. We manage the mine and have a 79 percent interest; Ispat Inland has a 21 percent interest in the mine and has the right to require us to purchase all of its interest under certain circumstances after 2007.

      Tilden Mine. On January 31, 2002, we increased our ownership of the Tilden mine to 85 percent by acquiring Algoma’s 45 percent interest in the mine and executing a term supply agreement under which we are Algoma’s sole supplier of iron ore pellets for 15 years. Stelco Inc. (“Stelco”) has a 15 percent interest in the mine. The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula. We manage the mine.

      On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Stelco has met its cash call requirements at the Tilden, Hibbing and Wabush mining ventures to date. We currently expect Stelco to continue its participation in the mining ventures.

      The two Michigan mines discussed above are located near each other. Our recent increase in ownership of our Michigan mines has facilitated and will continue to offer operational and cost benefits that were not achievable under the previous ownership structure. These benefits include a consolidated transportation system, more efficient employee and equipment operating schedules, reduction in redundant facilities and workforce and best practices sharing.

      Hibbing Mine. The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range near the cities of Hibbing and Chisholm. We manage the mine and have a 23 percent interest, 8 percent of which was acquired from Bethlehem Steel in 2002; ISG has a 62.3 percent interest and Stelco has a 14.7 percent interest in the mine.

      Northshore Mine. The Northshore mine is located in northeastern Minnesota, with mining facilities near Babbitt, Minnesota on the northeastern end of the Mesabi iron formation. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. We own 100 percent of the mine.

      United Taconite. On November 26, 2003, the U.S. Bankruptcy Court for the District of Minnesota approved the purchase of the assets of Eveleth Mines LLC (“Eveleth Mines”) by United Taconite, 70 percent of the interests of which are owned by us and 30 percent of the interests are owned by Laiwu Steel Group Ltd. (“Laiwu”) of China. Eveleth Mines ceased mining operations earlier in 2003 and filed for chapter 11 bankruptcy protection on May 1, 2003. The acquisition was effective as of December 1, 2003. Under the terms of the agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. United Taconite did not assume any liabilities related to Eveleth Mines’ pension plans, which have been terminated by the Pension Benefit Guaranty Corporation, nor did it assume Eveleth Mines’ retiree medical and life insurance plans. The United Taconite mine is located in Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. We manage the mine.

      Wabush Mine. In 1997, we acquired Ispat Inland’s interest in the Wabush mine. In August 2002, Acme Steel, a wholly owned subsidiary of Acme Metals Incorporated, which had been under chapter 11 bankruptcy protection since 1998, rejected its interest in the Wabush mine located in Eastern Canada. As a result of these two events, we increased our ownership from 7.7 percent to 26.8 percent. The Wabush mine is located in Wabush, Labrador, Canada, and has a pellet plant in Pointe Noire, Quebec, Canada. We manage the mine and have a 26.8 percent interest; Stelco has a 44.6 percent interest; and Dofasco Inc. (“Dofasco”) has a 28.6 percent interest in the mine.

      Railroads, one of which is wholly owned by us, link the Empire and Tilden mines with Lake Michigan at the loading port of Escanaba and with Lake Superior at the loading port of Marquette. From the Mesabi Range, Hibbing pellets are transported by rail to a shiploading port at Superior, Wisconsin. At Northshore, crude ore is shipped by a wholly owned railroad from the mine to processing facilities at Silver Bay, Minnesota. In Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At the Wabush mine, concentrates are shipped by rail from the Scully mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, the United States and other international destinations or shipped as concentrates for sinter feed to Europe.

Operations

      During 2003 and 2002, we produced 18.1 million tons and 14.7 million tons, respectively, for our account and 12.2 million tons and 13.2 million tons, respectively, on behalf of the steel company owners of the mines. The increase in our share of 10.3 million produced tons in 2003 compared to 2001 principally reflected increased equity positions in our managed mines. The following is a summary of total production and our share of that production:

	Total Production
	Tons in Millions(1)

Location and Name	2003	2002	2001

Michigan (Marquette Range)
Empire Iron Mining Partnership	5.2	3.6	5.7
Tilden Mining Company L.C.	7.0	7.9	6.4
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	8.0	7.7	6.1
Northshore Mining Company	4.8	4.2	2.8
United Taconite(2)	1.6	4.2	4.2
Canada (Newfoundland & Quebec)
Wabush Mines — Joint Venture	5.2	4.5	4.4

Total(3)	30.3	27.9	25.4

(1)	Tons are long tons of 2,240 pounds.

(2)	Total production at United Taconite in 2001 and 2002 and 1.5 million of the tons produced in 2003 represents production of Eveleth before it was acquired by United Taconite in the fourth quarter of 2003.

(3)	Excludes 4.2 million tons in 2001, 4.2 million tons in 2002 and 1.5 million tons in 2003 produced by Eveleth prior to its acquisition by United Taconite in the fourth quarter of 2003.

	Our Share of Production
	Tons in Millions(1)

Location and Name	2003	2002	2001

Michigan (Marquette Range)
Empire Iron Mining Partnership	4.0	1.1	1.7
Tilden Mining Company L.C.	6.0	6.7	2.2
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	1.8	1.5	.2
Northshore Mining Company	4.8	4.2	2.8
United Taconite	.1
Canada (Newfoundland & Quebec)
Wabush Mines — Joint Venture	1.4	1.2	.9

Total	18.1	14.7	7.8

(1)	Tons are long tons of 2,240 pounds.

      Mine Capacity and Iron Ore Reserves. The following is a table which reflects expected current annual capacity and economic ore reserves for our iron ore mines as of December 31, 2003. The estimated ore reserves and full production rates could be affected by, among other things, future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity of the ore reserves could require increases in capital and development expenditures. Alternatively, changes in economic conditions or in the expected quality of ore reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity or ore reserves.

	Tons in Millions(1)

		2004 Ore
	Current Annual	Reserve	Operating
Location and Name	Capacity	Estimate(2)(3)	Since

Michigan (Marquette Range)
Empire Iron Mining Partnership(4)	6.0	29	1963
Tilden Mining Company L.C.	7.8	288	1974
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	8.0	174	1976
Northshore Mining Company	4.8	320	1989
United Taconite(5)	4.3	112	1965
Canada (Newfoundland and Quebec)
Wabush Mines — Joint Venture(6)	6.0	61	1965

Total	36.9	984

(1)	Tons are long tons of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves.

(3)	We regularly evaluate our ore reserve estimates and update them as required in accordance with the SEC Industry Guide 7.

(4)	The 2004 ore reserve estimate of 29 million tons for the Empire mine represents a significant reduction from the 2003 estimate. The reduction is due to the inability to develop effective mine plans that produce cost-effective combinations of production volume, ore quality and stripping requirements with the 2003 reserve base. Studies are ongoing to identify the optimum production rate, and consequently mine life, for Empire. The evaluation of satellite mineral resources has also been initiated for potential addition to Empire’s reserve base.

(5)	United Taconite purchased the mine assets out of bankruptcy on December 1, 2003 and resumed operations in late December. The previous mine owners had operated the facility since 1965. United Taconite’s ore reserves are based on an estimate generated by the former owners dated June 2000, adjusted for production since that time. We will generate a new ore reserve estimate for United Taconite that adheres to our ore reserve estimation policy in 2004.

(6)	The 2004 ore reserve estimate of 61 million tons for the Wabush mine is a new estimate that represents a significant reduction from the 2003 estimate. The reduced estimate is largely a reflection of increased operating costs, the impact of currency exchange rates and a reduction in maximum mining depth due to dewatering capabilities based on a recently completed hydroanalysis evaluation.

      We own directly approximately one-half of the remaining ore reserves at the Empire mine, and lease the balance of the reserves from their owners. We own all of the ore reserves at the Tilden mine. The ore reserves at the Hibbing mine, Northshore mine, United Taconite mine and the Wabush mine are owned by others and leased or subleased directly to those mines.

Competition

      We compete with several iron ore producers in North America, including Iron Ore Company of Canada, Quebec Cartier Mining Company and United States Steel Corporation (“U.S. Steel”), as well as other steel companies that own interests in iron ore mines and/or have excess iron ore inventories. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Brazil and Venezuela in competition with iron ore produced by us.

      Other competitive forces have become large factors in the iron ore business. Electric furnaces built by “mini-mills,” which are steel recyclers, generally produce steel by using scrap steel, not iron ore pellets, in their electric furnaces. Imported semi-finished steel slabs have also been used to replace the use of iron ore pellets in producing finished steel products. Imported steel produced from iron ore supplied by international competitors that displaces North American steel production also competes with iron ore pellets. Imported steel, and particularly imported partially-finished steel slabs, has had a significant impact on steelmaking in the United States, which has adversely affected the demand for iron ore pellets.

      Competition among the sellers of iron ore pellets is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer.

Environment

      In the construction of our facilities and in their operation, substantial costs have been incurred and will be incurred to avoid undue effect on the environment. Our North American capital expenditures relating to environmental matters were $4.0 million in 2002 and $2.7 million in 2003. It is estimated that approximately $8.0 million will be spent in 2004 for capital environmental control facilities.

      Generally, various legislative bodies and federal and state agencies are continually promulgating numerous new laws and regulations affecting us, our customers, and our suppliers in many areas, including waste discharge and disposal, hazardous classification of materials and products, air and water discharges, and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations would be reasonably expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.

      The iron ore industry has been identified by the Environmental Protection Agency (the “EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. We must comply with the new requirements no later than October 30, 2006. Our projected costs, including capital expenditures, to meet the MACT standards are approximately $15 million. In December 2003, we filed a Petition to Delist Taconite Iron Ore Processing from MACT under Section 112 of the Clean Air Act based upon extensive data analyses, human health and ecological risk assessments that are believed to demonstrate that a MACT regulation for taconite operations is not warranted. Typically, the EPA’s consideration of a petition is an iterative process extending over several months, with a longer period for controversial subjects. On January 23, 2004, the National Wildlife Federation, Minnesota Conservation Federation, Lake Superior Alliance and Save Lake Superior Association filed a petition for review of the EPA’s final MACT rule in the United States Court of Appeals for the District of Columbia. This petition challenges the EPA’s decision not to impose a standard for mercury emissions from taconite indurating furnaces. Based on the preamble to its final rule, the EPA is expected to defend its decision not to impose such standards due to the lack of feasible technology. We recently filed a petition to intervene in this case.

      Our environmental liability includes our obligations related to six sites which are independent of our iron mining operations, seven former iron ore-related sites, eight leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are federal and state sites where we are named as a potentially responsible party (“PRP”), such as the Milwaukee Solvay site described in “Item 3. Legal Proceedings,” the Rio Tinto mine site in Nevada, where significant site cleanup activities have taken place, and the Kipling, Deer Lake and Pellestar sites in Michigan.

      Pellestar. In February 2003, we received a Notice of Potential Liability from the EPA with respect to the Pellestar site, located in Negaunee Township, Marquette County, Michigan (the “Site”). The EPA advised us that we are considered to be a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). We, through a subsidiary, owned the Site from 1955 to 1986, at which time the Site was sold. During the period that we owned the Site, we operated a pilot plant facility for research and development activities on different pelletizing processes. Subsequent owners and operators conducted a variety of recycling activities on the Site. We are one of a number of PRPs relating to the Site. In the third quarter 2003, we, along with the other PRPs, entered into a proposed Administrative Order by Consent (a “Consent Order”), and the PRPs collectively retained a consultant to implement an EPA-approved Removal Action Plan (“RAP”) at the Site. The estimated cost for the RAP is approximately $1 million plus the EPA’s future oversight costs, which costs will be apportioned among the PRPs on a pro rata basis. The PRPs are jointly and severally liable for the obligations imposed by the Consent Order.

      For additional information on our environmental matters, see “Item 3. Legal Proceedings” and Note 5 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2003.

Energy

      Electricity. The Empire and Tilden mines each have electric power supply contracts with Wisconsin Electric Power Company that are effective through 2007 and include an energy price cap and certain power curtailment features.

      Electric power for the Hibbing mine and the United Taconite mine is supplied by Minnesota Power, Inc., under agreements that continue to December 2008 and October 2008, respectively.

      Silver Bay Power Company, an indirect wholly owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements, has an interconnection agreement with Minnesota Power, Inc. for backup power, and sells 40 megawatts of excess power capacity to Northern States Power Company under a contract that extends to 2011.

      The Wabush mine owns a portion of the Twin Falls Hydro Generation facility that provides power for Wabush’s mining operations in Newfoundland. We have a twenty-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

      Process Fuel. We have contracts providing for the transport of natural gas for our United States iron ore operations. The Empire and Tilden mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. mines have the capability of burning natural gas, with high natural gas prices in 2002 and 2003, the pelletizing operations for the U.S. mines utilized alternate fuels when practicable. The Wabush mine has the capability to burn oil and coke breeze.

      Any substantial unmitigated interruption of either electric power or process fuel supply could be materially adverse to us.

Research and Development

      We have been a leader in iron ore mining technology for more than 150 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use today of sophisticated computers and global positioning satellite systems, we and our managed mines have been leaders in the application of new technology to the centuries-old business of mineral extraction.

      We maintain research facilities in Ishpeming, Michigan at our Cliffs Technology Center. It was at these facilities that the current concentrating and pelletizing process was developed in the 1950s. This successful development allowed for what was once considered millions of tons of useless rock to be turned into an iron ore reserve that provides the basis for our operations today. Today our engineering and technical staffs are engaged in full-time research and development of new iron-bearing products and improvement of existing products.

      As discussed above under “Item 1. Business,” in April 2002, we agreed to participate in Phase II of the Mesabi Nugget Project to construct a pilot plant at our Northshore mine to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form. This high iron content material could be used to replace steel scrap as a raw material for electric steel furnaces. We have, together with the other participants in the Mesabi Nugget Project, recently entered into a second operating phase of the pilot plant located at our Northshore mine in Silver Bay, Minnesota. This phase, which will last for approximately six months, will explore the commercial viability of this technology.

Employees

      As of December 31, 2003, there were a total of 3,956 employees:

Mining Operations	Salaried	Hourly	Total

Empire/Tilden(1)	184	1,184	1,368
Hibbing	128	605	733
Northshore	134	351	485
Wabush	157	599	756
United Taconite	50	320	370
LS&I Railroad	14	128	142
Corporate/ Support Services	102		102

Total	769	3,187	3,956	(2)

(1)	We combined the workforces of the Empire and Tilden mines for administrative purposes in 2003.

(2)	Includes our employees and the employees of the joint ventures.

      Hourly employees at our mining operations (other than Northshore) are represented by the United Steel Workers of America (“USWA”) under collective bargaining agreements. In August 1999, five-year labor agreements were ratified between each of the Hibbing, Tilden and Empire mines and the USWA covering the period to August 1, 2004. In November 2003, we entered into a collective bargaining agreement with the USWA regarding the United Taconite mine to cover the period to August 1, 2004. Also, in 1999, we entered into an agreement with the USWA covering the employees of the Wabush mine, which agreement expires on March 1, 2004. Hourly employees of one of our wholly owned railroads are represented by six unions with labor agreements expiring at various dates.

      Restructuring. In the second half of 2003, we initiated a salaried employee reduction program that affected our corporate and central services staff and various mining operations. The action resulted in a staff reduction of 136 employees in 2003. Overall, our salaried workforce at our U.S. operations was reduced by 20 percent in the second half of 2003. Accordingly, we recorded a restructuring charge of $6.2 million in the third quarter 2003 and an additional $2.5 million in the fourth quarter of 2003. The restructuring charges are principally related to severance, pension and healthcare benefits, with less than $1.6 million requiring cash funding in 2003. Included in the restructuring charge was an OPEB plan curtailment credit of $1.5 million. No pension changes were included in the restructuring charge.

Item 3.     Legal Proceedings.

      We and certain of our subsidiaries are involved in various claims and ordinary routine litigation incidental to our businesses, including claims relating to the exposure to asbestos and silica by seamen who sailed on the Great Lakes vessels formerly owned and operated by our subsidiaries. The full impact of these claims and proceedings in the aggregate continues to be unknown. We continue to monitor our claims and litigation expense but believe, based on currently known information, that resolution of currently pending claims and proceedings are unlikely in the aggregate to have a material adverse effect on our financial position.

      Maritime Asbestos Litigation. The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company, or both, which are our subsidiaries, have been named defendants in 479 actions brought from 1986 to date by former seamen (or their administrators) in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. In a significant majority of the cases, our entities are co-defendants with a number of other shipowners whose employees worked on our entities’ vessels and the vessels of such other shipowners, as well as shipyards and manufacturers of asbestos containing products. The general understanding among shipowners is that any liability in these cases will be divided according to the proportion of time served by such seamen on the respective owners’ vessels. There, however, can be no guarantees that all of these co-defendants are or will continue to be solvent. All these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against shipowners and other defendants. All of these cases have been administratively dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured, subject to self-insured retentions by the insureds in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on these claims.

      Milwaukee Solvay Coke. The EPA had conducted an investigation of structures, soil and groundwater at the former Milwaukee Solvay Coke plant site in Milwaukee, Wisconsin. This plant was last operated by a predecessor of ours during the years 1973 to 1983, which we acquired in 1986. Based upon the results of this investigation, in the second quarter of 2002, the EPA determined that a removal action should be conducted on the property with respect to the contents of certain above ground storage tanks and various sections of alleged asbestos containing materials on pipes and other parts of structures located on the property. In September 2002, we received from the EPA a proposed Consent Order limited to the removal of these areas of contaminants and reimbursement of its costs. In January 2003, we completed the sale of the plant site and property to a third party (“new owner”) that agreed to assume obligations for both removal pursuant to a Consent Order with the EPA, which Consent Order was executed by the new owner, another third party and us in February 2003, and remediation. The new owner, the third party and we are jointly and severally liable for the obligations imposed by the Consent Order. The new owner also agreed to indemnify us for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, we expended approximately $.9 million in the second half of 2003. We likely will be required to expend additional amounts, currently estimated at approximately $2 million, for the completion by the new owner of the removal action, which expenditures were previously provided for in our environmental reserve. See discussion under “Item 2. Properties. — Environment.”

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with Cleveland-Cliffs Inc as of February 13, 2004	Age

J. S. Brinzo	Chairman, President and Chief Executive Officer	62
D. H. Gunning	Vice Chairman	61
W. R. Calfee	Executive Vice President — Commercial	57
E. C. Dowling	Executive Vice President — Operations	48
D. J. Gallagher	Senior Vice President, Chief Financial Officer and Treasurer	51
R. L. Kummer	Senior Vice President — Human Resources	47
J. A. Trethewey	Senior Vice President — Operations Improvement	59

      There is no family relationship between any of our executive officers, or between any of our executive officers and any of our Directors. Officers are elected to serve until successors have been elected. All of the above-named executive officers were elected effective on the effective dates listed below for each such officer.

      The business experience of the persons named above for the last five years is as follows:

J. S. Brinzo	President and Chief Executive Officer, Cleveland-Cliffs Inc, November 10, 1997 to December 31, 1999.
Chairman and Chief Executive Officer, Cleveland-Cliffs Inc, January 1, 2000 to June 30, 2003.
Chairman, President and Chief Executive Officer, Cleveland-Cliffs Inc, July 1, 2003 to date.
D. H. Gunning	Consultant and Private Investor, December 1997 to April 15, 2001.
Vice Chairman, Cleveland-Cliffs Inc, April 16, 2001 to date.
W. R. Calfee	Executive Vice President — Commercial, Cleveland-Cliffs Inc, October 1, 1995 to date.
E. C. Dowling	Senior Vice President — Operations, Cleveland-Cliffs Inc, April 15, 1998 to December 31, 2002.
Executive Vice President — Operations, Cleveland-Cliffs Inc, January 1, 2003 to date.
D. J. Gallagher	Vice President — Sales, Cleveland-Cliffs Inc, August 1, 1998 to July 28, 2003.
Senior Vice President, Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc, July 29, 2003 to date.
R. L. Kummer	Director, Human Resources, Kennecott Energy Company, April 1, 1993 to May 31, 1999.
Vice President, Human Resources, Government and Public Affairs, Kennecott Energy Company, June 1, 1999 to August 31, 2000.
Vice President — Human Resources, Cleveland-Cliffs Inc, September 5, 2000 to December 31, 2002.
Senior Vice President — Human Resources, Cleveland-Cliffs Inc, January 1, 2003 to date.
J. A. Trethewey	Vice President — Operations Services, Cleveland-Cliffs Inc, July 1, 1997 to May 31, 1999.
Senior Vice President — Operations Services, Cleveland-Cliffs Inc, June 1, 1999 to March 15, 2001.
Senior Vice President — Business Development, Cleveland-Cliffs Inc, March 16, 2001 to April 23, 2003.
Senior Vice President — Operations Improvement, Cleveland-Cliffs Inc, April 24, 2003 to date.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Stock Exchange Information

      Our Common Shares (ticker symbol CLF) are listed on the New York Stock Exchange. The shares are also listed on the Chicago Stock Exchange.

Common Share Price Performance and Dividends

	Price Performance

	2003		2002

	High	Low	High	Low

First Quarter	$21.61	$18.56	$22.06	$15.80
Second Quarter	19.90	14.75	32.25	22.00
Third Quarter	27.30	17.35	28.74	21.70
Fourth Quarter	54.40	25.60	25.35	15.70
Year	54.40	14.75	32.25	15.70

      At January 31, 2004, we had 2,084 shareholders of record. No dividends were paid in 2002 or 2003. We have no current intention to declare dividends on our common shares in the near term.

Sales of Unregistered Securities

      (a) During the year 2003, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), we sold a total of 2,746 Common Shares, for an aggregate consideration of $55,277.01 to the Trustee of the Trust maintained under the VNQDC Plan. All of those Common Shares were sold during the first half of 2003 and were reported in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2003 and June 30, 2003. All of the sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 (“1933 Act”) pursuant to an election made by two managerial employees and one officer under the VNQDC Plan.

      (b) On January 13, 2003, we determined to pay, effective February 3, 2003, the annual bonuses earned by participants under our Management Performance Incentive Plan (“Plan”) for services rendered during 2002 in the form of 50 percent cash and 50 percent Common Shares (“Stock Bonus Awards”). The Stock Bonus Awards were reported previously during the year in our Quarterly Report on Form 10-Q for the period ending March 31, 2003. The Stock Bonus Awards were not required to be registered under the 1933 Act because they were for prior services without additional consideration in a transaction not involving a sale for value within the meaning of Section 2(3) of that Act. Our closing stock price of $20.26 per share on February 3, 2003, the date of payment of the Stock Bonus Awards, was used to determine the value of the Stock Bonus Awards. A total of 68 participants under the Plan received 80,466 Common Shares having an aggregate value of $1,630,241.16.

      (c) On January 21, 2004 we sold 172,500 shares of redeemable cumulative convertible perpetual preferred stock (the “Preferred Stock”) to Morgan Stanley & Co. Incorporated in a private offering pursuant to the exemption provided by Section 4(2) of the 1933 Act. The Preferred Stock was offered and sold by Morgan Stanley & Co. Incorporated only to qualified institutional buyers in the U.S. in reliance on the exemption from registration provided by Rule 144A under the 1933 Act. The aggregate offering price for the Preferred Stock was $172.5 million, and aggregate discounts, commissions and offering expenses were approximately $6.5 million. The Preferred Stock will pay cash dividends at a rate of 3.25 percent per annum and is convertible into our Common Shares at an initial conversion rate of 16.1290 Common Shares per share of the Preferred Stock, subject to adjustment. We may also exchange the Preferred Stock for convertible subordinated debentures under certain circumstances. We are obligated to file a registration statement under the 1933 Act to cover the possible resale of the Preferred Stock, the convertible subordinated debentures that we may issue upon exchange of the Preferred Stock and the Common Shares to be issued upon conversion of the Preferred Stock and the convertible subordinated debentures. We used approximately $25.0 million of the net proceeds of this offering to repay our senior unsecured notes. We will also use a portion of the net proceeds to make contributions to certain of our underfunded pension plans. We expect to use any remaining proceeds of the offering for working capital and general corporate purposes, including capital expenditures, increased investments in our existing mines and additional contributions to our pension plans.

Item 6.     Selected Financial Data.

Summary of Financial and Other Statistical Data
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	2003	2002	2001	2000	1999

Financial Data (In Millions, Except Per Share Amounts and Employees)
For The Year
Operating Earnings (Loss) From Continuing Operations
— Product Sales and Services	$825.1	$586.4	$319.3	$379.4	$316.1
— Royalties and Management Fees	10.6	12.2	29.8	36.5	40.9

— Total Operating Revenues	835.7	598.6	349.1	415.9	357.0
Cost of Goods Sold and Operating Expenses and AS&G Expenses	860.1	606.5	373.9	384.7	337.8

Operating Earnings (Loss)	(24.4)	(7.9)	(24.8)	31.2	19.2
Income (Loss) From Continuing Operations	(34.9)	(66.4)	(19.5)	26.7	10.5
Loss From Discontinued Operation		(108.5)	(12.7)	(8.6)	(5.7)

Income (Loss) Before Extraordinary Gain and Cumulative Effect of Accounting Changes	(34.9)	(174.9)	(32.2)	18.1	4.8
Extraordinary Gain	2.2
Cumulative Effect of Accounting Changes Income (Loss)(a)		(13.4)	9.3

Net Income (Loss)	(32.7)	(188.3)	(22.9)	18.1	4.8
Net Income (Loss) Per Common Share — Basic
From Continuing Operations	(3.40)	(6.58)	(1.93)	2.57	.95
From Discontinued Operation		(10.72)	(1.26)	(.83)	(.52)
Cumulative Effect of Accounting Changes and Extraordinary Gain	.21	(1.32)	.92

Net Income (Loss)(b)	(3.19)	(18.62)	(2.27)	1.74	.43
Net Income (Loss) Per Common Share — Diluted
From Continuing Operations	(3.40)	(6.58)	(1.93)	2.55	.95
From Discontinued Operation		(10.72)	(1.26)	(.82)	(.52)
Cumulative Effect of Accounting Changes and Extraordinary Gain	.21	(1.32)	.92

Net Income (Loss)(b)	(3.19)	(18.62)	(2.27)	1.73	.43
Total Assets	895.2	730.1	825.0	727.8	679.7
Debt Obligations Effectively Serviced(c)	34.6	67.4	173.9	74.0	74.7
Net Cash From (Used By) Continuing Operating Activities	42.7	40.9	28.9	31.6	(4.8)
Distributions to Common Shareholders
Cash Dividends
— Per Share			.40	1.50	1.50
— Total			4.1	15.7	16.7
Repurchases of Common Shares				15.6	17.2
Pro Forma Results Assuming Accounting Changes Made Retroactively
Net Income (Loss)		(188.3)	(23.7)	19.1	6.1
Per Share
Basic		(18.62)	(2.35)	1.84	.55
Diluted		(18.62)	(2.35)	1.83	.55
Iron Ore Production and Sales Statistics (Millions of Gross Tons)
Production From Iron Ore Mines Managed By The Company	30.3	27.9	25.4	41.0	36.2
Company’s Share of Iron Ore Production	18.1	14.7	7.8	11.8	8.8
Company’s Sales Tons	19.2	14.7	8.4	10.4	8.9
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(d)	(12.2)	(21.6)	(.3)	57.3	33.8
Earnings Before Interest and Taxes (“EBIT”)(d)	(41.2)	(55.5)	(23.7)	31.9	11.3
Common Shares Outstanding (Millions)
— Average For Year	10.3	10.1	10.1	10.4	11.1
— At Year-End	10.5	10.1	10.1	10.1	10.6
Employees at Year-End(e)	3,956	3,858	4,302	5,645	5,947

(a)	Effective January 1, 2002 the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and effective January 1, 2001 the Company changed its method of accounting for investment gains and losses on pension assets for the recognition of pension expense.

(b)	In 2003 the Company recognized a $2.2 million extraordinary gain in the acquisition of the assets of Eveleth Mines; $3.3 million acquisition and startup costs for this same mine, renamed United Taconite and $8.7 million of restructuring charges related to a salaried employee reduction program. Results for 2002 include a $95.7 million and $52.7 for impairment charges relating to discontinued operation and impairment of mining assets, respectively. Results for 2000 include an after-tax $9.9 million recovery on an insurance claim, $5.2 million federal income tax credit, and a $7.1 million charge relating to a common stock investment (combined $.77 per share); 1999 includes a $4.4 million ($.39 per share) recovery relating primarily to prior years’ state tax refunds.

(c)	Includes the Company’s share of unconsolidated ventures and equipment acquired on capital leases; includes short-term portion.

(d)	EBITDA and EBIT, which include mining asset impairment charges of $2.6 million in 2003 and $52.7 million in 2002, are not presented as substitute measures of operating results or cash flow from operations, but because they are standards utilized by management to measure liquidity. For a reconciliation of EBITDA and EBIT to “Net cash from operating activities,” see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

(e)	Includes employees of mining ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Founded in 1847, Cleveland-Cliffs Inc (including its consolidated subsidiaries, the “Company” or “Cliffs”) is the largest producer of iron ore pellets in North America and sells the majority of its pellets to integrated steel companies in the United States and Canada. The Company operates six iron ore mines located in Michigan, Minnesota, and Eastern Canada that currently have a rated capacity of 36.9 million tons of iron ore pellet production annually. Based on its percentage ownership in the mines it operates, Cliffs’ share of the rated pellet production capacity is currently 22.6 million tons annually, representing approximately 28 percent of total North American annual pellet capacity. The Company sells its share of iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions. Sales volume under these agreements is largely dependent on customer requirements, and in some cases, Cliffs is the sole supplier of pellets to the customer. Each agreement has a base price that is adjusted over the life of the agreement using one or more adjustment factors. Factors that can adjust price include measures of general industrial inflation, steel prices, and the international pellet price.

      In past years, Cliffs held a minority interest in the mines it managed, with the majority interest in each mine held by various North American steel companies. Cliffs’ earnings were principally comprised of royalties and management fees paid by the partnerships, along with sales of its equity share of the mine pellet production. In recent years, Cliffs has repositioned itself from a manager of iron ore mines on behalf of steel company customers to primarily a merchant of iron ore to those customers by increasing its interests in its mines. The Company’s ownership interests in its six North American mines are as follows:

	Ownership Interest as of
	December 31,

Location and Name	2003	2002	2001

Michigan (Marquette Range) Empire Iron Mining Partnership	79.0%	79.0%	46.7%
Tilden Mining Company L.C.	85.0	85.0	40.0
Minnesota (Mesabi Range) Hibbing Taconite Company — Joint Venture	23.0	23.0	15.0
Northshore Mining Company	100.0	100.0	100.0
United Taconite LLC	70.0
Canada (Newfoundland and Quebec) Wabush Mines — Joint Venture	26.8	26.8	22.8

      The Company increased its ownership in its mines (other than Northshore and United Taconite) through assumption of liabilities associated with the mine interests. This increased ownership has allowed it to convert its mine partners into customers with term supply agreements. The increased mine ownership has also served to improve the competitiveness of Cliffs’ operations, by allowing it to make operating and capital decisions faster and more efficiently and enhancing its ability to improve productivity, decrease production costs and continuously improve pellet quality.

      Following is a summary of the Company’s key operating and financial indicators for the years 2003, 2002 and 2001:

	2003	2002	2001

Pellet Sales (Million Tons)	19.2	14.7	8.4
Revenues from Iron Ore Sales and Services (Millions)*	$686.8	$510.8	$301.5
Pellet Production (Million Tons)
Total	30.3	27.9	25.4
Company’s Share	18.1	14.7	7.8
Sales Margin (Loss)
Amount (Millions)	$(9.9)	$3.7	$(39.4)
Per Ton of Sales	$(.53)	$.25	$(4.69)
Loss from Continuing Operations
Amount (Millions)	$(34.9)	$(66.4)	$(19.5)
Per Share	$(3.40)	$(6.58)	$(1.93)
Net Loss
Amount (Millions)	$(32.7)	$(188.3)	$(22.9)
Per Share	$(3.19)	$(18.62)	$(2.27)

*	The Company also received revenues of $138.3 million, $75.6 million and $17.8 million in 2003, 2002 and 2001, respectively, related to freight and minority interest.

      Iron ore pellet sales in 2003 were 19.2 million tons, a 4.5 million ton, or 31 percent increase, from the previous record 14.7 million tons sold in 2002. The sales increase primarily reflects the effect of new and revised agreements initiated in 2002 and 2003 consistent with the Company’s increased mine ownerships. Iron ore pellet production for Cliffs’ account was 18.1 million tons in 2003 versus 14.7 million tons in 2002. The 3.4 million ton, or 23 percent, increase was largely due to increased mine ownerships and higher production at all mines except Tilden.

      The Company’s decrease in sales margin from 2002 largely reflects the impact of higher unit production costs due to increased energy rates, higher pension and medical costs, ore throughput difficulties at the

Michigan mines in 2003, an equipment outage at the Tilden operation in Michigan in December 2003 and the impact of the decreased valuation of the U.S. dollar on its Canadian operating results. Partially offsetting the cost increases was the increase in sales and production volume.

      In July 2003, the Company initiated an action plan to significantly improve operating results by achieving annualized cost savings in excess of $35 million from 2003 projected results. The plan incorporated reduction actions in the areas of employment, energy, services, maintenance and supplies costs during the remainder of 2003 and in 2004, with the impact expected to be fully realized by 2005.

      The Company’s business is affected by a number of factors, which are described in detail below under “— Risks Relating to the Company.” As the Company has increased its role as a merchant of iron ore to steel company customers, it has become more dependent on the revenues from its term supply agreements. Because its agreements are largely requirements contracts, those revenues are heavily dependent on customer consumption of iron ore from the Company’s mines. Customer requirements may be affected by increased use of iron ore substitutes, including imported semi-finished steel, customer rationalization or financial failure, and decreased North American steel production resulting from increased imports or lower steel consumption.

      Further, the Company’s sales are concentrated with a relatively few number of customers. Unmitigated loss of sales would have a significantly greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business in the near-term and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume additional fixed costs and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a venturer would accelerate substantial employment and mine shutdown costs.

Results of Operations

      In 2003, the Company had a net loss of $32.7 million, or $3.19 per share, versus a net loss for the year 2002 of $188.3 million, or $18.62 per share. Following is a summary of results:

	(In Millions)

	2003	2002	2001

Loss from continuing operations*	$(34.9)	$(66.4)	$(19.5)
Loss from discontinued operation**		(108.5)	(12.7)

Loss before extraordinary gain and cumulative effect of accounting changes**	(34.9)	(174.9)	(32.2)
Extraordinary gain**	2.2
Cumulative effect of accounting changes***		(13.4)	9.3

Net loss
— amount	$(32.7)	$(188.3)	$(22.9)

— per share basic	$(3.19)	$(18.62)	$(2.27)

— per share diluted	$(3.19)	$(18.62)	$(2.27)

Average number of shares (in thousands)
— basic	10,256	10,117	10,073
— diluted	10,256	10,117	10,073

Earnings (loss) before interest and taxes (“EBIT”)*	$(41.2)	$(55.5)	$(23.7)

Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”)*	$(12.2)	$(21.6)	$(.3)

*	Includes charges for impairments of mining assets of $2.6 million in 2003 and $52.7 million in 2002.

**	Net of tax and minority interest

***	Net of tax

      Following is a reconciliation of the Company’s EBIT and EBITDA to its “Net cash from operating activities”:

	(In Millions)

	2003	2002	2001

Net cash from operating activities (continuing operations)	$42.7	$40.9	$28.9
Changes in operating assets and liabilities	5.3	(12.9)	(39.6)
Other non-cash adjustments excluding depreciation and amortization	(53.9)	(60.5)	14.6
Income tax (credit) expense	(.3)	9.1	(9.2)
Interest income	(10.6)	(4.8)	(3.8)
Interest expense	4.6	6.6	8.8

EBITDA	(12.2)	(21.6)	(.3)
Depreciation and amortization	(29.0)	(33.9)	(23.4)

EBIT	$(41.2)	$(55.5)	$(23.7)

      EBIT and EBITDA are non-GAAP measures utilized by management to measure liquidity.

2003 Versus 2002

      The net loss for the year 2003 was $32.7 million, or $3.19 per share, including an extraordinary gain of $2.2 million related to the United Taconite acquisition of the Eveleth mine assets in Minnesota in December 2003. The net loss in 2002 of $188.3 million, or $18.62 per share included a loss of $108.5 million from a discontinued operation, and a $13.4 million cumulative effect charge related to a change in the Company’s accounting method for recognizing estimated future mine closure obligations.

      The loss from continuing operations was $34.9 million, or $3.40 per share in 2003 versus a loss of $66.4 million or $6.58 per share in 2002. The $31.5 million lower loss reflected improved pre-tax results of $22.1 million and lower income tax expense of $9.4 million principally due to establishing a deferred tax valuation allowance in 2002. The improvement in pre-tax results was primarily due to the $52.7 million charge for the impairment of mining assets in 2002; the impairment charge was $2.6 million in 2003. Partially offsetting the lower impairment charge was a $23.1 million decrease in sales margin, summarized as follows:

	(In Millions)

			Increase (Decrease)

	2003	2002	Amount	Percent

Iron ore pellet sales (tons)	19.2	14.7	4.5	31%

Revenues from iron ore sales and services*	$686.8	$510.8	$176.0	34%
Cost of goods sold and operating expenses*
Total	696.7	507.1	189.6	37
Costs of production curtailments	11.1	20.6	(9.5)	(46)

Excluding costs of production curtailments	685.6	486.5	199.1	41%

Sales margin (loss)
Total	$(9.9)	$3.7	$(13.6)	N/M

Excluding costs of production curtailments
Amount	$1.2	$24.3	$(23.1)	(95)%

Percent of revenues	.2%	4.8%	(4.6)%

*	The Company also received revenues and expenses of $138.3 million and $75.6 million in 2003 and 2002, respectively, related to freight and minority interest.

  Revenues from Iron Ore Sales and Services

      Revenues from iron ore sales and services were $686.8 million in 2003, an increase of $176.0 million, or 34 percent, from revenues of $510.8 million in 2002. The increase was mainly due to the 4.5 million ton, or 31 percent, increase in pellet sales volume in 2003. The 19.2 million tons sold in 2003 was a record, surpassing the previous record of 14.7 million tons sold in 2002. The increase in revenue also reflected an increase in sales price realization which resulted from favorable term supply agreement escalation factors and the mix of agreements.

  Cost of Goods Sold and Operating Expenses

      Cost of goods sold and operating expenses totaled $696.7 million in 2003, an increase of $189.6 million, or 37 percent, from $507.1 million in 2002. Excluding fixed costs related to production curtailments, 2003 costs and expenses were $199.1 million, or 41 percent, higher than 2002, principally due to increased sales volume and higher unit costs. The unit cost increase reflected higher energy rates, increased pension and medical costs, throughput difficulties at the Michigan mines, an equipment outage at the Tilden operations in Michigan in December 2003, and the impact of the decreased U.S. exchange rate with Canada.

      On May 15, 2003, the failure of a dam in the Upper Peninsula of Michigan resulted in flood conditions which caused production curtailments at the Empire and Tilden mines for approximately five weeks. While the flooding did not directly damage the mines, the mines were idled when Wisconsin Energy Corporation, which supplies electricity to the mines, was forced to shutdown its power plant in Marquette, Michigan. The mines returned to full production by the end of June; however, approximately 1.0 million tons of production was lost (Company’s share .8 million tons). The Company’s share of fixed costs related to the lost production was $11.1 million. The Company is pursuing a business interruption claim under its property insurance program. Production curtailments in 2002, due to market conditions, had a $20.6 million fixed cost effect.

      On November 26, 2003, the Tilden mine experienced a crack in a kiln riding ring that required the shutdown of its Unit #2 furnace in the pelletizing plant. As a result of the failure, Tilden’s production in 2003 decreased by .3 million tons resulting in a 2003 loss of approximately $6 million, including the cost of the repair and the cost of accelerating planned 2004 maintenance into December 2003 to coincide with the riding ring repair. Year 2004 production is not expected to be significantly affected by the failure.

     Sales Margin (Loss)

      Sales margin in 2003 was a loss of $9.9 million versus a sales margin of $3.7 million in 2002. Excluding fixed costs related to production curtailments, the sales margin was $1.2 million in 2003 versus $24.3 million in 2002. The decrease in sales margin in 2003 reflected increased unit production costs partially offset by higher production and sales volume and increased sales realization.

     Other Revenues

      Royalties and management fees from partners were $10.6 million in 2003, a decrease of $1.6 million from 2002. The decrease was principally due to the whole year effect of the Company’s increased ownership in mines in 2002, partially offset by increased production.

      Interest income of $10.6 million in 2003 was $5.8 million above 2002 income of $4.8 million. The increase primarily reflected interest on the long-term receivables from Ispat Inland Inc (“Ispat”) and Rouge Industries Inc. (“Rouge”).

      Other income of $11.4 million in 2003 was $2.3 million less than 2002. The decrease reflected two insurance recoveries in 2002 totaling $3.5 million, partially offset by higher sales of non-strategic assets in 2003.

     Impairment of Mining Assets

      As a result of increasing production costs at Empire mine, revised economic mine planning studies were completed in the fourth quarter of 2002 and updated in the fourth quarter of 2003. Based on the outcome of these studies, the ore reserve estimates at Empire were reduced from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and 29 million tons at December 31, 2003. The Company concluded that the assets of Empire were impaired as of December 31, 2002, based on an undiscounted probability-weighted cash flow analysis. The Company recorded an impairment charge of $52.7 million to write-off the carrying value of the long-lived assets of Empire. In 2003, the Company recorded an additional impairment charge of $2.6 million for current year’s fixed asset additions. Studies are ongoing to identify the optimum production rate and consequently the mine life for Empire. An evaluation of satellite mineral resources has also been initiated for potential addition to Empire’s reserve base.

     Administrative, Selling and General Expenses

      Administrative, selling and general expenses in 2003 were $25.1 million, an increase of $1.3 million from 2002. The increase primarily reflects higher professional fees related to financing and business development activities and higher stock-based compensation partially offset by lower employment costs and incentive compensation. The increase in stock-based compensation of $4.3 million principally reflected the approximate 157 percent increase in the Company’s common share price in 2003.

     Restructuring Charge

      In the third quarter 2003, the Company initiated a salaried reduction program as part of its cost reduction initiatives. The action resulted in a reduction of 136 staff employees at its corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at the Company’s U.S. operations (prior to the acquisition of United Taconite). Accordingly, the Company recorded a restructuring charge of $8.7 million in 2003. The charge is principally related to severance, pension and healthcare benefits with less than $1.6 million requiring cash funding in 2003.

     Provision for Customer Bankruptcy Exposure

      As noted in the “Risks Relating to the Company,” three of the Company’s significant customers petitioned for protection under chapter 11 of the U.S. Bankruptcy Code in 2003. As a result, the Company recorded reserves totaling $7.5 million in the second and third quarters of 2003 related to its bankruptcy exposures.

     Other Expenses

      Interest expense was $4.6 million in 2003, a decrease of $2.0 million from 2002 interest expense of $6.6 million. The decrease principally reflected lower average borrowing due to the repayment and cancellation of the Company’s $100 million revolving credit facility in October 2002 and repayment of a portion of the senior unsecured notes. The Company made senior unsecured note repayments of $15 million in December 2002, $5 million in June 2003, $25 million in December 2003 and the $25.0 million balance early in 2004.

      Other expenses were $9.4 million in 2003, an increase of $1.5 million from 2002 expenses of $7.9 million. The increase primarily reflected coal retiree expense of $2.0 million, an increase in the Company’s litigation reserves of $.5 million and higher state and local taxes of $.4 million, partially offset by lower debt restructuring fees.

     Income Taxes

      In the third quarter 2002, the Company recorded a valuation allowance to fully reserve its net deferred tax assets in recognition of uncertainty regarding their realization. In 2003, the Company increased its deferred tax valuation allowance by $2.1 million to $122.7 million to offset increases in the deferred tax assets. The Company recorded an income tax credit of $.3 million, which was attributable to qualifying for a special refund of taxes paid in prior years, $.9 million, partially offset by foreign, state and local taxes. The $9.1 million net tax expense in 2002 reflected the recognition of the valuation allowance net of a $4.4 million favorable adjustment of prior years’ tax liabilities. The Company’s deferred tax assets include significant net operating loss carryforwards, including a $12.3 million loss carryforward for alternative minimum tax purposes generated in 2003.

      If in the future it is determined that it is more likely than not that some or all of the net deferred tax assets will be realized, a reversal of the valuation allowance will be made. This reversal would increase income in the period such determination is made.

     Extraordinary Gain

      Effective December 1, 2003, United Taconite, a newly formed company owned 70 percent by a subsidiary of the Company and 30 percent by a subsidiary of Laiwu Steel Group Limited (“Laiwu”) of China, purchased the assets of Eveleth Mines LLC in Minnesota. The purchase price was $3.0 million plus the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction and in accordance with the provisions of FAS 141, the Company, after assigning appropriate values to assets acquired and liabilities assumed, was required to record an “extraordinary gain” of $2.2 million, net of $.5 million tax and $1.2 million minority interest.

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

	(In Millions)

			Increase (Decrease)

	2002	2001	Amount	Percent

Iron ore pellet sales (tons)	14.7	8.4	6.3	75%

Revenues from iron ore sales and services*	$510.8	$301.5	$209.3	69%
Cost of goods sold and operating expenses*
Total	507.1	340.9	166.2	49
Costs of production curtailments	20.6	48.0	(27.4)	(57)

Excluding costs of production curtailments	486.5	292.9	193.6	66%

Sales margin (loss)
Total	$3.7	$(39.4)	$43.1	N/M

Excluding costs of production curtailments
Amount	$24.3	$8.6	$15.7	182%

Percent of revenues	4.8%	2.9%	1.9%

*	The Company also received revenues and expenses of $75.6 million and $17.8 million in 2002 and 2001, respectively, related to freight and minority interest.

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

      Interest income of $4.8 million in 2002 was $1.0 million above 2001 income of $3.8 million. The increase reflected higher average cash balances in 2002 and interest earned on “Long-term receivables.” Partly offsetting was the impact of lower short-term interest rates in 2002.

      Insurance recoveries in 2002 include a $1.8 million insurance recovery on a 1999 business interruption claim relating to the loss of more than one million tons of pellet sales to Rouge as a result of an explosion at the power plant that supplied Rouge. This finalized the claim, resulting in a total recovery of $17.5 million, of which $15.3 million occurred in 2000 and $.4 million in 2001. Additionally, in 2002 the Company settled with an insurance provider covering certain environmental sites, resulting in a $1.7 million recovery.

     Administrative, Selling and General Expenses

      Administrative, selling and general expenses were $23.8 million in 2002, an increase of $8.6 million from expenses of $15.2 million in 2001. The increase in 2002 expenses was mainly due to higher pension expense, increased medical and other post-retirement benefits, and higher incentive compensation.

     Other Expenses

      Interest expense was $6.6 million in 2002, a decrease of $2.2 million from 2001 interest expense of $8.8 million. The decrease was due to lower interest rates and lower average borrowings under the revolving credit facility, which was terminated in October 2002. Both years include $4.9 million of interest expense on the senior unsecured notes.

      Other expenses were $7.9 million in 2002, an increase of $4.5 million from 2001 expenses of $3.4 million. The increase was primarily due to higher business development costs, primarily expenditures on the Mesabi Nugget Project and higher debt restructuring fees, in 2002.

     Discontinued Operation

      In the fourth quarter of 2002, Cliffs exited the ferrous metallics business and abandoned its 82 percent investment in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago. For the year 2002, Cliffs reported a loss from discontinued operation of $108.5 million, consisting of $97.4 million ($95.7 million in the third quarter) of impairment charges and $11.1 million of idle expense, compared to a $19.6 million pre-tax ($12.7 million after-tax) expense in 2001. CAL operated for a portion of the year 2001 and generated net sales of $11.1 million. No expense was recorded in 2003. The Company expects CAL to be liquidated, and accordingly, has reflected no ongoing obligations of CAL.

     Cumulative Effect of Accounting Changes

      Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 143 “Asset Retirement Obligations.” The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. As a result of the change in accounting method, the Company recorded a cumulative effect non-cash charge of $13.4 million, recognized on January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of its mining operations.

      Effective January 1, 2001, the Company changed its method of accounting for gains and losses on pension assets for the calculation of net periodic pension cost. Under the new accounting method, the market value of plan assets reflects unrealized gains and losses from current year performance in the succeeding year. Previously, the Company deferred realized and unrealized gains and losses, recognizing them over a five-year period. The cumulative effect of the accounting change was a non-cash credit to income of $9.3 million ($14.3 million pre-tax) recognized on January 1, 2001.

Cash Flow and Liquidity

      At December 31, 2003, the Company had cash and cash equivalents of $67.8 million. Following is a summary of 2003 cash flow activity:

(In Millions)

Net cash flow from operating activities	$42.7
Repayment of long-term debt	(30.0)
Capital expenditures	(21.6)
Proceeds from sale of assets	8.9
Proceeds from stock options	6.0
Purchase of EVTAC assets	(2.0)
Other	2.0

Increase in cash and cash equivalents	$6.0

      Following is a summary of key liquidity measures:

	At December 31
	(In Millions)

	2003	2002	2001

Cash and cash equivalents	$67.8	$61.8	$183.8
Debt	(25.0)	(55.0)	(170.0)

Net cash	$42.8	$6.8	$13.8

Working capital	$87.4	$95.7	$172.9

EBIT*	$(41.2)	$(55.5)	$(23.7)

EBITDA*	$(12.2)	$(21.6)	$(.3)

*	Includes charges for impairments of mining assets of $2.6 million in 2003 and $52.7 million in 2002.

      The Company made principal repayments on its senior unsecured notes of $15.0 million in December 2002, $5.0 million in June 2003, $25.0 million in December 2003 and the $25.0 million balance in early 2004. In October 2002, the Company repaid its $100 million revolving credit facility and terminated the agreement. During the fourth quarter 2003, the Company realized $6.0 million from the exercise of stock options. A total of 180,000 shares were issued from treasury stock.

      The Company anticipates that its share of capital expenditures related to the iron ore business, which was $21.6 million in 2003, will increase to approximately $35 million in 2004. The Company expects to fund its capital expenditures from available cash and current operations.

     Subsequent Event — Issuance of Preferred Stock

      In January 2004, the Company completed a private offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock. The preferred stock will pay cash dividends at a rate of 3.25 percent per annum. The shares of preferred stock are convertible into the Company’s common shares at an initial conversion rate of 16.1290 common shares per share of preferred stock, which is equivalent to an initial conversion price $62.00 per common share, subject to adjustment in certain circumstances. The Company may also exchange this preferred stock for convertible subordinated debentures in certain circumstances. The Company expects the net proceeds after offering expenses to be approximately $166 million. A portion of the proceeds was utilized to repay the remaining $25.0 million of the Company’s senior unsecured notes early in 2004; the Company has used approximately $23 million to fund its underfunded salaried pension plan and intends to use some additional amounts for other pension obligations in 2004. The Company expects to use any remaining proceeds of the offering for working capital and general corporate purposes, including capital expenditures, increased investments in its existing mines and additional contributions to its pension plans.

Operations and Customers

     Sales

      The Company’s pellet sales were a record 19.2 million tons in 2003 versus the previous record of 14.7 million tons in 2002. The increase in pellet sales in 2003 was due to higher demand by the integrated steel industry and new term supply agreements in 2002 and 2003. The Company ended the year 2003 with 4.1 million tons of iron ore pellet inventory, an increase of .2 million tons from 2002, reflecting the Company’s increased sales and mine ownership. The Company expects pellet sales in 2004 of approximately 22 million tons. The Company’s sales volume is largely committed under term supply agreements, which are subject to changes in customer requirements. Factors impacting the Company’s average price realization under various term supply agreements include measures of general industrial inflation, steel prices, and the international pellet price. The price adjustment provisions are weighted, and some are subject to annual collars, which may limit the magnitude of the Company’s annual price changes.

     Subsequent Event — International Pellet Price Settlement

      The major iron ore producers of Brazil and Eastern Canada annually negotiate and publish the price of their seaborne iron ore products. On February 6, 2004, Companhia Val do Rio Doce (“CVRD”), Brazil’s principal iron ore producer, reached settlement on its 2004 price for blast furnace pellets with a major European consumer. The price represents an increase of 19.0 percent or 20.1 percent for 2004 versus 2003, depending on the point of sale. If the Eastern Canadian iron ore pellet producers settle for a similar percentage price increase, the estimated effect of the international pellet price adjustment factor on the Company’s revenues per ton from iron ore sales and services for 2004 will be an average increase of approximately five percent from 2003. This would represent an improvement in operating earnings of approximately $40 million, based on the 22 million tons of estimated pellet sales for 2004.

      The estimated 2004 impact of the other price adjustment factors included in the Company’s term supply agreements, including the adjustments based on general industrial inflation rates and the price of steel, cannot be determined at this time; however, additional price increases will be limited by annual collars.

     Customers

      Rouge, a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection on October 23, 2003, and on January 30, 2004 sold substantially all of its assets to Severstal North America, Inc., a U.S. affiliate of OAO Severstal (“Severstal”), Russia’s second largest steel producer.

      The Company sold 3.0 million tons of pellets to Rouge in 2003 and 1.4 million tons in 2002. At the time of Rouge’s filing, the Company had no trade receivable exposure to Rouge; however, the Company has a $10 million secured loan to Rouge with a final maturity in 2007. As of December 31, 2003, the loan had a balance of $11.5 million including accrued interest. Rouge failed to make an interest payment of $1.4 million on December 15, 2003. Management will continue to assess events as they occur pertaining to collectability of the loan and interest. The Company’s term supply agreement with Rouge, which provided that it would be the sole supplier of pellets to Rouge through 2012, was assumed by Severstal with minor modifications.

      On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter. WCI purchased 1.5 million tons (.4 million tons since the filing date) in 2003 and 1.4 million tons of pellets in 2002. The Company’s term supply agreement with WCI expires at the end of 2004.

      On May 19, 2003, Weirton petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton purchased 2.8 million tons, or 14 percent of total tons sold by the Company in 2003, and 2.9 million tons, or 20 percent of total tons sold in 2002. The Company has modified its term supply agreement with Weirton. Under the modified agreement which runs through 2005, the Company will provide the greater of 67 percent of Weirton’s pellet requirements or 1.9 million tons.

      The Company is a 40.6 percent participant in a joint venture which acquired certain power-related assets from a subsidiary of Weirton in 2001, in a purchase-leaseback arrangement. The Company’s investment at December 31, 2003 of $10.4 million, which is included in “Other investments,” is accounted for utilizing the

“equity method.” Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement which extends through 2012. In the second quarter of 2003, the Company recorded a provision of $2.6 million for Weirton bankruptcy exposures.

      In April 2002, the Company executed a term agreement to supply iron ore pellets to ISG through 2016. Under the terms of the agreement, the Company is the sole supplier of pellets purchased by ISG for its Cleveland and Indiana Harbor Works facilities. Sales, which are dependent on ISG’s requirements, totaled 5.9 million tons, or 31 percent of total tons sold, in 2003 and 3.1 million tons, or 21 percent of tons sold, in 2002. In 2002, the Company invested $17.4 million in ISG common stock, which represented 7 percent of ISG’s equity at that time. Initially, the Company recorded the investment utilizing the “cost method.” In December 2003 after ISG completed an initial public offering of its common stock, the Company’s investment value increased to $196.7 million at December 31, 2003 resulting in an after-tax credit to “Other comprehensive income” of $144.9 million reflecting the “marked-to-market” gain of $179.3 million. The investment is classified as “available for sale.” The Company is restricted from selling its shares until June 9, 2004.

     Production

      Following is a summary of 2003, 2002 and 2001 mine production and Company ownership:

				Production
	Company’s Ownership			(Million Tons)

	December 31			Company’s Share			Total Production

Mine	2003	2002	2001	2003	2002	2001	2003	2002	2001

Empire	79.0%	79.0%	46.7%	4.0	1.1	1.7	5.2	3.6	5.7
Tilden	85.0	85.0	40.0	6.0	6.7	2.2	7.0	7.9	6.4
Hibbing	23.0	23.0	15.0	1.8	1.5	.2	8.0	7.7	6.1
Northshore	100.0	100.0	100.0	4.8	4.2	2.8	4.8	4.2	2.8
United Taconite*	70.0			.1			1.6	4.2	4.2
Wabush	26.8	26.8	22.8	1.4	1.2	.9	5.2	4.5	4.4

Total Production**				18.1	14.7	7.8	30.3	27.9	25.4

*	Production in 2001 and 2002 and 1.5 million tons of the tons produced in the first five months of 2003 occurred under the management of the previous mine owners prior to the acquisition by United Taconite in December 2003.

**	Excludes United Taconite production under previous mine ownership.

      The increase in the Company’s share of production from 7.8 million tons in 2001 to 14.7 million tons in 2002 to 18.1 million tons in 2003 reflected the Company’s increased ownership in four mines in 2002 and generally higher production to meet increased market demand. The Company preliminarily expects total mine production in 2004 to be approximately 36 million tons; the Company’s share of production is currently estimated to be approximately 22 million tons. The increase in 2004 estimated production reflects the whole year impact of United Taconite’s acquisition and anticipated higher production levels at all other mines. Production schedules are subject to change in pellet demand.

     Ownership Increases

     United Taconite

      Effective December 1, 2003, United Taconite, a newly formed company owned 70 percent by a subsidiary of the Company and 30 percent by a subsidiary of Laiwu, purchased the ore mining and pelletizing assets of Eveleth Mines, LLC. Eveleth Mines had ceased mining operations in May 2003 after filing for chapter 11 bankruptcy protection on May 1, 2003. Under the terms of the purchase agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, the Company, after assigning appropriate values to assets acquired and liabilities assumed, was required to record an “extraordinary gain” of $2.2 million, net of $.5 million tax and $1.2 million minority interest. In conjunction with this transaction, the Company and its Wabush Mines venture partners entered into pellet sales and trade agreements with Laiwu to optimize shipping efficiency.

     Empire Mine

      Effective December 31, 2002, the Company increased its ownership in Empire from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, the Company indemnified Ispat Inland from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat Inland of $120.0 million, recorded at a present value of $61.3 million at December 31, 2003 ($58.8 million at December 31, 2002) with $56.3 million classified as “Long-term receivable” with the balance current, over the 12-year life of the supply agreement. A subsidiary of Ispat Inland has retained a 21 percent ownership in Empire, which it has a unilateral right to put to the Company in 2008. The Company is the sole outside supplier of pellets purchased by Ispat Inland for the term of the supply agreement.

     Tilden Mine

      On January 31, 2002, the Company increased its ownership in Tilden from 40 percent to 85 percent with the acquisition of Algoma’s interest in Tilden for assumption of mine liabilities associated with the interest. The acquisition increased the Company’s share of the annual production capacity by 3.5 million tons. Concurrently, a term supply agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period.

     Hibbing Mine

      In July 2002, the Company acquired (effective retroactive to January 1, 2002) an 8 percent interest in Hibbing from Bethlehem for the assumption of mine liabilities associated with the interest. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable of approximately $1.0 million which has been written off. In May 2003, ISG purchased the assets of Bethlehem, including Bethlehem’s 62.3 percent interest in Hibbing.

     Wabush Mines

      In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme Metals Incorporated, which had been under chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, the Company’s interest increased to 26.83 percent. Acme had discontinued funding its Wabush obligations in August 2001.

     Subsequent Event — Stelco Restructuring

      On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled .1 million tons in 2003 and .3 million tons in 2002. Stelco Inc. is a 44.6 percent participant in Wabush Mines and U.S. subsidiaries of Stelco (which are not believed to have filed for bankruptcy protection) own 14.7 percent of Hibbing Taconite Company - Joint Venture and 15 percent of Tilden Mining Company L.C. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures.

     Effect of Mine Ownership Increases

      While none of the increases in mine ownerships during 2002 required cash payments or assumption of debt, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Additional consolidated obligations assumed totaled approximately $163 million at December 31, 2002, primarily related to employment and legacy obligations at the Empire and Tilden mines, partially offset by non-capital long-term assets, principally the $58.8 million Ispat Inland long-term receivable. United Taconite’s acquisition of the Eveleth mine assets in December 2003 was for $3 million cash and assumption of certain liabilities, primarily mine-closure related environmental obligations.

     Other Related Items

      The iron ore industry has been identified by the United States Environmental Protection Agency (the “EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. We must comply with the new requirements not later than October 30, 2006. Our projected costs, including capital expenditures, to meet the proposed MACT standards are approximately $15 million.

      The United Steel Workers of America (“USWA”) represents all hourly employees at our Empire, Hibbing, Tilden and United Taconite mines, as well as the Wabush mine in Canada. The collective bargaining agreements for the employees at the Empire, Hibbing, Tilden and United Taconite mines will expire on August 1, 2004, and the collective bargaining agreements for the employees at the Wabush mine will expire on March 1, 2004.

      On April 4, 2002, the Company signed an agreement to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $24 million pilot plant at the Company’s Northshore Mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high iron content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers. All of the participants have recently agreed to enter a second six-month operating phase of the pilot plant, which is expected to be completed in May 2004, to explore the commercial viability of this technology. The Company’s contribution to the project through the pilot plant testing and development phase was $5.2 million, primarily contributions of in-kind facilities and services.

Strategic Investments

      The Company intends to continue to pursue investment and management opportunities to broaden its scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests to strengthen its market position. The Company is particularly focused on expanding its international investments to leverage its expertise in processing low grade ores to capitalize on global demand for steel and iron ore in areas such as China. The Company’s innovative United Taconite joint venture with Laiwu is one example of its ability to expand geographically, and the Company intends to continue to pursue similar opportunities in other regions. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.

Environmental and Closure Obligations

      At December 31, 2003, the Company had environmental and closure obligations, including its share of the obligations of ventures, of $97.8 million ($95.5 million at December 31, 2002), of which $10.2 million is current. Payments in 2003 were $7.5 million ($8.3 million in 2002). The obligations at December 31, 2003 include certain responsibilities for environmental remediation sites, $15.5 million, closure of LTV Steel Mining Company (“LTVSMC”), $37.1 million, and obligations for closure of the Company’s six operating mines, $45.2 million, reflecting implementation of SFAS No. 143 “Asset Retirement Obligations” effective January 1, 2002.

      The LTVSMC closure obligation resulted from an October 2001 transaction where subsidiaries of the Company and Minnesota Power, a business of Allete, Inc., acquired LTV’s assets of LTVSMC in Minnesota for $25.0 million (Company share $12.5 million). As a result of this transaction the Company received a payment of $62.5 million from Minnesota Power and assumed environmental and certain facility closure obligations of $50.0 million.

      In September 2002, the Company received a draft of a proposed Administrative Order on Consent (“Consent Order”) from the EPA, for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, a Consent Order was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.9 million in the third and fourth quarters. The Company will likely be required to expend additional amounts of approximately $2 million, for the completion of the removal action, which expenditures were previously provided for in the Company’s environmental reserve.

Summary of Contractual Obligations

      Following is a summary of the Company’s contractual obligations at December 31, 2003:

	Payments Due by Period(1) (Millions)

Contractual Obligations	Total	Less than 1 year	1 - 3 Years		3 - 5 Years		More than 5 Years

Long-Term Debt	$25.0	$25.0	$		$		$
Capital Lease Obligations	11.4	3.3		4.1		3.4		.6
Operating Leases	63.7	21.6		25.8		11.8		4.5
Purchase Obligations
Open Purchase Orders	15.4	15.4
Minimum “Take or Pay” Purchase Commitments(2)	187.6	56.7		68.6		52.4		9.9

Total Purchase Obligations	203.0	72.1		68.6		52.4		9.9
Other Long-Term Liabilities
Pension Funding Minimums	140.9	4.3		29.0		51.7		55.9
OPEB Claim Payments	153.4	17.6		40.6		45.6		49.6
Mine Closure Obligations	82.3	5.7		11.0		16.1		49.5
Coal Industry Retiree Health Benefits	8.0	1.4		1.6		1.5		3.5
Personal Injury	9.5	1.5		2.3		1.8		3.9
Other(3)	78.8

Total Other Long-Term Liabilities	472.9	30.5		84.5		116.7		162.4

Total	$776.0	$152.5		$183.0		$184.3		$177.4

(1)	Includes the Company’s consolidated obligations and the Company’s ownership share of unconsolidated ventures’ obligations.

(2)	Includes minimum electric power demand charges, minimum coal and natural gas obligations, and minimum railroad transportation obligations.

(3)	Primarily includes deferred income taxes payable (principally related to the ISG “marked-to-market,” other comprehensive income) and other contingent liabilities for which payment timing is non-determinable.

Market Risk

      The Company is subject to a variety of market risks, including those caused by changes in market value of equity investments, commodity prices, foreign currency exchange rates and interest rates. The Company has established policies and procedures to manage risks; however, certain risks are beyond the control of the Company.

      The Company’s investment policy relating to its short-term investments (classified as cash equivalents) is to preserve principal and liquidity while maximizing the return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

      The value of the Company’s equity investment in common stock of ISG is subject to changes in market value as reflected in the trading price. This investment has been classified as an available-for-sale investment, and accordingly, changes in value have been recorded in Shareholders’ Equity. If the market price of the stock at December 31, 2003, were to increase or decrease 10 percent, the value of the investment would change approximately $20 million before taxes.

      The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2003, the notional amounts of the outstanding forward contracts were $22.5 million (Company share — $18.1 million), with an unrecognized fair value gain of $4.2 million (Company share — $3.4 million) based on December 31, 2003 forward rates. The contracts mature at various times through October 2004. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $2.7 million (Company share — $2.2 million).

      The Company had $25 million of senior unsecured notes outstanding at December 31, 2003, which were repaid early in 2004.

      A portion of the Company’s operating costs related to the Wabush mine is subject to change in the value of the Canadian dollar; however, the Company does not hedge its exposure to changes in the Canadian dollar.

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

     Iron Ore Reserves

      The Company regularly evaluates its economic iron ore reserves and updates them as required in accordance with SEC Industry Guide 7. The estimated ore reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the ore reserve could require increases in capital and development expenditures. Generally as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions, or the expected quality of ore reserves could decrease capacity or ore reserves. Technological progress could alleviate such factors or increase capacity or ore reserves. Remaining Empire mine ore reserves were decreased to

29 million tons at December 31, 2003 from 63 million tons at December 31, 2002 and 116 million tons at December 31, 2001. The reduction in ore reserves reflected increasing production and processing costs in recent years as the Empire mine approaches the latter portion of its economic life. Additionally, economic ore reserves at the Wabush mine were reduced in the last two years to 61 million tons at December 31, 2003 from 94 million tons at December 31, 2002 and 244 million tons at December 31, 2001. The decrease in ore reserves at the Wabush mine reflects increased operating costs, the impact of currency exchange rates, and a reduction in the maximum mining depth in one critical mining area due to assessment of dewatering capabilities based on a recently completed hydrologic evaluation. The Company uses its ore reserve estimates to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. See Note 5 — Environmental and Mine Closure Obligations — Mine Closure in the Notes to Consolidated Financial Statements. Since the liability represents the present value of the expected future obligation, a significant change in ore reserves would have a substantial effect on the recorded obligation. The Company also utilizes economic ore reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in ore reserves could significantly affect these items.

     Asset Retirement Obligations

      The accrued mine closure obligations for the Company’s active mining operations reflect the adoption of SFAS No. 143 effective January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of the mining operations. The Company’s obligations are determined based on detailed estimates adjusted for factors that an outside party would consider (i.e., inflation, overhead and profit), which were escalated (at an assumed 3 percent) to the estimated closure dates, and then discounted using a credit adjusted risk free interest rate (12.0 percent for United Taconite and 10.25 percent for all others). The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. See Note 5 — Environmental and Mine Closure Obligations — Mine Closure in the Notes to Consolidated Financial Statements.

     Asset Impairment

      The Company monitors conditions that indicate that the carrying value of an asset or asset group may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than its carrying value, utilizing an undiscounted probability-weighted analysis. If the analysis indicates the asset is impaired, the carrying value is adjusted to fair value. The impairment analysis and fair value determination can result in significantly different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, and future iron ore prices and production costs. See Note 1 — Operations and Customers — Empire Mine and Note 3 — Discontinued Operation in the Notes to Consolidated Financial Statements.

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

     Employee Retirement Benefit Obligations

      Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and post-retirement benefit plans (primarily retiree healthcare benefits) offered by the Company and its ventures are evaluated periodically by management in conjunction with outside actuaries. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, and the medical care cost trend are reviewed annually. At December 31, 2003, the Company reduced its discount rate to 6.25 percent from 6.90 percent at December 31, 2002. The Company also reduced its expected return on plan assets utilized for calculating 2004 pension and OPEB expense by ..5 percent to 8.5 percent. Additionally, the Company increased its medical care cost trend assumption to 10 percent in 2004 decreasing to 5 percent in 2009 and thereafter; previously the Company utilized a medical trend rate assumption of 9 percent in 2004 decreasing to 5 percent in 2008 and thereafter. Following are sensitivities on estimated 2004 pension and OPEB expense of potential further changes in these key assumptions:

	Increase in 2004 Expense

	(In Millions)

	Pension	OPEB

Decrease discount rate .25 percent	$1.2	$.9
Decrease return on assets 1 percent	4.0	.5
Increase medical trend rate 1 percent	N/A	3.4

      Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are determined in conjunction with outside actuaries. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on the Company’s financial condition due to the magnitude of the Company’s retirement obligations. See Note 8 — Retirement Related Benefits in the Notes to Consolidated Financial Statements.

     Income Taxes

      Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. The Company recorded a valuation allowance in 2002 for its net deferred tax assets and net loss carryforwards in recognition of the uncertainty of their realization. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if the Company determines that it expects to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made. See Note 9 — Income Taxes in the Notes to Consolidated Financial Statements.

Risks Relating to the Company

Excess global capacity and the availability of competitive substitute materials have resulted in intense competition in the steel industry, which may further reduce steel prices and decrease steel production and our customers’ demand for iron ore products.

      More than 95 percent of our revenues are derived from the North American integrated steel industry, which is highly competitive. From time to time, global overcapacity in steel manufacturing has a negative impact on North American steel sales and reduces the production of steel and consequently the demand for iron ore. Further, production of steel by North American integrated steel manufacturers may be replaced to a certain extent by production of substitute materials by other manufacturers. In the case of certain product applications, North American steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Most of our term supply agreements for the sale of iron ore products are requirements-based or provide for flexibility of volume above a minimum level. Reduced demand for and consumption of iron ore products by North American integrated steel producers have had and may continue to have a significant negative impact on our sales, margins and profitability.

Increased imports of steel into the United States could adversely impact North American steel sales, which could adversely affect demand for our products and our sales, margins and profitability.

      From time to time, global overcapacity in steel manufacturing and a weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America, may negatively impact steel prices in those foreign economies and result in high levels of steel imports from those countries into the United States at depressed prices. Based on the American Iron and Steel Institute’s Apparent Steel Supply (excluding semi-finished steel products), imports of steel into the United States constituted 20.4 percent, 20.2 percent and 22.3 percent of the domestic steel market supply for 2002, 2001 and 2000, respectively. Significant imports of steel into the United States have substantially reduced sales, margins and profitability of North American steel producers, and therefore, have reduced demand for iron ore. The purchase by North American steel producers of semi-finished steel products from foreign suppliers also will decrease demand for our iron ore products.

      The U.S. government established various protective actions during 2001 and 2002, including the enactment of various steel import quotas and tariffs, which contributed to a decrease of some steel imports during 2002. However, these protective measures were only temporary and many foreign steel manufacturers were granted exemptions from applications of these measures. Furthermore, some products (including iron ore and some semi-finished steel products) and some countries were not covered by these protective measures. On November 10, 2003, the highest trade court of the World Trade Organization issued a final decision declaring that the tariffs imposed by the United States on hot-rolled and cold-rolled finished steel imports violated global trade rules. Shortly after this decision was announced, a number of countries threatened to impose retaliatory tariffs on various products produced in the United States if the United States did not terminate its steel tariffs. On December 4, 2003, President Bush announced that the steel import quotas and tariffs would be lifted, effective at midnight on that day. At this time it is uncertain how the lifting of these measures will affect the North American steel industry, but the removal of these measures may lead to an increase of steel imports and result in a reduction of North American steel sales. The decreased North American steel sales could decrease demand for iron ore products and have a substantial negative impact on our sales, margins and profitability.

The North American steel industry is undergoing a restructuring process that has resulted in industry consolidation and is likely to result in a reduction of integrated steel making capacity over time, and thereby reduce iron ore consumption.

      The North American steel industry has undergone consolidation, and that consolidation is likely to continue. Consolidation of the North American steel industry will result in fewer customers for iron ore. The restructuring process may reduce integrated steel making capacity, which would reduce demand for our iron ore products and may adversely affect our sales. Further, if the steel producers that have captive iron ore mines obtain a larger share of the North American steel production, they may obtain their iron ore from their own mines, if they have excess capacity, rather than from us. These factors could adversely affect our sales, margins and profitability.

Our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the North American steel industry.

      In 2002 and 2003, 14.5 million and 18.6 million tons, respectively, of the iron ore pellets we produced were sold to North American steel manufacturers, while only .2 million and .6 million tons, respectively, of our pellets were sold outside of North America. The North American steel industry has been highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, the strength of the U.S. automotive industry, levels of steel imports and applicable tariffs. The demand for steel products is generally affected by macroeconomic fluctuations in North America and the global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for steel products or increase the amount of imports of steel or iron ore into the United States.

      In addition, a disruption or downturn in the oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural, automotive or durable goods industries, all of which are significant markets for steel products and are highly cyclical, could negatively impact sales of steel by North American producers. These trends could decrease the demand for iron ore products and significantly adversely affect our sales, margins and profitability.

If North American steelmakers use methods other than blast furnace production to produce steel, or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore products may decrease, which would adversely affect our sales, margins and profitability.

      Demand for our iron ore products is determined by the operating rates for the blast furnaces of North American steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel “mini-mills,” which are steel recyclers, generally produce steel by using scrap steel, not iron ore pellets, in their electric furnaces. Production of steel by steel “mini-mills” was approximately 50 percent of North American total finished steel production in 2003. Steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces can require substantial capital expenditures. Our customers may choose not to maintain their blast furnaces, and some of our customers may not have the resources necessary to adequately maintain their blast furnaces. If our customers use methods to produce steel that do not use iron ore products, demand for our iron ore products will decrease, which could adversely affect our sales, margins and profitability.

Natural disasters, equipment failures and other unexpected events may lead our steel industry customers to curtail production or shut down their operations.

      Operating levels at our steel industry customers are subject to conditions beyond their control, including raw material shortages, weather conditions, natural disasters, interruptions in electrical power or other energy services, equipment failures, and other unexpected events. Any of those events could also affect other suppliers to the North American steel industry. In either case, those events could cause our steel industry customers to curtail production or shut down a portion or all of their operations, which could reduce their demand for our iron ore products. For example, in late 2003, a fire occurred in a mine of a major coal supplier to U.S. Steel, which supplies a majority of the coke, a processed form of coal, used by our steel industry customers to operate their blast furnaces. The fire caused U.S. Steel to curtail its production of coke, and to reduce its coke shipments to at least two of our steel industry customers. As a result, one of our steel industry customers had to curtail its steel production, and its demand for our iron ore products decreased. Accordingly, as discussed below, that customer invoked the force majeure provision of its term supply agreement with us and reduced its requirements for our iron ore products in the first quarter of 2004 by 180,000 long tons. Another of our steel industry customers announced that it is exploring alternatives, including temporary curtailments of some of its steel-making operations, in order to deal with the coke shortage. Production of steel by our other steel industry customers may also be adversely affected by the failure of U.S. Steel to ship adequate supplies of coke to them. Decreased demand for our iron ore products could adversely affect our sales, margins and profitability.

If the rate of steel consumption in China slows, the demand for iron ore could decrease.

      Although we do not have significant international sales, the price of iron ore is strongly influenced by international demand. The current growing level of international demand for iron ore and steel is largely due to the rapid industrial growth in China. A large quantity of steel is currently being used in China to build roads, bridges, railroads and factories. If the economic growth rate in China slows, which may be difficult to forecast, less steel will be used in construction and manufacturing, which would decrease demand for iron ore. This could adversely impact the world iron ore market, which would impact the North American iron ore market, and could also adversely impact our United Taconite joint venture with Laiwu.

We operate in a very competitive industry.

      Iron ore resources are in abundant supply world-wide, and the iron mining business is highly competitive, with producers in all iron-producing regions. Some of our competitors may have greater financial resources than we have and may be better able to withstand changes in conditions within the North American steel industry than we are. In the future, we may face increasing competition. As a result, we may face pressures on sales prices and volumes of our products from competitors and large customers.

Our sales and competitive position depend on our ability to transport our products to our customers at competitive rates and in a timely manner.

      Our competitive position is largely dependent on the ability to transport iron ore to our markets at competitive rates. Disruption of the lake freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes, strikes, lock-outs or other events, could impair our ability to supply iron ore pellets to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.

If a substantial portion of our term supply agreements terminate and are not renewed, and we are unable to find alternate buyers willing to purchase our products on terms comparable to those in our existing term supply agreements, our sales, margins and profitability will suffer.

      A substantial majority of our sales are made under term supply agreements, which are important to the stability and profitability of our operations. In 2003 and 2002, more than 94 percent of our sales volume was sold under term supply agreements. If a substantial portion of our term supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to renew the agreements or find alternate buyers for our iron ore at the same level of profitability. We cannot assure you that we will be able to renew or replace existing term supply agreements at the same prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

We depend on a limited number of customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our sales.

      The following six customers together accounted for a total of 93 percent and 79 percent of our total sales revenues in the years ended 2003 and 2002, respectively:

	Percent of Sales
	Revenues

	Year Ended
	December 31,

Customer	2003	2002

ISG	30%	21%
Algoma	17	19
Rouge	16	9
Weirton	15	21
Ispat Inland	8	1
WCI	7	8

Total	93%	79%

      If one or more of these customers were to significantly reduce their purchases of iron ore products from us, or if we were unable to sell iron ore products to them on terms as favorable to us as the terms under our current term supply agreements, our sales, margins and profitability could suffer materially due to the high level of fixed costs in the near term and the high costs to idle or close mines. We are a merchant mine producer of iron ore products, not a “captive” producer owned by a steel manufacturer, and therefore we rely on sales to our joint venture partners and other third party customers for our revenues. In addition, Weirton, WCI and Stelco have petitioned for protection under bankruptcy or similar laws, as discussed below, and the bankruptcy or reorganization of our customers could affect our sales, margins and profitability.

Changes in demand for our products by our customers could cause our sales, margins and profitability to fluctuate.

      Our term supply agreements generally are requirements contracts, the majority of which have no minimum requirement provisions, and some of which provide for flexibility of volume above minimum levels. A decrease in one or more of our customers’ requirements could cause our sales to decline, as we may not be able to find other customers to purchase our iron ore pellets. In addition, if our customers’ requirements decline, since many of our production costs are fixed, our production costs per ton may rise, which may affect our margins and profitability. Unmitigated loss of revenues would have a greater impact on margins and profitability than sales, due to the high level of fixed costs in the iron ore mining business in the near term and the high cost to idle or close mines.

The provisions of our term supply agreements could cause our sales, margins and profitability to fluctuate.

      Our term supply agreements typically contain force majeure provisions allowing temporary suspension of performance by the customer during specified events beyond the customer’s control, including raw material shortages, power failures, equipment failures, adverse weather conditions and other events. For example, as noted above, one of our large customers notified us in January 2004 that it was reducing its requirements for iron ore pellets in the first quarter of 2004 by 180,000 long tons pursuant to the force majeure provisions of its term supply agreement with us. That customer invoked the force majeure provision due to a failure of U.S. Steel to ship the quantity of coke that the customer had ordered due to shortages caused by a fire at a mine that supplied coal to U.S. Steel. If the coke shortages continue, other customers may seek to reduce their iron ore supply requirements.

      Price escalators in our term supply agreements also expose us to short-term price volatility, which can adversely affect our margins and profitability. Our term supply agreements also contain provisions requiring us to deliver iron ore pellets meeting quality thresholds for certain characteristics, such as chemical makeup. Failure to meet these specifications could result in economic penalties. All of these contractual provisions could adversely affect our sales, margins and profitability.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations and financial condition may be significantly and adversely affected.

      If we close any of our mines, our revenues would be reduced unless we were able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions do not always prove to be accurate. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect our results of operations and financial condition. Further, if we were to close one or more of our mines prematurely, we would incur significant accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, as well as asset impairment charges, which could materially and adversely affect our financial condition.

      A mine closure would significantly increase employment legacy costs, including our expense and funding costs for pension and other post-retirement benefit obligations. First, retirement-eligible employees would be eligible for enhanced pension benefits under certain pension plans upon a mine closure. Second, the number of employees who are eligible for retirement under the pension plans would increase under special eligibility rules that apply upon a mine closure. Third, all employees eligible for retirement under the pension plans at the time of the mine closure also would be eligible for post-retirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Fourth, a closure of the Empire mine would likely terminate the status of the pension plan covering hourly employees at the Empire and Tilden mines as a multi-employer pension plan, causing more stringent minimum funding requirements to apply to that plan. Fifth, a closure of the Empire or Tilden mine likely would trigger withdrawal liability to the pension plan covering hourly employees at the Empire and Tilden mines. Finally, a mine closure could trigger significant severance-related obligations, which could adversely affect our financial condition and results of operations.

      Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, revegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. Although our management believes, based on currently available information, we are making adequate provisions for all expected reclamation and other costs associated with mine closures for which we will be responsible, our business, results of operations and financial condition would be adversely affected if such accruals were later determined to be insufficient.

We have significantly reduced our ore reserve estimates for the Empire mine and may close the Empire mine sooner than we had anticipated, which could materially and adversely affect our results of operations and financial condition.

      We significantly decreased our ore reserve estimates for the Empire mine from 116 million tons in 2002 to 63 million tons in 2003 and further to 29 million tons in 2004. The 2004 reductions were due to our inability to develop effective mine plans to produce cost-effective combinations of production volume, ore quality and stripping requirements. We may reduce the annual production at the Empire mine as a result of these decreased ore reserve estimates. If the ore reserves at Empire are insufficient to sustain our operations there, we may be required to close the mine. We have taken significant asset impairment charges relating to the Empire mine.

      If we were to close the Empire mine, we would incur significant mine closure costs, employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. A closure of the Empire mine sooner than we anticipate could materially and adversely affect our results of operations and financial condition.

We rely on the estimates of our recoverable reserves, and if those estimates are inaccurate, our financial condition may be adversely affected.

      We regularly evaluate our economic iron ore reserves based on expectations of revenues and costs and update them as required in accordance with Industry Guide 7 promulgated by the SEC. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, many of which have been in operation for several decades, including many factors beyond our control. Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future prices for iron ore, assumptions regarding future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Estimated reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be adversely affected. For example, based on revised economic mine planning studies that we completed in the fourth quarter of 2002, we reduced the estimates of the ore reserves at the Empire mine from 116 million tons to 63 million tons due to increasing mining and processing costs. Based on an update to those studies completed in the fourth quarter of 2003, we further significantly reduced the ore reserve estimates to 29 million tons. The reduction is due to the inability to develop effective mine plans to produce cost-effective combinations of production volume, ore quality and stripping requirements with the 2003 reserve base. Studies are ongoing to identify the optimum production rate, and consequently mine life, for Empire. The evaluation of satellite mineral resources has also been initiated for potential additions to Empire’s reserve base.

      We also completed revised economic mine planning studies in the fourth quarter of 2002 for our Wabush mine, and we reduced our estimate of ore reserves at the Wabush mine from 244 million tons to 94 million tons due to increasing mining and processing costs. Based on an update to those studies completed in the fourth quarter of 2003, we further significantly reduced the Wabush mine ore reserve estimate to 61 million tons. The revised Wabush estimate is largely a reflection of increased operating costs, the impact of currency exchange rates and a reduction in maximum mining depth due to dewatering capabilities based on a recently completed hydrologic evaluation.

The price adjustment provisions of our term supply agreements may prevent us from increasing our prices to match international ore contract prices or to pass increased costs of production on to our customers.

      Our term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. Our price adjustment provisions are weighted and some are subject to annual collars, which limit our ability to raise prices to match international levels and fully capitalize on strong demand for iron ore. Most of our term supply agreements do not allow us to increase our prices and to directly pass through higher production costs to our customers. An inability to increase prices or pass along increased costs could adversely affect our margins and profitability.

Our sales, margins and profitability may be significantly affected by the bankruptcy or reorganization of our customers.

      The volatility, fluctuating prices, level of imports and low demand affecting the North American steel industry have severely impacted the ability of many North American steelmakers to generate profits. Many North American steelmakers, particularly large integrated steel producers, have been hampered with significant “legacy” costs, particularly underfunded pension obligations and significant retiree health obligations. Since 1997, approximately 49 North American steelmakers have filed for bankruptcy, reorganization, restructuring or similar protection including Acme Steel, Algoma, Bethlehem Steel, Geneva Steel Holdings Corp., Gulf States Steel, LTV Steel, National Steel Corporation, Slater Steel Inc. and Wheeling-Pittsburgh Steel Corporation. Since May 2003, four of our North American steel industry customers, WCI, Weirton, Rouge, and Stelco petitioned for protection under bankruptcy or other similar laws.

      Financially distressed customers may be unable to perform under their agreements with us and, if they file for protection under bankruptcy or other similar laws, they may be able to reject their agreements with us pursuant to the operation of those laws. Such laws may enable a customer under bankruptcy protection to reject its existing term supply agreement with us, which may adversely affect our sales and profitability. In effect, such laws may allow the customer (or a party that might acquire the customer’s business through the bankruptcy process) to renegotiate the customer’s existing term supply agreement with us or to pursue arrangements with another pellet supplier without penalty.

      We cannot assure that WCI, Weirton and Stelco will successfully emerge from bankruptcy or restructuring or that they will continue to meet their obligations under their agreements with us. We currently have trade receivable exposure of $4.9 million to WCI (which was reserved against in the third quarter of 2003). We currently have an agreement to sell iron ore pellets to Weirton, but we cannot assess whether Weirton will successfully emerge from bankruptcy. We invested $10.4 million for a 40.6 percent interest in a joint venture that acquired certain steam generating and power-related assets from a subsidiary of Weirton in 2001 and leased such assets back to an affiliate of Weirton with a guaranty of such lease by Weirton in a purchase-leaseback arrangement. Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement, which extends through 2012. We sold Rouge 1.4 million tons of pellets in fiscal 2002 and 3.0 million tons in 2003. At the time of Rouge’s bankruptcy petition, we had no trade receivable exposure to Rouge; however, we have a $10.0 million secured loan to Rouge that will mature in 2007. As of December 31, 2003, the loan had a balance of $11.5 million, including accrued interest. At this time, we cannot assess the impact of Rouge’s bankruptcy and subsequent sale on our loan with Rouge. The bankruptcy or reorganization of our largest customers could have a significant impact on our sales, margins and profitability.

Our ability to collect payments from our customers depends on their creditworthiness.

      Our ability to receive payment for iron ore products sold and delivered to our customers depends on the creditworthiness of our customers. Generally, we deliver iron ore products to our customers in advance of payment for those products, and title and risk of loss with respect to those products does not pass to the customer until payment for the pellets is received. Accordingly, there is typically a period of time in which pellets, as to which we have reserved title, are within our customers’ control. As discussed above, several of our customers have petitioned for protection under bankruptcy or other similar laws, and most of our North American customers have below-investment grade or no credit rating. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations.

Our change in strategy from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers has increased our obligations with respect to those mines and has made our revenues, earnings and profit margins more dependent on sales of iron ore products and more susceptible to product demand and pricing fluctuations.

      Historically, we have acted as a manager of iron ore mines on behalf of steel company owners, and in that capacity have been generally entitled to management fees, royalties on reserves that we have leased or subleased to the Empire and Tilden mines, and income from our sales of iron ore products to our customers, including the other mine owners. Our revised business strategy is to increase our ownership in our co-owned mines. In accordance with that revised strategy, in fiscal year 2002 we increased our ownership in (1) the Empire mine from 47 percent to 79 percent, (2) the Tilden mine from 40 percent to 85 percent, (3) the Hibbing mine from 15 percent to 23 percent, and (4) the Wabush mine from 23 percent to 27 percent. While we have gained greater control of the mines we operate, we have also increased our share of the operating costs, employment legacy costs and financial obligations associated with those mines. Our increased ownership of those mines has caused the management fees and royalties due to us from our partners in the mines to decline from $29.8 million in 2001 to $10.6 million in 2003. The decline in royalties and management fees has made our revenues, earnings and profit margins more volatile and more dependent on sales of our iron ore products to third party customers.

We rely on our joint venture partners in our mines to meet their payment obligations, and the inability of a joint venture partner to do so could significantly affect our operating costs.

      We co-own five of our six mines with various joint venture partners that are integrated steel producers or their subsidiaries, including Dofasco, ISG, Ispat Inland, Laiwu and Stelco. While we are the manager of each of the mines we co-own, we rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Most of our venture partners are also our customers and are subject to the creditworthiness risks described above. If one or more of our venture partners fail to perform their obligations, the remaining venturers, including ourselves, may be required to assume additional material obligations, including significant pension and post-retirement health and life insurance benefit obligations. On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Stelco is a 44.6 percent participant in the Wabush Mines joint venture, and U.S. subsidiaries of Stelco (which are not believed to have filed for bankruptcy protection) own 14.7 percent of Hibbing Taconite Company - Joint Venture and 15 percent of Tilden Mining Company L.C. Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.

Unanticipated geological conditions and natural disasters could increase the cost of operating our business.

      A portion of our production costs are fixed regardless of current operating levels. Our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather conditions (for example, extreme winter weather, floods and availability of process water due to drought) and natural disasters, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore, variations in rock and other natural materials and variations in geologic conditions and ore processing changes. These conditions could impair our ability to fulfill our plan to operate all of our mines at full capacity, which could materially adversely affect our ability to meet the expected demand for our iron ore products.

      In the second and third quarters of 2003, pellet production at the Tilden mine was adversely affected by approximately .3 million tons as a result of unexpected variations in the composition of the iron ore in one area of the mining pit, which made the ore difficult to process, causing low throughput and recovery rates.

Many of our mines are dependent on a single source energy supplier, and interruption in energy services may have a significant adverse effect on our sales, margins and profitability.

      Many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power is the sole supplier of electric power to our Hibbing and United Taconite mines; Wisconsin Energy Company is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on its wholly owned power facility for its electrical supply. A significant interruption in service from our energy suppliers due to terrorism or any other cause can result in substantial losses that may not be fully covered by our business interruption insurance. For example, in May 2003, we incurred approximately $11.1 million in fixed costs relating to lost production when our Empire and Tilden mines were idled for approximately five weeks due to loss of power stemming from the failure of a dam in the Upper Peninsula of Michigan. One natural gas pipeline serves all of our Minnesota and Michigan mines, and a pipeline failure may idle those operations. Any substantial unmitigated interruption of our business due to these conditions could materially adversely affect our sales, margins and profitability.

Equipment failures and other unexpected events at our facilities may lead to production curtailments or shutdowns.

      Interruptions in production capabilities will inevitably increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production at one mine to offset an interruption in production at another mine. In addition to equipment failures, our facilities are also subject to the risk of loss due to unanticipated events such as fires, explosions or adverse weather conditions. The manufacturing processes that take place in our mining operations, as well as in our crushing, concentrating and pelletizing facilities, depend on critical pieces of equipment, such as drilling and blasting equipment, crushers, grinding mills, pebble mills, thickeners, separators, filters, mixers, furnaces, kilns and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, many of our mines and processing facilities have been in operation for several decades, and the equipment is aged. For example, in November 2003, our Tilden facility experienced a crack in a kiln riding ring that required the shutdown of that kiln in its pelletizing plant, resulting in a production loss of approximately .3 million tons. In the future, we may experience additional material plant shutdowns or periods of reduced production because of equipment failures. Material plant shutdowns or reductions in operations could materially adversely affect our sales, margins and profitability. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Further, longer-term business disruptions could result in a loss of customers, which could adversely affect our future sales levels, and therefore our profitability.

We are subject to extensive governmental regulation, which imposes, and will continue to impose, significant costs and liabilities on us, and future regulation could increase those costs and liabilities or limit our ability to produce iron ore products.

      We are subject to various federal, provincial, state and local laws and regulations on matters such as employee health and safety, air quality, water pollution, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for our operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

      Prior to commencement of mining, we must submit to, and obtain approval from, the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. See “Item 2. Properties. — Environment.”

      In addition, new legislation and/or regulations and orders, including proposals related to the protection of the environment, to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers, may also require us or our customers to reduce or otherwise change operations significantly or incur costs. Such new legislation, regulations or orders (if enacted) could have a material adverse effect on our business, results of operations, financial condition or profitability. In particular, we are subject to the new rules promulgated by the EPA that will require us to utilize MACT standards for our air emissions by 2006. The costs, including capital expenditures, that we will incur in order to meet the new MACT standards may be substantial. See “Item 2. Properties. — Environment.”

      Further, we are subject to a variety of potential liability exposures arising at certain sites where we do not currently conduct operations. These sites include sites where we formerly conducted iron ore mining or processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. While we believe our liability at sites where claims have been asserted will not have a material adverse effect on our financial condition, liquidity or results of operations, we may be named as a responsible party at other sites in the future, and we cannot assure you that the costs associated with these additional sites will not be material. See “Item 2. Properties. — Environment.”

      We could also be held liable for any and all consequences arising out of human exposure to hazardous substances used, released or disposed of by us or other environmental damage, including damage to natural resources. In particular, we and certain of our subsidiaries are involved in various claims relating to the exposure of asbestos and silica to seamen who sailed on the Great Lakes vessels formerly owned and operated by certain of our subsidiaries. The full impact of these claims, as well as whether insurance coverage will be sufficient and whether other defendants named in these claims will be able to fund any costs arising out of these claims, continues to be unknown. Based on currently available information, however, we believe the resolution of currently pending claims in the aggregate would not reasonably be expected to have a material adverse effect on our financial position. See “Item 3. Legal Proceedings.”

Our expenditures for post-retirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect, if there are mine closures or our joint venture partners fail to perform their obligations that relate to employee pension plans.

      We provide defined benefit pension plans and OPEB benefits to eligible union and non-union employees, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate that future obligations are discounted to a present value (“discount rate”). We decreased the discount rate to 6.25 percent at December 31, 2003 from 6.90 percent at December 31, 2002, 7.50 percent at December 31, 2001 and 7.75 percent at December 31, 2000. For pension accounting purposes, we assumed a 9 percent rate of return on pension plan assets for all periods, although we decreased the return on asset assumption to 8.50 percent at December 31, 2003, which will increase our 2004 pension expense. Based on these assumptions, our actual funding levels and pension expense for 2001, 2002 and 2003 and our estimated minimum funding obligations and pension expense (based on our making only our minimum required contributions) for 2004, including our share of expense and funding obligations with respect to unconsolidated ventures are as follows:

Pension

	(In Millions)

		Minimum Funding
Year	Expense	Obligation

2001	$4.4	$.4
2002	7.2	1.1
2003	32.0	6.4
2004 (estimate)	22.9	4.3

      We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses.

      Further, our funding projections for our pension plans assume that the pension plan covering hourly employees at the Empire and Tilden mines remains a multiemployer pension plan. If that plan loses its multiemployer plan status, we estimate that our minimum funding obligations for that plan would increase by approximately $25.6 million through 2004.

      We calculate our total accumulated post-retirement benefit obligation (“APBO”) for our OPEB benefits under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The unfunded APBO obligation had a present value of $317.2 million at December 31, 2003. We have calculated the unfunded obligation based on a number of assumptions. Discount rate and return on plan asset assumptions parallel those utilized for pensions. We increased our assumed rate of annual increase in the cost of health care benefits to 10 percent in 2003 (from 7.50 percent in 2002) and assumed a 1 percent decrease per year for the following five years to 5 percent in 2008 and thereafter. We increased the assumed rate of annual increase in the cost of health care benefits again to 10 percent in 2004 and again assume a 1 percent decrease per year for the following five years, thereby delaying the decrease to 5 percent until 2009. We also contribute annually to trusts for certain mining ventures that are available to fund these liabilities, and we assume a 9 percent (decreasing to 8.50 percent for 2004 expense) rate of return on the assets held in these trusts. We expect to contribute approximately $3.7 million to these trusts in 2004, based on production at the Empire, Hibbing and Tilden mines in 2003. We also implemented a cap on the amounts that we would pay per retiree annually for existing and future U.S. salaried retirees. Based on these assumptions and plan provisions, our actual expenses and funding for these benefits for 2001, 2002 and 2003 and estimated expense and funding requirements for 2004, including our share of expense and funding obligations with respect to unconsolidated ventures are as follows:

OPEB

	(In Millions)

		Funding
Year	Expense	Obligation

2001	$15.8	$7.7
2002	21.5	16.8
2003	29.1	17.0
2004 (estimate)	27.4	21.3

      If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot assure that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit employees for whom there is no retiree health care cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.

      Additionally, our pension and post-retirement health and life insurance benefits obligations, expenses and funding costs would increase significantly if one or more of the mines in which we have invested is closed, or if one or more of our joint venturers at one or more mines is unable to perform its obligations. A mine closure would trigger accelerated pension and OPEB obligations, and the failure of a joint venturer to perform its obligations could shift additional pension and OPEB liabilities to us. Any of these events could significantly adversely affect our financial condition and results of operations.

We are a related person to certain companies that were operators and are required under the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Retiree Act”) to make premium payments to the United Mine Workers Association Combined Benefit Fund (the “Combined Fund”), and our obligations to the Combined Fund could increase if other coal mine operators file for bankruptcy protection or become insolvent.

      We are a related party to certain companies that were coal mine operators. As a result we are subject to the Coal Retiree Act and are obligated to make premium payments to the Combined Fund for health and death benefits paid by the Combined Fund to retired coal miners. At December 31, 2003, the net present value of our estimated liability to the Combined Fund was $7.0 million. We are assessed premiums for unassigned or “orphan” retirees on a pro rata basis with other coal mine operators and related parties. If other coal mine operators and related parties file for bankruptcy protection or become insolvent, our pro rata portion of the liability to the Combined Fund could increase, which could have an adverse effect on our results of operation and financial condition, sales, margins and profitability.

We cannot sell or transfer our ISG shares until June 2004, and we cannot predict the value of those shares if we sell them after that time.

      We currently own approximately 5.5 million shares of ISG’s common stock (5.0 million owned directly and .5 million through pension fund investments), which currently represents approximately 5.7 percent of the outstanding ISG shares. As of January 30, 2004, the trading price for the ISG common stock was $35.10 per share.

      In connection with ISG’s recent initial public offering, we and other significant ISG stockholders agreed not to sell or otherwise transfer our ISG shares before June 9, 2004. We cannot predict the trading price of the ISG shares following the expiration of the lock-up period. Further, our ability to sell our ISG shares may continue to be restricted following the expiration of the lock-up period by applicable federal securities laws. We cannot assure you that we will sell our ISG shares or that any sale of our ISG shares after the expiration of the lock-up period will result in a gain to us. If we do sell our ISG shares, we may sell only limited quantities of the shares.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

      The USWA represents all hourly employees at our Empire, Hibbing, Tilden and United Taconite mines, as well as the Wabush mine in Canada. The collective bargaining agreements for the employees at the Empire, Hibbing, Tilden and United Taconite mines will expire on August 1, 2004, and the collective bargaining agreements for the employees at the Wabush mine will expire on March 1, 2004. Hourly employees at the railroads we own that transport products among our facilities are represented by multiple unions with labor agreements that expire at various dates. If the collective bargaining agreements relating to the employees at our mines are not successfully renegotiated in a timely manner, we could face work stoppages or labor strikes.

      The workforce at our Northshore mine is currently not represented by a union. If our Northshore operations were to become unionized, we would incur an increased risk of work stoppages, reduced productivity and higher labor costs.

Our cost reduction efforts may not be successful.

      In an effort to improve our marginal sales profitability, we implemented a cost reduction strategy in 2003 designed to decrease annual costs by the end of 2004 by $35.0 million. We cannot assure you that our cost savings program will be successful. If we fail to successfully complete our cost reduction programs, our margins and profitability would be adversely affected.

Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.

      Operating expenses at our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical market rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward fixed price supply contracts for natural gas for use in our operations, those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.

Forward-Looking Statements

      This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	estimates of our economic iron ore reserves;

•	our business and growth strategies; and

•	our financing plans and forecasts.

      You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel, consolidation in the steel industry, cyclicality in the North American steel market and other factors, all of which could result in decreased demand for iron ore products;

•	use by North American steel makers of products other than domestic iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support rapid industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our term supply agreements with a limited number of customers;

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to several of our customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	restrictions on our sale of our ISG shares;

•	uncertainties relating to labor relations;

•	the success of our cost reduction efforts.

      You are urged to carefully consider these factors and the “— Risks Relating to the Company” above. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk.

      Information regarding our Market Risk is presented under the caption “Market Risk,” which is included in Item 7 and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data

Statement of Consolidated Operations

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31
	(In Millions, Except
	Per Share Amounts)

	2003	2002	2001

REVENUES
Product sales and services
Iron ore	$686.8	$510.8	$301.5
Freight and minority interest	138.3	75.6	17.8

Total product sales and services	825.1	586.4	319.3
Royalties and management fees	10.6	12.2	29.8
Interest income	10.6	4.8	3.8
Insurance recoveries		3.5	.4
Other income	11.4	10.2	9.8

Total Revenues	857.7	617.1	363.1
COSTS AND EXPENSES
Cost of goods sold and operating expenses	835.0	582.7	358.7
Administrative, selling and general expenses	25.1	23.8	15.2
Restructuring charge	8.7	.7	4.2
Provision for customer bankruptcy exposures	7.5		1.5
Interest expense	4.6	6.6	8.8
Impairment of mining assets	2.6	52.7
Other expenses	9.4	7.9	3.4

Total Costs and Expenses	892.9	674.4	391.8

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(35.2)	(57.3)	(28.7)
INCOME TAXES (CREDIT)	(.3)	9.1	(9.2)

LOSS FROM CONTINUING OPERATIONS	(34.9)	(66.4)	(19.5)
LOSS FROM DISCONTINUED OPERATION (Net of tax $6.9-2001)		(108.5)	(12.7)

LOSS BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(34.9)	(174.9)	(32.2)
EXTRAORDINARY GAIN (Net of: tax $.5; minority interest $1.2)	2.2
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (Net of tax $5.0-2001)		(13.4)	9.3

NET LOSS	$(32.7)	$(188.3)	$(22.9)

NET LOSS PER COMMON SHARE — BASIC
Continuing operations	$(3.40)	$(6.58)	$(1.93)
Discontinued operation		(10.72)	(1.26)
Extraordinary gain	.21
Cumulative effect of accounting changes		(1.32)	.92

NET LOSS	$(3.19)	$(18.62)	$(2.27)

NET LOSS PER COMMON SHARE — DILUTED
Continuing operations	$(3.40)	$(6.58)	$(1.93)
Discontinued operation		(10.72)	(1.26)
Extraordinary gain	.21
Cumulative effect of accounting changes		(1.32)	.92

NET LOSS	$(3.19)	$(18.62)	$(2.27)

AVERAGE NUMBER OF SHARES (In thousands)
Basic	10,256	10,117	10,073
Diluted	10,256	10,117	10,073

See notes to consolidated financial statements.

Statement of Consolidated Financial Position

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	December 31

	(In Millions)

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67.8	$61.8
Trade accounts receivable — net	9.5	14.1
Receivables from associated companies	5.9	9.0
Product inventories	116.4	111.2
Supplies and other inventories	86.4	73.2
Other	27.3	31.2

TOTAL CURRENT ASSETS	313.3	300.5
PROPERTIES
Plant and equipment	386.5	368.6
Minerals	21.3	22.2

	407.8	390.8
Allowances for depreciation and depletion	(137.3)	(111.9)

TOTAL PROPERTIES	270.5	278.9
OTHER ASSETS
Marketable securities	196.7	17.4
Long-term receivables	63.8	63.9
Deposits and miscellaneous	23.5	25.8
Intangible pension asset	15.6	31.7
Other investments	11.8	11.9

TOTAL OTHER ASSETS	311.4	150.7

TOTAL ASSETS	$895.2	$730.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$25.0	$20.0
Accounts payable	64.7	54.8
Accrued employment costs	61.4	60.1
Accrued expenses	18.0	17.6
Payables to associated companies	16.1	14.1
State and local taxes	12.6	13.2
Environmental and mine closure obligations	10.2	9.8
Other	17.9	15.2

TOTAL CURRENT LIABILITIES	225.9	204.8
LONG-TERM DEBT		35.0
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions, including minimum pension liability	135.2	151.3
Other post-retirement benefits	124.2	109.1

	259.4	260.4
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	86.6	84.7
DEFERRED INCOME TAXES	34.5
OTHER LIABILITIES	40.5	46.0

TOTAL LIABILITIES	646.9	630.9
MINORITY INTEREST	20.2	19.9
SHAREHOLDERS’ EQUITY
Preferred Stock — no par value Class A — 3,000,000 shares authorized and unissued Class B — 4,000,000 shares authorized and unissued Common Shares — par value $1 a share Authorized — 28,000,000 shares; Issued — 10,498,015 shares	16.8	16.8
Capital in excess of par value of shares	74.3	69.7
Retained income	255.7	288.4
Cost of 6,329,926 Common Shares in treasury (2002 — 6,643,730 shares)	(173.6)	(182.2)
Accumulated other comprehensive income (loss)	56.4	(110.7)
Unearned compensation	(1.5)	(2.7)

TOTAL SHAREHOLDERS’ EQUITY	228.1	79.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$895.2	$730.1

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31,
	(In Millions, Brackets
	Indicate Cash Decrease)

	2003	2002	2001

CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$(34.9)	$(66.4)	$(19.5)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization:
Consolidated	26.7	25.5	12.6
Share of associated companies	2.3	8.4	10.8
Pensions and other post-retirement benefits	42.1	10.8	12.1
Provision for customer bankruptcy exposures	7.5		1.5
Accretion of asset retirement obligation	3.6	1.8
Impairment of mining assets	2.6	52.7
Deferred income taxes	.5	13.9	(12.8)
Gain on sale of assets	(7.1)	(6.2)	(5.6)
Other	4.7	(12.5)	(9.8)

Total before changes in operating assets and liabilities	48.0	28.0	(10.7)
Changes in operating assets and liabilities:
Inventories and prepaid expenses	(12.0)	(15.2)	(13.1)
Receivables	(2.1)	21.6	37.4
Payables and accrued expenses	8.8	6.5	15.3

Total changes in operating assets and liabilities	(5.3)	12.9	39.6

Net cash from operating activities	42.7	40.9	28.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(20.1)	(8.6)	(3.2)
Share of associated companies	(1.5)	(2.0)	(4.0)
Purchase of EVTAC assets	(2.0)
Proceeds from sale of assets	8.9	8.2	11.0
Investment in steel companies equity and debt		(27.4)
Investment in power-related joint venture		(6.0)	(3.0)
Other			(.7)

Net cash (used by) from investing activities	(14.7)	(35.8)	.1
FINANCING ACTIVITIES
Repayment of long-term debt	(30.0)	(15.0)
Proceeds from stock options exercised	6.0
Contributions by minority shareholder	2.0	.3
Borrowings (repayments) under revolving credit facility		(100.0)	100.0
Proceeds from LTVSMC transaction			50.0
Dividends			(4.1)

Net cash (used by) from financing activities	(22.0)	(114.7)	145.9

CASH FROM (USED BY) CONTINUING OPERATIONS	6.0	(109.6)	174.9
CASH USED BY DISCONTINUED OPERATION		(12.4)	(21.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6.0	(122.0)	153.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	61.8	183.8	29.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$67.8	$61.8	$183.8

Taxes paid on income	$2.7	$.5	$6.2
Interest paid on debt obligations	$3.6	$6.7	$9.0

See notes to consolidated financial statements.

Statement of Consolidated Shareholders’ Equity

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)

		Capital In			Other
		Excess of		Common	Comprehensive
	Common	Par Value	Retained	Shares in	Income	Unearned
	Shares	of Shares	Income	Treasury	(Loss)	Compensation	Total

January 1, 2001	$16.8	$67.3	$503.7	$(183.8)	$	$(2.0)	$402.0
Comprehensive loss
Net loss			(22.9)				(22.9)
Other comprehensive loss
Minimum pension liability					(1.0)		(1.0)

Total comprehensive loss							(23.9)
Cash dividends — $.40 a share			(4.1)				(4.1)
Stock and other incentive plans		(.9)		.5		.8	.4
Other		(.2)					(.2)

December 31, 2001	16.8	66.2	476.7	(183.3)	(1.0)	(1.2)	374.2
Comprehensive loss
Net loss			(188.3)				(188.3)
Other comprehensive loss
Minimum pension liability					(109.7)		(109.7)

Total comprehensive loss							(298.0)
Stock and other incentive plans		3.5		1.1		(1.5)	3.1

December 31, 2002	16.8	69.7	288.4	(182.2)	(110.7)	(2.7)	79.3
Comprehensive income
Net loss			(32.7)				(32.7)
Other comprehensive income
Unrealized gain on securities					144.9		144.9
Minimum pension liability					22.2		22.2

Total comprehensive income							134.4
Stock options exercised		1.1		4.9			6.0
Stock and other incentive plans		3.5		3.7		1.2	8.4

December 31, 2003	$16.8	$74.3	$255.7	$(173.6)	$56.4	$(1.5)	$228.1

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

      Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (“Company”), including:

•	Tilden Mining Company L.C. (“Tilden”) in Michigan; consolidated since January 31, 2002, when the Company increased its ownership from 40 percent to 85 percent;

•	Empire Iron Mining Partnership (“Empire”) in Michigan; consolidated effective December 31, 2002, when the Company increased its ownership from 46.7 percent to 79 percent;

•	100 percent of Wabush Iron Co. Limited (“Wabush Iron”); consolidated since August 29, 2002 when Acme Steel Company rejected its interest in Wabush Iron; Wabush Iron owns 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada; and

•	United Taconite LLC (“United Taconite”) in Minnesota; consolidated since December 1, 2003, when the Company acquired a 70 percent ownership interest; (see Note 1 — Operations and Customers — United Taconite).

      Intercompany accounts are eliminated in consolidation. “Other Investments” includes Wabush Iron’s equity interest in certain Wabush Mines related entities, which the Company does not control. The Company’s equity interest in Hibbing Taconite Company (“Hibbing”), an unincorporated joint venture in Minnesota, which the Company does not control, was a net liability, and accordingly, was classified as “Payables to associated companies.” Cliffs and Associates Limited (“CAL”) results are included in “Discontinued Operation” in the Statement of Consolidated Operations. See Note 3 — Discontinued Operation.

      Revenue Recognition: Revenue is recognized on sales of products when title has transferred, and on services when performed. Revenue from product sales includes reimbursement for freight charges ($59.2 million — 2003; $38.7 million — 2002; $17.8 million — 2001) paid on behalf of customers and cost reimbursement of $79.1 million in 2003 and $36.9 million in 2002 from minority interest partners for their contractual share of mine costs. Royalties and management fees revenue from venture participants is recognized on production.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

      Inventories: Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost of iron ore inventories was $13.1 million and $6.5 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had approximately 2.3 million tons and 2.5 million tons, respectively, at the lower lakes to service customers. The Company maintains ownership until title has transferred, usually when payment is made. The Company tracks the movement of the inventory and has the right to verify the quantities on hand. Supplies and other inventories reflect the average cost method.

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

      Asset Impairment: The Company monitors conditions that may affect the carrying value of its long-lived and intangible assets when events and circumstances indicate that the carrying value of the assets may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than the carrying value of the asset, using an undiscounted probability-weighted analysis. If projected undiscounted cash flows are less than the carrying value of the asset, the asset is adjusted to its fair value. See Note 1 — Operations and Customers and Note 3 — Discontinued Operation.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

      Stock Compensation: Effective January 1, 2003, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years.

      As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. The adoption did not have a significant financial effect in 2003.

      The following illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period:

	Pro Forma
	(In Millions)

	2003	2002	2001

Net loss as reported	$(32.7)	$(188.3)	$(22.9)
Stock-based employee compensation:
Plus expense included in reported results	6.0	2.0	.1
Less fair value-based expense	(3.8)	(2.7)	(1.0)

Pro forma net loss	$(30.5)	$(189.0)	$(23.8)

Loss per share:
Basic-as reported	$(3.19)	$(18.62)	$(2.27)

Basic-pro forma	$(2.97)	$(18.69)	$(2.36)

Diluted-as reported	$(3.19)	$(18.62)	$(2.27)

Diluted-pro forma	$(2.97)	$(18.69)	$(2.36)

      The market value of restricted stock awards and performance shares is charged to expense over the vesting period.

      Research and Development Costs: Research and development costs, principally relating to the Mesabi Nugget project at the Northshore mine in Minnesota, are expensed as incurred. Mesabi Nugget project costs of $1.6 million, $1.9 million and $.1 million in 2003, 2002 and 2001, respectively, were included in “Other expenses.”

      Income Per Common Share: Basic income per common share is calculated on the average number of common shares outstanding during each period. Diluted income per common share is based on the average

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

number of common shares outstanding during each period, adjusted for the effect of outstanding stock options, restricted stock and performance shares.

      Reclassifications: Certain prior year amounts have been reclassified to conform to current year classifications.

      Accounting and Disclosure Changes: In December 2003, the FASB modified SFAS Statement No. 132 (originally issued in February 1998), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” to improve financial statement disclosures for defined benefit plans. The change replaces the existing SFAS disclosure requirements for pensions. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The guidance is effective for fiscal years ending after December 15, 2003. Accordingly, the Company’s December 31, 2003 footnote disclosure regarding its pension and other post-retirement benefits has been updated to conform to the requirements of SFAS No. 132R. See Note 8 — Retirement Related Benefits.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset, which may have previously been classified as equity. The Company adopted SFAS No. 150 effective June 30, 2003, as required. The adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

      In January 2003 (as revised December 2003), the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of FIN 46, which was previously required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003, has been deferred until years ending after December 31, 2003, except for those companies which previously issued financial statements implementing the provisions of FIN 46. The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements for a variable interest entity to be consolidated.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” when the liability is incurred and not as a result of an entity’s commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. In 2003, and in accordance with SFAS No. 146 provisions, the Company recorded a charge of $8.7 million relating to the Company’s staff reduction program. See Note 2 — Restructuring.

      Effective January 1, 2002, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

related asset. Upon settlement of the liability, a gain or loss is recorded. The cumulative effect of this accounting change related to prior years was a one-time non-cash charge to income of $13.4 million (net of $3.3 million recorded under the Company’s previous mine closure accrual method) recognized as of January 1, 2002. The net effect of the change was $1.9 million of additional expense in year 2002 results. The pro forma effect of this change, as if it had been made for 2001, would be to decrease net income by $.8 million. See Note 5 — Environmental and Mine Closure Obligations.

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

Note 1 — Operations and Customers

     United Taconite

      Effective December 1, 2003, United Taconite, a newly formed company owned 70 percent by a subsidiary of the Company and 30 percent by a subsidiary of Laiwu Steel Group Limited (“Laiwu”) of China, purchased the ore mining and pelletizing assets of Eveleth Mines LLC. Eveleth Mines had ceased mining operations in May 2003 after filing for chapter 11 bankruptcy protection on May 1, 2003. Under the terms of the purchase agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, the Company, after assigning appropriate values to assets acquired and liabilities assumed, was required to record an extraordinary gain of $2.2 million, net of $.5 million tax and $1.2 million minority interest. The mine began production in late-December 2003 and produced approximately 80,000 tons. When fully operational, the annual capacity will be 4.3 million tons. In conjunction with this transaction, the Company and its Wabush Mines venture partners entered into pellet sales and trade agreements with Laiwu to optimize shipping efficiency.

      During 2002, the Company increased its ownership in four iron ore mines and entered into significant term supply agreements with several integrated steel company customers.

     Empire Mine

      Effective December 31, 2002, the Company increased its ownership in Empire from 46.7 percent to 79 percent for assumption of mine liabilities. Under terms of the agreement, the Company has indemnified Ispat Inland Inc. (“Ispat Inland”), a subsidiary of Ispat International N.V., from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat Inland of $120.0 million,

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recorded at a present value, including interest, of $61.3 million at December 31, 2003 ($58.8 million at December 31, 2002) with $56.3 million classified as “Long-term receivable” and the balance current, over the 12-year life of the supply agreement. A subsidiary of Ispat Inland retained a 21 percent ownership in Empire, for which it has the unilateral right to put the interest to the Company in 2008. The Company is the sole supplier of pellets purchased by Ispat Inland for the term of the supply agreement.

      Prior to the foregoing agreement, Ispat Inland and the Company funded total fixed obligations of Empire in proportion to their 40 percent and 46.7 percent respective ownerships under an interim agreement after a subsidiary of LTV Corporation (“LTV”) discontinued meeting its 25 percent Empire ownership obligations in November 2001. LTV, which had filed for protection under chapter 11 of the U.S. Bankruptcy Code on December 29, 2000, rejected its Empire ownership in March 2002.

      As a result of increasing production costs at the Empire mine, revised economic mine planning studies were completed in the fourth quarter of 2002 and updated in the fourth quarter of 2003. Based on the outcome of these studies, the ore reserve estimates at Empire were reduced from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and 29 million tons at December 31, 2003. The Company concluded that the assets of Empire were impaired as of December 31, 2002, based on an undiscounted probability-weighted cash flow analysis. The Company recorded an impairment charge of $52.7 million to write-off the carrying value of the long-lived assets of Empire. In 2003, the Company recorded an additional impairment charge of $2.6 million for current year’s fixed asset additions. Studies are ongoing to identify the optimum production rate and consequently the mine life for Empire. An evaluation of satellite mineral resources has also been initiated for potential addition to Empire’s reserve base. The Company expects to continue to operate the Empire mine.

     Tilden Mine

      On January 31, 2002, the Company increased its ownership in Tilden from 40 percent to 85 percent with the acquisition of Algoma Steel Inc.’s (“Algoma”) interest in Tilden for assumption of mine liabilities associated with the interest. The acquisition increased the Company’s annual production capacity by 3.5 million tons. Concurrently, a term supply agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period.

     Hibbing Mine

      In July 2002, the Company acquired (effective retroactive to January 1, 2002) an 8 percent interest in Hibbing from Bethlehem Steel Corporation (“Bethlehem”) for the assumption of mine liabilities associated with the interest. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable of approximately $1.0 million, which has been reserved. In May 2003, International Steel Group Inc. (“ISG”) purchased the assets of Bethlehem, including Bethlehem’s 62.3 percent interest in Hibbing.

     Wabush Mines

      In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme Metals Incorporated, which had been under chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, the Company’s interest increased from 22.78 percent to 26.83 percent.

      Economic ore reserves at Wabush were reduced to 61 million tons at December 31, 2003 from 94 million tons at December 31, 2002. The decrease in ore reserves at Wabush reflected increased operating costs, the

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

impact of currency exchange rates, and a reduction in the maximum mining depth in one critical mining area due to assessment of dewatering capabilities based on a recently completed hydrologic evaluation.

     Effect of Mine Ownership Increases

      While none of the increases in mine ownerships during 2002 required cash payments or assumption of debt, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Additional consolidated obligations assumed totaled approximately $163 million at December 31, 2002, primarily related to employment and legacy obligations at Empire and Tilden mines, partially offset by non-capital long-term assets, principally the $58.8 million Ispat Inland long-term receivable. United Taconite’s acquisition of the Eveleth mine assets in Minnesota in December 2003 was for $3.0 million cash and assumption of certain liabilities, primarily mine closure-related environmental expenses.

     Customers

      Rouge, a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection on October 23, 2003, and has since reached agreement to sell substantially all of its assets to OAO Severstal, Russia’s second largest steel producer. Rouge continued to manufacture and ship steel products and provide uninterrupted service to its customers during the bankruptcy process.

      The Company sold 3.0 million tons of pellets to Rouge in 2003 and 1.4 million tons in 2002. At the time of Rouge’s filing, the Company had no trade receivable exposure to Rouge; however, the Company has a $10 million secured loan to Rouge with a final maturity in 2007. As of December 31, 2003, the loan had a balance of $11.5 million including accrued interest. Rouge failed to make an interest payment of $1.4 million on December 15, 2003. Management will continue to assess events as they occur pertaining to collectability of the loan and interest. The Company’s term supply agreement with Rouge provided that it would be the sole supplier of pellets to Rouge through 2012. See Note 15 — Subsequent Events.

      On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter. WCI purchased 1.5 million tons (.4 million tons since the filing date) in 2003 and 1.4 million tons of pellets in 2002. The Company’s term supply agreement with WCI expires at the end of 2004.

      On May 19, 2003, Weirton Steel Corporation (“Weirton”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton purchased 2.8 million tons, or 14 percent of total tons sold by the Company in 2003, and 2.9 million tons, or 20 percent of total tons sold in 2002. The Company has modified its term supply agreement with Weirton. Under the modified agreement which runs through 2005, the Company will provide the greater of 67 percent of Weirton’s annual requirements or 1.9 million tons.

      The Company is a 40.6 percent participant in a joint venture which acquired certain power-related assets from a subsidiary of Weirton in 2001, in a purchase-leaseback arrangement. The Company’s investment at December 31, 2003 of $10.4 million, included in “Other investments,” is accounted for utilizing the “equity method.” Subsequent to its filing, Weirton has continued to meet its obligations under the lease agreement which extends through 2012. In the second quarter of 2003, the Company recorded a provision of $2.6 million for Weirton bankruptcy exposures.

Note 2 — Restructuring

      In the third quarter 2003, the Company initiated a salaried employee reduction program that affected its corporate and central services staffs and various mining operations. The action resulted in a reduction of 136 staff employees at its corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at the Company’s U.S. operations (prior to the

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

acquisition of United Taconite). Accordingly, the Company recorded a restructuring charge of $8.7 million in 2003. The restructuring charge is principally related to severance, pension and healthcare benefits, with less than $1.6 million requiring cash funding in 2003. Included in the restructuring charge was an OPEB plan curtailment credit of $1.5 million.

Note 3 — Discontinued Operation

      In the fourth quarter of 2002, the Company exited the ferrous metallics business and abandoned its 82 percent investment in CAL, an HBI facility located in Trinidad and Tobago. For the year 2002, the Company reported a loss from discontinued operation of $108.5 million, consisting of $97.4 million ($95.7 million in the third quarter) of impairment charges, due to uncertainties concerning the HBI market, operating costs and volume, and startup timing, when the Company determined that its investment in CAL was impaired, and $11.1 million of idle expense compared to a $19.6 million pre-tax ($12.7 million after-tax) expense in 2001. CAL operated for a portion of the year 2001 and generated net sales of $11.1 million. No expense was recorded in 2003. The Company expects CAL to be liquidated, and accordingly, has reflected no on-going obligations of CAL.

Note 4 — Segment Reporting

      In 2003, the Company operated in one reportable segment offering iron products and services to the steel industry. The ferrous metallics segment, which included the Company’s CAL operations, was discontinued in 2002.

      Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)

	2003	2002	2001

Revenue(1)
United States	$654.0	$448.3	$328.7
Canada	162.5	145.5	14.1
Other Countries	19.2	4.8	6.3

Total from Continuing Operations	835.7	598.6	349.1
Discontinued Operation			11.1

	$835.7	$598.6	$360.2

Long-Lived Assets(2)
United States	$255.0	$266.0	$272.9
Canada	15.5	12.9	15.5

Total from Continuing Operations	270.5	278.9	288.4
Discontinued Operation			122.9

	$270.5	$278.9	$411.3

(1)	Revenue is attributed to countries based on the location of the customer and includes both “Product sales and services” and “Royalties and management fees” revenues.

(2)	Net properties include Company’s share of unconsolidated ventures.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Following is a summary of the Company’s significant customers measured as a percent of “Product sales and services” and “Royalties and management fees” revenues from continuing operations:

	Percent of Revenues

Customer	2003	2002	2001

ISG	27%	20%		%
Weirton	14	19	25
Algoma	14	16	5
Rouge	13	9	10
Ispat Inland	12	5	6
Stelco	6	8	2
WCI	5	7	10
AK Steel		7	14
LTV			11
Others	9	9	17

	100%	100%	100%

Note 5 — Environmental and Mine Closure Obligations

      At December 31, 2003, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $97.8 million, of which $10.2 million was classified as current. Payments in 2003 were $7.5 million (2002 — $8.3 million; 2001 — $5.6 million). Following is a summary of the obligations:

	(In Millions)

	2003	2002

Environmental	$15.5	$18.3
Mine Closure
LTV Steel Mining Company	37.1	41.1
Operating Mines	45.2	36.1

Total Mine Closure	82.3	77.2

Total Environmental and Mine Closure	$97.8	$95.5

     Environmental

      Included in the obligation are environmental liabilities of $15.5 million. The Company’s obligations for known environmental remediation exposures at active and closed mining operations, and other sites have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Rio Tinto mine site in Nevada, where significant site cleanup activities have taken place, and the Kipling, Deer Lake and Pellestar sites in Michigan.

      In September 2002, the Company received a draft of a proposed Administrative Order on Consent (“Consent Order”) from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, a Consent Order was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.9 million in the third and fourth quarter 2003. The Company will likely be required to expend additional amounts of approximately $2 million, for the completion of the removal action, which expenditures were previously provided for in the Company’s environmental reserve.

     Mine Closure

      The mine closure obligation of $82.3 million represents the accrued obligation at December 31, 2003 for the closed operation formerly known as the LTV Steel Mining Company (“LTVSMC”), $37.1 million, and for the Company’s six operating mines. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company and Minnesota Power, a business of Allete, Inc., acquired LTV’s assets of LTVSMC in Minnesota for $25 million (Company’s share $12.5 million). As a result of this transaction, the Company received a payment of $62.5 million from Minnesota Power and assumed environmental and certain facility closure obligations of $50.0 million, which at December 31, 2003 have declined to $37.1 million reflecting activity to date.

      The accrued closure obligation for the Company’s active mining operations of $45.2 million reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent. The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment will be recognized over the estimated mine lives for each location. Upon adoption on January 1, 2002, the Company’s share of the obligation, including its unconsolidated ventures, was a present value liability, $17.1 million, a net increase to plant and equipment, $.4 million, and net cumulative effect charge, $13.4 million. The net cumulative effect charge reflected the offset of $3.3 million of accruals made under the Company’s previous mine closure accrual method.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The following summarizes the Company’s asset retirement obligation liability at December 31:

	(In Millions)

	2003	2002

Asset Retirement Obligation at Beginning of Year	$36.1	$
Liabilities Incurred			17.1
Accretion Expense	3.6		1.8
Additional Ownership	2.4		16.9
Minority Interest	1.0		.3
Revision in Estimated Cash Flows	2.1

Asset Retirement Obligation at End of Year	$45.2		$36.1

The pro forma effect, as if it had been made for 2001 would have been a charge of $.8 million or $.08 per share.

Note 6 — Debt

      In 2003, the Company amended its senior unsecured note agreement, which carried an interest rate of 9.5 percent, at December 31, 2003 to provide modifications to its financial covenants adjusting the required minimum levels of EBITDA and fixed charge ratios. The Company was in compliance with the amended covenants at December 31, 2003, the most restrictive of which is a minimum EBITDA requirement. The Company made principal payments of $5.0 million on June 30, 2003 and $25.0 million on December 15, 2003 reducing the outstanding balance at December 31, 2003 to $25.0 million. Additionally, an amendment allowed the Company to repay the debt prior to its December 15, 2004 maturity date without penalty. In early 2004, the Company will repay the remaining $25.0 million principal balance. In June 2003, the Company cancelled a 364-day unsecured revolving credit facility in the amount of $20.0 million. In October 2002, the Company repaid $100 million outstanding on its previous revolving credit facility and terminated the agreement.

Note 7 — Lease Obligations

      The Company and its unconsolidated ventures lease certain mining, production, and other equipment under operating leases. The Company’s operating lease expense, including its share of unconsolidated ventures, was $24.6 million in 2003, $25.3 million in 2002 and $13.1 million in 2001.

      Assets acquired under capital leases by the Company, including its share of unconsolidated ventures, were $15.0 million and $22.4 million, respectively, at December 31, 2003 and 2002. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $8.4 million and $8.8 million at December 31, 2003 and 2002, respectively.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Future minimum payments under capital leases and noncancellable operating leases, at December 31, 2003 were:

	(In Millions)

	Company’s Share		Total

Year Ending	Capital	Operating	Capital	Operating
December 31,	Leases	Leases	Leases	Leases

2004	$3.3	$21.6	$5.6	$35.8
2005	2.1	15.4	3.2	24.8
2006	2.0	10.4	2.7	16.7
2007	2.8	6.6	3.1	9.3
2008	.6	5.2	.6	5.8
2009 and thereafter	.6	4.5	.6	4.5

Total minimum lease payments	11.4	$63.7	15.8	$96.9

Amounts representing interest	1.9		2.2

Present value of net minimum lease payments	$9.5		$13.6

      The Company’s share of total minimum lease payments, $75.1 million, is comprised of the Company’s consolidated obligation of $66.4 million and the Company’s ownership share of unconsolidated ventures’ obligations of $8.7 million, principally related to Hibbing.

Note 8 — Retirement Related Benefits

      The Company and its unconsolidated ventures offer defined benefit pension plans, defined contribution pension plans and other post-retirement benefit plans, primarily consisting of retiree healthcare benefits, as part of a total compensation and benefits program.

      The defined benefit pension plans are largely noncontributory, and except for U.S. salaried employees, benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula. Effective July 1, 2003, the pension benefits for certain U.S. salaried employees were frozen under the prior benefit formula and a cash balance pension formula was implemented for service after June 30, 2003. The cash balance formula provides benefits based on employees’ years of service and average earnings.

      In addition, the Company and its unconsolidated ventures currently provide various levels of retirement health care and life insurance benefits (“Other Benefits”) to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. Effective July 1, 2003, the Company imposed an annual limit on its cost for medical coverage under the U.S. salaried plans, except for the plans covering participants at the Northshore and Lake Superior and Ishpeming (“LS&I”) Railroad Company operations. A similar type of limit was previously implemented at Northshore. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the limits adjusted based on the retiree’s age at which benefits commence. The covered participant pays an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. Currently, the average cost for coverage prior to age 65 and after age 65 are below the respective limits of $7,000 and $3,000. The Company does not provide Other Benefits for most U.S. salaried employees hired after January 1,

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

1993. Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid.

      During 2003, the Company terminated certain U.S. salaried employees. Enhanced benefits were provided to most of these employees under the defined benefit pension and post-retirement benefit plans. Such employees who were within 3 years (4 years for employees at LS&I) of meeting retirement eligibility under the plans were granted an additional 3 years (4 years for employees at LS&I) of age and service for purposes of satisfying such eligibility requirements. In addition, such employees covered under the Pension Plan for Employees of Cleveland-Cliffs Inc and Its Associated Employers were granted a special credit under their cash balance account, generally equal to 2 weeks of base pay per year of service up to 52 weeks of such pay, increased by 11 percent to reflect certain tax liabilities.

      The following table summarizes the annual costs for the plans.

	(In Millions)

	2003	2002	2001

Defined benefit pension plans	$32.0	$7.2	$4.4
Defined contribution pension plans	1.9	1.9	2.2
Other post-retirement benefits	29.1	21.5	15.8

Total	$63.0	$30.6	$22.4

      The following one-time loss (gain) recognized in 2003 due to the special termination benefits and curtailment under the plans associated with the involuntary terminations in the U.S. during 2003 are included in the annual costs shown above.

	(In Millions)

	Special
	Termination	Curtailment
	Benefits	(Gain)/Loss	Total

Defined benefit pension plans	$7.1	$	$7.1
Other post-retirement benefits	1.5	(1.5)

Total	$8.6	$(1.5)	$7.1

      The reductions in 2003 projected benefit obligations (“PBO”), accumulated post-retirement benefit obligations (“APBO”), and annual costs as a result of the changes made to the plans for certain U.S. salaried employees, effective July 1, 2003 are:

(In Millions)

Reduction in Annual Cost
Defined benefit pension plans	$3.8
Other post-retirement benefits	3.4

Total	$7.2

Reduction in PBO or APBO
Defined benefit pension plans (PBO)	$20.7
Other post-retirement benefits (APBO)	23.4

Total	$44.1

      The Company utilized December 31 as its measurement date for determining pension and other benefits obligations and assets.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The following tables and information provide additional disclosures for the Company’s plans, including its proportionate share of plans of its unconsolidated ventures.

     Obligations and Funded Status

	(In Millions)

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in Benefit Obligations
Benefit obligations — beginning of year	$613.3	$319.1	$322.8	$175.7
Service cost (excluding expenses)	11.6	8.4	4.4	3.4
Interest cost	39.0	31.3	21.6	15.0
Effect of change in mine ownership share		249.1		128.5
Plan amendments	(20.7)	.3	(23.4)	(13.9)
Actuarial loss	37.8	35.0	65.4	28.2
Benefits paid	(45.5)	(30.4)	(17.0)	(14.1)
Effect of curtailment			(1.5)
Effect of special termination benefits	7.1	.5	1.5

Benefit obligations — end of year	$642.6	$613.3	$373.8	$322.8

Change in Plan Assets
Fair value of plan assets — beginning of year	$424.3	$317.9	$48.7	$23.2
Actual return on plan assets	86.3	(27.2)	7.9	(4.0)
Employer contributions	6.4	1.1	3.4	2.7
Benefits paid	(45.5)	(30.4)
Asset transfers/refund	(.1)		(3.4)
Effect of change in mine ownership share		162.9		26.8

Fair value of plan assets — end of year	$471.4	$424.3	$56.6	$48.7

Funded Status at December 31
Fair value of plan assets	$471.4	$424.3	$56.6	$48.7
Benefit obligations	642.6	613.3	373.8	322.8

Funded status (plan assets less benefit obligations)	(171.2)	(189.0)	(317.2)	(274.1)
Amounts not recognized:
Unrecognized net loss	175.4	200.4	193.4	145.3
Unrecognized prior service cost (benefit)	11.6	33.4	(29.6)	(10.7)
Unrecognized net obligation (asset) at date of adoption	(10.2)	(14.0)

Net amount recognized	$5.6	$30.8	$(153.4)	$(139.5)

Net prepaid benefit cost (liability)	$(140.9)	$(155.0)
Intangible asset	15.6	33.1
Accumulated other comprehensive income	89.1	111.3
Effect of change in mine ownership & minority interest	41.8	41.4

Net amount recognized	$5.6	$30.8

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

     Additional Information on Pension Benefit Obligations as of December 31, 2003

	(In Millions)

					Canadian Pension
	U.S. Pension Plans				Plans

	Salaried	Hourly	Mining	LS&I	Salaried	Hourly	Total

Projected benefit obligation	$204.3	$355.1	$38.5	$6.0	$16.1	$22.6	$642.6
Accumulated benefit obligation (ABO)	194.6	340.7	34.1	5.7	11.7	22.6	609.4
Fair value of plan assets	179.4	223.9	28.4	3.8	17.1	18.8	471.4

Unfunded ABO	15.2	116.8	5.7	1.9		3.8	143.4
Net amount recognized	21.7	(18.4)	.4	(.4)	2.5	(.2)	5.6

Additional minimum liability	36.9	98.4	6.1	1.5		3.6	146.5
Intangible asset		14.3				1.3	15.6
Effect of change in mine ownership & minority interest	12.7	28.9	.1			.1	41.8

Accumulated other comprehensive income	$24.2	$55.2	$6.0	$1.5		$2.2	$89.1

      The Company’s net pension liability of $140.9 million at December 31, 2003 is primarily recorded as $133.9 million of $135.2 million in “Pensions, including minimum pension liability” and $5.3 million of accrued employment costs, with minor amounts reflected as equity investments.

      The $153.4 million liability for Other Benefits at December 31, 2003 is recorded as $124.2 million of long-term “Other post-retirement benefits,” and $22.3 million of “Accrued employment costs,” with the remainder reflected in equity investments.

      The accumulated benefit obligation for all defined benefit pension plans was $609.4 million and $613.3 million at December 31, 2003 and 2002, respectively.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $626.5 million, $597.7 million, and $454.3 million, respectively, as of December 31, 2003, and $600.5 million, $567.7 million, and $411.0 million, respectively, as of December 31, 2002.

     Components of Net Periodic Benefit Cost

	(In Millions)

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Service cost	$11.6	$8.4	$4.4	$3.4
Interest cost	39.0	31.3	22.0	15.0
Expected return on plan assets	(36.2)	(35.0)	(4.3)	(3.0)
Amortizations, curtailment and special termination benefits	17.6	2.5	7.0	6.1

Net periodic benefit cost	$32.0	$7.2	$29.1	$21.5

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

     Additional Information

	(In Millions)

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Effect of change in mine ownership & minority interest	$41.8	$41.4	N/A	N/A
Minimum liability included in other comprehensive income	89.1	111.3	N/A	N/A
Actual return (loss) on plan assets	86.3	(27.2)	$7.9	$(4.0)

     Assumptions

      Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension
	Benefits		Other Benefits

	2003	2002	2003	2002

U.S.
Discount rate	6.25%	6.90%	6.25%	6.90%
Rate of compensation increase	4.19	4.19	N/A	N/A
Canada
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00	4.00	N/A	N/A

      Weighted-average assumptions used to determine net benefit cost for years ended December 31:

	Pension
	Benefits		Other Benefits

	2003	2002	2003	2002

U.S.
Discount rate	6.90%	7.50%	6.90%	7.50%
Expected return on plan assets	9.00	9.00	8.35	8.64
Rate of compensation increase	4.19	4.25	4.19	4.25
Canada
Discount rate	6.00%	6.75%	6.00%	6.75%
Expected return on plan assets	8.00	8.00	6.00	6.50
Rate of compensation increase	4.00	4.00

     Assumed Health Care Cost Trend Rates at December 31:

	2003	2002

U.S.
Health care cost trend rate assumed for next year	10.0%	10.0%
Ultimate health care cost trend rate	5.0	5.0
Year that the ultimate rate is reached	2009	2008
Canada
Health care cost trend rate assumed for next year	10.0%	7.5%
Ultimate health care cost trend rate	5.0	5.0
Year that the ultimate rate is reached	2009	2008

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	(In Millions)

	Increase	Decrease

Effect on total of service and interest cost	$3.4	$(2.8)
Effect on post-retirement benefit obligation	37.5	(30.9)

     Plan Assets

     Pension

      The pension plans asset allocation at December 31, 2003, and 2002, and target allocation for 2004 are as follows:

		Percentage of
		Plan Assets at
		December 31
	2004 Target
Asset Category	Allocation	2003	2002

Equity securities	62.5%	72.0%	67.7%
Debt securities	30.0	20.0	31.9
Real estate	7.5	8.0	.4

Total	100.0%	100.0%	100.0%

	(In Millions)

	Assets at
	December 31

Asset Category	2003	2002

Equity securities	$339.4	$287.4
Debt securities	94.3	135.2
Real estate	37.7	1.7

Total	$471.4	$424.3

      The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses of approximately .45 percentage points in each year.

     VEBA & CLIR Contracts

      Assets for other benefits include deposits relating to insurance contracts and Voluntary Employee Benefit Association (“VEBA”) Trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The other benefit plan asset allocation at December 31, 2002, and 2003, and target allocation for 2004 are as follows:

		Percentage of
		Plan Assets at
		December 31
	2004 Target
Asset Category	Allocation	2003	2002

Equity securities	65.0%	67.1%	52.6%
Debt securities	35.0	32.9	47.4

Total	100.0%	100.0%	100.0%

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Assets at
	December 31

	(In Millions)

Asset Category	2003	2002

Equity securities	$38.0	$25.6
Debt securities	18.6	23.1

Total	$56.6	$48.7

      The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses of approximately .17 percentage points in each year.

     Participant and Company Contributions

	(In Millions)

			Other Benefits

Company Contributions	Pension Benefits		VEBA	Direct Payments	Total

2002	$1.1		$2.7	$14.1	$16.8
2003	6.4		3.4	13.6	17.0
2004 (expected)	4.3	*	3.7	17.6	21.3

*	The Company is currently considering various options for the amount to be contributed to the pension plans during 2004. The amount reflected represents minimum funding requirements.

      Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund additional shutdown and early retirement obligations that are not included in the pension obligations.

      All of the $3.7 million expected to be contributed to the other post-retirement benefit plans during 2004 is based on production and is expected to be in the form of cash. The plans are not subject to any minimum regulatory funding requirements.

      Contributions by participants to the other benefit plans were $2.5 million and $1.7 million for the years ending December 31, 2003 and 2002, respectively.

     Estimated Cost for 2004

      For 2004, the Company, including its share of the plans of its unconsolidated ventures, estimates net periodic benefit cost for the U.S. and Canadian plans as follows:

(In Millions)

Defined benefit pension plans	$22.9
Defined contribution plans	1.8
Other post-retirement benefits	27.4

Total	$52.1

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted into law. The Act provides a prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide certain benefits. As provided by FASB Staff Position, No. FAS 106-1, the Company has elected to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. As a result, the 2004 estimates relating to “other post-retirement benefits” do not include any measures of the impact on the accumulated post-retirement benefit obligation or net periodic costs. When issued, the authoritative guidance on the accounting for the federal subsidy could change the above estimates provided.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

     Other Potential Benefit Obligations

      While the foregoing reflects the Company’s obligation, including its proportionate share of unconsolidated ventures, total Company exposure in the event of non-performance of other venturers (at Hibbing and Wabush) is potentially greater. Following is a summary comparison of the total obligation including other venturers’ proportionate shares versus the Company’s share:

	December 31, 2003

	(In Millions)

	Company’s Share		Total

	Defined		Defined
	Benefit	Other	Benefit	Other
	Pensions	Benefits	Pensions	Benefits

Fair value of plan assets	$471.4	$56.6	$640.5	$72.6
Benefit obligation	642.6	373.8	842.9	452.4

Underfunded status of plan	$(171.2)	$(317.2)	$(202.4)	$(379.8)

Additional shutdown and early retirement benefits	$133.0	$65.6	$183.8	$94.3

Note 9 — Income Taxes

      Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	(In Millions)

	2003	2002

Deferred tax assets:
Pensions, including minimum pension liability	$36.3		$41.9
Loss carryforwards	23.5		22.7
Post-retirement benefits other than pensions	23.3		22.5
Alternative minimum tax credit carryforwards	11.5		11.8
Asset retirement obligation	7.0		4.7
Product inventories	4.5		6.5
Investment in ventures	3.3
Other liabilities	30.7		27.3

Total deferred tax assets before valuation allowance	140.1		137.4
Deferred tax asset valuation allowance	122.7		120.6

Net deferred tax assets	17.4		16.8
Deferred tax liabilities:
ISG marked-to-market	34.5
Properties	17.4		10.0
CAL properties			4.6
Investment in ventures			2.2

Total deferred tax liabilities	51.9		16.8

Net deferred tax liabilities	$(34.5)	$

      The deferred amounts are classified on the balance sheet as current or long-term in accordance with the asset or liability to which they relate.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      During 2002, the Company recorded a minimum pension obligation pursuant to SFAS No. 87 and asset retirement obligations pursuant to its adoption of SFAS No. 143. The Company also recorded impairment of its investments in CAL and Empire. The recording of these items caused the Company’s net deferred tax asset position to increase to a level that required a deferred tax valuation allowance. A valuation allowance reduces the Company’s deferred tax asset in recognition of uncertainty regarding full realization. A portion of the 2002 charge to establish the Company’s valuation allowance, $82.2 million, was recorded through the tax provision in the statement of operations. The balance, $38.4 million, was recorded directly to shareholders’ equity for the valuation allowance related to the future tax benefit on the other comprehensive loss from the minimum pension obligation.

      During 2003, the Company was able to reduce the minimum pension obligation it had recorded in 2002 pursuant to SFAS No. 87. Further, the Company has continued to maintain a valuation allowance to reduce its deferred tax asset in recognition of uncertainty regarding full realization. Due to these developments and the Company’s 2003 results, its deferred tax asset valuation allowance increased to $122.7 million from $120.6 million. This $2.1 million increase is the result of a charge of $.8 million recorded through the tax provision in the statement of operations, a $9.0 million increase recorded directly to the balance sheet to adjust the 2002 Wabush Iron acquisition accounting, and a benefit of $7.7 million recorded directly to shareholders’ equity. This credit relates to the decline in the future tax benefit on the other comprehensive income realized by the reduction to the minimum pension obligation.

      During 2003, the Company recorded a net of tax marked-to-market adjustment in shareholders’ equity with respect to its investment in ISG, a net of tax extraordinary gain related to its participation in United Taconite, and a net of tax charge in shareholders’ equity associated with the exercise of stock options. A charge of $34.5 million was recorded to reflect the tax impact of these items as realized and was allocated among each component. Further, the $34.5 million charge reflects the net liability that would occur after utilization of $29.1 million of deferred tax assets, and corresponding valuation allowance, noted above.

      In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its net deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made. At December 31, 2003, deferred tax assets before valuation allowance include net operating loss carryforwards of $67 million that begin to expire in 2022.

      The components and allocation of the Company’s income taxes are as follows:

	(In Millions)

	2003	2002	2001

Income taxes from continuing operations:
Current	$(.8)	$(4.8)	$(3.5)
Deferred	.5	13.9	(12.8)

	(.3)	9.1	(16.3)
Cumulative effect of accounting change			5.0

Income tax expense (credit)	(.3)	9.1	(11.3)
Other comprehensive loss			(.6)

Total	$(.3)	$9.1	$(11.9)

      The Company’s current credit provision is the net result of refund claims filed for recovery of U.S. federal income taxes paid in prior years, $1.4 million, and expense of $.6 million for foreign and state taxes. The Company’s deferred provision reflects adjustments to prior tax periods.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Reconciliation of the Company’s income tax attributable to continuing operations computed at the United States federal statutory rate is as follows:

	(In Millions)

	2003	2002	2001

Tax at statutory rate of 35 percent	$(11.6)	$(62.7)	$(12.0)
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(2.3)	(7.7)	(2.6)
Non-deductible expense	.6		1.7
Effect of state and foreign taxes	.6	.2	.5
Prior years’ tax adjustments	12.7	(3.6)	.1
Valuation allowance	.8	82.2
Other items — net	(1.1)	.7	1.0

Income tax expense (credit)	$(.3)	$9.1	$(11.3)

Note 10 — Fair Value of Financial Instruments

      The carrying amount and fair value of the Company’s financial instruments at December 31, 2003 and 2002 were as follows:

	(In Millions)

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$67.8	$67.8	$61.8	$61.8
ISG Common Stock	196.7	196.7	17.4	17.4
Long-term receivable*	61.3	61.3	58.8	58.8
Long-term note receivable*	10.0	10.0	10.0	10.0
Long-term debt*	25.0	25.0	55.0	55.0

*	Includes current portion

      The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of instruments included in this category.

      In 2002, the Company invested $17.4 million in ISG common stock, which at the time represented approximately 7 percent of ISG’s equity. In December 2003, after ISG completed an initial public offering for its common stock, the Company’s investment increased to $196.7 million based on the December 31, 2003 closing price. The investment, which has trading restrictions through June 8, 2004, has been treated as an “available-for-sale” security and accordingly the $179.3 million ($144.9 million after-tax) increase in value has been recorded in “Other comprehensive income.” Prior to the public offering, the investment was accounted for by the “cost method.”

      The fair value of the long-term receivable from Ispat Inland of $61.3 million and $58.8 million at December 31, 2003 and December 31, 2002, respectively, is based on the discount rate utilized by the Company, which represents an approximate credit adjusted rate for unsecured obligations. The fair value of the long-term note receivable from Rouge of $10.0 million is based on the estimated credit adjusted rate for a secured loan.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The fair value of the Company’s long-term debt was determined based on a discounted cash flow analysis and estimated current borrowing rates.

      At December 31, 2003 and 2002, the Company’s U.S. mining ventures had in place forward contracts for the purchase of natural gas in the notional amount of $22.5 million (Company share — $18.1 million) and $4.6 million (Company share — $3.7 million), respectively. The unrecognized fair value gain on the contracts at December 31, 2003, which mature at various times through October 2004 was estimated to be $4.2 million (Company share — $3.4 million) based on December 31, 2003 forward rates.

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

      The 1996 Nonemployee Directors’ Compensation Plan, as amended in 2001, authorizes the Company to issue up to 100,000 Common Shares to nonemployee Directors. The Plan was amended effective in 1999 to provide for the grant of 2,000 Restricted Shares to nonemployee Directors first elected on or after January 1, 1999, and also provides that nonemployee Directors must take at least 40 percent of their annual retainer in Common Shares. The Restricted Shares vest five years from the date of award.

      The Company recorded expense of $6.0 million in 2003, $2.0 million in 2002, and $.1 million in 2001 relating to other stock-based compensation, primarily the Performance Share program.

      SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value method for valuing stock options had been applied. The Company’s pro forma information follows:

	2003	2002	2001

Net loss (millions)	$(30.5)	$(189.0)	$(23.8)
Loss per share:
Basic	$(2.97)	$(18.69)	$(2.36)
Diluted	$(2.97)	$(18.69)	$(2.36)

      The fair value of these options was estimated at the date of grant for 2002 and 2001 (no options were issued in 2003) using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001

Risk-free interest rate	4.51%	4.95%
Dividend yield	3.40%	3.88%
Volatility factor — market price of Company’s common shares	.339	.277
Expected life of options — years	4.31	4.81
Weighted-average fair value of options granted during the year	$7.20	$3.77

      Compensation costs included in the pro forma information reflect fair values associated with options granted after January 1, 1995. Pro forma information may not be indicative of future pro forma information applicable to future outstanding awards.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Stock option, restricted stock award, deferred stock allocation, and performance share activities under the Company’s Incentive Equity Plans, and the Nonemployee Directors’ Compensation Plan are summarized as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options:
Options outstanding at beginning of year	813,728	$47.94	810,029	$48.24	872,697	$48.81
Granted during the year			25,000	28.80	25,000	17.88
Exercised	(180,532)	33.38
Cancelled or expired	(154,730)	49.85	(21,301)	37.01	(87,668)	45.25

Options outstanding at end of year	478,466	52.81	813,728	47.94	810,029	48.24
Options exercisable at end of year	478,466	52.81	430,135	40.84	369,591	41.91
Restricted awards:
Awarded and restricted at beginning of year	64,757		66,588		89,414
Awarded during the year	25,685		4,106		9,821
Vested	(42,385)				(30,350)
Cancelled	(4,000)		(5,937)		(2,297)

Awarded and restricted at end of year	44,057		64,757		66,588
Performance shares:
Allocated at beginning of year	352,218		278,200		212,450
Allocated during the year	157,105		160,900		126,600
Issued	(43,246)				(17,788)
Forfeited/cancelled	(81,471)		(86,882)		(43,062)

Allocated at end of year	384,606		352,218		278,200
Directors’ retainer and voluntary shares:
Awarded at beginning of year	7,812		10,471		9,394
Awarded during the year	9,342		7,811		10,867
Issued	(7,812)		(10,470)		(9,790)

Awarded at end of year	9,342		7,812		10,471
Reserved for future grants or awards at end of year:
Employee plans	269,311		211,900		289,619
Directors’ plans	28,992		38,334		50,145

Total	298,303		250,234		339,764

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Exercise prices for stock options outstanding as of December 31, 2003 ranged from $28.80 to $75.80, summarized as follows:

	Outstanding and Exercisable

		Weighted
	Number of	Average	Weighted
	Shares	Remaining	Average
	Underlying	Contractual	Exercise
Range of Exercise Prices	Options	Life	Price

$20 – $30	44,366	7.3	$29.13
$30 – $40	5,000	.9	37.63
$40 – $50	195,100	3.8	43.99
Over $50	234,000	5.0	64.97

	478,466	4.7	$52.81

Note 12 — Other Comprehensive Income

      Components of Other Comprehensive Income (Loss) and related tax effects allocated to each are shown below:

	(In Millions)

	Pre-tax	Tax	After-tax
	Amount	Benefit	Amount

Year Ended December 31, 2001
Minimum pension liability	$(1.6)	$.6	$(1.0)

Year Ended December 31, 2002
Minimum pension liability	$(111.3)	$.6	$(110.7)

Year Ended December 31, 2003
Minimum pension liability	$(89.1)	$.6	$(88.5)
Unrealized gain on securities	179.3	(34.4)	144.9

	$90.2	$(33.8)	$56.4

      Other Comprehensive Income (Loss) balances are as follows:

	(In Millions)

			Accumulated
	Minimum	Unrealized	Other
	Pension	Gain on	Comprehensive
	Liability	Securities	Gain(Loss)

Balance December 31, 2000	$	$	$
Change during 2001	(1.0)		(1.0)

Balance December 31, 2001	(1.0)		(1.0)
Change during 2002	(109.7)		(109.7)

Balance December 31, 2002	(110.7)		(110.7)
Change during 2003	22.2	144.9	167.1

Balance December 31, 2003	$(88.5)	$144.9	$56.4

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Shareholders’ Equity

      Under the Company’s share purchase rights plan, a right is attached to each of the Company’s Common Shares outstanding or subsequently issued, which entitles the holder to buy from the Company one-hundredth of one (.01) Common Share at an exercise price per whole share of $160. The rights expire on September 19, 2007 and are not exercisable until the occurrence of certain triggering events, which include the acquisition of, or tender or exchange offer for, 20 percent or more of the Company’s Common Shares. There are approximately 168,000 Common Shares reserved for these rights. The Company is entitled to redeem the rights at one cent per right upon the occurrence of certain events.

Note 14 — Contingencies

      The Company and its ventures are periodically involved in litigation incidental to their operations. Management believes that any pending litigation will not result in a material liability in relation to the Company’s consolidated financial statements.

Note 15 — Subsequent Events (Unaudited)

Issuance of Preferred Stock

      In January 2004, the Company completed a private offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par, issued at $1,000 per share. The preferred stock will pay cash dividends at a rate of 3.25 percent per annum and is convertible into the Company’s common shares at a rate of 16.1290 common shares per share of preferred stock, which is equivalent to an initial conversion price of $62.00 per share, subject to adjustment in certain circumstances. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 2.8 million common treasury shares for possible future issuance for the conversion of the preferred shares. The shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act. The Company expects the net proceeds after offering expenses to be approximately $166 million. A portion of the proceeds was utilized to repay the remaining $25.0 million of the Company’s senior unsecured notes early in 2004; the Company has used approximately $23 million to fund its underfunded pension salaried plan and intends to use some additional amounts for other pension funding obligations in 2004.

Rouge

      On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc., a U.S. affiliate of OAO Severstal. The Company’s term supply agreement with Rouge was assumed by Severstal with minor modifications.

Stelco

      On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled 100,000 tons in 2003 and 255,000 tons in 2002. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which are not believed to have filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures.

Quarterly Results of Operations (Unaudited)

(In Millions, Except Per Share Amounts)

	2003

	Quarters

	First	Second	Third	Fourth	Year

Total revenues	$161.5	$213.7	$234.2	$248.3	$857.7
Gross profit (loss)*	2.4	(15.6)	10.4	.9	(1.9)
Income (loss) from continuing operations	2.2	(21.2)	(4.8)	(11.1)	(34.9)
Extraordinary gain, net of $.5 tax				2.2	2.2

Net income (loss)	$2.2	$(21.2)	$(4.8)	$(8.9)	$(32.7)

Net income (loss) per share
Basic/diluted	$.21	$(2.07)	$(.47)	$(.86)	$(3.19)

Average number of shares
Basic/diluted	10.2	10.2	10.2	10.3	10.3

*	From continuing operations (including $2.6 million charge for impairment of mining assets in the fourth quarter from gross profit).

      Second quarter results included $11.1 million of pre-tax fixed costs related to production curtailments and $2.6 million for customer bankruptcy exposure. Third quarter results included restructuring charges of $6.2 million and $4.9 million of bankruptcy exposure. Fourth quarter results included an impairment charge of $2.6 million and restructuring charges of $2.5 million.

	2002

	Quarters

	First	Second	Third	Fourth	Year

Total revenues	$60.7	$159.4	$207.7	$189.3	$617.1
Gross profit (loss)*	(12.8)	2.9	8.9	(35.8)	(36.8)
Income (loss) from continuing operations	(8.9)	2.0	6.1	(65.6)	(66.4)
Discontinued operation	(2.6)	(1.9)	(98.8)	(5.2)	(108.5)
Cumulative effect of accounting change	(13.4)				(13.4)

Net income (loss)	$(24.9)	$.1	$(92.7)	$(70.8)	$(188.3)

Net income (loss) per share
Basic/diluted	$(2.44)	$.01	$(9.18)	$(7.01)	$(18.62)

Average number of shares
Basic/diluted	10.2	10.2	10.1	10.1	10.1

*	From continuing operations (including $52.7 million charge for impairment of mining assets in the fourth quarter from gross profit).

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

Common Share Price Performance and Dividends (Unaudited)

	2003		2002

	High	Low	High	Low

First Quarter	$21.61	$18.56	$22.06	$15.80
Second Quarter	19.90	14.75	32.25	22.00
Third Quarter	27.30	17.35	28.74	21.70
Fourth Quarter	54.40	25.60	25.35	15.70
Year	54.40	14.75	32.25	15.70

      No dividends were paid in 2003 or in 2002.

Report of Independent Auditors

      We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related statements of consolidated operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 listed in the index at Item 15(a). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in the Accounting Policy Note to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation, in 2002 the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs, and in 2001 the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 28, 2004

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

      Management maintains a system of internal accounting controls and procedures over financial reporting designed to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded, and reported properly. The internal accounting control system is augmented by a program of internal audits, written policies and guidelines, careful selection and training of qualified personnel, and a written code of conduct. Our code of conduct requires employees to maintain a high level of ethical standards in the conduct of our business. Management believes that our internal accounting controls provide reasonable assurance (i) that assets are safeguarded against material loss from unauthorized use or disposition, and (ii) that the financial records are reliable for preparing consolidated financial statements and other data and maintaining accountability for assets.

      The Audit Committee of the Board of Directors, composed solely of directors who are independent of us, meets periodically with the independent auditors, management, and the Chief Internal Auditor to discuss internal accounting control, auditing, and financial reporting matters and to ensure that each is meeting its responsibilities regarding the objectivity and integrity of our financial statements. The Committee also meets directly with the independent auditors and our Chief Internal Auditor without management present, to ensure that the independent auditors and our Chief Internal Auditor have free access to the Committee.

      The independent auditors, Ernst & Young LLP, are retained by the Audit Committee of the Board of Directors. Ernst & Young LLP is engaged to audit our consolidated financial statements and conduct such tests and related procedures as Ernst & Young LLP deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audit of the consolidated financial statements, is contained in this Annual Report.

/s/ J. S. Brinzo	/s/ Donald J. Gallagher	/s/ R. J. Leroux

J. S. Brinzo Chairman, President and Chief Executive Officer	Donald J. Gallagher Senior Vice President, Chief Financial Officer and Treasurer	R. J. Leroux Vice President and Controller and Principal Accounting Officer

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

      We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      Subsequent to the date of their evaluation, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information regarding Directors required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this item is set forth in Part I hereof under the heading “Executive Officers of the Registrant,” which information is incorporated herein by reference and made a part hereof.

Item 11.     Executive Compensation.

      The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      (a) The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

      (b) The table below sets forth certain information regarding the following equity compensation plans of ours as of December 31, 2003: the 1992 Equity Incentive Plan (“1992 Incentive Plan”), the Management Performance Incentive Plan (“MPI Plan”), the Mine Performance Bonus Plan (“Mine Plan”), the Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”) and the Nonemployee Directors’ Compensation Plan. All of those plans have been approved by shareholders, except for the MPI Plan, the Mine Plan, and the VNQDC Plan.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan category	warrants and rights	and rights	column(a))

	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	863,072 (1)	$52.81	298,303 (2)
Equity Compensation Plans Not Approved By Security Holders	0	N/A	(3)

(1)	Includes 384,606 performance share awards, an award initially denominated in shares, but no shares are actually issued until performance targets are met. The weighted-average exercise price of outstanding options, warrants and rights, column (b), does not take these awards into account.

(2)	Includes 269,311 Common Shares remaining available under the 1992 Incentive Plan, which authorizes the Compensation and Organization Committee to make awards of Option Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units (including up to 102,108 Restricted Shares and Deferred Shares); and 28,992 Common Shares remaining available under the Nonemployee Directors’ Compensation Plan, which authorizes the award of Restricted Shares to new Directors and provides that the Directors must take 40 percent of their retainer in Common Shares and may take up to 100 percent of their retainer and other fees in Common Shares.

(3)	The MPI Plan, the Mine Plan, and the VNQDC Plan provide for the issuance of Common Shares, but do not provide for a specific amount available under the Plans. Descriptions of those Plans are set forth below.

MPI Plan

      The MPI Plan provides an opportunity for elected officers and other management employees to earn annual cash bonuses. In the discretion of the Compensation and Organization Committee, bonuses may also be paid in Common Shares. Certain participants in the MPI Plan may elect to defer all or a portion of such bonus into the VNQDC Plan. Such participants in the MPI Plan may elect to have his or her deferred cash bonus credited to an account with deferred Common Shares (“Bonus Exchange Shares”) by completing an election form prior to the date the bonus would otherwise be paid. These participants may also elect at this time to have dividends credited with respect to the Bonus Exchange Shares, either credited in additional deferred Common Shares, deferred in cash or paid out in cash in an in-service compensation distribution. In order to encourage elections to be credited with deferred Common Shares, such participants in the MPI Plan, who elect to have their cash bonuses credited to an account with Bonus Exchange Shares, will be credited with restricted deferred Common Shares in the amount of 25 percent of the Bonus Exchange Shares (“Bonus Match Shares”). These Participants must comply with the employment and non-distribution requirements for the Bonus Exchange Shares during a five-year period for the Bonus Match Shares to become vested and nonforfeitable.

Mine Plan

      The Mine Plan provides an opportunity for senior mine managers to earn cash bonuses. Bonuses earned under the Mine Plan are determined and paid quarterly to the participants. Certain participants may elect to defer all or part of their quarterly cash bonuses under the VNQDC Plan. These participants in the Mine Plan may further elect to have his or her deferred cash bonus credited to an account with deferred Common Shares. Each year these participants under the Mine Plan must make their Bonus Exchange Shares election (for the four quarters of that year). Such elections must be made by December 31 of the year prior to the year in which the quarterly bonuses are earned. As with the Participants electing Bonus Exchange Shares under the MPI Plan, Participants under the Mine Plan electing Bonus Exchange Shares will receive or be credited with restricted Bonus Match Shares in an amount of 25 percent of the Bonus Exchange Shares with the same five-year vesting period.

VNQDC Plan

      The VNQDC Plan was originally adopted by the Board of Directors to provide certain key management and highly compensated employees of ours or our selected affiliates with the opportunity to defer receipt of a portion of their regular compensation in order to defer taxation of these amounts. The VNQDC Plan also permits deferral of bonus awards under the MPI Plan, the Mine Plan, and Performance Share Plan (awarded under the 1992 Incentive Equity Plan). In addition, the VNQDC Plan contains the Management Share Acquisition Program (“MSAP”), whose purpose is to provide designated management employees with the opportunity to acquire deferred interests in Common Shares through deferral of their bonuses. The VNQDC Plan also contains the Officer Share Acquisition Program (“OSAP”), which permits elected officers to acquire deferred interests in Common Shares with compensation previously deferred in cash under the VNQDC Plan. When participants in the MPI Plan, the Mine Plan or the MSAP or OSAP elect to have accounts credited with deferred Common Shares under the VNQDC Plan, a match by us equal to 25 percent of the value of the deferred Common Shares will be credited by us to the accounts of participants.

Item 13.     Certain Relationships and Related Transactions.

      The information, if any, required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Item 14.     Principal Accountant Fees and Services.

      The information, if any, required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.

      The following consolidated financial statements of Cleveland-Cliffs Inc are included at Item 8 above:

Statement of Consolidated Financial Position — December 31, 2003 and 2002

Statement of Consolidated Operations — Years ended December 31, 2003, 2002 and 2001

Statement of Consolidated Cash Flows — Years ended December 31, 2003, 2002 and 2001

Statement of Consolidated Shareholders’ Equity — Years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

      The following consolidated financial statement schedule of Cleveland-Cliffs Inc is included herein in Item 15(d) and attached as Exhibit 99(a).

Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) List of Exhibits — Refer to Exhibit Index on pages 84-89 which is incorporated herein by reference.

      (b) During the fourth quarter of 2003, the Registrant furnished Current Reports on Form 8-K, dated October 8, 2003, October 27, 2003, November 25, 2003 and December 2, 2003, each covering information reported under Item 9 (Regulation FD Disclosure); and October 29, 2003, covering information reported under Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition).

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

CLEVELAND-CLIFFS INC

By:	/s/ DONALD J. GALLAGHER

Name: Donald J. Gallagher Title: Senior Vice President, Chief Financial Officer and Treasurer

Date: February 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. S. BRINZO J. S. Brinzo	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2004

/s/ D. J. GALLAGHER D. J. Gallagher	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 13, 2004

/s/ R. J. LEROUX R. J. Leroux	Vice President and Controller (Principal Accounting Officer)	February 13, 2004

* R. C. Cambre	Director	February 13, 2004

* R. Cucuz	Director	February 13, 2004

* D. H. Gunning	Vice Chairman and Director	February 13, 2004

* J. D. Ireland, III	Director	February 13, 2004

* F. R. McAllister	Director	February 13, 2004

* J. C. Morley	Director	February 13, 2004

* S. B. Oresman	Director	February 13, 2004

Signatures	Title	Date

* R. Phillips	Director	February 13, 2004

* R. K. Riederer	Director	February 13, 2004

* A. Schwartz	Director	February 13, 2004

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ DONALD J. GALLAGHER

(Donald J. Gallagher, as Attorney-in-Fact)

EXHIBIT INDEX

(All references to filings of Cleveland-Cliffs Inc are to SEC File No. 1-8944)

Pagination by
Exhibit		Sequential
Number		Number System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc
3(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc as filed with Secretary of State of the State of Ohio on January 20, 2004	Filed Herewith
3(b)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
Instruments defining rights of security holders, including indentures
4(a)	Form of Common Share (filed as Exhibit 4(a) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference)	Not Applicable
4(b)	Form of Series A-2 Preferred Stock Certificate	Filed Herewith
4(c)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and EquiServe Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
4(d)	Amendment No. 1, effective as of November 15, 2001, to Rights Agreement by and between Cleveland-Cliffs Inc and EquiServe Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Form 8-A of Cleveland-Cliffs Inc filed on December 14, 2001 and incorporated by reference)	Not Applicable
4(e)	Registration Rights Agreement, dated as of January 21, 2004, by and between Cleveland-Cliffs Inc and Morgan Stanley & Co. Incorporated	Filed Herewith
Material Contracts
10(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 2001) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable
10(b)	* Amendment No. 1 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated Effective January 1, 2001), dated as of November 13, 2001 (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(c)	* Severance Agreements, dated as of January 1, 2000, by and between Cleveland-Cliffs Inc and certain executive officers (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable
10(d)	* Severance Agreement, dated as of April 16, 2001, by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001, and incorporated by reference)	Not Applicable
10(e)	* Employment and Separation Agreement entered into as of April 8, 2003, by and between Cleveland-Cliffs Inc and Thomas J. O’Neil (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 31, 2003 and incorporated by reference)	Not Applicable
10(f)	* Separation Agreement and Release of Claims effective as of August 13, 2003, by and between Cleveland-Cliffs Inc and Cynthia B. Bezik (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on October 30, 2003 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit		Sequential
Number		Number System

10(g)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective as of January 1, 2002 (Summary Description) (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 25, 2002 and incorporated by reference)	Not Applicable
10(h)	Form of indemnification agreement with Directors (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(i)	Director and Officer Indemnification Agreement, dated as of July 10, 2001, by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10 (f) to Form 10-Q filed on October 25, 2001 and incorporated by reference)	Not Applicable
10(j)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(k)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 22, 1999 and incorporated by reference)	Not Applicable
10(l)	* Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10(j) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference)	Not Applicable
10(m)	* Form of Instrument of Amendment of Nonqualified Stock Option Agreements for Nonemployee Directors, dated as of March 17, 1997 (filed as Exhibit 10(1) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(n)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995 (filed as Exhibit 10(1) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(o)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable
10(p)	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors, dated as of January 14, 2003 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on April 24, 2003 and incorporated by reference)	Not Applicable
10(q)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(r)	* Amendment to Exhibits to Trust Agreement No. 1, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit		Sequential
Number		Number System

10(s)	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(p) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference)	Not Applicable
10(t)	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Directors and certain Officers of Cleveland-Cliffs Inc, Cleveland-Cliffs Inc Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference)	Not Applicable
10(u)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(v)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(w)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(x)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(y)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable
10(z)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(aa)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(bb)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(cc)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit		Sequential
Number		Number System

10(dd)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(ee)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(ff)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable
10(gg)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(hh)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(ii)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(jj)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(kk)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(ll)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable
10(mm)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable
10(nn)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10(rr) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(oo)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10(ss) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit		Sequential
Number		Number System

10(pp)	* Cleveland-Cliffs Inc Executive Retention Plan, effective as of January 1, 2001 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on October 25, 2001 and incorporated by reference)	Not Applicable
10(qq)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995 (filed as Exhibit 10(tt) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(rr)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable
10(ss)	* Second Amendment to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, dated as of January 14, 2003 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on April 24, 2003 and incorporated by reference)	Not Applicable
10(tt)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of July 1, 1996 (filed as Exhibit 10(vv) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable
10(uu)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of November 12, 1996 (filed as Exhibit 10(yy) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(vv)	* Second Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of May 13, 1997 (filed as Exhibit 10(zz) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable
10(ww)	* Third Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(qq) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable
10(xx)	* Fourth Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, effective as of May 8, 2001 (filed as Appendix B to Proxy dated March 26, 2001 and incorporated by reference)	Not Applicable
10(yy)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on April 25, 2002 and incorporated by reference)	Not Applicable
10(zz)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form l0-Q of Cleveland-Cliffs Inc filed on July 25, 2002 and incorporated by reference)	Not Applicable
10(aaa)	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10(vv) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

**	Confidential treatment approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Pagination by
Exhibit		Sequential
Number		Number System

Additional Exhibits
21	Subsidiaries of the registrant	Filed Herewith
23	Consent of independent auditors	Filed Herewith
24	Power of Attorney	Filed Herewith
31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of February 13, 2004	Filed Herewith
31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of February 13, 2004	Filed Herewith
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc, as of February 13, 2004	Filed Herewith
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer of Cleveland-Cliffs Inc, as of February 13, 2004	Filed Herewith
99(a)	Schedule II — Valuation and Qualifying Accounts	Filed Herewith