Form 10-Q
period 2004-03-31
CLEVELAND CLIFFS INC
filed 2004-04-29
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES            X            NO

As of April 22, 2004, there were 10,695,136 Common Shares (par value $1.00 per share) outstanding.

PART I – FINANCIAL INFORMATION

Page No.
	Item 1 – Financial Statements	—
2	Statement of Consolidated Operations Three Months Ended March 31, 2004 and 2003
3	Statement of Consolidated Financial Position March 31, 2004 and December 31, 2003
4	Statement of Consolidated Cash Flows Three Months Ended March 31, 2004 and 2003
5	Notes to Consolidated Financial Statements
17	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
30	Item 3 – Qualitative and Quantitative Disclosures About Market Risk
30	Item 4 – Controls and Procedures
PART II – OTHER INFORMATION
32	Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
32	Item 6 – Exhibits and Reports on Form 8-K
33	Signature
34	Exhibit Index
EX-31(A) Section 302 Certification of CEO
EX-31(B) Section 302 Certification of CFO
EX-32(A) Section 906 Certification of CEO
EX-32(B) Section 906 Certification of CFO

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions,
	Except Per
	Share Amounts)
	Three Months Ended
	March 31
	2004	2003
REVENUES
Product sales and services
Iron ore	$163.9	$122.9
Freight and minority interest	69.8	28.2

Total product sales and services	233.7	151.1
Royalties and management fees	2.9	2.3

Total operating revenues	236.6	153.4
Interest income	2.6	2.7
Other income	1.6	5.4

Total Revenues	240.8	161.5
COSTS AND EXPENSES
Cost of goods sold and operating expenses	229.5	151.0
Administrative, selling and general expenses	9.0	4.9
Provision for customer bankruptcy exposures	1.6
Interest expense	.3	1.2
Other expenses	1.1	1.1

Total Costs and Expenses	241.5	158.2

INCOME (LOSS) BEFORE INCOME TAXES	(.7)	3.3
INCOME TAXES (CREDIT)	(.1)	1.1

NET INCOME (LOSS)	(.6)	2.2
PREFERRED STOCK DIVIDENDS	(1.1)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1.7)	$2.2

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted
Net income (loss)	$(.06)	$.21
Preferred Stock dividends	(.10)

Income (loss) applicable to common shares	$(.16)	$.21

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	10,555	10,202
Diluted	10,555	10,335

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31	December 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179.7	$67.8
Trade accounts receivable - net	13.3	9.5
Receivables from associated companies	15.7	5.9
Product inventories	126.7	116.4
Supplies and other inventories	78.8	86.4
Other	31.3	27.3

TOTAL CURRENT ASSETS	445.5	313.3
PROPERTIES	419.6	407.8
Allowances for depreciation and depletion	(144.1)	(137.3)

TOTAL PROPERTIES	275.5	270.5
OTHER ASSETS
Marketable securities	196.0	196.7
Long-term receivables	55.2	63.8
Deposits and miscellaneous	23.4	23.5
Intangible pension asset	15.6	15.6
Other investments	7.5	11.8

TOTAL OTHER ASSETS	297.7	311.4

TOTAL ASSETS	$1,018.7	$895.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$74.2	$64.7
Accrued employment cost	55.4	61.4
Accrued expenses	14.6	18.0
State and local taxes	11.1	12.6
Payables to associated companies	10.9	16.1
Environmental and mine closure obligations	8.9	10.2
Current portion of long-term debt		25.0
Other	16.0	17.9

TOTAL CURRENT LIABILITIES	191.1	225.9
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	113.9	135.2
OTHER POST-RETIREMENT BENEFITS	122.8	124.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	87.1	86.6
DEFERRED INCOME TAXES	39.7	34.5
OTHER LIABILITIES	49.3	40.5

TOTAL LIABILITIES	603.9	646.9
MINORITY INTEREST	22.1	20.2
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES	172.5
SHAREHOLDERS’ EQUITY
Common Shares - par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8
Capital in excess of par value of shares	70.7	74.3
Retained income	254.0	255.7
Accumulated other comprehensive income, net of tax	47.7	56.4
Cost of 6,143,904 Common Shares in treasury (2003 - 6,329,926 shares)	(168.7)	(173.6)
Unearned compensation	(.3)	(1.5)

TOTAL SHAREHOLDERS’ EQUITY	220.2	228.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,018.7	$895.2

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months Ended
	March 31
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(.6)	$2.2
Depreciation and amortization:
Consolidated	6.9	6.8
Share of associated companies	.4	.9
Provision for customer bankruptcy exposures	1.6
Pensions and other post-retirement benefits	(17.6)	9.2
Gain on sale of assets	(1.0)	(4.9)
Other	1.2	(8.9)

Total before changes in operating assets and liabilities	(9.1)	5.3
Changes in operating assets and liabilities	(27.0)	(15.1)

Net cash used by operating activities	(36.1)	(9.8)
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(12.4)	(3.9)
Share of associated companies	(.2)
Proceeds from Rouge note	10.0
Proceeds from sale of assets	1.0	5.4

Net cash from (used by) investing activities	(1.6)	1.5
FINANCING ACTIVITIES
Proceeds from Convertible Preferred Stock	172.5
Proceeds from stock options exercised	7.0
Contributions by minority shareholders	1.4	.4
Repayment of long-term debt	(25.0)
Issuance costs of Convertible Preferred Stock	(6.3)

Net cash from financing activities	149.6	.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111.9	(7.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67.8	61.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179.7	$53.9

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2003 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including: Tilden Mining Company L.C. (“Tilden”) in Michigan, 85 percent ownership; Empire Iron Mining Partnership (“Empire”) in Michigan, 79 percent ownership; United Taconite LLC (“United Taconite”) in Minnesota, consolidated effective December 1, 2003 when the Company acquired a 70 percent interest; and 100 percent of Wabush Iron Co. Limited (“Wabush Iron”).

Wabush Iron owns a 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada. The Company also holds a 23 percent interest in Hibbing Taconite Company (“Hibbing”), an unincorporated Joint Venture in Minnesota.

     The Company accounts for its interest in partnership and unconsolidated ventures, which it does not control, by the equity method.

     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B — ACCOUNTING POLICIES

     In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combination.” EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment. The Company assesses impairment on economically recoverable ore utilizing existing technology. The release of this issue is not expected to have a significant impact of the Company’s consolidated financial results.

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

     As a result of adopting the fair value method for stock options, all future awards will be expensed over the stock options’ vesting period. The following illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period.

	(In Millions, Except Per Share)
	Three Months
	Ended March 31
	2004	2003
Income (loss) attributable to common shares, as reported	$(1.7)	$2.2
Stock-based employee compensation:
Plus expense included in reported results	3.8	1.0
Less fair value based expense	(1.8)	(1.3)

Pro forma net income	$.3	$1.9

Income (loss) per share:
As reported	$(.16)	$.21

Pro forma	$.03	$.19

Income Taxes

     Income taxes are based on income (loss) for financial reporting purposes calculated using the Company’s expected effective rate for 2004 and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) on the current year tax return and expected 2004 changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance (Note G) was provided on deferred tax assets in recognition of uncertainty regarding realization.

Revenue Recognition

     Revenue is recognized on sales of products when title has transferred and on services when performed. Under the terms of several long-term pellet sales agreements representing a majority of the Company’s sales, title does not pass to the customer until payment is received. In some cases, delivery of the product to lower lakes ports and/or to the customer occurs prior to the sale. Revenue for the first three months of the year from product sales and services includes reimbursement for freight charges ($15.6 million – 2004; $11.6 million – 2003) paid on behalf of customers, and cost reimbursement ($54.2 million – 2004; $16.6 million – 2003) from minority interest partners for their contractual share of mine costs. Royalty and management fee revenue from venture participants is principally recognized on production, per the terms of contractual agreements.

Issuance of Preferred Stock

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock will pay cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at a rate of 16.1290 common shares per share of preferred stock, which is equivalent to an initial conversion price of $62.00 per share, subject to adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day (initially $68.20); (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date the Company gives the redemption notice. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 2.8 million common treasury shares for possible future issuance for the conversion of the preferred stock. The preferred stock has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act. The Company has filed a shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures, which is not yet effective. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement which could, under remote circumstances, require the Company to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of the Company’s senior unsecured notes in the first quarter of 2004; the Company has used approximately $25.4 million to fund its underfunded salaried pension plans and intends to use at least an additional $19.6 million for pension funding in 2004.

NOTE C — COMPREHENSIVE INCOME (LOSS)

     Following are the components of comprehensive income (loss) for the first three months of 2004 and 2003:

	(In Millions)
	March 31	March 31
	2004	2003
Net income (loss)	$(.6)	$2.2
Other comprehensive loss:
Unrealized loss on securities – net of tax	(6.6)
Minimum pension liability	(2.1)

Total other comprehensive loss	(8.7)

Total comprehensive income (loss)	$(9.3)	$2.2

NOTE D — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The components of net periodic defined benefit pension expense and other postretirement benefit (“OPEB”) cost for the three months ended March 31, 2004 and 2003 are as follows:

	(In Millions)
	Pension		OPEB
	2004	2003	2004	2003
Service cost	$3.1	$3.1	$1.1	$1.3
Interest cost	9.7	10.2	5.1	5.1
Expected return on plan assets	(9.4)	(9.1)	(1.2)	(1.1)
Amortizations:
Unrecognized prior service costs (credit)	.4	.5	(1.1)	(.8)
Net actuarial losses	2.9	3.1	2.9	2.5
Amortization of net (asset) obligations	(1.0)	(1.0)		.7

Total cost	$5.7	$6.8	$6.8	$7.7

     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In January 2004, FASB issued Financial Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FASB is in the process of amending FSP 106-1 by issuing proposed FSP 106-b. FSP 106-1 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The Company is currently evaluating the effects of the Medicare Act on its existing post-retirement health care plans and has not determined the amount of any subsidy that may be available to the Company from the Medicare Act. While the Company is evaluating the effects of the Medicare Act, the Company has elected under the provisions of FSP 106-1 to defer the recognition of any potential subsidy from the Medicare Act. As a result, the net OPEB cost above does not reflect any amount associated with a potential subsidy under the Medicare Act.

NOTE E — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

     At March 31, 2004, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $97.0 million, of which $8.9 million was classified as current. Payments in the first quarter 2004 were $2.0 million (2003 — $1.2 million). Following is a summary of the obligations:

	(In Millions)
	March 31	December 31
	2004	2003
Environmental	$14.2	$15.5
Mine Closure
LTV Steel Mining Company	36.4	37.1
Operating mines	46.4	45.2

Total mine closure	82.8	82.3

Total environmental and mine closure obligations	$97.0	$97.8

Environmental

     The Company’s environmental liabilities of $14.2 million, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

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

     In September 2002, the Company received a draft of a proposed Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order on Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.9 million in the third and fourth quarters of 2003 and $.7 million in the first quarter 2004. The Company will likely be required to expend additional amounts, estimated at approximately $1.1 million, for the completion of the removal action, which expenditures were previously provided for in the Company’s environmental reserve.

Mine Closure

     The mine closure obligation of $82.8 million includes the accrued obligation at March 31, 2004 for a closed operation formerly known as the LTV Steel Mining Company, and for the Company’s active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $36.4 million at March 31, 2004, as a result of expenditures totaling $13.6 million since 2001.

     The accrued closure obligation for the Company’s active mining operations of $46.4 million reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002 and 2003. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate (primarily 10.25 percent). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.

     The following summarizes the Company’s asset retirement obligation liability:

	(In Millions)
	March 31	December 31
	2004	2003
Asset Retirement Obligation at Beginning of Year	$45.2	$36.1
Accretion Expense	1.1	3.6
Additional Ownership		2.4
Minority Interest	.1	1.0
Revision in Estimated Cash Flows		2.1

Asset Retirement Obligation at End of Period	$46.4	$45.2

NOTE F — SEGMENT REPORTING

     The Company operated in one reportable segment in 2004 and 2003 offering iron products and services to the steel industry.

NOTE G — INCOME TAXES

     The Company continues to maintain a deferred tax asset valuation allowance due to the uncertainty regarding full realization of its deferred tax asset. At March 31, 2004 the allowance decreased to $120.7 million from $122.7 million at December 31, 2003. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its net deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

NOTE H — LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at March 31, 2004 are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2004 (April 1 - December 31)	$2.4	$14.3	$4.1	$24.6
2005	2.1	15.7	3.2	25.8
2006	2.0	10.6	2.7	17.6
2007	2.9	6.6	3.2	9.4
2008	.6	5.3	.6	5.9
2009 and thereafter	.6	4.4	.6	4.4

Total minimum lease payments	10.6	$56.9	14.4	$87.7

Amounts representing interest	1.8		2.0

Present value of net minimum lease payments	$8.8		$12.4

     The Company’s share of total minimum lease payments, $67.5 million, is comprised of the Company’s consolidated obligation of $59.8 million and the Company’s share of unconsolidated ventures’ obligations of $7.7 million, principally related to Hibbing.

NOTE I — BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. WCI purchased 1.5 million tons, or 8 percent, of total tons sold in 2003 and has purchased .2 million tons, or 4 percent, of total tons sold in the first quarter 2004. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004.

     On May 19, 2003, Weirton Steel Corporation (“Weirton”) filed for protection under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia. Weirton, a significant customer of the Company, purchased approximately .3 million tons, or 8 percent, of tons sold in the first quarter 2004, and 2.8 million tons, or 15 percent, of tons sold for the full year of 2003. The sales contract, which runs through 2009, could be extended by contract for the life of the power-related lease (discussed below), through 2012. On April 22, 2004, the

Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of International Steel Group, Inc. (“ISG”), which order has been appealed by representatives of Weirton’s Secured Bondholders who were also the competing bidder for Weirton’s assets. As part of the pending transaction, ISG will assume the Company’s sales contract with Weirton with modifications.

     The Company is a 40.5 percent participant in a joint venture which acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s pending purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the pending agreement, the Company wrote-down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The pending sale of Weirton’s assets to ISG also requires a payment to the joint venture on closing, (Company’s share $4.0 million), and annual payments (Company’s share $.2 million) including interest at the rate of 5 percent over the next fifteen years. The joint venture members will also receive a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions upon the closing of the sale to ISG.

     On October 23, 2003, Rouge Industries, Inc. (“Rouge”) a significant pellet sales customer of the Company filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, has assumed the Company’s pellet sales contract with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012.

The Company sold 3.0 million tons to Rouge in 2003 and .5 million tons in the first quarter of 2004. Additionally, in the first quarter 2004 Rouge repaid the $10 million secured loan balance outstanding plus accrued interest.

     On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled .1 million tons in 2003 (none in first quarter 2004). Stelco Inc. is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not yet filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER — 2004 AND 2003

     The net loss was $.6 million for the first quarter of 2004, an after-tax earnings decrease of $2.8 million, from first quarter 2003 net income of $2.2 million. The loss attributable to common shares was $.16 per share (all per share amounts are “diluted”) in the first quarter of 2004 compared to net income of $.21 per share in 2003 reflecting the effect on 2004 of $1.1 million preferred dividends related to the January 2004 preferred stock offering.

	2004		2003
		Per		Per
	Amount	Common	Amount	Common
	(Millions)	Share	(Millions)	Share
Net Income (Loss)	$(.6)	$(.06)	$2.2	$.21
Preferred Stock Dividends	(1.1)	(.10)

Income (Loss) Attributable To Common Shareholders	$(1.7)	$(.16)	$2.2	$.21

     The $2.8 million decrease in net earnings was comprised of a $4.0 million decrease in income before income taxes partially offset by a $1.2 million decrease in income taxes. The $4.0 million decrease in pretax earnings was due to:

•	Higher administrative, selling and general expense, $4.1 million, primarily due to higher stock-based compensation driven by the increase in the Company’s common stock price;

•	Lower other income, $3.8 million, reflecting non-strategic asset sales in 2003;

•	An increase in the provision for customer bankruptcy exposures, $1.6 million, reflecting a decrease in the expected recovery on the purchase-leaseback arrangement with FW Holdings, Inc., a wholly-owned subsidiary of Weirton Steel Corporation (“Weirton”). The Company had previously recorded a $2.6 million reserve in May 2003 for its estimated Weirton bankruptcy exposure.

Partially offsetting were the following items:

•	Increased sales margin, $4.1 million, reflecting higher sales price realization, $11.4 million, partially offset by higher unit production costs, $7.4 million. Following is a summary of the sales margin:

	(In Millions)
	First Quarter
	2004	2003	Increase
Sales (tons)	4.3	3.5	.8

Revenue from product sales and services*	$163.9	$122.9	$41.0
Cost of goods sold and operating expenses*	159.7	122.8	36.9

Sales margin	$4.2	$.1	$4.1

* Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

Iron ore pellet sales volume of 4.3 million tons was a record for the first quarter exceeding the record 2003 sales of 3.5 million tons. The increase in sales prices primarily reflected the favorable effect on the Company’s term sales contract escalators of higher steel prices and an approximate 20 percent increase in international pellet prices. Production costs for the first quarter 2004 were adversely affected by continuing and expected low ore throughput at Empire, lower production at Tilden due to furnace refractory problems and the completion of repairs on the kiln riding ring, slower than anticipated ramp-up to design production levels at Wabush and United Taconite, and the impact of the decreased valuation of the U.S. dollar on Canadian operating results. Energy pricing continues at high levels, adversely affecting unit production costs by approximately $2 million in the first quarter. Actions are being taken to mitigate higher operating costs incurred in the first quarter. Cost of goods sold and operating expenses (net of expenses related to freight and minority interests) for the full year 2004 are expected to be approximately 3 percent below 2003 on a cost per ton of sales basis.

•	Lower interest expense, $.9 million, reflecting total repayment of the senior unsecured notes in January 2004.

•	Higher royalty and management fee income, $.6 million, partially due to management fees from United Taconite, which began operations in December 2003.

The decrease in income taxes reflected lower alternative minimum taxes due to the decrease in pre-tax earnings.

Production and Sales Volume

     While there is uncertainty regarding the pellet requirements of customers, total year sales volume continues to be forecasted at approximately 22 million tons in 2004 compared to 19.2 million tons in 2003. The sales volume increase primarily reflects the Company’s acquisition of a 70 percent interest in United Taconite on December 1, 2003 and continuing strong domestic and international demand for iron ore.

     The Company’s share of first quarter 2004 production was 4.5 million tons, unchanged from 2003. Total iron ore pellet production at the Company’s managed mines was 8.3 million tons in the first quarter 2004 compared to 7.3 million tons in 2003. The Company’s share of full year 2004 production is expected to be about 22.2 million tons, versus 18.1 million tons in 2003. Total production for the managed mines for 2004 is expected to be about 36.4 million tons compared to 30.3 million tons in 2003.

     Following is a summary of production tonnage (long tons of pellets) for the first quarter and the current forecast for the full year, compared with 2003:

	(Tons in Millions)
	First Quarter		Full Year
	2004	2003	2004	2003
Empire	1.4	1.5	5.5	5.2
Tilden	1.4	1.6	7.8	7.0

Total Michigan Mines	2.8	3.1	13.3	12.2
Hibbing	2.0	2.0	8.2	8.0
Northshore	1.2	1.2	5.0	4.8
United Taconite	1.0	—	4.0	.1	*
Wabush	1.3	1.0	5.9	5.2

Total	8.3	7.3	36.4	30.3

Company Share of Total	4.5	4.5	22.2	18.1

*	Excludes 1.5 million tons of production under previous ownership.

     The United Steelworkers of America (“USWA”) represent all hourly employee at our Empire, Hibbing, Tilden and United Taconite mines in the United States, as well as the Wabush mine in Canada. The Company expects to begin negotiations soon on new collective bargaining agreements for its U.S. mines; current agreements are scheduled to expire on August 1, 2004. The Company currently is in negotiations for a new collective bargaining agreement to cover the employees at Wabush; employees continue to work under terms of the previous agreement, which expired on March 1, 2004.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Company had cash and cash equivalents of $179.7 million. Following is a summary of cash activity:

(In Millions)
Proceeds from issuance of preferred stock-net	$166.2
Proceeds from repayment of long-term note receivable	10.0
Proceeds from stock options exercised	7.0
Repayment of long-term debt	(25.0)
Increased receivables	(14.3)
Capital expenditures	(12.6)
Increased product inventories	(10.3)
Net cash used by operating activities before changes in operating assets and liabilities	(9.1)
Lower payables and accrued expenses	(5.3)
Other	5.3

Increase in cash and cash equivalents	111.9
Cash and cash equivalents at beginning of period	67.8

Cash and cash equivalents at end of period	$179.7

     At March 31, 2004, there were 4.2 million tons of pellets in inventory at a cost of $126.7 million, an increase of .2 million tons from December 31, 2003, reflecting increased mine ownerships and increased inventory at steel company sites. Pellet inventory at March 31, 2003 was 5.0 million tons, or $148.8 million.

     The Company’s share of capital expenditures at the six mining ventures and supporting operations is expected to approximate $48 million in 2004, with $12.6 million having occurred through March 31, 2004. Additionally, estimated 2004 capital expenditures at the Empire mine of $5.6 million will be expensed as incurred.

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock. The preferred stock will pay cash dividends at the rate of 3.25 percent per annum, with the first dividend of $1.1 million for the partial period ended March 31, 2004 paid in April 2004. The Company utilized a portion of the $166 million net proceeds from the offering to retire the remaining $25.0 million of senior unsecured notes and $25.4 million to fund its underfunded salaried pension plans and intends to use at least an additional $19.6 million for other pension funding in 2004. The Company expects to use any remaining proceeds for working capital and other general corporate purposes, including capital expenditures, potential increased investments in existing mines and additional contributions to its pension plans.

     Following is a summary of common shares outstanding:

	2004	2003	2002
March 31	10,684,037	10,323,421	10,180,849
June 30		10,322,581	10,184,846
September 30		10,318,352	10,185,083
December 31		10,498,015	10,184,211

BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. WCI purchased 1.5 million tons, or 8 percent, of total tons sold in 2003 and has purchased .2 million tons, or 4 percent, of total tons sold in the first quarter 2004. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004.

     On May 19, 2003, Weirton Steel Corporation (“Weirton”) filed for protection under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia. Weirton, a significant customer of the Company, purchased approximately .3 million tons, or 8 percent, of tons sold in the first quarter 2004, and 2.8 million tons, or 15 percent, of tons sold for the full year of 2003. The sales contract, which runs through 2009, could be extended by contract for the life of the power-related lease (discussed below), through 2012. On April 22, 2004, the Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of International Steel Group, Inc. (“ISG”), which order has been appealed by representatives of Weirton’s Secured Bondholders who were also the competing bidder for Weirton’s assets. As part of the pending transaction, ISG will assume the Company’s sales contract with Weirton with modifications.

     The Company is a 40.5 percent participant in a joint venture which acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s pending purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the pending agreement, the Company wrote-down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The pending sale of Weirton’s assets to ISG also requires a payment to the joint venture on closing, (Company’s share $4.0 million), and annual payments (Company’s share $.2 million) including interest at the rate of 5 percent over the next fifteen years. The joint venture members will also receive a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions upon the closing of the sale to ISG.

     On October 23, 2003, Rouge Industries, Inc. (“Rouge”) a significant pellet sales customer of the Company filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, has assumed the Company’s pellet sales contract with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012. The Company sold 3.0 million tons to Rouge in 2003 and .5 million of tons in the first quarter of 2004. Additionally, in the first quarter 2004 Rouge repaid the $10 million secured loan balance outstanding plus accrued interest.

     On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled .1 million tons in 2003 (none in first quarter 2004). Stelco Inc. is a 44.6 percent participant in Wabush Mines and U.S. subsidiaries of Stelco (which have not yet filed for bankruptcy protection) own 14.7 percent of Hibbing Taconite Company – Joint Venture and 15 percent of Tilden Mining Company L.C. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide retirement health care (“OPEB”) to most full-time employees who meet certain length of service and age requirements. Due to the significantly rising costs associated with these plans, effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums was also implemented for existing and future U.S. salaried retirees. The foregoing does not reflect any modifications to bargaining unit plans, as labor agreements covering these plans expire in 2004.

     Following is a summary of the Company’s defined benefit pension and OPEB funding and expense for the years 2002 through 2004:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2002	$1.1	$7.2	$16.8	$21.5
2003	6.4	32.0	17.0	29.1
2004 (Estimated)	45.0	20.8	21.3	27.4

In the first quarter 2004, the Company funded $25.4 million to its underfunded salaried pension plans and expects to fund an additional $19.6 million in 2004. Additional pension contributions may occur.

MARKET RISKS

     The Company is subject to a variety of risks, including those caused by changes in market value of equity investments, changes in commodity prices and foreign currency exchange rates. The Company has established policies and procedures to manage such risks; however, certain risks are beyond the control of the Company.

     The Company’s investment policy relating to its short-term investments (classified as cash equivalents) is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

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

     The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At March 31, 2004, the notional amounts of the outstanding forward contracts were $4.4 million (Company share — $3.5 million), with an unrecognized fair value gain of $.3 million (Company share — $.2 million) based on March 31, 2004 forward rates. The contracts mature at various times through October 2004. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $.5 million (Company share — $.4 million).

     A portion of the Company’s operating costs related to Wabush Mines are subject to change in the value of the Canadian dollar; the Company has not hedged its exposure to changes in the Canadian dollar.

STRATEGIC INVESTMENTS

     The Company intends to continue to pursue investment and operations management opportunities to broaden its scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests to strengthen its market position. The Company is particularly focused on expanding its international investments to leverage its expertise in processing low grade ores to capitalize on global demand for steel and iron ore in areas such as China. The Company’s innovative United Taconite joint venture with Laiwu is one example of its ability to expand geographically, and the Company intends to continue to pursue similar opportunities in other regions (see discussion on Venezuela below). In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.

Mesabi Nugget Project

     In 2002, the Company agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $24 million pilot plant at the Company’s Northshore Mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high iron content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers. A third operating phase of the pilot plant, which is scheduled to be completed in June 2004, is intended to confirm the commercial viability of this technology. The Company’s contribution to the project through the pilot plant testing and development phase was $5.2 million, primarily contributions of in-kind facilities and services. The Project participants are investigating environmental requirements and timelines for various potential commercial plantsites in Minnesota and Indiana. A decision to proceed on construction of a commercial plant has not yet been made.

Venezuela Technical Assistance

     As previously announced in March 2004, a subsidiary of the Company has entered into an agreement to provide technical assistance to C.V.G. Ferrominera

Orinoco C.A. of Venezuela. Under the agreement, the Company will assist Ferrominera to achieve stable and sustainable production at its iron ore pellet plant located in the State of Bolivar, Venezuela.

     Ferrominera Orinoco is a government-owned company responsible for the development of Venezuela’s iron ore industry. Ferrominera Orinoco owns a 3.3 million metric ton pellet plant located in Puerto Ordaz, Venezuela, where it processes high-grade ores produced from its main iron ore deposits in Ciudad Piar. Production from the mine and pellet plant is for both domestic consumption and sale in the international markets.

     Under terms of the agreement, the Company will provide technical assistance from the U.S. including a team that will reside in Venezuela and work at the pellet plant on a full-time basis. The objective of the contract is to assist current management in various operational functions including operations and process control, maintenance, safety, environmental, training, and quality control. The Company will receive a fixed fee with additional amounts based on level of production achieved. The agreement was effective April 1, 2004 and is for an initial term of five years.

PolyMet Option

     On February 16, 2004 the Company entered into an option agreement with PolyMet Mining Inc., a U.S. subsidiary of PolyMet Mining Corporation (collectively “PolyMet”), that grants PolyMet exclusive right to acquire certain land, crushing, concentrating and other ancillary facilities located at the Company’s Cliffs Erie site in Hoyt Lakes, Minnesota (formerly owned by LTV Steel Mining Company). The iron ore mining and pelletizing operations were permanently closed in January 2001.

     Under the terms of the agreement, the Company received $500,000 and one million common shares of PolyMet for maintaining certain identified components of the Cliffs Erie Facility, while PolyMet conducts a feasibility study on the development of its Northmet PolyMetallic non-ferrous ore deposit located near the Cliffs Erie site. PolyMet will have until June 30, 2006 to exercise its option and acquire the assets covered under the agreement for additional consideration.

     PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over The Counter in the U.S. under the symbol POMGF.OB. Its stock closed at $.23 per share on February 13, 2004. The Company is recognizing the $500,000 option payment and one million common shares (valued at $230,000 on the agreement date) over the term of the agreement. The shares are classified as available-for-sale with mark-to-market charges recognized in equity as other comprehensive income. At March 31, 2004, the market value of the shares was $600,000.

FORWARD-LOOKING STATEMENTS

Cautionary Statements

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

     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel, consolidation in the steel industry, cyclicality in the North American steel market and other factors, all of which could result in decreased demand for iron ore products;

•	use by North American steel makers of products other than domestic iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support rapid industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our term supply agreements with a limited number of customers;

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to several of our customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	restrictions on our sale of ISG shares in connection with ISG’s initial public offering and any subsequent offerings;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	uncertainties relating to labor relations;

•	the success of our cost reduction efforts.

     You are urged to carefully consider these factors and the “ — Risks Relating to the Company” included in the Company’s 2003 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in the Company’s 2003 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On January 21, 2004, the Company sold 172,500 shares of redeemable cumulative convertible perpetual preferred stock (the “Preferred Stock”) to Morgan Stanley & Co. Incorporated in a private offering pursuant to the exemption provided by Section 4(2) of the 1933 Act. The Preferred Stock was offered and sold by Morgan Stanley & Co. Incorporated only to qualified institutional buyers in the U.S. in reliance on the exemption from registration provided by Rule 144A under the 1933 Act. The aggregate offering price for the Preferred Stock was $172.5 million, and aggregate discounts, commissions and offering expenses were approximately $6.5 million. The Preferred Stock will pay cash dividends at a rate of 3.25 percent per annum and is convertible into the Company’s common shares at an initial conversion rate of 16.1290 common shares per share of the Preferred Stock, subject to adjustment. The Company may also exchange the Preferred Stock for convertible subordinated debentures under certain circumstances. See “Note B – Accounting Policies – Issuance of Preferred Stock” in Item 1 of Part I for additional information regarding the terms of the Preferred Stock.

     The net proceeds after offering expenses were approximately $166 million. The Company used approximately $25.0 million of the net proceeds of this offering to repay its senior unsecured notes. The Company has used approximately $25.4 million to fund its underfunded salaried pension plans and intends to use at least an additional $19.6 million for pension funding in 2004. The Company expects to use any remaining proceeds of the offering for working capital and general corporate purposes, including capital expenditures, potential increased investments in our existing mines and additional contributions to our pension plans.

     The Company has filed a shelf registration statement with respect to the resale of the Preferred Stock, the convertible subordinated debentures that we may issue in exchange for the Preferred Stock and the common shares issuable upon conversion of the Preferred Stock and the convertible subordinated debentures, which is not yet effective. The Company will not receive any proceeds from the sale of the securities under this registration statement.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits – Refer to Exhibit Index on page 34.

(b)	During the first quarter of 2004, the Registrant filed or furnished Current Reports on Form 8-K, dated January 20, 2004 and March 2, 2004, each covering information reported under Item 5 (Other Events and Required FD Disclosure); January 13, 2004, January 15, 2004, and January 21, 2004, each covering information reported under

Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits); January 13, 2004 and January 30, 2004, each covering information reported under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure); February 10, 2004, February 16, 2004, February 27, 2004, and March 4, 2004, each covering information reported under Item 9 (Regulation FD Disclosure); and February 4, 2004, covering information reported under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date April 29, 2004	By /s/ Donald J. Gallagher

Donald J. Gallagher
Senior Vice President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of April 29, 2004	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of April 29, 2004	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc, as of April 29, 2004	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer of Cleveland-Cliffs Inc, as of April 29, 2004	Filed Herewith