Form 10-Q/A
period 2004-03-31
CLEVELAND CLIFFS INC
filed 2004-07-21
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Cleveland-Cliffs Inc is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Quarterly Report”) to amend and restate in its entirety Item 4 of Part I to revise the disclosure contained therein. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and Cleveland-Cliffs Inc has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PART I - FINANCIAL INFORMATION

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the date of the evaluation conducted by our Chief Executive Officer and Chief Financial Officer.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date July 21, 2004	By /s/ Donald J. Gallagher

Donald J. Gallagher
Senior Vice President, Chief
Financial Officer and Treasurer

2

EXHIBIT INDEX

Exhibit
Number	Exhibit
31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 21, 2004	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of July 21, 2004	Filed Herewith

3