Form 10-Q
period 2004-06-30
CLEVELAND CLIFFS INC
filed 2004-07-29
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .

Commission File
Number: 1-8944

CLEVELAND-CLIFFS INC

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1464672

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

YES ☒     NO ☐

As of July 22, 2004, there were 10,700,888 Common Shares (par value $1.00 per share) outstanding.

Page No.
PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
2	Statement of Consolidated Operations
Three Months Ended June 30, 2004 and 2003
Six Months Ended June 30, 2004 and 2003
3	Statement of Consolidated Financial Position
June 30, 2004 and December 31, 2003
4	Statement of Consolidated Cash Flows
Six Months Ended June 30, 2004 and 2003
5	Notes to Consolidated Financial Statements
20	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
37	Item 3 – Qualitative and Quantitative Disclosures About Market Risk
38	Item 4 – Controls and Procedures
PART II – OTHER INFORMATION AND SIGNATURES
39	Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
40	Item 4 – Submission of Matters to a Vote of Security Holders
41	Item 6 – Exhibits and Reports on Form 8-K
41	Signature
42	Exhibit Index
EX-4(A) CREDIT AGREEMENT
EX-4(B) GUARANTY AGREEMENT
EX-10(A) SEVERANCE AGREEMENT - DOWLING
EX-10(B) SEVERANCE AGREEMENT - GALLAGHER
EX-10(C) MPI PLAN
EX-10(D) COMPENSATION PLAN
EX-31(A) CERTIFICATION OF CEO
EX-31(B) CERTIFICATION OF CFO
EX-32(A) 906 CERTIFICATION FOR CEO
EX-32(B) 906 CERTIFICATION FOR CFO

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	(In Millions,		(In Millions,
	Except Per		Except Per
	Share Amounts)		Share Amounts)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
REVENUES
Product sales and services
Iron ore	$257.5	$172.0	$421.4	$294.9
Freight and minority interest	41.0	34.9	110.8	63.1

Total product sales and services	298.5	206.9	532.2	358.0
Royalties and management fees	2.9	2.3	5.8	4.6

Total operating revenues	301.4	209.2	538.0	362.6
Interest income	2.6	2.5	5.2	5.2
Other income	1.6	2.0	3.2	7.4

Total Revenues	305.6	213.7	546.4	375.2
COSTS AND EXPENSES
Cost of goods sold and operating expenses	262.0	224.8	490.8	375.8
Administrative, selling and general expenses	4.0	4.5	13.0	9.4
Provision for customer bankruptcy exposures		2.6	1.6	2.6
Interest expense	.2	1.3	.5	2.5
Other expenses	.7	2.6	1.8	3.7

Total Costs and Expenses	266.9	235.8	507.7	394.0
INCOME (LOSS) BEFORE INCOME TAXES	38.7	(22.1)	38.7	(18.8)
INCOME TAXES (CREDIT)	5.9	(.9)	5.9	.2

NET INCOME (LOSS)	32.8	(21.2)	32.8	(19.0)
PREFERRED STOCK DIVIDENDS	(1.4)		(2.5)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$31.4	$(21.2)	$30.3	$(19.0)

NET INCOME (LOSS) PER COMMON SHARE
Basic
Net income (loss)	$3.10	$(2.07)	$3.09	$(1.86)
Preferred Stock dividends	(.13)		(.23)

Income (loss) applicable to common shares	$2.97	$(2.07)	$2.86	$(1.86)

Diluted
Net income (loss)	$3.03	$(2.07)	$3.04	$(1.86)
Preferred Stock dividends	(.13)		(.23)

Income (loss) applicable to common shares	$2.90	$(2.07)	$2.81	$(1.86)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	10,632	10,248	10,593	10,225
Diluted	10,839	10,248	10,790	10,225

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30	December 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197.9	$67.8
Trade accounts receivable - net	43.5	9.5
Receivables from associated companies	13.2	5.9
Product inventories	130.8	129.7
Work in process inventories	23.4	14.4
Supplies and other inventories	53.6	58.7
Other	34.5	27.3

TOTAL CURRENT ASSETS	496.9	313.3
PROPERTIES	427.5	407.8
Allowances for depreciation and depletion	(151.8)	(137.3)

TOTAL PROPERTIES	275.7	270.5
OTHER ASSETS
Marketable securities	150.9	196.7
Long-term receivables	54.2	63.8
Deposits and miscellaneous	22.3	23.5
Intangible pension asset	15.6	15.6
Other investments	3.4	11.8

TOTAL OTHER ASSETS	246.4	311.4

TOTAL ASSETS	$1,019.0	$895.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64.9	$64.7
Accrued employment cost	59.6	61.4
Accrued expenses	17.9	18.0
State and local taxes	15.9	12.6
Payables to associated companies	12.1	16.1
Environmental and mine closure obligations	8.3	10.2
Current portion of long-term debt		25.0
Other	18.8	17.9

TOTAL CURRENT LIABILITIES	197.5	225.9
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	119.6	135.2
OTHER POST-RETIREMENT BENEFITS	123.7	124.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	87.1	86.6
DEFERRED INCOME TAXES	25.0	34.5
OTHER LIABILITIES	47.5	40.5

TOTAL LIABILITIES	600.4	646.9
MINORITY INTEREST	23.7	20.2
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES	172.5
SHAREHOLDERS’ EQUITY
Common Shares - par value $1 a share Authorized - 28,000,000 shares; Issued - 16,827,941 shares	16.8	16.8
Capital in excess of par value of shares	70.8	74.3
Retained income	286.0	255.7
Accumulated other comprehensive income, net of tax	17.3	56.4
Cost of 6,132,290 Common Shares in treasury (2003 - 6,329,926 shares)	(168.4)	(173.6)
Unearned compensation	(.1)	(1.5)

TOTAL SHAREHOLDERS’ EQUITY	222.4	228.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,019.0	$895.2

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Six Months Ended
	June 30
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$32.8	$(19.0)
Depreciation and amortization:
Consolidated	14.7	14.2
Share of associated companies	.8	1.8
Accretion of asset retirement obligation	2.3
Provision for customer bankruptcy exposures	1.6	2.6
Pensions and other post-retirement benefits	(11.0)	17.9
Gain on sale of assets	(1.9)	(5.5)
Other	(3.2)	(4.0)

Total before changes in operating assets and liabilities	36.1	8.0
Changes in operating assets and liabilities	(51.5)	(19.8)

Net cash used by operating activities	(15.4)	(11.8)
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(19.9)	(11.1)
Share of associated companies	(.9)	(.1)
Proceeds from Rouge note	10.0
Proceeds from Weirton investment	3.8
Proceeds from sale of assets	2.0	6.9

Net cash used by investing activities	(5.0)	(4.3)
FINANCING ACTIVITIES
Proceeds from Convertible Preferred Stock	172.5
Proceeds from stock options exercised	7.6
Contributions by minority shareholders	2.9	.9
Repayment of long-term debt	(25.0)	(5.0)
Issuance costs of Convertible Preferred Stock	(6.4)
Preferred Stock dividends	(1.1)

Net cash from (used by) financing activities	150.5	(4.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130.1	(20.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67.8	61.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197.9	$41.6

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

     Investments in joint ventures in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B – ACCOUNTING POLICIES

     In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combinations.” EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment. The Company assesses impairment on economically recoverable ore utilizing existing technology. The release of this issue is not expected to have a significant impact of the Company’s consolidated financial results.

Stock Compensation

     Effective January 1, 2003, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in SFAS No. 123, “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock options, all future awards will be expensed over the stock options’ vesting period. The following illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period.

	(In Millions, Except Per Common Share)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Income (loss) attributable to common shares, as reported	$31.4	$(21.2)	$30.3	$(19.0)
Stock-based employee compensation:
Add (deduct) expense included in reported results	.5	(.3)	4.3	.7
Add (deduct) fair value based method	(.9)	.1	(2.7)	(1.2)

Pro forma income (loss) attributable to common shares	$31.0	$(21.4)	$31.9	$(19.5)

Income (loss) per common share:
Diluted - as reported	$2.90	$(2.07)	$2.81	$(1.86)

- pro forma	$2.86	$(2.09)	$2.96	$(1.91)

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

Revenue Recognition

     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we deliver the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Revenue for the first six months of the year from product sales includes reimbursement for freight charges ($32.2 million in 2004 and $26.8 million in 2003) paid on behalf of customers and cost reimbursement ($78.6 million in 2004 and $36.3 million in 2003) from minority interest partners for their share of mine costs.

     Our rationale for delivering iron ore products to customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, thereby providing additional liquidity to our customers. Title and risk of loss do not pass to the customer until payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. We do not believe this practice to be widely used throughout the balance of the industry.

     Revenue is recognized on the sale of services when the services are performed.

     Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.

Issuance of Preferred Stock

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock will pay cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at a rate of 16.129 common shares per share of preferred stock, which is equivalent to an initial conversion price of $62.00 per share, subject to adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day (initially $68.20 per share); (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date the Company gives the redemption notice. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 2.8 million common treasury shares for possible future issuance for the conversion of the preferred stock. The Company’s shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require the Company to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of the Company’s senior unsecured notes in the first quarter of 2004. The Company has also used approximately $26.6 million primarily to fund its underfunded salaried pension plans and intends to use at least an additional $18.4 million for other pension funding in 2004.

NOTE C – COMPREHENSIVE INCOME (LOSS)

     Following are the components of comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003:

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Net income (loss)	$32.8	$(21.2)	$32.8	$(19.0)
Other comprehensive loss:
Unrealized loss on securities – net of tax	(30.4)		(37.0)
Minimum pension liability			(2.1)

Total other comprehensive loss	(30.4)		(39.1)

Total comprehensive income (loss)	$2.4	$(21.2)	$(6.3)	$(19.0)

The unrealized loss on securities of $30.4 million and $37.0 million in the second quarter and first six months of 2004, respectively, primarily reflects the change in market value on approximately 5.0 million shares of International Steel Group, Inc. (“ISG”) common stock held directly by the Company. An additional .8 million shares of ISG common stock are held in the Company’s pension fund investments.

NOTE D – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The components of net periodic defined benefit pension expense and other postretirement benefit (“OPEB”) cost for the three months and six months ended June 30, 2004 and 2003 are as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Service cost	$3.1	$3.1	$6.3	$6.2
Interest cost	9.7	10.2	19.3	20.4
Expected return on plan assets	(9.4)	(9.1)	(18.8)	(18.2)
Amortizations:
Unrecognized prior service costs	.4	.5	.8	1.0
Net actuarial losses	2.9	3.1	5.8	6.2
Amortization of net (asset) obligations	(1.0)	(1.0)	(2.0)	(2.0)

Total cost	$5.7	$6.8	$11.4	$13.6

In the first half 2004, the Company funded $26.6 million primarily to the underfunded salaried pension plans and expects to fund an additional $18.4 million in 2004. Additional pension contributions may occur.

Other Postretirement Benefit Costs

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Service cost	$1.0	$1.2	$2.1	$2.5
Interest cost	4.8	5.2	9.7	10.3
Expected return on plan assets	(1.2)	(1.0)	(2.4)	(2.2)
Amortizations:
Unrecognized prior service (credits)	(1.1)	(.8)	(2.2)	(1.6)
Net actuarial losses	2.7	2.4	5.2	5.0
Amortization of net (asset) obligations		.7		1.4

Total cost	$6.2	$7.7	$12.4	$15.4

     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In May 2004, FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits and requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods – retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FSP 106-2 and apply the retroactive transition method in the second quarter 2004. As a result, the net OPEB cost above reflects pre-tax cost reductions of approximately $.6 million in the second quarter and $1.3 million in the first half. First quarter results have been re-stated to reduce the previously reported net loss by $.6 million or $.05 per share. Full year pre-tax cost reduction is expected to approximate $2.5 million. Additionally, the accumulated post retirement obligation decreased $18.7 million.

NOTE E – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

     At June 30, 2004, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $96.5 million, of which $8.4 million was classified as current. Payments in the first six months of 2004 were $3.5 million (2003 - $3.0 million). Following is a summary of the obligations:

	(In Millions)
	June 30	December 31
	2004	2003
Environmental	$13.5	$15.5
Mine Closure
LTV Steel Mining Company	35.4	37.1
Operating mines	47.6	45.2

Total mine closure	83.0	82.3

Total environmental and mine closure obligations	$96.5	$97.8

Environmental

     The Company’s environmental liabilities of $13.5 million at June 30, 2004, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

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

     In September 2002, the Company received a draft of a proposed Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order on Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.9 million in the third and fourth quarters of 2003 and $.7 million each in the first and second quarters 2004. The Company will likely be required to expend additional amounts, estimated at approximately $.7 million, for the completion of the removal action, which expenditures were previously provided for in the Company’s environmental reserve.

Kipling Furnace Site

     By letter dated November 19, 1991, the Michigan Department of Natural Resources, now the Michigan Department of Environmental Quality, or the MDEQ, notified the Company that it believed the Company was liable for contamination at the Kipling Furnace Site in Kipling, Michigan and requested that the Company voluntarily undertake actions to remediate the site. The Company owned and operated a portion of the site from approximately 1902 through 1925 when it sold the property to CITGO Petroleum Company, or CITGO. CITGO in turn operated at the site and thereafter sold the southern portion of the site to a third party. This southern portion of the site was the location of the majority of the Company’s former operations. CITGO was working formally with MDEQ to address the portions of the site impacted by CITGO’s operations on the property, which occurred between 1925 and 1986. CITGO submitted a remedial action plan in August 2003 to the MDEQ. However, the MDEQ subsequently rejected this remedial action plan as being inadequate.

     The Company responded to the 1991 letter by performing a hydrogeological investigation at the site pursuant to Michigan’s Natural Resources and Environmental Protection Act, which allows parties to conduct environmental response activity without state agency oversight. The Company’s initial investigation took place in 1996, with follow-up monitoring occurring in 1998 through 2003. The Company developed a proposed remedial action plan to address materials associated with its former operations at the site. The Company currently estimates the cost of implementing our proposed remedial action to be between $300,000 and $350,000, which expenditures were previously provided in the Company’s environmental reserve. The Company has not yet implemented the proposed remedial action plan.

     By a letter dated June 10, 2004, the MDEQ made a new demand to both CITGO and the Company to take responsive activities at the property, including development and submittal of a remedial action plan to the MDEQ for approval. The Company will be meeting with the MDEQ to discuss this letter and is preparing a response. At this time, it is unclear whether the MDEQ, once it is appraised of the Company’s response activities at the site to date, will require it to conduct further investigations or implement a remedial action plan going beyond what it has already developed internally. Conducting further investigations, revising the Company’s proposed remedial action plan, or implementing the plan, could result in much higher costs than currently anticipated.

Mine Closure

     The mine closure obligation of $83.0 million includes the accrued obligation at June 30, 2004 for a closed operation formerly known as the LTV Steel Mining Company, and for the Company’s active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $35.4 million at June 30, 2004, as a result of expenditures totaling $14.6 million since 2001.

     The accrued closure obligation for the Company’s active mining operations of $47.6 million at June 30, 2004 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002 and 2003. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate (primarily 10.25 percent). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.

     The following summarizes the Company’s asset retirement obligation liability:

	(In Millions)
	June 30	December 31
	2004	2003
Asset Retirement Obligation at Beginning of Year	$45.2	$36.1
Accretion Expense	2.3	3.6
Additional Ownership		2.4
Minority Interest	.1	1.0
Revision in Estimated Cash Flows		2.1

Asset Retirement Obligation at End of Period	$47.6	$45.2

NOTE F – SEGMENT REPORTING

     The Company operated in one reportable segment in 2004 and 2003 offering iron products and services to the steel industry.

NOTE G – INCOME TAXES

     The Company continues to maintain a deferred tax asset valuation allowance due to the uncertainty regarding full realization of its deferred tax asset. At June 30, 2004, the allowance decreased to $116.2 million from $122.7 million at December 31, 2003. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its net deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

NOTE H – LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at June 30, 2004 are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2004 (July 1 – December 31)	$1.5	$9.4	$2.6	$16.4
2005	2.1	16.4	3.2	27.2
2006	2.0	11.2	2.7	19.1
2007	2.9	8.1	3.2	11.2
2008	.6	5.9	.6	6.6
2009 and thereafter	.6	4.8	.6	4.8

Total minimum lease payments	9.7	$55.8	12.9	$85.3

Amounts representing interest	1.6		1.8

Present value of net minimum lease payments	$8.1		$11.1

The Company’s share of total minimum lease payments, $65.5 million, is comprised of the Company’s consolidated obligation of $58.7 million and the Company’s share of unconsolidated ventures’ obligations of $6.8 million, principally related to Hibbing.

NOTE I – BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. WCI purchased 1.5 million tons, or 8 percent, of total tons sold in 2003 and has purchased .7 million tons, or 6 percent, of total tons sold in the first six months of 2004. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004.

     On May 19, 2003, Weirton Steel Corporation (“Weirton”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton, a significant customer of the Company, purchased approximately .5 million tons, or 5 percent, of tons sold in the first six months of 2004, and 2.8 million tons, or 14 percent, of tons sold for the full year of 2003. On April 22, 2004, the Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of ISG, and on May 18, 2004, ISG completed the acquisition of substantially all of the assets, including the power-related leased assets (discussed below), of Weirton. As part of the acquisition, ISG assumed the Company’s pellet sales contract with Weirton with some modifications. The contract term is for 15 years with the Company supplying the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter.

     The Company is a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, the Company wrote-down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (Company’s share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (Company’s share $.2 million) including interest at the rate of 5 percent over the next fifteen years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.

     On October 23, 2003, Rouge Industries, Inc. (“Rouge”) a significant pellet sales customer of the Company filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc.

(“Severstal”). Severstal, as part of the acquisition of assets of Rouge, has assumed the Company’s pellet sales contract with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012. The Company sold 3.0 million tons to Rouge in 2003 and 1.1 million tons in the first six months of 2004. Additionally, in the first quarter 2004, Rouge repaid the $10 million secured loan balance outstanding plus accrued interest.

     On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled .4 million tons in the first six months of 2004 and .1 million tons in the full year 2003. Stelco Inc. is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures. On May 27, 2004, Stelco obtained an extension of the stay period under its court-ordered restructuring process until September 30, 2004.

NOTE J – SUBSEQUENT EVENTS

Discontinued Operation

     On July 23, 2004, Cliffs and Associates Limited (“CAL”), an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to ISG. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. The Company will record an after-tax gain of approximately $5 million related to this transaction in third quarter results. The gain will be classified under “Discontinued Operation” in the Statement of Consolidated Operations. CAL may receive up to $10 million in future payments contingent on HBI production and shipments.

Sales of ISG Common Stock

     From July 1 through July 29, 2004, the Company sold approximately .9 million shares of its directly-held ISG common stock in market transactions realizing total net proceeds of $29.9 million. The sales will result in a gain of approximately $26.7 million pre-tax ($21.2 million after-tax), which will be recorded in third quarter 2004 operating results. As of July 29, 2004, the Company continues to own 4.9 million shares of ISG stock (4.1 million owned directly and .8 million through pension fund investments). The Company intends to continue selling ISG shares as market conditions warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS - 2004 AND 2003

     Net income was $32.8 million in the second quarter 2004 and $32.8 million for the first six months compared to net losses of $21.2 million and $19.0 million in the second quarter and first six months of 2003, respectively. Income attributable to common shares was $2.90 per share (all per share amounts are “diluted”) and $2.81 per share in the second quarter and first six months of 2004, respectively, compared to net losses of $2.07 per share and $1.86 per share for the second quarter and first six months of 2003, respectively. The per share amounts for 2004 reflect the effect of preferred dividends related to the January 2004 preferred stock offering of $1.4 million in the second quarter and $2.5 million in the first six months. Following is a summary of results:

	(In Millions, Except Per Common Share)
	Second Quarter		First Six Months
	2004	2003	2004	2003
Net Income (Loss):
Amount	$32.8	$(21.2)	$32.8	$(19.0)
Per Common Share	3.03	(2.07)	3.04	(1.86)
Preferred Stock Dividends:
Amount	(1.4)		(2.5)
Per Common Share	(.13)		(.23)

Income (loss) Attributable To Common Shareholders:
Amount	$31.4	$(21.2)	$30.3	$(19.0)

Per Common Share	$2.90	$(2.07)	$2.81	$(1.86)

Second Quarter

     Net income was $32.8 million in the second quarter of 2004 compared to a net loss of $21.2 million for the second quarter of 2003. Included in the second quarter 2004 net income was a $5.9 million charge for income taxes compared to a tax credit of $.9 million in the second quarter of 2003. Pre-tax second quarter 2004 income was $38.7 million compared to a pre-tax loss of $22.1 million in the same period in 2003. The $60.8 million improvement in pre-tax results was primarily due to an increased sales margin, summarized as follows:

		(In Millions)
	Second Quarter
	2004	2003	Change
Sales (tons)	5.9	4.9	1.0

Revenue from product sales and services*	$257.5	$172.0	$85.5
Cost of goods sold and operating expenses*
Excluding production curtailments	221.0	178.9	42.1
Production curtailments		11.0	(11.0)

Total	221.0	189.9	31.1

Sales margin (loss)
Total	$36.5	$(17.9)	$54.4

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

Sales margin in the second quarter of 2004 was $36.5 million versus a negative margin of $17.9 million in 2003. The $54.4 million increase in sales margin was principally due to higher pellet sales prices and record quarterly sales volume. Revenue from iron ore sales and services was $257.5 million in the second quarter 2003, an increase of $85.5 million, or 50 percent, from revenue of $172.0 million in the comparable 2003 period. The increase in sales prices primarily reflected the effect on term sales contract escalators of higher steel prices and an approximate 20 percent increase in international pellet prices. The 1.0 million ton, or 19 percent, increase in pellet sales volume in 2004 was due to the combined effect of increased customer demand and increased production capacity due to the acquisition and startup of United Taconite in December 2003. The 5.9 million tons sold in the second quarter was a quarterly sales record, surpassing the previous record of 5.6 million tons sold in the fourth quarter 2003. Aggregate cost of goods sold and operating expenses increased $31.1 million, or 16 percent, primarily due to increased volume, $34.4 million, and higher production costs, $7.7 million, including the adverse effect of higher energy rates, $2.8 million, continued low ore throughput at Empire and slower than anticipated ramp-up to design capacity at United Taconite and Wabush, partially offset by the $11.0 million fixed cost impact in 2003 of a five-week production curtailment at Empire and Tilden mines as a result of the loss of electric power supply. The loss of electric power in 2003 resulted from flood conditions which occurred when a dam in the Upper Peninsula of Michigan failed. The Company continues to pursue a business interruption claim under its property insurance program.

     Pre-tax earnings were also favorably impacted by lower interest expense, $1.1 million, reflecting the repayment of the senior unsecured notes in January 2004; lower other expense of $1.9 million, due to decreased coal retiree expense and expense relating to debt refinancing activities in 2003; lower customer bankruptcy expense, $2.6 million; higher royalty and management fee income of $.6 million, primarily higher production at the Michigan mines and management fees from United Taconite; and lower administrative expense, $.5 million; partly offset by lower other income of $.4 million, primarily relating to 2003 non-strategic land asset sales.

First Half

     Net income was $32.8 million in the first half 2004 versus a net loss of $19.0 million in the comparable 2003 period. Pre-tax income was $38.7 million in 2004, a $57.5 million improvement from the $18.8 million loss in 2003. The pre-tax earnings increase was primarily due to higher sales margin, summarized as follows:

		(In Millions)
	First Six Months
	2004	2003	Change
Sales (tons)	10.2	8.4	1.8

Revenue from product sales and services*	$421.4	$294.9	$126.5
Cost of goods sold and operating expenses*
Excluding production curtailments	380.0	301.7	78.3
Fixed costs of production curtailments		11.0	(11.0)

Total	380.0	312.7	67.3

Sales margin (loss)
Total	$41.4	$(17.8)	$59.2

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

The sales margin improvement of $59.2 million in the first half was principally due to an increase in per ton sales revenue and record first half sales volume. Revenue from iron ore sales and services was $421.4 million in the first half 2004, an increase of $126.5 million, or 43 percent, from revenue of $294.9 million in the comparable 2003 period. The increase in sales prices primarily reflected the effect on term sales contract escalators of higher steel prices and an approximate 20 percent increase in international pellet prices. The 1.8 million ton, or 21 percent, increase in pellet sales volume in 2004 was due to the combined effect of increased customer demand and increased production capacity due to the acquisition and startup of United Taconite in December 2003. The 10.2 million tons sold in 2004 was a first half sales record. Aggregate cost of goods sold and operating expenses increased $67.3 million, or 22 percent, primarily due to increased volume, $64.0 million, and higher production costs, $14.3 million, including the adverse effect of higher energy rates, $4.8 million, continued low ore throughput at Empire, slower than anticipated ramp-up to design capacity at United Taconite and Wabush, and a $2.1 million unfavorable exchange rate effect reflecting the impact of a weaker U.S. dollar on the Company’s share of Wabush costs, partially offset by the $11.0 million fixed cost impact of the five-week production curtailment at Empire and Tilden mines in 2003.

     Other factors contributing to the change in pre-tax earnings included:

•	Lower interest expense of $2.0 million due to the repayment of the senior unsecured notes in January 2004.

•	Lower other expense of $1.9 million, primarily decreased coal retiree expense and debt refinancing expense in 2003.

•	Lower customer bankruptcy expense of $1.0 million. The Company recorded $1.6 million in bankruptcy expense in 2004 compared to $2.6 million in 2003 relating to the Weirton Steel Corporation bankruptcy (see Note I for further discussion).

•	Higher royalty and management fee income of $1.2 million due to higher production at the Michigan mines and management fee from United Taconite.

•	Lower other income of $4.2 million primarily relating to non-strategic Michigan land sales in 2003.

•	Higher administrative, selling and general expense of $3.6 million principally reflecting the effect of the change in the Company’s common stock price on stock-based compensation.

Sales and Production Volume

     Pellet sales in the second quarter 2004 were a quarterly record 5.9 million tons compared to 4.9 million tons in 2003. First half sales were 10.2 million tons, a first half record, versus 8.4 million tons in the first half 2003, with the majority of the sales increase resulting from sales to International Steel Group Inc. While there is uncertainty regarding the pellet requirements of customers, the length of the Wabush strike in Canada, and the resolution of a new labor agreement covering workers at four of the Company’s five U.S. mines, sales volume is currently forecasted to total about 22 million tons in 2004 compared to sales of 19.2 million tons in 2003. The increase in tons sold in the first half and expected full year reflects the continuing impact of the Company’s business model and strong industry demand for pellets. Since 2001, the Company has been repositioning itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel customers by entering into long-term pellet sales contracts, supported by increased mine ownerships. During 2002, the Company increased its share of mine production capacity more than 50 percent, or approximately 7 million tons, and increased its capacity another 3.0 million tons with the acquisition of United Taconite in December 2003. All of our mines are operating at capacity and the Company is planning to expand production capacity at United Taconite by at least 800,000 tons (Company share 560,000 tons) in 2005 and a further 900,000 tons (Company share 630,000 tons) thereafter to a total annual production capacity of 6 million tons (Company share 4.2 million tons).

     The Company’s share of second quarter 2004 production was 5.6 million tons compared to 3.9 million tons in second quarter 2003. For the first half of 2004, the Company’s share of production was 10.1 million tons, 1.7 million tons above last year’s first half production of 8.4 million tons. Total iron ore pellet production at the Company’s managed mines was 8.9 million tons in the second quarter 2004 and 17.2 million tons in the first six months of 2004 compared to 6.8 million tons and 14.1 million tons in the second quarter and first six months of 2003, respectively. Following is a summary of production tonnage (long tons of pellets) for the second quarter and first six months of 2004, compared with 2003.

	(Tons in Millions)
	Second Quarter		First Six Months
	2004	2003	2004	2003
Empire	1.1	.9	2.5	2.4
Tilden	2.1	1.4	3.5	3.0

Total Michigan Mines	3.2	2.3	6.0	5.4
Hibbing	2.0	1.9	4.0	3.9
Northshore	1.3	1.2	2.5	2.4
United Taconite	1.0		2.0
Wabush	1.4	1.4	2.7	2.4

Total	8.9	6.8	17.2	14.1

Company Share of Total	5.6	3.9	10.1	8.4

Excluding the effects of any further production losses due to the Wabush work stoppage, total 2004 production is expected to approximate 36 million tons (Company share 22 million tons).

Labor Contracts

     The United Steelworkers of America (“USWA”) represent all hourly employees at the Company’s Empire, Hibbing, Tilden and United Taconite mines in the United States, as well as the Wabush mine in Canada. On July 27, 2004, tentative settlements were reached with the USWA on labor agreements covering the Company’s U.S. operations. The tentative agreements, subject to union member ratification, will replace existing agreements scheduled to expire on August 1, 2004.

     On July 5, 2004, the USWA initiated a strike that idled the Wabush mine in Canada. Wabush was scheduled to produce 5.6 million tons in 2004. For each week the mine is idle, production is reduced by an estimated 120,000 tons (Company share 32,000 tons). Negotiations have not yet resumed.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Company had cash and cash equivalents of $197.9 million. Following is a summary of cash activity:

(In Millions)
Proceeds from issuance of preferred stock-net	$166.1
Net cash from operating activities before changes in operating assets and liabilities	36.1
Proceeds from repayment of long-term note receivable	10.0
Proceeds from stock options exercised	7.6
Proceeds from power-related asset investment	3.8
Higher payables and accrued expenses	3.2
Increased receivables	(42.7)
Repayment of long-term debt	(25.0)
Capital expenditures	(20.8)
Increased product and work in process inventories	(10.1)
Other	1.9

Increase in cash and cash equivalents	130.1
Cash and cash equivalents at beginning of period	67.8

Cash and cash equivalents at end of period	$197.9

     At June 30, 2004, there were 4.1 million tons of pellets in inventory, unchanged from December 31, 2003, at a cost of $130.8 million, or an increase of $1.1 million from December 31, 2003. Pellet inventory at June 30, 2003, was 4.3 million tons, or $134.0 million.

     Effective April 30, 2004, the Company entered into a $30 million unsecured revolving credit agreement, which expires on April 29, 2005. There have been no borrowings under the facility.

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock. The preferred stock pays cash dividends at the rate of 3.25 percent per annum, with the first dividend of $1.1 million for the partial period ended March 31, 2004 paid in April 2004. The Company utilized a portion of the $166 million net proceeds from the offering to retire the remaining $25.0 million of senior unsecured notes and $26.6 million primarily to fund its underfunded salaried pension plans and intends to use at least an additional $18.4 million for other pension funding in 2004. The Company expects to use any remaining proceeds for working capital and other general corporate purposes, including capital expenditures, potential increased investments in existing mines and additional contributions to its pension plans.

     From July 1 through July 29, 2004, the Company sold approximately ..9 million shares of its directly-held ISG common stock in market transactions realizing total net proceeds of $29.9 million. As of July 29, 2004, the Company continues to own approximately 4.9 million shares of ISG stock (4.1 million owned directly and .8 million through pension fund investments), which represents approximately 5.0 percent of the outstanding ISG shares as of March 31, 2004. As of July 29, 2004, the closing trading price for the ISG common stock was $33.50 per share. The Company intends to continue selling ISG shares as market conditions warrant.

     In July 2004, the Company initiated a stock repurchase program for up to 1.0 million shares of its outstanding Common Stock. These purchases will be either Common Stock and/or Preferred Stock at the rate of one share of Preferred Stock equivalent to 16.129 shares of the Company’s Common Stock. The Company has not yet made any purchases under this program. Common Stock repurchased under this program, if any, will be returned as Treasury Stock for general corporate purposes.

     The Company’s share of capital expenditures at the six mining ventures and supporting operations is expected to approximate $49 million in 2004, with $20.8 million having occurred through June 30, 2004.

     Following is a summary of common shares outstanding:

	2004	2003	2002
March 31	10,684,037	10,323,421	10,180,849
June 30	10,695,651	10,322,581	10,184,846
September 30		10,318,352	10,185,083
December 31		10,498,015	10,184,211

BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. WCI purchased 1.5 million tons, or 8 percent, of total tons sold in 2003 and has purchased .7 million tons, or 6 percent, of total tons sold in the first six months of 2004. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004. On April 20, 2004, the current owners of WCI filed their Plan of Reorganization in U.S. Bankruptcy Court. Two competing reorganization plans have also been filed. The Company has tentatively reached agreement with the current owners of WCI, subject to Bankruptcy court approval of their reorganization plan, to supply WCI for ten years beginning in 2005.

     On May 19, 2003, Weirton Steel Corporation (“Weirton”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton, a significant customer of the Company, purchased approximately .5 million tons, or 5 percent, of tons sold in the first six months of 2004, and 2.8 million tons, or 14 percent, of tons sold for the full year of 2003. On April 22, 2004, the Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of International Steel Group, Inc. (“ISG”), and on May 18, 2004, ISG completed the acquisition of substantially all of the assets including the power-related leased assets (discussed below) of Weirton. As part of the acquisition, ISG assumed the Company’s pellet sales contract with Weirton with some modifications. The contract term is for 15 years with the Company supplying the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter.

     The Company is a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, the Company wrote-down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (Company’s share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (Company’s share $.2 million) including interest at the rate of 5 percent over the next fifteen years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.

     On October 23, 2003, Rouge Industries, Inc. (“Rouge”), a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, has assumed the Company’s pellet sales contract with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012. The Company sold 3.0 million tons to Rouge in 2003 and 1.1 million tons in the first six months of 2004. Additionally, in the first quarter 2004, Rouge repaid the $10 million secured loan balance outstanding plus accrued interest.

     On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled ..4 million tons in the first six months of 2004 and .1 million tons in the full year 2003. Stelco Inc. is a 44.6 percent participant in Wabush Mines and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing Taconite Company – Joint Venture and 15 percent of Tilden Mining Company L.C. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures. On May 27, 2004, Stelco obtained an extension of the stay period under its court–ordered restructuring process until September 30, 2004.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide retirement health care (“OPEB”) to most full-time employees who meet certain length of service and age requirements. The Company’s pension and medical costs (including OPEB) have increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs have been the predominant causes of the increases. The Company has taken actions to control pension and medical costs. Effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums was also implemented for existing and future U.S. salaried retirees. The foregoing does not reflect any modifications to bargaining unit plans.

     Following is a summary of the Company’s defined benefit pension and OPEB funding and expense for the years 2002 through 2004:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2002	$1.1	$7.2	$16.8	$21.5
2003	6.4	32.0	17.0	29.1
2004 (Estimated)	45.0	20.8	21.3	24.9

In the first half 2004, the Company funded $26.6 million primarily to its underfunded salaried pension plans and expects to fund an additional $18.4 million in 2004. Additional pension contributions may occur. Year 2004 OPEB expense reflects an estimated cost reduction of $2.5 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter 2004. Accordingly, first quarter 2004 results have been re-stated to reduce the previously reported net loss by $.6 million or $.05 per share.

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

     The value of the Company’s equity investment, $150.2 million at June 30, 2004, in common stock of ISG is subject to changes in market value as reflected in the trading price. This investment has been classified as an available-for-sale investment, and accordingly, changes in value have been recorded in Shareholders’ Equity. If the market price of the stock at June 30, 2004, were to increase or decrease 10 percent, the value of the investment would change approximately $15 million before taxes.

     The rising cost of energy is an important issue affecting the Company. Energy costs account for approximately 25 percent of production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. The Company’s strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. The Company is currently exploring whether existing technology to convert coal into natural gas can be used in lieu of purchasing natural gas in the long-term. The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At June 30, 2004, the notional amounts of the outstanding forward contracts were $15.4 million (Company share — $12.1 million), with an unrecognized fair value loss of $.7 million (Company share — $.5 million) based on June 30, 2004 forward rates. The contracts mature at various times through October 2004. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $1.5 million (Company share — $1.2 million).

     In the first half 2004, our Wabush operation in Canada represented approximately 7 percent of the Company’s pellet production. Wabush operations are subject to currency fluctuations between U.S. and Canadian dollars. The Company currently does not hedge its exposure to currency exchange fluctuations. During 2003 and the first half 2004, the value of the Canadian dollar rose against the U.S. dollar, from $.64 U.S. dollars per Canadian dollar at the beginning of 2003 to $.75 U.S. dollars per Canadian dollar at June 30, 2004, an increase of 17 percent. The average exchange rate increased to $.75 U.S. dollars per Canadian dollar in the first half 2004 from $.69 U.S. dollars per Canadian dollar in the first half 2003, an increase of 9 percent. Exchange rates can fluctuate as a result of many factors that are difficult to predict. The Company does not believe that the recent increase in the U.S./Canadian exchange rate is a trend that will continue in the long-term; however, short-term U.S./Canadian exchange rate fluctuations cannot reasonably be predicted.

STRATEGIC INVESTMENTS

     The Company intends to continue to pursue investment and operations management opportunities to broaden its scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests to strengthen its market position. The Company is particularly focused on expanding its international investments to leverage its expertise in processing low grade ores to capitalize on global demand for steel and iron ore in areas such as China. The Company’s innovative United Taconite joint venture with Laiwu is one example of its ability to expand geographically, and the Company intends to continue to pursue similar opportunities in other regions (see discussion on Venezuela below). In addition, the Company has formed an alliance with a major Chinese trading company to seek additional iron ore properties for development to source markets in Asia. In the event of any future acquisitions or joint venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.

Mesabi Nugget Project

     In 2002, the Company agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $24 million pilot plant at the Company’s Northshore Mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high iron content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers. A third operating phase of the pilot plant test, which is scheduled to be completed by July 31, 2004, is intended to confirm the commercial viability of this technology. The pilot plant is expected to continue operations through August to satisfy three 1,000 ton test quantity orders from three separate steel companies. Pilot plant results will be analyzed over the next several months prior to development of a commercial feasibility study. The Company’s contribution to the project through the pilot plant testing and development phase was $5.3 million, primarily contributions of in-kind facilities and services. Environmental permitting activities have been initiated for three potential commercial plant locations with earliest approval expected in the first quarter 2005. A decision to proceed on construction of a commercial plant has not yet been made.

Venezuela Technical Assistance

     In March 2004, a subsidiary of the Company entered into an agreement to provide technical assistance to C.V.G. Ferrominera Orinoco C.A. of Venezuela. Under the agreement, the Company is assisting Ferrominera in achieving stable and sustainable production at its iron ore pellet plant located in the State of Bolivar, Venezuela.

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

     Under terms of the agreement, the Company is providing technical assistance from the U.S. including a team residing in Venezuela and working at the pellet plant on a full-time basis. The objective of the contract is to assist current management in various operational functions including operations and process control, maintenance, safety, environmental, training, and quality control. The Company is receiving a fixed fee with additional amounts based on the level of production achieved. The agreement was effective April 1, 2004 and is for an initial term of five years.

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

     PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over The Counter in the U.S. under the symbol POMGF.OB. Its stock closed at $.23 per share on February 13, 2004. The Company is recognizing the $500,000 option payment and one million common shares (valued at $230,000 on the agreement date) over the term of the agreement. The shares are classified as available-for- sale with mark-to-market changes recognized in equity as other comprehensive income. At June 30, 2004, the market value of the shares was $650,000.

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

     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel, consolidation in the steel industry, cyclicality in the North American steel market and other factors, all of which could result in decreased demand for iron ore products;

•	use by North American steel makers of products other than domestic iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support rapid industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our term supply agreements with a limited number of customers;

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to several of our customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	restrictions on our sale of ISG shares including restrictions related to any subsequent public offerings by ISG;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages;

•	increasing dependency on a limited number of customers;

•	the success of our cost reduction efforts.

     You are urged to carefully consider these factors and the “— Risks Relating to the Company” included in the Company’s 2003 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	On May 14, 2004, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold 5 shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $206.55 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

		Average Price Paid per
	Total Number of Shares	Share (or Unit)
Period	(or Units) Purchased	$
April 1-30, 2004	1,001	58.70
May 1-31, 2004	413	42.89
June 1-30, 2004	—	—

(1)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program was in effect during the period covered by this report. All purchases reflected in the table above reflect acquisitions of Common Shares in connection with the transfer of Common Shares to the Company by employees in payment of the exercise price of employee stock options and in satisfaction of the tax withholding obligation upon vesting of restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 11, 2004. At the meeting the Company’s shareholders acted upon the election of Directors. In the election of Directors, all 11 nominees named in the Company’s Proxy Statement, dated March 22, 2004, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

NOMINEES	FOR	WITHHELD
John S. Brinzo	9,922,995	106,061
Ronald C. Cambre	9,951,187	77,869
Ranko Cucuz	9,449,763	579,293
David H. Gunning	9,417,706	611,350
James D. Ireland III	9,391,887	637,169
Francis R. McAllister	9,951,190	77,866
John C. Morley	9,421,329	607,727
Stephen B. Oresman	9,421,072	607,984
Roger Phillips	9,951,109	77,947
Richard K. Riederer	9,922,466	106,590
Alan Schwartz	9,416,880	612,176

     There were no broker non-votes with respect to the election of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits – Refer to Exhibit Index on page 42.

(b)	During the second quarter of 2004, the Registrant filed or furnished Current Reports on Form 8-K, dated April 20, 2004, May 12, 2004, May 18, 2004, and June 18, 2004, each covering information reported under Item 9 (Regulation FD Disclosure); and April 28, 2004, covering information reported under Item 12 (Results of Operations and Financial Condition).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC
Date July 29, 2004	By	/s/ Donald J. Gallagher
Donald J. Gallagher
Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
4(a)	Credit Agreement, dated as of April 30, 2004, between Cleveland-Cliffs Inc and Fifth Third Bank	Filed Herewith

4(b)	Guaranty Agreement, dated as of April 30, 2004, among certain subsidiaries of Cleveland-Cliffs Inc and Fifth Third Bank	Filed Herewith

10(a)	*Severance Agreement by and between Cleveland-Cliffs Inc and Edward C. Dowling, dated as of March 9, 2004	Filed Herewith

10(b)	*Severance Agreement by and between Cleveland-Cliffs Inc and Donald J. Gallagher, dated as of March 9, 2004	Filed Herewith

10(c)	*Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective January 1, 2004 (Summary Description)	Filed Herewith

10(d)	*Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan, (as amended and restated as of January 1, 2004)	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 29, 2004	Filed Herewith

*Reflects Management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report

Exhibit
Number	Exhibit
31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer, as of July 29, 2004	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 29, 2004	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer, as of July 29, 2004	Filed Herewith