Form 10-Q
period 2004-09-30
CLEVELAND CLIFFS INC
filed 2004-10-28
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

YES ☒ NO ☐

As of October 21, 2004, there were 10,794,495 Common Shares (par value $1.00 per share) outstanding.

Page No.
PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
2	Statement of Consolidated Operations
Three Months Ended September 30, 2004 and 2003
Nine Months Ended September 30, 2004 and 2003
3	Statement of Consolidated Financial Position
September 30, 2004 and December 31, 2003
4	Statement of Consolidated Cash Flows
Nine Months Ended September 30, 2004 and 2003
5	Notes to Consolidated Financial Statements
17	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
31	Item 3 – Qualitative and Quantitative Disclosures About Market Risk
31	Item 4 – Controls and Procedures
PART II – OTHER INFORMATION
33	Item 1 – Legal Proceedings
33	Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
34	Item 6 – Exhibits
34	Signature
35	Exhibit Index
EXHIBIT 4.A FIFTH THIRD BANK WAIVER AND AMENDMENTS
EXHIBIT 4.B CLEVELAND CLIFFS SECOND AMENDMENT TO CREDIT AGREEMENT
EXHIBIT 31.A CERTIFICATION
EXHIBIT 31.B CERTIFICATION
EXHIBIT 32.A CERTIFICATION
EXHIBIT 32.B CERTIFICATION

EX-31(A) – Section 302 Certification of CEO

EX-31(B) – Section 302 Certification of CFO

EX-32(A) – Section 906 Certification of CEO

EX-32(B) – Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(UNAUDITED)

	(In Millions, Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
REVENUES AND OTHER INCOME
Product sales and services
Iron ore	$299.4	$189.9	$720.8	$484.8
Freight and minority interest	46.9	36.3	157.7	99.4

Total product sales and services	346.3	226.2	878.5	584.2
Royalties and management fees	2.6	3.1	8.4	7.7

Total revenues	348.9	229.3	886.9	591.9
Gain on sale of ISG common stock	56.8		56.8
Interest income	2.7	2.7	7.9	7.9
Other income	1.3	2.2	4.5	9.6

Total Revenues and Other Income	409.7	234.2	956.1	609.4
COSTS AND EXPENSES
Cost of goods sold and operating expenses	288.4	218.9	779.2	594.7
Administrative, selling and general expenses	11.6	6.1	24.6	15.5
Provision for customer bankruptcy exposures		4.9	1.6	7.5
Interest expense	.2	1.2	.7	3.7
Restructuring charge		6.2		6.2
Other expenses	1.7	1.4	3.5	5.1

Total Costs and Expenses	301.9	238.7	809.6	632.7

INCOME (LOSS) BEFORE INCOME TAXES	107.8	(4.5)	146.5	(23.3)
INCOME TAXES	25.2	.3	31.1	.5

INCOME (LOSS) FROM CONTINUING OPERATIONS	82.6	(4.8)	115.4	(23.8)
GAIN FROM DISCONTINUED OPERATION (NET OF TAX $1.2)	4.9		4.9

NET INCOME (LOSS)	87.5	(4.8)	120.3	(23.8)
PREFERRED STOCK DIVIDENDS	(1.4)		(3.9)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$86.1	$(4.8)	$116.4	$(23.8)

NET INCOME (LOSS) PER COMMON SHARE
Basic
Net income (loss)	$8.18	$(.47)	$11.31	$(2.33)
Preferred Stock dividends	(.13)		(.36)

Income (loss) applicable to common shares	$8.05	$(.47)	$10.95	$(2.33)

Diluted
Net income (loss)	$7.97	$(.47)	$11.08	$(2.33)
Preferred Stock dividends	(.13)		(.36)

Income (loss) applicable to common shares	$7.84	$(.47)	$10.72	$(2.33)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	10,695	10,248	10,627	10,233
Diluted	10,983	10,248	10,860	10,233

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION

(UNAUDITED)

	(In Millions)
	September 30	December 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265.6	$67.8
Trade accounts receivable - net	65.4	9.5
Receivables from associated companies	23.3	5.9
Product inventories	112.0	129.7
Work in process inventories	19.6	14.4
Supplies and other inventories	55.1	58.7
Other	62.1	27.3

TOTAL CURRENT ASSETS	603.1	313.3
PROPERTIES	440.4	407.8
Allowances for depreciation and depletion	(153.7)	(137.3)

TOTAL PROPERTIES	286.7	270.5
OTHER ASSETS
Marketable securities	105.9	196.7
Long-term receivables	53.1	63.8
Deposits and miscellaneous	24.4	23.5
Intangible pension asset	15.6	15.6
Other investments	3.2	11.8

TOTAL OTHER ASSETS	202.2	311.4

TOTAL ASSETS	$1,092.0	$895.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$78.9	$64.7
Accrued employment cost	73.1	61.4
Accrued expenses	26.8	18.0
State and local taxes	16.0	12.6
Payables to associated companies	11.1	16.1
Environmental and mine closure obligations	8.2	10.2
Current portion of long-term debt		25.0
Other	28.2	17.9

TOTAL CURRENT LIABILITIES	242.3	225.9
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	87.6	135.2
OTHER POST-RETIREMENT BENEFITS	123.2	124.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	87.7	86.6
DEFERRED INCOME TAXES	19.5	34.5
OTHER LIABILITIES	48.8	40.5

TOTAL LIABILITIES	609.1	646.9
MINORITY INTEREST	27.0	20.2
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES	172.5
SHAREHOLDERS’ EQUITY
Common Shares - par value $1 a share
Authorized - 28,000,000 shares;
Issued - 16,827,941 shares	16.8	16.8
Capital in excess of par value of shares	76.9	74.3
Retained income	372.1	255.7
Accumulated other comprehensive income (loss), net of tax	(17.3)	56.4
Cost of 6,033,748 Common Shares in treasury (2003 - 6,329,926 shares)	(168.1)	(173.6)
Unearned compensation	3.0	(1.5)

TOTAL SHAREHOLDERS’ EQUITY	283.4	228.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092.0	$895.2

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Nine Months Ended
	September 30
	2004	2003
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income (loss)	$120.3	$(23.8)
Gain on sale of discontinued operation	(4.9)

Income (loss) from continuing operations	115.4	(23.8)
Depreciation and amortization:
Consolidated	21.2	21.2
Share of associated companies	1.4	2.8
Accretion of asset retirement obligation	3.5
Provision for customer bankruptcy exposures	1.6	7.5
Gain on sale of ISG common stock	(56.8)
Pensions and other post-retirement benefits	(25.8)	27.2
Gain on sale of assets	(3.2)	(6.7)
Other	2.4	(7.5)

Total before changes in operating assets and liabilities	59.7	20.7
Changes in operating assets and liabilities	(48.7)	(3.1)

Net cash from operating activities	11.0	17.6
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(35.6)	(15.3)
Share of associated companies	(3.3)	(1.0)
Proceeds from sale of ISG common stock	45.6
Proceeds from Rouge note	10.0
Proceeds from Weirton investment	3.8
Proceeds from sale of assets	3.4	8.4

Net cash from (used by) investing activities	23.9	(7.9)
FINANCING ACTIVITIES
Proceeds from Convertible Preferred Stock	172.5
Proceeds from stock options exercised	15.4
Contributions by minority interests	5.0	1.1
Repayment of long-term debt	(25.0)	(5.0)
Issuance costs of Convertible Preferred Stock	(6.4)
Repurchases of Common Stock	(2.6)
Preferred Stock dividends	(2.5)

Net cash from (used by) financing activities	156.4	(3.9)

CASH FROM CONTINUING OPERATIONS	191.3	5.8
CASH FROM DISCONTINUED OPERATION	6.5

INCREASE IN CASH AND CASH EQUIVALENTS	197.8	5.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67.8	61.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265.6	$67.6

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

NOTE B — ACCOUNTING POLICIES

     In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combinations.” EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment. The Company assesses impairment on economically recoverable ore utilizing existing technology. The release, which was effective for business combinations and impairment testing after March 31, 2004, did not have a significant impact of the Company’s consolidated financial results.

Cash Equivalents

     The Company considers investments in highly liquid debt instruments with an initial maturity of three months or less, or with put options exercisable in three months or less to be cash equivalents.

Stock Compensation

     Effective January 1, 2003, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock options, any future awards will be expensed over the stock options’ vesting period. The following illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period.

	(In Millions, Except Per Common Share)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Income (loss) attributable to common shares, as reported	$86.1	$(4.8)	$116.4	$(23.8)
Stock-based employee compensation:
Add expense included in reported results	4.0	1.2	8.3	1.9
Deduct fair value based method	(2.4)	(.6)	(5.1)	(1.8)

Pro forma income (loss) attributable to common shares	$87.7	$(4.2)	$119.6	$(23.7)

Income (loss) attributable to common shares:
Diluted - as reported	$7.84	$(.47)	$10.72	$(2.33)

- pro forma	$7.98	$(.41)	$11.02	$(2.32)

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

Revenue Recognition

     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we deliver the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts include provisions for supplemental revenue or refunds based on annual steel pricing. The Company estimates these amounts for recognition at the time of sale. Revenue for the first nine months of the year from product sales includes reimbursement for freight charges ($52.0 million in 2004 and $42.1 million in 2003) paid on behalf of customers and cost reimbursement ($105.7 million in 2004 and $57.3 million in 2003) from minority interest partners for their share of mine costs.

     Our rationale for delivering iron ore products to customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, thereby providing additional liquidity to our customers. Title and risk of loss do not pass to the customer until payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.

     Revenue is recognized on the sale of services when the services are performed.

     Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.

Issuance of Preferred Stock

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock will pay cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at a rate of 16.129 common shares per share of preferred stock, which is equivalent to an initial conversion price of $62.00 per share, subject to adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day (initially $68.20 per share); (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date the Company gives the redemption notice. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 2.8 million common treasury shares for possible future issuance for the conversion of the preferred stock. The Company’s shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require the Company to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of the Company’s senior unsecured notes in the first quarter of 2004. The Company has also used approximately $45.9 million to fund its underfunded pension plans through September 30, 2004 and intends to use at least an additional $.5 million for other pension funding in 2004. Additionally, the Company has contributed $11.5 million to its retiree healthcare accounts (“VEBAs”) in 2004 through the third quarter and will make an additional $1.7 million contribution in the fourth quarter 2004.

     On October 13, 2004, the Financial Accounting Standards Board ratified EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”. The consensus specified that the dilutive effect of contingently convertible debt and preferred stock (“CoCos”) should be included in dilutive earnings per share computations (if dilutive), regardless of whether the market price trigger has been met. Previously, CoCos were only required to be included in the calculation of diluted earnings per share when the contingency was met. The effective date for EITF 04-8 implementation is for reporting periods ending after December 15, 2004. Following is the pro forma effect on the Company’s diluted earnings per share for the third quarter and first nine months of 2004:

	(In Millions, Except Per Share)
	Three	Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
Net income	$87.5	$120.3
Diluted shares:
As reported	11.0	10.8
Contingently issuable	2.8	2.8

Pro forma shares	13.8	13.6

Net income per diluted share:
As reported	$7.97	$11.08

Pro forma	$6.36	$8.82

NOTE C — COMPREHENSIVE INCOME (LOSS)

     Following are the components of comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003:

	(In Millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net income (loss)	$87.5	$(4.8)	$120.3	$(23.8)
Other comprehensive loss:
Unrealized gain (loss) on securities — net of tax	10.2		(26.8)
Reclassification adjustment for gain included in net income — net of tax	(44.8)		(44.8)
Minimum pension liability			(2.1)

Total other comprehensive loss	(34.6)		(73.7)

Total comprehensive income (loss)	$52.9	$(4.8)	$46.6	$(23.8)

In the third quarter, the Company sold approximately 1.9 million shares of its directly-held International Steel Group, Inc. (“ISG”) common stock in market transactions totaling $62.1 million. The sales resulted in a gain of approximately $56.8 million pre-tax ($44.8 million after-tax), which was recorded in third quarter 2004 operating results. Since September 30, the Company sold an additional 2.9 million shares for $98.5 million. The Company continues to own 1.0 million shares of ISG stock (.4 million owned directly and .6 million through pension fund investments). The Company intends to continue selling ISG shares as market conditions warrant.

NOTE D – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The components of net periodic defined benefit pension expense and other postretirement benefit (“OPEB”) cost for the three months and nine months ended September 30, 2004 and 2003 were as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Service cost	$1.8	$2.6	$8.1	$8.8
Interest cost	11.7	8.9	31.0	29.3
Expected return on plan assets	(10.0)	(8.9)	(28.8)	(27.1)
Amortizations:
Unrecognized prior service costs	1.2	.4	2.0	1.4
Net actuarial losses	2.4	3.3	8.2	9.5
Amortization of net asset (obligations)	(1.0)	(1.0)	(3.0)	(3.0)

Total cost	$6.1	$5.3	$17.5	$18.9

Other Postretirement Benefit Costs

	(In Millions)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Service cost	$.9	$.8	$3.0	$3.3
Interest cost	5.3	5.9	15.0	16.2
Expected return on plan assets	(1.7)	(1.0)	(4.1)	(3.2)
Amortizations:
Unrecognized prior service costs (credits)	(1.3)	.1	(3.5)	(1.5)
Net actuarial losses	4.9	3.3	10.1	8.3
Amortization of net asset (obligations)	(1.0)	(.1)	(1.0)	1.3

Total cost	$7.1	$9.0	$19.5	$24.4

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In May 2004, FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits and requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods – retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FSP 106-2 and apply the retroactive transition method in the second quarter 2004. As a result, net OPEB cost reflects pre-tax cost reductions of approximately $1.8 million in the third quarter and $3.1 million through the first nine months of 2004. First quarter results have been restated to reduce the previously reported net loss by $.6 million, or $.05 per share. The full year pre-tax cost reduction is expected to approximate $4.1 million. Additionally, the accumulated post retirement benefit obligation (“APBO”) decreased $22.1 million.

     Pursuant to the new four-year labor agreements reached with the United Steelworkers of America effective August 1, 2004, OPEB expense for 2004 and the APBO have decreased $4.9 million and $46.2 million, respectively, to reflect negotiated plan changes, which capped the Company’s share of future retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company fund over $220 million into pension plans and VEBAs during the term of the contracts.

NOTE E – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

     At September 30, 2004, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $96.9 million, of which $8.2 million was classified as current. Payments in the first nine months of 2004 were $5.2 million (2003 — $5.1 million). Following is a summary of the obligations:

	(In Millions)
	September 30	December 31
	2004	2003
Environmental	$13.6	$15.5
Mine Closure
LTV Steel Mining Company	34.6	37.1
Operating mines	48.7	45.2

Total mine closure	83.3	82.3

Total environmental and mine closure obligations	$96.9	$97.8

Environmental

     The Company’s environmental liabilities of $13.6 million at September 30, 2004, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

     The environmental liability includes the Company’s obligations related to six sites which are independent of the Company’s iron mining operations, seven former iron ore-related sites, eight leased land sites where the Company is lessor and miscellaneous remediation obligations at the Company’s operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party; the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Pellestar site in Michigan, where significant site cleanup activities have taken place, and the Kipling and Deer Lake sites in Michigan.

Milwaukee Solvay Site

     In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003 and $1.9 million in the first nine months 2004 ($.5 million in the third quarter). At this time, the Company believes the requirements of the removal action have been substantially completed.

     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to thirteen other potentially responsible parties (“PRPs”). At this time, the nature and extent of the contamination, the required remediation, the total cost of the cleanup and the cost sharing responsibilities of the PRPs cannot be determined. The Company increased its environmental reserve for Milwaukee Solvay by $.7 million in the third quarter 2004 for potential additional exposure.

Kipling Furnace Site

     By letter dated November 19, 1991, the Michigan Department of Natural Resources, now the Michigan Department of Environmental Quality (“MDEQ”), notified the Company that it believed the Company was liable for contamination at the Kipling Furnace Site in Kipling, Michigan and requested that the Company voluntarily undertake actions to remediate the site. The Company owned and operated a portion of the site from approximately 1902 through 1925 when it sold the property to CITGO Petroleum Company (“CITGO”). CITGO in turn operated at the site and thereafter sold the northern portion of the site to a third party. This northern portion of the site was the location of the majority of the Company’s former operations. CITGO has been working formally with MDEQ to address the portions of the site impacted by CITGO’s operations on the property, which occurred between 1925 and 1986. CITGO submitted a remedial action plan in August 2003 to the MDEQ. However, the MDEQ subsequently rejected this remedial action plan as being inadequate.

     The Company responded to the 1991 letter by performing a hydrogeological investigation at the site pursuant to Michigan’s Natural Resources and Environmental Protection Act, which allows parties to conduct environmental response activity without state agency oversight. The Company’s initial investigation took place in 1996, with follow-up monitoring occurring in 1998 through 2003. The Company developed a proposed remedial action plan to address materials associated with its former operations at the site. The Company currently estimates the cost of implementing its proposed remedial action to be approximately $.3 million, which expenditures were previously provided in the Company’s environmental reserve. The Company has not yet implemented the proposed remedial action plan.

     By a letter dated June 10, 2004, the MDEQ made a new demand to both CITGO and the Company to take responsive activities at the property, including development and submittal of a remedial action plan to the MDEQ for approval. The Company met with the MDEQ to discuss this letter and submitted a response. Subsequently, the Company and CITGO agreed to cooperate in the development of a joint remedial action plan as encouraged by MDEQ. Additional investigative work at the site has been undertaken by CITGO. At this time, it is unclear whether the MDEQ, once it apprised of the Company’s response activities at the site to date, will require it to conduct further investigations or implement a remedial action plan going beyond what it has already developed internally. Conducting further investigations, revising the Company’s proposed remedial action plan, or implementing the plan, could result in much higher costs than currently anticipated.

Mine Closure

     The mine closure obligation of $83.3 million includes the accrued obligation at September 30, 2004 for a closed operation formerly known as the LTV Steel Mining Company, and for the Company’s active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $34.6 million at September 30, 2004, as a result of expenditures totaling $15.4 million since 2001 ($.8 million in the third quarter 2004).

     The accrued closure obligation for the Company’s active mining operations of $48.7 million at September 30, 2004 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002 and 2003. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate (primarily 10.25 percent). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.

     The following summarizes the Company’s asset retirement obligation liability:

	(In Millions)
	September 30	December 31
	2004	2003
Asset Retirement Obligation at Beginning of Year	$45.2	$36.1
Accretion Expense	3.4	3.6
Additional Ownership		2.4
Minority Interest	.1	1.0
Revision in Estimated Cash Flows		2.1

Asset Retirement Obligation at End of Period	$48.7	$45.2

NOTE F – SEGMENT REPORTING

     The Company operated in one reportable segment in 2004 and 2003 offering iron products and services to the steel industry.

NOTE G – INCOME TAXES

     The Company continues to maintain a deferred tax asset valuation allowance sufficient to fully reserve its net deferred tax asset due to the uncertainty regarding realization. At September 30, 2004, the allowance decreased to $97.2 million from $122.7 million at December 31, 2003. Based on current projections of profitability for the balance of 2004 and subsequent periods, reversal of the deferred tax asset valuation allowance is expected in the fourth quarter 2004. The reversal of the valuation allowance will be reflected as a credit to income tax expense in the Statement of Consolidated Operations.

NOTE H – LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at September 30, 2004, are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2004 (October 1 – December 31)	$.7	$5.0	$1.4	$8.6
2005	2.4	16.5	4.3	27.8
2006	2.1	11.5	3.1	19.7
2007	2.9	8.2	3.2	11.6
2008	.6	5.9	.6	6.8
2009 and thereafter	.6	4.9	.6	5.0

Total minimum lease payments	9.3	$52.0	13.2	$79.5

Amounts representing interest	1.4		1.7

Present value of net minimum lease payments	$7.9		$11.5

The Company’s share of total minimum lease payments, $61.3 million, is comprised of the Company’s consolidated obligation of $55.2 million and the Company’s share of unconsolidated ventures’ obligations of $6.1 million, principally related to Hibbing.

NOTE I – BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. WCI purchased 1.5 million tons, or 8 percent, of total tons sold in 2003 and has purchased 1.1 million tons, or 7 percent, of total tons sold in the first nine months of 2004. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004. On June 22, 2004, the Company tentatively reached agreement with the current owners of WCI, subject to Bankruptcy Court approval of their reorganization plan, to supply WCI for ten years beginning in 2005. On October 14, 2004, the Company and the current owners of WCI amended this tentative agreement to provide that the Company would supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, would supply one hundred percent of WCI’s requirements up to a maximum of two million tons of iron ore pellets. The new tentative agreement also is for a ten-year term beginning in 2005 and is also subject to Bankruptcy Court approval by November 16, 2004.

     On May 19, 2003, Weirton Steel Corporation (“Weirton”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton, a significant customer of the Company, purchased approximately .5 million tons, or 5 percent, of tons sold in the first half of 2004, and 2.8 million tons, or 14 percent, of tons sold for the full year of 2003. On April 22, 2004, the Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of ISG, and on May 18, 2004, ISG completed the acquisition of substantially all of the assets, including the power-related leased assets (discussed below), of Weirton. As part of the acquisition, ISG assumed the Company’s pellet sales contract with Weirton with some modifications. The contract term is for 15 years with the Company supplying the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter. The Company has sold .8 million tons to ISG-Weirton through September 30, 2004 under the assumed contract.

     The Company is a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, the Company wrote down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004;

the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (Company share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (Company share $.2 million) including interest at the rate of five percent over the next fifteen years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.

     On October 23, 2003, Rouge Industries, Inc. (“Rouge”) a significant pellet sales customer of the Company filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, has assumed the Company’s pellet sales contract with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012. The Company sold 3.0 million tons to Rouge in 2003 and 2.2 million tons in the first nine months of 2004. Additionally, in the first quarter 2004, Rouge repaid a $10 million secured loan balance outstanding plus accrued interest.

     On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled .8 million tons in the first nine months of 2004 and .1 million tons in the full year 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures. On September 24, 2004, Stelco obtained an extension of the stay period under its court-ordered restructuring process until November 26, 2004.

NOTE J – DISCONTINUED OPERATION

     On July 23, 2004, Cliffs and Associates Limited (“CAL”), an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to ISG. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. The Company recorded an after-tax gain of approximately $4.9 million related to this transaction in third quarter 2004. The gain is classified under “Discontinued Operation” in the Statement of Consolidated Operations. CAL may receive up to $10 million in future payments contingent on HBI production and shipments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS — 2004 AND 2003

     Net income was $87.5 million in the third quarter 2004 and $120.3 million for the first nine months compared to net losses of $4.8 million and $23.8 million in the third quarter and first nine months of 2003, respectively. Income attributable to common shares was $7.84 per share (all per share amounts are “diluted”) and $10.72 per share in the third quarter and first nine months of 2004, respectively, compared to net losses of $.47 per share and $2.33 per share for the third quarter and first nine months of 2003, respectively. Third quarter and nine month net income in 2004 include a $4.9 million after tax gain from the sale of a discontinued operation. (see NOTE J – DISCONTINUED OPERATION). The per share amounts for 2004 reflect the effect of preferred dividends of $1.4 million in the third quarter and $3.9 million in the first nine months related to the preferred stock issued in January 2004. Following is a summary of results:

	(In Millions, Except Per Common Share)
	Third Quarter		First Nine Months
	2004	2003	2004	2003
Income (loss) from continuing operations:
Amount	$82.6	$(4.8)	$115.4	$(23.8)
Per common share	7.53	(.47)	10.64	(2.33)
Gain from discontinued operation:
Amount	4.9		4.9
Per common share	.44		.44

Net income (loss):
Amount	87.5	(4.8)	120.3	(23.8)
Per common share	7.97	(.47)	11.08	(2.33)
Preferred stock dividends:
Amount	(1.4)		(3.9)
Per common share	(.13)		(.36)

Income (loss) attributable common shareholders:
Amount	$86.1	$(4.8)	$116.4	$(23.8)

Per common share	$7.84	$(.47)	$10.72	$(2.33)

Third Quarter

     Income from continuing operations was $82.6 million in the third quarter 2004 compared to a loss of $4.8 million for the third quarter 2003. Third quarter 2004 results reflected $25.2 million of income taxes compared to $.3 million in the third quarter 2003. Pre-tax income was $107.8 million in the third quarter 2004 compared to a pre-tax loss of $4.5 million in the same period in 2003. The $112.3 million improvement in pre-tax results was primarily due to the gain on the sale of 1.9 million shares of directly-held International Steel Group, Inc. (“ISG”) common stock, $56.8 million, and higher sales margins, $50.6 million. Following is a summary of the sales margin:

	(In Millions)
	Third Quarter
	2004	2003	Change
Sales (tons)	6.3	5.2	1.1

Revenue from product sales and services*	$299.4	$189.9	$109.5
Cost of goods sold and operating expenses*	241.5	182.6	58.9

Sales margin	$57.9	$7.3	$50.6

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

The increase in sales margin was principally due to higher pellet sales prices and record quarterly sales volume partially offset by higher production costs. Revenue from iron ore sales and services was $299.4 million in the third quarter 2004, an increase of $109.5 million, or 58 percent, from revenue of $189.9 million in the comparable 2003 period. The increase in sales prices accounted for $69.9 million of the revenue increase primarily reflecting the effect on term sales contract escalators of higher steel prices and an approximate 20 percent increase in international pellet prices. Third quarter sales revenue included approximately $16.5 million of revenue related to pricing adjustments on first half sales reflecting updated annual estimates of term sales contract escalators, primarily higher steel pricing. The 1.1 million ton, or 21 percent, increase in pellet sales volume in 2004 accounted for $39.6 million of the revenue increase reflecting the combined effect of increased customer demand and increased production capacity due to the acquisition and startup of United Taconite in December 2003. The 6.3 million tons sold in the third quarter was a quarterly sales record, surpassing the previous record of 5.9 million tons sold in the second quarter 2004. Aggregate cost of goods sold and operating expenses increased $58.9 million, or 32 percent, primarily due to increased production and sales volume, $38.1 million, and higher production costs, $20.8 million, including the adverse effect of higher energy and supply pricing, $4.9 million. Production costs were also impacted by $7.3 million in 2004 for cost associated with U.S. labor negotiations and the 14-week work stoppage at Wabush Mines.

     The pre-tax earnings increase was also favorably impacted by provision for customer bankruptcy exposure recorded in the third quarter 2003, $4.9 million, lower interest expense, $1.0 million, primarily reflecting the repayment of the senior unsecured notes in January 2004, and a third quarter 2003 restructuring charge of $6.2 million, partly offset by higher administrative selling and general expenses, $5.5 million, primarily reflecting the impact of the rising price of the Company’s common stock on stock-based compensation and higher professional service expenses, and lower other income, $.9 million, primarily lower non-strategic asset sales.

First Nine Months

     Income from continuing operations was $115.4 million in the first nine months of 2004 versus a loss of $23.8 million in the comparable 2003 period, representing an earnings increase of $139.2 million. Pre-tax income was $146.5 million in 2004, a $169.8 million improvement from the $23.3 million loss in 2003. The increase in pre-tax earnings was primarily due to increased sales margins, $109.8 million, and the gain on sale of ISG stock, $56.8 million. Following is a summary of the sales margin:

	(In Millions)
	First Nine Months
	2004	2003	Change
Sales (tons)	16.5	13.6	2.9

Revenue from product sales and services*	$720.8	$484.8	$236.0
Cost of goods sold and operating expenses*
Excluding production curtailments	617.3	484.2	133.1
Fixed costs of production curtailments	4.2	11.1	(6.9)

Total	621.5	495.3	126.2

Sales margin (loss)	$99.3	$(10.5)	$109.8

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interests.

The sales margin improvement of $109.8 million in the first nine months was principally due to an increase in sales prices and volume partially offset by higher production costs. Revenue from iron ore sales and services was $720.8 million in the first nine months 2004, an increase of $236.0 million, or 49 percent, from revenue of $484.8 million in the comparable 2003 period. The increase in sales prices accounted for $133.8 million of the revenue increase, primarily reflecting the effect on term sales contract escalators of higher steel prices and an approximate 20 percent increase in international pellet prices. The 2.9 million ton, or 21 percent, increase in pellet sales volume in 2004, accounting for $102.2 million of the revenue increase, was due to the combined effect of increased customer demand and increased production capacity due to the acquisition of United Taconite in December 2003. The 16.5 million tons sold in 2004 was a record for the first nine months. Aggregate cost of goods sold and operating expenses increased $126.2 million, or 25 percent, primarily due to increased production and sales volume, $104.4 million, and higher production costs, $21.8 million, including the adverse effect of higher energy and supply pricing, $9.7 million, costs associated with U.S. labor negotiations and the Wabush work stoppage, $7.3 million, and a $2.0 million unfavorable exchange rate effect reflecting the impact of a weaker U.S. dollar on the Company’s share of Wabush costs; partially offset by a $11.1 million fixed cost impact of the five-week production curtailment in 2003 at Empire and Tilden mines relating to loss of electric power due to flooding in the Upper Peninsula of Michigan. Considering the factors noted above, total year 2004 unit production costs are now expected to increase by approximately three percent from 2003.

Other factors contributing to the change in pre-tax earnings included:

•	Lower interest expense of $3.0 million primarily due to the repayment of the senior unsecured notes in January 2004.

•	A $6.2 million restructuring change in 2003 related to salaried staff reductions.

•	Lower customer bankruptcy expense of $5.9 million. The Company recorded $1.6 million of bankruptcy expense in 2004 compared to $7.5 million in 2003 relating to the Weirton Steel Corporation (“Weirton”) and WCI Steel Inc. (“WCI”) bankruptcies (see NOTE I – BANKRUPTCY OF CUSTOMERS).

•	Higher royalty and management fee income of $.7 million due to higher production at the Michigan mines and management fee from United Taconite.

•	Lower other income of $5.1 million primarily relating to non-strategic Michigan land sales in 2003.

•	Higher administrative, selling and general expense of $9.1 million principally reflecting the effect of the change in the Company’s common stock price on stock-based compensation and higher professional service expenses.

Sales and Production Volume

     Pellet sales in the third quarter 2004 were a quarterly record 6.3 million tons compared to 5.2 million tons in 2003. First nine months sales were 16.5 million tons, a first nine months record, versus 13.6 million tons in the first nine months 2003, with the majority of the sales increase resulting from sales to ISG and Ispat Inland Inc. (“Ispat Inland”). While there is uncertainty regarding the pellet requirements of customers, annual sales volume is forecasted to exceed 22 million tons in 2004 compared to sales of 19.2 million tons in 2003. The increase in sales volume for the first nine months and full year reflect the continuing impact of the Company’s business model and strong industry demand for pellets. Since 2001, the Company has been repositioning itself from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel customers by entering into long-term pellet sales contracts, supported by increased mine ownerships. During 2002, the Company increased its share of mine production capacity more than 50 percent, or approximately 7 million tons, and increased its capacity another 3.0 million tons with the acquisition of United Taconite in December 2003. With the return of production at Wabush, all mines are currently expected to operate at capacity for the balance of this year and 2005. The Company is planning to expand production capacity at United Taconite by at least 1,000,000 tons (Company share 700,000 tons) in 2005 and potentially a further 800,000 tons (Company share 560,000 tons) thereafter to a total annual production capacity of 6 million tons (Company share 4.2 million tons). Additionally, an expansion is planned to increase the Company’s wholly-owned Northshore Mining Company’s production capacity by 800,000 tons annually beginning mid-2005.

     On October 25, 2004, the acquisition of LNM Holdings N.V. and ISG by Ispat International N.V., the parent of Ispat-Inland, was announced. The merger, subject to shareholder and regulatory approvals, is expected to be completed by the end of the first quarter of 2005 resulting in the world’s largest steel company, renamed Mittal Steel Company N.V. ISG is currently the Company’s largest customer with total pellet sales in the first nine months 2004 of 6.3 million tons. Additionally, ISG is a 62 percent equity participant in Hibbing. The Company’s pellet sales to Ispat Inland in the first nine months 2004 totaled 2.0 million tons. Ispat Inland is a 21 percent equity partner in Empire. The Company’s sales to ISG and Ispat Inland are under agreements, which are not scheduled to expire for at least ten years. For the first nine months 2004 the combined sales to ISG and Ispat-Inland accounted for 50 percent of the Company’s sales volume and, including their equity share of Empire and Hibbing production, accounted for 51 percent of the Company’s managed production. The Company currently does not expect the merger to affect its relationships with ISG and Ispat Inland for the foreseeable future.

     The Company’s share of third quarter 2004 production was 5.6 million tons compared to 5.0 million tons in third quarter 2003. For the first nine months of 2004, the Company’s share of production was 15.7 million tons, 2.3 million tons above last year’s first nine months production of 13.4 million tons. Total iron ore pellet production at the Company’s managed mines was 8.0 million tons in the third quarter 2004 and 25.2 million tons in the first nine months of 2004, compared to 8.3 million tons and 22.4 million tons in the third quarter and first nine months of 2003, respectively. Forecasted year 2004 production is expected to be 34.7 million tons (Company share 21.9 million tons). Following is a summary of production tonnage (long tons of pellets) for 2004 and 2003:

	(Tons in Millions)
			First Nine		Total Year
	Third Quarter		Months		Estimate
	2004	2003	2004	2003	2004	2003
Empire	1.4	1.3	3.9	3.7	5.4	5.2
Tilden	2.1	2.2	5.6	5.2	7.9	7.0

Total Michigan Mines	3.5	3.5	9.5	8.9	13.3	12.2
Hibbing	2.2	2.1	6.2	6.0	8.2	8.0
Northshore	1.2	1.2	3.7	3.6	5.0	4.8
United Taconite	1.0		3.0		4.3	.1
Wabush	.1	1.5	2.8	3.9	3.9	5.2

Total	8.0	8.3	25.2	22.4	34.7	30.3

Company Share of Total	5.6	5.0	15.7	13.4	21.9	18.1

Labor Contracts

     In August 2004, employees at Empire and Tilden Mines in Michigan, and Hibbing Taconite and United Taconite Mines in Minnesota, represented by the United Steelworkers of America (“USWA”), ratified new four-year labor agreements which are comparable to other USWA contracts in the industry. The new agreements provide employees a nine percent wage increase over the next four years, and for the Company to put over $220 million into pension plans and retiree health care accounts (“VEBAs”)

during the term of the contracts. Accelerated funding of these plans will better secure employee post-employment benefits, and reduce the Company’s future years employment legacy costs. The agreements also provide that employees and future retirees share in health care insurance cost, with the Company’s share of future retirees health care premiums capped at 2008 levels for 2009 and beyond. In addition, the union agreed to certain workforce flexibility provisions and other work rule modifications that will improve productivity.

     On October 10, 2004, a new five-year labor agreement was ratified by the USWA, representing hourly employees at Wabush Mines in Canada. The new agreement provides for increases in wages and benefits which are expected to be largely offset by improved productivity associated with increased worker flexibility provisions. On July 5, 2004, the USWA initiated a strike that idled Wabush mining and concentrating facilities in Labrador, Newfoundland and pelletizing and shipping facilities in Pointe Noire, Quebec. As a result of the work stoppage Wabush lost approximately 1.7 million tons of production (Company share .5 million tons). Operations resumed on October 11, 2004.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company had cash and cash equivalents of $265.6 million. Following is a summary of cash activity for the first nine months 2004:

(In Millions)
Proceeds from issuance of preferred stock-net	$166.1
Net cash from operating activities before changes in Operating assets and liabilities	59.7
Proceeds from sale of ISG common stock	45.6
Higher payables and accrued expenses	25.5
Proceeds from stock options exercised	15.4
Proceeds from repayment of long-term note receivable	10.0
Contributions by minority interests	5.0
Increased receivables	(75.4)
Capital expenditures	(38.9)
Repayment of long-term debt	(25.0)
Other	3.3

Increase in cash and cash equivalents from continuing operations	191.3
Proceeds from sale of discontinued operation	6.5

Increase in cash and cash equivalents	197.8
Cash and cash equivalents at beginning of period	67.8

Cash and cash equivalents at end of period	$265.6

Included in net cash from operating activities before changes in operating assets and liabilities is $57.4 million of contributions to pension plans and VEBAs. The increase in receivables of $75.4 million principally reflected higher trade receivables, $55.9 million, primarily supplemental term sales contract revenue for which payments are due 45 days after the end of the quarter.

     At September 30, 2004, there were 3.5 million tons of pellets in inventory, .6 million tons lower than December 31, 2003, at a cost of $112.0 million, or a decrease of $17.7 million from December 31, 2003. Pellet inventory at September 30, 2003, was 4.4 million tons, or $135.0 million.

     Effective April 30, 2004, the Company entered into a $30 million unsecured revolving credit agreement, which expires on April 29, 2005. There have been no borrowings under the facility.

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock. The preferred stock pays cash dividends at the rate of 3.25 percent per annum. The Company utilized a portion of the $166.1 million net proceeds from the offering to retire the remaining $25.0 million of senior unsecured notes and $45.9 million to fund its underfunded pension plans and intends to use at least an additional $.5 million for other pension funding in 2004. The Company also contributed $11.5 million to its VEBA plans through the third quarter 2004 and will make an additional $1.7 million in the fourth quarter. The Company expects to use any remaining proceeds for working capital and other general corporate purposes, including capital expenditures, and potential increased investments in existing mines.

     The Company’s share of capital expenditures (including 2004 expenditures related to capacity expansion) at the six mining ventures and supporting operations is expected to approximate $69 million in 2004, with $38.9 million having occurred through September 30, 2004.

     During the third quarter, the Company approved capital expenditures for capacity expansion projects at its United Taconite and Northshore mines in Minnesota. Restart of the idled pellet furnace at United Taconite, expected to be brought on line in the fourth quarter of 2004, is estimated to cost approximately $22.7 million (Company share $15.9 million). The expansion will add approximately 1.0 million tons (Company share .7 million tons) to United Taconite’s annual production capacity. The Company also plans to re-start an idled furnace at Cliffs’ wholly-owned Northshore mine in mid-2005 at an estimated cost of approximately $30 million. The expansion will increase Northshore’s annual production capacity by approximately .8 million tons. A further expansion at United Taconite is being evaluated.

     In the third quarter, the Company sold approximately 1.9 million shares of its directly-held ISG common stock in market transactions totaling $62.1 million. The sales resulted in a gain of approximately $56.8 million pre-tax ($44.8 million after-tax), which was recorded in third quarter 2004 operating results. Since September 30, the Company sold an additional 2.9 million shares for $98.5 million. The Company continues to own 1.0 million shares of ISG stock (.4 million owned directly and .6 million through pension fund investments). The Company intends to continue selling ISG shares as market conditions warrant.

     In July 2004, the Company initiated a stock repurchase program for up to 1.0 million shares of its outstanding Common Stock. These purchases will be either Common Stock and/or Preferred Stock at the rate of one share of Preferred Stock equivalent to 16.129 shares of the Company’s Common Stock. In the third quarter the Company repurchased 50,000 shares at a cost of $3.8 million under this program.

Common Stock repurchased under this program will be retained as Treasury Stock for general corporate purposes. Following is a summary of common shares outstanding:

	2004	2003	2002
March 31	10,684,037	10,323,421	10,180,849
June 30	10,695,651	10,322,581	10,184,846
September 30	10,794,193	10,318,352	10,185,083
December 31		10,498,015	10,184,211

INCOME TAXES

     The Company continues to maintain a deferred tax asset valuation allowance sufficient to fully reserve its net deferred tax asset due to the uncertainty regarding realization. At September 30, 2004, the allowance decreased to $97.2 million from $122.7 million at December 31, 2003. Based on current projections of profitability for the balance of 2004 and subsequent periods, reversal of the deferred tax asset valuation allowance is expected in the fourth quarter 2004. The reversal of the valuation allowance will be reflected as a credit to income tax expense in the Statement of Consolidated Operations.

BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. WCI purchased 1.5 million tons, or 8 percent, of total tons sold in 2003 and has purchased 1.1 million tons, or 7 percent, of total tons sold in the first nine months of 2004. WCI continues to operate and purchase pellets from the Company. The Company’s sales contract with WCI expires at the end of 2004. On June 22, 2004, the Company tentatively reached agreement with the current owners of WCI, subject to Bankruptcy Court approval of their reorganization plan, to supply WCI for ten years beginning in 2005. On October 14, 2004, the Company and the current owners of WCI amended this tentative agreement to provide that the Company would supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, would supply one hundred percent of WCI’s requirements up to a maximum of two million tons of iron ore pellets. The new tentative agreement also is for a ten-year term beginning in 2005 and is also subject to Bankruptcy Court approval by November 16, 2004.

     On May 19, 2003, Weirton filed for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton, a significant customer of the Company, purchased approximately .5 million tons, or 5 percent, of tons sold in the first half of 2004, and 2.8 million tons, or 14 percent, of tons sold for the full year of 2003. On May 18, 2004, ISG completed the acquisition of substantially all of the assets, including the power-related leased assets (discussed below), of Weirton. As part of the acquisition, ISG assumed the Company’s pellet sales contract with Weirton with some modifications. The contract term is for 15 years with the Company supplying the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter. The Company has sold .8 million tons to ISG-Weirton under the assumed contract.

     The Company is a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, the Company wrote down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (Company share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (Company share $.2 million) including interest at the rate of five percent over the next fifteen years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.

     On October 23, 2003, Rouge Industries, Inc. (“Rouge”), a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, assumed the Company’s pellet sales contract with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012. The Company sold 3.0 million tons to Rouge in 2003 and 2.2 million tons in the first nine months of 2004. Additionally, in the first quarter 2004, Rouge repaid a $10 million secured loan balance outstanding plus accrued interest.

     On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled .8 million tons in the first nine months of 2004 and .1 million tons in the full year 2003. Stelco is a 44.6 percent participant in Wabush Mines and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing Taconite Company – Joint Venture and 15 percent of Tilden Mining Company L.C. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has met its cash call requirements at the mining ventures to date. The Company currently expects Stelco to continue its participation in the mining ventures. On September 24, 2004, Stelco obtained an extension of the stay period under its court–ordered restructuring process until November 26, 2004.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide OPEBs to most full-time employees who meet certain length of service and age requirements. The Company’s pension and medical costs (including OPEB) have increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs have been the predominant causes of the increases. The Company has taken actions to control pension and medical costs. Effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.

     Pursuant to the new four-year labor agreement reached with the USWA, effective August 1, 2004, OPEB expense for 2004 has decreased $4.9 million to reflect negotiated plan changes, which capped the Company’s share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company fund over $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.

     Year 2004 OPEB expense also reflects an estimated cost reduction of $4.1 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter 2004. Accordingly, first quarter 2004 results have been re-stated to reduce the previously reported net loss by $.6 million or $.05 per share.

     Following is a summary of the Company’s defined benefit pension and OPEB funding and expense for the years 2002 through 2005:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2002	$1.1	$7.2	$16.8	$21.5
2003	6.4	32.0	17.0	29.1
2004 (Estimated)	46.4	23.3	31.3	26.0
2005 (Estimated)	33.9	25.9	35.7	20.2

Year 2005 estimated pension and OPEB expense reflects a reduction in the discount rate from 6.25 percent to 5.75 percent.

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

     The value of the Company’s equity investment, $105.3 million at September 30, 2004, in common stock of ISG is subject to changes in market value as reflected in the trading price. This investment has been classified as an available-for-sale investment, and accordingly, changes in value have been recorded in Shareholders’ Equity. If the market price of the stock at September 30, 2004, were to increase or decrease 10 percent, the value of the investment would change approximately $11 million before taxes.

     The rising cost of energy is an important issue affecting the Company. Energy costs account for approximately 25 percent of production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. The Company’s strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At September 30, 2004, the notional amount of the outstanding forward contracts was $7.2 million (Company share — $5.6 million), with an unrecognized fair value loss of $.6 million (Company share — $.4 million) based on September 30, 2004 forward rates. The contracts mature at various times through December 2004. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $.7 million (Company share $.5 million).

     In the first half 2004 (prior to the July work stoppage), Wabush represented approximately 7 percent of the Company’s pellet production. Wabush operations are subject to currency fluctuations between U.S. and Canadian dollars. The Company currently does not hedge its exposure to currency exchange fluctuations. During 2003 and the first nine months 2004, the value of the Canadian dollar rose against the U.S. dollar, from $.64 U.S. dollars per Canadian dollar at the beginning of 2003 to $.76 U.S. dollars per Canadian dollar at September 30, 2004, an increase of 19 percent. The average exchange rate increased to $.75 U.S. dollars per Canadian dollar in the first nine months of 2004 from $.70 U.S. dollars per Canadian dollar in the first nine months of 2003, an increase of 7 percent. Exchange rates can fluctuate as a result of many factors that are difficult to predict. The Company does not believe that the recent increase in the U.S./Canadian exchange rate is a trend that will continue in the long-term; however, short-term U.S./Canadian exchange rate fluctuations cannot reasonably be predicted.

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

Mesabi Nugget Project

     In 2002, the Company agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at the Company’s Northshore Mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high iron content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feed stock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product has been used by four electric furnace producers and one foundry with favorable results. The Company’s contribution to the project through the pilot plant testing and development phase was $5.3 million, primarily contributions of in-kind facilities and services. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations with earliest environmental approval expected in the first half 2005. A decision to proceed on construction of a commercial plant has not been made.

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

     PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over-The-Counter in the U.S. under the symbol POMGF.OB. Its stock closed at $.23 per share on February 13, 2004. The Company is recognizing the $500,000 option payment and one million common shares (valued at $230,000 on the agreement date) under the deposit method. The shares are classified as available-for-sale with mark-to-market changes recognized in equity as other comprehensive income. At September 30, 2004, the market value of the shares was $590,000.

FORWARD-LOOKING STATEMENTS

Cautionary Statements

     This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	estimates of our economic iron ore reserves;

•	our business and growth strategies;

•	our financing plans and forecasts; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.

     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel, consolidation in the steel industry, cyclicality in the North American steel market and other factors, all of which could result in decreased demand for iron ore products;

•	use by North American steel makers of products other than domestic iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support rapid industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our term supply agreements with a limited number of customers as the steel industry consolidation continues (as evidenced by the recently announced merger affecting ISG and Ispat Inland);

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to several of our customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	increases in the cost or length of time required to complete capacity expansions;

•	inability of the capacity expansions to achieve expected additional production;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages;

•	the success of our cost reduction efforts.

     You are urged to carefully consider these factors and the “— Risks Relating to the Company” included in the Company’s 2003 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in the Company’s 2003 Annual Report on Form 10-K and in the Management’s Discussion and Analysis section of this report.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There have been no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company has been working diligently for the past 18 months on the documentation and testing of its internal controls over financial reporting in order to meet the requirements of Section 404 under the Sarbanes-Oxley Act of 2002 by December 31, 2004. The Company has completed a significant portion of its documentation and testing process and is continuing its efforts in earnest; however, at this time, the Company cannot be certain that it will, by December 31, 2004, meet all of the requirements necessary to avoid a finding of a significant deficiency or possibly a material weakness as of that date with respect to the remediation, documentation and testing of its internal controls related to information technology systems, particularly the information technology systems at United Taconite, which was acquired in December 2003.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Milwaukee Solvay Coke. The Company and two other entities signed an Administrative Order by Consent effective February 14, 2003 (“Consent Order”) that required the Company and the other signatories to perform certain above ground environmental cleanup activities involving the removal of asbestos containing materials, coal tars and related compounds located on the site. Essentially all of the environmental cleanup activities required under the Consent Order have been completed. A preliminary inspection of the site was performed by the U.S. Environmental Protection Agency (“EPA”) and the Wisconsin Department of Natural Resources on August 18, 2004. A final inspection is currently scheduled for late October. If the final inspection results in approval of the onsite work, a written report will be prepared and submitted to EPA. Once the final report is approved by EPA the Consent Order will be deemed satisfied.

     Unrelated to the Consent Order, on August 26, 2004, EPA sent letters to prior owners and operators of the site seeking information regarding historical operations. The request was under Section 104(e) of CERCLA and will likely be used by EPA to determine if further environmental investigation or remediation below the ground surface will be pursued. The Company was a recipient of the letter and is in the process of preparing a response.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	On August 13, 2004, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold four shares of common stock, par value $1.00 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $256.14 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Number of Shares	Maximum Number of
	(a)		Purchased as Part	Shares That May Yet
	Total Number of	(b)	of Publicly	be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	The Plans or
Period	(1)	Per Share $	Programs	Programs (2)
July 1-31, 2004	—	-0-	-0-	1,000,000
August 1-31, 2004	—	65.9145	4,000	996,000
September 1-30, 2004	—	76.2847	46,000	950,000

(1)	In the current reporting period, there were no purchases of common stock that reflected the transfer of common shares to the Company by employees in payment of the exercise price of employee stock options or in satisfaction of the tax withholding obligation upon vesting of restricted stock.

(2)	On July 13, 2004 the Company received the approval by the Board of Directors to repurchase up to an aggregate of one million shares of the Company’s outstanding Common Stock with such repurchases to include the Company’s 3.25 percent Redeemable Cumulative Convertible Perpetual Preferred Stock at the redemption rate of one share of Preferred Stock equivalent to 16.129 shares of the Company’s Common Stock. During this reportable quarter, only common shares have been repurchased at the then current market rate. There is no expiration date for the common stock repurchase plan.

Item 6. Exhibits

(a)	List of Exhibits – Refer to Exhibit Index on page 35.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date: October 28, 2004	By	Donald J. Gallagher

Donald J. Gallagher
Senior Vice President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit
4(a)	First Amendment to Credit Agreement, dated as of July 30, 2004, between Cleveland-Cliffs Inc and Fifth Third Bank	Filed Herewith

4(b)	Second Amendment to Credit Agreement, dated as of September 1, 2004, between Cleveland-Cliffs Inc and Fifth Third Bank	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs, as of October 28, 2004	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer, as of October 28, 2004	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs, as of October 28, 2004	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer, as of October 28, 2004	Filed Herewith