Form 10-K
period 2004-12-31
CLEVELAND CLIFFS INC
filed 2005-02-22
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-8944
Cleveland-Cliffs Inc
(Exact name of registrant as specified in its charter)

Ohio	34-1464672
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1100 Superior Avenue, Cleveland, Ohio (Address of principal executive offices)	44114-2589 (Zip Code)
Registrant’s telephone number, including area code: (216) 694-5700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $.50 per share Rights to Purchase Common Shares	New York Stock Exchange and Chicago Stock Exchange New York Stock Exchange and Chicago Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $28.20 per share (adjusted for the stock split of the registrant’s Common Shares effective as of December 31, 2004) as reported on the New York Stock Exchange — Composite Index was $577,616,980 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
      The number of shares outstanding of the registrant’s Common Shares, par value $.50 per share, was 21,641,999 as of February 16, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2005 are incorporated by reference into Part III.

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
      We manage and operate six iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 37.7 million tons of iron ore pellet production annually, representing approximately 46.1 percent of the current total North American pellet production capacity. Based on our percentage ownership of the mines we operate, our share of the rated pellet production capacity is currently 23.1 million tons annually, representing approximately 28 percent of total North American annual pellet capacity.
      The following chart summarizes the estimated annual production capacity and percentage of total North American pellet production capacity for each of the North American iron ore pellet producers as of December 31, 2004:
North American Iron Ore Pellet
Annual Rated Capacity Tonnage

	Current Estimated Capacity
	(Gross tons of raw ore	Percent of Total
	in thousands)	North American Capacity

All Cliffs’ Managed Mines	37,700	46.1%
Other U.S. Mines
U.S. Steel’s Minnesota Ore Operations
Minnesota Taconite	14,600	17.8
Keewatin Taconite	5,400	6.6

Total U.S. Steel	20,000	24.4
Minorca Iron Ore Mine	2,900	3.6

Total Other U.S. Mines	22,900	28.0

Other Canadian Mines
Iron Ore Company of Canada	12,300	15.0
Quebec Cartier Mining Co.	8,900	10.9

Total Other Canadian Mines	21,200	25.9

Total North American Mines	81,800	100.0%

We sell our share of iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions.
      We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customer’s blast furnaces as part of the steel making process. The variation in grades results from the specific chemical and metallurgical properties of the ores at each mine. Although the grade or grades of pellets currently delivered to each customer is based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace, in general our iron ore pellets can be used interchangeably. Industry demand for the various grades of iron ore pellets depends on each customer’s demand and changes from time to time. In the event that a given mine is operating at full capacity, the terms of most of our pellet supply agreements allow some flexibility to provide our customers iron ore pellets from different mines.
      Standard pellets generally require less processing, are normally the least costly pellets to produce and are called “standard” because no ground fluxstone (i.e., limestone, dolomite, etc.) is added to the iron ore concentrate before turning the concentrates into pellets. In the case of fluxed pellets, a fluxstone is added to the concentrate, which produces a pellet that will perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. “High manganese” pellets are the pellets produced by Wabush Mines, where there is more natural manganese in the crude ore compound than is found at our other operations. The manganese contained in the iron ore mined at Wabush cannot be entirely removed during the concentrating process. Wabush Mines produces pellets with two levels of manganese, with the lower manganese content being preferred by our customers.
      It is not possible to produce the pellets with identical physical and chemical properties from each of our mining and processing operations. The grade or grades of pellets purchased by and delivered to each customer are based on that customer’s preference.
      For the year ended December 31, 2004, we produced a total of 34.4 million tons of iron ore, including 21.7 million tons for our account and 12.7 million tons on behalf of the steel company owners in the mines.
Strategy
      The North American integrated steel industry has undergone and continues to undergo a restructuring process. This process is, in our view, producing a stronger, more productive industry principally through consolidation and some rationalization of less efficient capacity. The iron ore industry also has been restructuring to meet the changing needs of its customers. It has been our strategy to lead this consolidation process and to continue to improve the competitiveness of our operations.
      We have repositioned ourselves from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers. For example, in December 2003, together with Laiwu Steel Group, Ltd. (“Laiwu”) of China, we (through our newly formed joint venture, United Taconite LLC (“United Taconite”)) purchased the assets of Eveleth Mines LLC (“Eveleth Mines”) out of bankruptcy, which had previously been owned by AK Steel Corporation, Rouge Industries and Stelco Inc. (“Stelco”). In 2004, we initiated expansion projects at United Taconite and Northshore mines to expand annual capacity by approximately 1.0 million and .8 million tons, respectively. We continue to seek additional investment opportunities in iron ore mines.
      In addition to our own restructuring efforts, in 2003, U.S. Steel Corporation (“U.S. Steel”) acquired all of the assets of National Steel Pellet Company, which was renamed Keewatin Taconite. Furthermore, since the closure in 1998 of the Algoma Iron Ore Division near Wawa, Ontario, nearly all of Canada’s iron ore production has been at three mining operations: Iron Ore Company of Canada, Quebec Cartier Mining Co. and our Wabush Mines.
      During the steel industry restructuring dating back to the early 1980s, there have been intermittent periods of excess production capacity of iron ore and shrinking demand for iron ore from the North American steel industry. During those periods, many steel companies sought to limit their fixed capital commitments by reducing their direct interests in iron ore mines or entering into stand-alone long-term supply agreements for their iron ore needs. The steel companies that filed for bankruptcy protection were permitted to reject their ownership interests in their mines and to negotiate long-term supply agreements with iron ore producers to satisfy their iron ore requirements. As the North American iron ore industry restructured and consolidated to meet the raw material requirements of the consolidating steel industry, we led this restructuring by focusing on our strategic goal to be the pre-eminent supplier of iron ore to our customers. As discussed in “Customers,”

we have worked with our steel company partners to increase our ownership percentage in our mines in exchange for long-term supply agreements.

Our strategic objectives are to:

Expand Our Leadership Position in the North American Iron Ore Market
      We have substantially restructured the ownership interest in our mines largely by converting mine partners into customers with term supply agreements. Under our new operating strategy, royalty and management fee income has been replaced by profit margin on pellet sales. It is our goal to continue to expand our leadership position in the industry by focusing on high product quality, technical excellence, superior relationships with our customers and partners and improved operational efficiency through year-over-year cost reduction. By developing creative solutions for our customers during the recent industry restructuring, we have been able to generate term supply agreements with many of these companies, which have benefited and are expected to continue to benefit our market position. Our creative solutions include our acquisition of our partners’ interests in the mines and the assumption of certain mine liabilities, thereby allowing our partners to become our customers by entering into term supply agreements with us.

Increase Our Ownership of Mines in Which We Hold Joint-Venture Interests
      In recent years, we have increased our ownership interest in a number of mines. We believe that increasing our ownership interests in several of our mines will improve our ability to manage these mines to achieve sustainable, long-term efficient production. With a larger ownership position in a given mine, we are able to make operating and capital decisions faster and more efficiently, and we aspire to leverage this ability throughout the mines in which we have invested. As we increase our ownership in our managed mines, we can more readily share best practices through cross-mine teams, allowing us to increase operating efficiencies and decrease costs. With total or majority ownership of our mines, we can take advantage of synergies among operations by sharing staff and functions between operations. To this end, we have consolidated our Empire and Tilden operations and management in Michigan.

Seek Additional Iron Ore Mine Investment Opportunities
      We intend to continue to pursue investment and management opportunities to broaden our scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to leverage our expertise in mining and processing iron ore so that we may capitalize on global demand for steel and iron ore in areas such as China.
      Much of the current increase in global demand for steel is due to industrialization in countries such as China. China is seeking foreign supplies of the raw materials it needs to produce steel to build infrastructure, factories, hotels and other buildings and to manufacture motor vehicles and appliances. China’s increased demand for those materials, including iron ore pellets, has caused raw material prices around the globe to increase. Currently, China is the world’s largest steel producer, with approximately 30 percent of global steel production, and China’s steel production is expected to grow in 2005. Between 2000 and 2004, China increased its imports of iron ore by approximately 37 percent, according to industry reports. It has been reported that China has overtaken the United States as the largest consumer of iron ore, steel and copper, and currently accounts for between one-fifth and one-third of the world’s consumption of iron ore. We intend to capitalize on China’s industrial growth by acquiring well-located iron ore properties and obtaining agreements to supply China with iron ore on terms favorable to the Company.

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
      Currently, almost all North American iron ore pellets are consumed in blast furnaces, which is only the first step in the steelmaking process. The blast furnaces produce iron in molten form, which is further processed in basic oxygen furnaces where carbon is removed and steel scrap and other alloys are added to produce molten steel. The molten steel is then cast into steel shapes.
      As part of our efforts to develop alternative metallic products, we participated in Phase II of the Mesabi Nugget Project to construct a $16 million pilot plant, which was completed in May 2003, at our Northshore mine to test and develop Kobe Steel, Ltd.’s (“Kobe Steel”) technology for converting iron ore into nearly pure iron in nugget form. Other participants in the project include Kobe Steel, Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. The high-iron-content material could be used to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feed stock for the foundry industry.
      A technology currently licensed to us, in partnership with others, may make it possible to commercially produce a product in granular form comparable to the molten iron product produced by blast furnaces. The granular product, which we call iron nuggets, can be handled and transported easily and is suitable for delivering directly into a steelmaking furnace as a substitute for molten iron or scrap. Iron nuggets have fewer impurities than scrap metal. Most likely, the type of furnace that would use this material would be the electric arc furnace (“EAF”), which is the type of furnace used by the mini-mill steel segment. EAFs now comprise approximately 50 percent of all steelmaking capacity in North America.
      A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product has been used by four electric furnace producers and one foundry with favorable results. Our contribution to the project through the pilot plant testing and development phase was $5.3 million, primarily contributions of in-kind facilities and services. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at our Cliffs Erie site in Hoyt Lakes, Minnesota) with earliest environmental approval expected in the first half of 2005. A decision to proceed on construction of a commercial plant could be made in the first half of 2005. We would be the supplier of iron ore and have a minority interest in the first commercial plant.
Our Investment in ISG
      In 2002, we invested $17.4 million in common stock of International Steel Group, Inc. (“ISG”), which at the time represented approximately seven percent of ISG’s equity. In December 2003, after ISG completed an initial public offering for its common stock, the value of our investment increased to $196.7 million based on the December 31, 2003 closing price. The investment, which had trading restrictions through June 8, 2004, was treated as an “available-for-sale” security, and accordingly in 2003 the $179.3 million ($144.9 million after-tax) increase in value was recorded in “Other comprehensive income.” Prior to the public offering, the investment was accounted for by the “cost method.” In the second half of 2004, we sold our directly-held ISG common stock and recorded a gain of $152.7 million ($99.3 million after-tax).
Customers
      More than 95 percent of our product revenues are derived from sales of iron ore to the North American integrated steel industry, consisting of 14 current or potential customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements is largely dependent on customer requirements, and in a number of cases, we are the sole supplier of iron ore pellets to the customer. Each agreement has a base price that is adjusted over the life of the agreement using one or more adjustment factors. Factors that can adjust price include measures of general industrial inflation, steel prices and international pellet prices.

      During 2004 and 2003, we sold 22.6 million tons and 19.2 million tons of iron ore, respectively, from our share of the production of our iron ore mines and purchases from others. Sales in 2004 were to eight North American, one European and two Chinese steel producers.
      The following seven customers together accounted for a total of 94 percent of “Product sales and services” revenues for the years 2004 and 2003:

	Percent of
	Sales
	Revenues*

Customer	2004	2003

ISG	44%	29%
Algoma Steel Inc. (“Algoma”)	14	17
Severstal North America, Inc. (“Severstal”)	13	16
Ispat Inland Inc. (“Ispat Inland”)	10	8
WCI Steel Inc. (“WCI”)	6	7
Stelco Inc.	5	1
Weirton Steel Corporation (“Weirton”)	2	16

Total	94%	94%

*	Excluding freight and minority interest cost reimbursements.
      Our term supply agreements expire between 2007 and 2018. The weighted average duration is nine years:

•	Ispat Inland

We currently have a term supply agreement with Ispat Inland under which we are its sole outside supplier of iron ore pellets through 2014.

•	ISG

We have a 15-year supply agreement under which we are ISG’s sole supplier of iron ore pellets through 2016 for its Cleveland and Indiana Harbor Works. In December 2004, ISG and the Company amended the agreement. ISG is the combination of the assets of steel companies acquired out of bankruptcy: LTV Steel Corporation (“LTV Steel”), Bethlehem Steel Corporation (“Bethlehem Steel”), Acme Steel Corporation (“Acme Steel”), Weirton and Georgetown Steel Company.

•	Weirton

On May 19, 2003, Weirton filed for protection under chapter 11 of the U.S. Bankruptcy Code and on May 18, 2004, ISG acquired substantially all of the assets, including the power-related leased assets (discussed below), of Weirton. As part of the acquisition, ISG assumed our pellet sales contract with Weirton with some modifications. The contract term is for 15 years and we supply the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter through 2018.

We are a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which our share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, we wrote down our investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; we had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (our share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (our share $.2 million) including interest at the rate of five percent over the next 15 years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.

•	Mittal

On October 25, 2004, the acquisition of LNM Holdings N.V. and ISG by Ispat International, N.V., the parent of Ispat Inland, was announced. On December 17, 2004, Ispat International, N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel Company N.V. (“Mittal”). The merger with ISG, subject to shareholder approvals, is expected to be completed by the end of the first quarter of 2005, resulting in the world’s largest steel company. ISG is currently our largest customer with total pellet sales in 2004 of 8.9 million tons. In December 2004, ISG and the Company amended their sales agreement, which runs through 2016, to increase the base price and moderate the supplemental steel price sharing provisions. Additionally, ISG is a 62.3 percent equity participant in Hibbing Taconite Company — Joint Venture (“Hibbing”). Our pellet sales to Ispat Inland in 2004 totaled 2.6 million tons. Ispat Inland is a 21 percent equity partner in Empire Iron Mining Partnership (“Empire”). Our sales to ISG and Ispat Inland are under agreements that are not scheduled to expire for at least ten years. For 2004, the combined sales to ISG and Ispat Inland accounted for 51 percent of our sales volume and, including their equity share of Empire and Hibbing production, accounted for 52 percent of our managed production. We do not expect the merger to affect our relationships with ISG and Ispat Inland for the foreseeable future.

•	Algoma

We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016.

•	Severstal

We have a term supply agreement with Severstal under which we are the sole supplier of iron ore pellets to Severstal through 2012. On January 30, 2004 Severstal acquired substantially all of the assets of Rouge Industries, Inc., and assumed our term supply agreement with minor modifications. Severstal is the U.S. affiliate of OAO Severstal, Russia’s second largest steel producer.

•	WCI

On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, we had a trade receivable exposure of $4.9 million, which was reserved in the third quarter 2003. On October 14, 2004, we and the current owners of WCI reached tentative agreement that we would supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, would supply 100 percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a 10-year term beginning in 2005 and provides for the recovery of our $4.9 million pre-petition receivable plus $.9 million of pricing adjustment over time was approved by the Bankruptcy Court on November 16, 2004. The agreement provides the Company with a right to terminate the agreement after 2005 if a plan of reorganization is not confirmed before June 30, 2005 and consummated by July 31, 2005; in that event, the $5.8 million receivable would be due at the end of 2005.
      Our sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise. Our practice of delivering product to ports on the lower Great Lakes and/or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales.
      In 2004, 80 percent of our product revenues (79 percent in 2003) were derived from sales to our U.S. customers.
      Information regarding Operations, Competition, Environment, Energy, Research and Development and Employees is presented under the captions “Operations,” “Competition,” “Environment,” “Energy,” “Research and Development” and “Employees,” respectively, all of which are included in Item 2 and are incorporated by reference and made a part hereof.

Item 2.	Properties.
      The following map shows the locations of our mines:
      We directly or indirectly own and operate interests in the following six North American iron ore mines:

	Ownership Interest as of
	December 31,

Location and Name	2004	2003	2002

Michigan (Marquette Range)
Empire Iron Mining Partnership	79.0%	79.0%	79.0%
Tilden Mining Company L.C. (“Tilden”)	85.0	85.0	85.0
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	23.0	23.0	23.0
Northshore Mining Company	100.0	100.0	100.0
United Taconite	70.0	70.0
Canada (Newfoundland and Quebec)
Wabush Mines — Joint Venture	26.8	26.8	26.8
We increased our ownership in these mines (other than Northshore and United Taconite) in 2002 through assumption of the liabilities associated with the mine interests from their steel company owners.
      Empire Mine. The Empire Mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles west-southwest of Marquette, Michigan and is accessed via a paved road off State Highway 35. The mine has been in operation since 1963. We entered into an agreement with Ispat Inland effective December 31, 2002 that restructured the ownership of the Empire Mine. Under the agreement, we acquired the 25 percent interest rejected by LTV Corporation in its chapter 11 bankruptcy proceedings and a 19 percent interest from Ispat Inland. Currently, we manage the mine and have a 79 percent interest; Ispat Inland has a 21 percent interest in the mine and has the right to require us to purchase all of its interest under certain circumstances after 2007. We and Ispat Inland take our respective share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own directly approximately one-half of the remaining ore reserves at the Empire Mine and lease them to Empire. The Empire Mine leases the balance of its reserves from the other owners of such reserves. Over the past eight years, the Empire Mine has produced between 3.6 million tons and 8.4 million tons of iron ore pellets annually.
      Tilden Mine. The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. The main entrance to the Tilden mine is accessed by means of a paved road off of County Road 476. The Tilden mine has been in operation since 1974. On January 31, 2002, we increased our ownership of the Tilden mine to 85 percent by acquiring Algoma’s 45 percent interest in the mine and executing a term supply agreement under which we are Algoma’s sole supplier of iron ore pellets for 15 years. Currently, we manage the mine and have a 85 percent interest, and Stelco has a 15 percent interest in the mine. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Over the past eight years, the Tilden mine has produced between 6.0 million tons and 7.9 million tons of iron ore pellets annually.
      On January 29, 2004, Stelco applied for and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. At the time of the filing, we had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the Tilden, Hibbing and Wabush mining ventures to date. The Bankruptcy Court has extended the deadline for the submittal of bids to purchase Stelco until February 14, 2005. Stelco has received an extension of the stay period from February 11, 2005 to April 29, 2005.
      The Empire and Tilden mines are located adjacent to each other. Our recent increase in ownership of our Michigan mines has facilitated consolidation of operations and management, which will offer operational and cost benefits that were not achievable under the previous ownership structure. These benefits include a consolidated transportation system, more efficient employee and equipment operating schedules, reduction in redundant facilities and workforce and best practices sharing.
      Hibbing Mine. The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. The main entrance to the Hibbing mine is accessed by means of a paved road and is located off County Road 5. The Hibbing mine has been in operation since 1976. In 2002, we acquired from Bethlehem Steel an eight percent interest in the Hibbing mine, which increased our ownership to 23 percent. Currently, we manage the mine and have a 23 percent interest. ISG has a 62.3 percent interest and Stelco has a 14.7 percent interest in the mine. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Over the past eight years, the Hibbing mine has produced between 6.1 million tons and 8.3 million tons of iron ore pellets annually.
      Northshore Mine. The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi iron formation. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior, on U.S. Highway 61. The main entrance to the Northshore mine is accessed by means of a gravel road and is located off County Road 20. The Northshore mine has been in continuous operation since 1990. The Northshore mine began production under our management and ownership on October 1, 1994. Currently, we own 100 percent of the mine. Over the past eight years, the Northshore mine has produced between 2.8 million tons and 5.0 million tons of iron ore pellets annually.
      The Northshore mine has a long history. It was first discovered in 1871 and operated in the 1920’s as the Mesabi Iron Company, one of the first commercial attempts at mining taconite. The property was operated for over 30 years by Reserve Mining Co. (“Reserve”), one of the two pioneering large scale pellet operations in Minnesota. Poor economic conditions in the steel industry forced the shutdown and bankruptcy of Reserve in 1986. The Reserve assets were purchased by Cyprus Minerals in 1989, and the property restarted operation in 1990. We purchased the property from Cyprus Minerals in 1994.

      United Taconite. The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota, west of U.S. Highway 53. The main entrance to the United Taconite mine is accessed by means of a paved road and is located off Route 37. The mine has been operating since 1965. On November 26, 2003, the U.S. Bankruptcy Court for the District of Minnesota approved the purchase of the assets of Eveleth Mines by United Taconite. Eveleth Mines ceased mining operations earlier in 2003 and was acquired by United Taconite effective as of December 1, 2003. Currently, we manage the mine and hold a 70 percent interest; Laiwu holds a 30 percent interest. Over the past six years, the United Taconite mine has produced between 1.6 million tons and 4.4 million tons of iron ore pellets annually.
      Wabush Mines. The Wabush mine and concentrator is located in Wabush, Labrador, Canada, and the pellet plant is located in Pointe Noire, Quebec, Canada. The main entrance to the Wabush mine is accessed by means of a paved road and is located on Highway 530, about three miles west of the town of Wabush. The pellet plant is accessed by a paved road off Highway 138, about ten miles west of the town of Sept-Iles, Quebec. The Wabush mine has been in operation since 1965. In 1997, we acquired Ispat Inland’s interest in the Wabush mine. In August 2002, we acquired our proportionate share (approximately 4.05 percent) of the 15.09 percent interest rejected by Acme Metals Incorporated in its bankruptcy proceedings. As a result of these two events, we increased our ownership in the mine from 7.7 percent to 26.8 percent. We also manage the mine. Stelco has a 44.6 percent interest and Dofasco Inc. (“Dofasco”) has a 28.6 percent interest in the mine.

Transportation
      Railroads, one of which is wholly owned by us, link the Empire and Tilden mines with Lake Michigan at the loading port of Escanaba, Michigan and with the Lake Superior loading port of Marquette, Michigan. From the Mesabi Range, Hibbing pellets are transported by rail to a shiploading port at Superior, Wisconsin. United Taconite pellets are shipped by railroad to the port of Duluth, Minnesota. At Northshore, crude ore is shipped by a wholly-owned railroad from the mine to processing facilities at Silver Bay, Minnesota. In Canada, there is an open pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At the Wabush mine, concentrates are shipped by rail from the Scully mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, the United States and other international destinations or shipped as concentrates for sinter feed to Europe.

Internal Auditing
      We have a corporate policy relating to internal control and procedures with respect to auditing and estimating ore reserves. The procedures include the calculation of ore reserves at each mine by mining engineers and geologists under the direction of our Chief Mining Engineer. Our Chief Geologist and Manager of Mine Technology then compile and review the calculations and submit them to our Assistant Controller of Corporate Accounting. Our Assistant Controller of Corporate Accounting prepares the disclosures for our annual and quarterly reports based on those calculations and submits the draft disclosures to our Chief Geologist and Manager of Mine Technology for further review and approval. The draft disclosures are then reviewed and approved by our Chief Financial Officer and Chief Executive Officer before inclusion in our annual and quarterly reports. Additionally, the long-range mine planning and ore reserve estimates are reviewed annually by our Audit Committee. Furthermore, all changes to ore reserve estimates, other than those due to changes in production levels, are documented by our Chief Geologist and Manager of Mine Technology and are submitted to our Vice President of Operations for review and approval. Finally, we perform periodic reviews of long-range mine plans and ore reserve estimates at mine staff meetings and senior management meetings.

Operations
      During 2004 and 2003, we produced 21.7 million tons and 18.1 million tons, respectively, for our account and 12.7 million tons and 12.2 million tons, respectively, on behalf of the steel company owners of the mines. The 7.0 million ton increase in our share of tons produced in 2004 compared to 2002 principally reflected the acquisition in December 2003 and full year production in 2004 of United Taconite and increased customer demand. The following is a summary of total production and our share of that production:

	Total Production Tons
	in Millions(1)

Location and Name	2004	2003	2002

Michigan (Marquette Range)
Empire Iron Mining Partnership	5.4	5.2	3.6
Tilden Mining Company L.C.	7.8	7.0	7.9
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	8.3	8.0	7.7
Northshore Mining Company	5.0	4.8	4.2
United Taconite(2)	4.1	1.6	4.2
Canada (Newfoundland & Quebec)
Wabush Mines — Joint Venture	3.8	5.2	4.5

Total(3)	34.4	30.3	27.9

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Total production at United Taconite in 2003 and 2002 includes production of Eveleth Mines before it was acquired by United Taconite in the fourth quarter of 2003.

(3)	Excludes 4.2 million tons in 2002 and 1.5 million tons in 2003 produced by Eveleth Mines prior to its acquisition by United Taconite in the fourth quarter of 2003.

	Our Share of
	Production Tons in
	Millions(1)

Location and Name	2004	2003	2002

Michigan (Marquette Range)
Empire Iron Mining Partnership	4.2	4.0	1.1
Tilden Mining Company L.C.	6.7	6.0	6.7
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	1.9	1.8	1.5
Northshore Mining Company	5.0	4.8	4.2
United Taconite	2.9	.1
Canada (Newfoundland & Quebec)
Wabush Mines — Joint Venture	1.0	1.4	1.2

Total	21.7	18.1	14.7

(1)	Tons are long tons of pellets of 2,240 pounds.
Our business is subject to a number of operational factors that can affect our future profitability. Significant mining challenges include the following:

a) the uncertainties regarding mine life and estimates of ore reserves;

b) uncertainties relating to iron ore pricing and fluctuations in currency exchange rates;

c) unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources, equipment failures, unanticipated capital requirements and maintenance costs, or other unexpected events that could cause shutdowns or production curtailments for us or for our steel industry customers;

d) uncertainties relating to production costs, including increases in our costs of electrical power, fuel or other energy sources;

e) uncertainties relating to governmental regulation of our mines and processing facilities, including under environmental laws; and

f) uncertainties relating to labor relations.
A more detailed description of these risks is contained in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Risks Relating to the Company.”
      Mine Capacity and Iron Ore Reserves. The following is a table that reflects expected current annual capacity and economic ore reserves for our iron ore mines as of December 31, 2004. The estimated ore reserves and full production rates could be affected by, among other things, future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity of the ore reserves could require increases in capital and development expenditures. Alternatively, changes in economic conditions or in the expected quality of ore reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity or ore reserves. Our 2005 ore reserve estimates for our iron ore mines as of December 31, 2004 were estimated from fully-designed pits developed using three-dimensional modeling techniques. The fully-designed pit incorporates design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates.

		Tons in Millions(1)

			Mineral
			Reserves(2)(3)
					Mineral
		Current			Rights		Method of
	Iron Ore	Annual	Current	Previous			Reserve	Operating
Mine	Mineralization	Capacity	Year	Year	Owned	Leased	Estimation	Since	Infrastructure

Empire	Negaunee Iron Formation (Magnetite)	5.5	23	29	57%	43%	Geologic — Block Model	1963	Mine, Concentrator, Pelletizer
Tilden	Negaunee Iron Formation (Hematite/Magnetite)	8.0	273	280	100%	0%	Geologic — Block Model	1974	Mine, Concentrator, Pelletizer
Hibbing Taconite	Biwabik Iron Formation (Magnetite)	8.2	166	174	3%	97%	Geologic — Block Model	1976	Mine, Concentrator, Pelletizer
Northshore(4)	Biwabik Iron Formation (Magnetite)	4.8	315	320	0%	100%	Geologic — Block Model	1990	Mine, Concentrator, Pelletizer, Railroad
United Taconite(5)	Biwabik Iron Formation (Magnetite)	5.2	130	112	0%	100%	Geologic — Block Model	1965	Mine, Concentrator, Pelletizer
Wabush	Wabush Iron Formation (Hematite)	6.0	57	61	0%	100%	Geologic — Block Model	1965	Mine, Concentrator, Pelletizer, Railroad

	Total	37.7	964	976

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves.

(3)	We regularly evaluate our ore reserve estimates and update them as required in accordance with the SEC Industry Guide 7.

(4)	An expansion project has been initiated that is expected to increase annual production capacity by .8 million tons.

(5)	United Taconite purchased the mine assets out of bankruptcy on December 1, 2003 and resumed operations in late December. United Taconite’s ore reserves had been based on an estimate generated by the former owners dated June 2000, adjusted for production since that time. The 2005 ore reserves, which increased by 23 million tons, were based on and fully comply with our ore reserve estimation policy. Annual capacity includes the full year effect of the 2004 expansion projects.
General Information about the Mines
      Leases. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates.
      Exploration and Development. The Empire, Tilden, Hibbing, Northshore, United Taconite and Wabush mines are all open pit mines that are well past the exploration stage and are in production. Additional pit development is underway at each mine as required by long-range mine plans. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.
      The Biwabik, Negaunee, and Wabush Iron Formations are classified as Lake Superior type iron-formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and/or hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Chert is the predominant waste mineral present, with lesser amounts of silicate and carbonate minerals. The ore minerals readily liberate from the waste minerals upon fine grinding.
      Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models are then constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine designs.
      Mine Facilities and Equipment. Each of the mines has crushing, concentrating, and pelletizing facilities. The facilities at each site are in satisfactory condition, although they require routine capital and maintenance expenditures on an ongoing basis. Certain mine equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2004, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(Excluding Real Estate and
Construction in Progress), Net of
Applicable Accumulated
Location and Name	Amortization and Depreciation

(In millions)
Michigan (Marquette Range)
Empire Iron Mining Partnership	$129.0 (1)
Tilden Mining Company L.C.	220.5 (2)
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	439.6 (3)
Northshore Mining Company	78.2 (4)
United Taconite	6.4 (5)
Canada (Newfoundland & Quebec)
Wabush Mines — Joint Venture	355.4 (3)

Total	$1,229.1

(1)	Includes capitalized financing costs of $13.2 million, net of accumulated amortization.

(2)	Includes capitalized financing costs of $25.1 million, net of accumulated amortization.

(3)	Does not reflect depreciation, which is recorded by the individual venturers.

(4)	As noted above, the assets of the Northshore mine were purchased out of bankruptcy by Cyprus Minerals in 1989.

(5)	As noted above, the assets of Eveleth Mines were purchased out of bankruptcy by United Taconite in 2003.
We directly own approximately one-half of the remaining ore reserves at the Empire mine and approximately three percent of the reserves at the Hibbing mine, and lease or sublease the balance of the reserves from their owners. We own all of the ore reserves at the Tilden mine. The ore reserves at Northshore mine, United Taconite mine and Wabush Mines are owned by others and leased or subleased directly to those mines.
      The reduction in our ore reserve estimates for the Empire mine is due to the inability to develop effective mine plans that produce cost-justified combinations of production volume, ore quality and stripping requirements with our 2003 reserve base. A more detailed description of the reduction in ore reserve estimates for the Empire mine is contained in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Risks Relating to the Company.” The reduction in our ore reserve estimates for Wabush Mines is largely a reflection of increased operating costs, the impact of currency exchange rates and a reduction in maximum mining depth due to dewatering capabilities based on a hydroanalysis evaluation. Partially offsetting these impacts were higher Eastern Canadian pellet pricing and an increase in Wabush production to its capacity of six million tons per year. A more detailed description of the reduction in ore reserve estimates for Wabush Mines is contained in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Risks Relating to the Company.”
Competition
      We compete with several iron ore producers in North America, including Iron Ore Company of Canada, Quebec Cartier Mining Co. and U.S. Steel, as well as other steel companies that own interests in iron ore mines that may have excess iron ore inventories. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Brazil and Venezuela in competition with iron ore produced by us.
      As the North American steel industry continues to consolidate, a major focus of the consolidation is on the continued life of the integrated steel industry’s raw steel making operations, i.e., blast furnaces and basic oxygen furnaces that produce raw steel. Some steelmakers are importing semi-finished steel slabs as an alternative to using blast furnaces and basic oxygen furnaces to produce steel because of the costs associated with relining blast furnaces and maintaining coke ovens. These imported steel slabs can be converted and finished in the steelmaker’s downstream finishing facilities. If the trend continues, and more slabs are imported, the demand for pellets that are used primarily in blast furnaces would diminish. In addition, other competitive forces have become a large factor in the iron ore business. Electric furnaces built by “mini-mills,” which are steel recyclers, generally produce steel by using scrap steel, not iron ore pellets, in their electric furnaces.
      Competition among the sellers of iron ore pellets is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer.
Environment
      In the construction of our facilities and in their operation, substantial costs have been incurred and will be incurred to avoid undue effects on the environment. Our North American capital expenditures relating to environmental matters were $7.3 million in 2004 and $2.7 million in 2003. It is estimated that approximately $17.5 million will be spent in 2005 for capital investment in environmental control facilities.
      Generally, various legislative bodies and federal and state agencies are continually promulgating numerous new laws and regulations affecting us, our customers, and our suppliers in many areas, including waste discharge and disposal, hazardous classification of materials and products, air and water discharges, and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations would be reasonably expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of this expanding body of laws and regulations.

      The iron ore industry has been identified by the Environmental Protection Agency (the “EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. We must comply with the new requirements by no later than October 30, 2006. Our projected capital expenditures in 2005 and 2006 to meet the MACT standards are approximately $20 million, including $4 million related to the restart of Line 1 at United Taconite. In December 2003, we filed a Petition to Delist Taconite Iron Ore Processing from MACT under Section 112 of the Clean Air Act based upon extensive data analyses, human health and ecological risk assessments that are believed to demonstrate that a MACT regulation for taconite operations is not warranted. Typically, the EPA’s consideration of a petition is an iterative process extending over several months, with a longer period for controversial subjects. On January 23, 2004, the National Wildlife Federation, Minnesota Conservation Federation, Lake Superior Alliance and Save Lake Superior Association filed a petition for review of the EPA’s final MACT rule in the United States Court of Appeals for the District of Columbia. This petition challenged the EPA’s decision not to impose standards for mercury and asbestos and monitoring of formaldehyde from taconite indurating furnaces. We filed a petition to intervene in this case. Subsequently, the Court remanded to EPA the asbestos and mercury rules; no determination has yet been made regarding the monitoring of formaldehyde.
      Our environmental liability includes our obligations related to six sites which are independent of our iron mining operations, seven former iron ore-related sites, eight leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are federal and state sites where we are named as a potentially responsible party (“PRP”), such as the Milwaukee Solvay site described in “Item 3. Legal Proceedings,” the Rio Tinto mine site in Nevada, where significant site clean-up activities have taken place, and the Kipling, Deer Lake and Pellestar sites in Michigan.
      Pellestar. In February 2003, we received a Notice of Potential Liability from the EPA with respect to the Pellestar site, located in Negaunee Township, Marquette County, Michigan (the “Site”). The EPA advised us that we are considered to be a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). We, through a subsidiary, owned the Site from 1955 to 1986, at which time the Site was sold. During the period that we owned the Site, we operated a pilot plant facility for research and development activities on different pelletizing processes. Subsequent owners and operators conducted a variety of recycling activities on the Site. We are one of a number of PRPs relating to the Site. In the third quarter 2003, we, along with the other PRPs, entered into a proposed Administrative Order by Consent (a “Consent Order”), and the PRPs collectively retained a consultant to implement an EPA-approved Removal Action Plan (“RAP”) at the Site. Clean-up activities under the RAP have been completed. Our share of the cost of the clean-up was $.2 million. Our only outstanding obligation under the Consent Order is the payment of our share of EPA oversight costs, which have yet to be determined.
      For additional information on our environmental matters, see “Item 3. Legal Proceedings” and Note 5 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2004.
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
      Silver Bay Power Company, an indirect wholly-owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements, has an interconnection agreement with

Minnesota Power, Inc. for backup power, and sells 40 megawatts of excess power capacity to Northern States Power Company under a contract that extends to 2011.
      Wabush Mines owns a portion of the Twin Falls Hydro Generation facility that provides power for Wabush’s mining operations in Newfoundland. We have a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.
      Process Fuel. We have contracts providing for the transport of natural gas for our United States iron ore operations. The Empire and Tilden mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. mines have the capability of burning natural gas, with higher recent natural gas prices, the pelletizing operations for the U.S. mines utilized alternate fuels when practicable. Wabush Mines has the capability to burn oil and coke breeze.
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
      We maintain research facilities in Ishpeming, Michigan at our Cliffs Technology Center. It was at these facilities that the current concentrating and pelletizing process was developed in the 1950s. This successful development allowed for what was once considered millions of tons of useless rock to be turned into an iron ore reserve that provides the basis for our operations today. Today our engineering and technical staffs are engaged in full-time technical support of our operations and improvement of existing products.
      As discussed above under “Item 1. Business,” in 2002, we agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at our Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feed stock for the foundry industry.
      The technology currently licensed to us, in partnership with others, may make it possible to commercially produce a product in granular form comparable to the molten iron product produced by blast furnaces. The granular product, which we call iron nuggets, can be handled and transported easily and is suitable for delivery directly into a steelmaking furnace as a substitute for molten iron or scrap. Iron nuggets have fewer impurities than scrap metal. Most likely, the type of furnace that would use this material would be the EAF, which is the type of furnace used by the minimill steel segment. EAFs now comprise approximately 50 percent of all steelmaking capacity in North America.
      A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product has been used by four electric furnace producers and one foundry with favorable results. Our contribution to the project through the pilot plant testing and development phase was $5.3 million, primarily contributions of in-kind facilities and services. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at our Cliffs Erie site in Hoyt Lakes, Minnesota) with earliest environmental approval expected in the first half of 2005. A decision to proceed on construction of a commercial plant could be made in the first half of 2005; we would be the supplier of iron ore and have a minority interest in the first commercial plant.
Employees
      As of December 31, 2004, there were a total of 3,777 employees:

Mining Operations	Salaried	Hourly	Total

Empire/ Tilden(1)	157	998	1,155
Hibbing	127	582	709
Northshore	138	351	489
Wabush	156	576	732
United Taconite	66	365	431
LS&I Railroad	12	121	133
Corporate/ Support Services	126	2	128

Total(2)	782	2,995	3,777

(1)	We combined the workforces of the Empire and Tilden mines for administrative purposes in 2003.

(2)	Includes our employees and the employees of the joint ventures.
      Hourly employees at our mining operations (other than Northshore) are represented by the United Steel Workers of America (“USWA”) under collective bargaining agreements. In August 2004, four-year labor agreements were ratified between each of the Hibbing, Tilden, United Taconite and Empire mines and the USWA covering the period to August 1, 2008. Also, in October 2004, we entered into a five-year agreement with the USWA covering the employees of the Wabush mine, which expires on March 1, 2009. Hourly employees of one of our wholly owned railroads are represented by six unions with labor agreements expiring at various dates.
      Our safety systems, which reflect the shared commitment of management and employees to the prevention of incidents and illnesses, continue to pay off in improved performance. Demonstrating this commitment, we established a safe production goal of a 25 percent reduction in the reportable incident rate to 2.0 per 200,000 employee hours worked for 2004. Although the target was not achieved, overall safety performance was again the best in our history. The frequency rate as defined by the Mine Safety and Health Administration (“MSHA”) for total reportable incidents was 2.41 per 200,000 employee hours worked, an improvement of 11 percent from 2003 and 38 percent from 2002. According to MSHA, the industry frequency rate for total reportable incidents for U.S. mines, mills and shops (excluding coal) was 3.99 per 200,000 employee hours worked in 2004. Our frequency rate for lost-time incidents was 1.4 per 200,000 employee hours worked, unchanged from 2003 and a 26 percent improvement from 2002.

Item 3.	Legal Proceedings.
      We and certain of our subsidiaries are involved in various claims and ordinary routine litigation incidental to our businesses, including claims relating to the exposure to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. It is possible that some of these claims and proceedings could be decided unfavorably. Unfavorable outcomes or settlements or adverse media coverage could encourage the commencement of additional similar litigation. We continue to monitor our claims and litigation expense but believe, based on currently known information, that resolution of currently pending claims and proceedings are unlikely in the aggregate to have a material adverse effect on our consolidated financial statements.
      Maritime Asbestos Litigation. The Cleveland-Cliffs Iron Company (“Iron”) and/or The Cleveland-Cliffs Steamship Company, or both, which are our subsidiaries, have been named defendants in 479 actions brought from 1986 to date by former seamen (or their administrators) in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. In a significant majority of the cases, our entities are co-defendants with a number of other shipowners whose employees worked on our entities’ vessels and the vessels of such other shipowners, as well as shipyards and manufacturers of asbestos-containing products. The general understanding among shipowners is that any liability in these cases will be divided according to the proportion of time served by such seamen on the respective owners’ vessels. There, however, can be no guarantees that all of these co-defendants are or will continue to be solvent. All these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against shipowners and other defendants. All of these cases have been administratively dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured, subject to self-insured retentions by the insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on these claims.
      Milwaukee Solvay Coke. In September 2002, we received a draft of a proposed Administrative Order by Consent from the EPA, for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of ours from 1973 to 1983, which predecessor we acquired in 1986. In January 2003, we completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Solvay Consent Order”) was entered into with the EPA by us, the new owner and another third party who had operated on the site. In connection with the Solvay Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify us for all costs and expenses in connection with the removal action. In the third quarter 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, we expended approximately $.9 million in the second half of 2003 and $2.1 million in 2004. At this time, we believe the requirements of the removal action have been substantially completed.
      On August 26, 2004, we received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost-sharing responsibilities of the PRPs cannot be determined. We increased our environmental reserve for Milwaukee Solvay by $.8 million in 2004 for potential additional exposure.
      Mountain West Mines. On May 4, 2004, Iron, a subsidiary of the Company, was sued along with two other defendants in the United State District Court for the District of Wyoming. The plaintiff, Mountain West Mines, Inc. (“Mountain West”), asserts that Iron and the other defendants are liable to it for a four percent overriding royalty interest on all yellowcake uranium produced from the Powder River Basin in Wyoming and sold by Iron or certain other entities with which Iron had conducted business. Mountain West is seeking a substantial but as yet uncertain amount from Iron. We are defending the Civil Action vigorously and have filed an answer denying any liability to Mountain West on any theory as well as a counterclaim seeking a declaration that Iron has no obligation to Mountain West. Discovery in the case is ongoing, and the case is set for trial on June 20, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with Cleveland-Cliffs Inc as of February 17, 2005	Age

J. S. Brinzo	Chairman, President and Chief Executive Officer	63
D. H. Gunning	Vice Chairman	62
W. R. Calfee	Executive Vice President — Commercial	58
D. J. Gallagher	Senior Vice President, Chief Financial Officer and Treasurer	52
R. L. Kummer	Senior Vice President — Human Resources	48
J. A. Trethewey	Senior Vice President — Business Development	60
      There is no family relationship between any of our executive officers, or between any of our executive officers and any of our Directors. Officers are elected to serve until successors have been elected. All of the above-named executive officers were elected effective on the effective dates listed below for each such officer.
      The business experience of the persons named above for the last five years is as follows:

J. S. Brinzo	Chairman and Chief Executive Officer, Cleveland-Cliffs Inc,
January 1, 2000 to June 30, 2003.
Chairman, President and Chief Executive Officer, Cleveland-Cliffs Inc,
July 1, 2003 to date.
D. H. Gunning	Consultant and Private Investor,
December 1997 to April 15, 2001.
Vice Chairman, Cleveland-Cliffs Inc,
April 16, 2001 to date.
W. R. Calfee	Executive Vice President — Commercial, Cleveland-Cliffs Inc,
October 1, 1995 to date.
D. J. Gallagher	Vice President — Sales, Cleveland-Cliffs Inc,
August 1, 1998 to July 28, 2003.
Senior Vice President, Chief Financial Officer and Treasurer,
Cleveland-Cliffs Inc,
July 29, 2003 to date.
R. L. Kummer	Vice President, Human Resources, Government and Public Affairs,
Kennecott Energy Company,
June 1, 1999 to August 31, 2000.
Vice President — Human Resources, Cleveland-Cliffs Inc,
September 5, 2000 to December 31, 2002.
Senior Vice President — Human Resources, Cleveland-Cliffs Inc,
January 1, 2003 to date.
J. A. Trethewey	Senior Vice President — Operations Services, Cleveland-Cliffs Inc,
June 1, 1999 to March 15, 2001.
Senior Vice President — Business Development, Cleveland-Cliffs Inc,
March 16, 2001 to April 23, 2003.
Senior Vice President — Operations Improvement, Cleveland-Cliffs Inc,
April 24, 2003 to May 31, 2004.
Senior Vice President — Business Development, Cleveland-Cliffs Inc,
June 1, 2004 to date.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Information
      Our Common Shares (ticker symbol CLF) are listed on the New York Stock Exchange. The shares are also listed on the Chicago Stock Exchange.
Common Share Price Performance and Dividends
      All per share information has been adjusted retroactively to reflect the two-for-one stock split effective December 31, 2004.

		Price Performance

		2004		2003
	Dividends
	2004	High	Low	High	Low

First Quarter	$	$34.04	$21.28	$10.81	$9.28
Second Quarter		33.84	19.71	9.95	7.38
Third Quarter		40.25	25.03	13.65	8.68
Fourth Quarter	.10	53.56	33.35	27.20	12.80

Year	$.10	53.56	19.71	27.20	7.38

      At February 16, 2005, we had 1,769 shareholders of record. No dividends were paid in 2003.
Issuer Purchases Of Equity Securities
      The share information has been adjusted retroactively to reflect the two-for-one stock split effective December 31, 2004.

			(c)	(d)
			Number of Shares	Maximum Number
			Purchased as Part	of Shares that may
	(a)	(b)	of Publicly	yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased	per Share $	Programs	Programs(1)

October 1-31, 2004	-0-	-0-	-0-	1,900,000
November 1-30, 2004	70,000	38.4408	70,000	1,830,000
December 1-31, 2004	778(2)	52.12	-0-	1,830,000

(1)	On July 13, 2004, the Company received the approval from the Board of Directors to repurchase up to an aggregate of two million shares of the Company’s outstanding Common Shares, with such repurchases to include the Company’s 3.25% Redeemable Cumulative Convertible Perpetual Preferred Stock at the redemption rate of 1 share of Preferred Stock equivalent to 32.3354 Common Shares. During this reportable quarter, only Common Shares have been repurchased at the then current market rate. The repurchase program was suspended by the Board of Directors on January 11, 2005.

(2)	All repurchases by the Company in December represent shares repurchased from stock option recipients in lieu of cash payment for the exercise price of non-employee stock options.

Item 6.	Selected Financial Data.
Summary of Financial and Other Statistical Data
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	2004	2003	2002	2001	2000

Financial Data (In Millions, Except Per Share Amounts and Employees)
For The Year
Operating Income (Loss) From Continuing Operations (Pre-Tax)
Revenues From Product Sales and Services	$1,206.7	$825.1	$586.4	$319.3	$379.4
Cost of Goods Sold and Operating Expenses	(1,056.8)	(835.0)	(582.7)	(358.7)	(366.0)
Other Operating Income (Expense)	(31.9)	(38.4)	(65.4)	10.0	28.8

Operating Income (Loss)	118.0	(48.3)	(61.7)	(29.4)	42.2
Income (Loss) From Continuing Operations	320.5	(34.9)	(66.4)	(19.5)	26.7
Income (Loss) From Discontinued Operation	3.1		(108.5)	(12.7)	(8.6)

Income (Loss) Before Extraordinary Gain and Cumulative Effect of Accounting Changes	323.6	(34.9)	(174.9)	(32.2)	18.1
Extraordinary Gain		2.2
Cumulative Effect of Accounting Changes Income (Loss)(a)			(13.4)	9.3

Net Income (Loss)	323.6	(32.7)	(188.3)	(22.9)	18.1
Preferred Stock Dividends	(5.3)

Income (Loss) Applicable to Common Shares	318.3	(32.7)	(188.3)	(22.9)	18.1
Earnings (Loss) Per Common Share — Basic(b)
Continuing Operations	14.79	(1.70)	(3.29)	(.97)	1.29
Discontinued Operation	.15		(5.36)	(.63)	(.42)
Cumulative Effect of Accounting Changes and Extraordinary Gain		.10	(.66)	.46

Earnings (Loss) Applicable to Common Shares	14.94	(1.60)	(9.31)	(1.14))	.87
Earnings (Loss) Per Common Share — Diluted(b)
Continuing Operations	11.69	(1.70)	(3.29)	(.97)	1.28
Discontinued Operation	.11		(5.36)	(.63)	(.42)
Cumulative Effect of Accounting Changes and Extraordinary Gain		.10	(.66)	.46

Earnings (Loss) Per Common Share(b)(c)	11.80	(1.60)	(9.31)	(1.14)	.86
Total Assets	1,161.1	881.6	718.1	818.5	723.5
Debt Obligations Effectively Serviced(d)	9.6	34.6	67.4	173.9	74.0
Net Cash From (Used By) Operating Activities	(141.1)	42.7	40.9	28.9	31.6
Redeemable Cumulative Convertible Perpetual Preferred Stock	172.5
Distributions to Preferred Shareholders Cash Dividends	5.3
Distributions to Common Shareholders Cash Dividends
— Per Share(b)	.10			.20	.75
— Total	2.2			4.1	15.7
Repurchases of Common Shares	6.5				15.6
Pro Forma Results Assuming Accounting Changes Made Retroactively(e)
Net Income (Loss)			(188.3)	(23.7)	19.1
Per Share(b)
— Basic			(9.31)	(1.18)	.92
— Diluted			(9.31)	(1.18)	.91
Iron Ore Production and Sales Statistics (Millions of Gross Tons)
Production From Iron Ore Mines Managed by the Company	34.4	30.3	27.9	25.4	41.0
Company’s Share of Iron Ore Production	21.7	18.1	14.7	7.8	11.8
Company’s Sales Tons	22.6	19.2	14.7	8.4	10.4
Common Shares Outstanding (Millions)(b)
— Average for Year	21.3	20.5	20.2	20.2	20.8
— At Year-End	21.6	21.0	20.2	20.2	20.2
Employees at Year-End(f)	3,777	3,956	3,858	4,302	5,645

(a)	Effective January 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the recognition of pension expense.

(b)	On November 9, 2004, the Board of Directors of Cleveland-Cliffs Inc approved a two-for-one stock split of its Common Shares. The record date for the stock split was December 15, 2004, with a distribution date of December 31, 2004. Accordingly, all Common Shares and per share amounts have been adjusted retroactively to reflect the stock split. Additionally, all diluted per share amounts reflect the “as-if-converted” effect of the Company’s convertible preferred stock as required by Emerging Issues Task Force Consensus 04-8.

(c)	In 2003, the Company recognized a $2.2 million extraordinary gain in the acquisition of the assets of Eveleth Mines; $3.3 million acquisition and startup costs for this same mine, renamed United Taconite and $8.7 million of restructuring charges related to a salaried employee reduction program. Results for 2002 include $95.7 million and $52.7 million for impairment charges relating to a discontinued operation and impairment of mining assets, respectively. Results for 2000 include an after-tax $9.9 million recovery on an insurance claim, $5.2 million federal income tax credit, and a $7.1 million charge relating to a common stock investment (combined $.39 per share).

(d)	Includes the Company’s share of unconsolidated ventures and equipment acquired on capital leases; includes short-term portion.

(e)	The pro forma results include the effect on prior years for the retroactive impact of changes in accounting methods related to: (1) change in 2001 for the recognition of gains and losses on pension assets (gain of $1.8 million, or $.08 per share in 2000); and (2) adoption in 2002 of the asset retirement obligation (expense of $.8 million or $.04 per share in 2001, and $.8 million, or $.04 per share in 2000).

(f)	Includes employees of mining ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Two-for-One Stock Split
      On November 9, 2004, the Board of Directors of Cleveland-Cliffs Inc approved a two-for-one stock split of its Common Shares. The record date for the stock split was December 15, 2004 with a distribution date of December 31, 2004. Accordingly, all Common Shares, per share amounts, stock compensation plans and preferred stock conversion rates have been adjusted retroactively to reflect the stock split. Additionally, all diluted per share amounts reflect the “as-if-converted” effect of the Company’s convertible preferred stock as required by Emerging Issues Task Force Consensus 04-8.
Overview
      Cleveland-Cliffs Inc (including its consolidated subsidiaries, the “Company” or “Cliffs”) is the largest producer of iron ore pellets in North America and sells the majority of its pellets to integrated steel companies in the United States and Canada. The Company operates six iron ore mines located in Michigan, Minnesota, and Eastern Canada that currently have a rated capacity of 37.7 million tons of iron ore pellet production annually. The other iron ore mines in the U.S. and Canada have an aggregate rated capacity of 22.9 million tons and 21.2 million tons, respectively. Based on its percentage ownership in the mines it operates, Cliffs’ share of the rated pellet production capacity is currently 23.1 million tons per annum, representing approximately 28 percent of total North American pellet capacity.
      Prior to 2002, Cliffs principally held a minority interest in the mines it managed, with the majority interest in each mine held by various North American steel companies. Cliffs’ earnings were principally comprised of royalties and management fees paid by the partnerships, along with sales of its equity share of the mine pellet production. Faced with marked deterioration in the financial condition of many of its partners and customers, the Company embarked on a strategy to reposition itself from a manager of iron ore mines on behalf of steel company partners to primarily a merchant of iron ore through increasing its ownership interests in its mines.

      The Company’s increased mine ownerships combined with the explosive growth of steel and iron ore demand created by an expanding Chinese economy and consolidation of the North American steel industry has resulted in a most remarkable year in 2004. The Company’s strategic redirection and acceptance of additional risks of increased mine ownerships followed by significant increases in iron ore demand and pricing culminated in record profits in 2004, solid financial condition, and a strong base for future growth.
      The Company’s successful navigation through numerous customer and partner bankruptcies and corresponding consolidation of the North American steel industry has resulted in the Company emerging with new long-term supply agreements, at more favorable pricing, with steel company partners and customers that are financially stronger than their predecessors. One premier example is International Steel Group, Inc. (“ISG”), which acquired and consolidated several bankrupt steel companies. In 2002, the Company invested $13.0 million in ISG to support its acquisition of idled LTV Corporation (“LTV”) steelmaking assets, receiving a seven percent stake in return. The Company also entered into a 15-year term supply agreement to supply all of ISG’s pellet requirements for its Cleveland and Indiana Harbor plants. Later in 2002, the Company invested another $4.4 million to support ISG’s acquisition of the steelmaking assets of Acme Metals Incorporated (“Acme”) and invested another $10.7 million of pension trust assets to support ISG’s acquisition of Bethlehem Steel Corporation’s (“Bethlehem Steel”) assets in 2003. In conjunction with the acquisition of Bethlehem Steel, ISG acquired Bethlehem’s 62.3 percent equity interest in the Company-managed Hibbing mine. Through its investments in ISG, the Company received 5.9 million shares (5.1 million shares directly-held and .8 million shares held in its pension trust). In 2004, the Company realized a $152.7 million pre-tax ($99.3 million after-tax) gain on the sale of its 5.1 million shares of directly-held ISG common stock. The Company continues to own .1 million shares of ISG common stock in its pension trusts. Also in 2004, ISG acquired the bankrupt assets of Weirton Steel Corporation (“Weirton”) and Georgetown Steel Corporation. In conjunction with its acquisition of Weirton, ISG assumed the Company’s term supply agreement with Weirton with some modifications. ISG, currently the Company’s largest customer, recently agreed to merge with Mittal Steel, the parent company of Ispat Inland Inc. (“Ispat Inland”), another significant customer and 21 percent partner in the Company’s Empire mine. The merger is expected to close in the first quarter of 2005, creating the largest steel company in the world.
      Also in 2004, the Company dramatically improved its liquidity, initially through its January 2004 offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock. The proceeds from the issuance were utilized to repay the Company’s $25 million balance of its unsecured notes and to fund $76.1 million into its underfunded salaried and hourly pension plans and retiree healthcare accounts (“VEBAs”). Additionally, the proceeds from the sale of ISG stock and cash flow from operations provided the Company with the liquidity for required capital expenditures to maintain and expand its production capacity and to investigate opportunities to further its strategic growth objectives. In January 2005, the Company initiated an all-cash offer to purchase the outstanding shares of Portman Limited, a Western Australia-based iron ore mining and exploration company. If successful, the acquisition cost will be approximately U.S. $500 million. See “Offer to Purchase Portman Limited.” The Company also continues to investigate opportunities in North America, including Eastern Canadian and U.S. iron ore mines.
      The Company’s share of production in 2004 was a record 21.7 million tons. Mine operating costs on a per ton basis in 2004 increased by about 3.5 percent versus 2003 primarily due to energy, supply and royalty escalation (much of which was recovered in or was due to our sales contract escalators) and cost related to the U.S. labor negotiations and the fixed cost effect of the 14-week labor stoppage at Wabush Mines in Canada where we have a 26.83 percent ownership. From a safety standpoint, 2004 was the safest year on record in the Company’s 157-year history as measured by the Mine Safety and Health Administration total reportable incident frequency.
      The Company’s operating objectives are to maximize production, efficiency and productivity at its existing North American mines. All of the mines and processing facilities have been in existence for several decades and are energy and labor intensive operations. Energy comprises approximately 25 percent of our mine production costs. We continue to strive for employment productivity improvements to offset rising energy and employee medical and legacy costs. In that regard, employees at the Empire and Tilden mines in Michigan and the Hibbing Taconite and United Taconite mines in Minnesota, represented by the United

Steelworkers of America (“USWA”), ratified new four-year labor agreements that are comparable to other USWA contracts in the industry. The new agreements provide for wage increases and additional funding into employees pension plans and VEBAs in exchange for employees and future retirees sharing in healthcare insurance costs and certain other provisions that will continue to improve productivity. (See “Labor Contracts.”)
Key Operating and Financial Indicators
      Following is a summary of the Company’s key operating and financial indicators for the years 2004, 2003 and 2002:

	2004	2003	2002

Pellet Sales (Million Tons)	22.6	19.2	14.7
Revenues from Iron Ore Sales and Services (Millions)*	$998.6	$686.8	$510.8
Pellet Production (Million Tons)
Total	34.4	30.3	27.9
Company’s Share	21.7	18.1	14.7
Sales Margin (Loss)
Amount (Millions)	$149.9	$(9.9)	$3.7
Per Ton of Sales	$6.63	$(.53)	$.25
Income (Loss) from Continuing Operations
Amount (Millions)	$320.5	$(34.9)	$(66.4)
Per Share (Diluted)	$11.69	$(1.70)	$(3.29)
Net Income (Loss)
Amount (Millions)	$323.6	$(32.7)	$(188.3)
Per Share (Diluted)	$11.80	$(1.60)	$(9.31)

*	The Company also received revenues of $208.1 million, $138.3 million and $75.6 million in 2004, 2003 and 2002, respectively, related to freight and minority interest.
      Iron ore pellet sales in 2004 were a record 22.6 million tons, a 3.4 million ton or 18 percent, increase from the previous record 19.2 million tons sold in 2003. The sales increase primarily reflects the effect of new and revised agreements initiated in 2002 and 2003 consistent with the Company’s increased mine ownerships. Iron ore pellet production for Cliffs’ account was 21.7 million tons in 2004 versus 18.1 million tons in 2003. The 3.6 million ton, or 20 percent, increase was largely due to the full year production of United Taconite, which was acquired in December 2003, and higher production at all mines except Wabush.
      The Company’s increase in 2004 sales margin from 2003 was principally due to an increase in sales prices and volume and was partially offset by higher production costs. The increase in sales prices reflects the effect on term supply agreement escalators of higher steel prices and an approximate 20 percent increase in international pellet prices. Production costs were adversely affected by higher energy and supply pricing, costs associated with U.S. labor negotiations and Wabush work stoppage, and a $3.4 million unfavorable exchange rate effect reflecting the impact of a weaker U.S. dollar on the Company’s share of Wabush costs. On a year-over-year basis, these factors were partly offset by the fixed cost impact of the five-week production curtailment in 2003 at the Empire and Tilden mines relating to loss of electric power due to flooding in the Upper Peninsula of Michigan.
      The Company’s business is affected by a number of factors, which are described in detail below under “Risks Relating to the Company.” As the Company has increased its role as a merchant of iron ore to steel company customers, it has become more dependent on the revenues from its term supply agreements. Because its agreements are largely requirements contracts, those revenues are heavily dependent on customer consumption of iron ore. Customer requirements may be affected by increased use of iron ore substitutes, including imported semi-finished steel, customer rationalization or financial failure, and decreased North American steel production resulting from increased imports or lower steel consumption.
      Further, the Company’s sales are concentrated with relatively few customers. Unmitigated loss of sales would have a significantly greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume additional fixed costs and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a joint venture participant would accelerate substantial employment and mine shutdown costs.
Results of Operations
      Net income in 2004 was $323.6 million, including a $3.1 million after-tax gain from a discontinued operation, compared with a net loss in 2003 of $32.7 million. Included in the 2003 net loss was an extraordinary gain of $2.2 million relating to the United Taconite acquisition of the Eveleth mine assets in Minnesota in December 2003. Income in 2004 was $11.80 per diluted share compared with a net loss of $1.60 per diluted share in 2003. Following is a summary of results:

	(In Millions)

	2004	2003	2002

Income (loss) from continuing operations*	$320.5	$(34.9)	$(66.4)
Income (loss) from discontinued operation**	3.1		(108.5)

Income (loss) before extraordinary gain and cumulative effect of accounting changes**	323.6	(34.9)	(174.9)
Extraordinary gain**		2.2
Cumulative effect of accounting changes***			(13.4)

Net income (loss)
— amount	$323.6	$(32.7)	$(188.3)

— per share basic****	$14.94	$(1.60)	$(9.31)

— per share diluted	$11.80	$(1.60)	$(9.31)

Average number of shares (in thousands)
— basic	21,308	20,512	20,234
— diluted*****	27,421	20,512	20,234

*	Includes charges for impairments of mining assets of $5.8 million in 2004, $2.6 million in 2003 and $52.7 million in 2002, and an after-tax gain on sale of ISG common stock, $99.3 million in 2004.

**	Net of tax and minority interest.

***	Net of tax.

****	Adjusted for preferred dividend effect of $5.3 million.

*****	Includes 5.566 million shares for the weighted average of “as-if-converted” convertible preferred shares.
2004 Versus 2003
      Net income for the year 2004 was $323.6 million, or $11.80 per diluted share, compared with a net loss of $32.7 million, or $1.60 per diluted share, for the year 2003. Excluding the after-tax gain from a discontinued operation in 2004 of $3.1 million and the after-tax extraordinary gain in 2003 of $2.2 million relating to the United Taconite acquisition of the Eveleth mine assets in December 2003 (See Extraordinary Gain). Income from continuing operations in 2004 was $320.5 million, versus a loss of $34.9 million in 2003.

      The $355.4 million increase in income from continuing operations reflected improved pre-tax results of $320.8 million and lower income taxes of $34.6 million. The lower taxes in 2004 reflected a $113.8 million reversal of deferred tax valuation allowance partly offset by the current year’s tax provision. Included in the pre-tax increase of $320.8 million was $152.7 million relating to a gain on sale of directly-held ISG common stock and higher sales margins of $159.8 million. Following is a summary of the sales margin:

	(In Millions)

			Increase (Decrease)

	2004	2003	Amount	Percent

Iron ore pellet sales (tons)	22.6	19.2	3.4	18%

Revenues from iron ore sales and services*	$998.6	$686.8	$311.8	45%
Cost of goods sold and operating expenses*
Excluding production curtailments	843.5	685.6	157.9	23
Costs of production curtailments	5.2	11.1	(5.9)	(53)

Total Costs	848.7	696.7	152.0	22

Sales margin (loss)	$149.9	$(9.9)	$159.8	N/M

*	The Company also received revenues and recognized expenses of $208.1 million and $138.3 million in 2004 and 2003, respectively, for freight charges paid on behalf of customers and cost reimbursement from minority interest partners for their share of mine costs.

Revenues from Iron Ore Sales and Services
      Revenues from iron ore sales and services were $998.6 million in 2004, an increase of $311.8 million, or 45 percent, from revenues of $686.8 million in 2003. The increase was mainly due to higher sales prices and the 3.4 million ton, or 18 percent, increase in pellet sales volume in 2004. The increase in pellet sales in 2004 was due to higher demand by the integrated steel industry and increased production. The 22.6 million tons sold in 2004 was a record, surpassing the previous record of 19.2 million tons sold in 2003. The increase in sales price realization resulted from term supply agreement escalators, primarily higher steel prices and an approximate 20 percent increase in international pellet prices.

Cost of Goods Sold and Operating Expenses
      Cost of goods sold and operating expenses totaled $848.7 million in 2004, an increase of $152.0 million, or 22 percent, from $696.7 million in 2003, principally due to higher sales and production volume of $122.8 million, increased energy and supply pricing of $19.9 million, the fixed-cost effect of a 14-week labor stoppage at Wabush in third quarter 2004 of $5.2 million, a $3.4 million exchange rate effect due to the impact of a weaker U.S. dollar on the Company’s share of Wabush production costs, and $3.0 million related to 2004 U.S. labor negotiations. Operating costs in 2003 included an $11.1 million fixed-cost impact caused by a five-week production curtailment at the Empire and Tilden mines relating to the loss of electric power due to flooding in the Upper Peninsula of Michigan.

Sales Margin
      Sales margin in 2004 was $149.9 million versus a loss of $9.9 million in 2003. The sales margin improvement of $159.8 million in 2004 was principally due to an increase in sales prices and volume, and was partially offset by higher production costs.

Royalties and Management Fees
      Royalties and management fees from partners were $11.3 million in 2004, an increase of $.7 million from 2003. The increase was principally attributed to management fees from United Taconite production.

Impairment of Mining Assets
      In 2004 and 2003, the Company recorded additional Empire impairment charges of $5.8 million and $2.6 million, respectively, for current years’ fixed asset additions. Empire’s long-lived assets were impaired in 2002. Approximately $2.2 million of the 2004 Empire fixed asset additions were related to an increase in the asset retirement obligation reflecting a one year decrease in the estimated mine life due to a change in annual production levels.

Administrative, Selling and General Expenses
      Administrative, selling and general expenses in 2004 were $33.1 million, an increase of $8.0 million from 2003. The increase primarily reflects higher stock-based and incentive compensation of $8.5 million.

Restructuring Charge
      In third quarter 2003, the Company initiated a salaried reduction program as part of its cost-reduction initiatives. The action resulted in a reduction of 136 staff employees at its corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at the Company’s U.S. operations (prior to the acquisition of United Taconite). Accordingly, the Company recorded a restructuring charge of $8.7 million in 2003, which included non-cash pension and OPEB obligations of $6.2 million and one-time severance benefits of $2.5 million. Less than $1.6 million required cash funding in 2003 leaving a remaining severance liability of approximately $.9 million at December 31, 2003. In 2004, the Company expended $.7 million and recorded a credit of $.2 million in satisfaction of the obligation.

Provision for Customer Bankruptcy Exposures
      The Company recorded $1.6 million in the first quarter 2004 for customer bankruptcy exposures compared with $7.5 million in 2003 ($2.6 million and $4.9 million in the second and third quarter, respectively) relating to the Weirton and WCI Steel Inc. (“WCI”) bankruptcies. (See Customers for further discussion.)

Miscellaneous Expense (Income)
      Miscellaneous expense was $2.9 million in 2004, a decrease of $2.2 million from 2003 expenses of $5.1 million. The decrease primarily reflected lower coal retiree expense of $1.6 million, decreased business development costs of $1.0 million, and debt restructuring fees in 2003 of $.8 million partially offset by lower rental income of $.9 million.

Other
      Interest expense was $.8 million in 2004, a decrease of $3.8 million from 2003 interest expense of $4.6 million. The decrease principally reflected the repayment of the Company’s senior unsecured notes in January 2004.
      Other income of $4.2 million in 2004 was $2.9 million less than in 2003. The decrease primarily related to non-strategic Michigan land sales in 2003.

Income Taxes
      Through 2003, the Company maintained a valuation allowance to reduce its deferred tax asset in recognition of uncertainty regarding full utilization. In the fourth quarter of 2004, the Company determined, based on the existence of sufficient evidence, that it no longer required a valuation allowance other than $8.9 million, which may not be realized, related to net operating loss carryforwards of $25.4 million that will begin to expire in 2021, which are attributable to pre-consolidation separate return years of one of its subsidiaries. As a result, a $113.8 million adjustment to reduce the valuation allowance was credited to income. Excluding the $113.8 million valuation reversal, income tax expense in 2004 of $78.9 million was $79.2 higher than 2003 principally reflecting higher pre-tax income.

Extraordinary Gain
      Effective December 1, 2003, United Taconite, a newly formed company owned 70 percent by a subsidiary of the Company and 30 percent by a subsidiary of Laiwu Steel Group Limited (“Laiwu”) of China, purchased the assets of Eveleth Mines LLC in Minnesota. The purchase price was $3.0 million plus the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, the assets acquired exceeded the cost of the acquisition, resulting in an “extraordinary gain” of $2.2 million, net of $.5 million tax and $1.2 million minority interest.
2003 Versus 2002
      The net loss for the year 2003 was $32.7 million, or $1.60 per share, including the extraordinary gain of $2.2 million related to the United Taconite acquisition of the Eveleth mine assets in Minnesota in December 2003. The net loss in 2002 of $188.3 million, or $9.31 per share included a loss of $108.5 million from a discontinued operation, and a $13.4 million cumulative effect charge related to a change in the Company’s accounting method for recognizing estimated future mine closure obligations.
      The loss from continuing operations was $34.9 million in 2003 versus a loss of $66.4 million in 2002. The $31.5 million lower loss reflected improved pre-tax results of $22.1 million and lower income tax expense of $9.4 million principally due to establishing a deferred tax valuation allowance in 2002. The improvement in pre-tax results was primarily due to the $52.7 million charge for the impairment of mining assets in 2002; the impairment charge was $2.6 million in 2003. Partially offsetting the lower impairment charge was a $13.6 million decrease in sales margin, summarized as follows:

	(In Millions)

			Increase (Decrease)

	2003	2002	Amount	Percent

Iron ore pellet sales (tons)	19.2	14.7	4.5	31%

Revenues from iron ore sales and services*	$686.8	$510.8	$176.0	34%
Cost of goods sold and operating expenses*
Excluding production curtailment	685.6	486.5	199.1	41
Costs of production curtailments	11.1	20.6	(9.5)	(46)

Total costs	696.7	507.1	189.6	37%

Sales margin (loss)	$(9.9)	$3.7	$(13.6)	N/M

*	The Company also received revenues and recognized expenses of $138.3 million and $75.6 million in 2003 and 2002, respectively, for freight charges paid on behalf of customers and cost reimbursement from minority interest partners for their share of mine costs.

Revenues from Iron Ore Sales and Services
      Revenues from iron ore sales and services were $686.8 million in 2003, an increase of $176.0 million, or 34 percent, from revenues of $510.8 million in 2002. The 4.5 million ton, or 31 percent, increase in pellet sales volume in 2003 was due to the combined effect of increased customer demand, new term supply agreements (including the full-year effect of new agreements in 2002) and increased ownership interest in existing joint-venture mines. The 19.2 million tons sold in 2003 was a record, surpassing the previous record of 14.7 million tons sold in 2002. The increase in revenue also reflected an increase in sales price realization, which resulted from favorable term supply agreement price provisions and the mix of agreements.

Cost of Goods Sold and Operating Expenses
      Cost of goods sold and operating expenses totaled $696.7 million in 2003, an increase of $189.6 million, or 37 percent, from $507.1 million in 2002. Excluding fixed costs related to production curtailments, 2003 costs and expenses were $199.1 million, or 41 percent, higher than 2002, principally due to increased production and sales volume and higher production costs. The production cost increase reflected higher energy rates, increased pension and medical costs, throughput difficulties at the Michigan mines, an equipment outage at the Tilden operations in Michigan in December 2003, and the impact of the decreased U.S. exchange rate with Canada.
      Increased energy rates resulted in an approximate $17 million aggregate increase in costs in 2003 versus 2002. Similarly, increases in pension expense (excluding restructuring charges) per ton of production accounted for a cost increase in 2003 versus 2002 of more than $8 million, and higher medical costs (including OPEB increases) per ton of production contributed almost $5 million to the cost increase. The pension and OPEB increases are net of approximately $7 million of 2003 expense decreases related to the salaried plan modifications for certain U.S. salaried employees and retirees, which became effective July 1, 2003.
      On May 15, 2003, the failure of a dam in the Upper Peninsula of Michigan resulted in flood conditions, which caused production curtailments at the Empire and Tilden mines for approximately five weeks. While the flooding did not directly damage the mines, the mines were idled when Wisconsin Energy Corporation, which supplies electricity to the mines, was forced to shutdown its power plant in Marquette, Michigan. The mines returned to full production by the end of June; however, approximately 1.0 million tons of production was lost (Company’s share .8 million tons). The Company’s share of fixed costs related to the lost production was $11.1 million. The Company is pursuing a business interruption claim under its property insurance program. Production curtailments in 2002, due to market conditions, had a $20.6 million fixed cost effect.
      On November 26, 2003, the Tilden mine experienced a crack in a kiln riding ring that required the shutdown of its Unit #2 furnace in the pelletizing plant. As a result of the failure, Tilden’s production in 2003 decreased by ..3 million tons resulting in a 2003 loss of approximately $6 million, including the cost of the repair and the cost of accelerating planned 2004 maintenance into December 2003 to coincide with the riding ring repair. Year 2004 production was not significantly affected by the failure.

Sales Margin (Loss)
      The decrease in 2003 sales margin of $13.6 million reflected an increase in cost of goods sold and operating expenses (net of freight and minority interest) of approximately $73 million offset by the effect of higher production and sales volume of approximately $40 million and higher average sales revenue per ton of approximately $20 million. Our sales volume increased by 4.5 million tons or 31 percent. Production increased by 3.4 million tons or 23 percent.

Royalties and Management Fees
      Royalties and management fees from partners were $10.6 million in 2003, a decrease of $1.6 million from 2002. The decrease was principally due to the whole-year effect of the Company’s increased ownership in mines in 2002, partially offset by increased production.

Impairment of Mining Assets
      As a result of increasing production costs at Empire mine, revised economic mine planning studies were completed in the fourth quarter of 2002 and updated in the fourth quarter of 2003. Based on the outcome of these studies, the ore reserve estimates at Empire were reduced from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and 29 million tons at December 31, 2003. The Company concluded that the assets of Empire were impaired as of December 31, 2002, based on an undiscounted probability-weighted cash flow analysis. The Company recorded an impairment charge of $52.7 million to write-off the carrying value of the long-lived assets of Empire. In 2003, the Company recorded an additional impairment charge of $2.6 million for current-year fixed-asset additions.

Administrative, Selling and General Expenses
      Administrative, selling and general expenses in 2003 were $25.1 million, an increase of $1.3 million from 2002. The increase primarily reflects higher professional fees related to financing and business development activities and higher stock-based compensation partially offset by lower employment costs and incentive compensation. The increase in stock-based compensation of $4.3 million principally reflected the increase in the Company’s common share price in 2003.

Restructuring Charge
      In the third quarter of 2003, the Company initiated a salaried reduction program as part of its cost-reduction initiatives. The action resulted in a reduction of 136 staff employees at its corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at the Company’s U.S. operations (prior to the acquisition of United Taconite). Accordingly, the Company recorded a restructuring charge of $8.7 million in 2003. The charge is principally related to severance, pension and healthcare benefits with less than $1.6 million requiring cash funding in 2003.

Provision for Customer Bankruptcy Exposures
      As noted in the “Risks Relating to the Company,” three of the Company’s significant customers petitioned for protection under chapter 11 of the U.S. Bankruptcy Code in 2003. As a result, the Company recorded reserves totaling $7.5 million in the second and third quarters of 2003 related to its bankruptcy exposures.

Miscellaneous Expense (Income)
      Miscellaneous expense was $5.1 million in 2003, an increase of $1.2 million from 2002. The increase primarily reflected higher coal retiree expense of $2.0 million, an increase in litigation reserves of $.5 million and higher state and local taxes of $.4 million partially offset by lower debt-restructuring fees of $1.9 million.

Other
      Interest income of $10.6 million in 2003 was $5.8 million above 2002 interest income of $4.8 million. The increase primarily reflected interest on the long-term receivables from Ispat Inland and Rouge Industries Inc. (“Rouge”).
      Interest expense was $4.6 million in 2003, a decrease of $2.0 million from 2002 interest expense of $6.6 million. The decrease principally reflected lower average borrowing due to the repayment and cancellation of the Company’s $100 million revolving credit facility in October 2002 and repayment of a portion of the senior unsecured notes. The Company made senior unsecured note repayments of $15 million in December 2002, $5 million in June 2003, $25 million in December 2003 and the $25 million balance early in 2004.
      Other income of $7.1 million in 2003 was $.9 million higher than 2002. The increase primarily reflected higher sales of non-strategic assets in 2003 of $.8 million.

Income Taxes
      In the third quarter of 2002, the Company recorded a valuation allowance to fully reserve its net deferred tax assets in recognition of uncertainty regarding their realization. In 2003, the Company increased its deferred tax valuation allowance by $2.1 million to $122.7 million to offset increases in the deferred tax assets. The Company recorded an income tax credit of $.3 million, which was attributable to qualifying for a special refund of taxes paid in prior years, of $.9 million, partially offset by foreign, state and local taxes. The $9.1 million net tax expense in 2002 reflected the recognition of the valuation allowance net of a $4.4 million favorable adjustment of prior years’ tax liabilities.

Discontinued Operation
      In the fourth quarter of 2002, Cliffs exited the ferrous metallics business and abandoned its 82 percent investment in Cliffs and Associates Limited (“CAL”), an HBI facility located in Trinidad and Tobago. For the year 2002, Cliffs reported a loss from discontinued operation of $108.5 million, consisting of $97.4 million

($95.7 million in the third quarter) of impairment charges and $11.1 million of idle expense. No expense was recorded in 2003.
      On July 23, 2004, Cliffs and Outokumpu Technology GmbH (the 18 percent co-owner of CAL) sold the assets of CAL’s HBI facility to ISG. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. The Company recorded after-tax income of approximately $3.1 million related to this contract in 2004. The gain is classified under “Discontinued Operation” in the Statement of Consolidated Operations. CAL may receive up to $10 million in future payments contingent on HBI production and shipments.

Cumulative Effect of Accounting Changes
      Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 143, “Asset Retirement Obligations.” The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. As a result of the change in accounting method, the Company recorded a cumulative effect non-cash charge of $13.4 million, recognized on January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of its mining operations.
Cash Flow and Liquidity
      At December 31, 2004, the Company had cash and cash equivalents of $216.9 million. Following is a summary of 2004 cash flow activity:

(In Millions)

Proceeds from sale of ISG common stock	$170.1
Proceeds from issuance of preferred stock-net	165.9
Net cash from operating activities before changes in operating assets and liabilities	75.3
Higher payables and accrued expenses	20.4
Proceeds from stock options exercised	17.9
Proceeds from repayment of long-term note receivable	10.0
Contributions by minority interest	9.7
Investment in short-term marketable securities	(182.7)
Capital expenditures	(60.7)
Increased trade receivables	(44.6)
Repayment of long-term debt	(25.0)
Repurchases of common stock	(6.5)
Dividends — common and preferred stock	(6.1)
Other	(1.3)

Increase in cash and cash equivalents from continuing operations	142.4
Cash from discontinued operation	6.7

Increase in cash and cash equivalents	$149.1

      Following is a summary of key liquidity measures:

	At December 31
	(In Millions)

	2004		2003		2002

Cash and cash equivalents		$216.9		$67.8		$61.8

Marketable securities (short-term)		$182.7	$		$

Debt	$			$(25.0)		$(55.0)

Working capital		$476.7		$97.2		$106.8

Included in net cash from operating activities before changes in operating assets and liabilities is $76.1 million of contributions to pension plans and post-retirement benefits trusts and $57.1 million of income tax payments. The $182.7 million increase in marketable securities reflects the Company’s investment of surplus cash in highly-liquid short-term securities with put options. The increase in trade receivables of $44.6 million included supplemental term sales contract revenue based on annual steel pricing, on which payments are due in the first half of 2005.
      At December 31, 2004, there were 3.3 million tons of pellets in inventory, .7 million tons less than December 31, 2003, at a cost of $108.2 million, or a decrease of $21.5 million from December 31, 2003.
      The Company repaid the remaining principal balance on its senior unsecured notes of $25 million in January 2004. On April 30, 2004, the Company entered into a $30 million unsecured revolving credit agreement, which expires on April  29, 2005. There have been no borrowings under the facility.
      The Company realized $17.9 million from the exercise of stock options in 2004 and issued a total of 719,780 shares from treasury stock. The Company also repurchased 170,000 shares at a cost of $6.5 million relating to its two million share stock repurchase program; the repurchase program was suspended in January 2005.
      The Company anticipates that its share of capital expenditures related to the iron ore business, which was $60.7 million in 2004, will increase to approximately $135 million in 2005. The Company expects to fund its capital expenditures from available cash and current operations. The anticipated increase in capital expenditures is primarily due to capacity expansion projects at its United Taconite and Northshore mines in Minnesota. The United Taconite expansion project was brought on line with the restart of its idle pellet furnace in the fourth quarter of 2004 at a total cost of approximately $35 million, with 2004 expenditure of $13.3 million. The expansion will add approximately 1.0 million tons (Company share .7 million tons) to United Taconite’s annual production capacity. The Company also plans to re-start an idled furnace at its wholly-owned Northshore mine in the first quarter of 2005 at an estimated cost of approximately $30 million. The expansion will increase Northshore’s annual production capacity by approximately .8 million tons. A further expansion at United Taconite is being evaluated.
      In the third and fourth quarters of 2004, the Company sold 5.1 million shares of its directly-held ISG common stock in market transactions totaling $170.1 million. The sales resulted in a gain of $152.7 million pre-tax ($99.3 million after-tax). The Company continues to own ..1 million shares of ISG stock through pension fund investments.

Issuance of Preferred Stock
      In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at an adjusted rate of 32.3354 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at December 31, 2004, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the

Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at December 31, 2004; this threshold was met as of December 31, 2004); (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date the Company gives the redemption notice. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. The Company’s shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require the Company to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of the Company’s senior unsecured notes in the first quarter of 2004. The Company has also used approximately $63.0 million to fund its underfunded pension plans and contributed $13.1 million to its VEBAs in 2004.
Operations and Customers

Sales
      The Company’s pellet sales for the year 2004 were a record 22.6 million tons versus the previous record of 19.2 million tons sold in 2003. The increase in pellet sales in 2004 was due to higher demand by the integrated steel industry and increased production. The higher production primarily reflects production from United Taconite which was acquired in December 2003. The Company ended the year 2004 with 3.3 million tons of iron ore pellet inventory, a decrease of .7 million tons from 2003, reflecting the Company’s increased sales. The Company’s 2005 sales volume is projected to be a record 24 million tons, a seven percent increase from 2004. The Company is largely committed under term supply agreements, which are subject to changes in customer requirements. Revenue per ton from iron ore sales and services is dependent upon several price adjustment factors included in the Company’s term supply agreements, primarily the percentage change from 2004 to 2005 in the international pellet price for blast furnace pellets and Producers Price Indices (“PPI”), and one customer’s hot-rolled coil price realizations from a number of its operations. Following is the estimated impact to the Company’s average revenue per ton from iron ore sales and services (excluding freight and minority interest cost reimbursements) based on 2004 sales realization of $44.19 per ton:

	2005 Revenue Effect
	(Change from 2004)

		Price Per
	Percent	Ton

Potential Increase (Decrease):
Each 10 Percent Change in International Pellet Price	2.1%	$.93
Each 1 Percent Change in PPI — All Commodities	.4	.18
Each $10 Per Ton Change from $470 Per Ton Average Hot Rolled Coil Price Realization*	.6	.27
Known Year-Over-Year Increase**	3.6	1.59

*	Valid for decreases through $400 per ton; decrease of .1 percent per ton for each $10 from $400 to $380. No upper limit.

**	Increase represents a combination of contractual base price increase, lag year adjustments and capped pricing on one contract.
      One of the Company’s term supply agreements contains price collars, which limits the percentage increase or decrease in prices for our iron ore pellets during any one year to seven percent of the previous year’s contract price.

Customers
      On October 23, 2003, Rouge, a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, assumed the Company’s term supply agreement with Rouge with minimal modifications. The contract provides that the Company will be the sole supplier of iron ore pellets through 2012. The Company sold 3.3 million tons to Severstal/Rouge in 2004 and 3.0 million tons in 2003. Additionally, in the first quarter of 2004, Rouge repaid a $10 million secured loan balance outstanding plus accrued interest.
      On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was reserved in the third quarter of 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and purchased 1.5 million tons, or 8 percent of total tons sold in 2003. WCI continues to operate and purchase pellets from the Company. On October 14, 2004, the Company and the current owners of WCI reached tentative agreement that the Company would supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, would supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a 10-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million pre-petition receivable plus $.9 million of subsequent pricing adjustment over time, was approved by the Bankruptcy Court on November 16, 2004. The agreement provides the Company with a right to terminate the agreement after 2005 if a plan of reorganization is not confirmed before June 30, 2005 and consummated by July 31, 2005; in that event, the $5.8 million receivable would be due at the end of 2005.
      On May 19, 2003, Weirton filed for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton, a significant customer of the Company, purchased approximately ..5 million tons in 2004 through May 17, or 2 percent of all tons sold in 2004, and 2.8 million tons, or 14 percent of tons sold in 2003. On April 22, 2004, the Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of ISG, and on May 18, 2004, ISG completed the acquisition of substantially all of the assets, including the power-related leased assets (discussed below), of Weirton. As part of the acquisition, ISG assumed the Company’s term supply agreement with Weirton with some modifications. The contract term is for 15 years with the Company supplying the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter. The Company sold 1.4 million tons to ISG-Weirton in 2004 under the assumed contract.
      The Company is a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the Company’s share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, the Company wrote down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in the “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (Company share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (Company share $.2 million) including interest at the rate of five percent over the next 15 years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.
      On October 25, 2004, the acquisition of LNM Holdings N.V. and ISG by Ispat International, N.V., the parent of Ispat Inland, was announced. On December 17, 2004, Ispat International, N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel Company N.V. (“Mittal”). The merger with ISG, subject to shareholder approvals, is expected to be completed by the end of the first quarter of 2005, resulting in the world’s largest steel company. In December 2004, ISG and the Company amended their sales agreement, which runs through 2016, to increase the base price and moderate the supplemental steel price sharing provisions. ISG is currently the Company’s largest customer with total pellet purchases in 2004 of 8.9 million tons. Additionally, ISG is a 62.3 percent equity participant in Hibbing. The Company’s pellet sales to Ispat Inland in 2004 totaled 2.6 million tons. Ispat Inland is a 21 percent equity partner in Empire. The Company’s sales to ISG and Ispat Inland are under agreements which are not scheduled to expire for at least ten years. For 2004, the combined sales to ISG and Ispat Inland accounted for 51 percent of the Company’s sales volume and, including their equity share of Empire and Hibbing production, accounted for 52 percent of the Company’s managed production. The Company currently does not expect the merger to affect its relationships with ISG and Ispat Inland for the foreseeable future.
      On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled 1.2 million tons in 2004 and .1 million tons in 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date. The Court has extended the deadline for the submittal of bids to purchase Stelco until February 14, 2005. Stelco has received an extension of the stay period under its Court-ordered restructuring from February 11, 2005 to April 29, 2005.
Production
      Following is a summary of 2004, 2003 and 2002 mine production and Company ownership:

				Production
	Company’s Ownership			(Million Tons)

	December 31			Company’s Share			Total Production

	2004	2003	2002	2004	2003	2002	2004	2003	2002
Mine
Empire	79.0%	79.0%	79.0%	4.3	4.0	1.1	5.4	5.2	3.6
Tilden	85.0	85.0	85.0	6.6	6.0	6.7	7.8	7.0	7.9
Hibbing	23.0	23.0	23.0	1.9	1.8	1.5	8.3	8.0	7.7
Northshore	100.0	100.0	100.0	5.0	4.8	4.2	5.0	4.8	4.2
United Taconite*	70.0	70.0		2.9	.1		4.1	1.6	4.2
Wabush	26.8	26.8	26.8	1.0	1.4	1.2	3.8	5.2	4.5

Total Production**				21.7	18.1	14.7	34.4	30.3	27.9

*	Production in 2002 and 1.5 million tons produced during the first five months of 2003 occurred under the management of the previous mine owners and prior to the acquisition by United Taconite in December 2003.

**	Excludes United Taconite production under previous mine ownership.
The Company preliminarily expects total mine production in 2005 to be approximately 37 million tons; the Company’s share of production is currently estimated to be approximately 23 million tons. The increase in 2005 estimated production principally reflects higher production levels at all mines including capacity expansion projects at United Taconite and Northshore mines. Production schedules are subject to change in pellet demand. Production costs per ton are expected to increase between four percent and five percent from the 2004 cost of goods sold and operating expenses (excluding freight and minority interest) of $37.56 per ton.
      As discussed in “Cash Flow and Liquidity,” the Company commenced a capacity expansion program in the fourth quarter of 2004 at United Taconite that is expected to add approximately 1.0 million tons (Company’s share .7 million tons) to United Taconite’s annual production capacity and plans to re-start an idled furnace at its wholly-owned Northshore mine in the third quarter of 2005, which will increase Northshore’s annual production capacity by approximately .8 million tons. A further expansion at United Taconite is being evaluated.
Increased Mine Ownership

United Taconite
      Effective December 1, 2003, United Taconite purchased the ore mining and pelletizing assets of Eveleth Mines. Eveleth Mines had ceased mining operations in May 2003 after filing for chapter 11 bankruptcy protection on May  1, 2003. Under the terms of the purchase agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, the Company, after assigning appropriate values to assets acquired and liabilities assumed, was required to record an “extraordinary gain” of $2.2 million, net of $.5 million tax and $1.2 million minority interest. In conjunction with this transaction, the Company and its Wabush Mines venture partners entered into pellet sales and trade agreements with Laiwu to optimize shipping efficiency. Sales to Laiwu under these contracts totaled .2 million tons and .1 million tons in 2004 and 2003, respectively.

Empire Mine
      Effective December 31, 2002, the Company increased its ownership in Empire from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, the Company indemnified Ispat Inland from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat Inland of $120.0 million, recorded at a present value of $64.1 million at December 31, 2004 ($61.3 million at December 31, 2003) with $52.1 million classified as “Long-term receivable” with the balance current, over the 12-year life of the supply agreement. A subsidiary of Ispat Inland has retained a 21 percent ownership in Empire, which it has a unilateral right to put to the Company in 2008. The Company is the sole outside supplier of pellets purchased by Ispat Inland for the term of the supply agreement. Sales to Ispat Inland by the Company (over and above Ispat Inland’s equity share of Empire production) totaled 2.6 million tons and 1.4 million tons in 2004 and 2003, respectively.

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

Hibbing Mine
      In July 2002, the Company acquired (effective retroactive to January 1, 2002) an eight percent interest in Hibbing from Bethlehem Steel for the assumption of mine liabilities associated with the interest. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem Steel’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem Steel filed for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable of approximately $1.0 million, which has been written off. In May 2003, ISG purchased the assets of Bethlehem Steel, including Bethlehem Steel’s 62.3 percent interest in Hibbing.

Wabush Mines
      In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme Metals Incorporated, which had been under chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, the Company’s interest increased to 26.83 percent. Acme had discontinued funding its Wabush obligations in August 2001.
Effect of Mine Ownership Increases
      While none of the increases in mine ownerships during 2002 required cash payments, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Additional consolidated obligations assumed totaled approximately $163 million at December 31, 2002, primarily related to employment and legacy obligations at the Empire and Tilden mines, partially offset by non-capital non-current assets, principally the $58.8 million Ispat Inland long-term receivable. United Taconite’s acquisition of the Eveleth mine assets in December 2003 was for $3 million cash and assumption of certain liabilities, primarily mine-closure related environmental obligations.
Labor Contracts
      In August 2004, employees at the Empire and Tilden mines in Michigan and the Hibbing Taconite and United Taconite mines in Minnesota, represented by the United Steelworkers of America (“USWA”), ratified new four-year labor agreements that are comparable to other USWA contracts in the industry. The new agreements provide employees a nine percent wage increase over the next four years and for the Company and its partners to fund an estimated $220 million into pension plans and VEBAs during the term of the contracts. Accelerated funding of these plans will better secure employee post-employment benefits and reduce the Company’s future years’ employment legacy costs. The agreements also provide that employees and future retirees share in healthcare insurance cost, with the Company’s share of future retirees healthcare premiums capped at 2008 levels for 2009 and beyond. In addition, the union agreed to certain workforce flexibility provisions and other work rule modifications that will improve productivity.
      On October 10, 2004, a new five-year labor agreement was ratified by the USWA, representing hourly employees at Wabush Mines in Canada. The new agreement provides for increases in wages and benefits that are expected to be partially offset by improved productivity associated with increased worker flexibility provisions. On July 5, 2004, the USWA initiated a strike that idled Wabush mining and concentrating facilities in Labrador, Newfoundland and pelletizing and shipping facilities in Pointe Noire, Quebec. As a result of the work stoppage, Wabush lost approximately 1.7 million tons of production (Company share .5 million tons). Operations resumed on October 11, 2004.
Other Related Items
      The iron ore industry has been identified by the United States Environmental Protection Agency (the “EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. We must comply with the new requirements by no later than October 30, 2006. Our projected capital expenditures in 2005 and 2006 to meet the proposed MACT standards are approximately $20 million, including $4 million related to the restart of Line 1 at United Taconite.

Mesabi Nugget Project
      In 2002, the Company agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd. (“Kobe Steel”), Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at the Company’s Northshore Mine, to test and develop

Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feed stock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product has been used by four electric furnace producers and one foundry with favorable results. The Company’s contribution to the project through the pilot plant testing and development phase was $5.3 million, primarily contributions of in-kind facilities and services. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at the Company’s Cliffs Erie site in Hoyt Lakes, Minnesota) with earliest environmental approval expected in the first half of 2005. A decision to proceed on construction of a commercial plant could be made in the first half of 2005; the Company would be the supplier of iron ore and have a minority interest in the first commercial plant.

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
      Under terms of the agreement, the Company is providing technical assistance from the U.S., including a team residing in Venezuela and working at the pellet plant on a full-time basis. The objective of the contract is to assist current management in various operational functions including operations and process control, maintenance, safety, environmental, training, and quality control. The Company is receiving a fixed fee with additional amounts based on the level of production achieved. The agreement was effective April 1, 2004 and is for an initial term of five years.

PolyMet Option
      On February 16, 2004, the Company entered into an option agreement with PolyMet Mining Inc., a U.S. subsidiary of PolyMet Mining Corporation (collectively “PolyMet”), that grants PolyMet the exclusive right to acquire certain land, crushing, concentrating and other ancillary facilities located at the Company’s Cliffs Erie site in Minnesota.
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
      PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over-The-Counter in the U.S. under the symbol POMGF.OB. Its stock closed at $.23 per share on February 13, 2004. The Company is recognizing the $500,000 option payment and one million common shares (valued at $230,000 on the agreement date) under the deposit method. The shares are classified as available-for-sale with mark-to-market changes recognized in equity as other comprehensive income. At December 31, 2004, the market value of the shares was $515,000.

Strategic Investments
      The Company intends to continue to pursue investment and management opportunities to broaden its scope as a supplier of iron ore pellets to the integrated steel industry through the acquisition of additional mining interests to strengthen its market position. The Company is particularly focused on expanding its international investments to leverage its expertise in mining and processing iron ore to capitalize on global demand for steel and iron ore in areas such as China. The Company’s innovative United Taconite joint venture with Laiwu is one example of its ability to expand geographically by supplying pellets from Wabush Mines in Eastern Canada in exchange for Laiwu’s United Taconite pellets, and the Company intends to continue to pursue similar opportunities in other regions. In addition, the Company will continue to investigate opportunities in North America including Eastern Canadian and U.S. mines. In the event of any future acquisitions or joint-venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.
Offer to Purchase Portman Limited
      On January 11, 2005, the Company, through a wholly-owned subsidiary incorporated for the sole purpose of making an acquisition offer, announced an all-cash offer for the outstanding shares of Portman Limited (“Portman”), a Western Australia-based independent iron ore mining and exploration company. The Company’s offer (“Offer”) consisted of A$3.40 per share, or US$2.65 per share (assuming an exchange rate of A$1.28 equal to US$1.00), which will result in a total acquisition price of approximately US $500 million. The Offer has the support of Portman’s Board of Directors. If successful, the Company expects to fund the acquisition with existing cash and borrowings under its revolving credit facility. The Company has hedged its potential foreign exchange exposure through the acquisition of a put option. The Company has a commitment from its bankers to increase its revolving credit facility from $30 million to $100 million and extend its term through January 6, 2006; the Company is working on a longer term $250 million revolving credit facility to replace the existing facility.
      Portman supplies iron ore to the Chinese and Japanese markets, with approximately 75 percent of the product exported to China and 25 percent exported to Japan. Portman currently has approximately six million tons of annual iron ore capacity, which will be expanded to eight million tons by late 2005.
Environmental and Closure Obligations
      At December 31, 2004, the Company had environmental and closure obligations, including its share of the obligations of unconsolidated ventures, of $99.0 million ($97.8 million at December 31, 2003), of which $6.0 million is current. Payments in 2004 were $6.4 million ($7.5 million in 2003). The obligations at December 31, 2004 include certain responsibilities for environmental remediation sites, $13.0 million, closure of LTV Steel Mining Company (“LTVSMC”), $33.8 million, and obligations for closure of the Company’s six operating mines, $52.2 million, reflecting implementation of SFAS No. 143, “Asset Retirement Obligations” effective January 1, 2002.
      The LTVSMC closure obligation resulted from an October 2001 transaction where subsidiaries of the Company received a net payment of $50.0 million and certain other assets and assumed environmental and certain facility closure obligations of $50.0 million, which obligations have declined to $33.8 million at December 31, 2004, as a result of expenditures totaling $16.2 million since 2001.
      In September 2002, the Company received a draft of a proposed Administrative Order by Consent (“Consent Order”) from the EPA for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, a Consent Order was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.9 million in the second half of 2003 and $2.1 million in 2004. At this time, the Company believes the requirements of the removal action have been substantially completed.
      On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other potentially responsible parties (“PRPs”). At this time, the nature and extent of the contamination, the required remediation, the total cost of the cleanup and the cost sharing responsibilities of the PRPs cannot be determined. The Company increased its environmental reserve for Milwaukee Solvay by $.8 million in 2004 for potential additional exposure.
Summary of Contractual Obligations
      Following is a summary of the Company’s contractual obligations at December 31, 2004:

	Payments due by Period(1) (Millions)

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Capital Lease Obligations	$9.1	$2.6	$5.2	$1.3
Operating Leases	51.1	16.0	21.2	11.1	$2.8
Purchase Obligations
Open Purchase Orders	47.1	46.0	.6	.5
Minimum “Take or Pay” Purchase Commitments(2)	182.2	59.5	68.6	29.1	25.0

Total Purchase Obligations	229.3	105.5	69.2	29.6	25.0
Other Long-Term Liabilities
Pension Funding Minimums	158.4	33.9	82.0	42.5
OPEB Claim Payments	145.8	35.2	66.9	43.7
Mine Closure Obligations	86.0	3.2	14.9	13.8	54.1
Coal Industry Retiree Health Benefits	7.4	.8	1.6	1.4	3.6
Personal Injury	11.3	3.4	4.4	1.6	1.9
Other(3)	59.3

Total Other Long-Term Liabilities	468.2	76.5	169.8	103.0	59.6

Total	$757.7	$200.6	$265.4	$145.0	$87.4

(1)	Includes the Company’s consolidated obligations and the Company’s ownership share of unconsolidated ventures’ obligations.

(2)	Includes minimum electric power demand charges, minimum coal and natural gas obligations, and minimum railroad transportation obligations.

(3)	Primarily includes deferred income taxes payable and other contingent liabilities for which payment timing is non-determinable.
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
      The rising cost of energy is an important issue for us. Energy costs account for approximately 25 percent of our production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuel. We also use forward purchases of natural gas to stabilize fluctuations in near-term natural gas prices.
      The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2004, the notional amounts of the outstanding forward contracts were $28.3 million (Company share — $23.9 million), with an unrecognized fair value loss of $3.2 million (Company share — $2.7 million) based on December 31, 2004 forward rates. The contracts mature at various times through December 2005. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $2.5 million (Company share — $2.1 million).
      Our Wabush mine operation in Canada represented approximately five percent of the Company’s pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. During 2003 and 2004, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.83 U.S. dollars per Canadian dollar at December 31, 2004, an increase of 30 percent. The average exchange rate increased to $.77 U.S. dollar per Canadian dollar in 2004 from an average of $.72 U.S. dollar per Canadian dollar for 2003, an increase of seven percent. The Company does not believe that the recent increase in the U.S./ Canadian exchange rate is a trend that will continue in the long-term; however, short-term fluctuations cannot reasonably be predicted.
Critical Accounting Policies
      Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. Management believes that the following critical accounting policies and practices incorporate estimates and judgments that have the most significant impact on the Company’s financial statements.

Revenue Recognition
      The Company recognizes revenue on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we deliver the product to ports on the lower Great Lakes and/or to the customers’ facilities prior to the transfer of title. Most of the Company’s term supply agreements contain provisions for annual pricing adjustments. These provisions vary from agreement to agreement but typically include adjustments based upon changes in specified PPI including those for all commodities, industrial commodities, energy and steel, as well as changes in international pellet prices. In most cases, these adjustment factors have not been finalized at the time our product is sold; the Company routinely estimates these adjustment factors for purposes of revenue recognition. Certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. The Company estimates these amounts for recognition at the time of sale. The Company’s 2004 revenues included $6.6 million of supplemental revenue on 2004 sales based on estimates of the customer’s 2005 steel pricing.
      Our rationale for delivering iron ore products to customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, which also provides additional liquidity to our customers. Title and risk of loss do not pass to the customer until payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.
      Revenue is recognized on the sale of services when the services are performed.
      Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.

Iron Ore Reserves
      The Company regularly evaluates its economic iron ore reserves and updates them as required in accordance with SEC Industry Guide 7. The estimated ore reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the ore reserve could require increases in capital and development expenditures. Generally as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions or the expected quality of ore reserves could decrease capacity or ore reserves. Technological progress could alleviate such factors, or increase capacity or ore reserves. Remaining Empire mine ore reserves (23 million tons at December 31, 2004) were previously decreased to 29 million tons at December 31, 2003 from 63 million tons at December 31, 2002 and 116 million tons at December 31, 2001. The reduction in ore reserves reflected increasing production and processing costs in recent years as the Empire mine approaches the latter portion of its economic life. Additionally, economic ore reserves at Wabush Mines (57 million tons at December 31, 2004) were previously reduced to 61 million tons at December 31, 2003 from 94 million tons at December 31, 2002 and 244 million tons at December 31, 2001. The decrease in ore reserves at Wabush reflects increased operating costs, the impact of currency exchange rates, and a reduction in the maximum mining depth in one critical mining area due to assessment of dewatering capabilities based on a recently completed hydrologic evaluation, partially offset by higher Eastern Canadian pellet pricing and an increase in Wabush production to its capacity of six million tons per year. The Company uses its ore reserve estimates to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. See Note 5 — Environmental and Mine Closure Obligations — Mine Closure in the Notes to Consolidated Financial Statements. Since the liability represents the present value of the expected future obligation, a significant change in ore reserves would have a substantial effect on the recorded obligation. The Company also utilizes economic ore reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in ore reserves could significantly affect these items.

Asset Retirement Obligations
      The accrued mine closure obligations for the Company’s active mining operations reflect the adoption of SFAS No. 143 effective January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of the mining operations. The Company’s obligations are determined based on detailed estimates adjusted for factors that an outside party would consider (i.e., inflation, overhead and profit), which were escalated (at an assumed three percent) to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate (12.0 percent for United Taconite and 10.25 percent for all others). The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. See Note 5 — Environmental and Mine Closure Obligations — Mine Closure in the Notes to Consolidated Financial Statements.

Asset Impairment
      The Company monitors conditions that indicate that the carrying value of an asset or asset group may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than its carrying value, utilizing an undiscounted probability-weighted analysis. If the analysis indicates the asset is impaired, the carrying value is adjusted to fair value. The impairment analysis and fair value determination can result in significantly different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, and future iron ore prices and production costs. See Note 1 — Operations and Customers — Empire Mine and Wabush Mines and Note 3 — Discontinued Operation in the Notes to Consolidated Financial Statements.

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

Employee Retirement Benefit Obligations
      The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and except for U.S. salaried employees, benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide post-retirement medical and life insurance benefits (“OPEBs”) to most full-time employees who meet certain length-of-service and age requirements. The Company’s pension and medical costs (including OPEBs) have increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs have been the predominant causes of the increases. The Company has taken actions to control pension and medical costs. Effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.
      Pursuant to the new four-year U.S. labor agreements reached with the USWA, effective August 1, 2004, OPEB expense for 2004 and the accumulated post-retirement benefit obligation (“APBO”) has decreased $4.9 million and $48.0 million, respectively, to reflect negotiated plan changes, which capped the Company’s share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company and its partners fund an estimated $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.
      Year 2004 OPEB expense also reflects an estimated cost reduction of $4.1 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter of 2004.

Accordingly, first quarter 2004 results have been re-stated to reduce the previously reported net loss by $.6 million or $.05 per share. Additionally, the APBO decreased $25.1 million.
      Year 2004 OPEB expense also reflects a cost reduction for the Canadian OPEB plan of $.4 million due to the net effect of favorable claims and demographic experience, offset by moderate benefit improvements negotiated with the USWA effective March 1, 2004.
      Following is a summary of the Company’s defined benefit pension and OPEB funding and expense for the years 2002 through 2005:

	(In Millions)

	Pension		OPEB

	Funding	Expense	Funding	Expense

2002	$1.1	$7.2	$16.8	$21.5
2003	6.4	32.0	17.0	29.1
2004	63.0	23.1	30.9	28.5
2005 (Estimated)	33.9	19.1	35.2	21.8
Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and post-retirement benefit plans (primarily retiree healthcare benefits) offered by the Company and its unconsolidated ventures are evaluated periodically by management in conjunction with outside actuaries. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, and the medical care cost trend are reviewed annually. At December 31, 2004, the Company reduced its discount rate for U.S. plans to 5.75 percent from 6.25 percent at December 31, 2003, and reduced its discount rate for Canadian plans to 5.75 percent from 6.00 percent at December 31, 2003. Following are sensitivities on estimated 2005 pension and OPEB expense of potential further changes in these key assumptions:

	Increase in 2005
	Expense
	(In Millions)

	Pension	OPEB

Decrease discount rate .25 percent	$1.2	$.6
Decrease return on assets 1 percent	4.5	.5
Increase medical trend rate 1 percent	N/A	2.6
Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are selected by the Company after consulting with outside actuaries. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on the Company’s financial condition due to the magnitude of the Company’s retirement obligations. See Note 8 — Retirement Related Benefits in the Notes to Consolidated Financial Statements.
Risks Relating to the Company

Excess global capacity and the availability of competitive substitute materials may result in intense competition in the steel industry, which may reduce steel prices and decrease steel production and our customers’ demand for iron ore products.
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
      From time to time, global overcapacity in steel manufacturing and a weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America, may negatively impact steel prices in those foreign economies and result in high levels of steel imports from those countries into the United States at depressed prices. Based on the American Iron and Steel Institute’s Apparent Steel Supply (excluding semi-finished steel products), imports of steel into the United States constituted 22.1 percent (estimated), 16.5 percent and 21.1 percent of the domestic steel market supply for 2004, 2003 and 2002, respectively. Significant imports of steel into the United States could substantially reduce sales, margins and profitability of North American steel producers, and consequently, reduce demand for iron ore. The purchase by North American steel producers of semi-finished steel products from foreign suppliers could also decrease demand for our iron ore products.

The North American steel industry continues to undergo a restructuring process that has resulted in industry consolidation that could result in a reduction of integrated steelmaking capacity over time, and thereby reduce iron ore consumption.
      The North American steel industry has undergone consolidation, and that consolidation is likely to continue as evidenced by the recently-announced acquisition of ISG by Mittal. Consolidation of the North American steel industry will result in fewer customers for iron ore. The restructuring process may reduce integrated steelmaking capacity, which would reduce demand for our iron ore products and may adversely affect our sales. Further, if the steel producers that have captive iron ore mines obtain a larger share of North American steel production, they may obtain their iron ore from their own mines, if they have excess capacity, rather than from us. These factors could adversely affect our sales, margins and profitability.

Our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the North American steel industry.
      In 2003 and 2004, 18.6 million and 22.2 million tons, respectively, of the iron ore pellets we produced were sold to North American steel manufacturers, while only .6 million and .4 million tons, respectively, of our pellets were sold outside of North America. The North American steel industry has been highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, the strength of the U.S. automotive industry, levels of steel imports and applicable tariffs. The demand for steel products is generally affected by macroeconomic fluctuations in North America and the global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for steel products or increase the amount of imports of steel or iron ore into the United States.
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
      Demand for our iron ore products is determined by the operating rates for the blast furnaces of North American steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel “mini-mills,” which are steel recyclers, generally produce steel by using scrap steel, not iron ore pellets, in their electric furnaces. Production of steel by steel “mini-mills” was approximately 50 percent of North American total finished steel production in 2004. Steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces can require substantial capital expenditures. Our customers may choose not to maintain their blast furnaces, and some of our customers may not have the resources necessary to adequately maintain their blast furnaces. If our customers use methods to produce steel that do not use iron ore products, demand for our iron ore products will decrease, which could adversely affect our sales, margins and profitability.

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
      Although we do not have significant international sales, the price of iron ore is strongly influenced by international demand. The current growing level of international demand for iron ore and steel is largely due to the rapid industrial growth in China. A large quantity of steel is currently being used in China to build roads, bridges, railroads and factories. If the economic growth rate in China slows, which may be difficult to forecast, less steel will be used in construction and manufacturing, which would decrease demand for iron ore. According to the China Daily newspaper, China imported 29.3 million tons of steel products in 2004, down 7.9 million tons from 2003. This slowdown in Chinese steel demand began in March 2004 when Chinese banks restricted lending in the steel sector and the Chinese government withdrew import duty rebates for equipment used in steel plants and ended discounts on electricity consumption by steel factories. This could adversely impact the world iron ore market, which would impact the North American iron ore market, and also adversely impact our United Taconite joint venture with Laiwu. A slowing of the economic growth rate in China could also result in greater exports of steel out of China, which if imported into North America could decrease demand for domestically produced steel, thereby decreasing the demand for iron ore produced in North America.

We operate in a very competitive industry.
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
      Our competitive position requires the ability to transport iron ore to our markets at competitive rates. Disruption of the lake freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes, strikes, lock-outs or other events, could impair our ability to supply iron ore pellets to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.

If a substantial portion of our term supply agreements terminate and are not renewed, and we are unable to find alternate buyers willing to purchase our products on terms comparable to those in our existing term supply agreements, our sales, margins and profitability will suffer.
      A substantial majority of our sales are made under term supply agreements, which are important to the stability and profitability of our operations. In 2004, more than 96 percent of our sales volume was sold under term supply agreements. If a substantial portion of our term supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to renew the agreements or find alternate buyers for our iron ore at the same level of profitability. We cannot assure you that we will be able to renew or replace existing term supply agreements at the same prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

We depend on a limited number of customers, and the loss of, or significant reduction in, purchases by our largest customers would adversely affect our sales.
      The following seven customers together accounted for a total of 94 percent of “Product sales and services” revenues for the years 2004 and 2003:

	Percent of
	Sales
	Revenues*
	Year Ended
	December 31,

Customer	2004	2003

ISG	44%	29%
Algoma	14	17
Severstal/Rouge	13	16
Ispat Inland/ Mittal	10	8
WCI	6	7
Stelco	5	1
Weirton	2	16

Total	94%	94%

*	Excluding freight and minority interest cost reimbursements.
If one or more of these customers were to significantly reduce their purchases of iron ore products from us, or if we were unable to sell iron ore products to them on terms as favorable to us as the terms under our current term supply agreements, our sales, margins and profitability could suffer materially due to the high level of fixed costs and the high costs to idle or close mines. We are a merchant mine producer of iron ore products, not a “captive” producer owned by a steel manufacturer, and therefore rely on sales to our joint-venture partners and other third-party customers for our revenues. In addition, WCI and Stelco have petitioned for protection under bankruptcy or similar laws, and the bankruptcy or reorganization of our customers could affect our sales, margins and profitability.

Changes in demand for our products by our customers could cause our sales, margins and profitability to fluctuate.
      Our term supply agreements generally are requirements contracts, the majority of which have no minimum requirement provisions, and some of which provide for flexibility of volume above minimum levels. A decrease in one or more of our customers’ requirements could cause our sales to decline, as we may not be able to find other customers to purchase our iron ore pellets. In addition, if our customers’ requirements decline, since many of our production costs are fixed, our production costs per ton may rise, which may affect our margins and profitability. Unmitigated loss of revenues would have a greater impact on margins and profitability than sales, due to the high level of fixed costs in the iron ore mining business and the high cost to idle or close mines.

The provisions of our term supply agreements could cause our sales, margins and profitability to fluctuate.
      Our term supply agreements typically contain force majeure provisions allowing temporary suspension of performance by the customer during specified events beyond the customer’s control, including raw material shortages, power failures, equipment failures, adverse weather conditions and other events. For example, one of our large customers notified us in January 2004 that it was reducing its requirements for iron ore pellets in the first quarter of 2004 by 180,000 long tons pursuant to the force majeure provisions of its term supply agreement with us. That customer invoked the force majeure provision due to a failure of U.S. Steel to ship the quantity of coke that the customer had ordered due to shortages caused by a fire at a mine that supplied coal to U.S. Steel.
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
      If we close any of our mines, our revenues would be reduced unless we were able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions do not always prove to be accurate. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of any of our mines, the fixed mine-closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect our results of operations and financial condition. Further, if we were to close one or more of our mines prematurely, we would incur significant accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, as well as asset impairment charges, which could materially and adversely affect our financial condition.
      A mine closure would significantly increase employment legacy costs, including our expense and funding costs for pension and other post-retirement benefit obligations. First, retirement-eligible employees would be eligible for enhanced pension benefits under certain pension plans upon a mine closure. Second, the number of employees who are eligible for retirement under the pension plans would increase under special eligibility rules that apply upon a mine closure. Third, all employees eligible for retirement under the pension plans at the time of the mine closure also would be eligible for post-retirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Fourth, a closure of the Empire or Tilden mine likely would trigger withdrawal liability to the pension plan covering hourly employees there. Finally, a mine closure could trigger significant severance-related obligations, which could adversely affect our financial condition and results of operations.
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
      We significantly decreased our ore reserve estimates for the Empire mine from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and further to 29 million tons at December 31, 2003. Our Empire ore reserves were approximately 23 million tons at December 31, 2004, with the decrease in 2004 resulting from production. The 2003 reduction was due to our inability to develop effective mine plans to produce cost-effective combinations of production volume, ore quality and stripping requirements. We may reduce the annual production at the Empire mine as a result of these decreased ore reserve estimates. If the ore reserves at Empire are insufficient to sustain our operations there, we may be required to close the mine. We have taken significant asset impairment charges relating to the Empire mine.
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
      We regularly evaluate our economic iron ore reserves based on expectations of revenues and costs and update them as required in accordance with Industry Guide 7 promulgated by the SEC. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, many of which have been in operation for several decades, including many factors beyond our control. Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future prices for iron ore, assumptions regarding future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Estimated reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be adversely affected. For example, based on revised economic mine planning studies that we completed in the fourth quarter of 2002, we reduced the estimates of the ore reserves at the Empire mine from 116 million tons to 63 million tons due to increasing mining and processing costs. Based on an update to those studies completed in the fourth quarter of 2003, we further significantly reduced the ore reserve estimates to 29 million tons. The reduction was due to the inability to develop effective mine plans to produce cost-effective combinations of production volume, ore quality and stripping requirements with the 2003 reserve base.
      We also completed revised economic mine planning studies in the fourth quarter of 2002 for Wabush Mines, and reduced the estimate of ore reserves at the Wabush mine from 244 million tons to 94 million tons due to increasing mining and processing costs. Based on an update to those studies completed in the fourth quarter of 2003, we further significantly reduced the Wabush mine ore reserve estimate to 61 million tons. Our reserves at Wabush Mines were approximately 57 million tons at December 31, 2004, with the reduction from 2003 attributable to 2004 production. The revised Wabush estimate is largely a reflection of increased operating costs, the impact of currency exchange rates and a reduction in maximum mining depth due to dewatering capabilities based on a recently completed hydrologic evaluation.

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
      Our ability to receive payment for iron ore products sold and delivered to our customers depends on the creditworthiness of our customers. Generally, we deliver iron ore products to our customer’s yard in advance of payment for those products. Our rationale for delivering iron ore products to customers in advance of payment for the product is to more closely relate timing of payment to consumption, thereby providing additional liquidity to our customers, and to reduce our financial risk to customer insolvency as title and risk of loss with respect to those products does not pass to the customer until payment for the pellets is received. Accordingly, there is typically a period of time in which pellets, as to which we have reserved title, are within our customers’ control. Several of our customers have petitioned for protection under bankruptcy or other similar laws, and most of our North American customers have below-investment grade or no credit rating. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations.

Our change in strategy from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers has increased our obligations with respect to those mines and has made our revenues, earnings and profit margins more dependent on sales of iron ore products and more susceptible to product demand and pricing fluctuations.
      Historically, we have acted as a manager of iron ore mines on behalf of steel company owners, and in that capacity have been generally entitled to management fees, royalties on reserves that we have leased or subleased to the Empire and Tilden mines, and income from our sales of iron ore products to our customers, including the other mine owners. Our revised business strategy is to increase our ownership in our co-owned mines. In accordance with that revised strategy, in fiscal year 2002 we increased our ownership in (1) the Empire mine from 47 percent to 79 percent, (2) the Tilden mine from 40 percent to 85 percent, (3) the Hibbing mine from 15 percent to 23 percent, and (4) the Wabush mine from 23 percent to 27 percent. While we have gained greater control of the mines we operate, we have also increased our share of the operating costs, employment legacy costs and financial obligations associated with those mines. Our increased ownership of those mines has caused the management fees and royalties due to us from our partners in the mines to decline from $29.8 million in 2001 to $11.3 million in 2004. The decline in royalties and management fees has made our revenues, earnings and profit margins more volatile and more dependent on sales of our iron ore products to third-party customers.

We rely on our joint-venture partners in our mines to meet their payment obligations, and the inability of a joint-venture partner to do so could significantly affect our operating costs.
      We co-own five of our six mines with various joint venture partners that are integrated steel producers or their subsidiaries, including Dofasco, ISG, Ispat Inland, Laiwu and Stelco. While we are the manager of each of the mines we co-own, we rely on our joint-venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Most of our venture partners are also our customers and are subject to the creditworthiness risks described above. If one or more of our venture partners fail to perform their obligations, the remaining venturers, including ourselves, may be required to assume additional material obligations, including significant pension and post-retirement health and life insurance benefit obligations. On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Stelco is a 44.6 percent participant in the Wabush Mines joint venture, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing Taconite Company — Joint Venture and 15 percent of Tilden Mining Company L.C. Stelco has met its cash call requirements at the mining ventures to date. The premature closure of a mine due to the failure of a joint-venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.

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
      In the second and third quarters of 2003, pellet production at the Tilden mine was adversely affected by approximately ..3 million tons as a result of unexpected variations in the composition of the iron ore in one area of the mining pit, which made the ore difficult to process, causing low throughput and recovery rates.

Many of our mines are dependent on a single-source energy supplier, and interruption in energy services may have a significant adverse effect on our sales, margins and profitability.
      Many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power is the sole supplier of electric power to our Hibbing and United Taconite mines; Wisconsin Energy Corporation is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on its wholly-owned power facility for its electrical supply. A significant interruption in service from our energy suppliers due to terrorism or any other cause can result in substantial losses that may not be fully covered by our business interruption insurance. For example, in May 2003, we incurred approximately $11.1 million in fixed costs relating to lost production when our Empire and Tilden mines were idled for approximately five weeks due to loss of power stemming from the failure of a dam in the Upper

Peninsula of Michigan. One natural gas pipeline serves all of our Minnesota and Michigan mines, and a pipeline failure may idle those operations. Any substantial unmitigated interruption of our business due to these conditions could materially adversely affect our sales, margins and profitability.

Our mines and processing facilities have been in operation for several decades. Equipment failures and other unexpected events at our facilities may lead to production curtailments or shutdowns.
      Interruptions in production capabilities will inevitably increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production at one mine to offset an interruption in production at another mine. In addition to equipment failures, our facilities are also subject to the risk of loss due to unanticipated events such as fires, explosions or adverse weather conditions. The manufacturing processes that take place in our mining operations, as well as in our crushing, concentrating and pelletizing facilities, depend on critical pieces of equipment, such as drilling and blasting equipment, crushers, grinding mills, pebble mills, thickeners, separators, filters, mixers, furnaces, kilns and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, many of our mines and processing facilities have been in operation for several decades, and the equipment is aged. For example, in November 2003, our Tilden facility experienced a crack in a kiln riding ring that required the shutdown of that kiln in its pelletizing plant, resulting in a production loss of approximately .3 million tons in 2003. In the future, we may experience additional material plant shutdowns or periods of reduced production because of equipment failures. Material plant shutdowns or reductions in operations could materially adversely affect our sales, margins and profitability. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Further, longer term business disruptions could result in a loss of customers, which could adversely affect our future sales levels, and therefore our profitability.

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
      We also could be held liable for any and all consequences arising out of human exposure to hazardous substances used, released or disposed of by us or other environmental damage, including damage to natural resources. In particular, we and certain of our subsidiaries are involved in various claims relating to the exposure of asbestos and silica to seamen who sailed on the Great Lakes vessels formerly owned and operated by certain of our subsidiaries. The full impact of these claims, as well as whether insurance coverage will be sufficient and whether other defendants named in these claims will be able to fund any costs arising out of these claims, continues to be unknown. Based on currently available information, however, we believe the resolution of currently pending claims in the aggregate would not reasonably be expected to have a material adverse effect on our financial position. See “Item 3. Legal Proceedings.”

Our expenditures for post-retirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect, if there are mine closures or our joint-venture partners fail to perform their obligations that relate to employee pension plans.
      We provide defined benefit pension plans and OPEB benefits to eligible union and non-union employees, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate that future obligations are discounted to a present value (“discount rate”). We decreased the discount rate to 5.75 percent at December 31, 2004 from 6.25 percent at December 31, 2003, 6.90 percent at December 31, 2002 and 7.50 percent at December 31, 2001. For pension accounting purposes, we assumed a 8.5 percent rate of return on pension plan assets (9 percent for all periods prior to 2004). Based on these assumptions, our actual funding levels and pension expense for 2002, 2003 and 2004 and our estimated funding obligations and pension expense for 2005, including our share of expense and funding obligations with respect to unconsolidated ventures are as follows:

Pension

	(In Millions)

Year	Expense	Funding

2002	$7.2	$1.1
2003	32.0	6.4
2004	23.1	63.0
2005 (estimate)	19.1	33.9
We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses.
      Further, our minimum funding projections in 2005 reflect our new four-year agreements with the USWA to fund the multi-employee pension plan covering hourly employees at the Empire and Tilden mines based on the significantly higher single employer plan formula for the duration of the contract.
      We calculate our total accumulated post-retirement benefit obligation (“APBO”) for our OPEB benefits under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The unfunded APBO obligation had a present value of $242.7 million at December 31, 2004. We have calculated the unfunded obligation based on a number of assumptions. Discount rate and return on plan asset assumptions parallel those utilized for pensions. We increased our assumed rate of annual increase in the cost of healthcare benefits to 10 percent for 2003 (from 7.50 percent in 2002) and assumed a one percent decrease per year for the following five years to five percent in 2008 and thereafter. We increased the assumed rate of annual increase in the cost of healthcare benefits again to 10 percent for 2004 and again assume a one percent decrease per year for the following five years, thereby delaying the decrease to five percent until 2009. We also contribute annually to trusts for certain mining ventures that are available to fund these liabilities, and we assume a 8.50 percent rate of return on the assets held in these trusts. We expect to contribute approximately $15.2 million to these trusts in 2005, based on production at the Empire, Hibbing, Tilden and United Taconite mines in 2004 and accelerated funding pursuant to bargaining agreements. We also implemented a cap on the amounts that we would pay per retiree annually for existing and future U.S. salaried retirees. Pursuant to the new four-year labor agreements with the USWA, effective August 1, 2004, OPEB expense for 2004 decreased $4.9 million to reflect negotiated plan changes, which capped the Company’s share of future bargaining unit retirees’ healthcare premiums at 2008 levels in 2009 and beyond. The agreements also provide that the Company and its partners fund an estimated $220 million into bargaining unit pension and retiree healthcare accounts during the four-year term of the contracts. Year 2004 expense also reflects an estimated cost reduction of $4.1 million due to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Based on these assumptions and plan provisions, our actual expenses and funding for these benefits for 2002, 2003 and 2004 and estimated expense and funding requirements for 2005, including our share of expense and funding obligations with respect to unconsolidated ventures are as follows:

OPEB

	(In Millions)

Year	Expense	Funding*

2002	$21.5	$16.8
2003	29.1	17.0
2004	28.5	30.9
2005 (estimate)	21.8	35.2

*	Includes direct benefit payments.
If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot assure that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit employees for whom there is no retiree healthcare cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.
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
      We are a related-party to certain companies that were coal mine operators. As a result we are subject to the Coal Retiree Act and are obligated to make premium payments to the Combined Fund for health and death benefits paid by the Combined Fund to retired coal miners. At December 31, 2004, the net present value of our estimated liability to the Combined Fund was $6.4 million. We are assessed premiums for unassigned or “orphan” retirees on a pro rata basis with other coal mine operators and related parties. If other coal mine operators and related parties file for bankruptcy protection or become insolvent, our pro rata portion of the liability to the Combined Fund could increase, which could have an adverse effect on our results of operation and financial condition, sales, margins and profitability.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.
      The USWA represents all hourly employees at our Empire, Hibbing, Tilden and United Taconite mines, as well as Wabush Mines in Canada. A new four-year labor agreement was reached in August 2004 with our U.S. labor force and a five-year agreement that runs through March 2009 was reached with our Canadian work force. Hourly employees at the railroads we own that transport products among our facilities are represented by multiple unions with labor agreements that expire at various dates. If the collective bargaining agreements relating to the employees at our mines or railroads are not successfully renegotiated prior to this expiration, we could face work stoppages or labor strikes.
      The workforce at our Northshore mine is currently not represented by a union.

Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.
      Operating expenses at our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical market rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward fixed-price supply contracts for natural gas for use in our operations, those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.
Forward-Looking Statements
      This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	estimates of our economic iron ore reserves;

•	our business and growth strategies;

•	our financing plans and forecasts; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing under Section 404 of the Sarbanes-Oxley Act of 2002.
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

•	decreased steel production in North America caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel, consolidation in the steel industry, cyclicality in the North American steel market and other factors, all of which could result in decreased demand for iron ore products;

•	use by North American steel makers of products other than domestic iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support rapid industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our term supply agreements with a limited number of customers as the steel industry consolidation continues (as evidenced by the announced merger affecting ISG and Ispat Inland);

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to the outcome of our customers’ bankruptcies or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	increases in the cost or length of time required to complete capacity expansions;

•	inability of the capacity expansions to achieve expected additional production volumes;

•	our reliance on our joint-venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	uncertainties relating to our ability to identify and consummate any strategic investments, including the offer to purchase Portman Limited;

•	adverse changes in currency values;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages; and

•	the success of our cost reduction efforts.
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
Statement of Consolidated Operations
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31
	(In Millions, Except Per Share
	Amounts)

	2004	2003	2002

REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$998.6	$686.8	$510.8
Freight and minority interest	208.1	138.3	75.6

	1,206.7	825.1	586.4
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,056.8)	(835.0)	(582.7)

SALES MARGIN	149.9	(9.9)	3.7
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	11.3	10.6	12.2
Casualty insurance recoveries			3.5
Administrative, selling and general expenses	(33.1)	(25.1)	(23.8)
Impairment of mining assets	(5.8)	(2.6)	(52.7)
Provision for customer bankruptcy exposures	(1.6)	(7.5)	(.7)
Restructuring (charge) credit	.2	(8.7)
Miscellaneous — net	(2.9)	(5.1)	(3.9)

	(31.9)	(38.4)	(65.4)

OPERATING INCOME (LOSS)	118.0	(48.3)	(61.7)
OTHER INCOME (EXPENSE)
Gain on sale of ISG common stock	152.7
Interest income	11.5	10.6	4.8
Interest expense	(.8)	(4.6)	(6.6)
Other-net	4.2	7.1	6.2

	167.6	13.1	4.4

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	285.6	(35.2)	(57.3)
INCOME TAX CREDIT (EXPENSE)	34.9	.3	(9.1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	320.5	(34.9)	(66.4)
INCOME (LOSS) FROM DISCONTINUED OPERATION (Net of tax $1.7 — 2004)	3.1		(108.5)

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	323.6	(34.9)	(174.9)
EXTRAORDINARY GAIN (Net of: tax $.5; minority interest $1.7)		2.2
CUMULATIVE EFFECT OF ACCOUNTING CHANGE			(13.4)

NET INCOME (LOSS)	323.6	(32.7)	(188.3)
PREFERRED STOCK DIVIDENDS	(5.3)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$318.3	$(32.7)	$(188.3)

EARNINGS (LOSS) PER COMMON SHARE — BASIC
Continuing operations	$14.79	$(1.70)	$(3.29)
Discontinued operation	.15		(5.36)
Extraordinary gain		.10
Cumulative effect of accounting changes			(.66)

EARNINGS (LOSS) PER COMMON SHARE — BASIC	$14.94	$(1.60)	$(9.31)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED
Continuing operations	$11.69	$(1.70)	$(3.29)
Discontinued operation	.11		(5.36)
Extraordinary gain		.10
Cumulative effect of accounting changes			(.66)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED	$11.80	$(1.60)	$(9.31)

AVERAGE NUMBER OF SHARES (In thousands)
Basic	21,308	20,512	20,234
Diluted	27,421	20,512	20,234
See notes to consolidated financial statements.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	December 31
	(In Millions)

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216.9	$67.8
Marketable securities	182.7
Trade accounts receivable — net	54.1	9.5
Receivables from associated companies	3.5	1.4
Product inventories	108.2	129.7
Work in process inventories	15.8	14.4
Supplies and other inventories	59.6	58.7
Deferred and refundable income taxes	41.5	2.9
Other	51.5	24.4

TOTAL CURRENT ASSETS	733.8	308.8
PROPERTIES
Plant and equipment	416.5	369.2
Minerals	20.9	21.0

	437.4	390.2
Allowances for depreciation and depletion	(153.5)	(135.2)

NET PROPERTIES	283.9	255.0
OTHER ASSETS
Marketable securities	.5	196.7
Long-term receivables	52.1	63.8
Deferred income taxes	44.2
Deposits and miscellaneous	18.4	18.8
Intangible pension asset	12.6	14.3
Other investments	15.6	24.2

TOTAL OTHER ASSETS	143.4	317.8

TOTAL ASSETS	$1,161.1	$881.6

See notes to consolidated financial statements.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries — (Continued)

	December 31
	(In Millions)

	2004	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt		$25.0
Accounts payable	$73.3	64.7
Accrued employment costs	41.3	33.8
Other post-retirement benefits	34.9	22.3
Pensions	31.0	5.3
State and local taxes	21.9	12.6
Accrued expenses	21.7	18.0
Environmental and mine closure obligations	6.0	10.2
Payables to associated companies	4.6	2.5
Other	22.4	17.2

TOTAL CURRENT LIABILITIES	257.1	211.6
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions, including minimum pension liability	42.7	131.7
Other post-retirement benefits	102.7	124.2

TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	145.4	255.9
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	82.4	77.9
DEFERRED INCOME TAXES		34.5
OTHER LIABILITIES	49.7	53.4

TOTAL LIABILITIES	534.6	633.3
MINORITY INTEREST	30.0	20.2
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5
SHAREHOLDERS’ EQUITY
Preferred Stock — no par value
Class A — 3,000,000 shares authorized, 172,500 issued and outstanding
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $.50 a share
Authorized — 56,000,000 shares;
Issued — 33,655,882 shares	16.8	16.8
Capital in excess of par value of shares	86.3	74.3
Retained Earnings	565.3	255.7
Cost of 12,057,110 Common Shares in treasury (2003 — 12,659,852 shares)	(169.4)	(173.6)
Accumulated other comprehensive income (loss)	(81.0)	56.4
Unearned compensation	6.0	(1.5)

TOTAL SHAREHOLDERS’ EQUITY	424.0	228.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,161.1	$881.6

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31,
	(In Millions, Brackets
	Indicate Cash Decrease)

	2004	2003	2002

CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income (loss)	$323.6	$(32.7)	$(188.3)
(Income) loss from discontinued operation	(3.1)		108.5
Extraordinary gain		(2.2)
Cumulative effect of accounting change			13.4

Income (loss) from continuing operations	320.5	(34.9)	(66.4)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used by) operations:
Depreciation and amortization:
Consolidated	25.0	25.3	24.8
Share of associated companies	4.3	3.7	9.1
Impairment of mining assets	5.8	2.6	52.7
Accretion of asset retirement obligation	4.6	3.6	1.8
Provision for customer bankruptcy exposures	1.6	7.5
Gain on sale of ISG common stock	(152.7)
Deferred income taxes	(86.7)	.5	13.9
Pensions and other post-retirement benefits	(48.0)	42.1	10.8
Gain on sale of assets	(4.2)	(7.1)	(6.2)
Other	5.1	4.7	(12.5)

Total before changes in operating assets and liabilities	75.3	48.0	28.0
Changes in operating assets and liabilities:
Marketable securities	(182.7)
Inventories and prepaid expenses	(3.4)	(12.0)	(15.2)
Receivables	(50.7)	(2.1)	21.6
Payables and accrued expenses	20.4	8.8	6.5

Total changes in operating assets and liabilities	(216.4)	(5.3)	12.9

Net cash from (used by) operating activities	(141.1)	42.7	40.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(54.4)	(16.1)	(8.5)
Share of associated companies	(6.3)	(5.5)	(2.1)
Proceeds from sale of ISG common stock	170.1
Proceeds from steel company debt	10.0
Proceeds from sale of assets	4.4	8.9	8.2
Proceeds from Weirton investment	3.8
Purchase of EVTAC assets		(2.0)
Investment in steel companies equity and debt			(27.4)
Investment in power-related joint venture			(6.0)

Net cash from (used by) investing activities	127.6	(14.7)	(35.8)
FINANCING ACTIVITIES
Proceeds from Convertible Preferred Stock	172.5
Proceeds from stock options exercised	17.9	6.0
Contributions by minority interest	9.7	2.0	.3
Repayment of long-term debt	(25.0)	(30.0)	(15.0)
Issuance cost — Convertible Preferred Stock	(6.6)
Repurchases of Common Stock	(6.5)
Preferred Stock dividends	(3.9)
Common Stock dividends	(2.2)
Repayments under revolving credit facility			(100.0)

Net cash from (used by) financing activities	155.9	(22.0)	(114.7)

CASH FROM (USED BY) CONTINUING OPERATIONS	142.4	6.0	(109.6)
CASH FROM (USED BY) DISCONTINUED OPERATION	6.7		(12.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149.1	6.0	(122.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67.8	61.8	183.8

CASH AND CASH EQUIVALENTS AT END OF YEAR	$216.9	$67.8	$61.8

Taxes paid on income	$57.1	$2.7	$.5
Interest paid on debt obligations	$.2	$3.6	$6.7
See notes to consolidated financial statements.

Statement of Consolidated Shareholders’ Equity
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)

		Capital
		in			Other
		Excess			Compre-
		of Par		Common	hensive	Unearned
	Common	Value of	Retained	Shares in	Income	Compens-
	Shares	Shares	Earnings	Treasury	(Loss)	ation	Total

January 1, 2002	$16.8	$66.2	$476.7	$(183.3)	$(1.0)	$(1.2)	$374.2
Comprehensive loss
Net loss			(188.3)				(188.3)
Other comprehensive loss
Minimum pension liability					(109.7)		(109.7)

Total comprehensive loss							(298.0)
Stock and other incentive plans		3.5		1.1		(1.5)	3.1

December 31, 2002	16.8	69.7	288.4	(182.2)	(110.7)	(2.7)	79.3
Comprehensive income
Net loss			(32.7)				(32.7)
Other comprehensive income
Unrealized gain on securities					144.9		144.9
Minimum pension liability					22.2		22.2

Total comprehensive income							134.4
Stock options exercised		1.1		4.9			6.0
Stock and other incentive plans		3.5		3.7		1.2	8.4

December 31, 2003	16.8	74.3	255.7	(173.6)	56.4	(1.5)	228.1
Comprehensive income
Net income			323.6				323.6
Other comprehensive income
Minimum pension liability					7.3		7.3
Unrealized gain on securities					.2		.2
Reclassification adjustment — included in net income					(144.9)		(144.9)

Total comprehensive income							186.2
Stock options exercised		8.1		9.8			17.9
Stock and other incentive plans		3.9		.9		7.5	12.3
Issuance cost — Convertible Preferred Stock			(6.5)				(6.5)
Repurchases of Common Stock				(6.5)			(6.5)
Preferred Stock dividends			(5.3)				(5.3)
Common Stock dividends			(2.2)				(2.2)

December 31, 2004	$16.8	$86.3	$565.3	$(169.4)	$(81.0)	$6.0	$424.0

See notes to consolidated financial statements.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
Two-for-One Stock Split
      On November 9, 2004, the Board of Directors of Cleveland-Cliffs Inc approved a two-for-one stock split of its Common Shares with a corresponding decrease in par value from $1.00 to $.50. The record date for the stock split was December 15, 2004 with a distribution date of December 31, 2004. Accordingly, all Common Shares, per share amounts, stock compensation plans and preferred stock conversion rates have been adjusted retroactively to reflect the stock split.
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
      Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (“Company”), including:

•	Tilden Mining Company L.C. (“Tilden”) in Michigan; consolidated since January 31, 2002, when the Company increased its ownership from 40 percent to 85 percent;

•	Empire Iron Mining Partnership (“Empire”) in Michigan; consolidated effective December 31, 2002, when the Company increased its ownership from 46.7 percent to 79 percent; and

•	United Taconite LLC (“United Taconite”) in Minnesota; consolidated since December 1, 2003, when the Company acquired a 70 percent ownership interest (see Note 1 — Operations and Customers — United Taconite).
      Intercompany accounts are eliminated in consolidation. Investments in joint ventures in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. The Company’s share of equity income (if any) is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces the Company’s cost for its share of the mining venture’s production to its cost, reflecting the cost-based nature of the Company’s participation in non-consolidated ventures.
      “Other Investments” include the Company’s 26.83 percent equity interest in Wabush Mines (“Wabush”) and related entities, which the Company does not control. The Company’s 23 percent equity interest in Hibbing Taconite Company (“Hibbing”), an unincorporated joint venture in Minnesota, which the Company does not control, was a net liability, and accordingly, was classified as “Other Liabilities.” Cliffs and Associates Limited (“CAL”) results are included in “Discontinued Operation” in the Statement of Consolidated Operations. See Note 3 — Discontinued Operation.
      Revenue Recognition: Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we deliver the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in this customer’s blast furnaces. The Company estimates these amounts for recognition at the time of sale. Revenue for the year from product sales includes reimbursement for freight charges ($71.7 million — 2004; $59.2 million — 2003; $38.7 million —2002) paid on behalf of customers and cost reimbursement ($136.4 million — 2004; $79.1 million — 2003; $36.9 million — 2002) from minority interest partners for their share of mine costs.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      Business Risk: The major business risk faced by the Company, as it increases its merchant position, is lower customer consumption of iron ore from the Company’s mines, which may result from competition from other iron ore suppliers; increased use of iron ore substitutes, including imported semi-finished steel; customers rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. The Company’s sales are concentrated with a relatively few number of customers. Unmitigated loss of sales would have a greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a venturer would accelerate substantial employment and mine shutdown costs. See Note 1 — Operations and Customers.
      Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.
      Cash Equivalents: The Company considers investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.
      Marketable Securities: The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2004, the Company had $182.7 million in highly-liquid securities with put options classified as trading. Trading securities are stated at fair value, and unrealized holding gains and losses are included in income. At December 31, 2004 and 2003, the Company had $.5 million and $196.1 million, respectively, of non-current marketable securities, classified as “available for sale”, which are stated at fair value, with unrealized holding gains and losses included in other comprehensive income.
      Derivative Financial Instruments: In the normal course of business, the Company enters into forward contracts for the purchase of commodities, primarily natural gas, which are used in its operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.
      Inventories: Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost of iron ore inventories was $17.6 million and $13.1 million at December 31, 2004 and 2003, respectively. During 2004, the inventory balances declined resulting in liquidation of LIFO layers. The effect of the inventory reduction decreased “cost of goods sold and operating expenses” by $2.3 million. At December 31, 2004 and 2003, we had approximately 1.9 million tons and 2.3 million tons, respectively, stored at ports on the lower Great Lakes to service customers. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
of non-payment by customers, as the Company retains title to the product until payment is received from the customer. It also assists the customers by more closely relating the timing of the customer’s payments for the product to the customer’s consumption of the products and by providing the three-month supply of inventories of iron ore the customers require during the winter when we are unable to ship products over the Great Lakes. We track the movement of the inventory and have the right to verify the quantities on hand. Supplies and other inventories reflect the average cost method. Finished product, work in process and supplies inventories as of December 31, 2004, were valued at $183.6 million, of which $108.2 million, or 59 percent (64 percent in 2003), is finished product and is shown as a separate line item on the Statement of Consolidated Financial Position.
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
      The following table indicates the value of each of the major classes of our depreciable assets as of December 31, 2004 and 2003:

	(In Millions)
	December 31

	2004	2003

Minerals	$20.9	$21.0
Office and information technology	20.6	20.6
Buildings	24.8	24.7
Mining equipment	65.4	56.3
Processing equipment	160.6	153.6
Railroad equipment	52.6	50.4
Electric power facilities	28.6	27.1
Interest capitalized during construction	18.8	18.7
Land improvements	11.1	11.2
Other	5.3	2.2
Construction in progress	28.7	4.4

	437.4	390.2
Allowance for depreciation and depletion	(153.5)	(135.2)

	$283.9	$255.0

Amortization of interest capitalized during construction is at the rate of approximately $2 million per year.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The costs capitalized and classified under the caption “Minerals” represent lands where we own the surface and/or mineral rights. The value of the lands is split between surface only, surface and minerals, and minerals only. The approximate net book value of lands is as follows:

	(In Millions)
	December 31

	2004	2003

Surface lands	$6.0	$6.7

Mineral lands:
Cost	$14.9	$14.3
Less depletion	5.5	5.4

Net mineral lands	$9.4	$8.9

Accumulated depletion relating to minerals, which was recorded using the unit-of-production method, is included in “Allowance for depreciation and depletion”.
      Preferred Stock: In January 2004, the Company issued 172,500 shares of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum and can be converted into the Company’s common shares at an adjusted rate of 32.3354 common shares per share of preferred stock. The preferred stock is classified as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require the Company to redeem the preferred stock for cash. See Note 10 — Preferred Stock for a more detailed discussion.
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
      Repairs and Maintenance: The cost of major power plant overhauls is amortized over the estimated useful life, which is the period until the next scheduled overhaul, generally 5 years. All other planned and unplanned repairs and maintenance costs are expensed during the year incurred.
      Income Taxes: Income taxes are based on income (loss) for financial reporting purposes and reflect a tax liability (asset) for the estimated taxes payable (recoverable) for all open tax years and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
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

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Stock Compensation: Effective January 1, 2003, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised December 2004), “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options’ vesting period. The adoption did not have a significant financial effect in 2003. The following illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period:

	Pro Forma
	(In Millions)

	2004	2003	2002

Net income (loss) as reported	$323.6	$(32.7)	$(188.3)
Stock-based employee compensation:
Add expense included in reported results	6.6	6.0	2.0
Deduct fair value-based method	(5.4)	(3.8)	(2.7)

Pro forma net income (loss)	$324.8	$(30.5)	$(189.0)

Earnings (loss) per share:
Basic-as reported	$14.94	$(1.60)	$(9.31)

Basic-pro forma	$14.99	$(1.49)	$(9.35)

Diluted-as reported	$11.80	$(1.60)	$(9.31)

Diluted-pro forma	$11.84	$(1.49)	$(9.35)

The market value of restricted stock awards and performance shares is charged to expense over the vesting period.
      In December 2004, FASB issued SFAS 123R, “Share-Based Payment” which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value method. The Statement which is effective for periods beginning after June 15, 2005 is not expected to have a significant impact on the Company’s consolidated financial statements.
      Research and Development Costs: Research and development costs, principally relating to the Mesabi Nugget project at the Northshore mine in Minnesota, are expensed as incurred. Mesabi Nugget project costs of $.9 million, $1.6 million and $1.9 million in 2004, 2003 and 2002, respectively, were included in “Miscellaneous — net.” Mining development costs (“stripping”) are expensed as incurred.
      Earnings Per Common Share: Basic earnings per common share is calculated on the average number of common shares outstanding during each period. Diluted earnings per common share is based on the average number of common shares outstanding during each period, adjusted for the effect of outstanding stock options, restricted stock and performance shares, including the “as-if-converted” effect of the convertible preferred stock.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Reclassifications: Certain prior year amounts have been reclassified to conform to current year classifications.
      Accounting and Disclosure Changes: In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Implementation of the Statement is not expected to have a significant effect on the Company’s operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”) and requires such costs to be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead costs be based on normal capacity. The Statement is effective for years beginning after June 15, 2005, with early adoption permitted. The implementation of this standard in the fourth quarter of 2004 did not have an impact on the Company’s consolidated financial statements.
      On October 13, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The consensus specified that the dilutive effect of contingently convertible debt and preferred stock (“CoCos”) should be included in dilutive earnings per share computations (if dilutive), regardless of whether the market price trigger has been met. Previously, CoCos were only required to be included in the calculation of diluted earnings per share when the contingency was met. The effective date for EITF 04-8 implementation is for reporting periods ending after December 15, 2004. Earnings per share for 2004 have been restated from the date of issuance of the Company’s preferred stock.
      In March 2004, the EITF reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combinations.” EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment. The Company assesses impairment on economically recoverable ore utilizing existing technology. The release, which was effective for business combinations and impairment testing after March 31, 2004, did not have a significant impact on the Company’s consolidated financial results.
      In December 2003, the FASB modified SFAS No. 132 (originally issued in February 1998), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” to improve financial statement disclosures for defined benefit plans. The change replaces the existing SFAS disclosure requirements for pensions. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The guidance is effective for fiscal years ending after December 15, 2003. Accordingly, the Company’s footnote disclosure regarding its pension and other post-retirement (“OPEB”) benefits has been updated to conform to the requirements of SFAS No. 132R. See Note 8 — Retirement Related Benefits.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset, which may have previously been classified as equity. The Company adopted SFAS No. 150 effective June 30, 2003, as required. The adoption of the Statement did not have an impact on the Company’s consolidated financial statements.
      In January 2003 (as revised December 2003), the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      Effective January 1, 2002, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The cumulative effect of this accounting change related to prior years was a one-time non-cash charge to income of $13.4 million (net of $3.3 million recorded under the Company’s previous mine closure accrual method) recognized as of January 1, 2002. The net effect of the change was $1.9 million of additional expense in year 2002 results. See Note 5 — Environmental and Mine Closure Obligations.

Note 1 —	Operations and Customers

United Taconite
      Effective December 1, 2003, United Taconite, a newly formed company owned 70 percent by a subsidiary of the Company and 30 percent by a subsidiary of Laiwu Steel Group Limited (“Laiwu”) of China, purchased the ore mining and pelletizing assets of Eveleth Mines LLC (“Eveleth Mines”). Eveleth Mines had ceased mining operations in May 2003 after filing for chapter 11 bankruptcy protection on May 1, 2003. Under the terms of the purchase agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, the assets acquired exceeded the cost of the acquisition, resulting in an extraordinary gain of $2.2 million, net of $.5 million tax and $1.2 million minority interest. In conjunction with this transaction, the Company and its Wabush Mines venture partners entered into pellet sales and trade agreements with Laiwu to optimize shipping efficiency. Sales to Laiwu under these contracts totaled .2 million tons and .1 million tons of pellets in 2004 and 2003, respectively.
      The mine began production in late December 2003 and produced approximately 80,000 tons in 2003 and 4.1 million tons (Company share 2.9 million tons) in 2004. In the third quarter 2004, the Company initiated a production capacity expansion project that will add approximately 1.0 million tons (Company share .7 million

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
tons) of annual production capacity at a cost of approximately $35 million, with $13.3 million expended in 2004. Production for 2005 is estimated to approximate 5.0 million tons (Company share 3.5 million tons). A further expansion is being evaluated.

Empire Mine
      Effective December 31, 2002, the Company increased its ownership in Empire from 46.7 percent to 79 percent for assumption of mine liabilities. Under terms of the agreement, the Company has indemnified Ispat Inland Inc. (“Ispat Inland”), a subsidiary of Ispat International, N.V., from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat Inland of $120.0 million, recorded at a present value, including accrued interest, of $64.1 million at December 31, 2004 ($61.3 million at December 31, 2003) with $52.1 million classified as “Long-term receivable” and the balance current, over the 12-year life of the supply agreement. A subsidiary of Ispat Inland retained a 21 percent ownership in Empire, for which it has the unilateral right to put the interest to the Company in 2008. The Company is the sole supplier of pellets purchased by Ispat Inland for the term of the supply agreement.
      On October 25, 2004, the acquisition of LNM Holdings N.V. and International Steel Group Inc. (“ISG”) by Ispat International, N.V., the parent of Ispat Inland, was announced. On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel Company N.V. (“Mittal”). The merger with ISG, subject to shareholder approvals, is expected to be completed by the end of the first quarter of 2005, resulting in the world’s largest steel company. ISG is currently the Company’s largest customer with total pellet sales of 8.9 million tons and 6.9 million tons in 2004 and 2003, respectively. Additionally, ISG is a 62.3 percent equity participant in Hibbing. The Company’s pellet sales to Ispat Inland totaled 2.6 million tons and 2.8 million tons in 2004 and 2003, respectively. In December 2004, ISG and the Company amended their sales agreement, which runs through 2016, to increase the base price and moderate the supplemental steel price sharing provisions. The Company’s sales to ISG and Ispat Inland are under agreements that are not scheduled to expire for at least ten years. In 2004, the combined sales to ISG and Ispat Inland accounted for 51 percent of the Company’s sales volume and, including their equity share of Hibbing and Empire production, accounted for 52 percent of the Company’s managed production. The Company does not expect the merger to affect its relationships with ISG and Ispat Inland for the foreseeable future.
      As a result of increasing production costs at the Empire mine, revised economic mine planning studies were completed in the fourth quarter of 2002 and updated in the fourth quarter of 2003. Based on the outcome of these studies, the ore reserve estimates at Empire were reduced from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and 29 million tons at December 31, 2003. Ore reserves were approximately 23 million tons at December 31, 2004, reflecting 2004 production. As a result of an impairment analysis, the Company concluded that the assets of Empire were impaired and accordingly recorded an impairment charge in 2002 of $52.7 million to write-off the carrying value of the long-lived assets of Empire. The Company calculates estimated future net cash flows for purposes of assessing and measuring impairment by utilizing the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company utilized an undiscounted probability-weighted cash flow analysis to determine whether the Empire mine could generate cash flows greater than the carrying value of its long-lived assets. In its analysis, the Company based its revenue estimate on unescalated contractual pricing under the Ispat Inland 12-year pellet supply agreement and included special payments of up to $120 million by Ispat Inland to Empire and the Company over the duration of the contract. The Ispat Inland pellet revenue rate was utilized because Ispat Inland purchases the majority of Empire’s production. The Company’s analysis was limited to the recovery of proven and probable ore reserves, reflected alternate annual production levels and unescalated production and capital costs (based on the production-level adjusted current year budget and five-year forecast) net of royalties and management fees paid to the Company. The analysis also incorporated funding requirements for employment legacy and environmental and mine closure obligations. The cash flow analysis

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
indicated that the Empire assets were impaired and that the fair value of the Empire long-lived assets was determined to be zero. In 2004 and 2003, the Company recorded additional impairment charges of $5.8 million and $2.6 million, respectively, for fixed asset additions. Approximately $2.2 million of the 2004 Empire fixed-asset additions related to an increase in the asset retirement obligations reflecting a one-year decrease in the estimated mine life due to a change in annual production levels.

Northshore Mine
      The Company is proceeding with plans to expand annual production capacity by reactivating an idled furnace at its wholly-owned Northshore mine. The expansion, which is estimated to cost approximately $30 million, will increase annual production capacity by about .8 million tons to 5.6 million tons per year when fully operational. The re-start of the furnace is expected in the third quarter of 2005. Northshore’s 2005 production is estimated to be 5.2 million tons.

Tilden Mine
      On January 31, 2002, the Company increased its ownership in Tilden from 40 percent to 85 percent with the acquisition of Algoma Steel Inc.’s (“Algoma”) interest in Tilden for assumption of mine liabilities associated with the interest. The acquisition increased the Company’s annual production capacity by 3.5 million tons. Concurrently, a term supply agreement was executed that made the Company the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma totaled 3.3 million tons in 2004 (3.3 million tons in 2003 and 2.7 million tons in 2002).

Hibbing Mine
      In July 2002, the Company acquired (effective retroactive to January 1, 2002) an eight percent interest in Hibbing from Bethlehem Steel Corporation (“Bethlehem”) for the assumption of mine liabilities associated with the interest. The acquisition increased the Company’s ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under chapter 11 of the U.S. Bankruptcy Code. In May 2003, ISG purchased the assets of Bethlehem, including Bethlehem’s 62.3 percent interest in Hibbing.

Wabush Mines
      In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme Metals Incorporated, which had been under chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, the Company’s interest increased from 22.78 percent to 26.83 percent.
      Economic ore reserves at Wabush were reduced to 94 million tons at December 31, 2002 and further reduced to 61 million tons at December 31, 2003. Wabush ore reserves at December 31, 2004 decreased to 57 million tons, reflecting 2004 production. Impairment analyses were prepared in each year with results indicating that our long-lived assets at Wabush were not impaired. The ore reserve decreases reflected the impacts of higher operating costs, a weaker U.S. currency and a reduction in the maximum mining depth in one critical mining area; partially offsetting these impacts were higher Eastern Canadian pellet pricing and an increase in Wabush production to its capacity of 6 million tons per year. Both the increase in pellet pricing and the increase in Wabush production are being driven by the overall strength in overseas markets. As directly related to Wabush, the Company believes that its ten-year supply agreement with Laiwu should ensure that Wabush operates at capacity for the foreseeable future.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Effect of Mine Ownership Increases
      While none of the increases in mine ownerships during 2002 required cash payments or assumption of debt, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Additional consolidated obligations assumed totaled approximately $163 million at December 31, 2002, primarily related to employment and legacy obligations at Empire and Tilden mines, partially offset by non-capital long-term assets, principally the $59 million Ispat Inland long-term receivable. United Taconite’s acquisition of the Eveleth Mines assets in Minnesota in December 2003 was for $3 million cash and assumption of certain liabilities, primarily mine closure-related environmental expenses.

Customers
      On October 23, 2003, Rouge Industries, Inc. (“Rouge”), a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, assumed the Company’s term supply agreement with Rouge with minimal modifications. The contract provides that the Company would be the sole supplier of iron ore pellets through 2012. The Company sold 3.3 million tons to Rouge in 2004 and 3.0 million tons in 2003. Additionally, in the first quarter 2004, Rouge repaid a $10 million secured loan balance outstanding plus accrued interest.
      On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased 1.5 million tons, or 8 percent of total tons sold, in 2003. WCI continues to operate and purchase pellets from the Company. On October 14, 2004, the Company and the current owners of WCI reached tentative agreement for the Company to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a ten-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million pre-petition receivable, plus $.9 million of subsequent pricing adjustments, over time, was approved by the Bankruptcy Court on November 16, 2004. The agreement provides the Company with a right to terminate the agreement after 2005 if a plan of reorganization is not confirmed before June 30, 2005 and consummated by July 31, 2005; in that event, the $5.8 million receivable would be due at the end of 2005.
      On May 19, 2003, Weirton Steel Corporation (“Weirton”) filed for protection under chapter 11 of the U.S. Bankruptcy Code. Weirton, a significant customer of the Company, purchased approximately .5 million tons in 2004 through May 17, or two percent of all tons sold in 2004, and 2.8 million tons, or 14 percent of tons sold in 2003. On April 22, 2004, the Bankruptcy Court issued an order approving the sale of Weirton’s assets to a subsidiary of ISG, and on May 18, 2004, ISG completed the acquisition of substantially all of the assets, including the power-related leased assets (discussed below), of Weirton. As part of the acquisition, ISG assumed the Company’s term supply agreement with Weirton with some modifications. The contract term is for 15 years with the Company supplying the majority of pellets required for the ISG-Weirton facility in 2004 and 2005 and all of ISG-Weirton’s pellet requirements thereafter. The Company sold 1.4 million tons to ISG-Weirton in 2004 under the assumed contract.
      The Company is a 40.5 percent participant in a joint venture that acquired certain power-related assets from FW Holdings, Inc. (“FW Holdings”), a subsidiary of Weirton, in 2001, in a purchase-leaseback arrangement. On February 26, 2004, FW Holdings filed a petition for chapter 11 bankruptcy protection. In connection with its bankruptcy filing, FW Holdings filed an adversary complaint against the joint venture members for declaratory relief and the return of assets acquired in the purchase-leaseback transaction. In that complaint, FW Holdings asserted that the lease transaction should be recharacterized as a secured loan. As a result, FW Holdings did not make its quarterly lease payment due on March 31, 2004, of which the

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Company’s share was $.5 million. In conjunction with ISG’s purchase of the Weirton assets, a settlement agreement was reached between Weirton, ISG and the joint venture. As a result of the settlement agreement, the Company wrote down its investment to $6.1 million as of March 31, 2004 from $10.3 million. An additional $1.6 million charge was included in “Provision for customer bankruptcy exposures” in the first quarter 2004; the Company had previously recorded a $2.6 million reserve for Weirton bankruptcy exposures in May 2003. The sale of Weirton’s assets to ISG resulted in a $10 million payment to the joint venture on closing (Company share $4.0 million), which was made on May 18, 2004, and annual payments of $.5 million (Company share $.2 million) including interest at the rate of five percent over the next 15 years. The joint venture members also received a release from Weirton and FW Holdings of bankruptcy claims, such as preference actions, upon the closing of the sale to ISG.
      On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled 1.2 million tons in 2004 and .1 million tons in 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date. The Court has extended the deadline for the submittal of bids to purchase Stelco until February 14, 2005. Stelco has received an extension of the stay period under its Court-ordered restructuring from February 11, 2005 to April 29, 2005.

Note 2 —	Restructuring
      In the third quarter 2003, the Company initiated a salaried employee reduction program, in order to place it in a better position to address long-term strategic issues. The action resulted in a reduction of 136 staff employees at its corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at the Company’s U.S. operations (prior to the acquisition of United Taconite). Accordingly, the Company recorded restructuring charges of $8.7 million in 2003. The Company’s share of the restructuring charges is principally related to pension and OPEB obligations, $6.2 million, and one-time severance benefits, $2.5 million. Included in the long-term restructuring charge was an OPEB plan curtailment credit of $1.5 million. The program’s impact on the long-term pension and OPEB obligations was accounted for through the benefit plans in which the individual employees participated. Less than $1.6 million of the one-time severance benefits required cash funding in 2003 leaving a remaining severance liability of approximately $.9 million at December 31, 2003. In 2004, the Company expended $.7 million and recorded a $.2 million credit to the restructuring charge in satisfaction of the obligation. The recognition of the one-time severance benefits were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Note 3 —	Discontinued Operation
      In the fourth quarter of 2002, the Company exited the ferrous metallics business and abandoned its 82 percent investment in CAL, an HBI facility located in Trinidad and Tobago. For the year 2002, the Company reported a loss from discontinued operation of $108.5 million, consisting of $97.4 million ($95.7 million in the third quarter) of impairment charges, due to uncertainties concerning the HBI market, operating costs and volume, and startup timing, when the Company determined that its investment in CAL was impaired, and $11.1 million of idle expense.
      On July 23, 2004, Cliffs and Outokumpu Technology GmbH (the 18 percent co-owner of CAL) sold the assets of CAL’s HBI facility to ISG. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. CAL may receive up to $10 million in future payments contingent on HBI

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
production and shipments. The Company recorded after-tax income of approximately $3.1 million in 2004, which is classified under “Discontinued Operation” in the Statement of Consolidated Operations.

Note 4 —	Segment Reporting
      In 2004 and 2003, the Company operated in one reportable segment offering iron products and services to the steel industry. The ferrous metallics segment, which included the Company’s CAL operations, was discontinued in 2002.
      Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)

	2004	2003	2002

Revenue(1)
United States	$923.3	$653.2	$448.3
Canada	231.2	162.4	145.5
Other Countries	63.5	20.1	4.8

Total Revenue	$1,218.0	$835.7	$598.6

Long-Lived Assets(2)
United States	$285.8	$255.0
Canada	16.9	16.9

Total	$302.7	$271.9

(1)	Revenue is attributed to countries based on the location of the customer and includes both “Product sales and services” and “Royalties and management fees” revenues.

(2)	Net properties include Company’s equity share of unconsolidated ventures.
      Following is a summary of the Company’s significant customers measured as a percent of “Product sales and services” revenues from continuing operations:

	Percent of Sales
	Revenues*

Customer	2004	2003	2002

ISG	44%	29%	20%
Algoma	14	17	19
Severstal/ Rouge	13	16	11
Ispat Inland/ Mittal	10	8	5
WCI	6	7	8
Stelco	5	1	2
Weirton	2	16	21
Laiwu	1	1
AK Steel	1		9
Others	4	5	5

	100%	100%	100%

* Excludes freight and minority interest cost reimbursements.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Note 5 — Environmental and Mine Closure Obligations
      At December 31, 2004, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $99.0 million, of which $6.0 million was classified as current. Payments in 2004 were $6.4 million (2003 — $7.5 million; 2002 — $8.3 million). Following is a summary of the obligations:

	(In Millions)

	2004	2003

Environmental	$13.0	$15.5
Mine Closure
LTV Steel Mining Company	33.8	37.1
Operating Mines	52.2	45.2

Total Mine Closure	86.0	82.3

Total Environmental and Mine Closure*	$99.0	$97.8

*	Includes $10.6 million and $9.7 million at December 31, 2004 and 2003, respectively, of the Company’s share of unconsolidated ventures.

Environmental
      Included in the obligation are environmental liabilities of $13.0 million. The Company’s obligations for known environmental remediation exposures at active and closed mining operations and other sites have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.
      The environmental liability includes the Company’s obligations related to six sites which are independent of the Company’s iron mining operations, seven former iron ore-related sites, eight leased land sites where the Company is lessor and miscellaneous remediation obligations at the Company’s operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party (“PRP”); the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin and the Pellestar site in Michigan, where significant site cleanup activities have taken place, and the Kipling and Deer Lake sites in Michigan.

Milwaukee Solvay Site
      In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”) for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $.9 million in the second half

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
of 2003 and $2.1 million in 2004. At this time, the Company believes the requirements of the removal action have been substantially completed.
      On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to thirteen other PRPs. At this time, the nature and extent of the contamination, the required remediation, the total cost of the cleanup and the cost sharing responsibilities of the PRPs cannot be determined. The Company increased its environmental reserve for Milwaukee Solvay by $.8 million in 2004 for potential additional exposure.

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
      By a letter dated June 10, 2004, the MDEQ made a new demand to both CITGO and the Company to take responsive activities at the property, including development and submittal of a remedial action plan to the MDEQ for approval. The Company met with the MDEQ to discuss this letter and submitted a response. Subsequently, the Company and CITGO agreed to cooperate in the development of a joint remedial action plan as encouraged by MDEQ. Additional investigative work at the site has been undertaken by CITGO. At this time, it is unclear whether the MDEQ, once it is apprised of the Company’s response activities at the site to date, will require it to conduct further investigations or implement a remedial action plan going beyond what it has already developed internally. Conducting further investigations, revising the Company’s proposed remedial action plan, or implementing the plan, could result in much higher costs than currently anticipated.

Mine Closure
      The mine closure obligation of $86.0 million includes the accrued obligation at December 31, 2004 for a closed operation formerly known as the LTV Steel Mining Company (“LTVSMC”) and for the Company’s six operating mines. The closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50.0 million and certain other assets and assumed environmental and certain facility closure obligations of $50.0 million, which at December 31, 2004, have declined to $33.8 million as a result of expenditures totaling $16.2 million since 2001 ($3.3 million in 2004).

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The accrued closure obligation for the Company’s active mining operations of $52.2 million reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002. The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment will be recognized over the estimated mine lives for each location. Upon adoption on January 1, 2002, the Company’s share of the obligation, including its unconsolidated ventures, was a present value liability, $17.1 million, a net increase to plant and equipment, $.4 million, and net cumulative effect charge, $13.4 million. The net cumulative effect charge reflected the offset of $3.3 million of accruals made under the Company’s previous mine closure accrual method.
      The following summarizes the Company’s asset retirement obligation liability at December 31:

	(In Millions)

	2004	2003

Asset Retirement Obligation at Beginning of Year	$45.2	$36.1
Accretion Expense	4.6	3.6
Additional Ownership		2.4
Minority Interest	.2	1.0
Revision in Estimated Cash Flows	2.2	2.1

Asset Retirement Obligation at End of Year	$52.2	$45.2

Note 6 —	Debt
      In the first quarter 2004, the Company repaid the remaining $25.0 million balance on its senior unsecured note agreement. On April 30, 2004, the Company entered into a $30 million unsecured revolving credit agreement, which expires on April 29, 2005. There have been no borrowings under the facility.

Note 7 —	Lease Obligations
      The Company and its unconsolidated ventures lease certain mining, production, and other equipment under operating leases. The Company’s operating lease expense, including its share of unconsolidated ventures, was $19.7 million in 2004, $24.6 million in 2003 and $25.3 million in 2002.
      Assets acquired under capital leases by the Company, including its share of unconsolidated ventures, were $13.9 million and $15.0 million, respectively, at December 31, 2004 and 2003. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $8.2 million and $8.4 million at December 31, 2004 and 2003, respectively.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Future minimum payments under capital leases and noncancellable operating leases, at December 31, 2004 were:

	(In Millions)

	Company’s Share		Total

	Capital	Operating	Capital	Operating
Year Ending December 31,	Leases	Leases	Leases	Leases

2005	$2.6	$16.0	$5.2	$27.1
2006	2.3	12.2	4.0	20.2
2007	2.9	9.0	3.4	12.1
2008	.7	6.7	.7	7.6
2009	.6	4.4	.6	4.6
2010 and thereafter		2.8		2.7

Total minimum lease payments	9.1	$51.1	13.9	$74.3

Amounts representing interest	1.3		1.6

Present value of net minimum lease payments	$7.8		$12.3

      The Company’s share of total minimum lease payments, $60.2 million, is comprised of the Company’s consolidated obligation of $51.4 million and the Company’s ownership share of unconsolidated associated companies’ obligations of $8.8 million, principally related to Hibbing and Wabush.

Note 8 —	Retirement Related Benefits
      The Company and its unconsolidated ventures offer defined benefit pension plans, defined contribution pension plans and other post-retirement benefit plans, primarily consisting of retiree healthcare benefits, as part of a total compensation and benefits program.
      The defined benefit pension plans are largely noncontributory, and, except for U.S. salaried employees, benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula. Effective July 1, 2003, the pension benefits for certain U.S. salaried employees were frozen under the prior benefit formula and a cash balance pension formula was implemented for service after June 30, 2003. Effective July 1, 2004, the pension benefits for U.S. salaried employees of the Lake Superior and Ishpeming Railroad (“LS&I”) Pension Plan were frozen under the prior benefit formula and a cash balance pension formula was implemented for service after June 30, 2004. The cash balance formula provides benefits based on employees’ years of service and average earnings.
      In addition, the Company and its unconsolidated ventures currently provide various levels of retirement health care and life insurance benefits (“Other Benefits” or OPEB) to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. Effective July 1, 2003, the Company imposed an annual limit on its cost for medical coverage under the U.S. salaried plans, except for the plans covering participants at the Northshore and LS&I Railroad Company operations. A similar type of limit was previously implemented at Northshore. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which retiree benefits commence. The covered participant pays an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. Currently, the average cost for

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
coverage prior to age 65 and after age 65 are below the respective limits of $7,000 and $3,000. The changes implemented to the U.S. salaried pension and other benefits plans reduced costs by more than an estimated $8.0 million on an annualized basis. The Company does not provide Other Benefits for most U.S. salaried employees hired after January 1, 1993. Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid.
      Pursuant to the new four-year labor agreements reached with the USWA for U.S. employees, effective August 1, 2004, OPEB expense for 2004 and the accumulated postretirement benefit obligation (“APBO”) decreased $4.9 million and $48.0 million, respectively, to reflect negotiated plan changes, which capped the Company’s share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company and its partners fund an estimated $220 million into bargaining unit pension plans and retiree healthcare accounts (“VEBAs”) during the term of the contracts.
      Furthermore, year 2004 OPEB expense reflects an estimated cost reduction of $4.1 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Drug Act”). The Company elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter 2004. Accordingly, first quarter 2004 results have been re-stated to reduce the previously reported net loss by $.6 million or $.05 per share. Additionally, the APBO decreased $25.1 million.
      Year 2004 OPEB expense also reflects a cost reduction for the Canadian OPEB plan of $.4 million due to the net effect of favorable claims and demographic experience, offset by moderate benefit improvements negotiated with the USWA effective March 1, 2004.
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
      The following table summarizes the annual costs for the retirement plans.

	(In Millions)

	2004	2003	2002

Defined benefit pension plans	$23.1	$32.0	$7.2
Defined contribution pension plans	3.0	1.9	1.9
Other post-retirement benefits	28.5	29.1	21.5

Total	$54.6	$63.0	$30.6

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

      The effect of the benefit plan changes in the year of recognition for the previously mentioned salaried benefit plan changes in 2003 and benefit changes associated with the new labor agreements and the Medicare Drug Act in 2004 are summarized as follows:

	(In Millions)

	2004		2003

Reduction in annual cost
Defined benefit pension plans	$		$3.8
Other post-retirement benefits		9.0	3.4

Total		$9.0	$7.2

Reduction in PBO or APBO
Defined benefit pension plans (PBO)	$		$20.7
Other post-retirement benefits (APBO)		73.1	23.4

Total		$73.1	$44.1

      The Company utilized December 31 as its measurement date for determining pension and other benefits obligations and assets.
      The following tables and information provide additional disclosures for the Company’s plans, including its proportionate share of plans of its unconsolidated ventures.

Obligations and Funded Status

	(In Millions)

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Change in Benefit Obligations
Benefit obligations — beginning of year	$642.6	$613.3	$373.8	$322.8
Service cost (excluding expenses)	10.7	11.6	4.0	4.4
Interest cost	40.9	39.0	19.8	21.6
Plan amendments	(.1)	(20.7)	(48.0)	(23.4)
Actuarial loss (gain)	73.9	37.8	(9.5)	65.4
Benefits paid	(44.5)	(45.5)	(21.3)	(19.7)
Participant contributions			3.3	2.7
Effect of curtailment				(1.5)
Effect of special termination benefits		7.1		1.5
Other	(8.0)		(3.9)

Benefit obligations — end of year	$715.5	$642.6	$318.2	$373.8

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	(In Millions)

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Change in Plan Assets
Fair value of plan assets — beginning of year	$471.4	$424.3	$56.6	$48.7
Actual return on plan assets	57.2	86.3	6.5	7.9
Employer contributions	63.0	6.4	13.1	3.4
Benefits paid	(44.5)	(45.5)	(0.5)
Asset transfers/refund	(.1)	(.1)		(3.4)
Other	(5.8)		(0.2)

Fair value of plan assets — end of year	$541.2	$471.4	$75.5	$56.6

Funded Status at December 31
Fair value of plan assets	$541.2	$471.4	$75.5	$56.6
Benefit obligations	715.5	642.6	318.2	373.8

Funded status (plan assets less benefit obligations)	(174.3)	(171.2)	(242.7)	(317.2)
Amounts not recognized:
Unrecognized net loss	213.4	175.4	166.8	193.4
Unrecognized prior service cost (benefit)	16.4	11.6	(70.2)	(29.6)
Unrecognized net obligation (asset) at date of adoption	(6.3)	(10.2)	0.3

Net amount recognized	$49.2	$5.6	$(145.8)	$(153.4)

Prepaid benefit cost	$158.6	$24.5
Accrued benefit cost	(109.4)	(18.9)
Additional minimum liability	(133.6)	(146.5)
Intangible asset	14.5	15.6
Accumulated other comprehensive loss	77.8	89.1
Effect of change in mine ownership & minority interest	41.3	41.8

Net amount recognized	$49.2	$5.6

Additional Information on Pension Benefit Obligations as of December 31, 2004

	(In Millions)

				Canadian
	U.S.			Pension
	Pension Plans			Plans

	Salaried	Hourly	Mining	Salaried	Hourly	Total

Projected benefit obligation	$232.0	$403.2	$36.4	$17.7	$26.2	$715.5
Accumulated benefit obligation (ABO)	230.6	383.8	33.9	12.9	26.2	687.4
Fair value of plan assets	237.2	238.3	25.5	18.5	21.7	541.2

Unfunded ABO		145.5	8.4		4.5	158.4
Net amount recognized	71.2	(25.9)	.5	2.8	.6	49.2

Additional minimum liability		119.6	8.9		5.1	133.6
Intangible asset		(12.7)	(.6)		(1.2)	(14.5)
Effect of change in mine ownership & minority interest		(40.9)	(.2)		(.2)	(41.3)

Accumulated other comprehensive loss		$66.0	$8.1		$3.7	$77.8

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company’s net pension liability of $84.4 million at December 31, 2004 is recorded as $42.4 million of $42.7 million in “Pensions, including minimum pension liability,” $31.0 million in current liabilities as “Pensions,” and the remainder minor amounts reflected as equity investments.
      The $145.8 million liability for Other Benefits at December 31, 2004 is recorded as $102.7 million of long-term “Other post-retirement benefits,” and $34.9 million in current liabilities as “Other post-retirement benefits,” with the remainder reflected in equity investments.
      The accumulated benefit obligation for all defined benefit pension plans was $687.4 million and $609.4 million at December 31, 2004 and 2003, respectively.
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $465.8 million, $443.9 million, and $285.5 million, respectively, as of December 31, 2004, and $626.5 million, $597.7 million, and $454.3 million, respectively, as of December 31, 2003.

Components of Net Periodic Benefit Cost

	(In Millions)

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Service cost	$10.7	$11.6	$4.0	$4.4
Interest cost	40.9	39.0	19.8	22.0
Expected return on plan assets	(38.1)	(36.2)	(5.4)	(4.3)
Amortizations, curtailment and special termination benefits	9.6	17.6	10.1	7.0

Net periodic benefit cost	$23.1	$32.0	$28.5	$29.1

Additional Information

	(In Millions)

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Effect of change in mine ownership & minority interest	$41.3	$41.8	N/A	N/A
Minimum liability included in other comprehensive income	77.8	89.1	N/A	N/A
Actual return on plan assets	57.2	86.3	$6.5	$7.9

Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

U.S.
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.16	4.19	N/A	N/A
Canada
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00	4.00	N/A	N/A

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Weighted-average assumptions used to determine net benefit cost for years ended December 31:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

U.S.
Discount rate	6.25%	6.90%	6.25%	6.90%
Expected return on plan assets	8.50	9.00	8.50	8.35
Rate of compensation increase	4.19	4.19	4.19	4.19
Canada
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00	8.00	6.50	6.00
Rate of compensation increase	4.00	4.00

Assumed Health Care Cost Trend Rates at December 31:

	2004	2003

U.S.
Health care cost trend rate assumed for next year	9.0%	10.0%
Ultimate health care cost trend rate	5.0	5.0
Year that the ultimate rate is reached	2009	2009
Canada
Health care cost trend rate assumed for next year	9.0%	10.0%
Ultimate health care cost trend rate	5.0	5.0
Year that the ultimate rate is reached	2009	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	(In Millions)

	Increase	Decrease

Effect on total of service and interest cost	$2.1	$(1.7)
Effect on post-retirement benefit obligation	27.8	(22.5)

Plan Assets

Pension
      The pension plans asset allocation at December 31, 2004 and 2003, and target allocation for 2005 are as follows:

		Percentage of
		Plan Assets at
	2005	December 31
	Target
Asset Category	Allocation	2004	2003

Equity securities	63.8%	63.6%	72.0%
Debt securities	29.7	29.2	20.0
Real estate	6.5	7.2	8.0

Total	100.0%	100.0%	100.0%

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	(In Millions)

	Assets at
	December 31

Asset Category	2004	2003

Equity securities	$344.2	$339.4
Debt securities	158.0	94.3
Real estate	39.0	37.7

Total	$541.2	$471.4

The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses.

VEBA & CLIR Contracts
      Assets for other benefits include deposits relating to insurance contracts (“CLIR”) and VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The other benefit plan asset allocation at December 31, 2004 and 2003, and target allocation for 2005 are as follows:

		Percentage of
		Plan Assets at
	2005	December 31
	Target
Asset Category	Allocation	2004	2003

Equity securities	65.0%	65.0%	67.1%
Debt securities	35.0	35.0	32.9

Total	100.0%	100.0%	100.0%

	(In Millions)

	Assets at
	December 31

Asset Category	2004	2003

Equity securities	$49.2	$38.0
Debt securities	26.4	18.6

Total	$75.6	$56.6

      The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses.

Participant and Company Contributions

	(In Millions)

		Other Benefits

	Pension		Direct
Company Contributions	Benefits	VEBA	Payments	Total

2003	$6.4	$3.4	$13.6	$17.0
2004	63.0	13.1	17.8	30.9
2005 (expected)	33.9	15.2	20.0	35.2

*	The Company is currently considering various options for the amount to be contributed to the pension plans during 2005. The amounts reflected represent minimum funding requirements and bargaining agreements.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund additional shutdown and early retirement obligations that are not included in the pension obligations.
      VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
      Contributions by participants to the other benefit plans were $3.3 million and $2.7 million for the years ending December 31, 2004 and 2003, respectively.

Estimated Cost for 2005
      For 2005, the Company, including its share of the plans of its unconsolidated ventures, estimates net periodic benefit cost for the U.S. and Canadian plans as follows:

(In Millions)

Defined benefit pension plans	$19.1
Defined contribution plans	1.2
Other post-retirement benefits	21.8

Total	$42.1

Estimated Company Benefit Payments

	(In Millions)

		Other Benefits

		Gross	Less	Net
	Pension	Company	Medicare	Company
	Benefits	Payments	Subsidy	Payments

2005	$46.1	$20.0	$	$20.0
2006	47.2	21.6	1.4	20.2
2007	48.6	23.1	1.4	21.7
2008	50.9	24.1	1.3	22.8
2009	51.5	25.0	1.2	23.8
2010-2014	277.3	142.5	6.8	135.7

Other Potential Benefit Obligations
      While the foregoing reflects the Company’s obligation, including its proportionate share of unconsolidated ventures, total Company exposure in the event of non-performance of other venturers (at Hibbing and Wabush) is potentially greater. Following is a summary comparison of the total obligation including other venturers’ proportionate shares versus the Company’s share:

	December 31, 2004
	(In Millions)

	Company’s Share		Total

	Defined		Defined
	Benefit	Other	Benefit	Other
	Pensions	Benefits	Pensions	Benefits

Fair value of plan assets	$541.2	$75.5	$736.5	$97.3
Benefit obligation	715.5	318.2	956.8	389.8

Underfunded status of plan	$(174.3)	$(242.7)	$(220.3)	$(292.5)

Additional shutdown and early retirement benefits	$115.6	$57.9	$156.6	$72.4

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 9 —	Income Taxes
      Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	(In Millions)

	2004	2003

Deferred tax assets:
Post-retirement benefits other than pensions	$23.4	$23.3
Pensions, including minimum pension liability	22.3	36.3
Loss carryforwards	8.9	23.5
Alternative minimum tax credit carryforwards	8.4	11.5
Asset retirement obligation	6.4	7.0
Product inventories	5.4	4.5
Investment in ventures	1.4	3.3
Other liabilities	35.0	30.7

Total deferred tax assets before valuation allowance	111.2	140.1
Deferred tax asset valuation allowance	8.9	122.7

Net deferred tax assets	102.3	17.4
Deferred tax liabilities:
Properties	21.5	17.4
ISG mark-to-market		34.5

Total deferred tax liabilities	21.5	51.9

Net deferred tax assets (liability)	$80.8	$(34.5)

The deferred amounts are classified on the balance sheet as current or long-term in accordance with the asset or liability to which they relate.
      The Company originally recorded a full valuation allowance in 2002 when a significant increase to its minimum pension liabilities pursuant to SFAS No. 87 and the cumulative effect adjustment related to the adoption of SFAS No. 143, “Asset Retirement Obligation,” were recognized. The Company also recorded impairments of its investments in CAL and Empire in 2002. The recording of these items caused the Company’s net deferred tax asset to increase to a level that required a deferred tax valuation allowance. Through 2003, the Company maintained the valuation allowance in recognition of uncertainty regarding full utilization of its deferred tax assets. In the fourth quarter of 2004, the Company determined, based on the existence of sufficient evidence, that it no longer required a valuation allowance other than $8.9 million related to net operating loss carryforwards of $25.4 million that will begin to expire in 2021, which are attributable to pre-consolidation separate return years of one of its subsidiaries. As a result, a $113.8 million adjustment to release valuation allowance was credited to income.
      During 2003, the Company recorded a mark-to-market adjustment in shareholders’ equity with respect to its investment in ISG, an extraordinary gain related to its participation in United Taconite, and a charge to shareholders’ equity associated with the exercise of stock options. A net charge of $34.5 million was recorded to reflect the tax impact of these items and was allocated among each component. In 2004, the Company fully monetized its investment in ISG reversing the $34.5 million deferred tax liability recorded in 2003 related to the mark-to-market adjustment to its investment in ISG. Also in 2004, the Company recorded income with respect to its disposition of the assets of its discontinued operation (CAL) and a charge to shareholders’ equity

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
associated with the exercise of stock options. The net tax credit impact of $.4 million attributable to these two items was allocated to each component.
      The components and allocation of the Company’s income taxes are as follows:

	(In Millions)

	2004	2003	2002

Income taxes on continuing operations:
Current
U.S. Federal	$43.8	$(1.4)	$(5.0)
State	4.7	.3	.1
Foreign	3.3	.3	.1

Total current	51.8	(.8)	(4.8)

Deferred
U.S. Federal	(83.7)	(.8)	13.9
State	(3.0)
Foreign		1.3

Total deferred	(86.7)	.5	13.9

Total continuing operations	(34.9)	(.3)	9.1
Discontinued operation	1.7
Extraordinary gain		(.5)

Income tax expense (credit)	(33.2)	(.8)	9.1
Other comprehensive loss (income):
ISG Common Stock	(34.5)	34.5
Minimum pension liability	4.0
Other	.1	(.2)
Paid in capital-stock options	(2.0)	(.4)

Total	$(65.6)	$33.1	$9.1

      The Company’s 2004 current provision for incomes taxes from operations is the net result of current year expense for U.S. federal income tax, $52.4 million, foreign and state taxes, $4.8 million, and a credit, $5.4 million, attributable to a reduction in liabilities for prior years’ income taxes triggered by the material reduction recorded in valuation allowance. The Company’s 2004 credit provision for deferred income taxes from operations reflects the reduction in valuation allowance, $113.8 million, net of a charge of $30.6 million for realization of tax assets during 2004, and a credit of $3.0 million for the recognition of future state income tax benefits. The 2004 income tax recorded to other comprehensive income consisted of a $34.5 million deferred tax credit to reverse the deferred tax liability recorded in 2003 for the unrealized gain on securities since the Company realized the gain in 2004, and a charge of $4.0 million related to the deferred tax asset for the $11.3 million decrease in the minimum pension obligation.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Reconciliation of the Company’s income tax attributable to continuing operations computed at the United States federal statutory rate is as follows:

	(In Millions)

	2004	2003	2002

Tax at statutory rate of 35 percent	$100.0	$(11.6)	$(62.7)
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(16.7)	(2.3)	(7.7)
Non-deductible expense	1.4	.6
Effect of state & foreign taxes	.1	.6	.2
Prior years’ tax adjustments	(.5)	12.7	(3.6)
Valuation allowance	(113.8)	.8	82.2
Other items — net	(5.4)	(1.1)	.7

Income tax expense (credit)	$(34.9)	$(.3)	$9.1

Note 10 —	Preferred Stock
      In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at an adjusted rate of 32.3354 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at December 31, 2004, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at December 31, 2004; this threshold was met as of December 31, 2004); (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January  20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date the Company gives the redemption notice. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. The Company’s shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that the Company may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July  22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require the Company to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of the Company’s senior unsecured notes in the first quarter of 2004. The Company has also used approximately $63.0 million to fund its underfunded pension plans and contributed $13.1 million to its VEBAs in 2004.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 11 —	Stock Plans
      The 1992 Incentive Equity Plan, as amended in 1999, authorizes the Company to issue up to 3,400,000 Common Shares to employees upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid on awards made under the Plan. Such shares may be shares of original issuance, treasury shares, or a combination of both. Stock options may be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to repricing, and must be exercisable not later than ten years and one day after the date of grant. Common Shares may be awarded or sold to certain employees with disposition restrictions over specified periods.
      The 1996 Nonemployee Directors’ Compensation Plan, as amended in 2001, authorizes the Company to issue up to 200,000 Common Shares to nonemployee Directors. The Plan was amended effective in 1999 to provide for the grant of 4,000 Restricted Shares to nonemployee Directors first elected on or after January 1, 1999, and also provides that nonemployee Directors must take at least 40 percent of their annual retainer in Common Shares. The Restricted Shares vest five years from the date of award.
      The Company recorded expense of $6.6 million in 2004, $6.0 million in 2003, and $2.0 million in 2002 relating to other stock-based compensation, primarily the Performance Share program.
      SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value method for valuing stock options had been applied. The Company’s pro forma information follows:

	2004	2003	2002

Net income (loss) (millions)	$324.8	$(30.5)	$(189.0)
Earnings (loss) per share:
Basic	$14.99	$(1.49)	$(9.35)
Diluted	$11.84	$(1.49)	$(9.35)
      The fair value of these options was estimated at the date of grant for 2002 (no options were issued in 2004 or 2003) using a Black-Scholes option pricing model with the following weighted-average assumptions:

2002

Risk-free interest rate	4.51%
Dividend yield	3.40%
Volatility factor — market price of Company’s common Shares	.339
Expected life of options — years	4.31
Weighted-average fair value of options granted during the Year	$3.60
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

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Stock option, restricted stock award, deferred stock allocation, and performance share activities under the Company’s Incentive Equity Plans, and the Nonemployee Directors’ Compensation Plan are summarized as follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options:
Options outstanding at beginning of year	956,932	$26.40	1,627,456	$23.97	1,620,058	$24.12
Granted during the year					50,000	14.40
Exercised	(719,780)	24.94	(361,064)	16.69
Cancelled or expired	(19,068)	27.32	(309,460)	24.92	(42,602)	18.51

Options outstanding at end of year	218,084	31.17	956,932	26.40	1,627,456	23.97
Options exercisable at end of year	218,084	31.17	956,932	26.40	860,270	20.42
Restricted awards:
Awarded and restricted at beginning of year	88,114		129,514		133,176
Awarded during the year			51,370		8,212
Vested	(27,364)		(84,770)
Cancelled			(8,000)		(11,874)

Awarded and restricted at end of year	60,750		88,114		129,514
Performance shares:
Allocated at beginning of year	769,212		704,436		556,400
Allocated during the year	121,560		314,210		321,800
Issued	(88,532)		(86,492)
Forfeited/cancelled	(185,058)		(162,942)		(173,764)

Allocated at end of year	617,182		769,212		704,436
Directors’ retainer and voluntary shares:
Awarded at beginning of year	18,684		15,624		20,942
Awarded during the year	6,360		18,684		15,622
Issued	(18,684)		(15,624)		(20,940)

Awarded at end of year	6,360		18,684		15,624
Reserved for future grants or awards at end of year:
Employee plans	621,188		538,622		423,800
Directors’ plans	51,624		57,984		76,668

Total	672,812		596,606		500,468

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Exercise prices for stock options outstanding as of December 31, 2004 ranged from $14.40 to $37.90, summarized as follows:

	Outstanding and Exercisable

		Weighted
	Number of	Average	Weighted
	Shares	Remaining	Average
	Underlying	Contractual	Exercise
Range of Exercise Prices	Options	Life	Price

$10 — $20	36,400	6.6	$14.52
$20 — $30	38,900	3.0	22.03
$30 — $40	142,784	4.0	37.90

	218,084	4.3	$31.17

Note 12 —	Other Comprehensive Income
      Components of Other Comprehensive Income (Loss) and related tax effects allocated to each are shown below:

	(In Millions)

	Pre-tax	Tax	After-tax
	Amount	Benefit	Amount

Year Ended December 31, 2002
Minimum pension liability	$(111.3)	$.6	$(110.7)

Year Ended December 31, 2003
Minimum pension liability	$(89.1)	$.6	$(88.5)
Unrealized gain on securities	179.3	(34.4)	144.9

	$90.2	$(33.8)	$56.4

Year Ended December 31, 2004
Minimum pension liability	$(77.8)	$(3.4)	$(81.2)
Unrealized gain on securities	.3	(.1)	.2

	$(77.5)	$(3.5)	$(81.0)

      Other Comprehensive Income (Loss) balances are as follows:

	(In Millions)

			Accumulated
	Minimum	Unrealized	Other
	Pension	Gain on	Comprehensive
	Liability	Securities	Gain(Loss)

Balance December 31, 2001	$(1.0)	$	$(1.0)
Change during 2002	(109.7)		(109.7)

Balance December 31, 2002	(110.7)		(110.7)
Change during 2003	22.2	144.9	167.1

Balance December 31, 2003	(88.5)	144.9	56.4
Change during 2004	7.3	(144.7)	(137.4)

Balance December 31, 2004	$(81.2)	$.2	$(81.0)

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 13 —	Shareholders’ Equity
      Under the Company’s share purchase rights plan, one half of a right is attached to each of the Company’s Common Shares outstanding or subsequently issued. One right entitles the holder to buy from the Company one-hundredth of one Common Share. The rights expire on September 19, 2007 and are not exercisable until the occurrence of certain triggering events, which include the acquisition of, or tender or exchange offer for, 20 percent or more of the Company’s Common Shares. There are approximately 168,000 Common Shares reserved for these rights. The Company is entitled to redeem the rights upon the occurrence of certain events.

Note 14 —	Fair Value of Financial Instruments
      The carrying amount and fair value of the Company’s financial instruments at December 31, 2004 and 2003 were as follows:

	(In Millions)

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$216.9	$216.9	$67.8	$67.8
Marketable securities (short-term)	182.7	182.7
ISG Common Stock			196.7	196.7
Long-term receivable*	64.1	64.1	61.3	61.3
Long-term note receivable*			10.0	10.0
Long-term debt*			25.0	25.0
Preferred stock	172.5	306.1

*	Includes current portion
      The carrying amount of cash and cash equivalents and marketable securities approximates fair value due to the short maturity or the highly liquid nature of these instruments.
      In 2002, the Company invested $17.4 million in ISG common stock, which at the time represented approximately 7 percent of ISG’s equity. In December 2003, after ISG completed an initial public offering for its common stock, the Company’s investment increased to $196.7 million based on the December 31, 2003 closing price. The investment, which had trading restrictions through June 8, 2004, was treated as an “available-for-sale” security and accordingly in 2003 the $179.3 million ($144.9 million after-tax) increase in value was recorded in “Other comprehensive income.” Prior to the public offering, the investment was accounted for by the “cost method.” In 2004, the Company sold its investment in ISG common stock and recorded a gain of $152.7 million ($99.3 million after-tax).
      The fair value of the long-term receivable from Ispat Inland of $64.1 million and $61.3 million at December 31, 2004 and 2003, respectively, is based on the discount rate utilized by the Company, which represents an approximate credit adjusted rate for unsecured obligations. The fair value of the long-term note receivable from Rouge of $10.0 million was based on the estimated credit adjusted rate for a secured loan. The note plus interest was received in 2004.
      The fair value of the Company’s long-term debt at December 31, 2003 was determined based on a discounted cash flow analysis and estimated current borrowing rates. The debt was repaid in first quarter 2004.
      At December 31, 2004 and 2003, the Company’s U.S. mining ventures had in place forward contracts for the purchase of natural gas in the notional amount of $28.3 million (Company share — $23.9 million) and $22.5 million (Company share — $18.1 million), respectively. The unrecognized fair value loss on the

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
contracts at December 31, 2004, which mature at various times through December 2005 was estimated to be $3.2 million (Company share — $2.7 million) based on December 31, 2004 forward rates.

Note 15 —	Earnings Per Share
      The following table summarizes the computation of basic and diluted earnings per share.

	(In Millions, Except Per Share)

	2004		2003		2002

		Per		Per		Per
	Amount	Share	Amount	Share	Amount	Share

Income (loss) from continuing operations	$320.5	$15.04	$(34.9)	$(1.70)	$(66.4)	$(3.29)
Preferred dividend	(5.3)	(.25)

Income (loss) from continuing operations applicable to common shares	315.2	14.79	(34.9)	(1.70)	(66.4)	(3.29)
Discontinued operation	3.1	.15			(108.5)	(5.36)
Extraordinary gain			2.2	.10
Cumulative effect					(13.4)	(.66)

Income applicable to common shares — basic	318.3	$14.94	(32.7)	$(1.60)	(188.3)	$(9.31)

Dilutive effect preferred dividend	5.3

Income applicable to common shares plus assumed conversions — diluted	$323.6	$11.80	$(32.7)	$(1.60)	$(188.3)	$(9.31)

Average number of shares (in thousands) Basic	21,308		20,512		20,234
Employee stock plans	547
Convertible preferred stock	5,566

Diluted	27,421		20,512		20,234

For years 2003 and 2002, the dilutive effects of employee stock plans of 311,600 shares and 277,200 shares, respectively, were excluded from the computation of earnings per share because they were anti-dilutive.

Note 16 —	Contingencies
      The Company and its ventures are periodically involved in litigation incidental to their operations. Management believes that any pending litigation will not result in a material liability in relation to the Company’s consolidated financial statements.

Note 17 —	Subsequent Event — Offer to Purchase Portman Limited (Unaudited)
      On January 11, 2005, the Company, through a wholly-owned subsidiary incorporated for the sole purpose of making an acquisition offer, announced an all-cash offer for the outstanding shares of Portman Limited (“Portman”), a Western-Australia-based independent iron ore mining and exploration company. The Company’s offer (“Offer”) consisted of A$3.40 per share, or US$2.65 per share (assuming an exchange rate of A$1.28 equal to US$1.00), which will result in a total acquisition price of approximately US $500 million. The Offer has the support of Portman’s Board of Directors. The Company has hedged its potential foreign exchange exposure through the acquisition of a put option. If successful, the Company expects to fund the acquisition with existing cash and, if necessary, borrowings under its revolving credit facility. The Company

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
has a commitment from its bankers to increase its revolving credit facility from $30 million to $100 million and extend its term through January 6, 2006; the Company is working on a longer term $250 million revolving credit facility to replace the existing facility.
      Portman supplies iron ore to the Chinese and Japanese markets, with approximately 75 percent of the product exported to China and 25 percent exported to Japan. Portman currently has approximately six million tons of annual iron ore capacity, which will be expanded to eight million tons by late 2005.

Quarterly Results of Operations (Unaudited)
(In Millions, Except Per Share Amounts)

	2004

	Quarters

	First*		Second	Third	Fourth	Year

Revenues from product sales and services		$233.7	$298.5	$346.3	$328.2	$1,206.7
Gross profit (loss)**		(3.3)	35.5	47.8	38.0	118.0
Income from continuing operations			32.8	82.6	205.1	320.5
Discontinued operation, net of $1.7 tax				4.9	(1.8)	3.1

Net income	$		$32.8	$87.5	$203.3	$323.6

Earnings (loss) per share
Basic		$(.05)	$1.49	$4.03	$9.41	$14.94
Diluted		(.05)	1.21	3.18	7.31	11.80

Average number of shares
Basic		21.1	21.3	21.4	21.5	21.3
Diluted		27.1	27.2	27.5	27.8	27.4

*	Restated for the effect of adopting the Medicare Drug Act.

**	Operating income (loss).
      First quarter results included a $1.6 million pre-tax charge for customer bankruptcy exposure. Third quarter results included a $56.8 million pre-tax gain on the sale of ISG common stock. Fourth quarter results included an additional pre-tax gain on ISG common stock sales of $95.9 million and a decrease in income taxes for the $113.8 million reversal of deferred tax asset allowance.

	2003

	Quarters

	First	Second	Third	Fourth	Year

Revenues from product sales and services	$151.1	$206.9	$226.2	$240.9	$825.1
Gross profit (loss)*	(3.0)	(24.7)	(7.1)	(13.5)	(48.3)
Income (loss) from continuing operations	2.2	(21.2)	(4.8)	(11.1)	(34.9)
Extraordinary gain, net of $.5 tax				2.2	2.2

Net income (loss)	$2.2	$(21.2)	$(4.8)	$(8.9)	$(32.7)

Earnings (loss) per share
Basic/diluted	$.11	$(1.04)	$(.24)	$(.43)	$(1.60)

Average number of shares
Basic/diluted	20.4	20.5	20.5	20.6	20.5

*	Operating income (loss).
      Second quarter results included $11.1 million of pre-tax fixed costs related to production curtailments and $2.6 million for customer bankruptcy exposure. Third quarter results included restructuring charges of $6.2 million and $4.9 million of bankruptcy exposure. Fourth quarter results included restructuring charges of $2.5 million.

Common Share Price Performance and Dividends (Unaudited)

	2004		2003
					Dividends
	High	Low	High	Low	2004

First Quarter	$34.04	$21.28	$10.81	$9.28	$
Second Quarter	33.84	19.71	9.95	7.38
Third Quarter	40.25	25.03	13.65	8.68
Fourth Quarter	53.56	33.35	27.20	12.80	.10

Year	53.56	19.71	27.20	7.38	$.10

      No dividends were paid in 2003.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cleveland-Cliffs Inc
Cleveland, Ohio
      We have audited the accompanying statement of consolidated financial position of Cleveland-Cliffs Inc and subsidiaries (the “Company”) as of December 31, 2004, and the related statements of consolidated operations, shareholders’ equity and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleveland-Cliffs Inc and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 22, 2005

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Cleveland-Cliffs Inc
      We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries (the “Company”) as of December 31, 2003, and the related statements of consolidated operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003 listed in the index at Item 15(a). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleveland-Cliffs Inc and consolidated subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in the Accounting Policy Note to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation, and in 2002 the Company changed its method of accounting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs.
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
      The independent registered public accounting firm, Deloitte & Touche LLP, are retained by the Audit Committee of the Board of Directors. Deloitte & Touche LLP is engaged to audit our consolidated financial statements and internal controls over financial reporting as of December 31, 2004 and conduct such tests and related procedures as Deloitte & Touche LLP deems necessary in conformity with standards of the Public Company Accounting Oversight Board (United States). The report of the independent registered public accounting firm, based upon their audit of the consolidated financial statements and internal controls over financial reporting as of December 31, 2004, is contained in this Annual Report.

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
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation conducted by our Chief Executive Officer and Chief Financial Officer.
      There have been no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
                  Management Report on Internal Controls Over Financial Reporting
      The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective, based on those criteria.
      The Company’s independent registered public accounting firm has issued an audit report on its assessment of the Company’s internal control over financial reporting. This report appears on pages 99 and 100.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cleveland-Cliffs Inc
Cleveland, Ohio
      We have audited management’s assessment, included in the accompanying “Management Report on Internal Controls Over Financial Reporting,” that Cleveland-Cliffs Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of December 31, 2004, and the related statements of consolidated operations, shareholders’ equity and cash flows for the year ended December 31, 2004 and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 22, 2005

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      (a) Part of the information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders and is incorporated herein by reference and made a part hereof from the Proxy Statement.
      (b) The table below sets forth certain information regarding the following equity compensation plans of ours as of December 31, 2004: the 1992 Equity Incentive Plan (“1992 Incentive Plan”), the Management Performance Incentive Plan (“MPI Plan”), the Mine Performance Bonus Plan (“Mine Plan”), the Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”) and the Nonemployee Directors’ Compensation Plan. All of those plans have been approved by shareholders, except for the MPI Plan, the Mine Plan, and the VNQDC Plan.

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan category	warrants and rights		warrants and rights	reflected in column(a))

	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders	835,266	(1)	$31.17	672,812	(2)
Equity Compensation Plans Not Approved By Security Holders	0		N/A	(3)

(1)	Includes 617,182 performance share awards, an award initially denominated in shares, but no shares are actually issued until performance targets are met. The weighted-average exercise price of outstanding options, warrants and rights, column (b), does not take these awards into account.

(2)	Includes 621,188 Common Shares remaining available under the 1992 Incentive Plan, which authorizes the Compensation and Organization Committee to make awards of Option Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units (including up to 204,216 Restricted Shares and Deferred Shares); and 51,624 Common Shares remaining available under the Nonemployee Directors’ Compensation Plan, which authorizes the award of Restricted Shares to new Directors and provides that the Directors must take 40 percent of their retainer in Common Shares and may take up to 100 percent of their retainer and other fees in Common Shares.

(3)	The MPI Plan, the Mine Plan, and the VNQDC Plan provide for the issuance of Common Shares, but do not provide for a specific amount available under the plans. Descriptions of those Plans are set forth below.

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
VNQDC Plan
      The VNQDC Plan was originally adopted by the Board of Directors to provide certain key management and highly compensated employees of ours or our selected affiliates with the opportunity to defer receipt of a portion of their regular compensation in order to defer taxation of these amounts. The VNQDC Plan also permits deferral of bonus awards under the MPI Plan, the Mine Plan, and Performance Share Plan (awarded under the 1992 Incentive Plan). In addition, the VNQDC Plan contains the Management Share Acquisition Program (“MSAP”), whose purpose is to provide designated management employees with the opportunity to acquire deferred interests in Common Shares through deferral of their bonuses. The VNQDC Plan also contains the Officer Share Acquisition Program (“OSAP”), which permits elected officers to acquire deferred interests in Common Shares with compensation previously deferred in cash under the VNQDC Plan. When participants in the MPI Plan, the Mine Plan or the MSAP or OSAP elect to have accounts credited with deferred Common Shares under the VNQDC Plan, a match by us equal to 25 percent of the value of the deferred Common Shares will be credited by us to the accounts of participants.

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
      (a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.
      The following consolidated financial statements of Cleveland-Cliffs Inc are included at Item 8 above:
      Statement of Consolidated Financial Position — December 31, 2004 and 2003
      Statement of Consolidated Operations — Years ended December 31, 2004, 2003 and 2002
      Statement of Consolidated Cash Flows — Years ended December 31, 2004, 2003 and 2002
      Statement of Consolidated Shareholders’ Equity — Years ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements
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

(3) List of Exhibits — Refer to Exhibit Index on pages 106-112 which is incorporated herein by reference.
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
Date: February 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. S. BRINZO J. S. Brinzo	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2005

/s/ D. J. GALLAGHER D. J. Gallagher	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2005

/s/ R. J. LEROUX R. J. Leroux	Vice President and Controller (Principal Accounting Officer)	February 22, 2005

* R. C. Cambre	Director	February 22, 2005

* R. Cucuz	Director	February 22, 2005

* D. H. Gunning	Vice Chairman and Director	February 22, 2005

* J. D. Ireland, III	Director	February 22, 2005

* F. R. McAllister	Director	February 22, 2005

* J. C. Morley	Director	February 22, 2005

* S. B. Oresman	Director	February 22, 2005

Signatures	Title	Date

* R. Phillips	Director	February 22, 2005

* R. K. Riederer	Director	February 22, 2005

* A. Schwartz	Director	February 22, 2005

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the Registrant and filed herewith as Exhibit 24 on behalf of the Registrant.

By:	/s/ DONALD J. GALLAGHER

(Donald J. Gallagher, as Attorney-in-Fact)

EXHIBIT INDEX

Pagination by
Exhibit			Sequential
Number			Numbering System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc

3	(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc as filed with Secretary of State of the State of Ohio on January 20, 2004 (filed as Exhibit 3(a) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

3	(b)	Amendment to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio on November 30, 2004 (filed as Exhibit 3(a) to Form 8-K on December 3, 2004 and incorporated by reference)	Not Applicable

3	(c)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3(b) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4	(a)	Form of Common Stock (filed as Exhibit 4(a) to Form 8-K/ A of Cleveland-Cliffs Inc on December 6, 2004 and incorporated by reference)	Not Applicable

4	(b)	Form of Series A-2 Preferred Stock Certificate (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

4	(c)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and EquiServe Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

4	(d)	Amendment No. 1, effective as of November 15, 2001, to Rights Agreement by and between Cleveland-Cliffs Inc and EquiServe Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Form 8-A of Cleveland-Cliffs Inc filed on December 14, 2001 and incorporated by reference)	Not Applicable

4	(e)	Registration Rights Agreement, dated as of January 21, 2004, by and between Cleveland-Cliffs Inc and Morgan Stanley & Co. Incorporated (filed as Exhibit 4(e) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

4	(f)	Credit Agreement, dated as of April 30, 2004 by and between Cleveland-Cliffs Inc and Fifth Third Bank (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

4	(g)	First Amendment to Credit Agreement, effective as of July 30, 2004, between Cleveland-Cliffs Inc and Fifth Third Bank (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc on October 28, 2004 and incorporated by reference)	Not Applicable

4	(h)	Second Amendment to Credit Agreement, entered into as of September 1, 2004, between Cleveland-Cliffs Inc and Fifth Third Bank (filed as Exhibit 4(b) to Form 10-Q of Cleveland-Cliffs Inc on October 28, 2004 and incorporated by reference)	Not Applicable

4	(i)	Guaranty Agreement, dated as of April 30, 2004, among certain subsidiaries of Cleveland-Cliffs Inc and Fifth Third Bank (filed as Exhibit 4(b) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

Pagination by
Exhibit			Sequential
Number			Numbering System

Material Contracts
10	(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 2001) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

10	(b)	* Amendment No. 1 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated Effective January 1, 2001), dated as of November 13, 2001 (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(c)	* Severance Agreements, dated as of January 1, 2000, by and between Cleveland-Cliffs Inc and certain executive officers (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(d)	* Severance Agreement, dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2001, and incorporated by reference)	Not Applicable

10	(e)	* Severance Agreement, by and between Cleveland-Cliffs and Donald J. Gallagher, dated as of March 9, 2004 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

10	(f)	* Employment and Separation Agreement entered into April 8, 2003 by and between Cleveland-Cliffs Inc and Thomas J. O’Neil (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 31, 2003 and incorporated by reference)	Not Applicable

10	(g)	* Separation Agreement and Release of Claims effective as of August 13, 2003 by and between Cleveland-Cliffs Inc and Cynthia B. Bezik (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on October 30, 2003 and incorporated by reference)	Not Applicable

10	(h)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective as of January 1, 2004 (Summary Description) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

10	(i)	Form of indemnification agreement with Directors (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(j)	Director and Officer Indemnification Agreement, dated as of July 10, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(a) to Form 10-Q on October 25, 2001 and incorporated by reference)	Not Applicable

10	(k)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(l)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc on March 22, 1999 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(m)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995 (filed as Exhibit 10(l) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(n)	* Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2001 and incorporated by reference)	Not Applicable

10	(o)	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of January 14, 2003 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on April 24, 2003 and incorporated by reference)	Not Applicable

10	(p)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(q)	* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(r)	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(p) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2003 and incorporated by reference)	Not Applicable

10	(s)	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2003 and incorporated by reference)	Not Applicable

10	(t)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(u)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(v)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(w)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(x)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(y)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(z)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(aa)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(bb)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(cc)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(dd)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(ee)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(ff)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(gg)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(hh)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(ii)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(jj)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10	(kk)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(ll)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2000 and incorporated by reference)	Not Applicable

10	(mm)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10(rr) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(nn)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10(ss) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(oo)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2002-2004	Filed Herewith

10	(pp)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2003-2005	Filed Herewith

10	(qq)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2004-2006	Filed Herewith

10	(rr)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995 (filed as Exhibit 10(tt) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10	(ss)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc on March 25, 1999 and incorporated by reference)	Not Applicable

10	(tt)	* Second Amendment to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 14, 2003 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on April 24, 2003 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(uu)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (Amended and Restated as of January 1, 2004), (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

10	(vv)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on April 25, 2002 and incorporated by reference)	Not Applicable

10	(ww)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 25, 2002 and incorporated by reference)	Not Applicable

10	(xx)	** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on December 29, 2004 and incorporated by reference)	Not Applicable

10	(yy)	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10(vv) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2003 and incorporated by reference)	Not Applicable

10	(zz)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc. (filed as Exhibit 10(a) of Form 8-K of Cleveland-Cliffs Inc on September 21, 2004 and incorporated by reference)	Not Applicable

12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements	Filed Herewith

21		Subsidiaries of the Registrant	Filed Herewith

23		Consent of Independent Registered Public Accounting Firm	Filed Herewith

24		Power of Attorney	Filed Herewith

31	(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of February 22, 2005	Filed Herewith

31	(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher as of February 22, 2005	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Pagination by
Exhibit			Sequential
Number			Numbering System

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc, as of February 22, 2005	Filed Herewith

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer of Cleveland-Cliffs Inc, as of February 22, 2005	Filed Herewith

99	(a)	Schedule II — Valuation and Qualifying Accounts	Filed Herewith