Form 10-Q
period 2005-03-31
CLEVELAND CLIFFS INC
filed 2005-04-29
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

YES ☒ NO ☐

     As of April 22, 2005, there were 21,874,123 Common Shares (par value $.50 per share) outstanding.

PART I – FINANCIAL INFORMATION

Page No.

Item 1 – Financial Statements

2	Statement of Consolidated Operations
Three Months Ended March 31, 2005 and 2004

3	Statement of Consolidated Financial Position
March 31, 2005 and December 31, 2004

4	Statement of Consolidated Cash Flows
Three Months Ended March 31, 2005 and 2004

5	Notes to Consolidated Financial Statements

25	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

41	Item 3 – Qualitative and Quantitative Disclosures About Market Risk

41	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

43	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

43	Item 6 – Exhibits

44	Signature

45	Exhibit Index

EX-31(a) Section 302 Certification of CEO
EX-31(b) Section 302 Certification of CFO
EX-32(a) Section 906 Certification of CEO
EX-32(b) Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	(In Millions, Except
	Per Share Amounts)
	Three Months Ended
	March 31
	2005	2004
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$219.2	$163.9
Freight and minority interest	52.4	69.8

	271.6	233.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(228.6)	(227.8)

SALES MARGIN	43.0	5.9
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	2.7	2.9
Administrative, selling and general expenses	(11.3)	(9.0)
Provision for customer bankruptcy exposures		(1.6)
Impairment of mining assets		(1.0)
Miscellaneous — net	(1.0)	(.5)

	(9.6)	(9.2)

OPERATING INCOME (LOSS)	33.4	(3.3)
OTHER INCOME (EXPENSE)
Interest income	3.9	2.6
Interest expense	(.2)	(.3)
Other — net	(9.7)	1.0

	(6.0)	3.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27.4
INCOME TAX EXPENSE	(7.0)

INCOME FROM CONTINUING OPERATIONS	20.4
INCOME FROM DISCONTINUED OPERATION (net of tax $.3)	.6

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	21.0
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.2)	4.2

NET INCOME	25.2
PREFERRED STOCK DIVIDENDS	(1.4)	(1.1)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$23.8	$(1.1)

EARNINGS (LOSS) PER COMMON SHARE — BASIC
Continuing operations	$.88	$(.05)
Discontinued operation	.03
Cumulative effect of accounting change	.19

EARNINGS (LOSS) PER COMMON SHARE — BASIC	$1.10	$(.05)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED
Continuing operations	$.74	$(.05)
Discontinued operation	.02
Cumulative effect of accounting change	.15

EARNINGS (LOSS) PER COMMON SHARE — DILUTED	$.91	$(.05)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	21,599	21,110
Diluted	27,655	27,073

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)

	(In Millions)
	March 31	December 31
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108.5	$216.9
Marketable securities		182.7
Trade accounts receivable — net	55.7	54.1
Receivables from associated companies	11.8	3.5
Product inventories	160.9	108.2
Work in process inventories	44.2	15.8
Supplies and other inventories	55.0	59.6
Deferred and refundable income taxes	39.1	41.5
Other	73.6	51.5

TOTAL CURRENT ASSETS	548.8	733.8
PROPERTIES	937.8	437.4
Allowances for depreciation and depletion	(166.1)	(153.5)

TOTAL PROPERTIES	771.7	283.9
OTHER ASSETS
Long-term receivables	52.6	52.1
Deferred income taxes	42.6	44.2
Deposits and miscellaneous	41.9	18.4
Other investments	21.6	15.6
Intangible pension asset	12.6	12.6
Marketable securities	.6	.5

TOTAL OTHER ASSETS	171.9	143.4

TOTAL ASSETS	$1,492.4	$1,161.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$90.0	$73.3
Revolving credit	75.0
Accrued employment costs	33.5	41.3
Pensions	31.0	31.0
Other post-retirement benefits	29.9	34.9
Accrued expenses	24.2	21.7
Income taxes	23.5	15.0
State and local taxes	16.7	21.9
Environmental and mine closure obligations	6.4	6.0
Payables to associated companies	1.3	4.6
Other	27.8	7.4

TOTAL CURRENT LIABILITIES	359.3	257.1
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	47.2	42.7
OTHER POST-RETIREMENT BENEFITS	102.8	102.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	84.7	82.4
DEFERRED INCOME TAXES	131.0
OTHER LIABILITIES	56.2	49.7

TOTAL LIABILITIES	781.2	534.6
MINORITY INTEREST	89.9	30.0
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE
PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5	172.5
SHAREHOLDERS’ EQUITY
Common Shares — par value $.50 a share
Authorized - 56,000,000 shares;
Issued - 33,655,882 shares	16.8	16.8
Capital in excess of par value of shares	93.6	86.3
Retained earnings	586.9	565.3
Accumulated other comprehensive loss, net of tax	(83.2)	(81.0)
Cost of 11,781,759 Common Shares in treasury (2004 - 12,287,808 shares)	(165.7)	(169.4)
Unearned compensation	.4	6.0

TOTAL SHAREHOLDERS’ EQUITY	448.8	424.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,492.4	$1,161.1

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months Ended
	March 31
	2005	2004
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$25.2	$
Cumulative effect of accounting change	(4.2)
Income from discontinued operation	(.6)

Income from continuing operations	20.4
Depreciation and amortization:
Consolidated	6.3		6.5
Share of associated companies	1.0		.8
Loss on currency hedges	9.8
Pensions and other post-retirement benefits	4.6		(17.6)
Deferred income taxes	2.0
Accretion of asset retirement obligation	1.1
Gain on sale of assets	(.1)		(1.0)
Provision for customer bankruptcy exposures			1.6
Impairment of mining assets			1.0
Other	4.1		1.2

Total before changes in operating assets and liabilities	49.2		(7.5)
Changes in operating assets and liabilities:
Marketable securities	182.7
Other	(37.5)		(28.6)

Total changes in operating assets and liabilities	145.2		(28.6)

Net cash from (used by) operating activities	194.4		(36.1)

INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(16.6)		(11.3)
Share of associated companies	(2.5)		(1.3)
Investment in Portman Limited	(347.6)
Payment of currency hedges	(9.8)
Proceeds from sale of assets	.2		1.0
Proceeds from steel company debt			10.0

Net cash from (used by) investing activities	(376.3)		(1.6)

FINANCING ACTIVITIES
Borrowing under Revolving Credit facility	75.0
Proceeds from stock options exercised	3.5		7.0
Contributions by minority interest	.6		1.4
Common Stock dividends	(2.2)
Preferred Stock dividends	(1.4)
Issuance costs of Revolving Credit	(1.9)
Proceeds from Convertible Preferred Stock			172.5
Repayment of long-term debt			(25.0)
Issuance costs of Convertible Preferred Stock			(6.3)

Net cash from (used by) financing activities	73.6		149.6

CASH FROM (USED BY) CONTINUING OPERATIONS	(108.3)		111.9
CASH USED BY DISCONTINUED OPERATION	(.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108.4)		111.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216.9		67.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108.5		$179.7

See notes to consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in the Company’s 2004 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

     On November 9, 2004, the Board of Directors of the Company approved a two-for-one stock split of its Common Shares with a corresponding decrease in par value from $1.00 to $.50. The record date for the stock split was December 15, 2004 with a distribution date of December 31, 2004. Accordingly, all Common Shares, per share amounts, stock compensation plans and preferred stock conversion rates have been adjusted retroactively to reflect the stock split.

     References to the “Company” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including: Tilden Mining Company L.C. (“Tilden”) in Michigan, 85 percent ownership; Empire Iron Mining Partnership (“Empire”) in Michigan, 79 percent ownership; and United Taconite LLC (“United Taconite”) in Minnesota, 70 percent ownership.

     On March 31, 2005, the Company acquired approximately 68.7 percent of Portman Limited’s (“Portman”) common stock. As a result of this transaction, the Company’s Statement of Consolidated Financial Position at March 31, 2005 includes the consolidation of Portman. First quarter 2005 operating results do not include Portman. See NOTE 3 – PORTMAN ACQUISITION for further discussion.

     The Company also owns a 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada and a 23 percent interest in Hibbing Taconite Company (“Hibbing”), an unincorporated Joint Venture in Minnesota. Investments in joint ventures in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE 2 – ACCOUNTING POLICIES

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation is effective for years ending after

December 15, 2005 with earlier adoption encouraged. Adoption of FIN 47 in the first quarter of 2005 did not impact the Company’s consolidated financial statements.

     On March 17, 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus which is effective for reporting periods beginning after December 15, 2005 permits early adoption. The Company elected to adopt EITF No. 04-6 in the first quarter ending March 31, 2005. As a result, the Company recorded an after-tax cumulative effect adjustment of $4.2 million, $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005.

     On October 13, 2004, the FASB ratified EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The consensus specified that the dilutive effect of contingently convertible debt and preferred stock (“CoCos”) should be included in dilutive earnings per share computations (if dilutive), regardless of whether the market price trigger has been met. Previously, CoCos were only required to be included in the calculation of diluted earnings per share when the contingency was met. The effective date for EITF 04-8 implementation was for reporting periods ending after December 15, 2004. Earnings per share for 2004 have been restated from the date of issuance of the Company’s preferred stock.

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

	Pro Forma
	(In Millions, Except
	Per Common
	Share)
	Three Months
	Ended March 31
	2005	2004
Net income as reported	$25.2	$
Stock-based employee compensation:
Add expense included in reported results	5.9		3.8
Deduct fair value based method	(2.2)		(1.8)

Pro forma net income	$28.9		$2.0

Earnings (loss) attributable to common shares:
Basic — as reported	$1.10		$(.05)

Basic — pro forma	$1.27		$.04

Diluted — as reported	$.91		$(.05)

Diluted — pro forma	$1.05		$.04

     In December 2004, FASB issued SFAS 123R, “Share-Based Payment” which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements at fair value and eliminates the intrinsic value method. The Statement, which is effective for periods beginning after December 15, 2005, is not expected to have a significant impact on the Company’s consolidated financial statements.

Derivatives

     In the normal course of business, the Company uses various instruments to hedge its exposure for purchases of commodities and foreign currency.

     The Company enters into forward contracts for the purchase of commodities, primarily natural gas, which are used in its North American operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.

     Portman uses forward exchange contracts, options, collars and convertible collars to hedge its currency exposure for a portion of its sales receipts denominated in United States currency. The primary objective for the use of these instruments is to reduce the volatility of earnings attributed to changes in the Australian/United States currency exchange rate, and to protect against undue adverse movement in these exchange rates. All hedges are tested for effectiveness at inception and at each reporting period thereafter.

Income Taxes

     Income taxes are based on income for financial reporting purposes calculated using the Company’s expected effective rate for 2005 and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) on the current year tax return and expected 2005 changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Revenue Recognition

     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, the term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, the Company delivers the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts include provisions for supplemental revenue or refunds based on annual steel pricing. The Company estimates these amounts for recognition at the time of sale. First quarter 2005 sales revenue includes $4.4 million of additional revenue on 2004 sales due to such changes. Revenue for the first three months of the year from product sales includes reimbursement for freight charges ($17.0 million in 2005 and $15.6 million in 2004) paid on behalf of customers and cost reimbursement ($35.4 million in 2005 and $54.2 million in 2004) from minority interest partners for their share of mine costs.

     Our rationale for delivering iron ore products to some customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, which also provides additional liquidity to our customers. Generally, our term supply agreements specify that title and risk of loss pass to the customer when payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.

     Revenue is recognized on the sale of services when the services are performed.

     Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.

Issuance of Preferred Stock

     In January 2004, the Company completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at an adjusted rate of 32.3354 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at March 31, 2005, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the

Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at March 31, 2005; this threshold was met as of March 31, 2005); (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date the Company gives the redemption notice. The Company may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. The Company has reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. The Company’s shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require the Company to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million.

NOTE 3 – PORTMAN ACQUISITION

     On March 31, 2005, the Company purchased 68.7 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition increases the Company’s customer base in China and Japan and establishes presence in the Australian mining industry. Portman’s current annualized production is approximately 5.7 million metric tons per year and it presently has a $43 million project underway that is expected to increase production to 8.0 million metric tons per year by 2006. The expanded level of production is fully committed to steel companies in China and Japan for the next several years. Portman’s reserves currently total approximately 93 million metric tons, and it has an active exploration program underway to increase its reserves.

     The purchase price of the 68.7 percent Portman interest was $371.7 million, summarized as follows:

In
Millions
Cash	$359.5
Acquisition Costs	12.2

Purchase Price	$371.7

Additionally, the Company incurred $9.8 million of foreign currency hedging costs related to this transaction which have been charged to first quarter operations. The Company funded the acquisition with existing cash and marketable securities and $75.0 million of borrowings under its new three-year revolving credit facility. See NOTE 4 – REVOLVING CREDIT FACILITY.

     The balance sheet of Portman has been consolidated with that of the Company effective March 31, 2005, based on a preliminary allocation of the purchase price, as determined by the Company, based on currently available information. Valuation of Portman’s assets and liabilities is underway and will be completed within the next 12 months. Accordingly, the preliminary allocation of the purchase price, summarized below, is subject to change.

In
Millions
Assets
Current Assets	$84.2
Property, Plant and Equipment	477.5
Other Assets	30.9

Total Assets	592.6

Liabilities
Current Liabilities	33.1
Long-Term Liabilities	140.8

Total Liabilities	173.9

Net Assets	418.7
Minority Interest	47.0

Purchase Price	$371.7

It is currently anticipated that a significant portion of the purchase price will be allocated to iron ore reserves, which will be depleted on a unit of production basis over the estimated reserve life.

     Due to the acquisition date, the operating results of Portman for the three months ended March 31, 2005, had no effect on the Company’s first quarter 2005 Statement of Consolidated Operations. Pro forma results of the Company’s operations, assuming the acquisition had occurred at the beginning of 2004, are shown in the following table.

	Pro Forma
	(In Millions, Except
	Per Common Share)
	Three Months
	Ended March 31
	2005	2004
Total Revenues	$321.6	$271.2

Income Before Cumulative Effect of Accounting Change	$28.4	$.4
Cumulative Effect of Accounting Change	4.2

Net Income	$32.6	$.4

Earnings (Loss) Per Common Share – Basic:
Before Cumulative Effect of Accounting Change	$1.26	$(.03)
Cumulative Effect of Accounting Change	.19

Earnings (Loss) Per Common Share	$1.45	$(.03)

Earnings (Loss) Per Common Share – Diluted:
Before Cumulative Effect of Accounting Change	$1.03	$(.03)
Cumulative Effect of Accounting Change	.15

Earnings (Loss) Per Common Share	$1.18	$(.03)

The pro forma results do not purport to be indicative of what would have occurred had the acquisition actually been made at the beginning of 2004 or of results which may occur in the future.

     In April 2005, the Company increased its ownership of Portman to slightly more than 80 percent at an additional cost of approximately $62 million. The tender offer for Portman shares expired on April 19, 2005, and the Company does not intend to purchase additional shares of Portman at this time.

NOTE 4 – REVOLVING CREDIT FACILITY

     On March 28, 2005, the Company entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. Under the new facility, the Company has $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities, subject to the three-year term of the agreement. The new credit agreement replaces an existing $30 million unsecured revolving credit facility which was scheduled to expire on April 29, 2005. The new facility has various loan covenants based on earnings, debt, total capitalization, and fixed cost coverage, none of which are restrictive at this time.

     Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on certain covenant levels, or the prime rate. On March 29, 2005, the Company borrowed $75.0 million in conjunction with the Portman acquisition. As of April 27, 2005, the Company has a total of $175.0 million outstanding at an average interest rate of 4.71 percent.

     Portman is party to a A$40 million secured credit agreement. The agreement is secured by the assets of Portman. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90 day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.8 million on March 31, 2005, after reduction of A$10.2 million for commitments under outstanding performance bonds.

     Portman secured five year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the Company’s expansion of its Koolyanobbing mining operation. The borrowings, totaling $4.8 million, accrue interest annually at five percent. The borrowings require a $.5 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010. Portman expects to receive additional funding of $3.4 million by June 2005 under similar terms.

NOTE 5 – SEGMENT REPORTING

     The Company operated in one reportable segment in 2005 and 2004 offering iron ore products and services to the steel industry.

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

     Following are the components of comprehensive income (loss) for the three months ended March 31, 2005 and 2004:

	(In Millions)
	Three Months
	Ended March 31
	2005	2004
Net income	$25.2	$
Other comprehensive loss:
Unrealized loss on securities – net of tax			(6.6)
Foreign currency translation	(2.2)
Minimum pension liability			(2.1)

Total other comprehensive loss	(2.2)		(8.7)

Total comprehensive income (loss)	$23.0		$(8.7)

NOTE 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The components of net periodic defined benefit pension expense and other postretirement benefit (“OPEB”) cost for the three months ended March 31, 2005 and 2004 were as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months
	Ended March 31
	2005	2004
Service cost	$3.0	$3.1
Interest cost	10.1	9.7
Expected return on plan assets	(11.2)	(9.4)
Amortizations:
Unrecognized prior service costs	.7	.4
Net actuarial losses	3.2	2.9
Amortization of net asset (obligations)	(1.0)	(1.0)

Total cost	$4.8	$5.7

Other Postretirement Benefit Costs

	(In Millions)
	Three Months
	Ended March 31
	2005	2004
Service cost	$.9	$1.0
Interest cost	4.5	4.9
Expected return on plan assets	(1.8)	(1.2)
Amortizations:
Unrecognized prior service costs (credits)	(1.6)	(1.1)
Net actuarial losses	3.5	2.5

Total cost	$5.5	$6.1

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In May 2004, FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. The Company adopted FSP 106-2 in the second quarter of 2004 and applied the retroactive transition method. As a result, first quarter 2004 OPEB cost was reduced by $.7 million. First quarter 2004 results have been restated to reduce the originally reported net loss by $.6 million or $.05 per share.

NOTE 8 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

     At March 31, 2005, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $101.9 million, of which $6.3 million was classified as current. Payments in the first three months of 2005 were $1.1 million (2004 — $2.0 million). Following is a summary of the obligations:

	(In Millions)
	March 31	December 31
	2005	2004
Environmental	$12.7	$13.0
Mine Closure
LTV Steel Mining Company	33.0	33.8
Operating mines	56.2	52.2

Total mine closure	89.2	86.0

Total environmental and mine closure obligations	$101.9	$99.0

Environmental

     The Company’s environmental liabilities of $12.7 million at March 31, 2005, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies”. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

     The environmental liability includes the Company’s obligations related to six sites that are independent of the Company’s iron mining operations, seven former iron ore-related sites, eight leased land sites where the Company is lessor and miscellaneous remediation obligations at the Company’s operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party (“PRP”); the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Pellestar site in Michigan, where significant site cleanup activities have taken place, and the Kipling and Deer Lake sites in Michigan.

Milwaukee Solvay Site

     In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.1 million in the first three months of 2005. At this time, the Company believes the requirements of the removal action have been substantially completed.

     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to thirteen other PRPs. At this time, the nature and extent of the contamination, the required remediation, the total cost of the cleanup and the cost sharing responsibilities of the PRPs cannot be determined. The Company increased its environmental reserve for Milwaukee Solvay by $.5 million in the first quarter 2005 for potential additional exposure.

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

     By a letter dated June 10, 2004, the MDEQ made a new demand to both CITGO and the Company to take responsive activities at the property, including development and submittal of a remedial action plan to the MDEQ for approval. The Company met with the MDEQ to discuss this letter and submitted a response. Subsequently, the Company and CITGO agreed to cooperate in the development of a joint remedial action plan as encouraged by MDEQ. Additional investigative work at the site has been undertaken by CITGO. At this time, it is unclear whether the MDEQ, once it is apprised of the Company’s response activities at the site to date, will require it to conduct further investigations or implement a remedial action plan going beyond what it has already developed internally. Conducting further investigations, revising the Company’s proposed remedial action plan or implementing the plan could result in much higher costs than currently anticipated.

Mine Closure

     The mine closure obligation of $89.2 million includes the accrued obligation at March 31, 2005 for a closed operation formerly known as the LTV Steel Mining Company and for the Company’s active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $33.0 million at March 31, 2005, as a result of expenditures totaling $17.0 million since 2001 ($.8 million in the first quarter 2005).

     The accrued closure obligation for the Company’s active mining operations of $56.2 million at March 31, 2005 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations (including Portman as of March 31, 2005). The Company determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.

     The following summarizes the Company’s asset retirement obligation liability:

	(In Millions)
	March 31	December 31
	2005	2004
Asset Retirement Obligation at Beginning of Year	$52.2	$45.2
Accretion Expense	1.3	4.6
Portman Acquisition	2.7
Minority Interest		.2
Revision in Estimated Cash Flows		2.2

Asset Retirement Obligation at End of Period	$56.2	$52.2

NOTE 9 – INCOME TAXES

     The Company originally recorded a full valuation allowance in 2002 when it was determined that it was more likely than not that the deferred tax asset may not be realized. At March 31, 2004, the Company had a full deferred tax valuation allowance of $120.7 million. In the fourth quarter of 2004, the Company determined, based on the existence of sufficient evidence, that it no longer required the majority of its valuation allowance and reversed the allowance other than $9.2 million related to a net operating loss carryforward of $26.4 million that is attributable to pre-consolidation separate return years of one of its subsidiaries. The net operating loss carryforwards will begin to expire in 2021. At March 31, 2005, the Company continues to maintain the $9.2 million valuation allowance.

NOTE 10 – LEASE OBLIGATIONS

     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including the Company’s share of ventures, at March 31, 2005, are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2005 (April 1 – December 31)	$2.1	$12.4	$4.5	$20.4
2006	2.6	12.5	4.9	20.5
2007	3.0	9.4	3.6	12.5
2008	.6	7.1	.7	7.9
2009	.6	4.8	.7	5.0
2010 and thereafter		3.8		3.8

Total minimum lease payments	8.9	$50.0	14.4	$70.1

Amounts representing interest	1.2		1.6

Present value of net minimum lease payments	$7.7		$12.8

Total minimum operating lease payments include $2.9 million associated with the Portman acquisition. The Company’s share of total minimum lease payments, $58.9 million, is comprised of the Company’s consolidated obligation of $50.7 million and the

Company’s share of unconsolidated ventures’ obligations of $8.2 million, principally related to Hibbing and Wabush.

NOTE 11 – BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased less than .1 million tons in 2005. On October 14, 2004, the Company and the current owners of WCI reached tentative agreement for the Company to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a ten-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million pre-petition receivable, plus $.9 million of subsequent pricing adjustments, over time, was approved by the Bankruptcy Court on November 16, 2004. The agreement provides the Company with a right to terminate the agreement after 2005 if a plan of reorganization is not confirmed before June 30, 2005 and consummated by July 31, 2005; in that event, the $5.8 million receivable would be collectible at the end of 2005. At this juncture, the Bankruptcy Court has denied the confirmation of two competing plans of reorganization filed by (i) WCI, jointly with its current owner, and (ii) a group of WCI’s secured noteholders. These plan proponents have each stated their intention to file, in the near future, with the Bankruptcy Court amended plans of reorganization, the terms of which have not yet been disclosed to the Company. It appears unlikely that any such amended plan of reorganization will be confirmed by June 30, 2005 and consummated by July 31, 2005.

     On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled 1.2 million tons in 2004 and .1 million tons in 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date. On March 1, 2005, Stelco announced that it had rejected all offers for the sale of its core businesses. Subsequently, on March 30, 2005, the Ontario Superior Court authorized Stelco to attempt to restructure itself by accessing the capital markets, with Stelco filing a restructuring plan with the court by May 30, 2005. In addition, on April 26, 2005, the Ontario Superior Court extended the stay period for Stelco until July 8, 2005.

NOTE 12 – DISCONTINUED OPERATION

     On July 23, 2004, Cliffs and Associates Limited (“CAL”), an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to International Steel Group (a large U.S. steel producer which merged with Mittal Steel Company N.V. or “Mittal”) in April 2005. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. CAL may receive up to $10 million in future payments contingent on HBI production and shipments. The Company recorded after-tax income of approximately $3.1 million in 2004 and $.6 million in the first quarter of 2005. The income is classified under “Discontinued Operation” in the Statement of Consolidated Operations.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER – 2005 AND 2004

     Net income was $25.2 million or $.91 per share (all per share amounts are “diluted”) in the first quarter 2005 compared to breakeven results and a loss of $.05 per share applicable to common shareholders in the first quarter of 2004. First quarter net income in 2005 includes $.6 million of after-tax income from a discontinued operation (see NOTE 12 – DISCONTINUED OPERATION) and $4.2 million of after-tax income related to the cumulative effect of an accounting change. Following is a summary of results:

	(In Millions,
	Except Per
	Common Share)
	First Quarter
	2005	2004
Income (loss) from continuing operations:
Amount	$20.4	$—
Per diluted share	.74	(.05)
Income from discontinued operation:
Amount	.6
Per diluted share	.02
Cumulative effect of accounting change:
Amount	4.2
Per diluted share	.15

Net income (loss):
Amount	$25.2	$—

Per diluted share	$.91	$(.05)

     The increase in income from continuing operations of $20.4 million was comprised of a $27.4 million improvement in pre-tax income, net of $7.0 million in income taxes. The pre-tax earnings increase principally reflected higher sales margins of $37.1 million, partially offset by $9.8 million of currency hedging costs associated with the acquisition of 68.7 percent of Portman Limited (“Portman”), an independent Australian iron ore mining and exploration company, on March 31, 2005.

     The $37.1 million increase in sales margin was due to higher sales price realization partially offset by higher production costs and modestly lower sales volume.

	(In Millions)
	First Quarter
	2005	2004	Change
Sales (tons)	4.0	4.3	(.3)

Revenue from product sales and services*	$219.2	$163.9	$55.3

Cost of goods sold and operating expenses*	176.2	158.0	18.2

Sales margin	$43.0	$5.9	$37.1

*	Excludes revenues and cost of goods sold and operating expenses related to freight and minority interest.

•	Sales revenues (excluding freight and minority interest) increased $55.3 million, or 34 percent, due to higher sales prices, $65.4 million, partly offset by lower sales volume, $10.1 million. The more than 40 percent increase in sales prices primarily reflected the effect on Cliffs’ term sales contract price adjustment factors of an approximate 86 percent increase in international pellet pricing, higher steel pricing, higher PPI – all commodities and other known contractual increases, including base price increases, lag year adjustments and capped pricing in one contract. Included in first quarter 2005 revenues was approximately .9 million tons of 2005 sales at 2004 contractual pricing and $4.4 million of price increase on 2004 sales. Sales volume in the first quarter of 2005 was 4.0 million tons, which represented a .3 million ton decrease from the first quarter 2004. Cliffs continues to forecast total-year North American sales of approximately 24 million tons.

•	Cost of goods sold and operating expenses (excluding freight and minority interest) increased $18.2 million, or 12 percent, reflecting higher unit production costs of $28.0 million partly offset by lower sales volume, $9.8 million. The $28.0 million increase in unit production costs reflected higher maintenance spending due in part to timing of repairs, $12.6 million, increased energy and supply pricing, $11.3 million, and higher royalty expense, $4.0 million, due to increased pellet sales pricing. Considering these factors, total-year 2005 North American unit production costs are now expected to increase approximately nine percent from the 2004 cost of goods sold and operating expenses (excluding freight and minority interest) of $37.56 per ton.

The pre-tax earnings changes for the first quarter 2005 versus 2004 also included:

•	Higher administrative, selling and general expense, $2.3 million, principally reflecting higher stock-based compensation related to the increase in the Company’s common share price.

•	Lower impairment of mining assets, $1.0 million. Due to the significant increase in 2005 pellet pricing, the Company has determined, based on a cash flow analysis, that its Empire Mine is no longer impaired; accordingly, capital additions at Empire in 2005 will not be charged to expense.

•	Provision for customer bankruptcy in 2004, $1.6 million, related to a subsidiary of Weirton Steel Corporation.

•	Interest income increased $1.3 million reflecting higher average cash balances and slightly higher rates.

•	An increase of $10.7 million in other – net expense primarily reflecting $9.8 million of currency hedging costs associated with the Portman acquisition.

Sales and Production Volume

     North American pellet sales in the first quarter of 2005 were 4.0 million tons compared to 4.3 million tons in 2004. While there is uncertainty regarding the pellet requirements of customers, North American annual sales volume is forecasted to exceed 24 million tons in 2005 compared to sales of 22.6 million tons in 2004.

     The Company’s share of first quarter 2005 North American production was 4.8 million tons compared to 4.5 million tons in the first quarter of 2004. Total North American iron ore pellet production at the Company’s managed mines was 7.9 million tons in the first quarter of 2005, compared to 8.3 million tons in the first quarter of 2004.

North American production is forecasted to be 37.0 million tons (Company share 22.8 million tons) this year. Following is a summary of production tonnage (long tons of pellets) for 2005 and 2004:

	(Tons in Millions)
	First Quarter		Full-Year
	2005	2004	2005*	2004
Empire	1.2	1.4	5.2	5.4
Tilden	1.4	1.4	8.0	7.8

Michigan Mines	2.6	2.8	13.2	13.2
Hibbing	1.9	2.0	8.2	8.3
Northshore	1.2	1.2	4.9	5.0
United Taconite	1.1	1.0	5.0	4.1
Wabush	1.1	1.3	5.7	3.8

Total	7.9	8.3	37.0	34.4

Cliffs’ Share of Total	4.8	4.5	22.8	21.7

*	Estimate

     During 2004, the Company approved capacity expansion projects at its United Taconite and Northshore mines in Minnesota. An idled pellet furnace at United Taconite was re-started in the fourth quarter of 2004 to add approximately 1.0 million tons (Company share .7 million tons) to annual production capacity. The Company’s plan to re-start an idled furnace at its wholly-owned Northshore mine in mid-2005 has been delayed several months due to permitting delays. The expansion will increase Northshore’s annual production capacity by approximately .8 million tons. A further expansion at United Taconite is being evaluated.

     On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel Company N.V. (“Mittal”). On April 13, 2005, Mittal completed its acquisition of International Steel Group Inc. (“ISG”) resulting in the world’s largest steel company. In December 2004, ISG and the Company amended their term supply agreement, which runs through 2016, to increase the base price and moderate the supplemental steel price sharing provisions. ISG was the Company’s largest customer with total pellet purchases in 2004 of 8.9 million tons. Additionally, ISG/Mittal is a 62.3 percent equity participant in Hibbing. The Company’s pellet sales to Ispat Inland Steel Company (“Ispat Inland”), a wholly-owned subsidiary of Ispat International N.V., totaled 2.6 million tons in 2004. Ispat Inland/Mittal is also a 21 percent equity partner in Empire. The Company’s sales to ISG/Mittal and Ispat Inland/Mittal are under agreements that are not scheduled to expire for at least ten years. For 2004, the combined sales to ISG and Ispat Inland accounted for 51 percent of the Company’s sales volume and, including their equity share of Empire and Hibbing production, accounted for 52 percent of the Company’s managed production. The Company does not expect the merger to affect its contractual relationships with Mittal for the foreseeable future.

BANKRUPTCY OF CUSTOMERS

     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased less than .1 million tons in 2005. On October 14, 2004, the Company and the current owners of WCI reached tentative agreement for the Company to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a ten-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million pre-petition receivable, plus $.9 million of subsequent pricing adjustments, over time, was approved by the Bankruptcy Court on November 16, 2004. The agreement provides the Company with a right to terminate the agreement after 2005 if a plan of reorganization is not confirmed before June 30, 2005 and consummated by July 31, 2005; in that event, the $5.8 million receivable would be collectible at the end of 2005. At this juncture, the Bankruptcy Court has denied the confirmation of two competing plans of reorganization filed by (i) WCI, jointly with its current owner, and (ii) a group of WCI’s secured noteholders. These plan proponents have each stated their intention to file, in the near future, with the Bankruptcy Court amended plans of reorganization, the terms of which have not yet been disclosed to the Company. It appears unlikely that any such amended plan of reorganization will be confirmed by June 30, 2005 and consummated by July 31, 2005.

     On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’

Creditors Arrangement Act. Pellet sales to Stelco totaled 1.2 million tons in 2004 and .1 million tons in 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, the Company had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date. On March 1, 2005, Stelco announced that it had rejected all offers for the sale of its core businesses. Subsequently, on March 30, 2005, the Ontario Superior Court authorized Stelco to attempt to restructure itself by accessing the capital markets, with Stelco filing a restructuring plan with the court by May 30, 2005. In addition, on April 26, 2005, the Ontario Superior Court extended the stay period for Stelco until July 8, 2005.

PORTMAN ACQUISITION

     On March 31, 2005, the Company purchased 68.7 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. Portman’s current annualized production is approximately 5.7 million metric tons per year and it presently has an $43 million project underway that is expected to increase production to 8.0 million metric tons per year by 2006. The expanded level of production is fully committed to steel companies in China and Japan for approximately five years. Portman’s reserves currently total approximately 93 million metric tons and it has an active exploration program underway to increase its reserves.

     The purchase price of the 68.7 percent Portman interest was $371.7 million, summarized as follows:

In Millions
Cash	$359.5
Acquisition Costs	12.2

Purchase Price	$371.7

Additionally, the Company incurred $9.8 million of foreign currency hedging costs related to this transaction that have been charged to first quarter operations. The Company funded the acquisition with existing cash and marketable securities and $75.0 million of borrowings under its new three-year revolving credit facility.

     The balance sheet of Portman has been consolidated with that of the Company effective March 31, 2005 based on a preliminary allocation of the purchase price. Final allocation of the purchase price will be made when the evaluation of fair values has been completed. Due to the acquisition date, the operating results of Portman for the three months ended March 31, 2005 had no effect on the Company’s first quarter 2005 Statement of Consolidated Operations.

     Additionally, Portman has long-term contracts with port and rail facilities with minimum “take or pay” clauses. The port contract includes minimum tonnage requirements of 2.5 million metric tons from 2005 through 2015 at an annual cost of A$1.25 million. The rail contract includes minimum take or pay requirements of 4.3 million metric tons, or A$54.3 million in 2005 and 5 million metric tons from 2006 through 2012 at an annual cost of A$50.2 million. Portman also has capital commitments of A$34.4 million at March 31, 2005, related to the production expansion to 8 million metric tons.

     In April 2005, the Company increased its ownership of Portman to slightly more than 80 percent at an additional cost of approximately $62 million. The tender offer for Portman shares expired on April 19, 2005, and the Company currently has no plans to purchase additional shares of Portman.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, the Company had cash and cash equivalents of $108.5 million. Following is a summary of cash activity for the first three months 2005:

In Millions
Investment in Portman (net of $24.1 million Portman cash)	$(347.6)
Increase in inventories and prepaid expenses	(50.3)
Capital expenditures	(19.1)
Payment of currency hedges	(9.8)
Proceeds from sale of marketable securities	182.7
Borrowing under revolving credit facility	75.0
Net cash from operating activities before changes in operating assets and liabilities	49.2
Decrease in receivables	16.7
Decrease in payables and accrued expenses	(3.9)
Dividends on common and preferred stock	(3.6)
Other	2.3

Decrease in cash and cash equivalents	(108.4)
Cash and cash equivalents at beginning of period	216.9

Cash and cash equivalents at end of period	$108.5

     At March 31, 2005, there were 4.1 million tons of pellets in inventory, .8 million tons higher than December 31, 2004, at a cost of $154.9 million, or an increase of $46.7 million from December 31, 2004. Pellet inventory at March 31, 2004 was 4.2 million tons, or $131.8 million.

     The Company’s share of capital expenditures, including 2005 expenditures related to capacity expansions, at the seven mining ventures and supporting operations is expected to approximate $200 million in 2005, including approximately $60 million for expansion and related activity at Portman. The Company incurred $19.1 million of capital expenditures through March 31, 2005. The Company expects to fund its expenditures from operations and its revolving credit facilities.

     The $182.7 million proceeds from marketable securities reflects the sale of highly liquid marketable securities used in connection with the Company’s acquisition of Portman.

     On March 28, 2005, the Company entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. Under the new facility, the Company has $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities subject to the three-year term of the agreement. The new credit agreement replaces an existing $30 million unsecured revolving credit facility which was scheduled to expire on April 29, 2005. The new facility has various loan covenants based on earnings, debt, total capitalization, and fixed cost coverage, none of which are restrictive at this time. Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on certain covenant levels, or the prime rate. On March 29, 2005, the Company borrowed $75.0 million in conjunction with the Portman acquisition. As of April 27, 2005, the Company has a total of $175.0 million outstanding at an average interest rate of 4.71 percent.

     Portman is party to a A$40 million secured credit agreement. The agreement is secured by a first ranking fixed and floating charge over the assets of Portman. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90 day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.8 million at March 31, 2005, after reduction of A$10.2 million for commitments under outstanding performance bonds.

     Portman secured five year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $4.8 million, accrue interest annually at five percent. The borrowings require a $.5 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010. Portman expects to receive additional funding of $3.4 million by June 2005 under similar terms.

     Following is a summary of the Company’s common shares outstanding:

	2005	2004	2003
March 31	21,874,123	21,368,074	20,646,842
June 30		21,391,302	20,645,162
September 30		21,588,386	20,636,704
December 31		21,598,772	20,996,030

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its ventures provide other post retirement benefits (“OPEB”) to most full-time employees who meet certain length of service and age requirements. The Company’s pension and medical costs (including OPEB) have increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs have been the predominant causes of the increases. The Company has taken actions to control pension and medical costs. Effective July 1, 2003, the Company implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees, and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on the Company’s share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.

     Pursuant to the new four-year labor agreement reached with the USWA, effective August 1, 2004, OPEB expense for 2004 has decreased $4.9 million to reflect negotiated plan changes, which capped the Company’s share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company fund an estimated $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.

     Year 2004 OPEB expense also reflects an estimated cost reduction of $4.1 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter of 2004. Accordingly, first quarter 2004 results have been restated to reduce the originally reported net loss by $.6 million or $.05 per share.

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

     The rising cost of energy is an important issue affecting the Company. Energy costs account for approximately 25 percent of North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. The Company’s strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. The Company’s mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At March 31, 2005, the notional amount of the outstanding forward contracts was $17.9 million (Company share — $15.2 million), with an unrecognized fair value gain of $2.5 million (Company share — $2.1 million) based on March 31, 2005 forward rates. The contracts mature at various times through December 2005. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $2.0 million (Company share $1.7 million).

     Our Wabush mine operation in Canada represents approximately seven percent of the Company’s North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Since 2003, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.83 U.S. dollars per Canadian dollar at March 31, 2005, an increase of 30 percent. The average exchange rate increased to $.82 U.S. dollar per Canadian dollar in the first quarter of 2005 from an average of $.75 U.S. dollar per Canadian dollar for 2003, an increase of nine percent. The Company does not believe that the recent increase in the U.S./Canadian exchange rate is a trend that will continue in the long-term; however, short-term fluctuations cannot reasonably be predicted.

     Portman hedges a portion of its United States currency denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At March 31, 2005, Portman had outstanding A$264.5 million in the form of call options, collars, convertible collars and forward exchange contracts with varying maturity dates ranging from May 2005 to October 2007, and a fair value based on the March 31, 2005 spot rate of A$20.9 million. A one percent change in rates from the month-end rate would change the fair value and cash flow by approximately A$2.0 million.

STRATEGIC INVESTMENTS

     The Company intends to continue to pursue investment and operations management opportunities to broaden its scope as a supplier of iron ore to the integrated steel industry through the acquisition of additional mining interests to strengthen its market position. The Company is particularly focused on expanding its international investments to leverage its expertise in processing low grade ores to capitalize on global demand for steel and iron ore in areas such as China. The Company’s innovative United Taconite joint venture with Laiwu and its Portman acquisition are examples of its ability to expand geographically, and the Company intends to continue to pursue similar opportunities in other regions. In addition, the Company will continue to investigate opportunities in North America, including Eastern Canadian and U.S. mines. In the event of any future acquisitions or joint-venture opportunities, the Company may consider using available liquidity or other sources of funding to make investments.

Mesabi Nugget Project

     In 2002, the Company agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at the Company’s Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feed stock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product has been used by four electric furnace producers and one foundry with favorable results. The Company’s contribution to the project through the pilot plant testing and development phase was $5.3 million, primarily contributions of in-kind facilities and services. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at the Company’s Cliffs Erie site in Hoyt Lakes, Minnesota) with earliest environmental approval expected in the first half of 2005. A non-binding term sheet for a commercial plant was executed in March 2005, and a decision to proceed with construction engineering was made in April. The Company would be the supplier of iron ore and have a minority interest in the first commercial plant.

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

     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America, China and Japan caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel into the United States, consolidation in the steel industry, cyclicality in the steel market and other factors, all of which could result in decreased demand for our iron ore products;

•	use by steel makers of products other than North American and Australian iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our North American term supply agreements with a limited number of customers as the steel industry consolidation continues (as evidenced by the recent merger of ISG and Ispat Inland to form Mittal);

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our North American term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	fluctuation in international prices for iron ore that may negatively impact the Company’s profitability;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to our North American customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	increases in the cost or length of time required to complete capacity expansions;

•	inability of the capacity expansions to achieve expected additional production;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	adverse changes in currency values;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages; and

•	the success of our cost reduction efforts.

     You are urged to carefully consider these factors and the “— Risks Relating to the Company” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in the Management’s Discussion and Analysis section of this report.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On February 18 and March 2, 2005, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 264 shares of common stock, par value $.50 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $17,755.20 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

	(a)	(b)
	Total Number of	Average Price Paid per
	Shares (or Units)	Share (or Unit)
Period	Purchased	$
January 1-31, 2005 February 1-28, 2005 March 1-31, 2005	-0- -0- 3,993	-0- -0- 71.75

(1)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program. A repurchase plan approved by the Board, effective July 13, 2004, was suspended January 11, 2005. All purchases reflected in the table above reflect acquisitions of Common Shares in connection with the transfer of Common Shares to the Company by employees in payment of the satisfaction of the tax withholding obligation upon vesting of restricted stock.

Item 6. Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 45.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date:	April 29, 2005	By	/s/ Donald J. Gallagher

Donald J. Gallagher Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit

4(a)	Multicurrency Credit Agreement, entered into as of March 28, 2005, among Cleveland-Cliffs Inc, various institutions from time to time as lenders, Fifth Third Bank as Administrative Agent and L/C Issuer, and Fleet National Bank as Syndication Agent (filed as Exhibit 4(a) to Form 8-K of Cleveland-Cliffs Inc on March 31, 2005 and incorporated by reference)	Not Applicable

10(a)	* Form of Restricted Shares Agreement under the Incentive Equity Plan (As Amended and Restated as of May 13, 1997) as amended, granted on March 8, 2005 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on March 14, 2005 and incorporated by reference)	Not Applicable

10(b)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2005-2007 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on March 15, 2005 and incorporated by reference)	Not Applicable

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of April 29, 2005	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer, as of April 29, 2005	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of April 29, 2005	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Senior Vice President, Chief Financial Officer and Treasurer, as of April 29, 2005	Filed Herewith