Form 10-Q
period 2005-06-30
CLEVELAND CLIFFS INC
filed 2005-07-28
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
YES ☐ NO ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
As of July 22, 2005, there were 21,882,764 Common Shares (par value $.50 per share) outstanding.

Page No.
PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

2	Statements of Condensed Consolidated Operations Three Months Ended June 30, 2005 and 2004 Six Months Ended June 30, 2005 and 2004

3	Statements of Condensed Consolidated Financial Position June 30, 2005 and December 31, 2004

4	Statements of Condensed Consolidated Cash Flows Six Months Ended June 30, 2005 and 2004

5	Notes to Condensed Consolidated Financial Statements

26	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

50	Item 3 – Qualitative and Quantitative Disclosures About Market Risk

50	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

51	Item 1 – Legal Proceedings

53	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

54	Item 4 – Submission of Matters to a Vote of Security Holders

55	Item 6 – Exhibits

55	Signature

56	Exhibit Index

EX-31(A) – Section 302 Certification of CEO

EX-31(B) – Section 302 Certification of CFO

EX-32(A) – Section 906 Certification of CEO

EX-32(B) – Section 906 Certification of CFO
EX-10(A) Severence Agreement - Carraba
EX-10(B) Employment Agreement - Carraba
EX-10(C) Form of Restricted Share Agreement
EX-31(A) Certification 302 - CEO
EX-31(B) Certification 302 - CFO
EX-32(A) Certification 906 - CEO
EX-32(B) Certification 906 - CFO

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONDENSED CONSOLIDATED OPERATIONS
(UNAUDITED)

	(In Millions, Except		(In Millions, Except
	Per Share Amounts)		Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$424.5	$257.5	$643.7	$421.4
Freight and venture partners’ cost reimbursements	60.8	41.0	113.2	110.8

	485.3	298.5	756.9	532.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(349.1)	(261.2)	(577.7)	(489.0)

SALES MARGIN	136.2	37.3	179.2	43.2
OTHER OPERATING INCOME (EXPENSE)
Casualty insurance recoveries	10.6		10.6
Royalties and management fee revenue	3.5	2.9	6.2	5.8
Administrative, selling and general expenses	(10.3)	(4.0)	(21.6)	(13.0)
Impairment of mining assets		(.8)		(1.8)
Provision for customer bankruptcy exposures				(1.6)
Miscellaneous — net	(1.8)		(2.8)	(.5)

	2.0	(1.9)	(7.6)	(11.1)

OPERATING INCOME	138.2	35.4	171.6	32.1
OTHER INCOME (EXPENSE)
Interest income	3.1	2.6	7.0	5.2
Interest expense	(1.7)	(.2)	(1.9)	(.5)
Other — net	.4	.9	(9.3)	1.9

	1.8	3.3	(4.2)	6.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	140.0	38.7	167.4	38.7
INCOME TAX EXPENSE	(36.5)	(5.9)	(43.5)	(5.9)
MINORITY INTEREST (net of tax $1.6)	(3.9)		(3.9)

INCOME FROM CONTINUING OPERATIONS	99.6	32.8	120.0	32.8
INCOME FROM DISCONTINUED OPERATION (net of tax $.1 and $.4)	.1		.7

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	99.7	32.8	120.7	32.8
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.2)			4.2

NET INCOME	99.7	32.8	124.9	32.8
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)	(2.8)	(2.5)

INCOME APPLICABLE TO COMMON SHARES	$98.3	$31.4	$122.1	$30.3

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$4.52	$1.49	$5.42	$1.43
Discontinued operation	.01		.03
Cumulative effect of accounting change			.19

EARNINGS PER COMMON SHARE — BASIC	$4.53	$1.49	$5.64	$1.43

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$3.58	$1.21	$4.33	$1.21
Discontinued operation	.01		.03
Cumulative effect of accounting change			.15

EARNINGS PER COMMON SHARE — DILUTED	$3.59	$1.21	$4.51	$1.21

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	21,717	21,263	21,658	21,186
Diluted	27,802	27,242	27,728	27,158
See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONDENSED CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)

	(In Millions)
	June 30	December 31
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116.0	$216.9
Marketable securities		182.7
Trade accounts receivable — net	65.8	54.1
Receivables from associated companies	29.6	3.5
Product inventories	159.6	108.2
Work in process inventories	35.7	15.8
Supplies and other inventories	58.8	59.6
Deferred and refundable income taxes	39.0	41.5
Other	73.2	51.5

TOTAL CURRENT ASSETS	577.7	733.8
PROPERTIES	1,025.5	437.4
Allowances for depreciation and depletion	(171.5)	(153.5)

TOTAL PROPERTIES	854.0	283.9
OTHER ASSETS
Long-term receivables	50.9	52.1
Deferred income taxes	34.3	44.2
Deposits and miscellaneous	37.4	18.4
Other investments	24.6	15.6
Intangible pension asset	12.6	12.6
Marketable securities	.8	.5

TOTAL OTHER ASSETS	160.6	143.4

TOTAL ASSETS	$1,592.3	$1,161.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$92.8	$73.3
Revolving credit facility	50.0
Accrued employment costs	39.1	41.3
Pensions	31.1	31.0
Other post-retirement benefits	29.9	34.9
Income taxes	29.1	15.0
Accrued expenses	26.2	21.7
State and local taxes	21.4	21.9
Environmental and mine closure obligations	6.2	6.0
Payables to associated companies	.7	4.6
Other	8.7	7.4

TOTAL CURRENT LIABILITIES	335.2	257.1
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	51.3	42.7
OTHER POST-RETIREMENT BENEFITS	102.4	102.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	86.7	82.4
DEFERRED INCOME TAXES	142.7
OTHER LIABILITIES	77.5	49.7

TOTAL LIABILITIES	795.8	534.6
MINORITY INTEREST	87.8	30.0
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5	172.5
SHAREHOLDERS’ EQUITY
Common Shares — par value $.50 a share
Authorized - 56,000,000 shares;
Issued - 33,655,882 shares	16.8	16.8
Capital in excess of par value of shares	93.7	86.3
Retained earnings	683.1	565.3
Accumulated other comprehensive loss, net of tax	(93.3)	(81.0)
Cost of 11,777,767 Common Shares in treasury (2004 - 12,057,110 shares)	(165.6)	(169.4)
Unearned compensation	1.5	6.0

TOTAL SHAREHOLDERS’ EQUITY	536.2	424.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,592.3	$1,161.1

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Six Months Ended
	June 30
	2005	2004
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$124.9	$32.8
Cumulative effect of accounting change	(4.2)
Income from discontinued operation	(.7)

Income from continuing operations	120.0	32.8
Depreciation and amortization:
Consolidated	22.0	13.4
Share of associated companies	2.1	2.1
Loss on currency hedges	9.8
Pensions and other post-retirement benefits	8.3	(11.0)
Deferred income taxes	7.6
Accretion of asset retirement obligation	2.2	2.3
Gain on sale of assets	(.4)	(1.9)
Provision for customer bankruptcy exposures		1.6
Impairment of mining assets		1.8
Other		(3.2)

Total before changes in operating assets and liabilities	171.6	37.9
Changes in operating assets and liabilities:
Marketable securities	182.7
Other	(31.2)	(53.3)

Total changes in operating assets and liabilities	151.5	(53.3)

Net cash from (used by) operating activities	323.1	(15.4)

INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(46.1)	(19.3)
Share of associated companies	(4.6)	(1.5)
Investment in Portman Limited	(409.7)
Payment of currency hedges	(9.8)
Proceeds from sale of assets	.5	2.0
Proceeds from steel company debt		10.0
Proceeds from sale of ISG stock		3.8

Net cash used by investing activities	(469.7)	(5.0)

FINANCING ACTIVITIES
Borrowing under Revolving Credit facility	50.0
Proceeds from stock options exercised	3.5	7.6
Contributions by minority interest	1.1	2.9
Common Stock dividends	(4.3)
Preferred Stock dividends	(2.8)	(1.1)
Issuance costs of Revolving Credit	(1.9)
Proceeds from Convertible Preferred Stock		172.5
Repayment of long-term debt		(25.0)
Issuance costs of Convertible Preferred Stock		(6.4)

Net cash from financing activities	45.6	150.5

CASH FROM (USED BY) CONTINUING OPERATIONS	(101.0)	130.1
CASH FROM DISCONTINUED OPERATION — OPERATING ACTIVITIES	.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100.9)	130.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216.9	67.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116.0	$197.9

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in our 2004 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited condensed consolidated financial statements present fairly our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.
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

     References to the “Company,” “we,” “us,” “our,” and “Cliffs” mean Cleveland-Cliffs Inc and consolidated subsidiaries. The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including: Tilden Mining Company L.C. (“Tilden”) in Michigan, 85 percent ownership; Empire Iron Mining Partnership (“Empire”) in Michigan, 79 percent ownership; United Taconite LLC (“United Taconite”) in Minnesota, 70 percent ownership; and Portman Limited (“Portman”) in Western Australia, 80.4 percent ownership.
     On April 19, 2005, Cleveland-Cliffs Australia Pty Limited (“Cliffs Australia”), a wholly-owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman’s common stock. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The condensed consolidated balance sheet of the Company as of June 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. The 2005 results include revenue and expenses of Portman since the date of acquisition. See NOTE 3 – PORTMAN ACQUISITION for further discussion.
     The Company also owns a 26.83 percent interest in the Wabush Mines Joint Venture (“Wabush”) in Canada and a 23 percent interest in Hibbing Taconite Company (“Hibbing”), an unincorporated Joint Venture in Minnesota. Investments in joint ventures which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to current year classifications.
NOTE 2 – ACCOUNTING POLICIES
     In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement” (“SFAS 3”), changes the requirements for accounting and reporting of a change in accounting principle. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. Adoption of SFAS 154 is not expected to affect the Company’s consolidated financial statements.
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
     On March 17, 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permits early adoption. We elected to adopt EITF No. 04-6 in the first quarter ending March 31, 2005. As a result, we recorded an after-tax cumulative effect adjustment of $4.2 million, $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, FASB ratified a modification to EITF No. 04-6 to clarify that the term “inventory produced” means “inventory extracted.” We expect to complete our analysis of the impact of this modification in the third quarter.
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
Cash Equivalents
     We consider investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.
Stock Compensation
     Effective January 1, 2003, we adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in SFAS No. 123, “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, we applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock options, any future awards will be expensed over the stock options’ vesting period. The following illustrates the pro forma effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period.

	Pro Forma
	(In Millions, Except Per Common Share)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Net income as reported	$99.7	$32.8	$124.9	$32.8
Stock-based employee compensation:
Add expense included in reported results	.6	.5	6.5	4.3
Deduct fair value based method	(.6)	(.9)	(2.8)	(2.7)
Add (deduct) income tax		.1	(1.3)	(.6)

Pro forma net income	$99.7	$32.5	$127.3	$33.8

Earnings attributable to common shares:
Basic — as reported	$4.53	$1.49	$5.64	$1.43

Basic — pro forma	$4.53	$1.47	$5.75	$1.48

Diluted — as reported	$3.59	$1.21	$4.51	$1.21

Diluted — pro forma	$3.59	$1.20	$4.60	$1.25

     In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees be recognized in the financial statements at fair value and eliminates the intrinsic value method. The Statement, which is effective for periods beginning after December 15, 2005, is not expected to have a significant impact on our consolidated financial statements.

Derivatives
     In the normal course of business, we use various instruments to hedge our exposure for purchases of commodities and foreign currency.
     We enter into forward contracts for the purchase of commodities, primarily natural gas, which are used in our North American operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.
     Portman uses forward exchange contracts, options, collars and convertible collars to hedge its currency exposure for a portion of its sales receipts denominated in United States currency. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in the Australian/United States currency exchange rate, and to protect against undue adverse movement in these exchange rates. All hedges are tested for effectiveness at inception and at each reporting period thereafter.
Income Taxes
     Income taxes are based on income for financial reporting purposes calculated using our expected effective rate for 2005 and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) on the current year tax return and expected 2005 changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Revenue Recognition
     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, the term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we deliver the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts include provisions for supplemental revenue or refunds based on annual steel pricing. We estimate these amounts for recognition at the time of sale. First half 2005 sales revenue includes $2.2 million of additional revenue on 2004 sales due to such changes. Revenue for the first six months of the year from product sales includes reimbursement for freight charges ($38.5 million in 2005 and $32.2 million in 2004) paid on behalf of customers and venture partners’ cost reimbursements ($74.7 million in 2005 and $78.6 million in 2004) from minority interest partners for their share of North American mine costs.
     Our rationale for delivering North American iron ore products to some customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, which also provides additional liquidity to our customers. Generally, our North American term supply agreements specify that title and risk of loss pass to the customer when payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.
     Revenue is recognized on the sale of services when the services are performed.
     Portman’s sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel. Foreign currency revenues are converted to Australian dollars at the currency exchange rate in effect at the time of the transaction.
     Where we are joint venture participants in the ownership of a North American mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.
Issuance of Preferred Stock
     In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the

Company’s common shares at an adjusted rate of 32.3354 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at June 30, 2005, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at June 30, 2005; this threshold was met as of June 30, 2005). The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending September 30, 2005 only. Conversion may continue after such quarter if certain conditions set forth in our amended articles of incorporation are satisfied; (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of our common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the redemption notice. We may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. We have reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. Our shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million.

NOTE 3 – PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land, mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.8 million, including $13.3 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were charged to first quarter 2005 operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s current estimate of 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) is approximately 6.2 million metric tonnes. Portman curently has a $43 million project underway that is expected to increase its wholly-owned production capacity to 8 million metric tonnes per year by 2006. The production is fully committed to steel companies in China and Japan for approximately five years. Portman’s reserves currently total approximately 92 million metric tonnes, and it has an active exploration program underway to increase its reserves.
     The acquisition and related costs were financed with existing cash and marketable securities and $175.0 million of interim borrowings under a new three-year $350 million revolving credit facility. See NOTE 4 – REVOLVING CREDIT FACILITY.
     The condensed consolidated balance sheet of the Company as of June 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by our management based on currently available information. An appraisal of assets and liabilities is currently underway and is expected to be substantially complete by December 31, 2005. It is currently anticipated that a significant portion of the purchase price will be allocated to iron ore reserves, which will be depleted on a units of production basis over the productive life of the reserves. Estimates of these amounts have been reflected in the preliminary allocation of purchase price. Such amounts are subject to adjustment based on the completion of valuations and appraisals. Accordingly, the preliminary purchase price allocation as of March 31, 2005, summarized below, is subject to further revision.

In
Millions
Assets
Current Assets	$88.4
Property, Plant and Equipment	539.0
Other Assets	26.7

Total Assets	654.1

Liabilities
Current Liabilities	34.7
Long-Term Liabilities	158.1

Total Liabilities	192.8

Net Assets	461.3
Minority Interest	(27.5)

Purchase Price	$433.8

     The following unaudited pro forma information summarizes the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, as if the Portman acquisition had been completed as of the beginning of each of the periods presented. The pro forma information gives effect to actual operating results prior to the acquisition. Adjustments were made to cost of goods sold for depletion costs incurred related to the preliminary allocation of purchase price to iron ore reserves, interest expense, income taxes and minority interest related to the acquisition, and are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Pro Forma
	In Millions, Except
	Per Common Share
	Three Month Period		Six Month Period
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Total Revenues	$485.3	$331.6	$812.6	$604.6
Income Before Cumulative Effect of Accounting Change	99.7	23.5	122.4	20.6
Cumulative Effect of Accounting Change			4.2

Net Income	$99.7	$23.5	$126.6	$20.6

Earnings Per Common Share – Basic:
Before Cumulative Effect of Accounting Change	$4.53	$1.04	$5.51	$.85
Cumulative Effect of Accounting Change			.19

Earnings Per Common Share – Basic	$4.53	$1.04	$5.70	$.85

Earnings Per Common Share – Diluted:
Before Cumulative Effect of Accounting Change	$3.59	$.86	$4.42	$.76
Cumulative Effect of Accounting Change			.15

Earnings Per Common Share – Diluted	$3.59	$.86	$4.57	$.76

NOTE 4 – REVOLVING CREDIT FACILITY
     On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The new facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities, subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The new facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. As of June 30, 2005, the Company was in compliance with the covenants in the credit agreement.
     Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. As of June 30, 2005, the Company had $50.0 million outstanding at an average annual interest rate of 4.44 percent. The maximum amount of borrowings outstanding during the second quarter of 2005 was $175.0 million. The outstanding balance was repaid on July 5, 2005.

     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.5 million on June 30, 2005, after reduction of A$10.5 million for commitments under outstanding performance bonds.
     Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of its expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.3 million, accrue interest annually at five percent. The borrowings require a $.7 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.
NOTE 5 – SEGMENT REPORTING
     As a result of the Portman acquisition, we have organized into two operating and reporting segments: North America and Australia. The North America segment represents approximately 84 percent of our consolidated revenues for the three-month period ended June 30, 2005 and is comprised of our mining operations in the United States and Canada. The Australia segment, also referred to as Portman, represents approximately 16 percent of our consolidated revenues for the same period and is comprised of the acquired 80.4 percent Portman interest in Western Australia. There were no intersegment revenues in the second quarter of 2005.
     The North America segment is comprised of our six iron ore mining operations in Michigan, Minnesota and Eastern Canada. We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steel making process. Each of the mines has crushing, concentrating and pelletizing facilities used in the production process. More than 95 percent of the pellets are sold to integrated steel companies in the United States and Canada, using a single sales force.
     The Australia segment is comprised of the acquired 80.4 percent interest in Portman in Western Australia. The Portman operations include production facilities at the Koolyanobbing Iron Ore Project and a 50 percent interest in a joint venture at Cockatoo Island, manufacturing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing facility has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan for approximately five years.
     We primarily evaluate performance based on operating segment income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.
     The following table presents a summary of our segments for the three and six month periods ended June 30, 2005 and 2004 based on the current reporting structure. A reconciliation of segment operating income to income before income taxes and minority interest is as follows:

	In Millions
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Revenues from product sales and services:*
North America	$356.7	$257.5	$575.9	$421.4
Australia	67.8		67.8

Total revenues from product sales and services*	$424.5	$257.5	$643.7	$421.4

Segment operating income:
North America	$127.7	$39.9	$172.3	$45.1
Australia	18.8		18.8

Segment operating income	146.5	39.9	191.1	45.1
Unallocated corporate expenses	(8.3)	(4.0)	(19.5)	(13.0)
Other income (expense)	1.8	2.8	(4.2)	6.6

Income before income taxes and minority interest	$140.0	$38.7	$167.4	$38.7

Capital expenditures:
North America	$21.2	$8.2	$40.3	$20.8
Australia	10.4		10.4

Total capital expenditures	$31.6	$8.2	$50.7	$20.8

	In Millions
	June 30	December 31
	2005	2004
Segment total assets:
North America	$917.5	$1,161.1
Australia	674.8

Total consolidated assets	$1,592.3	$1,161.1

*	Excludes freight and venture partners’ cost reimbursements.
NOTE 6 – COMPREHENSIVE INCOME (LOSS)
     Following are the components of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004:

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Net income	$99.7	$32.8	$124.9	$32.8
Other comprehensive loss:
Unrealized loss on securities – net of tax		(30.4)		(37.0)
Foreign currency translation	(6.7)		(8.9)
Minimum pension liability – net of tax				(2.1)

Total other comprehensive loss	(6.7)	(30.4)	(8.9)	(39.1)

Total comprehensive income (loss)	$93.0	$2.4	$116.0	$(6.3)

The unrealized loss on securities of $30.4 million and $37.0 million in the second quarter and first six months of 2004, respectively, primarily reflected the change in market value on approximately 5.0 million shares of International Steel Group, Inc. (“ISG”) common stock held directly by the Company. We sold our directly held common stock and recorded a gain of $152.7 million ($99.3 million after-tax) in the second half of 2004.
NOTE 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The components of net periodic defined benefit pension expense and other postretirement benefit (“OPEB”) cost for the three-month and six-month periods ended June 30, 2005 and 2004 were as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Service cost	$3.0	$3.1	$6.0	$6.3
Interest cost	10.1	9.7	20.2	19.3
Expected return on plan assets	(11.1)	(9.4)	(22.3)	(18.8)
Amortizations:
Unrecognized prior service costs	.6	.4	1.3	.8
Net actuarial losses	3.1	2.9	6.3	5.8
Amortization of net asset (obligations)	(1.0)	(1.0)	(2.0)	(2.0)

Total cost	$4.7	$5.7	$9.5	$11.4

Other Postretirement Benefit Costs

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Service cost	$.9	$1.0	$1.8	$2.1
Interest cost	4.5	4.8	9.0	9.7
Expected return on plan assets	(1.8)	(1.2)	(3.6)	(2.4)
Amortizations:
Unrecognized prior service costs (credits)	(2.0)	(1.1)	(3.6)	(2.2)
Net actuarial losses	3.7	2.7	7.2	5.2

Total cost	$5.3	$6.2	$10.8	$12.4

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In May 2004, FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. We adopted FSP 106-2 in the second quarter of 2004 and applied the retroactive transition method. As a result, the 2004 net OPEB cost reflected pre-tax cost reductions of approximately $.6 million in the second quarter and $1.3 million in the first half. First quarter 2004 results were restated to reduce the originally reported net loss by $.6 million or $.03 per share.

NOTE 8 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
     At June 30, 2005, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $104.1 million, of which $6.2 million was classified as current. Payments in the first six months of 2005 were $2.4 million (2004 — $3.5 million). Following is a summary of the obligations:

	(In Millions)
	June 30	December 31
	2005	2004
Environmental	$12.2	$13.0

Mine Closure
LTV Steel Mining Company	32.2	33.8
Operating mines	59.7	52.2

Total mine closure	91.9	86.0

Total environmental and mine closure obligations	$104.1	$99.0

Environmental
     Our environmental liabilities of $12.2 million at June 30, 2005, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, seven former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party (“PRP”): the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Pellestar site in Michigan, where significant site clean-up activities have taken place, and the Kipling and Deer Lake sites in Michigan.

Milwaukee Solvay Site
     In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.2 million in the first six months of 2005. At this time, the Company believes the requirements of the removal action have been substantially completed.
     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to thirteen other PRPs. On July 14, 2005, the Company received a General Notice Letter from EPA notifying the Company that EPA believes the Company may be liable under CERCLA and requesting the Company, along with other PRPs, voluntarily perform clean-up activities at the site. The Company has responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating the Company’s willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, the Company received correspondence from the EPA with a proposed Consent Order and informing the Company that three other PRPs had also expressed interest in negotiating with EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised the Company that it has incurred $.5 million in past response costs, which the EPA will seek to recover from the Company and the other PRPs. The Company increased its environmental reserve for Milwaukee Solvay by $.5 million in the first half of 2005 for potential additional exposure.

Rio Tinto
     The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Remediation work is being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”) and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”) located downstream on the Owyhee River. The AOC Statement of Work is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the Site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order. The Company has previously provided an environmental reserve, which it believes is adequate to fund its obligations to complete the Consent Order.
     The Rio Tinto Trustees have made available for public comment their plans for the assessment of natural resource damages. The RTWG commented on the plans and also are in discussions with the Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a Natural Resources Damages claim. There is no monetized Natural Resources Damages claim at this time.
Mine Closure
     The mine closure obligation of $91.9 million includes the accrued obligation at June 30, 2005 for a closed operation formerly known as the LTV Steel Mining Company and for our active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $32.2 million at June 30, 2005, as a result of expenditures totaling $17.8 million since 2001 ($1.6 million in the first half of 2005).
     The accrued closure obligation for our active mining operations of $59.7 million at June 30, 2005 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations (including Portman as of March 31, 2005). We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.
     The following summarizes our asset retirement obligation liability:

	(In Millions)
	June 30	December 31
	2005	2004
Asset Retirement Obligation at Beginning of Year	$52.2	$45.2
Accretion Expense	4.8	4.6
Portman Acquisition	2.7
Minority Interest		.2
Revision in Estimated Cash Flows		2.2

Asset Retirement Obligation at End of Period	$59.7	$52.2

NOTE 9 – INCOME TAXES
     We originally recorded a full valuation allowance in 2002 when it was determined that it was more likely than not that the deferred tax asset may not be realized. At June 30, 2004, we had a full deferred tax valuation allowance of $120.7 million. In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required the majority of our valuation allowance and reversed the allowance, other than $9.2 million related to a net operating loss carryforward of $26.4 million attributable to pre-consolidation separate return years of one of our subsidiaries. The net operating loss carryforwards will begin to expire in 2021. In the second quarter of 2005, $3.6 million of the remaining valuation reserve was reversed based on estimated taxable income of the subsidiary in 2005. At June 30, 2005, we continue to maintain a $5.6 million valuation allowance.
NOTE 10 – LEASE OBLIGATIONS
     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including our share of ventures, at June 30, 2005, are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2005 (July 1 – December 31)	$3.0	$8.2	$4.8	$13.4
2006	5.7	13.6	8.7	21.7
2007	6.1	9.5	7.4	12.7
2008	3.7	6.3	4.5	7.1
2009	3.7	6.0	4.4	6.1
2010 and thereafter	20.7	5.8	20.9	5.8

Total minimum lease payments	42.9	$49.4	50.7	$66.8

Amounts representing interest	11.5		12.1

Present value of net minimum lease payments	$31.4		$38.6

     Total minimum lease payments include $33.4 million for capital leases and $2.8 million for operating leases associated with the Portman acquisition. Our share of total minimum lease payments, $92.3 million, is comprised of our consolidated obligation of $83.9 million and our share of unconsolidated ventures’ obligations of $8.4 million, principally related to Hibbing and Wabush.
     Additionally, Portman has long-term contracts with port and rail facilities with minimum “take or pay” clauses. The port contract includes minimum tonnage requirements of 2.5 million metric tonnes from 2005 through 2015 at an annual cost of A$1.25 million. The rail contract includes minimum take or pay requirements of 4.3 million metric tonnes, or A$54.3 million, in 2005 and 5 million metric tonnes from 2006 through 2012 at an annual cost of A$50.2 million. Portman also has capital commitments of A$37.3 million at June 30, 2005, related to the production expansion to 8 million metric tonnes.
NOTE 11 – BANKRUPTCY OF CUSTOMERS
     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased approximately .4 million tons in 2005. On October 14, 2004, the Company and the current owners of WCI reached agreement for the Company to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a ten-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million pre-petition receivable, plus $.9 million of subsequent pricing adjustments, over time, was approved by the Bankruptcy Court on November 16, 2004. At this juncture, the Bankruptcy Court has denied the confirmation of two competing plans of reorganization filed by (i) WCI, jointly with its current owner, and (ii) a group of WCI’s secured noteholders. Each of these parties has appealed the Bankruptcy Court’s denial of confirmation to the United States District Court for the Northern District of Ohio. Further, the secured noteholders have filed an amended plan of reorganization with the Bankruptcy Court, and WCI has stated its intention to file (together with its current owner), in the near future, an amended plan of reorganization. Currently the Bankruptcy Court has tentatively scheduled September 12, 2005 for the commencement of the hearing on the disclosure statements associated with the competing amended plans and November 14, 2005 as the date for commencing the hearing on the competing amended plans of reorganization (assuming the disclosure statements are approved).
     On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled 1.2 million tons in 2004 and .1 million tons in 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, we had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date. On March 1, 2005, Stelco announced that it had rejected all offers for the sale of its core businesses. Subsequently, on March 30, 2005, the Ontario Superior Court authorized Stelco to attempt to restructure itself by accessing the capital markets. On July 15, 2005, Stelco filed an outline of its restructuring plan with the Bankruptcy Court. On July 18, 2005, the Court extended the stay period under Stelco’s Court-supervised restructuring until September 9, 2005. The Court also adjourned a United Steelworkers motion, seeking to remove Stelco’s exclusivity to develop a restructuring plan, until August 16, 2005, thereby allowing Stelco the opportunity to discuss its reorganization plan with the stakeholders.
NOTE 12 – DISCONTINUED OPERATION
     On July 23, 2004, Cliffs and Associates Limited (“CAL”), an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to International Steel Group (a large U.S. steel producer which subsequently merged with Mittal Steel Company N.V. or “Mittal” in April 2005). Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. CAL may receive up to $10 million in future payments contingent on HBI production and shipments. We recorded after-tax income of approximately $3.1 million in 2004 and $.7 million in the first half of 2005. The income is classified under “Discontinued Operation” in the Statement of Condensed Consolidated Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Cleveland-Cliffs Inc (the “Company,” “we,” “us,” “our,” and “Cliffs”) is the largest producer of iron ore pellets in North America. We sell the majority of our pellets to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 37.7 million tons of iron ore production annually, representing approximately 46.1 percent of the current total North American pellet production capacity. Based on our percentage ownership of the mines we operate, our share of the rated pellet production capacity is currently 23.1 million tons annually, representing 28 percent of total North American annual pellet capacity.
     On April 19, 2005, Cleveland-Cliffs Australia Pty Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman Limited (“Portman”), the third largest iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. Portman serves the Asian iron ore markets with direct-shipping fines and lump ore from two iron ore projects, both located in Western Australia. Portman’s current estimate of 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) is approximately 6.2 million metric tonnes. Portman currently has a $43 million project underway that is expected to increase its wholly-owned production capacity to eight million metric tonnes per year by 2006. The production is fully committed to steel companies in China and Japan for approximately five years.
     The Portman acquisition represents a significant milestone in our long-term strategy to seek additional iron ore mine investment opportunities and to transition our Company from primarily a mine management company and mineral holder to an international merchant mining company.

     The purchase price for the 80.4 percent interest in Portman was $433.8 million, including $13.3 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to the transaction, which were charged to first quarter operations. Portman had 2004 revenues of A$195 million.
     The acquisition and related costs were financed with existing cash and marketable securities and $175.0 million of interim borrowings under a new three-year $350 million revolving credit facility.
     Our condensed statement of consolidated financial position as of June 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by our management based on the information currently available. An appraisal of assets and liabilities is currently underway and is expected to be substantially complete by December 31, 2005. It is currently anticipated that a significant portion of the purchase price will be allocated to iron ore reserves, which will be depleted on a units of production basis over the productive life of the reserve. Estimates of these amounts have been reflected in the preliminary allocation of purchase price. These amounts are subject to adjustment based on the completion of valuations and appraisals. Accordingly, the preliminary purchase price allocation as of March 31, 2005, is subject to revision.
     As a result of the Portman acquisition, we now operate in two reportable segments: the North American segment and the Australian segment, also referred to as Portman. See NOTE 5 – SEGMENT REPORTING to the unaudited condensed consolidated financial statements for a further discussion of the nature of our operations and related financial disclosures for the reportable segments.
RESULTS OF OPERATIONS
     Net income was $99.7 million in the second quarter of 2005 and $124.9 million for the first half, compared to net income of $32.8 million in the second quarter and first half of 2004. Income attributable to common shares was $3.59 per share (all per share amounts are “diluted” and have been adjusted to reflect the December 2004 two-for-one stock split) and $4.51 per share in the second quarter and first half of 2005, respectively, compared to net income of $1.21 per share for the second quarter and first half of 2004, respectively. First half net income in 2005 includes $.7 million of after-tax income from a discontinued operation (see NOTE 12 – DISCONTINUED OPERATION) and $4.2 million of after-tax income related to the cumulative effect of an accounting change. Following is a summary of results:

	(In Millions Except Per Share)
	Second Quarter		First Half
	2005	2004	2005	2004
Income From Continuing Operations:
Amount	$99.6	$32.8	$120.0	$32.8
Per Diluted Share	$3.58	$1.21	$4.33	$1.21

Income From Discontinued Operation:
Amount	.1		.7
Per Diluted Share	.01		.03

Cumulative Effect of Accounting Change:
Amount			4.2
Per Diluted Share			.15

Net Income:
Amount	$99.7	$32.8	$124.9	$32.8

Per Diluted Share	$3.59	$1.21	$4.51	$1.21

     The increase in second quarter and first half net income primarily reflected higher North American sales margins, the inclusion of earnings from Portman since March 31, 2005, when Cliffs acquired a controlling interest, and a business interruption insurance recovery related to a production curtailment in 2003. The increase in first half net income also included $4.2 million of after-tax income from the cumulative effect of an accounting change and $.7 million of after-tax income related to its discontinued operation in Trinidad and Tobago, which was sold in 2004.
     Income from continuing operations in 2005 was $99.6 million in the second quarter and $120.0 million in the first half as compared to $32.8 million in both periods in 2004. The increase in second quarter and first half income from continuing operations of $66.8 million and $87.2 million, respectively, reflected higher income before income taxes of $101.3 million in the quarter and $128.7 million in the first half partially offset by higher income taxes of $30.6 million and $37.6 million for the respective periods, and an earnings reduction of $3.9 million in both periods for after-tax income attributable to the minority interest owners of Portman. The pretax earnings increases from 2004 principally reflected higher North American sales margins of $78.0 million for the second quarter and $115.1 million for the first half, the inclusion of Portman’s $20.9 million of second quarter sales margins, and a business interruption insurance recovery of $10.6 million in the second quarter of 2005.
     The significant increases in North American sales margins in the 2005 periods versus 2004 were primarily due to higher sales price realizations partially offset by higher production costs. Sales volume increased modestly in the second quarter and was slightly lower in the first half.
•	Sales revenue (excluding freight and venture partners’ cost reimbursements) increased $99.2 million in the quarter and $154.5 million in the first half. The increase in sales revenue were due to higher sales prices, $94.4 million in the quarter and $160.9 million in the first half, and a sales volume increase in the second quarter, $4.8 million, and decrease in the first half, $6.4 million. The more than 36 percent increases in sales prices primarily reflected the effect on Cliffs’ term sales contract price adjustment factors of an approximate 86 percent increase in international pellet pricing, higher steel pricing, higher PPI – all commodities and other contractual increases, including base price increases and lag-year adjustments. Included in first-half 2005 revenues was approximately .9 million tons of 2005 sales at 2004 contract prices and $2.2 million of price adjustments on 2004 sales. Second-quarter 2005 revenue was also impacted by modest spot sales tonnage and higher estimated PPI-all commodities escalation. Sales volume in the second quarter of 2005 was 6.0 million tons, which represented a .1 million ton increase from the second quarter of 2004. First half 2005 sales of 10.0 million tons were .2 million tons lower than the first half of 2004. Cliffs’ forecast of total-year 2005 North American sales is estimated to be approximately 22.5 million tons.
•	Cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) increased $21.2 million in the second quarter and $39.4 million in the first half. The increases primarily reflected higher unit production costs of $17.1 million for the second quarter and $45.2 million in the first half. Higher sales volume in the second quarter accounted for additional costs of $4.1 million while lower first half sales volume reduced costs $5.8 million. The increases in unit production costs included higher energy and supply pricing, $12.7 million in the second quarter and $24.0 million in the first half, increased maintenance spending, $3.5 million in the second quarter and $16.1 million in the first half, and higher royalty rates, $4.1 million in the second quarter and $8.1 million in the first half, due to increased pellet sales pricing. Considering these factors, total-year 2005 North American unit production costs are expected to increase approximately nine percent from the 2004 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $37.56 per ton.
     The pre-tax earnings changes for the second quarter and first half of 2005 versus the comparable 2004 periods also included:
•	Sales margin of $20.9 million on 1.5 million tonnes of Portman’s sales in the second quarter and first half of 2005 reflecting results since the March 31, 2005 acquisition. The Company’s consolidated financial statements reflect the inclusion of its approximate 80 percent interest in Portman based on a preliminary allocation of the $433.8 million acquisition cost.
•	A business interruption insurance recovery of $10.6 million in the second quarter of 2005 related to a five-week production curtailment at the Empire and Tilden mines in 2003 due to the loss of electric power as a result of flooding in the Upper Peninsula of Michigan. Future recoveries may be forthcoming from claims for lost tax benefits and reimbursement of insurance deductibles through subrogation.
•	Higher royalties and management fee revenue of $.6 million in the second quarter and $.4 million in the first half, primarily reflecting increased production at Tilden and higher Wabush management fees due to the increase in Eastern Canadian pellet prices.
•	Higher administrative, selling and general expense of $6.3 million in the second quarter and $8.6 million in the first half principally reflecting higher stock-based compensation and the inclusion of $2.0 million of Portman’s second quarter 2005 expense.

•	Lower impairment of mining asset charges, $.8 million in the second quarter and $1.8 million in the first half, reflecting the capitalization of expenditures at Empire commencing January 1, 2005 based on a current cash flow analysis, which incorporated significant pellet pricing increases.
•	Provision for customer bankruptcy exposures in the first quarter of 2004, $1.6 million, related to a subsidiary of Weirton Steel Corporation.
•	Increased interest income of $.5 million in the second quarter and $1.8 million in the first half reflecting higher average cash balances and slightly higher rates.
•	Increased interest expense of $1.5 million in the second quarter and $1.4 million in the first half principally reflected borrowings in 2005 under Cliffs’ new $350 million revolving credit facility to supplement funds required for the Portman acquisition.
•	Higher miscellaneous – net expense of $2.3 million in the second quarter and first half includes higher development expenses related to the Mesabi Nugget project and higher state and local taxes on pellet inventory. The second quarter and first half of 2005 includes $.9 million of Portman’s expense.
•	Higher other-net expense of $11.2 million in the first half primarily reflects $9.8 million of currency hedging costs associated with the Portman acquisition.
Change in Accounting
     On March 17, 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permits early adoption. We elected to adopt EITF No. 04-6 in the first quarter ending March 31, 2005. As a result, we recorded an after-tax cumulative effect adjustment of $4.2 million, $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, the Financial Accounting Standards Board ratified a modification to EITF No. 04-6 to clarify that the term “inventory produced” means

“inventory extracted.” We expect to complete our analysis of the impact of this modification in the third quarter.
Income Taxes
     We originally recorded a full valuation allowance in 2002 when it was determined that it was more likely than not that the deferred tax asset may not be realized. At June 30, 2004, we had a full deferred tax valuation allowance of $120.7 million. In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required the majority of our valuation allowance and reversed the allowance other than $9.2 million related to a net operating loss carryforward of $26.4 million attributable to pre-consolidation separate return years of one of our subsidiaries. The net operating loss carryforwards will begin to expire in 2021. In the second quarter of 2005, $3.6 million of the remaining valuation reserve was reversed based on estimated taxable income of the subsidiary in 2005. At June 30, 2005, we continue to maintain a $5.6 million valuation allowance.
North American Sales and Production Volume
     Pellet sales in the second quarter of 2005 were 6.0 million tons compared with 5.9 million tons in 2004. First half sales were 10.0 million tons compared with 10.2 million tons in the same period last year. While there is uncertainty regarding the pellet requirements of customers, North American annual sales volume is forecasted at approximately 22.5 million tons in 2005 compared to sales of 22.6 million tons in 2004.
     Our share of second quarter 2005 production was 5.9 million tons compared with 5.6 million tons in the same period last year. For the first half of 2005, our share of production was 10.7 million tons, compared with 10.1 million tons last year. North American production is forecasted to be 37.2 million tons (our share 22.9 million tons) this year. Following is a summary of production tonnage (long tons of pellets) for 2005 and 2004:

	(Tons in Millions)
	Second Quarter		First Half		Full Year
	2005	2004	2005	2004	2005*	2004
Empire	1.2	1.1	2.4	2.5	5.1	5.4
Tilden	2.4	2.1	3.8	3.5	8.2	7.8

Michigan Mines	3.6	3.2	6.2	6.0	13.3	13.2
Hibbing	2.1	2.0	4.0	4.0	8.3	8.3
Northshore	1.2	1.3	2.4	2.5	4.9	5.0
United Taconite	1.2	1.0	2.3	2.0	5.2	4.1
Wabush	1.3	1.4	2.4	2.7	5.5	3.8

Total	9.4	8.9	17.3	17.2	37.2	34.4

Cliffs’ Share of Total	5.9	5.6	10.7	10.1	22.9	21.7

*	Estimate
     During 2004, we approved capacity expansion projects at our United Taconite and Northshore mines in Minnesota. An idled pellet furnace at United Taconite was re-started in the fourth quarter of 2004 to add approximately 1.0 million tons (our share .7 million tons) to annual production capacity. Our plan to re-start an idled furnace at our wholly-owned Northshore mine in mid-2005 has been deferred until 2006 due to permitting delays. The expansion will increase Northshore’s annual production capacity by approximately .8 million tons. A further expansion at United Taconite is being evaluated.
     On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel Company N.V. (“Mittal”). On April 13, 2005, Mittal completed its acquisition of International Steel Group Inc. (“ISG”) resulting in the world’s largest steel company. In December 2004, ISG and the Company amended their term supply agreement, which runs through 2016, to increase the base price and moderate the supplemental steel price sharing provisions. ISG was our largest customer with total pellet purchases in 2004 of 8.9 million tons. Additionally, ISG/Mittal is a 62.3 percent equity participant in Hibbing. Our pellet sales to Ispat Inland Steel Company (“Ispat Inland”), a wholly-owned subsidiary of Ispat International N.V., totaled 2.6 million tons in 2004. Ispat Inland/Mittal is also a 21 percent equity partner in Empire. Our sales to ISG/Mittal and Ispat Inland/Mittal are under agreements that are not scheduled to expire for at least ten years. For 2004, the combined sales to ISG and Ispat Inland accounted for 51 percent of our sales volume and, including their equity share of Empire and Hibbing production, accounted for 52 percent of our managed production. We do not expect the merger to affect our contractual relationships with Mittal for the foreseeable future.
Australian Sales and Production Volume
     Portman’s sales of lump and fines ore was 1.5 million metric tonnes in the second quarter of 2005. Portman’s current estimate of total year 2005 sales is 6.7 million tonnes, including 1.4 million tonnes sold in the first quarter prior to the acquisition.
     Portman’s production totaled 1.6 million tonnes (including its .1 million tonne share of the Cockatoo Island joint venture) in the second quarter of 2005. Portman’s current estimate of total year 2005 production is 6.8 million tonnes (.6 million from Cockatoo Island) including 1.5 million tonnes in the first quarter prior to the acquisition. Portman currently has a $43 million project underway to increase its wholly-owned production capacity to 8 million metric tonnes per year by 2006.
WISCONSIN ELECTRIC POWER COMPANY DISPUTE
     Two of the Company’s mines, Tilden Mining Company, L.C. and Empire Iron Mining Partnership (“the Mines”), currently purchase their electric power from Wisconsin Electric Power Company (“WEPCo”) pursuant to the terms of special contracts specifying prices based on WEPCo’s “actual costs”. Effective April 1, 2005, WEPCo unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCo’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCo and the Mines over the pricing issue. Pursuant to the terms of the relevant contracts, the undisputed amounts are being paid to WEPCo, while the disputed amounts are being deposited into an interest-bearing escrow account maintained by a bank. The Mines notified WEPCo in May 2005 of their intention to submit this dispute to arbitration, but a formal Demand for Arbitration has been temporarily withheld while the parties continue discussions and the Mines seek to obtain pertinent information from WEPCo. For the three month period ended June 30, 2005, the Mines have deposited $15.5 million into the escrow account, of which $7.7 million was deposited in July. An amount of $12.3 million, included in the escrow deposit which will be recovered in early-2006 under uncontested provisions of the contract, is recorded in “Other” current assets on the June 30, 2005 Statement of Condensed Consolidated Financial Position. Additionally, WEPCo is questioning whether the Company has complied with the notification provisions related to Tilden’s annual pellet production in excess of 7 million tons.
BANKRUPTCY OF CUSTOMERS
     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased approximately .4 million tons in 2005. On October 14, 2004, the Company and the current owners of WCI reached agreement for the Company to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement, which is for a ten-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million pre-petition receivable plus $.9 million of subsequent pricing adjustments, over time, was approved by the Bankruptcy Court on November 16, 2004. At this juncture, the Bankruptcy Court has denied the confirmation of two competing plans of reorganization filed by (i) WCI, jointly with its current owner, and (ii) a group of WCI’s secured noteholders. Each of these parties has appealed the Bankruptcy Court’s denial of confirmation to the United States District Court for the Northern District of Ohio. Further, the secured noteholders have filed an amended plan of reorganization with the Bankruptcy Court, and WCI has stated its intention to file (together with its current owner), in the near future, an amended plan of reorganization. Currently the Bankruptcy Court has tentatively scheduled September 12, 2005 for the commencement of the hearing on the disclosure statements associated with the competing amended plans and November 14, 2005 as the date for commencing the hearing on the competing amended plans of reorganization (assuming the disclosure statements are approved).

     On January 29, 2004, Stelco Inc. (“Stelco”) applied for and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Pellet sales to Stelco totaled 1.2 million tons in 2004 and .1 million tons in 2003. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, we had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date. On March 1, 2005, Stelco announced that it had rejected all offers for the sale of its core businesses. Subsequently, on March 30, 2005, the Ontario Superior Court authorized Stelco to attempt to restructure itself by accessing the capital markets. On July 15, 2005, Stelco filed an outline of its restructuring plan with the Bankruptcy Court. On July 18, 2005, the Court extended the stay period under Stelco’s Court-supervised restructuring until September 9, 2005. The Court also adjourned a United Steelworkers motion, seeking to remove Stelco’s exclusivity to develop a restructuring plan, until August 16, 2005, thereby allowing Stelco the opportunity to discuss its reorganization plan with the stakeholders.
PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land, mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.8 million, including $13.3 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were charged to first quarter 2005 operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s current estimate of 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) is approximately 6.2 million metric tonnes. Portman currently has a $43 million project underway that is expected to increase its wholly-owned production capacity to 8 million metric tonnes per year by 2006. The production is fully committed to steel companies in China and Japan for approximately five years. Portman’s reserves currently total approximately 92 million metric tonnes, and it has an active exploration program underway to increase its reserves.
     The acquisition and related costs were financed with existing cash and marketable securities and $175.0 million of interim borrowings under a new three-year $350 million revolving credit facility. See NOTE 4 – REVOLVING CREDIT FACILITY.
     The condensed consolidated balance sheet of the Company as of June 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the March 31, 2005 initial acquisition date as determined by our management based on currently available information. An appraisal of assets and liabilities is currently underway and is expected to be substantially complete by December 31, 2005. It is currently anticipated that a significant portion of the purchase price will be allocated to iron ore reserves, which will be depleted on a units of production basis over the productive life of the reserves. Estimates of these amounts have been reflected in the preliminary allocation of purchase price. Such amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price, summarized below, is subject to further revision.

In
Millions
Assets
Current Assets	$88.4
Property, Plant and Equipment	539.0
Other Assets	26.7

Total Assets	654.1

Liabilities
Current Liabilities	34.7
Long-Term Liabilities	158.1

Total Liabilities	192.8

Net Assets	461.3
Minority Interest	(27.5)

Purchase Price	$433.8

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2005, the Company had cash and cash equivalents of $116.0 million. Following is a summary of cash activity for the first six months of 2005:

In Millions
Investment in Portman (net of $24.1 million Portman cash)	$(409.7)
Capital expenditures	(50.7)
Increase in inventories and prepaid expenses	(42.4)
Payment of currency hedges	(9.8)
Dividends on common and preferred stock	(7.1)
Decrease in payables and accrued expenses	(1.2)
Proceeds from sale of marketable securities	182.7
Net cash from operating activities before changes in operating assets and liabilities	171.6
Net borrowings under revolving credit facility	50.0
Decrease in receivables	12.4
Other	3.3

Decrease in cash and cash equivalents	(100.9)
Cash and cash equivalents at beginning of period	216.9
Cash and cash equivalents at end of period	$116.0

At June 30, 2005, there were 4.1 million tons of pellets in inventory at a cost of $150.9 million, which was .8 million tons or $42.7 million higher than December 31, 2004. Pellet inventory at June 30, 2004 was 4.1 million tons, or $130.8 million. At June 30, 2005, Portman had .8 million tonnes of finished product inventory.
     Our share of capital expenditures, including 2005 expenditures related to capacity expansions, at the seven mining ventures and supporting operations is expected to approximate $170 million in 2005, including approximately $48 million for expansion and related activity at Portman since the March 31, 2005 acquisition. We incurred $50.7 million of capital expenditures through June 30, 2005. We expect to fund our expenditures from operations.
     The $182.7 million proceeds from marketable securities reflects the sale of highly liquid marketable securities used in connection with our acquisition of Portman.
     On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The new facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The new facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. As of June 30, 2005, we had a total of $50.0 million outstanding at an average annual interest rate of 4.44 percent. We are in compliance with the covenants in the credit agreement as of June 30, 2005. The outstanding balance was repaid on July 5, 2005.
     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.5 million at June 30, 2005, after reduction of A$10.5 million for commitments under outstanding performance bonds.
     Portman secured five-year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.3 million, accrue interest annually at five percent. The borrowings require a $.7 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.
     Following is a summary of our common shares outstanding:

	2005	2004	2003
March 31	21,874,123	21,368,074	20,646,842
June 30	21,878,115	21,391,302	20,645,162
September 30		21,588,386	20,636,704
December 31		21,598,772	20,996,030
     On July 12, 2005, the Company increased its quarterly common share dividend to $.20 per share from $.10 per share. The dividend is payable on September 1, 2005 to shareholders of record on August 12, 2005.

ENVIRONMENTAL
     Our environmental liabilities of $12.2 million at June 30, 2005, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, seven former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party (“PRP”): the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Pellestar site in Michigan, where significant site cleanup activities have taken place, and the Kipling and Deer Lake sites in Michigan.
Milwaukee Solvay Site
     In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for cleanup and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.2 million in the first six months of 2005. At this time, the Company believes the requirements of the removal action have been substantially completed.
     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to thirteen other PRPs. On July 14, 2005, the Company received a General Notice Letter from EPA notifying the Company that EPA believes the Company may be liable under CERCLA and requesting the Company, along with other PRPs, voluntarily perform clean-up activities at the site. The Company has responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating the Company’s willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, the Company received correspondence from the EPA with a proposed Consent Order and informing the Company that three other PRPs had also expressed interest in negotiating with EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the cleanup and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised the Company that it has incurred $.5 million in past response costs, which the EPA will seek to recover from the Company and the other PRPs. The Company increased its environmental reserve for Milwaukee Solvay by $.5 million in the first half of 2005 for potential additional exposure.
Rio Tinto
     The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Remediation work is being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”) and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation ( collectively, “Rio Tinto Trustees”) located downstream on the Owyhee River. The Consent Order Statement of Work is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the Site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order. The Company has previously provided an environmental reserve, which it believes is adequate to fund its obligations to complete the Consent Order.
     The Rio Tinto Trustees have made available for public comment their plans for the assessment of natural resource damages. The RTWG commented on the plans and also are in discussions with the Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a Natural Resources Damages claim. There is no monetized Natural Resources Damages claim at this time.
Pellestar
     In the third quarter of 2003, we, along with a number of PRPs, entered into a Consent Order to implement an EPA-approved Removal Action Plan (“RAP”) at the Pellestar site, located in Negaunee Township, Marquette County, Michigan (the “Site”). Clean-up activities under the RAP have been completed. Our share of the cost of the clean-up was $.2 million. Our only outstanding obligation under the Consent Order is the payment of our share of EPA oversight costs, which are approximately $11,000.
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all its North American employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its North American ventures provide other post retirement benefits (“OPEB”) to most full-time employees in North America who meet certain length of service and age requirements. Our pension and medical costs (including OPEB) had increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs had been the predominant causes of the increases. We have taken actions to control pension and medical costs. Effective July

1, 2003, we implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees, and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on our share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.
     Pursuant to the new four-year labor agreement reached with the USWA, effective August 1, 2004, OPEB expense for 2004 has decreased $4.9 million to reflect negotiated plan changes, which capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company’s U.S. managed ventures fund an estimated $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.
     Year 2004 OPEB expense also reflects an estimated cost reduction of $4.1 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter of 2004. Accordingly, first quarter 2004 results have been restated to reduce the originally reported net loss by $.6 million or $.03 per share.

     Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2002 through 2005:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2002	$1.1	$7.2	$16.8	$21.5
2003	6.4	32.0	17.0	29.1
2004	63.0	23.1	30.9	28.5
2005 (Estimated)	33.9	19.1	35.2	21.8
Year 2005 estimated pension and OPEB expense reflects a reduction in the discount rate from 6.25 percent to 5.75 percent. Further decreases in long-term interest rates in 2005 would likely result in higher pension and OPEB expenses in 2006, which amounts have not yet been estimated.
MARKET RISKS
     We are subject to a variety of risks, including those caused by changes in market value of equity investments, changes in commodity prices and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
     Our investment policy relating to our short-term investments (classified as cash equivalents) is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.
     The rising cost of energy is an important issue affecting us. Energy costs account for approximately 25 percent of North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At June 30, 2005, the notional amount of the outstanding forward contracts was $19.1 million (Company share — $16.3 million), with an unrecognized fair value gain of $.9 million (Company share — $.8 million) based on June 30, 2005 forward rates. The contracts mature at various times through December 2005. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $2.0 million (Company share $1.7 million).
     Our Wabush mine operation in Canada represents approximately seven percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Since 2003, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.82 U.S. dollar per Canadian dollar at June 30, 2005, an increase of 28 percent. The average exchange rate increased to $.81 U.S. dollar per Canadian dollar in the first six months of 2005 from an average of $.75 U.S. dollar per Canadian dollar for 2003, an increase of eight percent. We do not believe that the recent increase in the U.S./Canadian exchange rate is a trend that will continue in the long-term; however, short-term fluctuations cannot reasonably be predicted.
     Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At June 30, 2005, Portman had outstanding A$428.9 million in the form of call options, collars, convertible collars and forward exchange contracts with varying maturity dates ranging from July 2005 to March 2008, and a fair value based on the June 30, 2005 spot rate of A$13.5 million. A one percent change in rates from the month-end rate would change the fair value and cash flow by approximately A$3.3 million.

STRATEGIC INVESTMENTS
     We intend to continue to pursue investment and operations management opportunities to broaden our scope as a supplier of iron ore to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to leverage our expertise in mining, concentrating and pelletizing ores to capitalize on global demand for steel and iron ore in areas such as China. Our innovative United Taconite joint venture with Laiwu Steel Group, Ltd. and our Portman acquisition are examples of our ability to expand geographically, and we intend to continue to pursue similar opportunities in other regions. In addition, we will continue to investigate opportunities in North America. In the event of any future acquisitions or joint-venture opportunities, we may consider using available liquidity or other sources of funding to make investments.
Mesabi Nugget Project
     In 2002, we agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at our Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feedstock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product has been used by four electric furnace producers and one foundry with favorable results. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at the Company’s Cliffs Erie site in Hoyt Lakes, Minnesota). A non-binding term sheet for a commercial plant was executed in March 2005, and a decision to proceed with construction engineering was made in April. On July 26, 2005, the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site, subject to appeal. We would be the supplier of iron ore and have a minority interest in the first commercial plant. Our contribution to the project to-date has totaled $6.3 million ($1.0 million in the first half of 2005), including significant contributions of in-kind facilities and services.
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
     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America, China and Japan caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel into the United States, consolidation in the steel industry, cyclicality in the steel market and other factors, all of which could result in decreased demand for our iron ore products;

•	use by steel makers of products other than North American and Australian iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our North American term supply agreements with a limited number of customers as the steel industry consolidation continues (as evidenced by the recent merger of ISG and Ispat Inland to form Mittal);

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our North American term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	fluctuation in international prices for iron ore that may negatively impact our profitability;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to our North American customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	increases in the cost or length of time required to complete capacity expansions;

•	inability of the capacity expansions to achieve expected additional production;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs of electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	adverse changes in currency values;

•	uncertainties related to the appraisal of acquisitions and the related allocation of purchase price to the acquired assets and assumed liabilities;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages; and

•	the success of our cost reduction efforts.
     You are urged to carefully consider these factors and the “— Risks Relating to the Company” included in our Annual Report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2004 and in the Management’s Discussion and Analysis section of this report.

ITEM 4.	CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of the evaluation conducted by our Chief Executive Officer and Chief Financial Officer.
     There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Wisconsin Electric Power Company. Two of the Company’s mines, Tilden Mining Company, L.C. and Empire Iron Mining Partnership (“the Mines”), currently purchase their electric power from Wisconsin Electric Power Company (“WEPCo”) pursuant to the terms of special contracts specifying prices based on WEPCo’s “actual costs”. Effective April 1, 2005, WEPCo unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCo’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCo and the Mines over the pricing issue. Pursuant to the terms of the relevant contracts, the undisputed amounts are being paid to WEPCo, while the disputed amounts are being deposited into an interest-bearing escrow account maintained by a bank. The Mines notified WEPCo in May 2005 of their intention to submit this dispute to arbitration, but a formal Demand for Arbitration has been temporarily withheld while the parties continue discussions and the Mines seek to obtain pertinent information from WEPCo. For the three month period ended June 30, 2005, the Mines have deposited $15.5 million into the escrow account, of which $7.7 million was deposited in July. An amount of $12.3 million, included in the escrow deposit which will be recovered in early-2006 under uncontested provisions of the contract, is recorded in “Other” current assets on the June 30, 2005 Statement of Condensed Consolidated Financial Position. Additionally, WEPCo is questioning whether the Company has complied with the notification provisions related to Tilden’s annual pellet production in excess of 7 million tons.
     Milwaukee Solvay Site. In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.2 million in the first six months of 2005. At this time, the Company believes the requirements of the removal action have been substantially completed.

     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to thirteen other PRPs. On July 14, 2005, the Company received a General Notice Letter from EPA notifying the Company that EPA believes the Company may be liable under CERCLA and requesting the Company, along with other PRPs, voluntarily perform clean-up activities at the site. The Company has responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating the Company’s willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, the Company received correspondence from the EPA with a proposed Consent Order and informing the Company that three other PRPs had also expressed interest in negotiating with EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised the Company that it has incurred $.5 million in past response costs, which the EPA will seek to recover from the Company and the other PRPs. The Company increased its environmental reserve for Milwaukee Solvay by $.5 million in the first half of 2005 for potential additional exposure.
     Rio Tinto. The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Remediation work is being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”) and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”) located downstream on the Owyhee River. The Consent Order Statement of Work is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the Site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order. The Company has previously provided an environmental reserve, which it believes is adequate to fund its obligations to complete the Consent Order.
     The Rio Tinto Trustees have made available for public comment their plans for the assessment of natural resource damages. The RTWG commented on the plans and also are in discussions with the Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a Natural Resources Damages claim. There is no monetized Natural Resources Damages claim at this time.
     Mountain West Mines. On May 4, 2004, The Cleveland-Cliffs Iron Company (“Iron”), a subsidiary of the Company, was sued along with two other defendants in the United States District Court for the District of Wyoming. The

plaintiff, Mountain West Mines, Inc. (“Mountain West”), asserted that Iron and the other defendants were liable to it for a historical and continuing four percent overriding royalty interest on all yellowcake uranium produced from the Powder River Basin in Wyoming and sold by Iron or certain other entities with which Iron had conducted business. Mountain West sought an uncertain amount from Iron. On March 1, 2005, Mountain West, and Iron and the other defendants submitted cross-motions for summary judgment. U.S. Magistrate Judge Beaman conducted oral arguments on the cross-motions on April 29, 2005, and on May 27, 2005, he issued a Report and Recommendation on the cross-motions, recommending that Mountain West’s complaint be dismissed. On July 13, 2005, United States District Judge Brimmer adopted the Magistrate Judge’s Report and Recommendation in its entirety, rejected the objections to the report that had been filed by Mountain West, dismissed Mountain West’s complaint, and entered judgment in favor of Iron on its counterclaim for a declaration that, other than as controlled by a limited contractual exception, Iron is not liable for any royalties other than on yellowcake uranium Iron produces. It is unknown at this time if Mountain West will appeal.
     Pellestar. In the third quarter of 2003, we, along with a number of PRPs, entered into a Consent Order to implement an EPA-approved Removal Action Plan (“RAP”) at the Pellestar site, located in Negaunee Township, Marquette County, Michigan (the “Site”). Clean-up activities under the RAP have been completed. Our share of the cost of the clean-up was $.2 million. Our only outstanding obligation under the Consent Order is the payment of our share of EPA oversight costs, which are approximately $11,000.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 100 shares of common stock, par value $.50 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $5,620.96 to the Trustee of the Trust maintained under the VNQDC Plan, as detailed below:

Date	Shares	Amount
May 13, 2005	76	$4,033.32
March 31, 2005	18	1,307.70
November 30, 2004	4	193.28
November 15, 2004	2	86.66

Total	100	$5,620.96

These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC Plan.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on May 10, 2005. At the meeting the Company’s shareholders acted upon (i) the election of Directors, and (ii) the approval of the appointment of Deloitte & Touche LLP as the Company’s independent auditors.
     In the election of Directors, all nine nominees named in the Company’s Proxy Statement, dated March 21, 2005, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his name:

NOMINEES	FOR	WITHHELD
John S. Brinzo	19,201,533	949,535
Ronald C. Cambre	19,450,284	700,784
Ranko Cucuz	19,449,490	701,578
David H. Gunning	19,224,599	926,469
James D. Ireland III	19,226,923	924,145
Francis R. McAllister	19,449,843	701,225
Roger Phillips	19,449,899	701,169
Richard K. Riederer	19,450,805	700,263
Alan Schwartz	19,226,114	924,954
There were no broker non-votes with respect to the election of Directors.
     For the ratification of Deloitte & Touche LLP as independent auditors, the voting was as follows:

For	20,124,130
Against	19,386
Abstain	7,552

Item 6. Exhibits
     (a) List of Exhibits-Refer to Exhibit Index on page 55
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC
Date: July 28, 2005	By	/s/ Donald J. Gallagher
Donald J. Gallagher
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
10(a)	* Severance Agreement between Cleveland-Cliffs Inc and Joseph A. Carrabba dated May 23, 2005	Filed Herewith

10(b)	* Employment Agreement between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005	Filed Herewith

10(c)	* Form of Restricted Shares Agreement under the 1992 Incentive Equity Plan (As Amended and Restated as of May 13, 1997) as amended, effective May 23, 2005 between Cleveland-Cliffs Inc and Joseph A. Carrabba	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 28, 2005	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer, as of July 28, 2005	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 28, 2005	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer, as of July 28, 2005	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.