Form 10-Q
period 2005-09-30
CLEVELAND CLIFFS INC
filed 2005-10-27
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑ NO ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of October 21, 2005, there were 21,929,466 Common Shares (par value $.50 per share) outstanding.

Page No.
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
2	Statement of Condensed Consolidated Operations Three Months Ended September 30, 2005 and 2004 Nine Months Ended September 30, 2005 and 2004

3	Statement of Condensed Consolidated Financial Position September 30, 2005 and December 31, 2004

4	Statement of Condensed Consolidated Cash Flows Nine Months Ended September 30, 2005 and 2004

5	Notes to Condensed Consolidated Financial Statements

30	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

58	Item 3 — Qualitative and Quantitative Disclosures About Market Risk

58	Item 4 — Controls and Procedures

PART II — OTHER INFORMATION AND SIGNATURES

60	Item 1 — Legal Proceedings

61	Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

62	Item 6 — Exhibits

62	Signature

63	Exhibit Index
Exhibit 31(A) 302 Certification for CEO
Exhibit 31(B) 302 Certification for CFO
Exhibit 32(A) 906 Certification for CEO
Exhibit 32(B) 906 Certification for CFO

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONDENSED CONSOLIDATED OPERATIONS
(UNAUDITED)

	(In Millions, Except		(In Millions, Except
	Per Share Amounts)		Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$451.8	$299.4	$1,095.5	$720.8
Freight and venture partners’ cost reimbursements	62.3	46.9	175.5	157.7

	514.1	346.3	1,271.0	878.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(384.8)	(287.6)	(962.5)	(776.6)

SALES MARGIN	129.3	58.7	308.5	101.9
OTHER OPERATING INCOME (EXPENSE)
Casualty insurance recoveries	1.4		12.0
Royalties and management fee revenue	3.3	2.6	9.5	8.4
Administrative, selling and general expenses	(11.7)	(11.6)	(33.3)	(24.6)
Impairment of mining assets		(.8)		(2.6)
Provision for customer bankruptcy exposures				(1.6)
Miscellaneous — net	(1.0)	(1.4)	(3.8)	(1.9)

	(8.0)	(11.2)	(15.6)	(22.3)

OPERATING INCOME	121.3	47.5	292.9	79.6
OTHER INCOME (EXPENSE)
Gain on sale of ISG common stock		56.8		56.8
Interest income	3.0	2.7	10.0	7.9
Interest expense	(1.6)	(.2)	(3.5)	(.7)
Other — net	.8	1.0	(8.5)	2.9

	2.2	60.3	(2.0)	66.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	123.5	107.8	290.9	146.5
INCOME TAX EXPENSE	(34.2)	(25.2)	(77.7)	(31.1)
MINORITY INTEREST (net of tax $1.6 and $3.3)	(3.8)		(7.7)

INCOME FROM CONTINUING OPERATIONS	85.5	82.6	205.5	115.4
INCOME FROM DISCONTINUED OPERATION (net of tax 2005-$.1 and $.4; 2004 $1.2)	.1	4.9	.8	4.9

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	85.6	87.5	206.3	120.3
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.2)			4.2

NET INCOME	85.6	87.5	210.5	120.3
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)	(4.2)	(3.9)

INCOME APPLICABLE TO COMMON SHARES	$84.2	$86.1	$206.3	$116.4

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$3.85	$3.80	$9.28	$5.25
Discontinued operation	.01	.23	.04	.23
Cumulative effect of accounting change			.19

EARNINGS PER COMMON SHARE — BASIC	$3.86	$4.03	$9.51	$5.48

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$3.06	$3.00	$7.41	$4.23
Discontinued operation	.01	.18	.03	.18
Cumulative effect of accounting change			.15

EARNINGS PER COMMON SHARE — DILUTED	$3.07	$3.18	$7.59	$4.41

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	21,785	21,391	21,700	21,254
Diluted	27,879	27,548	27,743	27,288
See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONDENSED CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)

	(In Millions)
	September 30	December 31
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97.9	$216.9
Marketable securities	5.0	182.7
Trade accounts receivable — net	72.3	54.1
Receivables from associated companies	47.0	3.5
Product inventories	152.4	108.2
Work in process inventories	38.9	15.8
Supplies and other inventories	58.5	59.6
Deferred and refundable income taxes	38.9	41.5
Other	100.6	51.5

TOTAL CURRENT ASSETS	611.5	733.8
PROPERTIES	992.9	437.4
Allowances for depreciation and depletion	(170.6)	(153.5)

TOTAL PROPERTIES	822.3	283.9
OTHER ASSETS
Long-term receivables	50.0	52.1
Deferred income taxes	23.8	44.2
Deposits and miscellaneous	62.2	18.4
Other investments	23.7	15.6
Intangible pension asset	12.6	12.6
Marketable securities	1.4	.5

TOTAL OTHER ASSETS	173.7	143.4

TOTAL ASSETS	$1,607.5	$1,161.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$95.5	$73.3
Accrued employment costs	38.4	41.3
Pensions	57.9	31.0
Other post-retirement benefits	21.5	34.9
Income taxes	26.7	15.0
Accrued expenses	27.3	21.7
State and local taxes	17.0	21.9
Environmental and mine closure obligations	7.8	6.0
Payables to associated companies	1.9	4.6
Other	11.4	7.4

TOTAL CURRENT LIABILITIES	305.4	257.1
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY		42.7
OTHER POST-RETIREMENT BENEFITS	99.7	102.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	85.3	82.4
DEFERRED INCOME TAXES	136.2
OTHER LIABILITIES	74.0	49.7

TOTAL LIABILITIES	700.6	534.6
MINORITY INTEREST	110.1	30.0
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5	172.5
SHAREHOLDERS’ EQUITY
Common Shares — par value $.50 a share
Authorized — 56,000,000 shares;
Issued — 33,655,882 shares	16.8	16.8
Capital in excess of par value of shares	97.5	86.3
Retained earnings	762.9	565.3
Accumulated other comprehensive loss, net of tax	(94.1)	(81.0)
Cost of 11,726,416 Common Shares in treasury (2004 - 12,034,496 shares)	(164.1)	(169.4)
Unearned compensation	5.3	6.0

TOTAL SHAREHOLDERS’ EQUITY	624.3	424.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,607.5	$1,161.1

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Nine Months Ended
	September 30
	2005	2004
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$210.5	$120.3
Cumulative effect of accounting change	(4.2)
Income from discontinued operation	(.8)	(4.9)

Income from continuing operations	205.5	115.4
Depreciation and amortization:
Consolidated	34.7	19.3
Share of associated companies	3.1	3.3
Deferred income taxes	13.6
Loss on currency hedges	9.8
Accretion of asset retirement obligation	3.3	3.5
Pensions and other post-retirement benefits	(32.2)	(25.8)
Gain on sale of assets	(1.3)	(3.2)
Gain on sale of ISG common stock		(56.8)
Provision for customer bankruptcy exposures		1.6
Impairment of mining assets		2.6
Other	(8.0)	(.2)

Total before changes in operating assets and liabilities	228.5	59.7
Changes in operating assets and liabilities:
Marketable securities	177.7
Other	(22.3)	(48.7)

Total changes in operating assets and liabilities	155.4	(48.7)

Net cash from operating activities	383.9	11.0

INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(70.2)	(34.2)
Share of associated companies	(6.4)	(4.7)
Investment in Portman Limited	(409.9)
Payment of currency hedges	(9.8)
Proceeds from sale of assets	1.4	3.4
Proceeds from sale of ISG stock		45.6
Proceeds from steel company debt		10.0
Proceeds from MABCO		3.8

Net cash (used by) from investing activities	(494.9)	23.9

FINANCING ACTIVITIES
Proceeds from stock options exercised	5.7	15.4
Contributions by minority interest	1.4	5.0
Common Stock dividends	(8.7)
Preferred Stock dividends	(4.2)	(2.5)
Issuance costs of Revolving Credit	(1.9)
Proceeds from Convertible Preferred Stock		172.5
Repayment of long-term debt		(25.0)
Issuance costs of Convertible Preferred Stock		(6.4)
Repurchase of common stock		(2.6)

Net cash (used by) from financing activities	(7.7)	156.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(.4)

CASH (USED BY) FROM CONTINUING OPERATIONS	(119.1)	191.3
CASH FROM DISCONTINUED OPERATION-OPERATING ACTIVITIES	.1
- INVESTING ACTIVITIES		6.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119.0)	197.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216.9	67.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97.9	$265.6

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
NOTE 1 — BASIS OF PRESENTATION
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

     On April 19, 2005, Cleveland-Cliffs Australia Pty Limited (“Cliffs Australia”), a wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman’s common stock. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The statement of condensed consolidated financial position of the Company as of September 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. The 2005 results include revenue and expenses of Portman since the date of acquisition. See NOTE 3 — PORTMAN ACQUISITION for further discussion.
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
     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACCOUNTING POLICIES
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement”, (“SFAS 3”), establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. Adoption of SFAS 154 is not expected to materially affect the Company’s consolidated financial statements.
     In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Interpretation is effective for years ending after December 15, 2005 with earlier adoption encouraged. Adoption of FIN 47 in the first quarter of 2005 did not impact the Company’s consolidated financial statements.
     On March 17, 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (“EITF 04-6”). The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permits early adoption. We elected to adopt EITF 04-6 in the first quarter ending March 31, 2005. As a result, we recorded an after-tax cumulative effect adjustment of $4.2 million, $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, FASB ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” We expect to complete our analysis of the impact of this modification in the fourth quarter.

     On October 13, 2004, the FASB ratified EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, (“EITF 04-8”). The consensus specified that the dilutive effect of contingently convertible debt and preferred stock (“CoCos”) should be included in dilutive earnings per share computations (if dilutive), regardless of whether the market price trigger has been met. Previously, CoCos were only required to be included in the calculation of diluted earnings per share when the contingency was met. The effective date for EITF 04-8 implementation was for reporting periods ending after December 15, 2004. Earnings per share for 2004 have been adjusted from the date of issuance of our preferred stock.
Cash Equivalents
     We consider investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.
Inventories
     North America
     Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as the Company retains title to the product until payment is received from the customer. It also assists the customers by more closely relating the timing of the customer’s payments for the product to the customer’s consumption of the products and by providing the three-month supply of inventories of iron ore the customers require during the winter when we are unable to ship products over the Great Lakes. We track the movement of inventory and have the right to verify the quantities on hand. Supplies and other inventories reflect the weighted average cost method.
     Australia
     Inventories are physically measured and are valued at the lower of cost and net realizable value. In determining cost, a weighted average basis is used which includes direct mining and associated costs, labor and transportation costs and an appropriate portion of fixed and variable overhead expenditure. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.
Stock-Based Compensation
     Effective January 1, 2003, we adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, we applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock options, any future awards will be expensed over the stock options’ vesting period. The following illustrates the pro forma effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to all awards unvested in each period.

	Pro Forma
	(ln Millions, Except Per Common Share)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Net income as reported	$85.6	$87.5	$210.5	$120.3
Stock-based employee compensation:
Add expense included in reported results	2.0	4.0	8.4	8.3
Deduct fair value based method	(2.0)	(2.4)	(4.7)	(5.1)
Add (deduct) income tax		(.6)	(1.3)	(1.1)

Pro forma net income	$85.6	$88.5	$212.9	$122.4

Earnings attributable to common shares:
Basic — as reported	$3.86	$4.03	$9.51	$5.48

Basic — pro forma	$3.86	$4.07	$9.81	$5.58

Diluted — as reported	$3.07	$3.18	$7.59	$4.41

Diluted — pro forma	$3.07	$3.21	$7.67	$4.48

     In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees be recognized in the financial statements at fair value and eliminates the intrinsic value method. SFAS 123R, which is effective for periods beginning after December 15, 2005, is not expected to have a significant impact on our consolidated financial statements.
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
Income Taxes
     Income taxes are based on income for financial reporting purposes calculated using our expected annual effective rate and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) on the current year tax return and expected annual changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Revenue Recognition
     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, the term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we deliver the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts include provisions for supplemental revenue or refunds based on annual steel pricing. We estimate these amounts for recognition at the time of sale. Revenue for the first nine months of 2005 includes $3.0 million of additional revenue on 2004 sales due to such changes. Revenue for the first nine months of the year from product sales includes reimbursement for freight charges ($59.5 million in 2005 and $52.0 million in 2004) paid on behalf of customers and venture partners’ cost reimbursements ($116.0 million in 2005 and $105.7 million in 2004) from minority interest partners for their share of North American mine costs.
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
     Revenue is recognized on services when the services are performed.
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
Issuance of Preferred Stock
     In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into the Company’s common shares at an adjusted rate of 32.3354 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at September 30, 2005, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder: (1) if during any fiscal quarter ending after March 31, 2004 the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at September 30, 2005; this threshold was met as of September 30, 2005). The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending December 31, 2005 only. Conversion may continue after such quarter if certain conditions set forth in our amended articles of incorporation are satisfied; (2) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of our common stock and the applicable conversion rate on each such day; (3) upon the occurrence of certain corporate transactions; or (4) if the preferred stock has been called for redemption. On or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the redemption notice. We may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. We have reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. Our shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million.
NOTE 3 — PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land, mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $434.0 million, including $13.3 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were charged to first quarter 2005 operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s current estimate of 2005 production (excluding its .6 million metric tonne share of the 50 percent-owned Cockatoo Island joint venture) is approximately 5.8 million tonnes. Portman currently has a $58 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the first quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately five years. Portman’s reserves currently total approximately 97 million tonnes, and it has an active exploration program underway to increase its reserves.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a new three-year $350 million revolving credit facility. The outstanding balance was repaid in full with a $50 million payment on July 5, 2005. See NOTE 4 — REVOLVING CREDIT FACILITY.
     The statement of condensed consolidated financial position of the Company as of September 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by preliminary results of an appraisal of assets and liabilities currently underway, and which is expected to be substantially complete by December 31, 2005. In the third quarter, Cliffs refined its Portman purchase accounting to reflect a preliminary allocation of the $434.0 million acquisition cost by its outside consultant. The adjustment increased Portman’s iron ore inventory values by $51.5 million to reflect a market-based valuation with a corresponding reduction to the value assigned to iron ore reserves. Additionally, a long-term lease was classified as a capital lease resulting in an increase in property, plant and equipment, and capitalized lease obligations, of $26.7 million. Such amounts are subject to adjustment based on the finalization of valuations and appraisals. Accordingly, the preliminary purchase price allocation as of March 31, 2005, summarized below, is subject to further revision.

(In Millions)
Assets
Current Assets
Cash	$24.1
Iron Ore Inventory	55.8
Other	35.2

Total Current Assets	115.1
Property, Plant and Equipment
Iron Ore Reserves	438.0
Other	71.4

Total Property Plant and Equipment	509.4
Long-term Stockpiles	40.1
Other Assets	15.9

Total Assets	$680.5

Liabilities
Current Liabilities	$36.3
Long-Term Liabilities	183.1

Total Liabilities	219.4

Net Assets	461.1
Minority Interest	(27.1)

Purchase Price	$434.0

     The following unaudited pro forma information summarizes the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, as if the Portman acquisition had been completed as of the beginning of each of the periods presented. The pro forma information gives effect to actual operating results prior to the acquisition. Adjustments made to cost of goods sold for depletion amortization costs incurred and inventory effects, reflecting the preliminary allocation of purchase price to iron ore reserves and inventory, interest expense, income taxes and minority interest related to the acquisition, are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Pro Forma
	(In Millions, Except Per Common Share)
	Three Month Period		Nine Month Period
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Total Revenues	$514.1	$379.2	$1,326.7	$983.8
Income Before Cumulative
Effect of Accounting Change	85.6	78.0	208.6	99.9
Cumulative Effect of Accounting Change			4.2

Net Income	$85.6	$78.0	$212.8	$99.9

Earnings Per Common Share — Basic:
Before Cumulative Effect of Accounting Change	$3.86	$3.58	$9.42	$4.54
Cumulative Effect of Accounting Change			.19

Earnings Per Common Share — Basic	$3.86	$3.58	$9.61	$4.54

Earnings Per Common Share — Diluted:
Before Cumulative Effect of Accounting Change	$3.07	$2.84	$7.53	$3.68
Cumulative Effect of Accounting Change			.15

Earnings Per Common Share — Diluted	$3.07	$2.84	$7.68	$3.68

NOTE 4 — REVOLVING CREDIT FACILITY
     On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The new facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities, subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The new facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. As of September 30, 2005, we were in compliance with the covenants in the credit agreement.
     Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. We did not have any borrowings outstanding as of September 30, 2005. The maximum amount of borrowings outstanding was $50 million during the third quarter and $175 million during the first nine months of 2005. The outstanding balance was repaid in full with a $50 million payment on July 5, 2005.
     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.3 million on September 30, 2005, after reduction of A$10.7 million for commitments under outstanding performance bonds.
     Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.9 million, accrue interest annually at five percent. The borrowings require a $.8 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.
NOTE 5 — SEGMENT REPORTING
     As a result of the Portman acquisition, we have organized into two operating and reporting segments: North America and Australia. The North American segment represents approximately 83 percent of our consolidated revenues for the three-month period ended September 30, 2005 and is comprised of our mining operations in the United States and Canada. The Australia segment, also referred to as Portman, represents approximately 17 percent of our consolidated revenues for the same period and is comprised of the acquired 80.4 percent Portman interest in Western Australia. There have been no intersegment revenues since the acquisition.
     The North American segment is comprised of our six iron ore mining operations in Michigan, Minnesota and Eastern Canada. We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steel making process. Each of the mines has crushing, concentrating and pelletizing facilities used in the production process. More than 95 percent of the pellets are sold to integrated steel companies in the United States and Canada, using a single sales force.
     The Portman operations include production facilities at the Koolyanobbing Iron Ore Project and a 50 percent interest in a joint venture at Cockatoo Island, producing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing facility has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan for approximately five years.
     We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.
     The following table presents a summary of our segments for the three and nine month periods ended September 30, 2005 and 2004 based on the current reporting structure. A reconciliation of segment operating income to income before income taxes and minority interest is as follows:

	(In Millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Revenues from product sales and services*:
North America	$374.2	$297.9	$949.7	$718.5
Australia	77.6		145.4
Other		1.5	.4	2.3

Total revenues from product sales and services*	$451.8	$299.4	$1,095.5	$720.8

Segment operating income:
North America	$123.9	$58.4	$297.0	$104.2
Australia	8.6		28.0

Segment operating income	132.5	58.4	325.0	104.2
Unallocated corporate expenses	(10.1)	(11.6)	(29.6)	(24.6)
Other income (expense)	1.1	61.0	(4.5)	66.9

Income from continuing operations before income taxes and minority interest	$123.5	$107.8	$290.9	$146.5

Capital expenditures:
North America	$13.6	$18.1	$53.9	$38.9
Australia	12.3		22.7

Total capital expenditures	$25.9	$18.1	$76.6	$38.9

	(In Millions)
	September 30	December 31
	2005	2004
Segment assets:
North America	$923.7	$1,161.1
Australia	683.8

Total consolidated assets	$1,607.5	$1,161.1

*	Excludes freight and venture partners’ cost reimbursements.

NOTE 6 — COMPREHENSIVE INCOME
     Following are the components of comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004:

	(In Millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Net Income	$85.6	$87.5	$210.5	$120.3
Other comprehensive income (loss):
Unrealized gain (loss) on securities — net of tax	.4	10.2	.5	(26.8)
Reclassification adjustment for gain included in net income — net of tax		(44.8)		(44.8)
Foreign currency translation	.8		(8.1)
Derivative instrument hedges, mark to market losses arising in period	(2.0)		(5.5)
Minimum pension liability — net of tax				(2.1)

Total other comprehensive loss	(.8)	(34.6)	(13.1)	(73.7)

Total comprehensive income	$84.8	$52.9	$197.4	$46.6

In the third quarter of 2004, the Company sold approximately 1.9 million shares of its directly-held International Steel Group, Inc. (“ISG”) common stock in market transactions totaling $62.1 million. The sales resulted in a gain of approximately $56.8 million pre-tax ($44.8 million after-tax), which was recorded in third quarter 2004 operating results.
NOTE 7 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The components of net periodic defined benefit pension cost and other postretirement benefit (“OPEB”) cost for the three-month and nine-month periods ended September 30, 2005 and 2004 were as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Service cost	$1.9	$1.8	$7.9	$8.1
Interest cost	11.0	11.7	31.2	31.0
Expected return on plan assets	(11.1)	(10.0)	(33.4)	(28.8)
Amortization:
Unrecognized prior service costs	1.0	1.2	2.3	2.0
Net actuarial losses	4.2	2.4	10.5	8.2
Amortization of net asset (obligations)	(1.0)	(1.0)	(3.0)	(3.0)

Net periodic benefit cost	$6.0	$6.1	$15.5	$17.5

Other Postretirement Benefit Costs

	(In Millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Service cost	$.1	$.9	$1.9	$3.0
Interest cost	4.1	5.3	13.1	15.0
Expected return on plan assets	(1.8)	(1.7)	(5.4)	(4.1)
Amortization:
Unrecognized prior service costs (credits)	(1.2)	(1.3)	(4.8)	(3.5)
Net actuarial losses	1.4	4.9	8.6	10.1
Amortization of net asset (obligations)		(1.0)		(1.0)

Net periodic benefit cost	$2.6	$7.1	$13.4	$19.5

The decrease in net periodic benefits costs for the three and nine month periods ended September 30, 2005, was due in part to changes in the plans. Our pension and medical costs (including OPEB) had increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs had been the predominant causes of the increases. We have taken actions to control pension and medical costs. Effective July 1, 2003, we implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees, and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on our share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.

     Pursuant to the new four-year labor agreement reached with the United Steelworkers of America (“USWA”), effective August 1, 2004, OPEB expense decreased $4.9 million in 2004 and will decrease $10.6 million in 2005 as a result of negotiated plan changes, which capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company’s U.S. managed ventures fund an estimated $220 million into bargaining unit pension plans and VEBA’s during the term of the contracts.
     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In May 2004, FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. We adopted FSP 106-2 in the second quarter of 2004 and applied the retroactive transition method. As a result, annual OPEB expense reflected annual pre-tax cost reductions of approximately $4.1 million in 2004 and will decrease $3.2 million in 2005.
NOTE 8 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
     At September 30, 2005, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $104.4 million, of which $7.8 million was classified as current. Payments in the first nine months of 2005 were $3.6 million (2004 — $5.2 million). Following is a summary of the obligations:

	(In Millions)
	September 30	December 31
	2005	2004
Environmental	$12.0	$13.0

Mine Closure
LTV Steel Mining Company	31.1	33.8
Operating mines	61.3	52.2

Total mine closure	92.4	86.0

Total environmental and mine closure obligations	$104.4	$99.0

Environmental
     The Company is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Our environmental liabilities of $12.0 million at September 30, 2005, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, seven former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party (“PRP”): the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Kipling and Deer Lake sites in Michigan.
Milwaukee Solvay Site
     In September 2002, the Company received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for

clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, the Company completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.2 million in the first nine months of 2005. In September 2005, we received a notice of completion from the EPA documenting that all work has been fully performed in accordance with the Consent Order.
     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. On July 14, 2005, the Company received a General Notice Letter from the EPA notifying the Company that the EPA believes the Company may be liable under CERCLA and requesting that the Company, along with other PRPs, voluntarily perform clean-up activities at the site. The Company has responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating the Company’s willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, the Company received correspondence from the EPA with a proposed Consent Order and informing the Company that three other PRPs had also expressed interest in negotiating with the EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised the Company that it has incurred $.5 million in past response costs, which the

EPA will seek to recover from the Company and the other PRPs. The Company increased its environmental reserve for Milwaukee Solvay by $.5 million in the first nine months of 2005 for potential additional exposure.
Rio Tinto
     The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Remediation work is being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”) and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”) located downstream on the Owyhee River. The Consent Order is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the Site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order. The Company has previously provided an environmental reserve, which it believes is adequate to fund its obligations to complete the Consent Order.
     The Rio Tinto Trustees have made available for public comment their plans for the assessment of natural resource damages. The RTWG commented on the plans and also are in discussions with the Rio Tinto Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a Natural Resources Damages claim. There is no monetized Natural Resources Damages claim at this time.
Mine Closure
     The mine closure obligation of $92.4 million includes the accrued obligation at September 30, 2005 for a closed operation formerly known as the LTV Steel Mining

Company and for our active operating mines. The closed operation obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $31.1 million at September 30, 2005, as a result of expenditures totaling $18.9 million since 2001 ($2.6 million in the first nine months of 2005).
     The accrued closure obligation for our active mining operations of $61.3 million at September 30, 2005 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations (including Portman as of March 31, 2005). We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.
     The following summarizes our asset retirement obligation liability:

	(In Millions)
	September 30	December 31
	2005	2004
Asset Retirement Obligation at Beginning of Year	$52.2	$45.2
Accretion Expense	4.4	4.6
Portman Acquisition	4.6
Minority Interest	.1	.2
Revision in Estimated Cash Flows		2.2

Asset Retirement Obligation at End of Period	$61.3	$52.2

NOTE 9 — INCOME TAXES
     We originally recorded a full valuation allowance in 2002 when it was determined that it was more likely than not that the deferred tax asset may not be realized. At September 30, 2004, we had a full deferred tax valuation allowance of $97.2 million. In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required the majority of our valuation allowance and reversed the allowance, other than $9.2 million related to a net operating loss carryforward of $26.4 million attributable to pre-consolidation separate return years of one of our subsidiaries. The net operating loss carryforwards will begin to expire in 2021. As of the end of the third quarter, the Company expects to be able to utilize, in 2005, $18.7 million of its $26.4 million of net operating loss carryforwards. The Company’s expected effective tax rate for 2005 reflects the benefit from the current utilization of the net operating loss carryforwards. At September 30, 2005, there was not sufficient evidence to support release of the $2.7 million valuation allowance related to the $7.7 million of net operating loss carryforwards expected to remain at the end of 2005.
NOTE 10 — EARNINGS PER SHARE
     The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the quarter. Diluted EPS is calculated by dividing net income by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
     A summary of the calculation of net income per Common Share on a basic and diluted basis follows:

	(In Millions, except EPS)
	Nine Months
	Ended September 30
	2005	2004
Net income	$210.5	$120.3
Preferred dividend	4.2	3.9

Income applicable to common shares	$206.3	$116.4

Average number of shares
Basic	21.7	21.3
Employee stock plans	.4	.4
Convertible preferred stock	5.6	5.6

Diluted	27.7	27.3

Earnings per common share — Basic	$9.51	$5.48

Earnings per common share — Diluted	$7.59	$4.41

NOTE 11 — LEASE OBLIGATIONS
     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including our share of ventures, at September 30, 2005, are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2005 (October 1 - December 31)	$1.6	$4.0	$2.6	$6.4
2006	6.0	13.6	9.3	21.8
2007	6.4	9.8	7.8	13.0
2008	4.1	4.8	4.9	5.7
2009	4.0	3.6	4.8	3.7
2010 and thereafter	22.1	5.8	22.3	5.8

Total minimum lease payments	$44.2	$41.6	$51.7	$56.4

Amounts representing interest	10.9		11.5

Present value of net minimum lease payments	$33.3		$40.2

Total minimum lease payments include $35.3 million for capital leases and $2.7 million for operating leases associated with the Portman acquisition. Our share of total minimum lease payments, $85.8 million, is comprised of our consolidated obligation of $78.4 million and our share of unconsolidated ventures’ obligations of $7.4 million, principally related to Hibbing and Wabush.
     Additionally, Portman has long-term contracts with port and rail facilities with minimum “take or pay” clauses. The port contract includes minimum tonnage requirements of 2.5 million tonnes from 2005 through 2015 at an annual cost of A$1.25 million. The rail contract includes minimum take or pay requirements of 5.4 million tonnes, or A$53.4 million, in 2005 and five million tonnes from 2006 through 2012 at an annual cost of A$52.6 million. Portman also has capital commitments of A$36.8 million at September 30, 2005, related to the production expansion to eight million tonnes.
NOTE 12 — BANKRUPTCY OF CUSTOMERS
     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased approximately .9 million tons in 2005. On October 14, 2004, the Company and the current owners of WCI reached agreement for the Company to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement is for a ten-year term beginning in 2005 and provides for the Company’s recovery of its $4.9 million receivable plus $.9 million of subsequent pricing adjustments. The new agreement was approved by the Bankruptcy Court on November 16, 2004. The receivable and subsequent pricing adjustments are to be paid in three equal installments of approximately $1.9 million, plus interest, with the first payment due November 16, 2005.
     The Bankruptcy Court has denied confirmation of both of two competing plans of reorganization filed by (i) WCI, jointly with its current owner, and (ii) a group of WCI’s secured noteholders. The secured noteholders and WCI together with its current owner, have each filed amended plans of reorganization with the Bankruptcy Court. Currently the Bankruptcy Court has scheduled November 14, 2005 as the date for commencing the hearing on the competing amended plans of reorganization.

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
     On September 20, 2005, Stelco moved for an order of the Ontario Superior Court allowing it to enter into financing arrangements with the Province of Ontario and with Tricap Equity Management Limited, extending the stay of proceedings until December 2, 2005, authorizing the holding of creditor meetings to seek approval of a Plan of Arrangement and Reorganization which it had then released. On October 4, 2005, the Ontario Superior Court granted these orders. Pursuant to these orders, among other things, meetings of Affected Creditors will be held on November 15, 2005 to seek approval of the creditors to the proposed Plan of Arrangement and Reorganization.
NOTE 13 — DISCONTINUED OPERATION
     On July 23, 2004, Cliffs and Associates Limited (“CAL”), an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to International Steel Group (a large U.S. steel producer which subsequently merged with Mittal Steel Company N.V. or “Mittal” in April 2005). Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. CAL may receive up to $10 million in future payments contingent on HBI production and shipments. We recorded after-tax income of approximately $4.9 million in the third quarter of 2004 and $.8 million in the first nine months of 2005. The income is classified under “Discontinued Operation” in the Statement of Condensed Consolidated Operations.

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
     On April 19, 2005, Cleveland-Cliffs Australia Pty Limited (“Cliffs Australia”), a wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman Limited (“Portman”), the third-largest iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. Portman serves the Asian iron ore markets with direct-shipping fines and lump ore from two iron ore projects, both located in Western Australia. Portman’s current estimate of 2005 production (excluding its .6 million metric tonne share of the 50 percent-owned Cockatoo Island joint venture) is approximately 5.8 million tonnes. Portman currently has a $58 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the first quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately five years.
     The Portman acquisition represents another significant milestone in our long-term strategy to seek additional iron ore mine investment opportunities and to transition our Company from primarily a mine management company and mineral holder to an international merchant mining company.

     The purchase price for the 80.4 percent interest in Portman was $434.0 million, including $13.3 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to the transaction, which were charged to first quarter operations.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a new three-year $350 million revolving credit facility. The outstanding balance was repaid in full with a $50 million payment on July 5, 2005.
     Our condensed statement of consolidated financial position as of September 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by preliminary results of an appraisal of assets and liabilities currently underway, and which is expected to be substantially complete by December 31, 2005. It is currently anticipated that a significant portion of the purchase price will be allocated to iron ore inventory and reserves, which will be amortized on a units-of-production basis over the productive life of the reserves. Revised estimates of these amounts have been reflected in the preliminary allocation of purchase price and are subject to adjustment based on the finalization of valuations and appraisals.
     As a result of the Portman acquisition, we now operate in two reportable segments: the North American segment and the Australian segment, also referred to as Portman. See NOTE 5 — SEGMENT REPORTING to the unaudited condensed consolidated financial statements for a further discussion of the nature of our operations and related financial disclosures for the reportable segments.
RESULTS OF OPERATIONS
     Net income was $85.6 million in the third quarter of 2005 and $210.5 million for the first nine months, compared with net income of $87.5 million and $120.3 million in the third quarter and first nine months of 2004, respectively. Income attributable to common shares was $3.07 per share (all per-share amounts are “diluted” and have been adjusted to reflect the December 2004 two-for-one stock split) and $7.59 per share in the third quarter and first nine months of 2005, respectively, compared with net income of $3.18 per share for the third quarter and $4.41 for the first nine months of 2004. Following is a summary of results:

	(In Millions, Except Per Share)
	Third Quarter		Nine Months
	2005	2004	2005	2004
Income From Continuing Operations:
Amount	$85.5	$82.6	$205.5	$115.4
Per Diluted Share	3.06	3.00	7.41	4.23

Income From Discontinued Operation:
Amount	.1	4.9	.8	4.9
Per Diluted Share	.01	.18	.03	.18

Cumulative Effect of Accounting Change:
Amount			4.2
Per Diluted Share			.15

Net Income:
Amount	$85.6	$87.5	$210.5	$120.3

Per Diluted Share	$3.07	$3.18	$7.59	$4.41

The increase in nine-month net income primarily reflected higher North American sales margins and the inclusion of earnings from Portman since March 31, 2005, when Cliffs acquired a controlling interest. The increases in net income for the nine-month period also included a pre-tax business interruption insurance recovery of $12.0 million, $4.2 million of after-tax income from a 2005 accounting change and a $4.1 million decrease in after-tax income related to a discontinued operation in Trinidad and Tobago, which was sold in the third quarter of 2004. Last year’s third quarter benefited from a $56.8 million pre-tax gain on the sale of 1.9 million shares of directly held International Steel Group, Inc. (“ISG”) common stock.
     Third quarter net income of $85.6 million in 2005 was $1.9 million lower than the comparable period in 2004. The slight decrease reflected the $56.8 million pre-tax impact of the sale of ISG shares in the third quarter of 2004 and the $4.8 million after-tax decrease in income from the discontinued operation largely offset by higher North American sales margins and the inclusion of Portman sales margins.
     The increases in third quarter and nine month income from continuing operations of $2.9 million and $90.1 million, respectively, reflected higher income before income taxes and minority interest of $15.7 million in the quarter and $144.4 million in the first nine months, partially offset by higher income taxes of $9.0 million and $46.6 million for the respective periods, and $3.8 million and $7.7 million in the third quarter and first nine months of income attributable to the minority interest owners of Portman. The pre-tax earnings increases from 2004 principally reflected higher North American sales margins of $61.5 million for the third quarter and $177.3 million for the first nine months, the inclusion of Portman’s sales margin of $10.9 million in the third quarter and $31.8 million since the March 31, 2005 acquisition, and a business interruption insurance recovery of $1.4 million in the third quarter and $12.0 million in the first nine months of 2005, partially offset by last year’s third quarter gain on the sale of ISG common stock of $56.8 million.
Sales Margin
     North American Iron Ore
     The significant increases in North American sales margins in the 2005 periods versus 2004 were primarily due to higher sales price realizations partially offset by higher production costs. Sales volume decreased modestly in the third quarter and the first nine months.
▪	Sales revenue (excluding freight and venture partners’ cost reimbursements) increased $76.3 million in the quarter and $231.2 million in the first nine months. The increase in sales revenue was due to higher sales prices, $84.3 million in the quarter and $245.5 million in the first nine months, partially offset by sales volume decreases of $8.0 million and $14.3 million in the third quarter and first nine months, respectively. The increases in sales prices of 29 percent in the third quarter and 35 percent for nine months primarily reflected the effect on Cliffs’ term sales contract price adjustment factors of an approximate 86 percent increase in international pellet pricing, higher steel pricing, higher PPI — all commodities and other contractual increases, including base price increases and lag-year adjustments. Included in first nine month 2005 revenues was approximately .9 million tons of 2005 sales at 2004 contract prices and $3.0 million of price adjustments on 2004 sales. Sales volume in the third quarter of 2005 was 6.1 million tons, which represented a .2 million ton decrease from the third quarter of 2004. Sales of 16.2 million tons in the first nine months of 2005 were .3 million tons lower than the same period last year. Cliffs’ forecast of total-year 2005 North American sales is estimated to be approximately 22.5 million tons.

▪	Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) increased $14.8 million in the third quarter and $53.9 million in the first nine months. The increases primarily reflected higher unit production costs of $21.3 million for the third quarter and $66.1 million in the first nine months. Lower sales volume reduced costs $6.5 million in the third quarter and $12.2 million in the first nine months. The increases in unit production costs included higher energy and supply pricing, $19.9 million in the third quarter and $43.9 million in the first nine months; increased maintenance costs, $15.7 million in the first nine months; and higher royalty rates, $2.0 million in the third quarter and $10.1 million in the first nine months, due to increased pellet sales pricing. Production costs in the third quarter of 2004 were impacted by $7.3 million for cost associated with U.S. labor negotiations and a 14-week work stoppage at Wabush Mines. Total year 2005 North American unit production costs are currently estimated to increase approximately 12 percent from the 2004 cost of goods sold and operating expenses (excluding freight and venture partners’ costs) of $37.56 per ton.

Australian Iron Ore
     Sales margins of $10.9 million on 1.7 million tonnes of Portman’s sales in the third quarter and $31.8 million on 3.3 million tonnes reflect results since the March 31, 2005 acquisition. Sales revenues of $77.6 million in the third quarter and $145.4 million for the six-month period both represented records for Portman. Cost of goods sold and operating expenses of $66.7 million in the third quarter and $113.6 million for the six-month period reflected the Company’s basis adjustments due to the allocation of the $434.0 million purchase price. In the third quarter, Cliffs refined its Portman purchase accounting to reflect a preliminary allocation by its outside consultant. The adjustment increased Portman’s iron ore inventory values by $51.5 million to reflect a market-based valuation with a corresponding reduction to the value assigned to iron ore reserves. As a result, the Company’s third quarter cost of goods sold and operating expenses were adjusted upward $10.5 million for the six month period, with $8.4 million attributable to second quarter sales. Of the $51.5 million inventory basis adjustment, $24.1 million was allocated to product and work in process inventories, of which approximately $15.1 million has been included in cost of goods sold through September 30, 2005. Most of the $9.0 million remaining basis adjustment is expected to be expensed prior to the end of 2006. The balance of the inventory basis adjustment was allocated to long-term ore stockpiles, which will be blended into production over the mine life.
     Other
     Sales margins also included losses related to Cliffs’ Venezuelan project of $.8 million and $2.6 million in the third quarter and first nine months of 2005, respectively, compared with income of $.7 million in the third quarter of 2004 and break-even results for last year’s nine-month period. Cliffs’ arrangements with C.V.G. Ferrominera Orinoco C. A. of Venezuela to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility were terminated in the third quarter.
Other operating income (expense)
     The pre-tax earnings changes for the third quarter and first nine months of 2005 versus the comparable 2004 periods also included:
▪	A business interruption insurance recovery of $1.4 million in the third quarter and $12.0 million for the first nine months of 2005 related to a five-week production curtailment at the Empire and Tilden mines in 2003 due to the loss of electric power as a result of flooding in the Upper Peninsula of Michigan. Future recoveries may be forthcoming from a claim for reimbursement of insurance deductibles through subrogation.

▪	Higher royalties and management fee revenue of $.7 million in the third quarter and $1.1 million in the first nine months, primarily reflecting higher Wabush management fees due to the increase in Eastern Canadian pellet prices and increased production at Tilden.

▪	Administrative, selling and general expense was the same as last year’s third quarter and $8.7 million higher in the first nine months reflecting higher stock-based compensation and the inclusion of $3.7 million of Portman’s 2005 expense since the March 31, 2005 acquisition.

▪	Lower impairment of mining asset charges, $.8 million in the third quarter and $2.6 million in the first nine months. Due primarily to the significant increase in 2005 pellet pricing, we have determined, based on a cash flow analysis, that our Empire Mine is no longer impaired; accordingly, capital additions at Empire in 2005 are not being charged to expense.

▪	Provision for customer bankruptcy exposures in the first quarter of 2004, $1.6 million, related to a subsidiary of Weirton Steel Corporation.

▪	Miscellaneous — net expense, $.4 million lower in the third quarter and $1.9 million higher in the first nine months than the same period last year. Miscellaneous — net includes higher business development expenses and higher state and local taxes on pellet inventory.
Other income (expense)
▪	Last year’s third quarter results included a $56.8 million gain on the sale of 1.9 million shares of directly-held ISG common stock.

▪	Increased interest income of $.3 million in the third quarter and $2.1 million in the first nine months reflecting higher average cash balances and slightly higher rates.

▪	Increased interest expense of $1.4 million in the third quarter and $2.8 million in the first nine months includes $1.4 million of interest expense at Portman since the March 31 acquisition, and interim borrowings in 2005 under Cliffs’ new $350 million revolving credit facility to supplement funds required for the Portman acquisition.

▪	Higher other-net expense of $11.4 million in the first nine months primarily reflected $9.8 million of currency hedging costs associated with the Portman acquisition.
Change in Accounting
     On March 17, 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (“EITF 04-6”). The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permits early adoption. We elected to adopt EITF 04-6 in the first quarter ending March 31, 2005. As a result, we recorded an after-tax cumulative effect adjustment of $4.2 million, $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, the Financial Accounting Standards Board ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” We expect to complete our analysis of the impact of this modification in the fourth quarter.
Income Taxes
     We originally recorded a full valuation allowance in 2002 when it was determined that it was more likely than not that the deferred tax asset may not be realized. At September 30, 2004, we had a full deferred tax valuation allowance of $97.2 million. In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required the majority of our valuation allowance and reversed the allowance other than $9.2 million related to a net operating loss carryforward of $26.4 million attributable to pre- consolidation separate return years of one of our subsidiaries. The net operating loss carryforwards will begin to expire in 2021. As of the end of the third quarter, the Company expects to be able to utilize, in 2005, $18.7 million of its $26.4 million of net operating loss carryforwards. The Company’s expected effective tax rate for 2005 reflects the benefit from the current utilization of the net operating loss carryforwards. At September 30, 2005, there was not sufficient evidence to support release of the $2.7 million valuation allowance related to the $7.7 million of net operating loss carryforwards expected to remain at the end of 2005.
North American Sales and Production Volume
     Pellet sales in the third quarter of 2005 were 6.1 million tons compared with 6.3 million tons in 2004. Sales for the first nine months were 16.2 million tons compared with 16.5 million tons in the same period last year. While there is uncertainty regarding the pellet requirements of customers, North American annual sales volume is forecasted at approximately 22.5 million tons in 2005 compared with sales of 22.6 million tons in 2004.
     Our share of third quarter 2005 production was 5.9 million tons compared with 5.6 million tons in the same period last year. For the first nine months of 2005, our share of production was 16.6 million tons, compared with 15.7 million tons last year. North American production is forecasted to be 36.5 million tons (our share 22.6 million tons) this year. Following is a summary of production tonnage (long tons of pellets) for 2005 and 2004:

	(Tons in Millions)
	Third Quarter		Nine Months		Full Year
	2005	2004	2005	2004	2005*	2004
Empire	1.3	1.4	3.7	3.9	5.1	5.4
Tilden	2.1	2.1	5.9	5.6	8.1	7.8

Michigan Mines	3.4	3.5	9.6	9.5	13.2	13.2
Hibbing	2.2	2.2	6.2	6.2	8.3	8.3
Northshore	1.3	1.2	3.7	3.7	4.9	5.0
United Taconite	1.4	1.0	3.7	3.0	5.1	4.1
Wabush	1.4	.1	3.8	2.8	5.0	3.8

Total	9.7	8.0	27.0	25.2	36.5	34.4

Company Share of Total	5.9	5.6	16.6	15.7	22.6	21.7

*     Estimate
     During 2004, we initiated capacity expansion projects at our United Taconite and Northshore mines in Minnesota. An idled pellet furnace at United Taconite was re-started in the fourth quarter of 2004 to add approximately 1.0 million tons (our share .7 million tons) to annual production capacity. Our plan to re-start an idled furnace at our wholly owned Northshore mine in mid-2005 has been deferred.
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
     On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel Company N.V. (“Mittal”). On April 13, 2005, Mittal completed its acquisition of ISG resulting in the world’s largest steel company. In

December 2004, ISG and the Company amended their term supply agreement, which runs through 2016, to increase the base price and moderate the supplemental steel price sharing provisions. ISG was our largest customer with total pellet purchases in 2004 of 8.9 million tons. Additionally, ISG/Mittal is a 62.3 percent equity participant in Hibbing. Our pellet sales to Ispat Inland Steel Company (“Ispat Inland”), a wholly owned subsidiary of Ispat International N.V., totaled 2.6 million tons in 2004. Ispat Inland/Mittal is also a 21 percent equity partner in Empire. Our sales to ISG/Mittal and Ispat Inland/Mittal are under agreements that are not scheduled to expire for at least 10 years. For 2004, the combined sales to ISG and Ispat Inland accounted for 51 percent of our sales volume and, including their equity share of Empire and Hibbing production, accounted for 52 percent of our managed production. During the first nine months of 2005, pellet sales to Mittal accounted for approximately 50 percent of North American sales volume and combined with their equity share of production, accounted for approximately 47 percent of our managed production. We presently have three separate sales contracts with Mittal covering sales of pellets to four steel making operations owned by Mittal, the former Ispat Inland, ISG Cleveland, ISG Indiana Harbor facilities and the ISG Weirton facility, which is not currently consuming pellets. We are currently in discussions with Mittal regarding certain provisions of our three sales contracts.
Australian Sales and Production Volume
     Portman’s sales of fines and lump ore were 1.7 million tonnes in the third quarter of 2005 and 3.3 million tonnes since the acquisition. Portman’s current estimate of total year 2005 sales is 6.6 million tonnes, including 1.4 million tonnes sold in the first quarter prior to the acquisition.
     Portman’s production totaled 1.6 million tonnes (including its .2 million tonne share of the Cockatoo Island joint venture) in the third quarter and 3.2 million tonnes since the acquisition. Portman’s current estimate of total year 2005 production is 6.4 million tonnes (.6 million from Cockatoo Island) including 1.5 million tonnes in the first quarter prior to the acquisition. Portman currently has a $58 million project underway to increase its wholly owned production capacity to eight million tonnes per year by the first quarter of 2006.

WISCONSIN ELECTRIC POWER COMPANY DISPUTE
     Two of our mines, Tilden Mining Company, L.C. and Empire Iron Mining Partnership (“the Mines”), currently purchase their electric power from Wisconsin Electric Power Company (“WEPCO”) pursuant to the terms of special contracts specifying prices based on WEPCO “actual costs.” Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. Pursuant to the terms of the relevant contracts, the undisputed amounts are being paid to WEPCO, while the disputed amounts are being deposited into an interest-bearing escrow account maintained by a bank. The dispute has been submitted to binding arbitration under the terms of the contracts. Relating to power consumed through September 30, 2005, the Mines have deposited $50.9 million into an escrow account of which $15.1 million was deposited in October. An amount of $49.5 million, of which $40.7 million was included in the escrow deposits and $8.8 million has been paid to WEPCO, will be recovered in early 2006 under uncontested provisions of the contract, and is recorded in “Other” current assets on the September 30, 2005 Statement of Condensed Consolidated Financial Position. Additionally, WEPCO is disputing whether we have complied with the notification provisions related to Tilden’s annual pellet production in excess of seven million tons.
BANKRUPTCY OF CUSTOMERS
     On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, we had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. WCI purchased 1.7 million tons, or 8 percent of total tons sold in 2004, and has purchased approximately .9 million tons in 2005. On October 14, 2004, the Company and the current owners of WCI reached agreement for us to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The new agreement is for a 10-year term beginning in 2005 and provides for recovery of our $4.9 million receivable plus $.9 million of subsequent pricing adjustments. The new agreement was approved by the Bankruptcy Court on November 16, 2004. The receivable and subsequent pricing adjustments are to be paid in three equal installments of approximately $1.9 million, plus interest, with the first payment due on November 16, 2005.
     The Bankruptcy Court has denied confirmation of both of two competing plans of reorganization filed by (i) WCI, jointly with its current owner, and (ii) a group of WCI’s secured noteholders. The secured noteholders and WCI, together with its current owner, have each filed amended plans of reorganization with the Bankruptcy Court. Currently the Bankruptcy Court has scheduled November 14, 2005 as the date of commencing the hearing on the competing amended plans of reorganization.
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
     On September 20, 2005, Stelco moved for an order of the Ontario Superior Court allowing it to enter into financing arrangements with the Province of Ontario and with Tricap Equity Management Limited, extending the stay of proceedings until December 2, 2005, authorizing the holding of creditor meetings to seek approval of a Plan of Arrangement and Reorganization which it had then released. On October 4, 2005, the Ontario Superior Court granted these orders. Pursuant to these orders, among other things, meetings of Affected Creditors will be held on November 15, 2005 to seek approval of the creditors to the proposed Plan of Arrangement and Reorganization.
PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land, mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $434.0 million, including $13.3 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were charged to first quarter 2005 operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s current estimate of 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) is approximately 5.8 million tonnes. Portman currently has a $58 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the first quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately five years. Portman’s reserves currently total approximately 97 million tonnes, and it has an active exploration program underway to increase its reserves.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a new three-year $350 million revolving credit facility. The outstanding balance was repaid in full with a $50 million payment on July 5, 2005. See NOTE 4 — REVOLVING CREDIT FACILITY.
     The statement of condensed consolidated financial position of the Company as of September 30, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the March 31, 2005 initial acquisition date as determined by preliminary results of an appraisal of assets and liabilities currently underway, and which is expected to be substantially complete by December 31, 2005. In the third quarter, Cliffs refined its Portman purchase accounting to reflect a preliminary allocation of the $434.0 million acquisition cost by its outside consultant. The adjustment increased Portman’s iron ore inventory values by $51.5 million to reflect a market-based valuation with a corresponding reduction to the value assigned to iron ore reserves. Additionally, a long-term lease was classified as a capital lease resulting in an increase in property, plant and equipment, and capital lease obligations, of $26.7 million. Such amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the revised preliminary purchase price, summarized below, is subject to further revision.

(In Millions)
Assets
Current Assets
Cash	$24.1
Iron Ore Inventory	55.8
Other	35.2

Total Current Assets	115.1
Property, Plant and Equipment
Iron Ore Reserves	438.0
Other	71.4

Total Property Plant and Equipment	509.4
Long-term Stockpiles	40.1
Other Assets	15.9

Total Assets	$680.5

Liabilities
Current Liabilities	$36.3
Long-Term Liabilities	183.1

Total Liabilities	219.4

Net Assets	461.1
Minority Interest	(27.1)

Purchase Price	$434.0

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2005, we had cash and cash equivalents of $97.9 million, $350 million of availability under a $350 million unsecured credit agreement and A$29.3 million of availability under a A$40 million credit facility at Portman. At September 30, 2005, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by A$10.7 million for commitments under outstanding performance bonds at Portman. Following is a summary of cash activity for the first nine months of 2005:

(In Millions)
Investment in Portman (net of $24.1 million Portman cash)	$(409.9)
Capital expenditures	(76.6)
Increase in inventories and prepaid expenses	(38.2)
Dividends on common and preferred stock	(12.9)
Payment of currency hedges	(9.8)
Net cash from operating activities before changes in operating assets and liabilities	228.6
Decrease in marketable securities	177.7
Decrease in receivables	19.8
Other	2.3

Decrease in cash and cash equivalents	(119.0)
Cash and cash equivalents at beginning of period	216.9

Cash and cash equivalents at end of period	$97.9

     At September 30, 2005, there were 4.0 million tons of pellets in inventory at a cost of $137.2 million, which was .7 million tons, or $29.0 million, higher than December 31, 2004. Pellet inventory at September 30, 2004 was 3.5 million tons, or $112.0 million. At September 30, 2005, Portman had .7 million tonnes of finished product inventory at a cost of $15.2 million.
     Our share of capital expenditures, including 2005 expenditures related to capacity expansions, at the seven mining ventures and supporting operations is expected to approximate $145 million in 2005, including approximately $40 million for expansion and related activity at Portman since the March 31, 2005 acquisition. We incurred $76.6 million of capital expenditures through September 30, 2005. We expect to fund our expenditures from operations.
     The $177.7 million net decrease in marketable securities reflects the sale of highly liquid marketable securities used in connection with our acquisition of Portman, net of $5.0 million of investments made in the third quarter of 2005.
     On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The new facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The new facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. We are in compliance with the covenants in the credit agreement as of September 30, 2005.
     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.3 million at September 30, 2005, after reduction of A$10.7 million for commitments under outstanding performance bonds.
     Portman secured five-year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.9 million, accrue interest annually at five percent. The borrowings require a $.8 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.
     Following is a summary of our common shares outstanding:

	2005	2004	2003
March 31	21,874,123	21,368,074	20,646,842
June 30	21,878,115	21,391,302	20,645,162
September 30	21,929,466	21,588,386	20,636,704
December 31		21,598,772	20,996,030
     On July 12, 2005, we increased our quarterly common share dividend to $.20 per share from $.10 per share.
ENVIRONMENTAL
     Our environmental liabilities of $12.0 million at September 30, 2005, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, seven former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a potentially responsible party (“PRP”): the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin and the Kipling and Deer Lake sites in Michigan.
Milwaukee Solvay Site
     In September 2002, we received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by our predecessor from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, we completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify the Company for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, the Company expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.2 million in the first nine months of 2005. In September 2005, we received a notice of completion from the EPA documenting that all work has been fully performed in accordance with the Consent Order.

     On August 26, 2004, the Company received a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. On July 14, 2005, the Company received a General Notice Letter from the EPA notifying the Company that the EPA believes the Company may be liable under CERCLA and requesting that the Company, along with other PRPs, voluntarily perform clean-up activities at the site. The Company has responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating the Company’s willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, the Company received correspondence from the EPA with a proposed Consent Order and informing the Company that three other PRPs had also expressed interest in negotiating with the EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost-sharing responsibilities of the PRPs cannot be determined, although the EPA has advised the Company that it has incurred $.5 million in past response costs, which the EPA will seek to recover from the Company and the other PRPs. The Company increased its environmental reserve for Milwaukee Solvay by $.5 million in the first nine months of 2005 for potential additional exposure.
Rio Tinto
     The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Remediation work is being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”) and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”) located downstream on the Owyhee River. The Consent Order is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the Site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost-sharing following the completion of the Consent Order. The Company has previously provided an environmental reserve, which it believes is adequate to fund its obligations to complete the Consent Order.
     The Rio Tinto Trustees have made available for public comment their plans for the assessment of natural resource damages. The RTWG commented on the plans and also are in discussions with the Rio Tinto Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a Natural Resources Damages claim. There is no monetized Natural Resources Damages claim at this time.
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all its North American employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its North American ventures provide other postretirement benefits (“OPEB”) to most full-time employees in North America who meet certain length of service and age requirements. Our pension and medical costs (including OPEB) had increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs had been the predominant causes of the increases. We have taken actions to control pension and medical costs. Effective July 1, 2003, we implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees, and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on our share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.

     Pursuant to the new four-year labor agreement reached with the United Steelworkers of America (“USWA”), effective August 1, 2004, OPEB expense has decreased $4.9 million in 2004 and will decrease $10.6 million in 2005 to reflect negotiated plan changes, which capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company’s U.S.-managed ventures fund an estimated $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.
     Year 2004 and 2005 OPEB expense also reflect an estimated annual cost reduction of $4.1 million and $3.2 million, respectively, due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter of 2004.
     Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2002 through 2006:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2002	$1.1	$7.2	$16.8	$21.5
2003	6.4	32.0	17.0	29.1
2004	63.0	23.1	30.9	28.5
2005 (Estimated)	52.0	21.0	35.2	17.9
2006 (Estimated)	46.5	28.8	38.1	17.3
Year 2005 pension and OPEB expense reflects a reduction in the discount rate from 6.25 percent to 5.75 percent. Year 2006 estimates reflect a discount rate of 5.25 percent based upon the Moody’s Aa Corporate Bond Rate of 5.24 percent on September 22, 2005.
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
     The rising cost of energy and supplies are important issues affecting our North American production costs. Our North American production costs are currently split into four cost groupings, each comprising approximately 25 percent, including employment, energy, supplies and all other. Our North American mining ventures consumed approximately 10.2 million mmbtu’s of natural gas and 19.0 million gallons of diesel fuel (Company share 7.3 million mmbtu’s and 11.6 million gallons of diesel fuel in the first nine months of 2005.) Through September 30, 2005, the average price paid by the Company was $7.30 per mmbtu for natural gas and $1.83 per gallon for diesel fuel. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At September 30, 2005, the notional amount of the outstanding forward contracts was $13.4 million (Company share — $11.4 million), with an unrecognized fair value gain of $4.2 million (Company share — $3.6 million) based on September 30, 2005 forward rates. The contracts mature at various times through December 2005. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $1.8 million (Company share $1.5 million).
     Our share of the Wabush Mines operation in Canada represents approximately six percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Since 2003, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.86 U.S. dollar per Canadian dollar at September 30, 2005, an increase of approximately 34 percent. The average exchange rate increased to $.72 U.S. dollar per Canadian dollar in the first nine months of 2005 from an average of $.75 U.S. dollar per Canadian dollar for 2003, an increase of approximately 14 percent. We do not believe that the recent increase in the U.S./Canadian exchange rate is a trend that will continue in the long-term; however, short-term fluctuations cannot reasonably be predicted.
     Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At September 30, 2005, Portman had outstanding A$405.1 million in the form of call options, collars, convertible collars and forward exchange contracts with varying maturity dates ranging from October 2005 to June 2008, and a fair value based on the September 30, 2005 spot rate of A$8.9 million. A one percent change in rates from the month-end rate would change the fair value and cash flow by approximately A$3.1 million.
STRATEGIC INVESTMENTS
     We intend to continue to pursue investment and operations management opportunities to broaden our scope as a supplier of iron ore to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to leverage our expertise in mining, concentrating and pelletizing ores to capitalize on global demand for steel and iron ore. Our innovative United Taconite joint venture with Laiwu Steel Group, Ltd. and our Portman acquisition are examples of our ability to expand geographically, and we intend to continue to pursue similar opportunities in other regions. In addition, we will continue to investigate opportunities in North

America. In the event of any future acquisitions or joint-venture opportunities, we may consider using available liquidity or other sources of funding to make investments.
Mesabi Nugget Project
     In 2002, we agreed to participate in Phase II of the Mesabi Nugget Project. Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at our Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feedstock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product was used by four electric furnace producers and one foundry with favorable results. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at the Company’s Cliffs Erie site in Hoyt Lakes, Minnesota). A non-binding term sheet for a commercial plant was executed in March 2005, and a decision to proceed with construction engineering was made in April. On July 26, 2005, the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site. We would be the supplier of iron ore and have a minority interest in the first commercial plant. Our contribution to the project to-date has totaled $6.3 million ($1.0 million in the first nine months of 2005), including significant contributions of in-kind facilities and services. A decision to proceed on construction of a commercial facility remains under evaluation.
PolyMet Option
     On February 16, 2004, the Company entered into an option agreement with PolyMet Mining Inc., a U.S. subsidiary of PolyMet Mining Corporation (collectively PolyMet), that granted PolyMet the exclusive right to acquire certain land, crushing and concentrating and other ancillary facilities located at the Company’s Cliffs Erie site in

Hoyt Lakes, Minnesota (formerly owned by LTV Steel Mining Company). The iron ore mining and pelletizing operations were permanently closed in January 2001.
     PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over-The-Counter in the U.S. under the symbol POMGF.OB.
     Under terms of the agreement, the Company received $500,000 and one million shares of PolyMet for maintaining certain identified components of the facility, while PolyMet conducted a feasibility study on the development of its Northmet PolyMetallic non-ferrous ore deposits located near the Cliffs Erie site. PolyMet has until June 30, 2006 to exercise its option and acquire the assets covered under the agreement for additional consideration.
     The Company recorded the $500,000 option payment and one million common shares (valued at $230,000 on the agreement date) under the deposit method and deferred recognition of the gain. The Company has the PolyMet shares classified as available for sale and has recorded mark-to-market changes in the value of the shares to other comprehensive income.
     On September 14, 2005, the Company reached an agreement in principle with PolyMet regarding the terms for the early exercise of PolyMet’s option to acquire the assets under the agreement. Under the terms of the agreement, the Company will receive proceeds of $3.4 million and approximately 6.2 million shares of PolyMet. Additionally, PolyMet will assume the obligation for certain ongoing site-related environmental and reclamation mine closure activities. The transaction is expected to close before the end of 2005.
OUTLOOK
     Cliffs’ forecast of our total year 2005 North American sales is expected to be approximately 22.5 million tons, compared to 22.6 million tons in 2004. Our total 2005 North American unit production costs are expected to increase approximately 12 percent from the 2004 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $37.56 per ton. Cliffs-managed North

American production is forecasted to be 36.5 million tons (our share 22.6 million tons) this year.
     Portman’s current estimate of total year 2005 sales is 6.6 million tonnes, including 1.4 million tonnes sold in the first quarter, prior to the acquisition. Portman’s current estimate of total year 2005 production is 6.4 million tonnes (.6 million from Cockatoo Island) including 1.5 million tonnes in the first quarter, prior to the acquisition.
     As Cliffs looks forward to 2006, we are concerned about the rising costs of much of our purchased energy and materials. While PPI escalation factors in our North American sales contracts will recover some of the expected inflation, we will need continued levels of solid steel pricing and an improved international iron ore price in order to maintain our sales margins.

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
     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:
•	decreased steel production in North America, China and Japan caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel into the United States, consolidation in the steel industry, cyclicality in the steel market and other factors, all of which could result in decreased demand for our iron ore products;

•	use by steel makers of products other than North American and Australian iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our North American term supply agreements with a limited number of customers as the steel industry consolidation continues (as evidenced by the recent merger of ISG and Ispat Inland to form Mittal);

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our North American term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	fluctuation in international prices for iron ore that may negatively impact our profitability;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to our North American customers’ pending bankruptcy or reorganization proceedings, and the creditworthiness of our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	increases in the cost or length of time required to complete capacity expansions;

•	inability of the capacity expansions to achieve expected additional production;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, the nature and extent of disruptions in the economy from terrorist activities, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs and availability of equipment, supplies, electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	adverse changes in currency values;

•	uncertainties related to the appraisal of acquisitions and the related allocation of purchase price to the acquired assets and assumed liabilities;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages; and

•	the success of cost reduction efforts.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Changes in internal controls over financial reporting
     There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Wisconsin Electric Power Company. Two of the Company’s mines, Tilden Mining Company, L.C. (“Tilden”) and Empire Iron Mining Partnership (“the Mines”), currently purchase their electric power from Wisconsin Electric Power Company (“WEPCO”) pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. Pursuant to the terms of the relevant contracts, the undisputed amounts are being paid to WEPCO, while the disputed amounts are being deposited into an interest-bearing escrow account maintained by a bank. Related to the period through September 30, 2005, the Mines have deposited $50.9 million into the escrow account, of which $15.1 million was deposited in October. An amount of $49.5 million, of which $40.7 million is included in the escrow deposit and $8.8 million has been paid directly to WEPCO, will be recovered in early-2006 under uncontested provisions of the contract and is recorded in “Other” current assets on the September 30, 2005 Statement of Condensed Consolidated Financial Position. On September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute as provided for in their contracts with WEPCO. WEPCO filed its reply on October 8, 2005, which included a counterclaim for damages in an amount of in excess of $4.1 million resulting from an alleged failure of Tilden to notify WEPCO of planned production in excess of seven million tons per year. We consider WEPCO’s counterclaim to be without merit and intend to defend the counterclaim vigorously.
     Maritime Asbestos Litigation. Two new maritime asbestos cases were brought against subsidiaries of the Company in the third quarter of 2005. As has been previously disclosed, The Cleveland-Cliffs Iron Company (“Iron”) and/or The Cleveland-Cliffs Steamship Company, or both, have been named defendants in 482 actions brought from 1986 to date by former seamen (or their administrators) in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against shipowners and other defendants. All of these cases have been administratively dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured, subject to self-insured retentions by the insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on these claims.
     Mountain West Mines. On May 4, 2004, The Cleveland-Cliffs Iron Company, a subsidiary of the Company, was sued along with two other defendants in the United States District Court for the District of Wyoming. The plaintiff, Mountain West Mines, Inc. (“Mountain West”), asserted that Iron and the other defendants were liable to it for a historical and continuing four percent overriding royalty interest on all yellowcake uranium produced from the Powder River Basin in Wyoming and sold by Iron or certain other entities with which Iron had conducted business. Mountain West sought an uncertain amount from Iron. On March 1, 2005, Mountain West, and Iron and the other defendants submitted cross-motions for summary judgment. U.S. Magistrate Judge Beaman conducted oral arguments on the cross-motions on April 29, 2005, and on May 27, 2005, he issued a Report and Recommendation on the cross-motions, recommending that Mountain West’s complaint be dismissed. On July 13, 2005, United States District Judge Brimmer adopted the Magistrate Judge’s Report and Recommendation in its entirety, rejected the objections to the report that had been filed by Mountain West, dismissed Mountain West’s complaint, and entered judgment in favor of Iron on its counterclaim for a declaration that, other than as controlled by a limited contractual exception, Iron is not liable for any royalties other than on yellowcake uranium Iron produces. On August 12, 2005, Mountain West filed an appeal of the trial court’s ruling to the United States Court of Appeals for the Tenth Circuit.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	On July 29, 2005, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 76 shares of common stock, par value $.50 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $5,513.80 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one managerial employee under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum
			Total Number	Number (or
			of Shares (or	Approximate
	(a)	(b)	Units)	Dollar Value) of
	Total	Average	Purchased as	Shares (or Units)
	Number of	Price Paid	Part of Publicly	that May Yet be
	Shares (or	per Share	Announced	Purchased Under
	Units)	(or Unit)	Plans or	the Plans or
Period	Purchased	$	Programs (1)	Programs
July 1-31, 2005	17,958 (2)	57.76	-0-	-0-
August 1-31, 2005	-0-	-0-	-0-	-0-
September 1-30, 2005	-0-	-0-	-0-	-0-

Total	17,958	57.76	-0-	-0-

(1)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program.

(2)	Shares were acquired by the Company from John C. Morley, a retired Director, in conjunction with Mr. Morley’s distribution of deferred compensation from the Nonemployee Directors’ Compensation Plan on July 1, 2005. The Company repurchased Company shares to satisfy the federal and state tax withholding requirements of Mr. Morley. The closing market price of June 30, 2005 was used to value the distribution and the share repurchase on July 1, 2005.
Item 6. Exhibits
(a)	List of Exhibits-Refer to Exhibit Index on page 63.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date: October 27, 2005	By	/s/Donald J. Gallagher

Donald J. Gallagher
Executive Vice President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs, as of October 27, 2005	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer, as of October 27, 2005	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs, as of October 27, 2005	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer, as of October 27, 2005	Filed Herewith