Form 10-K
period 2005-12-31
CLEVELAND CLIFFS INC
filed 2006-02-21
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐          No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐          No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $57.61 per share as reported on the New York Stock Exchange — Composite Index was $1,223,691,317 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
     The number of shares outstanding of the registrant’s Common Shares, par value $.50 per share, was 21,918,001 as of February 16, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2006 are incorporated by reference into Part III.

PART I

Item 1.	Business.
Introduction
      Founded in 1847, Cleveland-Cliffs Inc (the “Company,” “we,” “us,” “our,” and “Cliffs”) is the largest producer of iron ore pellets in North America. We sell the majority of our pellets to integrated steel companies in the United States and Canada. On April 19, 2005, Cleveland-Cliffs Australia Pty Limited, an indirect wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman Limited (“Portman”), the third-largest iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman.
      Our headquarters are located at 1100 Superior Avenue, Cleveland, Ohio 44114-2589, and our telephone number is (216) 694-5700. Our website address is www.cleveland-cliffs.com. Information contained on our website does not constitute part of this Form 10-K. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”).
North America
      We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 37.5 million tons of iron ore pellet production annually, representing approximately 46 percent of total North American pellet production capacity. Based on our percentage ownership of the North American mines we operate, our share of the rated pellet production capacity is currently 23.0 million tons annually, representing approximately 28 percent of total North American annual pellet capacity.
      The following chart summarizes the estimated annual production capacity and percentage of total North American pellet production capacity for each of the North American iron ore pellet producers as of December 31, 2005:
North American Iron Ore Pellet
Annual Rated Capacity Tonnage

	Current Estimated Capacity
	(Gross tons of raw ore	Percent of Total
	in thousands)	North American Capacity

All Cliffs’ Managed Mines	37,500	45.9%
Other U.S. Mines
U.S. Steel’s Minnesota Ore Operations
Minnesota Taconite	14,600	17.9
Keewatin Taconite	5,400	6.6

Total U.S. Steel	20,000	24.5
Mittal USA Minorca Mine	2,900	3.6

Total Other U.S. Mines	22,900	28.1

Other Canadian Mines
Iron Ore Company of Canada	12,300	15.1
Quebec Cartier Mining Co.	8,900	10.9

Total Other Canadian Mines	21,200	26.0

Total North American Mines	81,600	100.0%

We sell our share of North American iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions.
      For the year ended December 31, 2005, we produced a total of 35.9 million tons of iron ore pellets, including 22.1 million tons for our account and 13.8 million tons on behalf of the steel company owners of the mines.
Australia
      Portman was founded in 1925 and had undergone a number of management and business changes before establishing itself as a mineral producer in the early 1990’s. Following the sale of its Queensland based coking coal operations in 1999, Portman focused on its Western Australia iron ore deposits at the Koolyanobbing operations and Cockatoo Island. Portman’s 100 percent owned Koolyanobbing mining operations and its 50 percent interest in the Cockatoo Island Joint Venture represent Portman’s only significant operations. Portman serves the Asian iron ore markets with direct-shipping fines and lump ore. Portman’s 2005 production (excluding its ..6 million metric ton (“tonne”) share of the Cockatoo Island joint venture) was approximately six million tonnes. Portman currently has a $61 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the end of the first quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately four years.
      The Company’s acquisition of Portman represents another significant milestone in our long-term strategy to seek additional iron ore mine investment opportunities and to continue our transition from primarily a mine management company and mineral holder to an international merchant mining company.
Business Segments
      As a result of the Portman acquisition, we have organized into two operating and reporting segments: North American and Australian. The North American segment, comprised of our mining operations in the United States and Canada, represented approximately 86 percent of our consolidated revenues for the nine-month period following the Portman acquisition. The Australian segment, comprised of our acquired 80.4 percent Portman interest in Western Australia, represents approximately 14 percent of our consolidated revenues for the same period. There have been no intersegment revenues since the acquisition.
North American Segment
      The North American segment is comprised of our six iron ore mining operations in Michigan, Minnesota and Eastern Canada. We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steel-making process. The variation in grades results from the specific chemical and metallurgical properties of the ores at each mine and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace, in most cases our iron ore pellets can be used interchangeably. Industry demand for the various grades of iron ore pellets depends on each customer’s preferences and changes from time to time. In the event that a given mine is operating at full capacity, the terms of most of our pellet supply agreements allow some flexibility to provide our customers iron ore pellets from different mines.
      Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone (i.e., limestone, dolomite, etc.) is added to the iron ore concentrate before turning the concentrates into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. “High manganese” pellets are the pellets produced at our Canadian operation, Wabush Mines (“Wabush”), where there is more natural manganese in the crude ore than is found at our other operations. The manganese contained in the iron ore mined at Wabush cannot be entirely removed during the concentrating process. Wabush produces pellets with two levels of manganese, with the lower manganese content being preferred by our customers.

      It is not possible to produce pellets with identical physical and chemical properties from each of our mining and processing operations. The grade or grades of pellets purchased by and delivered to each customer are based on that customer’s preferences and availability.
      Each of our North American mines is located near the Great Lakes or, in the case of Wabush, near the St. Lawrence Seaway, which is connected to the Great Lakes. Iron ore is transported via railroads to loading ports for shipment via vessel to Canada, the United States or other international destinations or shipped as concentrates for sinter feed.
North American Iron Ore Customers
      More than 97 percent of our North American revenues are derived from sales of iron ore pellets to the North American integrated steel industry, consisting of 10 current or potential customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements is largely dependent on customer requirements, and in many cases, we are the sole supplier of iron ore pellets to the customer. Each agreement has a base price that is adjusted annually using one or more adjustment factors. Factors that can adjust price include measures of general industrial inflation, steel prices and international pellet prices. One of our supply agreements has a provision that limits the amount of price increase or decrease in any given year.
      During 2005 and 2004, we sold 22.3 million and 22.6 million tons of iron ore pellets, respectively, from our share of the production from our North American iron ore mines. Sales in 2005 were to eight North American, one European and one Chinese steel producer.
      The following five customers together accounted for a total of 93 percent and 94 percent of North American “Product sales and services” revenues for the years 2005 and 2004, respectively:

	Percent of
	Sales
	Revenues*

Customer	2005	2004

Mittal Steel USA Inc. (“Mittal Steel USA”)	43%	56%
Algoma Steel Inc. (“Algoma”)	22	14
Severstal North America, Inc. (“Severstal”)	12	13
WCI Steel Inc. (“WCI”)	8	6
Stelco Inc. (“Stelco”)	8	5

Total	93%	94%

*	Excluding freight and venture partners’ cost reimbursements.
      Our term supply agreements expire between 2006 and 2018. The weighted average duration is eight years.
      Our sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise. Our practice of shipping product to ports on the lower Great Lakes and/or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales.
      In 2005, 68 percent of our North American product revenues (80 percent in 2004) were derived from sales to our U.S. customers. See “Operations and Customers” in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Operations” for further information regarding our customers.

Australian Segment
      The Portman operations include production facilities at the Koolyanobbing operations and a 50 percent interest in a joint venture at Cockatoo Island, producing lump ore and direct-shipping fines for our customers in China and Japan. The Koolyanobbing facility has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan for approximately four years.
      The Koolyanobbing operations are located 425 kilometers east of Perth and approximately 50 kilometers northeast of the town of Southern Cross. All of the ore mined at the Koolyanobbing operations is transported by rail to the Port of Esperance, 578 kilometers to the south for shipment to Asian customers. Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 3,000 kilometers north of Perth. Portman sells its ore into the global seaborne trade market.
Australian Iron Ore Customers
      A limited spot market exists for seaborne iron ore as most production is sold under long-term contracts with annual benchmark prices driven from negotiations between the major suppliers and the Chinese and Japanese steel mills. The three major iron ore producers, Companhia Vale do Rio Doce (“CVRD”), Rio Tinto and BHP Billiton (“BHP”), dominate the seaborne iron ore trade and together account for approximately three-fourths of the global supply to the seaborne market.
      Portman has long-term supply contracts with steel producers in China and Japan that account for approximately 73 percent, and 27 percent, respectively, of sales. Sales volume under the agreements is partially dependent on customer requirements. Each agreement is priced based on the benchmark pricing established for Australian producers. The rapid growth in Chinese demand, particularly in more recent years, was underestimated by the major producers and has led to demand outstripping supply. This market imbalance has recently led to high spot prices for iron ore and a 71.5 percent increase in 2005 benchmark prices for Brazilian and Australian producers for iron ore lump and fines.
      Since the acquisition, we sold 4.9 million tonnes of iron ore to 15 Chinese and three Japanese customers. No customer comprises more than 15 percent of Portman sales or 10 percent of our consolidated sales. Portman’s five largest customers account for approximately 50 percent of Portman’s sales.
Segment Results
      We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.
      Additional information regarding our segment performance is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 5, “Segment Reporting,” included in Item 8, “Financial Statements and Supplementary Data.”
Strategy

International
      Almost all iron ore is used in steelmaking. Iron ore consumption is concentrated in a few areas of the world with the top five regions/countries accounting for almost 85 percent of world demand for iron ore. While steel production in many of these areas has been relatively static over recent years, China has experienced double digit growth in its crude steel production. As a consequence, China has accounted for most of the growth in world steel production over the past five years.
      The rapid growth in steel production in China has not been met by a corresponding increase in domestic Chinese iron ore production. Chinese iron ore deposits, although substantial, are of a lower grade (approximately half of the equivalent iron content) than the current iron ore produced in Brazil and Australia. China has moved from a position where demand was largely satisfied by domestic supply in the early 1990’s to being a net importer of iron ore in 2005.
      While iron is an abundant element, iron ore production is concentrated within five regions/countries (China, South America (Brazil), Australia, Commonwealth of Independent States and India) accounting for 83 percent of current annual production. Brazil, Australia and to a lesser extent, India, are the principal exporters into the global seaborne iron ore market. These countries account for 80 percent of the current global seaborne iron ore market. The increase in demand has largely been met by expansion of supply from Brazil and Australia, which together maintain dominance of supply to this market and have the largest global reserves of high iron content ores.
      We advanced our strategic objective of serving high-growth steel markets with the completion of our acquisition of 80.4 percent of Portman in April 2005. This acquisition gives us a more diversified customer base and a foothold in the world’s fastest growing steel markets with opportunities for additional international growth. Portman is the third-largest iron ore producer in Australia.

Domestic
      The North American integrated steel industry continues to undergo a restructuring process. This process is producing a stronger, more productive industry principally through consolidation with some rationalization of less efficient capacity. The North American iron ore industry also has been restructuring to meet the changing needs of its customers. It has been our strategy to lead this consolidation process and to continue to improve the competitiveness of our operations.
      We have repositioned ourselves from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers. For example, in December 2003, together with Laiwu Steel Group, Ltd. (“Laiwu”) of China, we, through our newly formed joint venture, United Taconite Mining Company LLC (“United Taconite”), purchased the assets of Eveleth Mines LLC (“Eveleth Mines”) out of bankruptcy. In 2005, we completed an expansion project at United Taconite to expand annual capacity by approximately 1.0 million tons. Our plan to restart an idled furnace to increase capacity by .8 million tons at our wholly owned Northshore mine has been deferred until market conditions warrant increased pellet production.
      Our challenge in North America is to improve performance at all of our mining operations. We have initiated programs to achieve enterprise-wide cost savings through initiatives teams focusing on all aspects of our cost structure. Key areas of focus include maintenance spending, energy usage and procurement. We have also implemented a new safety program with the objective of becoming an injury-free place of employment. We are also initiating comprehensive personnel plans that will address current talent needs, meet future hiring requirements and identify specific succession plans for key management positions.
Our strategic objectives are to:

Seek Additional Investment Opportunities
      We intend to continue to pursue investment and management opportunities to broaden our scope as a supplier of iron ore or other raw materials to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to capitalize on global demand for steel and iron ore.
      Much of the current increase in global demand for steel is due to industrialization in countries such as China. China is seeking foreign supplies of the raw materials it needs to produce steel to build infrastructure, factories, hotels and other buildings and to manufacture motor vehicles and appliances. China’s increased demand for those materials, including iron ore pellets, has been a factor in increasing raw material prices around the globe. Currently, China is the world’s largest steel producer, with approximately 30 percent of global steel production, and China’s steel production is expected to continue to grow. Chinese iron ore imports rose in excess of 30 percent in 2005 and are expected to further increase in 2006. China has overtaken the United States as the largest consumer of iron ore, steel and copper, and currently accounts for 40 percent of the world’s consumption of iron ore. We are attempting to capitalize on China’s industrial growth by acquiring additional well-located iron ore properties and obtaining agreements to supply China with iron ore on terms favorable to us.

Expand Our Leadership Position in the North American Iron Ore Market
      We have substantially restructured the ownership interest in our mines largely by converting mine partners into customers with term supply agreements. Under our operating strategy, royalty and management fee income has largely been replaced by profit margin on pellet sales. It is our goal to continue to expand our leadership position in the industry by focusing on high product quality, technical excellence, superior relationships with our customers and partners and improved operational efficiency through year-over-year cost savings. By developing creative solutions for our customers during the recent industry restructuring, we have been able to generate term supply agreements with many of these companies, which have benefited our market position. Our creative solutions included acquisition of our partners’ interests in the mines largely for the assumption of certain mine liabilities, thereby allowing partners to focus on their core steelmaking business and become our customers by entering into term supply agreements with us.

Achieve Demonstrated Savings through Productivity Improvements, Enterprise-wide Cost Reductions and Strategic Sourcing
      Rising costs are a threat to profits and limit our strategic flexibility. Our mining costs have increased 57 percent between 2003 and 2005. In particular, we have seen large increases in energy, capital and employment costs. This recent trend has affected the global mining industry as well. To mitigate the effect of these surging costs, we have implemented an aggressive cost savings program through a number of “Initiatives Teams”.

Strive to Continuously Improve Iron Ore Pellet Quality and Develop Alternative Metallic Products
      With the overall goal of achieving cost savings and quality improvements through pioneering process development at the mines that we manage, we operate a fully-equipped research and development facility located in Ishpeming, Michigan. Our research and development group is staffed with experienced engineers and scientists and is organized to support the geological interpretation, process mineralogy, mine engineering, mineral processing, pyrometallurgy, advanced process control and analytical service disciplines. Our research and development group is also utilized by iron ore pellet customers for laboratory testing and simulation of blast furnace conditions.
      Currently, almost all North American iron ore pellets are consumed in blast furnaces, which is the first step in the steelmaking process. The blast furnaces produce iron in molten form, which is further processed in basic oxygen furnaces where carbon is removed and steel scrap and other alloys are added to produce molten steel. The molten steel is then cast into steel shapes.
      As part of our efforts to develop alternative metallic products, we participated in Phase II of the Mesabi Nugget Project (“Project”) to test and develop Kobe Steel, Ltd.’s technology for converting iron ore into nearly pure iron in nugget form. The high-iron-content material could be used as a steel scrap supplement as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feed-stock for the foundry industry. See “Other Related Items — Mesabi Nugget Project” in Item 7 for a further discussion of the Project.
      Information regarding Operations, Competition, Environment, Energy, Research and Development and Employees is presented under the captions “Operations,” “Competition,” “Environment,” “Energy,” “Research and Development” and “Employees,” respectively, all of which are included in Item 2 and are incorporated by reference and made a part hereof.

Item 1A.	Risk Factors
If the rate of steel consumption in China slows, the demand for iron ore could decrease.
      The world price of iron ore is strongly influenced by international demand. The current growing level of international demand for iron ore and steel is largely due to the rapid industrial growth in China. A large quantity of steel is currently being used in China to build roads, bridges, railroads and factories. If the economic growth rate in China slows, which may be difficult to forecast, less steel may be used in construction and manufacturing, which could decrease demand for iron ore. This could adversely impact the world iron ore market, impact the North American and Australian iron ore market, and adversely impact Portman, where approximately 73 percent of our Australian revenues are generated. It could also adversely impact our United Taconite joint venture with Laiwu and our Wabush mine. A slowing of the economic growth rate in China could also result in greater exports of steel out of China, which if imported into North America could decrease demand for domestically produced steel, thereby decreasing the demand for iron ore produced in North America. China became a modest net exporter of steel products in 2005.
Excess global capacity and the availability of competitive substitute materials may result in intense competition in the steel industry, which may reduce steel prices and decrease steel production and our customers’ demand for iron ore products.
      More than 97 percent of our North American revenues are derived from the North American integrated steel industry. From time to time, global overcapacity in steel manufacturing has a negative impact on North American steel sales and reduces the production of steel and consequently the demand for iron ore. China’s domestic crude steel capacity is expected to climb to 360 million tonnes in 2006 from 340 million tonnes in 2005, according to the Chinese Securities Journal. Further, production of steel by North American integrated steel manufacturers may be replaced to a certain extent by production of substitute materials by other manufacturers. In the case of certain product applications, North American steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Most of our term supply agreements for the sale of iron ore products are requirements-based or provide for flexibility of volume above a minimum level. Reduced demand for and consumption of iron ore products by integrated steel producers have had and may continue to have a significant negative impact on our sales, margins and profitability.
Increased imports of steel into the United States could adversely impact North American steel sales, which could adversely affect demand for our products and our sales, margins and profitability.
      From time to time, global overcapacity in steel manufacturing and a weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America, may negatively impact steel prices in those foreign economies and result in increased levels of steel imports from those countries into the United States at depressed prices. Based on the American Iron and Steel Institute’s Apparent Steel Supply (excluding semi-finished steel products), imports of steel into the United States constituted 21.6 percent (estimated), 22.3 percent and 16.5 percent of the domestic steel market supply for 2005, 2004 and 2003, respectively. Significant imports of steel into the United States could substantially reduce sales, margins and profitability of North American steel producers, and consequently, reduce demand for iron ore. Decreased North American steel sales could decrease demand for North American iron ore products and have a substantial negative impact on our sales, margins and profitability. The purchase by North American steel producers of semi-finished steel products from foreign suppliers could also decrease demand for our iron ore products.
The North American and global steel industries continue to undergo a restructuring process that has resulted in industry consolidation that could result in a reduction of integrated steelmaking capacity over time, and thereby reduce iron ore consumption.
      The North American steel industry has undergone consolidation, and that consolidation is likely to continue as evidenced by the acquisition of International Steel Group by Mittal Steel USA ISG Inc. (“Mittal

Steel USA”). Consolidation is also occurring globally, as evidenced by Mittal Steel’s offer to acquire Arcelor S.A. and Arcelor S.A.’s pending acquisition of Dofasco Inc (“Dofasco”). Consolidation of the North American and global steel industries will result in fewer customers for iron ore. The restructuring process may reduce integrated steelmaking capacity, which would reduce demand for our North American iron ore products and may adversely affect our sales. Further, if the steel producers that have captive iron ore mines obtain a larger share of North American steel production, they may obtain iron ore from their own mines, if they have excess capacity, rather than from us. These factors could adversely affect our sales, margins and profitability.
Our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the North American steel industry.
      In 2005 and 2004, 21.9 million and 22.2 million tons, respectively, of our iron ore pellet sales were sold to North American steel manufacturers, while only .4 million tons of our pellets were sold outside of North America in each year. The North American steel industry has been highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide demand and production capacity, the strength of the U.S. automotive industry, levels of steel imports and applicable tariffs. The demand for steel products is generally affected by macroeconomic fluctuations in North America and the global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for steel products or increase the amount of imports of steel or iron ore into the United States.
      In addition, a disruption or downturn in the oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural, automotive or durable goods industries, all of which are significant markets for steel products and are highly cyclical, could negatively impact sales of steel by North American producers. These trends could decrease the demand for North American iron ore products and significantly adversely affect our sales, margins and profitability.
If steelmakers use methods other than blast furnace production to produce steel, or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore products may decrease, which would adversely affect our sales, margins and profitability.
      Demand for our iron ore products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel “mini-mills,” which are steel recyclers, generally produce steel by using scrap steel, not iron ore pellets, in their electric furnaces. Production of steel by steel “mini-mills” was approximately 55 percent of North American total finished steel production in 2005. Steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces can require substantial capital expenditures. Our customers may choose not to maintain their blast furnaces, and some of our customers may not have the resources necessary to adequately maintain their blast furnaces. If our customers use methods to produce steel that do not use iron ore products, demand for our iron ore products will decrease, which could adversely affect our sales, margins and profitability.
Natural disasters, equipment failures and other unexpected events may lead our steel industry customers to curtail production or shut down their operations.
      Operating levels at our steel industry customers are subject to conditions beyond their control, including raw material shortages, weather conditions, natural disasters, interruptions in electrical power or other energy services, equipment failures, and other unexpected events. Any of those events could also affect other suppliers to the North American steel industry. In either case, those events could cause our steel industry customers to curtail production or shut down a portion or all of their operations, which could reduce their demand for our North American iron ore products. For example, in 2005, Mittal Steel USA permanently shut down its

Weirton blast furnaces. Similarly, in September 2005, Steel Dynamics, Inc. suspended orders for some steel products that require the use of hydrogen gas due to the effects of hurricane Katrina on its hydrogen gas supplier. Also, in late 2003, a fire occurred in a mine of a major coal supplier to U.S. Steel, which supplies a majority of the coke, a processed form of coal, used by our steel industry customers to operate their blast furnaces. The fire caused U.S. Steel to curtail its production of coke, and to reduce its coke shipments to at least two of our steel industry customers. As a result, one of our steel industry customers had to curtail its steel production, and its demand for our iron ore products decreased. Decreased demand for our iron ore products could adversely affect our sales, margins and profitability.
We operate in a very competitive industry.
      The iron mining business is highly competitive, with producers in all iron-producing regions. Some of our competitors may have greater financial resources than we have and may be better able to withstand changes in conditions within the steel industry than we are. In the future, we may face increasing competition. As a result, we may face pressures on sales prices and volumes of our products from competitors and large customers.
Capacity expansions could lead to lower global iron ore prices.
      The increased demand for iron ore, particularly from China, has resulted in the major iron ore suppliers increasing their capacity. In 2006, CVRD’s board of directors approved a capital expenditure budget of $4.6 billion, the highest in its history, to expand production capacity in iron ore and other materials. BHP announced expansion projects in Western Australia and Brazil to increase iron ore capacity by a combined 28 million tonnes. An increase in our competitor’s capacity could result in excess supply of iron ore, and subsequently downward pressure on iron ore prices. A decrease in pricing would adversely impact our sales, margins and profitability.
Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
      Our competitive position requires the ability to transport iron ore to our markets at competitive rates. Disruption of the lake freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes, strikes, lock-outs or other events, could impair our ability to supply iron ore pellets to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Portman is in direct competition with the major world seaborne exporters of iron ore and its customers face higher transportation costs than most other Australian producers to ship its products to the Asian markets because of the location of its major shipping port on the south coast of Australia. Further, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.
If a substantial portion of our term supply agreements terminate and are not renewed, and we are unable to find alternate buyers willing to purchase our products on terms comparable to those in our existing term supply agreements, our sales, margins and profitability will suffer.
      A substantial majority of our sales are made under term supply agreements, which are important to the stability and profitability of our operations. In 2005, more than 96 percent of our North American sales volume was sold under term supply agreements. All of Portman’s sales are made under existing contracts that have approximately four years remaining. Portman’s sales pricing is primarily based on the benchmark pricing established for Australian producers. If a substantial portion of our term supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to renew the agreements or find alternate buyers for our iron ore at the same level of profitability. We cannot assure you that we will be able to renew or replace existing term supply agreements at the same prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

We depend on a limited number of customers, and the loss of, or significant reduction in, purchases by our largest customers would adversely affect our sales.
      Five customers together accounted for a total of 93 percent and 94 percent of our North American sales revenues measured as a percent of “Product sales and services” for the years ended 2005 and 2004, respectively.
      If one or more of these customers were to significantly reduce their purchases of iron ore products from us, or if we were unable to sell iron ore products to them on terms as favorable to us as the terms under our current term supply agreements, our sales, margins and profitability could suffer materially due to the high level of fixed costs and the high costs to idle or close mines. The majority of the iron ore we manage and produce is for our own account, and therefore we rely on sales to our joint venture partners and other third-party customers for most of our revenues. Mittal Steel USA idled its Weirton facility in 2005 and is contesting its minimum purchase requirement under our supply agreement. The Weirton facility accounted for approximately two percent of our North American sales in 2004. In addition, WCI and Stelco are operating under bankruptcy protection, as discussed below, and the bankruptcy or reorganization of our customers could affect our sales, margins and profitability.
Changes in demand for our products by our customers could cause our sales, margins and profitability to fluctuate.
      Our North American term supply agreements generally are requirements contracts, the majority of which have no minimum requirement provisions, and some of which provide for flexibility of volume above minimum levels. Portman’s sales contracts are for fixed annual tonnages with customer options to increase or decrease annual purchases. A decrease in one or more of our customers’ requirements could cause our sales to decline, as we may not be able to find other customers to purchase our iron ore products as evidenced by Mittal Steel USA’s decision to idle its Weirton facility in 2005. In addition, if our customers’ requirements decline, since many of our production costs are fixed, our production costs per ton may rise, which may affect our margins and profitability. Unmitigated loss of sales would have a greater impact on margins and profitability than on revenues, due to the high level of fixed costs in the iron ore mining business and the high cost to idle or close mines.
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
We may have contractual disputes with our customers or significant suppliers of energy, materials, or services that could significantly impact our sales, revenue rates, production or operating costs.
      Most of our North American and Australian sales are under multi-year term sales agreements. Australian benchmark prices are driven from negotiations between the three major iron producers, CVRD, Rio Tinto and BHP, and the Chinese and Japanese steel mills. More than 97 percent of our North American revenues are derived from sales of iron ore pellets to the North American integrated steel industry, consisting of 10 current or potential customers. Sales volume under these agreements is largely dependent on customer requirements, and in many cases, we are the sole supplier of iron ore pellets to the customer. Each agreement has a base price that is adjusted annually using one or more adjustment factors. Factors that could result in price adjustment include measures of general industrial inflation, steel prices and international pellet prices. One of our supply agreements has a provision that limits the amount of price increase or decrease in any given year. Contractual disputes with any of our significant customers could result in lower sales volume or lower sales prices.
      Additionally, we have significant contracts with suppliers of energy, materials and services in North American and Australia. Contractual disputes with significant suppliers could result in production curtailments or significant cost increases which could adversely impact our profitability.
Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations and financial condition may be significantly and adversely affected.
      If we close any of our mines, our revenues would be reduced unless we were able to increase production at any of our other mines, which may not be possible. The closure of an open-pit mine involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions do not always prove to be accurate. We recognize the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If we were to reduce the estimated life of any of our mines, the mine-closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect our results of operations and financial condition. Further, if we were to close one or more of our mines prematurely, we would incur significant accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, as well as asset impairment charges, which could materially and adversely affect our financial condition.
      A North American mine closure would significantly increase employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. First, retirement-eligible employees would be eligible for enhanced pension benefits under certain pension plans upon a mine closure. Second, the number of employees who are eligible for retirement under the pension plans would increase under special eligibility rules that apply upon a mine closure. Third, all employees eligible for retirement under the pension plans at the time of the mine closure also would be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Fourth, a closure of the Empire or Tilden mine likely would trigger withdrawal liability to the pension plan covering hourly employees there. Finally, a mine closure could trigger significant severance-related obligations. As a result, the closure of one or more of our mines could adversely affect our financial condition and results of operations.
      The Cockatoo Island operation in Australia is scheduled to close in 2007 and plans are in process to obtain all required governmental approvals. Since all of the employees are contractors, the cost of closing is significantly lower in Australia than in North America. Performance bonds are in place covering the estimated closure costs.
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
      We significantly decreased our ore reserve estimates for the Empire mine from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and further to 29 million tons at December 31, 2003. As of December 31, 2005, Empire’s estimated ore reserves decreased to approximately 17 million tons as a result of production in 2004 and 2005.
      If we were to close the Empire mine sooner than currently anticipated, we would incur significant mine closure costs, employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. A closure of the Empire mine sooner than we anticipate could materially and adversely affect our results of operations and financial condition.
We rely on the estimates of our recoverable reserves, and if those estimates are inaccurate, our financial condition may be adversely affected.
      We regularly evaluate our iron ore reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7. Portman has published reserves which follow the Joint Ore Reserves Code (“JORC”) in Australia, which is similar to United States requirements. Changes to the reserve value to make them comply with SEC requirements have been made. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, many of which have been in operation for several decades, including many factors beyond our control. Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as production capacity, effects of regulations by governmental agencies and future prices for iron ore, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be adversely or positively affected.
The price adjustment provisions of our North American term supply agreements may prevent us from increasing our prices to match international ore contract prices or to pass increased costs of production on to our customers.
      Our North American term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. Our price adjustment provisions are weighted and some are subject to annual collars, which limit our ability to raise prices to match international levels and fully capitalize on strong demand for iron ore. Most of our North American term supply agreements do not allow us to increase our prices and to directly pass through higher production costs to our customers. An inability to increase prices or pass along increased costs could adversely affect our margins and profitability.
Our ability to collect payments from our customers depends on their creditworthiness.
      Our ability to receive payment for iron ore products sold and delivered to our customers depends on the creditworthiness of our customers. In North America, we ship iron ore products to some of our customers’

yards in advance of payment for those products. Our rationale for shipping iron ore products to customers in advance of payment for, and transfer title for the product is to more closely relate timing of payment to consumption, thereby providing additional liquidity to our customers, and to reduce our financial risk to customer insolvency as title and risk of loss with respect to those products does not pass to the customer until payment for the pellets is received. Accordingly, there is typically a period of time in which pellets, as to which we have reserved title, are within our customers’ control. As discussed below, several of our customers have petitioned for protection under bankruptcy or other similar laws, and most of our North American customers have below-investment grade or no credit rating. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations.
Our change from a manager of iron ore mines on behalf of steel company owners to primarily a merchant of iron ore to steel company customers has increased our obligations with respect to those mines and has made our revenues, earnings and profit margins more dependent on sales of iron ore products and more susceptible to product demand and pricing fluctuations.
      Until recent years, we had principally acted as a manager of iron ore mines on behalf of steel company owners, and in that capacity had been generally entitled to management fees, royalties on reserves that we have leased or subleased to the Empire and Tilden mines, and income from our sales of iron ore products to our customers, including the other mine owners. Our current business model is increased ownership in our co-owned mines. In accordance with our revised business model, in 2002 we increased our ownership in (1) the Empire mine from 47 percent to 79 percent, (2) the Tilden mine from 40 percent to 85 percent, (3) the Hibbing mine from 15 percent to 23 percent, and (4) the Wabush mine from 23 percent to 27 percent. While we have gained greater control of the mines we operate, we have also increased our share of the operating costs, employment legacy costs and financial obligations associated with those mines. Our increased ownership of those mines has caused the management fees and royalties due to us from our partners in the mines to decline from $29.8 million in 2001 to $13.1 million in 2005. The decline in royalties and management fees has made our revenues, earnings and profit margins more volatile and more dependent on sales of our iron ore products to third-party customers.
We rely on our joint venture partners in our mines to meet their payment obligations, and the inability of a joint venture partner to do so could significantly affect our operating costs.
      We co-own five of our six North American mines with various joint venture partners that are integrated steel producers or their subsidiaries, including Dofasco, Mittal Steel USA, Laiwu and Stelco. While we are the manager of each of the mines we co-own, we rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Most of our venture partners are also our customers and are subject to the creditworthiness risks described above. If one or more of our venture partners fail to perform their obligations, the remaining venturers, including ourselves, may be required to assume additional material obligations, including significant pension and postretirement health and life insurance benefit obligations. On January 29, 2004, Stelco applied and obtained bankruptcy-court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act. Stelco is a 44.6 percent participant in the Wabush Mines Joint Venture, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. Stelco has met its cash call requirements at the mining ventures to date. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.
Unanticipated geological conditions and natural disasters could increase the cost of operating our business.
      A portion of our production costs are fixed regardless of current operating levels. Our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather conditions (for example, extreme winter weather, floods and availability of process water due to drought) and natural disasters, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore, variations in rock and other natural materials and variations in geologic conditions and ore processing changes. Portman’s Cockatoo Island operation is located in an area affected by tropical storms and operates a pit below sea level that is protected by a constructed seawall. Storms in this area could affect both our operation and the operations of our major Australian competitors. These conditions could impair our ability to fulfill our plan to operate our mines at full capacity, which could materially adversely affect our ability to meet the expected demand for our iron ore products.
Many of our mines are dependent on a single-source energy supplier, and interruption in energy services may have a significant adverse effect on our sales, margins and profitability.
      Many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power is the sole supplier of electric power to our Hibbing and United Taconite mines; Wisconsin Energy Corporation is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on its wholly owned power facility for its electrical supply. A significant interruption in service from our energy suppliers due to terrorism, weather conditions, natural disasters, or any other cause can result in substantial losses that may not be fully covered by our business interruption insurance. For example, in May 2003, we incurred approximately $11.1 million in fixed costs relating to lost production when our Empire and Tilden mines were idled for approximately five weeks due to loss of power stemming from the failure of a dam in the Upper Peninsula of Michigan. One natural gas pipeline serves all of our Minnesota and Michigan mines, and a pipeline failure may idle those operations. Any substantial unmitigated interruption of our business due to these conditions could materially adversely affect our sales, margins and profitability.
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
      We are subject to various federal, provincial, state and local laws and regulations on matters such as employee health and safety, air quality, water pollution, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for our operations. We cannot be assured that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.
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
      In addition, new legislation and/or regulations and orders, including proposals related to the protection of the environment, to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers, may also require us or our customers to reduce or otherwise change operations significantly or incur costs. Such new legislation, regulations or orders (if enacted) could have a material adverse effect on our business, results of operations, financial condition or profitability. In particular, we are subject to the rules promulgated by the United States Environmental Protection Agency (“EPA”) that will require us to utilize Maximum Achievable Control Technology (“MACT”) standards for our air emissions by 2006. The costs, including capital expenditures that we will incur in order to meet the new MACT standards may be substantial. See “Item 2. Properties. — Environment.”
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
Our expenditures for postretirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect, if there are mine closures or our joint venture partners fail to perform their obligations that relate to employee pension plans.
      We provide defined benefit pension plans and other postretirement benefits (“OPEB”) to eligible union and non-union employees, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate that future obligations are discounted to a present value (“discount rate”).
      We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses.

      We calculate our total accumulated postretirement benefit obligation (“APBO”) for our OPEB benefits under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The unfunded APBO obligation had a present value of $231.7 million at December 31, 2005. We have calculated the unfunded obligation based on a number of assumptions. Discount rate, return on plan assets, and mortality assumptions parallel those utilized for pensions.
      If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot assure that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit employees for whom there is currently no retiree healthcare cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.
      Additionally, our pension and postretirement health and life insurance benefit obligations, expenses and funding costs would increase significantly if one or more of the mines in which we have invested is closed, or if one or more of our joint venture partners at one or more mines are unable to perform its obligations. A mine closure would trigger accelerated pension and OPEB obligations, and the failure of joint venture partners to perform its obligations could shift additional pension and OPEB liabilities to us. Any of these events could significantly adversely affect our financial condition and results of operations.
We are a related party to certain companies that were operators and are required under the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Retiree Act”) to make premium payments to the United Mine Workers Association Combined Benefit Fund (the “Combined Fund”), and our obligations to the Combined Fund could increase if other coal mine operators file for bankruptcy protection or become insolvent.
      We are a related-party to certain companies that were coal mine operators. As a result, we are subject to the Coal Retiree Act and are obligated to make premium payments to the Combined Fund for health and death benefits paid by the Combined Fund to retired coal miners. At December 31, 2005, the net present value of our estimated liability to the Combined Fund was $5.6 million. We are assessed premiums for unassigned or “orphan” retirees on a pro rata basis with other coal mine operators and related parties. If other coal mine operators and related parties file for bankruptcy protection or become insolvent, our pro rata portion of the liability to the Combined Fund could increase, which could have an adverse effect on our results of operation and financial condition, sales, margins and profitability.
Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.
      The USWA represents all hourly employees at our Empire, Hibbing, Tilden and United Taconite mines, as well as Wabush in Canada. A four-year labor agreement was reached in August 2004 with our U.S. labor force and a five-year agreement that runs until March 2009 was reached with our Canadian work force. Hourly employees at the railroads we own that transport products among our facilities are represented by multiple unions with labor agreements that expire at various dates. If the collective bargaining agreements relating to the employees at our mines or railroad are not successfully renegotiated prior to this expiration, we could face work stoppages or labor strikes.
Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.
      Operating expenses at our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices, which represent 27 percent of our North American operating costs. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical market rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward fixed-price supply contracts for natural gas and diesel fuel for use in our operations, those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.
Equipment and supply shortages may impact our production.
      We have recently experienced longer lead times on equipment, tires, and supply needs due to the increased demand for these resources. As our competitors increase their capacity, demand for these resources will increase, potentially resulting in higher prices, equipment shortages, or both.
We may encounter labor shortages for critical operational positions, which could affect our ability to produce iron ore products.
      At our North American locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages. In Western Australia, the large number of expansion projects currently in progress has created turnover principally for our contractor’s employees. As a result, wages are increasing to address the turnover.
Our profitability could be affected by the failure of outside contractors to perform.
      Portman uses contractors to handle many of the operational phases of its mining and processing operations and therefore is subject to the performance of outside companies on key production areas. Portman’s Cockatoo Island operation is a joint venture with Henry Walker Eltin (“HWE”), a company that entered receivership in late 2004. As of February 1, 2006, HWE’s mining assets were sold to Leighton Contractors Pty Ltd (“Leighton”), an Australian-based mining and construction contractor. Leighton also purchased HWE’s subsidiary that owned its 50 percent interest in the Cockatoo Island joint venture and is continuing to manage the operation. The inability of any contractor to perform will directly impact our financial results.
Our profitability could be affected due to uncertainties related to the appraisal of acquisitions and the related allocation of purchase price to the acquired assets and assumed liabilities.
      In April 2005, we completed the acquisition of 80.4 percent of Portman. As part of the purchase accounting process, we retained an outside consultant to perform an appraisal of Portman and the related acquired assets and assumed liabilities. The allocation, which is preliminary and subject to change, is expected to be finalized prior to March 31, 2006. Any subsequent changes to the allocation could adversely impact our reported earnings.
Our profitability and liquidity could be adversely impacted by a failed auction in the securities market.
      We hold investments in highly liquid auction rate securities (“ARS”) in order to generate higher returns than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Although rare, sell orders for any security traded through a Dutch auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term.

Item 1B.	Unresolved Staff Comments.
      We have no unresolved comments from the SEC.

Item 2.	Properties.
      The following map shows the locations of our North American mines:
      We directly or indirectly own and operate interests in the following six North American iron ore mines:

	Ownership Interest as of
	December 31,

Location and Name	2005	2004	2003

Michigan (Marquette Range)
Empire Iron Mining Partnership	79.0%	79.0%	79.0%
Tilden Mining Company L.C. (“Tilden”)	85.0	85.0	85.0
Minnesota (Mesabi Range)
Hibbing Taconite Company — Joint Venture	23.0	23.0	23.0
Northshore Mining Company	100.0	100.0	100.0
United Taconite	70.0	70.0	70.0
Canada (Newfoundland and Quebec)
Wabush Mines — Joint Venture	26.8	26.8	26.8
We increased our ownership in these mines (other than Northshore and United Taconite) in 2002 through assumption of the liabilities associated with the mine interests from their steel company owners.
      Empire Mine. The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles west-southwest of Marquette, Michigan and is accessed via a paved road off State Highway 35. The mine has been in operation since 1963. We entered into an agreement with Ispat Inland Inc. (“Ispat”) effective December 31, 2002 that restructured the ownership of the Empire mine. Under the agreement, we acquired the 25 percent interest rejected by LTV Corporation in its chapter 11 bankruptcy proceedings and a 19 percent interest from Ispat. Currently, we manage the mine and have a 79 percent interest; Mittal Steel USA has a 21 percent interest in the mine and has the right to require us to purchase all of its interest under certain circumstances after 2007. We and Mittal Steel USA take our respective share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. The Empire mine leases the balance of its reserves from the other owners of such reserves. Over the past five years, the Empire mine has produced between 3.6 million and 5.7 million tons of iron ore pellets annually.

      Tilden Mine. The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. The main entrance to the Tilden mine is accessed by means of a paved road off of County Road 476. The Tilden mine has been in operation since 1974. On January 31, 2002, we increased our ownership of the Tilden mine to 85 percent by acquiring Algoma Steel Inc.’s (“Algoma”) 45 percent interest in the mine and executing a term supply agreement under which we are Algoma’s sole supplier of iron ore pellets for 15 years. Currently, we manage the mine and have an 85 percent interest, and Stelco has a 15 percent interest in the mine. See “Operations and Customers” in Item 7 for further information regarding Algoma and Stelco. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Over the past five years, the Tilden mine has produced between 6.4 million and 7.9 million tons of iron ore pellets annually.
      The Empire and Tilden mines are located adjacent to each other. Our increase in ownership of our Michigan mines facilitated consolidation of operations and management, which offer operational and cost benefits that were not achievable under the previous ownership structure. These benefits include a consolidated transportation system, more efficient employee and equipment operating schedules, reduction in redundant facilities and workforce and best practices sharing.
      Hibbing Mine. The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. The main entrance to the Hibbing mine is accessed by means of a paved road and is located off County Road 5. The Hibbing mine has been in operation since 1976. In 2002, we acquired from Bethlehem Steel Corporation an eight percent interest in the Hibbing mine, which increased our ownership to 23 percent. Currently, we manage the mine and have a 23 percent interest. Mittal Steel USA has a 62.3 percent interest and Stelco has a 14.7 percent interest in the mine. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Over the past five years, the Hibbing mine has produced between 6.1 million and 8.5 million tons of iron ore pellets annually.
      Northshore Mine. The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi iron formation. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior, on U.S. Highway 61. The main entrance to the Northshore mine is accessed by means of a gravel road and is located off County Road 20. The Northshore mine has been in continuous operation since 1990. The Northshore mine began production under our management and ownership on October 1, 1994. Currently, we own 100 percent of the mine. Over the past five years, the Northshore mine has produced between 2.8 million and 5.0 million tons of iron ore pellets annually.
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
      United Taconite. The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota, west of U.S. Highway 53. The main entrance to the United Taconite mine is accessed by means of a paved road and is located off Route 37. The mine has been operating since 1965. On November 26, 2003, the U.S. Bankruptcy Court for the District of Minnesota approved the purchase of the assets of Eveleth Mines by United Taconite. Eveleth Mines ceased mining operations earlier in 2003 and was acquired by United Taconite effective as of December 1, 2003. Currently, we manage the mine and hold a 70 percent interest; Laiwu holds a 30 percent interest. Over the past five years, the United Taconite mine has produced between 1.6 million and 4.9 million tons of iron ore pellets annually.

      Wabush Mines. The Wabush mine and concentrator is located in Wabush, Labrador, Canada, and the pellet plant is located in Pointe Noire, Quebec, Canada. The main entrance to the Wabush mine is accessed by means of a paved road and is located on Highway 530, about three miles west of the town of Wabush. The pellet plant is accessed by a paved road off Highway 138, about ten miles west of the town of Sept-Iles, Quebec. The Wabush mine has been in operation since 1965. In 1997, we acquired Ispat’s interest in the Wabush mine. In August 2002, we acquired our proportionate share (approximately 4.05 percent) of the 15.09 percent interest rejected by Acme Metals Incorporated in its bankruptcy proceedings. As a result of these two events, we increased our ownership in the mine from 7.7 percent to 26.8 percent. We also manage the mine. Stelco has a 44.6 percent interest and Dofasco has a 28.6 percent interest in the mine. Over the past five years, Wabush has produced between 3.8 million and 5.2 million tons of iron ore pellets annually. Wabush currently has initiated actions to increase annual pellet production to a 5.7 million ton rate by the end of 2006. Production for 2006 is estimated at approximately 5.3 million tons.
      The following map shows the locations of our Australian mines:
      Koolyanobbing. The Koolyanobbing operations are located 425 kilometers east of Perth and approximately 50 kilometers northeast of the town of Southern Cross. Koolyanobbing produces lump and fine iron ore with a current capacity of approximately six million tonnes annually. The capacity of the Koolyanobbing operations is in the process of being expanded to eight million tonnes per year. This expansion is primarily driven by the development of iron ore resources at Mt. Jackson and Windarling, approximately 100 kilometers north of the existing Koolyanobbing operations. The upgrade in capacity is expected to be completed by the end of the first quarter of 2006.
      Cockatoo Island. The Cockatoo Island operation is located six kilometers to the west of Yampi Peninsula, in the Buccaneer Archipelago, and 140 kilometers north of Derby in the West Kimberley region of Western Australia. The island has been mined for iron ore since 1951, with a break in operations between 1985 and 1993.
      Portman commenced a beneficiation project in 1993 that was completed in mid-2000. Portman and HWE Cockatoo Pty Ltd then formed a 50:50 joint venture to mine remnant iron ore deposits on mining tenements held by BHP and mined by BHP from 1951 to 1985. Mining from this phase of the operation commenced in late 2000 and is expected to continue, based on current reserves, until the first quarter of 2007. The current phase of this operation involved construction of a seawall and mine pit dewatering to enable access to ore located below sea level. Ore is hauled by haul truck to the stockpiles, crushed and screened and then transferred by conveyor to the shiploader. Annual production since 2000 has ranged from .3 million tonnes to 1.1 million tonnes at the 100 percent ownership level.

     Transportation
      Two railroads, one of which is wholly owned by us, link the Empire and Tilden mines with Lake Michigan at the loading port of Escanaba, Michigan and with the Lake Superior loading port of Marquette, Michigan. From the Mesabi Range, Hibbing pellets are transported by rail to a shiploading port at Superior, Wisconsin. United Taconite pellets are shipped by railroad to the port of Duluth, Minnesota. At Northshore, crude ore is shipped by a wholly owned railroad from the mine to processing facilities at Silver Bay, Minnesota. In Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At the Wabush mine, concentrates are shipped by rail from the Scully mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel to Canada, the United States and other international destinations or shipped as concentrates for sinter feed.
      All of the ore mined at the Koolyanobbing operations is transported by rail to the Port of Esperance, 578 kilometers to the south for shipment to Asian customers. Direct ship premium fines mined at Cockatoo Island are loaded at a local dock.

Internal Auditing
      We have a corporate policy relating to internal control and procedures with respect to auditing and estimating ore reserves. The procedures include the calculation of ore reserves at each mine by mining engineers and geologists under the direction of our Chief Mining Engineer. Our General Manager-Technical Services compiles, reviews, and submits the calculations to Corporate Accounting, who prepares the disclosures for our annual and quarterly reports based on those calculations and submits the draft disclosures to our General Manager-Technical Services of Mine Technology for further review and approval. The draft disclosures are then reviewed and approved by our Chief Financial Officer and Chief Executive Officer before inclusion in our annual and quarterly reports. Additionally, the long-range mine planning and ore reserve estimates are reviewed annually by our Audit Committee. Furthermore, all changes to ore reserve estimates, other than those due to production, are documented by our General Manager-Technical Services and are submitted to our President and Chief Operating Officer for review and approval. Finally, we perform periodic reviews of long-range mine plans and ore reserve estimates at mine staff meetings and senior management meetings.
Operations
      During 2005, 2004 and 2003, we produced 22.1 million tons, 21.7 million tons and 18.1 million tons of pellets, respectively, for our account and 13.8 million tons, 12.7 million tons and 12.2 million tons, respectively, on behalf of the steel company owners of the mines. The 4.0 million ton increase in our share of tons produced in 2005 compared to 2003 principally reflected the acquisition in December 2003 and full-year production in 2005 of United Taconite and increased customer demand. The following is a summary of total North American production and our share of that production:

	Total Production Tons
	in Millions(1)

Location and Name	2005	2004	2003

Michigan (Marquette Range)
Empire	4.8	5.4	5.2
Tilden	7.9	7.8	7.0
Minnesota (Mesabi Range)
Hibbing	8.5	8.3	8.0
Northshore	4.9	5.0	4.8
United Taconite(2)	4.9	4.1	1.6
Canada (Newfoundland and Quebec)
Wabush	4.9	3.8	5.2

Total(3)	35.9	34.4	30.3

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Total production at United Taconite in 2003 includes production of Eveleth before it was acquired by United Taconite in the fourth quarter of 2003.

(3)	Excludes 1.5 million tons in 2003 produced by Eveleth prior to its acquisition by United Taconite in the fourth quarter of 2003.

	Our Share of Total
	Production Tons in
	Millions(1)

Location and Name	2005	2004	2003

Michigan (Marquette Range)
Empire	3.8	4.2	4.0
Tilden	6.7	6.7	6.0
Minnesota (Mesabi Range)
Hibbing	2.0	1.9	1.8
Northshore	4.9	5.0	4.8
United Taconite	3.4	2.9	0.1
Canada (Newfoundland and Quebec)
Wabush	1.3	1.0	1.4

Total	22.1	21.7	18.1

(1)	Tons are long tons of pellets of 2,240 pounds.
At Portman, we produced 5.2 million tonnes since the March 31, 2005 acquisition. Following is a summary of total Australian production:

Total Production Tonnes
in Millions(1)

Location and Name	2005

Koolyanobbing	4.7
Cockatoo Island(2)	.5

Total	5.2

(1)	Tonnes are metric tons of 2,205 pounds.

(2)	Production represents Portman’s 50 percent share.
Our business is subject to a number of operational factors that can affect our future profitability. Significant mining challenges include the following:

a) Uncertainties regarding mine life and estimates of ore reserves;

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
A more detailed description of these risks is contained in Item 1A — Risk Factors.
      Mine Capacity and Iron Ore Reserves. The following tables reflect expected current annual capacity and economic ore reserves for our North American and Australian iron ore mines as of December 31, 2005. The estimated ore reserves and full production rates could be affected by, among other things, future industry conditions, geological conditions, and ongoing mine planning. Maintenance of effective production capacity of the ore reserves could require increases in capital and development expenditures. Alternatively, changes in economic conditions or in the expected quality of ore reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity or ore reserves. Our 2006 ore reserve estimates for our iron ore mines as of December 31, 2005 were estimated from fully-designed pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates.

		Tons in Millions(1)

			Mineral
			Reserves(2)(3)

		Current			Mineral Rights
	Iron Ore	Annual	Current	Previous			Method of Reserve	Operating
Mine	Mineralization	Capacity	Year	Year	Owned	Leased	Estimation	Since	Infrastructure

Empire	Negaunee Iron Formation (Magnetite)	5.5	17	23	57%	43%	Geologic — Block Model	1963	Mine, Concentrator, Pelletizer
Tilden	Negaunee Iron Formation (Hematite/Magnetite)	8.0	266	273	100%	0%	Geologic — Block Model	1974	Mine, Concentrator, Pelletizer, Railroad
Hibbing Taconite	Biwabik Iron Formation (Magnetite)	8.0	161	166	3%	97%	Geologic — Block Model	1976	Mine, Concentrator, Pelletizer
Northshore	Biwabik Iron Formation (Magnetite)	4.8	310	315	0%	100%	Geologic — Block Model	1989	Mine, Concentrator, Pelletizer, Railroad
United Taconite	Biwabik Iron Formation (Magnetite)	5.2	123	130	0%	100%	Geologic — Block Model	1965	Mine, Concentrator, Pelletizer
Wabush	Wabush Iron Formation (Hematite)	6.0	51	57	0%	100%	Geologic — Block Model	1965	Mine, Concentrator, Pelletizer, Railroad

	Total	37.5	928	964

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves.

(3)	We regularly evaluate our ore reserve estimates and update them as required in accordance with the SEC Industry Guide 7.

		Tonnes in Millions(1)

		Current	Mineral	Mineral Rights		Method of
		Annual	Reserves(2)(3)			Reserve	Operating
Mine Project	Iron Ore Mineralization	Capacity	Current Year	Owned	Leased	Estimation	Since	Infrastructure

Koolyanobbing(4)	Banded Iron Formations Southern Cross Terrane Yilgarn Mineral Field (Hematite, Goethite)	6.0	87.5	0%	100%	Geologic — Block Model	1994	Mine, Train Haulage Road, Crushing-Screening Plant
Cockatoo Island JV(5)	Sandstone Yampi Formation Kimberley Mineral Field (Hematite)	1.2	1.7	0%	100%	Geologic — Block Model	1994	Mine Crushing-Screening Plant, Shiploader

	Total	7.2	89.2

(1)	Tonnes are metric tons of 2,205 pounds.

(2)	Reported ore reserves restricted to proven and probable tonnages based on life of mine operating schedules. Koolyanobbing reserves are sourced from 14 separate deposits in the project area. 7.0 million tonnes of the Koolyanobbing reserves are sourced from current long-term stockpiles.

(3)	Portman’s ore reserve estimates are regularly updated in accordance with SEC Industry Guide 7 and the 2004 Edition of the JORC code.

(4)	An expansion project has been initiated that is expected to increase annual production capacity to eight million tonnes.

(5)	Portman has a 50 percent interest in the Cockatoo Island joint venture. Capacity and reserve totals represent 100 percent.
General Information about the Mines
      Leases. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates.
      Exploration and Development. All mining operations are open-pit mines that are well past the exploration stage and are in production. Additional pit development is underway at each mine as required by long-range mine plans. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations. An exploration program targeting extensions to Portman’s known iron ore resources as well as regional exploration targets in the Yilgarn Mineral Field was active in 2005 and will continue in 2006.
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
      The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron-formations. Individual deposits tend to be small with complex ore-waste contact relationships. The Koolyanobbing operations reserves are derived from 14 separate mineral deposits distributed over a 100-kilometer operating radius. The mineralization at Cockatoo Island is predominantly friable, hematite-rich sandstone that produces premium high grade, low impurity direct shipping fines.
      Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models are then constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.
      Mine Facilities and Equipment. Each of the North American mines has crushing, concentrating, and pelletizing facilities. There are crushing and screening facilities at Koolyanobbing and Cockatoo Island. The facilities at each site are in satisfactory condition, although they require routine capital and maintenance expenditures on an ongoing basis. Certain mine equipment generally is powered by electricity, diesel fuel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2005, for each of the North American mines is set forth in the chart below.

	Total Historical Cost of Mine
	Plant and Equipment (Excluding
	Real Estate and Construction in
	Progress), Net of Applicable
	Accumulated Amortization and
Location and Name	Depreciation

	(In millions)
Michigan (Marquette Range)
Empire	$113.5	(1)
Tilden	211.9	(2)
Minnesota (Mesabi Range)
Hibbing	451.3	(3)
Northshore	78.6	(4)
United Taconite	33.6	(5)
Canada (Newfoundland and Quebec)
Wabush	359.6	(3)
Portman	102.9	(6)

Total	$1,351.4

(1)	Includes capitalized financing costs of $11.5 million, net of accumulated amortization.

(2)	Includes capitalized financing costs of $22.2 million, net of accumulated amortization.

(3)	Does not reflect depreciation, which is recorded by the individual venturers.

(4)	As noted above, the assets of the Northshore mine were purchased from Cyprus Minerals in 1994.

(5)	As noted above, the assets of the Eveleth Taconite mine were purchased out of bankruptcy by United Taconite in 2003.

(6)	Represents appraised value of plant and equipment at Koolyanobbing. Plant and equipment at Cockatoo Island is minimal.
We directly own approximately one-half of the remaining ore reserves at the Empire mine and approximately three percent of the reserves at the Hibbing mine, and lease or sublease the balance of the reserves from their owners. We own all of the ore reserves at the Tilden mine. The ore reserves at Northshore, United Taconite and Wabush Mines are owned by others and leased or subleased directly to those mines. The Koolyanobbing operations and Cockatoo Island ore reserves are derived from Crown lands owned and managed by the Western Australia state government.
      In 2005, there were modest reductions to the estimated ore reserve at Empire, United and Wabush and an increase in the ore reserves at Hibbing Taconite. The ore reserves at Empire were reduced by 2 million tons to eliminate difficult processing ore having a high stripping ratio in the CD-II deposit. At United Taconite, the ore reserves decreased by 2 million tons reflecting minor adjustments and corrections to the previous estimate completed in 2004. The ore reserves at Wabush were reduced by less than 1 million tons due to higher than anticipated operating costs. At Hibbing Taconite, a completely revised and updated ore reserve estimate increased the reserve by 4 million tons.
      The reduction in our ore reserve estimates for the Empire mine is due to the inability to develop effective mine plans that produce cost-justified combinations of production volume, ore quality and stripping requirements with our 2003 reserve base. A more detailed description of the reduction in ore reserve estimates for the Empire mine is contained in Item 1A — Risk Factors. The reduction in our ore reserve estimates for Wabush is largely a reflection of increased operating costs, the impact of currency exchange rates and a reduction in maximum mining depth due to dewatering capabilities based on a hydroanalysis evaluation. Partially offsetting these impacts was the impact of higher Eastern Canadian pellet pricing. A more detailed description of the reduction in ore reserve estimates for Wabush is contained in Item 1A — Risk Factors.
Competition
      We compete with several iron ore producers in North America, including Iron Ore Company of Canada, Quebec Cartier Mining Company and U.S. Steel, as well as other steel companies that own interests in iron ore mines may have excess iron ore inventories. In addition, significant amounts of iron ore have, since the early 1980s, been shipped to the United States from Brazil and Venezuela in competition with iron ore produced by us.
      As the North American steel industry continues to consolidate, a major focus of the consolidation is on the continued life of the integrated steel industry’s raw steelmaking operations, i.e., blast furnaces and basic oxygen furnaces that produce raw steel. Some steelmakers are importing semi-finished steel slabs as an alternative to using blast furnaces and basic oxygen furnaces to produce steel because of the costs associated with relining blast furnaces and maintaining coke ovens. These imported steel slabs can be converted and finished in the steelmaker’s downstream finishing facilities. If the trend continues, and more slabs are imported, the demand for pellets that are used primarily in blast furnaces would diminish. In addition, other competitive forces have become a large factor in the iron ore business. Electric furnaces built by “mini-mills,” which are steel recyclers, generally produce steel by using scrap steel, not iron ore pellets, in their electric furnaces.
      Competition among the sellers of iron ore pellets is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer.
      Portman is the third largest iron ore mining company in Australia and exports iron ore products to China and Japan, in the world seaborne trade. Portman competes with major iron ore exporters from Australia, Brazil and India.
Environment

North America
      In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our North American capital expenditures relating to environmental matters were $8.3 million in 2005 and $7.3 million in 2004. It is estimated that approximately $17.3 million will be spent in 2006 for capital environmental control facilities.
      Various legislative bodies and federal and state agencies are continually promulgating new laws and regulations affecting us, our customers, and our suppliers in many areas, including waste discharge and disposal, hazardous classification of materials and products, air and water discharges, and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations would be reasonably expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.
      The iron ore industry has been identified by the EPA as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize MACT standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. We must comply with the new requirements no later than October 30, 2006. Our projected capital expenditures in 2006 to meet the MACT standards are approximately $4.4 million. In December 2003, we filed a Petition to Delist Taconite Iron Ore Processing from MACT under Section 112 of the Clean Air Act based upon extensive data analyses, human health and ecological risk assessments that are believed to demonstrate that a MACT regulation for taconite operations is not warranted.

Typically, the EPA’s consideration of a petition is an iterative process extending over several months, with a longer period for controversial subjects. On January 23, 2004, the National Wildlife Federation, Minnesota Conservation Federation, Lake Superior Alliance and Save Lake Superior Association filed a petition for review of the EPA’s final MACT rule in the United States Court of Appeals for the District of Columbia. This petition challenges the EPA’s decision not to impose standards for mercury and asbestos and monitoring of formaldehyde from taconite indurating furnaces. We filed a petition to intervene in this case. Subsequently, the Court remanded to EPA the asbestos and mercury rules. The National Wildlife Federation also voluntarily dismissed the petition with respect to the formaldehyde rules.
      Our environmental liability includes our obligations related to five North American sites which are independent of our iron mining operations, three former iron ore-related sites, two leased land sites where we are lessor, and miscellaneous remediation obligations at our operating units. Included in our December 31, 2005 obligation is $5.2 million for the estimated remaining clean-up costs related to a PCB spill at the Tilden Mine in the fourth quarter of 2005. The obligation also includes federal and state sites where we are named as a potentially responsible party (“PRP”), such as the Milwaukee Solvay site and the Rio Tinto mine site in Nevada, described in “Item 3. Legal Proceedings,” and where significant site cleanup activities have taken place, and the Kipling and Deer Lake sites in Michigan.
      On February 10, 2006, our Northshore mine received a Notice of Violation (“Notice”) from the EPA. The Notice cites four alleged violations: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore mine violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology (“BACT”) requirements associated with the furnace restarts); and (4) failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. The alleged violations relating to the restart of Furnaces 11 and 12 occurred prior to our acquisition of Northshore (formerly Cyprus Northshore Mining Company) in a share purchase in 1994. We are currently investigating the allegations contained in the Notice.
Australia
      Portman achieved significant progress in environmental management during 2005. As production activity from the new operations at Mt. Jackson and Windarling consolidated, the emphasis in environmental management shifted from control of mine establishment and construction activities to implementation and ongoing development of the Koolyanobbing Project Environmental Management System and conservation initiatives.
      The key elements of a number of environmental management plans that were required under governmental approvals were consolidated into one system manual in 2005. The environmental management system was reviewed in October 2005 and determined to be on schedule to achieve certification to the ISO14001 Standard within the following 18 months.
      For additional information on our environmental matters, see “Item 3. Legal Proceedings” and Note 6 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2005.
Energy
      Electricity. The Empire and Tilden mines each have electric power supply contracts with Wisconsin Electric Power Company (“WEPCO”) that are effective through 2007 and include an energy price cap and certain power curtailment features. We are currently in dispute with WEPCO regarding certain pricing provisions of our contract. See “Item 3. Legal Proceedings.”
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
      Wabush owns a portion of the Twin Falls Hydro Generation facility that provides power for Wabush’s mining operations in Newfoundland. We have a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.
      Koolyanobbing and its associated satellite mines draw power from independent diesel fuelled power stations and generators. The primary Koolyanobbing power supply contract has been extended beyond its original term, with temporary additional power being installed to assist with immediate expansion requirements. Portman’s longer term power supply options are currently under review.
      Electrical supply on Cockatoo Island is diesel generated. The powerhouse adjacent to the processing plant powers the shiploader, fuel farm and the processing plant. The workshop and administration office is powered by a separate generator.
      Process Fuel. We have contracts providing for the transport of natural gas for our United States iron ore operations. The Empire and Tilden mines have the capability of burning natural gas, coal, or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. mines have the capability of burning natural gas, with higher recent natural gas prices, the pelletizing operations for the U.S. mines utilize alternate fuels when practicable. Wabush Mines has the capability to burn oil and coke breeze.
Research and Development
      We have been a leader in iron ore mining technology for more than 150 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use today of sophisticated computers and global positioning satellite systems, we and our managed mines have been leaders in the application of new technology to the centuries-old business of mineral extraction.
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
      As part of our efforts to develop alternative metallic products, we participated in Phase II of the Mesabi Nugget Project to test and develop technology for converting iron ore into nearly pure iron in nugget form. See “Other Related Items — Mesabi Nugget Project” in Item 7 for a further discussion of the Project.
      Portman does not have any material research and development projects.

Employees
      As of December 31, 2005, there were a total of 4,085 employees:

Mining Operations	Salaried	Hourly	Total

Empire	108	520	628
Tilden	112	566	678
LS&I Railroad	12	120	132

Subtotal(1)	232	1,206	1,438
Hibbing	122	566	688
Northshore	138	361	499
Wabush	171	627	798
United Taconite	84	382	466
Portman	62	12	74
Corporate/ Support Services	122		122

Total(2)	931	3,154	4,085

(1)	We combined the workforces of the Empire and Tilden mines and LS & I Railroad for administrative purposes in 2003.

(2)	Includes our employees and the employees of the North American joint ventures.
      Hourly employees at our North American mining operations (other than Northshore) are represented by the USWA under collective bargaining agreements. In August 2004, four-year labor agreements were ratified between each of the Hibbing, Tilden, United Taconite and Empire mines and the USWA covering the period to August 1, 2008. Also, in October 2004, we entered into a five-year agreement with the USWA covering the employees of the Wabush mine, which expires on March 1, 2009. Hourly employees of one of our wholly owned railroads are represented by six unions with labor agreements expiring at various dates.
      As part of Cleveland-Cliffs Inc Core Values, the Company continues to pursue safety through the enterprise-wide safety initiatives. A reportable incident rate of 2.0 was established as our North American safe production goal for 2005. Although the target was not achieved at all of our mines, the overall incident rate of 2.56 was the second best safety performance in the Company’s history as defined by the MSHA for total reportable incidents. According to MSHA, the industry frequency rate for total reportable incidents for U.S. mines, mills and shops (excluding coal) was 3.96 per 200,000 employee hours worked in 2005. Our frequency rate for lost-time incidents in 2005 was the best in company history at 1.3 per 200,000 employee hours worked. Unfortunately, during the year a tragic accident occurred at one of the Michigan mining operations when an employee was fatally injured while working at the production plant.
      At the Koolyanobbing operation, the Lost Time Injury Frequency Rate (“LTIFR”) for the year was 4.0, which is slightly below the Australian metalliferous open pit mining average of 4.1. During 2005, four Lost Time Injuries (“LTI’s”) were recorded, regrettably including one fatality. At Cockatoo Island, two LTI’s were incurred, resulting in a LTIFR of 7.29 for the year.

Item 3.	Legal Proceedings.
      Wisconsin Electric Power Company. Two of the Company’s mines, Tilden and Empire (“the Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. On September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute as provided for in their contracts with WEPCO. WEPCO filed its reply on October 8, 2005, which included a counterclaim for damages in an amount of in excess of $4.1 million resulting from an alleged failure of Tilden to notify WEPCO of planned production in excess of seven million tons per year. We consider WEPCO’s counterclaim to be without merit and intend to defend the counterclaim vigorously. Pursuant to the terms of the relevant contracts, the undisputed amounts are being paid to WEPCO, while the disputed amounts are being deposited into an interest-bearing escrow account maintained by a bank. For the period ending December 31, 2005, the Mines have deposited $75.8 million into the escrow account, of which $5.3 million was deposited in January 2006. An amount of $73.0 million, of which $61.3 million is included in the escrow deposit and $11.7 million has been paid directly to WEPCO, is expected to be recovered in early-2006; however, we have been advised by WEPCO that they will oppose any release of these recoverable amounts from the escrow until completion of the arbitration.
      Maritime Asbestos Litigation. Two new maritime asbestos cases were brought against subsidiaries of the Company in the third quarter of 2005. As has been previously disclosed, The Cleveland-Cliffs Iron Company (“Iron”) and/or The Cleveland-Cliffs Steamship Company have been named defendants in 483 actions brought from 1986 to date by former seamen (or their administrators) in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been administratively dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured, subject to self-insured retentions by the insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on these claims.
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
      On August 26, 2004, we received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. On July 14, 2005, we received a General Notice Letter from the EPA notifying us that the EPA believes we may be liable under CERCLA and requesting that we, along with other PRPs, voluntarily perform clean-up activities at the site. We have responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating our willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, we received correspondence from the EPA with a proposed Consent Order and informing us that three other PRPs had also expressed interest in negotiating with the EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised us that it has incurred $.5 million in past response costs, which the EPA will seek to recover from us and the other PRPs. We increased our environmental reserve for Milwaukee Solvay by $.5 million in 2005 for potential additional exposure.
      On December 23, 2005, we entered into a letter of intent with Kinnickinnic Development Group LLC (“KK Group”) pursuant to which the KK Group would acquire and redevelop the Milwaukee Solvay site.

Under the terms of the letter of intent, KK Group would acquire our mortgage on the site in consideration for the assumption of all our environmental obligations with respect to the site and a cash payment of $2,250,000. In addition, KK Group would be required to deposit $4 million into an escrow account to fund any remaining environmental clean-up activities on the site and to purchase insurance coverage with a $5 million limit. We are currently drafting definitive agreements documenting this agreement. Closing of the transaction would occur within sixty-one days of signing definitive agreements.
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
      The Rio Tinto Trustees have made available for public comment their plans for the assessment of Natural Resource Damages (“NRD”). The RTWG commented on the plans and also are in discussions with the Rio Tinto Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a NRD claim under CERCLA. There is no monetized NRD claim at this time.
      During 2005, the focus of the RTWG has been on development of alternatives for remediation of the mine site. A draft of an alternatives study has recently been reviewed with the Rio Tinto Trustees and the alternatives have essentially been reduced to three: (1) no action; (2) long-term water treatment, and (3) removal of the tailings. The estimated costs range from approximately $1 million to $27 million. In recognition of the potential for an NRD claim, the parties are exploring the possibility of a global settlement that would encompass both the site decision and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD. The Company’s recorded reserve of approximately $1.2 million reflects its estimated costs for completion of the existing Consent Order and the minimum “no action” alternative based on the current Participation Agreement.
Northshore Notice of Violation
      On February 10, 2006, our Northshore mine received a Notice from the EPA. The Notice cites four alleged violations: (1) that Northshore violated the PSD requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore mine violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and BACT requirements associated with the furnace 12 restarts); and (4) failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. The alleged violations relating to the restart of Furnaces 11 and 12 occurred prior to our acquisition of Northshore (formerly Cyprus Northshore Mining Company) in a share purchase in 1994. We are currently investigating the allegations contained in the Notice.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with Cleveland-Cliffs Inc as of February 17, 2006	Age

J. S. Brinzo	Chairman and Chief Executive Officer	64
D. H. Gunning	Vice Chairman	63
J. A. Carrabba	President and Chief Operating Officer	53
W. R. Calfee	Executive Vice President-Commercial	59
D. J. Gallagher	Executive Vice President, Chief Financial Officer and Treasurer	53
R. L. Kummer	Senior Vice President-Human Resources	49
J. A. Trethewey	Senior Vice President-Business Development	61
      There is no family relationship between any of our executive officers, or between any of our executive officers and any of our Directors. Officers are elected to serve until successors have been elected. All of the above-named executive officers were elected effective on the dates listed below for each such officer.
      The business experience of the persons named above for the last five years is as follows:

J.S. Brinzo	Chairman and Chief Executive Officer, Cleveland-Cliffs Inc,
January 1, 2000 to June 30, 2003
Chairman, President and Chief Executive Officer, Cleveland-Cliffs Inc,
July 1, 2003 to May 23, 2005.
Chairman and Chief Executive Officer, Cleveland-Cliffs Inc,
May 23, 2005 to date.
D.H. Gunning	Consultant and Private Investor
December 1997 to April 15, 2001.
Vice Chairman, Cleveland-Cliffs Inc,
April 16, 2001 to date.
J.A. Carrabba	General Manager, Weipa Bauxite Operation, Comalco Aluminum
March 1, 2000 to April 20, 2003.
President and Chief Operating Officer, Diavik Diamond Mines,
April 21, 2003 to May 22, 2005.
President and Chief Operating Officer, Cleveland-Cliffs Inc,
May 23, 2005 to date.
W.R. Calfee	Executive Vice President — Commercial, Cleveland-Cliffs Inc,
October 1, 1995 to date.
D.J. Gallagher	Vice President — Sales, Cleveland-Cliffs Inc,
August 1, 1998 to July 28, 2003.
Senior Vice President, Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc,
July 29, 2003 to May 9, 2005.
Executive Vice President, Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc,
May 10, 2005 to date.

R.L. Kummer	Vice President, Human Resources, Government and Public Affairs, Kennecott Energy Company,
June 1, 1999 to August 31, 2000.
Vice President — Human Resources, Cleveland-Cliffs Inc,
September 5, 2000 to December 31, 2002.
Senior Vice President — Human Resources, Cleveland-Cliffs Inc,
January 1, 2003 to date.
J.A. Trethewey	Senior Vice President — Operations Services, Cleveland-Cliffs Inc,
June 1, 1999 to March 15, 2001.
Senior Vice President — Business Development, Cleveland-Cliffs Inc,
March 15, 2001 to April 23, 2003.
Senior Vice President — Operations Improvement, Cleveland-Cliffs Inc,
April 24, 2003 to May 31, 2004.
Senior Vice President — Business Development, Cleveland-Cliffs Inc,
June 1, 2004 to date.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Information
      Our Common Shares (ticker symbol CLF) are listed on the New York Stock Exchange. The shares are also listed on the Chicago Stock Exchange.
Common Share Price Performance and Dividends
      All per-share information has been adjusted retroactively to reflect the two-for-one stock split effective December 31, 2004.

	2005			2004

	High	Low	Dividends	High	Low	Dividends

First Quarter	$88.35	$46.80	$.10	$34.04	$21.28	$
Second Quarter	75.50	51.14	.10	33.84	19.71
Third Quarter	88.67	56.85	.20	40.25	25.03
Fourth Quarter	99.25	70.90	.20	53.56	33.35		.10

Year	99.25	46.80	$.60	53.56	19.71		$.10

      At February 14, 2006, we had 1,631 shareholders of record.
Unregistered Sales of Equity Securities and Use of Proceeds.
      On September 30, 2005, October 14, 2005, and November 15, 2005, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 25 shares of common stock, par value $.50 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $2,195.50 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one managerial employee under the VNQDC Plan.

Issuer Purchases of Equity Securities

				(d)
				Maximum
				Number (or
			(c)	Approximate
			Total Number of	Dollar Value) of
	(a)	(b)	Shares (or Units)	Shares (or
	Total Number of	Average Price Paid	Purchased as Part	Units) that May
	Shares (or	per Share (or	of Publicly	Yet be Purchased
	Units) Purchased	Unit)	Announced Plans or	Under the Plans
Period	(1)	$	Programs (2)	or Programs

October 1-31, 2005
November 1-30, 2005	15,614	95.07
December 1-31, 2005

Total	15,614	95.07

(1)	Shares were acquired by the Company from certain employees in connection with the vesting of restricted stock. Whole shares were repurchased to satisfy the tax withholding obligations of the employees on November 30, 2005.

(2)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program.

Item 6.	Selected Financial Data.
Summary of Financial and Other Statistical Data
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	2005 (a)	2004	2003	2002	2001

Financial Data (In Millions, Except Per Share Amounts and Employees)
Operating Income (Loss) From Continuing Operations (Pre-Tax)
Revenue From Product Sales and Services	$1,739.5	$1,203.1	$825.1	$586.4	$319.3
Cost of Goods Sold and Operating Expenses	(1,350.5)	(1,053.6)	(835.0)	(582.7)	(358.7)
Other Operating Income (Expense)	(32.5)	(31.9)	(38.4)	(65.4)	10.0

Operating Income (Loss)	356.5	117.6	(48.3)	(61.7)	(29.4)
Income (Loss) From Continuing Operations	273.2	320.2	(34.9)	(66.4)	(19.5)
Income (Loss) From Discontinued Operations	(.8)	3.4		(108.5)	(12.7)

Income (Loss) Before Extraordinary Gain and Cumulative Effect of Accounting Changes	272.4	323.6	(34.9)	(174.9)	(32.2)
Extraordinary Gain			2.2
Cumulative Effect of Accounting Changes Income (Loss)(b)	5.2			(13.4)	9.3

Net Income (Loss)	277.6	323.6	(32.7)	(188.3)	(22.9)
Preferred Stock Dividends	(5.6)	(5.3)

Income (Loss) Applicable to Common Shares	272.0	318.3	(32.7)	(188.3)	(22.9)
Earnings (Loss) Per Common Share — Basic(c) Continuing Operations	12.32	14.78	(1.70)	(3.29)	(.97)
Discontinued Operations	(.04)	.16		(5.36)	(.63)
Cumulative Effect of Accounting Changes and Extraordinary Gain	.24		.10	(.66)	.46

Earnings (Loss) Applicable to Common Shares	12.52	14.94	(1.60)	(9.31)	(1.14)
Earnings (Loss) Per Common Share — Diluted(c) Continuing Operations	9.81	11.68	(1.70)	(3.29)	(.97)
Discontinued Operations	(.03)	.12		(5.36)	(.63)
Cumulative Effect of Accounting Changes and Extraordinary Gain	.19		.10	(.66)	.46

Earnings (Loss) Per Common Share(c)(d)	9.97	11.80	(1.60)	(9.31)	(1.14)
Total Assets	1,746.7	1,232.3	881.6	718.1	818.5
Debt Obligations Effectively Serviced(e)	49.6	9.1	34.6	67.4	173.9
Net Cash From (Used By) Operating Activities	514.6	(141.4)	42.7	40.9	28.9
Redeemable Cumulative Convertible Perpetual Preferred Stock	172.5	172.5
Distributions to Preferred Shareholders Cash Dividends	5.6	5.3
Distributions to Common Shareholders Cash Dividends
— Per Share(c)	.60	.10			.20
— Total	13.1	2.2			4.1
Repurchases of Common Shares		6.5
Pro Forma Results Assuming Accounting Changes Made Retroactively(f) Net Income (Loss)		322.4	(32.4)	(186.9)	(24.0)
Per Share(c)
— Basic		14.88	(1.58)	(9.25)	(1.19)
— Diluted		11.76	(1.58)	(9.25)	(1.19)
North American Iron Ore Production and Sales Statistics (Tons in Millions — North America; Tonnes in Millions — Australia )
Production Tons — North America	35.9	34.4	30.3	27.9	25.4

	2005 (a)	2004	2003	2002	2001

Tonnes — Australia	5.2
Company’s Share of Iron Ore Production — North America (tons)	22.1	21.7	18.1	14.7	7.8
— Australia (tonnes)	5.2
Sales Tons — North America	22.3	22.6	19.2	14.7	8.4
Tonnes — Australia	4.9
Common Shares Outstanding (Millions)(c)
— Average for Year	21.7	21.3	20.5	20.2	20.2
— At Year-End	21.9	21.6	21.0	20.2	20.2
Employees at Year-End(g)	4,085	3,777	3,956	3,858	4,302

(a)	On April 19, 2005, we completed the acquisition of 80.4 percent of Portman, the third largest iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of Portman’s outstanding shares. Results for 2005 include Portman’s results since the acquisition.

(b)	Effective January 1, 2005, we adopted EITF 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. Effective January 1, 2002 we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and effective January 1, 2001 we changed our method of accounting for investment gains and losses on pension assets for the recognition of pension expense.

(c)	On November 9, 2004 the Board of Directors of the Company approved a two-for-one stock split of its Common Shares. The record date for the stock split was December 15, 2004 with a distribution date of December 31, 2004. Accordingly, all Common Shares and per share amounts have been adjusted retroactively to reflect the stock split. Additionally, all diluted per share amounts reflect the “as-if-converted” effect of our convertible preferred stock as required by Emerging Issues Task Force Consensus 04-8.

(d)	In 2003 we recognized a $2.2 million extraordinary gain in the acquisition of the assets of Eveleth Mines; $3.3 million acquisition and startup costs for this same mine, renamed United Taconite and $8.7 million of restructuring charges related to a salaried employee reduction program. Results for 2002 include a $95.7 million and $52.7 for impairment charges relating to discontinued operation and impairment of mining assets, respectively.

(e)	Includes our share of unconsolidated ventures and equipment acquired on capital leases; includes short-term portion.

(f)	The pro forma results include the effect on prior years for the retroactive impact of changes in accounting methods related to: (1) adoption in 2002 of the asset retirement obligation (expense of $.8 million or $.04 per share in 2001); and (2) adoption at January 1, 2005, of the accounting for stripping costs; Income (expense) of ($1.2) million, $.3 million, $1.4 million and ($.3) million for 2004, 2003, 2002 and 2001, respectively; and related diluted per share amounts ($.04), $.02, $.06 and ($.01).

(g)	Includes employees of managed mining ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Cleveland-Cliffs Inc (the “Company,” “we,” “us,” “our,” and “Cliffs”) is the largest producer of iron ore pellets in North America. We sell the majority of our pellets to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota, and Eastern Canada that currently have a rated capacity of 37.5 million tons of iron ore pellet production annually, representing 45.9 percent of the current North American pellet production capacity. The other iron ore mines in the U.S. and Canada have an aggregate rated capacity of 22.9 million tons and 21.2 million tons, respectively. Based on our percentage ownership in the mines we operate, our share of the rated pellet production capacity is currently 23.0 million tons annually, representing approximately 28 percent of total North American annual pellet capacity.

      On April 19, 2005, Cleveland-Cliffs Australia Pty Limited (“Cliffs Australia”), an indirect wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman Limited (“Portman”), the third-largest iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. Portman serves the Asian iron ore markets with direct-shipping fines and lump ore from two iron ore projects, both located in Western Australia. Portman’s full-year 2005 production (excluding its .6 million metric ton (“tonne”) share of the 50 percent-owned Cockatoo Island joint venture) was approximately 6.0 million tonnes. Portman currently has a $61 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the end of the first quarter of 2006. The production is committed to steel companies in China and Japan for approximately four years.
      The Portman acquisition represents another significant milestone in our long-term strategy to seek additional iron ore mine investment opportunities and to transition our Company from primarily a mine management company and mineral holder to an international merchant mining company.
      The purchase price for the 80.4 percent interest in Portman was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to the transaction, which were charged to operations in the first quarter of 2005.
      The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a new three-year $350 million revolving credit facility. The outstanding balance was repaid in full on July 5, 2005.
      Our statement of consolidated financial position as of December 31, 2005, reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by our management based on the information currently available. An appraisal of assets and liabilities has not yet been finalized, and is expected to be complete by March 31, 2006. While we do not expect any material changes, the purchase price allocation remains subject to revision through the allocation period ending in the first quarter of 2006. A significant portion of the purchase price was allocated to iron ore reserves, which will be depleted on a unit-of-production basis over the productive life of the reserve.
      As a result of the Portman acquisition, we now operate in two reportable segments: the North American segment and the Australian segment, also referred to as Portman.
      Prior to 2002, we primarily held a minority interest in the mines we managed, with the majority interest in each mine held by various North American steel companies. Our earnings were principally comprised of royalties and management fees paid by the partnerships, along with sales of our equity share of the mine pellet production. Faced with marked deterioration in the financial condition of many of our partners and customers, we embarked on a strategy to reposition ourselves from a manager of iron ore mines on behalf of steel company partners to primarily a merchant of iron ore through increasing our ownership interests in our managed mines.
      Our successful navigation of numerous customer and partner bankruptcies and the corresponding consolidation of the industry in recent years have resulted in our emerging with new long-term supply agreements, at more favorable pricing, with steel company partners and customers that are financially stronger than their predecessors. One premier example is the former International Steel Group, Inc. (“ISG”), which consolidated several bankrupt steel companies. In 2002, we invested $13.0 million in ISG to support its acquisition of bankrupt LTV Corporation’s idled steelmaking assets, receiving a seven percent stake in return. We also entered into a 15-year term sales agreement to supply all of ISG’s pellet requirements for its Cleveland and Indiana Harbor plants. Later in 2002, we invested another $4.4 million to support ISG’s acquisition of the steelmaking assets of Acme Metals Incorporated (“Acme”) and invested another $10.7 million of pension trust assets in 2003 to support ISG’s acquisition of Bethlehem Steel Corporation’s (“Bethlehem”) assets. In conjunction with its acquisition of Bethlehem, ISG acquired Bethlehem’s 62.3 percent equity interest in the Hibbing Taconite Company — Joint Venture (“Hibbing”). Through these investments, we received 5.9 million shares (5.1 million shares of directly-held and .8 million shares held in our pension trust) in return for our original investment. In 2004, we realized a $152.7 million pre-tax ($99.3 million after-tax) gain on the sale of our 5.1 million shares of directly-held ISG common stock. Also in 2004, ISG acquired the bankrupt assets of Weirton Steel Corporation (“Weirton”) and Georgetown Steel Corporation. In conjunction with its acquisition of Weirton, ISG assumed our term supply agreement with Weirton with some modifications.
      ISG agreed to merge with Mittal Steel Company N.V. (“Mittal”), the parent company of Ispat Inland Inc. (“Ispat”), in 2005, resulting in the world’s largest steel company. Effective January 3, 2006, Ispat was merged with and into Mittal Steel USA ISG Inc. and renamed Mittal Steel USA Inc. (“Mittal Steel USA”).
      In 2004, we also significantly improved our liquidity initially through our January, 2004 offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock. The proceeds from the issuance were utilized to repay the remaining $25 million balance of our unsecured notes and to fund $76.1 million into our underfunded salaried and hourly pension funds and retiree healthcare accounts (“VEBAs”). Additionally, the proceeds from the sale of ISG stock and cash flow from operations provided us with the liquidity for capital expenditures to maintain and expand our production capacity and to complete the acquisition of Portman. We intend to continue to pursue investment and operations management opportunities to broaden our scope as a supplier of iron ore to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to capitalize on global demand for steel and iron ore.
      Our strategic redirection and acceptance of additional risks of increased mine ownership followed by significant increases in iron ore demand and pricing culminated in record operating income in 2004 and again in 2005, solid financial condition, and a strong base for future growth.
      Our share of North American production in 2005 was a record 22.1 million tons. Mine operating costs on a per-ton basis increased by approximately 14 percent in 2005 versus 2004 primarily due to higher energy, supply pricing and royalties. From a safety standpoint, 2005 was the second best safety performance in the company’s 158 year history at 2.56 per 200,000 employee hours worked as defined by the Mine Safety and Health Administration (“MSHA”) for total reportable incidents. According to MSHA, the industry frequency rate for total reportable incidents for U.S. mines, mills and shops (excluding coal) was 3.96 per 200,000 employee hours worked in 2005. Our frequency rate for lost-time incidents in 2005 was the best in company history at 1.3 per 200,000 employee hours worked. Unfortunately, during the year a tragic accident occurred at one of the Michigan mining operations when an employee was fatally injured while working at the production plant.
      At the Koolyanobbing operation, the Lost Time Injury Frequency Rate (“LTIFR”) for the year was 4.0, which is slightly below the Australian metalliferous open pit mining industry average of 4.1. During 2005, four Lost Time Injuries (“LTI’s”) were recorded at the Koolyanobbing operation, regrettably including one fatality. At Cockatoo Island, two LTI’s were incurred, resulting in a LTIFR of 7.29 for the year. Portman’s safety statistics include employees and contractors.
      Our operating objectives are to maximize safe production, efficiency and productivity at our mines. All of the mines and processing facilities have been in existence for several decades and are energy and labor intensive operations. Energy comprises approximately 27 percent of our mine production costs. We continue to strive for employment productivity improvements to offset rising energy and employee medical and legacy costs. Employees at the Empire Iron Mining Partnership (“Empire”) and Tilden Mining Company L.C. (“Tilden”) in Michigan and Hibbing Taconite and United Taconite mines in Minnesota, represented by the United Steelworkers of America (“USWA”), ratified four-year labor agreements that are comparable to other USWA contracts in the industry. The agreements provide for wage increases and additional funding into employee pension plans and VEBAs in exchange for employees and future retirees sharing in healthcare insurance costs and certain other provisions that will continue to improve productivity. (See “Labor Contracts.”)

Two-for-One Stock Split
      On November 9, 2004, the Board of Directors of the Company approved a two-for-one stock split of its Common Shares with a corresponding decrease in par value from $1.00 to $.50. The record date for the stock split was December 15, 2004 with a distribution date of December 31, 2004. Accordingly, all Common Shares, per-share amounts, stock compensation plans and preferred stock conversion rates have been adjusted retroactively to reflect the stock split. Additionally, all diluted per-share amounts reflect the “as-if-converted” effect of the Company’s convertible preferred stock as required by Emerging Issues Task Force Consensus 04-8, “The Effect of Contingently Convertible Instruments on Dilute Earnings per Share.”
Key Operating and Financial Indicators
      Following is a summary of the Company’s key operating and financial indicators for the years 2005, 2004 and 2003:

	2005	2004	2003

North American Pellet Sales (Million Tons)	22.3	22.6	19.2
Australian Iron Ore Sales (Million Tonnes)	4.9
Revenues from Iron Ore Sales and Services (Millions)*	$1,512.2	$995.0	$686.8
Pellet Production (Million Tons)
Total	35.9	34.4	30.3
Company’s Share	22.1	21.7	18.1
Australian Iron Ore Production (Million Tonnes)	5.2
Sales Margin (Loss) (Millions)
North America	$358.6	$149.5	$(9.9)
Australia	$30.4
Income (Loss) from Continuing Operations
Amount (Millions)	$273.2	$320.2	$(34.9)
Per Share (Diluted)	$9.81	$11.68	$(1.70)
Net Income (Loss)
Amount (Millions)	$277.6	$323.6	$(32.7)
Per Share (Diluted)	$9.97	$11.80	$(1.60)

*	The Company also received revenues of $227.3 million, $208.1 million and $138.3 million in 2005, 2004 and 2003, respectively, related to freight and venture partners’ cost reimbursements.
      North American iron ore pellet sales decreased .3 million tons from the previous record of 22.6 million tons sold in 2004. The sales decrease primarily reflected a slowdown in the North American steel industry in mid-2005 brought on by production reductions at North American steel companies undertaken to mitigate lower global steel pricing. Iron ore pellet production for our account increased .4 million tons largely due to the full-year production at United Taconite, which was acquired in December 2003, and higher production at all mines except Empire and Northshore.
      Our increase in 2005 North American sales margin from 2004 was principally due to an increase in sales prices partially offset by higher production costs and lower volume. The increase in sales prices reflected the effect on term sales contract escalators of higher steel prices, an increase in international pellet prices, and higher Producers Price Indices (“PPI”). Production costs were adversely affected by higher energy and supply pricing, increased maintenance costs and higher royalty rates due to increased pellet sales pricing. On a year-over-year basis, these factors were partly offset by the fixed-cost effect of a 14-week labor stoppage at Wabush Mines (“Wabush”) in the third quarter of 2004, the impact of a weaker U.S. dollar on our share of Wabush production costs, and costs incurred related to 2004 U.S. labor negotiations.
      Portman’s sales of lump ore and fines were 4.9 million tonnes since the acquisition. Iron ore production was 4.7 million tonnes, excluding .5 million tonnes at Cockatoo Island, since the acquisition.

      Our business is affected by a number of factors, which are described in detail under Item 1A. Risk Factors. As we have increased our role as a merchant of iron ore to steel company customers, we have become more dependent on the revenues from our term supply agreements. Because our agreements are largely requirements contracts, those revenues are heavily dependent on customer consumption of iron ore. Customer requirements may be affected by increased use of iron ore substitutes, including imported semi-finished steel, customer rationalization or financial failure, and decreased North American steel production resulting from increased imports or lower steel consumption.
      Further, our North American sales are concentrated with relatively few customers. Unmitigated loss of sales would have a significantly greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including us, may be required to assume additional fixed costs and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a joint venture participant would accelerate substantial employment and mine shutdown costs.
Results of Operations
      Following is a summary of results for 2005, 2004 and 2003:

	(In Millions)

	2005	2004	2003

Income (loss) from continuing operations(a)	$273.2	$320.2	$(34.9)
Income (loss) from discontinuing operations(b)	(.8)	3.4

Income (loss) before extraordinary gain and cumulative effect of accounting changes(b)	272.4	323.6	(34.9)
Extraordinary gain(b)			2.2
Cumulative effect of accounting changes(c)	5.2

Net income (loss)
— amount	$277.6	$323.6	$(32.7)

— per share basic(d)	$12.52	$14.94	$(1.60)

— per share diluted	$9.97	$11.80	$(1.60)

Average number of shares (in thousands)
— basic	21,728	21,308	20,512
— diluted(e)	27,836	27,421	20,512

(a)	Includes charges for impairments of mining assets of $5.8 million in 2004 and $2.6 million in 2003, an after-tax gain on sale of ISG common stock, $99.3 million in 2004, and reversals of deferred tax asset valuation allowances of $8.9 million and $113.8 million in 2005 and 2004, respectively.

(b)	Net of tax and minority interest.

(c)	Net of tax.

(d)	Adjusted for preferred dividend effect of $5.6 million and $5.3 million in 2005 and 2004, respectively.

(e)	Includes 5.578 and 5.566 million shares in 2005 and 2004, respectively for the weighted average of “as-if converted” convertible preferred.
2005 Versus 2004
      The decrease in net income primarily reflected last year’s after-tax gain of $99.3 million ($152.7 million pre-tax) on the sale of all directly-held ISG stock and the fourth-quarter 2004 reversal of $113.8 million of deferred tax asset valuation allowance, largely offset by higher North American sales margins and the inclusion of earnings from Portman since March 31, 2005, when we acquired a controlling interest.

      The $47.0 million decrease in income from continuing operations reflected higher income taxes of $119.8 and $10.1 million of income attributable to the minority interest owners of Portman, partially offset by higher income before income taxes and minority interest of $82.9 million. The pre-tax earnings increase from 2004 principally reflected higher North American sales margins of $209.1 million and the inclusion of Portman’s sales margin of $30.4 million since the March 31, 2005 acquisition partially offset by last year’s gain on the sale of ISG common stock of $152.7 million. Following is a summary of the sales margin:

	(In Millions)

			Increase (Decrease)

	2005	2004	Amount	Percent

North American iron ore pellet sales (tons)	22.3	22.6	(.3)	(1.3)%

Australian iron ore sales (tonnes)	4.9		4.9	N/M

Revenues from iron ore sales and services	$1,512.2	$995.0	$517.2	52.0%
Cost of goods sold and operating expenses
Excluding production curtailments	1,123.2	840.3	282.9	33.7
Costs of production curtailments		5.2	(5.2)	(100.0)

Total Costs	1,123.2	845.5	277.7	32.8

Sales margin	$389.0	$149.5	$239.5	160.2%

North American Iron Ore

Revenues from Iron Ore Sales and Services
      Sales revenue (excluding freight and venture partners’ cost reimbursements) increased $312.7 million or 31 percent. The increase in sales revenue was due to higher sales prices, $328.0 million, partially offset by a sales volume decrease of $15.3 million. The 33 percent increase in sales prices primarily reflected the effect on Cliffs’ term sales contract price adjustment factors of an approximate 86 percent increase in international pellet pricing, higher steel pricing, higher PPI and other contractual increases, including base price increases and lag-year adjustments. Included in 2005 revenues was approximately ..9 million tons of 2005 sales at 2004 contract prices and $2.4 million of price adjustments on 2004 sales.

Cost of Goods Sold and Operating Expenses
      Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) increased $103.6 million from 2004. The increase primarily reflected higher unit production costs of $116.6 million. Lower sales volume reduced costs $13.0 million. The increases in unit production costs included higher energy pricing, $50.4 million; increased maintenance costs, $18.7 million; higher supply prices, $16.6 million; and higher royalty rates, $13.2 million, due to increased pellet sales pricing. Production costs in 2004 were impacted by the labor stoppage at Wabush in the third quarter of 2004 of $5.2 million, a $3.4 million exchange rate effect due to the impact of a weaker U.S. dollar on our share of Wabush production costs, and $3.0 million related to 2004 U.S. labor negotiations.

Sales Margin
      The sales margin improvement of $209.1 million in 2005 was principally due to an increase in sales price, partially offset by lower volume and higher production costs.
Australian Iron Ore

Revenues from Iron Ore Sales and Services
      Sales revenue of $204.5 million on 4.9 million tonnes of Portman’s sales reflects results since the March 31, 2005, acquisition. Sales revenues for the nine-month period represent a record for Portman. At acquisition, Portman had currency derivatives used to hedge its currency exposure for a portion of its sales receipts denominated in U.S. dollars. Although Portman carried a hedge reserve, the reserve was not recognized in the allocation of purchase price. Pre-acquisition contracts, with a fair value of $13.0 million, therefore, are expensed upon delivery. Through December 31, 2005, $9.8 million of hedge contracts were settled and recognized as a reduction of revenues.

Cost of Goods Sold and Operating Expenses
      Cost of goods sold and operating expenses of $174.1 million for the nine-month period reflected the recognition of $38.6 million of basis adjustments to inventory and mineral rights due to the preliminary allocation of the $433.1 million purchase price. We continue to refine our purchase accounting developed with the assistance of an outside consultant. The current allocation of the 80.4 percent interest in Portman allocated $23.1 million to product and work in process inventories, of which approximately $19.9 million has been included in cost of goods sold through December 31, 2005. Most of the $3.2 million remaining inventory step-up is expected to be expensed prior to the end of 2006. The $18.7 million balance of the basis adjustments principally reflected increased depletion of mineral rights.

Sales Margin
      The sales margin of $30.4 million on 4.9 million tonnes of Portman’s sales reflects results since the March 31, 2005 acquisition.
Other Operating Income
      The pre-tax earnings changes for 2005 versus the comparable 2004 period also included:

•	A business interruption insurance recovery of $12.3 million related to a five-week production curtailment at the Empire and Tilden mines in 2003 due to the loss of electric power as a result of flooding in the Upper Peninsula of Michigan. Future recoveries may be forthcoming from a claim for reimbursement of insurance deductibles through subrogation.

•	Higher royalties and management fee revenue of $1.8 million, primarily reflecting higher Wabush management fees due to the approximate 86 percent increase in Eastern Canadian pellet prices.

•	Higher administrative, selling and general expense of $14.8 million reflecting higher stock-based compensation and the inclusion of $5.5 million of Portman’s 2005 expense since the March 31, 2005 acquisition.

•	Lower impairment of mining asset charges, $5.8 million. Due primarily to the significant increase in 2005 pellet pricing, we have determined, based on a cash flow analysis, that our Empire mine is no longer impaired; accordingly, capital additions at Empire in 2005 were not charged to expense.

•	Provision for customer bankruptcy exposures, $3.6 million. Results for 2005 included a $1.9 million recovery from WCI Steel Inc. (“WCI”). Results for 2004 included a first-quarter charge related to a subsidiary of Weirton, $1.6 million.

•	Miscellaneous — net expense, $9.1 million higher than the same period last year. Miscellaneous — net includes $5.2 million to clean a PCB spill at the Tilden mine in November 2005, and $1.9 million of expense at Portman since the March 31 acquisition.

Other Income (Expense)

•	Last year’s results included a $152.7 million gain on the sale of directly-held ISG common stock.

•	A 2005 gain of $9.5 million on the sale of certain assets to PolyMet Mining Inc. (“PolyMet”). (See Other Related Items — PolyMet).

•	Increased interest income of $2.4 million reflecting higher average cash and short-term marketable securities balances and slightly higher rates.

•	Increased interest expense of $3.7 million includes $2.0 million of interest expense at Portman since the March 31 acquisition, and interim borrowings in 2005 under Cliffs’ new $350 million revolving credit facility to supplement funds required for the Portman acquisition.

•	Higher other-net expense of $11.5 million primarily reflected $9.8 million of currency hedging costs associated with the Portman acquisition.

Income Taxes
      We entered 2005 with a valuation allowance to reduce a deferred tax asset related to $25.4 million of net operating losses attributable to pre-consolidation separate return years of one of our subsidiaries. In the fourth quarter of 2005, we determined, based on the existence of sufficient evidence, that we no longer required this valuation allowance. During 2005, an $8.9 million adjustment to reverse this valuation allowance was recognized. However, through our acquisition of Portman, we acquired a deferred tax asset of $11.1 million related to capital loss carryforwards with a corresponding $11.1 million deferred tax asset valuation allowance due to uncertainty about utilization of these carryforwards.
      In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required a valuation allowance other than $8.9 million related to net operating loss carryforwards described above. During 2004, a $113.8 million adjustment to reduce the valuation allowance was recognized.
      Excluding the $8.9 million and $113.8 million valuation reversals in 2005 and 2004, respectively, income tax expense of $93.7 million in 2005 was $14.9 million higher than the comparable amount last year. The increase was due to higher pre-tax income in 2005, partially offset by a lower effective tax rate.

Discontinued Operations
      Our arrangements with C.V.G. Ferrominera Orinoco C.A. of Venezuela (“Ferrominera”), a government-owned company responsible for the development of Venezuela’s iron ore industry, to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility were terminated in the third quarter of 2005. We recorded after-tax expense of $1.7 million related to this contract in 2005.
      On July 23, 2004, Cliffs and Associates Limited (“CAL”), an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to ISG. Terms of the sale included a purchase price of $8.0 million plus assumption of liabilities. CAL may receive up to $10 million in future payments contingent on HBI production and shipments. In 2005, we received payments totaling $.6 million and at December 31, 2005, we have a receivable balance of $.5 million. Mittal Steel USA closed this facility at the end of 2005 and it is unlikely we will receive further payments related to this transaction. We recorded after-tax income of approximately $.9 million in 2005.
2004 Versus 2003
      The increase in net income reflected higher North American sales margins and a $152.7 million pre-tax gain on the sale of directly-held ISG common stock. The increase in net income also included a $3.4 million increase in after-tax income related to discontinued operations and a $2.2 million after-tax extraordinary gain related to the United Taconite acquisition of the Eveleth mine assets in December 2003.

      The $355.1 million increase in income from continuing operations reflected improved pre-tax results of $320.4 million and an increase in the income tax credit of $34.7 million. The increased tax credit in 2004 reflected a $113.8 million reversal of deferred tax valuation allowance partly offset by the current year’s tax provision. Included in the pre-tax increase of $320.4 million was $152.7 million relating to a gain on sale of directly-held ISG common stock and higher sales margins of $159.4 million. Following is a summary of the sales margin:

	(In Millions)

			Increase (Decrease)

	2004	2003	Amount	Percent

Iron ore pellet sales (tons)	22.6	19.2	3.4	18%

Revenues from iron ore sales and services*	$995.0	$686.8	$308.2	45%
Cost of goods sold and operating expenses*
Excluding production curtailments	840.3	685.6	154.7	22.6
Costs of production curtailments	5.2	11.1	(5.9)	(53.2)

Total Costs	845.5	696.7	148.8	21.4

Sales margin (loss)	$149.5	$(9.9)	$159.4	N/M

*	The Company also received revenues and recognized expenses of $208.1 million and $138.3 million in 2004 and 2003, respectively, for freight charges paid on behalf of customers and cost reimbursement from venture partners.

Revenues from Iron Ore Sales and Services
      Sales revenue (excluding freight and venture partners’ cost reimbursements) increased $308.2 million or 45 percent. The increase in sales revenue was due to higher sales prices and the 3.4 million ton, or 18 percent, increase in pellet sales volume in 2004. The 22.6 million tons sold in 2004 was a record, surpassing the previous record of 19.2 million tons sold in 2003. The increase in sales price realization resulted from term sales contract escalators, primarily higher steel prices and an approximate 20 percent increase in international pellet prices.

Cost of Goods Sold and Operating Expenses
      Cost of goods sold and operating expenses increased $148.8 million, or 21 percent, from 2003, principally due to higher sales and production volume of $122.8 million, increased energy and supply pricing of $19.9 million, the fixed-cost effect of a 14-week labor stoppage at Wabush in third-quarter 2004 of $5.2 million, a $3.4 million exchange rate effect due to the impact of a weaker U.S. dollar on our share of Wabush production costs, and $3.0 million related to 2004 U.S. labor negotiations. Operating costs in 2003 included an $11.1 million fixed-cost impact caused by a five-week production curtailment at the Empire and Tilden mines relating to the loss of electric power due to flooding in the Upper Peninsula of Michigan.

Sales Margin
      The sales margin improvement of $159.4 million in 2004 was principally due to an increase in sales prices and volume, and was partially offset by higher production costs.

Other Operating Income
      The pre-tax earnings changes for 2004 versus the comparable 2003 period also included:

•	Higher royalties and management fee revenue of $.7 million, primarily reflecting higher Wabush management fees and management fees from United Taconite production.

•	Higher administrative, selling and general expense of $8.0 million reflecting higher stock-based and incentive compensation of $8.5 million.

•	Higher impairment of mining asset charges, $3.2 million. Empire’s long-lived assets were impaired in 2002. Approximately $2.2 million of the 2004 Empire fixed asset additions were related to an increase in the asset retirement obligation reflecting a one year decrease in the estimated mine life due to a change in annual production levels.

•	Lower provision for customer bankruptcy exposures, $5.9 million, related to the Weirton and WCI Steel Inc. bankruptcies.

•	Miscellaneous — net expense, $2.2 million lower than the same period last year. The decrease primarily reflected lower coal retiree expense of $1.6 million, decreased business development cost of $1.0 million, and debt restructuring fees in 2003 of $.8 million partially offset by lower rental income of $.9 million.

Restructuring Charge

•	In third-quarter 2003, we initiated a salaried reduction program as part of our cost-reduction initiatives. The action resulted in a reduction of 136 staff employees at our corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at our U.S. operations (prior to the acquisition of United Taconite). Accordingly, we recorded a restructuring charge of $8.7 million in 2003, which included non-cash pension and OPEB obligations of $6.2 million and one-time severance benefits of $2.5 million. Less than $1.6 million required cash funding in 2003, leaving a remaining severance liability of approximately $.9 million at December 31, 2003. In 2004, we expended $.7 million and recorded a credit of $.2 million in satisfaction of the obligation.

Other Income (Expense)

•	Interest expense decreased $3.8 million from 2003. The decrease principally reflected the repayment of our senior unsecured notes in January 2004.

•	Other income of $4.2 million in 2004 was $2.9 million less than in 2003. The decrease primarily related to non-strategic Michigan land sales in 2003.

Income Taxes
      Through the third quarter of 2004, we maintained a valuation allowance to reduce our deferred tax asset in recognition of uncertainty regarding utilization. In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required a valuation allowance other than $8.9 million related to net operating loss carryforwards of $25.4 million that will begin to expire in 2021, which are attributable to pre-consolidation separate return years of one of our subsidiaries. As a result, a $113.8 million adjustment to reduce the valuation allowance was recognized. Excluding the $113.8 million valuation reversal, income tax expense in 2004 of $78.9 million was $79.2 higher than 2003 principally reflecting higher pre-tax income.

Discontinued Operations
      We recorded after-tax income of $3.1 million related to CAL in 2004. The gain is classified under “Discontinued Operations” in the Statement of Consolidated Operations.
      Income in 2004 from Ferrominera, whose operations were terminated in the third quarter of 2005, was $.3 million.

Cash Flow and Liquidity
      At December 31, 2005, we had cash and cash equivalents of $192.8 million, including $54.7 million at Portman. Following is a summary of 2005 cash flow activity:

(In Millions)

Investment in Portman (net of $24.1 million cash acquired)	$(409.0)
Capital expenditures	(106.3)
Dividends — common and preferred stock	(18.7)
Payment of currency hedges	(9.8)
Net cash from operating activities	514.6
Other	7.3

Decrease in cash and cash equivalents from continuing operations	(21.9)
Cash used by discontinued operations	(2.2)

Decrease in cash and cash equivalents	$(24.1)

      Following is a summary of key liquidity measures:

	At December 31
	(In Millions)

	2005	2004	2003

Cash and cash equivalents	$192.8	$216.9	$67.8

Marketable securities-trading	$9.9	$182.7

Debt	$(7.7)		$(25.0)

Working capital	$273.3	$474.3	$97.2

      Net cash from operating activities of $514.6 million included $68.3 million related to Portman. Included in net cash from operating activities is a $172.8 million net decrease in short-term marketable securities, classified as trading, which we utilize to increase our rate of return on short-term funds. The $172.8 million net decrease in marketable securities primarily reflects the proceeds from the sale of $182.7 million of highly liquid marketable securities used in connection with our acquisition of Portman, net of $9.9 million purchases of investments with 35-day auction reset dates. The Company invests in auction rate securities to provide higher short-term returns than traditional money market investments with minimal risk of loss of capital. Cash flow from operations also reflects $86.2 million of income tax payments, $55.8 million of contributions to pension plans and VEBAs and $70.6 million of excess electric power company payments pending the outcome of an arbitration of our dispute with Wisconsin Electric Power Company’s (“WEPCO”) unilateral increase in the electric power energy rates it charges to the Empire and Tilden mines under the terms of existing electric power agreements between the parties. Approximately $67.6 million of power payments are recoverable in early 2006; however, we have been advised by WEPCO that they will oppose any release of these recoverable amounts from the escrow until completion of the arbitration. (See “Wisconsin Electric Power Company Dispute”.)
      At December 31, 2005, there were 3.3 million tons of pellets in inventory, approximately the same as last year, at a cost of $105.3 million, or a decrease of $3.0 million from December 31, 2004. At December 31, 2005, Portman had .6 million tonnes of finished product inventory at a cost of $13.8 million.
      On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The new facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The new facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. Interest rates range from LIBOR plus 1.25 percent to

LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. We were in compliance with the covenants in the credit agreement as of December 31, 2005.
      Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.0 million at December 31, 2005, after reduction of A$11.0 million for commitments under outstanding performance bonds. Portman was in compliance with its debt covenants as of December 31, 2005.
      Portman secured five-year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.7 million, accrue interest annually at five percent. The borrowings require a $.8 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.
      We anticipate that our share of capital expenditures related to the iron ore business, which was $107.9 million in 2005, will increase to approximately $174 million in 2006. We expect to fund our capital expenditures from available cash and current operations. The anticipated increase in capital expenditures is primarily due to the capacity expansion to eight million tonnes at the Koolyanobbing operation, $41.3 million and approximately $15 million for the Mesabi Nugget Project. (See Other Related Items — Mesabi Nugget Project).

Issuance of Preferred Stock
      In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 32.3354 common shares (32.6652 at February 17, 2006) per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at December 31, 2005 ($30.61 at February 17, 2006), subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any fiscal quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at December 31, 2005; this threshold was met as of December 31, 2005). The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending March 31, 2006 only. Holders of preferred stock may also convert: (1) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of our common stock and the applicable conversion rate on each such day; (2) upon the occurrence of certain corporate transactions; or (3) if the preferred stock has been called for redemption. On or after January 20, 2009, we, at our option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the redemption notice. We may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. We have reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. Our shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the SEC on July 22, 2004. The Company is no longer contractually obligated to maintain the effectiveness of the registration statement due to the expiration of the effectiveness period. Accordingly, on February 14, 2006, the Company deregistered 92,655 shares of Preferred Stock, $172,500,000 in aggregate principal amount of debentures and approximately 5.6 million common shares that have not been resold. The preferred stock is classified as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of our senior unsecured notes in the first quarter of 2004. We also used approximately $63.0 million to fund our underfunded pension plans and contributed $13.1 million to our VEBAs in 2004.
Off-Balance Sheet Arrangements and Contractual Obligations
      Other than operating leases primarily utilized for certain equipment and office space, we do not have any off-balance sheet financing. Following is a summary of our contractual obligations at December 31, 2005:

	Payments due by Period(1) (Millions)

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$7.7	$.8	$1.5	$5.4	$
Capital Lease Obligations	41.2	5.9	10.1	7.0	18.2
Operating Leases	41.3	14.8	15.8	8.4	2.3
Purchase Obligations
Open Purchase Orders	94.6	93.5	.8	.3
Minimum “Take or Pay” Purchase Commitments(2)	460.9	124.7	134.7	106.6	94.9

Total Purchase Obligations	555.5	218.2	135.5	106.9	94.9
Other Long-Term Liabilities
Pension Funding Minimums	180.2	46.0	80.7	21.0	32.5
OPEB Claim Payments	231.7	37.6	58.3	57.6	78.2
Mine Closure Obligations	95.1	3.5	19.9	3.7	68.0
Coal Industry Retiree Health Benefits	6.5	.6	1.4	1.2	3.3
Personal Injury	16.5	4.9	5.9	1.9	3.8
Other(3)	192.8

Total Other Long-Term Liabilities	722.8	92.6	166.2	85.4	185.8

Total	$1,368.5	$332.3	$329.1	$213.1	$301.2

(1)	Includes our consolidated obligations and our ownership share of unconsolidated ventures’ obligations.

(2)	Includes minimum electric power demand charges, minimum coal and natural gas obligations, and minimum railroad transportation obligations.

(3)	Primarily includes deferred income taxes payable and other contingent liabilities for which payment timing is non-determinable.
Operations and Customers

Sales
      Our pellet sales for the year 2005 were 22.3 million tons which is the second highest volume ever, surpassed only by last year’s record sales of 22.6 million tons. The decrease in pellet sales was primarily due to a slowdown in the North American steel industry in the middle of 2005. We ended the year 2005 with 3.3 million tons of iron ore pellet inventory, approximately the same as last year. Our 2006 North American sales volume is projected to be approximately 21 million tons. We are largely committed under term supply agreements, which are subject to changes in customer requirements.
      Portman sold 4.9 million tonnes of lump and fine ore since the acquisition and ended the year with .6 million tonnes of finished goods inventory. Portman’s 2006 sales volume is projected to be 7.9 million tonnes, reflecting the project to increase capacity at the wholly owned Koolyanobbing operation to eight million tonnes per annum. The production is fully committed to steel companies in China and Japan for approximately four years. Revenue per tonne is driven under annual benchmark prices between the major seaborne suppliers and the Chinese and Japanese steel mills.

Customers
Mittal Steel USA
      On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. to form Mittal. On April 13, 2005, Mittal completed its acquisition of ISG, subsequently renamed Mittal Steel USA. At the time of the acquisition of ISG, the Company had three different sales contracts with steel companies that became part of Mittal Steel USA:

•	Ispat. Ispat was a wholly owned subsidiary of Ispat International N.V. On December 31, 2002, we entered into a Pellet Sale and Purchase Agreement with Ispat (the “Ispat Contract”), which provides that we are the sole outside supplier of iron ore pellets to Ispat. The Ispat Contract runs through January 2015.

•	Mittal ISG. We entered into a Pellet Sale and Purchase Agreement with ISG on April 10, 2002, which runs through 2016 (the “ISG Contract”), under which we are the sole supplier of iron ore pellets for the former ISG’s Cleveland and Indiana Harbor Works. The ISG Contract was subsequently amended in December 2004.

•	Mittal Steel-Weirton (formerly Weirton). Prior to the acquisition of ISG by Mittal, ISG had acquired Weirton, which was in chapter 11 bankruptcy at the time. The Company was one of two suppliers of iron ore pellets to Weirton. At the time of ISG’s acquisition of Weirton, we entered into an Amended and Restated Pellet Sale and Purchase Agreement dated May 17, 2004, with both ISG and Weirton (the “Weirton Contract”). The Weirton Contract runs through 2018.
      In December 2005, Mittal merged Ispat into Mittal Steel USA and Mittal Steel USA assumed Ispat’s obligations under the Ispat Contract. Mittal Steel USA is a 62.3 percent equity participant in Hibbing and a 21 percent equity partner in Empire.
      During 2005, our North American pellet sales totaled approximately 22.3 million tons, with pellet sales to Mittal Steel USA representing approximately 48 percent of North American sales volume. Currently, 2006 pellet sales are projected to be approximately 21 million tons, not including any sales to Mittal Steel-Weirton.
      In 2005 Mittal Steel USA shut down Mittal Steel-Weirton’s blast furnace. The Weirton Contract has a minimum annual purchase obligation and requires Mittal Steel-Weirton to purchase “for the years 2004 and 2005 the greater of 67 percent of Mittal Steel-Weirton’s total annual iron ore pellet requirements, or 1.5 million tons and, for the years 2006 through and including 2018, a tonnage amount equal to Mittal Steel-Weirton’s total annual iron ore pellet tonnage requirements, with a minimum annual purchase obligation of 2.0 million tons per year, required for consumption in Mittal Steel-Weirton’s iron and steel making facilities in any year at Mittal Steel-Weirton”. Over the past few months we have been in discussions with Mittal Steel USA regarding the terms of the Weirton Contract in response to Mittal Steel USA’s request for relief from the minimum purchase obligation. These discussions have resulted in no agreement between the Company and Mittal Steel USA as to the Mittal Steel-Weirton minimum purchase obligation. Mittal Steel-Weirton purchased approximately 325,000 tons of iron ore pellets less than its 1.5 million minimum purchase obligation for 2005, and as a result we invoiced Mittal Steel-Weirton approximately $17 million for this remaining tonnage. The sale of this tonnage would be recorded in 2006. Payment for this tonnage was due on January 30, 2006 and has not been received. Mittal Steel USA has advised us that the Mittal Steel-Weirton blast furnace has been permanently shut down and will not be restarted. Mittal Steel-Weirton has also taken the position that it has no future obligation to purchase pellets under the Weirton Contract.
      Mittal Steel USA has also claimed that in 2004 it overpaid a supplemental steel price sharing provision (the “Special Steel Payment”) under the Weirton and ISG Contracts. Mittal claims that, prior to the acquisition of ISG by Mittal, surcharges were improperly included in the average annual unprocessed hot band steel pricing for purposes of calculating the Special Steel Payment under both contracts, despite the fact that ISG itself calculated the amount of the Special Steel Payment, included surcharges in that calculation, and did not claim that it was making or had made any overpayment. Mittal Steel USA has claimed an overpayment of approximately $8.7 million with respect to the Weirton Contract and approximately $49.6 million with respect to the ISG Contract. We are confident that the Special Steel Payment calculation properly included all revenue including surcharges. We believe that Mittal Steel USA’s positions with respect to the minimum purchase obligation and the Special Steel Payment are without merit.
      We are currently negotiating with Mittal Steel USA in an attempt to resolve the foregoing disputes. We are also currently reviewing all of our legal options, including the possible initiation of an arbitration proceeding under the Weirton Contract.
     Algoma
      We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016. Algoma is Canada’s third-largest steelmaker. We sold 3.8 million tons and 3.3 million tons to Algoma in 2005 and 2004, respectively.
     Severstal
      On October 23, 2003, Rouge Industries, Inc. (“Rouge”), a significant pellet sales customer of ours, filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, assumed our term supply agreement with Rouge with minimal modifications. On January 1, 2006, we entered into an amended and restated agreement whereby we will be the sole supplier of iron ore pellets through 2012, with certain minimum purchase requirements for certain years. We sold 3.6 million tons, 3.3 million tons and 3.0 million tons to Severstal in 2005, 2004 and 2003, respectively.
     WCI
      On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, we had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. On October 14, 2004, the Company and the current owners of WCI reached agreement (the “2004 Pellet Agreement”) for us to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply 100 percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The 2004 Pellet Agreement is for a ten-year term, which commenced on January 1, 2005 and provides for full recovery of our $4.9 million receivable plus $.9 million of subsequent pricing adjustments. The 2004 Pellet Agreement was approved by the Bankruptcy Court on November 16, 2004. The receivable and subsequent pricing adjustments are to be paid in three equal annual installments of approximately $1.9 million. The first payment, due on November 16, 2005, was timely received and classified as Customer bankruptcy recoveries on the Consolidated Statement of Operations. We sold 1.4 million tons and 1.7 million tons to WCI in 2005 and 2004, respectively.
      Previously, the Bankruptcy Court denied confirmation of both of two competing plans of reorganization filed by (i) WCI, jointly with its current owner (which plan was supported by the USWA, the union representing WCI’s hourly employees, and (ii) a group of WCI’s secured noteholders. Subsequently, the secured noteholders amended their plan of reorganization (the “New Noteholder Plan”) and obtained the support of the USWA for the New Noteholder Plan. Under the terms of the New Noteholder Plan, an entity controlled by the secured noteholders would acquire the steelmaking assets and business of WCI and assume the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy trade receivable owed to the Company by WCI. A hearing before the Bankruptcy Court on the confirmation of the New Noteholder Plan is scheduled to commence on March 13, 2006. WCI’s current owner and the Pension Benefit Guaranty Corporation oppose confirmation of the New Noteholder Plan.

     Stelco
      On January 29, 2004, Stelco Inc. (“Stelco”) applied and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act (“CCAA”). Pellet sales to Stelco totaled 1.4 million tons, 1.2 million tons, and ..1 million tons in 2005, 2004 and 2003, respectively. Stelco is a 44.6 percent participant in Wabush, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden. At the time of the filing, we had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the mining ventures to date.
      Throughout the fall of 2005, Stelco worked to come to agreement with key stakeholders on a reorganization plan. On December 9, 2005, the Third Amended and Restated Plan of Compromise and Arrangement (the “Plan”) was agreed to. On December 10, the creditors affected by the Plan (the “Affected Creditors”) approved the Plan by substantially more than the statutorily-mandated minimum approval levels. On January 20, 2006, on motion by Stelco, the Honorable Mr. Justice Farley of the Superior Court of Ontario sanctioned the Plan as being fair and reasonable in all the circumstances. On February 14, 2006, Justice Farley issued an order approving the proposed reorganization. Stelco is now in the process of reorganizing pursuant to the Plan so as to be in a position to emerge from bankruptcy protection shortly. The current stay of proceedings against Stelco expires on March 31, 2006.
      The Company, by agreement with Stelco, is not an Affected Creditor under the Plan. We did not vote on the approval of the Plan, and our claim against Stelco will not be released when Stelco emerges from bankruptcy protection. However, the Plan contemplates that $350 million (Canadian) of new financing will be invested in Stelco. The investor may require, as a condition of such financing, that Stelco be reorganized into limited-partnership operating subsidiaries, one of which would be a “mining” subsidiary. Such a reorganization may affect the nature of the contractual and joint venture relationship between Stelco and the Company, and may require changes to those relationships. To date, we have not been approached by Stelco in this regard, but continue to monitor the situation closely.
North American Production
      Following is a summary of 2005, 2004 and 2003 mine production and our ownership:

		Production (Million Tons)

		Company’s Share			Total Production
	Company’s
Mine	Ownership*	2005	2004	2003	2005	2004	2003

Empire	79.0%	3.8	4.3	4.0	4.8	5.4	5.2
Tilden	85.0	6.7	6.6	6.0	7.9	7.8	7.0
Hibbing	23.0	2.0	1.9	1.8	8.5	8.3	8.0
Northshore	100.0	4.9	5.0	4.8	4.9	5.0	4.8
United Taconite**	70.0	3.4	2.9	0.1	4.9	4.1	1.6
Wabush	26.8	1.3	1.0	1.4	4.9	3.8	5.2

Total Production***		22.1	21.7	18.1	35.9	34.4	30.3

*	Represents the Company’s ownership at December 31, 2005, 2004 and 2003.

**	1.5 million tons produced during the first five months of 2003 occurred under the management of the previous mine owners and prior to the acquisition by United Taconite in December 2003.

***	Excludes United Taconite production under previous mine ownership.
We preliminarily expect total mine production in 2006 to be approximately 35 million tons; our share of production is currently estimated to be approximately 22 million tons. The decrease in 2006 estimated production principally reflects slightly lower production levels at all mines, except United Taconite and Wabush, based upon expected customer demand, which is subject to change. Production costs per ton are expected to increase approximately 15 percent from the 2005 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $42.65 per ton.
      During 2004, we initiated capacity expansion projects at our United Taconite and Northshore mines in Minnesota. An idled pellet furnace at United Taconite was restarted in the fourth quarter of 2004 to add approximately 1.0 million tons (our share .7 million tons) to annual production capacity. Our plan to restart an idled furnace to increase capacity by ..8 million tons at our wholly owned Northshore mine in mid-2005 was deferred until market conditions warrant increased pellet production.
      As a result of a 2004 work stoppage (See Labor Contracts), Wabush lost approximately 1.7 million tons of production (our share .5 million tons). Operations resumed on October 11, 2004.
Australian Production
      Portman’s production totaled 5.2 million tonnes (including its .5 million tonne share of the Cockatoo Island joint venture) since the acquisition. Portman’s current estimate of total year 2006 production is 8.0 million tonnes (.6 million tonnes from Cockatoo Island). Portman currently has a $61 million project underway to increase its wholly owned production capacity to eight million tonnes per year by the end of the first quarter of 2006.
Increased North American Mine Ownership

United Taconite
      Effective December 1, 2003, United Taconite purchased the ore mining and pelletizing assets of Eveleth Mines, LLC. Eveleth Mines had ceased mining operations in May 2003 after filing for chapter 11 bankruptcy protection on May 1, 2003. Under the terms of the purchase agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, we, after assigning appropriate values to assets acquired and liabilities assumed, were required to record an “extraordinary gain” of $2.2 million, net of $.5 million tax and $1.2 million minority interest. In conjunction with this transaction, the Company and its Wabush Mines venture partners entered into pellet sales and trade agreements with Laiwu to optimize shipping efficiency. Sales to Laiwu under these contracts totaled .3 million tons and ..2 million tons in 2005 and 2004, respectively.

Empire Mine
      Effective December 31, 2002, we increased our ownership in Empire from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $59.8 million at December 31, 2005 ($64.1 million at December 31, 2004) with $47.8 million classified as “Long-term receivable” with the balance current, over the 12-year life of the supply agreement. A subsidiary of Mittal Steel USA has retained a 21 percent ownership in Empire, which it has a unilateral right to put to us in 2008. We are the sole outside supplier of pellets purchased under the Ispat agreement, assumed by Mittal Steel USA, for the term of the supply agreement.

Tilden Mine
      On January 31, 2002, we increased our ownership in Tilden from 40 percent to 85 percent with the acquisition of Algoma’s interest in Tilden for assumption of mine liabilities associated with the interest. The acquisition increased our share of the annual production capacity by 3.5 million tons. Concurrently, a term supply agreement was executed that made us the sole supplier of iron ore pellets purchased by Algoma for a 15-year period.

Hibbing Mine
      In July 2002, we acquired (effective retroactive to January 1, 2002) an eight percent interest in Hibbing from Bethlehem for the assumption of mine liabilities associated with the interest. The acquisition increased our ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, we had a trade receivable of approximately $1.0 million, which has been written off. In May 2003, ISG purchased the assets of Bethlehem, including Bethlehem’s 62.3 percent interest in Hibbing.

Wabush Mines
      In August 2002, Acme Steel Company, a wholly-owned subsidiary of Acme, which had been under chapter 11 bankruptcy protection since 1998, rejected its 15.1 percent interest in Wabush. As a result, our interest increased to 26.83 percent. Acme had discontinued funding its Wabush obligations in August 2001.
Effect of Mine Ownership Increases
      While none of the increases in mine ownerships during 2002 required cash payments, the ownership changes resulted in our recognizing net obligations of approximately $93 million at December 31, 2002. Additional consolidated obligations assumed totaled approximately $163 million at December 31, 2002, primarily related to employment and legacy obligations at the Empire and Tilden mines, partially offset by non-capital non-current assets, principally the $58.8 million Ispat long-term receivable. United Taconite’s acquisition of the Eveleth mine assets in December 2003 was for $3 million cash and assumption of certain liabilities, primarily mine closure-related environmental obligations.
Labor Contracts
      In August 2004, employees at the Empire and Tilden mines in Michigan and the Hibbing Taconite and United Taconite mines in Minnesota, represented by the USWA, ratified four-year labor agreements that are comparable to other USWA contracts in the industry. The agreements provide employees a nine percent wage increase over the four-year term and for us and our partners to increase funding into pension plans and VEBAs during the term of the contracts. Accelerated funding of these plans will better secure employee retiree benefits and reduce our future years’ employment legacy costs. The agreements also provide that employees and future retirees share in healthcare insurance cost, with our share of future retirees’ healthcare premiums capped at 2008 levels for 2009 and beyond. In addition, the union agreed to certain workforce flexibility provisions and other work rule modifications that will improve productivity.
      On July 5, 2004, the USWA initiated a strike that idled Wabush mining and concentrating facilities in Labrador, Newfoundland and pelletizing and shipping facilities in Pointe Noire, Quebec. As a result of the work stoppage, Wabush lost approximately 1.7 million tons of production (our share ..5 million tons). On October 10, 2004, a five-year labor agreement was ratified by the USWA, representing hourly employees at Wabush. The agreement provides for increases in wages and benefits that are expected to be partially offset by improved productivity associated with increased worker flexibility provisions. Operations resumed on October 11, 2004.
Other Related Items
      The iron ore industry has been identified by the United States Environmental Protection Agency (“EPA”) as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as hazardous air pollutants (“HAP”). The EPA is required to develop rules that would require major sources of HAP to utilize Maximum Achievable Control Technology (“MACT”) standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. We must comply with the new requirements not later than October 30, 2006. Our projected capital expenditures in 2006 to meet the proposed MACT standards are approximately $4.4 million.

Mesabi Nugget Project
      In 2002, we agreed to participate in Phase II of the Mesabi Nugget Project (“Project”). Other participants include Kobe Steel, Ltd., Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at our Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feedstock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product was used by four electric furnace producers and one foundry with favorable results. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at our Cliffs Erie site in Hoyt Lakes, Minnesota). A non-binding term sheet for a commercial plant was executed in March 2005, and a decision to proceed with construction engineering was made in April. On July 26, 2005, the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site. We would be the supplier of iron ore and have a minority interest in the first commercial plant. Our contribution to the project to-date has totaled $6.3 million ($1.0 million in 2005), including significant contributions of in-kind facilities and services. In January 2006, our board of directors authorized $50 million in capital expenditures for the project, subject to the Project obtaining non-recourse financing for its capital requirements in excess of equity investments made by the Project participants and the Project participants reaching mutually agreed upon terms. Our equity interest in the venture is expected to be approximately 23 percent. Included in our board’s authorization is $21 million for construction and operation of the commercial nugget plant, $25 million to expand the Northshore concentrator to provide the iron ore concentrate, and $4.4 million for railroad improvements to transport the concentrate. Negotiations are continuing.

PolyMet
      On February 16, 2004, we entered into an option agreement with PolyMet that granted PolyMet the exclusive right to acquire certain land, crushing and concentrating and other ancillary facilities located at our Cliffs Erie site (formerly owned by LTV Steel Mining Company (“LTVSMC”)). The iron ore mining and pelletizing operations were permanently closed in January 2001.
      PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over-The-Counter in the U.S. under the symbol POMGF.OB.
      Under terms of the agreement, we received $.5 million and one million shares of PolyMet for maintaining certain identified components of the facility, while PolyMet conducted a feasibility study on the development of its Northmet PolyMetallic non-ferrous ore deposits located near the Cliffs Erie site. PolyMet had until June 30, 2006 to exercise its option and acquire the assets covered under the agreement for additional consideration. We recorded the $.5 million option payment and one million common shares (valued at approximately $.2 million on the agreement date) under the deposit method and deferred recognition of the gain. We classified the PolyMet shares as available for sale and recorded mark-to-market changes in the value of the shares to other comprehensive income.
      On November 15, 2005, we reached an agreement with PolyMet regarding the terms for the early exercise of PolyMet’s option to acquire the assets under the agreement and closed the sales transaction resulting in a $9.5 million pre-tax gain. Under the terms of the agreement, we received cash of $1.0 million and approximately 6.2 million common shares of PolyMet, which closed that day at $1.25 per share. The additional PolyMet shares received in this transaction are classified as available for sale in Other Assets. We intend to hold our shares of PolyMet indefinitely. We expect to receive additional cash proceeds of $2.4 million in quarterly installments by and according to the terms of the contract for deed executed by the parties. As a final component of the purchase price, PolyMet will assume certain on-going site-related environmental and reclamation obligations.
Wisconsin Electric Power Company Dispute
      Two of our mines, Tilden and Empire (“the Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO “actual costs.” Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. Pursuant to the terms of the relevant contracts, the undisputed amounts are being paid to WEPCO, while the disputed amounts are being deposited into an interest-bearing escrow account maintained by a bank. The dispute has been submitted to binding arbitration under the terms of the contracts. For the period ending December 31, 2005, the Mines have deposited $75.8 million into an escrow account of which $5.3 million was deposited in January 2006. An amount of $73.0 million, of which $61.3 million was included in the escrow deposits and $11.7 million has been paid to WEPCO, will be recovered in early 2006; however, we have been advised by WEPCO that they will oppose any release of these recoverable amounts from the escrow until completion of the arbitration. Additionally, WEPCO is disputing whether we have complied with the notification provisions related to Tilden’s annual pellet production in excess of seven million tons.
Strategic Investments
      We intend to continue to pursue investment and operations management opportunities to broaden our scope as a supplier of iron ore and other raw materials to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to capitalize on global demand for steel and iron ore. Our innovative United Taconite joint venture with Laiwu Steel Group, Ltd. and our Portman acquisition are examples of our ability to expand geographically, and we intend to continue to pursue similar opportunities in other regions. In the event of any future acquisitions or joint venture opportunities, we may consider using available liquidity or other sources of funding to make investments.
Portman Acquisition
      On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land, mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were charged to first-quarter 2005 operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s full-year 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) was approximately 6.0 million tonnes. Portman currently has a $61 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the end of the first quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately four years. Portman’s reserves total approximately 89 million tonnes at December 31, 2005, and it has an active exploration program underway to increase its reserves.
      The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a new three-year $350 million revolving credit facility. The outstanding balance was repaid in full on July 5, 2005. See NOTE 7 — Credit facilities.
      The statement of consolidated financial position of the Company as of December 31, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the March 31, 2005 initial acquisition date as determined by preliminary results of an appraisal, which is substantially complete.
      We continue to refine our purchase accounting to reflect a preliminary allocation developed with the assistance of an outside consultant. The current allocation increased Portman’s iron ore inventory values by $49.1 million to reflect a market-based valuation. Of the $49.1 million inventory basis adjustment, $23.1 million was allocated to product and work in process inventories, of which approximately $19.9 million has been included in cost of goods sold through December 31, 2005. Most of the $3.2 million remaining inventory basis adjustment is expected to be expensed prior to the end of 2006. Additionally, a long-term lease was classified as a capital lease resulting in an increase in property, plant and equipment, and capital lease obligations, of $26.7 million. The valuation also resulted in assignment of goodwill, $8.8 million, and a $20.2 million increase in the value of our 50 percent interest in Cockatoo Island. The increase in value of Cockatoo Island was based upon a discounted cash flow analysis over the remaining two-year life of its iron ore reserves. These changes reduced the value assigned to Portman’s iron ore reserves by $90.8 million. Such amounts are subject to adjustment based on the finalization of the valuations and appraisals prior to March 31, 2006. Accordingly, the revised preliminary purchase price is subject to further revision. A comparison of the revised purchase price allocation to the initial allocation is as follows:

	(In Millions)

	Revised	Initial
	Allocation	Allocation	Change

ASSETS
Current Assets
Cash	$24.1	$24.1	$
Iron Ore Inventory	54.8	29.0		25.8
Other	35.3	35.3

Total Current Assets	114.2	88.4		25.8
Property, Plant and Equipment
Iron Ore Reserves	413.5	504.3		(90.8)
Other	69.1	34.7		34.4

Total Property Plant and Equipment	482.6	539.0		(56.4)
Long-term Stockpiles	38.7	15.4		23.3
Investment in Cockatoo Island	24.8	4.6		20.2
Other Assets	5.8	6.7		(.9)
Goodwill	8.8			8.8

Total Assets	$674.9	$654.1		$20.8

LIABILITIES
Current Liabilities	$35.8	$34.7		$1.1
Long-Term Liabilities	178.8	158.1		20.7

Total Liabilities	214.6	192.8		21.8

Net Assets	460.3	461.3		(1.0)
Minority Interest	(27.2)	(27.5)		.3

Purchase Price	$433.1	$433.8		$(.7)

Environmental and Closure Obligations
      At December 31, 2005, we had environmental and closure obligations, including our share of the obligations of ventures, of $113.0 million ($99.0 million at December 31, 2004), of which $13.4 million is current. Payments in 2005 were $5.6 million ($6.4 million in 2004). The obligations at December 31, 2005 include certain responsibilities for environmental remediation sites, $17.8 million, closure of LTVSMC, $30.4 million, and obligations for closure of our six North American operating mines, $59.3 million, and $5.5 million for Portman.
      The LTVSMC closure obligation resulted from an October 2001 transaction where our subsidiaries received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50.0 million, which obligations have declined to $30.4 million at December 31, 2005, as a result of expenditures totaling $19.6 million since 2001.

Milwaukee Solvay
      In September 2002, we received a draft of a proposed Administrative Order by Consent from the EPA, for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, we completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify us for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, we expended approximately $1.8 million in the second half of 2003, $2.1 million in 2004 and $.4 million in 2005. In September 2005, we received a notice of completion from the EPA documenting that all work has been fully performed in accordance with the Consent Order.
      On August 26, 2004, we received a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other potentially responsible parties (“PRPs”). On July 14, 2005, we received a General Notice Letter from the EPA notifying us that the EPA believes we may be liable under CERCLA and requesting that we, along with other PRPs, voluntarily perform clean-up activities at the site. We have responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating our willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, we received correspondence from the EPA with a proposed Consent Order and informing us that three other PRPs had also expressed interest in negotiating with the EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost-sharing responsibilities of the PRPs cannot be determined, although the EPA has advised us that it has incurred $.5 million in past response costs, which the EPA will seek to recover from us and the other PRPs. We increased our environmental reserve for Milwaukee Solvay by $.5 million in 2005 for potential additional exposure.
      On December 23, 2005, we entered into a letter of intent with Kinnickinnic Development Group LLC (“KK Group”) pursuant to which the KK Group would acquire and redevelop the Milwaukee Solvay Site. Under the terms of the letter of intent, KK Group would acquire our mortgage on the site in consideration for the assumption of all our environmental obligations with respect to the site and a cash payment of approximately $2.3 million. In addition, KK Group would be required to deposit $4 million into an escrow account to fund any remaining environmental clean-up activities on the site and to purchase insurance coverage with a $5 million limit. We are currently drafting definitive agreements documenting this agreement. Closing of the transaction would occur within 61 days of signing definitive agreements.

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
      The Rio Tinto Trustees have made available for public comment their plans for the assessment of Natural Resource Damages (“NRD”). The RTWG commented on the plans and also are in discussions with the Rio Tinto Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a NRD claim under CERCLA. There is no monetized NRD claim at this time.
      During 2005, the focus of the RTWG has been on development of alternatives for remediation of the mine site. A draft of an alternatives study has recently been reviewed with the Rio Tinto Trustees and the alternatives have essentially been reduced to three: (1) no action; (2) long-term water treatment, and (3) removal of the tailings. The estimated costs range from approximately $1 million to $27 million. In recognition of the potential for an NRD claim, the parties are exploring the possibility of a global settlement that would encompass both the site decision and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD. The Company’s recorded reserve of approximately $1.2 million reflects its estimated costs for completion of the existing Consent Order and the minimum “no action” alternative based on the current Participation Agreement.

Northshore Notice of Violation
      On February 10, 2006, our Northshore mine received a Notice of Violation (“Notice”) from the EPA. The Notice cites four alleged violations: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore mine violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology (“BACT”) requirements associated with the furnace restarts); and (4) failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. The alleged violations relating to the restart of Furnaces 11 and 12 occurred prior to our acquisition of Northshore (formerly Cyprus Northshore Mining Company) in a share purchase in 1994. We are currently investigating the allegations contained in the Notice.
Market Risk
      We are subject to a variety of market risks, including those caused by changes in market value of equity investments, commodity prices, foreign currency exchange rates and interest rates. We have established policies and procedures to manage risks; however, certain risks are beyond our control.
      Our investment policy relating to cash and cash equivalents is to preserve principal and liquidity while maximizing the return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.
      We hold investments in highly liquid auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Although rare, sell orders for any security traded through a Dutch auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term.

      The rising cost of energy is an important issue for us as it comprises approximately 27 percent of our North American production costs. Our North American mining ventures consumed approximately 13.6 million mmbtu’s (million btu’s) of natural gas and 26.5 million gallons of diesel fuel (Company share 9.6 million mmbtu’s and 16.6 million gallons of diesel fuel) in 2005. In 2005, the average price paid by the North American mining ventures was $8.00 per mmbtu for natural gas and $1.95 per gallon for diesel fuel. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuel. We also use forward purchases of natural gas and diesel fuel to stabilize fluctuations in near-term prices. For 2006, we purchased or have forward purchase contracts for 7.8 million mmbtu’s of natural gas at an average price of $9.86 per mmbtu and 3.2 million gallons of diesel fuel at $2.05 per gallon for our North American mining ventures.
      Our mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2005, the notional amounts of the outstanding forward contracts were $28.6 million (our share — $24.7 million), with an unrecognized fair value loss of $5.2 million (our share — $4.4 million) based on December 31, 2005 forward rates. The contracts mature at various times through December 2006. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $2.0 million (our share — $1.7 million).
      Our share of Wabush Mines operation in Canada represented approximately six percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Between 2003 and 2005, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.86 U.S. dollars per Canadian dollar at December 31, 2005, an increase of 34 percent. The average exchange rate increased to $.83 U.S. dollar per Canadian dollar in 2005 from an average of $.77 U.S. dollar per Canadian dollar for 2004, an increase of eight percent. We do not believe that the recent increase in the U.S./ Canadian exchange rate is a trend that will continue in the long-term; however, short-term fluctuations cannot reasonably be predicted.
      We are subject to changes in foreign currency exchange rates in Australia as a result of our operations at Portman, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. We do not hedge our exposure to this currency exchange fluctuation. A 10 percent movement in quoted foreign currency exchange rates could result in a fair value change of approximately $44 million in our net investment.
      Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At December 31, 2005, Portman had outstanding A$370.1 million in the form of call options, collars, convertible collars and forward exchange contracts with varying maturity dates ranging from January 2006 to October 2008, and a fair value loss based on the December 31, 2005 exchange rate of A$.9 million. A one percent increase in rates from the month-end rate would increase the fair value and cash flow by approximately A$2.0 million and a one percent decrease would decrease the fair value and cash flow by approximately A$3.6 million.
Outlook
      Although production schedules are subject to change, most operations are expected to operate at or near capacity in 2006 and total North American pellet production is expected to be approximately 35 million tons with our share representing approximately 21 million tons.

      Our 2006 North American sales volume is projected to be approximately 21 million tons, compared with 22.3 million tons in 2005. Revenue per ton from iron ore sales and services is dependent upon several price adjustment factors included in our term sales contracts, primarily the percentage change from 2005 to 2006 in the international pellet price for blast furnace pellets, PPI and actual revenue for steel sales for one of our customers.
      Following is the estimated impact to our average North American revenue per ton from iron ore sales and services (excluding freight and venture partners’ cost reimbursements) based on 2005 realization of $58.77 per ton:

	2006 Revenue Effect
	(Change from 2005)

		Price Per
	Percent	Ton

Potential Increase (Decrease):
Each 10 Percent Change in International Pellet Price	3.5%	$2.05
Each 10 Percent Change in PPI — Industrial Commodities less Fuel	2.1	1.25
Each 10 Percent Change in PPI — Fuel and Related Products	1.1	.64
Each $10 Per Ton Change from $520 Per Ton
Average Hot Rolled Coil Price Realization*	.5	.29
Known Year-Over-Year Increase**	5.6	3.28

*	Valid for decreases through $400 per ton; no upper limit.

**	Increase represents a combination of contractual base price increase, lag year adjustments and capped pricing on one contract.
      Portman’s estimate of 2006 sales is 7.9 million tonnes. Portman’s estimate of 2006 production is 8.0 million tonnes, including .6 million from Cockatoo Island.
      North American production costs per ton are expected to increase approximately 15 percent from the 2005 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $42.65 per ton.
      As we look forward to 2006, we are concerned about the rising costs of much of our purchased energy and materials. While PPI escalation factors in our North American sales contracts will recover some of the expected inflation, we will need continued levels of solid steel pricing and an improved international iron ore price in order to maintain our sales margins.
Critical Accounting Policies
      Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company’s financial statements.

Revenue Recognition
      See “Accounting Policies” in Item 8, Financial Statements and Supplementary Data, for a complete discussion of our revenue recognition policy.
      Most of our term supply agreements contain provisions for annual pricing adjustments. These provisions vary from agreement to agreement but typically include adjustments based upon changes in specified PPI including those for all commodities, industrial commodities, energy and steel, as well as changes in international pellet prices. For example, one of our term supply agreements contains a price adjustment provision that is based on changes in the world pellet price, as well as the PPI for all commodities and for steel. Each component constitutes one-third of the price adjustment. Other term supply agreements contain different adjustment factors, such as the PPI for fuel and related products, the Eastern Canadian Pellet Prices and steel prices. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor differs from agreement to agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any one year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors for purposes of revenue recognition. Certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We estimate these amounts for recognition at the time of sale. Our 2005 revenues included $9.0 million of supplemental revenue on 2005 sales based on estimates of the customer’s 2006 steel pricing.
      Estimated supplemental payments, totaling $9.2 million, related to sales to one of the customer’s indefinitely idled facilities, have not been included in revenue. The pellets sold to this facility in 2005 have not been consumed and no definitive timetable for consumption or other disposition of these pellets has been determined.
      Our rationale for shipping North American iron ore products to some customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, which also provides additional liquidity to our customers. Generally, our North American term supply agreements specify that title and risk of loss pass to the customer when payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.
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

Self-Insurance/Deductible Reserves
      We are largely self-insured with respect to employee non-occupational medical claims, and maintain workers’ compensation and general liability insurance programs where we retain an obligation for a portion of the claims through self-insured retentions or deductibles. We maintain an accrual for the estimated cost to settle open claims as well as incurred but not reported claims. These estimates take into consideration valuations provided by third-party actuaries and administrators, historical claims experience and current trends in claim costs, applicable deductible or retention levels under insured programs, changes in our business and workforce, and general economic factors and other assumptions that are reasonable to the circumstances. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

Litigation Accruals
      We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. We do not believe that any such matter will have a material adverse effect on our financial condition or results of operations.

Tax Contingencies
      Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax-filing positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax-filing positions, we record reserves for exposures on a probable basis. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. When the actual results of a settlement with tax authorities differs from our established reserve for a matter, we adjust our tax contingencies reserve and income tax provision in the period in which the income tax matter is resolved.

Iron Ore Reserves
      We regularly evaluate our economic iron ore reserves and update them as required in accordance with SEC Industry Guide 7. The estimated ore reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the ore reserve could require increases in capital and development expenditures. Generally as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions, or the expected quality of ore reserves could decrease capacity or ore reserves. Technological progress could alleviate such factors, or increase capacity or ore reserves. Based on revised economic mine-planning studies, we reduced the estimates of the ore reserves at the Empire mine from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and further to 29 million tons at December 31, 2003. There was no change in 2004 except for production of 5.4 million tons, but in 2005, the estimated ore reserves were decreased to approximately 17 million tons. The 2005 reduction was due to production of 4.8 million tons and 2.0 million tons for the elimination of the remaining reserve in the CD-II deposit because these ores were found to be too difficult to process and had high incremental costs.
      We also completed revised economic mine planning studies in the fourth quarter of 2002 for Wabush, and reduced the estimate of ore reserves at Wabush from 244 million tons to 94 million tons due to increasing mining and processing costs. Based on an update to those studies completed in the fourth quarter of 2003, we further significantly reduced the Wabush mine ore reserve estimate to 61 million tons. Our reserves at Wabush were approximately 51 million tons at December 31, 2005, with the reduction since 2003 primarily attributable to production and increased operating costs. The revised Wabush estimate is largely a reflection of increased operating costs, especially due to dewatering, and the impact of currency exchange rate changes.
      We use our ore reserve estimates to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. See Note 6 — Environmental and Mine Closure Obligations — Mine Closure in the Notes to Consolidated Financial Statements. Since the liability represents the present value of the expected future obligation, a significant change in ore reserves would have a substantial effect on the recorded obligation. We also utilize economic ore reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in ore reserves could significantly affect these items.

Asset Retirement Obligations
      The accrued mine closure obligations for our active mining operations reflect the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2002 to provide for contractual and legal obligations associated with the eventual closure of the mining operations. Our obligations are determined based on detailed estimates adjusted for factors that an outside party would consider (i.e., inflation, overhead and profit), which were escalated (at an assumed three percent) to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The estimates at December 31, 2005 were revised using a three percent escalation factor and a six percent credit-adjusted risk-free discount rate for the incremental increases in the closure cost estimates. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. See Note 6 — Environmental and Mine Closure Obligations — Mine Closure in the Notes to Consolidated Financial Statements.

Asset Impairment
      We monitor conditions that indicate that the carrying value of an asset or asset group may be impaired. We determine impairment based on the asset’s ability to generate cash flow greater than its carrying value, utilizing an undiscounted probability-weighted analysis. If the analysis indicates the asset is impaired, the carrying value is adjusted to fair value. Fair value can be determined by market value and also comparable sales transactions or using a discounted cash flow method. The impairment analysis and fair value determination can result in significantly different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, and future iron ore prices and production costs. See Note 1 — Operations and Customers — Empire Mine and Wabush Mines and Note 4 — Discontinued Operation in the Notes to Consolidated Financial Statements.

Environmental Remediation Costs
      We have a formal code of environmental protection and restoration. Our obligations for known environmental problems at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the estimate can only be estimated as a range of possible amounts, with no specific amount being most likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available, or changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value. Potential insurance recoveries are not recognized until realized.

Employee Retirement Benefit Obligations
      The Company and its mining ventures sponsor defined benefit pension plans covering substantially all employees. These plans are largely noncontributory, and except for U.S. salaried employees, benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement.
      Additionally, the Company and its ventures provide postretirement medical and life insurance benefits (“OPEBs”) to most full-time employees who meet certain length-of-service and age requirements. Our pension and medical costs (including OPEB) have increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs have been the predominant causes of the increases. We have taken actions to control pension and medical costs. Effective July 1, 2003, we implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on our share of annual medical premiums was also implemented for existing and future U.S. salaried retirees. Pursuant to the four-year U.S. labor agreements reached with the USWA, effective August 1, 2004, OPEB expense for 2004 and the accumulated postretirement benefit obligation (“APBO”) decreased $4.9 million and $48.0 million, respectively, to reflect negotiated plan changes, which capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. OPEB expense decreased $10.6 million in 2005 as a result of the agreement. The new agreements also provide that the Company and its partners fund an estimated $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.
      On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In May 2004, FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. We adopted FSP 106-2 in the second quarter of 2004 and applied the retroactive transition method. As a result, annual OPEB expense reflected annual pre-tax cost reductions of approximately $3.6 million and $4.1 million in 2005 and 2004, respectively.
      Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2003 through 2006:

	(In Millions)

	Pension		OPEB

	Funding	Expense	Funding	Expense

2003	$6.4	$32.0	$17.0	$29.1
2004	63.0	23.1	30.9	28.5
2005	40.6	20.7	31.8	17.9
2006 (Estimated)	46.2	23.1	37.6	16.6
Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and postretirement benefit plans (primarily retiree healthcare benefits) offered by the Company and its unconsolidated ventures are evaluated periodically by management in conjunction with outside actuaries. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, and the medical care cost trend are reviewed annually. At December 31, 2005 we reduced our discount rate for U.S. plans to 5.50 percent from 5.75 percent at December 31, 2004, and reduced our discount rate for Canadian plans to 5.00 percent from 5.75 percent at December 31, 2004. Additionally, at December 31, 2005, we adopted the 1994 Group Annuity Mortality (“GAM”) table to determine the expected life of our plan participants, replacing the 1983 GAM table. Following are sensitivities on estimated 2006 pension and OPEB expense of potential further changes in these key assumptions:

	Increase in 2006
	Expense
	(In Millions)

	Pension	OPEB

Decrease discount rate .25 percent	$1.8	$.5
Decrease return on assets 1 percent	5.7	1.1
Increase medical trend rate 1 percent	N/A	4.8
Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are selected by the Company after consulting with outside actuaries. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on our financial condition due to the magnitude of our retirement obligations. See Note 9 — Retirement Related Benefits in the Notes to Consolidated Financial Statements.

Accounting for Business Combinations
      During 2005, we completed the acquisition of 80.4 percent of Portman. We allocated the purchase price to assets acquired and liabilities assumed based on their relative fair value at the date of acquisition, pursuant to SFAS No. 141, “Business Combinations.” In estimating the fair value of the assets acquired and liabilities assumed, we consider information obtained during our due diligence process and utilize various valuation methods, including market prices, where available, appraisals, comparisons to transactions for similar assets and liabilities and present value of estimated future cash flows. We are required to make subjective estimates in connection with these valuations and allocations.
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
      You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:

•	decreased steel production in North America caused by global overcapacity of steel, intense competition in the steel industry, increased imports of steel into the United States, consolidation in the steel industry, cyclicality in the steel market and other factors, all of which could result in decreased demand for our iron ore products;

•	use by steel makers of products other than North American and Australian iron ore in the production of steel;

•	uncertainty about the continued demand for steel to support rapid industrial growth in China;

•	the highly competitive nature of the iron ore mining industry;

•	our dependence on our North American term supply agreements with a limited number of customers as the North American and global steel industries consolidation continues (as evidenced by the merger of ISG and Ispat to form Mittal and the pending acquisition of Arcelor S.A. and Dofasco Inc.);

•	changes in demand for our products under the requirements contracts we have with our customers;

•	the provisions of our North American term supply agreements, including price adjustment provisions that may not allow us to match international prices for iron ore products;

•	fluctuations in international prices for iron ore that may negatively impact our profitability;

•	the substantial costs of mine closures, and the uncertainties regarding mine life and estimates of ore reserves;

•	uncertainty relating to our North American customers’ pending bankruptcies or reorganization proceedings, and the creditworthiness of our customers;

•	uncertainty relating to the outcome of any contractual disputes with our customers;

•	our change in strategy from a manager of iron ore mines to primarily a merchant of iron ore to steel company customers;

•	increases in the cost or length of time required to complete capacity expansions;

•	inability of the capacity expansions to achieve expected additional production volumes;

•	our reliance on our joint venture partners to meet their obligations;

•	unanticipated geological conditions, natural disasters, the nature and extent of disruptions in the economy from terrorist activities, interruptions in electrical or other power sources and equipment failures, which could cause shutdowns or production curtailments for us or our steel industry customers;

•	increases in our costs and availability of equipment, supplies, electrical power, fuel or other energy sources;

•	uncertainties relating to governmental regulation of our mines and our processing facilities, including under environmental laws;

•	uncertainties relating to our pension plans;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	adverse changes in currency values;

•	uncertainties related to the appraisal of acquisitions and the related allocation of purchase price to the acquired assets and assumed liabilities;

•	uncertainties relating to labor relations, including the potential for, and duration of, work stoppages;

•	uncertainty relating to contractual disputes with any of our significant energy, material or service providers; and

•	the success of cost-savings efforts.
      You are urged to carefully consider these factors and the “— Risks Relating to the Company” above. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk
      Information regarding our Market Risk is presented under the caption “Market Risk,” which is included in Item 7 and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data
Statement of Consolidated Operations
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31
	(In Millions, Except Per Share
	Amounts)

	2005	2004	2003

REVENUES FROM PRODUCT SALES AND SERVICES
Iron Ore	$1,512.2	$995.0	$686.8
Freight and venture partners’ cost reimbursements	227.3	208.1	138.3

	1,739.5	1,203.1	825.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,350.5)	(1,053.6)	(835.0)

SALES MARGIN	389.0	149.5	(9.9)
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	13.1	11.3	10.6
Casualty insurance recoveries	12.3
Administrative, selling and general expenses	(47.9)	(33.1)	(25.1)
Impairment of mining assets		(5.8)	(2.6)
Customer bankruptcy recoveries (exposures)	2.0	(1.6)	(7.5)
Restructuring (charge) credit		.2	(8.7)
Miscellaneous — net	(12.0)	(2.9)	(5.1)

	(32.5)	(31.9)	(38.4)

OPERATING INCOME (LOSS)	356.5	117.6	(48.3)
OTHER INCOME (EXPENSE)
Gain on sale of ISG common stock		152.7
Gain on sale of asset to PolyMet	9.5
Interest income	13.9	11.5	10.6
Interest expense	(4.5)	(.8)	(4.6)
Other — net	(7.3)	4.2	7.1

	11.6	167.6	13.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	368.1	285.2	(35.2)
INCOME TAX CREDIT (EXPENSE)	(84.8)	35.0	.3
MINORITY INTEREST (net of tax $5.4 million)	(10.1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	273.2	320.2	(34.9)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of tax $.4 million in 2005 and $.3 million in 2004)	(.8)	3.4

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	272.4	323.6	(34.9)
EXTRAORDINARY GAIN (Net of: tax $.5 million; minority interest $1.7)			2.2
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.8 million)	5.2

NET INCOME (LOSS)	277.6	323.6	(32.7)
PREFERRED STOCK DIVIDENDS	(5.6)	(5.3)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$272.0	$318.3	$(32.7)

EARNINGS (LOSS) PER COMMON SHARE — BASIC
Continuing operations	$12.32	$14.78	$(1.70)
Discontinued operations	(.04)	.16
Extraordinary gain			.10
Cumulative effect of accounting changes	.24

EARNINGS (LOSS) PER COMMON SHARE — BASIC	$12.52	$14.94	$(1.60)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED
Continuing operations	$9.81	$11.68	$(1.70)
Discontinued operations	(.03)	.12
Extraordinary gain			.10
Cumulative effect of accounting changes	.19

EARNINGS (LOSS) PER COMMON SHARE — DILUTED	$9.97	$11.80	$(1.60)

AVERAGE NUMBER OF SHARES (In thousands)
Basic	21,728	21,308	20,512
Diluted	27,836	27,421	20,512
See notes to consolidated financial statements.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	December 31
	(In Millions)

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192.8	$216.9
Marketable securities	9.9	182.7
Trade accounts receivable — net	53.7	54.1
Receivables from associated companies	5.4	3.5
Product inventories	119.1	108.2
Work in process inventories	56.7	15.8
Supplies and other inventories	70.5	59.6
Deferred and refundable taxes	12.1	41.5
Deposits in escrow	73.0	16.5
Other	42.8	32.6

TOTAL CURRENT ASSETS	636.0	731.4
PROPERTIES
Plant and equipment	557.5	416.5
Land rights and mineral rights	421.8	20.9

	979.3	437.4
Allowances for depreciation and depletion	(176.5)	(153.5)

NET PROPERTIES	802.8	283.9
OTHER ASSETS
Prepaid pensions — salaried	80.4	71.2
Long-term receivables	48.7	52.1
Deferred income taxes	66.5	44.2
Deposits and miscellaneous	53.8	20.8
Other investments	34.0	15.6
Intangible pension asset	13.9	12.6
Marketable securities	10.6	.5

TOTAL OTHER ASSETS	307.9	217.0

TOTAL ASSETS	$1,746.7	$1,232.3

See notes to consolidated financial statements.

Statement of Consolidated Financial Position
Cleveland-Cliffs Inc and Consolidated Subsidiaries — (Continued)

	December 31
	(In Millions)

	2005	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$122.9	$73.3
Accrued employment costs	47.4	41.3
Pensions	45.3	31.0
Other postretirement benefits	36.6	34.9
Income taxes	29.1	15.0
State and local taxes	22.2	21.9
Environmental and mine closure obligations	13.4	6.0
Accrued expenses	28.9	21.7
Payables to associated companies	7.7	4.6
Other	9.2	7.4

TOTAL CURRENT LIABILITIES	362.7	257.1
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions, including minimum pension liability	119.6	113.9
Other postretirement benefits	85.2	102.7

TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	204.8	216.6
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	87.3	82.4
DEFERRED INCOME TAXES	116.7
OTHER LIABILITIES	79.4	49.7

TOTAL LIABILITIES	850.9	605.8
MINORITY INTEREST	71.7	30.0
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5	172.5
SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Class A — 3,000,000 shares authorized, 172,500 issued and outstanding
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $.50 a share
Authorized — 56,000,000 shares;
Issued — 33,655,882 shares	16.8	16.8
Capital in excess of par value of shares	93.9	86.3
Retained Earnings	824.2	565.3
Cost of 11,740,385 Common Shares in treasury (2004 — 12,057,110 shares)	(164.3)	(169.4)
Accumulated other comprehensive income (loss)	(125.6)	(81.0)
Unearned compensation	6.6	6.0

TOTAL SHAREHOLDERS’ EQUITY	651.6	424.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,746.7	$1,232.3

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31
	(In Millions, Brackets
	Indicate Cash Decrease)

	2005	2004	2003

CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income (loss)	$277.6	$323.6	$(32.7)
(Income) loss from discontinued operations	.8	(3.4)
Extraordinary gain			(2.2)
Cumulative effect of accounting change	(5.2)

Income (loss) from continuing operations	273.2	320.2	(34.9)
Adjustments to reconcile net income (loss) from continuing operations to net cash from (used by) operations:
Depreciation and amortization:
Consolidated	48.6	25.0	25.3
Share of associated companies	4.2	4.3	3.7
Minority interest	10.1
Loss on currency hedges	9.8
Impairment of mining assets		5.8	2.6
Environmental and closure obligation	6.0	4.6	3.6
Provision for customer bankruptcy exposures		1.6	7.5
Gain on sale of ISG common stock		(152.7)
Gain on sale of assets to PolyMet	(9.5)
Deferred income taxes	(4.4)	(86.7)	.5
Pensions and other postretirement benefits	(35.2)	(48.0)	42.1
Gain on sale of assets	(1.8)	(4.2)	(7.1)
Other	5.6	5.1	4.7
Changes in operating assets and liabilities:
Sales of marketable securities	182.8
Purchases of marketable securities	(10.0)	(182.7)
Inventories and prepaid expenses	(56.0)	(3.4)	(12.0)
Receivables	27.7	(50.7)	(2.1)
Payables and accrued expenses	63.5	20.4	8.8

Net cash from (used by) operating activities	514.6	(141.4)	42.7
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(97.8)	(54.4)	(16.1)
Share of associated companies	(8.5)	(6.3)	(5.5)
Investment in Portman Limited	(409.0)
Payment of currency hedges	(9.8)
Proceeds from sale of ISG common stock		170.1
Proceeds from sale of assets to PolyMet	1.0
Proceeds from steel company debt		10.0
Proceeds from sale of assets	3.4	4.4	8.9
Proceeds from Weirton investment		3.8
Purchase of EVTAC assets			(2.0)

Net cash from (used by) investing activities	(520.7)	127.6	(14.7)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	175.0
Repayments under revolving credit facility	(175.0)
Proceeds from Convertible Preferred Stock		172.5
Proceeds from stock options exercised	5.7	17.9	6.0
Contributions by minority interest	2.1	9.7	2.0
Repayment of long-term debt		(25.0)	(30.0)
Issuance cost — Convertible Preferred Stock		(6.6)
Issuance cost — Revolving credit	(2.7)
Repurchases of Common Stock		(6.5)
Preferred Stock dividends	(5.6)	(3.9)
Common Stock dividends	(13.1)	(2.2)

Net cash from (used by) financing activities	(13.6)	155.9	(22.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.2)

CASH FROM (USED BY) CONTINUING OPERATIONS	(21.9)	142.1	6.0
CASH FROM (USED BY) DISCONTINUED OPERATIONS — OPERATING	(5.2)	.3
— INVESTING	3.0	6.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24.1)	149.1	6.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	216.9	67.8	61.8

CASH AND CASH EQUIVALENTS AT END OF YEAR	$192.8	$216.9	$67.8

Taxes paid on income	$86.2	$57.1	$2.7
Interest paid on debt obligations	$2.0	$.2	$3.6
See notes to consolidated financial statements.

Statement of Consolidated Shareholders’ Equity
Cleveland-Cliffs and Consolidated Subsidiaries

	(In Millions)

		Capital
		in			Other
		Excess			Compre-
		of Par		Common	hensive	Unearned
	Common	Value of	Retained	Shares in	Income	Compens-
	Shares	Shares	Earnings	Treasury	(Loss)	ation	Total

January 1, 2003	$16.8	$69.7	$288.4	$(182.2)	$(110.7)	$(2.7)	$79.3
Comprehensive income
Net loss			(32.7)				(32.7)
Other comprehensive income
Unrealized gain on securities					144.9		144.9
Minimum pension liability					22.2		22.2

Total comprehensive income							134.4
Stock options exercised		1.1		4.9			6.0
Stock and other incentive plans		3.5		3.7		1.2	8.4

December 31, 2003	16.8	74.3	255.7	(173.6)	56.4	(1.5)	228.1
Comprehensive income
Net income			323.6				323.6
Other comprehensive income
Minimum pension liability					7.3		7.3
Unrealized gain on securities					.2		.2
Reclassification adjustment —
included in net income					(144.9)		(144.9)

Total comprehensive income							186.2
Stock options exercised		8.1		9.8			17.9
Stock and other incentive plans		3.9		.9		7.5	12.3
Issuance cost — Convertible Preferred Stock			(6.5)				(6.5)
Repurchases of Common Stock				(6.5)			(6.5)
Preferred Stock dividends			(5.3)				(5.3)
Common Stock dividends			(2.2)				(2.2)

December 31, 2004	16.8	86.3	565.3	(169.4)	(81.0)	6.0	424.0
Comprehensive income
Net income			277.6				277.6
Other comprehensive income
Minimum pension liability					(19.5)		(19.5)
Unrealized gain on securities					1.5		1.5
Unrealized loss on Foreign Currency Translation					(24.7)		(24.7)
Hedge reserve					(1.9)		(1.9)

Total comprehensive income							233.0
Stock options exercised		3.2		2.4			5.6
Stock and other incentive plans		4.4		2.7		.6	7.7
Preferred Stock dividends			(5.6)				(5.6)
Common Stock dividends			(13.1)				(13.1)

December 31, 2005	$16.8	$93.9	$824.2	$(164.3)	$(125.6)	$6.6	$651.6

See notes to consolidated financial statements.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
Two-for-One Stock Split
      On November 9, 2004, the Board of Directors of Cleveland-Cliffs Inc (the “Company,” “we,” “us,” “our,” and “Cliffs”) approved a two-for-one stock split of our Common Shares with a corresponding decrease in par value from $1.00 to $.50. The record date for the stock split was December 15, 2004 with a distribution date of December 31, 2004. Accordingly, all Common Shares, per share amounts, stock compensation plans and preferred stock conversion rates have been adjusted retroactively to reflect the stock split.
Accounting Policies
      Business: We are the largest supplier of iron ore pellets to integrated steel companies in North America. We manage and own interests in North American mines and own ancillary companies providing transportation and other services to the mines.
      On April 19, 2005, Cleveland-Cliffs Australia Pty Limited (“Cliffs Australia”), an indirect wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman Limited’s (“Portman”) common stock. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The Statement of Consolidated Financial Position of the Company as of December 31, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. The 2005 results include revenue and expenses of Portman since the date of acquisition. See NOTE 3 — Portman Acquisition for further discussion.
      Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including:

•	Tilden Mining Company L.C. (“Tilden”) in Michigan; consolidated since January 31, 2002, when we increased our ownership from 40 percent to 85 percent;

•	Empire Iron Mining Partnership (“Empire”) in Michigan; consolidated effective December 31, 2002, when we increased our ownership from 46.7 percent to 79 percent;

•	United Taconite LLC (“United Taconite”) in Minnesota; consolidated since December 1, 2003, when we acquired a 70 percent ownership interest; (see Note 1 — Operations and Customers — United Taconite).

•	Portman in Western Australia; consolidated since March 31, 2005 when we initiated an acquisition by the purchase of approximately 68.7 percent of the outstanding shares. On April 19, 2005 we completed the acquisition of an additional 11.7 percent of the outstanding shares, increasing our ownership to 80.4 percent of Portman’s common stock.
      Intercompany accounts are eliminated in consolidation. Investments in joint ventures in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of equity income (if any) is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in non-consolidated ventures.
      “Other Investments” include our 26.83 percent equity interest in Wabush Mines (“Wabush”) and related entities; and Portman’s 50 percent interest in the Cockatoo Island Joint Venture, which we do not control. Our 23 percent equity interest in Hibbing Taconite Company (“Hibbing”), an unincorporated joint venture in Minnesota, which we do not control, was a net liability, and accordingly, was classified as “Other Liabilities.” Cliffs and Associates Limited (“CAL”) results are included in “Discontinued Operations” in the Statement of Consolidated Operations. See Note 4 — Discontinued Operations.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Revenue Recognition: Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our North American term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We estimate these amounts for recognition at the time of sale when it is deemed probable that they will be realized. Estimated supplemental payments (on 1.1 million tons), which at current pricing would have amounted to approximately $9.2 million, related to sales to one of the customer’s indefinitely idled facilities, have not been included in revenue. The pellets sold to this facility in 2005 have not been consumed and no definitive timetable for consumption or other disposition of these pellets has been determined. Revenue for the year from product sales includes reimbursement for freight charges ($70.5 million — 2005; $71.7 million — 2004; $59.2 million — 2003) paid on behalf of customers and cost reimbursement ($156.8 million — 2005; $136.4 million — 2004; $79.1 million — 2003) from venture partners for their share of mine costs.
      Our rationale for shipping iron ore products to customers in advance of payment for the products is to more closely relate timing of payment by customers to consumption, thereby providing additional liquidity to our customers. Title and risk of loss do not pass to the customer until payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.
      Revenue is recognized on the sale of services when the services are performed.
      Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.
      Portman’s sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel. Revenues denominated in a foreign currency are converted to Australian dollars at the currency exchange rate in effect at the time of the transaction.
      Business Risk: The major business risk we face is lower customer consumption of iron ore from our mines, which may result from competition from other iron ore suppliers; increased use of iron ore substitutes, including imported semi-finished steel; customers rationalization or financial failure; or decreased North American steel production, resulting from increased imports or lower steel consumption. Our pellet sales are concentrated with a relatively few number of customers. Unmitigated loss of sales would have a greater impact on operating results and cash flow than revenue, due to the high level of fixed costs in the iron ore mining business and the high cost to idle or close mines. In the event of a venture participant’s failure to perform, remaining solvent venturers, including the Company, may be required to assume and record additional material obligations. The premature closure of a mine due to the loss of a significant customer or the failure of a venturer would accelerate substantial employment and mine shutdown costs. See Note 1 — Operations and Customers.
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
      Cash Equivalents: We consider investments in highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Marketable Securities: We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. At December 31, 2005 and 2004, we had $9.9 million and $182.7 million, respectively, in highly-liquid auction rate securities (“ARS”), classified as trading with changes in market value, if any, included in income. We invest in ARS to generate higher returns than traditional money market investments. Although these securities have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset which is typically every 7, 28 or 35 days. As a result, we classify these securities as current assets. We had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2005 and 2004. All income, including any gains or losses related to these investments was recorded as interest income. In accordance with our investment policy, we only invest in ARS with high credit quality issuers and limit the amount of investment exposure to any one issuer.
      At December 31, 2005 and 2004, we had $10.6 million and $.5 million, respectively, of non-current marketable securities, classified as “available for sale,” which are stated at fair value, with unrealized holding gains and losses included in other comprehensive income. See Note 15 — “Fair Value of Financial Instruments” for further information.
      Derivative Financial Instruments: In the normal course of business, we enter into forward contracts for the purchase of commodities, primarily natural gas and diesel fuel, which are used in our operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.
      Portman, our Australian subsidiary, uses forward exchange contracts, options, collars and convertible collars to hedge its foreign currency exposure for a portion of its sales receipts denominated in United States currency. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in the Australian/United States currency exchange rate, and to protect against undue adverse movement in these exchange rates. All hedges are tested for effectiveness at inception and at each reporting period thereafter.
      Inventories: North American product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost of iron ore inventories was $39.9 million and $17.6 million at December 31, 2005 and 2004, respectively. During 2005, the inventory balances declined resulting in liquidation of LIFO layers. The effect of the inventory reduction decreased “cost of goods sold and operating expenses” by $.9 million. At December 31, 2005 and 2004, we had approximately 1.2 million tons and 1.9 million tons, respectively, stored at ports on the lower lakes Great Lakes to service customers. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. It also assists the customers by more closely relating the timing of the customer’s payments for the product to the customer’s consumption of the products and by providing a portion of the three-month supply of inventories of iron ore the customers require during the winter when product shipments are curtailed over the Great Lakes. We track the movement of the inventory and have the right to verify the quantities on hand. Supplies and other inventories reflect the average cost method. North American finished product, work-in-process and supplies inventories as of December 31, 2005, were valued at $193.9 million, of which $105.3 million, or 54 percent (59 percent in 2004), is finished product.
      At acquisition, the fair value of Portman’s iron ore inventory was assessed by reference to the selling price less costs of realization and an appropriate margin for selling efforts and costs to complete, with the exception of lower grade stockpiles. The net realizable value has been discounted to present value using a weighted average cost of capital, where appropriate. Optimal use of the lower grade stockpiles of high phosphorous ore is dependent on future production of standard ore for blending into saleable product. These stockpiles are scheduled to be utilized in the mine plan progressively over the life of the mine. Given the nature of these

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
stockpiles and their dependence on future production, they have been assessed on the same basis as mineral rights associated with mining operations adjusted for the costs incurred to date to extract the ore and to reflect the benefits to Portman of having this ore available as an alternative to in-ground reserves. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel. Finished product, work-in-process and supplies inventories as of December 31, 2005, were valued at $52.3 million, of which $13.8 million, or 26 percent, is finished product.
      Deposits in Escrow: Our Empire and Tilden mines purchase their electric power pursuant to the terms of special contracts. Effective April 1, 2005, the supplier unilaterally changed its method of calculating the energy charges. We are disputing the pricing and have filed a demand for arbitration under the terms of the contracts. Pursuant to the terms of the contracts, the disputed amounts, as well as a recoverable amount under the capped portion of the contracts, are being deposited in an interest-bearing escrow account maintained by a bank. For 2005, $73.0 million has been paid pursuant to these contracts, of which $61.3 million is included in the escrow deposits under the terms of the contracts, all of these amounts are expected to be recovered in early 2006; however we have been advised by Wisconsin Electric Power Company that they will oppose any release of these recoverable amounts from the escrow until completion of the arbitration. For 2004, $16.5 million was paid to the supplier and recovered in the first quarter of 2005, pursuant to the terms of the contract.
      Iron Ore Reserves: We review the iron ore reserves based on current expectations of revenues and costs, which are subject to change. Iron ore reserves include only proven and probable quantities of ore which can be economically mined and processed utilizing existing technology. Asset retirement obligations reflect remaining economic iron ore reserves.
      Properties: North American properties are stated at cost. Depreciation of plant and equipment is computed principally by straight-line methods based on estimated useful lives, not to exceed the estimated economic iron ore reserves. Depreciation is provided over the following estimated useful lives:

Buildings	45 Years
Mining Equipment	10 to 20 Years
Processing Equipment	15 to 45 Years
Information Technology	2 to 7 Years
      Depreciation is not adjusted when operations are temporarily idled.
      Portman’s properties were preliminarily valued under purchase accounting using the depreciated replacement cost (“DRC”) approach as the primary valuation methodology. This method was utilized as it recognizes the value of specialized equipment and improvements as part of an ongoing business. When assessing the DRC of an asset, the expected remaining useful life was determined based on the shorter of the estimated remaining life of the asset and the life of the mine. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life

Plant and equipment	Straight line	5 – 13 years
Plant and equipment and mine assets	Production output	13 years
Motor vehicles, furniture & equipment	Straight line	3 – 5 years

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table indicates the value of each of the major classes of our depreciable assets as of December 31, 2005 and 2004:

	(In Millions)
	December 31

	2005	2004

Land rights and mineral rights	$421.8	$20.9
Office and information technology	29.4	20.6
Buildings	32.4	24.8
Mining equipment	80.8	65.4
Processing equipment	175.8	160.6
Railroad equipment	75.4	52.6
Electric power facilities	28.9	28.6
Port facilities	37.4
Interest capitalized during construction	19.0	18.8
Land improvements	11.1	11.1
Other	5.3	5.3
Construction in progress	62.0	28.7

	979.3	437.4
Allowance for depreciation and depletion	(176.5)	(153.5)

	$802.8	$283.9

Amortization of interest capitalized during construction is at the rate of approximately $2 million per year.
      The costs capitalized and classified under the caption “Land rights and mineral rights” represent lands where we own the surface and/or mineral rights. The value of the land rights is split between surface only, surface and minerals, and minerals only.
      Portman’s interest in iron ore reserves and resources were preliminarily valued using a discounted cash flow method. Fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the mines.
The approximate net book value of the land rights and mineral rights is as follows:

	(In Millions)
	December 31

	2005	2004

Land rights	$4.8	$6.0

Mineral rights:
Cost	$417.0	$14.9
Less depletion	19.3	5.5

Net mineral rights	$397.7	$9.4

Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in “Allowance for depreciation and depletion.”
      Goodwill: Based on our preliminary purchase price allocation for our Portman acquisition, we have identified approximately $8.8 million of excess purchase price over the fair value of assets acquired. This allocation is subject to further refinement as additional information becomes available. As required by

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was allocated to our Portman segment. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.
      Preferred Stock: In January 2004, we issued 172,500 shares of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum and can be converted into our common shares at an adjusted rate of 32.3354 common shares (32.6652 at February 17, 2006) per share of preferred stock. The preferred stock is classified as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. See Note 11 — Preferred Stock for a more detailed discussion.
      Asset Impairment: We monitor conditions that may affect the carrying value of our long-lived and intangible assets when events and circumstances indicate that the carrying value of the assets may be impaired. We determine impairment based on the asset’s ability to generate cash flow greater than the carrying value of the asset, using an undiscounted probability-weighted analysis. If projected undiscounted cash flows are less than the carrying value of the asset, the asset is adjusted to its fair value. See Note 1 — Operations and Customers — Empire Mine and Note 4 — Discontinued Operations.
      Repairs and Maintenance: The cost of major power plant overhauls is amortized over the estimated useful life, which is the period until the next scheduled overhaul, generally 5 years. All other planned and unplanned repairs and maintenance costs are expensed during the year incurred.
      Income Taxes: Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) for all open tax years and changes in deferred taxes. In evaluating any exposures associated with our various tax filing positions, we record liabilities for exposures on a probable basis. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
      Environmental Remediation Costs: We have a formal code of environmental protection and restoration. Our obligations for known environmental problems at active and closed mining operations, and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued. Costs of future expenditures are not discounted to their present value. Potential insurance recoveries have not been reflected in the determination of the liabilities.
      Stock Compensation: Effective January 1, 2003, we adopted the fair value method of recording stock-based employee compensation as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, we applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options’ vesting period. The adoption did not have a significant financial effect in 2003. The following illustrates the

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
pro forma effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all awards unvested in each period:

	Pro Forma
	(In Millions)

	2005	2004	2003

Net income (loss) as reported	$277.6	$323.6	$(32.7)
Stock-based employee compensation:
Add expense included in reported results	8.5	6.6	6.0
Deduct fair value-based method	(6.1)	(5.4)	(3.8)

Pro forma net income (loss)	$280.0	$324.8	$(30.5)

Earnings (loss) per share:
Basic — as reported	$12.52	$14.94	$(1.60)

Basic — pro forma	$12.63	$14.99	$(1.49)

Diluted — as reported	$9.97	$11.80	$(1.60)

Diluted — pro forma	$10.06	$11.84	$(1.49)

The market value of restricted stock awards and performance shares is charged to expense over the vesting period.
      In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R is effective for periods beginning after December 15, 2005. We are currently evaluating the provisions of this Statement to determine the impact on our consolidated financial statements. It is, however, expected to reduce consolidated net income.
      Research and Development Costs: Research and development costs, principally relating to the Mesabi Nugget project at the Northshore mine in Minnesota, are expensed as incurred. Mesabi Nugget project costs of $1.8 million, $.9 million and $1.6 million in 2005, 2004 and 2003, respectively, were included in “Miscellaneous — net.” Mine development costs (“stripping”) are included in the cost of production as incurred. See “Accounting and Disclosure Changes.”
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
      Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentations. In the fourth quarter of 2005, we reclassified results for our operations in Venezuela to “Discontinued Operations”.
      Accounting and Disclosure Changes: In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,”

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. Adoption of SFAS 154 is not expected to materially affect our consolidated financial statements.
      In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Interpretation is effective for years ending after December 15, 2005 with earlier adoption encouraged. Adoption of FIN 47 in the first quarter of 2005 did not impact our consolidated financial statements.
      On March 17, 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (“EITF 04-6”). The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permits early adoption. We elected to adopt EITF 04-6 in the first quarter ending March 31, 2005. As a result, we recorded an after-tax cumulative effect adjustment of $4.2 million, $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, FASB ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” In the fourth quarter, we recorded an additional after-tax cumulative effect adjustment of $1.0 million, $.04 per diluted share, and increased work-in-process inventory by $1.6 million effective January 1, 2005 to comply with the modification.
      In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Implementation of the Statement did not have a significant effect on our operations.
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”) and requires such costs to be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead costs be based on normal capacity. The statement is effective for years beginning after June 15, 2005, with early adoption permitted. The implementation of this standard in the fourth quarter of 2004 did not have an impact on our consolidated financial statements.
      On October 13, 2004, FASB ratified EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, (“EITF 04-8”). The consensus specified that the dilutive effect of contingently convertible debt and preferred stock (“CoCos”) should be included in dilutive earnings per share computations (if dilutive), regardless of whether the market price trigger has been met. Previously, CoCos were only required to be included in the calculation of diluted earnings per share when the contingency was met. The effective date for EITF 04-8 implementation was for reporting periods ending after December 15, 2004. Earnings per share for 2004 have been adjusted from the date of issuance of our preferred stock.
      In March 2004, the EITF reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combinations” (“EITF 04-3”). EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment. We assess impairment on economically recoverable ore utilizing existing technology. The release, which was effective for business combinations and impairment testing after March 31, 2004, did not have a significant impact on our consolidated financial results.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In December 2003, FASB modified SFAS Statement No. 132 (originally issued in February 1998), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. The change replaces the existing SFAS disclosure requirements for pensions. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The guidance is effective for fiscal years ending after December 15, 2003. Accordingly, our footnote disclosure regarding our pension and other postretirement (“OPEB”) benefits has been updated to conform to the requirements of SFAS No. 132R. See Note 9 — Retirement Related Benefits.
      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset, which may have previously been classified as equity. We adopted SFAS 150 effective June 30, 2003, as required. The adoption of the Statement did not have an impact on our consolidated financial statements.
      In January 2003 (as revised December 2003), FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of FIN 46, which was previously required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003, has been deferred until years ending after December 31, 2003, except for those companies which previously issued financial statements implementing the provisions of FIN 46. We have evaluated our unconsolidated entities and do not believe that any entity in which we have an interest, but do not currently consolidate, meets the requirements for a variable interest entity to be consolidated.

Note 1 —	Operations and Customers

United Taconite
      Effective December 1, 2003, United Taconite, a newly formed company owned 70 percent by a subsidiary of the Company and 30 percent by a subsidiary of Laiwu Steel Group Limited (“Laiwu”) of China, purchased the ore mining and pelletizing assets of Eveleth Mines LLC (“Eveleth Mines”). Eveleth Mines had ceased mining operations in May 2003 after filing for chapter 11 bankruptcy protection on May 1, 2003. Under the terms of the purchase agreement, United Taconite purchased all of Eveleth Mines’ assets for $3 million in cash and the assumption of certain liabilities, primarily mine closure-related environmental obligations. As a result of this transaction, the assets acquired exceeded the cost of the acquisition, resulting in an extraordinary gain of $2.2 million, net of $.5 million tax and $1.2 million minority interest. In conjunction with this transaction, the Company and its Wabush venture partners entered into pellet sales and trade agreements with Laiwu to optimize shipping efficiency. Pellet sales to Laiwu under these contracts totaled .3 million tons and .2 million tons in 2005 and 2004, respectively.
      The mine began production in late December 2003 and produced 4.1 million tons (our share 2.9 million tons) in 2004 and 4.9 million tons in 2005 (our share 3.4 million tons). In 2005, we completed a production capacity expansion project that added approximately 1.0 million tons (our share .7 million tons) of annual

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
production capacity with capital expenditures of $13.3 million expended each year in 2005 and 2004. Production for 2006 is estimated to approximate 5.2 million tons (our share 3.6 million tons).

Empire Mine
      Effective December 31, 2002, we increased our ownership in Empire from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under terms of the agreement, we indemnified Ispat Inland Inc. (“Ispat”) from obligations of Empire in exchange for certain future payments to Empire and to the Company by Ispat of $120.0 million, recorded at a present value, including accrued interest at 12.4 percent, of $59.8 million at December 31, 2005 ($64.1 million at December 31, 2004) with $47.8 million classified as “Long-term receivable” and the balance current, over the 12-year life of the supply agreement. A subsidiary of Ispat retained a 21 percent ownership in Empire, for which it has the unilateral right to put the interest to us in 2008. We are the sole supplier of pellets purchased by Ispat for the term of the supply agreement.
      On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. to form Mittal Steel (“Mittal”). On April 13, 2005, Mittal completed its acquisition of ISG, subsequently renamed Mittal Steel USA. At the time of the acquisition of ISG, the Company had three different sales contracts with steel companies that became part of Mittal Steel USA:

•	Ispat. Ispat was a wholly owned subsidiary of Ispat International N.V. On December 31, 2002, we entered into a Pellet Sale and Purchase Agreement with Ispat (the “Ispat Contract”), which provides that we are the sole outside supplier of iron ore pellets to Ispat. The Ispat Contract runs through January 2015.

•	Mittal ISG. We entered into a Pellet Sale and Purchase Agreement with ISG on April 10, 2002, which runs through 2016 (the “ISG Contract”), under which we are the sole supplier of iron ore pellets for the former ISG’s Cleveland and Indiana Harbor Works. The ISG Contract was subsequently amended in December 2004.

•	Mittal Steel-Weirton (formerly Weirton). Prior to the acquisition of ISG by Mittal, ISG had acquired Weirton, which was in chapter 11 bankruptcy at the time. The Company was one of two suppliers of iron ore pellets to Weirton. At the time of ISG’s acquisition of Weirton, we entered into an Amended and Restated Pellet Sale and Purchase Agreement dated May 17, 2004, with both ISG and Weirton (the “Weirton Contract”). The Weirton Contract runs through 2018.
      In December 2005, Mittal merged Ispat into Mittal Steel USA and Mittal Steel USA assumed Ispat’s obligations under the Ispat Contract. Mittal Steel USA is a 62.3 percent equity participant in Hibbing and a 21 percent equity partner in Empire.
      During 2005, our North American pellet sales totaled approximately 22.3 million tons, with pellet sales to Mittal Steel USA representing approximately 48 percent of North American sales volume. Currently, 2006 pellet sales are projected to be approximately 21 million tons, not including any sales to Mittal Steel-Weirton.
      In 2005 Mittal Steel USA shut down Mittal Steel-Weirton’s blast furnace. The Weirton Contract has a minimum annual purchase obligation and requires Mittal Steel-Weirton to purchase “for the years 2004 and 2005 the greater of 67 percent of Mittal Steel-Weirton’s total annual iron ore pellet requirements, or 1.5 million tons and, for the years 2006 through and including 2018, a tonnage amount equal to Mittal Steel-Weirton’s total annual iron ore pellet tonnage requirements, with a minimum annual purchase obligation of 2.0 million tons per year, required for consumption in Mittal Steel-Weirton’s iron and steelmaking facilities in any year at Mittal Steel-Weirton”. Over the past few months we have been in discussions with Mittal Steel USA regarding the terms of the Weirton Contract in response to Mittal Steel USA’s request for relief from the minimum purchase obligation. These discussions have resulted in no agreement between the Company and Mittal Steel USA as to the Mittal Steel-Weirton minimum purchase obligation. Mittal Steel-Weirton

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
purchased approximately 325,000 tons of iron ore pellets less than its 1.5 million minimum purchase obligation for 2005, and as a result we invoiced Mittal Steel-Weirton approximately $17 million for this remaining tonnage. The sale of this tonnage would be recorded in 2006. Payment for this tonnage was due on January 30, 2006 and has not been received. Mittal Steel USA has advised us that the Mittal Steel-Weirton blast furnace has been permanently shut down and will not be restarted. Mittal Steel-Weirton has also taken the position that it has no future obligation to purchase pellets under the Weirton Contract.
      Mittal Steel USA has also claimed that in 2004 it overpaid a supplemental steel price sharing provision (the “Special Steel Payment”) under the Weirton and ISG Contracts. Mittal claims that, prior to the acquisition of ISG by Mittal, surcharges were improperly included in the average annual unprocessed hot band steel pricing for purposes of calculating the Special Steel Payment under both contracts, despite the fact that ISG itself calculated the amount of the Special Steel Payment, included surcharges in that calculation, and did not claim that it was making or had made any overpayment. Mittal Steel USA has claimed an overpayment of approximately $8.7 million with respect to the Weirton Contract and approximately $49.6 million with respect to the ISG Contract. We are confident that the Special Steel Payment calculation properly included all revenue including surcharges. We believe that Mittal Steel USA’s positions with respect to the minimum purchase obligation and the Special Steel Payment are without merit.
      We are currently negotiating with Mittal Steel USA in an attempt to resolve the foregoing disputes. We are also currently reviewing all of our legal options, including the possible initiation of an arbitration proceeding under the Weirton Contract.
      As a result of increasing production costs at the Empire mine, revised economic mine planning studies were completed in the fourth quarter of 2002 and updated in the fourth quarter of 2003. Based on the outcome of these studies, the ore reserve estimates at Empire were reduced from 116 million tons at December 31, 2001 to 63 million tons at December 31, 2002 and 29 million tons at December 31, 2003. Ore reserves were approximately 23 million tons at December 31, 2004, reflecting 2004 production. In 2005, the ore reserves at Empire were reduced by production and by 2 million tons to eliminate difficult processing ore having a high stripping ratio in the CD-II deposit. The reduction in our ore reserve estimates for the Empire mine is due to the inability to develop effective mine plans that produce cost-justified combinations of production volume, ore quality and stripping requirements.
      As a result of an impairment analysis, we concluded that the assets of Empire were impaired and accordingly recorded an impairment charge in 2002 of $52.7 million to write-off the carrying value of the long-lived assets of Empire. We calculated estimated future net cash flows for purposes of assessing and measuring impairment by utilizing the guidance provided in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We utilized an undiscounted probability-weighted cash flow analysis to determine whether the Empire mine could generate cash flows greater than the carrying value of its long-lived assets. In our analysis, we based our revenue estimate on unescalated contractual pricing under the Ispat 12-year pellet supply agreement and included special payments of up to $120 million by Ispat to Empire and the Company over the duration of the contract. The Ispat pellet revenue rate was utilized because Mittal Steel USA purchases the majority of Empire’s production. Our analysis was limited to the recovery of proven and probable ore reserves, reflected alternate annual production levels and unescalated production and capital costs (based on the production-level adjusted current year budget and five-year forecast) net of royalties and management fees paid to the Company. The analysis also incorporated funding requirements for employment legacy and environmental and mine closure obligations. The cash flow analysis indicated that the Empire assets were impaired and that the fair value of the Empire long-lived assets was determined to be zero. In 2004 and 2003, we recorded additional impairment charges of $5.8 million and $2.6 million, respectively, for fixed asset additions. Due primarily to the significant increase in 2005 pellet pricing, we determined, based on a cash flow analysis, that our Empire mine is no longer impaired; accordingly, capital additions at Empire in 2005 were not charged to expense.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Northshore Mine
      Our plan to re-start an idled furnace to increase capacity by ..8 million tons to 5.6 million tons per year at our wholly owned Northshore mine has been deferred until market conditions warrant increased pellet production.

Tilden Mine
      On January 31, 2002, we increased our ownership in Tilden from 40 percent to 85 percent with the acquisition of Algoma Steel Inc.’s (“Algoma”) interest in Tilden for assumption of mine liabilities associated with the interest. The acquisition increased our annual production capacity by 3.5 million tons. Concurrently, a term supply agreement was executed that made us the sole supplier of iron ore pellets purchased by Algoma for a 15-year period. Sales to Algoma totaled 3.8 million tons in 2005 (3.3 million tons in both 2004 and 2003).

Hibbing Mine
      In July 2002, we acquired (effective retroactive to January 1, 2002) an eight percent interest in Hibbing from Bethlehem Steel Corporation (“Bethlehem”) for the assumption of mine liabilities associated with the interest. The acquisition increased our ownership of Hibbing from 15 percent to 23 percent. This transaction reduced Bethlehem’s ownership interest in Hibbing to 62.3 percent. In October 2001, Bethlehem filed for protection under chapter 11 of the U.S. Bankruptcy Code. In May 2003, ISG purchased the assets of Bethlehem, including Bethlehem’s 62.3 percent interest in Hibbing.

Wabush Mines
      Economic ore reserves at Wabush were reduced to 94 million tons at December 31, 2002 and further reduced to 61 million tons at December 31, 2003. Wabush ore reserves at December 31, 2004 decreased to 57 million tons, reflecting 2004 production. In 2005, the ore reserves at Wabush Mines were reduced by production and by less than 1 million tons due to higher than anticipated operating costs. The reduction in our ore reserve estimates for Wabush is largely a reflection of increased operating costs, the impact of a decrease in the value of the U.S. dollar and a reduction in maximum mining depth due to dewatering capabilities based on a hydroanalysis evaluation. Impairment analyses were prepared in 2003 and 2004 with results indicating that our long-lived assets at Wabush were not impaired. As directly related to Wabush, we believe that our ten-year supply agreement with Laiwu should ensure that Wabush operates at capacity for the foreseeable future.
Koolyanobbing Operations
      Koolyanobbing, acquired in the acquisition of Portman, has a current capacity of approximately 6.0 million metric tons (“tonnes”) annually. The capacity of the Koolyanobbing operations is in the process of being expanded to eight million tonnes per year. This expansion is primarily driven by the development of iron ore resources at Mt Jackson and Windarling. The upgrade in capacity is expected to be completed by the end of the first quarter of 2006.
Cockatoo Island
      Cockatoo Island, acquired in the acquisition of Portman, is a joint venture with mining contracting group, Henry Walker Eltin (“HWE”), a company that entered receivership in late 2004. Both parties hold a 50 percent interest in the joint venture. As of February 1, 2006, HWE’s mining assets were sold to Leighton Contractors Pty Ltd (“Leighton”), an Australian-based mining and construction contractor. Leighton also purchased HWE’s subsidiary that owned its 50 percent interest in the Cockatoo Island joint venture and is

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
continuing to manage the operation. Current mining at Cockatoo Island commenced in late 2002 with a three year mine life and production of approximately 1.2 million tonnes per year. Mining is scheduled for completion in 2007. There is limited opportunity for further expansion.

Effect of Mine Ownership Increases
      While none of the increases in North American mine ownerships during 2002 required cash payments or assumption of debt, the ownership changes resulted in the Company recognizing net obligations of approximately $93 million at December 31, 2002. Additional consolidated obligations assumed totaled approximately $163 million at December 31, 2002, primarily related to employment and legacy obligations at Empire and Tilden mines, partially offset by non-capital long-term assets, principally the $59 million Ispat long-term receivable. United Taconite’s acquisition of the Eveleth Mines assets in Minnesota in December 2003 was for $3 million cash and assumption of certain liabilities, primarily mine closure-related environmental expenses.

Customers
      On October 23, 2003, Rouge Industries, Inc. (“Rouge”), a significant pellet sales customer of the Company, filed for chapter 11 bankruptcy protection. On January 30, 2004, Rouge sold substantially all of its assets to Severstal North America, Inc. (“Severstal”). Severstal, as part of the acquisition of assets of Rouge, assumed our term supply agreement with Rouge with minimal modifications. In January, 2006, we entered into an amended and restated agreement with Severstal. The contract provides that we would be the sole supplier of iron ore pellets through 2012, with certain minimum purchase requirements for certain years. We sold 3.6 million tons, 3.3 million tons and 3.0 million tons to Severstal in 2005, 2004 and 2003, respectively. Additionally, in the first quarter 2004, Rouge repaid a $10 million secured loan balance outstanding plus accrued interest.
      On September 16, 2003, WCI Steel Inc. (“WCI”) petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, we had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. On October 14, 2004, the Company and the current owners of WCI reached agreement (the “2004 Pellet Agreement”) for us to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The 2004 Pellet Agreement is for a ten-year term, which commenced on January 1, 2005 and provides for full recovery of our $4.9 million receivable plus $.9 million of subsequent pricing adjustments. The 2004 Pellet Agreement was approved by the Bankruptcy Court on November 16, 2004. The receivable and subsequent pricing adjustments are to be paid in three equal installments of approximately $1.9 million. The first payment due on November 16, 2005, was timely received and has been classified as Customer bankruptcy recoveries in the Statement of Consolidated Operations. We sold 1.4 million tons and 1.7 million tons to WCI in 2005 and 2004, respectively.
      Previously, the Bankruptcy Court denied confirmation of both of two competing plans of reorganization filed by (i) WCI, jointly with its current owner (which plan was supported by the USWA, the union representing WCI’s hourly employees, and (ii) a group of WCI’s secured noteholders. Subsequently, the secured noteholders amended their plan of reorganization (the “New Noteholder Plan”) and obtained the support of the USWA for the New Noteholder Plan. Under the terms of the New Noteholder Plan, an entity controlled by the secured noteholders would acquire the steelmaking assets and business of WCI and assume the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy trade receivable owed to the Company by WCI. A hearing before the Bankruptcy Court on the confirmation of the New Noteholder Plan is scheduled to commence on March 13, 2006. WCI’s current owner and the Pension Benefit Guaranty Corporation oppose confirmation of the New Noteholder Plan.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      On January 29, 2004, Stelco Inc. (“Stelco”) applied for and obtained Bankruptcy Court protection from creditors in Ontario Superior Court under the Companies’ Creditors Arrangement Act (“CCAA”). At the time of the filing, we had no trade receivable exposure to Stelco. Additionally, Stelco has continued to operate and has met its cash call requirements at the Tilden, Hibbing and Wabush mining ventures to date.
      Throughout the fall of 2005, Stelco worked to come to agreement with key stakeholders on a reorganization plan. On December 9, 2005, the Third Amended and Restated Plan of Compromise and Arrangement (the “Plan”) was agreed to. On December 10, the creditors affected by the Plan (the “Affected Creditors”) approved the Plan by substantially more than the statutorily-mandated minimum approval levels. On January 20, 2006, on motion by Stelco, the Honorable Mr. Justice Farley of the Superior Court of Ontario sanctioned the Plan as being fair and reasonable in all the circumstances. On February 14, 2006, Justice Farley issued an order approving the proposed reorganization. Stelco is now in the process of reorganizing pursuant to the Plan so as to be in a position to emerge from bankruptcy protection shortly. The current stay of proceedings against Stelco expires on March 31, 2006.
      Stelco’s existing shareholders have filed an appeal. We sold 1.4 million tons, 1.2 million tons and ..1 million tons to Stelco in 2005, 2004 and 2003, respectively. Stelco is a 44.6 percent participant in the Wabush Mines joint venture, and U.S. subsidiaries of Stelco (which have not filed for bankruptcy protection) own 14.7 percent of Hibbing and 15 percent of Tilden.

Note 2 —	Restructuring
      In the third quarter 2003, we initiated a salaried employee reduction program in order to place us in a better position to address long-term strategic issues. The action resulted in a reduction of 136 staff employees at our corporate, central services and various mining operations, which represented an approximate 20 percent decrease in salaried workforce at our U.S. operations (prior to the acquisition of United Taconite). Accordingly, we recorded restructuring charges of $8.7 million in 2003. Our share of the restructuring charges is principally related to pension and OPEB obligations, $6.2 million, and one-time severance benefits, $2.5 million. Included in the long-term restructuring charge was an OPEB plan curtailment credit of $1.5 million. The program’s impact on the long-term pension and OPEB obligations was accounted for through the benefit plans in which the individual employees participated. Less than $1.6 million of the one-time severance benefits required cash funding in 2003 leaving a remaining severance liability of approximately $.9 million at December 31, 2003. In 2004, we expended $.7 million and recorded a $.2 million credit to the restructuring charge in satisfaction of the obligation. The recognition of the one-time severance benefits were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Note 3 —	Portman Acquisition
      On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land and mineral rights, and iron ore reserves. The purchase price of the 80.4 percent interest was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were included in “Other-net” in the Statement of Consolidated Operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s 2005 production (excluding its ..6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) was approximately 6.0 million tonnes. Portman currently has a $61 million project underway that is expected to increase its wholly owned production capacity to eight million tonnes per year by the end of the first quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately four years.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Portman’s reserves total approximately 89 million tonnes at December 31, 2005, and it has an active exploration program underway to increase its reserves.
      The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a new three-year $350 million revolving credit facility. The outstanding balance was repaid in full with a $50 million payment on July 5, 2005. See NOTE 7 — Credit Facilities.
      The Statement of Consolidated Financial Position of the Company as of December 31, 2005 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by preliminary results of an appraisal of assets and liabilities currently underway, which is expected to be finalized by March 31, 2006. At acquisition, Portman had currency derivatives used to hedge its currency exposure for a portion of its sales receipts denominated in U.S. dollars. Although Portman carried a hedge reserve, the reserve was not established in the allocation of purchase price. Settlement of the pre-acquisition contracts, with a fair value of $13.0 million, therefore, are expensed upon delivery. Through December 31, 2005, $9.8 million of hedge contracts were settled. As a result, we recognized the $9.8 million as a reduction of revenues.
      In the fourth quarter, we refined our purchase accounting to reflect our preliminary allocation with the assistance of an outside consultant. The adjustment since our initial allocation of the 80.4 percent interest in Portman, increased Portman’s iron ore inventory values by $49.1 million to reflect a market-based valuation. Of the $49.1 million inventory basis adjustment, $23.1 million was allocated to product and work in process inventories, of which approximately $19.9 million has been included in cost of goods sold through December 31, 2005. Most of the $3.2 million remaining inventory basis adjustment is expected to be expensed prior to the end of 2006. Additionally, a long-term lease was classified as a capital lease resulting in an increase in plant and equipment, and capital lease obligations, of $26.7 million. The valuation also resulted in assignment of goodwill, $8.8 million, and a $20.2 million increase in the value of our 50 percent interest in our investment in Cockatoo Island. The goodwill is not deductible for tax purposes. The increase in value of Cockatoo Island was based upon a discount cash flow analysis over the remaining two-year life of its iron ore reserves. These changes reduced the value assigned to Portman’s iron ore reserves by $90.8 million. The $.7 million reduction in purchase price was attributable to the re-allocation of transaction costs to debt acquisition costs, which are being amortized over the three-year term of the credit facility. Such amounts are subject to adjustment based on the finalization of the valuations and appraisals. Accordingly, the revised

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
preliminary purchase price is subject to further revision. A comparison of the revised purchase price allocation to the initial allocation is as follows:

	(In Millions)

	Revised	Initial
	Allocation	Allocation	Change

ASSETS
CURRENT ASSETS
Cash	$24.1	$24.1	$
Iron Ore Inventory	54.8	29.0		25.8
Other	35.3	35.3

TOTAL CURRENT ASSETS	114.2	88.4		25.8
Property, Plant and Equipment
Iron Ore Reserves	413.5	504.3		(90.8)
Other	69.1	34.7		34.4

TOTAL PROPERTY PLANT AND EQUIPMENT	482.6	539.0		(56.4)
Long-term Stockpiles	38.7	15.4		23.3
Investment in Cockatoo Island	24.8	4.6		20.2
Other Assets	5.8	6.7		(.9)
Goodwill	8.8			8.8

Total Assets	$674.9	$654.1		$20.8

LIABILITIES
Current Liabilities	$35.8	$34.7		$1.1
Long-Term Liabilities	178.8	158.1		20.7

Total Liabilities	214.6	192.8		21.8

Net Assets	460.3	461.3		(1.0)
Minority Interest	(27.2)	(27.5)		.3

Purchase Price	$433.1	$433.8		$(.7)

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following pro forma information summarizes the results of operations for the year-ended December 31, 2005 and 2004, as if the Portman acquisition had been completed as of the beginning of 2004. The pro forma information gives effect to actual operating results prior to the acquisition. Adjustments made to revenues for hedging contracts, cost of goods sold for depletion amortization costs incurred and inventory effects, reflecting the allocation of purchase price to iron ore reserves and inventory, interest expense, income taxes and minority interest related to the acquisition, are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Pro Forma
	(In Millions, Except
	Per Common Share)

	2005	2004

Total Revenues	$1,802.2	$1,329.5
Income Before Cumulative Effect of Accounting Change	279.0	313.1
Cumulative Effect of Accounting Change	5.2

Net Income	$284.2	$313.1

Earnings Per Common Share — Basic:
Before Cumulative Effect of Accounting Change	$12.58	$14.45
Cumulative Effect of Accounting Change	.24

Earnings Per Common Share — Basic	$12.82	$14.45

Earnings Per Common Share — Diluted:
Before Cumulative Effect of Accounting Change	$10.02	$11.42
Cumulative Effect of Accounting Change	.19

Earnings Per Common Share — Diluted	$10.21	$11.42

Note 4 —	Discontinued Operations
      Cliffs’ business/consulting arrangements with C.V.G. Ferrominera Orinoco C. A. of Venezuela to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility were terminated in the third quarter of 2005. We recorded after-tax expense of $1.7 million related to this contract in 2005 and after-tax income of $.3 million in 2004. These amounts are recorded under “Discontinued Operations” in the Statement of Consolidated Operations.
      On July 23, 2004, CAL, an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s Hot Briquette Iron (“HBI”) facility located in Trinidad and Tobago to ISG. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. CAL may receive up to $10 million in future payments contingent on HBI production and shipments. In 2005, we received payments totaling $.6 million and at December 31, 2005, we have a receivable of $.5 million. Mittal closed this facility at the end of 2005 and it is unlikely we will receive further payments related to this transaction. We recorded after-tax income of approximately $.9 million and $3.1 million in 2005 and 2004, respectively. The income is classified under “Discontinued Operations” in the Statement of Consolidated Operations.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 5 —	Segment Reporting
      As a result of the Portman acquisition, we have organized into two operating and reporting segments based upon geographic location: North America and Australia. The North American segment, comprised of our mining operations in the United States and Canada, represented approximately 86 percent of our consolidated revenues for the nine month period following the Portman acquisition. The Australian segment, comprised of our acquired 80.4 percent Portman interest in Western Australia, represents approximately 14 percent of our consolidated revenues for the same period. There have been no intersegment revenues since the acquisition.
      The North American segment is comprised of our six iron ore mining operations in Michigan, Minnesota and Eastern Canada. We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steel making process. Each of the mines has crushing, concentrating and pelletizing facilities used in the production process. More than 97 percent of the pellets are sold to integrated steel companies in the United States and Canada, using a single sales force.
      The Portman operations include production facilities at the Koolyanobbing operations and a 50 percent interest in a joint venture at Cockatoo Island, producing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing operations has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan for approximately four years.
      We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table presents a summary of our segments for 2005, 2004 and 2003 based on the current reporting structure. A reconciliation of segment operating income to income before income taxes and minority interest is as follows:

	(In Millions)

	2005		2004	2003

Revenues from product sales and services:
North America(a)	$1,307.7		$995.0	$686.8
Australia	204.5

Total revenues from product sales and services	$1,512.2		$995.0	$686.8

Segment operating income:
North America	$375.8		$150.7	$(23.2)
Australia	23.1

Segment operating income	398.9		150.7	(23.2)
Unallocated corporate expenses	(42.4)		(33.1)	(25.1)
Other income (expense)	11.6		167.6	13.1

Income (loss) from continuing operations before income taxes and minority interest	$368.1		$285.2	$(35.2)

Capital expenditures:
North America	$71.9		$54.4	$20.1
Australia	37.9

Total capital expenditures	$109.8	(b)	$54.4	$20.1

Segment assets:
North America	$1,079.6		$1,232.3	$881.6
Australia	667.1

Total consolidated assets	$1,746.7		$1,232.3	$881.6

(a)	Excludes freight and venture partners’ cost reimbursements.

(b)	Includes $12.0 million of accruals and other non-cash additions.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)

	2005	2004	2003

Revenue(1)
United States	$1,007.6	$919.7	$653.2
Canada	454.1	231.2	162.4
China	232.6	56.6	5.9
Japan	54.9
Other Countries	3.4	6.9	14.2

Total Revenue	$1,752.6	$1,214.4	$835.7

Long-Lived Assets(2)
United States	322.8	285.8	255.0
Canada	19.3	16.9	16.9
Australia	485.9

Total	$828.0	$302.7	$271.9

(1)	Revenue is attributed to countries based on the location of the customer and includes both “Product sales and services” and “Royalties and management fees” revenues.

(2)	Net properties include our equity share of unconsolidated ventures.
      Following is a summary of our significant customers measured as a percent of “Product sales and services” revenues from continuing operations:

	Percent of Sales
	Revenues*

Customer	2005	2004	2003

Mittal Steel USA	37%	56%	53%
Algoma	19	14	17
Severstal	11	13	16
WCI	7	6	7
Stelco	7	5	1
Laiwu	2	1	1
Kobe Steel, Ltd.	2
AK Steel Holding Corporation	2	1
Others**	13	4	5

	100%	100%	100%

*	Excludes freight and minority interest cost reimbursements.

**	Others in 2005 primarily include revenues from Portman.
Note 6 — Environmental and Mine Closure Obligations
      At December 31, 2005, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $113.0 million, of which $13.4 million was classified as current. Payments in

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
2005 were $5.6 million (2004 — $6.4 million; 2003 — $7.5 million). Following is a summary of the obligations:

	(In Millions)

	2005	2004

Environmental	$17.8	$13.0
Mine Closure
LTV Steel Mining Company	30.4	33.8
Operating Mines	64.8	52.2

Total Mine Closure	95.2	86.0

Total Environmental and Mine Closure*	$113.0	$99.0

*	Includes $12.3 million and $10.6 million at December 31, 2005 and 2004, respectively, of our share of unconsolidated ventures.

Environmental
      Included in the obligation are environmental liabilities of $17.8 million. Our obligations for known environmental remediation exposures at active and closed mining operations and other sites have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental exposures could be incurred, the extent of which cannot be assessed.
      The environmental liability includes our obligations related to five sites which are independent of our iron mining operations, three former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in our December 31, 2005 obligation is $5.2 million for the estimated remaining clean-up costs related to a PCB spill at Tilden in the fourth quarter of 2005. The expense was included in “Miscellaneous-net” in the Statement of Consolidated Operations. The obligation also includes Federal and State sites where we are named as a potentially responsible party (“PRP”); the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Kipling and Deer Lake sites in Michigan.

Milwaukee Solvay Site
      In September 2002, we received a draft of a proposed Administrative Order by Consent from the United States Environmental Protection Agency (“EPA”), for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated by a predecessor of the Company from 1973 to 1983, which predecessor was acquired by the Company in 1986. In January 2003, we completed the sale of the plant site and property to a third party. Following this sale, an Administrative Order by Consent (“Consent Order”) was entered into with the EPA by the Company, the new owner and another third party who had operated on the site. In connection with the Consent Order, the new owner agreed to take responsibility for the removal action and agreed to indemnify us for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, we expended approximately $.9 million in the second half of 2003, $2.1 million in 2004 and $.4 million in 2005. In September 2005, we received a notice of completion from the EPA documenting that all work has been fully performed in accordance with the Consent Order.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      On August 26, 2004, we received a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. On July 14, 2005, we received a General Notice Letter from the EPA notifying us that the EPA believes we may be liable under CERCLA and requesting that we, along with other PRPs, voluntarily perform clean-up activities at the site. We have responded to the General Notice Letter indicating that there had been no communications with other PRPs but also indicating our willingness to begin the process of negotiation with the EPA and other interested parties regarding a Consent Order. Subsequently, on July 26, 2005, we received correspondence from the EPA with a proposed Consent Order and informing us that three other PRPs had also expressed interest in negotiating with the EPA. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised us that it has incurred $.5 million in past response costs, which the EPA will seek to recover from us and the other PRPs. We increased our environmental reserve for Milwaukee Solvay by $.5 million in 2005 for potential additional exposure.
      On December 23, 2005, we entered into a letter of intent with Kinnickinnic Development Group LLC (“KK Group”) pursuant to which the KK Group would acquire and redevelop the Milwaukee Solvay site. Under the terms of the letter or intent, KK Group would acquire our mortgage on the site in consideration for the assumption of all our environmental obligations with respect to the site and a cash payment of $2.25 million. In addition, KK Group would be required to deposit $4 million into an escrow account to fund any remaining environmental clean-up activities on the site and to purchase insurance coverage with a $5 million limit. We are currently drafting definitive agreements documenting this agreement. Closing of the transaction would occur within sixty-one days of signing definitive agreements.

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
      The Rio Tinto Trustees have made available for public comment their plans for the assessment of Natural Resource Damages (“NRD”). The RTWG commented on the plans and also are in discussions with the Rio Tinto Trustees informally about those plans. The notice of plan availability is a step in the damage assessment process. The studies presented in the plan may lead to a NRD claim under CERCLA. There is no monetized NRD claim at this time.
      During 2005, the focus of the RTWG has been on development of alternatives for remediation of the mine site. A draft of an alternatives study has recently been reviewed with the Rio Tinto Trustees and the alternatives have essentially been reduced to three: (1) no action; (2) long-term water treatment, and (3) removal of the tailings. The estimated costs range from approximately $1 million to $27 million. In recognition of the potential for an NRD claim, the parties are exploring the possibility of a global settlement

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
that would encompass both the site decision and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD. The Company’s recorded reserve of approximately $1.2 million reflects its estimated costs for completion of the existing Consent Order and the minimum “no action” alternative based on the current Participation Agreement.

Kipling Furnace Site
      By letter dated November 19, 1991, the Michigan Department of Natural Resources, now the Michigan Department of Environmental Quality (“MDEQ”), notified us that it believed we were liable for contamination at the Kipling Furnace site in Kipling, Michigan and requested that we voluntarily undertake actions to remediate the site. We owned and operated a portion of the site from approximately 1902 through 1925 when we sold the property to CITGO Petroleum Company (“CITGO”). CITGO, in turn, operated at the site and thereafter sold the northern portion of the site to a third party. This northern portion of the site was the location of the majority of our former operations. CITGO has been working formally with MDEQ to address the portions of the site impacted by CITGO’s operations on the property, which occurred between 1925 and 1986. CITGO submitted a remedial action plan in August 2003 to the MDEQ. However, the MDEQ subsequently rejected this remedial action plan as being inadequate.
      We responded to the 1991 letter by performing a hydrogeological investigation at the site pursuant to Michigan’s Natural Resources and Environmental Protection Act, which allows parties to conduct environmental response activity without state agency oversight. Our initial investigation took place in 1996, with follow-up monitoring occurring in 1998 through 2003. We developed a proposed remedial action plan to address materials associated with our former operations at the site. We currently estimate the cost of implementing our proposed remedial action to be approximately $.3 million, which expenditures were previously provided in our environmental reserve. We have not yet implemented the proposed remedial action plan.
      By a letter dated June 10, 2004, the MDEQ made a new demand to both CITGO and the Company to take responsive activities at the property, including development and submittal of a remedial action plan to the MDEQ for approval. We met with the MDEQ to discuss this letter and submitted a response. Subsequently, the Company and CITGO agreed to cooperate in the development of a joint remedial action plan as encouraged by MDEQ. Additional investigative work at the site has been undertaken by CITGO. At this time, it is unclear whether the MDEQ, once it is apprised of our response activities at the site to date, will require us to conduct further investigations or implement a remedial action plan going beyond what we have already developed internally. Conducting further investigations, revising our proposed remedial action plan, or implementing the plan, could result in much higher costs than currently anticipated.

Deer Lake
      Deer Lake is a reservoir located near Ishpeming, Michigan that historically provided water storage for the Carp Power Plant that was razed in 1972. Elevated concentrations of mercury in Deer Lake fish were noted in 1981. Three known sources of mercury to the lake were atmospheric deposition, historic use of mercury in gold amalgamation on the west side of the lake, and releases of mercury to the City of Ishpeming sewer system, including waste assay solutions from a laboratory operated by the Company. The State of Michigan filed suit in 1982 alleging that the Company had liability for its mercury releases. A Consent Agreement was entered in 1984 that required certain remediation and mitigation, which was performed, and by 2003 mercury concentrations in fish had declined significantly. Subsequently, the State and the Company have engaged in negotiations to comprehensively and completely resolve the Company’s alleged liability for mercury releases, the outcome of which is yet to be determined.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Northshore Mine Notice of Violation
      On February 10, 2006, our Northshore mine received a Notice of Violation (“Notice”) from the EPA. The Notice cites four alleged violations: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore mine violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology (“BACT”) requirements associated with the furnace restarts); and (4) failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. The alleged violations relating to the restart of Furnaces 11 and 12 occurred prior to our acquisition of Northshore (formerly Cyprus Northshore Mining Company) in a share purchase in 1994. We are currently investigating the allegations contained in the Notice.

Mine Closure
      The mine closure obligation of $95.2 million includes the accrued obligation at December 31, 2005 for a closed operation formerly known as the LTV Steel Mining Company (“LTVSMC”) and for our six North American operating mines and Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50.0 million and certain other assets and assumed environmental and certain facility closure obligations of $50.0 million, which at December 31, 2005, have declined to $30.4 million as a result of expenditures totaling $19.6 million since 2001 ($3.3 million in 2005).
      The accrued closure obligation for our active mining operations of $64.8 million reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective January 1, 2002, to provide for contractual and legal obligations associated with the eventual closure of the mining operations and the effects of mine ownership increases in 2002. We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The estimates at December 31, 2005 were revised using a three percent escalation factor and a six percent credit-adjusted risk-free discount rate for the incremental increases in the closure cost estimates. The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment will be recognized over the estimated mine lives for each location.
      The following summarizes our asset retirement obligation liability, including our share of unconsolidated associated companies, at December 31:

	(In Millions)

	2005	2004

Asset Retirement Obligation at Beginning of Year	$52.2	$45.2
Accretion Expense	5.7	4.6
Portman Acquisition	5.1
Minority Interest	.2	.2
Revision in Estimated Cash Flows	1.6	2.2

Asset Retirement Obligation at End of Year	$64.8	$52.2

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Note 7 — Credit Facilities
      In the first quarter 2004, we repaid the remaining $25.0 million balance on our senior unsecured note agreement. On April 23, 2004, we entered into a $30 million unsecured revolving credit agreement which was scheduled to expire on April 29, 2005. On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The new facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities, subject to the three-year term of the agreement. The $350 million credit agreement replaced the existing $30 million unsecured revolving credit facility. The new facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. As of December 31, 2005, we were in compliance with the covenants in the credit agreement.
      Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. We did not have any borrowings outstanding as of December 31, 2005. The maximum amount of borrowings outstanding was $175 million during 2005. The outstanding balance was repaid in full with a $50 million payment on July 5, 2005.
      Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$29.0 million on December 31, 2005, after reduction of A$11.0 million for commitments under outstanding performance bonds.
      Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.7 million, accrue interest annually at five percent. The borrowings require a $.8 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.

Note 8 —	Lease Obligations
      The Company and its unconsolidated ventures lease certain mining, production, and other equipment under operating leases. Our operating lease expense, including our share of unconsolidated ventures, was $16.3 million in 2005, $19.7 million in 2004 and $24.6 million in 2003. Included in 2005 was $.3 million of operating lease expense at Portman.
      Assets acquired under capital leases by the Company, including our share of unconsolidated ventures, were $41.4 million (including $31.3 million at Portman) and $13.9 million at December 31, 2005 and 2004, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $14.5 million and $8.2 million at December 31, 2005 and 2004, respectively.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Future minimum payments under capital leases and noncancellable operating leases, at December 31, 2005 were:

	(In Millions)

	Company’s Share		Total

	Capital	Operating	Capital	Operating
Year Ending December 31	Leases	Leases	Leases	Leases

2006	$5.9	$14.8	$9.1	$22.9
2007	6.2	10.6	7.6	13.8
2008	3.9	5.2	4.8	6.0
2009	3.9	4.5	4.7	4.7
2010	3.1	3.9	3.3	3.9
2011 and thereafter	18.2	2.3	18.2	2.3

Total minimum lease payments	41.2	$41.3	47.7	$53.6

Amounts representing interest	9.9		10.4

Present value of net minimum lease payments	$31.3		$37.3

      Total minimum lease payments include $33.2 million for capital leases and $2.6 million for operating leases associated with the Portman acquisition. Our share of total minimum lease payments, $82.5 million, is comprised of our consolidated obligation of $76.2 million and our share of unconsolidated ventures’ obligations of $6.3 million, principally related to Hibbing and Wabush.
      Additionally, Portman has long-term contracts with port and rail facilities with minimum “take or pay” clauses. The port contract includes minimum tonnage requirements of 2.5 million tonnes from 2006 through 2015 at an annual cost of $.9 million. The rail contract includes minimum take or pay requirements of 5.0 million tonnes, or $38.8 million, from 2006 through 2012. Portman also has capital commitments of $10.7 million at December 31, 2005, related to the production expansion to eight million tonnes.

Note 9 —	Retirement Related Benefits
      The Company and its unconsolidated ventures offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, as part of a total compensation and benefits program. Portman does not have employee retirement benefit obligations.
      The defined benefit pension plans are largely noncontributory, and, except for U.S. salaried employees, benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula. Effective July 1, 2003, the pension benefits for certain U.S. salaried employees were frozen under the prior benefit formula and a cash balance pension formula was implemented for service after June 30, 2003. Effective July 1, 2004, the pension benefits for U.S. salaried employees of the Lake Superior and Ishpeming Railroad Company (“LS&I”) Pension Plan were frozen under the prior benefit formula and a cash balance pension formula was implemented for service after June 30, 2004. The cash balance formula provides benefits based on employees’ years of service and average earnings. Defined pension plan benefit changes pursuant to the new four-year labor agreements reached with the United Steelworkers of America (“USWA”) for U.S. employees, effective August 1, 2004, and similar changes agreed on for salaried workers, were first recognized in 2005 pension expense. The changes enhanced the temporary supplemental benefit provided under the defined benefit plans and resulted in an increase of $4.0 million in projected benefit obligation (“PBO”) and $.6 million in 2005 pension expense.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In addition, the Company and its unconsolidated ventures currently provide various levels of retirement health care and life insurance benefits (“Other Benefits” or OPEB) to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. Effective July 1, 2003, we imposed an annual limit on our cost for medical coverage under the U.S. salaried plans, except for the plans covering participants at the Northshore and LS&I operations. A similar type of limit was previously implemented at Northshore. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which retiree’s benefits commence. The covered participant pays an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. Currently, the average cost for coverage prior to age 65 and after age 65 are below the respective limits of $7,000 and $3,000. The changes implemented to the U.S. salaried pension and other benefit plans reduced costs by more than an estimated $8.0 million on an annualized basis. We do not provide Other Benefits for most U.S. salaried employees hired after January 1, 1993. Other Benefits are provided through programs administered by insurance companies whose charges are based on benefits paid.
      Pursuant to the four-year labor agreements reached with the USWA for U.S. employees, effective August 1, 2004, OPEB expense for 2004 and the accumulated postretirement benefit obligation (“APBO”) decreased $4.9 million and $48.0 million, respectively, to reflect negotiated plan changes, which capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company and its partners fund an estimated $220 million into bargaining unit pension plans and retiree healthcare accounts (“VEBAs”) during the term of the contracts.
      Additionally, year 2005 and 2004 OPEB expense reflect estimated cost reductions of $3.6 million and $4.1 million, respectively, due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Drug Act”). We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter 2004. Accordingly, first quarter 2004 results were restated to reduce the previously reported net loss by $.6 million or $.05 per share. Additionally, the APBO decreased $25.8 million as of January 1, 2005.
      During 2003, we terminated certain U.S. salaried employees. Enhanced benefits were provided to most of these employees under the defined benefit pension and postretirement benefit plans. Such employees who were within 3 years (4 years for employees at LS&I) of meeting retirement eligibility under the plans were granted an additional 3 years (4 years for employees at LS&I) of age and service for purposes of satisfying such eligibility requirements. In addition, such employees covered under the Pension Plan for Employees of Cleveland-Cliffs Inc and its Associated Employers were granted a special credit under their cash balance account, generally equal to 2 weeks of base pay per year of service up to 52 weeks of such pay, increased by 11 percent to reflect certain tax liabilities.
      The following table summarizes the annual costs for the retirement plans.

	(In Millions)

	2005	2004	2003

Defined benefit pension plans	$20.7	$23.1	$32.0
Defined contribution pension plans	3.8	3.0	1.9
Other postretirement benefits	17.9	28.5	29.1

Total	$42.4	$54.6	$63.0

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following one-time loss (gain) recognized in 2003 due to the special termination benefits and curtailment under the plans associated with the involuntary terminations in the U.S. during 2003 are included in the annual costs shown above.

	(In Millions)

	Special
	Termination	Curtailment
	Benefits	Gain	Total

Defined benefit pension plans	$7.1		$7.1
Other postretirement benefits	1.5	(1.5)

Total	$8.6	$(1.5)	$7.1

      The effect of the benefit plan changes the year of recognition for the previously mentioned salaried benefit plan changes in 2003 and benefit changes associated with the new labor agreements and the Medicare Drug Act in 2004 are summarized as follows:

	(In Millions)

	2004	2003

Reduction in annual cost
Defined benefit pension plans		$3.8
Other post-retirement benefits	9.0	3.4

Total	$9.0	$7.2

Reduction in PBO or APBO
Defined benefit pension plans (PBO)		$20.7
Other postretirement benefits (APBO)	73.1	23.4

Total	$73.1	$44.1

      We utilize December 31 as our measurement date for determining pension and other benefit obligations and assets.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following tables and information provide additional disclosures for our plans, including our proportionate share of plans of our unconsolidated ventures.

Obligations and Funded Status

	(In Millions)

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Change in Benefit Obligations
Benefit obligations — beginning of year	$715.5	$642.6	$318.2	$373.8
Service cost (excluding expenses)	10.6	10.7	2.5	4.0
Interest cost	41.6	40.9	17.5	19.8
Plan amendments	4.0	(.1)		(48.0)
Actuarial loss (gain)	63.4	73.9	5.8	(9.5)
Benefits paid	(47.2)	(44.5)	(20.4)	(21.3)
Participant contributions			3.3	3.3
Other	1.6	(8.0)	.3	(3.9)

Benefit obligations — end of year	$789.5	$715.5	$327.2	$318.2

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	(In Millions)

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Change in Plan Assets
Fair value of plan assets — beginning of year	$541.2	$471.4	$75.5	$56.6
Actual return on plan assets	48.1	57.2	5.3	6.5
Employer contributions	40.6	63.0	15.2	13.1
Benefits paid	(47.2)	(44.5)	(.5)	(.5)
Asset transfers/refund		(.1)
Change in ownership share		(5.8)		(.2)
Exchange rate gain (loss)	1.4

Fair value of plan assets — end of year	$584.1	$541.2	$95.5	$75.5

Funded Status at December 31
Fair value of plan assets	$584.1	$541.2	$95.5	$75.5
Benefit obligations	789.5	715.5	327.2	318.2

Funded status (plan assets less benefit obligations)	(205.4)	(174.3)	(231.7)	(242.7)
Amounts not recognized:
Unrecognized net loss	259.7	213.4	163.0	166.8
Unrecognized prior service cost (benefit)	17.4	16.4	(60.7)	(70.2)
Unrecognized net obligation (asset) at date of adoption	(2.4)	(6.3)	.3	.3

Net amount recognized	$69.3	$49.2	$(129.1)	$(145.8)

Prepaid benefit cost	$171.6	$158.6
Accrued benefit cost	(102.3)	(109.4)
Additional minimum liability	(166.5)	(133.6)
Intangible asset	15.6	14.5
Accumulated other comprehensive income	107.9	77.8
Effect of change in mine ownership & minority interest	43.0	41.3

Net amount recognized	$69.3	$49.2

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Additional Information on Pension Benefit Obligations as of December 31, 2005

	(In Millions)

				Canadian
	U.S.			Pension
	Pension Plans			Plans

	Salaried	Hourly	Mining	Salaried	Hourly	Total

Projected benefit obligation	$243.4	$453.7	$41.3	$20.7	$30.4	$789.5
Accumulated benefit obligation (ABO)	241.7	429.6	38.4	20.0	30.4	760.1
Fair value of plan assets	245.6	266.0	27.2	20.3	25.0	584.1

Unfunded ABO		163.6	11.2		5.4	180.2
Net amount recognized	79.3	(14.7)	(.6)	3.7	1.6	69.3

Additional minimum liability		148.9	10.6		7.0	166.5
Intangible asset		(13.9)	(.8)		(.9)	(15.6)

Accumulated other comprehensive loss		$135.0	$9.8		$6.1	$150.9

      Our net pension liability of $97.2 million at December 31, 2005 is recorded as $119.3 million of $119.6 million in “Pensions, including minimum pension liability,” $45.3 million in current liabilities as “Pensions,” $80.4 million as “Prepaid Pensions — Salaried,” and the remainder minor amounts reflected as equity investments.
      The $129.1 million liability for Other Benefits at December 31, 2005 is recorded as $85.2 million of long-term “Other post-retirement benefits,” and $36.6 million in current liabilities as “Other postretirement benefits,” with the remainder reflected in equity investments.
      The accumulated benefit obligation for all defined benefit pension plans was $760.1 million and $687.4 million at December 31, 2005 and 2004, respectively.
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $525.4 million, $498.4 million, and $318.2 million, respectively, as of December 31, 2005, and $465.8 million, $443.9 million, and $285.5 million, respectively, as of December 31, 2004.

Components of Net Periodic Benefit Cost

	(In Millions)

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Service cost	$10.6	$10.7	$2.5	$4.0
Interest cost	41.6	40.9	17.5	19.8
Expected return on plan assets	(44.6)	(38.1)	(7.1)	(5.4)
Amortization:
Net (asset) obligation	(3.9)	(3.9)		1.7
Prior service costs	3.1	2.6	(6.4)	(4.5)
Net actuarial loss (gain)	13.9	11.9	11.4	12.9
Other		(1.0)

Net periodic benefit cost	$20.7	$23.1	$17.9	$28.5

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Additional Information

	(In Millions)

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Effect of change in mine ownership & minority interest	$43.0	$41.3	N/A	N/A
Minimum liability included in other comprehensive income	107.9	77.8	N/A	N/A
Actual return on plan assets	48.1	57.2	5.3	6.5

Assumptions
      Historically, the U.S. discount rate has been set for all plans using the Moody’s Aa corporate bond index. As of December 30, 2005, this rate was 5.41 percent. The Company, through an independent consultant, matched the projected cash flows used to determine the PBO and APBO to a projected yield curve of approximately 400 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 5.52 percent to 5.59 percent for the Company’s U.S. pension plans. Based upon these results, the Company selected a discount rate of 5.50 percent for its U.S. plans.
      The Canadian discount rate is set based upon a model by an independent consultant. The model discount rates for Canada are determined by calculating the single level discount rate that, when applied to a particular cash flow pattern, produces the same present value as discounting the cash flow pattern using spot rates generated from a high-quality corporate bond yield curve. Based on the cash flow patterns and liability duration for the Canadian plans, which are dependent on the demographic profile of each plan, the December 31, 2005 discount rate is 5.00 percent.
      Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

U.S.
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.12	4.16	N/A	N/A
Canada
Discount rate	5.00%	5.75%	5.00%	5.75%
Rate of compensation increase	4.00	4.00	N/A	N/A
      Weighted-average assumptions used to determine net benefit cost for years ended December 31:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

U.S.
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on plan assets	8.50	8.50	8.50	8.50
Rate of compensation increase	4.16	4.19	4.50	4.19
Canada
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00	8.00	3.00	6.50
Rate of compensation increase	4.00	4.00

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Assumed Health Care Cost Trend Rates at December 31:

	2005	2004

U.S.
Health care cost trend rate assumed for next year	8.0%	9.0%
Ultimate health care cost trend rate	5.0	5.0
Year that the ultimate rate is reached	2009	2009
Canada
Health care cost trend rate assumed for next year	8.0%	9.0%
Ultimate health care cost trend rate	5.0	5.0
Year that the ultimate rate is reached	2009	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	(In Millions)

	Increase	Decrease

Effect on total of service and interest cost	$2.0	$1.6
Effect on postretirement benefit obligation	35.0	28.0
     Plan Assets

Pension
      The pension plans asset allocation at December 31, 2005, and 2004, and target allocation for 2006 are as follows:

		Percentage of
		Plan Assets at
	2006	December 31
	Target
Asset Category	Allocation	2005	2004

Equity securities	54.4%	50.7%	63.6%
Debt securities	32.7	30.5	29.2
Hedge funds	9.2	9.1
Real estate	3.7	8.3	7.2
Cash		1.4

Total	100.0%	100.0%	100.0%

	(In Millions)

	Assets at
	December 31

Asset Category	2005	2004

Equity securities	$296.2	$344.2
Debt securities	178.1	158.0
Hedge funds	53.3
Real estate	48.2	39.0
Cash	8.3

Total	$584.1	$541.2

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses.
     VEBA & CLIR Contracts
      Assets for other benefits include deposits relating to insurance contracts (“CLIR”) and VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The other benefit plan asset allocation at December 31, 2005, and 2004, and target allocation for 2006 are as follows:

		Percentage of
		Plan Assets at
	2006	December 31
	Target
Asset Category	Allocation	2005	2004

Equity securities	59.2%	59.8%	65.0%
Debt securities	35.2	34.5	35.0
Hedge funds	5.6	5.5
Cash		.2

Total	100.0%	100.0%	100.0%

	(In Millions)

	Assets at
	December 31

Asset Category	2005	2004

Equity securities	$57.2	$49.2
Debt securities	32.9	26.3
Hedge funds	5.2
Cash	.2

Total	$95.5	$75.5

      The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses.

Participant and Company Contributions

	(In Millions)

		Other Benefits

	Pension		Direct
Company Contributions	Benefits	VEBA	Payments	Total

2004	$63.0	$13.1	$17.8	$30.9
2005	40.6	15.2	16.6	31.8
2006 (expected)	46.2	17.7	19.7	37.4
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

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Contributions by participants to the other benefit plans were $3.3 million for both years ending December 31, 2005 and 2004.
      We are currently considering various options for the amount to be contributed to the pension plans during 2006. The amounts reflected represent minimum funding requirements and bargaining agreements.

Estimated Cost for 2006
      For 2006, the Company, including its share of the plans of its unconsolidated ventures, estimates net periodic benefit cost for the U.S. and Canadian plans as follows:

(In Millions)

Defined benefit pension plans	$23.1
Defined contribution plans	3.9
Other postretirement benefits	16.6

Total	$43.6

Estimated Company Benefit Payments

	(In Millions)

		Other Benefits

		Gross	Less	Net
	Pension	Company	Medicare	Company
	Benefits	Payments	Subsidy	Payments

2006	$51.1	$21.0	$1.3	$19.7
2007	51.7	22.6	1.4	21.2
2008	53.9	23.7	1.4	22.3
2009	53.9	24.6	1.4	23.2
2010	54.6	25.2	1.4	23.8
2011-2015	288.4	132.2	7.5	124.7

Other Potential Benefit Obligations
      While the foregoing reflects our obligation, including our proportionate share of unconsolidated ventures, total Company exposure in the event of non-performance of other venturers (at Hibbing and Wabush) is potentially greater. Following is a summary comparison of the total obligation including other venturers’ proportionate shares versus our share:

	December 31, 2005
	(In Millions)

	Company’s Share		Total

	Defined		Defined
	Benefit	Other	Benefit	Other
	Pensions	Benefits	Pensions	Benefits

Fair value of plan assets	$584.1	$95.5	$798.9	$124.3
Benefit obligation	789.5	327.2	1,064.1	407.7

Underfunded status of plan	$(205.4)	$(231.7)	$(265.2)	$(283.4)

Additional shutdown and early retirement benefits	$88.3	$36.9	$130.1	$57.4

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 10 —	Income Taxes
      The components of the provision for income taxes on continuing operations consisted of the following:

	(In Millions)

	2005	2004	2003

Current provision (benefit):
North American federal	$64.3	$47.0	$(1.1)
North American state/provincial & local	3.4	4.7	.3
Australian	21.5

	89.2	51.7	(.8)
Deferred provision (benefit):
North American	10.1	(86.7)	.5
Australian	(14.5)

	(4.4)	(86.7)	.5
Total provision (benefit) on continuing operations	$84.8	$(35.0)	$(.3)

Our 2005 provision for North American federal income taxes is the sum of U.S. federal income tax of $63.4 million and Canadian federal income tax of $.9 million. The current provision for North American state/provincial and local income taxes is the sum of U.S. state and local income taxes of $3.3 million and Canadian provincial income taxes of $.1 million.
      Our 2005 North American provision for deferred income taxes from operations reflects the net of a deferred tax charge of $18.0 million related primarily to the 2005 utilization of previously recorded deferred tax assets; a credit of $8.9 million due to the elimination of a valuation allowance associated with separate return year net operating loss carryforwards of one of our subsidiaries, a charge of $2.8 million to write-down state deferred tax assets due to a major Ohio legislative change enacted in 2005, and a credit of $1.8 million for prior years’ tax adjustments, primarily related to the finalization of an audit covering the 2001 and 2002 tax years.
      Our 2005 Australian provision for deferred income taxes from operations reflects a net deferred tax credit of $14.5 million attributable primarily to the reversal of deferred tax liabilities established by U.S. GAAP purchase accounting in connection with our acquisition of an 80.4 percent equity interest in Portman. Such deferred tax liabilities relate to the step-up in the financial accounting basis of the inventories, ore reserves, and plant and equipment of Portman; and reverse as post-acquisition operations sell the inventories, mine the ore reserves and utilize the Portman plant and equipment.
      Our 2004 credit provision for deferred income taxes from operations reflects the reduction in valuation allowance, $113.8 million, net of a charge of $30.6 million for realization of tax assets during 2004, and a credit of $3.0 million for the recognition of future state income tax benefits. For 2003 and through the third quarter of 2004, we maintained a deferred tax asset valuation allowance sufficient to fully reserve our net deferred tax asset due to uncertainty regarding realization. In the fourth quarter of 2004, we determined, based on the existence of sufficient evidence, that we no longer required a valuation allowance other than $8.9 million related to net operating loss carryforwards attributable to pre-consolidation separate return years of one of our subsidiaries.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Reconciliation of our income tax attributable to continuing operations computed at the United States federal statutory rate is as follows:

	(In Millions)

	2005	2004	2003

Tax at statutory rate of 35 percent	$128.8	$99.8	$(11.6)
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(37.6)	(16.7)	(2.3)
Non-deductible expense	5.5	1.4	.6
Effect of state & foreign taxes	4.9	.1	.6
Prior years’ tax adjustments	(1.8)	(.5)	12.7
Valuation allowance	(8.9)	(113.8)	.8
Rate differential on foreign earnings	(1.1)
Other items — net	(5.0)	(5.3)	(1.1)

Income tax expense (credit)	$84.8	$(35.0)	$(.3)

      The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)

	2005	2004	2003

Discontinued operations	$(.5)	$1.8	$
Extraordinary gain				(.5)
Cumulative effect of accounting change	2.8
Other comprehensive (income) loss:
ISG Common Stock		(34.5)		34.5
Minimum pension liability	(10.5)	4.0
Other	.8	.1		(.2)

	(9.7)	(30.4)		34.3
Paid in capital — stock options	(2.6)	(2.0)		(.4)
      During 2005, the income tax recorded to “Other comprehensive income” consisted of a deferred tax credit of $10.5 million related to the deferred tax asset for the $30.0 million increase in the minimum pension liability, partially offset by a deferred tax charge of $.8 million associated with marking-to-market an investment in PolyMet. Also, in 2005, we recorded net losses, net of tax benefits of $.5 million with respect to discontinued operations in Trinidad and Tobago in 2002 and in Venezuela in 2005; as well as an adjustment to our shareholders’ equity, net of a tax benefit of $2.6 million associated with the exercise of stock options.
      During 2004, the income tax recorded to “Other comprehensive income” consisted of a deferred tax credit to reverse the $34.5 million deferred tax liability recorded in 2003 related to the mark-to-market adjustment to our investment in ISG common stock, as we fully monetized our investment in ISG, as well as adjustments to reflect the tax impacts associated with decreases in minimum pension obligations and marking-to-market an investment in PolyMet; the tax impact of $4.1 million attributable to these two items was allocated to each component. Also, we recorded income, net of a tax charge of $1.8 million, with respect to operations we discontinued in Trinidad and Tobago in 2002 and in Venezuela in 2005; as well as an adjustment to our shareholders’ equity, net of a tax benefit of $2.0 million associated with the exercise of stock options.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2005, Current Liabilities — “Income taxes” on the Statement of Consolidated Financial Position includes $29.1 million for federal, state, provincial and local income taxes. The liability includes tax contingencies related to prior years of $11.2 million, $10.9 million of which relates to U.S. subsidiaries doing business in Canada. In accordance with SFAS No. 5, “Accounting for Contingencies,” our accrual is based upon our estimate of the probable loss. The income tax contingencies also include interest expense; no penalties have been assessed or accrued.
      Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	(In Millions)

	2005	2004

Deferred tax assets:
Postretirement benefits other than pensions	$21.2	$23.4
Pensions, including minimum pension liability	33.1	22.3
Loss carryforwards	3.3	8.9
Capital loss carryforwards	11.1
Alternative minimum tax credit carryforwards	13.0	8.4
Asset retirement obligation	5.1	6.4
Product inventories	2.3	5.4
U.S. state income taxes	.2
Investment in ventures		1.4
Development	8.9	7.7
Other liabilities	25.0	27.3

Total deferred tax assets before valuation allowance	123.2	111.2
Deferred tax asset valuation allowance	11.1	8.9

Net deferred tax assets	112.1	102.3
Deferred tax liabilities:
Inventory	5.3
Properties	134.0	21.5
Investment in ventures	10.1
Other assets	6.4

Total deferred tax liabilities	155.8	21.5

Net deferred tax assets (liabilities)	$(43.7)	$80.8

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The deferred tax amounts are classified on the balance sheet as current or long-term in accordance with the asset or liability to which they relate. Following is a summary:

	(In Millions)

	2005	2004

Deferred tax assets:
North America
Current	$11.7	$36.6
Long-term	66.5	44.2

Total deferred tax assets	78.2	80.8
Deferred tax liabilities:
Australia
Current	5.2
Long-term	116.7

Total deferred tax liabilities	121.9

Net deferred tax assets (liabilities)	$(43.7)	$80.8

      Through our acquisition of Portman, we have $11.1 million of Australian deferred tax assets related to capital loss carryforwards of $37.0 million. Under Australian income tax law, capital losses are deductible from taxable capital gains, not from ordinary taxable income, but can be carried forward indefinitely. Further, we must satisfy either a continuity of ownership test or a same business test to claim a deduction for past losses. Due to the restrictions posed by these tests, as well as Portman’s uncertainty as to when, if ever, it may generate sufficient capital gains that could be offset, we have booked a full valuation allowance against this deferred tax asset.
      At December 31, 2005, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings amounted to $16.3 million. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of these earnings, nor is it practicable to determine the amount of this liability.
Note 11 — Preferred Stock
      Preferred Stock: In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 32.3354 common shares (32.6652 at February 17, 2006) per share of preferred stock, which is equivalent to an adjusted conversion price of $30.93 per share at December 31, 2005 ($30.61 at February 17, 2006), subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any fiscal quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at December 31, 2005; this threshold was met as of December 31, 2005). The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending March 31, 2006 only. Holders of preferred stock may also convert: (1) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of our common stock and the applicable conversion rate on each such day; (2) upon the occurrence of certain corporate transactions; or (3) if the preferred stock has been called for redemption. On

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
or after January 20, 2009, the Company, at its option, may redeem some or all of the preferred stock at a redemption price equal to 100 percent of the liquidation preference, plus accumulated but unpaid dividends, but only if the closing price exceeds 135 percent of the conversion price, subject to adjustment, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the redemption notice. We may also exchange the preferred stock for convertible subordinated debentures in certain circumstances. We have reserved approximately 5.6 million common treasury shares for possible future issuance for the conversion of the preferred stock. Our shelf registration statement with respect to the resale of the preferred stock, the convertible subordinated debentures that we may issue in exchange for the preferred stock and the common shares issuable upon conversion of the preferred stock and the convertible subordinated debentures was declared effective by the Securities and Exchange Commission on July 22, 2004. The Company is no longer contractually obligated to maintain the effectiveness of the registration statement due to the expiration of the effectiveness period. Accordingly, on February 14, 2006, the Company deregistered 92,655 shares of Preferred Stock, $172,500,000 in aggregate principal amount of debentures and approximately 5.6 million common shares that have not been resold. The preferred stock is classified for accounting purposes as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. The net proceeds after offering expenses were approximately $166 million. A portion of the proceeds was utilized to repay the remaining outstanding $25.0 million in principal amount of our senior unsecured notes in the first quarter of 2004. We have also used approximately $63.0 million to fund our underfunded pension plans and contributed $13.1 million to our VEBAs in 2004.
Note 12 — Stock Plans
      The 1992 Incentive Equity Plan, as amended in 1999, authorizes us to issue up to 3,400,000 Common Shares to employees upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid on awards made under the Plan. Such shares may be shares of original issuance, treasury shares, or a combination of both. Stock options may be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to repricing, and must be exercisable not later than ten years and one day after the date of grant. Common Shares may be awarded or sold to certain employees with disposition restrictions over specified periods.
      The 1996 Nonemployee Directors’ Compensation Plan (“Directors’ Plan”), as amended in 2001, authorized the Company to issue up to 200,000 Common Shares to nonemployee Directors. The Directors’ Plan was amended effective in 1999 to provide for the grant of 4,000 Restricted Shares with a five-year vesting to nonemployee Directors first elected on or after January 1, 1999, and provided that nonemployee Directors take at least 40 percent of their annual retainer in Common Shares (“Required Retainer”). The Directors’ Plan was amended and restated January 1, 2004 to provide for Director Share Ownership Guidelines (“Guidelines”). A Director is required by the end of a four-year period to own either (i) a total of at least 4,000 Common Shares, or (ii) hold Common Shares with a market value of at least $100,000. If the Director meets the Guidelines, the Director may elect to receive cash for the Required Retainer.
      The Directors’ Plan was further amended and restated January 1, 2005 to eliminate the 4,000 restricted share grant to new Directors on the Board and include an Annual Equity Grant (“Equity Grant”) in lieu of the restricted share grant. The Equity Grant is granted at the Company’s Annual Meeting each year to all nonemployee Directors newly elected by the shareholders. The value of the Equity Grant is $32,500 payable in restricted shares with a three-year vesting period from the date of grant. A Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.
      We recorded expense of $8.5 million in 2005, $6.6 million in 2004, and $6.0 million in 2003 relating to other stock-based compensation, primarily the Performance Share program.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In March 2005, we issued approximately 68,000 shares of restricted stock with a vesting date of December 31, 2007. As of November 30, 2005, we re-measured the shares for retiree-eligible employees to defer the immediate recognition of tax to the recipients. We immediately vested one-half of the restricted grant awards, resulting in the acceleration of approximately $1.9 million of expense.
      SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value method for valuing stock options had been applied. Our pro forma information follows:

	2005	2004	2003

Net income (loss) (millions)	$280.0	$324.8	$(30.5)
Earnings (loss) per share:
Basic	$12.63	$14.99	$(1.49)
Diluted	$10.06	$11.84	$(1.49)
      There were no options issued in 2005, 2004 or 2003.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Stock option, restricted stock award, deferred stock allocation, and performance share activities under our Incentive Equity Plans, and the Nonemployee Directors’ Compensation Plan are summarized as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options:
Options outstanding at beginning of year	218,084	$31.17	956,932	$26.40	1,627,456	$23.97
Granted during the year
Exercised	(175,050)	32.53	(719,780)	24.94	(361,064)	16.69
Cancelled or expired	(15,900)	19.19	(19,068)	27.32	(309,460)	24.92

Options outstanding at end of year	27,134	29.38	218,084	31.17	956,932	26.40
Options exercisable at end of year	27,134	29.38	218,084	31.17	956,932	26.40
Restricted awards:
Awarded and restricted at beginning of year	60,750		88,114		129,514
Awarded during the year	75,563				51,370
Vested	(39,723)		(27,364)		(84,770)
Cancelled					(8,000)

Awarded and restricted at end of year	96,590		60,750		88,114
Performance shares:
Allocated at beginning of year	617,182		769,212		704,436
Allocated during the year	55,906		121,560		314,210
Issued	(135,728)		(88,532)		(86,492)
Forfeited/cancelled	(126,301)		(185,058)		(162,942)

Allocated at end of year	411,059		617,182		769,212
Directors’ retainer and voluntary shares:
Awarded at beginning of year	6,360		18,684		15,624
Awarded during the year	1,229		6,360		18,684
Issued	(6,661)		(18,684)		(15,624)

Awarded at end of year	928		6,360		18,684
Reserved for future grants or awards at end of year:
Employee plans	635,651		621,188		538,622
Directors’ plans	46,664		51,624		57,984

Total	682,315		672,812		596,606

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Exercise prices for stock options outstanding as of December 31, 2005 ranged from $14.78 to $37.90, summarized as follows:

	Outstanding and Exercisable

		Weighted
	Number of	Average	Weighted
	Shares	Remaining	Average
	Underlying	Contractual	Exercise
Range of Exercise Prices	Options	Life	Price

$10 — $20	1,400	4.0	$14.78
$20 — $30	12,400	1.5	21.87
$30 — $40	13,334	3.0	37.90

	27,134	2.4	$29.38

Note 13 — Other Comprehensive Income
      Components of Other Comprehensive Income (Loss) and related tax effects allocated to each are shown below:

	(In Millions)

	Pre-tax	Tax Benefit	After-tax
	Amount	(Provision)	Amount

Year Ended December 31, 2003:
Minimum pension liability	$(89.1)	$.6	$(88.5)
Unrealized gain on securities	179.3	(34.4)	144.9

	$90.2	$(33.8)	$56.4

Year Ended December 31, 2004:
Minimum pension liability	$(77.8)	$(3.4)	$(81.2)
Unrealized gain on securities	.3	(.1)	.2

	$(77.5)	$(3.5)	$(81.0)

Year Ended December 31, 2005:
Minimum pension liability	$(107.9)	$7.1	$(100.8)
Foreign currency translation adjustments	(24.7)		(24.7)
Unrealized loss on derivative financial instruments	(2.6)	.8	(1.8)
Unrealized gain on securities	2.6	(.9)	1.7

	$(132.6)	$7.0	$(125.6)

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Other Comprehensive Income (Loss) balances are as follows:

	(In Millions)

				Unrealized
				Loss on	Accumulated
	Minimum	Unrealized	Foreign	Derivative	Other
	Pension	Gain on	Currency	Financial	Comprehensive
	Liability	Securities	Translation	Instruments	Gain (Loss)

Balance December 31, 2002	$(110.7)				$(110.7)
Change during 2003	22.2	144.9			167.1

Balance December 31, 2003	(88.5)	144.9			56.4
Change during 2004	7.3	(144.7)			(137.4)

Balance December 31, 2004	(81.2)	.2			(81.0)
Change during 2005	(19.6)	1.5	(24.7)	(1.8)	(44.6)

Balance December 31, 2005	$(100.8)	$1.7	$(24.7)	$(1.8)	$(125.6)

Note 14 — Shareholders’ Equity
      Under our share purchase rights plan, one half of a right is attached to each of our Common Shares outstanding or subsequently issued. One right entitles the holder to buy from the Company one-hundredth of one Common Share. The rights expire on September 19, 2007 and are not exercisable until the occurrence of certain triggering events, which include the acquisition of, or tender or exchange offer for, 20 percent or more of our Common Shares. There are approximately 336,000 Common Shares, adjusted for the two-for-one stock split, reserved for these rights. We are entitled to redeem the rights upon the occurrence of certain events.
Note 15 — Fair Value of Financial Instruments
      The carrying amount and fair value of our financial instruments at December 31, 2005 and 2004 were as follows:

	(In Millions)

	2005		2004

	Carrying	Fair
	Amount	Value	Carrying	Fair
			Amount	Value

Cash and cash equivalents	$192.8	$192.8	$216.9	$216.9
Marketable securities (short-term)	9.9	9.9	182.7	182.7
Long-term receivable*	60.7	60.7	64.1	64.1
Marketable securities (long-term)	10.6	10.6	.5	.5
Long-term debt*	7.7	7.3
Preferred stock	172.5	172.5	172.5	306.1

*	Includes current portion.
      The carrying amount of cash and cash equivalents and marketable securities approximates fair value due to the short maturity or the highly liquid nature of these instruments.
      On February 16, 2004, we entered into an option agreement with PolyMet that granted PolyMet the exclusive right to acquire certain land, crushing and concentrating and other ancillary facilities located at our Cliffs Erie site in Hoyt Lakes, Minnesota (formerly owned by LTVSMC). The iron ore mining and pelletizing operations were permanently closed in January 2001.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      PolyMet is a non-ferrous mining company located in Vancouver, B.C. Canada. Its stock trades Over-The-Counter in the U.S. under the symbol POMGF.OB.
      Under terms of the agreement, we received $500,000 and one million shares of PolyMet for maintaining certain identified components of the facility, while PolyMet conducted a feasibility study on the development of its Northmet PolyMetallic non-ferrous ore deposits located near the Cliffs Erie site. PolyMet had until June 30, 2006 to exercise its option and acquire the assets covered under the agreement for additional consideration. We recorded the $500,000 option payment and one million common shares (valued at $230,000 on the agreement date) under the deposit method and deferred recognition of the gain. We classified the PolyMet shares as available for sale and recorded mark-to-market changes in the value of the shares to other comprehensive income.
      On November 15, 2005, we reached an agreement with PolyMet regarding the terms for the early exercise of PolyMet’s option to acquire the assets under the agreement and closed the sales transaction resulting in a $9.5 million pre-tax gain. Under the terms of the agreement, we received cash of $1.0 million and approximately 6.2 million common shares of PolyMet, which closed that day at $1.25 per share. The additional PolyMet shares received in this transaction are classified as available for sale in Other Assets — non current. We intend to hold our shares of PolyMet indefinitely. We are entitled to receive additional cash proceeds of $2.4 million in quarterly installments by and according to the terms of the contract for deed executed by the parties. As a final component of the purchase price, PolyMet will assume certain on-going site related environmental and reclamation obligations.
      The fair value of the long-term receivable from Ispat Inland of $59.8 million and $64.1 million at December 31, 2005 and December 31, 2004, respectively, is based on the discount rate utilized by the Company, which represents an approximate credit adjusted rate for unsecured obligations. Portman has a non-interest bearing rail credit receivable of $.9 million at December 31, 2005.
      The fair value of Portman’s long-term debt was determined based on a discounted cash flow analysis and estimated current borrowing rates.
      At December 31, 2005 and 2004, our U.S. mining ventures had in place forward contracts for the purchase of natural gas and diesel fuel in the notional amount of $28.6 million (our share — $24.7 million) and $28.3 million (our share — $23.9 million), respectively. The unrecognized fair value loss on the contracts at December 31, 2005, which mature at various times through December 2006 was estimated to be $5.2 million (our share — $4.4 million) based on December 31, 2005 forward rates.
      Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portion $2.5 million since acquisition, were charged to operations. At December 31, 2005, Portman had outstanding A$370.1 million in the form of call options, collars, convertible collars and forward exchange contracts with varying maturity dates ranging from January 2006 to October 2008, and a fair value loss based on the December 31, 2005 spot rate of A$.9 million. A one percent increase in rates from the month-end rate would increase the fair value and cash flow by approximately A$2.0 million and a one percent decrease would decrease the fair value and cash flow by approximately A$3.6 million.

Cleveland-Cliffs Inc and Consolidated Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Note 16 — Earnings Per Share
      The following table summarizes the computation of basic and diluted earnings per share.

	(In Millions, Except Per Share)

	2005		2004		2003

		Per		Per		Per
	Amount	Share	Amount	Share	Amount	Share

Income (loss) from continuing operations	$273.2	$12.57	$320.2	$15.03	$(34.9)	$(1.70)
Preferred dividend	(5.6)	(.26)	(5.3)	(.25)

Income (loss) from continuing operations applicable to common shares	267.6	12.32	314.9	14.78	(34.9)	(1.70)
Discontinued operations	(.8)	(.04)	3.4	.16
Extraordinary gain					2.2	.10
Cumulative effect	5.2	.24

Income applicable to common shares — basic	272.0	$12.52	318.3	$14.94	(32.7)	$(1.60)

Dilutive effect preferred dividend	5.6		5.3

Income applicable to common shares plus assumed conversions — diluted	$277.6	$9.97	$323.6	$11.80	$(32.7)	$(1.60)

Average number of shares (in thousands)
Basic	21,728		21,308		20,512
Employee stock plans	530		547
Convertible preferred stock	5,578		5,566

Diluted	27,836		27,421		20,512

For 2003, the dilutive effects of employee stock plans of 311,600 shares were excluded from the computation of earnings per share because they were anti-dilutive.
Note 17 — Contingencies
      The Company and its ventures are periodically involved in litigation incidental to their operations. Management believes that any pending litigation will not result in a material liability in relation to our consolidated financial statements.

Quarterly Results of Operations(Unaudited)
(In Millions, Except Per Share Amounts)

	2005

	Quarters

	First*	Second	Third	Fourth	Year

Revenues from product sales and services	$271.2	$485.3	$514.1	$468.9	$1,739.5
Operating income	34.1	138.9	122.4	61.1	356.5
Income before extraordinary gain and cumulative effect of accounting change	$21.0	$99.7	$85.6	$66.1	$272.4
Net income	26.2	99.7	85.6	66.1	277.6
Earnings per share
Basic	$1.15	$4.53	$3.86	$2.97	$12.52
Diluted	.95	3.59	3.07	2.36	9.97

*	Net income and earnings per share have been restated by $1.0 million and $.04 per diluted share, respectively, to reflect the additional cumulative effect adjustment related to stripping recognized in the fourth quarter. Operating income and work in process inventories increased by $1.6 million for the pre-tax amount.
      First quarter results included a $8.0 million pre-tax gain for a cumulative effect adjustment related to stripping costs and a $9.8 million charge for currency hedging costs related to the acquisition of Portman. Results for 2005 include Portman’s results since the March 31, 2005 acquisition. Second quarter results included a $10.6 million pre-tax business interruption recovery. Fourth quarter results included a $9.5 million gain on the sale of certain assets to PolyMet.

	2004

	Quarters

	First*	Second	Third	Fourth	Year

Revenues from product sales and services	$233.7	$297.7	$344.8	$326.9	$1,203.1
Operating income (loss)	(3.3)	36.1	46.8	38.0	117.6
Income before extraordinary gain and cumulative effect of accounting change		$32.8	$87.5	$203.3	$323.6
Net income		32.8	87.5	203.3	323.6
Earnings (loss) per share
Basic	$(.05)	$1.49	$4.03	$9.41	$14.94
Diluted	(.05)	1.21	3.18	7.31	11.80

*	Restated for the effect of adopting the Medicare Drug Act.
      First quarter results included a $1.6 million pre-tax charge for customer bankruptcy exposure. Third quarter results included a $56.8 million pre-tax gain on the sale of ISG common stock. Fourth quarter results included an additional pre-tax gain on ISG common stock sales of $95.9 million and a decrease in income taxes for the $113.8 million reversal of deferred tax asset allowance.
      The sum of the quarterly earnings per-share amounts does not equal the annual amount reported since per-share amounts are computed independently for each quarter and for the full year based upon respective weighted-average common shares outstanding and other diluted potential shares.

Common Share Price Performance and Dividends (Unaudited)

	2005			2004

	High	Low	Dividends	High	Low	Dividends

First Quarter	$88.35	$46.80	$.10	$34.04	$21.28	$
Second Quarter	75.50	51.14	.10	33.84	19.71
Third Quarter	88.67	56.85	.20	40.25	25.03
Fourth Quarter	99.25	70.90	.20	53.56	33.35		.10

Year	99.25	46.80	$.60	53.56	19.71		$.10

Report Of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cleveland-Cliffs Inc
Cleveland, Ohio
      We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of consolidated operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Cleveland-Cliffs Inc and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in the Accounting Policy note to the financial statements, in 2005 the Company changed its method of accounting for stripping costs incurred during the production phase of a mine.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 17, 2006

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Cleveland-Cliffs Inc
      We have audited the accompanying statements of consolidated operations, shareholders’ equity and cash flows of Cleveland-Cliffs Inc and consolidated subsidiaries (the “Company”) for the year ended December 31, 2003 listed in the index at Item 15(a). Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Cleveland-Cliffs Inc and consolidated subsidiaries consolidated results of operations and cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in the Accounting Policy Note to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.
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
      The independent auditors, Deloitte & Touche LLP, are retained by the Audit Committee of the Board of Directors. Deloitte & Touche LLP is engaged to audit our consolidated financial statements and internal controls over financial reporting as of December 31, 2005 and 2004 and conduct such tests and related procedures as Deloitte & Touche LLP deems necessary in conformity with standards of the Public Company Accounting Oversight Board (United States). The opinion of the independent auditors, based upon their audit of the consolidated financial statements and internal controls over financial reporting as of December 31, 2005 and 2004, is contained in this Annual Report.

/s/ J. S. Brinzo	/s/ Donald J. Gallagher	/s/ R. J. Leroux

J. S. Brinzo Chairman and Chief Executive Officer	Donald J. Gallagher Executive Vice President, Chief Financial Officer and Treasurer	R. J. Leroux Vice President and Controller and Principal Accounting Officer

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective, based on those criteria.
      On April 19, 2005, we completed the acquisition of 80.4 percent of Portman. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. As permitted by the SEC, management excluded Portman from management’s assessment of internal control over financial reporting as of December 31, 2005. Portman constituted approximately 38 percent of consolidated total assets as of December 31, 2005 and approximately 14 percent of consolidated total revenues for the nine month period since the acquisition. Portman will be included in management’s assessment of the internal control over financial reporting for Cleveland-Cliffs Inc and our consolidated subsidiaries as of December 31, 2006.
      The Company’s independent auditors have issued an audit report on its assessment of the Company’s internal control over financial reporting. This report appears on page 124.

Report Of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cleveland-Cliffs Inc
Cleveland, Ohio
     We have audited management’s assessment, included in the accompanying “Report of Management on Internal Controls Over Financial Reporting”, that Cleveland-Cliffs Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Managements Report on Internal Controls over Financial Reporting,” management excluded from their assessment the internal control over financial reporting at Portman Limited, which was acquired on March 31, 2005 and whose financial statements reflect total assets and revenues constituting 38 percent and 14 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Portman Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of December 31, 2005, and the related statements of consolidated operations, shareholders’ equity and cash flows for the year ended December 31, 2005 and the financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 17, 2006, expressed an unqualified opinion on the financial statements and financial statement schedule and included an explanatory paragraph relating to the change in method of accounting for stripping costs incurred during the production phase of a mine.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 17, 2006

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
      (b) The table below sets forth certain information regarding the following equity compensation plans of ours as of December 31, 2005: the 1992 Equity Incentive Plan (“1992 Incentive Plan”), the Management Performance Incentive Plan (“MPI Plan”), the Mine Performance Bonus Plan (“Mine Plan”), the Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”) and the Nonemployee Directors’ Compensation Plan. All of those plans have been approved by shareholders, except for the MPI Plan, the Mine Plan, and the VNQDC Plan.

Number of
			Weighted-	securities remaining
			average exercise	available for future
	Number of securities		price of	issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected
Plan category	warrants and rights		rights	in column(a))

	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders	438,193	(1)	$29.38	682,315	(2)
Equity Compensation Plans Not Approved By Security Holders	0		N/A		(3)

(1)	Includes 411,059 performance share awards, an award initially denominated in shares, but no shares are actually issued until performance targets are met. The weighted-average exercise price of outstanding options, warrants and rights, column (b), does not take these awards into account.

(2)	Includes 635,651 Common Shares remaining available under the 1992 Incentive Plan, which authorizes the Compensation and Organization Committee to make awards of Option Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units (including up to 96,590 Restricted Shares and Deferred Shares); and 46,664 Common Shares remaining available under the Nonemployee Directors’ Compensation Plan, which authorizes the award of Restricted Shares to Directors upon their election to the Board at the Annual Meeting (Annual Equity Grant), and provides that the Directors are required to take 40 percent of their retainer in Common Shares, unless they meet the Directors Share Ownership Guidelines, and may take up to 100 percent of their retainer and other fees in Common Shares.

(3)	The MPI Plan, the Mine Plan, and the VNQDC Plan provide for the issuance of Common Shares, but do not provide for a specific amount available under the Plans. Descriptions of those Plans are set forth below.

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
      (a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.
      The following consolidated financial statements of Cleveland-Cliffs Inc are included at Item 8 above:
      Statement of Consolidated Financial Position — December 31, 2005 and 2004
      Statement of Consolidated Operations — Years ended December 31, 2005, 2004 and 2003
      Statement of Consolidated Cash Flows — Years ended December 31, 2005, 2004 and 2003
      Statement of Consolidated Shareholders’ Equity — Years ended December 31, 2005, 2004 and 2003
      Notes to Consolidated Financial Statements
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

(3) List of Exhibits — Refer to Exhibit Index on pages 130-136 which is incorporated herein by reference.
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

CLEVELAND-CLIFFS INC

By:	/s/ DONALD J. GALLAGHER

Name: Donald J. Gallagher

Title:	Executive Vice President, Chief Financial

Officer and Treasurer
Date: February 21, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. S. BRINZO J. S. Brinzo	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2006

/s/ D. J. GALLAGHER D. J. Gallagher	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2006

/s/ R. J. LEROUX R. J. Leroux	Vice President and Controller (Principal Accounting Officer)	February 21, 2006

* R. C. Cambre	Director	February 21, 2006

* R. Cucuz	Director	February 21, 2006

* S. M. Cunningham	Director	February 21, 2006

* B. J. Eldridge	Director	February 21, 2006

* D. H. Gunning	Vice Chairman and Director	February 21, 2006

* J. D. Ireland, III	Director	February 21, 2006

* F. R. McAllister	Director	February 21, 2006

Signatures	Title	Date

* R. Phillips	Director	February 21, 2006

* R. K. Riederer	Director	February 21, 2006

* A. Schwartz	Director	February 21, 2006

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ DONALD J. GALLAGHER

DONALD J. GALLAGHER
(Donald J. Gallagher, as Attorney-in-Fact)

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc, file number 1-08944, unless otherwise indicated.

Pagination by
Exhibit			Sequential
Number			Numbering System

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc
3	(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc as filed with Secretary of State of the State of Ohio on January 20, 2004 (filed as Exhibit 3(a) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

3	(b)	Amendment to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio on November 30, 2004 (filed as Exhibit 3(a) to Form 8-K on November 30, 2004 and incorporated by reference)	Not Applicable
3	(c)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4	(a)	Form of Common Stock (filed as Exhibit 4(a) to Form 8-K/A of Cleveland-Cliffs Inc filed on December 6, 2004 and incorporated by reference).	Not Applicable

4	(b)	Form of Series A-2 Preferred Stock Certificate (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

4	(c)	Rights Agreement, dated September 19, 1997, by and between Cleveland-Cliffs Inc and Computershare Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

4	(d)	Amendment No. 1, effective as of November 15, 2001, to Rights Agreement by and between Cleveland-Cliffs Inc and Computershare Trust Company, N.A. (successor-in-interest to First Chicago Trust Company of New York), as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Form 8-A of Cleveland-Cliffs Inc filed on December 14, 2001 and incorporated by reference)	Not Applicable

4	(e)	Registration Rights Agreement, dated as of January 21, 2004, by and between Cleveland-Cliffs Inc and Morgan Stanley & Co. Incorporated (filed as Exhibit 4(e) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

4	(f)	Multicurrency Credit Agreement, entered into as of March 28, 2005, among Cleveland-Cliffs Inc and various institutions from time to time as lenders, Fifth Third Bank as Administrative Agent and L/C Issuer, and Fleet National Bank as Syndication Agent (filed as Exhibit 4(a) to Form 8-K of Cleveland-Cliffs Inc on March 31, 2005 and incorporated by reference)	Not Applicable

Material Contracts

10	(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 2001) (filed as Exhibit 10 (c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(b)	* Amendment No. 1 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated Effective January 1, 2001), dated as of November 13, 2001 (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(c)	* Severance Agreements, dated as of January 1, 2000, by and between Cleveland-Cliffs Inc and certain executive officers (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10	(d)	* Severance Agreement, dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001, and incorporated by reference)	Not Applicable

10	(e)	* Severance Agreement, by and between Cleveland-Cliffs Inc and Donald J. Gallagher, dated as of March 9, 2004 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

10	(f)	* Severance Agreement, by and between Cleveland-Cliffs Inc and Joseph A. Carrabba, dated as of May 23, 2005 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 28, 2005 and incorporated by reference)	Not Applicable

10	(g)	* Employment and Separation Agreement entered into April 8, 2003 by and between Cleveland-Cliffs Inc and Thomas J. O’Neil (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 31, 2003 and incorporated by reference)	Not Applicable

10	(h)	* Employment Agreement between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on July 28, 2005 and incorporated by reference)	Not Applicable

10	(i)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective as of January 1, 2004 (Summary Description) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 29, 2004 and incorporated by reference)	Not Applicable

10	(j)	* Form of Indemnification Agreement with Directors (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(k)	* Director and Officer Indemnification Agreement, dated as of July 10, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(a) to Form 10-Q filed on October 25, 2001 and incorporated by reference)	Not Applicable

10	(l)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(m)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc filed on March 22, 1999 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(n)	* Form of Restricted Shares Agreement under the 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) as amended, authorized by the Compensation & Organization Committee of the Company and effective as of March 8, 2005 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc filed on March 14, 2005 and incorporated by reference)	Not Applicable

10	(o)	* Form of Amendment No. 1 to the Cleveland-Cliffs Inc Restricted Shares Agreement dated March 8, 2005 (filed as Exhibit 10(b) to Form 8-K of Cleveland-Cliffs Inc filed on December 1, 2005 and incorporated by reference)	Not Applicable

10	(p)	* Form of Restricted Shares Agreement under the 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) as amended, between Cleveland-Cliffs Inc and Joseph A. Carrabba effective May 23, 2005 (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc filed on July 28, 2005 and incorporated by reference)	Not Applicable

10	(q)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of July 1, 1995 (filed as Exhibit 10(l) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(r)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001 and incorporated by reference)	Not Applicable

10	(s)	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of January 14, 2003 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on April 24, 2003 and incorporated by reference)	Not Applicable

10	(t)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(u)	* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10	(v)	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(p) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference).	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(w)	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference).	Not Applicable

10	(x)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(y)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(z)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(aa)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(bb)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10	(cc)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(dd)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(ee)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(ff)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(gg)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(hh)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(ii)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10	(jj)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(kk)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(ll)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(mm)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(nn)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2002 and incorporated by reference)	Not Applicable

10	(oo)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc filed on March 16, 2000 and incorporated by reference)	Not Applicable

10	(pp)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2000 and incorporated by reference)	Not Applicable

10	(qq)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10(rr) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(rr)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10(ss) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(ss)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2002-2004 (filed as Exhibit 10(oo) to Form 10-K of Cleveland-Cliffs Inc filed on February 22, 2005 and incorporated by reference)	Not Applicable

10	(tt)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2003-2005 (filed as Exhibit 10(pp) to Form 10-K of Cleveland-Cliffs Inc filed on February 22, 2005 and incorporated by reference)	Not Applicable

10	(uu)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2004-2006 (filed as Exhibit 10(qq) to Form 10-K of Cleveland-Cliffs Inc filed on February 22, 2005 and incorporated by reference)	Not Applicable

10	(vv)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2005-2007 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc filed on March 15, 2005 and incorporated by reference)	Not Applicable

10	(ww)	* Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of July 1, 1995 (filed as Exhibit 10(tt) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

10	(xx)	* First Amendment to Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 1, 1999 (filed as Exhibit 10(mm) to Form 10-K of Cleveland-Cliffs Inc filed on March 25, 1999 and incorporated by reference)	Not Applicable

10	(yy)	* Second Amendment to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan, effective as of January 14, 2003 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on April 24, 2003 and incorporated by reference)	Not Applicable

10	(zz)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (Amended and Restated as of January 1, 2005)	Filed Herewith

10	(aaa)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc filed on April 25, 2002 and incorporated by reference)	Not Applicable

10	(bbb)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 25, 2002 and incorporated by reference)	Not Applicable

10	(ccc)	** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on December 29, 2004, and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Pagination by
Exhibit			Sequential
Number			Numbering System

10	(ddd)	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10(vv) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003, and incorporated by reference)	Not Applicable

10	(eee)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc. (filed as Exhibit 10(a) of Form 8-K of Cleveland-Cliffs Inc on September 21, 2004, and incorporated by reference)	Not Applicable

10	(fff)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc.	Filed Herewith

21		Subsidiaries of the registrant	Filed Herewith

23		Consent of independent registered public accounting firm	Filed Herewith

24		Power of Attorney	Filed Herewith

31	(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo as of February 21, 2006	Filed Herewith

31	(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher as of February 21, 2006	Filed Herewith

32	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer of Cleveland-Cliffs Inc, as of February 21, 2006	Filed Herewith

32	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer of Cleveland-Cliffs Inc, as of February 21, 2006	Filed Herewith

99	(a)	Schedule II — Valuation and Qualifying Account	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.