Form 10-Q
period 2006-03-31
CLEVELAND CLIFFS INC
filed 2006-04-27
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES  ☑  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO ☑
As of April 21, 2006, there were 22,057,674 Common Shares (par value $.50 per share) outstanding.

PART I – FINANCIAL INFORMATION

Page No.
Item 1 – Financial Statements
2	Definitions

3	Statements of Condensed Consolidated Operations Three Months Ended March 31, 2006 and 2005

4	Statements of Condensed Consolidated Financial Position March 31, 2006 and December 31, 2005

5	Statements of Condensed Consolidated Cash Flows Three Months Ended March 31, 2006 and 2005

6	Notes to Condensed Consolidated Financial Statements

39	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

64	Item 3 – Qualitative and Quantitative Disclosures About Market Risk

65	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

66	Item 1 – Legal Proceedings

68	Item 1A – Risk Factors

69	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

70	Item 6 – Exhibits

71	Signature

71	Exhibit Index
EX-10(E) Letter
EX-31(A) Cert. CEO
EX-31(B) Cert. CFO
EX-32(A) CEO Cert. Section 1350 and 906
EX-32(B) CFO Cert. Section 1350 and 906
EX-31(a) – Section 302 Certification of Chief Executive Officer
EX-31(b) – Section 302 Certification of Chief Financial Officer
EX-32(a) – Section 906 Certification of Chief Executive Officer
EX-32(b) – Section 906 Certification of Chief Financial Officer

Definitions
The following abbreviations or acronyms are used in the text. References in this report to the “Company”, “we”, “us”, “our” and “Cliffs” are to Cleveland-Cliffs Inc and its subsidiaries, collectively.

Abbreviation or acronym	Term
ABO	Accumulated benefit obligation
Algoma	Algoma Steel Inc.
APB	Accounting Principles Board
APBO	Accumulated other postretirement benefit obligation
CAL	Cliffs and Associates Limited
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Cliffs Australia	Cleveland-Cliffs Australia Pty Limited
Cockatoo Island	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
HBI	Hot Briquette Iron
Hibbing	Hibbing Taconite Company
ISG	International Steel Group Inc.
Kobe Steel	Kobe Steel, LTD.
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
Mittal	Mittal Steel Company N.V.
Mittal Steel USA	Mittal Steel USA Inc.
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
PolyMet	PolyMet Mining Inc.
Portman	Portman Limited
PPI	Producers Price Indices
PRP	Potentially responsible party
SAB	Staff Accounting Bulletin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Steel Dynamics	Steel Dynamics, Inc.
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
United Taconite	United Taconite LLC
USWA	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association trusts
Wabush	Wabush Mines Joint Venture
WCI	WCI Steel Inc.
WEPCO	Wisconsin Electric Power Company

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(UNAUDITED)

	(In Millions, Except
	Per Share Amounts)
	Three Months Ended
	March 31
	2006	2005
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$244.5	$218.8
Freight and venture partners’ cost reimbursements	61.9	52.4

	306.4	271.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(251.0)	(227.5)

SALES MARGIN	55.4	43.7
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	2.6	2.7
Administrative, selling and general expenses	(9.8)	(11.3)
Miscellaneous — net	(2.0)	(1.0)

	(9.2)	(9.6)

OPERATING INCOME	46.2	34.1
OTHER INCOME (EXPENSE)
Gain on sale of assets to PolyMet	.3
Interest income	4.3	3.9
Interest expense	(1.0)	(.2)
Other — net	.2	(9.7)

	3.8	(6.0)

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST	50.0	28.1
INCOME TAX EXPENSE	(9.9)	(7.2)
MINORITY INTEREST (net of tax $1.0)	(2.4)

INCOME FROM CONTINUING OPERATIONS	37.7	20.9
INCOME FROM DISCONTINUED OPERATIONS (net of tax $.1 and $.1)	.2	.1

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	37.9	21.0
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.8)		5.2

NET INCOME	37.9	26.2
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)

INCOME APPLICABLE TO COMMON SHARES	$36.5	$24.8

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$1.66	$.91
Discontinued operations	.01
Cumulative effect of accounting change		.24

EARNINGS PER COMMON SHARE — BASIC	$1.67	$1.15

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$1.36	$.76
Discontinued operations	.01
Cumulative effect of accounting change		.19

EARNINGS PER COMMON SHARE — DILUTED	$1.37	$.95

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	21,849	21,599
Diluted	27,681	27,655
See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31	December 31
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136.7	$192.8
Marketable securities		9.9
Trade accounts receivable — net	43.7	53.7
Receivables from associated companies	10.0	5.4
Product inventories	215.0	119.1
Work in process inventories	65.7	56.7
Supplies and other inventories	59.7	70.5
Deferred and refundable taxes	13.1	12.1
Recoverable electric power payments	63.5	73.0
Other	41.3	42.8

TOTAL CURRENT ASSETS	648.7	636.0
PROPERTIES	1,004.4	979.3
Allowances for depreciation and depletion	(183.7)	(176.5)

TOTAL PROPERTIES	820.7	802.8
OTHER ASSETS
Long-term receivables	47.5	48.7
Prepaid pensions	80.3	80.4
Deferred income taxes	60.9	66.5
Deposits and miscellaneous	55.8	53.8
Other investments	24.3	34.0
Intangible pension asset	13.9	13.9
Marketable securities	19.2	10.6

TOTAL OTHER ASSETS	301.9	307.9

TOTAL ASSETS	$1,771.3	$1,746.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$140.4	$122.9
Accrued employment costs	37.1	47.4
Pensions	45.2	45.3
Other post-retirement benefits	29.6	36.6
Accrued expenses	25.7	28.9
Income taxes	36.5	29.1
State and local taxes	18.1	22.2
Environmental and mine closure obligations	10.0	13.4
Payables to associated companies	7.8	7.7
Other	10.0	9.2

TOTAL CURRENT LIABILITIES	360.4	362.7
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	124.4	119.6
OTHER POST-RETIREMENT BENEFITS	83.7	85.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	87.7	87.3
DEFERRED INCOME TAXES	110.5	116.7
OTHER LIABILITIES	74.4	79.4

TOTAL LIABILITIES	841.1	850.9
MINORITY INTEREST	81.1	71.7
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE
PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5	172.5
SHAREHOLDERS’ EQUITY
Common Shares — par value $.50 a share
Authorized — 56,000,000 shares;
Issued — 33,655,882 shares	16.8	16.8
Capital in excess of par value of shares	93.2	93.9
Retained earnings	856.3	824.2
Accumulated other comprehensive loss, net of tax	(129.7)	(125.6)
Cost of 11,598,349 Common Shares in treasury
(2005 - 11,740,385 shares)	(162.4)	(164.3)
Unearned compensation	2.4	6.6

TOTAL SHAREHOLDERS’ EQUITY	676.6	651.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,771.3	$1,746.7

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Three Months Ended
	March 31
	2006	2005
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$37.9	$26.2
Cumulative effect of accounting change		(5.2)
Income from discontinued operations	(.2)	(.1)

Income from continuing operations	37.7	20.9
Depreciation and amortization:
Consolidated	13.3	6.3
Share of associated companies	1.0	1.0
Pensions and other post-retirement benefits	3.3	4.6
Loss on currency hedges	3.5	9.8
Minority interest	2.4
Loss (gain) on sale of assets	.1	(.1)
Deferred income taxes	(2.9)	2.0
Environmental and closure obligations	(3.3)	1.1
Excess tax benefit from share-based compensation	(.5)
Other	2.1	4.1
Changes in operating assets and liabilities:
Sales of marketable securities	9.9	182.7
Product inventories	(95.9)	(52.7)
Other	24.0	15.2

Net cash from (used by) operating activities	(5.3)	194.9

INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(40.3)	(16.6)
Share of associated companies	(3.0)	(2.5)
Investment in Portman Limited		(347.6)
Payment of currency hedges		(9.8)
Proceeds from sale of assets	.5	.2

Net cash used by investing activities	(42.8)	(376.3)

FINANCING ACTIVITIES
Borrowing under revolving credit facility		75.0
Proceeds from stock options exercised		3.5
Contributions by minority interest	1.1	.6
Excess tax benefit from share-based compensation	.5
Common Stock dividends	(4.4)	(2.2)
Preferred Stock dividends	(1.4)	(1.4)
Issuance costs of revolving credit		(1.9)
Repayment of capital leases	(2.2)
Repayment of other borrowings	(.7)

Net cash from (used by) financing activities	(7.1)	73.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.1)

CASH USED BY CONTINUING OPERATIONS	(56.3)	(107.8)
CASH FROM (USED BY) DISCONTINUED OPERATIONS - OPERATING	.2	(.6)

DECREASE IN CASH AND CASH EQUIVALENTS	(56.1)	(108.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192.8	216.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136.7	$108.5

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statement footnotes and other information in our 2005 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited condensed consolidated financial statements present fairly our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, including those related to revenue recognition, the fair value of share-based compensation, valuation of inventories, valuation of long-lived assets, post-employment benefits, income taxes, litigation and environmental liabilities. Management bases its estimates on historical experience, current business conditions and expectations and on various other assumptions it believes are reasonable under the circumstances. Actual results could differ from those estimates.
     The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including: Tilden, in Michigan, 85 percent ownership; Empire, in Michigan, 79 percent ownership; United Taconite, in Minnesota, 70 percent ownership; and Portman, in Western Australia, 80.4 percent ownership. All significant intercompany balances and transactions have been eliminated in consolidation.
     As discussed in NOTE 2 and NOTE 10, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006, using the modified prospective transition method. Accordingly, our pre-tax income from continuing operations for the three months ended March 31, 2006 includes approximately $2.4 million in share-based employee compensation calculated under the provisions of SFAS 123R, which compares with $1.2 million of expense had we accounted for share-based compensation under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for the comparable period. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
     On April 19, 2005, Cliffs Australia, a wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman’s common stock. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The Statement of Condensed Consolidated Financial Position of the Company as of March 31, 2006 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. See NOTE 3 for further discussion.
     The Company also owns a 26.83 percent interest in Wabush Mines, an unincorporated Joint Venture, in Canada; and a 23 percent interest in Hibbing Taconite Company, an unincorporated Joint Venture in Minnesota. Additionally, Portman owns a 50 percent interest in Cockatoo Island Joint Venture. Investments in joint ventures which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
     Quarterly results historically are not representative of annual results due to seasonal and other factors. Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts related to discontinued operations and the cumulative effect of an accounting change.

NOTE 2 – ACCOUNTING POLICIES
     On February 16, 2006, FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.
     In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not impact our consolidated financial statements.
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
     On March 17, 2005, the EITF reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”,

(“EITF 04-6”). The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permitted early adoption. We elected to adopt EITF 04-6 in the quarter ended March 31, 2005. As a result, we initially recorded an after-tax cumulative effect adjustment of $4.2 million or $.15 per diluted share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, FASB ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” In the fourth quarter of 2005, we recorded an additional after-tax cumulative effect adjustment of $1.0 million, $.04 per diluted share, and increased work-in-process inventory by $1.6 million effective January 1, 2005 to comply with the modification.
Cash Equivalents
     We consider investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.
Marketable Securities
     We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. At December 31, 2005, we had $9.9 million in highly-liquid auction rate securities (“ARS”), classified as trading with changes in market value, if any, included in income. The ARS were fully liquidated in the first quarter of 2006. We invested in ARS to generate higher returns than traditional money market investments. Although these securities have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset, which is typically every 7, 28 or 35 days. As a result, we classify these securities as current assets. We had no realized or unrealized gains or losses related to these securities during the first quarters of 2006 and 2005. All income, including any gains or losses related to these investments, was recorded as interest income. In accordance with our investment policy, we only invest in ARS with high credit quality issuers and limit the amount of investment exposure to any one issuer.

     We had $19.2 million at March 31, 2006 of non-current marketable securities, classified as “available for sale”, which are stated at fair value, with unrealized holding gains and losses included in other comprehensive income.
Inventories
     North America
     Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. We track the movement of inventory and have the right to verify the quantities on hand. Supplies and other inventories reflect the weighted average cost method.
     Australia
     At acquisition, the fair value of Portman’s inventory was assessed by reference to the selling price less costs of realization and an appropriate margin for selling efforts and costs to complete, with the exception of lower grade stockpiles. The net realizable value has been discounted to present value using a weighted average cost of capital where appropriate. Optimal use of lower grade stockpiles of high phosphorous ore is dependent on future production of standard ore for blending into saleable product. These stockpiles are scheduled to be utilized in the mine plan progressively over the life of the mine. Given the nature of these stockpiles and their dependence on future production, they have been assessed on the same basis as mineral rights associated with mining operations adjusted for the costs incurred to date to extract the ore and to reflect the benefits to Portman of having this ore available as an alternative to in-ground reserves. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.

Share-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, the revised compensation costs are being amortized on a straight-line basis over the remaining service periods of the awards.
     Prior to the adoption of SFAS 123R, we recognized share-based compensation expense in accordance with SFAS 123. As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), we elected to use the prospective method. The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. In accordance with SFAS 123 and SFAS 148, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions to all awards unvested in each period.
     In March 2005, the SEC issued SAB 107, which provides supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. See NOTE 10 for information on the impact of our adoption of SFAS 123R and the assumptions we used to calculate the fair value of share-based employee compensation.
Derivatives
     In the normal course of business, we use various instruments to hedge our exposure for purchases of commodities and foreign currency.

     We enter into forward contracts for the purchase of commodities, primarily natural gas and diesel fuel, which are used in our North American operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.
     Portman uses forward exchange contracts, call options, collar options and convertible collar options to hedge its currency exposure for a portion of its sales receipts denominated in United States currency. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in the Australian/United States currency exchange rate, and to protect against undue adverse movement in these exchange rates. All hedges are tested for effectiveness at inception and at each reporting period thereafter.
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
Revenue Recognition
     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our North American term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts with one customer include provisions for supplemental revenue or refunds based on annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We estimate these amounts for recognition at the time of sale when it is deemed probable that they will be realized. Estimated supplemental payments (on approximately 1.0 million tons), which at current pricing would amount to approximately $12.9 million, related to 2005 sales to one of the customer’s indefinitely idled facilities, have not been included in revenue. Supplemental payments related to pellets sold to this facility are due and will be recognized when the pellets are consumed or upon other disposition. Revenue in the first quarter of 2006 included approximately $4.0 million of additional revenue on 2005 sales due to such changes. Revenue for the first three months of the year from product sales includes reimbursement for freight charges ($17.5 million in 2006 and $17.0 million in 2005) paid on behalf of customers and venture partners’ cost reimbursements ($44.4 million in 2006 and $35.4 million in 2005) from minority interest partners for their share of North American mine costs.
     We do not recognize revenue on North American iron ore products shipped to some customers until payment is received. Generally, our North American term supply agreements specify that title and risk of loss pass to the customer when payment for the pellets is received. This is a revenue recognition practice utilized to reduce our financial risk to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.
     Where we are joint venture participants in the ownership of a North American mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced. Revenue is recognized on services when the services are performed.
     Portman’s sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel. Revenues denominated in a foreign currency are converted to Australian dollars at the currency exchange rate in effect at the time of the transaction.
Foreign Currency Translation
     Results of foreign operations were translated into United States dollars using the average exchange rates during the applicable periods. Assets and liabilities were translated into United States dollars using the exchange rate on the balance sheet date. Resulting translation adjustments were recorded in “Accumulated other comprehensive loss” in Shareholders’ Equity on our Statements of Condensed Consolidated Financial Position.
Goodwill
     Based on our final purchase price allocation for our Portman acquisition, we have identified approximately $8.4 million of excess purchase price over the fair value of assets acquired and liabilities assumed. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), goodwill was allocated to our Australian segment. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.
Preferred Stock
     In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 32.6652 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $30.61 per share at March 31, 2006, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any fiscal quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($34.02 at March 31, 2006). The threshold was met as of March 31, 2006. The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending June 30, 2006 only. The preferred stock was also convertible during each of the past five quarters due to the satisfaction of this condition during each of the immediately preceding quarters.

NOTE 3 – PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land and mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were included in “Other-net” in the first quarter 2005 Statement of Condensed Consolidated Operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s full-year 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island Joint Venture) was approximately 6.0 million tonnes. Portman’s $66 million expansion project is near completion and in the production ramp up mode. The eight million ton production rate is expected to be achieved in the third quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately four years. Portman’s reserves currently total approximately 88 million tonnes, and it has an active exploration program underway to increase its reserves.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a three-year $350 million revolving credit facility. The outstanding balance was repaid in July, 2005. See NOTE 4.
     The Statement of Condensed Consolidated Financial Position of the Company as of March 31, 2006 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by the results of an appraisal of assets and liabilities, which was finalized at the end of the first quarter of 2006.

     We finalized our Portman purchase accounting to reflect the allocation with the assistance of an outside consultant. The adjustment since our initial allocation of the 80.4 percent interest in Portman increased Portman’s iron ore inventory values by $46.5 million to reflect a market-based valuation. Of the $46.5 million inventory basis adjustment, $23.1 million was allocated to product and work-in-process inventories, of which approximately $19.9 million was included in cost of goods sold in 2005 and the $3.2 million remaining product and work-in-process inventory basis adjustment was recognized in the first quarter of 2006. The remaining $23.4 million inventory basis adjustment, which was allocated to the long-term stockpiles, will be realized over the mine life. Additionally, a long-term lease was classified as a capital lease resulting in an increase in plant and equipment, and current and other long-term liabilities, of $26.7 million. The valuation also resulted in a $13.6 million increase in the value of our 50 percent interest in our investment in Cockatoo Island and assignment of $8.4 million of goodwill, which is not deductible for tax purposes. The increase in the value of Cockatoo Island was based upon a discounted cash flow analysis over the remaining life of its iron ore reserves, which are expected to be mined out in the first quarter of 2007. The value assigned to Portman’s iron ore reserves decreased by $82.4 million. The $.7 million reduction in purchase price was attributable to the re-allocation of transaction costs to debt acquisition costs, which are being amortized over the three-year term of the credit facility. A comparison of the finalized purchase price allocation to the initial allocation is as follows:

	(In Millions)
	Finalized	Initial
	allocation	allocation	Change
ASSETS
Current Assets
Cash	$24.1	$24.1	$
Iron ore inventory	53.9	29.0		24.9
Other	35.2	35.3		(.1)

Total Current Assets	113.2	88.4		24.8
Property, plant and equipment
Iron ore reserves	421.9	504.3		(82.4)
Other	69.3	34.7		34.6

Total Property Plant and Equipment	491.2	539.0		(47.8)
Long term stockpiles	37.0	15.4		21.6
Investment in Cockatoo Island	18.2	4.6		13.6
Other assets	5.8	6.7		(.9)
Goodwill	8.4			8.4

Total assets	$673.8	$654.1		$19.7

LIABILITIES
Current liabilities	$36.2	$34.7		$1.5
Deferred tax liabilities	143.4	149.0		(5.6)
Other long term liabilities	34.6	9.1		25.5

Total liabilities	214.2	192.8		21.4

Net assets	459.6	461.3		(1.7)
Minority interest	(26.5)	(27.5)		1.0

Purchase price	$433.1	$433.8		$(.7)

     The following unaudited pro forma information summarizes the results of operations for the three-month period ended March 31, 2005, as if the Portman acquisition had been completed as of the beginning of 2005. The pro forma information gives effect to actual operating results prior to the acquisition. Adjustments made to revenues for hedging contracts, cost of goods sold for depletion amortization costs incurred and inventory effects, reflecting the allocation of purchase price to iron ore reserves and inventory, interest expense, income taxes and minority interest related to the acquisition, are reflected in the pro forma information. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

(In Millions,
except per
common share)
Three Months
Ended March 31,
2005
Total revenues	$324.0
Income before cumulative effect of accounting change	19.9
Cumulative effect of accounting change	5.2

Net income	$25.1

Earnings per common share — basic:
Before cumulative effect of accounting change	$.86
Cumulative effect of accounting change	.24

Earnings per common share — basic	$1.10

Earnings per common share — diluted:
Before cumulative effect of accounting change	$.72
Cumulative effect of accounting change	.19

Earnings per common share — diluted	$.91

NOTE 4 – DEBT AND REVOLVING CREDIT FACILITY
     On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities, subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. As of March 31, 2006, we were in compliance with the covenants in the credit agreement.
     Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate. We did not have any borrowings outstanding as of March 31, 2006.
     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$28.8 million on March 31,

2006, after reduction of A$11.2 million for commitments under outstanding performance bonds. As of March 31, 2006, Portman was in compliance with the covenants in the credit agreement.
     In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, which total $7.0 million at March 31, 2006, accrue interest annually at five percent. The borrowings require a $.7 million principal payment plus accrued interest to be made each January 31 for the next three years with the remaining balance due in full in January 2010.
NOTE 5 – SEGMENT REPORTING
     As a result of the Portman acquisition, we have organized into two operating and reporting segments: North America and Australia. The North American segment, comprised of our mining operations in the United States and Canada, represented approximately 80 percent of our consolidated revenues for the three-month period ended March 31, 2006. The Australia segment, comprised of our 80.4 percent Portman interest in Western Australia represents approximately 20 percent of our consolidated revenues for the same period. There were no intersegment revenues in the first quarter of 2006.
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
     The Australian segment includes production facilities at the Koolyanobbing operations and a 50 percent interest in a joint venture at Cockatoo Island, producing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing operation has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan for approximately four years.
     We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.
     The following table presents a summary of our segments for the three month periods ended March 31, 2006 and 2005 based on the current reporting structure. A reconciliation of segment operating income to income from continuing operations before income taxes and minority interest is as follows:

	(In Millions)
	Three Months
	Ended March 31,
	2006		2005
Revenues from product sales and services:
North America*	$246.2		$271.2
Australia	60.2

Total revenues from product sales and services	$306.4		$271.2

Segment operating income:
North America	$47.4		$45.4
Australia	7.6

Segment operating income	55.0		45.4
Unallocated corporate expenses	(8.8)		(11.3)
Other income (expense)	3.8		(6.0)

Income from continuing operations before income taxes and minority interest	$50.0		$28.1

Capital expenditures:
North America	$20.9		$16.7
Australia	14.8

Total capital expenditures	$35.7	*	$16.7

Segment assets:
North America	$1,114.3		$963.3
Australia	657.0		592.6

Total consolidated assets	$1,771.3		$1,555.9

*	Includes $6.1 million of non-cash additions.

NOTE 6 – COMPREHENSIVE INCOME
     Following are the components of comprehensive income for the three-month periods ended March 31, 2006 and 2005:

	(In Millions)
	Three Months
	Ended March 31,
	2006	2005
Net income	$37.9	$26.2
Other comprehensive income (loss):
Unrealized gain on securities — net of tax	5.5
Foreign currency translation loss	(9.3)	(2.2)
Derivative instrument hedges, mark to market loss arising in period	(.3)

Total other comprehensive loss	(4.1)	(2.2)

Total comprehensive income	$33.8	$24.0

NOTE 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The components of defined benefit pension and OPEB expense for the three-month periods ended March 31, 2006 and 2005 were as follows:
Defined Benefit Pension Expense

	(In Millions)
	Three Months
	Ended March 31,
	2006	2005
Service cost	$3.0	$3.0
Interest cost	10.6	10.1
Expected return on plan assets	(12.1)	(11.2)
Amortization:
Unrecognized prior service costs	.8	.7
Net actuarial losses	4.1	3.2
Amortization of net obligation	(.6)	(1.0)

Net periodic benefit cost	$5.8	$4.8

OPEB Expense

	(In Millions)
	Three Months
	Ended March 31,
	2006	2005
Service cost	$.7	$.9
Interest cost	4.4	4.5
Expected return on plan assets	(2.2)	(1.8)
Amortization:
Unrecognized prior service credits	(1.6)	(1.6)
Net actuarial losses	2.9	3.5

Net periodic benefit cost	$4.2	$5.5

     The increase in defined benefit pension expense for the three month period ended March 31, 2006, compared to the comparable period last year, was due primarily to a decrease in the discount rate. Historically, the U.S. discount rate has been set for all plans using the Moody’s Aa corporate bond index. As of December 30, 2005, this rate was 5.4 percent. The Company, through an independent consultant, matched the projected cash flows used to determine the PBO and APBO to a projected yield curve of approximately 400 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 5.5 percent to 5.6 percent for the Company’s U.S. pension plans. Based on these results, the Company selected a discount rate of 5.5 for its U.S. plans at December 31, 2005, compared with a rate of 5.75 percent at December 31, 2004.
     The Canadian discount rate is set based upon a model by an independent consultant. The model discount rates for Canada are determined by calculating the single level discount rate that, when applied to a particular cash flow pattern, produces the same present value as discounting the cash flow pattern using spot rates generated from a high-quality corporate bond yield curve. Based on the cash flow patterns and liability duration for the Canadian plans, which are dependent on the demographic profile of each plan, the December 31, 2005 discount rate was 5.00 percent, compared with a rate of 5.75 percent at December 31, 2004.
     The decrease in OPEB expense for the three month period ended March 31, 2006, when compared to the comparable period last year was due to higher expected asset returns and lower loss amortization. The higher expected asset returns are primarily due to additional VEBA contributions agreed to under the existing labor agreement with the USWA. The decrease in loss amortization is due to longer amortization periods reflecting increased remaining service lives of employees.
NOTE 8 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
     At March 31, 2006, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $110.3 million, of which $10.0 million was classified as current. Payments in the first three months of 2006 were $4.6 million (2005 — $1.1 million). Following is a summary of the obligations:

	(In Millions)
	March 31	December 31
	2006	2005
Environmental	$13.8	$17.8
Mine closure
LTV Steel Mining Company	29.9	30.4
Operating mines	66.6	64.8

Total mine closure	96.5	95.2

Total environmental and mine closure obligations	$110.3	$113.0

Environmental
     We are subject to environmental laws and regulations established by federal, state and local authorities and make provisions for the estimated costs related to compliance. Our environmental liabilities of $13.8 million at March 31, 2006, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, three former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a PRP: the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Kipling and Deer Lake sites in Michigan.
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
     On August 26, 2004, we received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. On July 14, 2005, we received a General Notice Letter from the EPA notifying us that the EPA believes we may be liable under CERCLA and requesting that we, along with other PRPs, voluntarily perform clean-up activities at the site. On July 26, 2005, we received correspondence from the EPA with a proposed Consent Order, informing us that three other PRPs had also expressed interest in negotiating with the EPA. Subsequently, on March 30, 2006, we received a Special Notice Letter from the EPA notifying all PRPs that we have a 60-day period within which to enter into negotiations with EPA over the conduct of a remedial investigation and feasibility study for the Milwaukee Solvay site. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised us that it has incurred approximately $.5 million in past response costs, which the EPA will seek to recover from us and the other PRPs. We increased our environmental reserve for Milwaukee Solvay by $.5 million in 2005 for potential additional exposure.
     On February 22, 2006, we entered into a Liability Transfer and Indemnity Agreement with Kinnickinnic Development Group LLC (“KK Group”) pursuant to which the KK Group would acquire and redevelop the Milwaukee Solvay site (the “Transfer Agreement”). Under the terms of the Transfer Agreement, KK Group would acquire our mortgage on the site in consideration for the assumption of all our environmental obligations with respect to the site and a cash payment of approximately $2.3 million. In addition, KK Group would be required to deposit $4 million into an escrow account to fund any remaining environmental clean-up activities on the site and to purchase insurance coverage with a $5 million limit. The Transfer Agreement provides for a 60-day due diligence period, which may be extended for an additional 30 days. Subject to the extension of the due diligence period, closing of the transaction is expected to occur in the second quarter of 2006.
Rio Tinto
     The Rio Tinto Mine site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Remediation work is being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”) and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”). The Consent Order is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order.
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
     During 2005, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study has recently been reviewed with the Rio Tinto Trustees and the alternatives have essentially been reduced to three: (1) no action; (2) long-term water treatment; and (3) removal of the tailings. The estimated costs range from approximately $1 million to $27 million. In recognition of the potential for an NRD claim, the parties are exploring the possibility of a global settlement that would encompass both the site decision and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD. The Company’s recorded reserve of approximately $1.2 million reflects its estimated costs for completion of the existing Consent Order and the minimum “no action” alternative based on the current Participation Agreement.
Northshore Mine Notice of Violation
     On February 10, 2006, Northshore mine received a Notice of Violation (“Notice”) from the EPA. The Notice cites four alleged violations: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore mine violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology requirements associated with the furnace restarts); and (4) failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. The alleged violations relating to the restart of Furnaces 11 and 12 occurred prior to our acquisition of Northshore (formerly Cyprus Northshore Mining Company) in a share purchase in 1994. We are currently investigating the allegations contained in the Notice.
Mine Closure
     The mine closure obligation of $96.5 million includes the accrued obligation at March 31, 2006 for a closed operation formerly known as LTVSMC, for our six North American operating mines and for Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $29.9 million at March 31, 2006, as a result of expenditures totaling $20.1 million since 2001 ($.5 million in the first three months of 2006).
     The accrued closure obligation for our active mining operations of $66.6 million at March 31, 2006 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, to provide for contractual and legal obligations associated with the eventual closure of the mining operations (including Portman as of March 31, 2005). We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The estimates at December 31, 2005 were revised using a three percent escalation factor and a six percent credit-adjusted risk-free discount rate for the incremental increases in the closure cost estimates. The closure date for each location was determined based on the expected exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.
     The following summarizes our asset retirement obligation liability, including our share of unconsolidated associated companies:

	(In Millions)
	March 31,	December 31,
	2006	2005
Asset retirement obligation at beginning of year	$64.8	$52.2
Accretion expense	1.2	5.7
Portman acquisition		5.1
Minority interest	.3	.2
Revision in estimated cash flows	.3	1.6

Asset retirement obligation at end of period	$66.6	$64.8

NOTE 9 – INCOME TAXES
     Our total tax provision for the first quarter of 2006 of $9.9 million is comprised of $7.5 million related to North American operations, primarily the U.S. and $2.4 million related to Australian operations. Our expected effective tax rate for 2006 related to North American operations reflects benefits from deductions for percentage depletion in excess of cost depletion.
     Through our acquisition of Portman in 2005, we have $11.1 million of deferred tax assets related to Australian capital loss carryforwards of $37 million. Under Australian income tax law, capital losses are deductible from taxable capital gains, not from ordinary taxable income, but can be carried forward indefinitely. Due to uncertainty as to when, if ever, Portman may be able to utilize these Australian capital loss carryforwards, we continue to maintain a full valuation allowance against this deferred tax asset.
     At March 31, 2006, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

NOTE 10 – SHARE-BASED COMPENSATION PLANS
Description of Share-Based Compensation Plans
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
     As of January 1, 2006, there were 44,592 Performance Shares (net of 4,454 assumed forfeitures) outstanding under the 2005 Performance Share Award Agreement (“2005 Plan”) and 107,332 Performance Shares (net of 11,768 actual forfeitures) outstanding under the 2004 Performance Share Award Agreement (“2004 Plan”). The 2005 Plan, with a grant date of March 8, 2005, covers a three-year performance period beginning January 1, 2005 and ending December 31, 2007. The 2004 Plan has a grant date of March 11, 2004 and covers a three-year performance period beginning January 1, 2004 and ending December 31, 2006. For both Plans, each performance share, if earned, entitles the holder to receive a number of Common Shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives established by the Compensation Committee of its Board of Directors. For both Plans, performance will be determined based on the Company’s Total Shareholder Return (“TSR”) for the period as measured against a predetermined peer group of mining and metals companies.
     The 2004 Plan also includes a discrete performance measure based on the Company’s pre-tax return on net assets (“RONA”). For the 2005 Plan, the TSR performance may be reduced by up to 50 percent in the event that the Company’s pre- tax

RONA for the performance period falls below 12 percent. Additionally, the payout for both Plans may be increased or reduced by up to 25 percent of the target based on management’s performance relative to the Company’s strategic objectives over the performance period as evaluated by the Compensation Committee. The final payout may vary from zero to 175 percent of the target grant for both Plans subject to a maximum payout of two times the grant date price.
Impact of the Adoption of SFAS 123R
     Under existing restricted stock plans awarded prior to January 1, 2006, we will continue to recognize compensation cost for awards to retiree-eligible employees without substantive forfeiture risk over the nominal vesting period. This recognition method differs from the requirements for immediate recognition for awards granted with similar provisions after the January 1, 2006 adoption of SFAS 123R. Accordingly, compensation expense of $1.6 million related to restricted stock awards to retiree-eligible employees granted on March 14, 2006 were recognized in the first quarter of 2006.
     Our income from continuing operations for the three months ended March 31, 2006 includes approximately $2.4 million in share-based employee compensation calculated under the provisions of SFAS 123R, which compares with $1.2 million of pre-tax expense had we accounted for share-based compensation under the provisions of SFAS 123 for the comparable period.
     The following table summarizes the share-based compensation expense that we recorded for continuing operations in accordance with SFAS 124R for the first quarter of 2006:

(In Millions,
Except per
common share)
Administrative, selling and general expense	$2.4

Reduction of operating income from continuing operations before income taxes and minority interest	2.4
Income tax benefit	(.5)

Reduction of net income	$1.9

Reduction of net income:
Basic	$.09

Diluted	$.07

     Prior to the adoption of SFAS 123R, we presented all tax benefits for actual deductions in excess of compensation expense as operating cash flows on our Statements of Condensed Consolidated Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense to be classified as financing cash flows. Accordingly, we classified $.5 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statement of Condensed Consolidated Cash Flows for the three month period ended March 31, 2006.
Determining fair value
     We estimated the fair value using a Monte Carlo simulation to forecast relative TSR performance. Consistent with the guidelines of SFAS 123R, a correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies.
     The expected term of the grant represented the time from the grant date to the end of the service period for each of the two performance plans. We estimated the volatility of our common stock and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate was the rate at the valuation date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.

     The assumptions utilized to estimate the fair value of the Plans incorporating the Company’s relative TSR and the calculated fair values are as follows:

	2005	2004
	Plan	Plan
Average expected term (years)	2.81	2.80
Expected volatility	48%	47%
Risk-free interest rate	3.72%	1.94%
Dividend yield	0%	0%
Fair value — percent of grant date market price	118.53%	61.88%
Stock option, restricted stock, deferred stock allocation and performance share activity under our Incentive Equity Plans and Nonemployee Directors’ Compensation Plans are as follows:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Shares	price	Term	Value
Stock options:
Options outstanding at beginning of year	27,134	$29.38
Granted during the period
Exercised	(1,300)	22.28		28,964
Cancelled or expired

Options outstanding at end of period	25,834	29.74	1.4	768,303
Options exercisable at end of period	25,834	29.74	1.4	768,303

Restricted awards:
Awarded and restricted at beginning of year	96,590
Awarded during the period	78,433
Vested	(31,213)
Cancelled

Awarded and restricted at end of period	143,810		2.6

Performance shares:
Allocated at beginning of year	411,059
Awarded during the period
Issued	(101,259)
Forfeited/cancelled	(153,422)

Allocated at end of period	156,378		1.2

Directors’ retainer and voluntary shares:
Awarded at beginning of year	928
Awarded during the period	541
Issued	(1,194)

Awarded at end of period	275		.8

Reserved for future grants or awards at end of period:
Employee plans	726,243
Directors’ plans	46,003

Total	772,246

The intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was less than $.1 million and $3.5 million, respectively.
     A summary of our non-vested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is as follows:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested, beginning of year	508,577	$33.32
Granted	78,974	$85.94
Vested	(133,666)	$20.76
Forfeited/expired	(153,422)	$10.13

Nonvested, end of period	300,463	$64.57

The total compensation cost related to non-vested awards not yet recognized is $11.7 million.
Comparable disclosures
     As discussed in NOTE 2, we accounted for share-based employee compensation under SFAS 123R’s fair value method during the three month period ended March 31, 2006. Prior to January 1, 2006, we accounted for share-based compensation under the provisions of SFAS 123. The following table illustrates the pro forma effect on our net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to all awards unvested for the three months ended March 31, 2005:

(In Millions, except
per common share)
Three Months
Ended March 31
2005
Net income as reported	$26.2
Stock-based employee compensation:
Add expense included in reported results	5.9
Deduct fair value based method	(2.2)

Pro forma net income	$29.9

Earnings attributable to common shares:
Basic — as reported	$1.15

Basic — pro forma	$1.32

Diluted — as reported	$.95

Diluted — pro forma	$1.08

NOTE 11 – EARNINGS PER SHARE
     The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the quarter. Diluted EPS is calculated by dividing net income available to common shares by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
     A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions, except EPS)
	Three Months
	Ended March 31
	2006	2005
Net income	$37.9	$26.2
Preferred stock dividends	1.4	1.4

Income applicable to common shares	$36.5	$24.8

Average number of shares:
Basic	21.8	21.6
Employee stock plans	.3	.5
Convertible preferred stock	5.6	5.6

Diluted	27.7	27.7

Earnings per common share — Basic	$1.67	$1.15

Earnings per common share — Diluted	$1.37	$.95

NOTE 12 – LEASE OBLIGATIONS
     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including our share of ventures, at March 31, 2006, are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2006 (April 1 - December 31)	$4.3	$11.6	$7.1	$17.7
2007	5.7	10.6	7.8	13.7
2008	4.1	5.2	5.7	6.0
2009	4.1	4.5	5.6	4.7
2010	3.3	3.9	4.2	3.9
2011 and thereafter	17.8	2.3	18.0	2.3

Total minimum lease payments	39.3	$38.1	48.4	$48.3

Amounts representing interest	9.5		10.4

Present value of net minimum lease payments	$29.8		$38.0

Total minimum lease payments include $31.8 million for capital leases and $2.4 million for operating leases associated with Portman. Our share of total minimum lease payments, $77.4 million, is comprised of our consolidated obligation of $70.8 million and our share of unconsolidated ventures’ obligations of $6.6 million, principally related to Hibbing and Wabush.
NOTE 13 – BANKRUPTCY OF CUSTOMERS
     On September 16, 2003, WCI petitioned for protection under chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, we had a trade receivable exposure of $4.9 million, which was fully reserved in the third quarter of 2003. On October 14, 2004, the Company and the current owners of WCI reached agreement (the “2004 Pellet Agreement”) for us to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply one hundred percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The 2004 Pellet Agreement is for a ten-year term, which commenced on January 1, 2005 and provides for full recovery of our $4.9 million receivable plus $.9 million of subsequent pricing adjustments. The 2004 Pellet Agreement was approved by the Bankruptcy Court on November 16, 2004. The receivable and subsequent pricing adjustments are to be paid in three equal installments of approximately $1.9 million. The first payment due on November 16,

2005, was timely received. We sold 1.4 million tons and 1.7 million tons to WCI in 2005 and 2004, respectively.
     Previously, the Bankruptcy Court denied confirmation of both of two competing plans of reorganization filed by (i) WCI, jointly with its current owner (which plan was supported by the USWA, the union representing WCI’s hourly employees, and (ii) a group of WCI’s secured noteholders. Subsequently, the secured noteholders amended their plan of reorganization (the “New Noteholder Plan”) and obtained the support of the USWA for the New Noteholder Plan. After a hearing before the Bankruptcy Court on the confirmation of the New Noteholder Plan commenced on March 13, 2006, WCI’s current owner and the Pension Benefit Guaranty Corporation reached an understanding to support the New Noteholder Plan, as further modified (the “Consensual Modified Plan”). Under the terms of the Consensual Modified Plan, an entity controlled by the secured noteholders (“New WCI”) would acquire the steelmaking assets and business of WCI and assume the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy trade receivable owed to the Company by WCI. The Bankruptcy Court entered an Order confirming the Consensual Modified Plan on March 30, 2006. There remain conditions to the effectiveness of the Consensual Modified Plan which are beyond the control of the Company, including, without limitation, the ratification of a new collective bargaining agreement between New WCI and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, the bargaining representative of certain hourly employees of WCI.
     On March 31, 2006, Stelco emerged from protection from its creditors under the Companies’ Creditors Arrangement Act, which had been mandated by the Ontario Superior Court of Justice (the “Court”) on January 29, 2004. Pellet sales to Stelco totaled 1.4 million tons and 1.2 million tons in 2005 and 2004, respectively. Stelco was also a 44.6 per cent participant in Wabush, and U.S. subsidiaries of Stelco (which had not filed for protection) owned 14.7 per cent of Hibbing and 15 per cent of Tilden. At the time of the filing, we had no trade receivable exposure to Stelco. Stelco, during the course of protection, continued to operate and met all its obligations at the mining ventures. Accordingly, at the time of the filing, the only claim we had against Stelco was a contingent claim, based upon the possibility that Stelco may not meet its trade or mining venture obligations in the future. A contingent claim based upon such a possibility was filed with the court-appointed monitor in the Stelco restructuring process.
     A plan of compromise and arrangement of Stelco (the “Plan”) was approved by the Court, after receiving creditor approval, as part of the process of emerging from protection, on January 20, 2006 and February 14, 2006.
     Our contingent claim against Stelco, by agreement with Stelco, is not an Affected Claim, and we are not an Affected Creditor, under the Plan. We did not vote on the approval of the Plan, and our claim against Stelco was not released when Stelco emerged from bankruptcy protection on March 31, 2006. However, pursuant to the Plan, $350 million (Canadian) of new financing was invested in Stelco. The investor required, as a condition of such financing, that Stelco be reorganized into limited — partnership operating subsidiaries, one of which was a “mining” subsidiary, HLE Mining Limited Partnership (“HLE”).
     By way of a consent made as of March 31, 2006, Cliffs Mining Company and Wabush Iron Co. Limited, among others, consented to the transfer of Stelco’s interest in the Wabush Joint Venture, and its subsidiaries shareholdings in the Hibbing and Tilden operations, to HLE. The Consent was conditional upon the completion of a number of items on or before June 30, 2006:
a.	the execution and delivery of a Reorganization Agreement and related documentation with respect to the joint venture operations;

b.	the execution and delivery by Stelco of the obligations of HLE with respect to the joint ventures, and guarantees of the obligations of Stelco under its guarantee from each of the other limited partnerships into which Stelco’s other business interests were organized pursuant to the restructuring.
     We fully expect to be working with Stelco and its subsidiaries in the coming weeks to complete the documentation necessary to satisfy these conditions. If, however, the conditions are not satisfied by June 30, 2006, the Consent dictates that the consent provided therein is to be deemed not to have been given.

NOTE 14 – DISCONTINUED OPERATIONS
     Cliffs’ business/consulting arrangements with C.V.G. Ferrominera Orinoco C. A. of Venezuela to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility were terminated in the third quarter of 2005. We recorded after-tax income of $.3 million and after-tax expense of $.5 million related to this contract in the first quarter of 2006 and 2005, respectively. The amounts were recorded under “Discontinued Operations” in the Statements of Condensed Consolidated Operations.
     On July 23, 2004, CAL, an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s HBI facility located in Trinidad and Tobago to ISG. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. Mittal closed this facility at the end of 2005. We recorded after-tax expense of $.1 million and after-tax income of approximately $.6 million in the first quarter of 2006 and 2005, respectively. The amounts were classified under “Discontinued Operations” in the Statements of Condensed Consolidated Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Cleveland-Cliffs Inc is the largest producer of iron ore pellets in North America. We sell the majority of our pellets to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 37.5 million tons of iron ore production annually, representing approximately 46 percent of the current total North American pellet production capacity. Based on our percentage ownership of the mines we operate, our share of the rated pellet production capacity is currently 23.0 million tons annually, representing approximately 28 percent of total North American annual pellet capacity.
     On April 19, 2005, Cliffs Australia, a wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman, the third-largest iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. Portman serves the Asian iron ore markets with direct-shipping fines and lump ore from two iron ore projects, both located in Western Australia. Portman’s 2005 full-year production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island Joint Venture) was approximately 6.0 million tonnes. Portman’s $66 million expansion project is near completion and in the production ramp up mode. The eight million ton production rate is expected to be achieved in the third quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately four years.
     The Portman acquisition represents another significant milestone in our long-term strategy to seek additional investment and management opportunities and to broaden our scope as a supplier of iron ore or other raw materials to the integrated steel industry. We are particularly focused on expanding our international investments to capitalize on global demand for steel and iron ore.

     The purchase price for the 80.4 percent interest in Portman was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to the transaction, which were included in “Other – net” in the first quarter 2005 Statement of Condensed Consolidated Operations.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a three-year $350 million revolving credit facility. The outstanding balance was repaid in full on July 5, 2005.
     Our Statement of Condensed Consolidated Financial Position as of March 31, 2006 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by results of an appraisal of assets and liabilities which was finalized in the first quarter of 2006. A significant portion of the purchase price was allocated to iron ore inventory and reserves, which will be amortized on a unit-of-production basis over the productive life of the reserves.
     As a result of the Portman acquisition, we now operate in two reportable segments: the North American segment and the Australian segment, also referred to as Portman. See NOTE 5 for a further discussion of the nature of our operations and related financial disclosures for the reportable segments.
RESULTS OF OPERATIONS
     Net income was $37.9 million in the first quarter of 2006, compared with net income of $26.2 million in the first three months of 2005. Income attributable to common shares was $1.37 per share (all per-share amounts are “diluted”) in the first quarter, compared with $.95 per share for the first quarter of 2005. Following is a summary of results:

	(In Millions, except per share)
	First Quarter
	2006	2005
Income from continuing operations:
Amount	$37.7	$20.9
Per diluted share	1.36	.76

Income from discontinued operations:
Amount	.2	.1
Per diluted share	.01

Cumulative effect of accounting change:
Amount		5.2
Per diluted share		.19

Net income:
Amount	$37.9	$26.2

Per diluted share	$1.37	$.95

The increase in first quarter net income of $11.7 million primarily reflected the inclusion of earnings from Portman and higher North American sales margins. Cliffs acquired a controlling interest in Portman on March 31, 2005, and last year’s first-quarter net income did not include results from Portman. The increase in first-quarter net income also reflected lower “Other–net” expense, primarily due to last year’s $9.8 million pre-tax currency hedging costs associated with the acquisition of Portman, partially offset by $5.2 million of after-tax income from a 2005 accounting change.
     The increase in first quarter income from continuing operations reflected higher income before income taxes and minority interest of $21.9 million, partially offset by higher income taxes of $2.7 million and income attributable to the minority interest owners of Portman of $2.4 million.

Sales Margin
North American Iron Ore
     North American sales margins increased for the quarter to $45.6 million in 2006 from $43.7 million last year as a result of higher sales price realizations partially offset by lower sales volume and higher production costs.
     Sales revenue (excluding freight and venture partners’ cost reimbursements) decreased $34.5 million in the quarter. The decrease was the net effect of a 1.1 million ton sales volume reduction, which resulted in a revenue decline of $58.4 million, partially offset by higher sales prices which increased revenues by $23.9 million during the quarter. First quarter North American sales margin is not representative of annual margin due to seasonally low shipments of iron ore pellets on the Great Lakes and previous year pricing for a portion of the sales. The increase in sales prices of approximately 15 percent primarily reflected the effect of lag year adjustments on Cliffs’ term sales contract price adjustment factors along with higher steel pricing and higher PPI. There was no effect on first quarter sales pricing from changes in the international benchmark pellet price, which is the subject of ongoing negotiations. Any change in the international pellet price would have a retroactive effect on a portion of first quarter sales. Included in first quarter 2006 revenues were approximately 1.2 million tons of 2006 sales at 2005 contract prices and $4.0 million of revenue related to pricing adjustments on 2005 sales.
     Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) decreased $36.4 million in the quarter. The decrease primarily reflected the net effect of lower sales volumes, $46.8 million, partially offset by higher unit production costs of $10.4 million for the quarter. On a per-ton basis, cost of goods sold and operating expenses increased approximately eight percent principally due to higher energy costs.

Australian Iron Ore
     Sales revenue at Portman was $60.2 million on 1.5 million tonnes in the first quarter. Sales volume was negatively impacted by delays in the completion of the crushing plant expansion at the Koolyanobbing operation to eight million tonnes per annum, which is currently in the production ramp up mode. Portman’s sales prices also exclude changes in the international price of iron ore, pending the outcome of negotiations. Any change in the international price would retroactively apply to first quarter sales under certain contacts.
     Cost of goods sold and operating expenses were $50.4 million in the first quarter. Sales margin of $9.8 million reflected the Company’s basis adjustments of $8.2 million for depletion and inventory step-ups and $1.7 million of revenue reductions due to foreign currency contract settlements.
Other operating income (expense)
     The pre-tax earnings changes for the first quarter of 2006 versus the comparable 2005 period also included:
•	Lower administrative, selling and general expense of $1.5 million reflected lower share-based compensation, partially offset by the inclusion of $1.0 million of Portman’s expense.

•	Miscellaneous – net expense was $1.0 million higher, including $1.2 million of Portman’s expense.
Other income (expense)
•	Increased interest income of $.4 million in the quarter, includes $.8 million of interest income at Portman.

•	Increased interest expense of $.8 million in the quarter includes $.5 million of interest expense at Portman.

•	Lower other-net expense of $9.9 million primarily reflected $9.8 million of currency hedging costs associated with the Portman acquisition in the first quarter of 2005.
Change in Accounting
     On March 17, 2005, the EITF reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (“EITF 04-6”). The consensus clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which was effective for reporting periods beginning after December 15, 2005, permitted early adoption. We elected to adopt EITF 04-6 in the first quarter ended March 31, 2005. As a result, we initially recorded an after-tax cumulative effect adjustment of $4.2 million, or $.15 per share, and increased product inventory by $6.4 million effective January 1, 2005. At its June 29, 2005 meeting, FASB ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” In the fourth quarter of 2005, we recorded an additional after-tax cumulative effect adjustment of $1.0 million, or $.04 per share, and increased work-in-process inventory by $1.6 million effective January 1, 2005 to comply with the modification.
     In December, 2004, FASB issued SFAS No. 123R, “Share-Based Payment”, (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R is effective for periods beginning after December 15, 2005.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, the revised compensation costs are being amortized on a straight-line basis over the remaining service periods of the awards.
     Prior to the adoption of SFAS 123R, we recognized share-based compensation expense in accordance with SFAS 123. As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), we elected to use the prospective method. The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. In accordance with SFAS 123 and SFAS 148, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions to all awards unvested in each period.
     SFAS 123R requires us to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We used historical severance data and expected future retirements to estimate the forfeitures and recorded share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to 2006, we accounted for forfeitures as they occurred.
     Income from continuing operations for the three months ended March 31, 2006 includes approximately $2.4 million in share-based employee compensation calculated under the provisions of SFAS 123R, which compares with $1.2 million of expense had we accounted for share-based compensation under the provisions of SFAS 123 for the comparable period.
Income Taxes
     Our total tax provision for the first quarter of 2006 of $9.9 million is comprised of $7.5 million related to North American operations, primarily the U.S. and $2.4 million related to Australian operations. Our expected effective tax rate for 2006 related to North

American operations of approximately 23 percent primarily reflects benefits from deductions for percentage depletion in excess of cost depletion.
     Through our acquisition of Portman in 2005, we have $11.1 million of deferred tax assets related to Australian capital loss carryforwards of $37 million. Under Australian income tax law, capital losses are deductible from taxable capital gains, not from ordinary taxable income, but can be carried forward indefinitely. Due to uncertainty as to when, if ever, Portman may be able to utilize these Australian capital loss carryforwards, we continue to maintain a full valuation allowance against this deferred tax asset.
     At March 31, 2006, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.
Production and Sales Volume
Following is a summary of production tonnage for 2006 and 2005:

	(In Millions)
	First Quarter		Full Year
	2006	2005	2006*	2005
North America (1) Empire	1.2	1.2	4.7	4.8
Tilden	1.7	1.4	7.9	7.9
Hibbing	2.0	1.9	8.1	8.5
Northshore	1.3	1.2	4.9	4.9
United Taconite	1.0	1.1	5.2	4.9
Wabush	.8	1.1	4.0	4.9

Total	8.0	7.9	34.8	35.9

Cliffs’ Share of Total	5.1	4.8	21.9	22.1

Australia (2) Koolyanobbing	1.2		6.9	4.7
Cockatoo Island	.1		.6	.5

Total	1.3		7.5	5.2

*	Estimate.

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Tonnes are metric tons of 2,205 pounds. Portman’s 2005 totals reflect production since the acquisition.

North America
     Our share of first quarter pellet production was 5.1 million tons in 2006 compared with 4.8 million tons last year. Higher production at Tilden in the first quarter was primarily due to repair downtime in the pelletizer last year, which resulted in lower production in the first quarter of 2005. The decrease in Wabush first quarter production in 2006 was due to increased mining difficulties experienced in the first quarter. Crude ore mining was significantly impacted by pit de-watering difficulties, which are expected to adversely impact production and costs. The Company and its joint venture partners are exploring options to deal with the Wabush issues, including shortening the mine life.
     Although production schedules are subject to change, total North American pellet production in 2006 is expected to be approximately 35 million tons, with Cliffs’ share representing approximately 22 million tons. Comparatively, total North American pellet production in 2005 was 35.9 million tons, with our share at 22.1 million tons.
     Pellet sales in the first quarter were 2.9 million tons in 2006 compared with 4.0 million tons in 2005. The sales volume decrease primarily reflected lower consignment sales tons shipped to lower Great Lakes ports during the 2005 shipping season as a result of programmed contractual changes with customers. North American pellet sales in 2006 are expected to be approximately 21 million tons compared with 2005 sales of 22.3 million tons.
     On April 13, 2006 the Company entered into a letter agreement with Mittal Steel USA that resolves the dispute between the companies over the terms of the iron ore supply agreement between the Company and Mittal Steel USA’s Weirton facility. Under the terms of the letter agreement, the three separate iron ore supply agreements between the Company and Mittal Steel USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities, which are scheduled to expire at the end of 2016, in January 2015 and at the end of 2018, respectively, have been modified to aggregate Mittal Steel USA’s purchases under the agreements during the years 2006 through and including 2010. During this period, Mittal Steel USA is obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis as specified in the letter agreement. The terms of the letter agreement permit Mittal Steel

USA to manage its ore inventory levels through buy down provisions, which permit Mittal Steel USA to reduce its tonnage purchase obligation each year at a specified price per ton, and with deferral provisions, which permit Mittal Steel USA to defer a portion of its annual tonnage purchase obligation beginning in 2007.
     Mittal Steel USA is permitted under the letter agreement to use the committed volume at any of its facilities. The letter agreement also provides for consistent nomination procedures during the 2006 to 2010 time period across all three iron ore supply agreements. As part of the settlement, the Company will cancel its invoice for approximately .3 million tons of iron ore pellets that were not purchased by Mittal Steel USA’s Weirton facility in January 2006 and which was not previously recognized as revenue. In addition, Mittal Steel USA will waive all Special Steel Payment claims as described in the Company’s Form 8-K filed on February 10, 2006.
     The terms of the letter agreement will be reflected in a definitive agreement that will amend the terms of the three separate iron ore supply agreements between the Company and Mittal Steel USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities.
     We currently have a long-term iron ore supply agreement with Algoma that runs through 2016 (the “Algoma Agreement”). Pricing under the Algoma Agreement is based on a formula linked to global ore prices (the “pricing formula”). The Algoma Agreement also provides that in certain years either party may request a price negotiation (“Reopener Years”) if prices under the Algoma Agreement differ from a specified benchmark price. Algoma has taken the position that the Reopener Years are 2007, 2010 and 2013. Our position is that the Reopener Years are 2008, 2011 and 2014. We have agreed with Algoma to resolve this issue through binding arbitration which is anticipated to be completed by the end of 2006. The amount of the variance, if any, between the pricing formula and the benchmark price for a particular Reopener Year depends on future events and is therefore currently not determinable.

Australia
     Portman’s sales of fines and lump ore were 1.5 million tonnes in the first quarter of 2006. Portman’s production totaled 1.3 million tonnes (including its .1 million tonne share of the Cockatoo Island joint venture) in the first quarter. Portman completed a $66 million project to increase its wholly owned production capacity to eight million tonnes per year at the end of the first quarter of 2006. For the full year 2006, Portman expects to produce 7.5 million tonnes and sales are expected to total 7.6 million tonnes.
WISCONSIN ELECTRIC POWER COMPANY DISPUTE
     Two of the Company’s mines, Tilden and Empire (“the Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. On September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute as provided for in their contracts with WEPCO. WEPCO filed its reply on October 8, 2005, which included a counterclaim for damages in an amount of in excess of $4.1 million resulting from an alleged failure of Tilden to notify WEPCO of planned production in excess of seven million tons per year. We consider WEPCO’s counterclaim to be without merit and intend to defend the counterclaim vigorously. Pursuant to the terms of the relevant contracts, the undisputed amounts were paid to WEPCO, while the disputed amounts were deposited into an interest-bearing escrow account maintained by a bank. For the period ended December 31, 2005, the Mines have paid $11.7 million to WEPCO and deposited $75.8 million into the escrow account of which $5.3 million was deposited in January 2006. Under the terms of the contracts, the Mines have the right to recover $73.0 million as offsets against 2006 invoices. For the quarter ended March 31, 2006, the Mines deposited an additional $4.6 million of disputed billings into the escrow account.

LABOR AND EMPLOYEE RELATIONS
     The USWA has advised the Company with a “Written Notification” that they have initiated an organizing campaign effective April 1, 2006 at Northshore. Under the terms of the Company’s collective bargaining agreements with the USWA, the Company is required to remain neutral during the organizing campaign. At this time, the outcome of the campaign cannot be predicted. Previous efforts to organize Northshore employees have not been successful.
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
     Previously, the Bankruptcy Court denied confirmation of both of two competing plans of reorganization filed by (i) WCI, jointly with its current owner (which plan was supported by the USWA, the union representing WCI’s hourly employees, and (ii) a group of WCI’s secured noteholders. Subsequently, the secured noteholders amended their plan of reorganization (the “New Noteholder Plan”) and obtained the support of the USWA for the New Noteholder Plan. After a hearing before the Bankruptcy Court on the confirmation of the New Noteholder Plan commenced on March 13, 2006, WCI’s current owner and the Pension Benefit Guaranty Corporation reached an understanding to support the New Noteholder Plan, as further modified (the “Consensual Modified Plan”). Under the terms of the Consensual Modified Plan, an entity controlled by the secured noteholders (“New WCI”) would acquire the steelmaking assets and business of WCI and assume the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy trade receivable owed to the Company by WCI. The Bankruptcy Court entered an Order confirming the Consensual Modified Plan on March 30, 2006. There remain conditions to the effectiveness of the Consensual Modified Plan which is beyond the control of the Company, including, without limitation, the ratification of a new collective bargaining agreement between New WCI and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, the bargaining representative of certain hourly employees of WCI.
     On March 31, 2006, Stelco emerged from protection from its creditors under the Companies’ Creditors Arrangement Act, which had been mandated by the Ontario Superior Court of Justice (the “Court”) on January 29, 2004. Pellet sales to Stelco totaled 1.4 million tons and 1.2 million tons 2005 and 2004, respectively. Stelco was also a 44.6 per cent participant in Wabush, and U.S. subsidiaries of Stelco (which had not filed for protection) owned 14.7 per cent of Hibbing and 15 per cent of Tilden. At the time of the filing, we had no trade receivable exposure to Stelco. Stelco, during the course of protection, continued to operate and met all its obligations at the mining ventures. Accordingly, at the time of the filing, the only claim we had against Stelco was a contingent claim, based upon the possibility that Stelco may not meet its trade or mining venture obligations in the future. A contingent claim based upon such a possibility was filed with the court-appointed monitor in the Stelco restructuring process.
     A plan of compromise and arrangement of Stelco (the “Plan”) was approved by the Court, after receiving creditor approval, as part of the process of emerging from protection, on January 20, 2006 and February 14, 2006.
     Our contingent claim against Stelco, by agreement with Stelco, is not an Affected Claim, and we are not an Affected Creditor, under the Plan. We did not vote on the approval of the Plan, and our claim against Stelco was not released when Stelco emerged from bankruptcy protection on March 31, 2006. However, pursuant to the Plan, $350 million (Canadian) of new financing was invested in Stelco. The investor required, as a condition of such financing, that Stelco be reorganized into limited — partnership operating subsidiaries, one of which was a “mining” subsidiary, HLE Mining Limited Partnership (“HLE”).
     By way of a consent made as of March 31, 2006, Cliffs Mining Company and Wabush Iron Co. Limited, among others, consented to the transfer of Stelco’s interest in the Wabush Joint Venture, and its subsidiaries shareholdings in the Hibbing and Tilden operations, to HLE. The Consent was conditional upon the completion of a number of items on or before June 30, 2006:
a.	the execution and delivery of a Reorganization Agreement and related documentation with respect to the joint venture operations;

b.	the execution and delivery by Stelco of the obligations of HLE with respect to the joint ventures, and guarantees of the obligations of Stelco under its guarantee from each of the other limited partnerships into which Stelco’s other business interests were organized pursuant to the restructuring.
     We fully expect to be working with Stelco and its subsidiaries in the coming weeks to complete the documentation necessary to satisfy these conditions. If, however, the conditions are not satisfied by June 30, 2006, the Consent dictates that the consent provided therein is to be deemed not to have been given.
PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consist primarily of iron ore inventory, land and mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were included in “Other-net” in the first quarter 2005 Statement of Condensed Consolidated Operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s full-year 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island joint venture) was approximately 6.0 million tonnes. Portman’s $66 million expansion project is near completion and in the production ramp up mode. The eight million ton production rate is expected to be achieved in the third quarter of 2006. The production is fully committed to steel companies in China and Japan for approximately four years. Portman’s reserves currently total approximately 88 million tonnes, and it has an active exploration program underway to increase its reserves.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a three-year $350 million revolving credit facility. The outstanding balance was repaid in July, 2005. See NOTE 4.
     The Statement of Condensed Consolidated Financial Position of the Company as of March 31, 2006 reflects the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by the results of an appraisal of assets and liabilities was finalized at the end of the first quarter of 2006.
     We refined our Portman purchase accounting to reflect the allocation with the assistance of an outside consultant. The adjustment since our initial allocation of the 80.4 percent interest in Portman, increased Portman’s iron ore inventory values by $46.5 million to reflect a market-based valuation. Of the $46.5 million inventory basis adjustment, $23.1 million was allocated to product and work-in-process inventories, of which approximately $19.9 million was included in cost of goods sold in 2005 and the $3.2 million remaining inventory basis adjustment was expensed in the first quarter of 2006. The remaining $23.4 million inventory basis adjustment, which was allocated to the long-term stockpiles, will be realized over the mine life. Additionally, a long-term lease was classified as a capital lease resulting in an increase in plant and equipment, and current liabilities and other long-term liabilities, of $26.7 million. The valuation also resulted in a $13.6 million increase in the value of our 50 percent interest in our investment in Cockatoo Island, a $5.6 million decrease in deferred tax liabilities and assignment of $8.4 million of goodwill, which is not deductible for tax purposes. The increase in the value of Cockatoo Island was based upon a discounted cash flow analysis over the remaining life of its iron ore reserves, which are expected to be mined out in the first quarter of 2007. These changes reduced the value assigned to Portman’s iron ore reserves by $82.4 million. The $.7 million reduction in purchase price was attributable to the re-allocation of transaction costs to debt acquisition costs, which are being amortized over the three-year term of the credit facility. A comparison of the finalized purchase price allocation to the initial allocation is as follows:

	(In Millions)
	Finalized	Initial
	allocation	allocation	Change
ASSETS
Current Assets
Cash	$24.1	$24.1	$
Iron ore inventory	53.9	29.0		24.9
Other	35.2	35.3		(.1)

Total Current Assets	113.2	88.4		24.8
Property, plant and equipment
Iron ore reserves	421.9	504.3		(82.4)
Other	69.3	34.7		34.6

Total Property Plant and Equipment	491.2	539.0		(47.8)
Long term stockpiles	37.0	15.4		21.6
Investment in Cockatoo Island	18.2	4.6		13.6
Other assets	5.8	6.7		(.9)
Goodwill	8.4			8.4

Total assets	$673.8	$654.1		$19.7

LIABILITIES
Current liabilities	$36.2	$34.7		$1.5
Deferred tax liabilities	143.4	149.0		(5.6)
Other long term liabilities	34.6	9.1		25.5

Total liabilities	214.2	192.8		21.4

Net assets	459.6	461.3		(1.7)
Minority interest	(26.5)	(27.5)		1.0

Purchase price	$433.1	$433.8		$(.7)

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2006, we had cash and cash equivalents of $136.7 million (including $41.2 million at Portman), $350 million of availability under a $350 million unsecured credit agreement and A$28.8 million of availability under a A$40 million credit facility at Portman. At March 31, 2006, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by A$11.2 million for commitments under outstanding performance bonds at Portman. Following is a summary of cash activity for the first three months of 2006:

(In Millions)
Capital expenditures	$(43.3)
Net cash used by operating activities	(5.3)
Dividends on common and preferred stock	(5.8)
Other	(1.9)

Decrease in cash and cash equivalents from continuing operations	(56.3)
Cash used by discontinued operations	.2

Decrease in cash and cash equivalents	$(56.1)

At March 31, 2006, there were 5.4 million tons of pellets in inventory at a cost of $204.3 million, which was 2.1 million tons, or $99.0 million, higher than December 31, 2005. Pellet inventory at March 31, 2005 was 4.1 million tons, or $154.9 million. The increase in the first quarter reflects winter shipment curtailments over the Great Lakes. At March 31, 2006, Portman had .5 million tonnes of finished product inventory at a cost of $10.7 million, which was .1 million tonnes or $3.1 million lower than December 31, 2005.
     Our share of capital expenditures, including 2006 expenditures related to capacity expansions, at the seven mining ventures and supporting operations is expected to approximate $145 million in 2006, including approximately $32 million for expansion and related activity at Portman. We incurred $43.3 million of capital expenditures through March 31, 2006, of which $20.5 million related to Portman. We expect to fund our expenditures from operations.
     On March 28, 2005, we entered into a $350 million unsecured credit agreement with a syndicate of 13 financial institutions. The facility provides $350 million in borrowing capacity under a revolving credit line, with a choice of interest rates and maturities subject to the three-year term of the agreement. The $350 million credit agreement replaced an existing $30 million unsecured revolving credit facility, which was scheduled to expire on April 29, 2005. The facility has various financial covenants based on earnings, debt, total capitalization, and fixed cost coverage. Interest rates range from LIBOR plus 1.25 percent to LIBOR plus 2.0 percent, based on debt and earnings, or the prime rate.
     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia.
     In 2005, Portman secured five-year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its Koolyanobbing mining operation. The borrowings, totaling $7.7 million, accrue interest annually at five percent. The borrowings require a $.8 million principal payment plus accrued interest to be made each January 31 for the next four years with the remaining balance due in full in January 2010.
     On July 12, 2005, we increased our quarterly common share dividend to $.20 per share from $.10 per share. Following is a summary of our common shares outstanding:

	2006	2005	2004
March 31	21,898,536	21,874,123	21,368,074
June 30		21,878,115	21,391,302
September 30		21,929,466	21,588,386
December 31		21,915,497	21,598,772
ENVIRONMENTAL
     Our environmental liabilities of $13.8 million at March 31, 2006, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, three former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a PRP: the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin and the Kipling and Deer Lake sites in Michigan. See NOTE 8 for more information.
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The Company and its mining ventures sponsor defined benefit pension plans covering substantially all its North American employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. Additionally, the Company and its North American ventures provide other postretirement benefits to most full-time employees in North America who meet certain length of service and age requirements. Our pension and medical costs (including OPEB) had increased substantially over the past several years. Lower interest rates, lower asset returns and continued escalation of medical costs had been the predominant causes of the increases. We have taken actions to control pension and medical costs. Effective July 1, 2003, we implemented changes to U.S. salaried employee plans to reduce costs by more than an estimated $8.0 million on an annualized basis. Benefits under the current defined benefit formula were frozen for affected U.S. salaried employees, and a new cash balance formula was instituted. Increases in affected U.S. salaried retiree healthcare co-pays became effective for retirements after June 30, 2003. A cap on our share of annual medical premiums was also implemented for existing and future U.S. salaried retirees.
     Pursuant to the four-year labor agreements reached with the USWA for U.S. employees, effective August 1, 2004, OPEB expense for 2004 and the accumulated postretirement benefit obligation (“APBO”) decreased $4.9 million and $48.0 million, respectively, to reflect negotiated plan changes, which capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The new agreements also provide that the Company and its partners fund an estimated $220 million into bargaining unit pension plans and retiree healthcare accounts during the term of the contracts.
     Additionally, year 2006 and 2005 OPEB expense reflect estimated cost reductions of $3.0 million and $3.6 million, respectively, due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
     Following is a summary of our consolidated share of defined benefit pension and OPEB funding and expense for the years 2003 through 2006:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2003	$6.4	$32.0	$17.0	$29.1
2004	63.0	23.1	30.9	28.5
2005	40.6	20.7	31.8	17.9
2006 (Estimated)	46.2	23.1	37.4	16.6
     See NOTE 7 for more information.
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
     The rising cost of energy and supplies are important issues affecting our North American production costs. Energy costs represent approximately 25 percent of our North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our North American mining ventures consumed approximately 3.3 million mmbtu’s of natural gas and 6.3 million gallons of diesel fuel (Company share 2.3 million mmbtu’s and 3.9 million gallons of diesel fuel in the first three months of 2006.) As of March 31, 2006, we purchased or have forward purchase contracts for nine million mmbtu’s of natural gas (representing approximately 70 percent of estimated 2006 consumption) at an average price of approximately $9.50 per mmbtu and 6.3 million gallons of diesel fuel at approximately $2.10 per gallon for our North American mining ventures. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At March 31, 2006, the notional amount of the outstanding forward contracts was $50.2 million (Company share — $42.5 million), with an unrecognized fair value loss of $14.3 million (Company share — $12.1 million) based on March 31, 2006 forward rates. The contracts mature at various times through December 2006. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $3.6 million (Company share $3.0 million).
     Our share of the Wabush Mines operation in Canada represents approximately four percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Since 2003, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.86 U.S. dollar per Canadian dollar at March 31, 2006, an increase of approximately 34 percent. The average exchange rate increased to $.87 U.S. dollar per Canadian dollar in the first three months of 2006 from an average of $.77 U.S. dollar per Canadian dollar for 2004, an increase of approximately 13 percent.
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

Ineffective portions are charged to operations. At March 31, 2006, Portman had outstanding A$423.1 million in the form of call options, collar options, convertible collars options and forward exchange contracts with varying maturity dates ranging from April 2006 to February 2009, and a fair value loss based on the March 31, 2006 spot rate of A$6.4 million. A one percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately A$2.9 million and a one percent decrease would decrease the fair value and cash flow by approximately A$3.6 million.
STRATEGIC INVESTMENTS
     We intend to continue to pursue investment and management opportunities to broaden our scope as a supplier of iron ore or other raw materials to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to capitalize on global demand for steel and iron ore. Our Portman acquisition is an example of our ability to expand geographically, and we intend to continue to pursue similar opportunities. We will continue to investigate opportunities to expand our leadership position in the North American iron ore market. In the event of any future acquisitions or joint-venture opportunities, we may consider using available liquidity or other sources of funding to make investments. In addition, we will strive to continuously improve iron ore pellet quality and develop alternative metallic products, through such investments as the Mesabi Nugget Project.
Mesabi Nugget Project
     In 2002, we agreed to participate in Phase II of the Mesabi Nugget Project (“Project”). Other participants include Kobe Steel, Steel Dynamics, Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at our Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feedstock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product was used by four electric furnace producers and one foundry with favorable results. Preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at our Cliffs Erie site in Hoyt Lakes, Minnesota). A non-binding term sheet for a commercial plant was executed in March 2005, and a decision to proceed with construction engineering was made in April. On July 26, 2005, the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site. We would be the supplier of iron ore and have a minority interest in the first commercial plant. Our contribution to the project to-date has totaled $6.3 million ($1.0 million in 2005), including significant contributions of in-kind facilities and services. In January 2006, our board of directors authorized $50 million in capital expenditures for the project, subject to the Project obtaining non-recourse financing for its capital requirements in excess of equity investments made by the Project participants and the Project participants reaching mutually agreed upon terms. Steel Dynamics has agreed to participate in the Project subject to the same qualifications. Our equity interest in the venture is expected to be approximately 25 percent. Included in our board’s authorization is $21 million for construction and operation of the commercial nugget plant, $25 million to expand the Northshore concentrator to provide the iron ore concentrate, and $4.4 million for railroad improvements to transport the concentrate. Negotiations are continuing.
PolyMet Option
     On February 16, 2004, we entered into an option agreement with PolyMet that granted PolyMet the exclusive right to acquire certain land, crushing and concentrating and other ancillary facilities located at our Cliffs Erie site (formerly owned by LTVSMC). The iron ore mining and pelletizing operations were permanently closed in January 2001.
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
     On November 15, 2005, we reached an agreement with PolyMet regarding the terms for the early exercise of PolyMet’s option to acquire the assets under the agreement and closed the sales transaction resulting in a $9.5 million pre-tax gain. Under the terms of the agreement, we received cash of $1.0 million and approximately 6.2 million common shares of PolyMet, which closed that day at $1.25 per share ($3.29 per share at April 19, 2006). The additional PolyMet shares received in this transaction are classified as available for sale in Other Assets. We have no definitive plans to sell our shares of Polymet at this time. We expect to receive additional cash proceeds of $2.4 million in quarterly installments by and according to the terms of the contract for deed executed by the parties. We received a quarterly interest payment of approximately $.3 million on March 31, 2006. As a final component of the purchase price, PolyMet assumed certain on-going site-related environmental and reclamation obligations.
OUTLOOK
     Although production schedules are subject to change, Cliffs-managed North American pellet production is expected to be approximately 35 million tons, with our share representing approximately 22 million tons.
     Our forecast of total year 2006 North American sales is expected to be approximately 21 million tons, reflecting higher inventories at North American steel plants and the shut down of Mittal Steel USA’s Weirton blast furnace. Revenue per ton from iron ore sales and services is dependent upon several price adjustment factors included in our term sales contracts, primarily the percentage change from 2005 to 2006 in the international pellet price for blast furnace pellets, PPI and actual revenue for steel sales for one of our customers.
     Our total 2006 North American unit production costs are expected to increase approximately 13 percent from the 2005 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $42.65 per ton. The cost increase principally reflects increased energy and supply pricing, higher labor costs and increased maintenance. Cliffs’ share of Portman’s unit production costs are expected to increase less than five percent from 2005, as Portman operating cost increases are expected to be partially offset by a reduction in Cliffs’ basis adjustments.
     Portman’s current estimate of total year 2006 production is 7.5 million tonnes, reflecting the expansion at its Koolyanobbing operations. Portman’s current estimate of total year 2006 sales is 7.6 million tonnes.
     As we look forward in 2006, we continue to be focused on the rising costs of much of our purchased energy and materials. While PPI escalation factors in our North American sales contracts will recover some of the expected inflation, we will continue our efforts to mitigate inflationary pressure through cost reduction initiatives. We believe that we will also need continued levels of solid steel pricing and an improved international iron ore price in order to maintain our sales margins.
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
     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For a discussion of the factors , including but not limited to, those that could adversely affect our actual results and performance, see “Risk Factors” in Part I – Item 1A in our Annual Report on Form 10-K for the year-ended December 31, 2005.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in the Management’s Discussion and Analysis section of this report.

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
Changes in internal controls over financial reporting
     There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2005.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Wisconsin Electric Power Company. Two of the Company’s mines, Tilden and Empire (“the Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. On September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute as provided for in their contracts with WEPCO. WEPCO filed its reply on October 8, 2005, which included a counterclaim for damages in an amount of in excess of $4.1 million resulting from an alleged failure of Tilden to notify WEPCO of planned production in excess of seven million tons per year. We consider WEPCO’s counterclaim to be without merit and intend to defend the counterclaim vigorously. Pursuant to the terms of the relevant contracts, the undisputed amounts were paid to WEPCO, while the disputed amounts were deposited into an interest-bearing escrow account maintained by a bank. For the period ended December 31, 2005, the Mines have paid $11.7 million to WEPCO and deposited $75.8 million into the escrow account of which $5.3 million was deposited in January 2006. Under the terms of the contracts, the Mines have the right to recover $73.0 million as offsets against 2006 invoices. For the quarter ended March 31, 2006, the Mines deposited an additional $4.6 million of disputed billings into the escrow account.
     Maritime Asbestos Litigation. Two new maritime asbestos cases were brought against subsidiaries of the Company in the first quarter of 2006. As has been previously disclosed, The Cleveland-Cliffs Iron Company (“Iron”) and/or The Cleveland-Cliffs Steamship Company, or both, have been named defendants in 485 actions brought from 1986 to date by former seamen (or their administrators) in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against shipowners and other defendants. All of these cases have been administratively dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured, subject to self-insured retentions by the insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on these claims.
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
     On August 26, 2004, we received a Request for Information pursuant to Section 104(e) of CERCLA relative to the investigation of additional contamination below the ground surface at the Milwaukee Solvay site. The Request for Information was also sent to 13 other PRPs. On July 14, 2005, we received a General Notice Letter from the

EPA notifying us that the EPA believes we may be liable under CERCLA and requesting that we, along with other PRPs, voluntarily perform clean-up activities at the site. On July 26, 2005, we received correspondence from the EPA with a proposed Consent Order, informing us that three other PRPs had also expressed interest in negotiating with the EPA. Subsequently, on March 30, 2006, we received a Special Notice Letter from the EPA notifying all PRPs that we have a 60-day period within which to enter into negotiations with EPA over the conduct of a remedial investigation and feasibility study for the Milwaukee Solvay site. At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA has advised us that it has incurred approximately $.5 million in past response costs, which the EPA will seek to recover from us and the other PRPs. We increased our environmental reserve for Milwaukee Solvay by $.5 million in 2005 for potential additional exposure.
     On February 22, 2006, we entered into a Liability Transfer and Indemnity Agreement with Kinnickinnic Development Group LLC (“KK Group”) pursuant to which the KK Group would acquire and redevelop the Milwaukee Solvay site (the “Transfer Agreement”). Under the terms of the Transfer Agreement, KK Group would acquire our mortgage on the site in consideration for the assumption of all our environmental obligations with respect to the site and a cash payment of approximately $2.3 million. In addition, KK Group would be required to deposit $4 million into an escrow account to fund any remaining environmental clean-up activities on the site and to purchase insurance coverage with a $5 million limit. The Transfer Agreement provides for a 60-day due diligence period, which may be extended for an additional 30 days. Subject to the extension of the due diligence period, closing of the transaction is expected to occur on April 23, 2006.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as described in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 13, February 15, February 24, and March 15, 2006, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 369 shares of common stock, par value $.50 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $33,202.19 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one managerial employee under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

(d)
				(c)	Maximum
				Total Number	Number (or
				of Shares (or	Approximate
	(a)		(b)	Units)	Dollar Value) of
	Total		Average	Purchased as	Shares (or Units)
	Number of		Price Paid	Part of Publicly	that May Yet be
	Shares (or		per Share	Announced	Purchased Under
	Units)		(or Unit)	Plans or	the Plans or
Period	Purchased		$	Programs (1)	Programs
January 1-31, 2006	-0-		-0-	-0-	-0-
February 1-28, 2006	-0-		-0-	-0-	-0-
March 1-31, 2006	5,243	(2)	83.995	-0-	-0-

Total	5,243		$83.995	-0-	-0-

(1)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program.

(2)	Shares were acquired by the Company from an employee in connection with the vesting of restricted stock. Whole shares were repurchased to satisfy the tax withholding obligations of the employee on March 10, 2006.
Item 6. Exhibits
(a)	List of Exhibits-Refer to Exhibit Index on page 71.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC
Date: April 27, 2006	By /s/Donald J. Gallagher
Donald J. Gallagher
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit
10(a)	* Form of the 2006 Restricted Shares Agreement for the Retirement Eligible Employee under the Incentive Equity Plan (as Amended and Restated as of May 13, 1997) dated March 14, 2006 (filed as Exhibit 99(a) to Form 8-K of Cleveland-Cliffs Inc on March 17, 2006)	Not Applicable

10(b)	* Form of the 2006 Restricted Shares Agreement for the Non-Retirement Eligible Employee under the Incentive Equity Plan (as Amended and Restated as of May 13, 1997) dated March 14, 2006 (filed as Exhibit 99(b) to Form 8-K of Cleveland-Cliffs Inc on March 17, 2006)	Not Applicable

Exhibit
Number	Exhibit
10(c)	* Form of the 2006 Restricted Shares Agreement for David H. Gunning under the Incentive Equity Plan (as Amended and Restated as of May 13, 1997) dated March 14, 2006 (filed as Exhibit 99(c) to Form 8-K of Cleveland-Cliffs Inc on March 17, 2006)	Not Applicable

10(d)	* Amendment No. 1 to the Long-Term Incentive Program Participant Grant and Agreement for Year 2005 for Performance Period 2005-2007 (filed as Exhibit 99(a) to Form 8-K of Cleveland-Cliffs Inc on February 21, 2006)	Not Applicable

10(e)	** Letter of Agreement between Mittal Steel USA and Cleveland-Cliffs Inc to amend three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West, Mittal Steel USA-Indiana Harbor East, and Mittal Steel USA-Weirton dated April 12, 2006	Filed Herewith

10(f)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(fff) to Form 10-K of Cleveland-Cliffs Inc on February 21, 2006)	Not Applicable

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs Inc, as of April 27, 2006	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer Cleveland-Cliffs Inc, as of April 27, 2006	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 6 of this Report.

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit
Number	Exhibit

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs Inc, as of April 27, 2006	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, Executive Vice President, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of April 27, 2006	Filed Herewith