Form 10-Q
period 2006-06-30
CLEVELAND CLIFFS INC
filed 2006-07-27
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
YES ☐ NO ☑
As of July 21, 2006, there were 41,661,253 Common Shares (par value $.25 per share) outstanding.

Page No.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

2	Definitions

3	Statements of Condensed Consolidated Operations Three Months Ended June 30, 2006 and 2005 and Six Months Ended June 30, 2006 and 2005

4	Statements of Condensed Consolidated Financial Position June 30, 2006 and December 31, 2005

5	Statements of Condensed Consolidated Cash Flows Six Months Ended June 30, 2006 and 2005

6	Notes to Condensed Consolidated Financial Statements

35	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

55	Item 3 — Qualitative and Quantitative Disclosures About Market Risk

56	Item 4 — Controls and Procedures

PART II — OTHER INFORMATION AND SIGNATURES

57	Item 1 — Legal Proceedings

60	Item 1A — Risk Factors

60	Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

61	Item 4 — Submission of Matters to a Vote of Security Holders

62	Item 6 — Exhibits

63	Signature

64	Exhibit Index

EX-31(a) — Section 302 Certification of Chief Executive Officer

EX-31(b) — Section 302 Certification of Chief Financial Officer

EX-32(a) — Section 906 Certification of Chief Executive Officer

EX-32(b) — Section 906 Certification of Chief Financial Officer
EX-10.F
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification

Definitions
The following abbreviations or acronyms are used in the text. References in this report to the “Company”, “we”, “us”, “our” and “Cliffs” are to Cleveland-Cliffs Inc and subsidiaries, collectively. References to “A$” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Algoma	Algoma Steel Inc.
APB	Accounting Principles Board
APBO	Accumulated other postretirement benefit obligation
ARS	Auction rate securities
Cade	Cade Struktur Corporation
CAL	Cliffs and Associates Limited
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Cliffs Australia	Cleveland-Cliffs Australia Pty Limited
Cockatoo Island	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
F.O.B.	Free on board
GAAP	accounting principles generally accepted in the United States
HBI	Hot Briquette Iron
Hibbing	Hibbing Taconite Company
HLE	HLE Mining Limited Partnership
ISG	International Steel Group Inc.
KHD	KHD Humboldt Wedag International Ltd.
KK Group	Kinnickinnic Development Group
Kobe Steel	Kobe Steel, LTD.
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
Mittal Steel USA	Mittal Steel USA Inc.
NDEP	Nevada Department of Environmental Protection
NRD	Natural Resource Damages
Notice	Notice of violation
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
PCB	Polychlorinated Biphenyl
Portman	Portman Limited
PPI	Producers Price Indices
PRP	Potentially responsible party
PSD	Prevention of Significant Deterioration
RONA	Return on net assets
RTWG	Rio Tinto Working Group
SAB	Staff Accounting Bulletin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Steel Dynamics	Steel Dynamics, Inc.
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
USW	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association trusts
Wabush	Wabush Mines Joint Venture
WCI	WCI Steel Inc.
WEPCO	Wisconsin Electric Power Company

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
(UNAUDITED)

	(In Millions, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$420.2	$424.5	$664.7	$643.3
Freight and venture partners’ cost reimbursements	66.0	60.8	127.9	113.2

	486.2	485.3	792.6	756.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(357.5)	(348.4)	(608.5)	(575.9)

SALES MARGIN	128.7	136.9	184.1	180.6
OTHER OPERATING INCOME (EXPENSE)
Casualty insurance recoveries		10.6		10.6
Royalties and management fee revenue	3.0	3.5	5.6	6.2
Administrative, selling and general expenses	(13.3)	(10.3)	(23.1)	(21.6)
Miscellaneous — net	(2.0)	(1.8)	(4.0)	(2.8)

	(12.3)	2.0	(21.5)	(7.6)

OPERATING INCOME	116.4	138.9	162.6	173.0
OTHER INCOME (EXPENSE)
Interest income	3.5	3.1	7.8	7.0
Interest expense	(.8)	(1.7)	(1.8)	(1.9)
Other — net	(1.3)	.4	(.8)	(9.3)

	1.4	1.8	5.2	(4.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	117.8	140.7	167.8	168.8
INCOME TAX EXPENSE	(29.6)	(36.8)	(39.5)	(44.0)
MINORITY INTEREST (net of tax)	(5.2)	(3.9)	(7.6)	(3.9)

INCOME FROM CONTINUING OPERATIONS	83.0	100.0	120.7	120.9
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of tax)	.1	(.3)	.3	(.2)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	83.1	99.7	121.0	120.7
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.8)				5.2

NET INCOME	83.1	99.7	121.0	125.9
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)	(2.8)	(2.8)

INCOME APPLICABLE TO COMMON SHARES	$81.7	$98.3	$118.2	$123.1

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$1.91	$2.27	$2.73	$2.72
Discontinued operations		(.01)	.01
Cumulative effect of accounting change				.12

EARNINGS PER COMMON SHARE — BASIC	$1.91	$2.26	$2.74	$2.84

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$1.53	$1.80	$2.19	$2.18
Discontinued operations		(.01)	.01
Cumulative effect of accounting change				.09

EARNINGS PER COMMON SHARE — DILUTED	$1.53	$1.79	$2.20	$2.27

WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	42,720	43,434	43,209	43,316
Diluted	54,445	55,604	54,899	55,457
See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30	December 31
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$123.6	$192.8
Marketable securities	3.7	9.9
Trade accounts receivable — net	80.4	53.7
Receivables from associated companies	22.7	5.4
Product inventories	246.3	119.1
Work in process inventories	62.1	56.7
Supplies and other inventories	65.9	70.5
Deferred and refundable taxes	13.2	12.1
Recoverable electric power payments	15.6	73.0
Other	48.1	42.8

TOTAL CURRENT ASSETS	681.6	636.0
PROPERTIES	1,019.9	979.3
Allowances for depreciation and depletion	(183.8)	(176.5)

TOTAL PROPERTIES	836.1	802.8
OTHER ASSETS
Long-term receivables	46.3	48.7
Prepaid pensions	80.4	80.4
Deferred income taxes	52.7	66.5
Deposits and miscellaneous	63.4	53.8
Other investments	23.4	34.0
Intangible pension asset	13.9	13.9
Marketable securities	22.7	10.6

TOTAL OTHER ASSETS	302.8	307.9

TOTAL ASSETS	$1,820.5	$1,746.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$140.8	$122.9
Accrued employment costs	40.4	47.4
Pensions	45.3	45.3
Other post-retirement benefits	29.6	36.6
Accrued expenses	28.6	28.9
Income taxes	37.6	29.1
State and local taxes	22.3	22.2
Environmental and mine closure obligations	11.5	13.4
Payables to associated companies	3.1	7.7
Other	12.4	9.2

TOTAL CURRENT LIABILITIES	371.6	362.7
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	129.5	119.6
OTHER POST-RETIREMENT BENEFITS	82.1	85.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	88.5	87.3
DEFERRED INCOME TAXES	112.4	116.7
OTHER LIABILITIES	70.4	79.4

TOTAL LIABILITIES	854.5	850.9
MINORITY INTEREST	98.9	71.7
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES	172.5	172.5
SHAREHOLDERS’ EQUITY
Common Shares — par value $.25 a share Authorized — 112,000,000 shares; Issued — 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	93.8	93.9
Retained earnings	932.5	824.2
Accumulated other comprehensive loss, net of tax	(109.4)	(125.6)
Cost of 25,418,674 Common Shares in treasury (2005 — 23,480,770 shares)	(243.1)	(164.3)
Unearned compensation	4.0	6.6

TOTAL SHAREHOLDERS’ EQUITY	694.6	651.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,820.5	$1,746.7

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	(In Millions,
	Brackets Indicate
	Cash Decrease)
	Six Months Ended
	June 30
	2006	2005
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$121.0	$125.9
Cumulative effect of accounting change		(5.2)
(Income) loss from discontinued operations	(.3)	.2

Income from continuing operations	120.7	120.9
Depreciation and amortization:
Consolidated	30.3	22.0
Share of associated companies	3.2	2.1
Minority interest	7.6	3.9
Deferred income taxes	1.2	7.6
(Gain) loss on currency hedges	(1.4)	9.8
Excess tax benefit from share-based compensation	(1.2)
Environmental and closure obligations	(1.0)	2.2
Share-based compensation	(.6)
Gain on sale of assets	(.3)	(.4)
Pensions and other post-retirement benefits	(.2)	8.3
Other	1.8
Changes in operating assets and liabilities:
Sales of short-term marketable securities	9.9	182.7
Purchases of short-term marketable securities	(3.7)
Product inventories	(127.2)	(51.4)
Other	53.3	17.3

Net cash from operating activities	92.4	325.0

INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(62.9)	(46.1)
Share of associated companies	(6.4)	(4.6)
Investment in Portman Limited		(409.7)
Payment of currency hedges		(9.8)
Proceeds from sale of assets	1.6	.5

Net cash used by investing activities	(67.7)	(469.7)

FINANCING ACTIVITIES
Borrowing under Revolving Credit facility		175.0
Repayment under Revolving Credit facility		(125.0)
Contributions by minority interest	1.2	1.1
Excess tax benefit from share-based compensation	1.2
Proceeds from stock options exercised	.6	3.5
Repurchase of Common Stock	(81.0)
Common Stock dividends	(9.9)	(4.3)
Preferred Stock dividends	(2.8)	(2.8)
Repayment of capital leases	(2.2)	(.6)
Issuance costs of Revolving Credit	(1.0)	(1.9)
Repayment of other borrowings	(.8)

Net cash from (used by) financing activities	(94.7)	45.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	.5	(.4)

CASH USED BY CONTINUING OPERATIONS	(69.5)	(100.1)
CASH FROM (USED BY) DISCONTINUED OPERATIONS — OPERATING ACTIVITIES	.3	(.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(69.2)	(100.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192.8	216.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123.6	$116.0

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting and do not include all information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the financial statement footnotes and other information in our 2005 Annual Report on Form 10-K. In management’s opinion, the quarterly unaudited condensed consolidated financial statements present fairly our financial position, results of operations and cash flows in accordance with GAAP.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, including those related to revenue recognition, the fair value of share-based compensation, valuation of inventories, valuation of long-lived assets, post-employment benefits, income taxes, litigation and environmental liabilities. Management bases its estimates on historical experience, current business conditions and expectations and on various other assumptions it believes are reasonable under the circumstances. Actual results could differ from those estimates.
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
     On May 9, 2006, the Company’s Board of Directors approved a two-for-one stock split of its Common Shares with a corresponding decrease in par value from $.50 to $.25 per Common Share. The record date for the stock split was June 15, 2006 with a distribution date of June 30, 2006. Accordingly, all Common Shares, per share amounts, stock compensation plans and preferred stock conversion rates have been adjusted retroactively to reflect the stock split.
     On April 19, 2005, Cliffs Australia, a wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman’s common stock. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The Statements of Condensed Consolidated Financial Position of the Company as of June 30, 2006 and December 31, 2005 reflect the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. See NOTE 3 for further discussion.
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
NOTE 2 — ACCOUNTING POLICIES
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, the Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect adoption of this Interpretation to have a material impact on our consolidated financial statements.
     In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 establishes the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective January 1, 2007. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.
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
     On March 17, 2005, the EITF reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (“EITF 04-6”). The consensus clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which is effective for reporting periods beginning after December 15, 2005, permitted early adoption. At its June 29, 2005 meeting,

FASB ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” We elected to adopt EITF 04-6 in 2005. As a result, we recorded an after-tax cumulative effect adjustment of $5.2 million or $.09 per diluted share, and increased product inventory by $8.0 million effective January 1, 2005.
Marketable Securities
     We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. At June 30, 2006, we had $3.7 million of six-month term deposits at Portman. At December 31, 2005, we had $9.9 million in highly-liquid auction rate securities (“ARS”), classified as trading with changes in market value, if any, included in income. The ARS were fully liquidated in the first quarter of 2006. We invested in ARS to generate higher returns than traditional money market investments. Although these securities have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset, which is typically every 7, 28 or 35 days. As a result, we classify these securities as current assets. We had no realized or unrealized gains or losses related to these securities during the first six months of 2006 and 2005. All income, including any gains or losses related to these investments, was recorded as interest income. In accordance with our investment policy, we only invest in ARS with high quality credit issuers and limit the amount of investment exposure to any one issuer.
     We had $22.7 million and $10.6 million at June 30, 2006 and December 31, 2005, respectively, of non-current marketable securities, classified as “available for sale”, which are stated at fair value, with unrealized holding gains and losses included in other comprehensive income.
Inventories
     North America
     Product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-

payment by customers, as we retain title to the product until payment is received from the customer. We track the movement of inventory and have the right to verify the quantities on hand. Supplies and other inventories reflect the weighted average cost method.
     Australia
     At acquisition, the fair value of Portman’s inventory was assigned value at estimated selling price less costs of realization and an appropriate margin for selling efforts and costs to complete, with the exception of lower grade stockpiles. The net realizable value has been discounted to present value using a weighted average cost of capital where appropriate. Optimal use of lower grade stockpiles of high phosphorous ore is dependent on future production of standard ore for blending into saleable product. These stockpiles are scheduled to be utilized in the mine plan progressively over the life of the mine. Given the nature of these stockpiles and their dependence on future production, they have been assessed on the same basis as mineral rights associated with mining operations adjusted for the costs incurred to date to extract the ore and to reflect the benefits to Portman of having this ore available as an alternative to in-ground reserves. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.
Share-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for the first six months of 2006 includes compensation expense for all share-based compensation awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, the revised compensation costs are being amortized on a straight-line basis over the remaining service periods of the awards.

     Prior to the adoption of SFAS 123R, we recognized share-based compensation expense in accordance with SFAS 123. As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), we elected to use the prospective method. The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. In accordance with SFAS 123 and SFAS 148, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions to all awards unvested in each period.
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
Revenue Recognition
     Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our North American term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts with one customer include provisions for supplemental revenue or refunds based on annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We estimate these amounts for recognition at the time of sale when it is deemed probable that they will be realized. Estimated supplemental payments (on approximately .8 million tons), which at estimated pricing would have amounted to approximately $12.9 million related to 2005 sales to one of the customer’s indefinitely idled facilities, were not included in 2005 revenue. Supplemental payments related to pellets sold to this facility are due and will be recognized when the pellets are consumed or upon other disposition. Revenue in the first six months of 2006 included approximately $12.9 million of additional revenue on 2005 sales due to such changes, including $4.0 million for .3 million tons related to the idled facility. Revenue for the first six months of the year from product sales includes reimbursement for freight charges ($37.1 million in 2006 and $38.5 million in 2005) paid on behalf of customers and venture partners’ cost reimbursements ($90.8 million in 2006 and $74.7 million in 2005) from minority interest partners for their share of North American mine costs.

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
Foreign Currency Translation
     Results of foreign operations are translated into United States dollars using the average exchange rates during the applicable periods. Assets and liabilities are translated into United States dollars using the exchange rate on the balance sheet date. Resulting translation adjustments are recorded in “Accumulated other comprehensive loss” in Shareholders’ Equity on our Statements of Condensed Consolidated Financial Position.
Goodwill
     Based on our final purchase price allocation for the Portman acquisition, we identified approximately $8.4 million of excess purchase price over the fair value of assets acquired and liabilities assumed. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), goodwill was allocated to our Australia segment. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.
Preferred Stock
     In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 65.5068 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $15.27 per share at June 30, 2006, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any fiscal quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($16.80 at June 30, 2006). The threshold was met as of June 30, 2006. The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending September 30, 2006 only. The conversion right may continue after such quarter if certain conditions set forth in the terms of the preferred stock are satisfied. The preferred stock was also convertible during each of the past six quarters due to the satisfaction of this condition during each of the immediately preceding quarters.
NOTE 3 — PORTMAN ACQUISITION
     On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consisted primarily of iron ore inventory, land and mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were included in “Other-net” in the first quarter 2005 Statements of Condensed Consolidated Operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s full-year 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island Joint Venture) was approximately 6.0 million tonnes. Portman’s $66 million expansion project is in the production ramp up mode. Portman expects to be shipping at nearly the eight million tonne production rate in the third quarter of 2006. The production is fully committed to steel companies in China and Japan for the next four years.
     The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a three-year $350 million revolving credit facility. The outstanding balance was repaid in July 2005. See NOTE 4.
     The Statements of Condensed Consolidated Financial Position of the Company as of June 30, 2006 and December 31, 2005 reflect the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at estimated fair values as of the acquisition date as determined by the results of an appraisal of assets and liabilities, which was finalized at the end of the first quarter of 2006.
NOTE 4 — DEBT AND REVOLVING CREDIT FACILITY
     On June 23, 2006, we entered into a five-year unsecured credit agreement with a syndicate of 16 financial institutions. The new facility provides $500 million in borrowing capacity under a revolving credit line, with no scheduled maturities other than the five-year term of the agreement; loans are made with a choice of interest rates and maturities, subject to the term of the agreement. The new credit agreement replaced an existing $350 million unsecured revolving credit facility scheduled to expire in March 2008. The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent based on debt and earnings, or (2) the prime rate. As of June 30, 2006, we were in compliance with the covenants in the credit agreement. We did not have any borrowings outstanding against this facility as of June 30, 2006.

     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$28.5 million on June 30, 2006, after reduction of A$11.5 million for commitments under outstanding performance bonds. As of June 30, 2006, Portman was in compliance with the covenants in the credit agreement.
     In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its mining operation. The borrowings, which total $7.0 million at June 30, 2006, accrue interest annually at five percent. The borrowings require a $.7 million principal payment plus accrued interest to be made each January 31 for the next three years with the remaining balance due in full in January 2010.
NOTE 5 — SEGMENT REPORTING
     As a result of the Portman acquisition, we have organized into two operating and reporting segments: North America and Australia. The North America segment, comprised of our mining operations in the United States and Canada, represented approximately 81 percent of our consolidated revenues for the six-month period ended June 30, 2006. The Australia segment, comprised of our 80.4 percent Portman interest in Western Australia represented approximately 19 percent of our consolidated revenues for the same period. There have been no intersegment revenues since the acquisition.
     The North America segment is comprised of our six iron ore mining operations in Michigan, Minnesota and Eastern Canada. We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steelmaking process. Each of the mines has crushing, concentrating and pelletizing facilities used in the production process. More than 97 percent of the pellets are sold to integrated steel companies in the United States and Canada, using a single sales force.

     The Australia segment includes production facilities at the Koolyanobbing operations and a 50 percent interest in a joint venture at Cockatoo Island, producing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing operation has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan for the next four years.
     We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.
     The following table presents a summary of our segments for the three-month and six-month periods ended June 30, 2006 and 2005 based on the current reporting structure.

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006		2005
Revenues from product sales and services:
North America	$393.9	$417.5	$640.1		$688.7
Australia	92.3	67.8	152.5		67.8

Total revenues from product sales and services	$486.2	$485.3	$792.6		$756.5

Segment operating income:
North America	$100.1	$128.3	$147.5		$173.7
Australia	27.8	18.8	35.4		18.8

Segment operating income	127.9	147.1	182.9		192.5
Unallocated corporate expenses	(11.5)	(8.2)	(20.3)		(19.5)
Other income (expense)	1.4	1.8	5.2		(4.2)

Income from continuing operations before income taxes and minority interest	$117.8	$140.7	$167.8		$168.8

Depreciation, depletion and amortization:
North America	$8.3	$8.5	$16.3		$15.8
Australia	10.9	8.3	17.2		8.3

Total depreciation, depletion and amortization	$19.2	$16.8	$33.5		$24.1

Capital additions:
North America	$7.4	$17.4	$28.3		$34.1
Australia	7.6	9.8	22.4		9.8

Total capital additions	$15.0	$27.2	$50.7	*	$43.9

*	There were no non-cash additions at June 30, 2006.

     A summary of assets by segment is as follows:

	(In Millions)
	June 30	December 31
	2006	2005
Segment assets:
North America	$1,130.9	$1,079.6
Australia	689.6	667.1

Total consolidated assets	$1,820.5	$1,746.7

NOTE 6 — COMPREHENSIVE INCOME
     Following are the components of comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005:

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Net income	$83.1	$99.7	$121.0	$125.9
Other comprehensive income (loss):
Unrealized gain on marketable securities - net of tax	2.3	.2	7.8	.2
Foreign currency translation gain (loss)	14.8	(6.7)	5.5	(8.9)
Derivative instrument hedges, mark to market gains (losses) arising in period	3.2	(3.6)	2.9	(3.6)

Total other comprehensive income (loss)	20.3	(10.1)	16.2	(12.3)

Total comprehensive income	$103.4	$89.6	$137.2	$113.6

NOTE 7 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     The components of defined benefit pension and OPEB expense for the three-month and six-month periods ended June 30, 2006 and 2005 were as follows:
Defined Benefit Pension Expense

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Service cost	$2.9	$3.0	$5.9	$6.0
Interest cost	10.7	10.1	21.3	20.2
Expected return on plan assets	(12.1)	(11.1)	(24.2)	(22.3)
Amortization:
Unrecognized prior service costs	.7	.6	1.5	1.3
Net actuarial losses	4.1	3.1	8.2	6.3
Amortization of net obligation	(.6)	(1.0)	(1.2)	(2.0)

Net periodic benefit cost	$5.7	$4.7	$11.5	$9.5

OPEB Expense

	(In Millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Service cost	$.7	$.9	$1.4	$1.8
Interest cost	4.4	4.5	8.8	9.0
Expected return on plan assets	(2.3)	(1.8)	(4.5)	(3.6)
Amortization:
Unrecognized prior service credits	(1.6)	(2.0)	(3.2)	(3.6)
Net actuarial losses	2.9	3.7	5.8	7.2

Net periodic benefit cost	$4.1	$5.3	$8.3	$10.8

     Historically, the U.S. discount rate has been set for all plans using the Moody’s Aa corporate bond index. As of December 31, 2005, this rate was 5.4 percent. The Company, through an independent consultant, matched the projected cash flows used to determine the PBO and APBO to a projected yield curve of approximately 400 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 5.5 percent to 5.6 percent for the Company’s U.S. pension plans. Based on these results, the Company selected a discount rate of 5.5 percent for its U.S. plans at December 31, 2005, compared with a rate of 5.75 percent at December 31, 2004.

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
NOTE 8 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
     At June 30, 2006, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $112.8 million, of which $11.5 million was classified as current. Payments in the first six months of 2006 were $7.9 million (2005 — $1.1 million). Following is a summary of the obligations:

	(In Millions)
	June 30	December 31
	2006	2005
Environmental	$15.0	$17.8

Mine closure
LTVSMC	29.4	30.4
Operating mines	68.4	64.8

Total mine closure	97.8	95.2

Total environmental and mine closure obligations*	$112.8	$113.0

*	Includes $12.8 million and $12.3 million at June 30, 2006 and December 31, 2005, respectively, of our share of unconsolidated ventures.
Environmental
     Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $15.0 million at June 30, 2006, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
     The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, three former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. We recorded $3.8 million of additional clean-up expense related to a PCB spill at Tilden ($5.2 million was previously accrued in December 2005) in the second quarter of 2006 as “Miscellaneous — net” in the Statements of Condensed Consolidated Operations.
     The obligation also includes Federal and State sites where the Company is named as a PRP: the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Kipling and Deer Lake sites in Michigan.
Milwaukee Solvay Site
     The Kinnickinnic Development Group (“KK Group”) is pursuing the acquisition of the Milwaukee Solvay property. Pursuant to the Liability Transfer and Indemnity Agreement entered into between KK Group and Cliffs Mining Company, the KK Group has agreed to acquire our mortgage interest in the property for $2.25 million, assume all environmental liabilities in connection with the property and place $4.0 million in escrow to secure the KK Group’s obligations. The KK Group has agreed, upon closing, to purchase a $5.0 million environmental insurance policy. The estimated premium for the insurance policy is expected to be placed in escrow in the near future to be utilized when the policy is issued. The Company received the $2.25 million payment for the assignment of the mortgage in June 2006 as a deposit to be held pending closure on the global agreement.

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
     During 2005, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study has recently been reviewed with the Rio Tinto Trustees and the alternatives have essentially been reduced to three: (1) no action; (2) long-term water treatment; and (3) removal of the tailings. The estimated costs range from approximately $1 million to $27 million. In recognition of the potential for an NRD claim, the parties are exploring the possibility of a global settlement that would encompass both the site decision and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD. The Company’s recorded reserve of approximately $1.0 million reflects its estimated costs for completion of the existing Consent Order and the minimum “no action” alternative based on the current Participation Agreement.
Northshore Mine Notice of Violation
     On February 10, 2006, Northshore mine received a Notice of Violation (“Notice”) from the EPA. The Notice cites four alleged violations: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore mine violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology requirements associated with the furnace restarts); and (4) failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. The alleged violations relating to the restart of Furnaces 11 and 12 occurred prior to our acquisition of Northshore (formerly Cyprus Northshore Mining Company) in a share purchase in 1994. We have investigated the allegations and have communicated our position to the EPA. In accordance with SFAS No. 5, we have not recorded an environmental liability related to this Notice.
Mine Closure
     The mine closure obligation of $97.8 million includes the accrued obligation at June 30, 2006 for a closed operation formerly known as LTVSMC, for our six North American operating mines and for Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $29.4 million at June 30, 2006, as a result of expenditures totaling $20.6 million since 2001 ($1.0 million in the first six months of 2006).
     The accrued closure obligation for our active mining operations of $68.4 million at June 30, 2006 reflects the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, to provide for contractual and legal obligations associated with the eventual closure of the mining operations. We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit-adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The estimates for the North American operations were revised at December 31, 2005 using a three percent escalation factor and a six percent credit-adjusted risk-free discount rate for the incremental increases in the closure cost estimates. The closure date for each location was determined based on the expected exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.
     The following summarizes our asset retirement obligation liability, including our share of unconsolidated associated companies:

	(In Millions)
	June 30	December 31
	2006	2005
Asset retirement obligation at beginning of year	$64.8	$52.2
Accretion expense	3.0	5.7
Portman acquisition		5.1
Minority interest	.6	.2
Revision in estimated cash flows		1.6

Asset retirement obligation at end of year	$68.4	$64.8

NOTE 9 — INCOME TAXES
     Our total tax provision from continuing operations for the first half of 2006 of $39.5 million is comprised of $29.0 million related to North American operations, primarily the U.S., and $10.5 million related to Australian operations. Our expected effective tax rate for 2006 related to North American operations reflects benefits from deductions for percentage depletion in excess of cost depletion.
     Through our acquisition of Portman in 2005, we have $11.1 million of deferred tax assets related to Australian capital loss carryforwards of $37.0 million. Under Australian income tax law, capital losses are deductible from taxable capital gains, not from ordinary taxable income, but can be carried forward indefinitely. Due to uncertainty as to when, if ever, Portman may be able to utilize these Australian capital loss carryforwards, we continue to maintain a full valuation allowance against this deferred tax asset.
     At June 30, 2006, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.
NOTE 10 — SHARE-BASED COMPENSATION PLANS
Description of Share-Based Compensation Plans
     The 1992 Incentive Equity Plan, as amended in 1999, authorizes us to issue up to 6,800,000 Common Shares to employees upon the exercise of Options Rights, as Restricted Shares, in payment of Performance Shares or Performance Units that have been earned, as Deferred Shares, or in payment of dividend equivalents paid on awards made under the Plan. Such shares may be shares of original issuance, treasury shares, or a combination of both. Stock options may be granted at a price not less than the fair market value of the stock on the date the option is granted, generally are not subject to repricing, and must be exercisable not later than ten years and one day after the date of grant. Common Shares may be awarded or sold to certain employees with disposition restrictions over specified periods.
     The following is a summary of our Performance Share Award Agreements for each of the past three years:

Performance	Performance
Share	Shares		Grant	Performance
Plan Year	Outstanding	Forfeitures*	Date	Period
2006	75,246	28,724	May 8, 2006	1/1/2006-12/31/2008
2005	89,184	8,908	March 8, 2005	1/1/2005-12/31/2007
2004	214,664	23,536	March 11, 2004	1/1/2004-12/31/2006

*	The 2006 and 2005 Plans are based on assumed forfeitures. The 2004 Plan is based on actual forfeitures.
     For all three Agreements, each performance share, if earned, entitles the holder to receive a number of Common Shares within the range between a threshold and maximum number of shares, with the actual number of Common Shares earned dependent upon whether the Company achieves certain objectives established by the Compensation Committee of its Board of Directors. The performance payout is determined primarily by the Company’s Total Shareholder Return (“TSR”) for the period as measured against a predetermined peer group of mining and metals companies. For the 2006 and 2005 Agreements, the TSR calculated payout may be reduced by up to 50 percent in the event that the Company’s pre-tax return on net assets (“RONA”) for the incentive period falls below 12 percent. The 2004 Agreement includes a discrete performance measure and payout based on the Company’s pre-tax RONA. Additionally, the payout for both the 2005 and 2004 Agreements may be increased or reduced by up to 25 percent of the target based on management’s performance relative to the Company’s strategic objectives over the performance period as evaluated by the Compensation Committee. The final payout may vary from zero to 175 percent of the performance shares awarded for both the 2005 and 2004 Agreements subject to a maximum payout of two times the grant date price. The final payout for the 2006 Agreement varies from zero to 150 percent of the performance shares awarded.
Impact of the Adoption of SFAS 123R
     Under existing restricted stock plans awarded prior to January 1, 2006, we will continue to recognize compensation cost for awards to retiree-eligible employees without substantive forfeiture risk over the nominal vesting period. This recognition method differs from the requirements for immediate recognition for awards granted with similar provisions after the January 1, 2006 adoption of SFAS 123R. Accordingly, compensation expense of $1.6 million related to restricted stock awards to retiree-eligible employees granted on March 14, 2006 was recognized in the first quarter of 2006.
     Our income from continuing operations for the six months ended June 30, 2006 includes approximately $4.4 million in pre-tax share-based employee compensation calculated under the provisions of SFAS 123R, which compares with $4.0 million of pre-tax expense had we accounted for share-based compensation under the provisions of SFAS 123 for the comparable period.

     The following table summarizes the share-based compensation expense that we recorded for continuing operations in accordance with SFAS 123R for the three month and six month periods ended June 30, 2006:

	(In Millions, except
	per common share)
	Three Months	Six Months
	Ended June 30	Ended June 30
	2006	2006
Administrative, selling and general expenses	$2.0	$4.4

Reduction of operating income from continuing operations before income taxes and minority interest	2.0	4.4
Income tax benefit	(.5)	(1.1)

Reduction of net income	$1.5	$3.3

Reduction of earnings per share:
Basic	$.04	$.08

Diluted	$.03	$.06

     Prior to the adoption of SFAS 123R, we presented all tax benefits for actual deductions in excess of compensation expense as operating cash flows on our Statements of Condensed Consolidated Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense to be classified as financing cash flows. Accordingly, we classified $1.2 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Condensed Consolidated Cash Flows for the six-month period ended June 30, 2006.
Determining fair value
     We estimated fair value using a Monte Carlo simulation to forecast relative TSR performance. Consistent with the guidelines of SFAS 123R, a correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies.
     The expected term of the grant represented the time from the grant date to the end of the service period for each of the three performance Agreements. We estimated the volatility of our common stock and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate was the rate at the valuation date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.
     The assumptions utilized to estimate the fair value of the Agreements incorporating the Company’s relative TSR and the calculated fair values are as follows:

	2006	2005	2004
	Agreement	Agreement	Agreement
Average expected term (years)	2.65	2.81	2.80
Expected volatility	46%	48%	47%
Risk-free interest rate	4.96%	3.72%	1.94%
Dividend yield	1.04%	0%	0%
Fair value — percent of grant date market price	27.73%	118.53%	61.88%
We adjusted the number of shares awarded under our share-based equity plans concurrent with our June 30, 2006 two-for-one stock split. Management has concluded that the equity anti-dilution adjustments were required and accordingly, the adjustments did not require the recognition of incremental compensation expense.

     Stock option, restricted stock, deferred stock allocation and performance share activity under our Incentive Equity Plans and Nonemployee Directors’ Compensation Plans are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Shares	per Share	(in years)	Value
Stock options:
Options outstanding at beginning of year	54,268	$14.69
Granted during the period Excercised	(36,468)	16.79

Cancelled or expired Options outstanding at end of period	17,800	11.55	1.5	$205,590
Options exercisable at end of period	17,800	11.55	1.5	205,590

Restricted awards:
Awarded and restricted at beginning of year	193,180
Awarded during the period	162,178
Vested	(30,072)

Cancelled Awarded and restricted at end of period	325,286		2.6

Performance shares:
Allocated at beginning of year	822,118
Awarded during the period	103,970
Issued	(202,518)
Forfeited/cancelled	(306,844)

Allocated at end of period	416,726		1.1

Directors’ retainer and voluntary shares:
Awarded at beginning of year	1,856
Awarded during the period	1,082
Issued	(2,388)

Awarded at end of period	550		.5

Reserved for future grants or awards at end of period:
Employee plans	1,348,436
Directors’ plans	86,774

Total	1,435,210

The intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005 was $.6 million and $3.5 million, respectively.

     A summary of our non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested, beginning of year	1,017,154	$16.66
Granted	267,230	45.05
Vested	(270,732)	10.62
Forfeited/expired	(306,844)	5.07

Nonvested, end of period	706,808	$34.74

The total compensation cost related to non-vested awards not yet recognized is $11.2 million.
Comparable disclosures
     As discussed in NOTE 2, we accounted for share-based employee compensation under SFAS 123R’s fair value method during the three-month and six-month periods ended June 30, 2006. Prior to January 1, 2006, we accounted for share-based compensation under the provisions of SFAS 123. The following table illustrates the pro forma effect on our net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to all awards unvested for the three-month and six-month periods ended June 30, 2005:

	(In Millions, except
	per common share)
	Three Months	Six Months
	Ended June 30	Ended June 30
	2005	2005
Net income as reported	$99.7	$125.9
Stock-based employee compensation, net of tax:
Add expense included in reported results	.4	4.2
Deduct fair value based method	(.4)	(1.8)

Pro forma net income	$99.7	$128.3

Earnings attributable to common shares:
Basic — as reported	$2.26	$2.84

Basic — pro forma	$2.26	$2.90

Diluted — as reported	$1.79	$2.27

Diluted — pro forma	$1.79	$2.31

NOTE 11 — EARNINGS PER SHARE
     We present both basic and diluted EPS amounts. Basic EPS is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the quarter. Diluted EPS is calculated by dividing net income by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
     A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions, except EPS)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Net income	$83.1	$99.7	$121.0	$125.9
Preferred stock dividends	1.4	1.4	2.8	2.8

Income applicable to common shares	$81.7	$98.3	$118.2	$123.1

Weighted average number of shares:
Basic	42.7	43.4	43.2	43.3
Employee stock plans	.4	1.0	.4	1.0
Convertible preferred stock	11.3	11.2	11.3	11.2

Diluted	54.4	55.6	54.9	55.5

Earnings per common share — Basic	$1.91	$2.26	$2.74	$2.84

Earnings per common share — Diluted	$1.53	$1.79	$2.20	$2.27

We increased our quarterly common share dividend to $.125 per share from $.10 per share on May 9, 2006 and to $.10 per share from $.05 per share on July 12, 2005. During the second quarter, we settled 2.3 million of the 2.5 million common shares re-purchased under a May 2006 authorization by Cliffs’ Board of Directors at a cost of $81.0 million. On July 11, 2006, the Board of Directors authorized an additional two million common share repurchase program. Common stock repurchased in accordance with these programs will be accumulated as treasury shares and used for general corporate purposes.

NOTE 12 — LEASE OBLIGATIONS
     The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including our share of ventures, at June 30, 2006, are expected to be:

	(In Millions)
	Company Share		Total
	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases
2006 (July 1 - December 31)	$3.0	$9.1	$4.9	$13.1
2007	5.9	12.5	8.4	15.7
2008	4.4	7.0	6.3	7.8
2009	4.3	6.3	6.2	6.5
2010	3.5	5.6	4.7	5.6
2011 and thereafter	18.5	5.0	18.7	5.0

Total minimum lease payments	39.6	$45.5	49.2	$53.7

Amounts representing interest	9.5		10.3

Present value of net minimum lease payments	$30.1		$38.9

Total minimum lease payments include $32.2 million for capital leases and $2.4 million for operating leases associated with Portman. Our share of total minimum lease payments, $85.1 million, is comprised of our consolidated obligation of $79.0 million and our share of unconsolidated ventures’ obligations of $6.1 million, principally related to Hibbing and Wabush.
NOTE 13 — BANKRUPTCY OF CUSTOMERS
     On May 1, 2006, an entity controlled by the secured noteholders of WCI acquired the steelmaking assets and business of WCI (“New WCI”). New WCI assumed the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy $4.9 million trade receivable owed to the Company by WCI plus $.9 million of subsequent pricing adjustments. At June 30, 2006, a total of $3.9 million of this cure amount remained unpaid. Under the terms of the 2004 Pellet Agreement, the remainder of the cure amount will be paid by New WCI in two annual installments, with interest, due November 2006 and November 2007.

     On March 31, 2006, Stelco emerged from protection from its creditors under the Companies’ Creditors Arrangement Act, which had been mandated by the Ontario Superior Court of Justice (the “Court”) on January 29, 2004. Pursuant to Stelco’s plan of reorganization, C$350 million of new financing was invested in Stelco. The investor required, as a condition of such financing, that Stelco be reorganized into limited — partnership operating subsidiaries, one of which was a “mining” subsidiary, HLE Mining Limited Partnership (“HLE”). By way of a consent made as of March 31, 2006, Cliffs Mining Company and Wabush Iron Co. Limited, among others, consented to the transfer of Stelco’s interest in the Wabush Joint Venture, and its subsidiaries’ shareholdings in the Hibbing and Tilden operations, to HLE. The Consent Order was conditional upon the completion of a number of items on or before June 30, 2006:
a.	the execution and delivery of a Reorganization Agreement and related documentation with respect to the joint venture operations; and

b.	the execution and delivery by Stelco of the obligations of HLE with respect to the joint ventures, and guarantees of the obligations of Stelco under its guarantee from each of the other limited partnerships into which Stelco’s other business interests were organized pursuant to the restructuring.
Stelco has been unable to complete the necessary documentation, and the participants in the Wabush Joint Venture have extended the time to September 15, 2006. We fully expect to be working with Stelco and its subsidiaries in the coming weeks to complete the documentation necessary to satisfy these conditions. If, however, the conditions are not satisfied by September 15, 2006, the Consent dictates that the consent provided therein is to be deemed not to have been given.
NOTE 14 — DISCONTINUED OPERATIONS
     Cliffs’ business/consulting arrangements with C.V.G. Ferrominera Orinoco C. A. of Venezuela to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility were terminated in the third quarter of 2005. We recorded after-tax income of $.2 million and after-tax expense of $.9 million related to this contract in the first six months of 2006 and 2005, respectively. The amounts were recorded under “Discontinued Operations” in the Statements of Condensed Consolidated Operations.
     On July 23, 2004, CAL, an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s HBI facility located in Trinidad and Tobago to Mittal Steel USA. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. Mittal Steel USA closed this facility at the end of 2005. We recorded after-tax income of $.1 million and $.7 million in the first six months of 2006 and 2005, respectively. The amounts were classified under “Discontinued Operations” in the Statements of Condensed Consolidated Operations.

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
     As a result of the Portman acquisition, we now operate in two reportable segments: the North America segment and the Australia segment, also referred to as Portman. See NOTE 5 for a further discussion of the nature of our operations and related financial disclosures for the reportable segments.

RESULTS OF OPERATIONS
     Following is a summary of our second quarter and first half results:

	(In Millions, except per share)
	Second Quarter		First Half
	2006	2005	2006	2005
Income from continuing operations:
Amount	$83.0	$100.0	$120.7	$120.9
Per diluted share	1.53	1.80	2.19	2.18

Income (loss) from discontinued operations:
Amount	.1	(.3)	.3	(.2)
Per diluted share		(.01)	.01

Cumulative effect of accounting change:
Amount				5.2
Per diluted share				.09

Net income:
Amount	$83.1	$99.7	$121.0	$125.9

Per diluted share	$1.53	$1.79	$2.20	$2.27

All per-share amounts have been adjusted retroactively to reflect a June 30, 2006 two-for-one stock split. See NOTE 1 for more information.
     Second quarter net income was $16.6 million lower than the comparable period of 2005. The decrease reflected lower North American pre-tax sales margin of $14.3 million, last year’s $10.6 million pre-tax second quarter business interruption recovery related to a 2003 production curtailment and higher administrative, selling and general expenses, $3.0 million, partially offset by higher pre-tax sales margin at Portman, $6.1 million, and lower income taxes, $7.2 million.
     The $4.9 million decrease in first half net income primarily reflected lower North American pre-tax sales margin of $12.4 million and last year’s $10.6 million pre-tax insurance recovery, partially offset by higher pre-tax sales margin at Portman, $15.9 million, and last year’s $9.8 million pre-tax currency hedging costs associated with the acquisition. Cliffs acquired a controlling interest in Portman on March 31, 2005, and our 2005 first half net income only included Portman’s second quarter results. The decrease in first-half net income also reflected $5.2 million of after-tax income related to a 2005 accounting change.

Sales Margin
North American Iron Ore
     The decrease in North American sales margins for the second quarter and first half were primarily due to lower sales volume and higher production costs, partially offset by higher sales price realizations. A summary is as follows:

	Sales Margin Increase (Decrease) From Last Year (In Millions)
	Second Quarter			First Half
	Rate	Volume	Total	Rate	Volume	Total
Sales revenue	$36.6	$(65.4)	$(28.8)	$61.6	$(124.9)	$(63.3)
Cost of goods sold and operating expenses	29.6	(44.1)	(14.5)	39.3	(90.2)	(50.9)

Sales margin	$7.0	$(21.3)	$(14.3)	$22.3	$(34.7)	$(12.4)

     Sales revenue (excluding freight and venture partners’ cost reimbursements) decreased $28.8 million in the quarter and $63.3 million in the first half. The decreases were the net effect of a 1.1 million ton sales volume reduction for the quarter and 2.2 million tons for the first half, largely offset by higher sales prices (Rate). A portion of the sales volume decrease is expected to be realized in the second half as full year 2006 sales are projected to be approximately 21 million tons, compared with 22.3 million tons in 2005. The increase in sales prices of approximately 13 percent in the second quarter and 14 percent in the first half primarily reflected contractual base price increases, higher term sales contract escalation factors including higher steel pricing, higher PPI, and lag year adjustments, partially offset by the impact of lower international benchmark pellet prices. The price of blast furnace pellets for Eastern Canadian producers was settled during the second quarter, resulting in a 3.5 percent decrease. The retroactive change on a portion of first quarter sales was $1.2 million. Included in first half 2006 revenues were approximately 1.2 million tons of 2006 sales at 2005 contract prices and $12.9 million of revenue related to pricing adjustments on 2005 sales.
     Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) decreased $14.5 million in the quarter and $50.9 million in the first half. The decreases primarily reflected the net effect of lower sales volumes, partially offset by higher unit production costs (Rate). On a per-ton basis, cost of goods sold and operating expenses increased approximately 15 percent in the quarter and 12 percent in the first half, principally due to higher energy and supply pricing, higher labor costs, increased maintenance activity and lower production.
Australian Iron Ore
     The increase in sales margin at Portman for the second quarter was due to higher sales prices and higher sales volume, partially offset by higher production costs. A summary is as follows:

	Sales Margin Increase (Decrease) From Last Year (In Millions)
	Second Quarter			First Half
	Rate	Volume	Total	Rate	Volume (1)	Total
Sales revenue	$14.1	$10.4	$24.5	$9.3	$75.4	$84.7
Cost of goods sold and operating expenses	11.3	7.1	18.4	16.7	52.1	68.8

Sales margin	$2.8	$3.3	$6.1	$(7.4)	$23.3	$15.9

(1)	First half volume for 2005 only included Portman’s second quarter results.
Portman’s sales prices include the effects of a 19 percent increase in the international benchmark price of iron ore, which was settled in the second quarter of 2006. The retroactive impact on a portion of first quarter sales was $7.3 million.
     Cost of goods sold and operating expenses increased $18.4 million in the second quarter and $68.8 million in the first half, compared with the respective 2005 periods. The second quarter increase reflected higher volume enabled by the expansion. Sales margin reflected the Company’s basis adjustments of $9.3 million and $17.5 million for depletion and inventory step-ups in the second quarter and first half of 2006 and $.2 million and $1.9 million of revenue reductions in the second quarter and first half, respectively, due to foreign currency contract settlements.
Other operating income (expense)
     The pre-tax earnings changes for the second quarter and first half of 2006 versus the comparable 2005 period also included:
•	A business interruption insurance recovery of $10.6 million in the second quarter of 2005 related to a five-week production curtailment at the Empire and Tilden mines in 2003 due to the loss of electric power as a result of flooding in the Upper Peninsula of Michigan.
•	Higher administrative, selling and general expense of $3.0 million in the quarter and $1.5 million for the first half primarily reflecting higher outside professional services.

•	Higher miscellaneous-net of $.2 million in the quarter and $1.2 million for the first half. Miscellaneous-net in the second quarter includes $3.8 million for additional clean-up costs related to a PCB spill at the Tilden mine in November 2005, partially offset by $2.6 million of mark-to-market gains on currency hedging by Portman.
Other income (expense)
•	Decreased interest expense of $.9 million in the quarter reflects borrowings in 2005 for the Portman acquisition.

•	Lower other-net expense of $8.5 million in the first half primarily reflected $9.8 million of currency hedging costs associated with the Portman acquisition in the first quarter of 2005, partially offset by $1.7 million of expense related to the accelerated write-off of fees due to the replacement of our unsecured revolving credit facility. See NOTE 4.
Change in Accounting
     On March 17, 2005, the EITF reached consensus on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (“EITF 04-6”). The consensus clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory. The consensus, which was effective for reporting periods beginning after December 15, 2005, permitted early adoption. At its June 29, 2005 meeting, FASB ratified a modification to EITF 04-6 to clarify that the term “inventory produced” means “inventory extracted.” We elected to adopt EITF 04-6 in 2005. As a result, we recorded an after-tax cumulative effect adjustment of $5.2 million or $.09 per diluted share, and increased product inventory by $8.0 million effective January 1, 2005.

     In December, 2004, FASB issued SFAS No. 123R, “Share-Based Payment”, (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R was effective for periods beginning after December 15, 2005.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for the first half of 2006 includes compensation expense for all share-based compensation awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, compensation costs are being amortized on a straight-line basis over the remaining service periods of the awards.
     Prior to the adoption of SFAS 123R, we recognized share-based compensation expense in accordance with SFAS 123. As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), we elected to use the prospective method. The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. In accordance with SFAS 123 and SFAS 148, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions to all awards unvested in each period.
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
     Income from continuing operations for the six months ended June 30, 2006 includes approximately $4.4 million in pre-tax share-based employee compensation calculated under the provisions of SFAS 123R, which compares with $4.0 million of pre-tax expense had we accounted for share-based compensation under the provisions of SFAS 123 for the comparable period.
Income Taxes
     Our total tax provision from continuing operations for the first half of 2006 of $39.5 million is comprised of $29.0 million related to North American operations, primarily the U.S., and $10.5 million related to Australian operations. Our expected effective tax rate for 2006 related to North American operations of approximately 23 percent primarily reflects benefits from deductions for percentage depletion in excess of cost depletion.
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
     At June 30, 2006, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

PRODUCTION AND SALES VOLUME
Following is a summary of production tonnage for 2006 and 2005:

	(In Millions)
	Second Quarter		First Half		Full Year
	2006	2005	2006	2005	2006*	2005
North America (1)
Empire	1.2	1.2	2.5	2.4	4.7	4.8
Tilden	1.7	2.4	3.4	3.8	7.3	7.9
Hibbing	2.1	2.1	4.1	4.0	8.3	8.5
Northshore	1.2	1.2	2.5	2.4	5.0	4.9
United Taconite	1.4	1.2	2.4	2.3	5.4	4.9
Wabush	1.0	1.3	1.8	2.4	4.2	4.9

Total	8.6	9.4	16.7	17.3	34.9	35.9

Cliffs’ Share of Total	5.4	5.9	10.5	10.7	21.7	22.1

Australia (2)
Koolyanobbing	1.8	1.5	3.0	1.5	6.8	4.7
Cockatoo Island	.2	.1	.3	.1	.7	.5

Total	2.0	1.6	3.3	1.6	7.5	5.2

*	Estimate

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Tonnes are metric tons of 2,205 pounds. Portman’s 2005 totals reflect production since the acquisition.
North America
     Our share of second quarter pellet production was 5.4 million tons in 2006 compared with 5.9 million tons last year. For the first half of 2006, our share of production was 10.5 million tons compared with 10.7 million tons last year. Lower production at Tilden in the first half was primarily due to repair downtime in the second quarter of 2006. The decrease in Wabush first half production in 2006 was due to continued mining difficulties. Crude ore mining was significantly impacted by pit de-watering difficulties, which are adversely impacting production and costs. The Company and its joint venture partners are exploring options to deal with the Wabush issues, including additional dewatering, a manganese reduction circuit and shortening the mine life.
     Pellet sales in the second quarter were 4.9 million tons in 2006 compared with 6.0 million tons in 2005. First half sales were 7.8 million tons compared with 10.0 million tons in the same period last year. The sales volume decrease in the first half primarily reflected lower consignment sales tons shipped to lower Great Lakes ports during the 2005 shipping season as a result of programmed contractual changes with customers and customers’ inventory liquidation.
     On April 13, 2006 the Company entered into a letter agreement with Mittal Steel USA that resolved the dispute between the companies over the terms of the iron ore supply agreement between the Company and Mittal Steel USA’s Weirton facility. Under the terms of the letter agreement, the three separate iron ore supply agreements between the Company and Mittal Steel USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities, which are scheduled to expire at the end of 2016, in January 2015 and at the end of 2018, respectively, were modified to aggregate Mittal Steel USA’s purchases under the agreements during the years 2006 through and including 2010. During this period, Mittal Steel USA is obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis as specified in the letter agreement. The terms of the letter agreement permit Mittal Steel USA to manage its ore inventory levels through buy down provisions, which permit Mittal Steel USA to reduce its tonnage purchase obligation each year at a specified price per ton, and with deferral provisions, which permit Mittal Steel USA to defer a portion of its annual tonnage purchase obligation beginning in 2007.
     Mittal Steel USA is permitted under the letter agreement to use the committed volume at any of its facilities. The letter agreement also provides for consistent nomination procedures during the 2006 to 2010 time period across all three iron ore supply agreements. As part of the settlement, the Company canceled its invoice for approximately .3 million tons of iron ore pellets that were not purchased by Mittal Steel USA’s Weirton facility in January 2006. In addition, Mittal Steel USA waived all Special Steel Payment claims as described in the Company’s Form 8-K filed on February 10, 2006.
     The terms of the letter agreement resulted in a definitive agreement that amended the terms of the three separate iron ore supply agreements between the Company and Mittal Steel USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities.

     We currently have a long-term iron ore supply agreement with Algoma that runs through 2016 (the “Algoma Agreement”). Pricing under the Algoma Agreement is based on a formula linked to a number of adjustment factors, including international benchmark pellet prices (the “pricing formula”). The Algoma Agreement also provides that in certain years either party may request a price negotiation (“Reopener Years”) if prices under the Algoma Agreement differ from a specified benchmark price. Algoma has taken the position that the Reopener Years are 2007, 2010 and 2013. Our position is that the Reopener Years are 2008, 2011 and 2014. We have agreed with Algoma to resolve this issue through binding arbitration which is anticipated to be completed by the end of 2006. The amount of the variance, if any, between the pricing formula and the benchmark price for a particular Reopener Year depends on future events and is therefore currently not determinable.
Australia
     Portman’s second quarter production was 2.0 million tonnes in 2006 compared with 1.6 million tonnes last year. For the first half of 2006, production was 3.3 million tonnes.
     Sales of fines and lump ore were 1.8 million tonnes in the second quarter of 2006 compared with 1.5 million tonnes in 2005. First half sales were 3.2 million tonnes. The increase in sales and production in the second quarter was primarily due to the expansion of Portman’s operations.
WISCONSIN ELECTRIC POWER COMPANY DISPUTE
     Two of the Company’s mines, Tilden and Empire (the “Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. An interim agreement was entered into effective May 5, 2006, between WEPCO and the Mines. Under the terms of the agreement, we received a net amount of approximately $67.5 million, representing a rebate of amounts in excess of certain contractual caps paid either to WEPCO or placed in escrow. The agreement also temporarily adjusts the billing and payment provisions of the contracts during the pendency of the arbitration, without affecting the final outcome of the dispute. As of June 30, 2006, a total of approximately $31 million remains in the escrow accounts which represents portions of WEPCO’s 2005 and 2006 billings, plus accrued interest, that remain in dispute in the arbitration. See Part II Item 1 — Legal Proceedings for further information.
LABOR AND EMPLOYEE RELATIONS
     The USW has advised the Company with a “Written Notification” that they initiated an organizing campaign effective April 1, 2006 at Northshore. Under the terms of the Company’s collective bargaining agreements with the USW, the Company is required to remain neutral during the organizing campaign. Based upon subsequent conversations with USW representatives, the organizing campaign has been postponed pending resolution of issues related to the neutrality commitment in the collective bargaining agreement. Those issues remain in discussion. At this time, the timing of when a campaign may begin and the outcome of the campaign, when it proceeds, cannot be predicted. Previous efforts to organize Northshore employees have not been successful.
BANKRUPTCY OF CUSTOMERS
     On May 1, 2006, an entity controlled by the secured noteholder of WCI acquired the steelmaking assets and business of WCI (“New WCI”). New WCI assumed the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy $4.9 million trade receivable owed to the Company by WCI plus $.9 million of subsequent pricing adjustments. At June 30, 2006, a total of $3.9 million of this cure amount remained unpaid. Under the terms of the 2004 Pellet Agreement, the remainder of the cure amount will be paid by New WCI in two annual installments, with interest, due November 2006 and November 2007. See NOTE 13.
     On March 31, 2006, Stelco emerged from protection from its creditors under the Companies’ Creditors Arrangement Act, which had been mandated by the Ontario Superior Court of Justice (the “Court”) on January 29, 2004. Pursuant to Stelco’s plan of reorganization, C$350 million of new financing was invested in Stelco. The investor required, as a condition of such financing, that Stelco be reorganized into limited — partnership operating subsidiaries, one of which was a “mining” subsidiary, HLE Mining Limited Partnership (“HLE”). By way of a consent made as of March 31, 2006, Cliffs Mining Company and Wabush Iron Co. Limited, among others, consented to the transfer of Stelco’s interest in the Wabush Joint Venture, and its subsidiaries’ shareholdings in the Hibbing and Tilden operations, to HLE. The Consent Order was conditional upon the completion of a number of items on or before June 30, 2006:
a.	the execution and delivery of a Reorganization Agreement and related documentation with respect to the joint venture operations; and

b.	the execution and delivery by Stelco of the obligations of HLE with respect to the joint ventures, and guarantees of the obligations of Stelco under its guarantee from each of the other limited partnerships into which Stelco’s other business interests were organized pursuant to the restructuring.
Stelco has been unable to complete the necessary documentation, and the participants in the Wabush Joint Venture have extended the time period to September 15, 2006. We fully expect to be working with Stelco and its subsidiaries in the coming weeks to complete the documentation necessary to satisfy these conditions. If, however, the conditions are not satisfied by September 15, 2006, the Consent dictates that the consent provided therein is to be deemed not to have been given.
CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
     On June 23, 2006, we entered into a five-year unsecured credit agreement with a syndicate of 16 financial institutions. The new facility provides $500 million in borrowing capacity under a revolving credit line, with no scheduled maturities other than the five-year term of the agreement; loans are made with a choice of interest rates and maturities, subject to the term of the agreement. The new credit agreement replaced an existing $350 million unsecured revolving credit facility scheduled to expire in March 2008. The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent, based on debt and earnings, or (2) the prime rate. We did not have any borrowings outstanding against this facility as of June 30, 2006.
     Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia.
     In 2005, Portman secured five-year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its mining operation. The borrowings, totaling $7.7 million, accrue interest annually at five percent. The borrowings require a $.7 million principal payment plus accrued interest to be made each January 31 for the next three years with the remaining balance due in full in January 2010.
     At June 30, 2006, we had cash and cash equivalents of $123.6 million (including $29.3 million at Portman), $500 million of availability under the unsecured credit agreement and A$28.5 million of availability under the credit facility at Portman. At June 30, 2006, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by A$11.5 million for commitments under outstanding performance bonds at Portman.
     Following is a summary of cash activity for the first six months of 2006:

(In Millions)
Repurchases of common stock	$(81.0)
Capital expenditures	(69.3)
Dividends on common and preferred stock	(12.7)
Net cash provided by operating activities	92.4
Effect of exchange rate changes on cash	.5
Other	.6

Decrease in cash and cash equivalents from continuing operations	(69.5)
Cash provided by discontinued operations	.3

Decrease in cash and cash equivalents	$(69.2)

     Common stock repurchases reflected the settlement on 2.3 million of 2.5 million Common Shares re-purchased under a May 2006 authorization by Cliffs’ Board of Directors. On July 11, 2006, Cliffs’ Board authorized an additional two million common share repurchase program. Also, we increased our quarterly common share dividend to $.125 per share from $.10 per share on May 9, 2006 and to $.10 per share from $.05 per share on July 12, 2005.
     Capital expenditures through June 30, 2006 were $69.3 million, of which $32.6 million related to Portman. Our share of capital expenditures is expected to approximate $138 million in 2006, including approximately $44 million for expansion and related activity at Portman. We expect to fund our expenditures from operations and available cash.
     Included in net cash from operating activities was a refund of $67.5 million from the WEPCO escrow account. At June 30, 2006, there were 5.9 million tons of pellets in inventory at a cost of $230.1 million, which was 2.6 million tons, or $125.2 million, higher than December 31, 2005. Pellet inventory at June 30, 2005 was 4.1 million tons, or $150.9 million. The increase in the first half reflects winter shipment curtailments on the Great Lakes. At June 30, 2006, Portman had         .7 million tonnes of finished product inventory at a cost of $16.2 million, which was .1 million tonnes or $2.4 million higher than December 31, 2005. Finished product inventory at Portman was .8 million tonnes, or $8.7 million at June 30, 2005.
Following is a summary of our Common Shares outstanding:

	2006	2005	2004
March 31	43,797,072	43,748,246	42,736,148
June 30	42,170,090	43,756,230	42,782,604
September 30		43,858,932	43,176,772
December 31		43,830,994	43,197,544
ENVIRONMENTAL
     Our environmental liabilities of $15.0 million at June 30, 2006, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
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
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     Defined benefit pension expense totaled $5.7 million and $11.5 million for the second quarter and first half of 2006, compared with $4.7 million and $9.5 million for the comparable 2005 periods. The increase in defined benefit pension expense for the three-month and six-month periods was due primarily to a decrease in the discount rate. See NOTE 7 for more information.
     OPEB expense totaled $4.1 million and $8.3 million for the second quarter and first half of 2006, compared with $5.3 million and $10.8 million for the comparable 2005 periods. The decrease in OPEB expense for the three-month and six-month periods was due to higher expected asset returns and lower loss amortization. The higher expected asset returns are primarily due to additional VEBA contributions agreed to under the existing labor agreement with the USW. The decrease in loss amortization is due to longer amortization periods reflecting increased remaining service lives of employees.

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
MARKET RISKS
     We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
     Our investment policy relating to our short-term investments (classified as cash equivalents) is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.
     The rising cost of energy and supplies are important issues affecting our North American production costs. Energy costs represent approximately 25 percent of our North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our North American mining ventures consumed approximately 6.7 million mmbtu’s of natural gas and 12.4 million gallons of diesel fuel (Company share 4.8 million mmbtu’s and 7.9 million gallons of diesel fuel) in the first six months of 2006. As of June 30, 2006, we purchased or have forward purchase contracts for 12.1 million mmbtu’s of natural gas (representing approximately 92 percent of estimated 2006 consumption) at an average price of approximately $8.74 per mmbtu and 13.0 million gallons of diesel fuel at approximately

$2.25 per gallon for our North American mining ventures. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At June 30, 2006, the notional amount of the outstanding forward contracts was $47.3 million (Company share — $40.0 million), with an unrecognized fair value loss of $13.7 million (Company share — $11.6 million) based on June 30, 2006 forward rates. The contracts mature at various times through December 2006. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $3.4 million (Company share $2.8 million).
     Our share of the Wabush Mines operation in Canada represents approximately five percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Since 2003, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.90 U.S. dollar per Canadian dollar at June 30, 2006, an increase of approximately 41 percent. The average exchange rate increased to $.88 U.S. dollar per Canadian dollar in the first six months of 2006 from an average of $.77 U.S. dollar per Canadian dollar for 2004, an increase of approximately 14 percent.
     Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At June 30, 2006, Portman had outstanding A$435.2 million in the form of call options, collar options, convertible collars options and forward exchange contracts with varying maturity dates ranging from July 2006 to February 2009, and a fair value loss based on the June 30, 2006 spot rate of

A$4.8 million. A one percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately A$3.3 million and a one percent decrease would decrease the fair value and cash flow by approximately A$2.9 million.
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
Mesabi Nugget Project
     In 2002, we agreed to participate in Phase II of the Mesabi Nugget Project (“Project”). Other participants include Kobe Steel, Steel Dynamics, Ferrometrics, Inc. and the State of Minnesota. Construction of a $16 million pilot plant at our Northshore mine, to test and develop Kobe Steel’s technology for converting iron ore into nearly pure iron in nugget form, was completed in May 2003. The high-iron-content product could be utilized to replace steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers or as feedstock for the foundry industry. A third operating phase of the pilot plant test in 2004 confirmed the commercial viability of this technology. The pilot plant ended operations August 3, 2004. The product was used by four electric furnace producers and one foundry with favorable results. Preliminary construction engineering and environmental permitting activities were initiated for two potential commercial plant locations (one in

Butler, Indiana near Steel Dynamics’ steelmaking facilities and one at our Cliffs Erie site in Hoyt Lakes, Minnesota). A non-binding term sheet for a commercial plant was executed in March 2005, and a decision to proceed with construction engineering was made in April. On July 26, 2005, the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site and focus was diverted to that site. We would be the supplier of iron ore and have a minority interest in the first commercial plant. Our contribution to the project to-date has totaled $6.3 million ($1.0 million in 2005), including significant contributions of in-kind facilities and services. In January 2006, our Board of Directors authorized $50 million in capital expenditures for the project, subject to the Project obtaining non-recourse financing for its capital requirements in excess of equity investments made by the Project participants and the Project participants reaching mutually agreed upon terms. Steel Dynamics has agreed to participate in the Project subject to the same qualifications. Our equity interest in the venture is expected to be approximately 25 percent. Included in our Board’s authorization is $21 million for construction and operation of the commercial nugget plant, $25 million to expand the Northshore concentrator to provide the iron ore concentrate, and $4.4 million for railroad improvements to transport the concentrate. The participants have tentatively agreed on terms of the venture agreements. The initiative to secure non-recourse project financing has commenced.
OUTLOOK
     Although production schedules are subject to change, Cliffs-managed North American pellet production is expected to be approximately 35 million tons, with our share representing 21.7 million tons.
     Our forecast of total year 2006 North American sales is expected to be approximately 21 million tons, reflecting higher inventories at North American steel plants, the shut down of Mittal Steel USA’s Weirton blast furnace and a programmed 2005 contractual change that modified and reduced consignment tonnage. Revenue per ton for pellets is expected to increase approximately 9.5 percent to $64.35 per ton from the 2005 average of $58.77 per ton due to the combination of contractual base price increases, higher term sales contract escalation factors including higher steel pricing, higher PPI and lag year adjustments, partially offset by the effect of lower international benchmark pellet prices.
     Our total 2006 North American unit production costs are expected to increase approximately 11 percent from the 2005 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $42.65 per ton. The cost increase principally reflects increased energy and supply pricing, higher labor costs, increased maintenance activity and lower production. Portman’s unit production costs are expected to increase approximately five percent from 2005, as Portman operating cost increases are expected to be partially offset by a reduction in our purchase accounting adjustments.
     Portman’s current estimate of total year 2006 production is 7.5 million tonnes, reflecting the expansion of its operations. Portman’s current estimate of total year 2006 sales is 7.5 million tonnes. Revenue per tonne is expected to increase approximately 16 percent to $48.40 per tonne from the 2005 average of $41.66 per tonne due to benchmark price settlements, changes in sales mix, purchase accounting adjustments related to currency hedges in place at the date of acquisition and changes in exchange rate.
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
     You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For a discussion of the factors , including but not limited to, those that could adversely affect our actual results and performance, see “Risk Factors” in Part I — Item 1A in our Annual Report on Form 10-K for the year-ended December 31, 2005.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Wisconsin Electric Power Company. Two of the Company’s mines, Tilden and Empire (the “Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts, and a dispute has arisen between WEPCO and the Mines over the pricing issue. On September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute as provided for in their contracts with WEPCO. WEPCO filed its reply on October 8, 2005, which included a counterclaim for damages in an amount of in excess of $4.1 million resulting from an alleged failure of Tilden to notify WEPCO of planned production in excess of seven million tons per year. We consider WEPCO’s counterclaim to be without merit and intend to defend the counterclaim vigorously. Pursuant to the terms of the relevant contracts, the undisputed amounts were paid to WEPCO, while the disputed amounts were deposited into an interest-bearing escrow account maintained by a bank. An interim agreement was entered into effective May 5, 2006, between WEPCO and the Mines. Under the terms of the agreement, we received a net amount of approximately $67.5 million, representing a rebate of amounts in excess of certain contractual caps paid either to WEPCO or placed in escrow. The agreement also temporarily adjust the billing and payment provisions of the contracts during the pendency of the arbitration, without affecting the final outcome of the dispute. As of June 30, 2006, a total of approximately $31 million remains in the escrow accounts which represents a portion of WEPCO’s 2005 and 2006 billings, plus accrued interest, that remain in dispute in the arbitration.

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
     The Kinnickinnic Development Group (“KK Group”) is pursuing the acquisition of the Milwaukee Solvay property. Pursuant to the Liability Transfer and Indemnity Agreement entered into between KK Group and Cliffs Mining Company, the KK Group has agreed to acquire our mortgage interest in the property for $2.25 million, assume all environmental liabilities in connection with the property and place $4.0 million in escrow to secure the KK Group’s obligations. The KK Group has agreed, upon closing, to purchase a $5.0 million environmental insurance policy. The estimated premium for the insurance policy is expected to be placed in escrow in the near future to be utilized when the policy is issued. The Company received the $2.25 million payment for the assignment of the mortgage in June 2006 as a deposit to be held pending closure on the global agreement.
     KHD Humboldt Wedag International Ltd. (“KHD”). On June 20, 2006, KHD and Cade Struktur Corporation (“Cade”) submitted an Arbitration Notice, Appointment of Arbitrator and Request to Appoint Arbitrator to the participants in the Wabush Mines Joint Venture in connection with a dispute over the calculation of royalties under the terms of an Amended and Consolidation of Mining Leases dated September 2, 1959, as amended, between Wabush Iron Co. Limited and Canadian Javelin Limited (a predecessor to KHD and Cade). KHD and Cade have claimed that the Wabush Mines Joint Venture has underpaid royalties since 1991 and claim underpayments in excess of C$15 million. The participants in the Wabush Mines Joint Venture have denied the existence of any royalty underpayments and plan to defend the arbitration vigorously. The Company currently owns 26.83 percent of the Wabush Mines Joint Venture.

Item 1A. Risk Factors
     There have been no material changes in our risk factors as described in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	On April 19, May 31, and June 15, 2006, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”), the Company sold a total of 328 shares of common stock, par value $.25 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $14,088.77 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares (or	Number (or
			Units)	Approximate
	Total		Purchased as	Dollar Value) of
	Number of	Average	Part of Publicly	Shares (or Units)
	Shares (or	Price Paid	Announced	that May Yet be
	Units)	per Share	Plans or	Purchased Under the
Period	Purchased (1) (2)	(or Unit) $	Programs	Plans or Programs (2)
April 1 - 30, 2006
May 1 - 31, 2006	1,020,408	37.3506	1,019,600	1,480,400
June 1 - 30, 2006	1,241,600	34.5426	1,241,600	238,800

Total	2,262,008	35.8093	2,261,200	238,800

(1)	The Company acquired 808 shares from an employee in connection with the vesting of restricted stock. Whole shares were repurchased to satisfy the tax withholding obligations of the employee on May 23, 2006.

(2)	On May 9, 2006 the Company received the approval by the Board of Directors to repurchase up to an aggregate of 2,500,000 shares on a post-split basis of the Company’s outstanding Common Stock.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on May 9, 2006. At the meeting the Company’s shareholders acted upon (i) the election of 11 Directors, and (ii) the approval of the appointment of Deloitte & Touche LLP as the Company’s independent auditors.
     In the election of Directors, 11 of the 12 nominees named in the Company’s Proxy Statement, dated March 30, 2006, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Ranko Cucuz withdrew his name for consideration as a Director nominee on May 1, 2006 and the Board of Directors determined, effective upon the expiration of Mr. Cucuz’s term at the Annual Meeting, to decrease the size of the Board of Directors from 12 to 11. Each nominee received the number of votes set opposite his name:

NOMINEES	FOR	AGAINST
John S. Brinzo	37,747,360	2,012,856
Ronald C. Cambre	38,027,910	1,732,306
Joseph A. Carrabba	37,747,606	2,012,610
Susan M. Cunningham	38,024,528	1,735,688
Barry J. Eldridge	38,028,964	1,731,252
David H. Gunning	37,741,494	2,018,722
James D. Ireland III	37,750,332	2,009,884
Francis R. McAllister	38,028,694	1,731,522
Roger Phillips	38,025,788	1,734,428
Richard K. Riederer	37,754,600	2,005,616
Alan Schwartz	38,025,862	1,734,354
     There were no broker non-votes with respect to the election of Directors.
     For the ratification of Deloitte & Touche LLP as independent auditors, the voting was as follows:

For	39,701,898
Against	32,284
Abstain	26,034
Item 6. Exhibits
(a)	List of Exhibits-Refer to Exhibit Index on page 64.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC
Date: July 27, 2006	By	/s/ Donald J. Gallagher
Donald J. Gallagher
President—North American Iron Ore, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Exhibit

3(a)
Amendment No. 2 to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio on June 7, 2006 (filed as Exhibit 3(a) to Form 8-K of Cleveland-Cliffs Inc on June 9, 2006 and incorporated by reference)
Not Applicable

4(a)	Form of Common Stock Certificate (filed as Exhibit 4(a) to Form 8-K/A (Amendment No. 2) of Cleveland-Cliffs Inc on June 30, 2006 and incorporated by reference)	Not Applicable

4(b)
Multicurrency Credit Agreement, entered into as of June 23, 2006, among Cleveland-Cliffs Inc, 16 various institutions, and Fifth Third Bank as Administrative Agent and L/C Issuer, and Bank of America N.A. as Syndication Agent (filed as Exhibit 3(a) to Form 8-K of Cleveland-Cliffs Inc on June 27, 2006 and incorporated by reference)
Not Applicable

10(a)
* Form of Severance Agreement by and between Cleveland-Cliffs Inc and certain elected officers of the Company dated May 19, 2006 and effective May 8, 2006 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on May 25, 2006 and incorporated by reference)
Not Applicable

10(b)
* Amendment No. 1 to Annex A to the Severance Agreement between Cleveland-Cliffs Inc and Joseph A. Carrabba effective May 9, 2006 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on May 10, 2006 and incorporated by reference)
Not Applicable

10(c)
* Amendment No. 1 to Long-Term Incentive Program dated May 8, 2006 and effective as of January 1, 2006 (filed as Exhibit 10(b) to Form 8-K of Cleveland-Cliffs Inc on May 12, 2006 and incorporated by reference)
Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 6 of this Report.

Exhibit
Number	Exhibit

10(d)
* Form of Long-Term Incentive Program Participant Grant and Agreement Year 2006 (Performance Period 2006-2008) (filed as Exhibit 10(a) to Form 8-K of Cleveland Cliffs Inc on May 12, 2006 and incorporated by reference)
Not Applicable

10(e)
** Letter of Agreement between Mittal Steel USA and Cleveland-Cliffs Inc to amend three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West, Mittal Steel USA-Indiana Harbor East, and Mittal Steel USA-Weirton (filed as Exhibit 10(e) to Form 10-Q of Cleveland-Cliffs Inc on April 27, 2006 and incorporated by reference)
Not Applicable

10(f)	Interim Agreement between Wisconsin Electric Power Company and Tilden Mining Company L.C. and Empire Iron Mining Partnership dated and effective May 5, 2006	Filed Herewith

31(a)
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 27, 2006
Filed Herewith

31(b)
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, President-North American Iron Ore, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of July 27, 2006
Filed Herewith

32(a)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by John S. Brinzo, Chairman and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 27, 2006
Filed Herewith

32(b)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, President-North American Iron Ore, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of July 27, 2006
Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 6 of this Report.

**	Confidential treatment requested any/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.