Form 10-Q
period 2006-09-30
CLEVELAND CLIFFS INC
filed 2006-10-26
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 20, 2006, there were 41,189,924 Common Shares (par value $.25 per share) outstanding.

Page No.
PART I — FINANCIAL INFORMATION

2	Definitions

Item 1 — Financial Statements

3	Statements of Condensed Consolidated Operations Three Months Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2006 and 2005

4	Statements of Condensed Consolidated Financial Position September 30, 2006 and December 31, 2005

5	Statements of Condensed Consolidated Cash Flows Nine Months Ended September 30, 2006 and 2005

6	Notes to Condensed Consolidated Financial Statements

36	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

53	Item 3 — Qualitative and Quantitative Disclosures About Market Risk

54	Item 4 — Controls and Procedures

PART II — OTHER INFORMATION AND SIGNATURES

55	Item 1 — Legal Proceedings

56	Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

57	Item 6 — Exhibits

58	Signature

59	Exhibit Index

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

Abbreviation or acronym	Term
APBO	Accumulated other postretirement benefit obligation
ARS	Auction rate securities
CAL	Cliffs and Associates Limited
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Centennial Amapa	Centennial Asset Amapa Participacoes SA
Cliffs Australia	Cleveland-Cliffs Australia Pty Limited
Cockatoo Island	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
East Greenfield	East Greenfield Investors, LLC
Empire	Empire Iron Mining Partnership
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
F.O.B.	Free on board
FSP	FASB Staff Position
Hibbing	Hibbing Taconite Company
HLE	HLE Mining Limited Partnership
KK Group	Kinnickinnic Development Group
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
Mittal Steel USA	Mittal Steel USA Inc.
MMX	MMX Minercao e Metalicos
NDEP	Nevada Department of Environmental Protection
NRD	Natural Resource Damages
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
PCB	Polychlorinated Biphenyl
PolyMet	PolyMet Mining Inc.
Portman	Portman Limited
PPI	Producers Price Indices
PRP	Potentially responsible party
RONA	Return on net assets
RTWG	Rio Tinto Working Group
SAB	Staff Accounting Bulletin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Steel Dynamics	Steel Dynamics, Inc.
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
USW	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WCI	WCI Steel Inc.
WEPCO	Wisconsin Electric Power Company

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(UNAUDITED)

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$516.2	$451.8	$1,180.9	$1,095.1
Freight and venture partners' cost reimbursements	63.9	62.3	191.8	175.5

	580.1	514.1	1,372.7	1,270.6
COST OF GOODS SOLD AND OPERATING EXPENSES	(447.6)	(383.7)	(1,056.1)	(959.6)

SALES MARGIN	132.5	130.4	316.6	311.0
OTHER OPERATING INCOME (EXPENSE)
Casualty insurance recoveries		1.4		12.0
Royalties and management fee revenue	3.0	3.3	8.6	9.5
Customer bankruptcy recoveries	3.9		4.1
Administrative, selling and general expenses	(14.2)	(11.6)	(37.3)	(33.2)
Miscellaneous — net	(5.7)	(1.0)	(9.9)	(3.8)

	(13.0)	(7.9)	(34.5)	(15.5)

OPERATING INCOME	119.5	122.5	282.1	295.5
OTHER INCOME (EXPENSE)
Gain on sale of assets	.9		1.4
Interest income	4.5	3.0	12.3	10.0
Interest expense	(1.0)	(1.6)	(2.8)	(3.5)
Other — net	.8	.8	(.5)	(8.5)

	5.2	2.2	10.4	(2.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	124.7	124.7	292.5	293.5
INCOME TAX EXPENSE	(31.3)	(34.6)	(70.8)	(78.6)
MINORITY INTEREST (net of tax)	(4.3)	(3.8)	(11.9)	(7.7)

INCOME FROM CONTINUING OPERATIONS	89.1	86.3	209.8	207.2
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of tax)		(.7)	.3	(.9)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	89.1	85.6	210.1	206.3
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.8)				5.2

NET INCOME	89.1	85.6	210.1	211.5
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)	(4.2)	(4.2)

INCOME APPLICABLE TO COMMON SHARES	$87.7	$84.2	$205.9	$207.3

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$2.13	$1.95	$4.83	$4.69
Discontinued operations		(.02)	.01	(.04)
Cumulative effect of accounting change				.12

EARNINGS PER COMMON SHARE — BASIC	$2.13	$1.93	$4.84	$4.77

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$1.68	$1.54	$3.86	$3.74
Discontinued operations		(.01)	.01	(.02)
Cumulative effect of accounting change				.09

EARNINGS PER COMMON SHARE — DILUTED	$1.68	$1.53	$3.87	$3.81

WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	41,132	43,570	42,517	43,400
Diluted	52,892	55,757	54,233	55,465

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30 2006	December 31 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203.2	$192.8
Marketable securities	3.7	9.9
Trade accounts receivable — net	73.3	53.7
Receivables from associated companies	33.6	5.4
Product inventories	199.9	119.1
Work in process inventories	47.8	56.7
Supplies and other inventories	69.3	70.5
Deferred and refundable taxes	13.2	12.1
Recoverable electric power payments	15.6	73.0
Other	44.8	42.8

TOTAL CURRENT ASSETS	704.4	636.0
PROPERTIES	1,040.9	979.3
Allowances for depreciation and depletion	(196.9)	(176.5)

TOTAL PROPERTIES	844.0	802.8
OTHER ASSETS
Long-term receivables	45.0	48.7
Prepaid pensions	80.4	80.4
Deferred income taxes	55.2	66.5
Deposits and miscellaneous	68.2	53.8
Other investments	15.8	34.0
Intangible pension asset	13.9	13.9
Marketable securities	22.2	10.6

TOTAL OTHER ASSETS	300.7	307.9

TOTAL ASSETS	$1,849.1	$1,746.7

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$128.0	$122.9
Accrued employment costs	43.9	47.4
Pensions	45.3	45.3
Other post-retirement benefits	32.8	36.6
Accrued expenses	40.7	28.9
Income taxes	40.8	29.1
State and local taxes	19.0	22.2
Environmental and mine closure obligations	10.2	13.4
Payables to associated companies	2.9	7.7
Other	10.0	9.2

TOTAL CURRENT LIABILITIES	373.6	362.7
PENSIONS, INCLUDING MINIMUM PENSION LIABILITY	95.0	119.6
OTHER POST-RETIREMENT BENEFITS	67.3	85.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	91.5	87.3
DEFERRED INCOME TAXES	109.7	116.7
OTHER LIABILITIES	65.6	79.4

TOTAL LIABILITIES	802.7	850.9
MINORITY INTEREST	118.2	71.7
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES OUTSTANDING 172,300 SHARES	172.3	172.5
SHAREHOLDERS' EQUITY
Common Shares — par value $.25 a share Authorized — 112,000,000 shares; Issued — 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	100.2	100.5
Retained earnings	1,015.0	824.2
Accumulated other comprehensive loss, net of tax	(108.4)	(125.6)
Cost of 26,073,025 Common Shares in treasury (2005 — 23,452,832 shares)	(267.7)	(164.3)

TOTAL SHAREHOLDERS' EQUITY	755.9	651.6

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,849.1	$1,746.7

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(UNAUDITED)

	(In Millions, Brackets Indicate Cash Decrease) Nine Months Ended September 30
	2006	2005
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$210.1	$211.5
Cumulative effect of accounting change		(5.2)
(Income) loss from discontinued operations	(.3)	.9

Income from continuing operations	209.8	207.2
Depreciation and amortization:
Consolidated	48.2	34.7
Share of associated companies	6.2	3.1
Minority interest	11.9	7.7
Share-based compensation	1.2
Pensions and other post-retirement benefits	(46.5)	(32.2)
Deferred income taxes	(3.8)	13.6
Gain on sale of assets	(2.3)	(1.3)
Excess tax benefit from share-based compensation	(1.2)
Environmental and closure obligations	.7	3.3
(Gain) loss on currency hedges	(.3)	9.8
Other	.3	(6.3)
Changes in operating assets and liabilities:
Sales of short-term marketable securities	9.9	182.7
Purchases of short-term marketable securities	(3.7)	(5.0)
Product inventories	(80.8)	(44.2)
Other	78.8	14.2

Net cash from operating activities	228.4	387.3
INVESTING ACTIVITIES
Purchase of property, plant and equipment:
Consolidated	(87.1)	(70.2)
Share of associated companies	(9.6)	(6.4)
Investment in Portman Limited		(409.9)
Payment of currency hedges		(9.8)
Proceeds from sale of assets	3.9	1.4

Net cash used by investing activities	(92.8)	(494.9)
FINANCING ACTIVITIES
Borrowing under Revolving Credit facility		175.0
Repayment under Revolving Credit facility		(175.0)
Contributions by minority interest	1.4	1.4
Excess tax benefit from share-based compensation	1.2
Proceeds from stock options exercised	.6	5.7
Repurchase of Common Stock	(105.7)
Common Stock dividends	(15.1)	(8.7)
Preferred Stock dividends	(4.2)	(4.2)
Repayment of capital leases	(2.5)	(1.7)
Issuance costs of Revolving Credit	(1.0)	(1.9)
Repayment of other borrowings	(1.0)

Net cash used by financing activities	(126.3)	(9.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	.8	(.4)

CASH FROM (USED BY) CONTINUING OPERATIONS	10.1	(117.4)
CASH FROM (USED BY) DISCONTINUED OPERATIONS — OPERATING ACTIVITIES	.3	(1.6)

INCREASE DECREASE IN CASH AND CASH EQUIVALENTS	10.4	(119.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192.8	216.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203.2	$97.9

See notes to condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Cleveland-Cliffs’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

On April 19, 2005, Cliffs Australia, a wholly owned subsidiary of the Company, completed the acquisition of 80.4 percent of Portman’s common stock. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The Statements of Condensed Consolidated Financial Position of the Company as of September 30, 2006 and December 31, 2005 reflect the acquisition of Portman, effective March 31, 2005, under the purchase method of accounting. See NOTE 3 for further discussion.

The Company also owns a 26.83 percent interest in Wabush Mines, an unincorporated Joint Venture, in Canada; and a 23 percent interest in Hibbing Taconite Company, an unincorporated Joint Venture, in Minnesota. Additionally, Portman owns a 50 percent interest in Cockatoo Island Joint Venture. Investments in joint ventures which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

Our results of operations in North America are typically stronger in the last nine months of the calendar year due primarily to seasonal factors in the first quarter, as shipments and sales are restricted by weather conditions on the Great Lakes. Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts related to discontinued operations and the cumulative effect of a 2005 accounting change.

NOTE 2 — ACCOUNTING POLICIES

Marketable Securities

We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. At September 30, 2006, we had $3.7 million of six-month term deposits classified as trading at Portman. At December 31, 2005, we had $9.9 million in highly-liquid auction rate securities (“ARS”), classified as trading with changes in market value, if any, included in income. The ARS were fully liquidated in the first quarter of 2006. We invested in ARS to generate higher returns than traditional money market investments. Although these securities have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset, which is typically every 7, 28 or 35 days. As a result, we classified these securities as current assets. We had no realized or unrealized gains or losses related to these securities during the first nine months of 2006 and 2005. All income, including any gains or losses related to these investments, was recorded as interest income. In accordance with our investment policy, we only invest in ARS with high quality credit issuers and limit the amount of investment exposure to any one issuer.

We had $22.2 million and $10.6 million at September 30, 2006 and December 31, 2005, respectively, of non-current marketable securities, classified as “available for sale”, which are stated at fair value, with unrealized holding gains and losses included in other comprehensive income.

Inventories

North America

Product inventories are stated at the lower of cost or market. Cost of product inventories is determined using the LIFO method. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. We track the movement of inventory and verify the quantities on hand. Supplies and other inventories reflect the weighted average cost method.

Australia

At acquisition, the fair value of Portman’s inventory was determined utilizing estimated selling price less costs of realization and an appropriate margin for selling efforts and costs to complete, with the exception of lower grade stockpiles. The net realizable value has been discounted to present value using a weighted average cost of capital where appropriate. Optimal use of lower grade stockpiles of high phosphorous ore is dependent on future production of standard ore for blending into saleable product. These stockpiles are scheduled to be utilized in the mine plan progressively over the life of the mine. Given the nature of these stockpiles and their dependence on future production, they have been assessed on the same basis as mineral rights associated with mining operations adjusted for the costs incurred to date to extract the ore and to reflect the benefits to Portman of having this ore available as an alternative to in-ground reserves. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments (SFAS 123R), using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for the first nine months of 2006 includes compensation expense for share-based compensation awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, the revised compensation costs are being amortized on a straight-line basis over the remaining service periods of the awards.

Prior to the adoption of SFAS 123R, we recognized share-based compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). As prescribed in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), we elected to use the prospective method. The prospective method required expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. In accordance with SFAS 123 and SFAS 148, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions to all awards unvested in each period.

In March 2005, the SEC issued SAB 107, which provided supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. See NOTE 10 for information on the impact of our adoption of SFAS 123R and the assumptions we used to calculate the fair value of share-based compensation.

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

Portman uses forward exchange contracts, call options, collar options and convertible collar options to hedge its currency exposure for its sales receipts denominated in United States currency. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in the Australian/United States currency exchange rate, and to protect against undue adverse movement in these exchange rates. All hedges are tested for effectiveness at inception and at each reporting period thereafter.

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

Revenue Recognition

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement. Generally, our North American term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain sales contracts with one customer include provisions for supplemental revenue or refunds based on annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We estimate these amounts for recognition at the time of sale when it is deemed probable that they will be realized. Estimated supplemental payments (on .4 million tons), which at estimated pricing would have amounted to $6.2 million related to 2005 sales to one of the customer’s indefinitely idled facilities, were not included in revenue. Supplemental payments related to pellets sold to this facility are due and will be recognized when the pellets are consumed or upon other disposition. Revenue in the first nine months of 2006 included $19.3 million of additional revenue on 2005 sales due to such changes, including $10.9 million for .7 million tons related to the idled facility. Revenue for the first nine months of the year from product sales includes reimbursement for freight charges ($55.5 million in 2006 and $59.5 million in 2005) paid on behalf of customers and venture partners’ cost reimbursements ($136.3 million in 2006 and $116.0 million in 2005) from minority interest partners for their share of North American mine costs.

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

Where we are joint venture participants in the ownership of a North American mine, our contracts entitle us to receive royalties and management fees from the partners, which we earn as the pellets are produced. Revenue is recognized on services when the services are performed.

Portman’s sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel. Revenues denominated in United States dollars are converted to Australian dollars at the currency exchange rate in effect at the time of the transaction.

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

Goodwill

Based on our final purchase price allocation for the Portman acquisition, we identified approximately $8.4 million of excess purchase price over the fair value of assets acquired and liabilities assumed. As required by SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill was allocated to our Australia segment. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

Preferred Stock

In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 65.5068 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $15.27 per share at September 30, 2006, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any fiscal quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($16.80 at September 30, 2006). The threshold was met as of

September 30, 2006. The satisfaction of this condition allows conversion of the preferred stock during the fiscal quarter ending December 31, 2006 only. The conversion right may continue after such quarter if certain conditions set forth in the terms of the preferred stock are satisfied. The preferred stock was also convertible during each of the past seven quarters due to the satisfaction of this condition during each of the immediately preceding quarters. As of September 30, 2006, 200 shares of preferred stock have been converted to 13,066 common shares reducing our preferred issuance to $172.3 million.

Recent Accounting Pronouncements

On September 29, 2006, FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires an entity to recognize on its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires that changes in the funded status of a defined benefit postretirement plan be recognized, net of tax, within accumulated other comprehensive income. This statement also requires an employer to measure the funded status as of the date of its year-end balance sheet and is effective for fiscal years ending after December 15, 2006. We are in the process of evaluating the impact of SFAS 158 on our consolidated financial statements.

In September 2006, FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which prohibits the use of the accrue in advance method of accounting for planned major maintenance activities in annual and interim periods. This FSP is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of the year. Retrospective application is required unless it is impracticable. We are currently evaluating the provisions of this Staff Position to determine the impact on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In September 2006, FASB issued Statement No. 157, Accounting for Fair Value Measurements (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

On February 16, 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 3 — PORTMAN ACQUISITION

On April 19, 2005, Cliffs Australia completed the acquisition of 80.4 percent of the outstanding shares of Portman, a Western Australia-based independent iron ore mining and exploration company. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of the outstanding shares of Portman. The assets consisted primarily of iron ore inventory, land and mineral rights and iron ore reserves. The purchase price of the 80.4 percent interest was $433.1 million, including $12.4 million of acquisition costs. Additionally, we incurred $9.8 million of foreign currency hedging costs related to this transaction, which were included in “Other-net” in the first quarter 2005 Statements of Condensed Consolidated Operations. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry. Portman’s full-year 2005 production (excluding its .6 million tonne share of the 50 percent-owned Cockatoo Island Joint Venture) was 6.0 million tonnes. Portman’s $62 million expansion project is in the production ramp up mode. Portman expects to be shipping at the eight million tonne production rate in the fourth quarter of 2006. The production is fully committed to steel companies in China and Japan through 2009.

The acquisition and related costs were financed with existing cash and marketable securities and $175 million of interim borrowings under a three-year $350 million revolving credit facility. The outstanding balance was repaid in July 2005.

NOTE 4 — DEBT AND REVOLVING CREDIT FACILITY

On June 23, 2006, we entered into a five-year unsecured credit agreement with a syndicate of 16 financial institutions. The new facility provides $500 million in borrowing capacity under a revolving credit line, with no scheduled maturities other than the five-year term of the agreement; loans are made with a choice of interest rates and maturities, subject to the term of the agreement. The new credit agreement replaced an existing $350 million unsecured revolving credit facility scheduled to expire in March 2008. We incurred $1.7 million of expense related to the accelerated write-off of debt issuance costs due to the replacement of the facility. The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent based on debt and earnings, or (2) the prime rate. As of September 30, 2006, we were in compliance with the covenants in the credit agreement. We did not have any borrowings outstanding against this facility as of September 30, 2006.

Portman is party to a A$40 million credit agreement. The facility has various covenants based on earnings, asset ratios and fixed cost coverage. The floating interest rate is 80 basis points over the 90-day bank bill swap rate in Australia. Under this facility, Portman has remaining borrowing capacity of A$28.2 million on September 30, 2006, after reduction of A$11.8 million for commitments under outstanding performance bonds. As of September 30, 2006, Portman was in compliance with the covenants in the credit agreement.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its mining operation. The borrowings, which total A$9.3 million at September 30, 2006, accrue interest annually at five percent. The borrowings require a A$1.0 million principal payment plus accrued interest to be made each January 31 for the next three years with the remaining balance due in full in January 2010.

NOTE 5 — SEGMENT REPORTING

As a result of the Portman acquisition, we have organized into two operating and reporting segments: North America and Australia. The North America segment,

comprised of our mining operations in the United States and Canada, represented approximately 82 percent of our consolidated revenues for the nine-month period ended September 30, 2006. The Australia segment, comprised of our 80.4 percent Portman interest in Western Australia, represented approximately 18 percent of our consolidated revenues for the same period. There have been no intersegment revenues since the acquisition.

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

The Australia segment includes production facilities at the Koolyanobbing operations and a 50 percent interest in a joint venture at Cockatoo Island, producing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing operation has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan through 2009.

We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.

The following table presents a summary of our segments for the three-month and nine-month periods ended September 30, 2006 and 2005 based on the current reporting structure.

	(In Millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006		2005
Revenues from product sales and services:
North America	$483.1	$436.5	$1,123.2		$1,125.2
Australia	97.0	77.6	249.5		145.4

Total revenues from product sales and services	$580.1	$514.1	$1,372.7		$1,270.6

Segment operating income:
North America	$109.8	$123.4	$257.3		$297.1
Australia	22.4	9.2	57.8		28.0

Segment operating income	132.2	132.6	315.1		325.1
Unallocated corporate expenses	(12.7)	(10.1)	(33.0)		(29.6)
Other income (expense)	5.2	2.2	10.4		(2.0)

Income from continuing operations before income taxes and minority interest	$124.7	$124.7	$292.5		$293.5

Depreciation, depletion and amortization:
North America	$8.4	$9.8	$24.7		$25.6
Australia	12.5	3.9	29.7		12.2

Total depreciation, depletion and amortization	$20.9	$13.7	$54.4		$37.8

Capital additions:
North America	$25.3	$13.6	$60.2		$53.9
Australia	2.1	12.3	24.5		22.7

Total capital additions	$27.4	$25.9	$84.7	*	$76.6

*	There were $0 and $12.0 million of non-cash capital additions at September 30, 2006 and December 31, 2005, respectively.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2006	December 31, 2005
Segment assets:
North America	$1,138.4	$1,079.6
Australia	710.7	667.1

Total consolidated assets	$1,849.1	$1,746.7

NOTE 6 — COMPREHENSIVE INCOME

Following are the components of comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005:

	(In Millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net Income	$89.1	$85.6	$210.1	$211.5
Other comprehensive income (loss):
Unrealized gain (loss) on securities - net of tax	(.3)	.4	7.5	.5
Foreign currency translation	1.5	.8	7.0	(8.1)
Derivative instrument hedges, mark to market gains (losses) arising in period	(.2)	(2.0)	2.7	(5.5)

Total other comprehensive income (loss)	1.0	(.8)	17.2	(13.1)

Total comprehensive income	$90.1	$84.8	$227.3	$198.4

NOTE 7 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The components of defined benefit pension and OPEB expense for the three-month and nine-month periods ended September 30, 2006 and 2005 were as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$3.0	$1.9	$8.9	$7.9
Interest cost	11.0	11.0	32.3	31.2
Expected return on plan assets	(12.2)	(11.1)	(36.4)	(33.4)
Amortization:
Unrecognized prior service costs	1.0	1.0	2.5	2.3
Net actuarial losses	5.8	4.2	14.0	10.5
Amortization of net asset (obligation)	(.6)	(1.0)	(1.8)	(3.0)

Net periodic benefit cost	$8.0	$6.0	$19.5	$15.5

OPEB Expense

	(In Millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$.6	$.1	$2.0	$1.9
Interest cost	3.3	4.1	12.1	13.1
Expected return on plan assets	(2.3)	(1.8)	(6.8)	(5.4)
Amortization:
Unrecognized prior service credits	(1.6)	(1.2)	(4.8)	(4.8)
Net actuarial losses	2.2	1.4	8.0	8.6

Net periodic benefit cost	$2.2	$2.6	$10.5	$13.4

On September 12, 2006, the Company’s Board of Directors approved modifications to the pension benefits provided to salaried participants. The modifications retroactively reinstated the final average pay benefit formula (previously terminated in July 2003) to allow for additional accruals through June 30, 2008 or the continuation of benefits under an improved cash balance formula, whichever is greater. The change will increase pension expense by $1.0 million for 2006.

The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of approximately 400 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 5.5 percent to 5.6 percent for the Company’s U.S. pension plans. Based on these results, the Company selected a discount rate of 5.5 percent for its U.S. plans at December 31, 2005, compared with a rate of 5.75 percent at December 31, 2004.

The discount rates for Canada are determined by calculating the single level discount rate that, when applied to a particular cash flow pattern, produces the same present value as discounting the cash flow pattern using spot rates generated from a high-quality corporate bond yield curve. Based on the cash flow patterns and liability duration for the Canadian plans, which are dependent on the demographic profile of each plan, the December 31, 2005 discount rate was 5.00 percent, compared with a rate of 5.75 percent at December 31, 2004.

NOTE 8 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

At September 30, 2006, the Company, including its share of unconsolidated ventures, had environmental and mine closure liabilities of $114.9 million, of which $10.2 million was classified as current. Payments in the first nine months of 2006 were $13.0 million (2005 — $3.6 million). Following is a summary of the obligations:

	(In Millions)
	September 30, 2006	December 31, 2005
Environmental	$16.1	$17.8
Mine closure
LTVSMC	28.7	30.4
Operating mines	70.1	64.8

Total mine closure	98.8	95.2

Total environmental and mine closure obligations*	$114.9	$113.0

*	Includes $13.2 million and $12.3 million at September 30, 2006 and December 31, 2005, respectively, of our share of unconsolidated ventures.

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $16.1 million at September 30, 2006, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, Accounting for Contingencies. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, two former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. We recorded $4.5 million of additional clean-up expense related to a PCB spill at Tilden in 2006 ($5.2 million was previously accrued in December 2005) as “Miscellaneous — net” in the Statements of Condensed Consolidated Operations.

The obligation also includes Federal and State sites where the Company is named as a PRP: the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin, and the Kipling and Deer Lake sites in Michigan.

Milwaukee Solvay Site

On August 31, 2006, we entered into an Assignment, Assumption and Indemnification Agreement and a separate Escrow Agreement (collectively the “Closing Agreements”) with East Greenfield, a successor to the Kinnickinnic Development Group. Pursuant to the Closing Agreements, East Greenfield acquired our mortgage interest in the property for $2.25 million, assumed all environmental liabilities in connection with the property and placed $4.0 million in escrow to secure East Greenfield’s obligations. East Greenfield has also agreed to purchase a $5.0 million environmental insurance policy. The $.5 million estimated premium for the insurance policy has also been placed in escrow to be utilized for the policy premium or toward environmental obligations in excess of the $4.0 million of escrowed funds if insurance cannot be obtained. As a result of the finalization of the Closing Agreements, we reduced our environmental reserve related to this site by $2.7 million in the third quarter of 2006. The expense was included as “Miscellaneous-net” in the Statements of Condensed Consolidated Operations.

Rio Tinto

The Rio Tinto Mine site is a historic underground copper mine located near Mountain City, NV, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site characterization studies, the development and evaluation of remedial action alternatives and some remedial measures are being conducted in accordance with a Consent Order between the Nevada Department of Environmental Protection (“NDEP”)

and the Rio Tinto Working Group (“RTWG”) composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”). The Consent Order is currently projected to continue through 2006 with the objective of supporting the selection of the final remedy for the site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order.

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

During 2006, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study has recently been reviewed with the Rio Tinto Trustees and the alternatives have essentially been reduced to two: (1) tailings stabilization and long-term water treatment; and (2) removal of the tailings. The estimated costs range from approximately $10 million to $27 million. In recognition of the potential for an NRD claim, the parties are exploring the possibility of a global settlement that would encompass both the remedial action and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD. The Company increased its reserve by $4.1 million in the third quarter of 2006 to reflect its estimated costs for completing the work under the existing Consent Order and its share of the eventual remediation costs based on a consideration of the various remedial measures and related cost estimates, which are currently under review. The expense was included in “Miscellaneous-net” in the Statements of Condensed Consolidated Operations.

Mine Closure

The mine closure obligation of $98.8 million includes the accrued obligation at September 30, 2006 for a closed operation formerly known as LTVSMC, for our six North American operating mines and for Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $28.7 million at September 30, 2006, as a result of expenditures totaling $21.3 million since 2001 ($1.8 million in the first nine months of 2006).

The accrued closure obligation for our active mining operations of $70.1 million at September 30, 2006 reflects the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, to provide for contractual and legal obligations associated with the eventual closure of the mining operations. We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit-adjusted risk-free interest rate of 10.25 percent (12.0 percent for United Taconite and 5.5 percent for Portman). The estimates for the North American operations were revised at December 31, 2005 using a three percent escalation factor and a six percent credit-adjusted risk-free discount rate for the incremental increases in the closure cost estimates. The closure date for each location was determined based on the expected exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the property and equipment are recognized over the estimated mine lives for each location.

The following summarizes our asset retirement obligation liability, including our share of unconsolidated associated companies:

	(In Millions)
	September 30, 2006	December 31, 2005
Asset retirement obligation at beginning of year	$64.8	$52.2
Accretion expense	5.1	5.7
Portman acquisition		5.1
Minority interest	.2	.2
Revision in estimated cash flows		1.6

Asset retirement obligation at end of year	$70.1	$64.8

NOTE 9 — INCOME TAXES

Our total tax provision from continuing operations for the first nine months of 2006 of $70.8 million is comprised of $53.4 million related to North American operations, primarily the U.S., and $17.4 million related to Australian operations. Our expected effective tax rate for 2006 related to North American operations reflects benefits from deductions for percentage depletion in excess of cost depletion.

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

At September 30, 2006, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

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

Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding	Forfeitures*	Grant Date	Performance Period
2006	20,697		September 12, 2006	1/1/2006-12/31/2008
2006	74,516	29,454	May 8, 2006	1/1/2006-12/31/2008
2005	7,096		September 12, 2006	1/1/2005-12/31/2007
2005	2,550		November 15, 2005	1/1/2005-12/31/2007
2005	6,460		May 23, 2005	1/1/2005-12/31/2007
2005	72,288	16,794	March 8, 2005	1/1/2005-12/31/2007
2004	8,273		September 12, 2006	1/1/2004-12/31/2006
2004	206,391	31,809	March 8, 2004	1/1/2004-12/31/2006

*	The 2006 and 2005 Plans are based on assumed forfeitures. The 2004 Plan is based on actual forfeitures.

For all three Plan Year Agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives established by the Compensation Committee of its Board of Directors. The performance payout is determined primarily by the Company’s Total Shareholder Return (“TSR”) for the period as measured against a predetermined peer group of mining and metals companies. For the 2006 and 2005 Agreements, the TSR calculated payout may be reduced by up to 50 percent in the event that the Company’s pre-tax return on net assets (“RONA”) for the incentive period falls below 12 percent. The 2004 Agreement includes a discrete performance measure and payout based on the Company’s pre-tax RONA. Additionally, the payout for both the 2005 and 2004 Agreements may be increased or reduced by up to 25 percent of the target based on management’s performance relative to the Company’s strategic objectives over the performance period as evaluated by the Compensation Committee. The final payout may vary from zero to 175 percent of the performance shares awarded for both the 2005 and 2004 Agreements subject to a maximum payout of two times the grant date price. The final payout for the 2006 Agreement varies from zero to 150 percent of the performance shares awarded.

In the third quarter of 2006, the Compensation Committee approved a pro-rata vesting of awards granted to the Company’s previous CEO in connection with his retirement on August 31, 2006. The timing and payment of the awards are determined in accordance with the terms of the Incentive Equity Plan and based on the Company’s performance for the relevant performance period. In addition, the current CEO was awarded an additional grant which represented a 100 percent increase in the amount of the 2006 Performance Share Grant.

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

Our income from continuing operations for the nine months ended September 30, 2006 includes $6.1 million in pre-tax share-based employee compensation calculated under the provisions of SFAS 123R, which compares with $5.8 million of pre-tax expense had we accounted for share-based compensation under the provisions of SFAS 123 for the comparable period.

The following table summarizes the share-based compensation expense that we recorded for continuing operations in accordance with SFAS 123R for the three-month and nine-month periods ended September 30, 2006:

	(In Millions, except EPS)
	Three Months Ended September 30 2006	Nine Months Ended September 30 2006
Administrative, selling and general expenses	$1.7	$6.1

Reduction of operating income from continuing operations before income taxes and minority interest	1.7	6.1
Income tax benefit	(.6)	(2.1)

Reduction of net income	$1.1	$4.0

Reduction of earnings per share:
Basic	$.03	$.09

Diluted	$.02	$.07

Prior to the adoption of SFAS 123R, we presented all tax benefits for actual deductions in excess of compensation expense as operating cash flows on our Statements of Condensed Consolidated Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense to be classified as financing cash flows. Accordingly, we classified $1.2 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Condensed Consolidated Cash Flows for the nine-month period ended September 30, 2006.

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

The assumptions utilized to estimate the fair value of the Agreements incorporating the Company’s relative TSR and the calculated fair values are as follows:

Plan Year	Grant Date	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value (Percent of Grant Date Market Price)
2006	9/12/2006	1.8	46.30%	4.71%	.67%	10.71%
2006	5/8/2006	2.6	46.00%	4.96%	1.04%	27.73%
2005	9/12/2006	.7	43.62%	4.73%	.67%	120.72%
2005	11/15/2005	2.1	48.36%	4.43%	.91%	130.20%
2005	5/23/2005	2.6	48.36%	3.62%	.71%	114.58%
2005	3/8/2005	2.8	48.00%	3.72%	.51%	116.81%
2004	9/12/2006	.3	45.36%	4.69%	.67%	62.96%
2004	3/8/2004	2.8	47.00%	1.94%	1.17%	60.44%

We adjusted the number of shares awarded under our share-based equity plans concurrent with our June 30, 2006 two-for-one stock split. Management has concluded that the equity anti-dilution adjustments were required and accordingly, the adjustments did not require the recognition of incremental compensation expense.

Stock option, restricted stock, deferred stock allocation and performance share activity under our Incentive Equity Plans and Non-employee Directors’ Compensation Plans are as follows:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options:
Options outstanding at beginning of year	54,268	$14.69
Granted during the period
Exercised	(37,468)	16.63
Cancelled or expired

Options outstanding at end of period	16,800	11.59	1.6	$194,712
Options exercisable at end of period	16,800	11.59	1.6	194,712

Restricted awards:
Awarded and restricted at beginning of year	193,180
Awarded during the period	162,177
Vested	(30,726)
Cancelled

Awarded and restricted at end of period	324,631		2.1

Performance shares:
Allocated at beginning of year	822,118
Awarded during the period	118,080
Issued	(202,518)
Forfeited/cancelled	(306,844)

Allocated at end of period	430,836		1.0

Directors’ retainer and voluntary shares:
Awarded at beginning of year	1,856
Awarded during the period	1,082
Issued	(2,388)

Awarded at end of period	550		.3

Reserved for future grants or awards at end of period:
Employee plans	1,334,327
Directors’ plans	86,774

Total	1,421,101

The intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $.6 million and $5.5 million, respectively.

A summary of our non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,017,154	$16.66
Granted	311,339	40.85
Vested	(273,496)	10.59
Forfeited/expired	(306,844)	5.07

Nonvested, end of period	748,153	$33.70

The total compensation cost related to non-vested awards not yet recognized is $7.9 million.

Comparable disclosures

As discussed in NOTE 2, we accounted for share-based employee compensation under SFAS 123R’s fair value method during the three-month and nine-month periods ended September 30, 2006. Prior to January 1, 2006, we accounted for share-based compensation under the provisions of SFAS 123. The following table illustrates the pro forma effect on our net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to all awards unvested for the three-month and nine-month periods ended September 30, 2005:

	(In Millions, except EPS)
	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net income as reported	$85.6	$211.5
Stock-based employee compensation:
Add expense included in reported results	2.0	8.4
Deduct fair value based method	(2.0)	(4.7)
Add (deduct) income tax		(1.3)

Pro forma net income	$85.6	$213.9

Earnings attributable to common shares:
Basic — as reported	$1.93	$4.77

Basic — pro forma	$1.93	$4.83

Diluted — as reported	$1.53	$3.81

Diluted — pro forma	$1.53	$3.85

NOTE 11 — EARNINGS PER SHARE

We present both basic and diluted EPS amounts. Basic EPS are calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the quarter. Diluted EPS are calculated by dividing net income by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(in Millions, except EPS)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$89.1	$85.6	$210.1	$211.5
Preferred stock dividends	1.4	1.4	4.2	4.2

Income applicable to common shares	$87.7	$84.2	$205.9	$207.3

Weighted average number of shares:
Basic	41.1	43.6	42.5	43.4
Employee stock plans	.5	1.0	.4	.9
Convertible preferred stock	11.3	11.2	11.3	11.2

Diluted	52.9	55.8	54.2	55.5

Earnings per common share — Basic	$2.13	$1.93	$4.84	$4.77

Earnings per common share — Diluted	$1.68	$1.53	$3.87	$3.81

We increased our quarterly common share dividend to $.125 per share from $.10 per share on May 9, 2006 and to $.10 per share from $.05 per share on July 12, 2005. Common stock repurchases reflected the settlement of 2.5 million common shares re-purchased, under a May 2006 authorization by Cliffs’ Board of Directors, at a cost of $90.1 million. On July 11, 2006, the Board of Directors authorized an additional two million common share repurchase program. As of September 30, 2006, the Company has repurchased .4 million common shares under the July 11th authorization at a cost of $15.6 million. Common stock repurchased in accordance with these programs will be accumulated as treasury shares and used for general corporate purposes.

NOTE 12 — LEASE OBLIGATIONS

The Company and its ventures lease certain mining, production and other equipment under operating and capital leases. Future minimum payments under capital leases and non-cancellable operating leases, including our share of ventures, at September 30, 2006, are expected to be:

	(In Millions)
	Company Share		Total
	Capital Leases	Operating Leases	Capital Leases	Operating Leases
2006 (October 1 - December 31)	$1.6	$5.1	$2.6	$7.2
2007	6.1	12.7	9.2	17.3
2008	4.6	9.4	7.1	11.6
2009	4.6	8.5	7.0	10.0
2010	3.7	7.2	5.6	8.6
2011 and thereafter	18.7	9.4	19.3	13.1

Total minimum lease payments	39.3	$52.3	50.8	$67.8

Amounts representing interest	9.1		10.2

Present value of net minimum lease payments	$30.2		$40.6

Total minimum lease payments include $31.5 million for capital leases and $2.4 million for operating leases associated with Portman. Our share of total minimum lease payments, $91.6 million, is comprised of our consolidated obligation of $82.6 million and our share of unconsolidated ventures’ obligations of $9.0 million, principally related to Hibbing and Wabush.

NOTE 13 — BANKRUPTCY OF CUSTOMERS

On May 1, 2006, an entity controlled by the secured noteholders of WCI acquired the steelmaking assets and business of WCI (“New WCI”). New WCI assumed the 2004 Pellet Agreement, including the obligation to cure the remaining unpaid pre-bankruptcy $4.9 million trade receivable owed to the Company by WCI plus $.9 million of subsequent pricing adjustments. During the third quarter of 2006, WCI paid $3.9 million, resulting in complete recovery of the Company’s reserve.

On March 31, 2006, Stelco emerged from protection from its creditors under the Companies’ Creditors Arrangement Act, which had been mandated by the Ontario Superior Court of Justice (the “Court”) on January 29, 2004. Pursuant to Stelco’s plan of reorganization, C$350 million of new financing was invested in Stelco. The investor required, as a condition of such financing, that Stelco be reorganized into limited — partnership operating subsidiaries, one of which was a “mining” subsidiary, HLE Mining Limited Partnership (“HLE”). By way of a consent made as of March 31, 2006, Cliffs Mining Company and Wabush Iron Co. Limited, among others, consented to the transfer of Stelco’s interest in the Wabush Joint Venture, and its subsidiaries’ shareholdings in the Hibbing and Tilden operations, to HLE. The Consent Order was conditional upon the completion of a number of items on or before June 30, 2006:

a.	the execution and delivery of a Reorganization Agreement and related documentation with respect to the joint venture operations; and

b.	Stelco’s execution and delivery of HLE’s obligations with respect to the joint ventures, and guarantees of HLE’s obligations by Stelco under its guarantee from each of the other limited partnerships into which Stelco’s other business interests were organized pursuant to the restructuring.

Stelco has been unable to complete the necessary documentation, and the participants in the Wabush Joint Venture have extended the time to October 31, 2006. If, however, the conditions are not satisfied, the Consent dictates that the consent provided therein is to be deemed not to have been given.

NOTE 14 — DISCONTINUED OPERATIONS

Cliffs’ business/consulting arrangements with C.V.G. Ferrominera Orinoco C. A. of Venezuela to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility were terminated in the third quarter of 2005. We recorded after-tax income of $.2 million and after-tax expense of $1.7 million related to this contract in the first nine months of 2006 and 2005, respectively. The amounts were recorded under “Discontinued Operations” in the Statements of Condensed Consolidated Operations.

On July 23, 2004, CAL, an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outokumpu Technology GmbH (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s HBI facility located in Trinidad and Tobago to Mittal Steel USA. Terms of the sale include a purchase price of $8.0 million plus assumption of liabilities. Mittal Steel USA closed this facility at the end of 2005. We recorded after-tax income of $.1 million and $.8 million in the first nine months of 2006 and 2005, respectively. The amounts were classified under “Discontinued Operations” in the Statements of Condensed Consolidated Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, our reports on Form 10-Q and Form 8-K as well as other publicly available information.

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

As a result of the Portman acquisition, we operate in two reportable segments: the North America segment and the Australia segment, also referred to as Portman. See NOTE 5 for a further discussion of the nature of our operations and related financial disclosures for the reportable segments.

RESULTS OF OPERATIONS

Following is a summary of our third quarter and nine month results:

	(In Millions, except EPS)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Income from continuing operations:
Amount	$89.1	$86.3	$209.8	$207.2
Per diluted share	1.68	1.54	3.86	3.74

Income (loss) from discontinued operations:
Amount		(.7)	.3	(.9)
Per diluted share		(.01)	.01	(.02)

Cumulative effect of accounting change:
Amount				5.2
Per diluted share				.09

Net income:
Amount	$89.1	$85.6	$210.1	$211.5

Per diluted share	$1.68	$1.53	$3.87	$3.81

All per-share amounts have been adjusted retroactively to reflect a June 30, 2006 two-for-one stock split. See NOTE 1 for more information.

Sales Margin

North American Iron Ore

Third quarter 2006 North American sales margin, $108.5 million, decreased $11.0 million compared with the third quarter of 2005. First nine months 2006 sales margin of $255.8 million decreased $23.4 million compared with 2005’s first nine months. The decrease in North American sales margins for the third quarter was primarily due to higher production costs, partially offset by increased pellet sales volume and higher price realizations. The decrease for the first nine months was primarily due to lower pellet sales volume and increased production costs, partially offset by higher sales price realizations. A summary is as follows:

	Sales Margin Increase (Decrease) From Last Year in Millions
	Third Quarter			Nine Months
	Rate	Volume	Total	Rate	Volume	Total
Sales revenue	$23.9	$21.1	$45.0	$89.1	$(107.4)	$(18.3)
Cost of goods sold and operating expenses	41.6	14.4	56.0	81.0	(75.9)	5.1

Sales margin	$(17.7)	$6.7	$(11.0)	$8.1	$(31.5)	$(23.4)

Sales revenue (excluding freight and venture partners’ cost reimbursements) increased $45.0 million in the quarter and decreased $18.3 million in the first nine months. The increase in the quarter was due to higher sales prices and the effect of a .4 million ton sales volume increase. The decrease in the first nine months revenue was due to the net effect of a 1.8 million ton sales volume reduction partially offset by higher sales prices. A portion of the nine-month sales volume decrease is expected to be realized in the fourth quarter as fourth-quarter sales are projected to be 6.7 million tons, compared with 6.1 million tons in 2005. The increase in sales prices of six percent in the third quarter and 10.6 percent in the first nine months primarily reflected contractual base price increases, higher term sales contract escalation factors including higher steel pricing, higher PPI, and lag year adjustments, partially offset by the impact of lower international benchmark pellet prices. Included in first nine months 2006 revenues were approximately 1.3 million tons of 2006 sales at 2005 contract prices and $19.3 million of revenue related to pricing adjustments on 2005 sales.

Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) increased $56.0 million in the quarter and $5.1 million in the first nine months. The increases primarily reflected higher unit production costs. Increased sales volume contributed to the increase in third quarter cost of sales, with the effect of lower sales volume for the nine-month period largely offsetting the increase in per-ton production costs. On a per-ton basis, cost of goods sold and operating expenses increased approximately 15 percent in the quarter and 14 percent in the first nine months, principally due to higher energy and supply pricing, higher labor costs, increased maintenance activity and lower production.

Australian Iron Ore

Third quarter 2006 Australia sales margin of $24.0 million increased $13.1 million compared with the third quarter of 2005. First nine months 2006 sales margin, $60.8 million, increased $29.0 million from 2005’s first nine months. The increase in sales margin at Portman for the third quarter and first nine months was due to higher sales prices and higher sales volume. Lower unit production costs contributed $1.8 million to the third quarter sales margin. Higher year-to-date unit production costs partially offset the improved pricing and volume for the nine-month period. A summary is as follows:

	Sales Margin Increase (Decrease) From Last Year in Millions
	Third Quarter			Nine Months
	Rate	Volume	Total	Rate	Volume (1)	Total
Sales revenue	$10.1	$9.3	$19.4	$19.0	$85.1	$104.1
Cost of goods sold and operating expenses	(1.8)	8.1	6.3	8.6	66.5	75.1

Sales margin	$11.9	$1.2	$13.1	$10.4	$18.6	$29.0

(1)	Nine month volume for 2005 only included Portman’s second and third quarter results.

Sales revenue increased $19.4 million in the third quarter and $104.1 million in the first nine months. Higher sales prices and increased sales volume contributed to the revenue increases. Portman’s sales prices include the effects of a 19 percent increase in the international benchmark price of iron ore, which was settled in the second quarter of 2006. The increase in sales volume for the nine-month period reflects the exclusion of sales prior to the March 31, 2005 acquisition.

Cost of goods sold and operating expenses increased $6.3 million in the third quarter and $75.1 million in the first nine months, compared with the respective 2005 periods. The third quarter and nine-month increases principally reflected the effect of higher volume and changes in unit production costs.

Sales margin in 2006 incorporated the Company’s basis adjustments of $9.6 million and $27.1 million for depletion and inventory step-ups in the third quarter and first nine months and $.6 million and $2.5 million of revenue reductions in the respective periods, due to foreign currency contract settlements.

Other operating income (expense)

The pre-tax earnings changes for the third quarter and first nine months of 2006 versus the comparable 2005 period also included:

•	A business interruption insurance recovery in 2005 amounting to $1.4 million in the third quarter and $12.0 million for the first nine months related to a five-week production curtailment at the Empire and Tilden mines in 2003 due to the loss of electric power as a result of flooding in the Upper Peninsula of Michigan.

•	Higher miscellaneous-net of $4.7 million in the quarter and $6.1 million for the nine-month period, primarily reflecting an increase in environmental reserves and higher business development expenses. These expenses were partially offset by higher mark-to-market currency hedging gains at Portman of $1.8 million for the nine-month period.

•	Higher administrative, selling and general expense of $2.6 million in the quarter and $4.1 million for the first nine months primarily reflecting increased outside professional services and higher executive compensation.

•	A customer bankruptcy recovery of $3.9 million in the third quarter from WCI, resulting in complete recovery of the Company’s reserve related to WCI’s 2003 bankruptcy filing. See NOTE 13.

Other income (expense)

•	Increased interest income of $1.5 million in the quarter, and $2.3 million for the first nine months is due to higher cash balances and higher interest rates.

•	Lower other-net expense of $8.0 million in the first nine months primarily reflected $9.8 million of currency hedging costs associated with the Portman acquisition in the first quarter of 2005, partially offset by $1.7 million of expense related to the accelerated write-off of debt issuance costs due to the replacement of our unsecured revolving credit facility. See NOTE 4.

Income Taxes

Our total tax provision from continuing operations for the first nine months of 2006 of $70.8 million is comprised of $53.4 million related to North American operations, primarily the U.S., and $17.4 million related to Australian operations. Our expected effective tax rate for 2006 related to North American operations of approximately 23 percent primarily reflects benefits from deductions for percentage depletion in excess of cost depletion. See NOTE 9.

PRODUCTION AND SALES VOLUME

Following is a summary of production tonnage for 2006 and 2005:

	(In Millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
North America (1)
Empire	1.1	1.3	3.6	3.7
Tilden	1.8	2.1	5.2	5.9
Hibbing	2.2	2.2	6.3	6.2
Northshore	1.3	1.3	3.8	3.7
United Taconite	1.4	1.4	3.8	3.7
Wabush	1.1	1.4	2.9	3.8

Total	8.9	9.7	25.6	27.0

Cliffs’ Share of Total	5.4	5.9	15.9	16.6

Australia (2)
Koolyanobbing	1.9	1.4	4.9	2.9
Cockatoo Island	.2	.2	.5	.3

Total	2.1	1.6	5.4	3.2

(1) Tons	are long tons of pellets of 2,240 pounds.
(2) Tonnes	are metric tons of 2,205 pounds. Portman’s 2005 totals reflect production since the acquisition.

North America

Our share of third quarter pellet production was 5.4 million tons in 2006 compared with 5.9 million tons last year. For the first nine months of 2006, our share of production was 15.9 million tons compared with 16.6 million tons last year. Production during the third quarter at Empire was lower as a result of the scheduled vacation shutdown in July. Lower production at Tilden in the third quarter was primarily due to unplanned equipment repairs. The decrease in Wabush third quarter and year-to-date production in 2006 was due to continued mining difficulties. Crude ore mining was significantly impacted by pit de-watering difficulties, which are adversely impacting production and costs. The Company and its joint venture partners are exploring options to address the Wabush issues, including additional de-watering, a manganese reduction circuit and shortening the mine life.

Two electrical explosions at the United Taconite processing plant on October 12, 2006 resulted in fatal injuries to one employee and minor injuries to two other employees. Production at the United Taconite plant was temporarily curtailed as a result of the loss of electrical power resulting from the explosions. The extent of the damage is currently being assessed and a timetable for the resumption of full production has yet to be determined. The accident is not anticipated to impact 2006 sales or deliveries, although the loss of production will result in lower pellet inventories at year end.

Pellet sales in the third quarter were 6.5 million tons in 2006 compared with 6.1 million tons in 2005 due to higher iron ore shipments. First nine months sales were 14.3 million tons compared with 16.2 million tons in the same period last year. The sales volume decrease in the first nine months primarily reflected lower consignment sales tons shipped to lower Great Lakes ports during the 2005 shipping season as a result of programmed contractual changes with customers and customers’ inventory liquidation.

Australia

Portman’s third quarter production was 2.1 million tonnes in 2006 compared with 1.6 million tonnes last year. For the first nine months of 2006, production was 5.4 million tonnes.

Sales of fines and lump ore were 1.9 million tonnes in the third quarter of 2006 compared with 1.7 million tonnes in 2005. First nine month sales were 5.2 million tonnes. The increase in sales and production in the third quarter was primarily due to the expansion of Portman’s operations.

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

In 2005, Portman secured five-year financing from its customers in China as part of its long-term supply agreements to assist with the funding of the expansion of its mining operation. The borrowings, totaling A$9.3 million at September 30, 2006, accrue interest annually at five percent. The borrowings require a A$1.0 million principal payment plus accrued interest to be made each January 31 for the next three years with the remaining balance due in full in January 2010.

At September 30, 2006, we had cash and cash equivalents of $203.2 million (including $74.5 million at Portman), $500 million of availability under the unsecured credit agreement and A$28.2 million of availability under the credit facility at Portman. At September 30, 2006, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by A$11.8 million for commitments under outstanding performance bonds at Portman.

Following is a summary of cash activity for the first nine months of 2006:

(In Millions)
Net cash provided by operating activities	$228.4
Repurchases of common stock	(105.7)
Capital expenditures	(96.7)
Dividends on common and preferred stock	(19.3)
Effect of exchange rate changes on cash	.8
Other	2.6

Increase in cash and cash equivalents from continuing operations	10.1
Cash provided by discontinued operations	.3

Increase in cash and cash equivalents	$10.4

Included in net cash from operating activities was a refund of $67.5 million from the WEPCO escrow account and pension and VEBA funding of $62.9 million.

Common stock repurchases reflected the settlement on 2.5 million common shares re-purchased under a May 2006 authorization by Cliffs’ Board of Directors. On July 11, 2006, Cliffs’ Board authorized an additional two million common share repurchase program of which .4 million shares have been repurchased as of September 30, 2006. Also, we increased our quarterly common share dividend to $.125 per share from $.10 per share on May 9, 2006 and to $.10 per share from $.05 per share on July 12, 2005.

Capital expenditures through September 30, 2006 were $96.7 million, of which $36.5 million related to Portman. Our share of capital expenditures is expected to approximate $134 million in 2006, including approximately $43 million for expansion and related activity at Portman. We expect to fund our expenditures from operations and available cash.

At September 30, 2006, there were 4.9 million tons of pellets in inventory at a cost of $179.8 million, which was 1.6 million tons, or $74.5 million, higher than December 31, 2005. Pellet inventory at September 30, 2005 was 4.0 million tons, or $137.2 million. The increase in the first nine months is due to lower sales partially offset by lower production. At September 30, 2006, Portman had .8 million tonnes of finished product inventory at a cost of $20.1 million, which was .2 million tonnes or $6.3 million higher than December 31, 2005. Finished product inventory at Portman was ..7 million tonnes, or $15.2 million at September 30, 2005.

Following is a summary of our common shares outstanding:

	2006	2005	2004
March 31	43,797,072	43,748,246	42,736,148
June 30	42,170,090	43,756,230	42,782,604
September 30	41,238,739	43,858,932	43,176,772
December 31		43,830,994	43,197,544

WISCONSIN ELECTRIC POWER COMPANY DISPUTE

Two of the Company’s mines, Tilden and Empire (the “Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It is the Mines’ contention that WEPCO’s new billing methodology is inconsistent with the terms of the parties’ contracts and a dispute has arisen between WEPCO and the Mines over the pricing issue. On September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute as provided for in their contracts with WEPCO. WEPCO filed its reply on October 8, 2005, which included a counterclaim for damages in an amount in excess of $4.1 million resulting from an alleged failure of Tilden to notify WEPCO of planned production in excess of seven million tons per year. We consider WEPCO’s counterclaim to be without merit and intend to defend the counterclaim vigorously. Pursuant to the terms of the relevant contracts, the undisputed amounts were paid to WEPCO, while the disputed amounts were deposited into an interest-bearing escrow account maintained by a bank. An interim agreement was entered into effective May 5, 2006, between WEPCO and the Mines. Under the terms of the agreement, we received a net amount of $67.5 million, representing a rebate of amounts in excess of certain contractual caps paid either to WEPCO or placed in escrow. The agreement also temporarily adjusts the billing and payment provisions of the contracts during the pendency of the arbitration, without affecting the final outcome of the dispute. As of September 30, 2006, a total of approximately $31 million remains in the escrow accounts which represents portions of WEPCO’s 2005 and 2006 billings, plus accrued interest, that remain in dispute in the arbitration.

The Mines’ power agreements with WEPCO are set to expire on December 31, 2007. In anticipation of the termination of these two power supply contracts, on September 8, 2006, the Mines filed a Complaint and Application for Emergency Relief with the Michigan Public Service Commission (the “Commission”), Case No. U-15039 (the “Application”), under which the Mines requested a special transitional rate equivalent to the midpoint between the rates payable under the current power agreements and the applicable industrial tariff rate. The Mines requested that the special transitional rate be available for ten years.

On September 28, 2006, prior to the Commission taking any action on the Application, WEPCO filed a rate case with the Commission, MPCS Case no. U-15071 (the “Rate Case”), which included an industrial rate that would be applicable to the Mines. Subsequently, on October 12, 2006, the Commission issued an Order Combining Dockets, under which the Mines’ Application was combined with WEPCO’s rate case. The Order Combining Dockets also established a nine-month schedule for the combined proceedings, with a final order to be issued in July 2007.

The Mines are currently analyzing the impact of the Rate Case and the implications with respect to the Application. At this time it is not possible to predict the outcome of the combined proceeding. Any impact from the results of the combined proceeding will not occur until 2008, when the Power Supply Contracts terminate and it is anticipated that the Mines will be on an industrial tariff.

ENVIRONMENTAL

Our environmental liabilities of $16.1 million at September 30, 2006, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, Accounting for Contingencies. Future expenditures are not discounted, and potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

The environmental liability includes our obligations related to five sites that are independent of our iron mining operations, two former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Included in the obligation are Federal and State sites where the Company is named as a PRP: the Rio Tinto mine site in Nevada, the Milwaukee Solvay site in Wisconsin and the Kipling and Deer Lake sites in Michigan. See NOTE 8 for more information.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $8.0 million and $19.5 million for the third quarter and first nine months of 2006, compared with $6.0 million and $15.5 million for the comparable 2005 periods. The increase in defined benefit pension expense for the three-month and nine-month periods was due primarily to a decrease in the discount rate. See NOTE 7 for more information.

OPEB expense totaled $2.2 million and $10.5 million for the third quarter and first nine months of 2006, compared with $2.6 million and $13.4 million for the comparable 2005 periods. The decrease in OPEB expense for the three-month and nine-month periods was due to higher expected asset returns and lower loss amortization. The higher expected asset returns are primarily due to additional VEBA contributions agreed to under the existing labor agreement with the USW. The decrease in loss amortization is due to longer amortization periods reflecting increased remaining service lives of employees.

Following is a summary of our consolidated share of defined benefit pension and OPEB funding and expense for the years 2003 through 2007:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2003	$6.4	$32.0	$17.0	$29.1
2004	63.0	23.1	30.9	28.5
2005	40.6	20.7	31.8	17.9
2006(Estimated)	49.8	26.5	35.0	14.0
2007(Estimated)	38.2	26.8	23.4	10.4

Year 2006 and 2005 OPEB expense reflect estimated cost reductions of $3.1 million and $3.6 million, respectively, due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Year 2007 estimates reflect a discount rate of six percent based on current interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

We describe our significant accounting policies, including recent accounting pronouncements in NOTE 2.

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

The rising cost of energy and supplies are important issues affecting our North American production costs. Energy costs represent approximately 23 percent of our North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our North American mining ventures consumed approximately 10.2 million mmbtu’s of natural gas and 16.2 million gallons of diesel fuel (Company share 7.2 million mmbtu’s and 10.3 million gallons of diesel fuel) in the first nine months of 2006. As of September 30, 2006, we purchased or have forward purchase contracts for 11.2 million mmbtu’s of natural gas (representing approximately 81 percent of estimated 2006 consumption) at an average price of approximately $8.50 per mmbtu and 5.3 million gallons of diesel fuel at approximately $2.29 per gallon for our North American mining ventures. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At September 30, 2006, the notional amount of the outstanding forward contracts was $64.2 million (Company share — $55.2 million), with an unrecognized fair value loss of $28.3 million (Company share — $24.1 million) based on September 30, 2006 forward rates. The contracts mature at various times through October 2007. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $3.6 million (Company share $3.1 million). For 2007, we purchased or have forward purchase contracts for 4.9 million mmbtu’s of natural gas at an average price of $8.44 per mmbtu and 7.5 million gallons of diesel fuel at $2.07 per gallon for our North American mining ventures.

Our share of the Wabush Mines operation in Canada represents approximately five percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. Since 2003, the value of the Canadian dollar rose against the U.S. dollar from $.64 U.S. dollar per Canadian dollar at the beginning of 2003 to $.89 U.S. dollar per Canadian dollar at September 30, 2006, an increase of approximately 39 percent. The average exchange rate increased to $.88 U.S. dollar per Canadian dollar in the first nine months of 2006 from an average of $.77 U.S. dollar per Canadian dollar for 2004, an increase of approximately 14 percent.

Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At September 30, 2006, Portman had outstanding A$390.1 million in the form of call options, collar options, convertible collars options and forward exchange contracts with varying maturity dates ranging from October 2006 to June 2009, and a fair value loss based on the September 30, 2006 exchange rate of A$3.0 million. A one percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately A$2.6 million and a one percent decrease would decrease the fair value and cash flow by approximately A$2.3 million.

STRATEGIC INVESTMENTS

We intend to continue to pursue investment and management opportunities to broaden our scope as a supplier of iron ore or other raw materials to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our international investments to capitalize on global demand for iron ore and steel. Our Portman acquisition is an example of our ability to expand geographically, and we intend to continue to pursue similar opportunities. In September 2006, we signed a non-binding term sheet with Centennial Asset Mining Fund LLC to purchase 100 percent of the shares of Centennial Amapa. Centennial Amapa owns 30 percent of the Amapa Project, a Brazilian iron ore project consisting of a significant iron ore deposit, a 192-kilometer railway and 71 hectares of real estate property on the banks of the Amazon River for the development of an iron ore terminal. The project is currently under construction and is expected to produce 6.5 million tonnes of direct-reduction-grade pellet feed annually once fully operational. Under the non-binding term sheet, Cliffs would purchase 100 percent of the shares of Centennial Amapá for US$133 million. Cliffs would provide technical support for the construction and operation of the Amapá Project and MMX would provide corporate and institutional support services. It is anticipated that approximately $275 million in future capital will be required for the Amapá Project. Pursuant to the term sheet, Cliffs would be responsible for 30 percent of non-financed future capital. Closing is subject to completion of due diligence, completion of project financing and negotiation and execution of definitive documents for the transaction, as well as approval of Cliffs’ Board of Directors.

We will also continue to investigate opportunities to expand our leadership position in the North American iron ore market. In the event of any future acquisitions or joint-venture opportunities, we may consider using available liquidity or other sources of funding to make investments. In addition, we will strive to continuously improve iron ore pellet quality and develop alternative metallic products, through such investments as the Mesabi Nugget Project.

Mesabi Nugget Project

Our contribution to the Mesabi Nugget Project (“Project”) to-date has totaled $6.5 million ($.2 million in 2006 and $1.0 million in 2005), including significant contributions of in-kind facilities and services. The Company’s Board of Directors authorized $60 million in capital expenditures for the project, subject to the Project obtaining non-recourse financing for its capital requirements in excess of equity investments made by the Project participants and the Project participants reaching mutually agreed upon terms. Steel Dynamics has agreed to participate in the Project subject to the same qualifications. Our equity interest in the venture is expected to be approximately 33 percent. Included in our Board’s authorization is $31 million for construction and operation of the commercial nugget plant, $25 million to expand the Northshore concentrator to provide the iron ore concentrate, and $4.4 million for railroad improvements to transport the concentrate. The participants are in the process of finalizing the venture agreements. The initiative to secure non-recourse project financing is continuing.

PolyMet Mining, Inc

On September 14, 2006, the Company through its wholly owned subsidiary, Cliffs Erie LLC, entered into a Letter of Intent with PolyMet with respect to the sale of certain owned or leased real property, various mining, railroad and service facilities formerly owned by LTVSMC and associated permits. The property includes, but is not limited to, a 120-car rail fleet, locomotive fueling and railway maintenance buildings, railway track and rights, an administration building, pumphouses, pipelines, power lines and support equipment.

OUTLOOK

Although the full effect of the United Taconite accident has yet to be determined, Cliffs-managed North American pellet production is expected to approximate 34 million tons, with our share representing approximately 21 million tons in 2006. Portman’s 2006 production volume is expected to be 7.5 million tonnes, reflecting the capacity expansion.

Our forecast of total year 2006 North American sales is expected to be approximately 21 million tons, reflecting higher inventories at North American steel plants, the shut down of Mittal Steel USA’s Weirton blast furnace and a programmed 2005 contractual change that modified and reduced consignment tonnage. The loss of production due to the United Taconite accident is not expected to impact 2006 sales or deliveries, but will result in lower inventories at year end. Revenue per ton for pellets is expected to increase approximately nine percent to $64.21 per ton for full year 2006.

Portman full-year 2006 sales are estimated to be 7.4 million tonnes. Revenue per tonne for 2006 is expected to increase approximately 17 percent to $48.62 per tonne due to benchmark price settlements, changes in sales mix, purchase accounting adjustments related to currency hedges in place at the acquisition, and changes in exchange rate.

Our total 2006 North American unit production costs are expected to increase approximately 11 percent from the 2005 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $42.65 per ton. The cost increase principally reflects increased energy and supply pricing, higher labor costs, increased maintenance activity and lower production, including the estimated effect of fourth quarter production losses at United Taconite. Any insurance recoveries will not be recognized until realized. Portman’s unit production costs are expected to increase approximately five percent from 2005, as Portman operating cost increases are expected to be partially offset by a reduction in our purchase accounting adjustments.

We expect the positive financial results we have generated over the past several years to continue into 2007. Our solid and sustainable business fundamentals combined with our international diversification positions Cliffs to continue providing enhanced value to our shareholders over the long term.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Mines’ power agreements with WEPCO are set to expire on December 31, 2007. In anticipation of the termination of these two power supply contracts, on September 8, 2006, the Mines filed a Complaint and Application for Emergency Relief with the Michigan Public Service Commission (the “Commission”), Case No. U-15039 (the “Application”), under which the Mines requested a special transitional rate equivalent to the midpoint between the rates payable under the current power agreements and the applicable industrial tariff rate. The Mines requested that the special transitional rate be available for ten years.

On September 28, 2006, prior to the Commission taking any action on the Application, WEPCO filed a rate case with the Commission, MPCS Case no. U-15071 (the “Rate Case”), which included an industrial rate that would be applicable to the Mines. Subsequently, on October 12, 2006, the Commission issued an Order Combining Dockets, under which the Mines’ Application was combined with WEPCO’s rate case. The Order Combining Dockets also established a nine-month schedule for the combined proceedings, with a final order to be issued in July 2007.

The Mines are currently analyzing the impact of the Rate Case and the implications with respect to the Application. At this time it is not possible to predict the outcome of the combined proceeding. Any impact from the results of the combined proceeding will not occur until 2008, when the Power Supply Contracts terminate and it is anticipated that the Mines will be on an industrial tariff.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Due to an administrative error the Company overstated the number of its common shares, par value $.25 per share (the “Common Shares”), by 176 Common Shares, sold to employees during the quarter ended June 30, 2006 pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”) in its previous Form 10-Q. The Company sold a total of 152 shares of Common Shares for an aggregate consideration of $5,879.69 to the Company in the second quarter of 2006.

On July 14, August 15, and September 15, 2006, pursuant to the VNQDC Plan, the Company sold a total of 147 shares of Common Shares to two managerial employees for an aggregate consideration of $6,449.55 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by these employees under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2006	238,800		38.0761	238,800	2,000,000
August 1 - 31, 2006	219,800		35.8718	219,800	1,780,200
September 1 - 30, 2006	210,187	(3)	36.8157	167,500	1,612,700

Total	668,787		36.9555	626,100	1,612,700

(1)	On May 9, 2006 the Company received the approval by the Board of Directors to repurchase up to an aggregate of 2,500,000 shares on a post-split basis of the Company’s outstanding common stock. The share transactions reported for July, 2006 were initiated in late June and settled after July 1, 2006. These transactions completed this repurchase authorization.
(2)	On July 11, 2006 the Company received the approval by the Board of Directors to repurchase up to an additional aggregate of 2,000,000 shares of the Company’s outstanding common stock.
(3)	On September 5, 2006, the Company acquired 42,687 shares from an employee in connection with a distribution from the Company’s Voluntary Non-qualified Deferred Compensation Plan to satisfy tax withholding obligations.

Item 6. Exhibits

(a) List of Exhibits-Refer to Exhibit Index on page 59.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date: October 26, 2006	By	/s/ Donald J. Gallagher
Donald J. Gallagher
President—North American Iron Ore, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Exhibit
31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of October 26, 2006	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, President-North American Iron Ore, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of October 26, 2006	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of October 26, 2006	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Donald J. Gallagher, President-North American Iron Ore, Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of October 26, 2006	Filed Herewith