Form 10-Q
period 2007-03-31
CLEVELAND CLIFFS INC
filed 2007-06-08
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  ☐    NO  ☒

As of June 7, 2007, there were 41,020,105 Common Shares (par value $.25 per share) outstanding.

PART I – FINANCIAL INFORMATION
Page No.

2	Definitions

3	Explanatory Note

Item 1 – Financial Statements

4	Statements of Unaudited Condensed Consolidated Operations Three Months Ended March 31, 2007 and 2006

5	Statements of Condensed Consolidated Financial Position March 31, 2007 (unaudited) and December 31, 2006

7	Statements of Unaudited Condensed Consolidated Cash Flows Three Months Ended March 31, 2007 and 2006

8	Notes to Unaudited Condensed Consolidated Financial Statements

22	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

37	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

37	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

39	Item 1 – Legal Proceedings

39	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

40	Item 6 – Exhibits

40	Signature

41	Exhibit Index

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

Abbreviation or acronym	Term
Amapa	MMX Amapa Mineracao Limitada
APBO	Accumulated other postretirement benefit obligation
AEPA	Australian Environmental Protection Authority
Centennial Amapa	Centennial Asset Participacoes S.A.
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFO	Chief Financial Officer
Cockatoo Island	Cockatoo Island Joint Venture
Dofasco	Dofasco Inc
Consent Order	Administrative Order by Consent
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
Hibbing	Hibbing Taconite Company
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBTU	Million Million British Thermal Units
MMX	MMX Minercao e Metalicos S.A.
NDEP	Nevada Department of Environmental Protection
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
Portman	Portman Limited
PRP	Potentially responsible party
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Stelco	Stelco Inc.
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
United Taconite	United Taconite LLC
USW	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

Explanatory Note

On May 25, 2007, the Company filed its annual report on SEC Form 10-K for the year ended December 31, 2006. The report was delayed until the completion of a comprehensive review of the Company’s application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in relation to its long-term North American pellet supply agreements. The Company’s filing of its SEC Form 10-Q for the period ended March 31, 2007 was delayed until after the SEC Form 10-K was filed.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts) Three Months Ended March 31
	2007	2006
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$266.2	$244.5
Freight and venture partners’ cost reimbursements	59.3	61.9

	325.5	306.4
COST OF GOODS SOLD AND OPERATING EXPENSES	(263.7)	(251.0)

SALES MARGIN	61.8	55.4
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	2.2	2.6
Administrative, selling and general expenses	(14.2)	(9.8)
Miscellaneous - net	(4.9)	(2.0)

	(16.9)	(9.2)

OPERATING INCOME	44.9	46.2
OTHER INCOME (EXPENSE)
Gain on sale of assets to PolyMet	.5	.3
Interest income	5.3	4.3
Interest expense	(1.0)	(1.0)
Other - net	.8	.2

	5.6	3.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	50.5	50.0
INCOME TAX EXPENSE	(13.5)	(9.9)
MINORITY INTEREST (net of tax $1.9 and $1.0)	(4.5)	(2.4)

INCOME FROM CONTINUING OPERATIONS	32.5	37.7
INCOME FROM DISCONTINUED OPERATIONS (net of tax $.1)		.2

NET INCOME	32.5	37.9
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)

INCOME APPLICABLE TO COMMON SHARES	$31.1	$36.5

EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$.77	$.84

EARNINGS PER COMMON SHARE - BASIC	$.77	$.84

EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$.62	$.69

EARNINGS PER COMMON SHARE - DILUTED	$.62	$.69

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	40,608	43,698
Diluted	52,177	55,362

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31 2007	December 31 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118.8	$351.7
Trade accounts receivable - net	23.0	28.3
Receivables from associated companies	9.6	4.0
Product inventories	279.5	150.3
Work in process inventories	67.3	50.6
Supplies and other inventories	67.9	77.5
Deferred and refundable taxes	9.7	9.7
Derivative assets	37.0	32.9
Other	81.5	77.3

TOTAL CURRENT ASSETS	694.3	782.3
PROPERTIES	1,152.4	1,107.3
Allowances for depreciation and depletion	(244.7)	(222.4)

NET PROPERTIES	907.7	884.9
OTHER ASSETS
Long-term receivables	42.3	43.7
Prepaid pensions - salaried	1.4	2.2
Deferred income taxes	106.2	107.0
Deposits and miscellaneous	95.9	83.7
Investments in ventures	136.3	7.0
Marketable securities	27.5	28.9

TOTAL OTHER ASSETS	409.6	272.5

TOTAL ASSETS	$2,011.6	$1,939.7

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION—(Continued)

	(In Millions)
	March 31 2007	December 31 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$103.7	$139.0
Accrued employment costs	39.7	48.0
Other postretirement benefits	18.1	18.3
Accrued expenses	26.9	28.1
Income taxes	23.3	29.1
State and local taxes	19.4	25.6
Environmental and mine closure obligations	8.2	8.8
Payables to associated companies	1.8	3.4
Deferred revenue	84.3	62.6
Other	16.4	12.0

TOTAL CURRENT LIABILITIES	341.8	374.9
PENSIONS	140.4	140.4
OTHER POSTRETIREMENT BENEFITS	132.4	139.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	96.6	95.1
DEFERRED INCOME TAXES	121.4	117.9
REVOLVING CREDIT FACILITY	50.0
OTHER LIABILITIES	78.4	68.5

TOTAL LIABILITIES	961.0	935.8
MINORITY INTEREST	100.2	85.8
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES	172.3	172.3
SHAREHOLDERS’ EQUITY
Common Shares - par value $.25 a share
Authorized - 112,000,000 shares;
Issued - 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	100.1	103.2
Retained earnings	1,096.7	1,078.5
Cost of 26,286,352 Common Shares in treasury (2006 - 23,196,698 shares)	(283.2)	(282.8)
Accumulated other comprehensive loss	(152.3)	(169.9)

TOTAL SHAREHOLDERS’ EQUITY	778.1	745.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,011.6	$1,939.7

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions) Three Months Ended March 31
	2007	2006
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$32.5	$37.9
Less: Income from discontinued operations		(.2)

Income from continuing operations	32.5	37.7
Depreciation and amortization	20.7	13.3
Minority interest	4.5	2.4
Share-based compensation	.2	(5.1)
Environmental and closure obligations	.7	(3.3)
Deferred income taxes	(3.7)	(2.9)
Excess tax benefit from share-based compensation	(3.5)	(.5)
Pensions and other postretirement benefits	(2.0)	3.3
(Gain) loss on sale of assets	(1.0)	.1
Derivatives and currency hedging	(.9)	(1.7)
Changes in operating assets and liabilities:
Sales of marketable securities		9.9
Product inventories	(129.2)	(95.9)
Other	(15.5)	37.4

Net cash used by operating activities	(96.6)	(5.3)
INVESTING ACTIVITIES
Investment in ventures	(135.6)	(3.0)
Purchase of property, plant and equipment	(32.6)	(40.3)
Purchase of marketable securities	(10.5)
Other investments	(5.7)
Proceeds from sale of assets	1.1	.5

Net cash used by investing activities	(183.3)	(42.8)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	50.0
Excess tax benefit from share-based compensation	3.5	.5
Contributions by minority interest	1.2	1.1
Proceeds from stock options exercised	.1
Common Stock dividends	(5.1)	(4.4)
Repurchases of Common Stock	(2.2)
Preferred Stock dividends	(1.4)	(1.4)
Repayment of capital lease obligations	(.9)	(2.2)
Repayment of other borrowings	(.8)	(.7)

Net cash from (used by) financing activities	44.4	(7.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.6	(1.1)

CASH USED BY CONTINUING OPERATIONS	(232.9)	(56.3)
CASH FROM DISCONTINUED OPERATIONS - OPERATING		.2

DECREASE IN CASH AND CASH EQUIVALENTS	(232.9)	(56.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351.7	192.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118.8	$136.7

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Cleveland-Cliffs’ Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries, including:

Name	Location	Ownership Interest
Empire	Michigan	79.0%
Tilden	Michigan	85.0
United Taconite	Minnesota	70.0
Northshore	Minnesota	100.0
Portman	Western Australia	80.4

All material intercompany accounts are eliminated in consolidation.

Investments in ventures on the Statements of Unaudited Condensed Consolidated Financial Position include our 30 percent equity investment in Amapa (see NOTE 4 – SEGMENT REPORTING), our 26.83 percent equity interest in Wabush and related entities that we do not control, which are carried at the lower of cost or market. Our 23 percent equity interest in Hibbing, an unincorporated joint venture in Minnesota, is a net liability and accordingly is classified as Other liabilities. Portman’s 50 percent non-controlling interest in Cockatoo Island, which is also recorded as a net liability, is classified as Other current liabilities.

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

First quarter North American sales revenue is not indicative of our full-year revenues due to winter shipping constraints on the Great Lakes.

NOTE 2 – ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our North American term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value until the product is consumed and the amounts are settled as an adjustment to revenue. Revenue in the first quarter of 2007 included $1.3 million of unfavorable mark-to-fair value adjustments to derivative instruments related to 2006 sales. Revenue in the first quarter of 2006 included $5.3 million of favorable mark-to-fair value adjustments related to 2005 sales. Revenue from product sales in the first quarter includes reimbursement for freight charges ($12.2 million in 2007 and $17.5 million in 2006) paid on behalf of customers and cost reimbursements ($47.1 million in 2007 and $44.4 million in 2006) from venture partners for their share of North American mine costs.

Deferred Revenue

Two of our North American customers purchased and paid for a total of 1.2 million tons of pellets in December 2006 under terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles as a result of the customers limited on-site storage availability. At the request of the customers, the ore was not delivered until the spring shipping season when they could accommodate the inventory at their facilities. First-quarter 2007 revenues included $13.6 million related to the shipment of .3 million tons of pellets from the stockpiles.

Additionally, one of our North American pellet supply agreements includes bi-monthly installments equaling 1/24th of the total purchase value of the calendar-year nomination. Revenue on this contract is recognized when title has transferred upon shipment of pellets. Installment amounts received in excess of shipments at March 31, 2007 totaled $35.3 million, which was recorded as Deferred revenue on the Statements of Condensed Consolidated Financial Position.

Derivative Financial Instruments

Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options, designated as cash flow hedges, to hedge its foreign currency exposure for a portion of its sales receipts denominated in United States currency. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. At March 31, 2007, Portman had outstanding $308.2 million in the form of call options, collar options, convertible collars and forward exchange contracts with varying maturity dates ranging from April 2007 to September 2009, and a fair value loss of $12.5 million based on the March 31, 2007 exchange rate. We had $7.8 million and $6.3 million of hedge contracts recorded as Derivative assets on the March 31, 2007 and December 31, 2006 Statements of Condensed Consolidated Financial Position, respectively. We also had $8.2 million and $3.6 million of hedge contracts recorded as long-term assets as Deposits and miscellaneous on the Statements of Condensed Consolidated Financial Position at March 31, 2007 and December 31, 2006, respectively. Hedge contracts payable totaling $3.4 million were included in Accounts payable at March 31, 2007 on the Statements of Condensed Consolidated Financial Position. Changes in fair value for highly effective hedges are recorded as a component of Accumulated other comprehensive loss on the Statements of Condensed Consolidated Financial Position. In the first quarter of 2007 and 2006, ineffectiveness resulting in losses of $1.8 million and $1.3 million, respectively, were charged to Miscellaneous-net on the Statements of Unaudited Condensed Consolidated Operations.

Certain supply agreements with one customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative instrument and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $9.6 million and $16.0 million in the first quarter 2007 and 2006 respectively as Iron Ore revenues in the Statements of Unaudited Condensed Consolidated Operations related to changes in fair value. Derivative assets, representing the fair value of the pricing provision, were $29.2 million and $26.6 million on the March 31, 2007 and December 31, 2006 Statements of Condensed Consolidated Financial Position, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of this Statement on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of this Interpretation reduced our retained earnings on January 1, 2007 by $7.7 million to increase reserves for uncertain tax positions.

In September 2006, FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim periods. This FSP is effective for fiscal years beginning after December 15, 2006. Retrospective application is required unless it is impracticable. We have evaluated the provisions of this Staff Position and have determined that adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 3 – DEBT AND REVOLVING CREDIT FACILITY

On June 23, 2006, we entered into a five-year unsecured credit agreement with a syndicate of 16 financial institutions. The facility provides $500 million in borrowing capacity under a revolving credit line, with no specific maturities; borrowings are drawn with a choice of interest rates and maturities, subject to the term of the agreement. As of March 31, 2007, borrowings under the facility totaled $50 million. The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent based on debt and earnings, or (2) the prime rate. Per the terms of the credit agreement, we are required to deliver the quarterly financial statements to the lenders within 60 days of fiscal quarter-end. On May 23, 2007, we received a waiver extending the reporting requirement for our first quarter 2007 financial statements to June 30, 2007.

During the fourth quarter of 2006, Portman reduced its A$40 million multi-option credit facility to A$11.8 million, which represented the outstanding commitments under performance bonds. At March 31, 2007, the outstanding commitments were A$13.3 million. In April 2007, Portman negotiated a new A$40 million multi-option credit facility. The new facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia.

NOTE 4 – SEGMENT REPORTING

We are organized into operating and reporting segments based upon geographic location: North America, Australia (primarily consisting of Portman) and Latin America. The North America segment, comprised of our mining interests in the United States and Canada, represented approximately 69 percent, and 80 percent of our consolidated revenues for the three-month periods ended March 31, 2007 and March 31, 2006 respectively. The Australia segment, comprised primarily of Portman in Western Australia, represented approximately 31 percent and 20 percent of our consolidated revenues for the respective periods. The Latin America segment is comprised of our 30 percent Amapa interest in Brazil, which is in the development stage. There are no intersegment revenues.

The North America segment is comprised of our interests in six iron ore mining operations in Michigan, Minnesota and Eastern Canada. We manufacture 13 grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steelmaking process. Each of the mines has crushing, concentrating and pelletizing facilities used in the production process. We sell the majority of our pellets to integrated steel companies in the United States and Canada, using a single sales force.

The Australia segment includes Portman’s production facilities at the Koolyanobbing operations and its 50 percent equity interest in a joint venture at Cockatoo Island producing lump ore and direct shipping fines for our customers in China and Japan. The Koolyanobbing operation has crushing and screening facilities used in the production process. Production is fully committed to steel companies in China and Japan through 2009.

The Latin America segment includes our interest in Amapa which we acquired on March 5, 2007. Our investment represents a 30 percent interest in Amapa, a Brazilian company developing an iron ore project (Amapa Project), through the acquisition of 100 percent of the shares of Centennial Amapa. The remaining 70 percent of the Amapa Project is owned by MMX Mineracao e Metallicos S.A., which is providing corporate and institutional support, while we will supply technical support for construction and operations. The purchase price for our 30 percent interest was $133.3 million, paid with cash on hand. Total capital expenditures are estimated to be $357 million, approximately $268 million will be funded with project debt, of which we guarantee our 30 percent share until the project meets certain performance criteria. Capital contributions of $89.3 million were paid by Cliffs and MMX in April 2007 to fund the project; Cliffs’ 30 percent share was $26.8 million. We may be responsible for 30 percent of any additional capital contributions.

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

The following table presents a summary of our segments for the three-month periods ended March 31, 2007 and 2006 based on the current reporting structure.

	(In Millions)
	Three Months Ended March 31
	2007	2006
Revenues from product sales and services:
North America	$225.2	$246.2
Australia	100.3	60.2

Total revenues from product sales and services	$325.5	$306.4

Segment operating income:
North America	$38.0	$47.8
Australia	20.9	7.5
Latin America	(1.4)	(.3)

Segment operating income	57.5	55.0
Unallocated corporate expenses	(12.6)	(8.8)
Other income (expense)	5.6	3.8

Income from continuing operations before income taxes and minority interest	$50.5	$50.0

Depreciation, depletion and amortization:
North America	$9.6	$6.4
Australia	11.1	6.9

Total depreciation, depletion and amortization	$20.7	$13.3

Capital additions:
North America	$29.6	$20.9
Australia	1.1	14.8

Total capital additions	$30.7 *	$35.7 *

*	There were $1.9 and $5.6 million of Australian non-cash capital additions at March 31, 2007 and 2006, respectively.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2007	December 31, 2006
Segment assets:
North America	$1,049.0	$1,154.0
Australia	829.3	785.7
Latin America	133.3

Total assets	$2,011.6	$1,939.7

NOTE 5 – COMPREHENSIVE INCOME

Following are the components of comprehensive income for the three-month periods ended March 31, 2007 and 2006:

	(In Millions)
	Three Months Ended March 31,
	2007	2006
Net income	$32.5	$37.9
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities - net of tax	(.9)	5.5
Foreign currency translation	12.8	(9.3)
Amortization of net periodic benefit cost, net of tax	2.9
Unrecognized gain (loss) on derivative financial instruments	2.8	(.3)

Total other comprehensive income (loss)	17.6	(4.1)

Total comprehensive income	$50.1	$33.8

NOTE 6 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The components of defined benefit pension and OPEB expense for the three-month periods ended March 31, 2007 and 2006 were as follows:

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$2.7	$2.5	$.4	$.6
Interest cost	10.0	9.4	3.8	4.0
Expected return on plan assets	(11.8)	(10.6)	(2.5)	(2.0)
Amortization:
Prior service costs (credits)	.9	.6	(1.4)	(1.4)
Net actuarial losses	3.4	3.7	2.1	2.6
Transition asset		(.5)

Net periodic benefit cost	$5.2	$5.1	$2.4	$3.8

NOTE 7 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $104.8 million and $103.9 million at March 31, 2007 and December 31, 2006, respectively, of which $8.2 million was classified as current. Payments in the first three months of 2007 were $1.0 million (2006 - $4.6 million). Following is a summary of the obligations:

	(In Millions)
	March 31, 2007	December 31, 2006
Environmental	$12.5	$13.0
Mine closure
LTVSMC	27.8	28.2
Operating mines	64.5	62.7

Total mine closure	92.3	90.9

Total environmental and mine closure obligations	$104.8	$103.9

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $12.5 million and $13.0 million at March 31, 2007, and December 31, 2006, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, Accounting for Contingencies. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

The environmental liability includes our obligations related to four sites that are independent of our iron mining operations, two former iron ore-related sites, two leased land sites where we are lessor and miscellaneous remediation obligations at our operating units. Three of these sites are Federal and State sites where we are named as a PRP: the Rio Tinto mine site in Nevada and the Kipling and Deer Lake sites in Michigan.

Rio Tinto

The Rio Tinto Mine site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the NDEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company.

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

Portman

On May 14, 2007, the AEPA published a study in which they recommended the establishment of “A class reserves” for the protection of certain allegedly environmentally sensitive areas of Western Australia. Some of the proposed A class reserves overlap with mining tenements granted to Portman (the “Overlapping Areas”). The AEPA study has been submitted to the Minister for the Environment and Heritage.

Portman originally received governmental approval to mine in the Overlapping Areas in June 2003. Since that time, Portman has met all applicable environmental requirements. Although we are currently reviewing the study and the effects of the designation of the Overlapping Areas as A class reserves, such categorization would be likely to have a material effect on Portman’s operations. It is unknown at this time whether the Minister for the Environment and Heritage will accept the recommendations of the AEPA. If the recommendations of the AEPA are accepted, Portman will challenge any such decision.

Mine Closure

The mine closure obligation of $92.3 million and $90.9 million includes the accrued obligations at March 31, 2007 and December 31, 2006, respectively, for a closed operation formerly known as LTVSMC, for our four consolidated North American operating mines and for Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $27.8 million at March 31, 2007, as a result of expenditures totaling $22.2 million since 2001 ($.4 million in the first three months of 2007).

The accrued closure obligation for our active mining operations of $64.5 million and $62.7 million at March 31, 2007 and December 31, 2006, respectively, provides for contractual and legal obligations associated with the eventual closure of the mining operations. The following summarizes our asset retirement obligation liability:

	(In Millions)
	March 31, 2007	December 31, 2006
Asset retirement obligation at beginning of year	$62.7	$52.5
Accretion expense	1.8	5.8
Revision in estimated cash flows		4.4

Asset retirement obligation at end of period	$64.5	$62.7

NOTE 8 – INCOME TAXES

Our total tax provision from continuing operations for the first quarter of 2007 of $13.5 million is comprised of $6.8 million related to North American operations, primarily the United States and $6.7 million related to Australian operations. Our expected effective tax rate for 2007 reflects United States benefits from deductions for percentage depletion in excess of cost depletion.

At March 31, 2007, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken in a tax return). This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The effects of applying this interpretation resulted in a decrease of $7.7 million to retained earnings as of January 1, 2007. At January 1, 2007, we had $15.6 million of unrecognized tax benefits recorded in Other Liabilities on the Statements of Condensed Consolidated Financial Position, of which $15.5 million, if recognized, would impact the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $7.2 million of accrued interest relating to the unrecognized tax benefits. During the three months ended March 31, 2007, there were no significant changes in unrecognized tax benefits, nor do we anticipate any significant changes within the next twelve months.

Tax years that remain subject to examination are years 2003 and forward for the United States, 1993 and forward for Canada and 1994 and forward for Australia.

NOTE 9 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended March 31,
	2007	2006
Net income	$32.5	$37.9
Preferred stock dividends	1.4	1.4

Income applicable to common shares	$31.1	$36.5

Weighted average number of shares:
Basic	40.6	43.7
Employee stock plans	.3	.4
Convertible preferred stock	11.3	11.3

Diluted	52.2	55.4

Earnings per common share - Basic	$.77	$.84

Earnings per common share - Diluted	$.62	$.69

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2007, are expected to be:

	(In Millions)
	Capital Leases	Operating Leases
2007 (April 1 - December 31)	$4.1	$7.7
2008	3.9	8.9
2009	3.8	8.4
2010	3.3	7.6
2011	3.3	7.4
2012 and thereafter	16.8	2.1

Total minimum lease payments	35.2	$42.1

Amounts representing interest	8.2

Present value of net minimum lease payments	$27.0

Total minimum lease payments of $77.3 million include $32.6 million for capital leases and $2.4 million for operating leases associated with our Australia segment.

NOTE 11 – SUBSEQUENT EVENT

On June 6, 2007, we entered into an agreement providing for the sale of our 26.8 percent interest in the Wabush Mines Joint Venture. Under the agreement, Consolidated Thompson Iron Mines Ltd. (traded on the Toronto Stock Exchange-venture under the symbol CLM) would acquire the 71.4 percent of Wabush owned directly or indirectly by the Company (26.8 percent) and Stelco (44.6 percent) for cash plus warrants for the purchase of CLM common shares and the assumption by CLM of employee and asset retirement obligations. Our share of the proceeds would be $24.1 million in cash and approximately 1.1 million warrants entitling us to purchase CLM shares at CAD$5.10 per share for a two-year period.

As part of the transaction, we would enter into an agreement whereby CLM would sell approximately .7 million tons of pellets to us annually from 4.8 million tons of expected annual Wabush production from the date of the closing through December 31, 2009. In 2006, Wabush produced 4.1 million tons of pellets with our share totaling 1.1 million tons.

Dofasco, a subsidiary of Mittal Steel Company N.V., holds the remaining 28.6 percent of Wabush. The acceptance of CLM’s offer by the Company and Stelco triggers a 90-day right of first refusal option by Dofasco under terms of the joint venture agreement.

Completion of the transaction is subject to a number of other conditions, including receipt of requisite regulatory approval and the execution of definitive agreements. Closing would occur shortly after a Dofasco waiver is executed or expiration of its 90-day purchase option. We expect to record a gain upon completion of the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on SEC Form 10-K for the year ended December 31, 2006 as well as other publicly available information.

OVERVIEW

Cleveland-Cliffs Inc is the largest producer of iron ore pellets in North America. We sell substantially all of our pellets to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 37.0 million tons of iron ore pellet production annually, representing approximately 46 percent of the current total North American pellet production capacity. The other iron ore mines in the U.S. and Canada have an aggregate rated capacity of 44.1 million tons. Based on our percentage ownership in the mines we operate, our share of the rated pellet production capacity is currently 22.9 million tons annually, representing approximately 28 percent of total North American annual pellet capacity. We are organized into operating segments based upon geographic location: North America , Australia (primarily consisting of Portman) and Latin America. See NOTE 4 – SEGMENT REPORTING for a further discussion of the nature of our operations and related financial disclosures for the reportable segments.

Growth Strategy

The Portman acquisition represented a significant milestone in our long-term strategy to pursue investment and management opportunities to broaden our scope as a supplier of iron ore or other raw materials to the integrated steel industry through the acquisition of additional mining interests to strengthen our market position. We are particularly focused on expanding our investments to capitalize on global demand for steel, iron ore and coal. Future acquisitions or joint-venture opportunities will be funded from operating cash flow, our revolving credit facility, or other sources of funding.

Amapa

On March 5, 2007, we acquired a 30 percent interest in Amapa, a Brazilian company developing an iron ore project (Amapa Project), through the acquisition of 100 percent of the shares of Centennial Amapa. The remaining 70 percent of the Amapa Project is owned by MMX Mineracao e Metallicos S.A., which is providing corporate and institutional support, while we will supply technical support for construction and operations. The purchase price for our 30 percent interest was $133.3 million, paid with cash on hand. Total capital expenditures are estimated to be $357 million, of which approximately $268 million will be funded with project debt. Capital contributions of $89.3 million were paid by Cliffs and MMX in April 2007 to fund the project; Cliffs’ 30 percent share was $26.8 million. We may be responsible for 30 percent of additional capital contributions.

The Amapa Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapa Project is currently under construction and is expected to produce 6.5 million tonnes of iron ore concentrate annually once fully operational. Iron ore concentrate is expected to be sold, pursuant to a long-term supply agreement, to an owner-operator of an iron oxide pelletizing plant in the Kingdom of Bahrain. Production is expected to begin in late 2007.

Sonoma

On April 18, 2007, we completed the acquisition of an effective 45 percent interest in Sonoma, a Queensland, Australia joint venture, for the development of a coal mine and washplant. As of May 3, 2007, we invested $15.6 million toward the purchase of mining tenements and $19.4 million toward the construction of a washplant. We will operate and own 100 percent of the washplant and 8.3 percent of the mining leases, resulting in a 45 percent economic interest in Sonoma.

Sonoma is expected to initially produce two million tonnes of marketable coal annually, beginning in late 2007. Production from Sonoma will include an approximately equal mix of hard coking coal and thermal coal. Plans call for annual production of between three million and four million tonnes during 2008. Sonoma has a current resource estimate of 107 million tonnes.

RESULTS OF OPERATIONS

Summary

Revenues from product sales and services for the first quarter of 2007 increased $19.1 million, to a first-quarter record of $325.5 million, approximately six percent higher than the same period last year.

Net income for the first quarter of 2007 was $32.5 million, or $.62 per diluted share, compared with $37.9 million, or $.69 per diluted share for the same period last year.

The $5.4 million decrease in net income reflects higher income taxes, $3.6 million, and increased income allocable to minority interest, $2.1 million, partially offset by a $.5 million increase in income from continuing operations before income taxes and minority interest. The increase in income taxes and minority interest income were largely due to the improved results from our 80.4 percent interest in Portman, which is subject to a higher effective tax rate than North America. In addition, the first quarter 2006 included a $2.3 million prior period tax credit related to 2005. The $.5 million increase in pre-tax earnings primarily reflected higher Portman sales margins, $14.7 million, partially offset by lower North American sales margin, $8.3 million, and higher administrative selling and general expenses, $4.4 million.

Sales Margin

North American Iron Ore

First quarter 2007 North American sales margin, $37.3 million, decreased $8.3 million compared with the first quarter of 2006. The decrease in sales margin was primarily due to decreased pellet sales volume, partially offset by higher sales price realizations. A summary is as follows:

	Sales Margin Increase (Decrease) From Last Year
	Rate	Volume	Total
Sales revenue	$9.8	$(28.2)	$(18.4)
Cost of goods sold and operating expenses	11.1	(21.2)	(10.1)

Sales margin	$(1.3)	$(7.0)	$(8.3)

Sales revenue (excluding freight and venture partners’ cost reimbursements) of $165.9 million on 2.5 million tons in the first quarter of 2007, was $18.4 million lower than the same period in 2006, due primarily to the effect of a .5 million ton sales volume decrease. First quarter North American sales revenue is not indicative of our full-year revenues due to winter shipping constraints on the Great Lakes. First-quarter shipments in 2007 included .3 million tons of the 1.2 million tons of pellets purchased in upper Great Lakes stockpiles and paid for by customers in December 2006. Sales prices increased six percent in the first quarter 2007 versus first-quarter 2006, primarily reflecting changes in customer mix and the net impact from several contractual price-adjustment factors. Included in first quarter 2007 revenues were 1.5 million tons of 2007 sales at 2006 contract prices. We recorded $2.5 million of unfavorable revenue adjustments related to 2006 sales in the first quarter of 2007, including $1.3 million of mark-to-fair value adjustments of derivative instruments.

Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) of $128.6 million in the first quarter of 2007, decreased $10.1 million compared to the same quarter in 2006, primarily reflecting lower sales volume, $21.2 million partially offset by higher production costs, $11.1 million. On a per-ton basis, cost of goods sold and operating expenses increased approximately 10 percent for the quarter, principally due to higher energy and supply usage and higher maintenance costs.

Australian Iron Ore

First quarter 2007 Australia sales margin of $24.5 million increased $14.7 million compared with the first quarter of 2006. The increase in sales margin was due to higher sales prices and volume, partially offset by higher production costs. A summary is as follows:

	Sales Margin Increase From Last Year
	Rate	Volume	Total
Sales revenue	$21.2	$18.9	$40.1
Cost of goods sold and operating expenses	9.6	15.8	25.4

Sales margin	$11.6	$3.1	$14.7

Sales revenue of $100.3 million on 1.9 million tonnes in the first quarter of 2007, was $40.1 million higher than the same period in 2006, due primarily to higher sales prices, $21.2 million and the effect of a .4 million ton sales volume increase, $18.9 million. Sales revenue in the first quarter of 2007 increased 27 percent, reflecting the impact of the 9.5 percent increase in 2007 iron ore prices versus the 2006 price settlement of 19 percent, which did not occur until the second quarter and therefore was not reflected in our 2006 first quarter results.

Cost of goods sold and operating expenses of $75.8 in the first quarter of 2007, increased $25.4 million compared to the same quarter in 2006, primarily reflecting the effects of higher volume, $15.8 million and increased unit production costs, $9.6 million.

Other operating income (expense)

The pre-tax earnings changes for the first quarter of 2007 versus the comparable 2006 period also included:

•

Higher administrative, selling and general expense of $4.4 million primarily reflecting increased outside professional service fees of $2.5 million related to our expanding business and higher legal fees of $1.4 million related to increased litigation.

•

Higher miscellaneous-net of $2.9 million in the quarter primarily reflecting higher business development expenses of $2.0 million and increased mark-to-fair value currency hedging losses at Portman of $.5 million.

Other income (expense)

•	Higher interest income of $1.0 million due to higher average cash balances and higher average interest rates.

Income Taxes

Our total tax provision from continuing operations for the first quarter of 2007 of $13.5 million is comprised of $6.8 million related to North American operations, primarily the United States, and $6.7 million related to Australian operations. Our effective tax rate for 2007 related to continuing operations is approximately 27 percent. The effective rate primarily reflected the combination of the statutory 30 percent rate on Australian earnings and reductions from the United States statutory rates primarily due to deductions for percentage depletion in excess of cost depletion.

PRODUCTION AND SALES VOLUME

Following is a summary of production tonnage for 2007 and 2006:

	(In Millions)
	First Quarter		Full Year
	2007	2006	2007*	2006
North America (1)
Empire	1.2	1.2	4.9	4.9
Tilden	1.4	1.7	7.7	6.9
Hibbing	1.2	2.0	7.5	8.3
Northshore	1.3	1.3	5.1	5.1
United Taconite	1.2	1.0	5.2	4.3
Wabush	1.1	.8	4.8	4.1

Total	7.4	8.0	35.2	33.6

Cliffs’ Share of Total	4.8	5.1	22.1	20.8

Australia (2)
Koolyanobbing	1.8	1.2	7.8	7.0
Cockatoo Island	.1	.1	.6	.7

Total	1.9	1.3	8.4	7.7

*	Estimate
(1)	Long tons of pellets of 2,240 pounds.
(2)	Metric tons of 2,205 pounds. Cockatoo production reflects our 50 percent share.

North America

Production at Tilden during the first quarter was lower as a result of scheduled equipment repairs. In late February 2007, Hibbing was forced to shut down production operations due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The operation resumed limited production in late March, with full production in early April. The production loss totaled approximately ..8 million tons (Company share .2 million tons), requiring us to reduce our 2007 Hibbing production estimates. We recorded $1.5 million of idle costs related to the plant shutdown in Cost of Goods Sold and Operating Expenses in the Statements of Condensed Consolidated Operations in the first quarter 2007. During the plant shutdown numerous maintenance and plant clean-up activities were performed to minimize any production interruptions for the balance of the year. Production at Wabush was higher than the same period in 2006 as a result of pit design improvements to mitigate dewatering issues. We reinitiated construction activity to restart an idled pellet furnace at the Northshore facility that will increase capacity by approximately .8 million tons of pellets annually, beginning in the first quarter of 2008.

North American pellet sales in the first quarter were 2.5 million tons in 2007 compared with 2.9 million tons in 2006. First quarter shipments are not indicative of full-year sales volume due to winter shipping constraints on the Great Lakes. Also included in first quarter 2007 sales were .3 million tons of shipments from the 1.2 million tons of pellets that were purchased in upper Great Lakes stockpiles and paid for by customers in December 2006.

Australia

Portman’s first quarter production was 1.9 million tonnes in 2007 compared with 1.3 million tonnes last year. Sales of fines and lump ore were 1.9 million tonnes in the first quarter of 2007 compared with 1.5 million tonnes in 2006. The increase in sales and production primarily reflected the completion of the two-million-tonne per annum expansion project at Koolyanobbing in late 2006.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash and cash equivalents of $118.8 million, primarily consisting of $107.1 million at Portman. In addition, we had $450 million of availability under the unsecured credit agreement.

Following is a summary of cash activity for the first three months of 2007:

(In Millions)
Investment in Amapa	$(133.3)
Net cash used by operating activities	(96.6)
Capital expenditures	(32.6)
Purchase of marketable securities	(10.5)
Other investments	(5.7)
Borrowings under revolving credit facility	50.0
Other	(4.2)

Decrease in cash and cash equivalents	$(232.9)

At March 31, 2007, there were 6.1 million tons of pellets in North American inventory at a cost of $256.4 million, which was 2.3 million tons, or $126.9 million higher than December 31, 2006. North American pellet inventory at March 31, 2006 was 5.4 million tons, or $204.3 million. The increased inventory in the first quarter compared to December 31, 2006, reflects winter shipping constraints on the Great Lakes. At March 31, 2007 Portman had $23.1 million, or .9 million tonnes of finished product inventory, which was $2.3 million higher on the same number of tonnes at December 31, 2006 and $12.4 million, or .4 million tonnes higher than at March 31, 2006.

Capital expenditures through March 31, 2007 were $32.6 million, of which $3.0 million related to Portman. We currently anticipate that cash used for investments and capital expenditures is expected to approximate $160 million for Amapa and $96 million for Sonoma. The $160 million Amapa investment is comprised of the $133 million initial investment in March and $27 million of additional capital contributions in April 2007. Our share of remaining Amapa construction expenditures of approximately $80 million will be financed with project debt, which we guarantee our share until the project meets certain performance criteria. Capital expenditures at our North American and Portman operations are estimated to be $123 million. We expect to fund our expenditures from available cash, current operations and borrowings under our credit facility.

On June 23, 2006, we entered into a five-year unsecured credit agreement with a syndicate of 16 financial institutions. The facility provides $500 million in borrowing capacity under a revolving credit line, with no scheduled maturities; borrowings are drawn with a choice of interest rates and maturities, subject to the term of the agreement. As of March 31, 2007, borrowings under the facility totaled $50 million.

The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent based on debt and earnings, or (2) the prime rate. Per the terms of the credit agreement, we are required to deliver the quarterly statements to the lenders within 60 days of fiscal quarter-end. On May 23, 2007, we received a waiver extending the reporting requirement for our first quarter 2007 financial statements to June 30, 2007.

During the fourth quarter of 2006, Portman reduced its A$40 million multi-option credit facility to A$11.8 million, which represented the outstanding commitments under performance bonds. At March 31, 2007, the outstanding commitments were A$13.3 million. Portman has negotiated a new A$40 million multi-option credit facility, which was completed in April 2007. The new facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia.

Following is a summary of our common shares outstanding:

	2007	2006
March 31	41,025,412	43,797,072
June 30		42,170,090
September 30		41,238,739
December 31		40,905,350

We increased our quarterly common share dividend to $.125 per share from $.10 per share on May 9, 2006. On July 11, 2006, the Board of Directors authorized a two million common share repurchase program. With the exception of $2.2 million of shares repurchased in December 2006 and subsequently settled in January 2007, there were no common stock repurchases in the first quarter of 2007.

WISCONSIN ELECTRIC POWER COMPANY DISPUTE

Two of our mines, Tilden and Empire (the “Mines”), currently purchase their electric power from WEPCO pursuant to the terms of special contracts specifying prices based on WEPCO’s “actual costs”. Effective April 1, 2005, WEPCO unilaterally changed its method of calculating the energy charges to the Mines. It was the Mines’ contention that WEPCO’s new billing methodology was inconsistent with the terms of the parties’ contracts and on September 20, 2005, the Mines filed a Demand for Arbitration with the American Arbitration Association with respect to the dispute. Pursuant to the terms of the relevant contracts, disputed amounts were deposited into an interest-bearing account maintained by a bank. An interim agreement was entered into effective May 5, 2006, between WEPCO and the Mines. Under the terms of the agreement, we received a net amount of $67.5 million, representing a rebate of amounts in excess of certain contractual caps paid either to WEPCO or placed in escrow. The agreement also temporarily adjusted the billing and payment provisions of the contracts during the pendency of the arbitration, without affecting the final outcome of the dispute. As of December 31, 2006, a total of approximately $32 million remained in the escrow accounts which represented a portion of WEPCO’s 2005 and 2006 billings, plus accrued interest. On May 3, 2007, the Mines and WEPCO settled their dispute. Under the terms of the Settlement Agreement and Release (the “Settlement”), the Mines received $32.5 million from escrow and paid $9.0 million to WEPCO. Additionally, WEPCO paid the Mines a rebate for over-the-cap payments of $2.6 million. As a result of the settlement, we will recognize a $10.3 million pre-tax gain in the second quarter of 2007. In addition, under the Settlement, the Mines will be billed for electric service from April 1, 2007 at the same rate as provided in the interim agreement. Upon termination of the special contracts on December 31, 2007, the Mines will be subject to the then applicable tariffs approved by the Michigan Public Service Commission.

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

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $5.2 million for the first quarter of 2007, compared with $5.1 million for the first quarter of 2006. See NOTE 6 – PENSION AND OTHER POSTRETIREMENT BENEFITS for additional information.

OPEB expense totaled $2.4 million for the first quarter of 2007, compared with $3.8 million for the comparable 2006 period. The decrease in OPEB expense was due to higher expected asset returns and lower loss amortization. The higher expected asset returns are primarily due to additional VEBA contributions under the existing labor agreement with the USW. The decrease in loss amortization is due to longer amortization periods reflecting increased remaining service lives of employees.

Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2006 through 2008:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2006	40.7	23.0	30.3	9.8
2007 (Estimated)	32.4	20.7	23.6	6.7
2008 (Estimated)	37.6	16.5	24.6	4.6

Year 2006 OPEB expense included estimated cost reductions of $3.1 million due to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Year 2007 and 2008 estimates reflect a discount rate of 5.75 percent based on current interest rates.

NEW ACCOUNTING STANDARDS

Refer to Recent Accounting Pronouncements in NOTE 2 – ACCOUNTING POLICIES.

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

The rising cost of energy and supplies are important issues affecting our North American production costs. Energy costs represent approximately 25 percent of our North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our North American mining ventures consumed approximately 3.7 million mmbtu’s of natural gas and 6.6 million gallons of diesel fuel (Company share 2.8 million mmbtu’s and 4.2 million gallons of diesel fuel) in the first quarter of 2007. As of March 31,

2007, we purchased or have forward purchase contracts for 3.5 million mmbtu’s of natural gas (representing approximately 37 percent of estimated 2007 consumption) at an average price of $8.39 per mmbtu and 12.2 million gallons of diesel fuel at $2.09 per gallon for our North American mining ventures.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At March 31, 2007, the notional amount of the outstanding forward contracts was $55.7 million (Company share — $51.1 million), with an unrecognized fair value net gain of $1.9 million (Company share — $2.1 million) based on March 31, 2007 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $5.8 million (Company share $5.3 million).

Our share of pellets produced at the Wabush Mines operation in Canada represents approximately six percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation. Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to Miscellaneous – net on the Statements of Condensed Consolidated Operations. At March 31, 2007, Portman had $308.2 million outstanding in the form of call options, collar options, convertible collars options and forward exchange contracts with varying maturity dates ranging from April 2007 to September 2009, and a fair value loss based on the March 31, 2007 exchange rate of $12.5 million. A one percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $2.3 million and a one percent decrease would decrease the fair value and cash flow by approximately $2.0 million.

SUBSEQUENT EVENT

On June 6, 2007, we entered into an agreement providing for the sale of our 26.8 percent interest in the Wabush Mines Joint Venture. Under the agreement, Consolidated Thompson Iron Mines Ltd. (traded on the Toronto Stock Exchange-venture under the symbol CLM) would acquire the 71.4 percent of Wabush owned directly or indirectly by the Company (26.8 percent) and Stelco (44.6 percent) for cash plus warrants for the purchase of CLM common shares and the assumption by CLM of employee and asset retirement obligations. Our share of the proceeds would be $24.1 million in cash and approximately 1.1 million warrants entitling us to purchase CLM shares at CAD$5.10 per share for a two-year period.

As part of the transaction, we would enter into an agreement whereby CLM would sell approximately .7 million tons of pellets to us annually from 4.8 million tons of expected annual Wabush production from the date of the closing through December 31, 2009. In 2006, Wabush produced 4.1 million tons of pellets with our share totaling 1.1 million tons.

Dofasco, a subsidiary of Mittal Steel Company N.V., holds the remaining 28.6 percent of Wabush. The acceptance of CLM’s offer by the Company and Stelco triggers a 90-day right of first refusal option by Dofasco under terms of the joint venture agreement.

Completion of the transaction is subject to a number of other conditions, including receipt of requisite regulatory approval and the execution of definitive agreements. Closing would occur shortly after a Dofasco waiver is executed or expiration of its 90-day purchase option. We expect to record a gain upon completion of the transaction.

OUTLOOK

Despite the plant shutdown at Hibbing that reduced our production by .8 million tons (Company share .2 million tons) in the first quarter, Cliffs-managed 2007 North American pellet production is expected to approximate 35 million tons, with our share representing approximately 22 million tons. Portman’s 2007 production volume is expected to be 8.4 million tonnes, which includes .6 million tonnes from Cockatoo Island.

Our North American sales for 2007 are expected to be approximately 22 million tons. The loss of production due to the basin freeze-up at Hibbing is not expected to impact 2007 sales, but will result in lower inventories at year end. North American revenue per ton (excluding freight and venture partners’ cost reimbursements) for pellets is expected to increase approximately two percent for the full year 2007.

Our total 2007 North American unit production costs are expected to increase approximately two percent from the 2006 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $48.17 per ton. The relatively lower projected unit production cost increase, compared with the most recent year’s 13 percent increase is primarily the result of lower stripping and process fuel usage offset by higher energy and supply pricing and increased maintenance activity.

Portman full-year 2007 sales are expected to be 8.2 million tonnes. Revenue per tonne for 2007 is expected to increase approximately six percent primarily reflecting benchmark price settlements.

Portman’s unit production costs are expected to increase approximately eight percent from the 2006 cost of goods sold and operating expenses of $36.93 per tonne, primarily due to higher contract labor.

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

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For a discussion of the factors , including but not limited to, those that could adversely affect our actual results and performance, see “Risk Factors” in Part I – Item 1A in our Annual Report on Form 10-K for the year-ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in the Management’s Discussion and Analysis section of this report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were not effective given the material weakness discussed below as of the date of the evaluation conducted by our CEO and CFO.

We did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training to consistently perform independent secondary reviews and to appropriately interpret and apply complex accounting standards. This was evidenced by the number of adjustments noted during the year-end closing process including the assessment that our previous interpretation and related documentation of the revenue recognition criteria for collect and hold transactions was not appropriate. This material weakness, if not remediated, has the potential to cause a material misstatement in the future.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2006.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Northshore Administrative Permit Amendment Appeal and Related Litigation. On December 16, 2006, we submitted an administrative permit amendment application to MPCA with respect to Northshore’s Title V operating permit. The proposed amendment requested the deletion of a 30 year old “control city” monitoring requirement. The MPCA denied our application on February 23, 2007. We have appealed the denial to the Minnesota Court of Appeals.

Subsequent to the filing of our appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. Without conceding MPCA’s allegations, we have since entered into discussions with the MPCA with respect to the terms of a compliance schedule in which we would agree to take certain actions in settlement of the alleged violation. Discussions with the MPCA are currently ongoing. If either our appeal is unsuccessful or if we are unable to negotiate an acceptable compliance schedule, Northshore could be subject to future enforcement actions by the MPCA with respect to its Title V permit if we are unable to meet the control city requirement as interpreted by MPCA.

On May 18, 2007, the Minnesota Center for Environmental Advocacy (“MCEA”) filed a motion with the Court of Appeals to intervene in our appeal of the denial of an administrative amendment to our Title V operating permit. The MCEA’s motion was granted by the Court of Appeals on June 7, 2007. We do not anticipate that the intervention by the MCEA will significantly impact the appeals process.

On May 29, 2007, we received a Notice of Intent to Sue from the Save Lake Superior Association and the Sierra Club (the “Notice”) regarding alleged violation of the control city permit term. Any litigation must be brought at least sixty days after the date of the Notice under the Clean Air Act, which permits citizens to sue to enjoin violations of an emission standard or limitation or to seek penalties for violations. We intend to vigorously defend any litigation brought by the Save Lake Superior Association, the Sierra Club, or any other citizen suit.

Sons of Gwalia. On June 6, 2007, Portman received a summons of examination from the Supreme Court of Western Australia. The summons of examination was issued on May 16, 2007, in an ex parte proceeding brought by the administrators for the Sons of Gwalia Ltd (the “Sons of Gwalia”). The summons of examination provides the administrators with the ability to perform certain pre-trial discovery. Portman has been in discussions with the Sons of Gwalia Ltd. over their claims that the Sons of Gwalia are entitled to a royalty on certain mining tenements located in the Mt. Jackson mining area. Portman and the Sons of Gwalia have been unable to come to a negotiated agreement and it is anticipated that the Sons of Gwalia will eventually file a lawsuit. We intend to vigorously defend any litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On January 16, 2007 and February 13, 2007, pursuant to the Cleveland-Cliffs Inc VNQDC Plan, the Company sold a total of 3,273 shares of common stock, par value $.25 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $178,086.83 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two officers and two mine managers under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1-31, 2007	45,000		48.3873	45,000	1,247,700
February 1 - 28, 2007	-		-	-	1,247,700
March 1 - 31, 2007	10,487	(2)	57.4100	-	1,247,700

Total	55,587		50.0926	45,000	1,247,700

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of two million shares of the Company’s outstanding common stock. The share transactions reported for January, 2007 were initiated in late December, 2006 and settled after January 1, 2007.

(2)

On March 12, 2007 the Company acquired 10,487 shares from an employee in connection with a vesting of restricted stock on March 10, 2007. The shares were repurchased to satisfy the tax withholding obligations of that employee.

Item 6.	Exhibits

(a) List of Exhibits-Refer to Exhibit Index on page 41.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date:	June 8, 2007	By	/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Exhibit

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of June 8, 2007

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President and Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of June 8, 2007

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of June 8, 2007

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President and Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of June 8, 2007

Filed Herewith