Form 10-Q
period 2007-06-30
CLEVELAND CLIFFS INC
filed 2007-08-03
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer   X   Accelerated filer        Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO   X

As of July 31, 2007, there were 41,018,451 Common Shares (par value $.25 per share) outstanding.

Page No.

2	Definitions

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
3	Statements of Unaudited Condensed Consolidated Operations Three and Six Months Ended June 30, 2007 and 2006

4	Statements of Condensed Consolidated Financial Position June 30, 2007 (unaudited) and December 31, 2006

6	Statements of Unaudited Condensed Consolidated Cash Flows Six Months Ended June 30, 2007 and 2006

7	Notes to Unaudited Condensed Consolidated Financial Statements

24	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

41	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

41	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

43	Item 1 – Legal Proceedings

44	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

46	Item 4 – Submission of Matters to a Vote of Security Holders

47	Item 6 – Exhibits

48	Signature

49	Exhibit Index

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

Abbreviation or acronym	Term
Amapa	MMX Amapa Mineracao Limitada
APBO	Accumulated other postretirement benefit obligation
AEPA	Australian Environmental Protection Authority
Asia-Pacific	Cliffs Asia-Pacific Holdings Pty Limited
Centennial Amapa	Centennial Asset Participacoes S.A.
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFO	Chief Financial Officer
Cliffs Erie	Cliffs Erie L.L.C.
Cockatoo Island	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBTU	Million Million British Thermal Units
MMX	MMX Mineracao e Metalicos S.A.
NDEP	Nevada Department of Environmental Protection
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
PinnOak	PinnOak Resources, LLC
Portman	Portman Limited
PPI	Producers Price Indices
PRP	Potentially responsible party
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Stelco	Stelco Inc.
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
TSX-Venture	Toronto Stock Exchange - Venture Exchange
United Taconite	United Taconite LLC
USW	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
REVENUES FROM PRODUCT SALES AND SERVICES
Iron ore	$474.6	$420.2	$740.8	$664.7
Freight and venture partners' cost reimbursements	73.0	66.0	132.3	127.9

	547.6	486.2	873.1	792.6
COST OF GOODS SOLD AND OPERATING EXPENSES	(418.0)	(357.5)	(681.7)	(608.5)

SALES MARGIN	129.6	128.7	191.4	184.1
OTHER OPERATING INCOME (EXPENSE)
Casualty recoveries	3.2		3.2
Royalties and management fee revenue	4.0	3.0	6.2	5.6
Administrative, selling and general expenses	(18.7)	(13.3)	(32.9)	(23.1)
Miscellaneous - net	(2.2)	(2.0)	(7.1)	(4.0)

	(13.7)	(12.3)	(30.6)	(21.5)

OPERATING INCOME	115.9	116.4	160.8	162.6
OTHER INCOME (EXPENSE)
Interest income	4.6	3.5	9.9	7.8
Interest expense	(2.1)	(.8)	(3.1)	(1.8)
Other - net	(1.2)	(1.3)	.1	(.8)

	1.3	1.4	6.9	5.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	117.2	117.8	167.7	167.8
INCOME TAX EXPENSE	(25.8)	(29.6)	(39.3)	(39.5)
MINORITY INTEREST (net of tax)	(4.5)	(5.2)	(9.0)	(7.6)

INCOME FROM CONTINUING OPERATIONS	86.9	83.0	119.4	120.7
INCOME FROM DISCONTINUED OPERATIONS (net of tax)		.1		.3

NET INCOME	86.9	83.1	119.4	121.0
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)	(2.8)	(2.8)

INCOME APPLICABLE TO COMMON SHARES	$85.5	$81.7	$116.6	$118.2

EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$2.10	$1.91	$2.87	$2.73
Discontinued operations				.01

EARNINGS PER COMMON SHARE - BASIC	$2.10	$1.91	$2.87	$2.74

EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.66	$1.53	$2.29	$2.19
Discontinued operations				.01

EARNINGS PER COMMON SHARE - DILUTED	$1.66	$1.53	$2.29	$2.20

WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	40,772	42,720	40,690	43,209
Diluted	52,332	54,445	52,254	54,899

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30 2007	December 31 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129.3	$351.7
Trade accounts receivable - net	45.3	28.3
Receivables from associated companies	26.1	4.0
Product inventories	309.3	150.3
Work in process inventories	61.5	50.6
Supplies and other inventories	73.4	77.5
Deferred and refundable taxes	16.0	9.7
Derivative assets	48.2	32.9
Other	65.6	77.3

TOTAL CURRENT ASSETS	774.7	782.3
PROPERTIES	1,191.2	1,107.3
Allowances for depreciation and depletion	(268.1)	(222.4)

NET PROPERTIES	923.1	884.9
OTHER ASSETS
Long-term receivables	40.9	43.7
Prepaid pensions - salaried	2.1	2.2
Deferred income taxes	104.7	107.0
Deposits and miscellaneous	85.9	83.7
Investments in ventures	230.7	7.0
Marketable securities	58.9	28.9

TOTAL OTHER ASSETS	523.2	272.5

TOTAL ASSETS	$2,221.0	$1,939.7

See notes to unaudited condensed consolidated financial statements.

	(In Millions)
	June 30 2007	December 31 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$114.1	$139.0
Accrued employment costs	44.0	48.0
Other postretirement benefits	18.2	18.3
Accrued expenses	38.4	28.1
Income taxes payable	16.8	29.1
State and local taxes payable	25.7	25.6
Environmental and mine closure obligations	7.8	8.8
Payables to associated companies	1.8	3.4
Deferred revenue	37.0	62.6
Other	18.8	12.0

TOTAL CURRENT LIABILITIES	322.6	374.9
PENSION OBLIGATIONS	141.3	140.4
OTHER POSTRETIREMENT BENEFITS	128.7	139.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	98.7	95.1
DEFERRED INCOME TAXES	129.0	117.9
REVOLVING CREDIT FACILITY	125.0
OTHER LIABILITIES	82.8	68.5

TOTAL LIABILITIES	1,028.1	935.8
MINORITY INTEREST	120.5	85.8
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE
PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES	172.3	172.3
SHAREHOLDERS’ EQUITY
Common Shares - par value $.25 a share Authorized - 112,000,000 shares; Issued - 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	101.3	103.2
Retained earnings	1,177.1	1,078.5
Cost of 26,291,653 Common Shares in treasury (2006 - 26,406,414 shares)	(283.2)	(282.8)
Accumulated other comprehensive loss	(111.9)	(169.9)

TOTAL SHAREHOLDERS' EQUITY	900.1	745.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,221.0	$1,939.7

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions, Brackets Indicate Cash Decrease) Six Months Ended June 30
	2007	2006
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$119.4	$121.0
Less: Income from discontinued operations		(.3)

Income from continuing operations	119.4	120.7
Deferred income taxes	(10.7)	1.2
Derivatives and currency hedging	(5.7)	(20.5)
Excess tax benefit from share-based compensation	(3.9)	(1.2)
Gain on sale of assets	(.3)	(.3)
Depreciation and amortization	42.4	30.3
Minority interest	9.0	7.6
Share-based compensation	3.2	(4.8)
Environmental and closure obligations	2.0	(1.0)
Pensions and other postretirement benefits	1.1	(.2)
Other	4.8	1.8
Changes in operating assets and liabilities:
Sales of marketable securities		9.9
Purchases of marketable securities		(3.7)
Product inventories	(159.0)	(127.2)
Other	(40.0)	79.8

Net cash from (used by) operating activities	(37.7)	92.4
INVESTING ACTIVITIES
Investment in ventures	(223.7)	(6.4)
Purchase of property, plant and equipment	(46.2)	(62.9)
Purchase of marketable securities	(36.0)
Proceeds from sale of assets	1.8	1.6

Net cash used by investing activities	(304.1)	(67.7)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	165.0
Excess tax benefit from share-based compensation	3.9	1.2
Contributions by minority interest	1.5	1.2
Proceeds from stock options exercised	.1	.6
Repayment under revolving credit facility	(40.0)
Common Stock dividends	(10.2)	(9.9)
Preferred Stock dividends	(2.8)	(2.8)
Repurchases of Common Stock	(2.2)	(81.0)
Repayment of capital lease obligations	(1.6)	(2.2)
Repayment of other borrowings	(.8)	(.8)
Issuance costs of revolving credit		(1.0)

Net cash from (used by) financing activities	112.9	(94.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6.5	.5

CASH USED BY CONTINUING OPERATIONS	(222.4)	(69.5)
CASH FROM DISCONTINUED OPERATIONS - OPERATING		.3

DECREASE IN CASH AND CASH EQUIVALENTS	(222.4)	(69.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351.7	192.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129.3	$123.6

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Cleveland-Cliffs’ Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries, including:

Name	Location	Ownership Interest
Empire	Michigan	79.0%
Tilden	Michigan	85.0
United Taconite	Minnesota	70.0
Northshore	Minnesota	100.0
Portman	Western Australia	80.4

Intercompany accounts are eliminated in consolidation.

Investments in ventures on the Statements of Condensed Consolidated Financial Position include our 30 percent equity interest in Amapa, a Limitada located in Brazil, our 26.83 percent equity interest in Wabush, an unincorporated joint venture located in Canada, our 45 percent effective interest in Sonoma, a joint venture located in Australia, and related entities that we do not control, which are carried at the lower of cost or market. Our 23 percent equity interest in Hibbing, an unincorporated joint venture in Minnesota, is recorded as a net liability and accordingly is classified as Other liabilities. Portman’s 50 percent non-controlling interest in Cockatoo Island, which is also recorded as a net liability, is classified as Other current liabilities.

Investments in joint ventures in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of equity income (if any) is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in unconsolidated ventures.

The following table presents the detail of our Investments in ventures on the Statements of Condensed Consolidated Financial Position.

	(In Millions)
Location	June 30, 2007	December 31, 2006
Amapa	$160.1	$
Sonoma	56.7
Wabush	10.1		5.3
Other	3.8		1.7

Total	$230.7		$7.0

On June 6, 2007, we entered into an agreement providing for the sale of our interest in Wabush. Under the agreement, Consolidated Thompson Iron Mines Ltd. (traded on the TSX—Venture Exchange under the symbol CLM) would acquire the 71.4 percent of Wabush owned directly or indirectly by the Company (26.8 percent) and Stelco (44.6 percent) for cash plus warrants for the purchase of CLM common shares and the assumption by CLM of employee and asset retirement obligations. Our share of the proceeds would be $24.1 million in cash and approximately 1.1 million warrants, entitling us to purchase CLM shares at C$5.10 per share for a two-year period.

As part of the transaction, we would enter into an agreement whereby CLM would sell approximately .7 million tons of pellets to us annually from 4.8 million tons of expected annual Wabush production from the date of the closing through December 31, 2009. In 2006, Wabush produced 4.1 million tons of pellets with our share totaling 1.1 million tons.

Dofasco, a subsidiary of ArcelorMittal, holds the remaining 28.6 percent of Wabush. The notification to Dofasco of the acceptance of CLM’s offer by the Company and Stelco on June 8, 2007, triggered a 90-day right of first refusal option by Dofasco under terms of the Wabush joint venture agreement.

Completion of the transaction is subject to a number of other conditions, including receipt of requisite regulatory approval and the execution of definitive agreements. Closing would occur shortly after a Dofasco waiver is executed or expiration of its 90-day purchase option.

NOTE 2 – ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified provisions of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our North American term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value until the product is consumed and the amounts are settled as an adjustment to revenue. Revenue in the second quarter and first six months of 2007 included $.4 million and $1.7 million, respectively, of unfavorable mark-to-fair value adjustments on derivative instruments related to 2006 sales. Revenue in the second quarter and first six months of 2006 included $9.0 million and $14.3 million, respectively, of favorable mark-to-fair value adjustments on derivative instruments related to 2005 sales. Revenue from product sales in the second quarter included reimbursement for freight charges ($21.1 million in 2007 and $19.6 million in 2006) paid on behalf of customers and cost reimbursements ($51.9 million in 2007 and $46.4 million in 2006) from venture partners for their share of North American mine costs. Revenue from product sales in the first six months included reimbursement for freight charges ($33.3 million in 2007 and $37.1 million in 2006) paid on behalf of customers and cost reimbursements ($99.0 million in 2007 and $90.8 million in 2006) from venture partners for their share of the first half North American mine costs.

Deferred Revenue

Two of our North American customers purchased and paid for 1.2 million tons of pellets in December 2006 under terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles as a result of the customers’ limited on-site storage availability. At the request of the customers, the ore was not delivered until 2007. During the first half of 2007, the 1.2 million tons of stockpiled ore was delivered to the customers, resulting in the recognition of $62.6 million as Revenues from product sales and services on the Statements of Condensed Consolidated Operations.

Additionally, the terms of one of our North American pellet supply agreements require bi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. Revenue from this supply agreement is recognized when title has transferred upon shipment of pellets. Installment amounts received in excess of shipments at June 30, 2007 totaled $36.6 million, which was recorded as Deferred revenue on the Statements of Condensed Consolidated Financial Position.

Derivative Financial Instruments

Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options, designated as cash flow hedges, to hedge its foreign currency exposure for a portion of its sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. At June 30, 2007, Portman had $228.5 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collars and forward exchange contracts with varying maturity dates ranging from July 2007 to September 2009, and a fair value gain of $20.9 million based on the June 30, 2007 exchange rate. We had $14.9 million and $6.3 million of hedge contracts recorded as Derivative assets on the June 30, 2007 and December 31, 2006 Statements of Condensed Consolidated Financial Position, respectively. We also had $6.0 million and $3.6 million of hedge contracts recorded as long-term assets as Deposits and miscellaneous on the Statements of Condensed Consolidated Financial Position at June 30, 2007 and December 31, 2006, respectively. Changes in fair value for highly effective hedges are recorded as a component of Accumulated other comprehensive loss on the Statements of Condensed Consolidated Financial Position. In the first six months of 2007 and 2006, ineffectiveness resulted in a loss of $2.3 million and a gain of $.4 million, respectively, which were recorded in Miscellaneous-net on the Statements of Condensed Consolidated Operations.

Certain supply agreements with one customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative instrument and is required to be accounted for separately from the base contract price. The supplemental revenue is recognized at the point of sale on an estimated basis. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $20.0 million and $32.9 million in the second quarter of 2007 and 2006, respectively, and $29.6 million and $48.9 million in the first six months of 2007 and 2006, respectively, as Iron Ore revenues in the Statements of Condensed Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing provision, were $33.3 million and $26.6 million, respectively, on the June 30, 2007 and December 31, 2006 Statements of Condensed Consolidated Financial Position.

Share-Based Compensation

On March 13, 2007, the Compensation and Organization Committee of the Board of Directors of the Company approved a grant of performance shares and retention units under our 2007 ICE Plan to key management employees including the named executive officers for the performance period 2007-2009. The 2007 ICE Plan was approved by the shareholders at our 2007 Annual Meeting on July 27, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of this Interpretation reduced our retained earnings on January 1, 2007 by $7.7 million to increase reserves for uncertain tax positions.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim periods. This FSP is effective for fiscal years beginning after December 15, 2006. Retrospective application is required unless it is impracticable. Adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 3 – DEBT AND REVOLVING CREDIT FACILITY

In June 2006, we entered into a five-year unsecured credit facility with a syndicate of 16 financial institutions. The facility provides $500 million in borrowing capacity under a revolving credit line, with no specific maturities; borrowings are drawn with a choice of interest rates and maturities, subject to the term of the agreement. The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either, (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent based on debt and earnings or (2) the prime rate. Borrowings outstanding under the facility totaled $125 million as of June 30, 2007. As of June 30, 2007, we were in compliance with the covenants in the credit agreement.

On July 26, 2007, we entered into an unsecured, 364-day credit agreement to fund a portion of the purchase price for our acquisition of 100 percent of PinnOak. The facility provides $150 million in borrowing capacity under a revolving credit line with no specific maturities; borrowings are drawn with a choice of interest rates and maturities, subject to the terms of the agreement.

Portman is party to a A$40 million multi-option credit facility, which was finalized in April 2007. The facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia. At June 30, 2007, the outstanding commitments were A$12.4 million. As of June 30, 2007, Portman was in compliance with the covenants in the credit facility.

NOTE 4 – INVESTMENTS AND ACQUISITIONS

Amapa

On March 5, 2007, we acquired a 30 percent interest in Amapa, a Brazilian company developing an iron ore project (Amapa Project), through the acquisition of 100 percent of the shares of Centennial Amapa. The remaining 70 percent of the Amapa Project is owned by MMX, which is providing corporate and institutional support, while we will supply technical support for construction and operations. The purchase price for our 30 percent interest was $133.3 million, paid with cash on hand. Total capital expenditures are estimated to be $357 million, with approximately $268 million to be funded with project debt, which we guarantee our 30 percent share until the project meets certain performance criteria. Capital contributions of $89.3 million were paid by Cliffs and MMX in April 2007 to fund the project; Cliffs’ 30 percent share was $26.8 million. We will be responsible for 30 percent of any future capital contributions.

The Amapa Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapa Project is currently under construction and is expected to produce 6.5 million tonnes of iron ore concentrate and sinter feed annually once fully operational. Iron ore concentrate and sinter feed are expected to be sold by Amapa, pursuant to long-term supply agreements, to an owner-operator of an iron oxide pelletizing plant in the Kingdom of Bahrain and MMX. Production is expected to begin in late 2007.

Sonoma

On April 18, 2007, we executed agreements to participate in Sonoma, a coking and thermal coal joint venture located in Queensland, Australia. As of June 30, 2007, we invested $56.7 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing Asian demand. Our total investment in Sonoma is estimated to be $109 million, of which $96 million is expected to occur in 2007. Pursuant to a combination of interrelated agreements, our non-controlling participation will result in a 45 percent economic interest in the collective operations of Sonoma.

Sonoma is expected to commence production of marketable coal in late-2007. Production from Sonoma will include an approximately equal mix of hard coking coal and thermal coal. Current plans call for Sonoma to produce 2.5 million tonnes in 2008 and to reach an ultimate annual production rate of between three million and four million tonnes. Sonoma has a current resource estimate of 107 million tonnes.

PinnOak

On July 31, 2007, we acquired 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry. Due to the acquisition date, the operating results of PinnOak after the acquisition will be included in the third quarter 2007 Statements of Condensed Consolidated Operations. The purchase price of PinnOak and its subsidiary operating companies was $450 million in cash, of which $108.4 million is deferred until December 31, 2009, plus the assumption of $160 million in debt, which was repaid at closing. The purchase agreement also includes a contingent earn-out, which ranges from $0 to approximately $300 million dependent upon PinnOak’s performance in 2008 and 2009. The earn-out, if any, would be payable in 2010 and treated as additional purchase price. The assets acquired consist primarily of coal mining rights and mining equipment.

PinnOak’s operations include two complexes comprising three underground mines – the Pinnacle and Green Ridge mines in southern West Virginia and the Oak Grove mine near Birmingham, Alabama. Combined, the mines have the capacity to produce in excess of seven million tons of premium-quality metallurgical coal annually.

NOTE 5 – SEGMENT REPORTING

We are organized into operating and reporting segments based upon geographic location: North America, Asia-Pacific and Latin America. The North America segment, which provides iron ore to the integrated steel industry, represented approximately 79 percent and 81 percent of our consolidated revenues for the second quarter of 2007 and 2006 respectively, and approximately 75 percent and 81 percent of our consolidated revenues for the six-month periods ended June 30, 2007 and June 30, 2006 respectively. The Asia-Pacific segment, comprised of Portman in Western Australia and the Sonoma Coal Project in Queensland, Australia, represented approximately 21 percent and 19 percent of our consolidated revenues for the respective quarter and approximately 25 percent and 19 percent of our consolidated revenues for the respective six month periods. The Latin America segment is comprised of our 30 percent Amapa interest in Brazil, which is in the development stage. There are no intersegment revenues.

We primarily evaluate performance based on segment operating income, defined as revenues less expenses identifiable to each segment. We have classified certain administrative expenses as unallocated corporate expenses.

The following table presents a summary of our segments for the three-month and six-month periods ended June 30, 2007 and 2006 based on the current reporting structure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007		2006
Revenues from product sales and services:
North America	$432.8	$393.9	$658.0		$640.1
Asia-Pacific	114.8	92.3	215.1		152.5

Total revenues from product sales and services	$547.6	$486.2	$873.1		$792.6

Segment operating income:
North America	$112.9	$100.2	$151.0		$147.9
Asia-Pacific	20.6	27.8	41.4		35.4
Latin America	(.9)	(.1)	(2.3)		(.4)

Segment operating income	132.6	127.9	190.1		182.9
Unallocated corporate expenses	(16.7)	(11.5)	(29.3)		(20.3)
Other income (expense)	1.3	1.4	6.9		5.2

Income from continuing operations before income taxes and minority interest	$117.2	$117.8	$167.7		$167.8

Depreciation, depletion and amortization:
North America	$10.2	$7.8	$19.8		$14.2
Asia-Pacific	11.5	9.2	22.6		16.1

Total depreciation, depletion and amortization	$21.7	$17.0	$42.4		$30.3

Capital additions:
North America	$11.6	$7.4	$41.2		$28.3
Asia-Pacific	1.9	7.6	3.0		22.4

Total capital additions	$13.5	$15.0	$44.2	*	$50.7	*

*  There were $2.0 and $12.2 million of Australian non-cash capital additions at June 30, 2007 and 2006, respectively.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2007	December 31, 2006
Segment assets:
North America	$1,131.8	$1,154.0
Asia-Pacific	929.1	785.7
Latin America	160.1

Total assets	$2,221.0	$1,939.7

NOTE 6 – COMPREHENSIVE INCOME

Following are the components of comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$86.9	$83.1	$119.4	$121.0
Other comprehensive income:
Unrealized gain on securities - net of tax	4.1	2.3	3.3	7.8
Foreign currency translation	27.7	14.8	40.4	5.5
Amortization of net periodic benefit cost, net of tax	4.1		6.9
Unrecognized gain on derivative financial instruments	4.7	3.2	7.4	2.9

Total other comprehensive income	40.6	20.3	58.0	16.2

Total comprehensive income	$127.5	$103.4	$177.4	$137.2

NOTE 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The components of defined benefit pension and OPEB expense for the three-month and six-month periods ended June 30, 2007 and 2006 were as follows:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$2.6	$2.6	$5.3	$5.1
Interest cost	9.9	9.5	19.9	18.9
Expected return on plan assets	(11.7)	(10.7)	(23.5)	(21.3)
Amortization:
Unrecognized prior service costs	1.0	.6	1.9	1.2
Net actuarial losses	3.4	3.7	6.8	7.4
Amortization of net obligation		(.6)		(1.1)

Net periodic benefit cost	$5.2	$5.1	$10.4	$10.2

OPEB_Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$.5	$.6	$.9	$1.2
Interest cost	3.8	4.1	7.6	8.1
Expected return on plan assets	(2.6)	(2.1)	(5.1)	(4.1)
Amortization:
Unrecognized prior service credits	(1.4)	(1.4)	(2.8)	(2.8)
Net actuarial losses	2.1	2.6	4.2	5.2

Net periodic benefit cost	$2.4	$3.8	$4.8	$7.6

NOTE 8 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $106.5 million and $103.9 million at June 30, 2007 and December 31, 2006, respectively, of which $7.8 million and $8.8 million was classified as current. Payments in the first six months of 2007 were $2.6 million (2006—$7.9 million). Following is a summary of the obligations:

	(In Millions)
	June 30, 2007	December 31 2006
Environmental	$12.5	$13.0
Mine closure
LTVSMC	27.2	28.2
Operating mines	66.8	62.7

Total mine closure	94.0	90.9

Total environmental and mine closure obligations	$106.5	$103.9

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $12.5 million and $13.0 million at June 30, 2007 and December 31, 2006, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, Accounting for Contingencies. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

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

During 2006, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study was reviewed with NDEP, EPA and the Rio Tinto Trustees and as of December 31, 2006, the alternatives have essentially been reduced to two: (1) tailings stabilization and long-term water treatment; or (2) removal of the tailings. The estimated costs range from approximately $10 million to $27 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would encompass both the remedial action and the NRD issues and thereby avoid the lengthy litigation typically associated with NRD and any settlement would include the EPA. Additional groundwater sampling is scheduled for the second half of 2007, and remedial covering of the hillside tailings and heap leach pad is planned. The mediation process to determine an equitable allocation of costs between the RTWG has been deferred until 2008.

Carl’s Tire Retreading Superfund Site

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

On November 13, 2006, The Cleveland-Cliffs Iron Company signed a tolling agreement with the EPA on behalf of itself and its corporate affiliates. On April 18, 2007, we, along with 25 other PRPs, received a group settlement demand for approximately $2.3 million. We, along with some of the other PRPs, are currently in the process of negotiating a settlement with the U.S. Department of Justice. If the matter does not settle, we (along with the other non-settling parties) would face joint and several liability if the EPA is successful in the lawsuit, meaning that we could be held responsible to the U.S. for the entire amount of any judgment.

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

Mine Closure

The mine closure obligation of $94.0 million and $90.9 million includes the accrued obligations at June 30, 2007 and December 31, 2006, respectively, for a closed operation formerly known as LTVSMC, for our four consolidated North American operating mines and for Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $27.2 million at June 30, 2007.

The accrued closure obligation for our active mining operations of $66.8 million and $62.7 million at June 30, 2007 and December 31, 2006, respectively, provides for contractual and legal obligations associated with the eventual closure of the mining operations. The following summarizes our asset retirement obligation liability:

	(In Millions)
	June 30, 2007	December 31, 2006
Asset retirement obligation at beginning of year	$62.7	$52.5
Accretion expense	4.1	5.8
Revision in estimated cash flows		4.4

Asset retirement obligation at end of period	$66.8	$62.7

NOTE 9 – INCOME TAXES

Our total tax provision from continuing operations for the first six months of 2007 of $39.3 million is comprised of $25.6 million related to our North American operations, primarily the United States, and $13.7 million related to our Asia-Pacific operations. Our expected effective tax rate for 2007 reflects United States benefits from deductions for percentage depletion in excess of cost depletion.

At June 30, 2007, cumulative undistributed earnings of our Australian subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken in a tax return). This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The effects of applying this interpretation resulted in a decrease of $7.7 million to retained earnings as of January 1, 2007. At January 1, 2007, we had $15.6 million of unrecognized tax benefits recorded in Other Liabilities on the Statements of Condensed Consolidated Financial Position, of which $15.5 million, if recognized, would impact the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $7.2 million of accrued interest relating to the unrecognized tax benefits. During the six months ended June 30, 2007, there were no significant changes in unrecognized tax benefits, nor do we anticipate any significant changes within the next twelve months.

Tax years that remain subject to examination are years 2003 and forward for the United States, 1993 and forward for Canada and 1994 and forward for Australia.

In July 2007, the new Michigan Business Tax (MBT), which provides a comprehensive restructuring of Michigan’s principal business tax regime, was signed into law. The MBT replaces the Michigan Single Business Tax that is scheduled to expire at the end of 2007. We are currently evaluating the impact of the MBT on our consolidated financial statements.

NOTE 10 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$86.9	$83.1	$119.4	$121.0
Preferred stock dividends	1.4	1.4	2.8	2.8

Income applicable to common shares	$85.5	$81.7	$116.6	$118.2

Weighted average number of shares:
Basic	40.8	42.7	40.7	43.2
Employee stock plans	.2	.4	.3	.4
Convertible preferred stock	11.3	11.3	11.3	11.3

Diluted	52.3	54.4	52.3	54.9

Earnings per common share - Basic	$2.10	$1.91	$2.87	$2.74

Earnings per common share - Diluted	$1.66	$1.53	$2.29	$2.20

NOTE 11 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2007, are expected to be:

	(In Millions)
	Capital Leases	Operating Leases
2007 (July 1 - December 31)	$3.0	$6.2
2008	4.1	11.4
2009	3.9	10.9
2010	3.5	10.0
2011	3.5	6.4
2012 and thereafter	17.6	10.1

Total minimum lease payments	35.6	$55.0

Amounts representing interest	8.2

Present value of net minimum lease payments	$27.4

Total minimum lease payments of $90.6 million include $33.3 million for capital leases and $2.4 million for operating leases associated with our Asia-Pacific segment.

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

OVERVIEW

Cleveland-Cliffs Inc, headquartered in Cleveland, Ohio, is an international mining company and the largest producer of iron ore pellets in North America. We sell substantially all of our pellets to integrated steel companies in the United States and Canada. We operate a total of six iron ore mines located in Michigan, Minnesota and Eastern Canada. We own 80.4 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. We also have a 30 percent interest in the Amapa Project, a Brazilian iron ore project, and an effective 45 percent interest in the Sonoma Project, an Australian coking and thermal coal project. On July 31, 2007, we acquired 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. Through the investments in Sonoma and PinnOak, we look to provide additional products such as metallurgical coal to the integrated steel industry.

To support our expanding operations, we reorganized into a business-unit structure in 2006. We are organized into three primary business units based on geographic locations: North America, Asia-Pacific, and Latin America. Cliffs Asia-Pacific headquarters are located in Perth, Australia. Cliffs International Mineracao Brasil Ltda. headquarters in Rio de Janeiro, Brazil, provides technical and administrative support for Cliffs’ assets in Latin America. Offices in Duluth, Minnesota, house shared services groups supporting the business units.

Growth Strategy

Portman represents an integral component of our international growth strategy; our 80.4 percent-ownership position serves not only to further diversify our existing customer base, but also with Portman’s sales to Chinese and Japanese steel mills, provides us with a direct channel to the world’s most rapidly growing steel markets.

Our efforts to play an ever-greater role in supplying international steel markets and diversify our product mix continue. Recent growth projects such as Amapa, which provides entry into Latin America, Sonoma in Australia and PinnOak in the United States, which mark our diversification into coking coal, are consistent with our international objective of leveraging our proprietary expertise in those markets with the greatest growth potential.

While the heart of our operations remains in North America, we continue to consider opportunities for expansion globally, which not only enhance existing strengths, but contribute ultimately to the profitability and overall health of the Company.

Amapa

On March 5, 2007, we acquired a 30 percent interest in Amapa, a Brazilian company developing an iron ore project (Amapa Project), through the acquisition of 100 percent of the shares of Centennial Amapa. The remaining 70 percent of the Amapa Project is owned by MMX, which is providing corporate and institutional support, while we will supply technical support for construction and operations. The purchase price for our 30 percent interest was $133.3 million, paid with cash on hand. Total capital expenditures are estimated to be $357 million, with approximately $268 million to be funded with project debt, which we guarantee our 30 percent share until the project meets certain performance criteria. Capital contributions of $89.3 million were paid by Cliffs and MMX in April 2007 to fund the project; Cliffs’ 30 percent share was $26.8 million. We will be responsible for 30 percent of any future capital contributions.

The Amapa Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapa

Project is currently under construction and is expected to produce 6.5 million tonnes of iron ore concentrate and sinter feed annually once fully operational. Iron ore concentrate and sinter feed are expected to be sold by Amapa, pursuant to long-term supply agreements, to an owner-operator of an iron oxide pelletizing plant in the Kingdom of Bahrain and MMX. Production is expected to begin in late 2007.

Sonoma

On April 18, 2007, we executed agreements to participate in Sonoma, a coking and thermal coal joint venture located in Queensland, Australia. As of June 30, 2007, we invested $56.7 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing Asian demand. Our total investment in Sonoma is estimated to be $109 million, of which $96 million is expected to occur in 2007. Pursuant to a combination of interrelated agreements, our non-controlling participation will result in a 45 percent economic interest in the collective operations of Sonoma.

Sonoma is expected to commence production of marketable coal in late-2007. Production from Sonoma will include an approximately equal mix of hard coking coal and thermal coal. Current plans call for Sonoma to produce 2.5 million tonnes in 2008 and to reach an ultimate annual production rate of between three million and four million tonnes. Sonoma has a current resource estimate of 107 million tonnes.

PinnOak

On July 31, 2007, we acquired 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry. Due to the acquisition date, the operating results of PinnOak after the acquisition will be included in the third quarter 2007 Statements of Condensed Consolidated Operations.

The purchase price of PinnOak and its subsidiary operating companies was for $450 million in cash, of which $108.4 million is deferred until December 31, 2009, plus the assumption of $160 million in debt, which was repaid at closing. The purchase agreement also includes a contingent earn-out, which ranges from $0 to approximately $300 million dependent upon PinnOak’s performance in 2008 and 2009. The earn-out, if any, would be payable in 2010 and treated as additional purchase price. The assets acquired consist primarily of coal mining rights and mining equipment.

PinnOak’s operations include two complexes comprising three underground mines – the Pinnacle and Green Ridge mines in southern West Virginia and the Oak Grove mine near Birmingham, Alabama. Combined, the mines have the capacity to produce in excess of seven million tons of premium-quality metallurgical coal annually.

Metallics

On June 19, 2007, we entered into an alliance whereby Kobe Steel, Ltd. agreed to license its patented ITmk3® iron-making technology to us. The alliance, which has a 10-year term, covers use of the proprietary process in the United States and Canada, Australia and Brazil, and may be expanded to include other geographic regions.

Used for the production of high-purity iron nuggets containing more than 96 percent iron, the ITmk3 process provides the means to create high-quality raw materials for electric arc furnaces (EAFs). Steel producers utilizing EAFs currently account for nearly half of North America’s steelmaking capacity. Kobe and Cliffs also agreed to participate on a joint-venture basis as strategic equity partners in a 500,000 ton-per-annum iron nugget facility to be constructed at one of our United States mining properties. The timing of this project and the site location will ultimately depend on mining and environmental permitting issues.

Sale of Wabush

On June 6, 2007, we entered into an agreement providing for the sale of our interest in Wabush. Under the agreement, Consolidated Thompson Iron Mines Ltd. (traded on the TSX-Venture Exchange under the symbol CLM) would acquire the 71.4 percent of Wabush owned directly or indirectly by the Company (26.8 percent) and Stelco (44.6 percent) for cash plus warrants for the purchase of CLM common shares and the assumption by CLM of employee and asset retirement obligations. Our share of the proceeds would be $24.1 million in cash and approximately 1.1 million warrants entitling us to purchase CLM shares at C$5.10 per share for a two-year period.

As part of the transaction, we would enter into an agreement whereby CLM would sell approximately ..7 million tons of pellets to us annually from 4.8 million tons of expected annual Wabush production from the date of the closing through December 31, 2009. In 2006, Wabush produced 4.1 million tons of pellets with our share totaling 1.1 million tons.

Dofasco, a subsidiary of ArcelorMittal, holds the remaining 28.6 percent of Wabush. The notification to Dofasco of the acceptance of CLM’s offer by the Company and Stelco on June 8, 2007, triggered a 90-day right of first refusal option by Dofasco under terms of the joint venture agreement.

Completion of the transaction is subject to a number of other conditions, including receipt of requisite regulatory approval and the execution of definitive agreements. Closing would occur shortly after a Dofasco waiver is executed or expiration of its 90-day purchase option. We expect to record a gain upon completion of the transaction.

Sale of Cliffs Synfuel Corp.

On June 12, 2007, We entered into an agreement providing for the sale of all of the shares of Cliffs’ wholly owned subsidiary, Cliffs Synfuel Corp. (Synfuel). Under the agreement Oil Shale Exploration Company-Skyline, LLC (OSEC) would acquire 100 percent of Synfuel for $24 million royalties initially equal to $.02 per barrel of shale oil and $.01 per barrel of shale oil produced from lands covered by existing State of Utah oil shale leases, plus 25 percent of royalties from conventional oil and gas operations. Completion of the transaction is subject to due diligence and execution of deeds. We expect to record a pre-tax gain in the range of $5 million to $10 million upon completion of the transaction.

Sale of Cliffs Erie Property

Effective July 31, 2007, our wholly owned subsidiary, Cliffs Erie entered into an agreement for the sale of portions of the former LTV Steel Mining Company site located in the vicinity of Hoyt Lakes, Minnesota. Under the agreement, Mesabi Nugget Delaware, LLC would purchase and acquire all of Cliffs Erie’s ownership and leasehold interests (including mineral and surface rights) in certain real property, certain tangible personal property, and all of Cliffs Erie’s rights, duties, obligations and liabilities under certain permits pertaining to the property to be sold for a cash payment of $17.9 million and the assumption of environmental and reclamation liabilities (other than certain excluded liabilities) associated with the property.

Completion of the transaction is subject to a number of closing conditions, including various consents and approvals of lessors and state agencies. Closing would occur 30 days after the satisfaction of all conditions precedent. We expect to record a gain upon completion of the transaction.

RESULTS OF OPERATIONS

Summary

Second-quarter revenues from product sales and services were $547.6 million, an increase of 13 percent, compared with $486.2 million in the same quarter last year. For the first half of 2007, revenues from iron ore product sales and services were $873.1 million, an increase of 10 percent, compared with $792.6 million last year.

Net income was $86.9 million, or $1.66 per diluted share, for 2007’s second quarter and $119.4 million, or $2.29 per diluted share for the first half, compared with last year’s second quarter earnings of $83.1 million, or $1.53 per diluted share, and $121.0 million, or $2.20 per diluted share, for the first half.

The increase in second-quarter net income of $3.8 million reflected lower income tax expense, $3.8 million, and a lower portion of income allocable to minority interest, $.7 million, partially offset by a $.6 million decrease in income from continuing operations before income taxes and minority interest. The decrease in income tax expense and income related to the Portman 19.6 percent minority interest were due to lower second-quarter earnings from Portman, which are subject to a higher effective tax rate than North America.

Pre-tax income was flat year over year but, because a higher proportion of pre-tax income was generated by Portman, there was a larger deduction for minority interest.

Sales Margin

North America

Sales margin of $104.4 million in the second quarter of 2007 exceeded the prior-year quarter of $101.7 million. For the first half of 2007, sales margin decreased to $141.7 million, compared with $147.3 million last year. A summary is as follows:

	Favorable (unfavorable) to last year (in millions)
	Second quarter			First half
	Sales price and rate	Sales volume	Total	Sales price and rate	Sales volume	Total
Sales revenue	$(4.7)	$36.6	$31.9	$7.4	$6.1	$13.5
Cost of goods sold and operating expenses	(4.0)	(25.2)	(29.2)	(14.7)	(4.4)	(19.1)

Sales margin	$(8.7)	$11.4	$2.7	$(7.3)	$1.7	$(5.6)

Sales revenue of $359.8 million in the second quarter and $525.7 million in the first half (excluding freight and venture partners’ cost reimbursements) increased $31.9 million and $13.5 million from the comparable 2006 periods. The second-quarter revenue increase was due to a .5 million ton sales volume increase for the quarter, partially offset by lower sales price realization. The revenue increase in the first half was due to higher sales price realization and slightly higher volume. A sales price decrease of one percent in the second quarter and a one percent increase in the first half primarily reflected changes in customer mix and the net impact from several contractual price-adjustment factors. Included in first half 2007 revenues were 2.4 million tons of 2007 sales at 2006 contract prices. We recorded $3.1 million of unfavorable revenue adjustments related to 2006 sales in the first half of 2007, including $1.7 million of mark-to-fair value adjustments of derivative instruments.

Cost of goods sold and operating expenses (excluding freight and venture partners’ costs) of $255.4 million in the second quarter and $384.0 million in the first half of 2007, increased $29.2 million and $19.1 million from the comparable 2006 periods. The cost increase in the second quarter was primarily due to higher volume, $25.2 million. The first half cost increase of $19.1 million was primarily due to higher maintenance costs and higher energy and supply rates and usage. Second quarter and first half cost of goods sold and operating expenses benefited from a credit of $9.0 million related to our dispute settlement with WEPCO. See Wisconsin Electric Power Dispute for more information.

Asia-Pacific

Sales margin of $25.2 million in the second quarter of 2007 was lower than the prior-year quarter of $27.0 million. For the first half of 2007, sales margin increased to $49.7 million, compared with $36.8 million last year. A summary is as follows:

	Favorable (unfavorable) to last year (in millions)
	Second quarter			First half
	Sales price and rate	Sales volume	Total	Sales price and rate	Sales volume	Total
Sales revenue	$1.8	$20.7	$22.5	$22.1	$40.5	$62.6
Cost of goods sold and operating expenses	(9.6)	(14.7)	(24.3)	(19.0)	(30.7)	(49.7)

Sales margin	$(7.8)	$6.0	$(1.8)	$3.1	$9.8	$12.9

Sales revenue of $114.8 million in the second quarter and $215.1 million in the first half was $22.5 million and $62.6 million higher than the comparable 2006 periods. The revenue increases were primarily due to the effect of a .4 million tonne sales volume increase for the quarter, a .9 million tonne increase for the first half and higher sales prices for both periods. Sales prices in the first half of 2007 increased 11.5 percent, primarily reflecting the impact of the 9.5 percent increase recognized on 2007 iron ore prices. Second quarter 2006 sales revenue benefited from the retroactive 19 percent price settlement which did not occur until the second quarter of 2006. The impact on a portion of first quarter 2006 sales was $7.3 million.

Cost of goods sold and operating expenses of $89.6 million in the second quarter and $165.4 million in the first half of 2007 increased $24.3 million and $49.7 million in the respective periods. The year-over-year cost increases in both the second quarter and the first-half, primarily reflected the effects of higher volume, higher contract labor and increased stripping costs.

Other operating income (expense)

The pre-tax earnings changes for the second quarter and first half of 2007 versus the comparable 2006 periods also included:

•

Higher administrative, selling and general expense of $5.4 million in the quarter and $9.8 million in the first half primarily reflected increased outside professional service fees, higher legal fees and higher employment costs related to our expanding business.

•	A casualty recovery of $3.2 million in the second quarter of 2007 reflected the recovery of a portion of our deductible related to a flood at the Tilden and Empire mines in 2003.

•

Higher miscellaneous-net of $.2 million in the quarter and $3.1 million in the first half primarily reflected increased mark-to-fair value currency hedging losses at Portman and higher business development expenses, partially offset by last year’s PCB spill costs at Tilden of $3.8 million recorded in the first half of 2006.

Other income (expense)

•	Higher interest income of $1.1 million in the quarter and $2.1 million in the first half reflected average higher cash balances and higher average interest rates at Portman.

•	Higher interest expense of $1.3 million in the quarter and first half reflected borrowings from the revolving credit facility.

Income Taxes

Our total tax provision from continuing operations for the first half of 2007 of $39.3 million is comprised of $25.6 million related to North American operations, primarily the United States, and $13.7 million related to Asia-Pacific operations. Our 2007 effective tax rate related to continuing operations is approximately 23 percent. The effective rate primarily reflected the combination of the statutory 30 percent rate on Australian earnings and reductions from the United States statutory rates primarily due to deductions for percentage depletion in excess of cost depletion.

PRODUCTION AND SALES VOLUME

Following is a summary of iron ore production tonnage for 2007 and 2006:

	(In Millions)
	Second Quarter		First Half		Full Year
	2007	2006	2007	2006	2007*	2006
North America (1)
Empire	1.3	1.2	2.5	2.5	5.0	4.9
Tilden	2.3	1.7	3.7	3.4	7.7	6.9
Hibbing	2.1	2.1	3.3	4.1	7.5	8.3
Northshore	1.3	1.2	2.6	2.5	5.1	5.1
United Taconite	1.4	1.4	2.6	2.4	5.3	4.3
Wabush	1.1	1.0	2.2	1.8	4.8	4.1

Total	9.5	8.6	16.9	16.7	35.4	33.6

Cliffs’ share of total	6.0	5.4	10.8	10.5	22.3	20.8

Asia-Pacific (2)
Koolyanobbing	2.1	1.8	3.9	3.0	7.7	7.0
Cockatoo Island	.1	.2	.3	.3	.7	.7

Total	2.2	2.0	4.2	3.3	8.4	7.7

* Estimate

(1)  Tons are long tons of pellets of 2,240 pounds.

(2)  Metric tons of 2,205 pounds. Cockatoo production reflects our 50 percent share.

North America

The production increase at Tilden during the second quarter reflected business improvement developments in 2007 and unscheduled pellet plant downtime in 2006 due to mechanical issues.

In late February 2007, Hibbing was forced to shut down production operations due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The operation resumed limited production in late March, with full production in early April. The production loss totaled approximately .8 million tons (Company share .2 million tons), requiring us to reduce our 2007 Hibbing production estimates. During the plant shutdown, numerous maintenance and plant clean-up activities were performed to minimize production interruptions for the balance of the year.

Production at Wabush was higher than the same period in 2006 as a result of pit design improvements to mitigate dewatering issues.

We reinitiated construction activity to restart an idled pellet furnace at the Northshore facility that will increase capacity by approximately ..8 million tons of pellets annually, beginning in 2008.

North American pellet sales in the second quarter were 5.4 million tons in 2007 compared with 4.9 million tons in 2006. First-half 2007 sales were 7.9 million tons compared with 7.8 million tons in the same period last year.

Asia-Pacific

Sales of fines and lump ore in the second quarter were 2.2 million tonnes in 2007 compared with 1.8 million tonnes in 2006. First-half sales were 4.1 million tonnes compared with 3.2 million tonnes in the same period last year. The increase in sales and production primarily reflected the completion of the two-million-tonne per annum expansion project at Koolyanobbing in late 2006. Production at Cockatoo Island is expected to continue into early 2008. The Cockatoo Island operation is scheduled to close in the first quarter of 2008.

In July 2007, Portman was notified that its exploration and mining rights under two leases originally granted by Polaris Metals NL (Polaris) in 1999 would not be extended beyond July 3, 2007. The mining leases with Polaris, a mineral exploration company in Western Australia, permit Portman to explore for and mine iron ore on mining tenements north of Portman’s Koolyanobbing operations, including the rights to 4.5 million tonnes of iron ore reserves. Portman has advised Polaris that it does not agree that its rights have ceased or that Polaris is entitled to ownership of the two mining leases. At this point in time it is not possible to assess the impact of the potential loss of the reserves on Portman’s operations.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash and cash equivalents of $129.3 million, primarily consisting of $95.7 million at Portman. In addition, we had $375 million of availability under the $500 million unsecured credit agreement.

Following is a summary of cash flows for the first six months of 2007 and 2006:

	(In Millions)
	2007	2006
Investment in ventures	$(223.7)	$(6.4)
Capital expenditures	(46.2)	(62.9)
Cash from (used by) operating activities	(37.7)	92.4
Purchase of marketable securities	(36.0)
Dividends on common and preferred stock	(13.0)	(12.7)
Repurchases of common stock	(2.2)	(81.0)
Net borrowings under revolving credit facility	125.0
Effect of exchange rate changes on cash	6.5	.5
Other	4.9	.6

Decrease in cash and cash equivalents from continuing operations	(222.4)	(69.5)
Cash provided by discontinued operations		.3

Decrease in cash and cash equivalents	$(222.4)	$(69.2)

At June 30, 2007, we had 6.7 million tons of pellets in North American inventory, compared with 5.9 million tons at June 30, 2006. The increase from 2006 is the result of entering the year with higher inventories. At June 30, 2007, Portman had 1.1 million tonnes of finished product inventory, .4 million tonnes higher than the end of the 2006 second quarter.

Investment in ventures included $160.1 million for Amapa and $56.7 million for Sonoma. Other capital expenditures through June 30, 2007 were $46.2 million, of which $4.6 million related to Portman.

For the year 2007, we expect our investment in Sonoma to approximate $96 million. Capital expenditures at our North American and Portman operations are estimated to be $120 million. Our share of remaining Amapa construction expenditures will be financed with project debt, which we guarantee our share until the project meets certain performance criteria. The PinnOak transaction will require a cash outlay of approximately $500 million to cover the purchase price and repay exiting debt. To fund a portion of this transaction, we have entered into a 364-day, $150 million term loan.

On June 23, 2006, we entered into a five-year unsecured credit agreement with a syndicate of 16 financial institutions. The facility provides $500 million in borrowing capacity under a revolving credit line, with no specific maturities; borrowings are drawn with a choice of interest rates and maturities, subject to the term of the agreement. The facility has financial covenants based on earnings, debt and fixed cost coverage. Interest rates are either (1) a range from LIBOR plus .75 percent to LIBOR plus 1.50 percent based on debt and earnings, or (2) the prime rate. Borrowings outstanding under the facility totaled $125 million as of June 30, 2007. As of June 30, 2007, we were in compliance with the covenants in the credit agreement.

On July 26, 2007, we entered in to an unsecured, 364-day credit agreement to fund a portion of the purchase price for our acquisition of 100 percent of PinnOak. The facility provides $150 million in borrowing capacity under a revolving credit line with no specific maturities; borrowings are drawn with a choice of interest rates and maturities, subject to the terms of the agreement.

Portman is party to a A$40 million multi-option credit facility, which was finalized in April 2007. The facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia. At June 30, 2007, the outstanding commitments were A$12.4 million. As of June 30, 2007, Portman was in compliance with the covenants in the credit facility.

Following is a summary of our common shares outstanding:

	2007	2006
March 31	41,025,412	43,797,072
June 30	41,020,111	42,170,090
September 30		41,238,739
December 31		40,905,350

On July 11, 2006, the Board of Directors authorized a two million common share repurchase program. With the exception of $2.2 million of shares repurchased in December 2006 and subsequently settled in January 2007, there were no common stock repurchases in the first half of 2007.

WISCONSIN ELECTRIC POWER COMPANY DISPUTE

On May 3, 2007, Empire and Tilden (the “Mines”) and WEPCO settled their dispute over energy charges. Under the terms of the Settlement Agreement and Release (the “Settlement”), the Mines received $32.5 million from escrow and paid $9.0 million to WEPCO. Additionally, WEPCO paid the Mines a rebate for over-the-cap payments of $2.6 million. As a result of the settlement, we recognized a $9.0 million pre-tax gain in the second quarter of 2007. In addition, under the Settlement, the Mines will be billed for electric service from April 1, 2007 at the same rate as provided in the interim agreement. Upon termination of the special contracts on December 31, 2007, the Mines will be subject to the then applicable tariffs approved by the Michigan Public Service Commission.

Additionally, on April 30, 2007, the Mines and WEPCO entered into a Settlement Agreement for Final Rate Relief and Tariff Approvals (the “Tariff Agreement”). Under the Tariff Agreement, the Mines and WEPCO reached an agreement as to the tariff rate to be charged to the Mines under the industrial tariff. Any impact from the results of the combined proceeding will not occur until 2008, when the Power Supply Contracts terminate and it is anticipated that the Mines will be on an industrial tariff.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $5.2 million and $10.4 million for the second quarter and first half of 2007, respectively, compared with $5.1 million and

$10.2 million for the comparable 2006 periods. See NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS for additional information.

OPEB expense totaled $2.4 million and $4.8 million for the second quarter and first half of 2007, respectively, compared with $3.8 million and $7.6 million for the comparable 2006 periods. The decrease in OPEB expense was due to lower loss amortization and higher expected asset returns. The decrease in loss amortization is due to longer amortization periods reflecting increased remaining service lives of employees. The higher expected asset returns are primarily due to additional VEBA contributions under the existing labor agreement with the USW.

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

The rising cost of energy and supplies are important issues affecting our North American production costs. Energy costs represent approximately 24 percent of our North American production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American mining ventures consumed approximately 5.3 million MMBTU’s and 8.1 million gallons of diesel fuel in the first half of 2007. As of June 30, 2007, we purchased or have forward purchase contracts for 6.9 million MMBTU’s of natural gas (representing approximately 50 percent of estimated 2007 consumption) at an average price of $8.53 per MMBTU and 10.0 million gallons of diesel fuel at $2.10 per gallon for our North American mining ventures.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At June 30, 2007, the notional amount of our outstanding forward contracts was $70.6 million, with an unrecognized fair value net gain of $1.4 million based on June 30, 2007 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $7.2 million.

Our share of pellets produced at the Wabush Mines operation in Canada represents approximately six percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation. Our 30 percent equity interest in the Amapa operation, located in Brazil, is subject to currency exchange fluctuations between the United States and Brazilian currency. Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to Miscellaneous – net on the Statements of Condensed Consolidated Operations. At June 30, 2007, Portman had $228.5 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collars options and forward exchange contracts with varying maturity dates ranging from July 2007 to September 2009, and a fair value gain based on the June 30, 2007 exchange rate of $20.9 million. A one percent increase in the value of the

Australian dollar from the month-end rate would increase the fair value by approximately $2.2 million and a one percent decrease would reduce the fair value and cash flow by approximately $1.9 million.

OUTLOOK

Cliffs-managed 2007 North American pellet production is expected to approximate 35 million tons, with our share representing approximately 22 million tons. This estimate includes approximately 4.8 million tons of production at Wabush for the year. Portman’s 2007 production volume is expected to be 8.4 million tonnes, which includes .7 million tonnes from Cockatoo Island.

Our North American sales for 2007 are expected to be approximately 22 million tons. This includes an assumption that revenue recognition criteria will be met for an estimated 1.0 million to 1.5 million tons of pellets which are expected to be purchased and paid for by customers at year-end under take or pay provisions of existing long-term supply agreements. North American revenue per ton (excluding freight and venture partners’ cost reimbursements) for pellets is expected to increase approximately three percent for the full year 2007.

We expect total 2007 North American unit production costs to increase approximately one percent from the 2006 cost of goods sold and operating expenses (excluding freight and venture partners’ cost reimbursements) of $48.17 per ton. The relatively lower projected unit production cost increase, compared with the most recent year’s 13 percent increase is primarily the result of lower stripping and process fuel usage offset by higher energy and supply pricing and increased maintenance activity.

Portman full-year 2007 sales are expected to be 8.2 million tonnes. Revenue per tonne for 2007 is expected to increase approximately seven percent primarily reflecting benchmark price settlements.

Portman’s unit production costs are expected to increase approximately 11 percent from the 2006 cost of goods sold and operating expenses of $36.93 per tonne, primarily due to higher contract labor and changes in exchange rate.

The acquisition of PinnOak is expected to have minimal impact to 2007 earnings as we will be covering acquisition and integration costs.

Approximately 80 percent of PinnOak’s total 2007 production is slated for the international steel market, with the balance committed to integrated steelmakers in the United States.

As a result of development costs, both Sonoma and Amapa are expected to negatively impact full-year earnings.

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

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For a discussion of the factors, including but not limited to, those that could adversely affect our actual results and performance, see “Risk Factors” in Part I – Item 1A in our Annual Report on Form 10-K for the year-ended December 31, 2006.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were not effective given the material weakness identified as of December 31, 2006 and discussed below as of the date of the evaluation conducted by our CEO and CFO.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Northshore Administrative Permit Amendment Appeal and Related Litigation. On December 16, 2006, we submitted an administrative permit amendment application to the Minnesota Pollution Control Agency (“MPCA”) with respect to Northshore’s Title V operating permit. The proposed amendment requested the deletion of a 30 year old “control city” monitoring requirement. The MPCA denied our application on February 23, 2007. We have appealed the denial to the Minnesota Court of Appeals.

Subsequent to the filing of our appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. Without conceding MPCA’s allegations, we have since entered into discussions with the MPCA with respect to the terms of a compliance schedule in which we would agree to take certain actions in settlement of the alleged violation. On July 18, 2007, MPCA issued a draft Administrative Order to become final on August 3, 2007 requiring various investigative and mitigation actions, as well as notifying Northshore of its opportunity to file a contested case hearing by August 2, 2007. On August 1, 2007, Northshore filed a petition for a contested case hearing. In addition, Northshore has filed a Motion for Briefing and Hearing Schedule Order in the United States District Court of Minnesota to help clarify the meaning of the “control city” language. If either our motion or appeal is unsuccessful or if we are unable to negotiate an acceptable compliance schedule, Northshore could be subject to future enforcement actions by the MPCA with respect to its Title V permit if we are unable to meet the control city requirement as interpreted by MPCA.

On May 18, 2007, the Minnesota Center for Environmental Advocacy (“MCEA”) filed a motion with the Court of Appeals to intervene in our appeal of the denial of an administrative amendment to our Title V operating permit. The MCEA’s motion was granted by the Court of Appeals on June 7, 2007. Although we do not anticipate that the intervention by the MCEA will significantly impact the appeals process, we have opposed the MCEA’s motion to intervene.

On May 29, 2007, we received a Notice of Intent to Sue from the Save Lake Superior Association and the Sierra Club (the “Notice”). Subsequently, on July 30, 2007, the Save Lake Superior Association and the Sierra Club filed a lawsuit in the U.S. District Court for the District of Minnesota under the Clean Air Act, which permits citizens to sue to enjoin violations of an emission standard or limitation or to seek penalties for violations. The lawsuit references Northshore’s alleged violation of the control city standard. We intend to defend the litigation vigorously.

Sons of Gwalia. On June 6, 2007, Portman received a summons of examination from the Supreme Court of Western Australia. The summons of examination was issued on May 16, 2007, in an ex parte proceeding brought by the administrators for the Sons of Gwalia Ltd (the “Sons of Gwalia”). The summons of examination provides the administrators with the ability to perform certain pre-trial discovery. Portman has been in discussions with the Sons of Gwalia over their claims that the Sons of Gwalia are entitled to a royalty on certain mining tenements located in the Mt. Jackson mining area. Portman and the Sons of Gwalia have been unable to come to a negotiated agreement and it is anticipated that the Sons of Gwalia will eventually file a lawsuit. We intend to vigorously defend any litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On April 30, 2007, pursuant to the Cleveland-Cliffs Inc VNQDC Plan the Company sold a total of 4 common shares, par value $.25 per share, of the Company (“Common Shares”) for an aggregate consideration of $279.64 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one mine manager under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1-30, 2007	-	-	-	1,247,700
May 1 - 31, 2007	4,399(2)	73.0735	-	1,247,700
June 1 - 30, 2007	10,399 (3)	84.8771	-	1,247,700

Total	14,798	81.3683	-	1,247,700

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of two million outstanding Common Shares. There were no repurchases in the second quarter under this program.

(2)

On May 4, May 23, and May 29, 2007 the Company acquired 4,399 Common Shares from three employees in connection with the lapsing of restrictions on certain shares on the respective dates. The shares were repurchased to satisfy the tax withholding obligations of the employees.

(3)

On June 1 and June 27, 2007, the Company acquired 10,399 Common Shares from two employees in connection with the lapsing of restrictions on certain shares on the respective dates. The shares were repurchased to satisfy the tax withholding obligations of the employees.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on July 27, 2007. At the meeting, the Company’s shareholders acted upon (i) the election of ten Directors, (ii) the adoption of the 2007 ICE Plan, (iii) the adoption of the Executive Management Performance Incentive Plan, and (iv) the ratification of Deloitte & Touche LLP as the Company’s independent registered public accountants.

In the election of Directors, the ten nominees named in the Company’s Proxy Statement, dated June 15, 2007, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

NOMINEES	FOR	WITHHELD
Ronald C. Cambre	35,866,985	2,235,099

Joseph A. Carrabba	35,838,057	2,264,028

Susan M. Cunningham	35,991,486	2,110,599

Barry J. Eldridge	35,990,963	2,111,122

Susan M. Green	35,922,049	2,180,036

James D. Ireland III	35,770,787	2,331,298

Francis R. McAllister	35,817,484	2,284,601

Roger Phillips	35,898,584	2,203,501

Richard K. Riederer	35,331,881	2,770,203

Alan Schwartz	35,863,120	2,238,965

There were no broker non-votes with respect to the election of Directors.

For the approval of the 2007 ICE Plan, the voting was as follows:

For	28,822,210
Against	3,434,538
Abstain	63,698
Broker Non-votes	5,781,639

For the approval of the 2007 Executive Management Performance Incentive Plan, the voting was as follows:

For	29,677,797
Against	2,568,251
Abstain	74,397
Broker Non-votes	5,781,639

For the ratification of Deloitte & Touche LLP as independent registered public accountants, the voting was as follows:

For	37,842,994
Against	226,329
Abstain	32,762

There were no broker non-votes with respect to the election of the independent registered public accountants.

Item 6.  Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 49.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date:	August 3, 2007	By	/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Exhibit

2(a)

# ** Unit Purchase Agreement by and among Cleveland-Cliffs Inc and PinnOak Resources, LLC, The Regent Investment Company, L.P., Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)1, L.P., Questor Partners Fund II AIV-1, LLC, Questor General Partner II, L.P. and PinnOak Resources Employee Equity Incentive Plan, LLC dated June 14, 2007

Filed Herewith

4(a)	Credit Agreement among Cleveland-Cliffs Inc and various lenders, and Bank of America, N.A. as administrative Agent and L/C Issuer dated July 27, 2007	Filed Herewith

10(a)

* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and William Brake dated April 4, 2007 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on April 10, 2007 and incorporated by reference)

Not Applicable

10(b)

* Cleveland-Cliffs Inc Executive Management Performance Incentive Plan effective January 1, 2007 (filed as Annex C to the Proxy Statement of Cleveland-Cliffs Inc on June 15, 2007 and incorporated by reference)

Not Applicable

10(c)	* Cleveland-Cliffs Inc 2007 Incentive Equity Plan effective January 1, 2007 (filed as Annex B to Proxy Statement of Cleveland-Cliffs Inc on June 15, 2007 and incorporated by reference)	Not Applicable

10(d)	* Form of 2007 Participant Grant and Agreement under the 2007 Incentive Equity Plan effective January 1, 2007	Filed Herewith

#  The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

*  Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of this Report.

**  Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chief Executive Officer for Cleveland-Cliffs Inc, as of August 1, 2007

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President and Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of August 1, 2007

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chief Executive Officer for Cleveland-Cliffs Inc, as of August 1, 2007

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President and Chief Financial Officer and Treasurer for Cleveland-Cliffs Inc, as of August 1, 2007

Filed Herewith