Form 10-Q
period 2007-09-30
CLEVELAND CLIFFS INC
filed 2007-11-06
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES   X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X   Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES          NO   X

As of October 31, 2007, there were 41,832,680 Common Shares (par value $.25 per share) outstanding.

===========================================================================================

Page No.

2	Definitions

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
3	Statements of Unaudited Condensed Consolidated Operations
Three and Nine Months Ended September 30, 2007 and 2006

4	Statements of Condensed Consolidated Financial Position
September 30, 2007 (unaudited) and December 31, 2006

6	Statements of Unaudited Condensed Consolidated Cash Flows
Nine Months Ended September 30, 2007 and 2006

7	Notes to Unaudited Condensed Consolidated Financial Statements

31	Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations

54	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

54	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

56	Item 1 – Legal Proceedings

58	Item 1A – Risk Factors

62	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

64	Item 6 – Exhibits

64	Signature

65	Exhibit Index

EX-31(a) –	Section 302 Certification of Chief Executive Officer

EX-31(b) –	Section 302 Certification of Chief Financial Officer

EX-32(a) –	Section 906 Certification of Chief Executive Officer

EX-32(b) –	Section 906 Certification of Chief Financial Officer

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company”, “we”, “us”, “our” and “Cliffs” are to Cleveland-Cliffs Inc and subsidiaries, collectively. References to “A$” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Amapa	MMX Amapa Mineracao Limitada
APBO	Accumulated other postretirement benefit obligation
AEPA	Australian Environmental Protection Authority
Asia-Pacific	Cliffs Asia-Pacific Holdings Pty Limited
Centennial Amapa	Centennial Asset Participacoes S.A.
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFO	Chief Financial Officer
Cliffs Erie	Cliffs Erie L.L.C.
Cockatoo Island	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
Dofasco	Dofasco, Inc
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
F.O.B.	Free on board
FSP	FASB Staff Position
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBTU	Million Million British Thermal Units
MSHA	Mine Safety and Health Administration
MMX	MMX Mineracao e Metalicos S.A.
NDEP	Nevada Department of Environmental Protection
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
PCB	Polychlorinated Biphenyl
PinnOak	PinnOak Resources, LLC
Portman	Portman Limited
PPI	Producers Price Indices
PRP	Potentially responsible party
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Stelco	Stelco Inc.
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
TSX-Venture	Toronto Stock Exchange - Venture Exchange
United Taconite	United Taconite LLC
US Steel	United States Steel Corporation
USW	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$542.4	$516.2	$1,283.2	$1,180.9
Freight and venture partners’ cost reimbursements	77.2	63.9	209.5	191.8

	619.6	580.1	1,492.7	1,372.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(512.3)	(447.6)	(1,194.0)	(1,056.1)

SALES MARGIN	107.3	132.5	298.7	316.6
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	4.1	3.0	10.3	8.6
Casualty recoveries	-	-	3.2	-
Customer bankruptcy recoveries	-	3.9	-	4.1
Administrative, selling and general expenses	(21.6)	(14.2)	(54.5)	(37.3)
Miscellaneous - net	(7.9)	(5.7)	(15.0)	(9.9)

	(25.4)	(13.0)	(56.0)	(34.5)

OPERATING INCOME	81.9	119.5	242.7	282.1
OTHER INCOME (EXPENSE)
Interest income	5.6	4.5	15.5	12.3
Interest expense	(7.9)	(1.0)	(11.0)	(2.8)
Other - net	0.1	1.7	1.7	0.9

	(2.2)	5.2	6.2	10.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
MINORITY INTEREST AND EQUITY LOSS FROM VENTURES	79.7	124.7	248.9	292.5
INCOME TAX EXPENSE	(17.5)	(31.3)	(56.8)	(70.8)
MINORITY INTEREST (net of tax)	(3.7)	(4.3)	(12.7)	(11.9)
EQUITY LOSS FROM VENTURES (net of tax)	(1.6)	-	(3.1)	-

INCOME FROM CONTINUING OPERATIONS	56.9	89.1	176.3	209.8
INCOME FROM DISCONTINUED OPERATIONS (net of tax)	-	-	-	0.3

NET INCOME	56.9	89.1	176.3	210.1
PREFERRED STOCK DIVIDENDS	(1.4)	(1.4)	(4.2)	(4.2)

INCOME APPLICABLE TO COMMON SHARES	$55.5	$87.7	$172.1	$205.9

EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.34	$2.13	$4.21	$4.83
Discontinued operations	-	-	-	.01

EARNINGS PER COMMON SHARE - BASIC	$1.34	$2.13	$4.21	$4.84

EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.08	$1.68	$3.37	$3.86
Discontinued operations	-	-	-	.01

EARNINGS PER COMMON SHARE - DILUTED	$1.08	$1.68	$3.37	$3.87

WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	41,293	41,132	40,891	42,517
Diluted	52,500	52,892	52,334	54,233

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$139.6	$351.7
Trade accounts receivable - net	79.1	28.3
Receivables from associated companies	36.4	4.0
Product inventories	286.3	150.3
Work in process inventories	67.3	50.6
Supplies and other inventories	74.5	77.5
Derivative asset	58.5	32.9
Other	102.9	87.0

TOTAL CURRENT ASSETS	844.6	782.3
PROPERTIES	1,997.4	1,107.3
Allowances for depreciation and depletion	(298.5)	(222.4)

TOTAL PROPERTIES	1,698.9	884.9
OTHER ASSETS
Long-term receivables	39.5	43.7
Prepaid pensions	3.3	2.2
Deferred income taxes	77.6	107.0
Deposits and miscellaneous	80.2	83.7
Investments in ventures	257.0	7.0
Marketable securities	60.7	28.9

TOTAL OTHER ASSETS	518.3	272.5

TOTAL ASSETS	$3,061.8	$1,939.7

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$145.6	$139.0
Accrued employment costs	55.1	48.0
Other postretirement benefits	18.1	18.3
Accrued expenses	45.6	28.1
Income taxes	4.4	29.1
State and local taxes	25.7	25.6
Environmental and mine closure obligations	7.4	8.8
Payables to associated companies	7.8	3.4
Deferred revenue	42.9	62.6
Other	28.8	12.0

TOTAL CURRENT LIABILITIES	381.4	374.9
PENSIONS	111.8	140.4
OTHER POST RETIREMENT BENEFITS	135.2	139.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	119.2	95.1
DEFERRED INCOME TAXES	136.1	117.9
REVOLVING CREDIT FACILITY	390.0	-
TERM LOAN	200.0	-
CONTINGENT CONSIDERATION	100.0	-
DEFERRED PAYMENT	93.7	-
OTHER LIABILITIES	94.1	68.5

TOTAL LIABILITIES	1,761.5	935.8
MINORITY INTEREST	142.2	85.8
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES OUTSTANDING 161,160 SHARES (2006 - 172,300)	161.2	172.3
SHAREHOLDERS’ EQUITY
Common Shares - par value $.25 a share Authorized - 112,000,000 shares; Issued - 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	105.9	103.2
Retained earnings	1,227.7	1,078.5
Accumulated other comprehensive loss, net of tax	(79.0)	(169.9)
Cost of 25,479,084 Common Shares in treasury (2006 - 26,073,025 shares)	(274.5)	(282.8)

TOTAL SHAREHOLDERS’ EQUITY	996.9	745.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,061.8	$1,939.7

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions, Brackets Indicate Cash Decrease) Nine Months Ended September 30
	2007	2006
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$176.3	$210.1
Less: Income from discontinued operations	-	(0.3)

Income from continuing operations	176.3	209.8
Pensions and other postretirement benefits	(34.9)	(46.5)
Deferred income taxes	(22.8)	(3.8)
Derivatives and currency hedging	(6.0)	(25.2)
Excess tax benefit from share-based compensation	(4.0)	(1.2)
Depreciation and amortization	71.1	48.2
Minority interest	12.7	11.9
Share-based compensation	6.7	(2.7)
Environmental and closure obligations	1.7	0.7
Loss (gain) on sale of assets	1.2	(2.3)
Other	3.6	0.3
Changes in operating assets and liabilities:
Sales of marketable securities	-	9.9
Purchases of marketable securities	-	(3.7)
Product inventories	(129.2)	(80.8)
Other	4.6	113.8

Net cash from operating activities	81.0	228.4

INVESTING ACTIVITIES
Acquisition of PinnOak	(343.8)	-
Investment in ventures	(272.7)	(9.6)
Purchase of property, plant and equipment	(64.5)	(87.1)
Purchase of marketable securities	(53.6)	-
Redemption of marketable securities	17.7	-
Proceeds from sale of assets	3.2	3.9

Net cash used by investing activities	(713.7)	(92.8)

FINANCING ACTIVITIES
Borrowings under credit facilities	1,305.0	-
Repayment under credit facilities	(715.0)	-
Repayment of PinnOak debt	(159.6)	-
Excess tax benefit from share-based compensation	4.0	1.2
Contributions by minority interest	1.7	1.4
Proceeds from stock options exercised	0.1	0.6
Common Stock dividends	(15.5)	(15.1)
Preferred Stock dividends	(4.2)	(4.2)
Repayment of other borrowings	(2.6)	(1.0)
Repayment of capital lease obligations	(2.4)	(2.5)
Repurchases of Common Stock	(2.2)	(105.7)
Issuance costs of revolving credit	(1.0)	(1.0)

Net cash from (used by) financing activities	408.3	(126.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	12.3	0.8

CASH FROM (USED BY) CONTINUING OPERATIONS	(212.1)	10.1
CASH FROM DISCONTINUED OPERATIONS - OPERATING	-	0.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(212.1)	10.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351.7	192.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139.6	$203.2

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The unaudited condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including:

Name	Location	Ownership Interest
Northshore	Minnesota	100.0%
Pinnacle	West Virginia	100.0
Oak Grove	Alabama	100.0
Tilden	Michigan	85.0
Portman	Western Australia	80.4
Empire	Michigan	79.0
United Taconite	Minnesota	70.0

Intercompany accounts are eliminated in consolidation.

Our investments in ventures include our 30 percent equity interest in Amapa, a joint venture located in Brazil, our 45 percent effective interest in Sonoma, a joint venture located in Australia, our 23 percent equity interest in Hibbing, an unincorporated joint venture in Minnesota, and our 26.83 percent equity interest in Wabush, an unincorporated joint venture located in Canada, and Portman’s 50 percent non-controlling interest in Cockatoo Island.

Investments in joint ventures in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in unconsolidated ventures. However, as Sonoma is not operational, preproduction costs incurred to date are recorded in Miscellaneous-net on the Statements of Unaudited Condensed Consolidated Operations.

Our 30 percent ownership interest in Amapa, in which we do not have control but have the ability to exercise influence over operating and financial policies, is accounted for under the equity method. Accordingly our share of the results from Amapa are reflected as Equity loss from ventures on the Statements of Unaudited Condensed Consolidated Operations.

The following table presents the detail of our Investments in ventures and where those investments are classified on the Statements of Condensed Consolidated Financial Position. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Effective Interest Pecentage	September 30, 2007	December 31, 2006

Wabush *	Other liabilities	27	$(0.6)	$5.3
Hibbing	Other liabilities	23	(2.0)	(9.9)
Amapa	Investments in ventures	30	159.7	-
Sonoma	Investments in ventures	45	93.6	-
Cockatoo	Other current liabilities	40	(9.5)	(2.9)
Other	Investments in ventures		3.7	1.7

		Total investments	$244.9	$(5.8)

* Recorded as Investments in ventures at December 31, 2006

NOTE 2 – ACCOUNTING POLICIES

Revenue Recognition

North American Iron Ore

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified provisions of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our North American Iron Ore term supply agreements provide that title transfers to the customer when payment is received. Under some term supply agreements, we ship the product to ports on the lower Great Lakes and/or to the customer’s facilities prior to the transfer of title. Certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value until the product is consumed and the amounts are settled as an adjustment to revenue. Revenue in the third quarter and first nine months of 2007 included $0.4 million and $2.1 million, respectively, of unfavorable mark-to-fair value adjustments on derivative instruments related to 2006 sales. Revenue in the third quarter and first nine months of 2006 included $6.5 million and $20.8 million, respectively, of favorable mark-to-fair value adjustments on derivative instruments related to 2005 sales. Revenue from North American Iron Ore product sales in the third quarter included reimbursement for freight charges ($23.7 million in 2007 and $18.4 million in 2006) paid on behalf of customers and cost reimbursements ($51.3 million in 2007 and $45.5 million in 2006) from venture partners for their share of North American Iron Ore mine costs. Revenue from iron ore product sales for the first nine months included reimbursement for freight charges ($57.0 million in 2007 and $55.5 million in 2006) paid on behalf of customers and cost reimbursements ($150.3 million in 2007 and $136.3 million in 2006) from venture partners for their share of the first nine months of North American Iron Ore mine costs.

North American Coal

PinnOak recognizes revenue and a related receivable when title passes to the customers. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine or delivered to the customers’ adjacent processing facilities. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales since the July 31, 2007 acquisition included reimbursement for freight charges of $2.2 million, paid on behalf of customers.

Asia-Pacific Iron Ore

Portman’s sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel at the terminal.

Deferred Revenue

The terms of one of our North American Iron Ore pellet supply agreements require bi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. Revenue from this supply agreement is recognized when title has transferred upon shipment of pellets. Installment amounts received in excess of sales totaled $42.9 million and was recorded as Deferred revenue on the September 30, 2007 Statements of Condensed Consolidated Financial Position.

Two of our North American Iron Ore customers purchased and paid for a total of 1.2 million tons of pellets in December 2006 under terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped. The Company considered whether revenue should be recognized on these sales under the “bill and hold” guidance discussed in SEC Staff Accounting Bulletin No. 104 Topic No. 13, but because a fixed shipment schedule was not established prior to year-end, revenue recognition on these transactions, totaling $62.6 million, was deferred on the December 31, 2006 Statements of Condensed Consolidated Financial Position until the product was delivered in 2007.

Derivative Financial Instruments

Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options, designated as cash flow hedges, to hedge its foreign currency exposure for a portion of its sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. At September 30, 2007, Portman had $319.5 million of outstanding exchange rate contracts in the form of call options, collar options and forward exchange contracts with varying maturity dates ranging from October 2007 to July 2010, and a fair value adjustment of $30.2 million based on the September 30, 2007 exchange rate. We had $23.7 million and $6.3 million of foreign currency hedge contracts recorded as Derivative assets on the September 30, 2007 and December 31, 2006 Statements of Condensed Consolidated Financial Position, respectively. We also had $9.1 million and $3.6 million of foreign currency hedge contracts recorded as non-current assets as Deposits and miscellaneous on the Statements of Condensed Consolidated Financial Position at September 30, 2007 and December 31, 2006, respectively. Changes in fair value for highly effective hedges are recorded as a component of Accumulated other comprehensive loss on the Statements of Condensed Consolidated Financial Position. In the first nine months of 2007 and 2006, ineffectiveness resulted in a loss of $4.3 million and a gain of $1.3 million, respectively, which were recorded in Miscellaneous-net on the Statements of Unaudited Condensed Consolidated Operations.

Certain supply agreements with one customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative instrument and is required to be accounted for separately from the base contract price. The supplemental revenue is recognized at the point of sale on an estimated basis. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $26.1 million and $36.2 million in the third quarter of 2007 and 2006, respectively, and $55.7 million and $85.1 million in the first nine months of 2007 and 2006, respectively, as Iron Ore revenues in the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing provision, were $34.8 million and $26.6 million, respectively, on the September 30, 2007 and December 31, 2006 Statements of Condensed Consolidated Financial Position.

Inventories

The following table presents the detail of our Product inventories on the Statements of Condensed Consolidated Financial Position.

	(In Millions)
Location	September 30, 2007	December 31, 2006
North American Iron Ore	$257.0	$129.5
Asia-Pacific Iron Ore	25.3	20.8
North American Coal	4.0	-

Total	$286.3	$150.3

North American Iron Ore

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

Asia-Pacific Iron Ore

Product inventories are stated at the lower of cost or market. Cost of product inventories is determined using a weighted average method. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.

North American Coal

At acquisition, the fair value of PinnOak’s inventory was determined utilizing estimated selling price less costs to sell.

Preferred Stock

In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 66.1881 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $15.11 per share at September 30, 2007, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($16.62 at September 30, 2007; this threshold was met as of September 30, 2007). The satisfaction of this condition allows conversion of the preferred stock during the quarter ending December 31, 2007. As of September 30, 2007, 11,340 shares of preferred stock had been converted to 750,371 common shares, reducing our preferred issuance to $161.2 million.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of this Statement on our consolidated financial statements.

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

NOTE 3 – PINNOAK ACQUISITION

On July 31, 2007, we completed our acquisition of 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry. The purchase price of PinnOak and its subsidiary operating companies was $450 million in cash, of which $108.4 million is deferred until December 31, 2009, plus the non-cash assumption of approximately $160 million in debt, which was repaid at closing. The deferred payment has been discounted using a six percent credit-adjusted risk free rate and is recorded as $93.7 million of Deferred payment on the Statements of Condensed Consolidated Financial Position as of September 30, 2007. The purchase agreement also includes a contingent earn-out, which ranges from $0 to approximately $300 million dependent upon PinnOak’s performance in 2008 and 2009. The earn-out, if any, would be payable in 2010 and treated as additional purchase price. The assets acquired consist primarily of coal mining rights and mining equipment.

A portion of the purchase price for the acquisition was financed through both the Company’s Credit Agreement, dated June 23, 2007 and the subsequent Credit Agreement dated July 26, 2007. The July 26, 2007 Credit Agreement was replaced by the Multicurrency Credit Agreement dated as of August 17, 2007. See NOTE 4 – DEBT AND CREDIT FACILITY for further information.

PinnOak’s operations include two complexes comprising three underground mines – the Pinnacle and Green Ridge mines in southern West Virginia and the Oak

Grove mine near Birmingham, Alabama. Combined, the mines have rated capacity to produce in excess of seven million tons of premium-quality metallurgical coal annually.

The statements of condensed consolidated financial position of the Company as of September 30, 2007 reflect the acquisition of PinnOak, effective July 31, 2007, under the purchase method of accounting. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation resulted in an excess of fair value of acquired net assets over cost. As the acquisition involved a contingent earn-out, a liability has been recorded totaling $100 million, representing the lessor of the maximum amount of contingent consideration or the excess prior to the pro rata allocation of purchase price. The estimated purchase price allocation is preliminary and is subject to revision. A third party valuation of the assets acquired and liabilities assumed is being conducted, and the final allocation will be made when completed. The following represents the preliminary allocation of the aggregate purchase price as of July 31, 2007:

Assets	(In Millions)
Current assets	$77.2
Property, plant and equipment	133.0
Mineral rights	619.9
Other assets	3.6

Total assets	$833.7

Liabilities
Current liabilities	$61.3
Long-term liabilities	171.2

Total liabilities	232.5

Purchase price	$601.2

The following unaudited pro forma information summarizes the results of operations for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, as if the PinnOak acquisition had been completed as of January 1, 2006. The pro forma information gives effect to actual operating results prior to the acquisition. Adjustments made to cost of goods sold for depletion, inventory effects and depreciation for mining equipment, reflecting the preliminary allocation of purchase price to coal mining reserves, inventory and plant and equipment, interest expense and income taxes related to the acquisition, are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except Per Common Share)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Revenues	$642.2	$642.0	$1,644.0	$1,575.6
Income Before Cumulative
Effect of Accounting Change	$40.9	$96.2	$154.2	$206.7

Net Income	$40.9	$96.2	$154.2	$206.7

Earnings Per Common Share - Basic:
Before Cumulative Effect of Accounting Change	$0.99	$2.34	$3.78	$4.86

Earnings Per Common Share - Basic	$0.99	$2.34	$3.78	$4.86

Earnings Per Common Share - Diluted:
Before Cumulative Effect of Accounting Change	$0.75	$1.79	$2.87	$3.74

Earnings Per Common Share - Diluted	$0.75	$1.79	$2.87	$3.74

NOTE 4 – DEBT AND CREDIT FACILITY

On August 17, 2007, we entered into a five-year unsecured credit facility with a syndicate of 13 financial institutions, which replaced a $500 million credit facility scheduled to expire in 2011 and a $150 million credit facility scheduled to expire in 2008. The new facility provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in revolving loans, swing loans and letters of credit. Loans are drawn with a choice of interest rates and maturities, subject to the term of the agreement. Interest rates are either (1) a range from LIBOR plus .45 percent to LIBOR plus 1.125 percent based on debt and earnings or (2) the prime rate.

The Credit Agreement replaces our existing $500 million Multicurrency Credit Agreement dated June 23, 2006 between Cliffs and various lenders which was scheduled to expire June 23, 2011. The Credit Agreement also replaces a Credit Agreement dated July 26, 2007 among Cliffs and Bank of America as Administrative

Agent and Letter of Credit issuer, and the other lenders party thereto providing for a $150 million revolving credit facility scheduled to expire July 24, 2008. We incurred $0.8 million of expense, recorded in Other-net on the Statements of Unaudited Condensed Consolidated Operations, related to the accelerated write-off of debt issuance costs due to the replacement of the $500 million facility. The credit facility has financial covenants based on funded debt, earnings and interest expense. As of September 30, 2007, we were in compliance with the covenants in the credit agreement.

As of September 30, 2007, $390 million was drawn in revolving loans and the principle amount of letter of credit obligations totaled $10 million. We had $200 million drawn in term loans; $200 million of borrowing capacity was available under the $800 million credit facility. The weighted average interest rate on all of our debt was 6.17 percent as of September 30, 2007.

Portman is party to a A$40 million multi-option credit facility, which was finalized in April 2007. The facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia. At September 30, 2007, the outstanding bank commitments were A$12.4 million, reducing borrowing capacity to A$27.6 million. As of September 30, 2007, Portman was in compliance with the covenants in the credit facility.

NOTE 5 – OTHER INVESTMENTS

Amapa

On March 5, 2007, we acquired a 30 percent interest in Amapa, a Brazilian iron ore project (Amapa Project), through the acquisition of 100 percent of the shares of Centennial Amapa for $133.2 million. The remaining 70 percent of the Amapa Project is owned by MMX, which is managing the construction and operations of the Amapa Project while we are supplying supplemental technical support. Total project funding requirements are estimated to be $525 million, with approximately $395 million to be funded with project debt, which we guarantee our 30 percent share until the project meets certain performance criteria. As of September 30, 2007, approximately $23 million of project debt was guaranteed by Cliffs’ 100 percent subsidiary, Centennial Amapa. Total additional capital contributions of approximately $133 million (Company share $40 million) will be required to maintain the debt to equity ratio required under the loan agreements. As of September 30, 2007 capital contributions have totaled approximately $89 million (Company share $26.7 million).

The Amapa Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapa Project is currently under construction and is targeted to produce 6.5 million tonnes of fines products annually once fully operational. Production of sinter is expected to begin in late 2007. Commissioning of the concentrator is expected to occur in the first quarter of 2008.

Sonoma

On April 18, 2007, we executed agreements to participate in Sonoma, a coking and thermal coal joint venture located in Queensland, Australia. As of September 30, 2007, we invested $93.6 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing global demand. Our total investment in Sonoma is estimated to be $132 million, of which $114 million is expected to occur in 2007. Pursuant to a combination of interrelated agreements, our non-controlling participation will result in a 45 percent economic interest in the collective operations of Sonoma.

Sonoma is expected to commence production of marketable coal in late-2007. Production from Sonoma will include an approximately equal mix of hard coking coal and thermal coal.

NOTE 6 – SEGMENT REPORTING

As a result of the PinnOak acquisition, our operating segments have changed. Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore. The North American Iron Ore segment is comprised of our interests in six North American mines which provide iron ore to the integrated steel industry. The North American Coal segment, comprised of PinnOak, which was acquired on July 31, 2007, provides metallurgical coal to the integrated steel industry. The Asia-Pacific Iron Ore segment, comprised of our interests in Portman is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia-Pacific Coal operating segment is comprised of our 45 percent effective interest in the Sonoma Coal Project in Queensland, Australia, which is in the development stage. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapa interest in Brazil, which is also in the development stage. As a result, the Asia-Pacific Coal and Latin American Iron Ore operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

In the past, we have evaluated segment results based on segment operating income. As a result of the PinnOak acquisition and our focus on reducing production costs, we now evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. This measure of operating performance is an effective measurement as we continue to focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Revenues from product sales and services:
North American Iron Ore	$469.9	76%	$483.1	83%	$1,127.9	76%	$1,123.2	82%
North American Coal	33.9	5%	-	0%	33.9	2%	-	0%
Asia-Pacific Iron Ore	115.8	19%	97.0	17%	330.9	22%	249.5	18%

Total revenues from product sales and services for reportable segments	$619.6	100%	$580.1	100%	$1,492.7	100%	$1,372.7	100%

Sales margin:
North American Iron Ore	$101.9		$108.5		$243.6		$255.8
North American Coal	(15.9)		-		(15.9)		-
Asia-Pacific Iron Ore	21.3		24.0		71.0		60.8

Sales margin	107.3		132.5		298.7		316.6
Other operating income (expense)	(25.4)		(13.0)		(56.0)		(34.5)
Other income (expense)	(2.2)		5.2		6.2		10.4
Income from continuing operations before income taxes, minority interest and

equity loss from ventures	$79.7		$124.7		$248.9		$292.5

Depreciation and amortization:
North American Iron Ore	$10.2		$4.3		$30.0		$18.5
North American Coal	5.7		-		5.7		-
Asia-Pacific Iron Ore	12.8		12.5		35.4		29.7

Total depreciation and amortization	$28.7		$17.9		$71.1		$48.2

Capital additions:
North American Iron Ore	$13.1		$22.1		$54.3		$50.4
North American Coal	4.3		-		4.3		-
Asia-Pacific Iron Ore **	9.6		2.2		12.6		24.6

Total capital additions	$27.0		$24.3		$71.2	*	$75.0	**

*	There were $0.2 million of account payable and $6.5 million of capital leases entered into during the nine-month period ended September 30, 2007.
**	Excludes a $12.1 million reversal of prior year Asia-Pacific accounts payable at September 30, 2006.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2007	December 31, 2006
Segment assets:
North American Iron Ore	$1,068.3	$1,154.0
North American Coal	801.0	-
Asia-Pacific Iron Ore	1,029.4	785.7
All Other	163.1	-

Total assets	$3,061.8	$1,939.7

NOTE 7 – COMPREHENSIVE INCOME

Following are the components of comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$56.9	$89.1	$176.3	$210.1
Other comprehensive income:
Unrealized gain (loss) on securities - net of tax	0.3	(0.3)	3.6	7.5
Foreign currency translation	28.1	1.5	68.5	7.0
Amortization of net periodic benefit (cost), net of tax	(1.9)	-	5.0	-
Unrecognized gain (loss) on derivative financial instruments	6.4	(0.2)	13.8	2.7

Total other comprehensive income	32.9	1.0	90.9	17.2

Total comprehensive income	$89.8	$90.1	$267.2	$227.3

NOTE 8 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Following are the components of defined benefit pension and OPEB expense for the three-month and nine-month periods ended September 30, 2007 and 2006:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$3.2	$2.4	$8.5	$7.5
Interest cost	9.3	9.7	29.2	28.6
Expected return on plan assets	(11.8)	(10.6)	(35.3)	(31.9)
Amortization:
Unrecognized prior service costs	0.9	0.8	2.8	2.0
Net actuarial losses	1.0	5.0	7.8	12.4
Amortization of net obligation	-	(0.5)	-	(1.6)

Net periodic benefit cost	$2.6	$6.8	$13.0	$17.0

OPEB Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$0.6	$0.4	$1.5	$1.6
Interest cost	3.2	3.0	10.8	11.1
Expected return on plan assets	(2.5)	(2.0)	(7.6)	(6.1)
Amortization:
Unrecognized prior service credits	(1.4)	(1.4)	(4.2)	(4.2)
Net actuarial losses	0.7	2.0	4.9	7.2

Net periodic benefit cost	$0.6	$2.0	$5.4	$9.6

Pursuant to a 2003 asset purchase agreement with the previous owner, PinnOak assumed postretirement benefits for certain employees who will vest more than five years after the asset purchase date of June 30, 2003. Postretirement benefits for vested employees and those that will vest within the five-year period subsequent to the acquisition date remain obligations of U.S. Steel. PinnOak records a provision for estimated postretirement benefits for employees not covered by the asset purchase agreement with U.S. Steel based upon annual valuations prepared by outside actuaries.

NOTE 9 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $126.6 million and $103.9 million at September 30, 2007 and December 31, 2006, respectively. Payments in the first nine months of 2007 were $6.9 million (2006 - $13.0 million). Following is a summary of the obligations:

	(In Millions)
	September 30, 2007	December 31 2006
Environmental	$13.6	$13.0
Mine closure
LTVSMC	24.1	28.2
Operating mines	88.9	62.7

Total mine closure	113.0	90.9

Total environmental and mine closure obligations	126.6	103.9
Less current portion	7.4	8.8

Long term environmental and mine closure obligations	$119.2	$95.1

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is accrued in accordance with SFAS No. 5, Accounting for Contingencies. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

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

On November 13, 2006, the Cleveland-Cliffs Iron Company signed a tolling agreement with the EPA on behalf of itself and its corporate affiliates. On April 18, 2007, we, along with 25 other PRPs, received a group settlement demand for approximately $2.3 million. We, along with some of the other PRPs, attempted to negotiate a settlement with the U.S. Department of Justice. If the matter does not settle, we (along with the other non-settling parties) would face joint and several liability if the EPA is successful in the lawsuit, meaning that we could be held responsible to the U.S. Department of Justice for the entire amount of any judgment. On September 12, 2007, we, along with the other PRPs, received notice that settlement negotiations were concluded, the stay had been lifted and preparations for litigation were underway.

Portman

On May 14, 2007, the AEPA published a study in which it recommended the establishment of “A class reserves” for the protection of certain allegedly environmentally sensitive areas of Western Australia. Some of the proposed A class reserves overlap with mining tenements granted to Portman (the “Overlapping Areas”). The AEPA study has been submitted to the Minister for the Environment and Heritage.

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

Mine Closure

The mine closure obligations are for a closed operation, our four consolidated North American operating iron ore mines, our three consolidated North American operating coal mines (PinnOak), and for Portman. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million, which obligations have declined to $24.1 million at September 30, 2007.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We determined the PinnOak acquisition obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate of 6.0 percent for the initial estimates. The closure date for each PinnOak location was determined based on the exhaustion date of the remaining economic coal reserves. The accretion of the liability and amortization of the related fixed asset is recognized over the estimated mine lives for each location. The following summarizes our asset retirement obligation liability:

	(In Millions)
	September 30, 2007	December 31, 2006
Asset retirement obligation at beginning of year	$62.7	$52.5
Accretion expense	6.1	5.8
PinnOak acquisition	20.1
Revision in estimated cash flows		4.4

Asset retirement obligation at end of period	$88.9	$62.7

NOTE 10 – INCOME TAXES

Our total tax provision from continuing operations for the first nine months of 2007 of $56.8 million is comprised of $38.2 million related to our North American operations, primarily the United States, and $18.6 million related to our Asia-Pacific operations. Our expected effective tax rate for 2007 reflects benefits from deductions for percentage depletion in excess of cost depletion.

We recorded a deferred income tax valuation allowance in the third quarter of $7.9 million which was primarily related to a 2007 year-to-date loss of a non-tax consolidated Australian entity. At this time, it is not more-likely-than-not that such a loss can be utilized. The third quarter adjustment of $7.9 million represents total movement to the valuation allowance since December 31, 2006.

At September 30, 2007, cumulative undistributed earnings of our foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

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

The effects of applying this interpretation resulted in a decrease of $7.7 million to retained earnings as of January 1, 2007. At January 1, 2007, we had $15.6 million of unrecognized tax benefits recorded in Other Liabilities on the Statements of Condensed Consolidated Financial Position, of which $15.5 million, if recognized, would impact the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $7.2 million of accrued interest relating to the unrecognized tax benefits. During the nine months ended September 30, 2007, there were no significant changes in unrecognized tax benefits, nor do we anticipate any significant changes within the next twelve months.

Tax years that remain subject to examination are years 2003 and forward for the United States, 1993 and forward for Canada and 1994 and forward for Australia.

In July 2007, the new Michigan Business Tax (MBT), which provides a comprehensive restructuring of Michigan’s principal business tax regime, was signed into law. The MBT replaces the Michigan Single Business Tax that is scheduled to expire at the end of 2007. A $0.2 million deferred tax asset has been recorded in the third quarter to reflect the impact of the new tax.

NOTE 11 – STOCK PLANS

On July 27, 2007, at our annual meeting, shareholders adopted our 2007 ICE Plan. The 2007 ICE Plan authorizes up to 2,000,000 of our common shares to be issued as stock options, stock appreciation rights, or (“SARs”), restricted shares, restricted share units, retention units, deferred shares, performance shares or performance units. Each stock option and SAR will reduce the common shares available under the 2007 Incentive Plan by one common share. Each other award will reduce the common shares available under the 2007 ICE Plan by two common shares. The performance shares are intended to meet the requirements of Internal Revenue Code section 162(m) for deduction while the retention units are not.

The adoption of the 2007 ICE Plan resulted in the discontinuation of the various incentive compensation and long-term compensation programs we previously maintained, including the 1992 ICE Plan, the LTIP and the Cleveland-Cliffs Inc 2000 Retention Unit Plan, which we refer to collectively as the existing incentive plans. All outstanding awards under the existing incentive plans continue in effect in accordance with their terms and the terms of the existing incentive plans until vested or expiration.

NOTE 12 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$56.9	$89.1	$176.3	$210.1
Preferred stock dividends	1.4	1.4	4.2	4.2

Income applicable to common shares	$55.5	$87.7	$172.1	$205.9

Weighted average number of shares:
Basic	41.3	41.1	40.9	42.5
Employee stock plans	.3	.5	.3	.4
Convertible preferred stock	10.9	11.3	11.1	11.3

Diluted	52.5	52.9	52.3	54.2

Earnings per common share - Basic	$1.34	$2.13	$4.21	$4.84

Earnings per common share - Diluted	$1.08	$1.68	$3.37	$3.87

NOTE 13 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2007, are:

	(In Millions)
	Capital Leases	Operating Leases
2007 (October 1 - December 31)	$2.0	$4.3
2008	6.1	15.8
2009	5.5	14.4
2010	5.1	12.3
2011	5.1	8.2
2012 and thereafter	20.2	11.7

Total minimum lease payments	44.0	$66.7

Amounts representing interest	9.8

Present value of net minimum lease payments	$34.2

Total minimum capital lease payments of $44.0 million include $2.2 million and $41.8 million, for our North American Iron Ore segment and Asia-Pacific Iron Ore segment, respectively. Total minimum operating lease payments of $66.7 million include $52.5 million for our North American Iron Ore segment, $12.9 million for our Asia-Pacific Iron Ore segment and $1.3 million for our North American Coal segment.

NOTE 14 – SUBSEQUENT EVENTS

Effective October 19, 2007, we entered into a $100 million fixed rate swap to convert a portion of our floating rate debt into fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. Under the provisions of the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

On November 5, 2007, Cliffs received notification that 26,445 preferred shares were going to be converted into common shares.

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

OVERVIEW

Cleveland-Cliffs Inc, headquartered in Cleveland, Ohio, is an international mining company, the largest producer of iron ore pellets in North America, and a major supplier of metallurgical coal to the global steelmaking industry. We operate six iron ore mines located in Michigan, Minnesota and Eastern Canada, and three coking coal mines in West Virginia and Alabama. We own 80.4 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. We also have a 30 percent interest in the Amapa Project, a Brazilian iron ore project, and an effective 45 percent interest in the Sonoma Project, an Australian coking and thermal coal project.

As a result of our recent acquisition and investments in joint ventures, we have organized our business according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore. The Asia-Pacific Coal and Latin American Iron Ore businesses are in the developmental stages and have no material results. Cliffs Asia-Pacific headquarters are located in Perth, Australia. Cliffs International Mineração Brasil, Ltda. headquarters in Rio de Janeiro, Brazil and Cliffs Asia-Pacific Pty Limited headquarters in Perth, Australia provide technical and administrative support for Cliffs’ assets in Latin America and Australia, respectively, as well as provide services in respect of new business development in these regions. North American Coal headquarters are located in Canonsburg, Pennsylvania.

Offices in Duluth, Minnesota, house shared services groups supporting the North American business units. See NOTE 6 – SEGMENT REPORTING.

Growth Strategy

We expect to grow our business and presence as an international mining company by expanding both geographically and through the minerals that we mine and market. Recent investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as coal, illustrate the execution of this strategy.

Mineral Diversification – In addition to continuously evaluating acquisition targets and investment opportunities in iron ore, metallurgical and thermal coal, we also consider opportunities outside of these areas that could expand our position as a supplier of raw materials to the steelmaking industry. Additional minerals under consideration include manganese, molybdenum and platinum metals.

Geographic Diversification – We currently have producing assets in North America and Western Australia. Through recent growth projects such as Amapa, which provides entry into Latin America, and Sonoma in Eastern Australia, we are increasing our presence in markets outside of North America.

Our strategy also includes plans to capitalize on our unique technological expertise in the area of concentrating and processing lower-grade ores into high-quality products. An example of this is our recent alliance with Kobe Steel and license to use its patented ITmk3® iron-making technology. Used for the production of high-purity iron nuggets containing more than 96 percent iron, the ITmk3 process provides the means to create high-quality raw materials for electric arc furnaces (EAFs), a market we do not currently supply.

Amapa

On March 5, 2007, we acquired a 30 percent interest in Amapa, a Brazilian iron ore project (“Amapa Project”), through the acquisition of 100 percent of the shares of Centennial Amapa for $133.2 million. The remaining 70 percent of the Amapa Project is owned by MMX, which is managing the construction and operations of the Project while we are supplying supplemental technical support. Total project funding requirements are estimated to be $525 million, with approximately $395 million to be funded with project debt, which we guarantee our 30 percent share until the project meets certain performance criteria. As of September 30, 2007, approximately $23 million of project debt was guaranteed by Cliffs’ 100 percent subsidiary, Centennial Amapa. Total additional capital contributions of approximately $133 million (Company share $40 million) will be required to maintain the debt to equity ratio required under the loan agreements. As of September 30, 2007 capital contributions have totaled approximately $89 million (Company share $26.7 million).

The Amapa Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapa Project is currently under construction and is expected to produce 6.5 million tonnes of iron ore concentrate and sinter feed annually once fully operational. Production of sinter is expected to begin in late 2007. Commissioning of the concentrator is expected to occur in the first quarter of 2008. The current estimate for 2008 reflects product and sales of 4.8 million tonnes of fines product. Fines products are expected to be sold, pursuant to long-term supply agreements, to an owner-operator of an iron oxide pelletizing plant in the Kingdom of Bahrain and to MMX.

Sonoma

On April 18, 2007, we executed agreements to participate in Sonoma, a coking and thermal coal joint venture located in Queensland, Australia. As of September 30, 2007, we invested $93.6 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing global demand. Our total investment in Sonoma is estimated to be $132 million, of which $114 million is expected to occur in 2007. Pursuant to a combination of interrelated agreements, our non-controlling participation will result in a 45 percent economic interest in the collective operations of Sonoma.

Sonoma is expected to commence production of marketable coal in late-2007. Production from Sonoma will include an approximately equal mix of hard coking coal and thermal coal and will be shipped from Abbott Point in Queensland. Current plans call for Sonoma to commence production late in 2007 and to produce 2.0 to 2.3 million tonnes in 2008.

PinnOak

On July 31, 2007, we completed our acquisition of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry. For more information see NOTE 3 – PINNOAK ACQUISITION.

PinnOak’s operations include two complexes comprising three underground mines – the Pinnacle and Green Ridge mines in southern West Virginia and the Oak Grove mine near Birmingham, Alabama. Combined, the mines have the capacity to produce in excess of seven million short tons of premium-quality metallurgical coal annually.

Metallics

On June 19, 2007, we entered into an alliance whereby Kobe Steel, Ltd. agreed to license its patented ITmk3® iron-making technology to us. The alliance, which has a 10-year term, covers use of the proprietary process in the United States and Canada, Australia and Brazil, and may be expanded to include other geographic regions.

Used for the production of high-purity iron nuggets containing more than 96 percent iron, the ITmk3 process provides the means to create high-quality raw materials for electric arc furnaces (EAFs). Steel producers utilizing EAFs currently account for nearly half of North America’s steelmaking capacity. Kobe and Cliffs also agreed to participate on a joint-venture basis as strategic equity partners in a 500,000 ton-per-annum iron nugget facility to be constructed at our Empire Mine site in Michigan. Construction of the plant is expected to commence by early 2010.

On August 22, 2007, IronUnits LLC and its 50/50 joint venture partner, Kobe Steel, Ltd., formed Michigan Iron Nugget LLC. This new entity is the first manifestation of the Cliffs/Kobe alliance and will oversee the feasibility stage of building a commercial iron nugget plant in Marquette County, Michigan.

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

On August 30, 2007, Dofasco provided notice to the Company and Stelco that it was exercising its right of first refusal to purchase the Company’s and Stelco’s interest in the Wabush Mines Joint Venture. The terms of the sale to Dofasco are to match those in Consolidated Thompson’s offer and the transaction with Dofasco is expected to close by year-end. We expect to record a pre-tax gain in the range of $5 million to $10 million upon completion of the transaction.

Sale of Cliffs Synfuel Corporation

On June 12, 2007, we entered into an agreement providing for the sale of all of the shares of Cliffs’ wholly owned subsidiary, Cliffs Synfuel Corporation (Synfuel). Under the agreement, Oil Shale Exploration Company-Skyline, LLC (OSEC) would acquire 100 percent of Synfuel for $24 million. As additional consideration for the stock, a Perpetual Nonparticipating Royalty interest is granted from OSEC to Cliffs, initially equal to $.02 per barrel of shale oil and $.01 per barrel of shale oil produced from lands covered by existing State of Utah oil shale leases, plus 25 percent of royalties from conventional oil and gas operations. Completion of the transaction is subject to due diligence and execution of deeds. We expect to record a gain upon completion of the transaction, which is expected in the first quarter of 2008.

Pursuant to the terms of the Share Purchase Agreement, on September 10, 2007, OSEC exercised its right to extend the due diligence period to November 15, 2007, by providing notice and an extension deposit of $.2 million. On October 12, 2007, the parties agreed to further extend the due diligence period to February 15, 2008 for an additional $.25 million deposit. Closing is expected to occur by February 29, 2008.

Sale of Cliffs Erie Property

Effective July 31, 2007, our wholly owned subsidiary, Cliffs Erie entered into an agreement for the sale of portions of the former LTV Steel Mining Company site located in the vicinity of Hoyt Lakes, Minnesota. Under the agreement, Mesabi Nugget Delaware, LLC would purchase and acquire (i) all of Cliffs Erie’s ownership interests (including mineral and surface rights) in certain real property; (ii) all of Cliffs Erie’s leasehold interest (including mineral and surface rights) as lessee in certain real property; (iii) all of Cliffs Erie’s existing easements, options, licenses, rights, tenements and privileges appurtenant or pertaining to the property to be sold; (iv) certain related tangible personal property; and (v) all of Cliffs Erie’s rights, duties, obligations and liabilities under certain permits pertaining to the property to be sold for a cash payment of approximately $18 million and the assumption of environmental and reclamation liabilities (other than certain excluded liabilities) associated with the property.

Completion of the transaction is subject to a number of closing conditions, including various consents and approvals of lessors and state agencies. Closing would occur 30 days after the satisfaction of all conditions precedent. We expect to record a gain upon completion of the transaction, which is expected in the fourth quarter of 2007.

RESULTS OF OPERATIONS

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended September 30, 2007:

	(In Millions)
	Three Months Ended September 30,		Change due to			Total change
			Sales price and rate	Sales volume	Freight and reimbursements
	2007	2006
Revenues from product sales and services	$469.9	$483.1	$2.9	$(27.2)	$11.1	$(13.2)
Cost of goods sold and operating expense	(368.0)	(374.6)	(2.5)	20.2	(11.1)	6.6

Sales margin	$101.9	$108.5	$.4	$(7.0)	$-	$(6.6)

Sales tons	6.1	6.5
Production tons - total	8.9	8.9
Production tons - Cliffs share	5.6	5.4

Following is a summary of North American Iron Ore results for the nine months ended September 30, 2007:

	(In Millions)
	Nine Months Ended September 30,		Change due to			Total change
			Sales price and rate	Sales volume	Freight and reimbursements
	2007	2006
Revenues from product sales and services	$1,127.9	$1,123.2	$10.6	$(21.4)	$15.5	$4.7
Cost of goods sold and operating expense	(884.3)	(867.4)	(16.9)	15.5	(15.5)	(16.9)

Sales margin	$243.6	$255.8	$(6.3)	$(5.9)	$-	$(12.2)

Sales tons	14.0	14.3
Production tons - total	25.8	25.6
Production tons - Cliffs share	16.4	15.9

The sales revenue decrease for the third-quarter was due to a sales volume decrease of 0.4 million tons, partially offset by higher freight and venture partners’ reimbursements. The sales revenue increase in the first nine months was due to higher freight and venture partners’ reimbursements and higher sales price realizations, partially offset by a sales volume decrease of 0.3 million tons. The lower sales volume for the third quarter and first nine months was due to timing as customers performed maintenance on their blast furnaces.

These outages have been completed. A sales price increase of one percent in the third quarter and first nine months primarily reflected changes in customer mix and the net impact from several contractual price-adjustment factors. Included in the first nine-months revenues were 2.5 million tons of 2007 sales at 2006 contract prices. We recorded $3.6 million of unfavorable revenue adjustments related to 2006 sales in the first nine months of 2007, including $2.1 million of mark-to-fair value adjustments of derivative instruments.

The cost of goods sold and operating expense decrease in the third quarter was primarily due to lower volume, $20.2 million. The first nine months cost increase was primarily due to higher maintenance costs, higher energy and supply rates and usage, higher diesel fuel and labor usage and increased freight and venture partners’ costs, largely offset by lower sales volume. The first nine months cost of goods sold and operating expenses also benefited from a credit of $9.0 million related to a settlement with WEPCO. See Wisconsin Electric Power Company Disputes for more information.

Production

Following is a summary of iron ore production tonnage for 2007 and 2006:

	(In Millions) (1)
	Third Quarter		First Nine Months		Full Year
	2007	2006	2007	2006	2007*	2006
Mine
Empire	1.1	1.1	3.6	3.6	4.9	4.9
Tilden	2.0	1.8	5.7	5.2	7.7	6.9
Hibbing	2.0	2.2	5.3	6.3	7.5	8.3
Northshore	1.3	1.3	3.9	3.8	5.1	5.1
United Taconite	1.3	1.4	3.9	3.8	5.3	4.3
Wabush	1.2	1.1	3.4	2.9	4.7	4.1

Total	8.9	8.9	25.8	25.6	35.2	33.6

Cliffs’ share of total	5.6	5.4	16.4	15.9	22.0	20.8

* Estimate

(1) Tons are long tons of pellets of 2,240 pounds

The decrease in Hibbing’s production for the nine-month period was a result of the shutdown in late February 2007 due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The production loss totaled approximately .8 million tons (Company share, .2 million tons), requiring Cliffs to reduce its 2007 Hibbing production estimates.

Year-over-year production at Tilden and United Taconite are expected to increase 0.8 million tons and 1.0 million tons, respectively, as Tilden benefits from major maintenance work and operating improvements performed in the prior year, and United Taconite recovery from last year’s electrical accident.

Production at Wabush through September 30, 2007, was higher than the same period in 2006 as a result of pit design improvements to mitigate dewatering issues.

We reinitiated construction activity to restart an idled pellet furnace at the Northshore facility that will increase capacity by approximately 0.6 million tons of pellets in 2008 and 0.8 million tons to our annual capacity thereafter.

Asia-Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2007:

	(In Millions)				Total change
	Three Months		Change due to
	Ended September 30,		Sales price and rate	Sales volume
	2007	2006
Revenues from product sales and services	$115.8	$97.0	$8.7	$10.1	$18.8
Cost of goods sold and operating expense	(94.5)	(73.0)	(14.0)	(7.5)	(21.5)

Sales margin	$21.3	$24.0	$(5.3)	$2.6	$(2.7)

Sales tons	2.1	1.9
Production tons - total	2.1	2.1

Following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2007:

	(In Millions)				Total change
	Nine Months Ended September 30,		Change due to
			Sales price and rate	Sales volume
	2007	2006
Revenues from product sales and services	$330.9	$249.5	$30.4	$51.0	$81.4
Cost of goods sold and operating expense	(259.9)	(188.7)	(32.6)	(38.6)	(71.2)

Sales margin	$71.0	$60.8	$(2.2)	$12.4	$10.2

Sales tons	6.2	5.2
Production tons - total	6.3	5.4

The revenue increases were primarily due to the effect of a .2 million tonne sales volume increase for the quarter, a 1.1 million tonne increase for the first nine months and higher sales prices for both periods. The increase in sales and production primarily reflected the completion of the two-million-tonne per annum expansion project at Koolyanobbing in late 2006. Sales prices in the first nine months of 2007 increased 10.1 percent, primarily reflecting the impact of an increase recognized on 2007 benchmark iron ore prices.

The year-over-year cost increases in both the third quarter and the first nine months, primarily reflected increased maintenance costs and labor costs, changeover costs associated with a new mining contractor, changes in foreign currency exchange rates and volume increases attributable to the expansion.

Production

Following is a summary of iron ore production tonnage for 2007 and 2006:

	(In Millions) (1)
	Third Quarter		Nine Months		Full Year
	2007	2006	2007	2006	2007*	2006
Mine
Koolyanobbing	1.9	1.9	5.8	4.9	7.4	7.0
Cockatoo Island	.2	.2	.5	.5	.7	.7

Total	2.1	2.1	6.3	5.4	8.1	7.7

* Estimate

(1) Tonnes are metric tons of 2,205 pounds. Cockatoo production reflects our 50 percent share

The increase in production primarily reflected the completion of the expansion at Koolyanobbing in late 2006. Production at Cockatoo Island is expected to continue into the second quarter of 2008, with shipments to end in the third quarter of 2008.

In July 2007, Portman was notified that its exploration and mining rights under two leases would not be extended beyond July 3, 2007. The mining leases permit Portman to explore for and mine iron ore on mining tenements north of Portman’s Koolyanobbing operations, including the rights to 4.5 million tonnes of iron ore reserves. Portman has advised the lessor that it does not agree that its rights have ceased or that the lessor is entitled to ownership of the two mining leases. At this point in time it is not possible to assess the impact of the potential loss of the reserves on Portman’s operations.

North American Coal

Following is a summary of North American Coal results since the July 31, 2007 acquisition:

(In Millions, except tonnage)
Two Months Ended September 30, 2007
Revenues from product sales and services	$33.9
Cost of goods sold and operating expense	(49.8)

Sales margin	$(15.9)

Sales tons (in thousands)	447
Production tons - total (in thousands)	341

In August, production at the Company’s Pinnacle Mine in West Virginia slowed as a result of sandstone intrusions encountered within the coal panel being mined at the time. This slowdown prompted the operating decision in late September to move the mine’s longwall plow system to another panel. In mid-October, the plow system was brought back into production.

The slow down and resulting lack of leverage over fixed costs, such as labor, power, supply costs and repairs and maintenance contributed to a $15.9 million loss of sales margin.

Production

Following is a summary of coal production tonnage for 2007:

	(In Thousands) 2007
	Two Months Ended September 30,	Five Months Ended December 31,**
Mine*
Oak Grove	203	494
Pinnacle	64	439
Green Ridge	74	131

Total	341	1,064

*Results since the July 31, 2007 acquisition.
**Estimate

Other operating income (expense)

The pre-tax earnings changes for the third quarter and first nine months of 2007 versus the comparable 2006 periods also included:

•

Higher administrative, selling and general expense of $7.4 million in the quarter and $17.2 million in the first nine months primarily reflected increased outside professional service fees, higher legal fees and higher employment costs related to our expanding business.

•	Customer bankruptcy recoveries in 2006 of $3.9 million in the third quarter and $4.1 million for the first nine months.

•	A casualty recovery of $3.2 million in the first nine months of 2007 reflected the recovery of a portion of our deductible related to a flood at the Tilden and Empire mines in 2003.

•

Higher miscellaneous-net of $2.2 million in the quarter and $5.1 million in the first nine months primarily reflected increased mark-to-market currency hedging losses at Portman and higher business development expenses, partially offset by PCB spill costs at Tilden, $4.5 million, recorded in the first nine months of 2006.

Other income (expense)

•	Higher interest income of $1.1 million in the quarter and $3.2 million in the first nine months reflected average higher cash and investment balances and higher average interest rates at Portman.

•

Higher interest expense of $6.9 million in the quarter and $8.2 million in the first nine months primarily reflected borrowings from the credit facility to fund the acquisition of PinnOak and investments in Sonoma and Amapa.

•	Decrease in other – net of $1.6 million in the quarter and an increase of $0.8 million in the first nine months primarily reflected gains on sales of assets.

Income Taxes

Our total tax provision from continuing operations for the first nine months of 2007 of $56.8 million is comprised of $38.2 million related to North American operations, primarily the United States, and $18.6 million related to Asia-Pacific operations. Our 2007 effective tax rate related to continuing operations is approximately 23 percent. The effective rate primarily reflected the combination of the statutory 30 percent rate on Australian earnings and reductions from the United States federal statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and cash equivalents of $139.6 million. In addition, we had $200 million of availability under the $800 million unsecured credit agreement.

Following is a summary of cash flows for the first nine months of 2007 and 2006:

	(In Millions)
	2007	2006
Acquisition of PinnOak (net of $2.6 million of cash acquired)	$(343.8)	$
Investment in ventures	(272.7)		(9.6)
Capital expenditures	(64.5)		(87.1)
Net purchase of marketable securities	(35.9)
Dividends on common and preferred stock	(19.7)		(19.3)
Repurchases of common stock	(2.2)		(105.7)
Net borrowings under revolving credit facility	430.4
Cash from operating activities	81.0		228.4
Effect of exchange rate changes on cash	12.3		.8
Other	3.0		2.6

Increase (decrease) in cash and cash equivalents from continuing operations	(212.1)		10.1
Cash provided by discontinued operations			.3

Increase (decrease) in cash and cash equivalents	$(212.1)		$10.4

The PinnOak transaction required a cash outlay of $343.8 million for the purchase price plus the non-cash assumption of $159.6 million of debt, which was repaid at closing. For more information refer to NOTE 3 – PINNOAK ACQUISITION.

Investment in ventures included $163.1 million for Amapa and $93.6 million for Sonoma. Other capital expenditures through September 30, 2007 were $64.5 million, of which $6.1 million related to Asia-Pacific Iron Ore.

The $147.4 million decrease in cash from operating activities compared with the prior year is principally due to decreases in trade payables and accrued expenses, $70.5 million, increases in product inventories, $48.4 million and lower net income, $33.8 million. At September 30, 2007, we had 6.3 million tons of pellets in North American Iron Ore inventory, compared with 4.9 million tons at September 30, 2006. The increase from 2006 is primarily the result of entering the year with higher inventories and higher production. At September 30, 2007, Portman had 1.0 million tonnes of finished product inventory, 0.1 million tonnes higher than the end of the 2006 third quarter. PinnOak had 0.1 million tons of coal inventory as of September 30, 2007.

For the year 2007, we expect our investment in Sonoma to approximate $96 million. Our share of remaining Amapa project expenditures will be financed with project debt, which we guarantee our share until the project meets certain performance criteria. We will be responsible for 30 percent of any future capital contributions.

Capital expenditures at our North American Iron Ore, PinnOak and Portman operations are estimated to be $110 million.

In August, 2007, we entered into a five-year unsecured credit facility. See NOTE 4 – DEBT AND CREDIT FACILITY for further information. The new facility provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in loans, swing loans and letters of credit.

As of September 30, 2007, $390 million was drawn in loans and the principle amount of letter of credit obligations totaled $10 million. We had $200 million drawn in term loans; $200 million of borrowing capacity was available under the $800 million credit facility.

Portman entered into a A$40 million multi-option credit facility, which was finalized in April 2007. At September 30, 2007, the outstanding bank commitments were A$12.4 million, reducing borrowing capacity to A$27.6 million. See NOTE 4 – DEBT AND CREDIT FACILITY for further information.

Following is a summary of our common shares outstanding:

	2007	2006
March 31	41,025,412	43,797,072
June 30	41,020,111	42,170,090
September 30	41,832,680	41,238,739
December 31		40,905,350

On July 11, 2006, the Board of Directors authorized a two million common share repurchase program. With the exception of $2.2 million for shares repurchased in December 2006 and subsequently settled in January 2007, there were no common stock repurchases in the first nine months of 2007.

POINT BEACH NUCLEAR POWER PLANT

On December 19, 2006 WEPCO entered into an Asset Sale Agreement to sell its Point Beach Nuclear Plant. In conjunction with the sale, the parties to the transaction also negotiated a long-term Power Purchase Agreement (PPA) whereby WEPCO would purchase the capacity, energy, and ancillary services from Point Beach.

On September 25, 2007, the MPSC issued its Opinion and Order and determined that all of WEPCO’s Michigan customers, including the Mines, should share in the distribution of proceeds resulting from the sale. The MPSC directed WEPCO to calculate an equal mills per kilowatt-hour (kWh) credit to be applied to customers’ bills for 18 monthly billing cycles following the close of the Point Beach Nuclear Plant sale. The MPSC directed WEPCO to file a report within two weeks after the transaction close describing the amount of net proceeds and its credit calculation.

On October 12, 2007, WEPCO filed its report. The report estimates a total of approximately $882 million in net proceeds resulting from the transfer of ownership. After setting aside $70 million in a reserve fund, and allocating the proceeds among WEPCO’s Wisconsin, Michigan, and federal jurisdictions, WEPCO identified approximately $56 million to be distributed to its Michigan customers over 18 months, with a true-up to take place in a future rate case to address any outstanding balance thereafter. WEPCO proposes to distribute these funds through a $0.01346/kWh credit to be applied based on future consumption by its customers beginning in December 2007. Based on WEPCO’s proposal and the current projected electricity usage, we expect to receive approximately $25 million to $30 million in reduced electricity charges in 2008.

OAK GROVE MINE (“Oak Grove”) THREATENED PATTERN OF VIOLATION

Oak Grove is an underground coal mine that we acquired as part of the acquisition of PinnOak. Oak Grove is located in Adger, Alabama. On October 2, 2007, Oak Grove received correspondence from MSHA notifying Oak Grove that the Acting District Manager for MSHA District II believed that a Pattern of Potential Violations continued to exist at Oak Grove. Oak Grove was given ten days within which to provide written comments to the Administrator for Coal Mine Safety and Health in response to the District Manager’s final report. Oak Grove provided written comments to MSHA on October 11. The Administrator for Coal Mine Safety and Health has thirty days from receipt of the District Managers’ report to make a determination as to whether to issue to Oak Grove a notice of a Pattern of Violations. No notice has been issued to date.

UNITED TACONITE INSURANCE RECOVERY

On October 12, 2006, production at the United Taconite processing plant was temporarily curtailed as a result of the loss of electrical power resulting from two electrical explosions. Repairs to the plant’s Line 2 were completed and full production resumed in January 2007. Efforts continue in respect to insurance recoveries related to the incident. A settlement with insurers on the property loss is expected to be reached in the fourth quarter of 2007. Discussions are continuing with respect to business interruption recoveries.

WISCONSIN ELECTRIC POWER COMPANY DISPUTES

On May 3, 2007, Empire and Tilden (the “Mines”) and WEPCO settled their dispute over energy charges. Under the terms of the Settlement Agreement and Release (the “Settlement”), the Mines received $32.5 million from escrow and paid $9.0 million to WEPCO. Additionally, WEPCO paid the Mines a rebate for over-the-cap payments of $2.6 million. As a result of the settlement, we recognized a $9.0 million pre-tax gain in the second quarter of 2007. In addition, under the Settlement, the Mines will be billed for electric service from April 1, 2007 at the same rate as provided in the interim agreement. Upon termination of this arrangement December 31, 2007, the Mines will be subject to applicable tariffs approved by the Michigan Public Service Commission (“MPSC”).

Additionally, on April 30, 2007, the Mines and WEPCO entered into an additional settlement agreement whereby the tariff rate to be charged after December 31, 2007 will be based under the MPSC industrial tariff. Any impact from either settlement agreement will not occur until 2008, when the current supply agreement terminates and the Mines’ electric energy supply is billed under the MPSC industrial tariff.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $2.6 million and $13.0 million for the third quarter and first nine months of 2007, respectively, compared with $6.8 million and $17.0 million for the comparable 2006 periods. The decrease in defined benefit pension expense is attributable to changes in asset returns and changes in the age and service lives of the workforce. See NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS for additional information.

OPEB expense totaled $.6 million and $5.4 million for the third quarter and first nine months of 2007, respectively, compared with $2.0 million and $9.6 million for the comparable 2006 periods. The decrease in OPEB expense was due to changes in assumptions and lower loss amortization. The decrease in loss amortization is due to longer amortization periods reflecting increased remaining service lives of employees.

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

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

Interest for borrowings under our credit facility is a floating rate, dependent in part on the LIBOR rate, so we are exposed to the effects of interest rate changes. Based on $590 million in outstanding revolving and term loans at September 30, 2007, a 100 basis point change to the LIBOR rate would result in a change of $6.0 million to interest expense on an annual basis.

In October, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

The rising cost of energy and supplies are important issues affecting our North American iron ore production costs. Energy costs represent approximately 24 percent of our North American iron ore production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American iron ore mining ventures consumed approximately 7.0 million MMBTU’s of natural gas and 9.9 million gallons of diesel fuel in the first nine months of 2007. As of September 30, 2007, we purchased or have forward purchase contracts for 12.0 million MMBTU’s of natural gas (representing approximately 89 percent of estimated 2007 consumption) at an average price of $8.10 per MMBTU and 14.9 million gallons of diesel fuel at $2.10 per gallon for our North American iron ore mining ventures.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our North American iron ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At September 30, 2007, the notional amount of the outstanding forward contracts was $67.3 million, with an unrecognized fair value net loss of $2.1 million based on September 30, 2007 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $6.5 million.

Our share of pellets produced at the Wabush Mines operation in Canada represents approximately six percent of our North American iron ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to Miscellaneous – net on the Statements of Unaudited Condensed Consolidated Operations. At September 30, 2007, Portman had $319.5 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collars options and forward exchange contracts with varying maturity dates ranging from October 2007 to July 2010, and fair value adjustments of $30.2 million, based on the September 30, 2007 exchange rate. A one percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $.3 million and a one percent decrease would reduce the fair value and cash flow by approximately $4.1 million.

OUTLOOK

North American Iron Ore

Cliffs-managed 2007 North American Iron Ore pellet production is expected to approximate 35 million tons, with our share representing approximately 22 million tons. We anticipate North American Iron Ore sales for 2007 to be approximately 22 million tons. This includes an estimated 1.5 million tons of pellets which are expected to be purchased and paid for by customers at year-end under take or pay provisions of existing long-term supply agreements. We revised our expected North American revenue-per-ton increase to approximately two percent for the full year 2007 from 2006 levels primarily due to reduced prices for hot-band steel and its effect on our iron ore pricing calculations.

Primarily as a result of our business improvement initiatives, we expect 2007 North American Iron Ore unit production costs to increase approximately one percent from 2006.

In 2008, we expect to produce 21 million tons of pellets available for sale in our own account. This takes into consideration our tentative agreement to sell our interest in Wabush and the 0.8 million ton annual capacity expansion at Northshore.

Asia-Pacific Iron Ore

Asia-Pacific Iron Ore production volume is expected to be 8.1 million tonnes, which includes 0.7 million tonnes from Cockatoo Island. Asia-Pacific full-year 2007 sales volume is expected to be 8.2 million tonnes. We revised our expected Asia-Pacific revenue-per-tonne increase for 2007 to approximately 10 percent. This revision is due to greater than previously anticipated currency hedging benefits at Portman. In 2006, per-tonne revenue was $48.59.

As a result of the weaker U.S. dollar relative to the Australian dollar, combined with increased maintenance, labor and other costs, we revised our expected increase in Asia-Pacific Iron Ore unit production costs to approximately 15 percent from the 2006 cost of goods sold and operating expenses. We expect to produce 7.8 million tonnes of iron ore in 2008.

North American Coal

Our North American Coal is expected to produce 0.7 million tons of metallurgical coal in the fourth quarter of 2007, for a total of 1.1 million tons for the last five months of 2007. In 2008, we expect to produce 4.5 million tons of metallurgical coal.

We expect sales per ton to be approximately $73 in 2007. Cost per ton is expected to be approximately $100 primarily as a result of adverse geologic conditions at the Pinnacle Mine and increased costs related to mine development, integration and new regulatory standards. Due to increased mine planning and development timing, the addition of a third shift at our Oak Grove mine is expected to occur in the second half of 2008.

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	estimates of our economic iron ore and coal reserves;

•	our business and growth strategies;

•	our financing plans and forecasts; and

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

We did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training to consistently perform independent secondary reviews and to appropriately interpret and apply complex accounting standards. This material weakness, until our remediation efforts are completed and evaluated, has the potential to cause a material misstatement in the future.

Changes in internal controls over financial reporting

In our ongoing effort to remediate the material weakness in our financial closing and reporting process, as discussed in Item 9A “Control and Procedures” of the Annual Report on Form 10-K for the year ended December 31, 2006, we implemented additional process and personnel improvements during the quarter. However, management concluded that the control enhancements implemented to date have not been operating effectively for a sufficient period of time in order to fully remediate the material weakness.

Other than the foregoing, there have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 19, 2006 Wisconsin Electric Power Company (“WEPCO”) entered into an Asset Sale Agreement to sell its Point Beach Nuclear Plant to FPL Energy Point Beach, LLC. In conjunction with the sale, the parties to the transaction also negotiated a long-term Power Purchase Agreement (“PPA”) whereby WEPCO would purchase the capacity, energy, and ancillary services from Point Beach. On February 20, 2007, WEPCO filed an application with the Michigan Public Service Commission (“MPSC”) seeking approval of the PPA under Michigan law and designation of Point Beach as an eligible facility under the federal Public Utility Holding Company Act. The case determines the recovery of Point Beach’s costs in WEPCO’s regulated PSCR charges. The case also determines the process for distributing to WEPCO’s customers the proceeds from the sale.

On March 22, 2007, the Mines filed a Petition to Intervene, which was granted on March 29, 2007. The Company sought to ensure that WEPCO’s proposed sale and PPA transaction benefits the Mines, is in the public interest, and does not violate Michigan law. The Company also sought for the Mines to share in the distribution of proceeds. Despite efforts to negotiate a settlement, the case went to hearing on June 19-20, 2007, and Briefs and Reply Briefs were filed.

On September 25, 2007, the MPSC issued its Opinion and Order. In its Order, the MPSC granted WEPCO’s requested approvals. The MPSC also determined that all of WEPCO’s Michigan customers, including the Mines, should share in the distribution of proceeds resulting from the sale. The MPSC directed WEPCO to calculate an equal mills per kilowatt-hour (“kWh”) credit to be applied to customers’ bills for 18 monthly billing cycles following the closing of the transfer of ownership of the Point Beach Nuclear Plant. The MPSC directed WEPCO to file a report within two weeks of closing its sale transaction describing the amount of net proceeds and its credit calculation.

On October 12, 2007, WEPCO filed its report. The report estimates a total of $882 million in net proceeds resulting from the transfer of ownership. After setting aside $70 million in a reserve fund, and allocating the proceeds among WEPCO’s Wisconsin, Michigan, and federal jurisdictions, WEPCO identifies approximately $56 million to be distributed to its Michigan customers over 18 months, with a true-up to take place in a future rate case to address any outstanding balance thereafter. WEPCO proposes to distribute these funds through a $0.01364/kWh credit. On October 19, 2007, the Mines filed Comments urging the MPSC to find WEPCO’s report to be in violation of the MPSC’s September 25, 2007 Opinion and Order and requesting the MPSC to direct WEPCO to apply a higher credit. Absent a MPSC order, the $0.01364/kWh credit is expected to begin with the December 2007 billing cycle.

Oak Grove Mine (“Oak Grove”) Threatened Pattern of Violation

Oak Grove is an underground coal mine that we acquired as part of the acquisition of PinnOak. Oak Grove is located in Adger, Alabama. On October 2, 2007, Oak Grove received correspondence from MSHA notifying Oak Grove that the Acting District Manager for MSHA District II believed that a Pattern of Potential Violations continued to exist at Oak Grove. Oak Grove was given ten days within which to provide written comments to the Administration for Coal Mine Safety and Health in response to the District Manager’s final report. Oak Grove provided written comments to the Administrator for Coal Mine Safety and Health on October 11, 2007. The Administrator for Coal Mine Safety and Health has thirty days from receipt of the District Managers’ report to make a determination as to whether to issue to Oak Grove a notice of a Pattern of Violations. No notice has been issued to date.

Item 1A. Risk Factors

In our annual report on Form 10-K for the year ended December 31, 2006, we described the risks considered to be the most material to our business. See Item 1A. Risk Factors on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on May 25, 2007, for more detailed information regarding risk factors. Many of the risks in our Annual Report on Form 10-K regarding the iron ore and steelmaking industry are also relevant to coal. The following risk factors are specific to the coal industry and are in addition to and supplement the risk factors described in our Form 10-K for the year ended December 31, 2006.

A substantial majority of our North American coal sales are made under annual supply agreements.

In 2006, the majority of PinnOak’s coal sales volume was sold under annual supply agreements. These agreements typically cover a twelve-month period and must be renewed each year. We cannot be certain that we will be able to renew or replace existing coal supply agreements at the same price or with similar profit margins when they expire. A loss of sales to our existing coal customers could have a substantial negative impact on our sales, margins and profitability.

A defect in the title or the loss of a leasehold interest in certain property could limit our ability to mine our reserves or result in significant unanticipated costs.

We conduct a significant part of our mining operations on property that we lease. A title defect or the loss of a lease could adversely affect our ability to mine the associated reserves. As such, the title to property that we intend to lease or reserves that we intend to mine may contain defects prohibiting our ability to conduct mining operations. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs. In addition, some leases require us to pay minimum royalties. Our inability to satisfy those requirements may cause the leasehold interest to terminate.

Underground mining is subject to increased safety regulation and may require us to incur additional cost.

Recent mine disasters have led to the enactment and consideration of significant new federal and state laws and regulations relating to safety in underground coal mines. These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training. Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations have been implemented. These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

Mining is complex due to geological characteristics of the region.

The geological characteristics of coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. These factors could materially adversely affect the mining operations and cost structures of, and customers’ ability to use coal produced.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards, which are continually under review by international, federal and state agencies, related to coal combustion. As a result, they may switch to other fuels, which would affect the volume of our sales.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from the steelmaking process could increase the costs of using coal thereby reducing demand for coal as a fuel source, the volume of our coal and price.

Coal mining is subject to conditions or events beyond our control, which could cause our financial results to deteriorate.

Our North American coal mining operations are underground mines. These mines are subject to conditions or events beyond our control that could disrupt operations and affect production and the cost of mining at particular mines for varying lengths of time. These conditions or events may have a significant impact on our operating results. Conditions could include:

•	Variations in thickness of the layer, or seam, of coal;

•	Amounts of rock and other natural materials intruding into the coal seam and other geological conditions that could affect the stability of the roof and side walls of the mine;

•	Equipment failures, repairs or unavailability;

•	Explosions, fires, unplanned falls and other accidents; and

•	Weather conditions.

We are subject to extensive governmental regulation, which imposes and will continue to impose, significant cost and liabilities on us, and future regulation could increase those costs and liabilities or limit our ability to produce coal product.

We maintain extensive coal refuse areas and slurry impoundments at a number of our mining complexes. Such areas and impoundments are subject to extensive regulation. Slurry impoundments could fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage,” which we refer to as AMD. The treating of AMD can be costly. Although we do not currently face material costs associated with AMD, it is possible that we could incur significant costs in the future.

Our Oak Grove mine may be placed on the Pattern of Violations by MSHA.

Our Oak Grove mine has been notified by MSHA that it might be placed on the Pattern of Potential Violations. If Oak Grove is placed on the Pattern of Violations, it will be subject to a higher level of regulatory enforcement that could potentially negatively impact its operations, reducing production and increasing our costs.

We must obtain governmental permits and approvals for mining and drilling operations, which can be a costly and time consuming process and can result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, we are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for, or production of, coal may have on the environment. Further, the public may comment on or otherwise engage in the permitting process, including through the intervention in the courts. Accordingly, our permits may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our mining operations or to do profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On July 31, 2007, August 31, 2007 and September 14, 2007, pursuant to the Cleveland-Cliffs Inc VNQDC Plan the Company sold a total of 60 shares of common stock, par value $.25 per share, of Cleveland-Cliffs Inc (Common Shares) for an aggregate consideration of $4,254.11 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the

Securities Act of 1933 pursuant to an election made by two mine managers under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2007	256(2)	85.04	-	1,247,700
August 1-31, 2007	-		-	1,247,700
September 1 - 30, 2007	-		-	1,247,700

Total	256	85.04	-	1,247,700

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of two million outstanding Common Shares. There were no repurchases in the third quarter under this program.

(2)

On July 16, 2007, the Company acquired 256 shares from an employee in connection with restrictions lapsing on a restricted stock grant. The shares were repurchased to satisfy the tax withholding obligations of that employee.

Item 6. Exhibits

(a)	List of Exhibits-Refer to Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date: November 6, 2007	By	/s/ Laurie Brlas
Laurie Brlas
Senior Vice President,
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit

2(a)

#** Unit Purchase Agreement by and among Cleveland-Cliffs Inc and PinnOak Resources, LLC, The Regent Investment Company, L.P., Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)1, L.P., Questor Partners Fund II AIV-1, LLC, Questor General Partner II, L.P. and PinnOak Resources Employee Equity Incentive Plan, LLC dated June 14, 2007 (filed as Exhibit 2(a) to Form 10-Q of Cleveland-Cliffs Inc on August 3, 2007 and incorporated by reference)

Not Applicable

4(a)

Credit Agreement among Cleveland-Cliffs Inc and various lenders and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer dated July 26, 2007 (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc on August 3, 2007 and incorporated by reference) This agreement was replaced by the Multicurrency Credit Agreement listed as Exhibit 4(b) of this Form 10-Q.

Not Applicable

4(b)

Multicurrency Credit Agreement entered into as of August 17, 2007 among Cleveland-Cliffs Inc, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, and 11 other financial institutions (filed as Exhibit 4(a) to Form 8-K of Cleveland-Cliffs Inc on August 20, 2007 and incorporated by reference)

Not Applicable

10(a)

* Cleveland-Cliffs Inc Executive Management Performance Incentive Plan effective January 1, 2007 (filed as Annex C to the Proxy Statement of Cleveland-Cliffs Inc on June 15, 2007 and incorporated by reference)

Not Applicable

# The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of this Report.

10(b)	* Cleveland-Cliffs Inc 2007 Incentive Equity Plan effective January 1, 2007 (filed as Annex B to Proxy Statement of Cleveland-Cliffs Inc on June 15, 2007 and incorporated by reference)	Not Applicable

10(c)

* Form of 2007 Participant Grant and Agreement under the 2007 Incentive Equity Plan effective January 1, 2007 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc on August 3, 2007 and incorporated by reference)

Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of November 6, 2007

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President, Chief Financial Officer for Cleveland-Cliffs Inc, as of November 6, 2007

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of November 6, 2007

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President, Chief Financial Officer for Cleveland-Cliffs Inc, as of November 6, 2007

Filed Herewith

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of this Report.