Form 10-K
period 2007-12-31
CLEVELAND CLIFFS INC
filed 2008-02-29
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-8944

Cleveland-Cliffs Inc

(Exact name of registrant as specified in its charter)

Ohio	34-1464672
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1100 Superior Avenue, Cleveland, Ohio	44114-2544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 694-5700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $0.25 per share	New York Stock Exchange and Chicago Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).     Yes  ☐            No  ☒

As of June 30, 2007, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $77.67 per share as reported on the New York Stock Exchange —Composite Index was $3,168,982,680 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

The number of shares outstanding of the registrant’s Common Shares, par value $0.25 per share, was 45,167,824 as of February 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held on May 13, 2008 are incorporated by reference into Part III.

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company”, “we”, “us”, “our” and “Cliffs” are to Cleveland-Cliffs Inc and subsidiaries, collectively. References to “A$” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
AEPA	Australian Environmental Protection Authority
Algoma	Algoma Steel Inc.
Amapa Project	MMX Amapá Mineração Limitada
ASC	American Steamship Company
AOC	Administrative Order by Consent
APBO	Accumulated other postretirement benefit obligation
ARB	Accounting Research Bulletin
ARS	Auction rate securities
BHP	BHP Billiton
CAC	Cliffs Australia Coal Pty Ltd.
CAL	Cliffs and Associates Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Centennial Amapa	Centennial Asset Participações Amapá S.A.
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Cockatoo Island	Cockatoo Island Joint Venture
Directors’ Plan	1996 Nonemployee Directors’ Compensation Plan, as amended and restated 1/1/2005
Dofasco	ArcelorMittal Dofasco Inc.
EAF	Electric arc furnace
East Greenfield	East Greenfield Investors, LLC
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
Ferrominera	C.V.G. Ferrominera Orinoco C.A. of Venezuela
FIN	FASB Interpretation Number
F.O.B.	Free on board
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
GAM	Group Annuity Mortality
HAP	Hazardous air pollutants
HBI	Hot Briquette Iron
Hibbing	Hibbing Taconite Company
ICE	Incentive Equity Plan
IRS	Internal Revenue Service
ISO	International Standards Organization
Ispat	Ispat Inland Steel Company
JORC	Joint Ore Reserves Code
Kobe Steel	Kobe Steel, LTD.
kWh	Kilowatt hours
Laiwu	Laiwu Steel Group, Ltd.
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTI	Lost Time Injuries
LTIFR	Lost Time Injury Frequency Rate

Abbreviation or acronym	Term
LTVSMC	LTV Steel Mining Company
MACT	Maximum Achievable Control Technology
MDEQ	Michigan Department of Environmental Quality
MMBTU	Million British Thermal Units
MMX	MMX Minerção e Metalicos S.A.
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MSHA	Mine Safety and Health Administration
NBCWA	National Bituminous Coal Wage Agreement
NDEP	Nevada Department of Environmental Protection
NLRB	National Labor Relations Board
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
PBO	Projected Benefit Obligation
PCB	Polychlorinated Biphenyl
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	Cliffs North American Coal LLC (f/k/a PinnOak Resources, LLC)
PolyMet	PolyMet Mining Inc.
Portman	Portman Limited
PPI	Producers Price Indices
PRP	Potentially responsible party
QCoal	QCoal Pty Ltd
Renewafuel	Renewafuel, LLC
RONA	Return on net assets
RTWG	Rio Tinto Working Group
SAB	Staff Accounting Bulletin
SAR	Stock Appreciation Rights
SEC	United States Securities and Exchange Commission
Severstal	Severstal North America, Inc.
SFAS	Statement of Financial Accounting Standards
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Sonoma Sales	Sonoma Sales Pty Ltd
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
TSR	Total Shareholder Return
UMWA	United Mineworkers of America
United Taconite	United Taconite LLC
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WCI	WCI Steel Inc.
Weirton	Weirton Steel Corporation
WEPCO	Wisconsin Electric Power Company

PART I

Item 1.    Business.

Introduction

Founded in 1847, Cleveland-Cliffs is an international mining company, the largest producer of iron ore pellets in North America and a supplier of metallurgical coal to the global steelmaking industry. The Company operates six iron ore mines in Michigan, Minnesota and Eastern Canada, and three coking coal mines in West Virginia and Alabama. Cliffs also owns 80.4 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. In addition, the Company has a 30 percent interest in the Amapá Project, a Brazilian iron ore project, and a 45 percent economic interest in the Sonoma Project, an Australian coking and thermal coal project.

Strategic Transformation

In recent years, we have undergone a strategic transformation to an international mining company from our historic business model as a mine manager for the integrated steel industry in North America. Through a series of acquisitions and joint venture partnerships, the transformation has included our pursuit of geographic and mineral diversification, with a focus on providing raw materials to the steelmaking industry.

In April 2005, we completed the acquisition of Portman. The acquisition increased our customer base in China and Japan and established our presence in the Australian mining industry.

In March 2007, we acquired a 30 percent interest in MMX Amapá Mineração Ltda., a Brazilian limited liability company developing an iron ore project (Amapá Project). The remaining 70 percent of the Amapá Project is owned by MMX, which also serves as the manager of the Amapá Project. In January 2008, Anglo-American plc entered into a period of exclusive discussions with the controlling shareholder of MMX to purchase a controlling interest in MMX’s current 51 percent interest in the Minas-Rio iron ore project and its 70 percent interest in the Amapá Project. The proposed transaction is subject to a number of terms and conditions, including MMX board and regulatory approvals and the negotiation of definitive transaction documents. MMX will be required to obtain security holder approval for completion of the transaction.

In April 2007, we completed the acquisition of a 45 percent economic interest in Sonoma in Queensland, Australia.

In June 2007, we entered into an alliance whereby Kobe Steel agreed to license its patented ITmk3® iron-making technology to us. The alliance, which has a 10-year term, provides Cliffs a technology to convert its low-grade iron ore reserves to high-purity iron nuggets that can be used in an electric arc furnace, a market in which we do not currently compete.

In July 2007, we completed our acquisition of PinnOak, a privately-owned U.S. mining company with three high-quality, low-volatile metallurgical coal mines. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry.

Business Segments

In the past, we evaluated segment results based on segment operating income. As a result of the PinnOak acquisition and our focus on reducing production costs, we now evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment.

We are currently organized into three reportable business segments: North America Iron Ore, North American Coal and Asia-Pacific Iron Ore. Financial information about our segments is included in Item 7 and NOTE 4 — SEGMENT REPORTING — included in Item 8 of this Annual Report on Form 10-K.

North American Iron Ore

We are the largest producer of iron ore pellets in North America and sell virtually all of our production to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 37 million tons of iron ore pellet production annually, representing approximately 45 percent of total North American pellet production capacity. Based on our percentage ownership of the North American mines we operate, our share of the rated pellet production capacity is currently 22.9 million tons annually, representing approximately 28 percent of total North American annual pellet capacity.

The following chart summarizes the estimated annual production capacity and percentage of total North American pellet production capacity for each of the North American iron ore pellet producers as of December 31, 2007:

North American Iron Ore Pellet

Annual Rated Capacity Tonnage

	Current Estimated Capacity (Gross Tons of Raw Ore in Millions)	Percent of Total North American Capacity
All Cliffs’ managed mines	37.0	45.3%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.6	17.9
Keewatin Taconite	5.4	6.6

Total U.S. Steel	20.0	24.5
ArcelorMittal USA Minorca mine	2.9	3.6

Total other U.S. mines	22.9	28.1
Other Canadian mines
Iron Ore Company of Canada	12.8	15.7
Quebec Cartier Mining Co.	8.9	10.9

Total other Canadian mines	21.7	26.6

Total North American mines	81.6	100.0%

We sell our share of North American iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions.

For the year ended December 31, 2007, we produced a total of 34.6 million tons of iron ore pellets, including 21.8 million tons for our account and 12.8 million tons on behalf of steel company owners of the mines.

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

Each of our North American iron ore mines are located near the Great Lakes or, in the case of Wabush, near the St. Lawrence Seaway, which is connected to the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to steelmakers in the U.S. or Canada.

North American Iron Ore Customers

Our North American Iron Ore revenues are derived from sales of iron ore pellets to the North American integrated steel industry, consisting of eight customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements is largely dependent on customer requirements, and in many cases, we are the sole supplier of iron ore pellets to the customer. Each agreement has a base price that is adjusted annually using one or more adjustment factors. Factors that can adjust price include international pellet prices, measures of general industrial inflation and steel prices. One of our supply agreements has a provision that limits the amount of price increase or decrease in any given year.

During 2007, 2006 and 2005, we sold 22.3 million, 20.4 million and 22.3 million tons of iron ore pellets, respectively, from our share of the production from our North American iron ore mines. The following five customers together accounted for a total of 83, 91 and 93 percent of North American Iron Ore Revenues from product sales and services for the years 2007, 2006 and 2005, respectively:

	Percent of Sales Revenues*
Customer	2007	2006	2005
ArcelorMittal USA	44%	44%	43%
Algoma	16	20	22
Severstal	10	13	12
U.S. Steel Canada	7	5	8
WCI	6	9	8

Total	83%	91%	93%

*	Excluding freight and venture partners’ cost reimbursements.

North American Iron Ore Term Supply Agreements

Our term supply agreements in North America expire between the end of 2011 and the end of 2018. The weighted average remaining duration is seven years.

Our North American Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes and/or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales. At both December 31, 2007 and 2006, we had approximately 0.8 million tons of pellets in inventory at lower lakes or customers’ facilities.

ArcelorMittal USA

On March 19, 2007, we executed an umbrella agreement with ArcelorMittal USA, a subsidiary of ArcelorMittal, that covers significant price and volume matters under three separate pre-existing iron ore pellet supply agreements for ArcelorMittal USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities. This umbrella agreement formalizes a previously disclosed letter agreement dated April 12, 2006.

Under terms of the umbrella agreement, some of the terms of the separate pellet sale and purchase agreements for each of the above facilities were modified to aggregate ArcelorMittal USA’s purchases during the years 2006 through 2010. The pricing provisions of the umbrella agreement are determined in accordance with the individual supply agreements that were in place for each of the facilities at the time it was executed.

During 2006 through 2010, ArcelorMittal USA is obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis. The umbrella agreement also sets the minimum annual tonnage at ArcelorMittal USA’s approximately budgeted usage levels through 2010, with pricing based on the facility to which the pellets are delivered. Beginning in 2007, the terms of the umbrella agreement allow ArcelorMittal USA to manage its ore inventory levels through buydown provisions, which permit it to reduce its tonnage purchase obligation each year at a specified price per ton, and through deferral provisions, which permit ArcelorMittal USA to defer a portion of its annual tonnage purchase obligation beginning in 2007. ArcelorMittal USA has opted to defer the purchase of 550,000 tons from 2007 to 2008. The umbrella agreement also provides for consistent nomination procedures through 2010 across all three iron ore pellet supply agreements.

If, at the end of the umbrella agreement term in 2010, a new agreement is not executed, our pellet supply agreements with ArcelorMittal USA prior to executing the umbrella agreement will again become the basis for supplying pellets to ArcelorMittal USA:

Facility	Agreement runs through
Cleveland Works and Indiana Harbor West facilities	2016
Indiana Harbor East facility	2015
Weirton facility	2018

In 2005, ArcelorMittal USA shut down ArcelorMittal-Weirton’s blast furnace. The Weirton Contract had a minimum annual purchase obligation from ArcelorMittal-Weirton to purchase iron ore pellets for the years 2006 through and including 2018, with a minimum annual purchase obligation of two million tons per year. The ArcelorMittal-Weirton blast furnace has been permanently shut down and to the best of our knowledge will not be restarted. The umbrella agreement eliminated the Weirton minimum purchase obligation.

ArcelorMittal USA is a 62.3 percent equity participant in Hibbing and a 21 percent equity partner in Empire with limited rights and obligations and a 28.6 percent participant in Wabush. In 2007, 2006 and 2005 our North American Iron Ore pellet sales to ArcelorMittal USA were 10.3, 9.1, and 10.7 million tons, respectively.

Algoma

Algoma, a Canadian steelmaker, is a subsidiary of Essar Steel Holdings Limited. We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016 (the “Algoma Agreement”). Our annual obligation is capped at four million tons with our option to supply additional pellets. Pricing under the Algoma Agreement is based on a formula which includes international pellet prices (the “Pricing Formula”). The Algoma Agreement also provides that, in certain years, either party may request a price negotiation (“Reopener Years”) if prices under the Algoma Agreement differ from a specified benchmark price. The Reopener Years are 2008, 2011, and 2014. On January 3, 2008, Algoma requested price renegotiation for 2008. We have 60 days from the date of Algoma’s request to negotiate a mutually agreed upon sales price for 2008. If, after the expiration of this negotiation period, we are unable to agree on a negotiated price for 2008, either party has the right to initiate arbitration for purposes of determining the price for 2008. The price determined in the arbitration would be effective only for 2008. Prices for 2009 and 2010 would be determined in accordance with the original terms of the Algoma Agreement. In June 2007, Essar Global Limited, through its wholly owned subsidiary Essar Steel Holdings Limited, completed its acquisition of Algoma for C$1.85 billion. We do not expect the acquisition to affect our term supply agreement with Algoma. We sold 2.9 million, 3.5 million and 3.8 million tons to Algoma in 2007, 2006 and 2005, respectively.

Severstal

In January 2006, we entered into an agreement whereby we are the sole supplier of iron ore pellets through 2012 to Severstal. This agreement contains certain minimum purchase requirements for certain years. We sold 3.0 million, 3.7 million and 3.6 million tons to Severstal in 2007, 2006 and 2005, respectively.

On January 5, 2008, Severstal experienced an explosion and fire on the smaller of its two operating furnaces that partially curtailed production at their North American facility. We have not determined the impact of this incident on projected 2008 iron ore shipments.

WCI

On October 14, 2004, we and WCI reached agreement (the “2004 Pellet Agreement”) for us to supply 1.4 million tons of iron ore pellets in 2005 and, in 2006 and thereafter, to supply 100 percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The 2004 Pellet Agreement is for a ten-year term, which commenced on January 1, 2005.

On May 1, 2006, an entity controlled by the secured noteholders of WCI acquired the steelmaking assets and business of WCI (“New WCI”). New WCI assumed the 2004 Pellet Agreement. We sold 1.5 million, 1.6 million and 1.4 million tons to New WCI in 2007, 2006 and 2005, respectively.

U.S. Steel Canada

U.S. Steel Canada (formerly Stelco) is a 44.6 percent participant in Wabush, and U.S. subsidiaries of U.S. Steel Canada own 14.7 percent of Hibbing and 15 percent of Tilden.

In December 2006, we executed a binding pellet supply term sheet with U.S. Steel Canada with respect to a seven-year supply agreement to provide their Lake Erie Steel and Hamilton Steel facilities excess pellet requirements above the amount supplied from their ownership interest at Hibbing, Tilden and Wabush. Pellet sales to U.S. Steel Canada totaled 1.2 million, 0.9 million and 1.4 million tons in 2007, 2006 and 2005, respectively.

North American Coal

Cliffs is a supplier of metallurgical coal in North America. We own and operate three North American coal mines located in West Virginia and Alabama that currently have a rated capacity of 6.5 million short tons of production annually. For the five months ended December 31, 2007, we sold a total of 1.2 million tons.

All three of our North American coal mines are positioned near rail or barge lines providing access to international shipping ports, which allows for export of our coal production.

North American Coal Customers

North American Coal’s production is sold to global integrated steel and coke producers in Europe, South America and North America. Approximately 90 percent of our 2008 production is committed under one-year contracts. Customer contracts in North America typically are negotiated on a calendar year basis with international contracts negotiated as of March 31.

Exports and domestic sales represented 66 percent and 34 percent, respectively, of our North American Coal sales in 2007. No customer comprised more than 10 percent of our consolidated sales.

Asia-Pacific Iron Ore

Our Asia-Pacific Iron Ore segment is comprised of Portman, an Australian iron ore mining company. The minority interest ownership of the company is publicly held and traded on the Australian Stock Exchange under the ticker symbol “PMM”.

Portman’s operations are in Western Australia and include its 100 percent owned Koolyanobbing mine and its 50 percent equity interest in Cockatoo Island. Portman serves the Asian iron ore markets with direct-shipping fines and lump ore. Production in 2007 (excluding its 0.7 million tonne share of Cockatoo Island) was 7.7 million tonnes.

These two operations supply a total of four direct shipping export products to Asia via the global seaborne trade market. Koolyanobbing produces a standard lump and fines product as well as low grade fines product. Cockatoo Island produces and exports a single premium fines product. Portman lump products are directly charged to the blast furnace, while the fines products are used as sinter feed. The variation in Portman’s four export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of the customers.

Koolyanobbing is a collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling. The project is located 425 kilometers east of Perth and approximately 50 kilometers northeast of the town of Southern Cross. There are approximately 100 kilometers separating the three mining areas. Banded iron formation hosts the mineralization which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes and in order to achieve customer product quality; ore in varying quantities from each deposit must be blended together.

Blending is undertaken at Koolyanobbing, where the crushing and screening plant is located. Standard and low grade products are produced in separate campaigns. Once the blended ore has been crushed and screened into a direct shipping product, it is transported by rail approximately 575 kilometers south to the Port of Esperance for shipment to Asian customers.

Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 1,900 kilometers north of Perth and is only accessible by sea and air. Cockatoo Island produces a single high iron product known as Cockatoo Island Premium Fines. The deposit is almost pure hematite and contains very few contaminants enabling the shipping grade to be above 68 percent iron. Ore is mined below the sea level on the southern edge of the island. This is facilitated by a sea wall which enables mining to a depth of 40 meters below sea level. Ore is crushed and screened to the final product sizing. Vessels berth at the island and the fines product is loaded directly to the ship. Cockatoo Island Premium Fines are highly sought in the global marketplace due to its extremely high iron grade and low valueless mineral content. Production at Cockatoo Island is expected to continue into the second quarter of 2008, with shipments to end in the third quarter of 2008.

Asia-Pacific Iron Ore Customers

Portman’s production is fully committed to steel companies in China and Japan through 2012. A limited spot market exists for seaborne iron ore as most production is sold under long-term contracts with annual benchmark prices driven from negotiations between the major suppliers and Chinese, Japanese and other Asian steel mills. The three major iron ore producers, Vale, Rio Tinto and BHP, dominate the seaborne iron ore trade and together account for approximately three-quarters of the global supply to the seaborne market.

Portman has long-term supply agreements with steel producers in China and Japan that account for approximately 74 percent and 26 percent, respectively, of sales. Sales volume under the agreements is partially dependent on customer requirements. Each agreement is priced based on benchmark pricing established for Australian producers.

During 2007, 2006 and 2005, we sold 8.1 million, 7.4 million and 4.9 million tonnes of iron ore, respectively, from our Western Australia mines. (Sales for 2005 represent amounts since the March 31, 2005 acquisition of Portman).

Sales in 2007 were to 17 Chinese and three Japanese customers. No customer comprised more than 15 percent of Asia-Pacific Iron Ore sales or 10 percent of our consolidated sales in 2007, 2006 or 2005. Portman’s five largest customers accounted for approximately 47 percent of Portman’s sales in 2007, 46 percent in 2006 and 50 percent in 2005.

Investments

In addition to the Company’s reportable business segments, we are partner to a number of projects, including the Amapá Iron Ore Project in Brazil and the Sonoma Coal Project in Australia.

Amapá

We are a 30 percent minority interest owner in the Amapá Project which consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapá Project initiated production in late-December 2007. It is expected that completion of the construction of the concentrator and ramp-up of production will occur in 2008. It is estimated that Amapá will produce and sell between three and four million tonnes of iron ore fines products in 2008 and 6.5 million tonnes annually once fully operational. The majority of Amapá’s production is committed under a long-term supply agreement with an operator of an iron oxide pelletizing plant in the Kingdom of Bahrain.

Sonoma

We are a 45 percent economic interest owner in the Sonoma Coal Project in Queensland, Australia. The project is currently operating and expected to produce approximately two million tonnes of coal in 2008 and three to four million tonnes of coal annually in 2009 and beyond. Production will include a mix of hard coking coal and thermal coal. The Sonoma Coal Project has economically recoverable reserves of 27 million tonnes. All 2008 production is committed under supply agreements with customers in Asia.

The Iron Ore, Metallurgical Coal and Steel Industries

Almost all iron ore and metallurgical coal is used in steelmaking and therefore is dependent on the steel industry. Global crude steel production broke the 100 million tonne per month level for the first time in March 2006. Production in 2007 for the 67 countries reporting to the International Iron and Steel Institute increased approximately seven percent over 2006. The growing level of international production is largely due to the rapid industrial growth in China.

China produced 489 million tonnes of crude steel in 2007, up 15 percent over 2006, accounting for approximately 37 percent of global production.

The rapid growth in steel production in China has only been partially met by a corresponding increase in domestic Chinese iron ore production. Chinese iron ore deposits, although substantial, are of a lower grade (less than half of the equivalent iron ore content) than the current iron ore supplied from Brazil and Australia.

The world price of iron ore is influenced by international demand. The rapid growth in Chinese demand, particularly in more recent years, has created a market imbalance and has led to demand outstripping supply. This market imbalance has recently led to high spot prices for natural iron ore and increases of 9.5 percent, 19 percent and 71.5 percent in 2007, 2006 and 2005, respectively, in benchmark prices for Brazilian and Australian suppliers of iron ore. In mid-February 2008, Japan’s Nippon Steel and South Korea’s Posco agreed with Vale to a 65 percent increase in the price for fines. The increased demand for iron ore has resulted in the major iron ore suppliers expanding efforts to increase their capacity.

Competition

We compete with several iron ore producers in North America, including Iron Ore Company of Canada, Quebec Cartier Mining Company and U.S. Steel, as well as other steel companies that own interests in iron ore mines that may have excess iron ore inventories. In the coal industry, we compete with many metallurgical coal producers including Alpha Natural Resources, Massey Energy, Jim Walter Resources, Peabody Energy, CONSOL and others.

As the North American steel industry continues to consolidate, a major focus of the consolidation is on the continued life of the integrated steel industry’s raw steelmaking operations (i.e., blast furnaces and basic oxygen furnaces that produce raw steel). In addition, other competitive forces have become a large factor in the iron ore business. Electric furnaces built by mini-mills, which are steel recyclers, generally produce steel by using scrap steel and reduced-iron products, not iron ore pellets, in their electric furnaces.

Competition among the sellers of iron ore pellets and metallurgical coal is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer.

Portman exports iron ore products to China and Japan in the world seaborne trade. Portman competes with major iron ore exporters from Australia, Brazil and India.

Environment

General

Various governmental bodies are continually promulgating new laws and regulations affecting us, our customers, and our suppliers in many areas, including waste discharge and disposal, hazardous classification of materials and products, air and water discharges, and many other environmental, health, and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations would reasonably be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.

Specifically, proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce greenhouse gases — most notably carbon dioxide, a by-product of burning fossil fuels and other industrial processes. Although the outcome of these efforts remains uncertain, we have proactively engaged outside experts to more formally develop a comprehensive, enterprise-wide greenhouse gas management strategy. The comprehensive strategy is aimed at considering all significant aspects associated with greenhouse gas initiatives and optimizing our regulatory, operational, and financial impacts and/or opportunities. We will continue to monitor developments related to efforts to register and potentially regulate greenhouse gas emissions.

North American Iron Ore

In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our North American capital expenditures relating to environmental matters were $8.8 million, $10.5 million, and $9.2 million in 2007, 2006 and 2005, respectively. It is estimated that approximately $10.8 million will be spent in 2008 for capital environmental control facilities.

The iron ore industry has been identified by the EPA as an industrial category that emits pollutants established by the 1990 Clean Air Act Amendments. These pollutants included over 200 substances that are now classified as HAP. The EPA is required to develop rules that would require major sources of HAP to utilize MACT standards for their emissions. Pursuant to this statutory requirement, the EPA published a final rule on October 30, 2003 imposing emission limitations and other requirements on taconite iron ore processing operations. On December 15, 2005, we and Ispat-Inland Mining Company filed a Petition to Delete as a source category regulated by Section 112 of the Clean Air Act. The EPA requested additional information, and a supplement was submitted to the EPA on August 22, 2006. A response is pending.

On March 10, 2005, the EPA issued the Clean Air Interstate Rule final regulations and on March 15, 2005, the EPA issued the Clean Air Mercury Rule. The rules establish phased reductions of NOx, SO2 and mercury from electric power generating stations. Accordingly, Cliffs anticipates that it will incur capital and ongoing emission allowance costs at its Silver Bay Power Plant to maintain compliance with the rule. As Cliffs is still optimizing its various options for compliance, we cannot accurately estimate the timing or cost of emission controls at this time.

On December 16, 2006, we submitted an administrative permit amendment application to the MPCA with respect to Northshore’s Title V operating permit. The proposed amendment requested the deletion of a 30-year old “control city” monitoring requirement which was used to assess the adequacy of air emission control equipment installed in the 1970s. MPCA had discontinued use of control city monitoring in the early 1980s, but had recently reinstituted monitoring. The control city monitoring compared ambient fiber levels in St. Paul, Minnesota to levels at Northshore and the surrounding area. The administrative permit amendment application argued that the control city monitoring requirement is an obsolete and redundant standard given Northshore’s existing emission control equipment and applicable federal regulations, state rules, and permit requirements.

We received a letter dated February 23, 2007 from the MPCA notifying us that our proposed permit amendment had been denied. We have appealed the denial to the Minnesota Court of Appeals. Subsequent to the filing of our appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. In addition, the Minnesota Center for Environmental Advocacy intervened in our appeal of the denial of a proposed permit amendment to our Title V operating permit. Oral arguments on our appeal were held on February 21, 2008.

If either our appeal is unsuccessful or if we are unable to negotiate an acceptable compliance schedule, Northshore could be subject to future enforcement actions with respect to its Title V operating permit if we are unable to meet the permit requirements as interpreted by MPCA.

North American Coal

In 1996 and 1997, two cases were brought alleging that dust from the Concord Preparation Plant damaged properties in the area. In 2002, the parties entered into settlement agreements with the former owner in exchange for a lump sum payment and the agreement to implement remedial measures. However, the plaintiffs were not required to dismiss their claims. PinnOak was added to these cases in 2004 and 2006. The plaintiffs in these matters are now seeking additional remediation measures and we are opposing this assertion and believe that any amounts ultimately paid in this matter will not be material. In addition to the two cases noted above, in 2004 approximately 160 individual plaintiffs brought an action against PinnOak asserting injuries arising from particulate emissions from the Concord Preparation Plant. PinnOak is seeking a summary judgment in this most recent matter because it had previously been concluded under the 2002 settlement agreement.

In 2006, 13 plaintiffs brought an action against PinnOak related to the operation of the Concord Preparation Plant. These plaintiffs assert that dangerous levels of coal dust emissions have been allowed to accumulate at that facility. We deny this allegation and are defending the matter vigorously.

Since the acquisition of the PinnOak properties in 2007, we are evaluating ways to improve the efficiency and reduce the environmental impact of our coal operations. Included in these evaluations are ways to reduce refuse and air emissions from preparation plants and maintaining the quality of water in and around our properties.

Asia-Pacific Iron Ore

Environmental issues and their management continued to be an important focus at our Asia-Pacific iron ore operations throughout 2007. Mining operations proceeded without major environmental incidents. Implementation of management controls at the Koolyanobbing operations continued, and a significant milestone was achieved with the certification of the environmental management system to the international standard ISO 14001.

A third-party compliance review of the Koolyanobbing operations was undertaken during 2007. The Koolyanobbing operations are among the most heavily regulated mining operations in Western Australia, with environmental conditions set at both State and Federal government levels. The review audited compliance with over 200 regulatory conditions and management plan commitments. A high level of compliance was achieved across all areas. Nine items of non-compliance were reported, with most being non-material in terms of environmental risk. Work commenced to address these items, including improved blasting procedures, the initiation of a project to quantify dust emission sources and the inclusion of soil assessment protocols in waste dump planning.

The Asia-Pacific iron ore environmental team was strengthened during the year to ensure that both the current mine operations continue to be well managed and that expansion plans receive timely environmental assessment and approvals.

We commenced a major environmental permitting program at the Koolyanobbing operations in 2007 in preparation of the submission of approval applications for a number of development proposals in 2008. The program included environmental baseline and impact assessment for expansion of pits and waste dumps at Koolyanobbing, Mount Jackson and Windarling. Groundwater studies, including a ground water re-injection trial, were completed in support of an approval application for mining below the water table at Windarling.

In May 2007, the AEPA released a report outlining the recommendations for a significant extension of the conservation estate in the area of the Koolyanobbing mining operations. The AEPA report recommended the conversion of much of the area to Class A conservation reserve, which effectively excludes mining activities. The report represents the view of the AEPA and neither creates an obligation on the government to act nor affects the rights of Portman to operate under existing approvals. However, if implemented, the AEPA recommendations would severely constrain Portman’s expansion opportunities in the vicinity of the current operations. There are disparate views within government agencies over the issue. We have communicated our concerns to the government in a manner that indicates a willingness to work with all parties to achieve a sustainable outcome for conservation and resource development in the region.

At the Cockatoo Island operations, the focus of environmental work was on preparing a submission for environmental approvals for extension of the embankment mining project. A submission was lodged with the regulatory agencies in December 2007, with the aim of securing approvals by mid-2008. Work continued on refining a closure plan for the Cockatoo Island operations. A program of rehabilitation for the areas that do not form part of the active mining area adjacent to the seawall is planned for 2008.

For additional information on our environmental matters, see Item 3. Legal Proceedings and NOTE 5 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8.

Energy

Electricity.    The Empire and Tilden mines receive electric power from WEPCO. Under the contracts, Empire and Tilden were afforded an energy price cap and certain power curtailment features. These contracts terminated at the end of the 2007 calendar year. Prior to the termination of the contracts in 2007, WEPCO initiated a tariff rate case in which Empire and Tilden participated in order to establish a new tariff rate for each mine upon the termination of the contracts. The resulting settlement, which was approved by the Michigan Public Service Commission, created a new industrial tariff rate. Effective January 1, 2008 Tilden and Empire receive their electrical power from WEPCO under the new tariff rate. On January 31, 2008, WEPCO filed a new rate case, proposing an increase to the tariff rates that became effective on January 1, 2008. In February 2008, we filed a petition to intervene in the new rate case. We are also reviewing the rate case and analyzing the potential impact on Empire and Tilden.

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

The Oak Grove mine and Concord Preparation Plant are supplied electrical power by Alabama Power, a Southern Company, under a contract which expires June 30, 2008. Rates of the contract are subject to change during the term of the contract as regulated by the Alabama Public Service Commission.

Electrical power to the Pinnacle, Green Ridge No. 1, Green Ridge No. 2 mines and the Pinnacle Preparation Plant are supplied by the Appalachian Power Company under two contracts. The Indian Creek contract is renewable September 22, 2008 and the Pinnacle Creek contract is renewable July 4, 2008. Both contracts specify the applicable rate schedule, minimum monthly charge and power capacity furnished. Rates, terms and conditions of the contracts are subject to the approval of the Public Service Commission of West Virginia.

Koolyanobbing and its associated satellite mines draw power from independent diesel fueled power stations and generators. Temporary diesel power generation capacity has been installed at the Koolyanobbing operations, allowing sufficient time for a detailed investigation into the viability of long-term options such as connecting into the Western Australian South West Interconnected System or provision of natural gas or dual fuel (natural gas and diesel) generating capacity. These options are not economic for the satellite mines, which will continue being powered by diesel generators.

Electrical supply on Cockatoo Island is diesel generated. The powerhouse adjacent to the processing plant powers the shiploader, fuel farm and the processing plant. The workshop and administration office is powered by a separate generator.

Sonoma receives its electricity from the public grid generated by local electric retailer Ergon Energy. In 2008, Sonoma plans to go to the contestable energy market and invite offers to supply electricity on a long-term basis. The state of Queensland enjoys a competitive deregulated energy market.

Process Fuel.    We have contracts providing for the transport of natural gas for our United States iron ore operations. The Empire and Tilden mines have the capability of burning natural gas, coal, or to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. iron ore mines have the capability of burning natural gas, with higher natural gas prices, the pelletizing operations for the U.S. iron ore mines utilize alternate fuels when practicable. Wabush has the capability to burn oil and coke breeze.

Research and Development

We have been a leader in iron ore mining technology for more than 160 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use today of sophisticated computers and global positioning satellite systems, we have been leaders in the application of new technology to the centuries-old business of mineral extraction. Today, our engineering and technical staffs are engaged in full-time technical support of our operations and improvement of existing products.

As part of our efforts to develop alternative metallic products, we are developing, with Kobe Steel, a commercial-scale reduced iron plant, which will convert taconite into nearly pure iron in nugget form utilizing Kobe Steel’s ITmk3® technology. This innovative technology has the potential to open new markets by offering an economically competitive supply of iron material for electric arc furnaces.

North American Coal and Asia-Pacific Iron Ore do not have any material research and development projects.

Employees

As of December 31, 2007, there were a total of 5,298 employees:

	North American Iron Ore	North American Coal	Asia-Pacific Iron Ore	Corporate & Support Services	Total
Salaried	843	190	77	211	1,321
Hourly	3,264	701	12	—	3,977

Total (1)	4,107	891	89	211	5,298

(1)	Includes our employees and the employees of the North American joint ventures.

Hourly employees at our Michigan and Minnesota iron ore mining operations (other than Northshore) are represented by the USW under collective bargaining agreements dated August 1, 2004 that expire on September 1, 2008. Bargaining for new collective agreements will take place in 2008. Both the U.S. Steel and ArcelorMittal USA collective bargaining agreements with the USW also expire on September 1, 2008. The current profitable state of both the North American steel and iron ore industries has been cited by the USW as an important factor in developing negotiation objectives for 2008.

In April 2006, the USW advised us with a “Written Notification” that it was initiating an organizing campaign at Northshore. Under the terms of our collective bargaining agreements with the USW, we are required to remain neutral during the organizing campaign. Based upon subsequent conversations with USW representatives, the organizing campaign was postponed pending resolution of issues related to the neutrality commitment in the collective bargaining agreement.

Hourly employees at Wabush are represented by the USW. Wabush and the USW entered into a collective bargaining agreement in October 2004 that expires on March 1, 2009.

In July 2007, the Company purchased PinnOak. Hourly production and maintenance employees at its subsidiary corporations are represented by the UMWA. Each of those subsidiary companies entered into new collective bargaining agreements with the UMWA in March 2007 that expire on December 31, 2011. Those collective agreements are identical in all material respects to the National Bituminous Coal Wage Agreement of 2007 between the UMWA and the Bituminous Coal Operators’ Association.

Our employees at Asia-Pacific operations are not represented under collective bargaining agreements.

As of the end of 2007, 56 percent of our employees are covered by collective bargaining agreements. Agreements covering 72 percent of those employees expire by the end of 2008.

Growth Strategy

We expect to grow our business and presence as an international mining company by expanding both geographically and through the minerals that we mine and market. Recent investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as coal, illustrate the execution of this strategy.

Mineral Diversification — In addition to continuously evaluating acquisition targets and investment opportunities in iron ore, metallurgical and thermal coal, we also consider opportunities outside of these areas that could expand our position as a supplier of raw materials to the steelmaking industry.

Geographic Diversification — We currently have producing assets in North America and Western Australia. Through recent growth projects such as the Amapá Project, which provides entry into Latin America, and Sonoma in Eastern Australia, we are increasing our presence in markets outside of North America.

Our strategy also includes plans to capitalize on our unique technological expertise in the area of concentrating and processing lower-grade ores into high-quality products. Illustrating this strategy is our recently announced alliance to license Kobe Steel’s patented ITmk3® iron-making technology. This technology provides a means to use our existing iron ore reserves as a raw material to produce high-purity iron nuggets containing more than 96 percent iron. These iron nuggets are a high-quality, marketable raw material for EAFs, a growing segment of the steel industry we do not currently supply.

Much of the current increase in global demand for steel is due to industrialization in countries such as China. China is seeking foreign supplies of the raw materials it needs to produce steel to build infrastructure, factories, hotels and other buildings and to manufacture motor vehicles and appliances. Currently, China is the world’s largest steel producer, with 37 percent of global steel production, and China’s steel production is expected to continue to grow. Chinese iron ore imports rose approximately 19 percent in 2007 and are expected to further increase in 2008. China is the largest consumer of iron ore, steel and copper. We are attempting to capitalize on China’s industrial growth by acquiring well-located iron ore and/or metallurgical coal properties and obtaining agreements to supply iron ore and coal to international steel producers.

Available Information

Our headquarters are located at 1100 Superior Avenue, Cleveland, Ohio 44114-2544, and our telephone number is (216) 694-5700. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports and other information can be read and copied at:

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

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.cleveland-cliffs.com — under “For Investors”.

We also make available, free of charge on our website, the charter of the Audit Committee, Board Affairs Committee, Compensation and Organization Committee and Finance Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct & Ethics adopted by our Board of Directors. These documents are posted on our website at www.cleveland-cliffs.com — under “For Investors”, select the “Corporate Governance” link.

References to our website do not constitute incorporation by reference of the information contained on our website and such information is not part of this Form 10-K.

Copies of the above referenced information will also be made available, free of charge, by calling (216) 694-5700 or upon written request to:

Cleveland-Cliffs Inc

Investor Relations

1100 Superior Avenue

Cleveland, OH 44114-2544

Item 1A.    Risk Factors

If the rate of steel consumption slows globally, it could lead to excess global capacity, increasing competition within the steel industry and increased imports into the United States, potentially lowering the demand for iron ore and coal.

The world price of iron ore and coal are strongly influenced by international demand. The current growing level of international demand for raw materials for steel production is largely due to the rapid industrial growth in China. If the economic growth rate in China slows, which may be difficult to forecast, less steel may be used in construction and manufacturing, which could decrease demand for iron ore and coal. This could adversely impact the world iron ore and coal markets and our operations. A slowing of the economic growth rate globally leading to overcapacity in the steelmaking industry could also result in greater exports of steel out of Eastern Europe, Asia and Latin America, which, if imported into North America, could decrease demand for domestically produced steel, thereby decreasing the demand for iron ore and coal supplied in North America. During 2006, China became the world’s largest exporter of steel.

China’s domestic crude steel production climbed approximately 17 percent in 2007 as compared to 2006. Based on the American Iron and Steel Institute’s Apparent Steel Supply (excluding semi-finished steel products), imports of steel into the United States constituted 23.3 percent, 27.3 percent and 21.3 percent of the domestic steel market supply for 2007, 2006 and 2005, respectively. Further, production of steel by North American integrated steel manufacturers may also be replaced, to some extent, by production of substitute materials by other manufacturers. In the case of some product applications, North American steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Most of our term supply agreements for the sale of iron ore products are requirements-based or provide for flexibility of volume above a minimum level. Reduced demand for and consumption of iron ore products by integrated steel producers have had and may continue to have a significant negative impact on our sales, margins and profitability.

Capacity expansions within the industry could lead to lower global iron ore and coal prices or impact our production.

The increased demand for iron ore and coal, particularly from China, has resulted in the major iron ore and metallurgic coal suppliers increasing their capacity. Many of our competitors have announced plans to increase their capacity through capital expenditures, project expansion and acquisitions to capitalize on these opportunities. An increase in our competitors’ capacity could result in excess supply of iron ore and coal, resulting in downward pressure on prices. A decrease in pricing would adversely impact our sales, margins and profitability.

If steelmakers use methods other than blast furnace production to produce steel, or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore and coal products may decrease.

Demand for our iron ore and coal products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel “mini-mills,” which are steel recyclers, generally produce steel primarily by using scrap steel and other iron products, not iron ore pellets, in their electric furnaces. Production of steel by steel mini-mills was approximately 60 percent of North American total finished steel production in 2007. Steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces can require substantial capital expenditures. Our customers may choose not to maintain their blast furnaces, and some of our customers may not have the resources necessary to adequately maintain their blast furnaces. If our customers use methods to produce steel that do not use iron ore and coal products, demand for our iron ore and coal products will decrease, which could adversely affect our sales, margins and profitability.

A substantial majority of our sales are made under term supply agreements, which are important to the stability and profitability of our operations.

In 2007, more than 95 percent of our North American Iron Ore sales volume, the majority of our North American Coal sales, and virtually all of our Australian sales were sold under term supply agreements. For North American Coal, these agreements typically cover a twelve-month period and must be renewed each year. The Asia-Pacific Iron Ore contracts expire in 2010. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

Our North American Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. Our price adjustment provisions are weighted and some are subject to annual collars, which limit our ability to raise prices to match international levels and fully capitalize on strong demand for iron ore. Most of our North American Iron Ore term supply agreements do not otherwise allow us to increase our prices and to directly pass through higher production costs to our customers. An inability to increase prices or pass along increased costs could adversely affect our margins and profitability.

In North America, we depend on a limited number of customers.

Five customers together accounted for more than 80 percent of our North American Iron Ore sales revenues measured as a percent of product revenues for each of the past three years. If one or more of these customers were to significantly reduce their purchases of products from us, or if we were unable to sell products to them on terms as favorable to us as the terms under our current term supply agreements, our North American sales, margins and profitability could suffer materially due to the high level of fixed costs and the high costs to idle or close mines. The majority of the iron ore we manage and produce is for our own account, and therefore we rely on sales to our joint venture partners and other third-party customers for most of our revenues.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations and financial condition may be significantly and adversely affected.

If we close any of our mines, our revenues would be reduced unless we were able to increase production at our other mines, which may not be possible. The closure of a mining operation involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits and shafts, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If we were to significantly reduce the estimated life of any of our mines, the mine-closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect our results of operations and financial condition.

A North American mine permanent closure could significantly increase and accelerate employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent mine closure also would be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Certain mine closures would precipitate a pension closure liability significantly greater than an ongoing operation liability. Finally, a permanent mine closure could trigger severance-related obligations, which can equal up to eight weeks of pay per employee, depending on length of service. No employee entitled to an immediate pension upon closure of a mine is entitled to severance. As a result, the closure of one or more of our mines could adversely affect our financial condition and results of operations.

The Cockatoo Island operation in Australia is scheduled to close in the second quarter of 2008 and plans are in process to obtain all required governmental approvals. Since all of the employees are contractors, the cost of mine closure is significantly lower in Australia than in North America. Performance bonds are in place covering the estimated closure costs.

We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.

We regularly evaluate our North American iron ore and coal reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7. Portman and Sonoma have published reserves which follow JORC in Australia, which is similar to United States requirements. Changes to the reserve value to make them comply with SEC requirements have been made. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, many of which have been in operation for several decades, including many factors beyond our control.

Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore and coal, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore and coal reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be adversely affected.

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

We co-own five of our six North American mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal USA, Laiwu and U.S. Steel Canada. While we are the manager of each of the mines we co-own, we rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Most of our venture partners are also our customers. If one or more of our venture partners fail to perform their obligations, the remaining venturers, including ourselves, may be required to assume additional material obligations, including significant pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.

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

We have calculated our unfunded OPEB obligation based on a number of assumptions. Discount rate, return on plan assets, and mortality assumptions parallel those utilized for pensions. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot be certain that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit retirees for whom there is currently no retiree healthcare cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.

Equipment and supply shortages may impact our production.

The extractive industry has recently experienced long lead times on equipment, tires, and supply needs due to the increased demand for these resources. As the global mining industry increases its capacity, demand for these resources will increase, potentially resulting in higher prices, equipment shortages, or both.

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

Our Asia-Pacific Iron Ore operations are in direct competition with the major world seaborne exporters of iron ore and its customers face higher transportation costs than most other Australian producers to ship its products to the Asian markets because of the location of its major shipping port on the south coast of Australia. Further, increases in transportation costs, decreased availability of ocean vessels or changes in such costs relative to transportation costs incurred by our competitors, could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.

Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.

Operating expenses at all our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. In our North American Iron Ore locations, these items make up 24 percent of our North American Iron Ore operating costs. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. We enter into forward fixed-price supply contracts for natural gas and diesel fuel for use in our operations. Those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.

Natural disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, and other unexpected events may lead our customers, our suppliers, or our facilities to curtail production or shut down their operations.

Operating levels within the industry are subject to unexpected conditions and events that are beyond the industry’s control. Those events could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our iron ore and coal products, and could adversely affect our sales, margins, and profitability.

For example, Algoma shut down a blast furnace for 52 days in 2007. Additionally, in January of 2008, Severstal provided us with a force majeure letter due to a fire on the smaller of its two operating furnaces. At this time, we do not know the impact of the fire on Severstal’s purchase of iron ore pellets. In early November 2007, several small cracks were discovered in a kiln riding ring during routine maintenance at our Tilden mine. As a result of the cracks, a scheduled major repair was extended approximately 15 days more than expected. Full production resumed in mid-January 2008. An electrical explosion at our United Taconite facility on October 12, 2006 resulted in a temporary production curtailment as a result of a loss of electrical power. Full production did not resume until January 2007. In February 2007, severe weather conditions caused significant ice buildup in the basin supplying water to the Hibbing facility tailings basin. This caused a production shutdown that lowered first quarter production output. In August 2007, production at Pinnacle slowed as a result of sandstone intrusions encountered within the coal panel being mined at the time, spreading fixed costs over less production than planned.

Interruptions in production capabilities will inevitably increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production at one mine to offset an interruption in production at another mine.

A portion of our production costs are fixed regardless of current operating levels. As noted, our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather conditions (for example, extreme winter weather, floods and availability of process water due to drought) and natural disasters, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore and coal, variations in rock and other natural materials and variations in geologic conditions and ore processing changes.

The manufacturing processes that take place in our mining operations, as well as in our processing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, many of our mines and processing facilities have been in operation for several decades, and the equipment is aged. In the future, we may experience additional material plant shutdowns or periods of reduced production because of equipment failures. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Longer-term business disruptions could result in a loss of customers, which could adversely affect our future sales levels, and therefore our profitability.

Regarding the impact of unexpected events happening to our suppliers, many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power is the sole supplier of electric power to our Hibbing and United Taconite mines; WEPCO is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on its wholly owned power facility for its electrical supply. A significant interruption in service from our energy suppliers due to terrorism, weather conditions, natural disasters, or any other cause can result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.

We are subject to extensive governmental regulation, which imposes, and will continue to impose, significant costs and liabilities on us, and future regulation could increase those costs and liabilities or limit our ability to produce iron ore and coal products.

We are subject to various federal, provincial, state and local laws and regulations in each jurisdiction in which we have operations on matters such as employee health and safety, air quality, water pollution, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for our operations. We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

Prior to commencement of mining, we must submit to and obtain approval from the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. In addition, new legislation and regulations and orders, including proposals related to climate change and protection of the environment, to which we would be subject or that would further regulate and tax our customers, namely the North American integrated steel producer customers, may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs. Such new legislation, regulations or orders (if enacted) could have a material adverse effect on our business, results of operations, financial condition or profitability. Our U.S. operations are subject to MACT emissions standards for particulate matter promulgated by the EPA under the Clean Air Act effective October 31, 2006. The EPA’s decision not to regulate emissions of mercury or asbestos in the MACT Rule is the subject of a court remand, and the outcome cannot be predicted.

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

Our Oak Grove mine was notified by MSHA that it might be placed on the Pattern of Violations. MSHA has indicated it will reassess the mine’s safety performance after the first quarter of 2008. If Oak Grove is placed on the Pattern of Violations, it will be subject to a higher level of regulatory enforcement that could potentially negatively impact its operations, reducing production and increasing our costs.

Underground mining is subject to increased safety regulation and may require us to incur additional cost.

Recent mine disasters have led to the enactment and consideration of significant new federal and state laws and regulations relating to safety in underground coal mines. These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training. Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations have been implemented. These new laws and regulations may cause us to incur substantial additional costs, which may adversely impact our operating performance.

Coal mining is complex due to geological characteristics of the region.

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

The USW represents all hourly employees at our North American Iron Ore locations except for Northshore. The UMWA represents hourly employees at our North American Coal locations. Our four-year labor agreement with our U.S. iron ore labor force expires August 31, 2008. A five-year agreement runs until March 2009 with our Canadian work force. The current UMWA agreement runs through 2011 at our coal locations. Hourly employees at the railroads we own that transport products among our facilities are represented by multiple unions with labor agreements that expire at various dates. If the collective bargaining agreements relating to the employees at our mines or railroad are not successfully renegotiated prior to their expiration, we could face work stoppages or labor strikes.

We may encounter labor shortages for critical operational positions, which could affect our ability to produce iron ore products.

At many of our mining locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages. As a result, wages are increasing to address the turnover.

Our profitability could be affected by the failure of outside contractors to perform.

Portman and Sonoma use contractors to handle many of the operational phases of their mining and processing operations and therefore are subject to the performance of outside companies on key production areas.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our common shares.

We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading, which could adversely affect the trading price of our common shares. Implementing new internal controls and testing the internal control framework will require the dedication of additional resources, management time and expense. If we fail to maintain an effective internal control environment and perform timely testing, we could have a material weakness with our internal control over financial reporting. If we have a material weakness, or a weak control environment, our business, financial condition and operating results could be materially impacted.

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

We are subject to risks involving operations in multiple countries.

We have a strategy to broaden our scope as a supplier of iron ore and other raw materials to the integrated steel industry in North American and international markets. As we expand beyond our traditional North American base business, we will be subject to additional risks beyond those risks relating to our North American operations, such as currency fluctuations; legal and tax limitations on our ability to repatriate earnings in a tax-efficient manner; potential negative international impacts resulting from U.S. foreign and domestic policies, including government embargoes or foreign trade restrictions; the imposition of duties, tariffs, import and export controls and other trade barriers impacting the seaborne iron ore and coal markets; difficulties in staffing and managing multi-national operations; and uncertainties in the enforcement of legal rights and remedies in multiple jurisdictions. If we are unable to manage successfully the risks associated with expanding our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.

We are subject to a variety of market risks.

These risks include those caused by changes in the value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks, however certain risks are beyond our control.

Item 1B.    Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item 2.    Properties.

The following map shows the locations of our operations:

Mine Facilities and Equipment.    Each of the North American Iron Ore mines has crushing, concentrating, and pelletizing facilities. There are crushing and screening facilities at Koolyanobbing and Cockatoo Island. North American Coal mines have preparation, processing, and load-out facilities, with the Pinnacle and Green Ridge mines sharing facilities. The facilities at each site are in satisfactory condition, although they require routine capital and maintenance expenditures on an ongoing basis. Certain mine equipment generally is powered by electricity, diesel fuel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2007, for each of the mines is set forth in the chart below.

	(In Millions)
Location and Name	Total Historical Cost of Mine Plant and Equipment (Excluding Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization and Depreciation
Empire	$78.1	(1)
Tilden	197.6	(2)
Hibbing	477.0	(3)
Northshore	81.8
United Taconite	78.2
Wabush	482.2	(3)
Pinnacle	58.9
Oak Grove	77.5
Sonoma	—	(4)
Cockatoo Island	—	(5)
Koolyanobbing	199.4
Amapa	—	(4)

(1)	Includes capitalized financing costs of $6.9 million, net of accumulated amortization.

(2)	Includes capitalized financing costs of $16.2 million, net of accumulated amortization.

(3)	Does not reflect depreciation, which is recorded by the individual venturers.

(4)	The mine is in the pre-production stage.

(5)	Cockatoo Island plant and equipment is fully amortized.

North American Iron Ore

We directly or indirectly own and operate interests in the following six North American iron ore mines:

Empire mine

The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles west-southwest of Marquette, Michigan. The mine has been in operation since 1963. Over the past five years, the Empire mine has produced between 4.8 million and 5.4 million tons of iron ore pellets annually.

We own 79.0 percent of Empire, and a subsidiary of ArcelorMittal USA has retained a 21 percent ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time subsequent to the end of 2007. This right has not been exercised. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. A subsidiary of Cliffs leases the balance of the Empire reserves from the other owners of such reserves and subleases them to Empire.

Tilden mine

The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. The Tilden mine has been in operation since 1974. Over the past five years, the Tilden mine has produced between 6.9 million and 7.9 million tons of iron ore pellets annually.

We own 85 percent of Tilden, with the remaining minority interest owned by U.S. Steel Canada. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden.

The Empire and Tilden mines are located adjacent to each other. The logistical benefits include a consolidated transportation system, more efficient employee and equipment operating schedules, reduction in redundant facilities and workforce and best practices sharing.

Hibbing mine

The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. The Hibbing mine has been in operation since 1976. Over the past five years, the Hibbing mine has produced between 7.4 million and 8.5 million tons of iron ore pellets annually.

We own 23 percent of Hibbing, ArcelorMittal USA has a 62.3 percent interest, and U.S. Steel Canada has a 14.7 percent interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances.

Northshore mine

The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior, on U.S. Highway 61. The Northshore mine has been in continuous operation since 1990. Over the past five years, the Northshore mine has produced between 4.8 million and 5.2 million tons of iron ore pellets annually.

The Northshore mine began production under our management and ownership on October 1, 1994. We own 100 percent of the mine.

United Taconite mine

The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located 10 miles south of the mine, near the town of Forbes, Minnesota. The main entrance to the concentrator and pelletizing facilities is on County Road 16, three miles west of State Highway 53. The mine has been operating since 1965. Over the past five years, the United Taconite mine has produced between 1.6 million and 5.3 million tons of iron ore pellets annually.

We own 70 percent of United Taconite, with Laiwu owning the remaining 30 percent. Each partner takes its share of production pro rata.

Wabush mine

The Wabush mine and concentrator is located in Wabush, Labrador, Canada, and the pellet plant is located in Pointe Noire, Quebec, Canada. The Wabush mine has been in operation since 1965. Over the past five years, the Wabush mine has produced between 3.8 million and 5.2 million tons of iron ore pellets annually. We own 26.8 percent of Wabush, Dofasco has a 28.6 percent interest and U.S. Steel Canada has a 44.6 percent interest. At the end of 2007 we were in negotiations to sell our 26.8 percent minority ownership to Dofasco, a subsidiary of ArcelorMittal. Negotiations have not been finalized and it is possible that the transaction may not be consummated.

North American Coal

We directly own and operate the following three North American coal mines:

Pinnacle and Green Ridge mines

The Pinnacle Complex includes the Pinnacle and Green Ridge mines and is located approximately 30 miles southwest of Beckley, West Virginia. The Pinnacle mine has been in operation since 1969. Over the past five years, the Pinnacle mine has produced between 1.4 million and 2.5 million tons of coal annually. The Green Ridge mine has been in operation since 2004 and has produced between 0.4 million and 0.5 million tons of coal annually.

Oak Grove mine

The Oak Grove mine is located approximately 25 miles southwest of Birmingham, Alabama. The mine has been in operation since 1972. Over the past five years, the Oak Grove mine has produced between 1.3 million and 1.7 million tons of coal annually.

Asia-pacific Iron Ore

Koolyanobbing

The Koolyanobbing operations are located 425 kilometers east of Perth and approximately 50 kilometers northeast of the town of Southern Cross. Koolyanobbing produces lump and fine iron ore. An expansion program was completed in 2006 to increase capacity from six to eight million tonnes per annum. The expansion was primarily driven by the development of iron ore resources at Mount Jackson and Windarling, located 80 kilometers and 100 kilometers north of the existing Koolyanobbing operations, respectively. Over the past five years, the Koolyanobbing operation has produced between 4.9 million and 7.6 million tonnes annually.

Cockatoo Island

The Cockatoo Island operation is located six kilometers to the west of Yampi Peninsula, in the Buccaneer Archipelago, and 140 kilometers north of Derby in the West Kimberley region of Western Australia. The island has been mined for iron ore since 1951, with a break in operations between 1985 and 1993. Over the past five years, Cockatoo Island has produced between 0.6 million and 1.4 million tonnes annually at the 100 percent ownership level.

Portman commenced a beneficiation project in 1993 that was completed in mid-2000. Portman owns a 50 percent interest in a joint venture to mine remnant iron ore deposits. Mining from this phase of the operation commenced in late 2000 and is expected to continue, based on current reserves, until the second quarter of 2008. Studies are underway evaluating the technical and economic feasibility of developing a below-sea-level eastward resource extension of the Cockatoo deposit. Ore is hauled by haul truck to the stockpiles, crushed and screened and then transferred by conveyor to the shiploader.

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

Our coal production is shipped domestically by rail, barge and/or truck. Coal for international customers is shipped through the port of Mobile, Alabama or Newport News, Virginia.

All of the ore mined at the Koolyanobbing operations is transported by rail to the Port of Esperance, 575 kilometers to the south for shipment to Asian customers. Direct ship premium fines mined at Cockatoo Island are loaded at a local dock.

Internal Control over Reserve Estimation

We have a corporate policy relating to internal control and procedures with respect to auditing and estimating mineral reserves. The procedures include the calculation of mineral reserves at each mine by mining engineers and geologists under the direction of our Chief Mining Engineer. Our General Manager-Resource Technology compiles, reviews, and submits the calculations to the Corporate Accounting department, where the disclosures for our annual and quarterly reports are prepared based on those calculations. The draft disclosure is submitted to our General Manager-Resource Technology for further review and approval. The draft disclosures are then reviewed and approved by our Chief Financial Officer and Chief Executive Officer before inclusion in our annual and quarterly reports. Additionally, the long-range mine planning and mineral reserve estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral reserve estimates, other than those due to production, are documented by our General Manager-Resource Technology and are submitted to our President and Chief Executive Officer for review and approval. Finally, we perform periodic reviews of long-range mine plans and mineral reserve estimates at mine staff meetings and senior management meetings.

Operations

In North America, we produced 21.8 million, 20.8 million and 22.1 million long tons of iron ore pellets in 2007, 2006 and 2005, respectively, for our account and 12.8 million, 12.8 million and 13.8 million long tons, respectively, on behalf of the steel company owners of the mines. We also produced 1.1 million short tons of coal in North America in 2007, representing our volume since the acquisition of PinnOak on July 31, 2007. In Australia, we produced 8.4 million tonnes, 7.7 million tonnes and 5.2 million tonnes in 2007, 2006 and 2005, respectively. Asia-Pacific Iron Ore’s 2005 total represents production since the March 31, 2005 acquisition of Portman. See Production and Sales Volume in Item 7 for further information.

Our business is subject to a number of operational factors that can affect our future profitability. A more detailed description of these risks is contained in Item 1A — Risk Factors.

Mine Capacity and Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.

North American Iron Ore

Our 2008 ore reserve estimates for our iron ore mines as of December 31, 2007 were estimated from fully-designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. The following tables reflect expected current annual capacity and economic ore reserves for our North American and Asia-Pacific iron ore mines as of December 31, 2007.

Mine	Iron Ore Mineralization	Tons in Millions (1)					Mineral Rights		Method of Reserve Estimation
		Current Annual Capacity	Mineral Reserves (2) (3)
			Current Year			Previous Year
			Proven	Probable	Total		Owned	Leased
Empire	Negaunee Iron	5.5	10	—	10	13	57%	43%	Geologic - Block
	Formation								Model
	(Magnetite)

Tilden	Negaunee Iron	8.0	210	42	252	259	100%	0%	Geologic - Block
	Formation								Model
	(Hematite / Magnetite)

Hibbing Taconite	Biwabik Iron	8.0	129	16	145	152	3%	97%	Geologic - Block
	Formation								Model
	(Magnetite)

Northshore	Biwabik Iron	4.8	303	10	313	318	0%	100%	Geologic - Block
	Formation								Model
	(Magnetite)

United Taconite	Biwabik Iron	5.2	133	16	149	119	0%	100%	Geologic - Block
	Formation								Model
	(Magnetite)

Wabush	Wabush Iron	5.5	37	2	39	44	0%	100%	Geologic - Block
	Formation								Model
	(Hematite)

(1)	Tons are long tons of pellets of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves based on life-of-mine operating schedules.

(3)	We regularly evaluate our reserves estimates and updated them in accordance with SEC Industry Guide 7.

In 2007, there were no changes in reserve estimates at Hibbing, Tilden, Northshore or Wabush, except for production.

A new ore reserve estimate was completed at United Taconite that incorporates increased iron ore pellet pricing, addition of new mining areas, and improved pit designs and production schedules. The updated ore reserve estimate calculated a 31 percent increase, or 35 million tons.

During 2007, the geologic resource model at Empire was updated by modifying an ore quality cut-off for oxidation. The net result of gains from a 2006 re-optimization of the life of mine pit design and losses due to this oxidized material resulted in an increase of two million tons in the remaining pellet reserves.

Asia-Pacific Iron Ore

Mine Project	Iron Ore Mineralization	Tons in Millions (1)					Mineral Rights		Method of Reserve Estimation
		Current Annual Capacity	Mineral Reserves (2) (3)

			Current Year			Previous Year
			Proven	Probable	Total		Owned	Leased
Koolyanobbing (4)	Banded Iron Formations Southern Cross Terrane Yilgarn Mineral Field (Hematite, Goethite)	8.0	7	88	95	87	0%	100%	Geologic - Block Model

Cockatoo Island (5)	Sandstone Yampi Formation Kimberley Mineral Field (Hematite)	1.2	—	0.5	0.5	0.9	0%	100%	Geologic - Block Model

(1)	Tons are metric tons of 2,205 pounds.

(2)	Reported ore reserves restricted to both proven and probable reserves based on life of mine operating schedules. Koolyanobbing reserves can be derived from up to 15 separate mineral deposits over a 100-kilometer operating distance. 7.4 million tonnes of the Koolyanobbing reserves are sourced from current long-term stockpiles.

(3)	We regularly update our reserves estimates in accordance with SEC Industry Guide 7 and the 2004 Edition of the JORC code.

(4)	An expansion project was completed in 2006 that increased annual production capacity to 8 million tonnes.

(5)	Portman has a 50 percent interest in the Cockatoo Island Joint Venture. Capacity and reserve totals represent 100 percent.

The increase in Koolyanobbing ore reserves is related to exploration success in expanding the mineral resource inventory and conversion of inferred resources to indicated resources. Mining at Cockatoo Island was conducted to deeper levels than originally planned during 2007, with mined production from the current Stage 2 pit now planned to continue until the second quarter of 2008. Product iron grades have also been lowered to assist extension of the mine life, but the revised grades still generate a premium fines product.

North American Coal

Our 2008 reserve estimates for our North American underground coal mines as of December 31, 2007 were estimated using three-dimensional modeling techniques, coupled with mine plan designs. A complete re-estimation of the moist, recoverable coal reserves and life-of-mine plans was completed after the acquisition. The following table reflects expected current annual capacities and economically recoverable reserves for our North American coal mines as of December 31, 2007.

Mine (2)	Category	Tons in Millions (1)			Mineral Rights		Method of Reserve Estimation	Infrastructure
		Current Annual Capacity	Proven and Probable
			In-place	Moist Recoverable
					Owned	Leased
Pinnacle Complex		4.0			0%	100%	Geologic -	Mine, Preparation
Pocahontas No 3	Assigned		126.0	62.9			Block Model	Plant, Load-out
Pocahontas No 4	Unassigned		32.8	11.1

Oak Grove		2.5			0%	100%	Geologic -	Mine, Preparation
Blue Creek Seam	Assigned		91.1	49.4			Block Model	Plant, Load-out

Total (3)		6.5	249.9	123.4

(1)	Short tons of 2,000 pounds.

(2)	All coal extracted by underground mining using longwall and continuous miner equipment.

(3)	All recoverable coal < 1 percent sulfur and > 13,000 Btu/lb. As received.

Asia-Pacific Coal

The 2008 reserve estimate for our Asia-Pacific coal mine as of December 31, 2007 is based on a JORC-compliant resource estimate. An optimized pit design for an initial 10-year mine operating schedule was generated supporting the reserve estimate.

The following table reflects expected current annual capacity and economically recoverable reserves for the Sonoma Project:

Mine (2)	Category	Tons in Millions (1)			Mineral Rights		Method of Reserve Estimation	Infrastructure
		Current Annual Capacity	Proven and Probable

			In-place	Moist Recoverable	Owned	Leased
Sonoma Mine
Moranbah Coal Measures	Assigned	3.0	48	27	8%	92%	Geologic -	Mine, Preparation
B, C and E Seams							Block Model	Plant, Load-out

(1)	Metric tons of 2,205 pounds. In-place tons at eight percent moisture, recoverable clean tons at nine percent moisture. Reserves listed on 100 percent basis. Cleveland-Cliffs has an effective 45 percent interest in the Joint Venture.

(2)	All coal is extracted by conventional surface mining techniques.

The Sonoma Project’s recoverable coal reserves are primarily metallurgical grade coal (standard coking coal plus low volatile coal for pulverized coal injection) and steam coal.

General Information about the Mines

Leases.    Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates.

Exploration and Development.    All iron ore mining operations are open-pit mines that are in production. Additional pit development is underway at each mine as required by long-range mine plans. At our North American Iron Ore mines, drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.

At Koolyanobbing, an exploration program targeting extensions to the iron ore resource base as well as regional exploration targets in the Yilgarn Mineral Field was active in 2007 and will continue in 2008. At Cockatoo Island, feasibility studies have been completed for a below-sea-level eastward mine pit extension. Environmental permitting has been initiated supporting this proposed extension to the Cockatoo mine life.

An exploration program providing geologic definition of the hematite mineralization at Amapá is ongoing.

The Biwabik, Negaunee, and Wabush Iron Formations are classified as Lake Superior type iron-formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and/or hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Chert is the predominant waste mineral present, with lesser amounts of silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

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

Mineralized material at the Amapá mine is predominantly hematite occurring in weathered and leached greenstone-hosted banded iron-formation of the Archean Vila Nova Group. Variable degrees of leaching generate friable hematite mineralization suitable for either sinter feed production via crushing and gravity separation or pelletizing feed production via grinding and flotation.

All North American Coal mine operations are underground mines that are in production. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations. The Pocahontas No 3 and Blue Creek Coal Seams are Pennsylvanian Age low ash, high quality coals.

In Australia, the Sonoma mine operation is an open-cut mine located in the northern section of Queensland’s Bowen Basin. A mix of high quality metallurgical coal and thermal coal is recovered from the B and C seams of the Permian Mooranbah Coal Measures.

Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models are then constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.

Item 3.    Legal Proceedings.

Wisconsin Electric Power Company.    In December 2006, WEPCO entered into an Asset Sale Agreement to sell its Point Beach Nuclear Plant to FPL Energy Point Beach, LLC. In conjunction with the sale, the parties also negotiated a long-term Power Purchase Agreement (“PPA”) whereby WEPCO would purchase the capacity, energy, and ancillary services from Point Beach. In February 2007, WEPCO filed an application with the MPSC seeking approval of the PPA and designation of Point Beach as an eligible facility under the federal Public Utility Holding Company Act. In September 2007, the MPSC issued its Opinion and Order granting WEPCO’s requested approvals and also determined that all of WEPCO’s Michigan customers, including the Mines, should share in the distribution of proceeds resulting from the sale. The MPSC directed WEPCO to calculate a credit to be applied to customers’ bills for 18 monthly billing cycles following the closing of the transfer of ownership of the Point Beach Nuclear Plant.

In October 2007, WEPCO filed this report and estimated a total of $882 million in net proceeds, after earmarking $70 million in a reserve fund, and allocating the proceeds among its customers through a $0.01364/kWh credit. On October 19, 2007, we filed Comments urging the MPSC to find WEPCO’s report to be in violation of the MPSC’s September 2007 order and requesting the MPSC to direct WEPCO to apply a higher credit. In January 2008, WEPCO filed an amended report and has increased the credit to $0.01581/kWh.

On January 31, 2008, WEPCO filed a new rate case wherein WEPCO has proposed an increase to the tariff rates applicable to Tilden and Empire. The current tariff rates became effective on January 1, 2008. On February 8, 2008, we filed a petition to intervene in the new rate case. We are also currently reviewing the rate case and analyzing the potential impact on our Tilden and Empire mines.

Maritime Asbestos Litigation.    As previously disclosed, The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 485 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

In April 2007, a lawsuit was filed naming the Company, The Cleveland-Cliffs Iron Company, The Cleveland-Cliffs Steamship Company and other subsidiaries as defendants in a maritime asbestos lawsuit brought in the Court of Common Pleas in Cuyahoga County, Ohio. The plaintiff has alleged exposure to asbestos while serving as a crew member aboard vessels previously owned or managed by our entities between 1967 and 1971. Unlike the cases referenced above, this case was not subject to the multidistrict proceedings in the Eastern District of Pennsylvania and accordingly, was not subject to the dismissal. On December 21, 2007, we settled this litigation for an amount within the limits on available insurance coverage.

The Rio Tinto Mine Site.    See NOTE 5 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8.

Northshore Air Permit Matters.    On December 16, 2006, Northshore submitted an application to the MPCA for an administrative amendment to its air pollution operating permit. The proposed amendment requested the deletion of a term in the air permit that was derived from a court case brought against the Silver Bay taconite operations in 1972. The permit term incorporated elements of the court-ordered requirement to reduce fiber emissions to below a medically significant level by installing controls that would be deemed adequate if the fiber levels in Silver Bay were below those of a “control city such as St. Paul”. We requested deletion of this “control city” permit requirement on the grounds that the court-ordered requirements had been satisfied more than 20 years ago and should no longer be included in the permit. The MPCA denied our application on February 23, 2007. We have appealed the denial to the Minnesota Court of Appeals (the “Amendment Appeal”). The Amendment Appeal is currently pending. Oral arguments were held on our appeal on February 21, 2008.

Subsequent to the filing of the Amendment Appeal, the MPCA alleged that Northshore was in violation of the control city standard based on new data that the MPCA collected showing that current fiber levels in St. Paul were lower than in Silver Bay for a period in 2007. Northshore filed a motion with the U.S. District Court for the District of Minnesota to re-open the original Reserve Mining case, requesting that the court declare the control city standard satisfied and the court’s injunction voided, or if the control city standard remained in effect, clarify that it was a fixed standard set at the 1980 level rather than a moving standard (the “Federal Suit”). Shortly thereafter, the Save Lake Superior Association and the Sierra Club filed a lawsuit in U.S. District Court for the District of Minnesota with respect to alleged violations of the control city standard (the “Citizens Suit”). On September 20, 2007, the court granted Northshore’s motion to stay the Citizen’s Suit pending resolution of the Federal Suit.

The Court entered an order in the Federal Suit on December 21, 2007, concluding that the 1975 federal court injunction from the case no longer had any force or effect. However, the court’s order also stated that the control city standard was a state permit requirement that can only be addressed in state court. While the determination that the 1975 federal injunction no longer has any effect is favorable, Northshore is currently analyzing the implications of the Federal Court order with respect to Northshore’s operating permit and pending state appeal. On February 19, 2008, Northshore filed an appeal of certain aspects of the Federal Court’s order. The impact of the Federal Court order on the Citizen’s Suit is also unclear, although the MPCA stated during depositions in the Federal Court proceedings in November 2007 that based on current fiber sample results, it believes Northshore to be in compliance with the control city permit term.

American Steamship Litigation.    One of our subsidiaries, Cliffs Sales Company, currently contracts with ASC for the transportation of iron ore pellets from various ports on the Great Lakes to a blast furnace ore dock in Cleveland, Ohio. There are nine years remaining on that contract and we filed suit against ASC on February 21, 2007 alleging breach of contract and unjust enrichment claims for damages in connection with overcharges by ASC for fuel adjustments. We also requested declaratory relief for the fuel adjustment provisions of the contract as well as with respect to ASC’s obligation to shuttle iron ore. On May 18, 2007, ASC filed its own action against Cliffs Sales and adding Northshore Mining Company and Oglebay Norton Marine Services Company, LLC, as parties. ASC requested declaratory relief stating that its fuel adjustment charges were proper and that it had no obligation to shuttle iron ore during the winter. ASC also requested damages in connection with an alleged anticipatory breach of the contract based on our breach of contract claims. Both cases have been consolidated for purposes of discovery.

Carl’s Tire Retreading Superfund Site.    In July 2006 we received a Request for Information relating to contamination of the Carl’s Tire Retreading Superfund Site in Grawn, Grand Traverse County, Michigan resulting from a fire that began at the site in December 1995. The site was a tire recycling business to which the Tilden and Empire Mines shipped tires before the fire. In November 2006, we received a letter from the U.S. Department of Justice notifying us that the EPA is seeking about $3.1 million in response costs associated with releases of hazardous substances from the fire. In April 2007, we, along with 25 other PRPs, received a group settlement demand for approximately $2.3 million. We have entered into a group settlement agreement with five other PRPs. Our share of the settlement is $1.3 million.

West Virginia Flood Litigation.    As of February 2008, our Pinnacle Mining Company has been named as a defendant in six lawsuits brought against over sixty defendants who were allegedly involved in land disturbing activities (primarily mining or logging) in Wyoming County, West Virginia. In each case the plaintiffs allege that these activities in Wyoming County resulted in flooding on or after July 8, 2001. The plaintiffs seek a permanent injunction and unstated personal and property damages under a number of legal theories. We are currently investigating these cases. We intend to defend these cases vigorously.

Alabama Dust Litigation.    In 1996 and 1997, two cases (White, et al v. USX Corporation, et al, and Weekley, et al v. USX Corporation, et al.) were brought alleging that dust from the Concord Preparation Plant damaged properties in the area. In 2002, the parties entered into settlement agreements with the former owner in exchange for a lump sum payment and the agreement to implement remedial measures. However, the plaintiffs were not required to dismiss their claims. PinnOak was added to these cases in 2004 and 2006. The plaintiffs in these matters are now seeking additional remediation measures and we are opposing this assertion and believe that any amounts ultimately paid in this matter will not be material. In addition to the two cases noted above, in

2004 approximately 160 individual plaintiffs brought an action (Waid, et al v. U.S. Steel Mining Company, et al.) against PinnOak asserting injuries arising from particulate emissions from the Concord Preparation Plant. PinnOak is seeking a summary judgment in this most recent matter because it had previously been concluded under the 2002 settlement agreement.

In 2006, in Gamble et al v. PinnOak Resources, LLC, et al, 13 plaintiffs brought an action against PinnOak related to the operation of the Concord Preparation Plant. These plaintiffs assert that dangerous levels of coal dust emissions have been allowed to accumulate at that facility. We deny this allegation and are defending the matter vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with Cleveland-Cliffs Inc as of February 26, 2008	Age
J.A. Carrabba	Chairman, President and Chief Executive Officer	55
D.J. Gallagher	President, North America	55
W.A. Brake Jr	Executive Vice President — Cliffs Metallics and Chief Technical Officer	47
W.R. Calfee	Executive Vice President — Commercial, North America	61
W.C. Boor	Senior Vice President — Business Development	41
L. Brlas	Senior Vice President — Chief Financial Officer	50
R.L. Kummer	Senior Vice President — Human Resources	51
D.D. Vetor	Senior Vice President — North American Coal	49
G.W. Hawk Jr	General Counsel and Secretary	51

There is no family relationship between any of our executive officers, or between any of our executive officers and any of our Directors. Officers are elected to serve until successors have been elected. All of the above-named executive officers were elected effective on the dates listed below for each such officer.

The business experience of the persons named above for the past five years is as follows:

J.A. Carrabba	Chairman, President and Chief Executive Officer, Cleveland-Cliffs Inc, May 2007 to date.
President and Chief Executive Officer, Cleveland-Cliffs Inc, September 2006 to May 2007.
President and Chief Operating Officer, Cleveland-Cliffs Inc, May 2005 to August 2006.
President and Chief Operating Officer, Diavik Diamond Mines, April 2003 to May 2005.
General Manager, Weipa Bauxite Operation, Comalco Aluminum March 2000 to April 2003.
D.J. Gallagher	President, North American Business Unit, Cleveland-Cliffs Inc, November 2007 to date.
President, North American Iron Ore, Cleveland-Cliffs Inc, December 2006 to November 2007.
President, North American Iron Ore, and Acting Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc, July 2006 to December 2006.
Executive Vice President, Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc, May 2005 to July 2006.
Senior Vice President, Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc, July 2003 to May 2005.
Vice President — Sales, Cleveland-Cliffs Inc, August 1998 to July 2003.

W.A. Brake Jr	Executive Vice President, Cliffs Metallics and Chief Technical Officer, Cleveland-Cliffs Inc, April 2007 to date.
Executive Vice President — Operations, Mittal Steel USA, January 2006 to August 2006.
Executive Vice President — Operations East, Mittal Steel USA, March 2005 to January 2006.
Vice President & General Manager, International Steel Group, March 2003 to March 2005.
Division Manager — Hot Rolling, International Steel Group, April 2002 to March 2003.
W.R. Calfee	Executive Vice President — Commercial, North America, Cleveland-Cliffs Inc, July 2006 to date.
Executive Vice President — Commercial, Cleveland-Cliffs Inc, October 1995 to July 2006.
W.C. Boor	Senior Vice President, Business Development, Cleveland-Cliffs Inc, May 2007 to date.
Executive Vice President — Strategy and Development, American Gypsum Co, (a subsidiary of Eagle Materials Inc.) February 2005 to April 2007.
Senior Vice President — Corporate Development and Investor Relations, Eagle Materials Inc., May 2002 to February 2005.
L. Brlas	Senior Vice President — Chief Financial Officer, Cleveland-Cliffs Inc, October 2007 to date.
Senior Vice President — Chief Financial Officer and Treasurer, Cleveland-Cliffs Inc, December 2006 to October 2007.
Senior Vice President — Chief Financial Officer, STERIS Corporation, April 2000 to December 2006.
R.L. Kummer	Senior Vice President — Human Resources, Cleveland-Cliffs Inc, January 2003 to date.
D.D. Vetor	Senior Vice President, North American Coal, Cleveland-Cliffs Inc, November 2007 to date.
Vice President — Operations - North American Iron Ore, Cleveland-Cliffs Inc, July 2006 to November 2007.
General Manager of Safety and Operations Improvement, Cleveland-Cliffs Inc, December, 2005 to July 2006.
Vice President — Operations, Diavik Diamond Mines, 2003 to November 2005.
G.W. Hawk, Jr	General Counsel and Secretary, Cleveland-Cliffs Inc, January 2005 to date.
Assistant General Counsel and Secretary, Cleveland-Cliffs Inc, August 2003 to December 2004.
Assistant General Counsel, Cleveland-Cliffs Inc, February 2003 to July 2003.
Deputy General Counsel, Lincoln Electric Holdings, Inc., 1998 to 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Information

Our Common Shares (ticker symbol CLF) are listed on the New York Stock Exchange and the Chicago Stock Exchange.

Common Share Price Performance and Dividends

	2007			2006
	High	Low	Dividends	High	Low	Dividends
First Quarter	$64.84	$46.00	$0.125	$55.18	$40.25	$0.100
Second Quarter	92.06	64.20	0.125	50.43	31.39	0.125
Third Quarter	90.00	56.39	0.125	40.10	33.16	0.125
Fourth Quarter	106.29	73.50	0.125	49.47	36.83	0.125

Year	106.29	46.00	$0.500	55.18	31.39	$0.475

At February 25, 2008, we had 1,536 shareholders of record.

Shareholder Return Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs’ Common Shares; (2) S&P Stock Index; and (3) S&P Steel Group Index. The values of each investment are based on price change plus reinvestment of all dividends.

		2002	2003	2004	2005	2006	2007
CLEVELAND-CLIFFS INC	Return %		156.65	103.83	71.91	10.29	110.09
	Cum $	100.00	256.65	523.13	899.28	991.80	2,083.68
S&P 500 Index — Total Return	Return %		28.68	10.87	4.89	15.79	5.42
	Cum $	100.00	128.68	142.67	149.65	173.28	182.67
S&P 500 Steel Index	Return %		69.65	59.88	21.91	77.12	20.15
	Cum $	100.00	169.65	271.23	330.67	585.68	703.70

Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold a total of 33 shares of common stock, par value $0.25 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $3,191.14 on October 15, 2007 and October 31, 2007, pursuant to the Cleveland-Cliffs Inc VNQDC Plan to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by two managerial employees under the VNQDC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) $	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 — 31, 2007	—	—	—	1,247,700
November 1 — 30, 2007	—	—	—	1,247,700
December 1 — 31, 2007	—		—	1,247,700

Total	—		—	1,247,700

(1)	On July 11, 2006, the Board of Directors approved the repurchase up to an aggregate of two million outstanding Common Shares. There were no repurchases in the fourth quarter under this program.

Item 6.     Selected Financial Data.

Summary of Financial and Other Statistical Data

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	2007 (a)	2006	2005 (b)	2004	2003 (f)
Financial data (in millions, except per share amounts and employees)
Revenue from product sales and services	$2,275.2	$1,921.7	$1,739.5	$1,203.1	$825.1
Cost of goods sold and operating expenses	(1,813.2)	(1,507.7)	(1,350.5)	(1,053.6)	(835.0)
Other operating income (expense)	(80.4)	(48.3)	(32.5)	(31.9)	(38.4)

Operating income (loss)	381.6	365.7	356.5	117.6	(48.3)
Income (loss) from continuing operations	269.8	279.8	273.2	320.2	(34.9)
Income (loss) from discontinued operations	0.2	0.3	(0.8)	3.4	—

Income (loss) before extraordinary gain and cumulative effect of accounting changes	270.0	280.1	272.4	323.6	(34.9)
Extraordinary gain (f)	—	—	—	—	2.2
Cumulative effect of accounting changes income
(loss) (c)	—	—	5.2	—	—

Net income (loss)	270.0	280.1	277.6	323.6	(32.7)
Preferred stock dividends	(5.2)	(5.6)	(5.6)	(5.3)	—

Income (loss) applicable to common shares	264.8	274.5	272.0	318.3	(32.7)
Earnings (loss) per common share — basic (d) (e)
Continuing operations	6.38	6.52	6.16	7.39	(.85)
Discontinued operations	—	.01	(.02)	.08	—
Cumulative effect of accounting changes and extraordinary gain	—	—	.12	—	.05

Earnings (loss) per common share	6.38	6.53	6.26	7.47	(.80)
Earnings (loss) per common share — diluted (d) (e)
Continuing operations	5.14	5.19	4.92	5.84	(.85)
Discontinued operations	—	.01	(.02)	.06	—
Cumulative effect of accounting changes and extraordinary gain	—	—	.09	—	.05

Earnings (loss) per common share — diluted (d) (e)	5.14	5.20	4.99	5.90	(.80)
Total assets	3,075.8	1,939.7	1,746.7	1,232.3	881.6
Debt obligations effectively serviced	505.8	47.2	49.6	9.1	34.6
Net cash from (used by) operating activities	288.9	428.5	514.6	(141.4)	42.7
Redeemable cumulative convertible perpetual preferred stock	134.7	172.3	172.5	172.5	—
Distributions to preferred shareholders cash dividends	5.5	5.6	5.6	5.3	—
Distributions to common shareholders cash dividends
- Per share (d) (e)	.50	.48	.30	.05	—
- Total	20.9	20.2	13.1	2.2	—
Repurchases of common shares	2.2	121.5	—	6.5	—
Iron ore and coal production and sales statistics (tons in millions - North America; tonnes in millions - Asia-Pacific)
Production tonnage - North American iron ore	34.6	33.6	35.9	34.4	30.3
- North American coal	1.1	—	—	—	—
- Asia-Pacific iron ore	8.4	7.7	5.2	—	—
Production tonnage — North American iron ore (Company share)	21.8	20.8	22.1	21.7	18.1
Sales tonnage - North American iron ore	22.3	20.4	22.3	22.6	19.2
- North American coal	1.2	—	—	—	—
- Asia-Pacific iron ore	8.1	7.4	4.9	—	—
Common share outstanding (millions) (d) (e)
- Average for year	41.5	42.1	43.4	42.6	41.0
- At year-end	43.6	40.9	43.8	43.2	42.0
Employees at year-end (g)	5,298	4,189	4,085	3,777	3,956

(a)	On July 31, 2007, we completed the acquisition of PinnOak, a producer of high-quality, low-volatile metallurgical coal. Results for 2007 include PinnOak’s results since the acquisition.

(b)	On April 19, 2005, we completed the acquisition of 80.4 percent of Portman, an iron ore mining company in Australia. The acquisition was initiated on March 31, 2005 by the purchase of approximately 68.7 percent of Portman’s outstanding shares. Results for 2005 include Portman’s results since the acquisition.

(c)	Effective January 1, 2005, we adopted EITF 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”.

(d)	On May 9, 2006, the Board of Directors of the Company approved a two-for-one stock split of its common shares. The record date for the stock split was June 15, 2006 with a distribution date of June 30, 2006. Accordingly, all common shares and per share amounts have been adjusted retroactively to reflect the stock split. Additionally, all diluted per share amounts reflect the “as-if-converted” effect of our convertible preferred stock as required by EITF 04-8.

(e)	On November 9, 2004, the Board of Directors of the Company approved a two-for-one stock split of its common shares. The record date for the stock split was December 15, 2004, with a distribution date of December 31, 2004. Accordingly, all common shares and per share amounts have been adjusted retroactively to reflect the stock split.

(f)	In 2003, we recognized a $2.2 million extraordinary gain in the acquisition of the assets of Eveleth Mines; $3.3 million acquisition and startup costs for this same mine, renamed United Taconite and $8.7 million of restructuring charges related to a salaried employee reduction program.

(g)	Includes employees of managed mining ventures.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The year 2007 was filled with progress and transition for Cleveland-Cliffs Inc and is expected to be looked upon as a watershed in our transition to an international mining entity.

Specifically, we made our entry into South America through the acquisition of a 30 percent interest in the Amapá Project; began mineral diversification with an acquisition of a 45 percent economic interest in the Australian Sonoma Coal project; and continued this diversification with the acquisition of PinnOak, a U.S.-based producer of metallurgical coal.

In addition to these strategic accomplishments, our core business, North American Iron Ore, achieved record sales margin. We also achieved record shipments in our Asia-Pacific Iron Ore segment that allowed it to take advantage of unprecedented seaborne pricing for iron ore.

Safety remains the No. 1 priority within Cleveland-Cliffs. Our continuous improvement efforts in this area resulted in a reportable incident rate, as defined by MSHA, of 1.93 in North America, or 38 basis points below last year’s result of 2.31. Unfortunately, despite continued progress, we did experience a fatality at our United Taconite mine resulting from the mechanical failure of a drill. Our newly acquired North American Coal operations achieved a 6.09 reportable incident rate since the July 31, 2007 acquisition. The MSHA reportable incident rate at underground bituminous coal mines was 7.36 for 2006.

At our Asia-Pacific Iron Ore operations, Koolyanobbing’s LTIFR for the year was 4.14, which is higher than last year’s result of 3.5. During 2007, six LTI’s were recorded at the Koolyanobbing operation. At Cockatoo Island, three LTI’s were incurred, resulting in a LTIFR of 6.1 for the year, compared with two LTI’s, resulting in a LTIFR of 7.87 in 2006. Asia-Pacific Iron Ore safety statistics include employees and contractors.

We continued to deliver strong financial performance in 2007. Revenues increased to $2.3 billion, with net income of $5.14 per diluted share. This compares with revenues of $1.9 billion and net income of $5.20 per diluted share in 2006.

Global crude steel growth, a significant driver of our business, was up approximately seven percent from 2006 with supply and demand of steel raw materials extremely tight. In North America, the relining of two of our customers’ blast furnaces, as well as softness in steel pricing over the summer, did not prevent us from reaching 22 million sales tons of iron ore in North America. Reasonable industry fundamentals returned in the fall and most producers reacted to lower service center inventories by achieving multiple rounds of price increases. Steelmakers in China continue their strong demand for iron ore as our Asia-Pacific Iron Ore segment produced near capacity with over eight million sales tonnes.

World-wide demand for metallurgical coal increased throughout the year as port constraints in Australia and production problems at large mines in the United States continued to place upward pressure on pricing.

During the year we reorganized our financial reporting into operating segments according to product category and geographic location. The three reportable segments are North American Iron Ore, North American Coal and Asia-Pacific Iron Ore.

North American Iron Ore is comprised of our interests in three iron ore mines in Minnesota, two in Michigan and one in eastern Canada; North American Coal is made up of our July 2007 acquisition of PinnOak Resources and its two metallurgical coal mines in West Virginia and one metallurgical coal mine in Alabama. Asia-Pacific Iron Ore includes our interests in Portman Limited, and its iron ore assets in Western Australia. We report revenues and sales margin separately for each of these three segments.

In addition, we have two segments that do not meet disclosure requirements. Our Asia-Pacific Coal operating segment is comprised of our 45 percent economic interest in the Sonoma Coal Project, and our Latin America Iron Ore operating segment is comprised of our 30 percent interest in the Amapá Project located in Brazil.

Below is a brief performance discussion for each of the reportable segments:

North American Iron Ore

North American Iron Ore pellet sales volume for 2007 was 22.3 million tons, a nine percent increase from the 20.4 million tons sold last year. The year-over-year increase in sales volume is attributed to increased production, deliveries and our customers’ fulfilling their minimum purchase obligations.

North American Iron Ore revenue per ton was up three percent versus last year. As a result of our strategic procurement, maintenance and other business improvement programs, as well as the implementation of Six Sigma and Lean Sigma at our North American mines, North American Iron Ore cost per ton was flat in comparison to last year. This compares with a PPI increase of 4.1 percent, which is a measurement of industrial company cost inflation.

Principally, as a result this cost containment, North American Iron Ore sales margin per ton increased 11 percent from 2006.

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

North American Coal

Our North American Coal segment is comprised of the PinnOak acquisition completed on July 31, 2007. PinnOak was a privately-owned U.S. producer of high-quality, low-volatile metallurgical coal. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry. North American Coal operations include two complexes comprising three underground mines — the Pinnacle and Green Ridge mines in southern West Virginia and the Oak Grove mine near Birmingham, Alabama. Combined, the mines have rated capacity to produce 6.5 million short tons of premium-quality metallurgical coal annually.

During the five months that we have owned the assets, metallurgical coal sales volume was 1.2 million short tons.

In August, production at the Pinnacle mine in West Virginia slowed as a result of sandstone intrusions encountered within the coal panel being mined at the time. This slowdown prompted the decision in late September to move the mine’s longwall plow system to another panel. In mid-October, the plow system was brought back into production.

In addition, we have invested in business improvement initiatives and safety activities designed to improve future production. These investments reduced our 2007 production. The slowdown, and resulting lack of leverage over fixed costs, such as labor, energy and administration, contributed to a loss of sales margin and unusually high per-ton costs of goods sold. However, as we build production volumes at the metallurgical coal mines through 2008, our cost per ton is expected to steadily and significantly decrease.

Asia-Pacific Iron Ore

Asia-Pacific Iron Ore sales volume for 2007 increased 10 percent to 8.1 million tonnes, compared with 7.4 million tonnes in 2006. Increased production capacity has allowed Asia-Pacific to supply higher sales volumes at increased price realizations driven by intense demand from the Asian steel industry, particularly in China.

As a result of this demand, revenues per tonne increased 12 percent from the prior year. Per-tonne costs in Asia-Pacific Iron Ore, which increased 16 percent, continue to be negatively impacted by foreign exchange rates, as the U.S. dollar weakened relative to the Australian dollar, as well as higher maintenance and contract labor expenditures. Our Asia-Pacific Iron Ore management team has put in place a new contractor for mine operations that has cost control incentives. This is expected to result in better cost control in 2008.

Strategic Transactions

In 2007, we continued our strategic transformation to an international mining company through the following acquisitions and partnerships:

On March 5, 2007, we acquired a 30 percent interest in Amapá, a Brazilian iron ore project, through the acquisition of 100 percent of the shares of Centennial Amapá for approximately $133 million. The remaining 70 percent of the Amapá Project is owned by MMX, which is managing the construction and operations of the Amapá Project while we are supplying supplemental technical support.

In January 2008, Anglo American plc entered into a period of exclusive discussions with the controlling shareholder of MMX to purchase controlling interest in MMX’s 51 percent interest in the Minas-Rio iron ore project and its 70 percent interest in the Amapá Project. The proposed transaction is subject to a number of terms and conditions, including MMX board and regulatory approvals and the negotiation of definitive transaction documents. In addition, MMX will be required to obtain security holder approval for the completion of the transaction.

Total project funding requirements are estimated to be between $550 and $650 million (our share $165 million to $195 million), including approximately $415 million to $490 million (our share $125 million to $147 million) to be funded with project debt, and approximately $135 million to $160 million (our share $40 million to $48 million) to be funded with equity contributions. As of December 31, 2007, Amapá had debt outstanding of approximately $419 million, with approximately $83 million representing loans from MMX. These loans will be converted to permanent financing under existing third party credit facilities during 2008. We are committed to funding 30 percent of the equity contributions and have guaranteed 30 percent of the third party project level debt until the project meets certain performance criteria. As of December 31, 2007, approximately $101 million of project debt was guaranteed by Cliffs. Capital contributions through December 31, 2007 have totaled approximately $89 million (our share $26.7 million). Amapá was in compliance with its debt covenant requirements at December 31, 2007.

The Amapá Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapá Project began production of sinter fines in late-December 2007. It is expected that completion of construction of the concentrator and ramp-up of production will occur in 2008. Once fully operational, production is targeted at 6.5 million tonnes of fines products annually.

On April 18, 2007, we executed agreements to participate in the Sonoma Coal Project, a coking and thermal coal project located in Queensland, Australia. As of December 31, 2007, we invested $120.1 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing global demand. Our total investment in Sonoma is estimated to be $127.7 million. Immediately preceding our investment in Sonoma, QCoal owned exploration permits and applications for mining leases for the real estate that is involved in the Sonoma Project (“Mining Assets”); however, development of the Mining Assets requires significant infrastructure including the construction of a rail loop and related equipment (“Non-Mining Assets”) and a facility that prepares the extracted coal for sale (the “Washplant”). Pursuant to a combination of interrelated agreements creating a structure whereby Cliffs owns 100 percent of the Washplant, 8.33 percent of the Mining Assets and 45 percent of the Non-Mining Assets of Sonoma, we obtained a 45 percent economic interest in the collective operations of Sonoma.

Mining operations reached a milestone in December 2007, when the first coal was extracted from the mine. The Washplant is currently undergoing commissioning and is expected to be fully operational by the end of the first quarter of 2008. Severe flooding at the mine in mid-February 2008 has caused a delay in previously scheduled shipments. Incorporating the effects of the flooding, we expect total production of 2.0 million tonnes for 2008 and three to four million tonnes annually in 2009 and beyond. Production will include a mix of hard coking coal and thermal coal.

On June 19, 2007, we entered into an alliance whereby Kobe Steel agreed to license its patented ITmk3® iron-making technology to us. The alliance, which has a 10-year term, covers use of the proprietary process in the United States and Canada, Australia and Brazil, and may be expanded to include other geographic regions. Used for the production of high-purity iron nuggets containing more than 96 percent iron, the ITmk3® process provides the means to create high-quality raw materials for EAFs. Steel producers utilizing EAFs currently account for 60 percent of North America’s steelmaking capacity. On August 22, 2007, IronUnits LLC and its joint venture partner, Kobe Iron Nugget LLC formed Michigan Iron Nugget LLC. This new entity is the first manifestation of the Cliffs/Kobe alliance and will oversee the feasibility stage of building a commercial iron nugget plant in Marquette County, Michigan.

In November 2007, we acquired a 70 percent controlling interest in Renewafuel. Founded in 2005, Renewafuel produces high-quality, dense fuel cubes made from renewable and consistently available components such as corn stalks, switch grass, grains, soybean and oat hulls, wood, and wood byproducts.

This is a strategic investment that provides an opportunity to utilize a “green” solution for further reduction of emissions consistent with our objective to contain costs and enhance efficiencies in a socially responsible manner. In addition to the potential use of Renewafuel’s biofuel cubes in our production process, the cubes will be marketable to other organizations as a potential substitute for Western coal and natural gas.

Renewafuel’s biofuel cubes — about the size of a coal briquette — generate about the same amount of energy as coal from the Western United States; however, the green fuel emits 90 percent less sulfur dioxide, 35 percent less particulate matter and 30 percent less acid gases than coal. In addition, the cubes are made from feedstocks that are considered biogenic carbon — meaning they are already part of the natural carbon balance and will not add to atmospheric concentrations of carbon dioxide. Combustion of the cubes is considered “greenhouse neutral” under most existing carbon dioxide registry and trading programs.

The energy cubes can be used as a carbon neutral stand-alone fuel or a “green” supplement blended with existing fuels in industrial furnaces and boilers. The energy cubes generate more than 40 times the energy required to produce and transport them.

Capital Resources

We have taken a balanced approach to allocation of our capital resources and free cash flow. We have made strategic investments both domestically and internationally, increased our capital expenditures, strengthened our balance sheet, increased funding of our employee benefit obligations and increased our borrowing capacity.

Recent Accounting Pronouncements

Refer to NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES — of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

2007 Versus 2006

North American Iron Ore

Sales Margin

Following is a summary of North American Iron Ore sales margin for 2007 versus 2006:

	(In Millions)
			Change due to
	2007	2006	Sales price and rate	Sales volume	Freight and reimbursements	Total change

Revenue from product sales and services	$1,745.4	$1,560.7	$39.3	$122.4	$23.0	$184.7
Cost of goods sold and operating expenses	(1,347.5)	(1,233.3)	0.6	(91.8)	(23.0)	(114.2)

Sales margin	$397.9	$327.4	$39.9	$30.6	$—	$70.5

Sales tons	22.3	20.4

The increase in sales revenue was due to a sales volume increase of 1.9 million tons, or $122.4 million, higher sales prices, $39.3 million and higher freight and venture partners’ reimbursements, $23.0 million. Sales volume in 2007 included 1.5 million tons of pellets purchased and paid for by customers at year-end under take-or-pay provisions of existing long-term supply agreements. First half shipments in 2007 included 1.2 million tons of pellets purchased in upper Great Lakes stockpiles and paid for in 2006. Revenue recognition related to the December 2006 stockpile transaction totaling $62.6 million was deferred until the product was delivered in 2007. Sales prices per-ton increased 2.8 percent, reflecting the effect of contractual base price increases, higher term supply agreement escalation factors including higher steel pricing, higher PPI and lag-year adjustments.

The increase in cost of goods sold and operating expenses primarily reflected higher volume, $91.8 million. On a per-ton basis, cost of goods sold and operating expenses were flat in comparison to last year, as a result of our strategic procurement, maintenance and other business improvement programs, as well as the implementation of Six Sigma and Lean Sigma.

Production

Following is a summary of North American Iron Ore production tonnage for 2007 versus 2006:

	(In Millions) (1)
	Company Share		Total
Mine	2007	2006	2007	2006
Empire	3.9	3.8	4.9	4.9
Tilden	6.1	5.9	7.2	6.9
Hibbing	1.7	1.9	7.4	8.3
Northshore	5.2	5.1	5.2	5.1
United Taconite	3.7	3.0	5.3	4.3
Wabush	1.2	1.1	4.6	4.1

Total	21.8	20.8	34.6	33.6

(1)	Long tons of pellets of 2,240 pounds.

The decrease in Hibbing’s production was a result of the shutdown in late February 2007 due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility.

Year-over-year production at Tilden benefited from major maintenance work and operating improvements performed in the prior year, and United Taconite production increased due to its recovery from last year’s electrical accident. Production at Wabush was higher as a result of pit design improvements to mitigate dewatering issues.

We reinitiated construction activity to restart an idled pellet furnace at the Northshore facility that will increase capacity by approximately 0.6 million tons of pellets in 2008 and 0.8 million tons to our annual capacity thereafter.

Production at Empire for 2008 is expected to slow to 3.6 million tons in order to extend the life of the mine. Negotiations to sell Wabash are currently in process but have not been finalized. There is a possibility that this transaction may not be consummated.

North American Coal

Sales Margin

Following is a summary of North American Coal sales margin since the July 31, 2007 acquisition:

(In Millions, except tonnage)
Five Months Ended December 31, 2007
Revenues from product sales and services	$85.2
Cost of goods sold and operating expense	(116.9)

Sales margin	$(31.7)

Sales tons (in thousands)	1,171

In August, production at our Pinnacle mine in West Virginia slowed as a result of sandstone intrusions encountered within the coal panel being mined at the time. This slowdown prompted the operating decision in late September to move the mine’s longwall plow system to another panel. In mid-October, the plow system was brought back into production. In addition, we have invested in business improvement initiatives and safety activities designed to enhance future production at our Oak Grove mine. These investments reduced our 2007 production.

The net impact of these factors contributed to a $31.7 million loss of sales margin. As production volumes build through 2008, our per-ton costs are anticipated to steadily and significantly decrease each quarter.

Production

Following is a summary of North American Coal production tonnage for 2007:

(In Thousands)
Mine	Five Months Ended December 31, 2007 (1)
Oak Grove	406
Pinnacle	558
Green Ridge	127

Total	1,091

(1)	Tons are short tons of 2,000 pounds.

Asia-Pacific Iron Ore

Sales Margin

Following is a summary of Asia-Pacific Iron Ore sales margin for 2007 versus 2006:

	(In Millions)
			Change due to
	2007	2006	Sales price and rate	Sales volume	Total change
Revenue from product sales and services	$444.6	$361.0	$48.9	$34.7	$83.6
Cost of goods sold and operating expenses	(348.8)	(274.4)	(48.0)	(26.4)	(74.4)

Sales margin	$95.8	$86.6	$0.9	$8.3	$9.2

Sales tonnes	8.1	7.4

The increase in sales revenue was due to higher sales prices, $48.9 million and higher volume, $34.7 million. Portman’s sales prices reflected the effects of the 9.5 percent increase in the international benchmark price of iron ore fines and lump. The 0.7 million tonne volume increase reflected the completion of the two-million-tonne per annum expansion at Koolyanobbing in late 2006.

The increase in cost of goods sold and operating expenses primarily reflected changes in foreign currency rates, changeover costs associated with a new mining contractor, increased selling and shipping costs and the effect of higher volume.

Production

Following is a summary of Asia-Pacific Iron Ore production tonnage for 2007 versus 2006:

	(In Millions) (1)
	Total
Mine	2007	2006
Koolyanobbing	7.7	7.0
Cockatoo Island	0.7	0.7

Total	8.4	7.7

(1)	Metric tons of 2,205 pounds.

The increase in production primarily reflected the completion of the expansion at Koolyanobbing in late 2006. Production at Cockatoo Island is expected to continue into the second quarter of 2008, with shipments to end in the third quarter of 2008.

In July 2007, Portman was notified that its exploration and mining rights under two leases would not be extended beyond July 3, 2007. The mining leases permit Portman to explore for and mine iron ore on mining tenements north of Portman’s Koolyanobbing operations, including the rights to 4.5 million tonnes of iron ore reserves. Portman has since negotiated an in-principle agreement to transfer these rights to the other party in exchange for additional mining rights to new leases. A formal agreement to this effect is expected to be ratified in the first quarter of 2008.

Other Operating Income (Expense)

•

Selling, general and administrative expense of $114.2 million increased $41.8 million compared with the prior year, primarily reflecting higher employment costs related to our expanding business, including expenses at North American Coal and our Asia-Pacific locations; increased outside professional service fees and higher legal fees.

•

Gain on sale of assets of $18.4 million primarily reflected the fourth quarter 2007 gain on the sale of portions of the former LTVSMC site. The sale included cash proceeds of approximately $18 million.

•	Miscellaneous-net expense of $2.3 million increased $14.7 million compared with last year, primarily reflecting increased mark-to-market hedging losses at our Asia-Pacific Iron Ore business.

Other Income (Expense)

•

Interest income of $20.0 million increased $2.8 million compared with the prior year, reflecting average higher cash and investment balances and higher average interest rates in our Asia-Pacific iron ore business.

•	Interest expense of $22.6 million increased $17.3 million compared with the prior year, primarily reflecting borrowings from the credit facility to fund the acquisition of PinnOak.

Income Taxes

Income tax expense of $84.1 million in 2007 was $6.8 million lower than the comparable amount in 2006. The decrease was due to lower pre-tax income in 2007 and a lower effective tax rate. See NOTE 9 — INCOME TAXES in Item 8 for further information.

Minority Interest

Minority interest decreased $1.5 million, or nine percent from the prior year. Minority interest represents the 19.6 percent minority interest related to Asia-Pacific iron ore earnings.

Equity Loss in Ventures

The equity loss in ventures, $11.2 million, represents the results from the Company’s investment in Amapá, primarily pre-production costs, $7.2 million and operating losses from the railroad, $4.0 million.

2006 Versus 2005

North American Iron Ore

Sales Margin

Following is a summary of North American Iron Ore sales margin for 2006 versus 2005:

	(In Millions)
			Change due to
	2006	2005	Sales price and rate	Sales volume	Freight and reimbursements	Total change
Revenue from product sales and services	$1,560.7	$1,535.0	$111.6	$(111.2)	$25.3	$25.7
Cost of goods sold and operating expenses	(1,233.3)	(1,176.4)	(112.3)	80.7	(25.3)	(56.9)

Sales margin	$327.4	$358.6	$(0.7)	$(30.5)	$—	$(31.2)

Sales tons	20.4	22.3
Production tons — total	33.6	35.9
Production tons — Cliffs’ share	20.8	22.1

The increase in sales revenue was due to higher sales prices, $111.6 million and higher freight and venture partners’ reimbursements, partially offset by a sales volume decrease of 1.9 million tons, or $111.2 million. The 9.3 percent increase in sales prices primarily reflected the effect of contractual base price increases, higher term supply agreement escalation factors including higher steel pricing, higher PPI and lag-year adjustments, partially offset by the impact of lower international benchmark pellet prices. The price of blast furnace pellets for Eastern Canadian producers decreased 3.5 percent. Included in 2006 revenues were approximately 1.3 million tons of 2006 sales at 2005 contract prices and $21.6 million of revenue related to pricing adjustments on 2005 sales.

Cost of goods sold and operating expenses increased $56.9 million or approximately five percent. The increase reflected higher unit production costs of $112.3 million and higher freight and venture partners’ cost reimbursements, $25.3 million. Lower sales volume reduced costs $80.7 million. On a per-ton basis, cost of goods sold and operating expenses increased approximately 13 percent, primarily due to higher maintenance activity, increased energy and supply pricing, increased stripping and higher employment costs. Production costs were also impacted by an approximate $15 million cost effect related to production curtailments caused by the October 12, 2006 explosion at the United Taconite processing plant.

Production

	(In Millions) (1)
	Company Share		Total
Mine	2006	2005	2006	2005
Empire	3.8	3.8	4.9	4.8
Tilden	5.9	6.7	6.9	7.9
Hibbing	1.9	2.0	8.3	8.5
Northshore	5.1	4.9	5.1	4.9
United Taconite	3.0	3.4	4.3	4.9
Wabush	1.1	1.3	4.1	4.9

Total	20.8	22.1	33.6	35.9

(1)	Long tons of pellets of 2,240 pounds.

Production at Tilden in 2006 was lower than the previous year due to unplanned equipment repairs and a change in mix to produce more magnetite pellets to fulfill customer requirements. Magnetite pellets have lower productivity than hematite pellets.

The decrease in United Taconite production was due to the electrical explosion at the United Taconite processing plant on October 12, 2006. Production at the United Taconite plant was temporarily curtailed as a result of the loss of electrical power resulting from the explosion. Repairs to the plant’s Line 2 were completed and full production resumed in January 2007.

Crude ore mining at Wabush was significantly impacted by pit de-watering difficulties, which adversely impacted production and costs.

Asia-Pacific Iron Ore

Sales Margin

Following is a summary of Asia-Pacific Iron Ore sales margin for 2006 versus 2005:

	(In Millions)
			Change due to
	2006	2005 (1)	Sales price and rate	Sales volume	Total change
Revenue from product sales and services	$361.0	$204.5	$51.5	$105.0	$156.5
Cost of goods sold and operating expenses	(274.4)	(174.1)	(10.9)	(89.4)	(100.3)

Sales margin	$86.6	$30.4	$40.6	$15.6	$56.2

Sales tonnes	7.4	4.9
Production tonnes — total	7.7	5.2

(1)	Represents results since the March 31, 2005 acquisition.

Sales revenue increased $156.5 million or approximately 77 percent. The increase in sales revenue was due to higher volume, $105.0 million and higher sales prices, $51.5 million. The 2.5 million tonne volume increase reflected the expansion of the Koolyanobbing operations in 2006 and the exclusion of sales prior to the March 31, 2005 acquisition. Asia-Pacific iron ore sales prices include the effects of a 19 percent increase in the international benchmark price of iron ore fines and lump.

Cost of goods sold and operating expenses increased $100.3 million or approximately 58 percent. The increase primarily reflected the effect of higher volume and an increase in unit production costs, primarily higher contract labor.

Production

Following is a summary of Asia-Pacific Iron Ore production tonnage for 2006 versus 2005:

	(In Millions) (1)
	Total
Mine	2006	2005
Koolyanobbing	7.0	4.7
Cockatoo Island	0.7	0.5

Total	7.7	5.2

(1)	Metric tons of 2,205 pounds.

Asia-Pacific Iron Ore 2005 production reflects results since the March 31, 2005 acquisition. An expansion of the Koolyanobbing facility was completed in 2006 that increased the Portman’s wholly-owned production capacity from six to eight million tonnes per annum.

Other Operating Income (Expense)

•

Casualty recoveries in 2005 of $12.3 million related to a five-week production curtailment at the Empire and Tilden mines in 2003 due to the loss of electric power as a result of flooding in the Upper Peninsula of Michigan. We recovered a portion of our deductible in 2007, totaling $3.2 million;

•

Selling, general and administrative expenses of $72.4 million increased $10.3 million compared with the prior year, reflecting increased outside professional services and full-year expense at our Asia-Pacific iron ore business and a $3.0 million property damage insurance deductible associated with the electrical explosion at United Taconite, partially offset by lower incentive compensation;

•

Miscellaneous-net income of $12.4 million was $8.2 million higher than the prior year, primarily reflecting higher mark-to-market currency gains at Portman and higher customer bankruptcy recoveries related to WCI’s 2003 bankruptcy filing.

Other Income (Expense)

•	Interest income of $17.2 million was $3.3 million higher than the prior year, reflecting higher average cash balances and higher interest rates.

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

Minority Interest

Minority interest increased $7.0 million, or almost 70 percent from the prior year. Minority interest represents the 19.6 percent minority interest related to our Asia-Pacific iron ore earnings.

Discontinued Operations

Our arrangements with Ferrominera, a government-owned company responsible for the development of Venezuela’s iron ore industry, to provide technical assistance in support of improving operations of a 3.3 million tonne per year pelletizing facility, were terminated in the third quarter of 2005. We recorded after-tax income of $0.2 million related to this contract in 2006, compared with 2005 after-tax expense of $1.7 million, which included our exit costs.

On July 23, 2004, CAL, an affiliate of the Company jointly owned by a subsidiary of the Company (82.3945 percent) and Outotec (17.6055 percent), a German company (formerly known as Lurgi Metallurgie GmbH), completed the sale of CAL’s HBI facility located in Trinidad and Tobago to ArcelorMittal USA. Terms of the sale included a purchase price of $8.0 million plus assumption of liabilities. ArcelorMittal USA closed this facility at the end of 2005. We recorded after-tax income of $0.1 million in 2006, compared with after-tax income of $0.9 million in 2005.

The results of discontinued operations for CAL and Ferrominera were recorded under Income (Loss) from Discontinued Operations in the Statements of Consolidated Operations.

Cash Flow and Liquidity

Following is a summary of our cash flows for 2007, 2006 and 2005:

	(In Millions)
	2007	2006	2005
Acquisition of PinnOak (net of $2.6 million of cash acquired)	$(343.8)	$—	$—
Capital expenditures	(199.5)	(119.5)	(97.8)
Investment in ventures	(180.6)	(13.4)	(8.5)
Repayment of PinnOak debt	(159.6)	—	—
Net purchase of marketable securities	(44.7)	—	—
Dividends on common and preferred stock	(26.4)	(25.8)	(18.7)
Repurchases of common stock	(2.2)	(121.5)	—
Net borrowings under credit facility	440.0	—	—
Net cash from operating activities	288.9	428.5	514.6
Effect of exchange rate changes on cash	11.8	5.9	(2.2)
Investment in Portman (net of $24.1 million cash acquired)	—	—	(409.0)
Other	21.5	4.4	(0.3)

Increase (decrease) in cash and cash equivalents from continuing operations	(194.6)	158.6	(21.9)
Cash from (used by) discontinued operations	—	0.3	(2.2)

Increase (decrease) in cash and cash equivalents	$(194.6)	$158.9	$(24.1)

See NOTE 2 — ACQUISITIONS AND OTHER INVESTMENTS for information regarding the PinnOak acquisition and repayment of debt as well as our investments in ventures.

Capital expenditures included the acquisition and development of mining tenements and related infrastructure including the construction of a washplant at Sonoma; the 0.8 million capacity expansion at Northshore and the re-build of the substation at United Taconite resulting from the October 2006 explosion. We anticipate that total cash used for investments and capital expenditures in 2008 will be approximately $200 million. We expect to fund our capital expenditures from available cash, current operations and borrowings under our credit facility.

Common stock repurchases in 2007 and 2006 reflected the purchase of 45,000 shares and 3.2 million shares, respectively, of 4.5 million shares authorized under two 2006 repurchase programs. Also, we increased our quarterly common share dividend to $.175 per share from $.125 per share effective with the quarterly dividend payable on March 3, 2008 to shareholders of record as of the close of business on February 15, 2008.

The decrease in operating cash flows in 2007 compared with 2006 was primarily due to changes in operating assets and liabilities. A summary of cash due to changes in operating assets and liabilities is as follows:

	(In Millions)
	2007	2006	2005
Net proceeds of short-term marketable securities	$—	$9.9	$172.8
Changes in product inventories	3.2	(29.9)	9.8
Changes in receivables and other assets	18.0	73.0	(64.8)
Changes in deferred revenues	(34.2)	62.4	0.2
Changes in payables and accrued expenses	(14.8)	3.4	73.3

Cash (used by) from changes in operating assets and liabilities	$(27.8)	$118.8	$191.3

Our product inventory balances at December 31, 2007 and 2006 were as follows:

	(In Millions)
	2007		2006
	Amount	Tons*	Amount	Tons*
North American Iron Ore	$114.3	3.4	$129.5	3.8
North American Coal	8.3	0.1	—	—
Asia-Pacific Iron Ore	30.2	1.1	20.8	0.9

Total	$152.8		$150.3

*	North American Iron Ore tons are long tons of pellets of 2,240 pounds

North American Coal tons are short tons of 2,000 pounds

Asia-Pacific Iron Ore tons are metric tons of 2,205 pounds

The decrease in North American Iron Ore pellet inventory was primarily due to higher sales volume, partially offset by higher production. The increase in Asia-Pacific Iron Ore inventory is primarily due to increased production attributable to the expansion of the Koolyanobbing operations and higher opening inventory compared with the prior year, partially offset by higher sales.

Operating cash flows in 2005 included the proceeds from the sale of $182.7 million of highly liquid marketable securities used in connection with our acquisition of Portman, net of $9.9 million purchases of ARS.

Net cash from operating activities in 2007, 2006 and 2005 also reflected $123.9 million, $95.7 million and $86.2 million of income tax payments and $37.7 million, $56.1 million and $55.8 million of contributions to pension plans and VEBAs, respectively. In 2006, we received a $67.5 million refund from the WEPCO escrow account.

Following is a summary of key liquidity measures:

	(In Millions)
	At December 31,
	2007	2006
Cash and cash equivalents	$157.1	$351.7

Debt	$(446.2)	$(6.9)

Working capital	$355.0	$407.4

Cash and cash equivalents included $127.8 million and $97.6 million at our Asia-Pacific Iron Ore operations at December 31, 2007 and 2006, respectively.

On August 17, 2007, we entered into a five-year unsecured credit facility with a syndicate of 13 financial institutions, which replaced a $500 million credit facility scheduled to expire in 2011 and a $150 million credit facility scheduled to expire in 2008. The new facility provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in revolving loans, swing loans and letters of credit. Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. Interest rates are either (1) a range from LIBOR plus 0.45 percent to LIBOR plus 1.125 percent based on debt and earnings or (2) the prime rate or the prime rate plus 1.125 percent based on debt and earnings. The credit facility has two financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2007, we were in compliance with the covenants in the credit agreement.

As of December 31, 2007, $240 million was drawn in revolving loans and the principal amount of letter of credit obligations totaled $16.2 million under the new credit facility. We also had $200 million drawn in term loans. We had $343.8 million of borrowing capacity available under the $800 million credit facility at December 31, 2007. The weighted average annual interest rate for outstanding revolving and term loans under the credit facility was 5.81 percent as of December 31, 2007. After the effect of interest rate hedging, the weighted average annual borrowing rate was 5.68 percent.

Portman is party to a A$40 million multi-option credit facility, which was finalized in April 2007. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia. At December 31, 2007, the outstanding bank commitments were A$12.5 million, reducing borrowing capacity to A$27.5 million. The facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2007, Portman was in compliance with the covenants in the credit facility.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operations. The borrowings, totaling $6.2 million at December 31, 2007, accrue interest annually at five percent. The borrowings require principal payments of approximately $0.8 million plus accrued interest to be made each January 31 for the next two years, with the balance due in full on January 31, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than operating leases primarily utilized for certain equipment and office space, we do not have any off-balance sheet financing. Following is a summary of our contractual obligations at December 31, 2007:

	Payments Due by Period (1) (In Millions)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt	$555.0	$0.8	$114.2	$440.0	$—
Interest on debt (2)	122.7	23.9	48.8	50.0	—
Capital lease obligations	77.4	9.7	18.8	17.1	31.8
Operating leases	77.9	18.2	31.5	16.8	11.4
Purchase obligations
Open purchase orders	227.0	180.5	28.6	17.9	—
Minimum “take or pay” purchase commitments (3)	517.0	144.3	177.3	130.1	65.3

Total purchase obligations	744.0	324.8	205.9	148.0	65.3
Other long-term liabilities
Pension funding minimums	87.9	24.0	34.8	29.1	—
OPEB claim payments	125.6	16.9	24.0	22.8	61.9
Mine closure obligations	118.5	3.5	0.8	15.6	98.6
FIN 48 obligations (4)	18.7	8.3	10.4	—	—
Personal injury	16.5	3.6	4.3	1.3	7.3
PinnOak contingent consideration	99.5	—	99.5	—	—
Other (5)	201.0

Total other long-term liabilities	667.7	56.3	173.8	68.8	167.8

Total	$2,244.7	$433.7	$593.0	$740.7	$276.3

(1)	Includes our consolidated obligations.

(2)	Interest calculated using a variable rate of 5.2 percent in 2008 and 2009 for the $200 million term debt and 5.8 percent from 2010 to 2012. Interest calculated using a variable rate of 5.6 percent from 2008 to 2012 for the $240 million revolving debt.

(3)	Includes minimum electric power demand charges, minimum coal, diesel and natural gas obligations, minimum railroad transportation obligations, minimum port facility obligations and minimum water pipeline access obligations for the Sonoma washplant.

(4)	Includes accrued interest.

(5)	Primarily includes income taxes payable and deferred income tax amounts for which payment timing is non-determinable.

Pensions and Other Postretirement Benefits

Defined benefit pension expense totaled $17.4 million, $23.0 million and $18.9 million for 2007, 2006 and 2005, respectively. The decrease in defined benefit pension expense was due primarily to the effects of greater than expected asset returns, demographic gains and an increase in the assumed discount rate used to determine plan obligations.

OPEB expense totaled $4.5 million, $9.8 million and $13.7 million for 2007, 2006 and 2005, respectively. The decrease in OPEB expense was due primarily to the effects of contributions made to the VEBAs during 2006, demographic gains, greater than expected asset returns and an increase in the assumed discount rate used to determine plan obligations.

See Employee Retirement Benefit Obligations under Critical Accounting Policies below and NOTE 8 — RETIREMENT RELATED BENEFITS in Item 8 for further information.

Point Beach Nuclear Power Plant

On December 19, 2006 WEPCO entered into an Asset Sale Agreement to sell its Point Beach Nuclear Plant. In conjunction with the sale, the parties to the transaction also negotiated a long-term Power Purchase Agreement (“PPA”) whereby WEPCO would purchase the capacity, energy, and ancillary services from Point Beach.

On September 25, 2007, the MPSC issued its Opinion and Order and determined that all of WEPCO’s Michigan customers, including the Empire and Tilden mines, should share in the distribution of proceeds resulting from the sale. The MPSC directed WEPCO to calculate an equal mills per kWh credit to be applied to customers’ bills for 18 monthly billing cycles following the close of the Point Beach Nuclear Plant sale.

WEPCO estimates a total of $882 million in net proceeds resulting from the transfer of ownership. The funds will be applied based on future consumption by its customers beginning in December 2007 through a $0.01581/kWh credit. Based on WEPCO’s proposal on projected electricity usage, the 2008 distribution to us would be approximately $32 million and will be reflected as a reduction in Cost of goods sold and operating expenses.

Sale of Wabush

On June 6, 2007, Consolidated Thompson Iron Mines Ltd. (traded on the TSX-Venture Exchange under the symbol CLM) made a conditional offer to acquire the 71.4 percent of Wabush owned directly or indirectly by the Company (26.8 percent) and U.S. Steel Canada (44.6 percent) for cash plus warrants for the purchase of CLM common shares and the assumption by CLM of employee and asset retirement obligations. The offer was non-binding upon the Company and U.S. Steel Canada except for the grant to CLM of limited exclusivity and was conditional upon various matters including the negotiation and finalization of the definitive agreement and the Dofasco right of first refusal referred to below.

As part of the transaction, if completed, we would enter into an agreement whereby CLM would sell a pro rata share to us annually from 4.8 million tons of expected annual Wabush production from the date of the closing through December 31, 2009. In 2007, Wabush produced 4.6 million tons of pellets with our share totaling 1.2 million tons.

Dofasco, a subsidiary of ArcelorMittal, holds the remaining 28.6 percent of Wabush. The notification to Dofasco of the conditional acceptance of CLM’s offer by the Company and U.S. Steel Canada on June 8, 2007, triggered a 90-day right of first refusal option by Dofasco under terms of the joint venture agreement.

On August 30, 2007, Dofasco provided notice to the Company and U.S. Steel Canada that it was exercising its right of first refusal to purchase the Company’s and U.S. Steel Canada’s interest in Wabush. Negotiations have not been finalized and it is possible that the transaction may not be consummated.

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

Interest for borrowings under our credit facility is a floating rate, dependent in part on the LIBOR rate, as such we are exposed to the effects of interest rate changes. Based on $440 million in outstanding revolving and term loans at December 31, 2007, a 100 basis point change to the LIBOR rate would result in a change of $4.5 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

Approximately 6 percent of our U.S. pension trust assets and 2.5 percent of VEBA assets are exposed to sub prime risk, all of which is investment grade and fully collateralized by properties. These investments primarily include Mortgage-Backed Securities and the Home Equity subset of the Asset-Backed Securities sector with AAA and AA credit quality ratings. While these structures have experienced spread widening in conjunction with the recent market volatility and re-pricing of risk, over-collateralization of the deals lessens the potential for principal loss in these tranches and the securities held have not been subject to ratings downgrades to date. The U.S. pension and VEBA trusts have no allocations to mortgage related collateralized debt obligations.

The rising cost of energy is an important issue for us as it comprises approximately 24 percent of our North American Iron Ore production costs. Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuel. We also use forward purchases of natural gas and diesel fuel to stabilize fluctuations in near-term prices. Our North American Iron Ore mines, including our share of ventures, consumed 14.0 million mmbtu’s of natural gas at an average price of $7.95 per mmbtu and 23.9 million gallons of diesel fuel at an average price of $2.31 per gallon. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. As of December 31, 2007, we purchased or have forward purchase contracts for 3.8 million and 2.0 million mmbtu’s of natural gas for 2008 and 2009, respectively, at an average price of $8.48 per mmbtu and 6.2 million gallons of diesel fuel at $2.12 per gallon for our North American Iron Ore mining ventures.

Our mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts, which are in quantities expected to be delivered and used in the production process, are a means to limit exposure to price fluctuations. At December 31, 2007, the notional amounts of the outstanding natural gas and diesel forward contracts were $52.5 million, with an unrecognized fair value gain of $5.7 million based on December 31, 2007 forward rates. The natural gas contracts mature at various times through September 2009 and the diesel fuel contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the year-end rate, the value and potential cash flow effect on the contracts would be approximately $5.8 million.

Our share of the Wabush operation in Canada represented approximately six percent of our North American pellet production. This operation is subject to currency exchange fluctuations between the U.S. and Canadian dollars; however, we do not hedge our exposure to this currency exchange fluctuation. During 2007, the value of the Canadian dollar rose against the U.S. dollar from $0.86 U.S. dollar per Canadian dollar at the end of 2006 to $1.02 U.S. dollars per Canadian dollar at December 31, 2007, an increase of 19 percent. The average exchange rate increased to $0.94 U.S. dollar per Canadian dollar in 2007 from an average of $0.88 U.S. dollar per Canadian dollar for 2006, an increase of approximately seven percent.

We are subject to changes in foreign currency exchange rates in Australia as a result of our operations at Portman and Sonoma, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. We do not hedge our exposure to this currency exchange fluctuation. A hypothetical one percent movement in quoted foreign currency exchange rates could result in a fair value change of approximately $11 million in our net investment.

Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to operations. At December 31, 2007, Portman had outstanding hedges totaling $362.5 million in the form of call options, collar options, convertible collar options and forward exchange contracts. The contracts have varying maturity dates ranging from January 2008 to November 2010, and a fair value adjustment based on the December 31, 2007 exchange rate of $21.3 million. A one hundred basis point increase in rates from the month-end rate would increase the fair value and cash flow by $3.0 million and a one hundred basis point decrease would decrease the fair value and cash flow by $2.5 million.

Outlook

Pricing

There has been a reported settlement of a 65 percent increase in pricing for iron ore fines for 2008. We are incorporating this into our estimates for pricing projections for lump and pellets. However, negotiations are still underway and there may be changes to the pricing for fines. In addition, pellets and lump may settle at different pricing levels.

North American Iron Ore

Our North American Iron Ore operations continue to produce at or near capacity. In 2008, Cliffs-managed iron ore pellet production in North America is expected to approximate 31.5 million tons Our share of this production is expected to be approximately 21 million tons. As we sell through current inventory, 2008 sales tons are estimated at 23 million tons. In estimating our revenue per ton for North American Iron Ore we made certain assumptions for the various factors included in our North American Iron Ore supply agreements. These include:

•	A 65 percent increase in the World Pellet Price;

•	Modest increases among producer price indices;

•	Approximately 16 percent increase in factors related to steel pricing; and,

•	A combination of contractual base price increases, lag-year adjustments and capped pricing.

The combination of these factors results in an estimated revenue per ton of $76 for 2008. Following is the estimated impact of changes in key assumptions on our North American Iron Ore revenue per ton:

•	Each 10 percent change from the 65 percent increase in World Pellet Price is expected to change our average realization per ton by $0.66; and,

•	Each $10 change from $650 per ton in the average hot rolled steel price at certain steelmaking facilities will result in a change in realization of $0.25 per ton.

We expect 2008 North American Iron Ore unit production costs to increase approximately four percent to approximately $50.00 per ton.

North American Coal

North American Coal is expected to produce and sell 4.5 million tons of metallurgical coal in 2008. We expect sales per ton to be approximately $91 in 2008. Cost per ton for the year is expected to be approximately $77. This full-year cost expectation assumes sequential quarterly improvement throughout the year as we ramp up production and execute business improvement initiatives at our coal mines.

Asia-Pacific Iron Ore

Asia-Pacific Iron Ore 2008 production volume is expected to be 7.9 million tonnes, with expected sales volume of 8.0 million tonnes. We expect Asia-Pacific revenue-per-tonne of approximately $88. This estimate assumes a 65 percent increase in the 2008 international settlement price for lumps and fines, which is subject to change, as well as consideration that in 2007 our Asia-Pacific Iron Ore segment benefited from a $30 million revenue currency hedging benefit unlikely to repeat in 2008.

We expect Asia-Pacific Iron Ore costs of approximately $53 per tonne. This estimate includes an expanded $23 million exploration program at the Company’s Koolyanobbing operations targeted at expanding our iron ore reserves in Australia.

Sonoma Coal Project

Our Sonoma Coal Project is scheduled to commence shipments in the first quarter of 2008. Severe flooding at the mine in mid-February 2008, has caused a delay in previously scheduled shipments. Incorporating the effects of the flooding, we expect total production of 2.0 million tonnes for 2008 in nearly equal amounts of hard coking and thermal coal. Revenue per tonne at Sonoma is expected to average $82, with projected cost of $78 per tonne.

Amapá Iron Ore Project

MMX has management control over the venture and has indicated plans to complete construction of the concentrator and ramp-up operations during 2008. Production and sales are expected to total three to four million tonnes in 2008. Based on start-up delays and production levels, we expect to incur significant equity losses in 2008. MMX expects Amapá to produce at the 6.5 million tonne design level in 2009.

Selling, General and Administrative Expenses and Other Expectations

As we continue to invest in management infrastructure related to our rapid growth and increased business development, selling, general and administrative expenses are anticipated to be approximately $150 million in 2008. We anticipate an effective tax rate in the range of 24 to 26 percent for the year. We also expect 2008 capital expenditures of approximately $200 million and depreciation and amortization of approximately $170 million.

Critical Accounting Estimates

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

We recorded revenue, cost of goods sold and sales margin of $87 million, $74 million and $13 million, respectively, in the fourth quarter of 2007 related to sales to customers under minimum purchase requirements of supply agreements, who have paid for the iron ore and requested the Company to not ship the iron ore until the spring of 2008, when the Great Lakes waterways re-open for shipping. These bill-and-hold sales were made pursuant to long-term contracts that include annual take-or-pay arrangements.

In December 2006, two customers purchased and paid for 1.2 million tons of pellets in upper lakes stockpiles to meet 2006 contractual requirements. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “collect and hold” guidance discussed in SEC Staff Accounting Bulletin No. 104 Topic 13, but because a fixed shipment schedule was not established prior to year-end, revenue recognition on these transactions, totaling $62.6 million, was deferred until the product was delivered in 2007.

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. These price adjustment factors vary from agreement to agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies from agreement to agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any one year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors. The price adjustment factors have been evaluated as embedded derivatives. We evaluated the embedded derivatives in the supply agreements in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly they have not been separately valued as derivative instruments. Certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnaces. We account for this provision as derivative instruments at the time of sale and record this provision at fair value until the year the product is consumed and the amounts are settled as an adjustment to revenue.

Under some North American term supply agreements, we ship the product to ports on the Great Lakes and/or to the customer’s facilities prior to the transfer of title. Our rationale for shipping iron ore products to some customers in advance of payment for the products is to minimize credit risk exposure. Generally, our North American term supply agreements specify that title and risk of loss pass to the customer when payment for the pellets is received. This is a practice utilized to reduce our financial risk to customer insolvency.

Revenue from product sales includes cost reimbursements from venture partners for their share of mine costs. The mining ventures function as captive cost companies; they supply product only to their owners effectively on a cost basis. Accordingly, the minority interests’ revenue amounts are stated at cost of production and are offset in entirety by an equal amount included in cost of goods sold resulting in no profits or losses reflected in minority interest participants. As we are responsible for product fulfillment, we have the risks and rewards of a principal in the transaction and accordingly we record revenue in this arrangement on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, under the line item “Freight and other reimbursements”.

Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers in Freight and Venture Partners’ Cost Reimbursements separate from product revenue, in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Where we are joint venture participants in the ownership of a North American iron ore mine, our contracts entitle us to receive royalties and management fees, which we earn as the pellets are produced.

North American Coal

For domestic coal sales, revenue is recognized when title passes to the customer. This generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessel at the terminal.

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

Tax Contingencies

Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax-filing positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax-filing positions, we record reserves for exposures where a position taken has not met a more-likely-than-not threshold. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. When facts change or the actual results of a settlement with tax authorities differs from our established reserve for a matter, we adjust our tax contingencies reserve and income tax provision in the period in which the facts changed or the income tax matter is resolved.

Prior to 2007, we recorded estimated tax liabilities to the extent they were probable and could be reasonably estimated. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The effects of applying this Interpretation resulted in a decrease of $7.7 million to retained earnings as of January 1, 2007. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken in a tax return). This Interpretation also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Mineral Reserves

We regularly evaluate our economic mineral reserves and update them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the mineral reserve could require increases in capital and development expenditures. Generally as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions, or the expected quality of ore reserves could decrease capacity or ore reserves. Technological progress could alleviate such factors, or increase capacity or ore reserves.

We use our mineral reserve estimates combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. See NOTE 5 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS — for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives would have a substantial effect on the recorded obligation. We also utilize economic mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in mineral reserves or mine lives could significantly affect these items.

Asset Retirement Obligations

The accrued mine closure obligations for our active mining operations provide for contractual and legal obligations associated with the eventual closure of the mining operations. Our obligations are determined based on detailed estimates adjusted for factors that an outside party would consider (i.e., inflation, overhead and profit), which were escalated (at an assumed three percent) to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate for the initial estimates. The estimate at December 31, 2007 and 2006 included incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. See NOTE 6 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS — for further information.

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

Employee Retirement Benefit Obligations

The Company and its North American Iron Ore mining ventures sponsor defined benefit pension plans covering substantially all North American employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. We do not provide OPEB for most U.S. salaried employees hired after January 1, 1993.

Pursuant to a 2003 asset purchase agreement with the previous owner, PinnOak assumed postretirement benefits for certain employees who will vest more than five years after the asset purchase date of June 30, 2003. Postretirement benefits for vested employees and those that will vest within the five-year period subsequent to the acquisition date remain obligations of the previous owner. PinnOak records a provision for estimated postretirement benefits for employees not covered by the asset purchase agreement with the former owner based upon annual valuations.

Portman does not have employee retirement benefit obligations.

On September 12, 2006, the Company’s Board of Directors approved modifications to the pension benefits provided to salaried participants. The modifications retroactively reinstated the final average pay benefit formula (previously terminated and replaced with a cash balance formula in July 2003) to allow for additional accruals through June 30, 2008 or the continuation of benefits under an improved cash balance formula, whichever is greater. The change increased the PBO by $15.1 million and pension expense by $1.1 million in 2006. Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2005 through 2008:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2005	$38.1	$18.9	$29.2	$13.7
2006	40.7	23.0	30.4	9.8
2007	32.5	17.4	23.0	4.5
2008 (Estimated)	24.4	15.4	16.0	3.9

Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and postretirement benefit plans (primarily retiree healthcare benefits) offered by the Company are evaluated periodically by management. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, and the medical care cost trend are reviewed annually. At December 31, 2007, we increased our discount rate for U.S. plans to 6.00 percent from 5.75 percent at December 31, 2006. Additionally, we adopted the IRS static 2023/2015 (separate pre-retirement and postretirement) table on December 31, 2007, to determine the expected life of our plan participants, replacing the 1994 GAM table. Following are sensitivities on estimated 2008 pension and OPEB expense of potential further changes in these key assumptions:

	Increase in 2008
	Expense (In Millions)
	Pension	OPEB
Decrease discount rate .25 percent	$1.5	$0.4
Decrease return on assets 1 percent	5.8	1.3
Increase medical trend rate 1 percent	N/A	4.1

Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are determined by the Company based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on our financial condition due to the magnitude of our retirement obligations. See NOTE 8 — RETIREMENT RELATED BENEFITS in Item 8 for further information.

Accounting for Business Combinations

In July 2007, we completed the acquisition of PinnOak. We allocated the purchase price to assets acquired and liabilities assumed based on their relative fair value at the date of acquisition, pursuant to SFAS 141, Business Combinations. The estimated purchase price allocation is preliminary and is subject to revision. Additional valuation work is being conducted on mineral reserves, black lung obligations, property, plant and equipment and real estate values. In estimating the fair value of the assets acquired and liabilities assumed, we consider information obtained during our due diligence process and utilize various valuation methods, including market prices, where available, comparisons to transactions for similar assets and liabilities and present value of estimated future cash flows. We are required to make subjective estimates in connection with these valuations and allocations.

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	uncertainty relating to contractual disputes with any of our customers;

•	our business and growth strategies;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	adverse changes in currency values;

•	uncertainty relating to contractual disputes with any of our significant energy, material or service providers;

•	the success of cost-savings efforts;

•	uncertainties related to underground mining;

•	labor relations;

•	our financing plans and forecasts; and

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

Item 8.    Financial Statements and Supplementary Data

Statements of Consolidated Financial Position

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	December 31 (In Millions)
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157.1	$351.7
Trade accounts receivable	84.9	32.3
Inventories	241.9	200.9
Supplies and other inventories	77.0	77.5
Deferred and refundable taxes	19.7	9.7
Derivative assets	69.5	32.9
Other	104.5	77.3

TOTAL CURRENT ASSETS	754.6	782.3
NET PROPERTIES	1,823.9	884.9
OTHER ASSETS
Prepaid pensions — salaried	6.7	2.2
Long-term receivables	38.0	43.7
Deferred income taxes	42.1	107.0
Deposits and miscellaneous	89.5	83.7
Investments in ventures	265.3	7.0
Marketable securities	55.7	28.9

TOTAL OTHER ASSETS	497.3	272.5

TOTAL ASSETS	$3,075.8	$1,939.7

See notes to consolidated financial statements.

Statements of Consolidated Financial Position

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	December 31 (In Millions)
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$149.9	$142.4
Accrued employment costs	73.2	48.0
Other postretirement benefits	11.2	18.3
Income taxes payable	11.5	29.1
State and local taxes payable	33.6	25.6
Environmental and mine closure obligations	7.6	8.8
Accrued expenses	50.1	28.1
Deferred revenue	28.4	62.6
Other	34.1	12.0

TOTAL CURRENT LIABILITIES	399.6	374.9
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	90.0	140.4
Other postretirement benefits	114.8	139.0

TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	204.8	279.4
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	123.2	95.1
DEFERRED INCOME TAXES	189.0	117.9
REVOLVING CREDIT FACILITY	240.0	—
TERM LOAN	200.0	—
CONTINGENT CONSIDERATION	99.5	—
DEFERRED PAYMENT	96.2	—
OTHER LIABILITIES	107.3	68.5

TOTAL LIABILITIES	1,659.6	935.8
MINORITY INTEREST	117.8	85.8
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES 134,715 AND 172,300 OUTSTANDING IN 2007 AND 2006	134.7	172.3
SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Class A — 3,000,000 shares authorized and unissued
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $0.25 a share
Authorized — 112,000,000 shares;
Issued — 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	116.6	103.2
Retained Earnings	1,316.2	1,078.5
Cost of 23,727,961 Common Shares in treasury (2006 — 26,406,414 shares)	(255.6)	(282.8)
Accumulated other comprehensive loss	(30.3)	(169.9)

TOTAL SHAREHOLDERS’ EQUITY	1,163.7	745.8

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,075.8	$1,939.7

See notes to consolidated financial statements.

Statements of Consolidated Operations

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	Year Ended December 31, (In Millions, Except Per Share Amounts)
	2007	2006	2005
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,997.3	$1,669.1	$1,512.2
Freight and venture partners’ cost reimbursements	277.9	252.6	227.3

	2,275.2	1,921.7	1,739.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,813.2)	(1,507.7)	(1,350.5)

SALES MARGIN	462.0	414.0	389.0
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	14.5	11.7	13.1
Casualty recoveries	3.2	—	12.3
Selling, general and administrative expenses	(114.2)	(72.4)	(62.1)
Gain on sale of assets — net	18.4	—	—
Miscellaneous — net	(2.3)	12.4	4.2

	(80.4)	(48.3)	(32.5)

OPERATING INCOME	381.6	365.7	356.5
OTHER INCOME (EXPENSE)
Interest income	20.0	17.2	13.9
Interest expense	(22.6)	(5.3)	(4.5)
Other — net	1.7	10.2	2.2

	(0.9)	22.1	11.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, EQUITY LOSS FROM VENTURES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	380.7	387.8	368.1
PROVISION FOR INCOME TAXES	(84.1)	(90.9)	(84.8)
MINORITY INTEREST (net of tax $4.7 million, $7.3 million and $5.4 million in 2007, 2006 and 2005)	(15.6)	(17.1)	(10.1)
EQUITY LOSS FROM VENTURES	(11.2)	—	—

INCOME FROM CONTINUING OPERATIONS	269.8	279.8	273.2
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
(net of tax 0.2 million, $0.2 million and $0.4 million in 2007, 2006 and 2005)	0.2	0.3	(0.8)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	270.0	280.1	272.4
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax $2.8 million)	—	—	5.2

NET INCOME	270.0	280.1	277.6
PREFERRED STOCK DIVIDENDS	(5.2)	(5.6)	(5.6)

INCOME APPLICABLE TO COMMON SHARES	$264.8	$274.5	$272.0

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$6.38	$6.52	$6.16
Discontinued operations	—	.01	(.02)
Cumulative effect of accounting changes	—	—	.12

EARNINGS PER COMMON SHARE — BASIC	$6.38	$6.53	$6.26

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$5.14	$5.19	$4.92
Discontinued operations	—	.01	(.02)
Cumulative effect of accounting changes	—	—	.09

EARNINGS PER COMMON SHARE — DILUTED	$5.14	$5.20	$4.99

AVERAGE NUMBER OF SHARES (In thousands)
Basic	41,494	42,072	43,456
Diluted	52,513	53,827	55,673

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Cleveland-Cliffs Inc and Consolidated Subsidiaries

		Year Ended December 31, (In Millions, Brackets Indicate Cash Decrease)
		2007	2006	2005
	CASH FLOW FROM CONTINUING OPERATIONS OPERATING ACTIVITIES
	Net income	$270.0	$280.1	$277.6
	(Income) loss from discontinued operations	(0.2)	(0.3)	0.8
	Cumulative effect of accounting change	—	—	(5.2)
	Adjustments to reconcile net income to net cash from operating activities:
	Depreciation and amortization	107.2	73.9	42.8
	Minority interest	15.6	17.1	10.1
	Share-based compensation	11.8	4.9	—
	Equity loss in ventures (net of tax)	11.2	—	—
	Environmental and closure obligation	1.3	(1.6)	6.0
	Pensions and other postretirement benefits	(35.4)	(40.3)	(35.2)
	Deferred income taxes	(33.1)	(4.8)	(4.4)
	Derivatives and currency hedges	(15.4)	(8.0)	36.7
	Gain on sale of assets	(17.9)	(9.9)	(11.3)
	Excess tax benefit from share-based compensation	(4.3)	(1.2)	—
	Casualty recoveries	(3.2)	—	(12.3)
	Proceeds from casualty recoveries	3.2	—	12.3
	Other	5.9	(0.2)	5.4
	Changes in operating assets and liabilities:
	Receivables & other assets	18.0	73.0	(64.8)
	Product inventories	3.2	(29.9)	9.8
	Deferred revenue	(34.2)	62.4	0.2
	Payables and accrued expenses	(14.8)	3.4	73.3
	Sales of marketable securities	—	13.6	182.8
	Purchases of marketable securities	—	(3.7)	(10.0)

	Net cash from operating activities	288.9	428.5	514.6
	INVESTING ACTIVITIES
	Acquisition of PinnOak	(343.8)	—	—
	Purchase of property, plant and equipment:	(199.5)	(119.5)	(97.8)
	Investments in ventures	(180.6)	(13.4)	(8.5)
	Purchase of marketable securities	(85.3)	—	—
	Redemption of marketable securities	40.6	—	—
	Proceeds from sale of assets	23.2	5.5	4.4
	Investment in Portman Limited	—	—	(409.0)
	Payment of currency hedges	—	—	(9.8)

	Net cash used by investing activities	(745.4)	(127.4)	(520.7)
	FINANCING ACTIVITIES
	Borrowings under credit facilities	1,195.0	—	175.0
	Repayments under credit facilities	(755.0)	—	(175.0)
	Repayment of PinnOak debt	(159.6)	—	—
	Common Stock dividends	(20.9)	(20.2)	(13.1)
	Preferred Stock dividends	(5.5)	(5.6)	(5.6)
	Repayment of capital lease obligations	(4.3)	(3.1)	—
	Repayment of other borrowings	(2.6)	(0.8)	—
	Repurchases of Common Stock	(2.2)	(121.5)	—
	Issuance costs of revolving credit	(1.0)	(1.0)	(2.7)
	Excess tax benefit from share-based compensation	4.3	1.2	—
	Contributions by minority interest	1.9	1.9	2.1
	Proceeds from stock options exercised	—	0.7	5.7

	Net cash from (used by) financing activities	250.1	(148.4)	(13.6)
	EFFECT OF EXCHANGE RATE CHANGES ON CASH	11.8	5.9	(2.2)

	CASH FROM (USED BY) CONTINUING OPERATIONS	(194.6)	158.6	(21.9)
CASH FROM (USED BY) DISCONTINUED OPERATIONS	— OPERATING	—	0.3	(5.2)
	— INVESTING	—	—	3.0

	INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194.6)	158.9	(24.1)
	CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	351.7	192.8	216.9

	CASH AND CASH EQUIVALENTS AT END OF YEAR	$157.1	$351.7	$192.8

See notes to consolidated financial statements.

Statements of Consolidated Shareholders’ Equity

Cleveland-Cliffs Inc and Consolidated Subsidiaries

	(In Millions)
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Total
January 1, 2005	21.6	$16.8	$92.3	$565.3	$(169.4)	$(81.0)	$424.0
Comprehensive income
Net income	—	—	—	277.6	—	—	277.6
Other comprehensive income
Minimum pension liability	—	—	—	—	—	(19.5)	(19.5)
Unrealized gain on securities	—	—	—	—	—	1.5	1.5
Unrealized loss on Foreign Currency Translation	—	—	—	—	—	(24.7)	(24.7)
Unrealized loss on derivative instruments	—	—	—	—	—	(1.9)	(1.9)

Total comprehensive income	—	—	—	—	—	—	233.0
Stock options exercised	0.1	—	3.2	—	2.5	—	5.7
Stock and other incentive plans	0.2	—	5.0	—	2.6	—	7.6
Preferred Stock dividends	—	—	—	(5.6)	—	—	(5.6)
Common Stock dividends	—	—	—	(13.1)	—	—	(13.1)

December 31, 2005	21.9	16.8	100.5	824.2	(164.3)	(125.6)	651.6
Comprehensive income
Net income	—	—	—	280.1	—	—	280.1
Other comprehensive income
Minimum pension and OPEB liability	—	—	—	—	—	17.9	17.9
Unrealized gain on marketable securities	—	—	—	—	—	7.9	7.9
Unrealized gain on Foreign Currency Translation	—	—	—	—	—	34.3	34.3
Unrealized gain on derivative instruments	—	—	—	—	—	6.3	6.3

Total comprehensive income	—	—	—	—	—	—	346.5
Effect of implementing SFAS 158	—	—	—	—	—	(110.7)	(110.7)
Stock options exercised	—	—	0.3	—	0.4	—	0.7
Stock and other incentive plans	0.2	—	2.3	—	2.5	—	4.8
Stock split	21.2	—	—	—	—	—	—
Repurchases of Common Stock	(2.4)	—	—	—	(121.5)	—	(121.5)
Conversion of Preferred Stock	—	—	0.1	—	0.1	—	0.2
Preferred Stock dividends	—	—	—	(5.6)	—	—	(5.6)
Common Stock dividends	—	—	—	(20.2)	—	—	(20.2)

December 31, 2006	40.9	16.8	103.2	1,078.5	(282.8)	(169.9)	745.8
Comprehensive income
Net income	—	—	—	270.0	—	—	270.0
Other comprehensive income
Pension and OPEB liability	—	—	—	—	—	38.8	38.8
Unrealized net gain on marketable securities	—	—	—	—	—	0.6	0.6
Unrealized net gain on Foreign Currency Translation	—	—	—	—	—	86.9	86.9
Unrealized loss on interest rate swap	—	—	—	—	—	(0.9)	(0.9)
Unrealized gain on derivative instruments	—	—	—	—	—	14.2	14.2

Total comprehensive income	—	—	—	—	—	—	409.6
Effect of implementing FIN 48	—	—	—	(7.7)	—	—	(7.7)
Stock options exercised	—	—	—	—	0.2	—	0.2
Stock and other incentive plans	0.2	—	4.1	—	2.5	—	6.6
Repurchases of Common Stock	—	—	—	—	(2.2)	—	(2.2)
Conversion of Preferred Stock	2.5	—	9.3	1.6	26.7	—	37.6
Preferred Stock dividends	—	—	—	(5.3)	—	—	(5.3)
Common Stock dividends	—	—	—	(20.9)	—	—	(20.9)

December 31, 2007	43.6	$16.8	$116.6	$1,316.2	$(255.6)	$(30.3)	$1,163.7

See notes to consolidated financial statements.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

Business Summary

We are an international mining company, the largest producer of iron ore pellets in North America and a major supplier of metallurgical coal to the global steelmaking industry. We operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and three coking coal mines in West Virginia and Alabama. We also own 80.4 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. In addition, we have a 30 percent interest in the Amapá Project, a Brazilian iron ore project, and a 45 percent economic interest in the Sonoma Project, an Australian coking and thermal coal project. Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore.

Accounting Policies

We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

Reclassifications:    Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. They included the reclassification of certain amounts included in Miscellaneous-net to Sales, General and Administrative expenses and Other-net to Interest expense.

Basis of Consolidation:    The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest
Northshore	Minnesota	100.0%
Pinnacle	West Virginia	100.0
Oak Grove	Alabama	100.0
Tilden	Michigan	85.0
Portman	Western Australia	80.4
Empire	Michigan	79.0
United Taconite	Minnesota	70.0

Intercompany accounts are eliminated in consolidation.

Our investments in ventures include our 30 percent equity interest in Amapá, a project located in Brazil, our 23 percent equity interest in Hibbing, an unincorporated joint venture in Minnesota, and our 26.83 percent equity interest in Wabush, an unincorporated joint venture located in Canada, and Portman’s 50 percent non-controlling interest in Cockatoo Island.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Sonoma Coal Project:    We own 100 percent of CAWO, 8.33 percent of the Mining Assets and 45 percent of the Non-Mining Assets. Through various interrelated arrangements, we achieve a 45 percent economic interest in Sonoma despite the stated ownership of the individual pieces of the Sonoma Project. CAWO is consolidated as a wholly owned subsidiary of the Company and because we are the primary beneficiary, we absorb greater than 50 percent of the residual returns and expected losses of CAWO. We have an undivided interest in the Mining and Non-Mining Assets of the Sonoma Coal Project and, as it is in an extractive industry, we pro rata consolidate these assets and its share of costs in accordance with EITF 00-1, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. Although SMM does not have sufficient equity at risk and accordingly is a VIE under paragraph 5(a) of FIN 46R, Consolidation of Variable Interest Entities, we are not the primary beneficiary of SMM. Accordingly, we account for our investment in SMM in accordance with the equity method.

Our 30 percent ownership interest in Amapá, in which we do not have control but have the ability to exercise influence over operating and financial policies, is accounted for under the equity method. Accordingly our share of the results from Amapá are reflected as Equity loss from ventures on the Statements of Consolidated Operations.

The financial information of Amapá included in our financial statements is as of and for the period from the date of acquisition through November 30, 2007. The earlier cut-off is to allow for sufficient time needed by Amapá to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review and approval by the Company. There were no intervening transactions or events which materially affect Amapá’s financial position or results of operations that were not reflected in our year-end financial statements.

The following table presents the detail of our Investments in ventures and where those investments are classified on the Statements of Consolidated Financial Position. Parentheses indicate a net liability.

			(In Millions)
			December 31,
Investment	Classification	Interest Percentage	2007	2006
Amapá	Investments in ventures	30	$247.2	$—
Wabush	Investments in ventures	27	5.8	5.3
Cockatoo	Other current liabilities	50	(9.9)	(2.9)
Hibbing	Other liabilities	23	(0.3)	(9.9)
Other	Investments in ventures		12.3	1.7

			$255.1	$(5.8)

Revenue Recognition:

North American Iron Ore

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified terms of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Generally, our North American Iron Ore term supply agreements provide that title and risk of loss pass to the customer when payment is received. This is a practice utilized to reduce our financial risk due to customer insolvency. This practice is not believed to be widely used throughout the balance of the industry.

The Company recognizes revenue based on the gross amount billed to a customer as it earned revenue from the sale of the goods or services. Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers in Freight and Venture Partners’ Cost Reimbursements separate from product revenue, in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The mining ventures function as captive cost companies; they supply product only to their owners effectively on a cost basis. Accordingly, the minority interests’ revenue amounts are stated at cost of production and are offset in entirety by an equal amount included in cost of goods sold resulting in no sales margin reflected in minority interest participants. As the Company is responsible for product fulfillment, it has the risks and rewards of a principal in the transaction and accordingly records revenue in this arrangement on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in Freight and Venture Partners’ Cost Reimbursements.

Following is a summary of reimbursements in our North American Iron Ore operations:

	(In Millions)
	2007	2006	2005
Reimbursements for:
Freight	$78.3	$70.4	$70.5
Venture partners’ cost	197.3	182.2	156.8

Total reimbursements	$275.6	$252.6	$227.3

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

We have long-term supply agreements with several North American Iron Ore customers which include take-or-pay provisions that require the customer to purchase a specified number of tons of iron ore pellets each calendar year. In order to comply with the take-or-pay provisions of their existing long-term supply agreements, two of our customers purchased and paid for approximately 1.5 million tons of iron ore pellets in stockpiles at the end of 2007. The customers requested via a fixed shipping schedule that the Company not ship the iron ore until the spring of 2008, when the Great Lakes waterways re-open for shipping. Revenue of $87 million was recorded in the fourth quarter of 2007 related to these transactions.

Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced. Revenue is recognized on the sale of services when the services are performed.

North American Coal

Revenue is recognized when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessel at the terminal. Revenue from product sales since the July 31, 2007 acquisition included reimbursement for freight charges of $2.3 million paid on behalf of customers.

Asia-Pacific Iron Ore

Portman’s sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel.

Deferred Revenue:    The terms of one of our North American Iron Ore pellet supply agreements require bi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. Revenue from this supply agreement is recognized when title has transferred upon shipment of pellets. Installment amounts received in excess of sales totaled $14.6 million and were recorded as Deferred revenue on the December 31, 2007 Statements of Consolidated Financial Position.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Two of our customers purchased and paid for approximately 1.5 million tons of iron ore pellets in stockpiles in the fourth quarter of 2007. The customers requested the Company, under a fixed shipment schedule, to not ship the iron ore until the spring of 2008, when the Great Lakes waterways re-open for shipping. Freight revenue related to these transactions of $13.8 million was deferred on the December 31, 2007 Statements of Consolidated Financial Position until the product is delivered in 2008.

Two of our North American Iron Ore customers purchased and paid for a total of 1.2 million tons of pellets in December 2006 under terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance discussed in SEC Staff Accounting Bulletin No. 104 Topic No. 13, but because a fixed shipment schedule was not established prior to year-end, revenue recognition on these transactions, totaling $62.6 million, was deferred on the December 31, 2006 Statements of Consolidated Financial Position until the product was delivered in 2007.

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

Marketable Securities:    We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. We evaluate our investments in securities for impairment at each reporting period in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included as a realized loss. At December 31, 2007 and 2006, we had $74.6 million and $28.9 million, respectively, of marketable securities as follows:

	(In Millions)
	2007	2006
Held to maturity — current	$18.9	$—
Held to maturity — non-current	25.8	—

	44.7	—
Available for sale — non-current	29.9	28.9

Total	$74.6	$28.9

Marketable securities classified as “held-to-maturity” are stated at cost. The held-to-maturity investments are summarized as follows:

	(In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$23.1		$(1.4)	$21.7
Floating rate notes	21.6		(0.1)	21.5

Total	$44.7	$—	$(1.5)	$43.2

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The held-to-maturity securities have maturities as follows:

(In Millions)
Within 1 year	$18.9
1 to 5 years	25.8

$44.7

Marketable securities classified as “available for sale,” are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The available-for-sale investments are summarized as follows:

	(In Millions)
	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities	$14.2	$15.7	$—	$29.9

	(In Millions)
	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities	$14.2	$14.7	$—	$28.9

We intend to hold our shares of equity securities indefinitely. See NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Derivative Financial Instruments:    Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options, designated as cash flow hedges, to hedge its foreign currency exposure for a portion of its sales receipts denominated in United States currency. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in the Australian and United States currency exchange rates, and to protect against undue adverse movement in these exchange rates. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Portman’s policy is to hedge no more than 90 percent of anticipated sales up to 12 months, no more than 75 percent of anticipated sales from 13 to 24 months and no more than 50 percent of anticipated sales from 25 to 36 months. In 2007, 2006 and 2005, $0.7 million, $2.7 million and $9.8 million, respectively, of pre-acquisition hedge contracts were settled and recognized as a reduction of revenues. Changes in fair value for highly effective hedges are recorded as a component of Other comprehensive income. Unrealized gains totaled $18.7 million and $4.5 million in 2007 and 2006, respectively. In 2007, 2006 and 2005, ineffectiveness resulting in a $17.0 million loss, $2.7 million gain and a $2.6 million loss, respectively, were charged to Miscellaneous-net on the Statements of Consolidated Operations. We estimate $14.4 million of cash flow hedge contracts will be settled due to the settling of revenue contracts and reclassified into earnings in the next 12 months.

At December 31, 2007, Portman had outstanding $362.5 million in the form of call options, collar options, convertible collars and forward exchange contracts with varying maturity dates ranging from January 2008 to November 2010, and a fair value adjustment based on the December 31, 2007 spot rate of $21.3 million. We had $15.7 million and $6.3 million of hedge contracts recorded as Derivative assets on the December 31, 2007 and 2006 Statements of Consolidated Financial Position, respectively, and $5.9 million and $3.6 million of hedge contracts recorded as long-term assets as Deposits and miscellaneous on the Statements of Consolidated Financial Position at December 31, 2007 and 2006, respectively.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. These price adjustment factors vary from agreement to agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies from agreement to agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any given year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. We evaluated the embedded derivatives in the supply agreements in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly they have not been separately valued as derivative instruments.

Certain iron ore supply agreements with one of our North American customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the year the pellets are consumed and the amounts are settled. The amounts, totaling $98.3 million, $107.9 million, and $65.9 million, were recognized as Product revenues in the Statements of Consolidated Operations, in 2007, 2006 and 2005, respectively. Derivative assets, representing the fair value of pricing factors, were $53.8 million and $26.6 million on the December 31, 2007 and December 31, 2006 Statements of Consolidated Financial Position, respectively.

In the normal course of business, we enter into forward contracts designated as normal purchases, for the purchase of commodities, primarily natural gas and diesel fuel, which are used in our North American operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.

Effective October 19, 2007, we entered into a $100 million fixed interest rate swap to convert a portion of our floating rate debt into fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. The objective of the hedge is to eliminate the variability of cash flows in interest payments for forecasted floating rate debt, attributable to changes in benchmark LIBOR interest rates. The changes in the cash flows of the interest rate swap are expected to offset the changes in the cash flows (e.g., changes in the forecasted interest rate payments) attributable to fluctuations in benchmark LIBOR interest rates for forecasted floating rate debt.

To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability on the consolidated balance sheet. Ineffectiveness is measured quarterly based on the “hypothetical derivative” method from Implementation Issue G7, Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method Is Not Applied. Accordingly, the calculation of ineffectiveness involves a comparison of the fair value of the interest rate swap and the fair value of a hypothetical swap, which has terms that are identical to the hedged item. To the extent the change in the mark-to-market on the hedge is equal to or less than the change in the mark-to-market on the hypothetical derivative, then the entire change is recorded in Other Comprehensive Income. If the change is greater, the ineffective portion will be recognized immediately in income. The amount charged to Other comprehensive income for 2007 was $0.9 million. Derivative liabilities, totaling $1.4 million, were recorded as Other current liabilities on the Statements of Consolidated Financial Position at December 31, 2007. There was no hedge ineffectiveness for interest rate swaps in 2007.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories:

The following table is a summary of our Inventory on the Statements of Consolidated Financial Position at December 31, 2007 and 2006:

	(In Millions)
	2007			2006
	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$114.3	$16.5	$130.8	$129.5	$14.0	$143.5
North American Coal	8.3	0.8	9.1	—	—	—
Asia-Pacific Iron Ore	30.2	71.8	102.0	20.8	36.6	57.4

Total	$152.8	$89.1	$241.9	$150.3	$50.6	$200.9

North American Iron Ore

North American Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. The excess of current cost over LIFO cost of iron ore inventories was $58.4 million and $60.4 million at December 31, 2007 and 2006, respectively. During 2007 and 2005, the inventory balances declined resulting in liquidation of LIFO layers; the effect of the inventory reduction decreased Cost of goods sold and operating expenses by $0.1 million and $0.9 million, respectively. There was no liquidation of LIFO layers in 2006. We had approximately 0.8 million tons stored at ports on the lower Great Lakes to service customers at both December 31, 2007 and 2006, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. It also assists the customers by more closely relating the timing of the customer’s payments for the product to the customer’s consumption of the products and by providing a portion of the three-month supply of inventories of iron ore the customers require during the winter when product shipments are curtailed over the Great Lakes. We track the movement of the inventory and verify the quantities on hand.

North American Coal

At acquisition, the fair value of PinnOak’s inventory was determined utilizing estimated selling price less costs to sell. Inventories are stated at the lower of cost or market. Cost of coal inventories includes labor, supplies and operating overhead and related costs and is calculated using the average production cost. We maintain ownership until coal is loaded into rail cars at the mine for domestic sales and until loaded in the vessels at the terminal for export sales.

Asia-Pacific Iron Ore

Asia-Pacific Iron Ore product inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to the inventory on hand by the method most appropriate to each particular class of inventory, with the majority being valued on a weighted average basis. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.

Iron Ore and Coal Reserves:    We review iron ore and coal reserves based on current expectations of revenues and costs, which are subject to change. Iron ore and coal reserves include only proven and probable quantities which can be economically and legally mined and processed utilizing existing technology. Asset retirement obligations reflect remaining economic reserves.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Properties:

North American Iron Ore

North American Iron Ore properties are stated at cost. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the estimated economic iron ore reserves. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Buildings	Straight line	45 Years
Mining equipment	Straight line	10 to 20 Years
Processing equipment	Straight line	15 to 45 Years
Information technology	Straight line	2 to 7 Years

Depreciation is not curtailed when operations are temporarily idled.

North American Coal

North American Coal properties were valued under purchase accounting using the cost approach as the primary method for valuing the majority of the personal property. The cost approach recognizes that a prudent investor would not ordinarily pay more for an asset than the cost to reproduce or replace it new, using the same materials, construction standards, design, layout and quality of workmanship and embodying all the asset’s deficiencies, super adequacies and obsolescence. Depreciation is provided over the estimated useful lives, not to exceed the mine lives and is calculated by the straight-line method. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Buildings	Straight line	30 Years
Mining equipment	Straight line	2 to 12 Years
Processing equipment	Straight line	2 to 10 Years
Information technology	Straight line	2 to 3 Years

Asia-Pacific Iron Ore

Our Asia-Pacific Iron Ore properties were valued under purchase accounting using the depreciated replacement cost approach as the primary valuation methodology. This method was utilized as it recognizes the value of specialized equipment and improvements as part of an ongoing business. When assessing the depreciated replacement cost of an asset, the expected remaining useful life was determined based on the shorter of the estimated remaining life of the asset and the life of the mine. Depreciation at Portman is calculated by the straight-line method or production output basis provided over the following estimated useful lives:

Asset Class	Basis	Life
Plant and equipment	Straight line	5 -13 Years
Plant and equipment and mine assets	Production output	12 Years
Motor vehicles, furniture & equipment	Straight line	3 - 5 Years

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2007 and 2006:

	(In Millions) December 31,
	2007	2006
Land rights and mineral rights	$1,174.3	$469.2
Office and information technology	39.0	34.9
Buildings	57.3	51.1
Mining equipment	221.1	101.0
Processing equipment	244.0	214.8
Railroad equipment	103.3	96.4
Electric power facilities	54.1	30.2
Port facilities	76.6	42.9
Interest capitalized during construction	19.1	19.0
Land improvements	10.1	10.0
Other	32.7	10.5
Construction in progress	123.2	27.3

	2,154.8	1,107.3
Allowance for depreciation and depletion	(330.9)	(222.4)

	$1,823.9	$884.9

Depreciation expense and amortization of capitalized interest were as follows:

	(In Millions)
	2007	2006	2005
Depreciation	$69.3	$42.7	$32.7
Capitalized interest	2.0	2.0	2.0

The costs capitalized and classified as Land rights and mineral rights represent lands where we own the surface and/or mineral rights. The value of the land rights is split between surface only, surface and minerals, and minerals only.

Our North American Coal operation leases coal mining rights from a third party through lease agreements that extend through the earlier of July 1, 2023 or until all merchantable and mineable coal has been extracted. Our interest in coal reserves and resources was valued using a discounted cash flow method. Fair value was estimated based upon present value of the expected future cash flows from coal operations over the life of the mineral leases.

Our Asia-Pacific Iron Ore operation’s interest in iron ore reserves and resources was valued using a discounted cash flow method. Fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the mines.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The net book value of the land rights and mineral rights is as follows:

	(In Millions) December 31,
	2007	2006
Land rights	$16.6	$4.9

Mineral rights:
Cost	1,157.7	464.3
Less depletion	97.3	52.1

Net mineral rights	$1,060.4	$412.2

Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Allowances for depreciation and depletion.

Asset held for sale:    We consider businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

Goodwill:    Based on our final purchase price allocation for our Portman acquisition, we identified $8.4 million of excess purchase price over the fair value of assets acquired. At December 31, 2007 the amount of goodwill recorded on the Statements of Consolidated Financial Position related to Portman was $9.7 million. The increase is attributable to foreign exchange rate changes. Goodwill also includes $2.1 million related to our acquisition of Northshore in 1994.

As required by SFAS 142, Goodwill and Other Intangible Assets, goodwill related to Portman was allocated to the Asia-Pacific Iron Ore segment and goodwill related to Northshore was allocated to the North American Iron Ore segment. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

We evaluate goodwill for impairment in the fourth quarter each year. In addition to the annual impairment test required under SFAS 142, we assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2007 and 2006, and determined that the fair value of reporting units was in excess of our carrying value as of December 31, 2007 and 2006. Consequently, no goodwill impairment charges were recorded in either year.

Preferred Stock:    In January 2004, we issued 172,500 shares of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum and can be converted into our common shares at an adjusted rate of 66.1881 common shares per share of preferred stock. The preferred stock is classified as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. See NOTE 10 — PREFERRED STOCK for more information.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Repairs and Maintenance:    Repairs, maintenance and replacement of components are expensed as incurred. The cost of major power plant overhauls is deferred and amortized over the estimated useful life, which is the period until the next scheduled overhaul, generally five years. All other planned and unplanned repairs and maintenance costs are expensed when incurred.

Insurance Recoveries:    Potential insurance recoveries can relate to property damage, business interruption (including profit recovery) and expenditures to mitigate loss. We account for insurance recoveries under the guidelines established by SFAS 5, Accounting for Contingencies and EITF 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001, which indicate that the proceeds from property damage insurance claims are to be recognized only when realization of the claim is probable and only to the extent of loss recoveries. Insurance recoveries that result in a gain, and proceeds from business interruption insurance are recognized when realized in Casualty recoveries in the Statements of Consolidated Operations.

Pensions and Other Postretirement Benefits:    We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of PinnOak, who became employees of Cliffs through the July 2007 acquisition. We do not have employee retirement benefit obligations at our Asia-Pacific Iron Ore operations.

Under the provisions of SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (effective December 31, 2006), we recognized the funded status of our postretirement benefit obligations on our December 31, 2007 Statement of Consolidated Financial Position based on the market value of plan assets and the actuarial present value of our retirement obligations on that date. On a plan-by-plan basis, we determine if the plan assets exceed the benefit obligations or vice-versa. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are charged to other comprehensive income.

The market value of plan assets is measured at the year-end balance sheet date. The PBO is determined based upon an actuarial estimate of the present value of pension benefits to be paid to current employees and retirees. The APBO represents an actuarial estimate of the present value of OPEB benefits to be paid to current employees and retirees.

The actuarial estimates of the PBO and APBO retirement obligations incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. The discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimate of future events incorporating historical trends and future expectations.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income Taxes:    Income taxes are based on income for financial reporting purposes and reflect a current tax liability for the estimated taxes payable for all open tax years and changes in deferred taxes. In evaluating any exposures associated with our various tax filing positions, we record liabilities for exposures where a position taken has not met a more-likely-than-not threshold. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more-likely-than-not that the asset will not be realized.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The effects of applying this Interpretation resulted in a decrease of $7.7 million to retained earnings as of January 1, 2007. At December 31, 2007, we had $15.2 million of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position, of which $15.2 million, if recognized, would impact the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, we had $11.0 million of accrued interest relating to unrecognized tax benefits. See NOTE 9 — INCOME TAXES.

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

Share-Based Compensation:    Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for 2006 included compensation expense for all share-based compensation awards granted prior to January 1, 2006 based on the grant date estimated fair value, which are being amortized on a straight-line basis over the remaining service periods of the awards.

Effective January 1, 2006, we made a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This election resulted in the reclassification of excess tax benefits as presented in the Statements of Consolidated Cash Flows, from operating activities to financing activities.

Prior to the adoption of SFAS 123R, we recognized share-based compensation expense in accordance with SFAS 123, Accounting for Stock-Based Compensation. As prescribed in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), we elected to use the prospective method. The prospective method required expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. In accordance with SFAS 123 and SFAS 148, we provided pro forma net income or loss and net income or loss per share disclosures for each period as if we had applied the fair value recognition provisions to all awards unvested in each period.

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

Capitalized Stripping Costs:    Stripping costs during the development of a mine (before production begins) are capitalized as a part of the depreciable cost of building, developing and constructing a mine. These capitalized costs are amortized over the productive life of the mine using the units of production method. The productive phase of a mine is deemed to have begun when saleable minerals are extracted (produced) from an ore body, regardless of the level of production. The production phase does not commence with the removal of de minimus saleable mineral material that occurs in conjunction with the removal of overburden or waste material for purposes of obtaining access to an ore body. The stripping costs incurred in the production phase of a mine are variable production costs included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.

Stripping costs related to an expansion of a mining asset of proven and probable reserves are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.

Stripping costs related to an expansion of a mining asset beyond the value attributable to proven and probable reserves are capitalized as part of the expansion and amortized over the productive life of the mine using the units of production method.

Earnings Per Share:    We present both basic and diluted EPS amounts. Basic EPS are calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period presented. Diluted EPS are calculated by dividing net income by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 15 — EARNINGS PER SHARE.

New Accounting Standards:

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of this Statement on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In December 2007, the EITF ratified Issue No. 07-1, Accounting for Collaborative Arrangements, (EITF 07-1). The Issue defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The ratification of EITF is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are evaluating the impact of this Issue on our consolidated financial statements.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We do not expect adoption of this Statement to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Accounting for Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The FASB provided a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. We do not expect adoption of this Statement to have a material impact on our consolidated financial statements.

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

NOTE 2 — ACQUISITIONS & OTHER INVESTMENTS

PinnOak

On July 31, 2007, we completed our acquisition of 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The acquisition furthers our growth strategy and expands our diversification of products for the integrated steel industry. The purchase price of PinnOak and its subsidiary operating companies was $450 million in cash, of which $108.4 million is deferred until December 31, 2009, plus the assumption of approximately $160 million in debt, which was repaid at closing. The deferred payment was discounted using a six percent credit-adjusted risk free rate and was recorded as $93.7 million of Deferred payment on the Statements of Consolidated Financial Position as of July 31, 2007. The purchase agreement also includes a contingent earn-out, which ranges from $0 to approximately $300 million dependent upon PinnOak’s performance in 2008 and 2009. The earn-out, if any, would be payable in 2010 and treated as additional purchase price. The assets acquired consist primarily of coal mining rights and mining equipment and are included in our North American Coal segment.

A portion of the purchase price for the acquisition was financed through both our Credit Agreement, dated June 23, 2006 and the subsequent Credit Agreement dated July 26, 2007. See NOTE 4 — DEBT AND CREDIT FACILITY for further information.

PinnOak’s operations include two complexes comprising three underground mines — the Pinnacle and Green Ridge mines in southern West Virginia and the Oak Grove mine near Birmingham, Alabama. Combined, the mines have rated capacity to produce 6.5 million tons of premium-quality metallurgical coal annually.

The Statements of Consolidated Financial Position of the Company as of December 31, 2007 reflect the acquisition of PinnOak, effective July 31, 2007, under the purchase method of accounting. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

values at the date of the acquisition. The preliminary allocation resulted in an excess of fair value of acquired net assets over cost. As the acquisition involved a contingent earn-out, a liability has been recorded totaling $99.5 million, representing the lesser of the maximum amount of contingent consideration or the excess prior to the pro rata allocation of purchase price. The estimated purchase price allocation is preliminary and is subject to revision. Additional valuation work is being conducted on mineral rights, liability for black lung, property, plant and equipment and real estate values. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed. The following represents the preliminary allocation and revisions of the aggregate purchase price as of July 31, 2007:

	(In Millions)
	Revised Allocation	Initial Allocation	Change
ASSETS
Current assets	$76.0	$77.2	$(1.2)
Property, plant and equipment	149.5	133.0	16.5
Mineral rights	607.7	619.9	(12.2)
Asset held for sale	14.0	—	14.0
Other assets	3.6	3.6	—

Total assets	$850.8	$833.7	$17.1

LIABILITIES
Current liabilities	$63.2	$61.3	$1.9
Long-term liabilities	186.4	171.2	15.2

Total liabilities	249.6	232.5	17.1

Purchase price	$601.2	$601.2	$0.0

The adjustment since our initial allocation reduced coal inventory by $1.1 million to reflect inventory survey adjustments, increased property, plant and equipment by $16.5 million and reduced mineral rights by $12.2 million to reflect market-based valuation adjustments. The asset held for sale represents the estimated fair value less cost to sell of the Beard-Pinnacle business, a pond fines recovery operation. The sale was completed on February 15, 2008. The increase in current liabilities reflects additional accruals for non-income taxes. The increase in long-term liabilities represents an increase in deferred tax liabilities resulting from further assessment of the purchase price for tax purposes.

The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2007 and December 31, 2006, as if the PinnOak acquisition had been completed as of the beginning of each period presented. The pro forma information gives effect to actual operating results prior to the acquisition. Adjustments made to cost of goods sold for depletion, inventory effects and depreciation for mining equipment, reflecting the preliminary allocation of purchase price to coal mining reserves, inventory and plant and equipment, interest expense and income taxes related to the acquisition, are reflected in the pro forma information. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except per Common Share)
	2007	2006
Total revenues	$2,428.7	$2,176.5
Income before cumulative effect of accounting change	252.2	245.9

Net income	$252.2	$245.9

Earnings per common share—Basic	$5.95	$5.71

Earnings per common share—Diluted	$4.80	$4.57

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amapá

On March 5, 2007, we acquired a 30 percent interest in the Amapá Project, a Brazilian iron ore project, through the acquisition of 100 percent of the shares of Centennial Amapá for approximately $133 million. The remaining 70 percent of the Amapá Project is currently owned by MMX, which is managing the construction and operations of the Amapá Project while we are supplying supplemental technical support.

The Amapá Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapá Project began production of sinter fines in late-December 2007. It is expected that completion of construction of the concentrator and ramp up of production will occur in 2008. Once fully operational, production is targeted at 6.5 million tonnes of fines products annually.

In January 2008, Anglo American plc entered into a period of exclusive discussions with the controlling shareholder of MMX to purchase controlling interest in 51 percent interest in the Minos-Rio iron ore project and its 70 percent interest in the Amapá Project. The proposed transaction is subject to a number of terms and conditions, including MMX board and regulatory approvals and the negotiation of definitive transaction documents. In addition, MMX will be required to obtain security holder approval for the completion of the transaction.

Total project funding requirements are estimated to be between $550 million and $650 million (Company share $165 million to $195 million), including approximately $415 million to $490 million (Company share $125 million to $147 million) to be funded with project debt, and approximately $135 million to $160 million (Company share $40 million to $48 million) to be funded with equity contributions. As of December 31, 2007, Amapá had debt outstanding of approximately $419 million, with approximately $83 million representing loans from MMX. These loans will be converted to permanent financing under existing third party credit facilities during 2008. We are committed to funding 30 percent of the equity contributions and have guaranteed 30 percent of the third party project level debt until the project meets certain performance criteria. As of December 31, 2007, approximately $101 million of project debt was guaranteed by Cliffs. Capital contributions through December 31, 2007 have totaled approximately $89 million (Company share $26.7 million). Amapá was in compliance with its debt covenant requirements at December 31, 2007.

Sonoma

On April 18, 2007, we executed agreements to participate in Sonoma, a coking and thermal coal project located in Queensland, Australia. As of December 31, 2007, we invested $120.1 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing global demand. Our total investment in Sonoma is estimated to be $127.7 million. Immediately preceding Cliffs’ investment in the Sonoma Project, QCoal owned exploration permits and applications for mining leases for the real estate that is involved in the Sonoma Project (“Mining Assets”); however, development of the Mining Assets requires significant infrastructure including the construction of a rail loop and related equipment (“Non-Mining Assets”) and a facility that prepares the extracted coal for sale (the “Washplant”). Pursuant to a combination of interrelated agreements creating a structure whereby we own 100 percent of the Washplant, 8.33 percent of the Mining Assets and 45 percent of the Non-Mining Assets of Sonoma, we obtained a 45 percent economic interest in the collective operations of Sonoma. The following substantive legal entities exist within the Sonoma structure:

•	CAC, a wholly owned Cliffs subsidiary, is the conduit for Cliffs’ investment in Sonoma.

•	CAWO, a wholly owned subsidiary of CAC, owns the Washplant and receives 40 percent of Sonoma coal production in exchange for providing coal washing services to the remaining Sonoma participants.

•	SMM is the appointed operator of the mine assets, non-mine assets, and the Washplant. We own a 45 percent interest in SMM.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Sonoma Sales, a wholly owned subsidiary of QCoal, is the sales agent for the participants of the coal extracted and processed in the Sonoma Project.

The objective of Sonoma is to mine and process coking and thermal coal for the benefit of the participants.

Pursuant to the terms of the agreements that comprise the Sonoma Project, Cliffs through CAC:

•

Paid $34.9 million of the total estimated cost of $37.6 million for an 8.33 percent undivided interest in the Mining Assets and a 45 percent undivided interest in the Non-Mining Assets and other expenditures, and

•	Paid $85.2 million of the total estimated cost of $90.1 million to construct the Washplant for a total investment of approximately $127.7 million.

While the individual components of our investment are disproportionate to the overall economics of the investment, the total investment is the same as if we had acquired a 45 percent interest in the Mining Assets and had committed to funding 45 percent of the cost of developing the Non-Mining Assets and the Washplant.

The Washplant is currently undergoing commissioning and the extraction of coal from the Sonoma Project began in December 2007.

These legal entities were evaluated for consolidation under FIN 46R:

CAWO — CAC owns 100 percent of the legal equity in CAWO; however, CAC is limited in its ability to make significant decisions about CAWO because the significant decisions are made by, or subject to approval of, the Operating Committee of the Sonoma Project, of which CAC is only entitled to 45 percent of the vote. As a result, we determined that CAWO is a VIE and that CAC should consolidate CAWO as the primary beneficiary because it absorbs greater than 50 percent of the residual returns and expected losses.

Sonoma Sales — Cliffs, including its related parties, does not have voting rights with respect to Sonoma Sales and is not party to any contracts that represent significant variable interests in Sonoma Sales. Therefore, even if Sonoma Sales were a variable interest entity, we determined that we are not the primary beneficiary and therefore would not consolidate Sonoma Sales.

SMM — SMM does not have sufficient equity at risk and is therefore a VIE under FIN 46R. Cliffs, through CAC, has a 45 percent voting interest in SMM and a contractual requirement to reimburse SMM for 45 percent of the costs that it incurs in connection with managing the Sonoma Project. However, Cliffs, including its related parties, does not have any contracts that would cause it to absorb greater than 50 percent of SMM’s expected losses and therefore is not considered to be the primary beneficiary of SMM. Thus, we account for our investment in SMM in accordance with the equity method rather than consolidate the entity. The effect of SMM on our financial statements is expected to be minimal since we paid a nominal amount for our interest in SMM and it is not expected to have net income.

Mining and Non-Mining Assets — Since we have an undivided interest in these assets and Sonoma is in an extractive industry, we have pro rata consolidated our share of these assets and costs in accordance with EITF 00-1.

Mining operations reached a milestone in December 2007, when the first coal was extracted from the mine. The Washplant is currently undergoing commissioning and is expected to be fully operational by the end of the first quarter of 2008. Severe flooding at the mine in mid-February 2008 has caused a delay in previously scheduled shipments. Incorporating the effects of the flooding, we expect total production of two million tonnes for 2008 and three to four million tonnes annually in 2009 and beyond. Production will include a equal mix of hard coking coal and thermal coal.

We have entered into arrangements with providers of credit facilities to guarantee our 45 percent share of certain Sonoma performance requirements relating to environmental compliance and take-or-pay provisions of port and rail contracts. At December 31, 2007, our 45 percent of such guarantees amounted to $9.5 million.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 3 — RELATED PARTIES

We co-own five of our six North American iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets we produce. The joint venture partners are also our customers.

The following is a summary of the mine ownership of these five North American iron ore mines:

	Percent ownership
Mine	Cleveland- Cliffs Inc	ArcelorMittal	U.S. Steel Canada	Laiwu
Empire	79.0	21.0	—	—
Tilden	85.0	—	15.0	—
Hibbing	23.0	62.3	14.7	—
United Taconite	70.0	—	—	30.0
Wabush	26.8	28.6	44.6	—

ArcelorMittal has a unilateral right to put its interest in the Empire mine to us at the end of 2007. This right has not been exercised.

On June 6, 2007, Consolidated Thompson Iron Mines Ltd. made a conditional offer to acquire the 71.4 percent of Wabush owned directly or indirectly by the Company (26.8 percent) and U.S. Steel Canada (44.6 percent) for cash plus warrants for the purchase of CLM common shares and the assumption by CLM of employee and asset retirement obligations. The offer was non-binding upon the Company and U.S. Steel Canada except for the grant to CLM of limited exclusivity and was conditional upon various matters including the negotiation and finalization of the definitive agreement and the Dofasco right of first refusal referred to below.

As part of the transaction, if completed, we would enter into an agreement whereby CLM would sell a pro rata share to us annually from 4.8 million tons of expected annual Wabush production from the date of the closing through December 31, 2009.

Dofasco, a subsidiary of ArcelorMittal, holds the remaining 28.6 percent of Wabush. The notification to Dofasco of the conditional acceptance of CLM’s offer by the Company and U.S. Steel Canada on June 8, 2007, triggered a 90-day right of first refusal option by Dofasco under terms of the joint venture agreement.

On August 30, 2007, Dofasco provided notice to the Company and U.S. Steel Canada that it was exercising its right of first refusal to purchase the Company’s and U.S. Steel Canada’s interest in the Wabush Mines Joint Venture. Negotiations have not been finalized and it is possible that the transaction may not be consummated.

Product revenues to related parties were as follows:

	(In Millions)
	2007	2006	2005
Product revenues to related parties	$754.3	$649.2	$704.0
Total product revenues	1,997.3	1,669.1	1,512.2
Related party product revenue as a percent of total product revenue	37.8%	38.9%	46.6%

Accounts receivable from related parties were $11.1 million and $2.7 million at December 31, 2007 and 2006, respectively.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $49.4 million at

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2007 ($54.9 million at December 31, 2006) with $37.4 million classified as Long-term receivable with the balance current, over the 12-year life of the supply agreement.

Supply agreements with one of our customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative. See Derivative Financial Instruments in NOTE 1 for further information.

NOTE 4 — SEGMENT REPORTING

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

The Asia-Pacific Coal operating segment is comprised of our 45 percent economic interest in the Sonoma Coal Project in Queensland, Australia, which is in the development stage. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil, which is also in the development stage. As a result, the Asia-Pacific Coal and Latin American Iron Ore operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our reportable segments for 2007, 2006 and 2005. A reconciliation of segment sales margin to income from continuing operations before income taxes, minority interest and equity loss from ventures is as follows:

	(In Millions)
	2007		2006		2005
Revenues from product sales and services:
North American Iron Ore	$1,745.4	76.7%	$1,560.7	81.2%	$1,535.0	88.2%
North American Coal	85.2	3.8	—	0.0	—	0.0
Asia-Pacific Iron Ore	444.6	19.5	361.0	18.8	204.5	11.8

Total revenues from product sales and services for reportable segments	$2,275.2	100.0%	$1,921.7	100.0%	$1,739.5	100.0%

Sales margin:
North American Iron Ore	$397.9		$327.4		$358.6
North American Coal	(31.7)		—		—
Asia-Pacific Iron Ore	95.8		86.6		30.4

Sales margin	462.0		414.0		389.0
Other operating income (expense)	(80.4)		(48.3)		(32.5)
Other income (expense)	(0.9)		22.1		11.6

Income from continuing operations before income taxes, minority interest and equity loss from ventures	$380.7		$387.8		$368.1

Depreciation, depletion and amortization:
North American Iron Ore	$40.7		$33.0		$29.3
North American Coal	17.9		—		—
Asia-Pacific Iron Ore	48.6		40.9		13.5

Total depreciation, depletion and amortization	$107.2		$73.9		$42.8

Capital additions:
North American Iron Ore	$64.4		$80.6		$63.9
North American Coal	11.1		—		—
Asia-Pacific Iron Ore	39.3		31.9		45.9
Other	120.3		—		—

Total capital additions	$235.1		$112.5		$109.8

Assets:
North American Iron Ore	$968.9		$1,154.0		$1,079.6
North American Coal	773.2		—		—
Asia-Pacific Iron Ore	1,083.8		785.7		667.1
Other	249.9		—		—

Total assets	$3,075.8		$1,939.7		$1,746.7

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)
	2007	2006	2005
Revenue (1)
United States	$1,282.7	$1,109.2	$1,007.6
China	419.9	367.4	232.6
Canada	384.9	379.7	454.1
Japan	135.7	74.4	54.9
Other countries	66.5	2.7	3.4

Total revenue	$2,289.7	$1,933.4	$1,752.6

Long-lived assets
Australia	$691.6	$522.5
United States	1,132.3	362.4

Total long-lived assets	$1,823.9	$884.9

(1)	Revenue is attributed to countries based on the location of the customer and includes both Product sales and services and Royalties and management fees.

NOTE 5 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $130.8 million and $103.9 million at December 31, 2007 and 2006, respectively. Payments in 2007 and 2006 were $9.2 million and $15.6 million, respectively. The obligations at December 31, 2007 and 2006 include:

	(In Millions)
	2007	2006
Environmental	$12.3	$13.0
Mine closure
North American Iron Ore operating mines	61.8	54.7
LTVSMC	22.5	28.2
North American Coal	20.4	—
Asia-Pacific Iron Ore	9.5	8.0
Asia-Pacific Coal	4.3	—

Total mine closure	118.5	90.9

Total environmental and mine closure obligations	130.8	103.9

Less current portion	7.6	8.8

Long-term environmental and mine closure obligations	$123.2	$95.1

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $12.3 million and $13.0 million at December 31, 2007 and 2006 respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being most likely, the minimum of the range is

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accrued in accordance with SFAS 5. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

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

Milwaukee Solvay Site

In September 2002, we received a draft of a proposed Administrative Order by Consent from the EPA, for clean-up and reimbursement of costs associated with the Milwaukee Solvay coke plant site in Milwaukee, Wisconsin. The plant was operated from 1973 to 1983 by a company we acquired in 1986. In January 2003, we completed the sale of the plant site and property to a third party. Following this sale, we entered into an Administrative Order by Consent (“Solvay Consent Order”) with the EPA, the new owner and another third party who had operated on the site. In connection with this order, the new owner agreed to take responsibility for the removal action and agreed to indemnify us for all costs and expenses in connection with the removal action. In the third quarter of 2003, the new owner, after completing a portion of the removal, experienced financial difficulties. In an effort to continue progress on the removal action, we expended $0.9 million in the second half of 2003, $2.1 million in 2004 and $0.4 million in 2005 secured by a mortgage on the property. In September 2005, we received a notice of completion from the EPA documenting that all work had been fully performed in accordance with the order.

In August 2004, we received a Request for Information regarding the investigation of additional contamination below the ground surface at the site. The Request for Information was also sent to 13 other PRPs. In July 2005, we received a General Notice Letter from the EPA notifying us that the agency believes we may be liable and requesting that we, along with other PRPs, voluntarily perform clean-up activities at the site. We have responded, indicating that there had been no communications with other PRPs but that we were willing to begin the negotiation process with the EPA and other interested parties regarding a possible Consent Order. Subsequently, in July 2005, the EPA submitted to us a proposed Consent Order and informed us that three other PRPs had also expressed interest in negotiating a possible Consent Order.

At this time, the nature and extent of the contamination, the required remediation, the total cost of the clean-up and the cost sharing responsibilities of the PRPs cannot be determined, although the EPA indicated that it incurred $0.5 million in past response costs, which it will seek to recover from us and the other PRPs. As a result, we increased our environmental reserve for Milwaukee Solvay by $0.5 million in 2005.

In August 2006, we sold our mortgage on the site to East Greenfield. East Greenfield acquired the mortgage for the assumption of all environmental obligations and a cash payment of $2.25 million. In addition, East Greenfield deposited $4.5 million into an escrow account to fund any remaining environmental clean-up activities and to purchase insurance coverage with a $5 million limit. In the third quarter of 2006, we reduced our environmental reserve related to this site by $2.7 million to reflect our reduced liability. Subsequently, in December 2006, the Company and five other PRPs entered an Administrative Settlement Agreement and AOC with the EPA to conduct a Remedial Investigation/Feasibility Study and to reimburse certain response costs incurred by EPA. In January 2007, the PRP Group, including Cliffs, entered into an AOC to conduct a Remedial Investigation/Feasibility Study for the site, to include surface, subsurface and sediment sampling. The PRP Group has retained a consultant to conduct the site investigation. Following a series of meetings with EPA and Wisconsin Department of Natural Resources, a work plan for the Remedial Investigation/Feasibility Study was drafted and submitted to the EPA. Comments on the draft were received in December with a final plan targeted for February 2008.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Rio Tinto Mine Site

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

During 2006, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study was reviewed with NDEP, the EPA and the Rio Tinto Trustees and as of December 31, 2006, the alternatives have essentially been reduced to two: (1) tailings stabilization and long-term water treatment; and (2) removal of the tailings. The estimated costs range from approximately $10 million to $27 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement, that would include the EPA and encompass both the remedial action and the NRD issues. We increased our reserve by $4.1 million in the third quarter of 2006 to reflect our estimated costs for completing the work under the existing Consent Order and our share of the eventual remediation costs based on a consideration of the various remedial measures and related cost estimates, which are currently under review. The expense was included in Selling, general and administrative in the Statements of Consolidated Operations.

During 2007 a number of meetings were held with the NDEP, the EPA, and the Rio Tinto Trustees (collectively, “RTAG”) regarding the remedial alternatives. Following a number of studies undertaken to evaluate the feasibility of a modified alternative for removal of the tailings, it was suggested that this could be the basis for a “global settlement”, incorporating both site remediation and potential NRD claims. During the fourth quarter of 2007, initial positions for a global settlement were exchanged between RTWG and RTAG. A mediation of cost allocation among the RTWG parties has been scheduled for the second quarter of 2008.

Kipling Furnace Site

In November 1991, the MDEQ notified us that it believed we were liable for contamination at the Kipling Furnace site in Kipling, Michigan and requested that we voluntarily undertake actions to remediate the site. We owned and operated a portion of the site from approximately 1902 through 1925 when we sold the property to CITGO Petroleum Company. CITGO in turn, operated at the site and thereafter sold the northern portion of the site to a third party. This northern portion of the site was the location of the majority of our former operations. CITGO has been working formally with MDEQ to address the portions of the site impacted by CITGO’s operations on the property, which occurred between 1925 and 1986. CITGO submitted a remedial action plan in August 2003 to the MDEQ. However, the MDEQ subsequently rejected this remedial action plan as being inadequate.

We responded to the 1991 letter by performing a hydrogeological investigation at the site in 1996, with follow-up monitoring occurring in 1998 through 2003. We developed a proposed remedial action plan to address materials associated with our former operations at the site. We currently estimate the cost of implementing our

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

proposed remedial action to be $0.3 million, which was previously provided for in our environmental reserve. We have not yet implemented the proposed remedial action plan.

In June 2004, the MDEQ made a new demand to both CITGO and the Company to take responsive actions at the property, including development and submittal of a remedial action plan to the department for approval. CITGO and the Company agreed to cooperate in the development of a joint remedial action plan as encouraged by MDEQ. Additional investigative work at the site has been undertaken by CITGO. At this time, it is unclear whether the MDEQ, once aware of our response activities at the site to date, will require further investigations or implement a remedial action plan going beyond what has already been developed. Conducting further investigations, revising our proposed remedial action plan, or implementing the plan, could result in higher costs than recorded. In addition, an access agreement with the current owners will be required to conduct the remediation.

Deer Lake

Deer Lake is a reservoir located near Ishpeming, Michigan that historically provided water storage for the Carp River Power Plant that was razed in 1972. Elevated concentrations of mercury in Deer Lake fish were noted in 1981. Three known sources of mercury to the lake were atmospheric deposition, historic use of mercury in gold amalgamation on the west side of the lake, and releases of mercury to the City of Ishpeming sewer system, including waste assay solutions from a laboratory operated by Cliffs. The State of Michigan filed suit in 1982 alleging that we had liability for the mercury releases. A Consent Agreement was entered in 1984 that required certain remediation and mitigation, which was performed, and by 2003 mercury concentrations in fish had declined significantly. Subsequently, we engaged in negotiations with the State to comprehensively and completely resolve our liability for mercury releases. An amendment to the Consent Agreement between the Company and the State was entered by the Court on November 7, 2006. The agreement provides for additional remedial measures, long-term maintenance and provisions for public access to various water bodies which we own or control. All 2007 activities required by the amended Consent Agreement were completed.

Northshore Air Permit Matters

On December 16, 2006, Northshore submitted an application to the MPCA for an administrative amendment to its air pollution operating permit. The proposed amendment requested the deletion of a term in the air permit that was derived from a court case brought against the Silver Bay taconite operations in 1972. The permit term incorporated elements of the court-ordered requirement to reduce fiber emissions to below a medically significant level by installing controls that would be deemed adequate if the fiber levels in Silver Bay were below those of a “control city such as St. Paul”. We requested deletion of this “control city” permit requirement on the grounds that the court-ordered requirements had been satisfied more than 20 years ago and should no longer be included in the permit. The MPCA denied our application on February 23, 2007. We have appealed the denial to the Minnesota Court of Appeals (the “Amendment Appeal”). The Amendment Appeal is currently pending. Oral arguments were held on our appeal on February 21, 2008.

Subsequent to the filing of the Amendment Appeal, the MPCA alleged that Northshore was in violation of the control city standard based on new data that the MPCA collected showing that current fiber levels in St. Paul were lower than in Silver Bay for a period in 2007. Northshore filed a motion with the U.S. District Court for the District of Minnesota to re-open the original Reserve Mining case, requesting that the court declare the control city standard satisfied and the court’s injunction voided, or if the control city standard remained in effect, clarify that it was a fixed standard set at the 1980 level rather than a moving standard (the “Federal Suit”). Shortly thereafter, the Save Lake Superior Association and the Sierra Club filed a lawsuit in U.S. District Court for the District of Minnesota with respect to alleged violations of the control city standard (the “Citizens Suit”). On September 20, 2007, the court granted Northshore’s motion to stay the Citizen’s Suit pending resolution of the Federal Suit.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Court entered an order in the Federal Suit on December 21, 2007, concluding that the 1975 federal court injunction from the case no longer had any force or effect. However, the court’s order also stated that the control city standard was a state permit requirement that can only be addressed in state court. While the determination that the 1975 federal injunction no longer has any effect is favorable, Northshore is currently analyzing the implications of the Federal Court order with respect to Northshore’s operating permit and pending state appeal. On February 21 2008, Northshore filed an appeal of certain aspects of the Federal Court’s order. The impact of the Federal Court order on the Citizen’s Suit is also unclear, although the MPCA stated during depositions in the Federal Court proceedings in November 2007 that based on current fiber sample results, it believes Northshore to be in compliance with the control city permit term.

Koolyanobbing operations

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

Portman originally received governmental approval to mine in the Overlapping Areas in June 2003. Since that time, we have met all applicable environmental requirements. Although we are currently reviewing the study and the effects of the designation of the Overlapping Areas as A class reserves, such categorization may have a material effect on our operations. It is unknown at this time whether the Minister for the Environment and Heritage will accept the recommendations of the AEPA. If the recommendations of the AEPA are accepted, we will challenge any such decision.

Mine Closure

The mine closure obligation of $118.5 million and $90.9 million at December 31, 2007 and 2006, respectively, includes our four consolidated North American operating iron ore mines, a closed operation formerly known as LTVSMC and our Asia-Pacific iron ore mines. The 2007 obligation also includes three consolidated North American operating coal mines and the coal mine at Sonoma.

The LTVSMC closure obligation results from an October 2001 transaction where we received a net payment of $50 million and certain other assets and assumed environmental and facility closure obligations estimated at $50 million, which obligations have declined to $22.5 million at December 31, 2007. In the fourth quarter of 2007, we sold portions of the former LTVSMC site. The sale included cash proceeds of approximately $18 million and the assumption by Mesabi Nugget of certain environmental and reclamation liabilities. The assets sold to Mesabi Nugget consist of ownership and leasehold interests in the subject real property, including mineral and surface rights. We also sold certain assets at the LTVSMC site to PolyMet in 2005 and 2006. PolyMet has assumed responsibility for environmental and reclamation obligations related to the purchased assets. We will reduce our liability related to these obligations as they are completed by PolyMet. See NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS.

The accrued closure obligation for our active mining operations of $96.0 million provides for contractual and legal obligations associated with the eventual closure of the mining operations. We determined the obligations, based on detailed estimates, adjusted for factors that an outside third party would consider (i.e., inflation, overhead and profit), escalated to the estimated closure dates and then discounted using a credit adjusted risk-free interest rate for the initial estimates. The estimate at December 31, 2007 and 2006 included incremental increases in the closure cost estimates and minor changes in estimates of mine lives at Empire and United Taconite. The closure date for each location was determined based on the exhaustion date of the remaining economic iron ore reserves. The accretion of the liability and amortization of the related fixed asset is recognized over the estimated mine lives for each location.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summarizes our asset retirement obligation liability at December 31:

	(In Millions)
	2007	2006
Asset retirement obligation at beginning of year	$62.7	$52.5
Accretion expense	6.6	5.1
PinnOak acquisition	19.9	—
Sonoma investment	4.3	—
Reclassification from environmental obligations	1.1	—
Exchange rate changes	0.9	0.7
Revision in estimated cash flows	0.5	4.4

Asset retirement obligation at end of year	$96.0	$62.7

NOTE 6 — CREDIT FACILITIES

On August 17, 2007, we entered into a five-year unsecured credit facility with a syndicate of 13 financial institutions. The facility provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in revolving loans, swing loans and letters of credit. Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. Interest rates are either (1) a range from LIBOR plus 0.45 percent to LIBOR plus 1.125 percent based on debt and earnings or (2) the prime rate or the prime rate plus 1.125 percent, based on debt and earnings.

The credit agreement replaces a $500 million credit agreement dated June 23, 2006 between Cliffs and various lenders, which was scheduled to expire June 23, 2011. It also replaces a credit agreement dated July 26, 2007 between Cliffs and various lenders for a $150 million revolving credit facility scheduled to expire July 24, 2008. We incurred $0.8 million of expense, recorded in Interest expense on the Statements of Consolidated Operations, related to the accelerated write-off of debt issuance costs due to the replacement of the $500 million credit facility. The credit facility has two financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2007, we were in compliance with the covenants in the credit agreement.

As of December 31, 2007, $240 million was drawn in revolving loans and the principal amount of letter of credit obligations totaled $16.2 million under the credit facility. We also had $200 million drawn in term loans. We had $343.8 million of borrowing capacity available under the $800 million credit facility at December 31, 2007. The weighted average annual interest rate for outstanding revolving and term loans under the credit facility was 5.81 percent as of December 31, 2007. After the effect of interest rate hedging, the weighted average annual borrowing rate was 5.68 percent.

Portman is party to a A$40 million multi-option credit facility, which was finalized in April 2007. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia. At December 31, 2007, the outstanding bank commitments were A$12.5 million, reducing borrowing capacity to A$27.5 million. The facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2007, Portman was in compliance with the covenants in the credit facility.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operations. The borrowings, totaling $6.2 million at December 31, 2007, accrued interest annually at five percent. The borrowings require principal payments of approximately $0.8 million plus accrued interest to be made each January 31 for the next two years, with the balance due in full on January 31, 2010.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — LEASE OBLIGATIONS

We lease certain mining, production, and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $14.7 million, $14.2 million and $12.9 million in 2007, 2006 and 2005, respectively. Capital leases were $68.2 million and $37.2 million at December 31, 2007 and 2006, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation was $15.2 million and $12.8 million at December 31, 2007 and 2006, respectively.

Future minimum payments under capital leases and noncancellable operating leases, at December 31, 2007 were:

	(In Millions)
Year ended December 31,	Capital Leases	Operating Leases
2008	$9.7	$18.2
2009	10.1	16.8
2010	8.7	14.7
2011	8.7	10.3
2012	8.4	6.5
2013 and thereafter	31.8	11.4

Total minimum lease payments	77.4	$77.9

Amounts representing interest	21.0

Present value of net minimum lease payments	$56.4

Total minimum capital lease payments of $77.4 million include $1.0 million and $76.4 million for our North American Iron Ore segment and Asia-Pacific Iron Ore segment, respectively. Total minimum operating lease payments of $77.9 million include $56.8 million for our North American Iron Ore segment, $1.0 million for our North American Coal segment, $14.6 million for our Asia-Pacific Iron Ore segment and $5.5 million related to our corporate office.

NOTE 8 — RETIREMENT RELATED BENEFITS

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans to most employees in our North American Iron Ore operations as part of a total compensation and benefits program. Employees of the North American Coal segment receive similar benefits as our North American Iron Ore operations, except for defined benefit plans. We do not have employee retirement benefit obligations at our Asia-Pacific operations.

The defined benefit pension plans are largely noncontributory and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula. On September 12, 2006, the Company’s Board of Directors approved modifications to the pension benefits provided to salaried participants. The modifications retroactively reinstated the final average pay benefit formula (previously terminated and replaced with a cash balance formula in July 2003) to allow for additional accruals through June 30, 2008 or the continuation of benefits under an improved cash balance formula, whichever is greater. The change increased the PBO by $15.1 million and pension expense by $1.1 million in 2006. Defined pension plan benefit changes pursuant to the four-year labor agreements reached with the USW for U.S. employees, effective August 1, 2004, and similar changes agreed on for salaried workers, were first recognized in 2005 pension expense. The changes enhanced the temporary supplemental benefit provided under the defined benefit plans and resulted in an increase of $4.0 million in PBO and $0.6 million in 2005 pension expense.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In addition, we currently provide various levels of retirement health care and OPEB to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. Effective July 1, 2003, we imposed an annual limit on our cost for medical coverage under the U.S. salaried plans, except for the plans covering participants at the Northshore and LS&I operations. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which retiree’s benefits commence. The covered participant pays an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. The changes implemented to the U.S. salaried pension and other benefit plans reduced costs by an estimated $8.0 million on an annualized basis. We do not provide OPEB for most U.S. salaried employees hired after January 1, 1993. OPEB are provided through programs administered by insurance companies whose charges are based on benefits paid.

Our North American Coal segment is required under an agreement with the UMWA to pay amounts into the UMWA pension trusts based principally on hours worked by UMWA-represented employees. These multiemployer pension trusts provide benefits to eligible retirees through a defined benefit plan.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. The Plan provides healthcare insurance to orphan UMWA retirees who are not eligible to participate in the Combined Fund or the 1992 Benefit Fund or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business. Contributions to the Trust are at a rate of $4.00 per hour worked and amounted to $2.6 million for the five-month period since the PinnOak acquisition.

Pursuant to the four-year labor agreements reached with the USW for U.S. employees, effective August 1, 2004, negotiated plan changes capped our share of future bargaining unit retirees’ healthcare premiums at 2008 levels for the years 2009 and beyond. The agreements also provide that Cliffs and its partners fund an estimated $220 million into bargaining unit pension plans and VEBAs during the term of the contracts.

In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004, and for periods thereafter reflect amounts associated with the subsidy. As a result, year 2007, 2006, and 2005 OPEB expense reflect estimated cost reductions of $2.5 million, $3.0 million and $3.4 million, respectively. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in the second quarter 2004. The following table summarizes the annual costs for the retirement plans.

	(In Millions)
	2007	2006	2005
Defined benefit pension plans	$17.4	$23.0	$18.9
Defined contribution pension plans	5.1	4.6	4.0
Other postretirement benefits	4.5	9.8	13.7

Total	$27.0	$37.4	$36.6

The following tables and information provide additional disclosures for our consolidated plans.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

On September 29, 2006, the FASB issued SFAS 158, requiring an entity to recognize on its balance sheet the funded status of its defined benefit postretirement plans. Changes in the funded status of a defined benefit postretirement plan are recognized, net of tax, within accumulated other comprehensive income, effective for fiscal years ending after December 31, 2006.

The following tables and information provide additional disclosures for the year-ended December 31, 2007 and 2006:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2007	2006	2007	2006
Benefit obligations — beginning of year	$706.7	$698.0	$272.2	$301.2
Service cost (excluding expenses)	11.4	10.1	2.1	2.2
Interest cost	38.9	38.2	14.5	14.8
Plan amendments	—	14.1	—	—
Actuarial gain	(29.8)	(9.9)	(28.0)	(30.8)
Benefits paid	(46.4)	(43.8)	(22.4)	(19.2)
Participant contributions	—	—	3.3	2.9
Federal subsidy on benefits paid	—	—	1.2	1.1
Acquisitions	—	—	9.8	—

Benefit obligations — end of year	$680.8	$706.7	$252.7	$272.2

Change in plan assets:
Fair value of plan assets — beginning of year	$568.7	$511.5	$114.9	$86.9
Actual return on plan assets	41.5	60.3	6.7	12.8
Employer contributions	32.5	40.7	5.2	15.4
Benefits paid	(46.4)	(43.8)	(0.1)	(0.2)

Fair value of plan assets — end of year	$596.3	$568.7	$126.7	$114.9

Funded status at December 31:
Fair value of plan assets	$596.3	$568.7	$126.7	$114.9
Benefit obligations	(680.8)	(706.7)	(252.7)	(272.2)

Funded status (plan assets less benefit obligations)	$(84.5)	$(138.0)	$(126.0)	$(157.3)

Amount recognized at December 31	$(84.5)	$(138.0)	$(126.0)	$(157.3)

Amounts recognized in Statements of Financial Position:
Noncurrent assets	$6.7	$2.1	$—	$—
Current liabilities	(1.5)	—	(11.2)	(18.3)
Noncurrent liabilities	(89.7)	(140.1)	(114.8)	(139.0)

Net amount recognized	$(84.5)	$(138.0)	$(126.0)	$(157.3)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$160.0		$70.8
Prior service (credit) cost	22.4		(22.2)
Transition asset	—		(15.1)

Net amount recognized	$182.4		$33.5

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008:
Net actuarial loss	$8.7		$5.6
Prior service (credit) cost	3.7		(5.6)
Transition asset	—		3.0

Net amount recognized	$12.4		$3.0

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	(In Millions)
	Pension Plans					Other Postretirement Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$253.4	$342.8	$0.1	$—	$596.3	$—	$126.7	$126.7
Benefit obligation	(243.4)	(430.6)	(1.6)	(5.2)	(680.8)	(54.8)	(197.9)	(252.7)
Funded status	$10.0	$(87.8)	$(1.5)	$(5.2)	$(84.5)	$(54.8)	$(71.2)	$(126.0)

The accumulated benefit obligation for all defined benefit pension plans was $657.6 million and $681.0 million at December 31, 2007 and 2006, respectively.

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$11.4	$10.1	$9.2	$2.1	$2.2	$2.1
Interest cost	38.9	38.2	37.0	14.5	14.8	16.2
Expected return on plan assets	(47.1)	(42.6)	(39.3)	(10.1)	(8.2)	(6.5)
Amortization:
Net (asset) obligation	—	(2.1)	(3.6)	(3.0)	(3.0)	(3.0)
Prior service costs	3.8	2.8	2.5	(5.6)	(5.6)	(5.6)
Net actuarial loss (gain)	10.4	16.6	13.1	6.5	9.6	10.5

Net periodic benefit cost	$17.4	$23.0	$18.9	$4.4	$9.8	$13.7
Current year actuarial (gain)	(24.0)	N/A	N/A	(24.5)	N/A	N/A
Amortization of net (loss)	(10.4)	N/A	N/A	(6.5)	N/A	N/A
Current year prior service cost	—	N/A	N/A	—	N/A	N/A
Amortization of prior service (cost) credit	(3.8)	N/A	N/A	5.6	N/A	N/A
Amortization of transition asset	—	N/A	N/A	3.0	N/A	N/A

Total recognized in other comprehensive income	$(38.2)	N/A	N/A	$(22.4)	N/A	N/A

Total recognized in net periodic cost and other comprehensive income	$(20.8)	N/A	N/A	$(18.0)	N/A	N/A

Additional Information

	(In Millions)
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Effect of change in mine ownership & minority interest	$45.8	$47.0	$5.4	$7.1
Actual return on plan assets	41.5	60.3	6.6	12.8

Assumptions

At December 31, 2007 we increased our discount rate to 6.00 percent from 5.75 percent at December 31, 2006. The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of approximately 400 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 5.97 percent to 6.12 percent for our plans.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.13	4.16	4.50	4.50

Weighted-average assumptions used to determine net benefit cost for the years 2007, 2006 and 2005 were:

	Pension Benefits				Other Benefits
	2007	2006		2005	2007	2006	2005
Discount rate	5.75%	5.50/5.75%	(1)	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50	8.50		8.50	8.50	8.50	8.50
Rate of compensation increase	4.16	4.12		4.16	4.50	4.50	4.50

(1)	Year 2006 SFAS 87 expense was re-measured on September 12, 2006 at 5.75 percent to recognize benefit improvements for salaried participants.

Assumed Health Care Cost Trend Rates at December 31 were:

	2007	2006
Health care cost trend rate assumed for next year	7.00%	7.50%
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$1.6	$(1.3)
Effect on postretirement benefit obligation	23.5	(19.8)

Plan Assets

The returns and risks associated with alternative investment strategies in relation to the current and projected liabilities of the various pension and VEBA plans are reviewed regularly to determine appropriate asset allocation strategies for each plan.

Pension

The pension plan asset allocation at December 31, 2007, and 2006, and the target allocation for 2008 are as follows:

Asset Category	2008 Target Allocation	Percentage of Plan Assets at December 31,
		2007	2006
Equity securities	54.2%	53.0%	54.8%
Debt securities	31.8	32.6	31.5
Hedge funds	4.0	4.2	3.9
Real estate	10.0	10.1	9.7
Cash	—	0.1	0.1

Total	100.0%	100.0%	100.0%

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	(In Millions) Assets at December 31,
Asset Category	2007	2006
Equity securities	$315.8	$311.4
Debt securities	194.0	179.1
Hedge funds	25.3	22.4
Real estate	60.4	55.0
Cash	0.8	0.8

Total	$596.3	$568.7

The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses.

VEBA

Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The other benefit plan asset allocation at December 31, 2007, and 2006, and target allocation for 2008 are as follows:

Asset Category	2008 Target Allocation	Percentage of Plan Assets at December 31,
		2007	2006
Equity securities	59.6%	58.8%	60.7%
Debt securities	34.1	36.0	34.0
Hedge funds	6.3	5.0	5.1
Cash	—	0.2	0.2

Total	100.0%	100.0%	100.0%

	(In Millions) Assets at December 31,
Asset Category	2007	2006
Equity securities	$74.5	$69.8
Debt securities	45.6	39.1
Hedge funds	6.4	5.8
Cash	0.2	0.2

Total	$126.7	$114.9

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	(In Millions)
		Other Benefits
Company Contributions	Pension Benefits	VEBA	Direct Payments	Total
2006	$40.7	$15.4	$15.0	$30.4
2007	32.5	5.2	17.8	23.0
2008 (Expected)*	24.4	4.8	11.2	16.0

*	Because the United Taconite VEBA trust is at least 90 percent funded at December 31, 2007, contributions are not required. Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.

Contributions by participants to the other benefit plans were $3.3 million and $2.9 million for years ended December 31, 2007 and 2006, respectively.

We are currently considering various options for the amount to be contributed to the pension plans during 2008. The amounts reflected represent minimum funding requirements and bargaining agreements.

Estimated Cost for 2008

For 2008, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$15.4
Defined contribution plans	5.3
Other postretirement benefits	3.9

Total	$24.6

Estimated Company Benefit Payments

	(In Millions)
		Other Benefits
	Pension Benefits	Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2008	$50.7	$18.9	$1.4	$17.5
2009	49.7	19.6	1.3	18.3
2010	49.5	20.3	1.3	19.0
2011	50.1	20.7	1.2	19.5
2012	54.8	20.9	1.3	19.6
2013-2017	255.5	105.9	7.2	98.7

Other Potential Benefit Obligations

While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2007
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$596.3	$126.7
Benefit obligation	680.8	252.7

Underfunded status of plan	$(84.5)	$(126.0)

Additional shutdown and early retirement benefits	$38.6	$27.9

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 9 — INCOME TAXES

Income from continuing operations before income taxes and minority interest include the following components:

	(In Millions)
	2007	2006	2005
United States	$312.3	$304.9	$345.0
Foreign	68.4	82.9	23.1

	$380.7	$387.8	$368.1

The components of the provision for income taxes on continuing operations consist of the following:

	(In Millions)
	2007	2006	2005
Current provision:
United States federal	$67.7	$59.0	$63.5
United States state & local	1.0	2.1	3.3
Foreign	48.5	34.6	22.4

	117.2	95.7	89.2
Deferred provision (benefit):
United States federal	(12.7)	10.4	7.3
United States state & local	(2.9)	(0.5)	2.8
Foreign	(17.5)	(14.7)	(14.5)

	(33.1)	(4.8)	(4.4)

Total provision on continuing operations	$84.1	$90.9	$84.8

Reconciliation of our income tax attributable to continuing operations computed at the United States federal statutory rate is as follows:

	(In Millions)
	2007	2006	2005
Tax at U.S. statutory rate of 35 percent	$133.3	$135.7	$128.8
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(46.9)	(32.7)	(37.6)
Tax effect of foreign operations	(6.6)	(8.6)	—
State taxes, net	(2.4)	1.6	5.0
Manufacturer’s deduction	(4.3)	(1.2)	(0.5)
Valuation allowance	13.0	—	(8.9)
Other items — net	(2.0)	(3.9)	(2.0)

Income tax expense	$84.1	$90.9	$84.8

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2007	2006	2005
Discontinued operations	$0.2	$0.2	$(0.4)
Cumulative effect of accounting change	—	—	2.8
Other comprehensive (income) loss:
Postretirement liability	20.1	9.7	(10.5)
Mark-to-market adjustments	7.1	6.9	0.8

	27.2	16.6	(9.7)
Cumulative effect of implementing SFAS 158	—	(60.4)	—
Paid in capital — stock options	(4.3)	1.4	(2.6)

Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	(In Millions)
	2007	2006
Deferred tax assets:
Pensions	$48.6	$62.7
Postretirement benefits other than pensions	38.5	41.9
Deferred revenue	—	23.2
Alternative minimum tax credit carryforwards	20.4	12.8
Capital loss carryforwards	13.2	11.9
Development	13.6	11.9
Asset retirement obligations	18.4	7.7
Operating loss carryforwards	13.4	2.2
Product inventories	10.6	—
Contingent purchase price	43.7	—
Other liabilities	49.1	31.7

Total deferred tax assets before valuation allowance	269.5	206.0
Deferred tax asset valuation allowance	26.3	11.9

Net deferred tax assets	243.2	194.1
Deferred tax liabilities:
Properties	257.0	135.2
Investment in ventures	99.4	20.5
Product inventories	—	12.9
Other assets	17.0	28.1

Total deferred tax liabilities	373.4	196.7

Net deferred tax liabilities	$(130.2)	$(2.6)

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The deferred tax amounts are classified on the Statements of Consolidated Financial Position as current or long-term in accordance with the asset or liability to which they relate. Following is a summary:

	(In Millions)
	2007	2006
Deferred tax assets:
United States
Current	$17.3	$9.4
Long-term	42.1	107.0

Total United States	59.4	116.4
Foreign
Current	0.6	—

Total deferred tax assets	60.0	116.4
Deferred tax liabilities:
Foreign
Current	2.6	2.0
Long-term	187.6	117.0

Total deferred tax liabilities	190.2	119.0

Net deferred tax liabilities	$(130.2)	$(2.6)

At December 31, 2007, we had $20.4 million of deferred tax assets related to United States alternative minimum tax credits that can be carried forward indefinitely.

At December 31, 2007, we had United States federal, state and foreign net operating losses of $1.1 million, $38.8 million and $43.7 million, respectively. The United States federal net operating loss carryforward will expire in 2022, the state net operating losses will begin to expire in 2022 and the foreign net operating loss can be carried forward indefinitely. The tax benefit related to the federal and foreign net operating loss carryforwards is $0.4 million and $13.0 million, respectively. We also have a capital loss carryforward of $44.2 million which can be carried forward indefinitely. The tax benefit related to the capital loss carryforward is $13.3 million.

Gross deferred tax assets as of December 31, 2007 and 2006 have been reduced by $26.3 million and $11.9 million, respectively, to amounts that are considered more-likely-than-not of being realized. Of the $26.3 million at December 31, 2007, $13.3 million relates to Portman deferred tax assets existing at the time of the 2005 acquisition. Any reversal of this portion of the valuation allowance reduces goodwill.

At December 31, 2007, cumulative undistributed earnings of our Asia-Pacific Iron Ore subsidiary included in consolidated retained earnings amounted to $78.7 million. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The effects of applying this Interpretation resulted in a decrease of $7.7 million to retained earnings as of January 1, 2007.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In Millions)
Unrecognized tax benefits balance as of January 1, 2007	$12.3
Increases for tax positions in prior years	3.3
Decreases for tax positions in prior years	(0.4)
Settlements	—
Lapses in statutes of limitations	—

Unrecognized tax benefits balance as of December 31, 2007	$15.2

At December 31, 2007, we had $15.2 million of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position, of which $15.2 million, if recognized, would impact the effective tax rate. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, we had $11.0 million of accrued interest related to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2003 and forward for the United States, 1993 and forward for Canada and 1994 and forward for Australia. It is reasonably possible that a decrease of $11.2 million in unrecognized tax benefit obligations will occur within the next 12 months due to expected settlements with the taxing authorities. While the expected settlements remain uncertain, before settlement, it is reasonably possible that the amount of unrecognized tax benefit may increase by $1.0 million.

NOTE 10 — PREFERRED STOCK

In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 66.1881 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $15.11 per share at December 31, 2007, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($16.62 at December 31, 2007; this threshold was met as of December 31, 2007). The satisfaction of this condition allows conversion of the preferred stock during the quarter ending March 31, 2008. Holders of preferred stock may also convert: (1) if during the five business day period after any five consecutive trading-day period in which the trading price per share of preferred stock for each day of that period was less than 98 percent of the product of the closing sale price of our common stock and the applicable conversion rate on each such day; (2) upon the occurrence of certain corporate transactions; or (3) if the preferred stock has been called for redemption.

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

The following is a summary of activity of the preferred stock during 2007 and 2006:

	2007	2006
Number of preferred shares converted	37,585	200
Number of common shares issued from Treasury upon conversion	2,487,648	13,066
Balance of preferred stock outstanding as of December 31,	134,715	172,300
Redemption value at December 31 (in millions)	$899	$547

On January 17, 2008, 24,010 preferred shares were converted to 1,589,176 shares of common stock at a conversion rate of 66.1881, reducing our preferred stock outstanding to 110,705 shares.

NOTE 11 — STOCK PLANS

Nonemployee Directors

The Directors’ Plan was amended in 2001 to authorize us to issue up to 400,000 common shares to Nonemployee Directors. The Directors’ Plan provides for Director Share Ownership Guidelines (“Guidelines”). A Director is required by the end of a four-year period to own either (i) a total of at least 4,000 common shares, or (ii) hold common shares with a market value of at least $100,000. If the Nonemployee Director does not meet the Guidelines assessed December 1, annually, the Nonemployee Director must take $15,000 of the annual retainer ($32,500) in common shares (“Required Retainer”) until such time the Nonemployee Director reaches the Guidelines. Once the Nonemployee Director meets the Guidelines, the Nonemployee Director may elect to receive the Required Retainer in cash.

In order to help Nonemployee Directors achieve their Guidelines, the Directors’ Plan also provides for an Annual Equity Grant (“Equity Grant”). The Equity Grant is awarded at our Annual Meeting each year to all Nonemployee Directors elected or re-elected by the shareholders. The value of the Equity Grant is $32,500 payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our Annual Meeting Date is divided into the $32,500 Equity Grant to determine the number of restricted shares awarded. A Director may elect to defer the Equity Grant into the Nonemployee Directors’ Deferred Compensation Plan (“Compensation Plan”). A Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.

For the last three years, restricted Equity Grant shares have been awarded to elected or re-elected Directors as follows:

Date of Grant	Restricted Equity Grant Shares	Deferred Equity Grant Shares
July 12, 2005	6,032	—
September 13, 2005	564	—
May 8, 2006	4,578	654
July 27, 2007	3,744	468

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Directors’ Plan offers the Nonemployee Director the opportunity to defer all or a portion of the Annual Directors’ Retainer fees ($32,500), Chair retainers, meeting fees, and the Equity Grant into the Compensation Plan. One Director actively deferred stock in the Compensation Plan in 2007.

Employees’ Plans

On July 27, 2007, shareholders of the Company adopted the 2007 ICE Plan, resulting in the discontinuation of the previous 1992 ICE Plan, as amended in 1999 effective as of March 13, 2007 and will expire on March 13, 2013. The 2007 ICE Plan authorizes up to 2,000,000 of our common shares to be issued as stock options, SAR’s, restricted shares, restricted share units, retention units, deferred shares, and performance shares or performance units. Any of the foregoing awards may be made subject to attainment of performance goals over a performance period of one or more years. Each stock option and SAR will reduce the common shares available under the 2007 ICE Plan by one common share. Each other award will reduce the common shares available under the 2007 ICE Plan by two common shares. No participant in any fiscal year can be granted in the aggregate of a number of Shares having a Fair Market Value on the Date of Grant equal to more than $5 million. The performance shares are intended to meet the requirements of Internal Revenue code section 162(m) for deduction while the retention units are not.

The adoption of the 2007 ICE Plan also resulted in the discontinuation of other various incentive and long-term compensation programs maintained under the 1992 ICE Plan. All outstanding grants made under the 1992 ICE Plan prior to July 27, 2007 continue in effect in accordance with their terms of the existing incentive plans until vested or expired.

We issued the following amounts of restricted stock with a three-year vesting period during the last three years out of the respective plans as follows:

Year of Grant	1992 ICE Plan		2007 ICE Plan
2005	143,442	(1)	—
2006	156,682		—
2007	5,000		72,750

(1)	135,482 restricted shares were issued March 8, 2005. As of November 30, 2005, we re-measured the shares for retiree-eligible employees. We immediately vested one-half of the restricted grant awards to those individuals, resulting in an acceleration of $1.9 million of expense. The remaining restricted shares vested December 31, 2007.

There were no options issued in 2007, 2006 or 2005.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We recorded other stock-based compensation expense of $12.4 million in 2007, $10.3 million in 2006, and $17.4 million in 2005, primarily in Selling, general and administrative expenses on the Statements of Consolidated Operations. Our other stock-based compensation expense is comprised of Performance Shares, including retention units, and Restricted stock. Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding	Forfeitures*	Grant Date	Performance Period
2007	1,870		October 1, 2007	1/1/2007-12/31/2009
2007	116,930	20,000	July 27, 2007	1/1/2007-12/31/2009
2006	6,800		December 11, 2006	1/1/2006-12/31/2008
2006	14,110		September 1, 2006	1/1/2006-12/31/2008
2006	62,115	31,685	May 8, 2006	1/1/2006-12/31/2008
2006	9,855	315	September 1, 2006	1/1/2006-12/31/2008
2005	2,550		November 15, 2005	1/1/2005-12/31/2007
2005	6,460		May 23, 2005	1/1/2005-12/31/2007
2005	72,563	16,519	March 8, 2005	1/1/2005-12/31/2007

*	The 2007 and 2006 Plans are based on assumed forfeitures. The 2005 Plan is based on actual forfeitures.

For all three Plan Year Agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives established by the Compensation Committee of its Board of Directors. The performance payout is determined primarily by Cliffs’ TSR for the period as measured against a predetermined peer group of mining and metals companies. For the 2007, 2006 and 2005 Agreements, the TSR calculated payout may be reduced by up to 50 percent in the event that Cliffs’ pre-tax RONA for the incentive period falls below 12 percent. Additionally, the payout for the 2005 Agreement may be increased or reduced by up to 25 percent of the target based on management’s performance relative to our strategic objectives over the performance period as evaluated by the Compensation Committee. The final payout may vary from zero to 175 percent of the performance shares awarded for the 2005 Agreement subject to a maximum payout of two times the grant date price. The final payout for the 2007 and 2006 Agreements vary from zero to 150 percent of the performance shares awarded.

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the share-based compensation expense that we recorded for continuing operations in accordance with SFAS 123R for 2007 and 2006:

	(In Millions, except EPS)
	2007	2006
Cost of goods sold	$0.4	$0.6
Selling, general and administrative expense	12.0	9.7

Reduction of operating income from continuing operations before income taxes and minority interest	12.4	10.3
Income tax benefit	(4.3)	(3.6)

Reduction of net income	$8.1	$6.7

Reduction of earnings per share:
Basic	$0.20	$0.16

Diluted	$0.15	$0.12

Prior to the adoption of SFAS 123R, we presented all tax benefits for actual deductions in excess of compensation expense as operating cash flows on our Statements of Consolidated Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense to be classified as financing cash flows. Accordingly, we classified $4.3 million and $1.2 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Consolidated Cash Flows for the years ended December 31, 2007 and 2006, respectively.

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

The assumptions for the 2007 plan year utilized to estimate the fair value of the Agreements incorporating Cliffs’ relative TSR and the calculated fair values are as follows:

Plan Year	Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value (Percent of Grant Date Market Price)
2007	10/1/2007	$91.78	2.2	43%	4.46	0.72	105.95%
2007	7/27/2007	69.39	2.4	43	4.46	0.72	105.95

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On April 30, 2007, the Compensation and Organization Committee of the Board of Directors provided the 2005 and 2006 Plan participants with the option to elect to measure performance for the pay-out of performance shares to be based upon a single three-year performance (“new averaging”) rather than using cumulative quarterly performance (“old averaging”). Below are the assumptions for the 2005 and 2006 awards, with the fair value as a percent of the grant date, using the “new averaging” method:

Plan Year	Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value (Percent of Grant Date Market Price)
2006	12/11/2006	$47.99	2.1	39%	4.68	0.72	94.54%
2006	9/1/2006	37.45	2.3	39	4.68	0.72	121.15
2006	5/8/2006	48.17	2.6	39	4.68	0.72	47.10
2006	9/1/2006	37.45	1.3	32	4.71	0.72	121.15
2005	11/15/2005	44.10	2.1	32	4.71	0.72	104.06
2005	5/23/2005	28.02	2.6	32	4.71	0.72	127.94
2005	3/8/2005	39.26	2.8	32	4.71	0.72	112.89

Below is the difference in the 2005 and 2006 “old averaging” fair value, calculated prior to the modification and the “new averaging” fair value, calculated under the new terms:

Plan Year	Grant Date	Grant Date Stock Price	Pre-modification Fair Value (1)	Change in Fair Value	Revised Fair Value
2006	12/11/2006	$47.99	$4.00	$41.37	$45.37
2006	9/1/2006	37.45	4.01	41.36	45.37
2006	5/8/2006	48.17	4.00	18.69	22.69
2006	9/1/2006	37.45	4.01	41.36	45.37
2005	11/15/2005	44.10	49.72	(3.83)	45.89
2005	5/23/2005	28.02	39.23	(3.38)	35.85
2005	3/8/2005	39.26	48.05	(3.73)	44.32

(1)	Represents the fair value immediately preceeding the modification

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

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock option, restricted stock, deferred stock allocation and performance share activity under our Incentive Equity Plans and Non-employee Directors’ Compensation Plans are as follows:

	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock options:
Options outstanding at beginning of year	11,800	$10.07	54,268	$14.69	436,168	$15.59
Granted during the year	—		—		—
Exercised	(5,900)	9.31	(42,468)	15.97	(350,100)	16.27
Cancelled or expired	—		—		(31,800)	9.60

Options outstanding at end of year	5,900	10.84	11,800	10.07	54,268	14.69
Options exercisable at end of year	5,900	10.84	11,800	10.07	54,268	14.69
Restricted awards:
Awarded and restricted at beginning of year	324,662		193,180		121,500
Awarded during the year	82,346		162,208		151,126
Vested	(149,651)		(30,726)		(79,446)
Cancelled	—		—		—

Awarded and restricted at end of year	257,357		324,662		193,180
Performance shares:
Allocated at beginning of year	430,836		822,118		1,234,364
Allocated during the year	195,444		118,080		111,812
Issued	(264,508)		(202,518)		(271,456)
Forfeited/cancelled	—		(306,844)		(252,602)

Allocated at end of year	361,772		430,836		822,118
Vested or expected to vest at December 31, 2007	293,253
Directors’ retainer and voluntary shares:
Awarded at beginning of year	550		1,856		12,720
Awarded during the year	—		1,082		2,458
Issued	—		(2,388)		(13,322)

Awarded at end of year	550		550		1,856
Reserved for future grants or awards at end of year:
Employee plans	921,153		1,334,296		1,271,302
Directors’ plans	79,286		86,774		93,328

Total	1,000,439		1,421,070		1,364,630

The intrinsic value of options exercised during 2007, 2006 and 2005 was $0.1 million, $0.7 million and $2.8 million, respectively.

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of our non-vested shares as of December 31, 2007 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	756,048	$28.70
Granted	227,946	70.20
Vested	(364,315)	23.45
Forfeited/expired	—	—

Nonvested, end of year	619,679	$47.05

The total compensation cost related to non-vested awards not yet recognized is $13.1 million.

Exercise prices for stock options outstanding as of December 31, 2007 ranged are as follows:

	Outstanding and Exercisable
Range of exercise prices	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$10 — $20	5,900	1.0	$10.84

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of Accumulated Other Comprehensive Income (Loss) and related tax effects allocated to each are shown below:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
Year-ended December 31, 2005:
Minimum postretirement benefit liability	$(107.9)	$7.1	$(100.8)
Foreign currency translation adjustments	(24.7)	—	(24.7)
Unrealized loss on derivative financial instruments	(2.6)	0.8	(1.8)
Unrealized gain on securities	2.6	(0.9)	1.7

	$(132.6)	$7.0	$(125.6)

Year ended December 31, 2006:
Minimum postretirement benefit liability	$(80.3)	$(2.6)	$(82.9)
Foreign currency translation adjustments	9.6	—	9.6
Unrealized gain on derivative financial instruments	6.4	(1.9)	4.5
Unrealized gain on securities	14.7	(5.1)	9.6
Cumulative effect of implementing SFAS 158	(171.1)	60.4	(110.7)

	$(220.7)	$50.8	$(169.9)

Year ended December 31, 2007:
Postretirement benefit liability	$(192.5)	$37.7	$(154.8)
Foreign currency translation adjustments	96.5	—	96.5
Unrealized net gain on derivative financial instruments	26.7	(8.0)	18.7
Unrealized loss on interest rate swap	(1.4)	0.5	(0.9)
Unrealized gain on securities	15.7	(5.5)	10.2

	$(55.0)	$24.7	$(30.3)

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss) balances are as follows:

	(In Millions)
	Postretirement Benefit Liability	Adoption of SFAS No. 158	Unrealized Net Gain on Securities	Foreign Currency Translation	Unrealized (Loss) on Interest Rate Swap	Unrealized Net Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2004	$(81.2)	$—	$0.2	$—	$—	$—	$(81.0)
Change during 2005	(19.6)	—	1.5	(24.7)	—	(1.8)	(44.6)

Balance December 31, 2005	(100.8)	—	1.7	(24.7)	—	(1.8)	(125.6)
Change during 2006	17.9	(110.7)	7.9	34.3	—	6.3	(44.3)

Balance December 31, 2006	(82.9)	(110.7)	9.6	9.6	—	4.5	(169.9)
Change during 2007	(71.9)	110.7	0.6	86.9	(0.9)	14.2	139.6

Balance December 31, 2007	$(154.8)	$—	$10.2	$96.5	$(0.9)	$18.7	$(30.3)

NOTE 13 — SHAREHOLDERS’ EQUITY

Under our share purchase rights plan, one-quarter of a right is attached to each of our common shares outstanding or subsequently issued. One right entitles the holder to buy from us one-hundredth of one common share. The rights expired on September 19, 2007.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of our financial instruments at December 31, 2007 and 2006 were as follows:

	(In Millions)
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$157.1	$157.8	$351.7	$351.7
Derivative assets	69.5	69.5	32.9	32.9
Long-term receivable*	50.0	61.4	55.7	68.4
Marketable securities*	74.6	73.1	28.9	28.9
Hedge contracts (long-term)	5.9	5.9	3.6	3.6
Long-term debt*	446.2	445.7	6.9	6.6
Deferred payment	96.2	96.2	—	—

* Includes current portion.

Certain supply agreements with one of our North American customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative instrument and is required to be accounted for separately from the contract base price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as revenue adjustments each reporting period until the product is consumed and the amount is settled. Derivative assets, representing the fair value of pricing factors,

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

were $53.8 million and $26.6 million on the December 31, 2007 and December 31, 2006 Statements of Consolidated Financial Position, respectively.

The fair value of the long-term receivable from ArcelorMittal USA of $60.9 million and $68.4 million at December 31, 2007 and December 31, 2006, respectively, is based on the discount rate utilized by the Company, which represents an approximate fixed borrowing rate. Portman has a non-interest bearing rail credit receivable of $0.5 million and $0.8 million at December 31, 2007 and December 31, 2006 respectively.

Marketable securities consist of the following:

	(In Millions)
	Book value		Fair value
	2007	2006	2007	2006
Held to maturity — current	$18.9	$—	$19.0	$—
Held to maturity — non-current	25.8	—	24.2	—

Total held to maturity	44.7	—	43.2	—

Available for sale — non-current	29.9	28.9	29.9	28.9

Total	$74.6	$28.9	$73.1	$28.9

Asset backed securities	$23.1
Floating rate notes	21.6

	$44.7

At December 31, 2007, we held investments totaling $44.7 million which were stated at cost and classified as held to maturity. The investments are held in asset-backed securities and floating rate notes. We evaluate our investments in securities for impairment at each reporting period in accordance with SFAS 115. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included as a realized loss.

The fair value of our current held to maturity investments, consisting primarily of floating rate note investments, is below cost. We intend to hold these investments to maturity, when we will contractually receive the face value of these investments. The impairment of the floating rate note investment was determined to be temporary and no impairment was recognized.

We own 9.2 million shares of PolyMet Corp common stock, representing 6.7 percent of issued shares as a result of the sale of certain land, crushing and concentrating and other ancillary facilities located at our Cliffs Erie site (formerly owned by LTVSMC) to PolyMet. We intend to hold our shares of PolyMet indefinitely. We have the right to participate in up to 6.7 percent of any future financing and PolyMet has the first right to acquire or place Cliffs shares should it choose to sell. We classified the shares as available-for-sale and record mark-to-market changes in the value of the shares to other comprehensive income.

At December 31, 2007, our North American Iron Ore mining ventures had in place forward purchase contracts, designated as normal purchases, of natural gas and diesel fuel in the notional amount of $39.4 million and $13.2 million, respectively. The unrecognized fair value gain on the contracts at December 31, 2007, which mature at various times through December 2009 was estimated to be $5.7 million based on December 31, 2007 forward rates.

At our Asia-Pacific iron ore operations, we hedge a portion of our United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. We had $15.7 million and $6.3 million of hedge contracts recorded as Derivative assets on the December 31, 2007 and 2006 Statements of Consolidated Financial Position, respectively, and $5.9 million and $3.6 million of hedge

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

contracts recorded as long-term assets as Deposits and miscellaneous on the Statements of Consolidated Financial Position at December 31, 2007 and 2006, respectively.

The fair value of long-term debt is as follows:

	(In Millions)
	Carrying Value	Fair Value
Term loan	$200.0	$200.0
Revolving loan	240.0	240.0
Customer borrowings	6.2	5.7

Total	$446.2	$445.7

The term loan and revolving loan are variable rate interest and approximate fair value. The fair value of the customer borrowings was determined based on a discounted cash flow analysis and estimated current borrowing rates. See NOTE 6 — CREDIT FACILITIES.

NOTE 15 — EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted earnings per share.

	(In Millions, Except per Share)
	2007		2006		2005
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Income from continuing operations	$269.8	$6.50	$279.8	$6.65	$273.2	$6.29
Preferred dividend	(5.2)	(.13)	(5.6)	(.13)	(5.6)	(.13)

Income from continuing operations applicable to common shares	264.6	6.38	274.2	6.52	267.6	6.16
Discontinued operations	0.2	.00	0.3	.01	(0.8)	(.02)
Cumulative effect	—	—	—	—	5.2	.12

Income applicable to common shares — basic	264.8	$6.38	274.5	$6.53	272.0	$6.26

Dilutive effect preferred dividend	5.2		5.6		5.6

Income applicable to common shares plus assumed conversions — diluted	$270.0	$5.14	$280.1	$5.20	$277.6	$4.99

Average number of shares (in thousands)
Basic	41,494		42,072		43,456
Employee stock plans	264		481		1,061
Convertible preferred stock	10,755		11,274		11,156

Diluted	52,513		53,827		55,673

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 16 — CONTINGENCIES

We have been named defendants in 485 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

We are periodically involved in litigation incidental to our operations. We believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements.

NOTE 17 — CASH FLOW INFORMATION

Cash payments for interest and income taxes are as follows:

	(In Millions)
	2007	2006	2005
Taxes paid on income	$123.6	$95.7	$86.2
Interest paid on debt obligations	16.6	2.7	2.0

We acquired PinnOak for $450 million in cash, of which $108.4 million was deferred until December 31, 2009, plus the non-cash assumption of $159.6 million in debt, which was repaid at closing. The deferred payment was discounted to $93.7 million using a credit-adjusted risk-free rate of six percent. In conjunction with the acquisition, liabilities assumed are as follows:

(In Millions)
Fair value of assets acquired	$850.8
Cash paid	(346.4)
Non-cash debt assumed	(159.6)
Deferred payment	(93.7)
Acquisition costs	(1.5)

Liabilities assumed	$249.6

A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	2007	2006	2005
Capital additions	$235.1	$112.5	$109.8
Cash paid for capital expenditures	199.5	119.5	97.8

Difference	$35.6	$(7.0)	$12.0

Non-cash accruals	$4.7	$(7.0)	$12.0
Capital leases	30.9	—	—

Total	$35.6	$(7.0)	$12.0

Cleveland-Cliffs Inc and Consolidated Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 18 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Common Share)

	2007
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$325.5	$547.6	$619.6	$782.5	$2,275.2
Sales margin	61.8	129.6	107.3	163.3	462.0
Income before extraordinary gain and cumulative effect of accounting change	32.5	86.9	56.9	93.7	270.0
Net income	32.5	86.9	56.9	93.7	270.0
Earnings per share
Basic	$.77	$2.10	$1.34	$2.14	$6.38
Diluted	.62	1.66	1.08	1.77	5.14

The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

Our 2007 financial statements include PinnOak’s results since the July 31, 2007 acquisition.

	2006
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$306.4	$486.2	$580.1	$549.0	$1,921.7
Sales margin	55.4	128.7	132.5	97.4	414.0
Income before extraordinary gain and cumulative effect of accounting change	37.9	83.1	89.1	70.0	280.1
Net income	37.9	83.1	89.1	70.0	280.1
Earnings per share
Basic	$.83	$1.91	$2.13	$1.69	$6.53
Diluted	.67	1.53	1.68	1.33	5.20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cleveland-Cliffs Inc

Cleveland, OH

We have audited the internal control over financial reporting of Cleveland-Cliffs Inc and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PinnOak Resources, LLC, which was acquired on July 31, 2007 and whose financial statements constitute 9% and 25% of net and total assets, respectively, 4% of revenues and (17%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at PinnOak Resources, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Cleveland, OH

February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cleveland-Cliffs Inc

Cleveland, OH

We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of consolidated operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleveland-Cliffs Inc and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007. As discussed in Notes 1, 8, and 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006. Additionally, as discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for stripping costs incurred during the production phase of a mine.

/s/ DELOITTE & TOUCHE LLP

Cleveland, OH

February 29, 2008

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

On July 31, 2007, we completed our acquisition of 100 percent of PinnOak. As permitted by the SEC, we excluded PinnOak from management’s assessment of internal control over financial reporting as of December 31, 2007. PinnOak constituted approximately 9 percent and 25 percent of net and total assets, respectively, as of December 31, 2007 and four percent and negative 17 percent of consolidated total revenues and net income, respectively. PinnOak will be included in management’s assessment of the internal control over financial reporting for the Company as of December 31, 2008.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 29, 2008

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchanges Act, during the fourth quarter of the fiscal year 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in internal control relating to the remediation of a material weakness identified in a prior period as discussed below.

Remediation of Previously Disclosed Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, we determined that there were control deficiencies that in their aggregate constituted a material weakness.

The material weakness identified that we did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training to consistently perform independent secondary reviews and to appropriately interpret and apply complex accounting standards.

During the fiscal year 2007, we undertook the following actions which we believe effectively remediated the material weakness.

•	We increased the technical accounting knowledge and experience of the Company by adding key personnel to our Corporate Accounting, Internal Audit and Tax departments.

•	We reviewed and documented our key accounting positions to ensure that U.S. GAAP is being appropriately applied.

•	We strengthened the control procedures around our collect and hold transactions, ensuring the appropriate application of the revenue recognition criteria for such sales.

•	Engaged resources where necessary.

•	Evaluated, revised and implemented new accounting policies and procedures in various areas, including account reconciliations and management review of key accounting and reporting matters.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders under the headings “Information Concerning Directors and Nominees”, “Section 16(a) Beneficial Ownership Reporting and Compliance”, “Business Ethics Policy”, “Board of Directors and Board Committees — Audit Committee”, and “Agreements and Transactions” and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

Item 11.    Executive Compensation.

The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders under the headings “Executive Compensation”, “Directors’ Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth certain information regarding the following equity compensation plans as of December 31, 2007: the 1992 ICE Plan, the 2007 ICE Plan, the MPI Plan, the EMPI Plan and the Mine Performance Bonus Plan, which we refer to as the Mine Plan, the VNQDC Plan and the Directors’ Plan. Only the 1992 ICE Plan, the 2007 ICE Plan, the Directors’ Plan and the EMPI Plan have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	367,672	(1)	$10.84	1,000,439	(2)
Equity compensation plans not approved by security holders	0		N/A		(3)

(1)	Includes 361,772 performance share awards, an award initially denominated in shares, but no shares are actually issued until performance targets are met. The weighted-average exercise price of outstanding options, warrants and rights, column (b), does not take these awards into account.
(2)	Includes 921,153 common shares remaining available under the 2007 ICE Plan, which authorizes the Compensation Committee to make awards of option rights, restricted shares, deferred shares, performance shares and performance units (including up to 257,357 restricted shares and deferred shares); and 79,286 common shares remaining available under the Directors’ Plan, which authorizes the award of restricted shares, which we refer to as the annual equity grant, to Directors upon their election or re-election to the Board at the annual meeting and provides (i) that the Directors are required to take $15,000 of the annual retainer in common shares unless they meet the Director share ownership guidelines, and (ii) may take up to 100 percent of their retainer and other fees in common shares.
(3)	The MPI Plan, the Mine Plan, and the VNQDC Plan provide for the issuance of common shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

MPI Plan

The Management Performance Incentive Plan, known as the MPI Plan, provides an opportunity for elected officers and other management employees to earn annual cash bonuses. Bonuses may also be paid in common shares. Certain participants in the MPI Plan may elect to defer all or a portion of such bonus into the VNQDC Plan. Each year the participants under the MPI Plan must make their cash bonus deferral election by December 31 of the year prior to the year in which the bonus is earned. A further election to exchange this bonus into shares may be made before payment of the bonus at a time selected by the Chief Executive Officer. We refer to these exchanged shares as bonus exchange shares. These participants may also elect at this time to have dividends credited with respect to the bonus exchange shares, either credited in additional deferred common shares, deferred in cash or paid out in cash in an in-service compensation distribution. In order to encourage elections to be credited with deferred common shares, the participants in the MPI Plan, who elect to have their cash bonuses credited to an account with bonus exchange shares, will be credited with restricted deferred common shares in the amount of 25 percent of the bonus exchange shares, which we refer to as bonus match shares. These participants must comply with the employment and non-distribution requirements for the bonus exchange shares during a five-year period for the bonus match shares to become vested and nonforfeitable.

Mine Plan

The Mine Plan provides an opportunity for senior mine managers to earn cash bonuses. Bonuses earned under the Mine Plan are determined and paid quarterly to the participants. Certain participants may elect to defer all or part of their quarterly cash bonuses under the VNQDC Plan. Participants in the Mine Plan may further elect to have his or her deferred cash bonus credited to an account with deferred common shares. Each year participants under the Mine Plan must make their bonus exchange shares election (for the four quarters of that year). Such elections must be made by December 31 of the year prior to the year in which the quarterly bonuses are earned. As with the participants electing bonus exchange shares under the MPI Plan, participants under the Mine Plan electing bonus exchange shares will receive or be credited with restricted bonus match shares in an amount of 25 percent of the bonus exchange shares with the same five-year vesting period.

VNQDC Plan

The VNQDC Plan was originally adopted by the Board of Directors to provide certain key management and highly compensated employees of ours or our selected affiliates with the opportunity to defer receipt of a portion of their regular compensation in order to defer taxation of these amounts. The VNQDC Plan also permits deferral of bonus awards under the MPI Plan, the EMPI Plan, the Mine Plan, and Performance Shares (awarded under the 1992 ICE Plan and 2007 ICE Plan). In addition, the VNQDC Plan contains the Management Share Acquisition Program, or (“MSAP”), whose purpose is to provide designated management employees with the opportunity to acquire deferred interests in common shares through deferral of their bonuses. The VNQDC Plan also contains the Officer Share Acquisition Program, or (“OSAP”), which permits elected officers who have not met the requirements of our Share Ownership Guidelines, to acquire deferred interests in common shares with compensation previously deferred in cash under the VNQDC Plan. When participants in the MPI Plan, the Mine Plan or the MSAP or OSAP elect to have accounts credited with deferred common shares under the VNQDC Plan, they receive a match equal to 25 percent of the value of the deferred common shares that is credited by us to the accounts of participants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders under the heading “Director Independence” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders under the heading “Ratification of Independent Auditors” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Cleveland-Cliffs Inc are included at Item 8 above:

Statements of Consolidated Financial Position — December 31, 2007 and 2006

Statements of Consolidated Operations — Years ended December 31, 2007, 2006 and 2005

Statements of Consolidated Cash Flows — Years ended December 31, 2007, 2006 and 2005

Statements of Consolidated Shareholders’ Equity — Years ended December 31, 2007, 2006 and 2005

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

(3) List of Exhibits — Refer to Exhibit Index on pages 161-171, which is incorporated herein by reference.

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

CLEVELAND-CLIFFS INC

By:	/s/ LAURIE BRLAS
	Name:	Laurie Brlas
	Title:	Senior Vice President- Chief Financial Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. CARRABBA J. Carrabba	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ L. BRLAS L. Brlas	Senior Vice President- Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 29, 2008

* R. C. Cambre	Director	February 29, 2008

* S. M. Cunningham	Director	February 29, 2008

* B. J. Eldridge	Director	February 29, 2008

* S. Green	Director	February 29, 2008

* J. D. Ireland, III	Director	February 29, 2008

* F. R. McAllister	Director	February 29, 2008

* R. Phillips	Director	February 29, 2008

* R. K. Riederer	Director	February 29, 2008

* A. Schwartz	Director	February 29, 2008

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ L. Brlas
(L. Brlas, as Attorney-in-Fact)

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc, file number 1-09844, unless otherwise indicated.

Exhibit Number		Pagination by Sequential Numbering System
Plan of acquisition, reorganization, arrangement, liquidation or succession

2(a)	# Share Purchase Agreement by and among Cliffs International Lux IV Sarl, Centennial Asset Mining Fund LLC, Eike Fuhrken Batista, and, for limited purposes, MMX Mineração e Metálicos S.A. dated December 12, 2006 (filed as Exhibit 2(a) to Form 10-K on May 25, 2007 and incorporated by reference)	Not Applicable

2(b)	# Unit Purchase Agreement by and among Cleveland-Cliffs Inc and PinnOak Resources, LLC, The Regent Investment Company, L.P., Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)1, L.P., Questor Partners Fund II AIV-1, LLC, Questor General Partner II, L.P. and PinnOak Resources Employee Equity Incentive Plan, LLC dated June 14, 2007 (filed as Exhibit 2(a) to Form 10-Q on August 3, 2007 and incorporated by reference)	Not Applicable

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc

3(a)	Amended Articles of Incorporation of Cleveland-Cliffs Inc as filed with the Secretary of State of the State of Ohio on January 20, 2004 (filed as Exhibit 3(a) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

3(b)	Amendment to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio on November 30, 2004 (filed as Exhibit 3(a) to Form 8-K on November 30, 2004 and incorporated by reference)	Not Applicable

3(c)	Amendment No. 2 to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio (filed as Exhibit 3(a) to Form 8-K of Cleveland-Cliffs Inc on June 9, 2006 and incorporated by reference)	Not Applicable

3(d)	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3(b) to Form 10-K of Cleveland-Cliffs Inc filed on February 2, 2001 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4(a)	Form of Common Share Certificate	Filed Herewith

4(b)	Form of Series A-2 Preferred Stock Certificate (filed as Exhibit 4(b) to Form 10-K of Cleveland-Cliffs Inc on February 13, 2004 and incorporated by reference)	Not Applicable

4(c)	Multicurrency Credit Agreement among Cleveland-Cliffs Inc, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, and 11 other financial institutions dated August 17, 2007 (filed as Exhibit 4(a) to Form 8-K of Cleveland-Cliffs Inc on August 20, 2007 and incorporated by reference)	Not Applicable

Material Contracts

10(a)	* Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated, effective January 1, 2001) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2001 and incorporated by reference)	Not Applicable

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.
*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(b)	* Amendment No. 1 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated effective January 1, 2001), dated as of November 13, 2001 (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(c)	* Amendment No. 2 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated effective January 1, 2001) dated September 11, 2006 (filed as Exhibit 10(c) to Form 10-K on May 25, 2007 and incorporated by reference)	Not Applicable

10(d)	* Amendment No. 3 to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (as Amended and Restated effective January 1, 2001) dated December 29, 2006 and effective December 1, 2006 (filed as Exhibit 10(d) to Form 10-K on May 25, 2007 and incorporated by reference)	Not Applicable

10(e)	* Severance Agreements dated as of January 1, 2000, by and between Cleveland-Cliffs Inc and certain executive officers (filed as Exhibit 10(b) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10(f)	* Form of Severance Agreement by and between Cleveland-Cliffs Inc and certain elected officers of the Company dated as of May 19, 2006 and effective as of May 8, 2006 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on May 25, 2006 and incorporated by reference)	Not Applicable

10(g)	* Severance Agreement dated as of April 16, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc filed on July 27, 2001, and incorporated by reference)	Not Applicable

10(h)	* Severance Agreement by and between Cleveland-Cliffs and Donald J. Gallagher, dated as of March 9, 2004 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

10(i)	* Severance Agreement by and between Cleveland-Cliffs Inc and Joseph A. Carrabba, dated as of May 23, 2005 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 28, 2005 and incorporated by reference)	Not Applicable

10(j)	* Amendment No. 1 to Annex A to the Severance Agreement between Cleveland-Cliffs Inc and Joseph A. Carrabba effective May 9, 2006 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on May 10, 2006 and incorporated by reference)	Not Applicable

10(k)	* Severance Agreement by and between Cleveland-Cliffs Inc and Laurie Brlas dated as of January 8, 2007 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on February 21, 2007 and incorporated by reference)	Not Applicable

10(l)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated as of April 29, 2005 (filed as Exhibit 10(b) to Form 10-Q of Cleveland-Cliffs Inc on July 28, 2005 and incorporated by reference)	Not Applicable

10(m)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated as of November 22, 2006 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on November 28, 2006 and incorporated by reference)	Not Applicable

10(n)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and William Brake dated as of April 4, 2007 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on April 10, 2007 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(o)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective as of January 1, 2004 (Summary Description) (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc on July 29, 2004 and incorporated by reference)	Not Applicable

10(p)	* Cleveland-Cliffs Inc Executive Management Performance Incentive Plan adopted July 27, 2007 and effective as of January 1, 2007 (filed as Annex C to the proxy statement of Cleveland-Cliffs Inc on June 15, 2007 and incorporated by reference)	Not Applicable

10(q)	* Form of Indemnification Agreement with Directors (filed as Exhibit 10(f) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(r)	* Director and Officer Indemnification Agreement, dated as of July 10, 2001 by and between Cleveland-Cliffs Inc and David H. Gunning (filed as Exhibit 10(a) to Form 10-Q on October 25, 2001 and incorporated by reference)	Not Applicable

10(s)	* Cleveland-Cliffs Inc 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of March 13, 2007 (filed as Annex B to the proxy statement of Cleveland-Cliffs Inc on June 15, 2007 and incorporated by reference)	Not Applicable

10(t)	* Form of 2007 Participant Grant and Agreement dated as of March 13, 2007 from the Cleveland-Cliffs Inc 2007 Incentive Equity Plan with performance grant period commencing January 1, 2007 through December 31, 2009 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc on August 3, 2007 and incorporated by reference)	Not Applicable

10(u)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Exhibit 10(i) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(v)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cleveland-Cliffs Inc on March 22, 1999 and incorporated by reference)	Not Applicable

10(w)	* Form of Restricted Shares Agreement under the 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) as amended, authorized by the Compensation & Organization Committee of the Company and effective as of March 8, 2005 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on March 14, 2005 and incorporated by reference)	Not Applicable

10(x)	* Form of Amendment No. 1 to the Cleveland-Cliffs Inc Restricted Shares Agreement dated March 8, 2005 (filed as Exhibit 10(b) to Form 8-K of Cleveland-Cliffs Inc on December 1, 2005 and incorporated by reference)	Not Applicable

10(y)	* Form of the Restricted Shares Agreement under the 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) as amended, between Cleveland-Cliffs Inc and Joseph A. Carrabba effective May 23, 2005 (filed as Exhibit 10(c) to Form 10-Q of Cleveland-Cliffs Inc on July 28, 2005 and incorporated by reference)	Not Applicable

10(z)	* Form of the 2006 Restricted Shares Agreement for the Retirement Eligible Employee (filed as Exhibit 99(a) to Form 8-K of Cleveland-Cliffs Inc on March 17, 2006 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(aa)	* Form of the 2006 Restricted Shares Agreement for the Non-Retirement Eligible Employee (filed as Exhibit 99(b) to Form 8-K of Cleveland-Cliffs Inc on March 17, 2006 and incorporated by reference)	Not Applicable

10(bb)	* Form of the 2006 Restricted Shares Agreement for David H. Gunning (filed as Exhibit 99(c) to Form 8-K of Cleveland-Cliffs Inc on March 17, 2006 and incorporated by reference)	Not Applicable

10(cc)	* Amendment to Restricted Shares Agreements for John S. Brinzo as set forth by Cleveland-Cliffs Inc dated September 18, 2006 and effective as of September 1, 2006 (filed as Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(dd)	* Amendment to Restricted Shares Agreements for John S. Brinzo by Cleveland-Cliffs Inc dated May 17, 2007 and effective as of May 9, 2007 (filed as Exhibit 10(aa) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(ee)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of July 1, 1995 (filed as Exhibit 10(l) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(ff)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2001 and incorporated by reference)	Not Applicable

10(gg)	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective as of January 14, 2003 (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on April 24, 2003 and incorporated by reference)	Not Applicable

10(hh)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(ii)	* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10(jj)	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(p) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2003 and incorporated by reference)	Not Applicable

10(kk)	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10(q) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2003 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(ll)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(mm)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(nn)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(oo)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(pp)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10(qq)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(rr)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(ss)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(tt)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10(uu)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(vv)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(ww)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10(xx)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(yy)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(zz)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(aaa)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(bbb)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cleveland-Cliffs Inc on February 5, 2002 and incorporated by reference)	Not Applicable

10(ccc)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cleveland-Cliffs Inc on March 16, 2000 and incorporated by reference)	Not Applicable

10(ddd)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2000 and incorporated by reference)	Not Applicable

10(eee)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10(rr) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

10(fff)	* Amendment No. 1 to the Long-Term Incentive Program dated May 8, 2006 and effective as of January 1, 2006 (filed as Exhibit 10(b) to Form 8-K of Cleveland-Cliffs Inc on May 12, 2006 and incorporated by reference)	Not Applicable

10(ggg)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10(ss) to Form 10-K of Cleveland-Cliffs Inc on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(hhh)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2004-2006, as corrected by the Performance Shares and Retention Units Award 2004-2006 Performance Period Tax Election Form containing the Notice of change effective February 1, 2007 (filed as Exhibit 10(fff) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(iii)	* Form of Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2005-2007 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on March 15, 2005 and incorporated by reference)	Not Applicable

10(jjj)	* Amendment No. 1 to the Long-Term Incentive Program Participant Grant and Agreement for Performance Period 2005-2007 (filed as Exhibit 99(a) to Form 8-K of Cleveland-Cliffs Inc on February 21, 2006 and incorporated by reference)	Not Applicable

10(kkk)	* Form of Long-Term Incentive Program Participant Grant and Agreement Year 2006 for Performance Period 2006-2008 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on May 12, 2006 and incorporated by reference)	Not Applicable

10(lll)	* Amendment No. 1 to Long-Term Incentive Program Participant Grant and Agreement for Joseph A. Carrabba as set forth by Cleveland-Cliffs Inc dated September 15, 2006 and effective as of September 1, 2006 (filed as Exhibit 10(jjj) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(mmm)	* Amendment No. 1 to Long-Term Incentive Program Participant Grant and Agreements for John S. Brinzo as set forth by Cleveland-Cliffs Inc dated September 18, 2006 and effective as of September 1, 2006 (filed as Exhibit 10(kkk) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(nnn)	* Amendment No. 2 to Long-Term Incentive Program Participant Grant and Agreements for John S. Brinzo as set forth by Cleveland-Cliffs Inc dated March 23, 2007 and effective as of September 1, 2006 (filed as Exhibit 10(lll) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(ooo)	* Form of Long-Term Incentive Program Method of Calculation of Payout of Performance Shares Election Form for the Long-Term Incentive Program Grants and Agreements Years 2005 and 2006 (filed as Exhibit 10(mmm) to Form 10-K of Cleveland-Cliffs Inc on May 25, 2007 and incorporated by reference)	Not Applicable

10(ppp)	* Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (Amended and Restated as of January 1, 2005) (filed as Exhibit 10(d) to Form 10-K of Cleveland-Cliffs Inc on February 21, 2006 and incorporated by reference)	Not Applicable

10(qqq)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on April 25, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(b) of this Report.
**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System
10(rrr)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 25, 2002 and incorporated by reference)	Not Applicable

10(sss)	** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on December 29, 2004 and incorporated by reference)	Not Applicable

10(ttt)	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10(vv) to Form 10-K of Cleveland-Cliffs Inc filed on February 5, 2003 and incorporated by reference)	Not Applicable

10(uuu)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc. (filed as Exhibit 10(a) of Form 8-K of Cleveland-Cliffs Inc on September 21, 2004 and incorporated by reference)	Not Applicable

10(vvv)	** Umbrella Agreement between Mittal Steel USA and Cleveland-Cliffs Inc, Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and Cliffs Sales Company amending three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West (Exhibit 10(rrr) and 10(sss) above in this index), Mittal Steel USA-Indiana Harbor East (Exhibit 10(ttt) above in this index), and Mittal Steel USA-Weirton (Exhibit 10(uuu) above in this index) dated as of March 1, 2007 and effective as of April 12, 2006 (filed as Exhibit 10(www) to Form 10-K of Cleveland-Cliffs Inc filed on May 25, 2007 and incorporated by reference)	Not Applicable

10(www)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(fff) of Form 10-K of Cleveland-Cliffs Inc on February 21, 2006 and incorporated by reference)	Not Applicable

10(xxx)	** Pellet Sale and Purchase Agreement by and among the Cleveland-Cliffs Iron Company, Cliffs Sales Company, and AK Steel Corporation dated November 10, 2006 and effective January 1, 2007 through December 31, 2013 (filed as Exhibit 10(a) to Form 8-K of Cleveland-Cliffs Inc on November 15, 2006 and incorporated by reference)	Not Applicable

10(yyy)	Interim Agreement between Wisconsin Electric Power Company and Tilden Mining Company L.C., and Empire Iron Mining Partnership dated and effective May 5, 2006 (filed as Exhibit 10(f) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2006 and incorporated by reference)	Not Applicable

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System

12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of independent auditors	Filed Herewith

24	Power of Attorney	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of February 29, 2008	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas as of February 29, 2008	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cleveland-Cliffs Inc, as of February 29, 2008	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Senior Vice President — Chief Financial Officer of Cleveland-Cliffs Inc, as of February 29, 2008	Filed Herewith

99(a)	Schedule II — Valuation and Qualifying Account	Filed Herewith