Form 10-Q
period 2008-03-31
CLEVELAND CLIFFS INC
filed 2008-05-06
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

YES   X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO   X

As of May 1, 2008, there were 45,246,581 Common Shares (par value $0.25 per share) outstanding.

TABLE OF CONTENTS

Page No.

2		Definitions

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
3		Statements of Unaudited Condensed Consolidated Operations Three Months Ended March 31, 2008 and 2007

4		Statements of Condensed Consolidated Financial Position March 31, 2008 (unaudited) and December 31, 2007

5		Statements of Unaudited Condensed Consolidated Cash Flows Three Months Ended March 31, 2008 and 2007

6		Notes to Unaudited Condensed Consolidated Financial Statements

27		Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

41		Item 3 – Quantitative and Qualitative Disclosures About Market Risk

41		Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

42		Item 1 – Legal Proceedings

44		Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

45		Item 6 – Exhibits

45		Signature

46		Exhibit Index

EX-31(a)	–	Section 302 Certification of Chief Executive Officer

EX-31(b)	–	Section 302 Certification of Chief Financial Officer

EX-32(a)	–	Section 906 Certification of Chief Executive Officer

EX-32(b)	–	Section 906 Certification of Chief Financial Officer

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company”, “we”, “us”, “our” and “Cliffs” are to Cleveland-Cliffs Inc and subsidiaries, collectively. References to “A$” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
AAA	American Arbitration Association
Amapá	MMX Amapá Mineração Limitada
ArcelorMittal	ArcelorMittal USA Inc.
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo Island	Cockatoo Island Joint Venture
Dofasco	ArcelorMittal Dofasco Inc.
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
F.O.B.	Free on board
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
Golden West	Golden West Resources Ltd.
Hibbing	Hibbing Taconite Company
Kobe Steel	Kobe Steel, LTD.
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBTU	Million British Thermal Units
MMX	MMX Mineração e Metalicos S.A.
MPCA	Minnesota Pollution Control Agency
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
Portman	Portman Limited
SEC	United States Securities and Exchange Commission
Severstal	Severstal North America, Inc.
SFAS	Statement of Financial Accounting Standards
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
United Taconite	United Taconite LLC
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts) Three Months Ended March 31,
	2008	2007
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$412.0	$266.2
Freight and venture partners’ cost reimbursements	82.4	59.3

	494.4	325.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(412.0)	(263.7)

SALES MARGIN	82.4	61.8
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	3.8	2.2
Selling, general and administrative expenses	(44.6)	(18.7)
Miscellaneous - net	1.0	(0.4)

	(39.8)	(16.9)

OPERATING INCOME	42.6	44.9
OTHER INCOME (EXPENSE)
Interest income	5.6	5.3
Interest expense	(7.2)	(1.0)
Other - net	-	1.3

	(1.6)	5.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY LOSS FROM VENTURES	41.0	50.5
PROVISION FOR INCOME TAXES	(14.3)	(13.5)
MINORITY INTEREST (net of tax $1.2 and $1.9)	(3.1)	(4.5)
EQUITY LOSS FROM VENTURES	(6.9)	-

NET INCOME	16.7	32.5
PREFERRED STOCK DIVIDENDS	(0.9)	(1.4)

INCOME APPLICABLE TO COMMON SHARES	$15.8	$31.1

EARNINGS PER COMMON SHARE - BASIC	$0.35	$0.77

EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.62

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	44,968	40,608
Diluted	52,458	52,177

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$186.5	$157.1
Trade accounts receivable	92.5	84.9
Inventories	389.8	241.9
Supplies and other inventories	75.2	77.0
Deferred and refundable taxes	24.4	19.7
Derivative assets	85.8	69.5
Other	107.1	104.5

TOTAL CURRENT ASSETS	961.3	754.6

NET PROPERTIES	1,874.3	1,823.9
OTHER ASSETS
Long-term receivables	36.4	38.0
Prepaid pensions	5.5	6.7
Deferred income taxes	40.4	42.1
Deposits and miscellaneous	62.9	89.5
Investments in ventures	265.9	265.3
Marketable securities	54.3	55.7

TOTAL OTHER ASSETS	465.4	497.3

TOTAL ASSETS	$3,301.0	$3,075.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$148.5	$149.9
Accrued employment costs	59.3	73.2
Other postretirement benefits	11.2	11.2
Accrued expenses	54.8	50.1
Income taxes payable	20.0	11.5
State and local taxes payable	28.8	33.6
Environmental and mine closure obligations	8.1	7.6
Deferred revenue	14.8	28.4
Other	39.1	34.1

TOTAL CURRENT LIABILITIES	384.6	399.6

PENSIONS	88.6	90.0
OTHER POSTRETIREMENT BENEFITS	108.9	114.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	121.7	123.2
DEFERRED INCOME TAXES	193.7	189.0
REVOLVING CREDIT FACILITY	400.0	240.0
TERM LOAN	200.0	200.0
CONTINGENT CONSIDERATION	99.2	99.5
DEFERRED PAYMENT	97.6	96.2
OTHER LIABILITIES	116.4	107.3

TOTAL LIABILITIES	1,810.7	1,659.6

MINORITY INTEREST	133.0	117.8
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES OUTSTANDING 110,705 AND 134,715 IN 2008 AND 2007	110.7	134.7
SHAREHOLDERS’ EQUITY
Common Shares - par value $0.25 a share Authorized - 112,000,000 shares; Issued - 67,311,764 shares	16.8	16.8
Capital in excess of par value of shares	122.4	116.6
Retained earnings	1,324.9	1,316.2
Cost of 22,065,203 Common Shares in treasury (2007 - 23,727,961 shares)	(237.7)	(255.6)
Accumulated other comprehensive income (loss)	20.2	(30.3)

TOTAL SHAREHOLDERS’ EQUITY	1,246.6	1,163.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,301.0	$3,075.8

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions) Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income	$16.7	$32.5

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	38.1	20.7
Equity loss in ventures	6.9	-
Share-based compensation	4.4	0.2
Minority interest	3.1	4.5
Derivatives and currency hedging	(10.3)	(0.9)
Excess tax benefit from share-based compensation	(3.2)	(3.5)
Pensions and other postretirement benefits	(2.6)	(2.0)
Deferred income taxes	(2.4)	(3.7)
Gain on sale of assets	(0.5)	(1.0)
Environmental and closure obligations	(0.4)	0.7
Other	0.2	1.1
Changes in operating assets and liabilities:
Product inventories	(130.9)	(129.2)
Payables and accrued expenses	(37.1)	(30.0)
Receivables and all other assets	(2.0)	14.0

Net cash used by operating activities	(120.0)	(96.6)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(34.2)	(32.6)
Investment in ventures	(1.1)	(141.3)
Proceeds from sale of assets	14.6	1.1
Redemption of marketable securities	9.6	-
Purchase of marketable securities	-	(10.5)

Net cash used by investing activities	(11.1)	(183.3)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility	180.0	50.0
Repayment under revolving credit facility	(20.0)	-
Contributions by minority interest	0.4	1.2
Common Stock dividends	(7.9)	(5.1)
Preferred Stock dividends	(1.1)	(1.4)
Repayment of other borrowings	(0.8)	(0.8)
Excess tax benefit from share-based compensation	3.2	3.5
Proceeds from stock options exercised	-	0.1
Repurchases of Common Stock	-	(2.2)
Repayment of capital lease obligations	-	(0.9)

Net cash from financing activities	153.8	44.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6.7	2.6

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.4	(232.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157.1	351.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186.5	$118.8

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Cleveland-Cliffs’ Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
Pinnacle	West Virginia	100.0	Coal
Oak Grove	Alabama	100.0	Coal
Tilden	Michigan	85.0	Iron Ore
Portman	Western Australia	80.4	Iron Ore
Empire	Michigan	79.0	Iron Ore
United Taconite	Minnesota	70.0	Iron Ore

Intercompany accounts are eliminated in consolidation.

Through various interrelated arrangements, we achieve a 45 percent economic interest in Sonoma, despite the ownership percentages of the individual pieces of Sonoma. We own 100 percent of CAWO, 8.33 percent of the exploration permits and applications for mining leases for the real estate that is involved in Sonoma (“Mining Assets”) and 45 percent of the infrastructure, including the construction of a rail loop and related equipment (“Non-Mining Assets”). CAWO is consolidated as a wholly-owned subsidiary, and as a result of being the primary beneficiary, we absorb greater than 50 percent of the residual returns and expected losses of CAWO. We record our ownership share of the Mining Assets and Non-Mining Assets and share in the respective costs.

Our investments in ventures include our 30 percent equity interest in Amapá, an iron ore project located in Brazil, our 23 percent equity interest in Hibbing, an unincorporated joint venture in Minnesota, our 26.83 percent equity interest in Wabush, an unincorporated joint venture located in Canada, and Portman’s 50 percent non-controlling interest in Cockatoo Island.

Investments in certain joint ventures (Wabush, Cockatoo Island, Hibbing) in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in unconsolidated ventures.

Our 30 percent ownership interest in Amapá, in which we do not have control but have the ability to exercise influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from Amapá is reflected as Equity loss from ventures on the Statements of Unaudited Condensed Consolidated Operations.

The following table presents the detail of our investments in ventures and where those investments are classified on the Statements of Condensed Consolidated Financial Position. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	March 31, 2008	December 31, 2007
Amapá	Investments in ventures	30	$254.0	$247.2
Wabush	Investments in ventures	27	0.7	5.8
Cockatoo	Other current liabilities	50	(14.0)	(9.9)
Hibbing (1)	Investments in ventures	23	0.6	(0.3)
Other	Investments in ventures		10.6	12.3

			$251.9	$255.1

(1)	Recorded as Other liabilities at December 31, 2007.

The increase in the liability related to Cockatoo is primarily attributable to an increase in the estimated asset retirement obligation in connection with a revised assessment of the mine closure plan.

On July 31, 2007, we completed our acquisition of 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The Statements of Condensed Consolidated Financial Position of the Company as of March 31, 2008 and December 31, 2007 reflect the acquisition of PinnOak under the purchase method of accounting. The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation resulted in an excess of fair value of acquired net assets over cost. Additional valuation work is being conducted on mineral rights, liability for black lung, property, plant and equipment and real estate values. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed. There have been no significant changes to the preliminary purchase price allocation since December 31, 2007.

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

Revenue also includes reimbursement for freight charges. The following table is a summary of reimbursement in our North American Iron Ore operations for the three months ended March 31, 2008 and 2007:

	(In Millions)
	2008	2007
Reimbursements for:
Freight	$16.9	$12.2
Venture partners’ cost	52.5	47.1

Total reimbursements	$69.4	$59.3

North American Coal

We recognize revenue when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales in the first quarter of 2008 included reimbursement for freight charges of $13.0 million.

Asia-Pacific Iron Ore

Sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel.

Deferred Revenue

In 2008, the terms of one of our North American Iron Ore pellet supply agreements require a prepayment by the customer for one estimated weekly shipment of pellets in addition to the amount of the bi-weekly invoice for shipments previously made. In 2007, the terms of the agreement required semi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. In both years, revenue related to this supply agreement has been recognized when title transfers upon shipment of the pellets. Installment amounts received in excess of sales totaled $6.3 million and $14.6 million, which were recorded as Deferred revenue on the Statements of Condensed Consolidated Financial Position at March 31, 2008 and December 31, 2007, respectively.

Two of our North American Iron Ore customers purchased and paid for approximately 1.5 million tons of iron ore pellets in stockpiles in the fourth quarter of 2007. The customers requested the Company to not ship the iron ore pellets until the spring of 2008 under a fixed shipment schedule, when the Great Lakes waterways re-open for shipping. Freight revenue related to these transactions of $8.5 million and $13.8 million was deferred on the Statements of Condensed Consolidated Financial Position at March 31, 2008 and December 31, 2007, respectively. First quarter 2008 freight revenues included $5.3 million related to the shipment of 0.6 million tons of pellets from the stockpiles.

Derivative Financial Instruments

Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options, designated as cash flow hedges, to hedge its foreign currency exposure for a portion of its sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At March 31, 2008, Portman had $647.9 million of outstanding exchange rate contracts in the form of call options, collar options and forward exchange contracts with varying maturity dates ranging from April 2008 to November 2010, and a fair value adjustment of $27.7 million based on the March 31, 2008 spot rate. We had $21.9 million and $15.7 million of foreign currency hedge contracts recorded as Derivative assets on the March 31, 2008 and December 31, 2007 Statements of Condensed Consolidated Financial Position, respectively. We also had $6.3 million and $5.9 million of foreign currency hedge contracts recorded as non-current assets as Deposits and miscellaneous on the Statements of Condensed Consolidated Financial Position at March 31, 2008 and December 31, 2007, respectively. Changes in fair value for highly effective hedges are recorded as a component of Other comprehensive income (loss). In the first quarter of 2008 and 2007, ineffectiveness resulted in a loss of $4.4 million and a loss $1.8 million, respectively, which were recorded in Miscellaneous-net on the Statements of Unaudited Condensed Consolidated Operations.

Certain supply agreements with one customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $26.0 million and $9.6 million in the first quarter of 2008 and 2007, respectively, as Product revenues in the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $63.9 million and $53.8 million, respectively, on the March 31, 2008 and December 31, 2007 Statements of Condensed Consolidated Financial Position.

Effective October 19, 2007, we entered into a $100 million fixed interest rate swap to convert a portion of our floating rate debt to fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. The objective of the hedge is to eliminate the variability of cash flows in interest payments for forecasted floating rate debt, attributable to changes in benchmark LIBOR interest rates. To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. The amount charged to Other comprehensive income in the first quarter of 2008 was $2.3 million. Derivative liabilities, totaling $3.7 million and $1.4 million, were recorded as Other current liabilities on the Statements of Condensed Consolidated Financial Position as of March 31, 2008 and December 31, 2007, respectively. There was no ineffectiveness recorded for the interest rate swap in the first quarter of 2008.

Inventories

The following table presents the detail of our Inventories on the Statements of Condensed Consolidated Financial Position at March 31, 2008 and December 31, 2007:

	(In Millions)
	March 31, 2008			December 31, 2007
	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$249.7	$16.1	$265.8	$114.3	$16.5	$130.8
North American Coal	5.4	1.0	6.4	8.3	0.8	9.1
Asia-Pacific Iron Ore	30.1	81.0	111.1	30.2	71.8	102.0
Other	-	6.5	6.5	-	-	-

Total	$285.2	$104.6	$389.8	$152.8	$89.1	$241.9

Our first quarter North American Iron Ore sales are influenced by winter-related shipping constraints on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise.

Income Taxes

Income taxes are based on income for financial reporting purposes calculated using our expected annual effective rate and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes. Any interest or penalties on income tax is recognized as a component of income tax expense.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See NOTE 9 – INCOME TAXES for further information.

Fair Value Measurements

Valuation Hierarchy

SFAS No. 157, Fair Value Measurements (“SFAS 157”) establishes a three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at March 31, 2008 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. In these instances, the valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument, and the related financial instrument is therefore classified within Level 2 of valuation the hierarchy. Level 2 securities include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield, and maturity date.

Marketable Securities

Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at March 31, 2008 include available for sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

Derivative Financial Instruments

Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Such derivative financial instruments include substantially all of our foreign currency exchange contracts and interest rate swap agreements. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, would be classified within Level 3 of the valuation hierarchy.

Non-Financial Assets and Liabilities

We have deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include goodwill, asset retirement obligations, guarantees and certain other items.

See NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. They included the reclassification of certain amounts included in Miscellaneous – net to Selling, general and administrative expenses and the reclassification of the Gain on sale of assets to Other – net.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB

Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. See NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

We adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, adoption of this Statement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement amends and expands the disclosure requirements of Statement 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are evaluating the impact of the adoption of this Statement on our consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

Our marketable securities are classified as either held-to-maturity or available-for-sale. We account for marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. We review impairments in accordance with EITF 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of the impairment as temporary or other-than-temporary. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss. At March 31, 2008 and December 31, 2007, we had $64.5 million and $74.6 million, respectively, of marketable securities as follows:

	(In Millions)
	March 31, 2008	December 31, 2007
Held to maturity - current	$10.2	$18.9
Held to maturity - non-current	25.2	25.8

	35.4	44.7
Available for sale - non-current	29.1	29.9

Total	$64.5	$74.6

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$13.0	$-	$-	$13.0
Floating rate notes	22.4	-	(1.0)	21.4

Total	$35.4	$-	$(1.0)	$34.4

	December 31, 2007 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$23.1	$-	$(1.4)	$21.7
Floating rate notes	21.6	-	(0.1)	21.5

Total	$44.7	$-	$(1.5)	$43.2

Investment securities held-to-maturity at March 31, 2008 and December 31, 2007 have contractual maturities as follows:

	(In Millions)
	March 31, 2008	December 31, 2007
Asset backed securities:
Within 1 year	$10.2	$18.9
1 to 5 years	2.8	4.2

	$13.0	$23.1

Floating rate notes:
Within 1 year	$-	$-
1 to 5 years	22.4	21.6

	$22.4	$21.6

The following table shows our gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007, respectively:

	Less than 12 months (In Millions)
	March 31, 2008		December 31, 2007
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$-	$-	$-	$-
Floating rate notes	0.5	12.8	0.4	12.4

	$0.5	$12.8	$0.4	$12.4

	12 months or longer (In Millions)
	March 31, 2008		December 31, 2007
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$-	$-	$-	$-
Floating rate notes	0.5	4.0	1.1	3.4

	$0.5	$4.0	$1.1	$3.4

We believe that the unrealized losses on the held-to-maturity portfolio at March 31, 2008 are temporary and are related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. We intend to hold these investments until maturity.

Marketable securities classified as available for sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of investment securities available-for-sale at March 31, 2008 and December 31, 2007 are summarized as follows:

	(In Millions)
	March 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$14.2	$14.9	$-	$29.1

	(In Millions)
	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$14.2	$15.7	$-	$29.9

We intend to hold our shares of available-for-sale equity securities indefinitely.

NOTE 4 – DEBT AND CREDIT FACILITIES

On August 17, 2007, we entered into a five-year unsecured credit facility with a syndicate of 13 financial institutions. The facility provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in revolving loans, swing loans and letters of credit. Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. Interest rates are either (1) a range from LIBOR plus 0.45 percent to LIBOR plus 1.125 percent based on debt and earning levels or (2) the prime rate or the prime rate plus 1.125 percent, based on debt and earnings.

The credit facility has two financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2008, we were in compliance with the covenants in the credit agreement.

As of March 31, 2008, $400 million was drawn in revolving loans and the principal amount of letter of credit obligations totaled $16.2 million under the credit facility. We had $200 million drawn in term loans; $183.8 million of borrowing capacity was available under the $800 million credit facility. The weighted average interest rate for outstanding revolving and term loans under the credit facility was 3.73 percent as of March 31, 2008. After the effect of interest rate hedging, the weighted average annual borrowing rate was 3.85 percent.

Portman is party to a A$40 million multi-option credit facility. The floating interest rate is 20 basis points over the 90-day bank bill swap rate in Australia. At March 31, 2008, the outstanding bank commitments were A$12.5 million, reducing borrowing capacity to A$27.5 million. The facility has two covenants: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2008, Portman was in compliance with the covenants in the credit facility.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operations. The borrowings, totaling $5.4 million and $6.2 million at March 31, 2008 and December 31, 2007, respectively, accrue interest annually at five percent. The borrowings require a principal payment of approximately $0.8 million plus accrued interest to be made January 31, 2009, with the balance due in full on January 31, 2010.

At March 31, 2008, Amapá had long-term project debt outstanding of $272.5 million for which we have provided a several guarantee on our 30 percent share. Amapá has engaged in ongoing discussions with its lenders regarding loan amendments to address several loan covenant violations related to project delays, higher construction expenditures, debt-to-equity ratios and deliveries under its long-term supply agreement with an operator of an iron ore pelletizing plant in the Kingdom of Bahrain. In addition, at March 31, 2008, Amapá had short-term loans outstanding in the amount of $173.7 million for which we have not provided a guarantee.

NOTE 5 – SEGMENT REPORTING

Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our three North American coal mines that provide metallurgical coal to the integrated steel industry. The Asia-Pacific Iron Ore segment, comprised of our interests in Portman, is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia-Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia, which is in the early stages of production. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil, which is also in the early stages of production. As a result, the Asia-Pacific Coal and Latin American Iron Ore operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three-months ended March 31, 2008 and 2007:

	(In Millions)
	Three Months Ended March 31,
	2008		2007
Revenues from product sales and services:
North American Iron Ore	$278.8	56%	$225.2	69%
North American Coal	93.9	19%	-
Asia-Pacific Iron Ore	117.5	24%	100.3	31%
Other	4.2	1%	-

Total revenues from product sales and services	$494.4	100%	$325.5	100%

Sales margin:
North American Iron Ore	$64.6		$37.3
North American Coal	(2.5)		-
Asia-Pacific Iron Ore	21.4		24.5
Other	(1.1)		-

Sales margin	82.4		61.8
Other operating income (expense)	(39.8)		(16.9)
Other income (expense)	(1.6)		5.6

Income from continuing operations before income taxes, minority interest and equity loss from ventures	$41.0		$50.5

Depreciation, depletion and amortization:
North American Iron Ore	$9.7		$9.6
North American Coal	13.4		-
Asia-Pacific Iron Ore	13.9		11.1
Other	1.1		-

Total depreciation and amortization	$38.1		$20.7

Capital additions:
North American Iron Ore	$7.1		$29.6
North American Coal	11.9		-
Asia-Pacific Iron Ore	28.6		1.1
Other	4.1		-

Total capital additions	$51.7		$30.7

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2008	December 31, 2007
Segment assets:
North American Iron Ore	$1,103.2	$968.9
North American Coal	754.4	773.2
Asia-Pacific Iron Ore	1,032.6	950.6
Other	410.8	383.1

Total assets	$3,301.0	$3,075.8

NOTE 6 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three-month periods ended March 31, 2008 and 2007:

	(In Millions)
	Three Months Ended March 31,
	2008	2007
Net income	$16.7	$32.5
Other comprehensive income:
Unrealized loss on marketable securities - net of tax	(0.6)	(0.9)
Foreign currency translation	43.9	12.8
Amortization of net periodic benefit - net of tax	3.1	2.9
Unrealized loss on interest rate swap - net of tax	(1.4)	-
Unrealized gain on derivative financial instruments	5.5	2.8

Total other comprehensive income	50.5	17.6

Total comprehensive income	$67.2	$50.1

NOTE 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three-month periods ended March 31, 2008 and 2007:

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$3.1	$2.7	$0.8	$0.4
Interest cost	10.0	10.0	3.7	3.8
Expected return on plan assets	(12.4)	(11.8)	(2.7)	(2.5)
Amortization:
Prior service costs (credits)	0.9	0.9	(1.4)	(1.4)
Net actuarial losses	2.2	3.4	1.4	2.1
Transition asset	-	-	(0.8)	(0.8)

Net periodic benefit cost	$3.8	$5.2	$1.0	$1.6

NOTE 8 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $129.8 million and $130.8 million at March 31, 2008 and December 31, 2007, respectively. Payments in the first three months of 2008 were $1.2 million compared with $9.2 million for the full year in 2007. The following is a summary of the obligations:

	(In Millions)
	March 31, 2008	December 31, 2007
Environmental	$11.1	$12.3
Mine closure
LTVSMC	21.8	22.5
Operating mines:
North American Iron Ore	60.7	61.8
North American Coal	20.7	20.4
Asia-Pacific Iron Ore	9.9	9.5
Other	5.6	4.3

Total mine closure	118.7	118.5

Total environmental and mine closure obligations	129.8	130.8
Less current portion	8.1	7.6

Long term environmental and mine closure obligations	$121.7	$123.2

Environmental

United Taconite Air Emissions Matter

On March 27, 2008, United Taconite received a Draft Stipulation Agreement (“DSA”) from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 when we first acquired our interest in the mine. The DSA requires the facility to install Continuous Emissions Monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and proposes a civil penalty in an amount to be determined. While United Taconite does not agree with MPCA’s allegations, United Taconite and the MPCA are scheduled to discuss the matter further with the intent of working toward a mutual resolution.

Mine Closure

The mine closure obligations are for our four consolidated North American operating iron ore mines, our three consolidated North American operating coal mines, our Asia-Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million. Obligations have declined to $21.8 million at March 31, 2008.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related fixed asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability for the three months ended March 31, 2008 and the year ended December 31, 2007:

	(In Millions)
	March 31, 2008	December 31, 2007 (1)
Asset retirement obligation at beginning of period	$96.0	$62.7
Accretion expense	2.0	6.6
Payments	(0.2)	-
PinnOak acquisition	-	19.9
Sonoma investment	-	4.3
Reclassification from environmental obligations	0.7	1.1
Exchange rate changes	1.0	0.9
Revision in estimated cash flows	(2.6)	0.5

Asset retirement obligation at end of period	$96.9	$96.0

(1)  Represents a 12-month rollforward of our asset retirement obligation at December 31, 2007.

NOTE 9 – INCOME TAXES

Our total tax provision from continuing operations for the first quarter of 2008 of $14.3 million is comprised of $7.9 million related to U.S. operations, and $6.4 million related to foreign operations. Our 2008 expected effective tax rate related to continuing operations is approximately 26 percent. The effective rate reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

During the first quarter of 2008 our valuation allowance maintained against certain gross deferred tax assets increased by $4.0 million to fully offset an increase in future tax benefits for first quarter losses of certain foreign operations for which future utilization is currently uncertain.

At March 31, 2008, cumulative undistributed earnings of our Cliffs Asia-Pacific Iron Ore subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to determine the amount of this liability.

At January 1, 2008, we had $15.2 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. During the first quarter of 2008, we settled an outstanding tax issue with a foreign tax authority. The result of the settlement was the recognition of $1.2 million of additional tax expense and the reduction of $3.1 million of previously unrecognized tax benefit obligations. It is reasonably possible that an additional decrease of $8.1 million in unrecognized tax benefit obligations will occur within the next nine months due to expected settlements with the taxing authorities. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2008, we accrued an additional $1.6 million of interest relating to the unrecognized tax benefits, $1.0 million of which was due to the settlement reached with a foreign taxing authority.

Tax years that remain subject to examination are years 2003 forward for the United States, 1993 forward for Canada and 1994 forward for Australia.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to financial instruments. We have deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include goodwill, asset retirement obligations, guarantees and certain other items. No transition adjustment was necessary as of January 1, 2008 upon the adoption of SFAS 157.

The following represents financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157 at March 31, 2008:

	(In Millions)
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.6	$136.8	$-	$137.4
Derivative assets	-	-	63.9	63.9
Marketable securities	29.1	-	-	29.1
Foreign exchange contracts	-	28.2	-	28.2

Total	$29.7	$165.0	$63.9	$258.6

Liabilities:
Interest rate swap	$-	$3.7	$-	$3.7
Foreign exchange contracts	-	0.5	-	0.5

Total	$-	$4.2	$-	$4.2

Financial assets classified in Level 1 at March 31, 2008 include money market funds and available for sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield and maturity date. Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are also classified within Level 2 of the valuation hierarchy. At March 31, 2008, such derivative financial instruments include substantially all of our foreign currency exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and forward currency contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and creditworthiness.

The derivative financial asset classified as a Level 3 is an embedded derivative instrument included in certain supply agreements with one of our customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value based on an income approach when the product is consumed and the amounts are settled as an adjustment to revenue. The fair value of the instrument is determined based on a future price of the average hot rolled steel price at certain steelmaking facilities and other inflationary indices.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. The Company had no financial assets and liabilities measured at fair value on a non-recurring basis in accordance with SFAS 157 at March 31, 2008.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008:

(In Millions)
Derivative Assets
Beginning balance - January 1	$53.8
Total gains or losses
Included in earnings	26.0
Included in other comprehensive income	-
Settlements	(15.9)
Transfers in and/or out of Level 3	-

Ending balance - March 31	$63.9

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses on assets still held at March 31, 2008	$26.0

Gains and losses included in earnings are reported in Product revenue on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2008.

NOTE 11 – CAPITAL STOCK

Preferred Stock

On January 17, 2008, 24,010 preferred shares were converted to 1,589,176 shares of common stock at a conversion rate of 66.1881, reducing our preferred stock outstanding to 110,705 shares. The following is a summary of activity of preferred stock for the three months ended March 31, 2008 and the year ended December 31, 2007:

	March 31, 2008	December 31, 2007
Number of preferred shares at beginning of the period	134,715	172,300
Number of preferred shares converted	24,010	37,585

Number of preferred shares at end of the period	110,705	134,715

Redemption value at end of the period (in millions)	$878.0	$898.8

Number of common shares issued from Treasury upon conversion	1,589,176	2,487,648

On March 11, 2008, a scheduled dividend payment was authorized on our 3.25 percent Redeemable Cumulative Convertible Perpetual Preferred Stock and a cash payment of $8.125 per share was paid on April 15, 2008 to Preferred Stock shareholders of record on April 1, 2008.

Common Stock

On March 11, 2008, a two-for-one stock split of our common shares was declared. As a result, each shareholder of record will receive one additional share of our common stock for every share held. The new shares will be distributed on May 15, 2008. Pursuant to the effectuation of the stock split, the par value of Cliffs’ common stock will be adjusted from $0.25 per share to $0.125 per share, and the number of authorized common shares will be increased accordingly from 112 million to 224 million shares. As a result of the stock split, the preferred stock conversion rate will also be adjusted from 66.1881 to 133.0646.

NOTE 12 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended March 31,
	2008	2007
Net income	$16.7	$32.5
Preferred stock dividends	0.9	1.4

Income applicable to common shares	$15.8	$31.1

Weighted average number of shares:
Basic	45.0	40.6
Employee stock plans	0.2	0.3
Convertible preferred stock	7.3	11.3

Diluted	52.5	52.2

Earnings per common share - Basic	$0.35	$0.77

Earnings per common share - Diluted	$0.32	$0.62

NOTE 13 – CONTINGENCIES

We have been named as defendants, along with U. S. Steel Canada Inc., HLE Mining Limited Partnership and HLE Mining GP Inc. (collectively, “U. S. Steel”), in an action brought before the Ontario Superior Court of Justice by Dofasco. The action pertains to a contemplated transaction whereby Dofasco and/or certain of its affiliates would purchase our ownership interests and those of U. S. Steel in Wabush. After six months of negotiations with no definitive agreements reached, both we and U. S. Steel determined to withdraw from negotiations and retain our respective ownership interests in Wabush. Notice of the withdrawal was delivered to Dofasco on March 3, 2008.

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and we intend to defend this case vigorously.

In August 2006, M.M. Silta, Inc. (“Silta”) sued the Company and two of its subsidiaries, Cliffs Mining Company and Cliffs Erie, L.L.C. (“Cliffs Erie”), for breach of two separate contracts entered into between Silta and Cliffs Erie. Silta alleged that Cliffs Erie had breached both a Reclamation Services Agreement and a Breaker Sales Agreement. This dispute went to trial in March 2008. On March 13, 2008, a jury ruled in favor of the Company in connection with the alleged breach of the Reclamation Services Agreement and in favor of Silta on the alleged breach of the Breaker Sales Agreement, awarding Silta $6.8 million. We have recorded a liability for this amount on our March 31, 2008 Statement of Condensed Consolidated Financial

Position. We have filed a motion with the trial court for judgment as a matter of law and a motion for a new trial. If the trial court does not grant any of our motions, we intend to appeal.

We are periodically involved in litigation incidental to our operations. We believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements.

NOTE 14 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the three month periods ended March 31, 2008 and 2007 is as follows:

	(In Millions)
	2008	2007
Capital additions	$51.7	$30.7
Cash paid for capital expenditures	34.2	32.6

Difference	$17.5	$(1.9)

Non-cash accruals	$0.2	$(1.9)
Capital leases	17.3	-

Total	$17.5	$(1.9)

NOTE 15 – SUBSEQUENT EVENTS

Severstal Agreement

On April 30, 2008, we entered into a binding term sheet (the “Term Sheet”) with Severstal regarding an amendment and extension of our existing Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 (the “Pellet Agreement”). The Term Sheet governs the performance of the parties under the Pellet Agreement until the parties execute a definitive written agreement.

The term of the amended Pellet Agreement is for 15 years and provides for automatic renewals unless terminated by prior written notice. Under the amended Pellet Agreement, we will supply all of Severstal’s blast furnace pellet requirements for its Dearborn, Michigan facility during the term of the amended Pellet Agreement, subject to specified minimum and maximum requirements in certain years.

Golden West

During April 2008, Portman acquired 16 million shares of Golden West, a Western Australia iron ore exploration company, which represents approximately 14.5 percent of its outstanding shares. Acquisition of the shares represented an investment of approximately $15 million. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 86.3 million metric tons. The purchase provides Portman a strategic interest in Golden West and Wiluna West.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on SEC Form 10-K for the year ended December 31, 2007 as well as other publicly available information.

OVERVIEW

Cleveland-Cliffs Inc, headquartered in Cleveland, Ohio, is an international mining company, the largest producer of iron ore pellets in North America, and a major supplier of metallurgical coal to the global steelmaking industry. We operate six iron ore mines located in Michigan, Minnesota and Eastern Canada, and three coking coal mines in West Virginia and Alabama. We own 80.4 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. We also have a 30 percent interest in Amapá, a Brazilian iron ore project, and a 45 percent economic interest in Sonoma, an Australian coking and thermal coal project.

We organize our business according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore. The Asia-Pacific Coal and Latin American Iron Ore businesses are in the early stages of production.

Cliffs Asia-Pacific headquarters are located in Perth, Australia. Cliffs Latin America headquarters are located in Rio de Janeiro, Brazil. Cliffs International Mineração Brasil, Ltda and Cliffs Asia-Pacific Pty Limited provide technical and administrative support for Cliffs’ assets in Latin America and Australia, respectively, as well as new business development services in these regions. All North American business segments are headquartered in Cleveland, Ohio. Offices in Duluth, Minnesota, have shared services groups supporting the North American business segments. Our Cliffs Technology Center Office is located in Ishpeming, Michigan. See NOTE 5 – SEGMENT REPORTING for further information.

Growth Strategy

We expect to grow our business and presence as an international mining company by expanding both geographically and through the minerals that we mine and market. Our investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as coal, illustrate the execution of this strategy.

Mineral Diversification – In addition to continuously evaluating acquisition targets and investment opportunities in iron ore, metallurgical and thermal coal, we also consider opportunities outside of these areas, including those that could expand our position as a supplier of raw materials to the steelmaking industry or capitalize on our skill sets and expertise in other industries.

Geographic Diversification – We currently have producing assets in North America, Australia and Latin America. Through recent growth projects such as Amapá, which provided entry into Latin America through a minority interest, and Sonoma in Queensland, Australia, we are increasing our presence in markets outside of North America.

Our strategy also includes plans to capitalize on our unique technological expertise in the area of concentrating and processing lower-grade ores into high-quality products. An example of this is our recent alliance with Kobe Steel and the right to enter into a license agreement to use its patented ITmk3® iron-making technology. Used for the production of high-purity iron nuggets containing more than 96 percent iron, the ITmk3® process provides the means to create high-quality raw materials for electric arc furnaces, a market we do not currently supply.

Golden West

During April 2008, Portman acquired 16 million shares of Golden West, a Western Australia iron ore exploration company, which represents approximately 14.5 percent of its outstanding shares. Acquisition of the shares represents an investment of approximately $15 million. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 86.3 million metric tons. The purchase provides Portman a strategic interest in Golden West and Wiluna West.

RESULTS OF OPERATIONS

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended March 31, 2008 and 2007:

	(In Millions)
	Three Months Ended March 31,		Change due to
			Sales price and rate	Sales volume	Freight and reimbursements	Total change
	2008	2007
Revenues from product sales and services	$278.8	$225.2	$27.1	$16.4	$10.1	$53.6
Cost of goods sold and operating expense	(214.2)	(187.9)	(3.5)	(12.7)	(10.1)	(26.3)

Sales margin	$64.6	$37.3	$23.6	$3.7	$-	$27.3

Sales tons	2.7	2.5

The sales revenue increase for the quarter was primarily due to higher sales prices and a sales volume increase of 0.2 million tons. A sales price increase of 15 percent in the quarter primarily reflected the impact from several contractual price-adjustment factors. Included in first-quarter 2008 revenues was $26.0 million related to supplemental steel payments, compared with $9.6 million for the same period last year. The higher sales volume for the quarter was due to increased demand.

As of March 31, 2008 the iron ore pellet benchmarks referenced in certain of our North American Iron Ore sales contracts had yet to settle. However, based on subsequently reported 87 percent price increases for Eastern Canadian pellets, approximately $5.0 million of additional product revenue related to first quarter sales will be recognized in the second quarter of 2008.

The cost of goods sold and operating expense increase in the quarter was primarily due to higher volume and higher freight and reimbursements. Also contributing to the increase was a major furnace repair at Empire and United Taconite and higher fuel and energy costs of approximately $4.4 million compared to the comparable period in 2007.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	First Quarter		Full Year
	2008	2007	2008*	2007
Mine:
Empire	1.2	1.2	4.0	4.9
Tilden	1.6	1.4	7.9	7.2
Hibbing	2.0	1.2	8.0	7.4
Northshore	1.3	1.3	5.7	5.2
United Taconite	1.2	1.2	5.2	5.3
Wabush	1.0	1.1	4.8	4.6

Total	8.3	7.4	35.6	34.6

Cliffs’ share of total	5.2	4.8	22.4	21.8

* Estimate

(1) Tons are long tons of pellets of 2,240 pounds.

The increase in Hibbing’s production for the quarter was a result of the shutdown in late February 2007 due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The full year production loss in 2007 totaled approximately 0.8 million tons (Company share 0.2 million tons).

The increase in production at Tilden was due to planned major repairs in this year’s first quarter being completed in a shorter time frame than the prior year.

Production at Empire for 2008 was originally expected to be 3.6 million tons. However, due to market conditions, we have increased our rate of production at the mine and expect to produce approximately 4.0 million tons at Empire in 2008.

At the end of March 2008, we restarted one of our furnaces at Northshore. Accordingly, production at Northshore is expected to benefit from an incremental increase of approximately 0.6 million tons in 2008 and 0.8 million tons annually thereafter.

North American Coal

Following is a summary of North American Coal results for the three months ended March 31, 2008:

(In Millions, except tonnage)
Three Months Ended March 31, 2008
Revenues from product sales and services	$93.9
Cost of goods sold and operating expense	(96.4)

Sales margin	$(2.5)

Sales tons (in thousands)	998

We reported a loss of $2.5 million in sales margin in the first quarter. On a sequential quarter basis, costs per-ton declined approximately eight percent from the fourth quarter of 2007, as higher production absorbed fixed costs.

Production

Following is a summary of coal production tonnage for 2008:

	(In Thousands) (1)
	First Quarter	Full Year*
Mine:
Pinnacle Complex	632	2,900
Oak Grove	377	1,400

Total	1,009	4,300

*Estimate

(1) Tons are short tons of 2,000 pounds.

We declared force majeure on customer shipments from our Pinnacle mine in mid-March 2008. Production at the mine slowed as a result of encountering a fault area within the coal panel being mined at the time. Significant progress has been made since that time, and we expect to mine through the fault area by mid-May. As a result, we reduced our total metallurgical coal production forecast for 2008 by approximately 200,000 tons to 4.3 million tons.

Asia-Pacific Iron Ore

Following is a summary of Asia-Pacific Iron Ore results for the three months ended March 31, 2008 and 2007:

	(In Millions)
	Three Months Ended March 31,		Change due to
			Sales price and rate	Sales volume	Total change
	2008	2007
Revenues from product sales and services	$117.5	$100.3	$8.3	$8.9	$17.2
Cost of goods sold and operating expense	(96.1)	(75.8)	(13.6)	(6.7)	(20.3)

Sales margin	$21.4	$24.5	$(5.3)	$2.2	$(3.1)

Sales tons	2.1	1.9

The revenue increase in the quarter was due to the effect of a 0.2 million ton volume increase and higher sales realization. The increase in volume was the result of shipments originally scheduled in the fourth quarter of 2007 that were made in the first quarter of 2008 due to vessel availability. Sales prices benefited from the impact of foreign exchange rates.

There have been reported international settlements reflecting a 65 percent increase in pricing for iron ore lump and fines in 2008. However, negotiations are still ongoing for the Australian benchmark price of lump and fines. Based on an expected increase of 65 percent in the Australian benchmark price for lump and fines, we would recognize approximately $50.0 million in additional product revenue for our Asia-Pacific Iron Ore segment in the first quarter of 2008 upon settlement.

Cost of goods sold and operating expenses increased due to higher rates and increased volume. Costs were negatively impacted by approximately $11.0 million related to foreign exchange rates, as the U.S. dollar continued to weaken relative to the Australian dollar. The increase in cost of goods sold and operating expenses was also a result of higher fuel, maintenance and contract labor expenditures arising from inflationary pressures. Fuel and energy costs increased approximately $1.5 million compared to the comparable period in 2007.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	First Quarter		Full Year
	2008	2007	2008*	2007
Mine:
Koolyanobbing	1.8	1.8	7.5	7.7
Cockatoo Island	0.1	0.1	0.3	0.7

Total	1.9	1.9	7.8	8.4

* Estimate

(1) Tonnes are metric tons of 2,205 pounds. Cockatoo production reflects our 50 percent share.

First quarter production was essentially flat to the same period last year. Cockatoo Island production is expected to continue into the second quarter of 2008, with shipments expected to terminate with the closing of the mine in the third quarter of 2008.

Other operating income (expense)

Following is a summary of other operating income (expense) for 2008 and 2007:

	(In Millions)
	2008	2007	Variance favorable / (unfavorable)
Royalties and management fee revenue	$3.8	$2.2	$1.6
Selling, general & administrative expenses	(44.6)	(18.7)	(25.9)
Miscellaneous - net	1.0	(0.4)	1.4

Total other operating income (expense)	$(39.8)	$(16.9)	$(22.9)

The increase in selling, general and administrative expense is primarily a result of $6 million related to our North American Coal segment acquired in July 2007, a charge of approximately $7 million in connection with a legal case (see NOTE 13—CONTINGENCIES) and approximately $10 million in additional management infrastructure and corporate development activities in Latin America and Asia-Pacific.

Other income (expense)

Following is a summary of other income (expense) for 2008 and 2007:

	(In Millions)
	2008	2007	Variance favorable / (unfavorable)
Interest income	$5.6	$5.3	$0.3
Interest expense	(7.2)	(1.0)	(6.2)
Other - net	-	1.3	(1.3)

Total other income (expense)	$(1.6)	$5.6	$(7.2)

Higher interest expense in the quarter reflected borrowings under our credit facilities and interest accretion for the deferred payment. See NOTE 4 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our total tax provision from continuing operations for the first quarter of 2008 of $14.3 million is $0.8 million higher than the comparable period of 2007. The increase in our tax provision is attributable to a higher effective tax rate, partially offset by lower pre-tax income. For the full year 2008, we expect an effective tax rate of approximately 26 percent; however, the effective tax rate for the first quarter of 2008 is higher primarily due to the mix by jurisdiction of our first quarter consolidated income coupled with the first quarter being disproportionate to our full year forecast. The expected full year 2008 effective rate reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 9 – INCOME TAXES for further information.

Equity Loss in Ventures

The equity loss in ventures, $6.9 million, represents the results from our investment in Amapá, primarily pre-production and start-up losses, $12.8 million, including operating losses from the railroad, $2.0 million, partially offset by foreign currency hedge gains, $5.9 million.

LIQUIDITY, CASH FLOWS AND CAPITAL RESOURCES

Liquidity

Following is a summary of key liquidity measures at March 31, 2008 and December 31, 2007:

	(In Millions)
	March 31, 2008	December 31, 2007
Cash and cash equivalents	$186.5	$157.1

Credit facilities	$800.0	$800.0
Revolving loans drawn	(400.0)	(240.0)
Term loans drawn	(200.0)	(200.0)
Letter of credit obligations	(16.2)	(16.2)

Borrowing capacity available	$183.8	$343.8

At March 31, 2008, Amapá had long-term project debt outstanding of $272.5 million for which we have provided a several guarantee on our 30 percent share. Amapá has engaged in ongoing discussions with its lenders regarding loan amendments to address several loan covenant violations related to project delays, higher construction expenditures, debt-to-equity ratios and deliveries under its long-term supply agreement with an operator of an iron ore pelletizing plant in the Kingdom of Bahrain. In addition, at March 31, 2008, Amapá had short-term loans outstanding in the amount of $173.7 million for which we have not provided a guarantee.

See NOTE 4 – DEBT AND CREDIT FACILITIES for further information on our credit facilities.

Cash Flows

Following is a summary of cash flows for the first quarter of 2008 and 2007:

	(In Millions)
	Three Months Ended March 31,
	2008	2007
Net borrowings under revolving credit facility	$160.0	$50.0
Net redemption (purchase) of marketable securities	9.6	(10.5)
Net cash used by operating activities	(120.0)	(96.6)
Capital expenditures	(34.2)	(32.6)
Investment in ventures	(1.1)	(141.3)
Other	15.1	(1.9)

Increase (decrease) in cash and cash equivalents	$29.4	$(232.9)

A summary of cash due to changes in operating assets and liabilities is as follows:

	(In Millions)
	Three Months Ended March 31,
	2008	2007
Changes in product inventories	$(130.9)	$(129.2)
Changes in payables and accrued expenses	(37.1)	(30.0)
Changes in receivables and other assets	(2.0)	14.0

Cash used by changes in operating assets and liabilities	$(170.0)	$(145.2)

Our product inventory balances at March 31, 2008 and December 31, 2007 were as follows:

	(In Millions)
	March 31, 2008		December 31, 2007
	Amount	Tons*	Amount	Tons*
North American Iron Ore	$249.7	5.8	$114.3	3.4
North American Coal	5.4	0.1	8.3	0.1
Asia-Pacific Iron Ore	30.1	1.0	30.2	1.1

Total	$285.2		$152.8

*  North American Iron Ore tons are long tons of pellets of 2,240 pounds.

   North American Coal tons are short tons of 2,000 pounds.

   Asia-Pacific Iron Ore tons are metric tons of 2,205 pounds.

The increase in North American Iron Ore pellet inventory was primarily due to higher production volume as well as winter-related shipping constraints on the lower Great Lakes.

OAK GROVE MINE THREATENED PATTERN OF VIOLATION

On October 2, 2007, Oak Grove received correspondence from MSHA notifying Oak Grove that a Pattern of Potential Violations continued to exist at Oak Grove. On April 2, 2008, Oak Grove was notified that the MSHA District Manager was recommending to the Administrator for Coal Mine Safety and Health that a pattern of violations no longer exists at Oak Grove.

WABUSH MINES LITIGATION

We have been named as defendants, along with U. S. Steel, in an action brought before the Ontario Superior Court of Justice by Dofasco. The action pertains to a contemplated transaction whereby Dofasco would purchase our ownership interests and those of U. S. Steel in Wabush. After six months of negotiations with no definitive agreements reached, both we and U. S. Steel determined to withdraw from negotiations and retain our respective ownership interests in Wabush. Notice of the withdrawal was delivered to Dofasco on March 3, 2008.

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and we intend to defend this case vigorously.

ARCELORMITTAL ARBITRATIONS

On March 18, 2008, ArcelorMittal filed two demands for arbitration with the AAA with respect to the Umbrella Agreement between ArcelorMittal and some of our operations. ArcelorMittal alleged that we had breached the Umbrella Agreement by refusing to honor their revised 2008 nomination for an additional 1,450,000 gross tons of iron ore pellets for export to their facilities located outside of the United States. They also requested a ruling from the arbitrator that they may transfer iron ore pellets purchased under the Umbrella Agreement in 2009 and 2010 to any iron and steelmaking facility they own. Both arbitrations are in very early stages. We intend to defend both arbitrations vigorously.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $3.8 million for the first quarter of 2008, compared with $5.2 million for the comparable 2007 period. The decrease in defined benefit pension expense is attributable to changes in the service lives of the workforce as well as favorable experience on investments and discount rates. See NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS for additional information.

OPEB expense totaled $1.0 million for the first quarter of 2008, compared with $1.6 million for the comparable 2007 period. The decrease in OPEB expense was due to changes in remaining service lives of employees and lower medical claims paid experience.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the standard, as it applies to our financial instruments, effective January 1, 2008. The impact of adoption of SFAS 157 is discussed in NOTE 2 and NOTE 10 to Consolidated Financial Statements.

We adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, adoption of this Statement did not have a material impact on our consolidated financial statements.

MARKET RISKS

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to Miscellaneous – net on the Statements of Unaudited Condensed Consolidated Operations. At March 31, 2008, Portman had $647.9 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from April 2008 to November 2010, and fair value adjustments of $27.7 million, based on the March 31, 2008 exchange rate. A 100 basis point increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $33.2 million and a 100 basis point decrease would reduce the fair value by approximately $22.2 million.

Our share of pellets produced at the Wabush operation in Canada represents approximately five percent of our North American iron ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $600 million in outstanding revolving and term loans at March 31, 2008, a 100 basis point change to the LIBOR rate would result in a change of $6.1 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

Other Risks

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

Approximately six percent of our U.S. pension trust assets and 2.5 percent of VEBA assets are exposed to sub prime risk, all of which are investment grade and fully collateralized by properties. These investments primarily include Mortgage-Backed Securities and the Home Equity subset of the Asset-Backed Securities sector with AAA and AA credit quality ratings. While these structures have experienced spread-widening in conjunction with the recent market volatility and re-pricing of risk, over-collateralization of the deals lessens the potential for principal loss in these tranches and the securities held have not been subject to ratings downgrades to date. The U.S. pension and VEBA trusts have no allocations to mortgage-related collateralized debt obligations.

The rising cost of energy and supplies are important issues affecting our production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American iron ore mining ventures consumed approximately 2.8 million MMBTU’s of natural gas and 4.2 million gallons of diesel fuel in the first three months of 2008. As of March 31, 2008, we purchased or have forward purchase contracts for 6.2 million MMBTU’s of natural gas, representing approximately 48 percent of our 2008 requirements, at an average price of $8.82 per MMBTU and 8.0 million gallons of diesel fuel, representing approximately 32 percent of our annual requirements, at $2.51 per gallon for our North American iron ore mining ventures.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. To counter the rising cost of fuel and shrink our carbon footprint, we have made investments in a renewable fuel company and a small natural gas field in Kansas. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At March 31, 2008, the notional amount of the outstanding forward contracts was $40.5 million, with an unrecognized fair value net gain of $15.0 million based on March 31, 2008 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $5.5 million.

OUTLOOK

Pricing

We have incorporated reported 2008 iron ore settlement increases of 65 percent for fines and 87 percent for pellets into our estimates for pricing projections. However, negotiations are ongoing and various benchmarks may settle at different pricing levels.

North American Iron Ore

Our North American Iron Ore operations continue to produce at or near capacity. In 2008, our managed iron ore pellet production is expected to approximate 35.6 million tons. Our share of this production is expected to be approximately 22 million tons. As we sell through current inventory, 2008 sales volume is estimated at 24 million tons. In estimating our revenue-per-ton guidance, we made certain assumptions for the various factors included in our North American Iron Ore supply contracts. These include:

•	An 87 percent increase in World Pellet Prices;
•	An approximate three to four percent increase among producer price indices;
•	An approximate 25 percent increase in factors related to steel pricing, including hot band steel at $700 per ton;
•

The recent negotiation of an amended supply agreement with Severstal. The agreement increases the quantity and changes the price structure of the current arrangement. It also extends the supply agreement through 2022; and

•	A combination of other supply agreement contractual base-price increases, lag-year adjustments and capped pricing.

The combination of these factors results in estimated revenue per ton of $81 for 2008.

We have updated the sensitivity for the estimated impact of changes in customer pricing for hot rolled steel on North American Iron Ore revenue per ton as follows:

•	Each $10 change from $700 per ton in the average hot rolled steel price at certain steelmaking facilities will result in a change in average realization of $0.24 per ton.

We expect 2008 North American Iron Ore costs per ton to increase approximately 10 percent to approximately $53 per ton.

North American Coal

North American Coal is expected to produce and sell approximately 4.3 million tons of metallurgical coal in 2008. We expect sales per ton to be approximately $94 in 2008. As a result of the sandstone intrusion at the Pinnacle mine, cost per ton for the year is expected to increase to $86 from our previous estimate of $77.

Asia-Pacific Iron Ore

Asia-Pacific Iron Ore 2008 production volume is expected to be 7.8 million tonnes, with expected sales volume of 8.0 million tonnes. We expect Asia-Pacific revenues per tonne of approximately $89. This estimate assumes a 65 percent increase in the 2008 international settlement price for lump and fines, which, as stated earlier, is still subject to change. This also considers that, in 2007, our Asia-Pacific Iron Ore segment had a $30 million revenue benefit from currency hedging that we assume is not going to recur in 2008.

We expect Asia-Pacific Iron Ore costs per tonne of approximately $53. This estimate includes an expanded $23 million exploration and evaluation program at our Koolyanobbing operations targeted at expanding iron ore reserves in Australia.

Sonoma Coal Project Outlook

Sonoma, a project we have with QCoal Pty Ltd of Australia, was recently commissioned and our share of sales volume in the first quarter of 2008 was approximately 28,000 tonnes of coal.

We have a 45 percent economic interest in the project and expect total production of approximately 2.0 million tonnes for 2008, consistent with our previous estimate. With recent reports of significant year-over-year increases in pricing for metallurgical coal, Sonoma is expected to benefit and produce average revenue of $129 per tonne in 2008, with projected costs of approximately $83 per tonne. The increase in cost is the result of increased expenses related to flooding in eastern Australia earlier in the year.

Amapá Iron Ore Project

Amapá, a project between MMX and Cliffs, began production in late-December 2007. We own a 30 percent interest in the project. MMX, who has agreed to sell its stake in Amapá to Anglo American plc, has management control over the venture. MMX has indicated plans to complete construction of the concentrator and ramp up operations during 2008, with production and sales expected to total three to four million tonnes for the full year. Based on start-up delays and production levels, we expect to incur equity losses in 2008. MMX expects Amapá to produce at the 6.5 million tonne design level in 2009.

Selling, General and Administrative Expenses and Other Expectations

As we continue to invest in management infrastructure related to our rapid growth and increased business development, selling, general and administrative expenses are anticipated to be approximately $160 million in 2008, up from a previous estimate of $150 million. We anticipate an effective tax rate of approximately 26 percent for the year. We also expect 2008 capital expenditures of approximately $200 million and depreciation and amortization of approximately $170 million.

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	estimates of our economic iron ore and coal reserves;

•	our business and growth strategies;

•	our financing plans and forecasts;

•	labor relations; and

•	uncertainties associated with unanticipated geological conditions related to underground mining.

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For a discussion of the factors, including but not limited to, those that could adversely affect our actual results and performance, see “Risk Factors” in Part I – Item 1A in our Annual Report on Form 10-K for the year-ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the Management’s Discussion and Analysis section of this report.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of the evaluation conducted by our Chief Executive Officer and Chief Financial Officer.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Alabama Dust Litigation. In 2006, in Gamble, et al v. PinnOak Resources, LLC, et al), 13 plaintiffs brought an action against PinnOak related to the operation of the Concord Preparation Plant. These plaintiffs assert that dangerous levels of coal dust emissions have been allowed to accumulate at that facility. We deny this allegation and are defending the matter vigorously. On April 15, 2008, the United States District Court for the Northern District of Alabama, Southern Division, dismissed the case without prejudice for lack of standing on the part of the plaintiffs.

Oak Grove Threatened Pattern of Violations. On October 2, 2007, Oak Grove received correspondence from MSHA notifying Oak Grove that a Pattern of Potential Violations continued to exist at Oak Grove. On April 2, 2008, Oak Grove was notified that the MSHA District Manager was recommending to the Administrator for Coal Mine Safety and Heath that a pattern of violations did not currently exist at Oak Grove.

Wabush Litigation. We have been named, along with two of our wholly owned subsidiaries, Cliffs Mining Company and Wabush Iron Co. Limited, as defendants, along with U. S. Steel Canada Inc. (formerly Stelco Inc.), HLE Mining Limited Partnership and HLE Mining GP Inc. (collectively, “U. S. Steel”), in an action brought before the Ontario Superior Court of Justice by Dofasco. The action pertains to a contemplated transaction whereby Dofasco and/or certain of its affiliates would purchase our ownership interests and those of U. S. Steel in Wabush. After six months of negotiations with no definitive agreements reached, both we and U. S. Steel determined to withdraw from negotiations and retain our respective ownership interests in Wabush. Notice of the withdrawal was delivered to Dofasco on March 3, 2008.

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and we intend to defend this case vigorously.

ArcelorMittal Arbitrations. On March 18, 2008, ArcelorMittal filed two demands for arbitration with the AAA with respect to the March 1, 2007 Umbrella Agreement between ArcelorMittal and some of our operations. In one demand for arbitration, ArcelorMittal alleged that we had breached the Umbrella Agreement by refusing to honor ArcelorMittal’s revised 2008 nomination for an additional 1,450,000 gross tons of iron ore pellets for export to ArcelorMittal facilities located outside of the United States. In the other demand for arbitration, ArcelorMittal requested a ruling from the AAA that, under the terms of the Umbrella Agreement, ArcelorMittal may transfer iron ore pellets purchased in 2009 and 2010 under the Umbrella Agreement to any iron and steel making facility owned directly or indirectly by Mittal Steel Company N.V. Both arbitrations are in very early stages. We intend to defend both arbitrations vigorously.

M.M. Silta, Inc. v. Cleveland-Cliffs Inc et al. In August 2006, Silta sued the Company and two of its subsidiaries, Cliffs Mining Company and Cliffs Erie, L.L.C. (“Cliffs Erie”), for breach of two separate contracts entered into between Silta and Cliffs Erie. Silta alleged that Cliffs Erie had breached both a Reclamation Services Agreement, pursuant to which Silta recovered, screened and loaded recovered iron ore pellets, chips and fines from the ore yard at the former LTVSMC, and a Breaker Sales Agreement, pursuant to which Silta purchased for scrap certain circuit breakers located in the processing plant at the former LTVSMC. This dispute went to trial in March 2008. On March 13, 2008, a jury ruled in favor of the Company in connection with the alleged breach of the Reclamation Services Agreement and in favor of Silta on the alleged breach of the Breaker Sales Agreement, awarding Silta $6.8 million. We have filed a motion with the trial court for judgment as a matter of law and a motion for a new trial. If the trial court does not grant any of our motions, we intend to appeal.

United Taconite Air Emissions Matter. On March 27, 2008, United Taconite received a Draft Stipulation Agreement from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 when we first acquired our interest in the mine. The DSA requires the facility to install Continuous Emissions Monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and proposes a civil penalty in an amount to be determined. While United Taconite does not agree with MPCA’s allegations, United Taconite and the MPCA are scheduled to discuss the matter further with the intent of working toward a mutual resolution.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Pursuant to our VNQDC Plan, we sold a total of 1,791 common shares, par value $0.25 per share, of Cleveland-Cliffs Inc (“Common Shares”) for an aggregate consideration of $208,600.29 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by three officers and two mine managers under the VNQDC Plan. The following transactions occurred:

Date	Shares (#)	Price per Share ($)	Total Purchase Price ($)
1/31/2008	11	98.885	1,087.74
2/8/2008	22	104.635	2,301.97
2/14/2008	899	116.080	104,355.92
2/22/2008	846	117.345	99,273.87
2/29/2008	7	122.220	855.54
3/31/2008	6	120.875	725.25

(b)	The table below sets forth information regarding repurchases by Cleveland-Cliffs Inc of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1-31, 2008	8,183	(2)	100.5462	-	1,247,700
February 1 - 29, 2008	795	(3)	98.6250	-	1,247,700
March 1 - 31, 2008	-			-	1,247,700

Total	8,978		100.3760	-	1,247,700

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of two million shares of the Company’s outstanding Common Shares. There were no repurchases in the first quarter of 2008 under this program.

(2)

On January 2, 2008, we acquired 7,673 shares from nine employees in connection with a vesting of restricted stock on December 31, 2007. The shares were repurchased by the Company to satisfy the tax withholding obligations of those employees.

On January 2, 2008, we acquired 471 shares from a Director pursuant to a scheduled in-service distribution election from his non-qualified deferral account. The Director had elected to receive the distribution of shares as a lump sum payment in cash pursuant to the Nonemployee Directors’ Compensation Plan.

On January 31, 2008, we acquired 39 shares from an employee pursuant to a scheduled in-service distribution election from the VNQDC Plan December 31, 2007. The shares were repurchased by the Company to satisfy the tax withholding obligation of that employee pursuant to the distribution.

(3)

On February 8, 2008, we acquired 795 shares from an employee pursuant to a scheduled in-service distribution election from the VNQDC Plan December 31, 2007. The shares were repurchased by the Company to satisfy the tax withholding obligation of that employee pursuant to the distribution.

Item 6. Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date: May 6, 2008	By	/s/ Laurie Brlas
Laurie Brlas
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
3(a)	Amendment No. 3 to Amended Articles of Incorporation, dated April 21, 2008 (filed as Exhibit 3(a) to Form 8-K of Cleveland-Cliffs Inc on April 23, 2008 and incorporated by reference)	Not Applicable

4(a)	Form of Common Share Certificate	Filed Herewith

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of May 6, 2008

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cleveland-Cliffs Inc, as of May 6, 2008

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of May 6, 2008

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cleveland-Cliffs Inc, as of May 6, 2008

Filed Herewith