Form 10-Q
period 2008-06-30
CLEVELAND CLIFFS INC
filed 2008-07-31
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES           NO   X

As of July 28, 2008, there were 106,720,100 Common Shares (par value $0.125 per share) outstanding.

Page No.

3	Definitions

PART I – FINANCIAL INFORMATION

4	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Six Months Ended June 30, 2008 and 2007

5	Statements of Condensed Consolidated Financial Position June 30, 2008 (unaudited) and December 31, 2007

6	Statements of Unaudited Condensed Consolidated Cash Flows Six Months Ended June 30, 2008 and 2007

7	Notes to Unaudited Condensed Consolidated Financial Statements

34	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

49	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

49	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

50	Item 1 – Legal Proceedings

51	Item 1A – Risk Factors

52	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

53	Item 4 – Submission of Matters to a Vote of Security Holders

54	Item 6 – Exhibits

54	Signature

55	Exhibit Index

EX-31(a) – Section 302 Certification of Chief Executive Officer

EX-31(b) – Section 302 Certification of Chief Financial Officer

EX-32(a) – Section 906 Certification of Chief Executive Officer

EX-32(b) – Section 906 Certification of Chief Financial Officer

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc and subsidiaries, collectively. References to “A$” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
AAA	American Arbitration Association
Alpha or ANR	Alpha Natural Resources, Inc.
Amapá	MMX Amapá Mineração Limitada
ArcelorMittal	ArcelorMittal USA Inc.
ASX	Australian Stock Exchange
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo Island	Cockatoo Island Joint Venture
Dofasco	ArcelorMittal Dofasco Inc.
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
F.O.B.	Free on board
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
Golden West	Golden West Resources Ltd.
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
Kobe Steel	Kobe Steel, LTD.
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
MMX	MMX Mineração e Metalicos S.A.
MPCA	Minnesota Pollution Control Agency
MSHA	Mine Safety and Health Administration
NPDES	National Pollutant Discharge Elimination System
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
Portman	Portman Limited
PCAOB	Public Company Accounting Oversight Board
Renewafuel	Renewafuel, LLC
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
Severstal	Severstal North America, Inc.
SFAS	Statement of Financial Accounting Standards
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
United Taconite	United Taconite LLC
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$921.6	$474.6	$1,333.6	$740.8
Freight and venture partners’ cost reimbursements	87.0	73.0	169.5	132.3

	1,008.6	547.6	1,503.1	873.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(582.3)	(418.0)	(994.3)	(681.7)

SALES MARGIN	426.3	129.6	508.8	191.4
OTHER OPERATING INCOME (EXPENSE)
Casualty recoveries	10.0	3.2	10.0	3.2
Royalties and management fee revenue	7.1	4.0	10.9	6.2
Selling, general and administrative expenses	(52.1)	(21.5)	(96.6)	(42.2)
Gain on sale of other assets	19.5	-	21.0	-
Miscellaneous - net	(1.4)	0.6	(1.9)	2.2

	(16.9)	(13.7)	(56.6)	(30.6)

OPERATING INCOME	409.4	115.9	452.2	160.8
OTHER INCOME (EXPENSE)
Interest income	6.3	4.6	11.9	9.9
Interest expense	(9.8)	(2.1)	(17.0)	(3.1)
Other - net	0.3	(1.2)	0.3	0.1

	(3.2)	1.3	(4.8)	6.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY LOSS FROM VENTURES	406.2	117.2	447.4	167.7
PROVISION FOR INCOME TAXES	(107.4)	(25.8)	(121.6)	(39.3)
MINORITY INTEREST (net of tax of $9.6, $1.9, $10.9 and $3.9)	(22.4)	(4.5)	(25.5)	(9.0)
EQUITY LOSS FROM VENTURES	(6.2)	-	(13.1)	-

NET INCOME	270.2	86.9	287.2	119.4
PREFERRED STOCK DIVIDENDS	(0.4)	(1.4)	(1.3)	(2.8)

INCOME APPLICABLE TO COMMON SHARES	$269.8	$85.5	$285.9	$116.6

EARNINGS PER COMMON SHARE - BASIC	$2.75	$1.05	$3.04	$1.43

EARNINGS PER COMMON SHARE - DILUTED	$2.57	$0.83	$2.73	$1.14

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	98,127	81,544	94,031	81,380
Diluted	105,227	104,664	105,087	104,508

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30, 2008		December 31, 2007
ASSETS	(Unaudited	)
CURRENT ASSETS
Cash and cash equivalents	$320.4		$157.1
Accounts receivable	291.9		84.9
Inventories	466.8		241.9
Supplies and other inventories	81.6		77.0
Derivative assets	157.9		69.5
Other	124.5		124.2

TOTAL CURRENT ASSETS	1,443.1		754.6
PROPERTY, PLANT AND EQUIPMENT LESS ACCUMULATED DEPRECIATION AND DEPLETION - $406.1 ($330.9 in 2007)	2,091.3		1,823.9
OTHER ASSETS
Investments in ventures	265.3		265.3
Marketable securities	102.4		55.7
Deferred income taxes	42.2		42.1
Other	102.6		134.2

TOTAL OTHER ASSETS	512.5		497.3

TOTAL ASSETS	$4,046.9		$3,075.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$172.5		$149.9
Accrued employment costs	67.7		73.2
Accrued expenses	71.2		50.1
Income taxes payable	103.2		11.5
State and local taxes payable	35.9		33.6
Environmental and mine closure obligations	6.8		7.6
Deferred revenue	9.0		28.4
Other	49.0		45.3

TOTAL CURRENT LIABILITIES	515.3		399.6
PENSIONS	98.9		90.0
OTHER POSTRETIREMENT BENEFITS	114.2		114.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	125.0		123.2
DEFERRED INCOME TAXES	238.5		189.0
SENIOR NOTES	325.0		-
TERM LOAN	200.0		200.0
REVOLVING CREDIT	160.0		240.0
CONTINGENT CONSIDERATION	178.5		99.5
DEFERRED PAYMENT	99.1		96.2
OTHER LIABILITIES	141.5		107.3

TOTAL LIABILITIES	2,196.0		1,659.6
MINORITY INTEREST	187.1		117.8
COMMITMENTS AND CONTINGENCIES
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES OUTSTANDING 19,555 AND 134,715 IN 2008 AND 2007	19.6		134.7
SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 a share
Authorized - 224,000,000 shares; Issued - 134,623,528 shares
Outstanding - 102,615,681 shares (net of treasury shares)	16.8		16.8
Capital in excess of par value of shares	149.6		116.6
Retained earnings	1,589.5		1,316.2
Cost of 32,007,847 Common Shares in treasury (2007 - 47,455,922 shares)	(172.5)		(255.6)
Accumulated other comprehensive income (loss)	60.8		(30.3)

TOTAL SHAREHOLDERS’ EQUITY	1,644.2		1,163.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,046.9		$3,075.8

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions) Six Months Ended June 30,
	2008	2007
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income	$287.2	$119.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	78.1	42.4
Minority interest	25.5	9.0
Tax contingency reserve	18.8	-
Equity loss in ventures	13.1	-
Share-based compensation	10.8	3.2
Derivatives and currency hedging	(66.1)	(5.7)
Gain on sale of assets	(14.3)	(0.3)
Property damage recoveries	(10.0)	-
Excess tax benefit from share-based compensation	(3.3)	(3.9)
Deferred income taxes	(3.1)	(10.7)
Pensions and other postretirement benefits	(2.0)	1.1
Environmental and closure obligations	(0.3)	2.0
Other	(1.2)	4.8
Changes in operating assets and liabilities:
Product inventories	(205.3)	(159.0)
Receivables and all other assets	(108.4)	8.1
Payables and accrued expenses	63.4	(48.1)

Net cash provided (used) by operating activities	82.9	(37.7)

INVESTING ACTIVITIES:
Purchase of minority interest in Portman	(137.8)	-
Purchase of property, plant and equipment	(59.1)	(46.2)
Investment in marketable securities	(27.0)	(36.0)
Investments in ventures	(2.2)	(223.7)
Proceeds from sale of assets	38.6	1.8
Redemption of marketable securities	20.3	-
Proceeds from property damage insurance recoveries	10.0	-

Net cash used by investing activities	(157.2)	(304.1)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility	260.0	165.0
Repayment under revolving credit facility	(340.0)	(40.0)
Borrowings under senior notes	325.0	-
Excess tax benefit from share-based compensation	3.3	3.9
Contributions by minority interest	1.8	1.5
Common stock dividends	(16.9)	(10.2)
Preferred stock dividends	(1.3)	(2.8)
Repayment of other borrowings	(6.8)	(2.4)
Proceeds from stock options exercised	-	0.1
Repurchases of common stock	-	(2.2)

Net cash from financing activities	225.1	112.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	12.5	6.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	163.3	(222.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157.1	351.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320.4	$129.3

See notes to unaudited condensed consolidated financial statements.

CLEVELAND-CLIFFS INC AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Cleveland-Cliffs’ Annual Report on Form 10-K for the year ended December 31, 2007. All common shares and per share amounts have been adjusted retroactively to reflect the two-for-one stock split effective May 15, 2008.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
Portman	Western Australia	85.2%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
United Taconite	Minnesota	70.0%*	Iron Ore

* On July 11, 2008 we acquired the remaining 30 percent from minority interest shareholders, with an effective date of July 1, 2008.

Intercompany accounts are eliminated upon consolidation.

On May 21, 2008, Portman authorized a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. On this date, we owned 80.4 percent of the approximately 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. Under the share tender program, eligible shareholders could offer to sell some or all of their shareholdings at a fixed-price discount of 14 percent to the volume-weighted average price of Portman shares traded on ASX during the five trading days after the date of announcement. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of A$14.66 per share. The total consideration paid under the buyback was A$143.3 million. As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent. See NOTE 4 – ACQUISITIONS & OTHER INVESTMENTS for further information.

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

			(In Millions)
Investment	Classification	Interest Percentage	June 30, 2008	December 31, 2007
Amapá	Investments in ventures	30	$251.8	$247.2
Wabush	Investments in ventures	27	6.7	5.8
Cockatoo	Other current liabilities	50	(16.6)	(9.9)
Hibbing (1)	Investments in ventures	23	0.5	(0.3)
Other	Investments in ventures		6.3	12.3

			$248.7	$255.1

(1) Recorded as Other liabilities at December 31, 2007.

The increase in the liability related to Cockatoo is primarily attributable to an increase in the estimated asset retirement obligation in connection with a revised assessment of the mine closure plan.

In preparing our second quarter 2008 interim financial statements, we determined that we should have recognized additional revenue of approximately $55 million in our first quarter 2008 interim financial statements. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the fair value of the derivative asset relating to shipments made, on which pricing was not yet settled, should have been estimated and recognized in earnings. At the time such shipments were made during the first quarter, we recorded revenue using 2007 international benchmark pricing and should have recorded a derivative asset for the expected increase in the 2008 international benchmark in addition to the amount we recorded in revenue. Although the amount of this adjustment is quantitatively significant to the first quarter of 2008, the additional revenue is fully recorded in our second quarter interim financials and is, therefore, correctly reflected in 2008 year to date earnings by the end of the second quarter. Additionally, we disclosed the nature and potential amount of the adjustment in our first quarter MD&A. Accordingly, we do not believe that this adjustment materially misstates or warrants restatement of our first quarter 2008 unaudited condensed consolidated financial statements.

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

Revenue also includes reimbursement for freight charges. The following table is a summary of reimbursement in our North American Iron Ore operations for the three and six months ended June 30, 2008 and 2007:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reimbursements for:
Freight	$24.6	$21.1	$41.6	$33.3
Venture partners’ cost	53.7	51.9	106.2	99.0

Total reimbursements	$78.3	$73.0	$147.8	$132.3

North American Coal

We recognize revenue when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales for the three and six months ended June 30, 2008 included reimbursement for freight charges of $8.7 million and $21.7 million, respectively.

Asia-Pacific Iron Ore

Sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel.

Deferred Revenue

In 2008, the terms of one of our North American Iron Ore pellet supply agreements require a prepayment by the customer for one estimated weekly shipment of pellets in addition to the amount of the bi-weekly invoice for shipments previously made. In 2007, the terms of the agreement required semi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. In both years, revenue related to this supply agreement has been recognized when title transfers upon shipment of the pellets. Installment amounts received in excess of sales totaled $9.0 million and $14.6 million, which were recorded as Deferred revenue on the Statements of Condensed Consolidated Financial Position at June 30, 2008 and December 31, 2007, respectively.

Two of our North American Iron Ore customers purchased and paid for approximately 1.5 million tons of iron ore pellets in stockpiles in the fourth quarter of 2007. The customers requested the Company to not ship the iron ore pellets until the spring of 2008 under a fixed shipment schedule, when the Great Lakes waterways re-opened for shipping. Freight revenue related to these transactions of $13.8 million was deferred on the Statements of Condensed Consolidated Financial Position at December 31, 2007 and subsequently recognized in 2008 upon shipment. First and second quarter 2008 freight revenues included $5.3 million and $8.5 million, respectively, related to the shipment of 0.6 million and 0.9 million respective tons of pellets from the stockpiles.

Derivative Financial Instruments

Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options, designated as cash flow hedges, to hedge its foreign currency exposure for a portion of its sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce the volatility of earnings due to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At June 30, 2008, Portman had $559.2 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from July 2008 to May 2011, with a fair value adjustment of $44.4 million based on the June 30, 2008 spot rate. We had $32.1 million and $15.7 million of foreign currency hedge contracts recorded as Derivative assets on the June 30, 2008 and December 31, 2007 Statements of Condensed Consolidated Financial Position, respectively. We also had $12.3 million and $5.9 million of foreign currency hedge contracts recorded as non-current assets in Deposits and miscellaneous on the Statements of Condensed Consolidated Financial Position at June 30, 2008 and December 31, 2007, respectively. Changes in fair value for highly effective hedges are recorded as a component of Other comprehensive income. For the first six months of 2008 and 2007, ineffectiveness resulted in a loss of $8.6 million and a loss $2.3 million, respectively, which were recorded in Miscellaneous-net on the Statements of Unaudited Condensed Consolidated Operations.

Effective July 1, 2008, Portman de-designated these cash flow hedges and will prospectively mark to market future hedges through the Statements of Operations.

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $84.3 million and $20.0 million, in the second quarter of 2008 and 2007, respectively, and $110.3 million and $29.6 million for the six months ended June 30, 2008 and 2007, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $125.8 million and $53.8 million, respectively, on the June 30, 2008 and December 31, 2007 Statements of Condensed Consolidated Financial Position.

Certain supply agreements primarily with our Asia-Pacific customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. We recognized $160.6 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for both the three and six months ended June 30, 2008, related to the 2008 pricing provisions. See Note 1 – BASIS OF PRESENTATION regarding the portion of this revenue related to shipments made during the three months ended March 31, 2008. The derivative instrument was settled during the second quarter of 2008 upon settlement of annual international benchmark prices and is therefore not reflected on the June 30, 2008 Statement of Condensed Consolidated Financial Position.

Effective October 19, 2007, we entered into a $100 million fixed interest rate swap to convert a portion of our floating rate debt to fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. The objective of the hedge is to eliminate the variability of cash flows in interest payments for forecasted floating rate debt, attributable to changes in benchmark LIBOR interest rates. To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. The amount charged to Other comprehensive income for the six months ended June 30, 2008 was $0.8 million. Derivative liabilities, totaling $2.2 million and $1.4 million, were recorded as Other current liabilities on the Statements of Condensed Consolidated Financial Position as of June 30, 2008 and December 31, 2007, respectively. There was no ineffectiveness recorded for the interest rate swap in the first six months of 2008.

Inventories

The following table presents the detail of our Inventories on the Statements of Condensed Consolidated Financial Position at June 30, 2008 and December 31, 2007:

	(In Millions)
	June 30, 2008			December 31, 2007
	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$297.1	$9.3	$306.4	$114.3	$16.5	$130.8
North American Coal	15.4	0.9	16.3	8.3	0.8	9.1
Asia-Pacific Iron Ore	38.0	92.8	130.8	30.2	71.8	102.0
Other	10.6	2.7	13.3	-	-	-

Total	$361.1	$105.7	$466.8	$152.8	$89.1	$241.9

Our North American Iron Ore sales for the first half of the year are influenced by winter-related shipping constraints on the Great Lakes. While we continue to produce our products during the winter months, we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our inventory levels to rise during the first half of the year. Finished goods inventory then begins to decline as sales increase later in the year.

Income Taxes

Income taxes are based on income for financial reporting purposes calculated using our expected annual effective rate and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes. Any interest or penalties on income tax are recognized as a component of income tax expense.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results of operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See NOTE 10 – INCOME TAXES for further information.

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

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at June 30, 2008 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. In these instances, the valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument, and the related financial instrument is therefore classified within Level 2 of valuation the hierarchy. Level 2 securities include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield, and maturity date.

Marketable Securities

Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at June 30, 2008 include available for sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

Derivative Financial Instruments

Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Such derivative financial instruments include substantially all of our foreign currency exchange contracts and interest rate swap agreements. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, are classified within Level 3 of the valuation hierarchy.

Non-Financial Assets and Liabilities

We have deferred the adoption of SFAS 157 until January 1, 2009 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include goodwill, asset retirement obligations, guarantees and certain other items. See NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. They included the reclassification of certain amounts included in Miscellaneous – net to Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from auditing standards, where it has previously resided. We are evaluating the impact SFAS 162 will have on our consolidated financial statements upon adoption, but do not expect this Statement to result in a material change in current practice.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are currently evaluating the impact adoption of this FSP will have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement amends and expands the disclosure requirements of Statement 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. The Statement is effective for fiscal years and interim periods beginning after

November 15, 2008. Early application is encouraged. We are currently evaluating the impact adoption of this Statement will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. See NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”) became effective on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, adoption of this Statement did not have a material impact on our consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

During the second quarter of 2008, Portman acquired 22 million shares of Golden West, a Western Australia iron ore exploration company, which represents approximately 19.9 percent of its outstanding shares. Acquisition of the shares represents an investment of approximately $27 million. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 119 million metric tons of ore. The purchase provides Portman a strategic interest in Golden West and Wiluna West. We do not exercise significant influence, and at June 30, 2008, the investment is classified as an available-for-sale security.

Our marketable securities are classified as either held-to-maturity or available-for-sale. We account for marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. We review impairments in accordance with EITF 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of the impairment as temporary or other-than-temporary. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss. At June 30, 2008 and December 31, 2007, we had $102.8 million and $74.6 million, respectively, of marketable securities as follows:

	(In Millions)
	June 30, 2008	December 31, 2007
Held to maturity - current	$0.4	$18.9
Held to maturity - non-current	26.4	25.8

	26.8	44.7

Available for sale - non-current	76.0	29.9

Total	$102.8	$74.6

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$3.3	$-	$(0.6)	$2.7
Floating rate notes	23.5	-	(0.9)	22.6

Total	$26.8	$-	$(1.5)	$25.3

	December 31, 2007 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$23.1	$-	$(1.4)	$21.7
Floating rate notes	21.6	-	(0.1)	21.5

Total	$44.7	$-	$(1.5)	$43.2

Investment securities held-to-maturity at June 30, 2008 and December 31, 2007 have contractual maturities as follows:

	(In Millions)
	June 30, 2008	December 31, 2007
Asset backed securities:
Within 1 year	$0.4	$18.9
1 to 5 years	2.9	4.2

	$3.3	$23.1

Floating rate notes:
Within 1 year	$-	$-
1 to 5 years	23.5	21.6

	$23.5	$21.6

Marketable securities classified as available for sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of investment securities available-for-sale at June 30, 2008 and December 31, 2007 are summarized as follows:

	(In Millions)
	June 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities (without contractual maturity)	$41.2	$34.8	$-	$76.0

	(In Millions)
	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities (without contractual maturity)	$14.2	$15.7	$-	$29.9

We intend to hold our shares of available-for-sale equity securities indefinitely.

NOTE 4 – ACQUISITIONS & OTHER INVESTMENTS

In accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”) we allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.

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

The Statements of Unaudited Condensed Consolidated Financial Position of the Company as of June 30, 2008 reflect the acquisition of PinnOak, effective July 31, 2007, under the purchase method of accounting. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The allocation resulted in an excess of fair value of acquired net assets over cost. As the acquisition involved a contingent earn-out, a liability has been recorded totaling $178.5 million, representing the lesser of the maximum amount of contingent consideration or the excess prior to the pro rata allocation of purchase price. We finalized the purchase price allocation in the second quarter of 2008. A comparison of the finalized purchase price allocation to the initial allocation is as follows:

	(In Millions)
	Finalized Allocation	Initial Allocation	Change
ASSETS
Current assets	$80.8	$77.2	$3.6
Property, plant and equipment	156.7	133.0	23.7
Mineral rights	676.5	619.9	56.6
Asset held for sale	14.0	-	14.0
Other assets	3.7	3.6	0.1

Total assets	$931.7	$833.7	$98.0

LIABILITIES
Current liabilities	$62.5	$61.3	$1.2
Long-term liabilities	268.0	171.2	96.8

Total liabilities	330.5	232.5	98.0

Purchase price	$601.2	$601.2	$-

The adjustment since our initial allocation reduced coal inventory by $1.1 million to reflect inventory survey adjustments, increased supplies inventory by $4.8 million to reflect the capitalization of supplies inventory, increased property, plant and equipment by $23.7 million and increased mineral rights by $56.6 million to reflect market-based valuation adjustments. The asset held for sale represents the estimated fair value less cost to sell of the assets of a pond fines recovery operation. The sale was completed on February 15, 2008. The increase in current liabilities reflects additional accruals for non-income taxes. The increase in long-term liabilities represents adjustments to the contingent earn-out, $78.5 million, and an increase in deferred tax liabilities resulting from further assessment of the purchase price for tax purposes, $18.0 million.

Portman Share Repurchase

On May 21, 2008, Portman authorized a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. On this date, we owned 80.4 percent of the approximately 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. Under the share tender program, eligible shareholders could offer to sell some or all of their shareholdings at a fixed-price discount of 14 percent to the volume-weighted average price of Portman shares traded on ASX during the five trading days after the date of announcement. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of A$14.66 per share. The total consideration paid under the buyback was A$143.3 million. As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent.

The transaction constituted a step acquisition of a noncontrolling interest. In accordance with SFAS 141 we have accounted for the acquisition of the minority interests in Portman by the purchase method. As of the date of a step acquisition of the minority interest, the then historical cost basis of the minority interest balance was reduced to the extent of the percentage interest sold, or $49.0 million, and a corresponding deferred tax liability with a preliminary fair value assignment of $38.0 million was recorded to reflect the tax effect of the acquisition. The remaining purchase price over the net assets acquired was preliminarily assigned to Property, Plant and Equipment resulting in an increase of $126.8 million on the Statement of Condensed Consolidated Financial Position at June 30, 2008. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, inventory, mineral rights, and property, plant and equipment. Accordingly, allocation of the purchase price is subject to modification in the future.

NOTE 5 – DEBT AND CREDIT FACILITIES

On June 25, 2008, we entered into a $325 million private placement consisting of $270 million of 6.31 percent Five-Year Senior Notes due June 15, 2013, and $55 million of 6.59 percent Seven-Year Senior Notes due June 15, 2015. Interest will be paid on the notes for both tranches on June 15 and December 15 until their respective maturities. The notes are unsecured obligations with interest and principal amounts guaranteed by certain of our domestic subsidiaries. The notes and guarantees are not required to be registered under the Securities Act of 1933, as amended, and have been placed with qualified institutional investors. We used the proceeds to repay senior unsecured indebtedness and for general corporate purposes.

The terms of the note purchase agreement contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of June 30, 2008, we were in compliance with the covenants in the note purchase agreement.

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

The credit facility has two financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of June 30, 2008, we were in compliance with the covenants in the credit agreement.

As of June 30, 2008, $160 million was drawn in revolving loans and the principal amount of letter of credit obligations totaled $19.4 million under the credit facility. We had $200 million drawn in term loans; $420.6 million of borrowing capacity was available under the $800 million credit facility. The weighted average interest rate for outstanding revolving and term loans under the credit facility was 3.33 percent as of June 30, 2008. After the effect of interest rate hedging, the weighted average annual borrowing rate was 3.85 percent.

Effective June 23, 2008, Portman added a A$120 million cash facility to its existing facility agreement, under which Portman continues to maintain a A$40 million multi-option facility. The facilities have floating interest rates of 20 basis points and 75 basis points, respectively, over the 90-day bank bill swap rate in Australia. At June 30, 2008, the outstanding bank commitments totaled A$12.5 million, reducing borrowing capacity to A$27.5 million on the A$40 million facility. No funds have been utilized on the A$120 million facility. The A$120 million facility is available until September 30, 2008. Both facilities operate under the same financial covenants of Portman: (1) debt to earnings ratio and (2) interest coverage ratio. As of June 30, 2008, Portman was in compliance with the covenants of the credit facilities.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operations. The borrowings, totaling $5.5 million and $6.2 million at June 30, 2008 and December 31, 2007, respectively, accrue interest annually at five percent. The borrowings require a principal payment of approximately $0.8 million plus accrued interest to be made January 31, 2009, with the balance due in full on January 31, 2010.

At June 30, 2008, Amapá had long-term project debt outstanding of approximately $338 million for which we have provided a several guarantee on our 30 percent share. Amapá has engaged in ongoing discussions with its lenders regarding loan amendments to address several loan covenant violations related to project delays, higher construction expenditures, debt-to-equity ratios and deliveries under its long-term supply agreement with an operator of an iron ore pelletizing plant in the Kingdom of Bahrain. In addition, at June 30, 2008, Amapá had total short-term loans outstanding of $188.9 million. We subsequently provided a several guarantee in July 2008 on our 30 percent share of the total debt outstanding, or $159.1 million.

NOTE 6 – SEGMENT REPORTING

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

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2008 and 2007:

	(In Millions)				(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Revenues from product sales and services:
North American Iron Ore	$643.4	64%	$432.8	79%	$922.2	61%	$658.0	75%
North American Coal	61.5	6%	-		155.4	10%	-
Asia-Pacific Iron Ore	268.2	27%	114.8	21%	385.7	26%	215.1	25%
Other	35.5	3%	-		39.8	3%	-

Total revenues from product sales and services for reportable segments	$1,008.6	100%	$547.6	100%	$1,503.1	100%	$873.1	100%

Sales margin:
North American Iron Ore	$272.6		$104.4		$337.2		$141.7
North American Coal	(23.0)		-		(25.5)		-
Asia-Pacific Iron Ore	160.9		25.2		182.3		49.7
Other	15.8		-		14.8		-

Sales margin	426.3		129.6		508.8		191.4
Other operating income	(16.9)		(13.7)		(56.6)		(30.6)
Other income (expense)	(3.2)		1.3		(4.8)		6.9

Income from continuing operations before income taxes, minority interest and equity loss from ventures	$406.2		$117.2		$447.4		$167.7

Depreciation, depletion and amortization:
North American Iron Ore	$11.2		$10.2		$20.9		$19.8
North American Coal	14.2		-		27.6		-
Asia-Pacific Iron Ore	13.1		11.5		27.0		22.6
Other	1.5		-		2.6		-

Total depreciation, depletion and amortization	$40.0		$21.7		$78.1		$42.4

Capital additions (1):
North American Iron Ore	$12.4		$11.6		$19.5		$41.2
North American Coal	8.0		-		19.9		-
Asia-Pacific Iron Ore	6.6		1.9		35.2		3.0
Other	7.2		-		11.3		-

Total capital additions	$34.2		$13.5		$85.9		$44.2

(1) Includes capital lease additions.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2008	December 31, 2007
Segment assets:
North American Iron Ore	$1,521.3	$968.9
North American Coal	822.8	773.2
Asia-Pacific Iron Ore	1,270.1	1,083.8
Other	432.7	249.9

Total assets	$4,046.9	$3,075.8

NOTE 7 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$270.2	$86.9	$287.2	$119.4
Other comprehensive income:
Unrealized net gain on marketable securities - net of tax	12.3	4.1	11.7	3.3
Foreign currency translation	37.1	27.7	81.0	40.4
Amortization of net periodic benefit - net of tax	(23.9)	4.1	(20.8)	6.9
Unrealized gain (loss) on interest rate swap - net of tax	0.9	-	(0.5)	-
Unrealized gain on derivative financial instruments	14.2	4.7	19.7	7.4

Total other comprehensive income	40.6	40.6	91.1	58.0

Total comprehensive income	$310.8	$127.5	$378.3	$177.4

NOTE 8 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2008 and 2007:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$3.3	$2.6	$6.3	$5.3
Interest cost	10.4	9.9	20.5	19.9
Expected return on plan assets	(12.2)	(11.7)	(24.6)	(23.5)
Amortization:
Prior service costs	1.0	1.0	1.9	1.9
Net actuarial losses	2.9	3.4	5.1	6.8

Net periodic benefit cost	$5.4	$5.2	$9.2	$10.4

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$0.8	$0.5	$1.5	$0.9
Interest cost	4.0	3.8	7.7	7.6
Expected return on plan assets	(2.7)	(2.6)	(5.4)	(5.1)
Amortization:
Prior service credits	(1.6)	(1.4)	(3.0)	(2.8)
Net actuarial losses	1.5	2.1	2.9	4.2
Transition asset	(0.8)	-	(1.5)	-

Net periodic benefit cost	$1.2	$2.4	$2.2	$4.8

NOTE 9 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $131.8 million and $130.8 million at June 30, 2008 and December 31, 2007, respectively. Payments in the first six months of 2008 were $3.8 million compared with $9.2 million for the full year in 2007. The following is a summary of the obligations:

	(In Millions)
	June 30, 2008	December 31, 2007
Environmental	$13.6	$12.3
Mine closure:
LTVSMC	21.1	22.5
Operating mines:
North American Iron Ore	62.2	61.8
North American Coal	21.0	20.4
Asia-Pacific Iron Ore	10.5	9.5
Other	3.4	4.3

Total mine closure	118.2	118.5

Total environmental and mine closure obligations	131.8	130.8
Less current portion	6.8	7.6

Long term environmental and mine closure obligations	$125.0	$123.2

Environmental

The Rio Tinto Mine Site

The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. We have increased our reserve most recently in the second quarter of 2008 by $3.0 million to reflect revised cleanup estimates and cost allocation associated with our anticipated share of the eventual remediation costs based on a consideration of the various remedial measures and related cost estimates, which are currently under review. The expense was included in Selling, general and administrative in the Statements of Consolidated Operations.

Mine Closure

The mine closure obligations are for our four consolidated North American operating iron ore mines, our three consolidated North American operating coal mines, our Asia-Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million. Obligations have declined to $21.1 million at June 30, 2008.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related fixed asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability for the six months ended June 30, 2008 and the year ended December 31, 2007:

	(In Millions)
	June 30, 2008	December 31, 2007 (1)
Asset retirement obligation at beginning of period	$96.0	$62.7
Accretion expense	4.1	6.6
PinnOak acquisition	-	19.9
Sonoma investment	-	4.3
Reclassification adjustment	(0.9)	1.1
Exchange rate changes	0.5	0.9
Revision in estimated cash flows	(2.6)	0.5

Asset retirement obligation at end of period	$97.1	$96.0

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2007.

NOTE 10 – INCOME TAXES

Our total tax provision from continuing operations for the first six months of 2008 of $121.6 million is comprised of $71.4 million related to U.S. operations and $50.2 million related to foreign operations. Our 2008 expected effective tax rate related to continuing operations is approximately 26 percent. The effective rate reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

At June 30, 2008 our valuation allowance maintained against certain gross deferred tax assets increased by $4.1 million to fully offset an increase in future tax benefits for first quarter losses of certain foreign operations for which future utilization is currently uncertain.

At June 30, 2008, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

The following table details the changes in unrecognized tax benefits from January 1, 2008 to June 30, 2008.

(In Millions)
Unrecognized tax benefits balance as of January 1, 2008	$15.2
Increases for tax positions in prior years	3.3
Increases for tax positions in current year	17.5
Settlements	(4.4)

Unrecognized tax benefits balance as of June 30, 2008	$31.6

At June 30, 2008 and January 1, 2008, we had $20.9 million and $15.2 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that an additional decrease of $14.8 million in unrecognized tax benefit obligations will occur within the next 12 months due to expected settlements with the taxing authorities. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2008, we accrued an additional $4.7 million of interest relating to the unrecognized tax benefits, $1.0 million of which was due to the settlement reached with a foreign taxing authority.

Tax years that remain subject to examination are years 2003 forward for the United States, 1993 forward for Canada and 1994 forward for Australia.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following represents financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157 at June 30, 2008:

	(In Millions)
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$170.2	$28.6	$-	$198.8
Derivative assets	-	-	125.8	125.8
Marketable securities	76.0	-	-	76.0
Foreign exchange contracts	-	44.4	-	44.4

Total	$246.2	$73.0	$125.8	$445.0

Liabilities:
Interest rate swap	$-	$2.2	$-	$2.2

Total	$-	$2.2	$-	$2.2

Financial assets classified in Level 1 at June 30, 2008 include money market funds and available for sale securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates and creditworthiness, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield and maturity date. Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are also classified within Level 2 of the valuation hierarchy. At

June 30, 2008, such derivative financial instruments include substantially all of our foreign currency exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and forward currency contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and creditworthiness.

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

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis in accordance with SFAS 157 at June 30, 2008.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first half of 2008:

	(In Millions)
	Derivatives Assets
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning balance	$63.9	$53.8
Total gains (losses)
Included in earnings	244.9	270.9
Included in other comprehensive income	-	-
Settlements	(183.0)	(198.9)
Transfers in and/or out of Level 3	-	-

Ending balance - June 30, 2008	$125.8	$125.8

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets still held at June 30, 2008	$84.3	$110.3

Gains and losses included in earnings are reported in Product revenue on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2008.

With respect to changes in Level 3 financial instruments during the first half of 2008, we had freestanding derivatives related to certain supply agreements primarily with our Asia-Pacific customers that provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the annual international benchmark price. We recognized $160.6 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for both the three and six months ended June 30, 2008, related to the 2008 pricing provisions. The derivative instrument was settled during the second quarter of 2008 upon settlement of annual international benchmark prices and is therefore not reflected on the June 30, 2008 Statement of Condensed Consolidated Financial Position.

NOTE 12 – STOCK PLANS

2008 Performance Shares

On March 10, 2008, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan for the performance period 2008-2010. The grant for executive officers consisted of 75 percent of the total value of the grant in performance shares and 25 percent in restricted share units. The grant included a total of 159,480 performance shares and 56,520 restricted share units. The grant of performance shares assumes 100 percent attainment of performance goals as determined by the Committee. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee in its discretion. The performance shares granted under the ICE Plan vest over a period of three years and measure performance for the period 2008-2010 on the basis of two factors, relative total shareholder return and three-year cumulative free cash flow, and are paid out in common shares. Upon the occurrence of a change in control, all performance shares and restricted share units granted to a participant will vest and become nonforfeitable and will be paid out in stock.

2006 and 2007 Performance Share Modifications

On May 12, 2008, the Committee of the Board of Directors approved two changes to the calculations used to determine the final payouts under the performance shares granted in 2006 (for the 2006-2008 performance period) and 2007 (for the 2007-2009 performance period) under our 1992 ICE Plan (as Amended and Restated as of May 13, 1997) and our 2007 ICE Plan, respectively.

The first change approved by the Committee relates to the calculation of total shareholder return (“TSR”) relative to the companies in our peer group. Under the plan modification, if any of the companies in the peer group are removed because the company has ceased to be publicly traded or has experienced a major restructuring by reason of a Chapter 11 filing or a spin-off of more than 50 percent of any such company’s assets, the calculation will be based upon the greater of (1) TSR based only on the remaining companies in the original peer group or (2) TSR based on the remaining companies in the original peer group plus the addition of the Standard & Poors Metals and Minerals Exchange Traded Fund.

The second change approved by the Committee is in relation to the 2006 performance share plan year and relates to the method of evaluating performance during the applicable period. The Committee had previously adopted a new methodology under the 2007 ICE Plan for the calculation of TSR based on the Cumulative Method (where the calculation of TSR is based on the cumulative TSR between the start and the end of the performance period). Prior to this change, TSR was based on the Quarterly Method (where the calculation of TSR is based on a cumulative quarter-by-quarter basis), which effectively weighted the early quarters in the period more heavily than later quarters. Executive officers were given a choice as to which of these methods would apply to their grants of Performance Shares made in 2005 (for the 2005-2007 performance period) and 2006 (for the 2006-2008 performance period). On May 12, 2008, the Committee determined that payouts with respect to the 2006-2008 performance period would be based on the Cumulative Method unless the payout would be greater under the Quarterly Method, in which case the Quarterly Method would be used for those payouts. As a result of these modifications, we recorded additional stock-based compensation expense of $2.4 million in Selling, general and administrative expenses on the Statement of Unaudited Condensed Consolidated Operations for the six months ended June 30, 2008.

Determination of Fair Value

The fair value of each option grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. Consistent with the guidelines of SFAS 123(R), a correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The expected term of the grant represents the time from the grant date to the end of the service period. We estimated the volatility of our common stock and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the valuation date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.

The following assumptions were utilized to estimate the fair value for the 2008 plan year and the 2006 and 2007 plan year modifications:

Plan Year	Grant/ Modification Date	Grant/Modification Date Market Price (1)	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value (Percent of Grant/ Modification Date Market Price)
2008	March 10, 2008	52.59	2.81	43.8%	1.93%	0.62%	58.23%
2007	May 12, 2008	90.28	1.64	45.8%	2.22%	0.39%	143.70%
2006	May 12, 2008	90.28	0.64	53.8%	1.86%	0.39%	143.95%

(1)	Adjusted to reflect 2:1 stock split that occurred on May 15, 2008.

The table below illustrates the change in the fair value as a result of the 2006 and 2007 plan year modifications:

Plan Year	Pre-modification Calculation Method (1)	Pre-modification Fair Value	Change in Fair Value	Revised Fair Value
2006	Cumulative	$122.55	$7.18	$129.73
2006	Quarterly	30.45	99.28	129.73
2007	Cumulative	128.71	1.25	129.96

(1) As a result of the choice given to executive officers between the Cumulative and Quarterly methods under the 2006 Plan, the pre-modification fair value for this plan is presented separately for each election. This was not an option under the 2007 plan, and therefore, a single pre-modification fair value is presented.

NOTE 13 – CAPITAL STOCK

Common Stock

On March 11, 2008, a two-for-one stock split of our common shares was declared. As a result, each shareholder of record on May 1, 2008 received one additional share of our common stock for every share held. The new shares were distributed on May 15, 2008. Pursuant to the effectuation of the stock split, the par value of our common stock was adjusted from $0.25 per share to $0.125 per share, and the number of authorized common shares was increased accordingly from 112 million to 224 million shares. As a result of the stock split, the preferred stock conversion rate was also adjusted from 66.1881 to 133.0646. The new conversion rate equates to a conversion price of $7.52 per common share.

On May 13, 2008, a cash dividend of $0.0875 per common share was declared. This dividend rate is the same as the cash dividend declared on our common stock in the first quarter of 2008, and represents an increase of 40 percent from the rate declared in the comparable quarter of 2007. The cash dividend was paid on June 2, 2008 to each shareholder of record. The cash dividend was adjusted pursuant to the previously announced two-for-one common stock split.

Preferred Stock

On January 17, 2008, 24,010 preferred shares were converted to 1,589,176 shares of common stock at a conversion rate of 66.1881. In the second quarter of 2008, an additional 91,150 preferred shares were converted to 12,128,838 shares of common stock at a conversion rate of 133.0646, reducing our preferred stock outstanding to 19,555 shares. The following is a summary of the activity of preferred stock for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007
Number of preferred shares at beginning of the period	134,715	172,300
Number of preferred shares converted	115,160	37,585

Number of preferred shares at end of the period	19,555	134,715

Redemption value at end of the period (in millions)	$310.1	$898.8

Number of common shares issued from Treasury upon conversion	13,718,012	4,975,296

On May 13, 2008, a scheduled dividend payment was authorized on our 3.25 percent redeemable cumulative convertible perpetual preferred stock, and a cash payment of $8.125 per share was paid on July 15, 2008, to preferred stock shareholders of record on July 1, 2008.

NOTE 14 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$270.2	$86.9	$287.2	$119.4
Preferred stock dividends	0.4	1.4	1.3	2.8

Income applicable to common shares	$269.8	$85.5	$285.9	$116.6

Weighted average number of shares:
Basic	98.1	81.6	94.0	81.4
Employee stock plans	0.5	0.4	0.4	0.5
Convertible preferred stock	6.6	22.6	10.7	22.6

Diluted	105.2	104.6	105.1	104.5

Earnings per common share - Basic	$2.75	$1.05	$3.04	$1.43

Earnings per common share - Diluted	$2.57	$0.83	$2.73	$1.14

NOTE 15 – CONTINGENCIES

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

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously. On May 14, 2008 U. S. Steel filed a Notice of Motion to dismiss the action. We filed an identical Notice of Motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008, and we expect a ruling from the court during the third quarter of 2008.

We are periodically involved in litigation incidental to our operations. We believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements.

NOTE 16 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2008 are as follows:

	(In Millions)
	Total
	Capital Leases	Operating Leases
2008 (July 1 - December 31)	$7.6	$10.7
2009	13.6	20.3
2010	13.1	18.1
2011	12.9	13.2
2012	12.4	9.2
2013 and thereafter	52.3	25.6

Total minimum lease payments	111.9	$97.1

Amounts representing interest	29.3

Present value of net minimum lease payments	$82.6

Total minimum capital lease payments of $111.9 million include $1.8 million and $110.1 million, for our North American Iron Ore segment and Asia-Pacific Iron Ore segment, respectively. Total minimum operating lease payments of $97.1 million include $79.8 million for our North American Iron Ore segment, $16.3 million for our Asia-Pacific Iron Ore segment and $1.0 million for our North American Coal segment.

NOTE 17 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2008 and 2007 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2008	2007
Capital additions	$85.9	$44.2
Cash paid for capital expenditures	59.1	46.2

Difference	26.8	(2.0)

Non-cash accruals	$3.8	$(2.0)
Capital leases	23.0	-

Total	$26.8	$(2.0)

NOTE 18 – SUBSEQUENT EVENTS

Capital Improvement and Capacity Expansion Projects

On July 12, 2008 we announced a capital expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. The project, which requires approximately $290.4 million of incremental capital investment, is expected to allow the Empire mine to produce at three million tons annually through 2017 and increase Tilden mine production by more than two million tons annually. This incremental production is expected to result in total equity production of over 23 million tons annually for our North American Iron Ore segment. Empire was previously projected to exhaust reserves in early 2011. As part of the capacity expansion, we will also mine additional ore from our Tilden mine, located adjacent to Empire, and process it utilizing additional processing capacity at Empire. Utilization of this capacity will enable Tilden to increase production to more than 10 million tons annually, of which 8.5 million tons represents our share. The work is expected to begin in the last quarter of 2008, with capital expenditures of $69.0 million, $161.5 million and $59.9 million projected in 2008, 2009 and 2010, respectively.

In July 2008, we also incurred an additional capital commitment for the purchase of a new longwall plow system at our Pinnacle mine in West Virginia. The equipment, which requires a capital investment of approximately $90 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. Capital expenditures related to this purchase will be made in 2008 and 2009, with the equipment expected to be delivered in 2009.

Purchase of Remaining Interest in United Taconite

On July 11, 2008 we signed and closed on the acquisition of the remaining 30 percent interest in United Taconite, with an effective date of July 1, 2008. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Consideration paid for the acquisition is a combination of $100 million in cash, approximately 1.5 million of our common shares, and 1.2 million tons of iron ore pellets to be provided throughout 2008 and 2009. The consolidation of the United Taconite minority interest, together with our Northshore property, represents two wholly-owned iron ore assets in North America.

Announced Merger with Alpha Natural Resources, Inc.

On July 16, 2008, we announced the approval of a definitive merger agreement with Alpha Natural Resources, Inc. under which we will acquire all outstanding shares of Alpha in a cash and stock transaction valued at approximately $10 billion. Under the terms of the agreement, for each share of Alpha common stock, Alpha stockholders would receive 0.95 of our common shares and $22.23 in cash. The aggregate consideration comprises $1.7 billion in cash and approximately 71 million new common shares. JPMorgan Chase Bank, N.A. is providing an underwriting commitment for up to $1.9 billion which will be used to finance the transaction.

The combined company, which will be renamed Cliffs Natural Resources, will become one of the largest U.S. mining companies and be positioned as a leading diversified mining and natural resources company. Cliffs Natural Resources’ mine portfolio will include nine iron ore facilities and more than 60 coal mines located across North America, South America and Australia. The combined company’s significant position in both iron ore and metallurgical coal will make it a major supplier to the global steel industry, as well as provide a platform for further diversification both geographically and in terms of the mineral and resource products it sells. Upon completion of the transaction, we anticipate the combined company to have annual sales volume in excess of 30 million tons of iron ore and nearly 18 million tons of metallurgical coal. In addition to leading positions in iron ore and metallurgical coal, the company will also ship approximately 17 million tons of thermal coal, which is used primarily for electricity generation by utility companies.

The transaction is subject to shareholder approval as well as the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close by the end of 2008.

The merger agreement contains certain termination rights for both parties. Specifically, if we terminate the agreement because Alpha’s Board of Directors withdraws its recommendation of the deal, or Alpha terminates to accept an alternative transaction, or if the merger agreement is terminated and Alpha enters into or consummates another transaction within one year of such termination, then Alpha will have to pay us a $350 million termination fee. Similarly, if Alpha terminates the agreement because our Board of Directors withdraws its recommendation of the deal, or if the agreement is terminated and we enter into or consummate another transaction within one year of such termination, then we will have to pay Alpha a $350 million termination fee. In addition, if Alpha’s stockholders do not approve the transaction, Alpha will have to pay us a $100 million termination fee, and if our shareholders do not approve the transaction, we will have to pay Alpha a $100 million termination fee.

Preferred Stock Conversion

On July 16, 2008, 19,350 preferred shares were converted to 2,574,800 shares of common stock at a conversion rate of 133.0646, reducing our preferred stock outstanding to 205 shares with a redemption value of $2.8 million on that date. Total common shares are being issued out of treasury.

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

OVERVIEW

Cleveland-Cliffs Inc, headquartered in Cleveland, Ohio, is an international mining company, the largest producer of iron ore pellets in North America, and a major supplier of metallurgical coal to the global steelmaking industry. We operate six iron ore mines located in Michigan, Minnesota and Eastern Canada, and three coking coal mines in West Virginia and Alabama. We own 85.2 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. We also have a 30 percent interest in Amapá, a Brazilian iron ore project; and a 45 percent economic interest in Sonoma, an Australian coking and thermal coal project.

We organize our business according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore. The Asia-Pacific Coal and Latin American Iron Ore businesses are in the early stages of production.

Cliffs Asia-Pacific headquarters are located in Perth, Australia. Cliffs Latin America headquarters are located in Rio de Janeiro, Brazil. Cliffs International Mineração Brasil, Ltda and Cliffs Asia-Pacific Pty Limited provide technical and administrative support for Cliffs’ assets in Latin America and Australia, respectively, as well as new business development services in these regions. All North American business segments are headquartered in Cleveland, Ohio. Offices in Duluth, Minnesota, have shared services groups supporting the North American business segments. Our Cliffs Technology Center Office is located in Ishpeming, Michigan. See NOTE 6 – SEGMENT REPORTING for further information.

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

Golden West

During the second quarter of 2008, Portman acquired 22 million shares of Golden West, a Western Australia iron ore exploration company, which represents approximately 19.9 percent of its outstanding shares. Acquisition of the shares represents an investment of approximately $27 million. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 119 million metric tons of ore. The purchase provides Portman a strategic interest in Golden West and Wiluna West.

Sale of Cliffs Synfuel Corp.

On June 4, 2008, we completed the sale of our wholly owned subsidiary, Cliffs Synfuel Corp. (“Synfuel”). Under the agreement, Oil Shale Exploration Company-Skyline, LLC acquired 100 percent of Synfuel for $24 million. As additional consideration for the stock, a perpetual nonparticipating royalty interest was granted initially equal to $0.02 per barrel of shale oil and $0.01 per barrel of shale oil produced from lands covered by existing State of Utah oil shale leases, plus 25 percent of royalty payments from conventional oil and gas operations. We recorded a gain of $19 million upon completion of the transaction.

RESULTS OF OPERATIONS

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended June 30, 2008 and 2007:

	(In Millions)
	Three Months Ended June 30,		Change due to
			Sales price and rate	Sales volume	Freight and reimbursements	Total change
	2008	2007
Revenues from product sales and services	$643.4	$432.8	$202.8	$2.5	$5.3	$210.6
Cost of goods sold and operating expense	(370.8)	(328.4)	(35.1)	(2.0)	(5.3)	(42.4)

Sales margin	$272.6	$104.4	$167.7	$0.5	$-	$168.2

Sales tons	5.5	5.4

Following is a summary of North American Iron Ore results for the six months ended June 30, 2008 and 2007:

	(In Millions)
	Six Months Ended June 30,		Change due to
			Sales price and rate	Sales volume	Freight and reimbursements	Total change
	2008	2007
Revenues from product sales and services	$922.2	$658.0	$229.8	$18.9	$15.5	$264.2
Cost of goods sold and operating expense	(585.0)	(516.3)	(39.3)	(13.9)	(15.5)	(68.7)

Sales margin	$337.2	$141.7	$190.5	$5.0	$-	$195.5

Sales tons	8.2	7.9

The sales revenue increase for the second quarter and first half of 2008 was primarily due to higher sales prices combined with slight increases in sales volume. Sales price increases of approximately 56 percent in the quarter and 42 percent for the year to date primarily reflected the impact from higher steel prices, renegotiated and new long-term supply agreements with certain customers and other contractual price adjustment factors. Included in second quarter 2008 revenues was $84.3 million related to supplemental steel payments, compared with $20.0 million for the same period last year. For the first half of 2008, revenue included $110.3 million related to the supplemental payments compared with $29.6 million for the first six months of 2007. The higher sales volume for both the quarter and first half of 2008 is primarily due to increased demand.

In addition, based on settlement of 87 percent price increases in the iron ore pellet benchmarks referenced in certain of our North American Iron Ore sales contracts, approximately $5 million of additional product revenue, or $0.91 per ton, related to first quarter sales was recognized in the second quarter of 2008 upon settlement.

On May 30, 2008, we entered into a binding term sheet (the “Term Sheet”) with Algoma Steel Inc. (“Algoma”) amending the current Pellet Sale and Purchase Agreement with Algoma (the “Algoma Agreement”). As previously disclosed, Algoma, a Canadian steelmaker and subsidiary of Essar Steel Holdings Limited, had requested a price renegotiation for 2008 pricing under the terms of the Algoma Agreement. The Term Sheet establishes the price for 2008 and provides for the sale of additional tonnage to Algoma for 2008 and 2009. Pricing for 2009 and beyond will be determined in accordance with the original terms of the Algoma Agreement.

The cost of goods sold and operating expense increase in the second quarter and first half of 2008 was primarily due to higher costs of production and higher reimbursable freight and minority interest costs. Contributing to the increase in both the second quarter and first six months of 2008 were higher fuel and energy costs of $14.7 million and $19.1 million, respectively, compared to the same periods in 2007. Costs of goods sold and operating expense for the first half of 2008 were also higher due to major furnace repairs at Empire and United Taconite during the first quarter.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	Second Quarter		First Six Months		Full Year
	2008	2007	2008	2007	2008*	2007
Mine:
Empire	1.4	1.3	2.6	2.5	4.2	4.9
Tilden	2.2	2.3	3.8	3.7	8.4	7.2
Hibbing	2.0	2.1	4.0	3.3	8.1	7.4
Northshore	1.5	1.3	2.8	2.6	5.7	5.2
United Taconite	1.5	1.4	2.7	2.6	5.5	5.3
Wabush	1.1	1.1	2.1	2.2	4.6	4.6

Total	9.7	9.5	18.0	16.9	36.5	34.6

Cliffs’ share of total	6.3	6.0	11.5	10.8	24.0	21.8

* Estimate
(1) Tons are long tons of pellets of 2,240 pounds.

The increase in Hibbing’s production for the first six months of 2008 compared to the comparable prior year period was a result of the shutdown in late February 2007 due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The full year production loss in 2007 totaled approximately 0.8 million tons (Company share 0.2 million tons).

The increase in second quarter production at Northshore was due to reactivation of one of its furnaces at the end of March 2008. Accordingly, production at Northshore is expected to benefit from an incremental increase of approximately 0.6 million tons in 2008 and 0.8 million tons annually thereafter.

Production for 2008 at Empire and Tilden was previously expected to be 4.0 million tons and 7.9 million tons, respectively. However, based on the recently announced capital expansion project at the mines, we have increased our rate of production and expect to produce 4.2 million tons at Empire in 2008. As part of the capacity expansion, we will also mine additional ore from our Tilden mine, located adjacent to Empire, and process it utilizing additional processing capacity at Empire. As a result, we expect to produce 8.4 million tons at Tilden in 2008.

North American Coal

Following is a summary of North American Coal results for the three and six months ended June 30, 2008:

	(In Millions, except tonnage)
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues from product sales and services	$61.5	$155.4
Cost of goods sold and operating expense	(84.5)	(180.9)

Sales margin	$(23.0)	$(25.5)

Sales tons (in thousands)	576	1,574

Production

Following is a summary of coal production tonnage for 2008:

	(In Millions) (1)
	Second Quarter	First Six Months	Full Year*
Mine:
Pinnacle Complex	618	1,250	2,900
Oak Grove	115	492	1,100

Total	733	1,742	4,000

* Estimate
(1) Tons are short tons of 2,000 pounds.

We reported losses of $23.0 million and $25.5 million in sales margin for the three and six months ended June 30, 2008, respectively. On a sequential quarter basis, revenue decreased approximately 35 percent primarily as a result of lower sales volume. We sold 576 thousand tons during the second quarter of 2008 compared to 998 thousand tons in the first quarter of 2008. The decrease in sales volume was primarily attributable to a 27 percent decline in production as a result of development of the longwall panel at our Oak Grove mine. The extended development spanned throughout most of the second quarter. In addition, we declared force majeure on customer shipments from our Pinnacle mine in mid-March 2008. Production at the mine slowed during the second quarter as a result of encountering a fault area within the coal panel being mined at the time. The force majeure was lifted in mid-June 2008.

The costs per-ton increased approximately 58 percent from the first quarter of 2008. As a result of lower production in the second quarter, higher fixed costs were absorbed per ton produced.

Longwall development timing has been extended due to the difficulty in obtaining additional equipment and personnel. Accordingly, we reduced the total estimated metallurgical coal production for 2008 by approximately 300 thousand tons to 4.0 million tons.

Asia-Pacific Iron Ore

Following is a summary of Asia-Pacific Iron Ore results for the three months ended June 30, 2008 and 2007:

	(In Millions)
	Three Months Ended June 30,		Change due to
			Sales price and rate	Sales volume	Total change
	2008	2007
Revenues from product sales and services	$268.2	$114.8	$172.0	$(18.6)	$153.4
Cost of goods sold and operating expense	(107.3)	(89.6)	(32.1)	14.4	(17.7)

Sales margin	$160.9	$25.2	$139.9	$(4.2)	$135.7

Sales tons	1.8	2.1

Following is a summary of Asia-Pacific Iron Ore results for the six months ended June 30, 2008 and 2007:

	(In Millions)
	Six Months Ended June 30,		Change due to		Total change
			Sales price and rate	Sales volume
	2008	2007
Revenues from product sales and services	$385.7	$215.1	$180.0	$(9.4)	$170.6
Cost of goods sold and operating expense	(203.4)	(165.4)	(45.2)	7.2	(38.0)

Sales margin	$182.3	$49.7	$134.8	$(2.2)	$132.6

Sales tons	3.9	4.1

During the second quarter of 2008, the Australian benchmark prices for lump and fines settled at increases of 97 percent and 80 percent, respectively. As a result, second quarter sales from our Asia-Pacific Iron Ore segment were recorded based on 2008 settled price increases, which reflects an incremental increase of approximately $90.6 million when compared to second quarter revenue measured at 2007 prices. In addition, approximately $65.0 million of additional product revenue related to first quarter sales was recognized in the second quarter upon settlement of 2008 benchmark prices.

Cost of goods sold and operating expenses for the quarter and year to date increased primarily due to higher costs of production partially offset by lower volume. Costs were also negatively impacted in the second quarter and first half of 2008 by approximately $10.7 million and $25.2 million, respectively, related to foreign exchange rates, as the U.S. dollar continued to weaken relative to the Australian dollar. The increase in cost of goods sold and operating expenses was also a result of higher fuel, maintenance and contract labor expenditures arising from inflationary pressures. Fuel and energy costs for the quarter and year to date increased by approximately $3.5 million and $5.0 million, respectively, compared to the comparable periods in 2007.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	Second Quarter		First Six Months		Full Year
	2008	2007	2008	2007	2008*	2007
Mine:
Koolyanobbing	1.9	2.1	3.7	3.9	7.7	7.7
Cockatoo Island	0.2	0.1	0.3	0.3	0.3	0.7

Total	2.1	2.2	4.0	4.2	8.0	8.4

* Estimate
(1)	Tonnes are metric tons of 2,205 pounds. Cockatoo production reflects our 50 percent share.

Production for the second quarter and first half of 2008 was relatively consistent with the comparable prior year periods. Cockatoo Island production continued through the second quarter of 2008, with shipments expected to terminate with the closing of the mine in the third quarter of 2008.

Other operating income (expense)

Following is a summary of other operating income (expense) for 2008 and 2007:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance Favorable/ (Unfavorable)	2008	2007	Variance Favorable/ (Unfavorable)
Casualty recoveries	$10.0	$3.2	$6.8	$10.0	$3.2	$6.8
Royalties and management fee revenue	7.1	4.0	3.1	10.9	6.2	4.7
Selling, general and administrative expenses	(52.1)	(21.5)	(30.6)	(96.6)	(42.2)	(54.4)
Gain on sale of other assets	19.5	-	19.5	21.0	-	21.0
Miscellaneous - net	(1.4)	0.6	(2.0)	(1.9)	2.2	(4.1)

	$(16.9)	$(13.7)	$(3.2)	$(56.6)	$(30.6)	$(26.0)

The increase in selling, general and administrative expense of $30.6 million and $54.4 million in the second quarter and first half of 2008, respectively, compared with the same periods in 2007 is primarily a result of higher employment compensation and increased outside professional service fees associated with the expansion of our business of $13.3 million and $17.1 million for the quarter and year to date, respectively. In addition, selling, general and administrative expense increased in the quarter and first half of 2008 by $5.4 million and $11.3 million, respectively, as a result of additional corporate development activities in Latin America and Asia-Pacific. Increases of $3.4 million and $9.2 million for the quarter and year to date, respectively, relate to our North American Coal segment acquired in July 2007. Selling, general and administrative expense for the first six months of 2008 was also impacted by a charge in the first quarter of approximately $6.8 million in connection with a legal case as well as $2.1 million related to our interest in Sonoma acquired in 2007.

The gain on sale of other assets of $19.5 million and $21.0 million in the second quarter and first half of 2008, respectively, primarily relates to the sale of Synfuel, which was completed on June 4, 2008. We recorded a gain of $19 million in the second quarter of 2008 upon completion of the transaction.

The increase in casualty recoveries for both the three and six months ended June 30, 2008 compared to the comparable prior year periods is primarily attributable to a $9.2 million insurance recovery recognized in the current year related to a 2006 electrical explosion at our United Taconite facility.

Other income (expense)

Following is a summary of other income (expense) for 2008 and 2007:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance Favorable/ (Unfavorable)	2008	2007	Variance Favorable/ (Unfavorable)
Interest income	$6.3	$4.6	$1.7	$11.9	$9.9	$2.0
Interest expense	(9.8)	(2.1)	(7.7)	(17.0)	(3.1)	(13.9)
Other - net	0.3	(1.2)	1.5	0.3	0.1	0.2

	$(3.2)	$1.3	$(4.5)	$(4.8)	$6.9	$(11.7)

The increase in interest income for both the quarter and year to date is primarily attributable to additional cash and investments held by Portman during the period coupled with higher average returns. Higher interest expense in both the second quarter and first half of 2008 reflected borrowings under our credit facilities and interest accretion for the deferred payment. See NOTE 5 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our total tax provision from continuing operations for the six months ended June 30, 2008 and 2007 was $121.6 million and $39.3 million, respectively. The increase in our tax provision is attributable to higher pre-tax income and a higher effective tax rate. For the full year 2008, we expect an effective tax rate of approximately 26 percent, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 10– INCOME TAXES for further information.

Equity Loss in Ventures

The equity loss in ventures for the three and six months ended June 30, 2008 of $6.2 million and $13.1 million, respectively, represents the results from our investment in Amapá. The results for the second quarter and year to date primarily consist of pre-production and start-up losses of $8.4 million and $22.1 million, respectively, including operating losses from the railroad of $1.9 million and $3.9 million, respectively, partially offset by foreign currency hedge gains, $2.7 million and $8.6 million, respectively.

Renewafuel

During the second quarter of 2008, Renewafuel announced it will build a next-generation biomass fuel production facility at the Telkite Technology Park in Marquette, Michigan. Projected to begin operations in the first quarter of 2009, the plant will annually produce 150,000 tons of high-energy, low-emission biofuel cubes from a sustainable composite of collected wood and agricultural feedstocks, including wood byproducts, corn stalks, grasses and energy crops. Our 70 percent controlling interest in Renewafuel is a strategic investment that provides an opportunity to utilize a “green” solution for further reduction of emissions consistent with our objective to contain costs and enhance efficiencies in a socially responsible manner. In addition to the potential use of Renewafuel’s biofuel cubes in our production process, the cubes will be marketable to other organizations as a potential substitute for western coal and natural gas.

Renewafuel’s biofuel cubes generate about the same amount of energy as coal from the western United States; however, the green fuel emits 90 percent less sulfur dioxide, 35 percent less particulate matter and 30 percent less acid gases than coal. In addition, the cubes are made from feedstocks that are considered biogenic carbon — meaning they are already part of the natural carbon balance and will not add to atmospheric concentrations of carbon dioxide. At full production, Renewafuel will produce approximately 60,000 tons of biomass fuel cubes for the steam plant of Marquette Board of Light and Power, as well as replace a portion of coal used at our two nearby Michigan iron ore mines as process fuel for kilns used to harden iron ore pellets. The capital cost for the facility is estimated to be approximately $10 million.

LIQUIDITY, CASH FLOWS AND CAPITAL RESOURCES

Liquidity

Following is a summary of key liquidity measures at June 30, 2008 and December 31, 2007:

	(In Millions)
	June 30, 2008	December 31, 2007
Cash and cash equivalents	$320.4	$157.1

Credit facility	$800.0	$800.0
Senior notes	325.0	-
Portman facilities	153.8	-
Senior notes drawn	(325.0)	-
Term loans drawn	(200.0)	(200.0)
Revolving loans drawn	(160.0)	(240.0)
Letter of credit obligations	(31.4)	(16.2)

Borrowing capacity available	$562.4	$343.8

Uses of liquidity primarily include operational needs, general capital requirements, and capital expenditures related to the Empire and Tilden mine expansion project, upgrades on the rail line at Portman between the operations and the port, and longwall system down payments at our Pinnacle mine.

At June 30, 2008, Amapá had long-term project debt outstanding of approximately $338 million for which we have provided a several guarantee on our 30 percent share. Amapá has engaged in ongoing discussions with its lenders regarding loan amendments to address several loan covenant violations related to project delays, higher construction expenditures, debt-to-equity ratios and deliveries under its long-term supply agreement with an operator of an iron ore pelletizing plant in the Kingdom of Bahrain. In addition, at June 30, 2008, Amapá had total short-term loans outstanding of $188.9 million. We subsequently provided a several guarantee in July 2008 on our 30 percent share of the total debt outstanding, or $159.1 million.

See NOTE 5 – DEBT AND CREDIT FACILITIES for further information on our credit facilities.

Cash Flows

Following is a summary of cash flows for the six months ended June 30, 2008 and 2007:

	(In Millions)
	Six Months Ended June 30,
	2008	2007
Borrowings under senior notes	$325.0	$-
Net cash provided (used) by operating activities	82.9	(37.7)
Proceeds from sale of assets	38.6	1.8
Purchase of minority interest in Portman	(137.8)	-
Net borrowings (repayments) under revolving credit facility	(80.0)	125.0
Capital expenditures	(59.1)	(46.2)
Net purchase of marketable securities	(6.7)	(36.0)
Investment in ventures	(2.2)	(223.7)
Other	2.6	(5.6)

Increase (decrease) in cash and cash equivalents	$163.3	$(222.4)

A summary of cash flows due to changes in operating assets and liabilities is as follows:

	(In Millions)
	Six Months Ended June 30,
	2008	2007
Changes in product inventories	$(205.3)	$(159.0)
Changes in payables and accrued expenses	(108.4)	8.1
Changes in receivables and other assets	63.4	(48.1)

Cash used by changes in operating assets and liabilities	$(250.3)	$(199.0)

Our product inventory balances at June 30, 2008 and December 31, 2007 were as follows:

	(In Millions)
	June 30, 2008		December 31, 2007
	Amount	Tons*	Amount	Tons*
North American Iron Ore	$297.1	6.7	$114.3	3.4
North American Coal	15.4	0.3	8.3	0.1
Asia-Pacific Iron Ore	38.0	1.3	30.2	1.1
Other	10.6	0.2	-	-

Total	$361.1		$152.8

*North American Iron Ore tons are long tons of pellets of 2,240 pounds. North American Coal tons are short tons of 2,000 pounds. Asia-Pacific Iron Ore tons are metric tons of 2,205 pounds.

The increase in North American Iron Ore pellet inventory was primarily due to higher production volume as well as winter-related shipping constraints on the lower Great Lakes earlier in the year.

TILDEN MINE THREATENED PATTERN OF VIOLATIONS

On June 17, 2008 the MSHA notified Tilden that it had conducted an initial screening of Tilden’s compliance record. MSHA’s notice indicated that based upon the screening a potential pattern of violations exists at the mine. Tilden has requested a conference with MSHA and is preparing a written action plan indicating actions it intends to implement to reduce repeated significant and substantial violations at the operation. No date has been set for the conference at this time.

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

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously. On May 14, 2008 U. S. Steel filed a Notice of Motion to dismiss the action. We filed an identical Notice of Motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008, and we expect a ruling from the court during the third quarter of 2008.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $5.4 million and $9.2 million for the second quarter and first half of 2008, respectively, compared with $5.2 million and $10.4 million for the comparable periods in 2007. Defined benefit pension expense for the first six months of 2008 decreased from the comparable prior year period as a result of changes in the service lives of the workforce as well as favorable experience on investments and discount rates. See NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS for additional information.

OPEB expense totaled $1.2 million and $2.2 million for the second quarter and first half of 2008, respectively, compared with $2.4 million and $4.8 million for the comparable 2007 periods. The decrease in OPEB expense for both the quarter and year to date was due to changes in remaining service lives of employees and lower medical claims paid experience.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from auditing standards, where it has previously resided. We are evaluating the impact SFAS 162 will have on our consolidated financial statements upon adoption, but do not expect this Statement to result in a material change in current practice.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are currently evaluating the impact adoption of this FSP will have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement amends and expands the disclosure requirements of Statement 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the impact adoption of this Statement will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. See NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”) became effective on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, adoption of this Statement did not have a material impact on our consolidated financial statements.

MARKET RISKS

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the earnings volatility attributable to changes in Australian and United States currency fluctuations. The instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Changes in fair value for highly effective hedges are recorded as a component of other comprehensive income. Ineffective portions are charged to Miscellaneous – net on the Statements of Unaudited Condensed Consolidated Operations. At June 30, 2008, Portman had $559.2 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from July 2008 to May 2011, and fair value adjustments of $44.4 million, based on the June 30,

2008 spot rate. A 100 basis point increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $40.1 million and a 100 basis point decrease would reduce the fair value by approximately $49.1 million.

Our share of pellets produced at the Wabush operation in Canada represents approximately five percent of our North American iron ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $260 million in outstanding revolving and term loans at June 30, 2008 with a floating interest rate and no corresponding fixed rate swap, a 100 basis point change to the LIBOR rate would result in a change of $2.6 million to interest expense on an annual basis.

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

Approximately six percent of our U.S. pension trust assets and two percent of VEBA assets are exposed to sub prime risk, all of which are investment grade and fully collateralized by properties. These investments primarily include Mortgage-Backed Securities and the Home Equity subset of the Asset-Backed Securities sector with AAA and AA credit quality ratings.

The spreads of these structures have narrowed causing their market values to improve as the liquidity crisis in the U.S. has waned. In addition, the over-collateralization of the arrangements mitigates the potential for principal loss in these tranches, and the securities held have not been subject to rating downgrades to date. The U.S. pension and VEBA trusts have no allocations to mortgage-related collateralized debt obligations.

The rising cost of energy and supplies are important issues affecting our production costs. Recent trends indicate that electric power, natural gas and oil costs can be expected to increase over time, although the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American iron ore mining ventures consumed approximately 5.5 million MMBTU’s of natural gas and 8.9 million gallons of diesel fuel in the first six months of 2008. As of June 30, 2008, we purchased or have forward purchase contracts for 6.9 million MMBTU’s of natural gas, representing approximately 53 percent of our 2008 requirements, at an average price of $9.66 per MMBTU and 10.8 million gallons of diesel fuel, representing approximately 43 percent of our annual requirements, at $3.00 per gallon for our North American iron ore mining ventures.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. To counter the rising cost of fuel and shrink our carbon footprint, we have made investments in a renewable fuel company and a small natural gas field in Kansas. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At June 30, 2008, the notional amount of the outstanding forward contracts was $33.5 million, with an unrecognized fair value net gain of $20.0 million based on June 30, 2008 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $5.3 million.

OUTLOOK

North American Iron Ore

We updated our guidance for expected 2008 per-ton pricing and costs and currently expect to realize average per-ton prices of $90, up from our previous estimate of $85 and an increase of 36 percent from the average price per ton of $66 realized in 2007. This expectation is based on an annual average hot band steel price of $775 per ton at certain steelmaking facilities. Cost per ton is estimated to average $57 for the full year—up from our previous estimate of $56, and an increase of 19 percent compared with the $48 per-ton average reported for 2007. The higher cost per ton estimate is the result of increasing royalty payments, energy costs and maintenance activities associated with our recently announced expansion at the Empire and Tilden mines in Michigan.

In 2008, we expect to have equity production of approximately 24 million tons and sales volume of an estimated 25 million tons as we sell through inventory. The increases in our equity production and sales volume are a result of the Michigan operations expansion and the mid-year acquisition of the remaining 30 percent interest in United Taconite, combined with continued market strength.

North American Coal

North American Coal is expected to produce and sell approximately 4.0 million tons of metallurgical coal in 2008, a 300 thousand ton reduction from previous guidance. The decrease is a result of extended longwall development due to the timing of adding additional equipment and personnel. Average sales realization per ton is still expected to be approximately $94. Cost per ton for the year is expected to be $89, a three dollar increase from previous guidance, due to the reduced production outlook.

Asia-Pacific Iron Ore

Our Asia-Pacific Iron Ore segment is expected to achieve average revenue per tonne of approximately $102 in 2008. This is an 85 percent increase from the previous year’s per-tonne average of $55, and is primarily due to recent iron ore settlements in Australia of an 80 percent increase for fines and a 97 percent increase for lump ore.

We expect cost per tonne in Asia-Pacific Iron Ore to average $58 in 2008, up 35 percent from the $43 per-tonne average in 2007. The cost increase is primarily the result of higher expected royalty payments related to higher than expected year-over-year price increases, rising fuel costs and the impact of foreign exchange. Production and sales volumes are both expected to be 8.0 million tonnes.

Sonoma Coal Project Outlook

We have a 45 percent economic interest in the Sonoma project and expect total production of approximately 2.0 million tonnes for 2008. With recent reports of significant year-over-year increases in pricing for metallurgical coal, Sonoma is expected to benefit and generate average revenue of $142 per tonne in 2008, an increase from our previous guidance of $129 per tonne. Our outlook for Sonoma includes a mix of metallurgical and thermal coal.

Costs at Sonoma are projected at approximately $92 per tonne for 2008, up from our previous estimate of $83 per tonne. The higher cost is the result of expenses attributed to changes in mine operations related to increasing the production ratio of metallurgical versus thermal coal.

Amapá Iron Ore Project

The Amapá Project, a project between MMX and Cliffs, began production in late-December 2007. We own a 30 percent interest in the project. MMX, who has agreed to sell its stake in Amapá to Anglo American plc, has management control over the venture. MMX has indicated plans to complete construction of the concentrator and ramp up operations during 2008, with production and sales expected to total approximately three million tonnes for the full year. Based on start-up delays and production levels, we expect to incur equity losses in 2008. MMX expects Amapá to produce at the 6.5 million tonne design level in 2009.

Other Expectations

Total operating expenses are anticipated to be approximately $140 million in 2008, comprised of selling, general and administrative expenses offset by casualty recoveries, royalties and gain on sale of assets. We anticipate an effective tax rate of approximately 26 percent for the year. We also expect 2008 capital expenditures of approximately $250 million and depreciation and amortization of approximately $190 million. The increase from the previous estimate of $200 million of capital expenditures is related to the recently announced Empire and Tilden mine-expansion project, upgrades on the rail line at Portman between the operations and the port, and longwall system down payments at our Pinnacle mine.

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

Tilden Mine Threatened Pattern of Violations. On June 17, 2008 the MSHA notified Tilden that it had conducted an initial screening of Tilden’s compliance record. MSHA’s notice indicated that based upon the screening a potential pattern of violations exists at the mine. Tilden has requested a conference with MSHA and is preparing a written action plan indicating actions it intends to implement to reduce repeated significant and substantial violations at the operation. No date has been set for the conference at this time.

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

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously. On May 14, 2008 U. S. Steel filed a Notice of Motion to dismiss the action. We filed an identical Notice of Motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008, and we expect a ruling from the court during the third quarter of 2008.

American Steamship Litigation. On May 20, 2008, a jury returned a verdict in favor of Cliffs Sales Company with respect to overcharges for fuel Adjustments. The jury awarded Cliffs Sales damages totaling $3.7 million. It was determined that Oglebay Norton was responsible for $1.7 million of the damages to Cliffs Sales and American Steamship Company was responsible for the remaining $2.0 million. The jury stated that ASC could only charge an additional half cent fuel surcharge on shuttles to a blast furnace ore dock in Cleveland, Ohio when the ore was delivered to Cleveland Bulk Terminal by a non-ASC vessel. The jury found against Cliffs Sales finding that ASC was not obligated to provide winter shuttle service. Cliffs Sales filed a motion for the payment of interest on the amounts due to Cliffs Sales as well as for our costs for trying. ASC and Oglebay filed motions for New Trial and for Judgment as a Matter of Law.

Northshore Notice of Violation. On July 28, 2008, the MPCA issued a Notice of Violation (“NOV”) to Northshore alleging violations related to the Control City Standard for the period of March 2006 through October 2007, specifically with respect to MPCA’s interpretation of the Control City Standard’s emission limits and related monitoring and reporting requirements. The NOV states that Northshore has been in compliance with MPCA’s interpretation of the Standard since October 2007, but requires corrective actions relating to operating and maintaining facilities of treatment and control to remain in compliance. Although the NOV does not seek civil penalties, it contains various requests for information and reserves the right for MPCA to take further action. Northshore disputes the allegations contained in the NOV and is currently assessing its legal/administrative options.

M.M. Silta, Inc. v. Cleveland-Cliffs Inc et al. The motions filed with the trial court for judgment as a matter of law and a new trial were denied by the trial court. A notice of appeal was filed, but no briefs have been filed to date.

ITEM 1A.	Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.

We cannot control the actions of our joint venture partners, especially when we have a minority interest in a joint venture and are not designated as the manager of the joint venture. Further, in spite of performing customary due diligence prior to entering into a joint venture, we cannot guaranty full disclosure of prior acts or omissions of the sellers or those with whom we enter into joint ventures. Most recently, we learned that the Brazilian Federal Police have initiated a criminal investigation into how the Amapá railway concession was obtained prior to our involvement in the project. Such risks could have a material adverse effect on the business, results of operations or financial condition of our joint venture interests.

The proposed merger with Alpha Natural Resources, Inc. is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of our common shares to decline.

The merger is subject to customary conditions to closing, including the receipt of required approvals of our and Alpha’s shareholders. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. In addition, we and Alpha may terminate the merger agreement in certain circumstances. If we and Alpha do not complete the merger, the market price of our common shares may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. We will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the merger, whether or not the merger is completed.

Whether or not the merger with Alpha is completed, the announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in our businesses. Specifically:

•

current and prospective employees of Alpha experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees; and

•	the attention of our management may be directed toward the completion of the merger.

In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit. Further, we may be required to pay Alpha a termination fee of either $100 million or $350 million if the merger agreement is terminated, depending on the specific circumstances of the termination.

Opposition by Harbinger Capital Partners, one of our shareholders, and/or other significant shareholders of ours may prevent completion of the merger.

The approval of the issuance of our common shares pursuant to the terms of the merger agreement with Alpha requires the affirmative vote of at least two-thirds of the votes entitled to be cast by the holders of our outstanding common shares and preferred shares, voting together as a class. As a result, the failure of Harbinger Capital Partners, which, according to a filing on Schedule 13D, filed with the SEC on July 17, 2008, beneficially owns [15.57]% of our outstanding common shares, to vote in favor of the issuance of our common shares in the merger would significantly decrease the likelihood that the merger will be completed. On July 17, 2008, Harbinger Capital Partners publicly stated that it did not believe that the merger would be in the best interests of our shareholders. If Harbinger Capital Partners and/or other significant shareholders of ours oppose the merger, then our ability to obtain our required shareholder approval will be adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On April 15, 2008, May 15, 2008 and June 15, 2008, pursuant to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (“VNQDC Plan”) the Company sold a total of 35 common shares, par value $.125 per share, of the Company (“Common Shares”) for an aggregate consideration of $2,987.30 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by one mine manager under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1-30, 2008	—		—	—	2,495,400
May 1 - 31, 2008	3,190	(2)	93.6763	—	2,495,400
June 1 - 30, 2008	—		—	—	2,495,400

Total	3,190		93.6763	—	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the second quarter under this program.

(2)

On May 21 and May 23, 2008 the Company acquired 3,190 Common Shares from two employees in connection with the lapsing of restrictions on certain shares on the respective dates. The shares were repurchased to satisfy the tax withholding obligations of the employees.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 13, 2008. At the meeting the Company’s shareholders acted upon the election of ten Directors, and the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to examine our consolidated financial statements for the 2008 fiscal year.

In the election of Directors, the ten nominees named in the Company’s Proxy Statement, dated March 26, 2008, were elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

Nominees	For	Withheld
R. C. Cambre	75,075,400	402,834
J. A. Carrabba	75,032,614	445,620
S. M. Cunningham	75,319,482	158,752
B. J. Eldridge	75,316,476	161,756
S. M. Green	75,326,546	151,688
J. D. Ireland, III	75,055,932	422,304
F. R. McAllister	75,072,100	406,134
R. Phillips	75,015,700	462,534
R. K. Riederer	75,323,178	155,056
A. Schwartz	75,047,044	431,190

There were no broker non-votes with respect to the election of Directors.

For the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, the voting was as follows:

For	75,365,118
Against	46,232
Abstain	66,884

There were no broker non-votes with respect to the election of Deloitte & Touche LLP.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 55.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC

Date:	July 31, 2008	By	/s/ Laurie Brlas
Laurie Brlas
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
2(a)	# Purchase and Sale Agreement by and among Cliffs UTAC Holding LLC, Cleveland-Cliffs Inc, United Mining Co. Ltd., and Laiwu Steel Group Ltd. dated July 11, 2008	Filed Herewith

2(b)

# Agreement and Plan of Merger dated as of July 15, 2008, by and among Cleveland-Cliffs Inc, Daily Double Acquisition, Inc., and Alpha Natural Resources, Inc. (filed as Exhibit 2(a) to Form 8-K on July 17, 2008 and incorporated by reference)

Not Applicable

3(a)

Amendment No. 3 to the Cleveland-Cliffs Inc Amended Articles of Incorporation as filed with the Secretary of State of Ohio on April 21, 2008 (filed as Exhibit 3(a) to Form 8-K of Cleveland-Cliffs Inc on April 23, 2008 and incorporated by reference)

Not Applicable

4(a)

First Amendment to Multicurrency Credit Agreement among Cleveland-Cliffs Inc and Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and certain other financial institutions dated May 15, 2008 (filed as Exhibit 4(a) to Form 8-K of Cleveland-Cliffs Inc on May 21, 2008 and incorporated by reference)

Not Applicable

4(b)	Note Purchase Agreement dated June 25, 2008 by and among Cleveland-Cliffs Inc and the institutional investors party thereto (filed as Exhibit 4(a) to Form 8-K of Cleveland-Cliffs Inc on June 30, 2008)	Not Applicable

4(c)	Form of Common Share Certificate (filed as Exhibit 4(a) to Form 10-Q of Cleveland-Cliffs Inc on May 6, 2008 and incorporated by reference)	Not Applicable

# The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and exchange Commission upon request.

10(a)

* Form of letter to Participants of the 2006-2008 and the 2007-2009 Performance Share Periods amending the payment calculation method to be used for 2006 and 2007 Performance Share Grants dated May 27, 2008

Filed Herewith

10(b)	* Form of 2008 Participant Grant and Agreement Under the 2007 Incentive Equity Plan dated as of March 10, 2008	Filed Herewith

10(c)

** Term Sheet for Second Amendment of the Pellet Sale and Purchase Agreement among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company and Algoma Steel Inc. dated May 30, 2008 and effective as of May 22, 2008

Filed Herewith

10(d)

** Term Sheet for Amendment and Extension of the Amended and Restated Pellet Sale and Purchase Agreement among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Severstal North America, Inc., dated April 30, 2008 and effective as of April 29, 2008

Filed Herewith

10(e)	Registration Rights Agreement, dated as of July 11, 2008, by and between Cleveland-Cliffs Inc and United Mining Co., Ltd.	Filed Herewith

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 31, 2008

Filed Herewith

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of this Report.

** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cleveland-Cliffs Inc, as of July 31, 2008

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cleveland-Cliffs Inc, as of July 31, 2008

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cleveland-Cliffs Inc, as of July 31, 2008

Filed Herewith