Form 10-Q
period 2008-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2008-10-31
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 1-8944

CLIFFS NATURAL RESOURCES INC.

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

YES          NO    X

As of October 27, 2008, there were 113,502,463 Common Shares (par value $0.125 per share) outstanding.

Page No.

3	Definitions

PART I – FINANCIAL INFORMATION

4	Item 1 – Financial Statements

Statements of Unaudited Condensed Consolidated Operations Three and Nine Months Ended September 30, 2008 and 2007

5	Statements of Condensed Consolidated Financial Position September 30, 2008 (unaudited) and December 31, 2007

6	Statements of Unaudited Condensed Consolidated Cash Flows Nine Months Ended September 30, 2008 and 2007

7	Notes to Unaudited Condensed Consolidated Financial Statements

40	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

59	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

59	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

60	Item 1 – Legal Proceedings

64	Item 1A – Risk Factors

66	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

67	Item 6 – Exhibits

67	Signature

68	Exhibit Index

EX-31(a) – Section 302 Certification of Chief Executive Officer

EX-31(b) – Section 302 Certification of Chief Financial Officer

EX-32(a) – Section 906 Certification of Chief Executive Officer

EX-32(b) – Section 906 Certification of Chief Financial Officer

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. (formerly known as Cleveland-Cliffs Inc) and subsidiaries, collectively. References to “A$” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
AAA	American Arbitration Association
Alpha or ANR	Alpha Natural Resources, Inc.
Amapá	MMX Amapá Mineração Limitada
ArcelorMittal	ArcelorMittal USA Inc.
ASX	Australian Stock Exchange
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo Island	Cockatoo Island Joint Venture
Dofasco	ArcelorMittal Dofasco Inc.
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
F.O.B.	Free on board
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
Golden West	Golden West Resources Ltd.
Harbinger	Harbinger Capital Partners
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
Kobe Steel	Kobe Steel, LTD.
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
MMX	MMX Mineração e Metálicos S.A.
MPCA	Minnesota Pollution Control Agency
MSHA	Mine Safety and Health Administration
NPDES	National Pollutant Discharge Elimination System
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
Portman	Portman Limited
PCAOB	Public Company Accounting Oversight Board
Renewafuel	Renewafuel, LLC
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
Severstal	Severstal North America, Inc.
SFAS	Statement of Financial Accounting Standards
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton
USW	United Steelworkers
United Taconite	United Taconite LLC
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,110.8	$542.4	$2,444.4	$1,283.2
Freight and venture partners’ cost reimbursements	78.9	77.2	248.4	209.5

	1,189.7	619.6	2,692.8	1,492.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(824.7)	(512.3)	(1,819.0)	(1,194.0)

SALES MARGIN	365.0	107.3	873.8	298.7
OTHER OPERATING INCOME (EXPENSE)
Casualty recoveries	0.5	-	10.5	3.2
Royalties and management fee revenue	5.1	4.1	16.0	10.3
Selling, general and administrative expenses	(41.8)	(33.2)	(138.4)	(75.4)
Gain on sale of other assets	0.1	-	21.1	-
Miscellaneous - net	10.5	3.7	8.6	5.9

	(25.6)	(25.4)	(82.2)	(56.0)

OPERATING INCOME	339.4	81.9	791.6	242.7
OTHER INCOME (EXPENSE)
Changes in fair value of derivative instruments, net	(94.3)	-	(94.3)	-
Interest income	5.9	5.6	17.8	15.5
Interest expense	(10.7)	(7.9)	(27.7)	(11.0)
Other - net	3.3	0.1	3.4	1.7

	(95.8)	(2.2)	(100.8)	6.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY LOSS FROM VENTURES	243.6	79.7	690.8	248.9
PROVISION FOR INCOME TAXES	(52.0)	(17.5)	(173.6)	(56.8)
MINORITY INTEREST (net of tax of $1.5, $1.6, $12.5 and $5.4)	(3.6)	(3.7)	(29.1)	(12.7)
EQUITY LOSS FROM VENTURES	(13.1)	(1.6)	(26.2)	(3.1)

NET INCOME	174.9	56.9	461.9	176.3
PREFERRED STOCK DIVIDENDS	-	(1.4)	(1.1)	(4.2)

INCOME APPLICABLE TO COMMON SHARES	$174.9	$55.5	$460.8	$172.1

EARNINGS PER COMMON SHARE - BASIC	$1.67	$0.67	$4.72	$2.11

EARNINGS PER COMMON SHARE - DILUTED	$1.61	$0.54	$4.34	$1.69

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	104,753	82,586	97,605	81,782
Diluted	108,719	105,000	106,439	104,668

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$388.3	$157.1
Accounts receivable	137.8	84.9
Inventories	327.2	241.9
Supplies and other inventories	86.7	77.0
Derivative assets	140.2	69.5
Other	132.0	124.2

TOTAL CURRENT ASSETS	1,212.2	754.6
PROPERTY, PLANT AND EQUIPMENT LESS ACCUMULATED DEPRECIATION AND DEPLETION - $429.9 ($330.9 in 2007)	2,518.9	1,823.9
OTHER ASSETS
Investments in ventures	264.2	265.3
Marketable securities	62.8	55.7
Long term receivables	33.1	38.0
Goodwill	21.3	11.8
Intangible assets, net	91.5	-
Other	105.2	126.5

TOTAL OTHER ASSETS	578.1	497.3

TOTAL ASSETS	$4,309.2	$3,075.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$194.6	$149.9
Deferred revenue	181.3	28.4
Amounts due to former owners of PinnOak	279.1	-
Unregistered common shares issued	165.0	-
Accrued employment costs	80.9	73.2
Accrued expenses	83.7	50.1
Income taxes payable	49.5	11.5
Derivative liabilities	38.4	1.4
Other	71.3	85.1

TOTAL CURRENT LIABILITIES	1,143.8	399.6
PENSIONS AND OTHER POSTRETIREMENT BENEFITS	186.1	204.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	123.6	123.2
DEFERRED INCOME TAXES	198.4	189.0
SENIOR NOTES	325.0	-
TERM LOAN	200.0	200.0
REVOLVING CREDIT	-	240.0
CONTINGENT CONSIDERATION	-	99.5
DEFERRED PAYMENT	-	96.2
BELOW-MARKET SALES CONTRACTS	221.3	-
OTHER LIABILITIES	153.3	107.3

TOTAL LIABILITIES	2,551.5	1,659.6
MINORITY INTEREST	69.2	117.8
COMMITMENTS AND CONTINGENCIES
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES OUTSTANDING 205 AND 134,715 IN 2008 AND 2007	0.2	134.7
SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 a share Authorized - 224,000,000 shares; Issued - 134,623,528 shares Outstanding - 106,720,611 shares (net of treasury shares)	16.8	16.8
Capital in excess of par value of shares	161.8	116.6
Retained earnings	1,756.3	1,316.2
Cost of 27,902,917 Common Shares in treasury (2007 - 47,455,922 shares)	(158.6)	(255.6)
Accumulated other comprehensive loss	(88.0)	(30.3)

TOTAL SHAREHOLDERS’ EQUITY	1,688.3	1,163.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,309.2	$3,075.8

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions) Nine Months Ended September 30,
	2008	2007
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income	$461.9	$176.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	129.2	71.1
Minority interest, net	29.1	12.7
Tax contingency reserve	14.5	2.7
Equity loss in ventures	26.2	3.1
Share-based compensation	15.4	6.7
Derivatives and currency hedging	(26.0)	(7.2)
(Gain) loss on sale of assets	(12.7)	1.2
Property damage recoveries	(10.5)	-
Excess tax benefit from share-based compensation	(3.3)	(4.0)
Deferred income taxes	(2.6)	(22.8)
Pensions and other postretirement benefits	(28.4)	(34.9)
Environmental and closure obligations	1.1	1.7
Other	5.1	(2.2)
Changes in operating assets and liabilities:
Product inventories	(48.9)	(129.2)
Receivables and all other assets	(76.3)	53.1
Payables and accrued expenses	108.4	(47.3)

Net cash provided by operating activities	582.2	81.0
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(147.7)	(64.5)
Purchase of minority interest in Portman	(137.8)	-
Purchase of minority interest in United Taconite	(104.4)	-
Investment in marketable securities	(30.7)	(53.6)
Investments in ventures	(20.3)	(272.7)
Purchase of PinnOak	-	(343.8)
Proceeds from sale of assets	39.5	3.2
Redemption of marketable securities	17.7	17.7
Proceeds from property damage insurance recoveries	10.5	-

Net cash used by investing activities	(373.2)	(713.7)
FINANCING ACTIVITIES:
Borrowings under revolving credit facility	370.0	1,105.0
Repayment under revolving credit facility	(610.0)	(715.0)
Repayment of PinnOak debt	-	(159.6)
Borrowings under senior notes	325.0	-
Borrowings under term loans	-	200.0
Excess tax benefit from share-based compensation	3.3	4.0
Contributions by (to) joint ventures, net	0.9	1.7
Common stock dividends	(26.1)	(15.5)
Preferred stock dividends	(2.2)	(4.2)
Repayment of other borrowings	(7.7)	(5.0)
Proceeds from stock options exercised	-	0.1
Repurchases of common stock	-	(2.2)
Issuance costs of revolving credit	-	(1.0)

Net cash from financing activities	53.2	408.3
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31.0)	12.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231.2	(212.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157.1	351.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$388.3	$139.6

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. All common shares and per share amounts have been adjusted retroactively to reflect the two-for-one stock split effective May 15, 2008.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
Portman	Western Australia	85.2%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore

Intercompany accounts are eliminated upon consolidation.

On May 21, 2008, Portman authorized a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. On this date, we owned 80.4 percent of the approximately 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of $14.10 (A$14.66) per share. The total consideration paid under the buyback was $137.8 million (A$143.3 million), with our share totaling $110.8 million (A$115.2 million) based on our ownership percentage at the time. As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent. In order to enable us to move to full ownership of Portman, on September 10, 2008, we announced an off-market takeover offer to acquire, through our wholly-owned subsidiary, Cliffs Asia-Pacific Pty Limited, all of the shares in Portman that we do not already own. The offer is a last and final cash offer at a price of $17.65 (A$21.50) per Portman share. See NOTE 4 – ACQUISITIONS & OTHER INVESTMENTS and NOTE 19 – SUBSEQUENT EVENTS for further information.

Effective July 1, 2008, we acquired the remaining 30 percent interest in United Taconite. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Total consideration paid for the acquisition was approximately $450.7 million, which is comprised of $104.4 million in cash, 4.3 million of our common shares, and 1.2 million tons of iron ore pellets to be provided throughout 2008 and 2009. The consolidation of the United Taconite minority interest, together with our Northshore property, represents two wholly-owned iron ore subsidiaries in North America. See NOTE 4 – ACQUISITIONS & OTHER INVESTMENTS and NOTE 19 – SUBSEQUENT EVENTS for further information.

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

			(In Millions)
Investment	Classification	Interest Percentage	September 30, 2008	December 31, 2007

Amapá	Investments in ventures	30	$254.5	$247.2
Wabush	Investments in ventures	27	(1.1)	5.8
Cockatoo	Other liabilities	50	(17.2)	(9.9)
Hibbing (1)	Investments in ventures	23	1.4	(0.3)
Other	Investments in ventures		9.4	12.3

			$247.0	$255.1

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

Revenue also includes reimbursement for freight charges and venture partners’ costs. The following table is a summary of reimbursements in our North American Iron Ore operations for the three and nine months ended September 30, 2008 and 2007:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reimbursements for:
Freight	$28.8	$23.7	$70.4	$57.0
Venture partners’ cost	37.2	51.3	143.4	150.3

Total reimbursements	$66.0	$75.0	$213.8	$207.3

North American Coal

We recognize revenue when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales for the three and nine months ended September 30, 2008 included reimbursement for freight charges of $12.9 million and $34.6 million, respectively, compared with $2.2 million for the two months ended September 30, 2007.

Asia-Pacific Iron Ore

Sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel.

Deferred Revenue

As part of the agreement to acquire the remaining 30 percent interest in United Taconite, effective July 1, 2008, we committed approximately 1.2 million tons of iron ore pellets, which are to be provided from October 2008 through September 2009. This commitment represents an obligation to deliver the pellets as additional consideration for the remaining interest in United Taconite. The pellets are valued at $181.3 million, based upon the 2008 Eastern Canadian pellet price, and the additional consideration is recorded as Deferred revenue on the Statement of Condensed Consolidated Financial Position at September 30, 2008. This amount will be recognized as revenue upon shipment of the tons. The agreement also contains a penalty provision in the event the pellets are not delivered by a specified date. This provision is based in part on the Eastern Canadian pellet price and is characterized as an embedded derivative instrument. See NOTE 4 – ACQUISITIONS & OTHER INVESTMENTS and NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

In 2008, the terms of one of our North American Iron Ore pellet supply agreements require a prepayment by the customer for one estimated weekly shipment of pellets in addition to the amount of the bi-weekly invoice for shipments previously made. In 2007, the terms of the agreement required semi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. In both years, revenue related to this supply agreement has been recognized when title transfers upon shipment of the pellets. Installment amounts received in excess of sales totaled $14.6 million, which were recorded as Deferred revenue on the Statements of Condensed Consolidated Financial Position at December 31, 2007. As of September 30, 2008 all revenue related to the supply agreement has been recognized.

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

Derivative Financial Instruments

Portman receives funds in United States currency for its iron ore sales. Portman uses forward exchange contracts, call options, collar options and convertible collar options to hedge its foreign currency exposure for a portion of its sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective July 1, 2008, Portman has discontinued hedge accounting for these derivatives, but continues to hold these instruments as economic hedges to manage currency risk. At September 30, 2008, Portman had approximately $1.0 billion of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from October 2008 to August 2011. We had $3.2 million and $15.7 million of foreign currency hedge contracts recorded as Derivative assets on the September 30, 2008 and December 31, 2007 Statements of Condensed Consolidated Financial Position, respectively. We also had $1.0 million and $5.9 million of foreign currency hedge contracts recorded as non-current assets in Deposits and miscellaneous on the Statements of Condensed Consolidated Financial Position at September 30, 2008 and December 31, 2007, respectively. In addition, we had current and long-term currency hedge contracts of $36.6 and $13.3 million, respectively, which were classified as liabilities at September 30, 2008. The respective amounts were recorded as Derivative liabilities and Other liabilities on the Statement of Condensed Consolidated Financial Position at September 30, 2008.

Upon de-designation of these cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of derivative instruments, net on the Statements of Unaudited Condensed Consolidated Operations. For the third quarter and first nine months of 2008 the mark-to-market adjustments resulted in a net unrealized loss of $94.3 million, based on a spot rate of 0.80 at September 30, 2008. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. For the three months ended September 30, 2008, we reclassified $12.4 million out of Accumulated other comprehensive loss related to contracts settled during the period, which was recorded as Product revenues on the Statements of Unaudited Condensed Consolidated Operations.

The purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite contains a penalty provision in the event the 1.2 million tons of pellets, included as part of the purchase consideration, are not delivered by a specified date. This provision is characterized as an embedded derivative instrument and is based in part on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period until the pellets are delivered and the amounts are settled. A derivative liability of $181.3 million, representing the fair value of the pellets, was recorded as Deferred revenue on the Statement of Condensed Consolidated Financial Position at September 30, 2008. See NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $85.1 million and $26.1 million, in the third quarter of 2008 and 2007, respectively, and $195.4 million and $55.7 million for the nine months ended September 30, 2008 and 2007, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $137.0 million and $53.8 million, respectively, on the September 30, 2008 and December 31, 2007 Statements of Condensed Consolidated Financial Position.

Certain supply agreements primarily with our Asia-Pacific Iron Ore customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The derivative instrument was settled during the second quarter of 2008 upon settlement of annual international benchmark prices, and is therefore not reflected on the September 30, 2008 Statement of Condensed Consolidated Financial Position.

Effective October 19, 2007, we entered into a $100 million fixed interest rate swap to convert a portion of our floating rate debt to fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. The objective of the hedge is to eliminate the variability of cash flows in interest payments for forecasted floating rate debt, attributable to changes in benchmark LIBOR interest rates. To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. The amount charged to Other comprehensive income for the nine months ended September 30, 2008 was $0.4 million. Derivative liabilities of $1.8 million and $1.4 million were recorded on the Statements of Condensed Consolidated Financial Position as of September 30, 2008 and December 31, 2007, respectively. There was no ineffectiveness recorded for the interest rate swap in the first nine months of 2008.

Inventories

The following table presents the detail of our Inventories on the Statements of Condensed Consolidated Financial Position at September 30, 2008 and December 31, 2007:

	(In Millions)
	September 30, 2008			December 31, 2007
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$176.5	$15.4	$191.9	$114.3	$16.5	$130.8
North American Coal	10.5	2.4	12.9	8.3	0.8	9.1
Asia-Pacific Iron Ore	29.2	79.9	109.1	30.2	71.8	102.0
Other	10.0	3.3	13.3	-	-	-

Total	$226.2	$101.0	$327.2	$152.8	$89.1	$241.9

The increase in inventory at September 30, 2008 is primarily due to increases within our North American Iron Ore segment primarily related to higher pellet stockpiles at Empire, as a result of an ongoing expansion project at the mine.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results of operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See NOTE 11 – INCOME TAXES for further information.

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

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at September 30, 2008 include money market funds and variable rate demand notes. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. In these instances, the valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument, and the related financial instrument is therefore classified within Level 2 of the valuation hierarchy. Level 2 securities include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield, and maturity date.

Marketable Securities

Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at September 30, 2008 include available-for-sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

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

Non-Financial Assets and Liabilities

We have deferred the adoption of SFAS 157 until January 1, 2009 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include goodwill, asset retirement obligations, guarantees and certain other items. See NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. They included the reclassification of certain amounts included in Miscellaneous – net to Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which amends SFAS 157, by clarifying the application of the standard when the market for a financial asset is inactive. Specifically, the FSP clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. This FSP was effective immediately upon its October 10, 2008 issuance and applies as well to prior periods for which financial statements have not yet been issued. Revisions resulting from a change in valuation technique are required to be accounted for as a change in estimate. This FSP was applied in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157, but did not result in a material change to our fair value measurements or related disclosures at September 30, 2008.

In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. See NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the impact adoption of this Statement will have on our consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

During the second quarter of 2008, Portman acquired 22 million shares of Golden West, a Western Australia iron ore exploration company. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 119 million metric tons of ore. The investment provides Portman a strategic interest in Golden West and Wiluna West. During the third quarter of 2008 we acquired approximately 2 million additional shares in Golden West, bringing our total number of shares held in Golden West to approximately 24 million shares. Our ownership in Golden West represents approximately 18.5 percent of its outstanding shares at September 30, 2008. Acquisition of the shares represents an investment of approximately $27 million. We do not exercise significant influence, and at September 30, 2008, the investment is classified as an available-for-sale security.

Our marketable securities are classified as either held-to-maturity or available-for-sale. We account for marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting  and reporting for  investments  in  fixed  maturity  securities and  for equity securities with readily determinable fair values. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. We review impairments in accordance with FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of the impairment as temporary or other-than-temporary. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss. At September 30, 2008 and December 31, 2007, we had $68.6 million and $74.6 million, respectively, of marketable securities as follows:

	(In Millions)
	September 30, 2008	December 31, 2007
Held to maturity - current	$5.8	$18.9
Held to maturity - non-current	16.8	25.8

	22.6	44.7

Available for sale - non-current	46.0	29.9

Total	$68.6	$74.6

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$2.5	$-	$(0.6)	$1.9
Floating rate notes	20.1	-	(1.1)	19.0

Total	$22.6	$-	$(1.7)	$20.9

	December 31, 2007 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$23.1	$-	$(1.4)	$21.7
Floating rate notes	21.6	-	(0.1)	21.5

Total	$44.7	$-	$(1.5)	$43.2

Investment securities held-to-maturity at September 30, 2008 and December 31, 2007 have contractual maturities as follows:

	(In Millions)
	September 30, 2008	December 31, 2007
Asset backed securities:
Within 1 year	$-	$18.9
1 to 5 years	2.5	4.2

	$2.5	$23.1

Floating rate notes:
Within 1 year	$5.8	$-
1 to 5 years	14.3	21.6

	$20.1	$21.6

Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of investment securities available-for-sale at September 30, 2008 and December 31, 2007 are summarized as follows:

	(In Millions)
	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$41.8	$6.1	$(1.9)	$46.0

	(In Millions)
	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$14.2	$15.7	$-	$29.9

NOTE 4 – ACQUISITIONS & OTHER INVESTMENTS

In accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”), we allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.

United Taconite

On July 11, 2008 we acquired the remaining 30 percent interest in United Taconite, with an effective date of July 1, 2008. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. The acquisition of the remaining minority interest was completed in order to strengthen our core North American Iron Ore business. The consolidation of the United Taconite minority interest, together with our Northshore property, represents two wholly-owned iron ore subsidiaries in North America.

The aggregate acquisition price for the remaining interest in United Taconite was approximately $450.7 million, which included cash in  the amount of  $104.4 million, approximately 1.5 million of our common shares valued at $165 million, and approximately 1.2 million tons of iron ore pellets, valued at $181.3 million, to be provided throughout 2008 and 2009. The value of the stock was determined based on the July 10, 2008 closing price of $107.87 per share. The value of the iron ore pellets was determined based on estimated iron units of 65 percent at the 2008 Eastern Canadian pellet price of approximately $2.33 per iron unit. In October 2008, we issued an additional 2.8 million shares to satisfy a below-market guarantee provision specified within the agreement.

The purchase agreement included a provision which gives the seller the right to put the common shares back to us for $165 million of cash if the shares are not registered by a specified date. As a result of this provision, a current liability of $165 million was recorded as Unregistered common shares issued on the Statement of Condensed Consolidated Financial Position as of September 30, 2008. The amount will be reclassified to Shareholders’ Equity upon registration of the shares. See NOTE 19 – SUBSEQUENT EVENTS for further information.

The Statement of Condensed Consolidated Financial Position as of September 30, 2008 reflects the acquisition of the remaining interest in United Taconite, effective July 1, 2008, under the purchase method of accounting. The transaction constituted a step acquisition of a non-controlling interest. As of the date of the step acquisition of the minority interest, the then historical cost basis of the minority interest balance was eliminated, and the increased ownership obtained was accounted for by increasing United Taconite’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the 30 percent additional ownership acquired.

We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, property, plant and equipment, mineral reserves, and sales contracts, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future. The following represents the preliminary allocation of the aggregate purchase price as of September 30, 2008:

(In Millions)
Purchase price	$450.7

Carrying value of net assets acquired	$25.3
Fair value adjustments:
ASSETS
Land	7.5
Plant and equipment	80.4
Mineral reserves	491.0
Intangible assets	75.4

LIABILITIES
Below market sales contracts	(228.9)

Fair value of net assets acquired	$450.7

The intangible assets acquired include $72.3 million and $3.1 million of permits and leases, respectively. See NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS for further information.

Portman Share Repurchase

On May 21, 2008, Portman authorized a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. On this date, we owned 80.4 percent of the approximately 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of $14.10 (A$14.66) per share. The total consideration paid under the buyback was $137.8 million (A$143.3 million), with our share totaling $110.8 million (A$115.2 million) based on our ownership percentage at the time. As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent. See NOTE 19 – SUBSEQUENT EVENTS for further information.

The transaction constituted a step acquisition of a non-controlling interest. In accordance with SFAS 141, we have accounted for the acquisition of the minority interest in Portman by the purchase method. As a result of the step acquisition, the then historical cost basis of the minority interest balance was reduced to the extent of the percentage interest sold, or $49.0 million, and the increased ownership obtained was accounted for by increasing Portman’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the 4.75 percent additional ownership acquired.

We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, inventory, mineral reserves and plant and equipment, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future. The following represents the preliminary allocation of the aggregate purchase price as of the date of acquisition:

(In Millions)
Carrying value of net assets acquired	$21.9

Fair value adjustments:
ASSETS
Inventory	27.9
Plant and equipment	6.8
Mineral reserves	58.9
Intangible assets	17.5

LIABILITIES
Deferred taxes	(33.4)

Fair value of net assets acquired	99.6

Goodwill	11.2

Purchase price	$110.8

Based on management’s preliminary allocation of the acquisition cost to the fair value of the net assets acquired, approximately $11.2 million was assigned to goodwill as of the date of acquisition. See NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS for further information.

In order to enable us to move to full ownership of Portman, on September 10, 2008, we announced an off-market takeover offer to acquire, through our wholly-owned subsidiary, Cliffs Asia-Pacific Pty Limited, all of the shares in Portman that we do not already own. The offer is a last and final cash offer at a price of $17.65 (A$21.50) per Portman share. Refer to NOTE 19 – SUBSEQUENT EVENTS for further information.

PinnOak

The Statement of Unaudited Condensed Consolidated Financial Position of the Company as of September 30, 2008 reflects the acquisition of PinnOak, effective July 31, 2007, under the purchase method of accounting. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The allocation resulted in an excess of fair value of acquired net assets over cost. As the acquisition involved a contingent earn-out, a liability has been recorded totaling $178.5 million, representing the lesser of the maximum amount of contingent consideration or the excess prior to the pro rata allocation of purchase price. We finalized the purchase price allocation in the second quarter of 2008. A comparison of the finalized purchase price allocation to the initial allocation is as follows:

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

Under the initial purchase agreement for PinnOak, a portion of the purchase price was deferred until December 31, 2009. The Statement of Unaudited Condensed Consolidated Financial Position reflects the deferred payment of $100.6 million within Amounts due to former owners of PinnOak at September 30, 2008. The purchase agreement also included the aforementioned contingent earn-out, which ranged from $0 to $300 million dependent upon PinnOak’s operational and financial performance in 2008 and 2009. In October 2008, we entered into an agreement to accelerate the payment of the deferred portion of the purchase price and settle the contingent earn-out. See NOTE 19 – SUBSEQUENT EVENTS for further information.

Alpha Natural Resources

On July 16, 2008, we announced the entry into a definitive merger agreement with Alpha Natural Resources, Inc. under which we will acquire all outstanding shares of Alpha in a cash and stock transaction. Under the terms of the agreement, for each share of Alpha common stock, Alpha stockholders would receive 0.95 of our common shares and $22.23 in cash. The aggregate consideration comprises approximately $1.7 billion in cash and approximately 70 million new common shares. JPMorgan Chase Bank, N.A. is providing an underwriting commitment for up to approximately $1.7 billion which will be used to finance the majority of the cash portion of the transaction. See NOTE 19 – SUBSEQUENT EVENTS for further information.

The combined company would become one of the largest U.S. mining companies and be positioned as a leading diversified mining and natural resources company. The combined company’s significant position in both iron ore and metallurgical coal will make it a major supplier to the global steel industry, as well as provide a platform for further diversification both geographically and in terms of the mineral and resource products it sells.

The transaction is subject to shareholder approval as well as the satisfaction of customary closing conditions and regulatory approvals. On August 22, 2008, early termination of the waiting period under the Hart-Scott-Rodino Act was granted by the Federal Trade Commission. The special shareholder vote to approve the merger agreement and approve the issuance of our common shares in connection with the merger is currently scheduled for November 21, 2008, and the proposed merger is expected to close as soon as practical after the respective special meetings of Alpha’s stockholders and our shareholders, provided all other conditions have been satisfied or waived.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended September 30, 2008:

(In Millions)
Balance at January 1, 2008	$11.8
Arising in 2008 business combinations	11.2
Impact of foreign currency translation	(1.7)

Balance at September 30, 2008	$21.3

Goodwill is not subject to amortization and is tested for impairment annually during the fourth quarter, or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets

Following is a summary of other intangible assets at September 30, 2008, based upon our preliminary purchase price allocations related to recent acquisitions:

		(In Millions)
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:

Permits	Intangible assets	$89.8	$(0.9)	$88.9
Leases	Intangible assets	3.1	(0.5)	2.6

Total intangible assets		$92.9	$(1.4)	$91.5

Below market sales contracts	Other long-term liabilities	$(228.9)	$7.6	$(221.3)

The intangible assets are subject to periodic amortization over their estimated useful lives. Permits are being amortized over estimated useful lives ranging from 15 to 28 years, and leases are being amortized over estimated useful lives ranging from 1.5 to 4.5 years. The below-market sales contracts are classified as a liability and accreted over the terms of the contracts, which range from 3.5 to 8.5 years. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

NOTE 6 – DEBT AND CREDIT FACILITIES

On June 25, 2008, we entered into a $325 million private placement consisting of $270 million of 6.31 percent Five-Year Senior Notes due June 15, 2013, and $55 million of 6.59 percent Seven-Year Senior Notes due June 15, 2015. Interest will be paid on the notes for both tranches on June 15 and December 15 until their respective maturities. The notes are unsecured obligations with interest and principal amounts guaranteed by certain of our domestic subsidiaries. The notes and guarantees were not required to be registered under the Securities Act of 1933, as amended, and were placed with qualified institutional investors. We used the proceeds to repay senior unsecured indebtedness and for general corporate purposes.

The terms of the note purchase agreement contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2008, we were in compliance with the covenants in the note purchase agreement.

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

The credit facility has two financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2008, we were in compliance with the covenants in the credit agreement.

As of September 30, 2008, no revolving loans were drawn under the credit facility and the principal amount of letter of credit obligations totaled $19.4 million. We had $200 million drawn in term loans; $580.6 million of borrowing capacity was available under the $800 million credit facility. The weighted average annual interest rate for outstanding revolving and term loans under the credit facility was 3.3 percent as of September 30, 2008. After the effect of interest rate hedging, the weighted average annual borrowing rate was 4.3 percent.

Portman has a A$40 million multi-option facility, under which a A$120 million cash facility was added effective June 23, 2008, and terminated on September 30, 2008. The A$40 million multi-option facility has floating interest rates of 20 basis points and 75 basis points, respectively, over the 90-day bank bill swap rate in Australia. At September 30, 2008, the outstanding bank commitments totaled A$28.9 million in performance bonds, reducing borrowing capacity to A$11.1 million. The facility agreement contains financial covenants as follows: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2008, Portman was in compliance with the financial covenants of the credit facility agreement.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operations. The borrowings, totaling $5.6 million and $6.2 million at September 30, 2008 and December 31, 2007, respectively, accrue interest annually at five percent. The borrowings require a principal payment of approximately $0.8 million plus accrued interest to be made January 31, 2009, with the balance due in full on January 31, 2010.

At September 30, 2008, Amapá had long-term project debt outstanding of approximately $299 million for which we have provided a several guarantee on our 30 percent share. Amapá and its lenders have agreed to suspend all operating and financial loan covenants with the exception of debt to equity ratio requirements through June 30, 2009. In addition, at September 30, 2008, Amapá had total short-term loans outstanding of $210.3 million for which we provided a several guarantee on our share. On September 30, 2008, we have provided several guarantees on our 30 percent share of the total debt outstanding, or $152.8 million.

NOTE 7 – SEGMENT REPORTING

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

The following table presents a summary of our reportable segments for the three and nine months ended September 30, 2008 and 2007:

	(In Millions)				(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Revenues from product sales and services:
North American Iron Ore	$811.3	68%	$469.9	76%	$1,733.5	64%	$1,127.9	76%
North American Coal	102.6	9%	33.9	5%	258.0	10%	33.9	2%
Asia-Pacific Iron Ore	232.7	19%	115.8	19%	618.4	23%	330.9	22%
Other	43.1	4%	-		82.9	3%	-

Total revenues from product sales and services for reportable segments	$1,189.7	100%	$619.6	100%	$2,692.8	100%	$1,492.7	100%

Sales margin:
North American Iron Ore	$259.3		$101.9		$596.5		$243.6
North American Coal	(13.3)		(15.9)		(38.8)		(15.9)
Asia-Pacific Iron Ore	99.7		21.3		282.0		71.0
Other	19.3		-		34.1		-

Sales margin	365.0		107.3		873.8		298.7
Other operating expense	(25.6)		(25.4)		(82.2)		(56.0)
Other income (expense)	(95.8)		(2.2)		(100.8)		6.2

Income from continuing operations before income taxes, minority interest and equity loss from ventures	$243.6		$79.7		$690.8		$248.9

Depreciation, depletion and amortization:
North American Iron Ore	$17.5		$10.2		$38.4		$30.0
North American Coal	12.2		5.7		39.8		5.7
Asia-Pacific Iron Ore	17.5		12.8		44.5		35.4
Other	3.9		-		6.5		-

Total depreciation and amortization	$51.1		$28.7		$129.2		$71.1

Capital additions (1):
North American Iron Ore	$30.2		$13.1		$49.7		$54.3
North American Coal	36.3		4.3		56.2		4.3
Asia-Pacific Iron Ore	16.5		9.6		51.7		12.6
Other	3.5		-		14.8		-

Total capital additions	$86.5		$27.0		$172.4		$71.2

(1) Includes capital lease additions.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2008	December 31, 2007
Segment assets:
North American Iron Ore	$1,900.5	$968.9
North American Coal	872.8	773.2
Asia-Pacific Iron Ore	1,107.1	1,083.8
Other	428.8	249.9

Total assets	$4,309.2	$3,075.8

NOTE 8 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$174.9	$56.9	$461.9	$176.3
Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities - net of tax	(19.4)	0.3	(7.7)	3.6
Foreign currency translation	(125.1)	28.1	(44.1)	68.5
Amortization of net periodic benefit - net of tax	13.8	(1.9)	(7.0)	5.0
Unrealized gain (loss) on interest rate swap - net of tax	0.2	-	(0.3)	-
Unrealized gain (loss) on derivative financial instruments	(18.3)	6.4	1.4	13.8

Total other comprehensive (loss) income	(148.8)	32.9	(57.7)	90.9

Total comprehensive income	$26.1	$89.8	$404.2	$267.2

NOTE 9 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2008 and 2007:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$3.2	$3.2	$9.5	$8.5
Interest cost	10.2	9.3	30.7	29.2
Expected return on plan assets	(12.3)	(11.8)	(36.9)	(35.3)
Amortization:
Prior service costs	1.0	0.9	2.9	2.8
Net actuarial losses	2.5	1.0	7.6	7.8

Net periodic benefit cost	$4.6	$2.6	$13.8	$13.0

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$0.8	$0.6	$2.3	$1.5
Interest cost	3.8	3.2	11.5	10.8
Expected return on plan assets	(2.7)	(2.5)	(8.1)	(7.6)
Amortization:
Prior service credits	(1.4)	(1.4)	(4.4)	(4.2)
Net actuarial losses	1.4	0.7	4.3	4.9
Transition asset	(0.8)	-	(2.3)	-

Net periodic benefit cost	$1.1	$0.6	$3.3	$5.4

Recent deterioration in the securities markets may negatively impact the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2008, based on the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), which require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of our plans would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with plan funding requirements.

NOTE 10 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $131.2 million and $130.8 million at September 30, 2008 and December 31, 2007, respectively. Payments in the first nine months of 2008 were $5.2 million compared with $9.2 million for the full year in 2007. The following is a summary of the obligations:

	(In Millions)
	September 30, 2008	December 31, 2007
Environmental	$14.3	$12.3
Mine closure
LTVSMC	19.8	22.5
Operating mines:
North American Iron ore	63.7	61.8
North American Coal	21.3	20.4
Asia-Pacific Iron Ore	9.1	9.5
Other	3.0	4.3

Total mine closure	116.9	118.5
Total environmental and mine closure obligations	131.2	130.8
Less current portion	7.6	7.6

Long term environmental and mine closure obligations	$123.6	$123.2

Environmental

The Rio Tinto Mine Site

The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. We have increased our reserve most recently in the second quarter of 2008 by $3.0 million to reflect revised cleanup estimates and cost allocation associated with our anticipated share of the eventual remediation  costs  based  on  a  consideration  of the various  remedial  measures  and  related cost estimates, which are currently under review. The expense was included in Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2008.

Mine Closure

The mine closure obligations are for our four consolidated North American operating iron ore mines, our three consolidated North American operating coal mines, our Asia-Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC. The LTVSMC closure obligation results from an October 2001 transaction where subsidiaries of the Company received a net payment of $50 million and certain other assets and assumed environmental and certain facility closure obligations of $50 million. Obligations have declined to $19.8 million at September 30, 2008.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	(In Millions)
	September 30, 2008	December 31, 2007(1)
Asset retirement obligation at beginning of period	$96.0	$62.7
Accretion expense	6.1	6.6
PinnOak acquisition	-	19.9
Sonoma investment	-	4.3
Reclassification adjustments	(0.9)	1.1
Exchange rate changes	(1.5)	0.9
Revision in estimated cash flows	(2.6)	0.5

Asset retirement obligation at end of period	$97.1	$96.0

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2007.

NOTE 11 – INCOME TAXES

Our total tax provision for the first nine months of 2008 of $173.6 million is comprised of $116.7 million related to U.S. operations and $56.9 million related to foreign operations. Our 2008 expected effective tax rate is approximately 26 percent. The effective rate reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

At September 30, 2008 our valuation allowance maintained against certain gross deferred tax assets increased by $0.7 million, which includes a provision of $3.0 million, decreased by an exchange loss of $2.3 million, to fully offset an increase in future tax benefits for year-to-date ordinary and capital losses of certain foreign operations for which future utilization is currently uncertain.

At September 30, 2008, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

At September 30, 2008 and January 1, 2008, we had $30.8 million and $15.2 million, respectively, of unrecognized tax benefits. If the $30.8 million were recognized, $42.6 million would impact the effective tax rate. It is reasonably possible that an additional decrease of $15.6 million in unrecognized tax benefit obligations will occur within the next 12 months due to expected settlements with the taxing authorities. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2008, we accrued an additional $4.8 million of interest relating to the unrecognized tax benefits, $1.4 million of which was due to the settlement reached with a foreign taxing authority.

Tax years that remain subject to examination are years 2003 forward for the United States, 1993 forward for Canada and 1994 forward for Australia.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to financial instruments. We have deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include goodwill, asset retirement obligations, guarantees and certain other items. No transition adjustment was necessary as of January 1, 2008 upon the adoption of SFAS 157. For the period ended September 30, 2008, we have also applied the provisions of FSP FAS 157-3 in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157.

    The following represents financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157 at September 30, 2008:

	(In Millions)
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$111.3	$188.4	$-	$299.7
Derivative assets	-	-	137.0	137.0
Marketable securities	44.9	1.1	-	46.0
Foreign exchange contracts	-	4.3	-	4.3

Total	$156.2	$193.8	$137.0	$487.0

Liabilities:
Interest rate swap	$-	$1.8	$-	$1.8
Foreign exchange contracts	-	49.9	-	49.9
Derivative liabilities	-	-	181.3	181.3

Total	$-	$51.7	$181.3	$233.0

Financial assets classified in Level 1 at September 30, 2008 include money market funds, variable rate demand notes, and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield and maturity date. Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are also classified within Level 2 of the valuation hierarchy. At September 30, 2008, such derivative financial instruments include substantially all of our foreign exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and foreign exchange hedge contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates, creditworthiness, counterparty risk, and liquidity risks associated with current market conditions.

The derivative financial asset classified within Level 3 is an embedded derivative instrument included in certain supply agreements with one of our customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value, based on an income approach when the product is consumed and the amounts are settled, as an adjustment to revenue. The fair value of the instrument is determined based on a future price of the average hot rolled steel price at certain steelmaking facilities and other inflationary indices, and takes into consideration current market conditions, creditworthiness and counterparty risk.

The derivative financial liability classified within Level 3 is an embedded derivative included in the purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite. The agreement contains a penalty provision in the event the 1.2 million tons of pellets, included as part of the purchase consideration, are not delivered by a specified date. This provision is characterized as an embedded derivative instrument and is based in part on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period, using a market approach, until the pellets are delivered and the amounts are settled. The fair value of the instrument is determined based on the remaining amount of tons to be delivered, the percentage of estimated iron units and the current Eastern Canadian pellet price per iron unit, and also takes into consideration current market conditions and other risks.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis in accordance with SFAS 157 at September 30, 2008.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2008:

	(In Millions)
	Derivatives Assets		Derivative Liabilities
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning balance	$125.8	$53.8	$-	$-
Total gains
Included in earnings	85.1	356.0	-	-
Included in other comprehensive income	-	-	-	-
Settlements	(73.9)	(272.8)	-	-
Transfers in (out) of Level 3	-	-	181.3	181.3

Ending balance - September 30, 2008	$137.0	$137.0	$181.3	$181.3

Total gains for the period included in earnings attributable to the change in unrealized gains or losses on assets still held at September 30, 2008	$85.1	$195.4	$-	$-

Gains included in earnings are reported in Product revenue on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2008.

With respect to changes in Level 3 financial instruments during the first nine months of 2008, we had freestanding derivatives related to certain supply agreements primarily with our Asia-Pacific customers that provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the annual international benchmark price. We recognized $160.6 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2008, related to the 2008 pricing provisions. The derivative instrument was settled during the second quarter of  2008 upon settlement of annual international benchmark prices, and is therefore not reflected on the September 30, 2008 Statement of Unaudited Condensed Consolidated Financial Position.

NOTE 13 – STOCK PLANS

2008 Performance Shares

On March 10, 2008, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan for the performance period 2008-2010. The grant consisted of 75 percent in performance shares and 25 percent in restricted share units. The grant included a total of 216,000 performance shares and restricted share units. The grant of performance shares assumes 100 percent attainment of performance goals as determined by the Committee. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee in its discretion. The performance shares granted under the ICE Plan vest over a period of three years and measure performance for the period 2008-2010 on the basis of two factors, relative total shareholder return and three-year cumulative free cash flow, and are intended to be paid out in common shares. Upon the occurrence of a change in control, all performance shares and restricted share units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

2006, 2007 and 2008 Performance Share Modifications

On May 12, 2008, the Committee of the Board of Directors approved two changes to the calculations used to determine the final payouts under the performance shares granted in 2006 (for the 2006-2008 performance period) and 2007 (for the 2007-2009 performance period) under our 1992 ICE Plan (as Amended and Restated as of May 13, 1997) and our 2007 ICE Plan, respectively.

The first change approved by the Committee relates to the calculation of total shareholder return (“TSR”) relative to the companies in our peer group. Under the plan modification, if any of the companies in the peer group are removed because the company has ceased to be publicly traded or has experienced a major restructuring by reason of a Chapter 11 filing or a spin-off of more than 50 percent of any such company’s assets, the calculation will be based upon the greater of (1) TSR based only on the remaining companies in the original peer group or (2) TSR based on the remaining companies in the original peer group plus the addition of the Standard & Poor’s Metals and Minerals Exchange Traded Fund.

The second change approved by the Committee is in relation to the 2006 performance share plan year and relates to the method of evaluating performance during the applicable period. The Committee had previously adopted a new methodology under the 2007 ICE Plan for the calculation of TSR based on the Cumulative Method (where the calculation of TSR is based on the cumulative TSR between the start and the end of the performance period). Prior to this change, TSR was based on the Quarterly Method (where the calculation of TSR is based on a cumulative quarter-by-quarter basis), which effectively weighted the early quarters in the period more heavily than later quarters. Executive officers were given a choice as to which of these methods would apply to their grants of Performance  Shares  made  in  2005  (for  the  2005-2007  performance  period)  and  2006 (for  the

2006-2008 performance period). On May 12, 2008, the Committee determined that payouts with respect to the 2006-2008 performance period would be based on the Cumulative Method unless the payout would be greater under the Quarterly Method, in which case the Quarterly Method would be used for those payouts. As a result of these modifications, we recorded additional stock-based compensation expense of $3.6 million and $6.0 million, respectively, in Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2008.

On August 11, 2008, the Committee of the Board of Directors approved an amendment to our 2007 ICE Plan. The amendment was adopted to amend the definition of a “Change in Control” in the plan to ensure that performance shares and retention units awarded in 2007 and 2008, under the plan, will not be earned as a result of the consummation of the proposed merger in which we would acquire all of the outstanding shares of Alpha Natural Resources, Inc. The amendment was made because the Committee was of the view that, at the time that it approved the plan in 2007, it did not intend for awards under the plan to become earned in connection with transactions such as a merger. This modification did not result in any significant changes to the valuation of the awards granted under the plan.

Determination of Fair Value

The fair value of each grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. Consistent with the guidelines of SFAS 123(R), a correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The expected term of the grant represents the time from the grant date to the end of the service period. We estimated the volatility of our common stock and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.

The following assumptions were utilized to estimate the fair value for the 2008 grant and 2007 and 2006 plan year modifications:

Plan Year	Grant/Modification Date	Grant/Modification Date Market Price(1)	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value (Percent of Grant/Modification Date Market Price)
2008	March 10, 2008	52.59	2.81	43.8%	1.93%	0.62%	58.23%
2007	May 12, 2008	90.28	1.64	45.8%	2.22%	0.39%	143.70%
2006	May 12, 2008	90.28	0.64	53.8%	1.86%	0.39%	143.95%

(1) Adjusted to reflect 2:1 stock split that occurred on May 15, 2008.

The table below illustrates the change in the fair value as a result of the 2006 and 2007 plan year modification:

Plan Year	Pre-modification Calculation Method (1)	Pre-modification Fair Value	Change in Fair Value	Revised Fair Value
2006	Cumulative	$122.55	$7.18	$129.73
2006	Quarterly	30.45	99.28	129.73
2007	Cumulative	128.71	1.25	129.96

(1) As a result of the choice given to executive officers between the Cumulative and Quarterly methods under the 2006 plan, the pre-modification fair value for this plan is presented separately for each election. This was not an option under the 2007 plan, and therefore, a single pre-modification fair value is presented.

NOTE 14 – CAPITAL STOCK

Common Stock

On July 8, 2008 and September 9, 2008, cash dividends of $0.0875 per common share were declared. This dividend rate is the same as the cash dividend declared on our common shares in the first two quarters of 2008. A cash payment to shareholders of record on August 15, 2008 was paid on September 2, 2008, and a similar payment will be payable on December 1, 2008 to shareholders of record on November 14, 2008.

Preferred Stock

On July 16, 2008, 19,350 preferred shares were converted at a conversion rate of 133.0646 to 2,574,800 common shares, reducing our preferred stock outstanding to 205 shares at September 30, 2008. All of these common shares were issued out of treasury stock. The following is a summary of the activity of preferred stock:

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
Number of preferred shares at beginning of the period	134,715	172,300
Number of preferred shares converted	134,510	37,585

Number of preferred shares at end of the period	205	134,715

Redemption value at end of the period (in millions)	$1.4	$898.8

Number of common shares issued from Treasury upon conversion	16,292,812	4,975,296

On September 9, 2008, a scheduled dividend payment was authorized on our 3.25 percent redeemable cumulative convertible perpetual preferred stock. A cash payment of $8.125 per share is payable on October 15, 2008 to preferred shareholders of record on October 1, 2008.

NOTE 15 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$174.9	$56.9	$461.9	$176.3
Preferred stock dividends	-	(1.4)	(1.1)	(4.2)

Income applicable to common shares	$174.9	$55.5	$460.8	$172.1

Weighted average number of shares:
Basic	104.8	82.6	97.6	81.8
Employee stock plans	0.8	0.6	0.7	0.6
United Taconite equity purchase	3.1	-	1.0	-
Convertible preferred stock	-	21.8	7.1	22.2

Diluted	108.7	105.0	106.4	104.6

Earnings per common share - Basic	$1.67	$0.67	$4.72	$2.11

Earnings per common share - Diluted	$1.61	$0.54	$4.34	$1.69

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On July 17, 2008, Portman entered into an agreement to upgrade the rail line related to our operations in Asia-Pacific. The upgrade is being performed to mitigate the risk of derailment and reduce service disruptions by providing a more robust infrastructure. The improvements include the replacement of 120 kilometers of rail and associated parts. As a result, we have incurred a purchase commitment of approximately $47 million for maintenance and improvements to the rail structure. As of September 30, 2008, capital expenditures related to this purchase were approximately $4.8 million. Remaining expenditures of approximately $7 million and $35 million will be made in the fourth quarter of 2008 and throughout 2009, respectively, based on the percentage of project completion. The project is expected to be completed by December 2009.

In July 2008, we incurred an additional capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The equipment, which requires a capital investment of approximately $90.4 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of September 30, 2008, capital expenditures related to this purchase were $29.6 million. Remaining expenditures of $22.3 million, $31.5 million and $7.0 million will be made in 2008, 2009 and 2010, respectively, with the equipment expected to be delivered in 2009.

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

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously. On May 14, 2008 U. S. Steel filed a notice of motion to dismiss the action. We filed an identical notice of motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008. A ruling from the court is still pending.

We are periodically involved in litigation incidental to our operations. We believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements.

NOTE 17 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2008 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2008 (October 1 - December 31)	$3.8	$7.9
2009	12.4	23.6
2010	12.0	21.7
2011	11.7	17.3
2012	11.3	12.4
2013 and thereafter	47.0	40.5

Total minimum lease payments	98.2	$123.4

Amounts representing interest	24.9

Present value of net minimum lease payments	$73.3

Total minimum capital lease payments of $98.2 million include $5.6 million and $92.6 million, for our North American Iron Ore segment and Asia-Pacific Iron Ore segment, respectively. Total minimum operating lease payments of $123.4 million include $108.2 million for our North American Iron Ore segment, $12.9 million for our Asia-Pacific Iron Ore segment and $2.3 million for our North American Coal segment.

NOTE 18 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2008 and 2007 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2008	2007
Capital additions	$172.4	$71.2
Cash paid for capital expenditures	147.7	64.5

Difference	$24.7	$6.7

Non-cash accruals	$4.2	$0.2
Capital leases	20.5	6.5

Total	$24.7	$6.7

Investing activities for the nine months ended September 30, 2008 include $165 million of unregistered common shares that were issued as part of the consideration paid to acquire the remaining 30 percent interest in United Taconite. This non-cash liability is recorded as Unregistered common shares issued on the Statement of Condensed Consolidated Financial Position as of September 30, 2008.

NOTE 19 – SUBSEQUENT EVENTS

Vote on Proposed Control Share Acquisition

On October 3, 2008, we held a special meeting of our shareholders to vote on the Harbinger control share acquisition proposal. The proposal was made by Harbinger in an attempt to increase their voting power to one-fifth or more, but less than one-third of the total shareholder voting power through the acquisition of additional shares. On October 10, 2008, we announced that our shareholders rejected the Harbinger control share acquisition proposal.

Proposed Merger with Alpha Natural Resources

On October 23, 2008, an amended registration statement on Form S-4, which was filed in relation to the proposed merger with Alpha Natural Resources, was declared effective by the Securities and Exchange Commission. On this date, we also announced that, on November 21, 2008, a special meeting of our shareholders will be held to vote on the adoption of the merger agreement and approval of the issuance of our common shares in connection with the merger. The record date for the meeting is October 6, 2008. If approved by both our shareholders and Alpha’s shareholders, the proposed merger is expected to close as soon as practical after the respective special meetings of the shareholders, provided all other conditions to the proposed merger have been satisfied or waived.

On October 24, 2008, we entered into a five-year unsecured term loan facility with a syndicate of 25 financial institutions. The facility provides for approximately $1.5 billion in term loans to finance the proposed merger with Alpha Natural Resources. Loans are to be drawn with a choice of interest rates and maturities, subject to the terms of the agreement. The effectiveness of the facility is subject to a number of conditions, which have yet to occur, including consummation of the merger with Alpha Natural Resources in accordance with the merger agreement.

Second Amendment to Multicurrency Credit Agreement

On October 24, 2008, we entered into an amendment to our multicurrency credit agreement which would, among other things, amend the interest rates under the existing agreement to either (1) a range from LIBOR plus 1.75 percent to LIBOR plus 3.25 percent, or (2) a range from the prime rate plus 0.75 percent to the prime rate plus 2.25 percent, based on our corporate credit ratings. The effectiveness of this amendment is conditioned upon the closing and funding in full of the new term loan agreement to fund our merger with Alpha Natural Resources, Inc.

PinnOak Deferred Payment and Contingent Earn-Out

On October 3, 2008, we entered into a payment agreement with the former owners of PinnOak, to accelerate the payment of the deferred portion of the purchase price and settle the contingent earn-out. We issued four million of our common shares to the former owners in PinnOak, which satisfied all of our payment obligations in connection with the PinnOak acquisition. Under the agreement, we also agreed to file a resale registration statement with the Securities and Exchange Commission to allow the former owners of PinnOak to sell the shares received in this transaction. We filed the registration statement for the four million shares on October 7, 2008.

United Taconite Consideration Shares

The purchase and sale agreement related to our acquisition of the remaining 30 percent interest in United Taconite provided for a below-market guarantee if our stock value should decline from the date of closing of the transaction to the closing share price on the trading day immediately prior to the date we filed a resale registration statement with the Securities and Exchange Commission to allow United Mining Co., Ltd. to resell the shares received in the transaction. We were obligated to issue additional shares to compensate United Mining for the decrease. On October 3, 2008, after the close of the market, we issued approximately 2.8 million additional shares to satisfy the below-market guarantee provision of the agreement, thereby increasing the total shares issued in the transaction to approximately 4.3 million. We filed the registration statement for the 4.3 million shares on October 6, 2008, and as a result, the $165 million recorded as Unregistered common shares issued on the Statement of Condensed Consolidated Financial Position at September 30, 2008, will be reclassified to Shareholders’ Equity in the fourth quarter.

Change in Corporate Name

On October 3, 2008, we filed an amendment to our amended articles of incorporation to change the name of the corporation to Cliffs Natural Resources Inc., effective October 15, 2008. Our ticker symbol, CLF, will remain the same.

Portman Takeover Bid

On October 15, 2008, we announced that our off-market takeover bid for the remaining shares in Portman had reached the 90 percent minimum acceptance condition, and the offer is no longer subject to any remaining conditions. Through the date of this filing, we had received such number of offer acceptances that effectively increased our ownership interest in Portman to 97.4 percent, thereby allowing us to proceed under Australian takeover laws with compulsory acquisition of the remaining Portman shares. The offer is scheduled to close on November 3, 2008.

Ratification of New Labor Agreement

Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW. On October 6, 2008, the USW ratified a new four-year labor contract, which replaces the labor agreement that expired on September 1, 2008. The new agreement covers approximately 2,300 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota.

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

OVERVIEW

Cliffs Natural Resources is an international mining company, the largest producer of iron ore pellets in North America, and a major supplier of metallurgical coal to the global steelmaking industry. We operate six iron ore mines located in Michigan, Minnesota and Eastern Canada, and three coking coal mines in West Virginia and Alabama. We are also the majority owner of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. We also have a 30 percent interest in Amapá, a Brazilian iron ore project, and a 45 percent economic interest in Sonoma, an Australian coking and thermal coal project.

We continued to deliver strong financial performance in the first nine months of 2008. Revenues for the first nine months of 2008 increased to nearly $2.7 billion, with net income of $4.34 per diluted share. This compares with revenues of $1.5 billion and net income of $1.69 per diluted share in the first nine months of 2007.

Global crude steel growth, a significant driver of our business was up approximately six percent from the comparable prior year period with supply and demand of steel raw materials extremely tight. World-wide demand for metallurgical coal increased throughout the first nine months of 2008 as port constraints in Australia and production problems at large mines in the United States continued to place upward pressure on pricing.

However, the current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. The mining industry has seen a reduction in high cost operations, and the credit environment is expected to limit the funding and expansion capabilities of many of the junior mining companies. Based on these economic conditions, we continue to evaluate and assess our capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current environment.

Segments

We organize our business according to product category and geographic location: North American Iron Ore, North American Coal, Asia-Pacific Iron Ore, Asia-Pacific Coal and Latin American Iron Ore. The Asia-Pacific Coal and Latin American Iron Ore businesses, which are in the early stages of production, do not meet the criteria for reportable segments.

All North American business segments are headquartered in Cleveland, Ohio. Offices in Duluth, Minnesota, have shared services groups supporting the North American business segments. Our Technology Group is located in Ishpeming, Michigan. Our Asia-Pacific headquarters are located in Perth, Australia, and our Latin American headquarters are located in Rio de Janeiro, Brazil. Cliffs International Mineração Brasil, Ltda and Cliffs Asia-Pacific Pty Limited provide technical and administrative support for our assets in Latin America and Australia, respectively, as well as new business development services in these regions. See NOTE 7 – SEGMENT REPORTING for further information.

Growth Strategy and Strategic Transactions

We expect to grow our business and presence as an international mining company by expanding both geographically and through the minerals that we mine and market. Our growth domestically, combined with our investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as coal, illustrate the execution of this growth strategy. While ever-conscious of the challenges associated with the current economic environment, we continue to identify low-risk opportunities to grow and at the same time position ourselves to deal with the uncertainties that lie ahead. In the first nine months of 2008, we continued our strategic growth and transformation to an international mining company through the following acquisitions and partnerships:

Merger with Alpha Natural Resources, Inc. On July 16, 2008, we announced the entry into a definitive merger agreement with Alpha Natural Resources, Inc. under which we will acquire all outstanding shares of Alpha in a cash and stock transaction. Under the terms of the agreement, for each share of Alpha common stock, Alpha stockholders would receive 0.95 of our common shares and $22.23 in cash. The aggregate consideration comprises approximately $1.7 billion in cash and approximately 70 million new common shares. The combined company would become one of the largest U.S. mining companies and be positioned as a leading diversified mining and natural resources company. The combined company’s significant position in both iron ore and metallurgical coal will make it a major supplier to the global steel industry, as well as provide a platform for further diversification both geographically and in terms of the mineral and resource products it sells. The transaction is subject to shareholder approval as well as the satisfaction of customary closing conditions and regulatory approvals.

United Taconite. On July 11, 2008, we signed and closed on the acquisition of the remaining 30 percent interest in United Taconite, with an effective date of July 1, 2008. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Total consideration paid for the acquisition was approximately $450.7 million, which is comprised of $104.4 million in cash, 4.3 million of our common shares and 1.2 million tons of iron ore pellets to be provided throughout 2008 and 2009.

Michigan Expansion Projects. In the third quarter of 2008 we announced a capital expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. The project, which requires approximately $290.4 million of incremental capital investment, is expected to allow the Empire mine to produce at three million tons annually through 2017 and increase Tilden mine production by more than two million tons annually. This incremental production is expected to result in total equity production of over 25 million tons annually for our North American Iron Ore segment. Empire was previously projected to exhaust reserves in early 2011. As part of the capacity expansion, we will also mine additional ore from our Tilden mine, located adjacent to Empire, and process it utilizing additional processing capacity at Empire. Utilization of this capacity will enable Tilden to increase production to more than 10 million tons annually, of which 8.5 million tons represents our equity share. The work is expected to begin in the last quarter of 2008, with capital expenditures of $69.0 million, $161.5 million and $59.9 million projected in 2008, 2009 and 2010, respectively.

Portman. On May 21, 2008, Portman announced a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. On this date, we owned 80.4 percent of approximately 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. Under the share tender program, eligible shareholders could offer to sell some or all of their shareholdings at a fixed-price discount of 14 percent to the volume-weighted average price of Portman shares traded on the Australian Stock Exchange during the five trading days after the date of the announcement. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of $14.10 (A$14.66) per share. The total consideration paid under the buyback was $137.8 million (A$143.3 million), with our share totaling $110.8 million (A$115.2 million) based on our ownership percentage at the time. As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent. In order to enable us to move to full ownership of Portman, on September 10, 2008, we announced an off-market takeover offer to acquire, through our wholly-owned subsidiary, Cliffs Asia-Pacific Pty Limited, all of the shares in Portman that we do not already own. The offer is a last and final cash offer at a price of $17.65 (A$21.50) per Portman share. Refer to NOTE 19 – SUBSEQUENT EVENTS of the Unaudited Condensed Consolidated Financial Statements for further information.

Golden West. During the second quarter of 2008, Portman acquired 22 million shares of Golden West, a Western Australia iron ore exploration company. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 119 million metric tons of ore. The investment provides Portman a strategic interest in Golden West and Wiluna West. During the third quarter of 2008 we acquired approximately 2 million additional shares in Golden West, bringing our total number of shares held in Golden West to approximately 24 million shares. Our ownership in Golden West represents approximately 18.5 percent of its outstanding shares at September 30, 2008. Acquisition of the shares represents an investment of approximately $27 million.

RESULTS OF OPERATIONS

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended September 30, 2008 and 2007:

	(In Millions)
	Three Months		Change due to
	Ended September 30,		Sales price	Sales	Freight and	Total
	2008	2007	and rate	volume	reimbursements	change
Revenues from product sales and services	$811.3	$469.9	$221.4	$129.0	$(9.0)	$341.4
Cost of goods sold and operating expense	(552.0)	(368.0)	(94.1)	(98.9)	9.0	(184.0)

Sales margin	$259.3	$101.9	$127.3	$30.1	$-	$157.4

Sales tons	8.0	6.1

The increase in sales revenue for the third quarter of 2008 was primarily due to higher sales prices combined with a 31 percent increase in sales tons. Revenue per ton increased approximately 40 percent in the quarter primarily as a result of higher steel prices, new and existing long-term supply agreements with certain customers being negotiated at world pellet prices, in addition to other contractual price adjustment factors. Included in third quarter 2008 revenues was $85.1 million related to supplemental steel payments, compared with $26.1 million for the same period last year. Higher sales volume in the third quarter of 2008 is primarily due to increased demand and commitments under our long-term pellet sales agreements, increased spot sales, and customer plant outages during the prior year.

The increase in cost of goods sold and operating expense in the third quarter of 2008 was primarily due to higher costs of production, including higher rates for natural gas, diesel fuel and supplies. Cost of goods sold and operating expenses in the current period also reflect the impact of the United Taconite step acquisition as well as the effects of a new labor agreement. In addition, higher plant spending was incurred during the quarter related to the Michigan expansion project.

Following is a summary of North American Iron Ore results for the nine months ended September 30, 2008 and 2007:

	(In Millions)
	Nine Months		Change due to
	Ended September 30,		Sales price	Sales	Freight and	Total
	2008	2007	and rate	volume	reimbursements	change
Revenues from product sales and services	$1,733.5	$1,127.9	$450.1	$149.0	$6.5	$605.6
Cost of goods sold and operating expense	(1,137.0)	(884.3)	(136.4)	(109.8)	(6.5)	(252.7)

Sales margin	$596.5	$243.6	$313.7	$39.2	$-	$352.9

Sales tons	16.3	14.0

The increase in sales revenue for the first nine months of 2008 was primarily due to higher sales prices combined with increases in sales volume. Revenue per ton increased approximately 42 percent for the year to date primarily as a result of higher steel prices, renegotiated and new long-term supply agreements with certain customers, which were negotiated at world pellet prices, and other contractual price adjustment factors. For the first nine months of 2008, revenue included $195.4 million related to the supplemental steel payments compared with $55.7 million for the first nine months of 2007. Higher sales volume in the third quarter of 2008 is primarily due to increased demand and commitments under our long-term pellet sales agreements, increased spot sales, and customer plant outages during the prior year.

The increase in cost of goods sold and operating expense in the first nine months of 2008 was primarily due to higher costs of production, higher royalty fees related to the increases in pellet pricing, and increased maintenance costs associated with the Michigan expansion project and major furnace repairs at Empire and United Taconite during the first quarter. Fuel and energy costs increased $31.8 million compared to the same period in 2007. In addition, the impact of the United Taconite step acquisition also contributed to the year to date increase.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	Third Quarter		First Nine Months		Full Year
	2008	2007	2008	2007	2008*	2007
Mine:
Empire	1.2	1.1	3.8	3.6	4.2	4.9
Tilden	1.9	2.0	5.7	5.7	8.4	7.2
Hibbing	2.2	2.0	6.2	5.3	8.2	7.4
Northshore	1.6	1.3	4.4	3.9	5.5	5.2
United Taconite	1.2	1.3	3.9	3.9	4.9	5.3
Wabush	1.1	1.2	3.2	3.4	4.4	4.6

Total	9.2	8.9	27.2	25.8	35.6	34.6

Cliffs’ share of total	6.2	5.6	17.6	16.4	23.2	21.8

* Amounts represent an estimate based upon current expectations; however, economic uncertainty, tightening of credit facilities and reductions in steel production have collectively reduced the degree of certainty with which we can forecast near-term production volumes.

(1) Tons are long tons of pellets of 2,240 pounds.

The increase in production for the third quarter and first nine months at Northshore was due to reactivation of one of the furnaces at the end of March 2008. Accordingly, production at Northshore is expected to benefit from an incremental increase of approximately 0.6 million tons in 2008 and 0.8 million tons annually thereafter.

The increase in Hibbing’s production for the first nine months of 2008 compared to the comparable prior year period was a result of the shutdown in late February 2007 due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The full year production loss in 2007 totaled approximately 0.8 million tons (Company share 0.2 million tons).

North American Coal

Following is a summary of North American Coal results for the three and two months ended September 30, 2008 and 2007, respectively, and the nine months ended September 30, 2008:

	(In Millions, except tonnage)
	Three Months	Two Months	Change due to
	Ended September 30,		Sales price	Sales	Freight and	Total
	2008	2007	and rate	volume	reimbursements	change
Revenues from product sales and services	$102.6	$33.9	$26.3	$31.7	$10.7	$68.7
Cost of goods sold and operating expense	(115.9)	(49.8)	(7.8)	(47.6)	(10.7)	(66.1)

Sales margin	$(13.3)	$(15.9)	$18.5	$(15.9)	$-	$2.6

Sales tons (in thousands)	894	447

	(In Millions, except tonnage)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues from product sales and services	$102.6	$258.0
Cost of goods sold and operating expense	(115.9)	(296.8)

Sales margin	$(13.3)	$(38.8)

Sales tons (in thousands)	894	2,468

We reported losses of $13.3 million and $38.8 million in sales margin for the three and nine months ended September 30, 2008, respectively. On a sequential quarter basis, revenue increased approximately 67 percent primarily as a result of higher sales volume. We sold 894 thousand tons during the third quarter of 2008 compared to 576 thousand tons in the second quarter of 2008.

Sales volume and costs for both the quarter and first nine months of 2008 were negatively impacted by adverse mining conditions and production delays throughout the year. In addition, we declared force majeure on customer shipments from our Pinnacle mine in mid-March 2008. Production at the mine slowed as a result of encountering a fault area within the coal panel being mined at the time. The force majeure was lifted in mid-June.

Despite completion of the longwall move in June, our Oak Grove mine continued to experience delays and lower than planned production levels during the third quarter. The mine encountered lower than planned coal heights in the current mining panel and harsh geological conditions in the development areas. Additional costs have also been incurred for repairs and maintenance as a result of mechanical problems caused by adverse geological conditions, delays associated with equipment replacements and availability of experienced mining personnel.

We continue to be challenged with adverse geological conditions across the mines and delays in delivery of new capital equipment, which have contributed to overall equipment performance and availability issues, which increased costs in all operations.

Production

Following is a summary of coal production tonnage for 2008 and 2007:

	(In Thousands) (1)
	Third Quarter		First Nine Months		Full Year
	2008	2007 (2)	2008	2007 (2)	2008*	2007 (2)
Mine:
Pinnacle Complex	493	138	1,743	138	2,600	685
Oak Grove	310	203	802	203	1,000	406

Total	803	341	2,545	341	3,600	1,091

* Amounts represent an estimate based upon current expectations; however, economic uncertainty, tightening of credit facilities and reductions in steel production have collectively reduced the degree of certainty with which we can forecast near-term production volumes.

(1) Tons are short tons of 2,000 pounds.

(2) Prior year results represent production since the July 31, 2007 acquisition.

Due to the extension of longwall development timing related to unplanned geological conditions, difficulty in obtaining additional equipment and personnel, and mechanical problems experienced within the third quarter at our Oak Grove Mine, we reduced the total estimated metallurgical coal production for 2008 by an additional 400 thousand tons to 3.6 million tons. The longwall move and start-up issues are expected to continue as another longwall move is expected to occur late in the fourth quarter. Also contributing to this reduction in total tons for 2008 are adverse mining conditions at our Pinnacle and Green Ridge mining locations, which are expected to continue into the fourth quarter.

Asia-Pacific Iron Ore

Following is a summary of Asia-Pacific Iron Ore results for the three months ended September 30, 2008 and 2007:

	(In Millions)
	Three Months		Change due to
	Ended September 30,		Sales price	Sales	Total
	2008	2007	and rate	volume	change
Revenues from product sales and services	$232.7	$115.8	$113.5	$3.4	$116.9
Cost of goods sold and operating expense	(133.0)	(94.5)	(37.7)	(0.8)	(38.5)

Sales margin	$99.7	$21.3	$75.8	$2.6	$78.4

Sales tons	2.1	2.1

During the second quarter of 2008, the Australian benchmark prices for lump and fines settled at increases of 97 percent and 80 percent, respectively.

Cost of goods sold and operating expenses for the quarter increased primarily due to higher costs of production, including higher fuel and contract labor expenditures arising from inflationary pressures. Fuel and energy costs for the quarter increased by approximately $3.9 million compared to the comparable period in 2007. Costs were also negatively impacted in the third quarter of 2008 by approximately $9.0 million related to unfavorable foreign exchange rates. In addition, the current period was impacted by the step acquisition of an additional 4.75 percent interest in Portman.

Following is a summary of Asia-Pacific Iron Ore results for the nine months ended September 30, 2008 and 2007:

	(In Millions)
	Nine Months		Change due to
	Ended September 30,		Sales price	Sales	Total
	2008	2007	and rate	volume	change
Revenues from product sales and services	$618.4	$330.9	$296.4	$(8.9)	$287.5
Cost of goods sold and operating expense	(336.4)	(259.9)	(83.6)	7.1	(76.5)

Sales margin	$282.0	$71.0	$212.8	$(1.8)	$211.0

Sales tons	6.1	6.2

Settlement of the Australian benchmark prices for lump and fines also caused year to date revenues to increase over the prior year. Year to date sales from our Asia-Pacific Iron Ore segment have been recorded at the higher 2008 prices as a result of the price settlement.

Cost of goods sold and operating expenses for the year to date increased primarily due to higher costs of production partially offset by lower volume and reduction of stockpiles. Increased costs of production were a result of higher fuel, maintenance and contract labor expenditures arising from inflationary pressures. Fuel and energy costs for the year to date increased approximately $8.4 million compared to the comparable period in 2007. Costs were also negatively impacted in the first nine months of 2008 by approximately $32.9 million related to unfavorable foreign exchange rates. In addition, the current period was impacted by the step acquisition of an additional 4.75 percent interest in Portman.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	Third Quarter		First Nine Months		Full Year
	2008	2007	2008	2007	2008*	2007
Mine:
Koolyanobbing	1.5	1.9	5.3	5.8	7.3	7.7
Cockatoo Island	0.1	0.2	0.4	0.5	0.4	0.7

Total	1.6	2.1	5.7	6.3	7.7	8.4

* Amounts represent an estimate based upon current expectations; however, economic uncertainty, tightening of credit facilities and reductions in steel production have collectively reduced the degree of certainty with which we can forecast near-term production volumes.

(1) Tonnes are metric tons of 2,205 pounds. Cockatoo production reflects our 50 percent share.

Production for the third quarter and first nine months of 2008 was below that of the comparable prior year periods. The decrease was primarily due to inventory stockpile reductions in an effort to improve working capital. In addition, production at Cockatoo is reducing, as the second stage of the seawall reserves are exhausted. Construction on the seawall is expected to be completed in May 2009, with sales continuing for approximately two years through June 2011.

Other operating income (expense)

Following is a summary of other operating income (expense) for 2008 and 2007:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Variance Favorable/ (Unfavorable)	2008	2007	Variance Favorable/ (Unfavorable)
Casualty recoveries	$0.5	$-	$0.5	$10.5	$3.2	$7.3
Royalties and management fee revenue	5.1	4.1	1.0	16.0	10.3	5.7
Selling, general and administrative expenses	(41.8)	(33.2)	(8.6)	(138.4)	(75.4)	(63.0)
Gain on sale of other assets	0.1	-	0.1	21.1	-	21.1
Miscellaneous - net	10.5	3.7	6.8	8.6	5.9	2.7

	$(25.6)	$(25.4)	$(0.2)	$(82.2)	$(56.0)	$(26.2)

The increase in selling, general and administrative expense of $8.6 million in the third quarter of 2008 compared with the same period in 2007 is primarily a result of approximately $6.9 million in higher share-based and incentive compensation, higher wages and benefits related to an increase in the number of employees, and increased outside professional service fees associated with the expansion of our business. In addition, selling, general and administrative expense increased over the comparable prior year period by approximately $1.6 million as a result of additional corporate development activities in Latin America and Asia-Pacific, slightly offset by lower expenses of $0.5 million at our North American Coal segment.

The increase in selling, general and administrative expense of $63.0 million for the first nine months of 2008, compared with the same period in 2007 is primarily a result of $25.8 million in higher share-based and incentive compensation, higher wages and benefits related to an increase in the number of employees, and increased outside professional service fees associated with the expansion of our business. Expenses at our Asia-Pacific Iron Ore segment were $4.2 million higher than the comparable prior year period, reflecting higher employment costs and outside consulting services to support business development and improvement efforts. The first nine months of 2008 was also impacted by additional corporate development activities in Latin America, Asia-Pacific, and other general business development, resulting in an increase of approximately $13.9 million. In addition, the current year to date includes nine months of selling, general and administrative expenses from our North American Coal segment, compared with two months in 2007 based on a July 31, 2007 date of acquisition, resulting in an increase of $8.7 million. Selling, general and administrative expense for the first nine months of 2008 was also impacted by a charge in the first quarter of approximately $6.8 million in connection with a legal case as well as $2.1 million related to our interest in Sonoma acquired in 2007.

The gain on sale of other assets of $21.1 million within the first nine months of 2008 primarily relates to the sale of Synfuel, which was completed on June 4, 2008. We recorded a gain of $19 million in the second quarter of 2008 upon completion of the transaction.

The year to date increase in casualty recoveries for the nine months ended September 30, 2008 compared to the comparable prior year period is primarily attributable to a $9.2 million insurance recovery recognized in the current year related to a 2006 electrical explosion at our United Taconite facility.

Other income (expense)

Following is a summary of other income (expense) for 2008 and 2007:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Variance Favorable/ (Unfavorable)	2008	2007	Variance Favorable/ (Unfavorable)
Changes in fair value of derivative instruments, net	$(94.3)	$-	$(94.3)	$(94.3)	$-	$(94.3)
Interest income	5.9	5.6	0.3	17.8	15.5	2.3
Interest expense	(10.7)	(7.9)	(2.8)	(27.7)	(11.0)	(16.7)
Other - net	3.3	0.1	3.2	3.4	1.7	1.7

	$(95.8)	$(2.2)	$(93.6)	$(100.8)	$6.2	$(107.0)

The change in the fair value of derivative instruments for both the third quarter and first nine months of 2008 primarily relates to the de-designation of the Portman cash flow hedges. We are required to record on our Statements of Condensed Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. Previously, when the derivative instruments were designated as cash flow hedges, the mark-to-market adjustments related to the effective portions of the hedges were recorded as a component of Other comprehensive income. Upon de-designation of the cash flow hedges, effective July 1, 2008, the instruments are prospectively marked to fair value, and the adjustments resulting from changes in the market value of these derivative instruments are recorded as an unrealized gain or loss each reporting period. The following table represents our foreign currency derivative contract position as of September 30, 3008:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$615.5	0.82	0.80	$(41.1)
Contracts expiring in the next 13 to 24 months	254.5	0.76	0.80	(10.0)
Contracts expiring in the next 25 to 36 months	95.0	0.76	0.80	(6.2)

Total	$965.0	0.80	0.80	$(57.3)

AUD Call Options (2)
Contracts expiring in the next 12 months	$28.0	0.87	0.80	$0.5
Contracts expiring in the next 13 to 24 months	51.5	0.89	0.80	1.3
Contracts expiring in the next 25 to 36 months	-	-	-	-

Total	$79.5	0.88	0.80	$1.8

Total Hedge Contract Portfolio	$1,044.5			$(55.5)

(1) Includes collar options, convertible collar options and forward exchange contracts.

(2) AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The significant unrealized mark-to-market fluctuations are related to the spot rate of A$0.80, as of September 30, 2008, which significantly decreased from the spot rate of A$0.96, as of June 30, 2008 upon de-designation of the hedges. The changes in the spot rates are correlated to the depreciation of the Australian dollar relative to the United States dollar during the period. In addition, the amount of outstanding contracts in Portman’s foreign exchange hedge book significantly increased from $559.2 million at June 30, 2008 to approximately $1.0 billion as of September 30, 2008.

The increase in interest income for both the quarter and year to date is attributable to additional cash and investments held by Portman during the period coupled with higher average returns. Higher interest expense in both the third quarter and first nine months of 2008 reflected increased borrowings under our senior notes and interest accretion for the deferred payment related to the PinnOak acquisition. See NOTE 6 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax provision for the nine months ended September 30, 2008 and 2007 was $173.6 million and $56.8 million, respectively. The increase in our tax provision is attributable to higher pre-tax income and a higher effective tax rate. For the full year 2008, we expect an effective tax rate of approximately 26 percent, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 10 – INCOME TAXES for further information.

Equity Loss in Ventures

The equity loss in ventures for the three and nine months ended September 30, 2008 of $13.1 million and $26.2 million, respectively, primarily represents the results from our investment in Amapá. The results for the third quarter and year to date mainly consist of start-up and operating losses of $14.9 million and $36.2 million, respectively, including operating losses from the railroad of $1.5 million and $5.4 million, respectively, partially offset by foreign currency hedge gains, $0.4 million and $9.0 million, respectively.

LIQUIDITY, CASH FLOWS AND CAPITAL RESOURCES

Liquidity

Following is a summary of key liquidity measures at September 30, 2008 and December 31, 2007:

	(In Millions)
	September 30, 2008	December 31, 2007
Cash and cash equivalents	$388.3	$157.1

Credit facility	$800.0	$800.0
Senior notes	325.0	-
Portman facilities	32.8	-
Senior notes drawn	(325.0)	-
Term loans drawn	(200.0)	(200.0)
Revolving loans drawn	-	(240.0)
Letter of credit obligations and other commitments	(43.1)	(16.2)

Borrowing capacity available	$589.7	$343.8

For the nine months ended September 30, 2008, uses of liquidity primarily included operational needs, general capital requirements, and capital expenditures related to the Empire and Tilden mine expansion project, upgrades on the rail line at Portman between the operations and the port, and longwall system down payments for our Pinnacle mine. Uses of liquidity during the period also include the purchase of the remaining 30 percent interest in United Taconite, the purchase of an additional 4.75 percent interest in Portman, and repayments under our revolving credit facility.

Uses of liquidity in 2007 primarily included the purchase of PinnOak as well as operational needs, capital requirements and investments in management infrastructure related to our rapid growth and increased business development. Capital expenditures included the acquisition and development of mining tenements and related infrastructure including the construction of a washplant at Sonoma; the 0.8 million capacity expansion at Northshore and the re-build of the substation at United Taconite resulting from the October 2006 explosion.

At September 30, 2008, Amapá had long-term project debt outstanding of approximately $299 million for which we have provided a several guarantee on our 30 percent share. Amapá and its lenders have agreed to suspend all operating and financial loan covenants with the exception of debt to equity ratio requirements through June 30, 2009. In addition, at September 30, 2008, Amapá had total short-term loans outstanding of $210.3 million for which we provided a several guarantee on our share. On September 30, 2008, we have provided several guarantees on our 30 percent share of the total debt outstanding, or $152.8 million. See NOTE 6 – DEBT AND CREDIT FACILITIES for further information on our credit facilities.

The recent credit crisis has resulted in unprecedented redemption pressure on money market funds  in  general.  In  order  to preserve fund value, one  of the  funds in  which we are  invested has taken a proactive measure by temporarily suspending full cash redemptions effective September 19, 2008. During the 82-day restriction period, access to the funds can be obtained instead through the receipt of in-kind securities. Our portfolio securities in this fund have a fair value of approximately $20 million, and will mature on December 12, 2008, by which time full cash redemptions will resume. As the securities mature, the cash percentage that comprises the portfolio will increase, so that the proportion of cash to securities will rise. The value of the investment has not been affected, and liquidity continues to meet the cash equivalent qualification of original maturity within three months or less. All other funds in which we are invested have continued to provide daily redemptions.

In assessing the exit price of these securities, we have considered the provisions of FSP FAS 157-3 in relation to the value of the financial instruments when the market is inactive. We have also taken into account creditworthiness and liquidity risks in relation to current market conditions, and have determined these financial instruments to be highly liquid investments and short-term in nature. Therefore, the carrying value of these investments approximates fair value as of the reporting date. See NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Cash Flows

Following is a summary of cash flows for the nine months ended September 30, 2008 and 2007:

	(In Millions)
	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$582.2	$81.0
Borrowings under senior notes	325.0	-
Proceeds from sale of assets	39.5	3.2
Acquisition of PinnOak (net of $2.6 million cash acquired)	-	(343.8)
Purchase of minority interest in Portman	(137.8)	-
Purchase of minority interest in United Taconite	(104.4)	-
Net (repayments) borrowings under revolving credit facility	(240.0)	430.4
Capital expenditures	(147.7)	(64.5)
Net purchase of marketable securities	(13.0)	(35.9)
Investment in ventures	(20.3)	(272.7)
Other	(52.3)	(9.8)

Increase (decrease) in cash and cash equivalents	$231.2	$(212.1)

During the third quarter, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The equipment, which requires a capital investment of approximately $90.4 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of September 30, 2008 capital expenditures related to this purchase were $29.6 million. Remaining expenditures of $22.3 million, $31.5 million and $7.0 million will be made in 2008, 2009 and 2010, respectively, with the equipment expected to be delivered in 2009.

We also incurred a purchase commitment of approximately $47 million during the third quarter to upgrade the rail line related to our operations in Asia-Pacific. As of September 30, 2008, capital expenditures related to this purchase were approximately $4.8 million. Remaining expenditures of approximately $7 million and $35 million will be made in the fourth quarter of 2008 and throughout 2009, respectively, based on the percentage of project completion. The project is expected to be completed by December 2009.

A summary of cash flows due to changes in operating assets and liabilities is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2008	2007
Changes in product inventories	$(48.9)	$(129.2)
Changes in payables and accrued expenses	108.4	(47.3)
Changes in receivables and other assets	(76.3)	53.1

Cash used by changes in operating assets and liabilities	$(16.8)	$(123.4)

Our product inventory balances at September 30, 2008 and December 31, 2007 were as follows:

	(In Millions)
	September 30, 2008		December 31, 2007
	Amount	Tons*	Amount	Tons*
North American Iron Ore	$176.5	5.0	$114.3	3.4
North American Coal	10.5	0.1	8.3	0.1
Asia-Pacific Iron Ore	29.2	0.7	30.2	1.1
Other	10.0	0.2	-	-

Total	$226.2		$152.8

*North American Iron Ore tons are long tons of pellets of 2,240 pounds.
North American Coal tons are short tons of 2,000 pounds.
Asia-Pacific Iron Ore tons are metric tons of 2,205 pounds.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined benefit pension expense totaled $4.6 million and $13.8 million for the third quarter and first nine months of 2008, respectively, compared with $2.6 million and $13.0 million for the comparable periods in 2007. Defined benefit pension expense for the third quarter and the first nine months of 2008 increased from the comparable prior year periods as a result of changes in the service lives of the workforce as well as unfavorable experience on investments and discount rates. See NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFITS for additional information.

OPEB expense totaled $1.1 million and $3.3 million for the third quarter and first nine months of 2008, respectively, compared with $0.6 million and $5.4 million for the comparable 2007 periods. The fluctuations in OPEB expense are a result of changes in remaining service lives of employees and lower medical claims paid experience.

Recent deterioration in the securities markets may negatively impact the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2008, based on the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), which require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of our plans would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with plan funding requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which amends SFAS 157, by clarifying the application of the standard when the market for a financial asset is inactive. Specifically, the FSP clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. This FSP was effective immediately upon its October 10, 2008 issuance and applies as well to prior periods for which financial statements have not yet been issued. Revisions resulting from a change in valuation technique are required to be accounted for as a change in estimate. This FSP was applied in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157, but did not result in a material change to our fair value measurements or related disclosures at September 30, 2008.

In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. See NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

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

Foreign Currency Exchange Rate Risk

Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the volatility attributable to changes in Australian and United States currency fluctuations. The instruments were subject to formal documentation, intended to achieve qualifying hedge treatment, and were tested at inception and at each reporting period as to effectiveness. Effective July 1, 2008, Portman has discontinued hedge accounting for these derivatives, but continues to hold these instruments as economic hedges to manage currency risk. Upon de-designation of the cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of derivative instruments, net on the Statement of Unaudited Condensed Consolidated Operations. At September 30, 2008, Portman had approximately $1.0 billion of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from October 2008 to August 2011. A 100 basis point increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $54.5 million, and a 100 basis point decrease would reduce the fair value by approximately $38.0 million.

We are required to record on our Statements of Condensed Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. The gain or loss resulting from changes in the market value of these derivative instruments is recorded as an unrealized gain or loss each reporting period. These mark-to-market adjustments are recorded as non-operating costs on the Statements of Unaudited Condensed Consolidated Operations.

Our share of pellets produced at the Wabush operation in Canada represents approximately five percent of our North American iron ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $100 million in outstanding revolving and term loans at September 30, 2008 with a floating interest rate and no corresponding fixed rate swap, a 100 basis point change to the LIBOR rate would result in a change of $1.0 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

Nonperformance and Liquidity Risks

The current global financial and credit crisis could adversely affect our business and financial results. Some of our customers have announced curtailments of production, which could adversely affect the demand for our iron ore and coal products. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability. We are not able to predict the impact the current global financial and credit crisis will have on our operations and the industry in general going forward.

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

Approximately 6.8 percent of our U.S. pension trust assets and 2.4 percent of VEBA assets are exposed to sub prime risk, all of which are investment grade and fully collateralized by properties. These investments primarily include Mortgage-Backed Securities and the Home Equity subset of the Asset-Backed Securities sector with AAA and AA credit quality ratings. The over-collateralization of the arrangements mitigates the potential for principal loss in these tranches, and the securities held have not been subject to rating downgrades to date. The U.S. pension and VEBA trusts have no allocations to mortgage-related collateralized debt obligations.

Volatile Energy and Fuel Costs

The volatile cost of energy and supplies is an important issue affecting our production costs, primarily in relation to our iron ore operations. Recent trends have shown that although electric power, natural gas, and oil costs are declining, the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American iron ore mining ventures consumed approximately 9.5 million MMBtu’s of natural gas at an average delivered price of $9.52 per MMBtu, and 16.0 million gallons of diesel fuel at an average delivered price of $3.30 per gallon in the first nine months of 2008. Consumption of diesel fuel by our Asia-Pacific Operations was approximately 4.2 million gallons for the same period. As of September 30, 2008 we have 1.8 million MMBtu’s of natural gas, representing approximately 55 percent of our fourth quarter 2008 natural gas requirements, purchased forward at an average price of $8.93 per MMBtu. We also have 936 thousand gallons of diesel fuel, representing approximately 15 percent of our fourth quarter 2008 requirements, purchased forward at $2.12 per gallon for our North American iron ore mining ventures. Such contracts are a means to limit our exposure to potential future market price increases.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At September 30, 2008, the notional amount of the outstanding forward contracts was $44.9 million, with an unrecognized fair value net loss of $0.7 million based on September 30, 2008 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $4.4 million.

OUTLOOK

The following outlook represents an estimate based upon current expectations; however, economic uncertainty, tightening of credit facilities and reductions in steel production have collectively reduced the degree of certainty with which we can forecast near-term sales and production volumes.

North American Iron Ore

In 2008, we expect revenue per ton in our North American Iron Ore segment to average $91 and cost per ton to average $57.

Based on supply agreement commitments, we expect North American Iron Ore sales volume of approximately 25 million long tons in 2008.

Assuming no changes in sales volumes, World Pellet Prices, producer price indices or steel pricing (all adjustment factors that determine our pricing in North American Iron Ore), average realized price per ton in our North American Iron Ore segment in 2009 will increase approximately 18 percent to $107. This increase is based on contractual base-price adjustments, lag-year adjustments and price caps contained in most of our current supply agreements. Increases or decreases in sales volume, World Pellet Prices, production inputs and/or steel prices will impact 2009 average revenue per long ton.

North American Coal Update

Revenue per ton in our North American Coal segment is expected to average $93 for 2008, and cost per ton is anticipated to reach approximately $97, consistent with previously disclosed estimates. Production in 2008 is currently planned to reach approximately 3.6 million short tons.

We continue to refine and enhance the long-term mine plan and development activities at each of our North American Coal properties. These actions are designed to optimize production and, in 2009, result in expected production of approximately 4.6 million short tons.

Asia-Pacific Iron Ore Outlook

We expect average per-tonne revenue to be approximately $98 and cost per tonne is expected to be $58 for 2008, both consistent with previously disclosed guidance. These estimates represent respective per-tonne revenue and cost increases of 80 percent and 35 percent versus 2007 levels.

We currently expect full-year Asia-Pacific Iron Ore production and sales volume of approximately 8 million tonnes.

Sonoma Coal Project Outlook

We have a 45 percent economic interest in the Sonoma project and expect total production of approximately 2.5 million tonnes for 2008. Sonoma is expected to have sales volume of 2.1 million tonnes and generate average revenue of $131 per tonne in 2008. Per-tonne costs at Sonoma are expected to be $73.

Amapá Iron Ore Project Update

In the third quarter, our new partner in the Amapá project, Anglo-American, closed its acquisition of MMX’s 70 percent share of the project and assumed management control over the venture. Anglo-American has indicated that it plans to complete construction of the concentrator and continue to ramp-up operations. Production and sales in 2008 are expected to total approximately 1 million tonnes. Based on production delays and lower volumes, we expect to incur significant equity losses in 2008.

Other Expectations

Our total operating expenses, excluding mark-to-market adjustments in currency hedges in our Asia-Pacific Iron Ore segment, are anticipated to be approximately $140 million in 2008. We anticipate an effective tax rate of approximately 26 percent for the year. We also expect 2008 capital expenditures of approximately $240 million and depreciation and amortization of approximately $180 million.

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

On March 20, 2008, Dofasco commenced this action against both Cliffs and U. S. Steel. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously. On May 14, 2008 U. S. Steel filed a Notice of Motion to dismiss the action. We filed an identical Notice of Motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008. A ruling from the court is still pending.

Alabama Dust Litigation. In 1996 and 1997, two cases (White, et al. v. USX Corporation, et al., and Weekley, et al. v. USX Corporation, et al.) were brought alleging that dust from the Concord Coal

Preparation Plant damaged properties in the area. In 2002, the parties entered into settlement agreements with the former owner in exchange for a lump sum payment and the agreement to implement remedial measures. However, the plaintiffs were not required to dismiss their claims. PinnOak was added to these cases in 2004 and 2006. The plaintiffs in both these matters sought additional remediation measures, and Cliffs opposed that request. Currently, Cliffs is in discussions with the plaintiffs regarding a potential amendment to the settlement of the White matter, which would be subject to approval by the court. Any resolution of the matter would involve monitoring the level of particulate emissions from the Concord Coal Preparation Plant and implementing further remedial measures as necessary, and any amounts ultimately paid in connection with this case would not be material. The Weekley case is currently pending before the Supreme Court of Alabama on a petition for writ of mandamus, arguing that the case should be dismissed in light of the White class action. In addition to the two cases noted above, in 2004 approximately 160 individual plaintiffs brought an action (Waid, et al. v. U.S. Steel Mining Company, et al.) against PinnOak asserting injuries arising from particulate emissions from the Concord Coal Preparation Plant. The Waid case is also currently pending before the Supreme Court of Alabama on a petition for writ of mandamus, arguing that the case should be dismissed in light of the White class action. In 2006, in Gamble, et al. v. PinnOak Resources, LLC, et al., 13 plaintiffs brought an action against PinnOak related to the operation of the Concord Coal Preparation Plant. These plaintiffs asserted that dangerous levels of coal dust emissions had been allowed to accumulate at that facility. Cliffs denied this allegation, and on April 15, 2008, the United States District Court for the Northern District of Alabama, Southern Division, dismissed the case without prejudice for lack of standing on the part of the plaintiffs.

Tilden Mine Threatened Pattern of Violations. On June 17, 2008, MSHA notified Tilden that it had conducted an initial screening of Tilden’s compliance record. MSHA’s notice indicated that based upon the screening a potential pattern of violations existed at the mine. Tilden met with MSHA on July 17, 2008 and presented a citation mitigation plan for the operation. Subsequently, MSHA inspected Tilden, and on September 18, 2008, MSHA notified Tilden that, upon MSHA’s review of the progress of the mitigation plan, its determination is that a potential pattern of violations does not exist at Tilden.

M.M. Silta, Inc. v. Cleveland-Cliffs Inc et al. In August 2006, M.M. Silta, Inc., or Silta, sued Cliffs and two of its subsidiaries, Cliffs Mining Company and Cliffs Erie, L.L.C., or Cliffs Erie, for breach of two separate contracts entered into between Silta and Cliffs Erie. Silta alleged that Cliffs Erie had breached both a reclamation services agreement, pursuant to which Silta recovered, screened and loaded recovered iron ore pellets, chips and fines from the ore yard at the former LTVSMC, and a breaker sales agreement, pursuant to which Silta purchased for scrap certain circuit breakers located in the processing plant at the former LTVSMC. This dispute went to trial in March 2008. On March 13, 2008, a jury ruled in favor of Cliffs in connection with the alleged breach of the reclamation services agreement and in favor of Silta on the alleged breach of the breaker sales agreement, awarding Silta $6.8 million. Cliffs filed a motion with the trial court for judgment as a matter of law and a motion for a new trial, both of which were denied by the trial court. A notice of appeal was filed, but no briefs have been filed to date.

United Taconite Air Emissions Matter. On March 27, 2008, United Taconite received a DSA from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 when Cliffs first acquired its interest in the mine. The DSA requires the facility to install continuous emissions monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and proposes a civil penalty in an amount to be determined. While United Taconite does not agree with MPCA’s allegations, United Taconite and the MPCA continue discussions on the matter with the intent of working toward a mutual resolution.

Northshore Air Permit Matters. On December 16, 2006, Northshore submitted an application to the MPCA for an administrative amendment to its air pollution operating permit. The proposed amendment requested the deletion of a term in the air permit that was derived from a court case brought against the Silver Bay taconite operations in 1972. The permit term incorporated elements of the court-ordered requirement to reduce fiber emissions to below a medically significant level by installing controls that would be deemed adequate if the fiber levels in Silver Bay were below those of a “control city such as St. Paul”. Cliffs requested deletion of this “control city” permit requirement on the grounds that the court-ordered requirements had been satisfied more than 20 years ago and should no longer be included in the permit. The MPCA denied Cliffs’ application on February 23, 2007. Cliffs appealed the denial to the Minnesota Court of Appeals. The court of appeals ruled in MPCA’s favor. Subsequent to the court of appeals’ ruling, Northshore filed a major permit amendment on August 28, 2008 to remove the control city requirement from its permit. The permit amendment is currently pending.

Subsequent to the filing of the appeal, the MPCA alleged that Northshore was in violation of the control city standard based on new data that the MPCA collected showing that current fiber levels in St. Paul were lower than in Silver Bay for a period in 2007. Northshore filed a motion with the U.S. District Court for the District of Minnesota to re-open the original Reserve Mining case, requesting that the court declare the control city standard satisfied and the court’s injunction voided, or if the control city standard remained in effect, clarify that it was a fixed standard set at the 1980 level rather than a moving standard, referred to as the federal suit. Shortly thereafter, the Save Lake Superior Association and the Sierra Club filed a lawsuit in U.S. District Court for the District of Minnesota with respect to alleged violations of the control city standard, referred to as the citizens’ suit. On September 20, 2007, the court granted Northshore’s motion to stay the citizen’s suit pending resolution of the federal suit. A joint stipulation for dismissal with prejudice of the citizens’ suit is pending before the court.

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

On July 28, 2008, the MPCA issued a NOV to Northshore alleging violations related to the control city standard for the period of March 2006 through October 2007, specifically with respect to MPCA’s interpretation of the control city standard’s emission limits and related monitoring and reporting requirements. The NOV states that Northshore has been in compliance with MPCA’s interpretation of the standard since October 2007, but requires corrective actions relating to operating and maintaining facilities of treatment and control to remain in compliance. Although the NOV does not seek civil penalties, it contains various requests for information and reserves the right for MPCA to take further action. Northshore disputes the allegations contained in the NOV and is currently assessing its legal/administrative options.

Additionally, as part of Northshore’s permitting of the restart of Furnace 5, Northshore is required to certify compliance with air emission standards within 180 days of operation. During the scheduled compliance testing for Furnace 5, Northshore experienced abnormal operating difficulties and was thereby unable to certify compliance. Due to changes in market demand, Furnace 5 has been idled. Northshore will perform retesting as soon as Furnace 5 returns to normal operating conditions and anticipates meeting the required limits. Accordingly, Northshore will take appropriate steps to establish compliance with MPCA.

American Steamship Litigation. One of Cliffs’ subsidiaries, Cliffs Sales Company, currently contracts with American Steamship Company, or ASC, for the transportation of iron ore pellets from various ports on the Great Lakes to a blast furnace ore dock in Cleveland, Ohio. There are nine years remaining on that contract and Cliffs filed suit against ASC on February 21, 2007 alleging breach of contract and unjust enrichment claims for damages in connection with overcharges by ASC for fuel adjustments. Cliffs also requested declaratory relief for the fuel adjustment provisions of the contract as well as with respect to ASC’s obligation to shuttle iron ore. On May 18, 2007, ASC filed its own action against Cliffs Sales Company and adding Northshore Mining Company and Oglebay Norton Marine Services Company, LLC, as parties. ASC requested declaratory relief stating that its fuel adjustment charges were proper and that it had no obligation to shuttle iron ore during the winter. ASC also requested damages in connection with an alleged anticipatory breach of the contract based on Cliffs’ breach of contract claims. Both cases were consolidated for purposes of discovery. On May 20, 2008, a jury returned a verdict in favor of Cliffs Sales Company with respect to overcharges for fuel adjustments. The jury awarded Cliffs Sales Company damages totaling $3.7 million. It was determined that Oglebay Norton was responsible for $1.7 million of the damages and ASC was responsible for the remaining $2.0 million of damages to Cliffs. The jury stated that ASC could only charge an additional half cent fuel surcharge on shuttles to a blast furnace ore dock in Cleveland, Ohio when the ore was delivered to Cleveland Bulk Terminal by a non-ASC vessel. The jury found against Cliffs Sales Company finding that ASC was not obligated to provide winter shuttle service. Cliffs Sales Company filed a motion for the payment of interest on the amounts due to Cliffs Sales Company, as well as for Cliffs’ costs for trying. ASC and Oglebay Norton’s motions for new trial and for judgment as a matter of law were denied. ASC and Oglebay Norton have both agreed not to file an appeal.

ITEM 1A.	Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Risks Associated with our Business

The current disruption in the credit markets has created uncertainty and could adversely affect Cliffs’ business.

The current global financial and credit crisis could adversely affect our business and financial results. Some of our customers have announced curtailments of production, which could adversely affect the demand for our iron ore and coal products. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability. We are not able to predict the impact the current global financial and credit crisis will have on our operations and the industry in general going forward.

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

Risks Relating to the Merger with Alpha Natural Resources

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

The approval of the issuance of our common shares pursuant to the terms of the merger agreement with Alpha requires the affirmative vote of at least two-thirds of the votes entitled to be cast by the holders of our outstanding common shares and preferred shares, voting together as a class. As a result, the failure of Harbinger Capital Partners, which, according to an amendment to Schedule 13D, filed with the SEC on August 14, 2008, beneficially owned 16,616,472 common shares on October 6, 2008, the record date for the special meeting for approval of the merger with Alpha Natural Resources, to vote in favor of the issuance of our common shares in the merger would significantly decrease the likelihood that the merger will be completed. On a number of occasions, Harbinger Capital Partners publicly stated that it did not believe that the merger would be in the best interests of our shareholders. If Harbinger Capital Partners and/or other significant shareholders of ours oppose the merger, then our ability to obtain our required shareholder approval will be adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to our VNQDC Plan, we sold a total of 411 common shares, par value $0.125 per share, of Cliffs Natural Resources Inc. (“Common Shares”) for an aggregate consideration of $34,356.23 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by three officers and two mine managers under the VNQDC Plan. The following transactions occurred:

Date	Shares (#)	Price per Share ($)	Total Purchase Price ($)
7/15/08	4	$108.86	435.44
7/28/08	273	101.03	27,579.83
8/15/08	5	95.17	475.85
8/25/08	124	44.16	5,476.08
9/15/08	5	77.81	389.03

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 – July 31 2008	164 (2)	109.90	-	2,495,400
August 1 - 31, 2008	-	-	-	2,495,400
September 1 - 30, 2008	-	-	-	2,495,400

Total	164	109.90	-	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the third quarter under this program.

(2)

On July 31, 2008, we acquired 164 shares pursuant to a scheduled distribution election from a VNQDC Plan participant. The shares were repurchased by the Company to satisfy the tax withholding obligation of that participant pursuant to the distribution.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 68.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date:	October 31, 2008	By	/s/ Laurie Brlas
Laurie Brlas
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
2(a)

# Purchase and Sale Agreement by and among Cliffs UTAC Holding LLC, Cliffs Natural Resources Inc., United Mining Co. Ltd., and Laiwu Steel Group Ltd. dated July 11, 2008 (filed as Exhibit 2(a) to Form 10-Q on July 31, 2008 and incorporated by reference)

Not Applicable

2(b)

# Agreement and Plan of Merger dated as of July 15, 2008 by and among Cliffs Natural Resources Inc., Alpha Merger Sub, Inc. (formerly known as Daily Double Acquisition, Inc.), and Alpha Natural Resources, Inc. (filed as Exhibit 2(a) to Form 8-K on July 17, 2008 and incorporated by reference)

Not Applicable

3(a)

Amendment No. 4 to the Cliffs Natural Resources Inc. Amended Articles of Incorporation as filed with the Secretary of State of Ohio on October 3, 2008 (filed as Exhibit 3(e) to Amendment No. 2 to the Registration Statement on Form S-4 of Cliffs Natural Resources Inc. on October 15, 2008 and incorporated by reference)

Not Applicable

4(a)	Form of Common Stock Certificate	Filed Herewith

4(b)	Form of Series A-2 Preferred Stock Certificate	Filed Herewith

4(c)

Rights Agreement, dated October 13, 2008 by and between Cliffs Natural Resources Inc. and Computershare Trust Company, N.A. as Rights Agent (filed as Exhibit 4(a) to Form 8-A to the Registration Statement on October 14, 2008 and incorporated by reference)

Not Applicable

# The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and exchange Commission upon request.

4(d)

Second Amendment to Multicurrency Credit Agreement among Cliffs Natural Resources Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and certain financial other institutions dated October 24, 2008 (filed as Exhibit 4(a) to Form 8-K on October 30, 2008 and incorporated by reference)

Not Applicable

4(e)

Term Loan Agreement, dated as of October 24, 2008, by and among Cliffs Natural Resources Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, The Royal Bank of Scotland PLC, Citibank N.A., The Bank of Nova Scotia and Commonwealth Bank of Australia, as Documentation Agents and the other financial institutions party thereto as lenders (filed as Exhibit 4(a) to Form 8-K on October 30, 2008 and incorporated by reference)

Not Applicable

10(a)

Payment Agreement among Cliffs Natural Resources Inc., Cliffs Mining Company, The Regent Investment Company, L.P., Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)1, L.P., Questor General Partner II, L.P., and PinnOak Resources Employee Equity Incentive Plan, LLC entered into October 3, 2008 (filed as Exhibit 10(a) to the Registration Statement on Form S-3 on October 7, 2008 and incorporated by reference)

Not Applicable

10(b)	* Separation Agreement by and between Randy L. Kummer and Cliffs Natural Resources Inc. dated October 2, 2008 and effective as of October 3, 2008	Filed Herewith

10(c)

Registration Rights Agreement, dated as of July 11, 2008 by and between Cliffs Natural Resources Inc. and United Mining Co., Ltd. (filed as Exhibit 10(e) to Form 10-Q on July 31, 2008 and incorporated by reference)

Not Applicable

10(d)	* First Amendment to Cleveland-Cliffs Inc 2007 Incentive Equity Plan dated as of August 11, 2008 (filed as Exhibit 10(b) of Form 8-K on August 14, 2008)	Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of October 30, 2008

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of October 30, 2008

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of October 30, 2008

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of October 30, 2008

Filed Herewith

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of this Report.