Form 10-K
period 2008-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2009-02-26
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 1-8944

CLIFFS NATURAL RESOURCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1464672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Public Square, Cleveland, Ohio	44114-2315
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 694-5700

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $0.125 per share	New York Stock Exchange and Chicago Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES  ☒            NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      YES  ☐             NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒            NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐            NO  ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $119.19 per share as reported on the New York Stock Exchange —Composite Index was $12,030,180,194 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 113,527,411 as of February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held on May 12, 2009 are incorporated by reference into Part III.

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. (formerly known as Cleveland-Cliffs Inc) and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
AAA	American Arbitration Association
AEPA	Australian Environmental Protection Authority
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
Anglo	Anglo American plc
AOC	Administrative Order by Consent
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ARB	Accounting Research Bulletin
ArcelorMittal USA	ArcelorMittal USA Inc.
ARS	Auction rate securities
ASC	American Steamship Company
ASX	Australian Stock Exchange
AusQuest	AusQuest Limited
BART	Best Available Retrofit Technology
BHP	BHP Billiton
CAC	Cliffs Australia Coal Pty Ltd.
CAIR	Clean Air Interstate Rule
CAL	Cliffs and Associates Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Centennial Amapá	Centennial Asset Participações Amapá S.A.
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Cockatoo Island	Cockatoo Island Joint Venture
DEP	Department of Environment Protection
Directors’ Plan	1996 Nonemployee Directors’ Compensation Plan, as amended and restated 1/1/2005
DNR	Department of Natural Resources
Dofasco	ArcelorMittal Dofasco Inc.
DSA	Draft stipulation agreement
EAF	Electric arc furnace
East Greenfield	East Greenfield Investors, LLC
EAW	Environmental Assessment Worksheet
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Ferrominera	C.V.G. Ferrominera Orinoco C.A. of Venezuela
F.O.B.	Free on board
FSP	FASB Staff Position
GAM	Group Annuity Mortality
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
Golden West	Golden West Resources Ltd.
GRI	Global Reporting Initiative

Abbreviation or acronym	Term
HAP	Hazardous air pollutants
Harbinger	Harbinger Capital Partners
HBI	Hot Briquette Iron
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
IRS	Internal Revenue Service
ISO	International Standards Organization
Ispat	Ispat Inland Steel Company
JORC	Joint Ore Reserves Code
Kobe Steel	Kobe Steel, LTD.
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
MACT	Maximum Achievable Control Technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDEQ	Michigan Department of Environmental Quality
MMBTU	Million British Thermal Units
MMX	MMX Mineração e Metálicos S.A.
MP	Minnesota Power, Inc.
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MSHA	Mine Safety and Health Administration
NBCWA	National Bituminous Coal Wage Agreement
NDEP	Nevada Department of Environmental Protection
NLRB	National Labor Relations Board
NPDES	National Pollutant Discharge Elimination System
Northshore	Northshore Mining Company
NOV	Notice of Violation
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
PBO	Projected benefit obligation
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated Biphenyl
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
PolyMet	PolyMet Mining Inc.
Portman	Portman Limited (now known as Cliffs Asia Pacific Iron Ore Holdings Pty Ltd)
PPI	Producers Price Indices
PRP	Potentially responsible party
Qcoal	Qcoal Pty Ltd
Renewafuel	Renewafuel, LLC
RONA	Return on net assets
RTWG	Rio Tinto Working Group

Abbreviation or acronym	Term
SAB	Staff Accounting Bulletin
SAR	Stock Appreciation Rights
SEC	United States Securities and Exchange Commission
Severstal	Severstal North America, Inc.
Severstal Warren	Severstal Warren, Inc., formerly known as WCI Steel Inc.
SFAS	Statement of Financial Accounting Standards
Silver Bay Power	Silver Bay Power Company
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Sonoma Sales	Sonoma Sales Pty Ltd
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
TMDL	Total Maximum Daily Load
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Shareholder Return
UMWA	United Mineworkers of America
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WAEPA	Western Australian Environmental Protection Agency
Weirton	ArcelorMittal Weirton Inc.
WEPCO	Wisconsin Electric Power Company
Wheeling	Wheeling-Pittsburgh Steel Corporation
WVEPA	West Virginia Environmental Protection Agency

PART I

Item 1.    Business.

Introduction

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. We are the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. With core values of environmental and capital stewardship, our colleagues across the globe endeavor to provide all stakeholders operating and financial transparency as embodied in the GRI framework. Our company is organized according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore.

In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and two coking coal mining complexes located in West Virginia and Alabama. Our Asia Pacific operations include full ownership of Portman, which is comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, as well as a number of smaller greenfield projects not yet in production.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets.

Recent Developments

In recent years, we have undergone a strategic transformation to an international mining and natural resources company from our historic business model as a mine manager for the integrated steel industry in North America. Our growth within the U.S., combined with our investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as metallurgical coal, illustrate the execution of this strategy. While ever-conscious of the challenges associated with the current economic environment, we continue to identify low-risk opportunities to grow and at the same time position ourselves to deal with the uncertainties that lie ahead. In 2008, we continued our strategic growth and transformation to an international mining and natural resources company through the following transactions:

Portman.    On May 21, 2008, Portman announced a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. At that time, we owned approximately 80.4 percent of 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent. On September 10, 2008, we announced an off-market takeover offer to acquire all of the shares in Portman that we did not already own. The off-market tender offer for Portman closed on November 3, 2008, at which time we had received tenders of Portman shares sufficient to give us a 99.3 percent ownership interest in Portman’s outstanding shares. We subsequently proceeded with a compulsory acquisition of the remaining shares and as of December 31, 2008 had full ownership of Portman.

AusQuest.    On September 11, 2008, we announced a strategic alliance and subscription and option agreement with AusQuest, a publicly-traded minerals exploration company in Australia whose shares are traded on the ASX. Under the agreement, we acquired a 30 percent fully diluted interest in AusQuest through a staged issuance of shares and options. With the approval of AusQuest’s shareholders and clearance from the Australian Foreign Investment Review Board, we made an initial $18.0 million (A$26 million) investment at $0.28 per share (A$0.40 per share) and appointed a representative to the AusQuest board of directors. This strategic alliance provides us with both the right to participate in AusQuest’s future raising of capital, as well as certain rights in relation to any future sale or other disposal of AusQuest’s explorative assets.

United Taconite.    Effective July 1, 2008, we acquired the remaining 30 percent interest in United Taconite from Laiwu Steel Group, Ltd. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Total consideration paid for the acquisition was approximately $450.7 million, which was comprised of $104.4 million in cash, 4.3 million of our common shares and 1.2 million tons of iron ore pellets.

Michigan Expansion Projects.    In the third quarter of 2008 we announced a capital expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. The project will require approximately $290.4 million of incremental capital investment and is expected to allow the Empire mine to produce at three million tons annually through 2017 and increase Tilden mine production by more than two million tons annually. However, based upon the economic downturn and its impact on the steel industry, the expansion project has been delayed until the demand for iron ore pellets improves.

Golden West.    During 2008, Portman acquired 24.3 million shares of Golden West, a Western Australia iron ore exploration company. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 126 million metric tons of ore. The investment provides Portman a strategic interest in Golden West and Wiluna West. Our ownership in Golden West represents approximately 17 percent of its outstanding shares at December 31, 2008. Acquisition of the shares represented an original investment of approximately $22 million. However, our investment has been adversely affected by the global economic recession, which began to impact the metals and mining industry primarily in the fourth quarter of 2008. As a result of the global economic crisis and the corresponding uncertainties in the market, we recorded an impairment charge of $17.1 million on our investment in Golden West in December 2008.

In addition, effective October 15, 2008, we amended our articles of incorporation to change the name of the corporation to Cliffs Natural Resources Inc. As we enter a new era of expansion and diversification designed to achieve scale in the mining and natural resources industry, we believe the name “Cliffs Natural Resources” will promote better understanding of our strategy and vision among current and prospective customers, partners and investors, particularly in new markets and overseas.

Business Segments

Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore. The Asia Pacific Coal and Latin American Iron Ore businesses, which are in the early stages of production, do not meet the criteria for reportable segments, and therefore, we have a total of three reportable segments.

All North American business segments are headquartered in Cleveland, Ohio. Offices in Duluth, Minnesota, have shared services groups supporting the North American business segments. Our Technology Group is located in Ishpeming, Michigan. Our Asia Pacific headquarters are located in Perth, Australia, and our Latin American headquarters are located in Rio de Janeiro, Brazil. Cliffs International Mineração Brasil, Ltda and Cliffs Natural Resources Pty Ltd, formerly known as Cliffs Asia-Pacific Pty Limited, provide technical and administrative support for our assets in Latin America and Australia, respectively, as well as new business development services in these regions.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company. Financial information about our segments is included in Item 7 and NOTE 6 — SEGMENT REPORTING included in Item 8 of this Annual Report on Form 10-K.

North American Iron Ore

We are the largest producer of iron ore pellets in North America and primarily sell our production to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have a rated capacity of 38.1 million tons of iron ore pellet production annually, representing approximately 46 percent of total North American pellet production capacity. Based on our percentage ownership of the North American mines we currently operate, our share of the rated pellet production capacity is currently 25.5 million tons annually, representing approximately 31 percent of total North American annual pellet capacity.

The following chart summarizes the estimated annual production capacity and percentage of total North American pellet production capacity for each of the North American iron ore pellet producers as of December 31, 2008:

North American Iron Ore Pellet

Annual Rated Capacity Tonnage

	Current Estimated Capacity (Gross Tons of Raw Ore in Millions)	Percent of Total North American Capacity
All Cliffs’ managed mines	38.1	46.0%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.6	17.7
Keewatin Taconite	5.4	6.5

Total U.S. Steel	20.0	24.2
ArcelorMittal USA Minorca mine	2.9	3.5

Total other U.S. mines	22.9	27.7
Other Canadian mines
Iron Ore Company of Canada	12.8	15.5
Quebec Cartier Mining Co.	8.9	10.8

Total other Canadian mines	21.7	26.3

Total North American mines	82.7	100.0%

We sell our share of North American iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions.

For the year ended December 31, 2008, we produced a total of 35.2 million tons of iron ore pellets, including 22.9 million tons for our account and 12.3 million tons on behalf of steel company owners of the mines.

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

Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrates into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. “High manganese” pellets are the pellets produced at our Canadian Wabush operation where there is more natural manganese in the crude ore than is found at our other operations. The manganese contained in the iron ore mined at Wabush cannot be entirely removed during the concentrating process. Wabush produces pellets with two levels of manganese, both in standard and fluxed grades.

It is not possible to produce pellets with identical physical and chemical properties from each of our mining and processing operations. The grade or grades of pellets purchased by and delivered to each customer are based on that customer’s preferences and availability.

Each of our North American Iron Ore mines is located near the Great Lakes or, in the case of Wabush, near the St. Lawrence Seaway, which is connected to the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to steelmakers in the U.S. or Canada.

North American Iron Ore Customers

Our North American Iron Ore revenues are primarily derived from sales of iron ore pellets to the North American integrated steel industry, consisting of eight major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements is largely dependent on customer requirements, and in many cases, we are the sole supplier of iron ore pellets to the customer. Each agreement has a base price that is adjusted annually using one or more adjustment factors. Factors that can adjust price include international pellet prices, measures of general industrial inflation and steel prices. One of our supply agreements has a provision that limits the amount of price increase or decrease in any given year.

During 2008, 2007 and 2006, we sold 22.7 million, 22.3 million and 20.4 million tons of iron ore pellets, respectively, from our share of the production from our North American Iron Ore mines. The segment’s five largest customers together accounted for a total of 84, 83 and 91 percent of North American Iron Ore product revenues for the years 2008, 2007 and 2006, respectively. Refer to Concentration of Customers within Item 1 — Business, for additional information regarding our major customers.

We received cash payment for approximately 24 million tons of iron ore sales in 2008. However, due to the timing of shipping schedules with certain customers, under accounting guidance for “bill and hold” sales, revenue recognition for approximately 1.2 million tons of iron ore will be deferred until the product is delivered.

North American Iron Ore Term Supply Agreements

Our term supply agreements in North America expire between the end of 2011 and the end of 2022. The weighted average remaining duration is six years.

Our North American Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales. At December 31, 2008 and 2007, we had approximately 0.4 million and 0.8 million tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.

ArcelorMittal

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

From 2006 through 2010, ArcelorMittal USA is obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis. The umbrella agreement also sets the minimum annual tonnage at ArcelorMittal USA’s approximately budgeted usage levels through 2010, with pricing based on the facility to which the pellets are delivered. The terms of the umbrella agreement allow ArcelorMittal USA to manage its ore inventory levels through buydown provisions, which permit it to reduce its tonnage purchase obligation each year at a specified price per ton, and through deferral provisions, which permit ArcelorMittal USA to defer a portion of its annual tonnage purchase obligation. ArcelorMittal USA has opted to defer the purchase of 550,000 tons from 2009 to 2010. The umbrella agreement also provides for consistent nomination procedures through 2010 across all three iron ore pellet supply agreements. In addition, pursuant to an arbitration ruling on December 23, 2008, ArcelorMittal is permitted to nominate tonnage for export out of the U.S. to any facility owned by ArcelorMittal in 2009 and 2010. This ability to nominate tonnage for export will cease when the Umbrella Agreement expires at the end of 2010. For additional information regarding the litigation, refer to Part 1 — Item 3, Legal Proceedings.

If, at the end of the umbrella agreement term in 2010, a new agreement is not executed, our pellet supply agreements with ArcelorMittal USA prior to executing the umbrella agreement will again become the basis for supplying pellets to ArcelorMittal USA:

Facility	Agreement Expiration
Cleveland Works and Indiana Harbor West facilities	2016
Indiana Harbor East facility	2015
Weirton facility	2018

ArcelorMittal USA is a 62.3 percent equity participant in Hibbing and a 21 percent equity partner in Empire with limited rights and obligations and a 28.6 percent participant in Wabush through Dofasco, a subsidiary of ArcelorMittal USA. In 2008, 2007 and 2006, our North American Iron Ore pellet sales to ArcelorMittal USA were 9.9, 10.3, and 9.1 million tons, respectively.

Algoma

Algoma is a Canadian steelmaker and a subsidiary of Essar Steel Holdings Limited. We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016. Our annual obligation is capped at four million tons with our option to supply additional pellets. Pricing under the agreement with Algoma is based on a formula which includes international pellet prices. The agreement also provides that, in 2008, 2011 and 2014, either party may request a price negotiation if prices under the agreement with Algoma differ from a specified benchmark price. On January 3, 2008, Algoma requested price renegotiation for 2008 pursuant to a price re-opener in the agreement. On May 30, 2008, we entered into a binding term sheet with Algoma amending the term supply agreement. The term sheet established the price for 2008 and provided for the sale of additional tonnage to Algoma in 2008 and 2009. Approximately 0.6 million tons of the 2008 tonnage will be delivered and paid for in the first quarter of 2009. Pricing and tonnage outside of the term sheet for 2009 and beyond will be determined in accordance with the original terms of the agreement with Algoma. We sold 4.1 million, 2.9 million and 3.5 million tons to Algoma in 2008, 2007 and 2006, respectively.

Severstal

In January 2006, we entered into an Amended and Restated Pellet Sale and Purchase Agreement dated and effective January 1, 2006, whereby we are the sole supplier of iron ore pellets through 2012 to Severstal’s Dearborn facility. The agreement with Severstal contains certain minimum purchase requirements for certain years. We sold 4.6 million, 3.0 million and 3.7 million tons to Severstal in 2008, 2007 and 2006, respectively.

On April 30, 2008, we entered into a binding term sheet with Severstal regarding an amendment and extension of the agreement with Severstal. The term sheet governs the performance of the parties under the agreement until such time as the parties execute a definitive written agreement. Pursuant to the term sheet, the term of the agreement was extended with Severstal an additional 10 years, subject to automatic renewals unless terminated by prior written notice. The agreement provides that we must supply all of Severstal’s blast furnace pellet requirements for its Dearborn, Michigan facility during the term of the agreement, subject to specified minimum and maximum requirements in certain years.

On July 7, 2008, Severstal acquired WCI Steel Inc., located in Warren, Ohio. In 2004, we had entered into an agreement with the former WCI to supply, beginning in 2006 and thereafter, 100 percent of WCI’s annual requirements up to a maximum of two million tons of iron ore pellets. The 2004 agreement is for a ten-year term, which commenced on January 1, 2005. Severstal Warren assumed the 2004 agreement. We sold 1.4 million, 1.5 million and 1.6 million tons to Severstal Warren in 2008, 2007 and 2006, respectively.

On August 5, 2008, Severstal acquired Esmark Incorporated, a manufacturer of and distributor of flat rolled and other steel products. At the time of the acquisition, we were a supplier to Esmark’s subsidiary, Wheeling-Pittsburgh Steel Corporation. Under the terms of a 2006 agreement, we supply certain iron ore pellets through and including 2011, equal to 25 percent of Wheeling’s total annual iron ore pellet tonnage requirements required for consumption in Wheeling’s iron and steel making facilities in any year at any of Wheeling’s facilities in Steubenville/Mingo Junction, Ohio. Severstal assumed the 2006 agreement. The term of the agreement with Wheeling is subject to automatic annual renewals unless terminated by no less than 24 months’ prior written notification.

U.S. Steel Canada Inc.

U.S. Steel Canada is a 44.6 percent participant in Wabush. In addition, the domestic subsidiaries of U.S. Steel Canada own 14.7 percent of Hibbing and 15 percent of Tilden.

In December 2006, we executed a binding pellet supply term sheet with U.S. Steel Canada with respect to a seven-year supply agreement to provide their Lake Erie Steel and Hamilton Steel facilities excess pellet requirements above the amount supplied from their ownership interest at Hibbing, Tilden and Wabush. Pellet sales to U.S. Steel Canada totaled 1.4 million, 1.2 million and 0.9 million tons in 2008, 2007 and 2006, respectively.

North American Coal

We are a supplier of metallurgical coal in North America. We own and operate two North American coking coal mining complexes located in West Virginia and Alabama that currently have a rated capacity of 6.5 million short tons of production annually. For the year ended December 31, 2008, we sold a total of 3.2 million tons, compared with 1.2 million tons for the five months ended December 31, 2007. Each of our North American coal mines are positioned near rail or barge lines providing access to international shipping ports, which allows for export of our coal production.

North American Coal Customers

North American Coal’s production is sold to global integrated steel and coke producers in Europe, South America and North America. Approximately 84 percent of our 2008 production was committed under one-year contracts. This compares with approximately 45 percent of our 2009 production as of December 31, 2008, which has been committed under new one-year contracts and carryover tonnage. However, domestic negotiations are still ongoing, and international negotiations have recently begun. Customer contracts in North America typically are negotiated on a calendar year basis with international contracts negotiated as of March 31.

Exports and domestic sales represented 56 percent and 44 percent, respectively, of our North American Coal sales in 2008. This is compared with 66 percent and 34 percent, respectively, in 2007. Total sales to two customers of our North American Coal segment comprised more than 10 percent of our consolidated product revenue in 2008 when combined with sales to the customers by each of our other business segments. Refer to Concentration of Customers within Item 1 – Business, for additional information.

Asia Pacific Iron Ore

Our Asia Pacific Iron Ore segment is comprised of Portman, an Australian iron ore mining company, of which we own 100 percent as of December 31, 2008.

Our Asia Pacific Iron Ore operations are located in Western Australia and include our 100 percent owned Koolyanobbing complex and our 50 percent equity interest in Cockatoo Island. We serve the Asian iron ore markets with direct-shipping fines and lump ore. Production in 2008 (excluding our 0.4 million tonne share of Cockatoo Island) was 7.3 million tonnes, compared with 7.7 million tonnes in 2007.

These two operations supply a total of four direct-shipping export products to Asia via the global seaborne trade market. Koolyanobbing produces a standard lump and fines product as well as a low grade fines product.

Cockatoo Island produces and exports a single premium fines product. Portman lump products are directly charged to the blast furnace, while the fines products are used as sinter feed. The variation in Portman’s four export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of the customers.

Koolyanobbing is a collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 100 kilometers separating the three mining areas. Banded iron formations host the mineralization which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes, and in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together.

Blending is undertaken at Koolyanobbing, where the crushing and screening plant is located. Standard and low grade products are produced in separate production runs. Once the blended ore has been crushed and screened into a direct shipping product, it is transported by rail approximately 600 kilometers south to the Port of Esperance for shipment to Asian customers.

Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 1,900 kilometers north of Perth and is only accessible by sea and air. Cockatoo Island produces a single high iron product known as Cockatoo Island Premium Fines. The deposit is almost pure hematite and contains very few contaminants enabling the shipping grade to be above 68 percent iron. Ore is mined below the sea level on the southern edge of the island. This is facilitated by a sea wall which enables mining to a depth of 40 meters below sea level. Ore is crushed and screened to the final product sizing. Vessels berth at the island and the fines product is loaded directly to the ship. Cockatoo Island Premium Fines are highly sought in the global marketplace due to its extremely high iron grade and low valueless mineral content. In 2008, Cockatoo Island production began to reduce, as the second stage of the seawall reserves were exhausted. Construction on a necessary extension of the existing seawall commenced in the third quarter 2008, with production anticipated to restart by the end of the second quarter 2009. This extension is expected to extend production for approximately two additional years, through June 2011.

During the second quarter of 2008, Portman announced an agreement with Polaris Metals NL and Southern Cross Goldfields Limited, whereby Portman obtains non-magnetite iron ore rights to a number of tenements in the Yilgarn region, in exchange for unencumbered access by Polaris to the Bungalbin tenements. Consequently, Portman no longer has an interest in the Helena and Aurora Range and Bungalbin Hill areas. This arrangement will permit tenement rationalization in immediate mining areas and allow Portman to gain additional prospective exploration areas.

Asia Pacific Iron Ore Customers

Portman’s production is under contract with steel companies in China and Japan through 2012. A limited spot market exists for seaborne iron ore as most production is sold under supply contracts with annual benchmark prices driven from negotiations between the major suppliers and Chinese, Japanese and other Asian steel mills.

Portman has five-year term supply agreements with steel producers in China and Japan that account for approximately 74 percent and 26 percent, respectively, of sales. The contracts were recently renegotiated for the period 2008 through 2012. Sales volume under the agreements is partially dependent on customer requirements. Each agreement is priced based on benchmark pricing established for Australian producers.

During 2008, 2007 and 2006, we sold 7.8 million, 8.1 million and 7.4 million tonnes of iron ore, respectively, from our Western Australia mines. Sales in 2008 were to 16 Chinese and three Japanese customers. No customer comprised more than 10 percent of our consolidated sales in 2008, 2007 or 2006. Portman’s five largest customers accounted for approximately 44 percent of Portman’s sales in 2008, 47 percent in 2007 and 46 percent in 2006.

Investments

In addition to our reportable business segments, we are partner to a number of projects, including Amapá in Brazil and Sonoma in Australia.

Amapá

We are a 30 percent minority interest owner in Amapá, which consists of an iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. Amapá initiated production in late December 2007. The remaining 70 percent of Amapá was previously owned by MMX, a Brazilian company which managed the construction and operations of Amapá while we supplied supplemental technical support. On August 5, 2008, Anglo acquired a controlling interest in MMX’s 51 percent interest in the Minas-Rio iron ore project and its 70 percent interest in Amapá.

Throughout the year, the ramp-up of operations was significantly slower than previously anticipated, with annual production totaling 1.2 million tonnes. Anglo has indicated that it plans to complete construction of the concentrator and continue to ramp-up operations despite the current economic global recession. It is estimated that Amapá will produce and sell at least 3 million tonnes of iron ore fines products in 2009 and 6.5 million tonnes annually once fully operational, which is expected to occur between 2011 and 2012. The majority of Amapá’s production is committed under a long-term supply agreement with an operator of an iron oxide pelletizing plant in the Kingdom of Bahrain.

Sonoma

We own a 45 percent economic interest in Sonoma, located in Queensland, Australia. The project commenced operations in January 2008, with production and sales totaling approximately 2.4 million and 2.1 million tonnes, respectively, in 2008. The project is expected to produce 3.5 million tonnes in 2009 and between three to four million tonnes of coal annually in 2010 and beyond. Production will include an approximate 40/60 mix of hard coking coal and thermal coal. Sonoma has economically recoverable reserves of 43 million tonnes. All 2008 production was committed under supply agreements with customers in Asia. Of the 3.5 million tonnes expected to be produced in 2009, approximately 2.8 million tonnes are committed under supply agreements as of December 31, 2008.

Concentration of Customers

We have three customers which individually account for more than 10 percent of our consolidated product revenue. Total revenue from these customers represents approximately $1.6 billion, $1.1 billion, and $1.0 billion of our total consolidated product revenue in 2008, 2007 and 2006, respectively, and is attributable to our North American Iron Ore and North American Coal business segments. The following represents sales revenue from each of these customers as a percentage of our total consolidated product revenue as well as the portion of product sales for North American Iron Ore and North American Coal that is attributable to each of these customers in 2008, 2007 and 2006, respectively:

	Percentage of Total Product Revenue (1)			Percentage of North American Iron Ore Product Revenue (1)			Percentage of North American Coal Product Revenue (1)
Customer (2)	2008	2007	2006	2008	2007	2006	2008	2007	2006
ArcelorMittal	27%	34%	35%	39%	44%	44%	23%	37%	—%
Severstal	12	8	11	18	10	13	5	—	—
Algoma	11	12	16	17	16	20	—	—	—

Total	50%	54%	62%	74%	70%	77%	28%	37%	—%

(1)	Excluding freight and venture partners’ cost reimbursements.
(2)	Includes subsidiaries of each customer.

The Iron Ore, Metallurgical Coal and Steel Industries

Global crude steel growth, a significant driver of our business was down approximately two percent from 2007. China produced approximately 500 million tonnes of crude steel in 2008, representing approximately 38 percent of global production. Production in China in 2008 has increased two percent and 18 percent over 2007 and 2006, respectively.

The rapid growth in steel production in China over recent years has only been partially met by a corresponding increase in domestic Chinese iron ore production. Chinese iron ore deposits, although substantial, are of a lower grade (less than half of the equivalent iron ore content) than the current iron ore supplied from Brazil and Australia.

The world price of iron ore is influenced by international demand. The rapid growth in Chinese demand, particularly in more recent years, has created a market imbalance and has led to demand outstripping supply. This market imbalance has led to high spot prices for seaborne iron ore with increases of 9.5 percent and 19 percent in 2007 and 2006, respectively, in benchmark prices for Brazilian and Australian suppliers of iron ore. During the second quarter of 2008, the Australian benchmark prices for lump and fines settled at increases of 97 percent and 80 percent, respectively.

The increased demand for iron ore and higher pricing over the past five years has resulted in major iron ore suppliers expanding efforts to increase their capacity. However, in 2008, significant changes began to take place in the North American and global economy. During the third quarter of 2008, these changes also began to impact the global steel industry. As a supplier to that industry, we have started to see the adverse effects of the economy and how it may impact our business with respect to declines in customer demand and future pricing projections.

Competition

Throughout the world, we compete with major and junior mining companies, as well as metals companies, both of which produce steelmaking raw materials, including iron ore and metallurgical coal.

North America

In our North American Iron Ore business segment, we sell our product primarily to steel producers with operations in North America. We compete directly with the Iron Ore Company of Canada, ArcelorMittal Mines Canada and U.S. Steel, as well as other steel companies that own interests in iron ore mines that may have excess iron ore inventories.

In the coal industry, our North American Coal business segment competes with many metallurgical coal producers of various sizes, including Alpha Natural Resources, Inc., Patriot Coal Corporation, CONSOL Energy Inc., Arch Coal, Inc., Massey Energy Company, Jim Walter Resources, Inc., Peabody Energy Corp., United Coal Group Company and other producers located in North America and globally.

The North American coal industry remains highly fragmented and competitive, with CONSOL, Massey, Peabody, Alpha and Alliance Resource Partners representing the five largest producers. A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on the coal consumption patterns of the steel industry in the United States and elsewhere around the world as well as the availability, location, cost of transportation and price of competing coal. Coal consumption patterns are affected primarily by demand, environmental and other governmental regulations, and technological developments. The most important factors on which we compete are delivered price, coal quality characteristics such as heat value, sulfur, ash and moisture content, and reliability of supply. Metallurgical coal, which is primarily used to make coke, a key component in the steelmaking process, generally sells at a premium over steam coal due to its higher quality and value in the steelmaking process.

Asia Pacific

In our Asia Pacific Iron Ore business segment we export iron ore products to China and Japan in the world seaborne trade. In the Asia Pacific marketplace, Cliffs competes with major iron ore exporters from Australia, Brazil and India. These include Anglo American, Vale, Rio Tinto, BHP Billiton, Fortescue Metals Group Ltd., Mount Gibson Iron Limited, Murchison Metals Limited, among others.

The Sonoma Coal Project, in which Cliffs owns a 45 percent economic interest, competes with many other global metallurgical and thermal coal producers, including Anglo American, Rio Tinto, BHP Billiton, Macarthur Coal, Teck Cominco and Xstrata.

Competition in steelmaking raw materials is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer of the raw materials.

As the global steel industry continues to consolidate, a major focus of the consolidation is on the continued life of the integrated steel industry’s raw steelmaking operations, including blast furnaces and basic oxygen furnaces that produce raw steel. In addition, other competitive forces have become a large factor in the iron ore business. In particular, electric furnaces built by mini-mills, which are steel recyclers, generally produce steel by using scrap steel and reduced-iron products rather than iron ore pellets.

Environment

General

Various governmental bodies are continually promulgating new laws and regulations affecting our company, our customers, and our suppliers in many areas, including waste discharge and disposal, hazardous classification of materials and products, air and water discharges, and many other environmental, health, and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations would reasonably be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.

Specifically, there are four notable proposed or potential rulemakings or activities that could potentially have a material adverse impact on our facilities in the future depending on their ultimate outcome: Climate Change and Greenhouse Gas Regulation, Regional Haze, the Clean Air Interstate Rule, and the Minnesota Mercury Total Maximum Daily Load Implementation.

Climate Change and Greenhouse Gas Emissions. Climate change risk and how the world chooses to manage it poses one of the most important and complex issues facing the world today. Although the factors that affect climate change are complex, it has become increasingly clear that the growing utilization of fossil fuels has created legitimate climate change concerns. With that understanding comes the realization that with the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our significant risks for the future is forthcoming in the shape of mandatory carbon legislation.

The evolving global prominence of carbon regulation is increasingly impacting the operational and financial performance of energy-intensive entities. At present, a number of carbon regulatory schemes are operational, capping emissions of GHG emissions and imposing compliance costs on major emitters. Further, policy-makers are in the design process of additional carbon regulation at the state, regional, national, and international levels. The current regulatory patchwork of carbon compliance schemes present a challenge for multi-facility entities to identify their near term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon regulation presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations.

Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure, and politics. We expect that momentum to extend carbon regulation following the expiration in 2012 of the first commitment period under the Kyoto Protocol will continue. Australia, Canada and Brazil are all signatories to the Kyoto Protocol. As such, our facilities in each of these countries will be impacted by the Kyoto Protocol, but in varying degrees according to the mechanisms each country establishes for compliance and each country’s commitment to reducing emissions. Australia and Canada are considered Annex 1 countries, meaning that they are obligated to reduce their emissions under the Protocol. In contrast, Brazil is not an Annex 1 country and is, therefore, not currently obligated to reduce its GHG emissions.

During 2008, Australia issued guidance outlining the components and rationale for its proposed carbon pollution reduction scheme, as well as associated timing. The plan calls for a cap and trade model with a medium-term target range of between 5 percent to 15 percent reduction in GHG by 2020. The guidance estimates allowance prices will be approximately $23 per ton, with a price cap of $40 per ton. The reduction scheme aims to provide some assistance to emissions-intensive, trade-exposed companies based on the amount and intensity of its direct and indirect GHG emissions, which is expected to include the iron ore industry. Compliance under Australia’s reduction scheme is expected to begin in 2010.

Due to the current landscape of regulation in Australia, Canada and Brazil, and the relatively low emission levels in these countries, we face mild regulatory risk in the short term in Australia and Canada and a weak regulatory risk over the longer term in Brazil.

By contrast, in the U.S., federal carbon regulation presents a significantly greater impact to our operations. To date, the U.S. has not implemented regulated carbon constraints. However, over the past several years, pressure for the U.S. to take mandatory action to address climate change has been mounting from numerous constituencies, including international pressure from other developed nations that have accepted prescribed reduction targets under the Kyoto Protocol, including among others, the European Union member states, Canada, Japan, and Australia; domestic political pressure on the U.S. Congress to enact carbon regulation from both the public and private sectors; and various media events which have drawn the attention of the general public to the climate change issue.

In the absence of comprehensive federal carbon regulation, numerous state and regional regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to carbon control. These U.S. state level initiatives are indicative of the increasing support and need for U.S. federal carbon regulation. For us, the most significant regional initiative is the Midwest GHG Accord. The goal of this regional GHG accord is to provide the framework for regional action toward reducing GHG emissions in the absence of U.S. federal regulation. The Midwest GHG Accord plans to be fully implemented by May 2010, however given the timeframe for implementation, U.S. federal preemption remains a strong possibility. If implemented, this program will have direct regulatory implications to our facilities in Minnesota and Michigan. Targets have not yet been set under the Midwest GHG Accord and it is not certain at this time whether caps will be determined at the state level or as a single cap for all participating states. We are well positioned to closely monitor the development of the Midwest GHG Accord through our seat on the Michigan Climate Task Committee.

However, with U.S. federal regulation imminent on the horizon, the longevity of U.S. state and regional carbon regulation remains unclear. Should one or more of the regional GHG initiatives be implemented prior to definitive U.S. federal action, the viability of regional initiatives in light of U.S. federal carbon regulation will hinge on the preemption provisions of the U.S. federal policy.

While the exact form of a U.S. federal regulatory scheme is uncertain, we anticipate that legislation will be based upon the multiple bills currently introduced in U.S. Congress. It appears that any potential legislation would establish a long term, economy-wide cap and trade framework for reducing carbon emissions in the U.S. A general timeframe for such a program would impact the U.S. market through 2050. Such legislation will likely incorporate compliance flexibility provisions in an attempt to economically protect entities that are likely to be impacted with compliance costs, either directly or indirectly, as well as foster innovation and carbon-based energy project finance.

As an energy-intensive business, our Company’s GHG emissions inventory captures a broad range of emissions sources, such as iron ore furnaces and kilns, coal thermal driers, diesel mining equipment and a wholly-owned power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels; and (2) the costs passed through from power generators and distillate fuel suppliers to our Company. Our overall emission source portfolio consists of direct emissions of approximately 3.5 million tons CO2e and indirect emissions of approximately 3.2 million tons of CO2e. With that in mind, we believe our exposure can be substantially reduced by numerous factors including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets, and international provisions; emission reduction opportunities, including energy efficiency, fuel flexibility, and methane reduction; and business opportunities associated with new products and technology, such as our investments in Renewafuel and iron nuggets.

We have proactively worked to develop a comprehensive, enterprise-wide GHG management strategy aimed at considering all significant aspects associated with GHG initiatives to effectively plan for and manage climate change issues, including the risks and opportunities as they relate to the environment, stakeholders, including shareholders and the public, legislative and regulatory developments, operations, products and markets. At this time, while we are unable to predict the potential impacts of any future mandatory governmental GHG legislative or regulatory requirements on our businesses, we do believe we have acted proactively in developing our comprehensive implementation plan that has best prepared us to mitigate the potential risks and take advantage of any potential opportunities.

North American Iron Ore

In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our North American capital expenditures relating to environmental matters were $7.3 million, $8.8 million, and $10.5 million in 2008, 2007 and 2006, respectively. It is estimated that approximately $16 million will be spent in 2009 for capital environmental control facilities.

Title V Control City Monitoring Requirements.    On December 16, 2006, we submitted an administrative permit amendment application to the MPCA with respect to Northshore’s Title V operating permit. The proposed amendment requested the deletion of a 30-year old “control city” monitoring requirement which was used to assess the adequacy of air emission control equipment installed in the 1970s. We then received a letter dated February 23, 2007 from the MPCA notifying us that our proposed permit amendment had been denied. We appealed the denial to the Minnesota Court of Appeals. Oral arguments on our appeal were held on February 21, 2008. The court of appeals ruled in MPCA’s favor.

On July 28, 2008, MPCA issued a Notice of Violation, or NOV, to Northshore alleging violations related to the control city standard from March 2006 through October 2007. The NOV states that Northshore has been in compliance with MPCA’s interpretation of the standard since October 2007, but requires corrective actions relating to operating and maintaining treatment and control facilities to remain in compliance. Subsequent to the Minnesota Court of Appeals’ ruling, Northshore filed a major permit amendment on August 28, 2008. On November 25, 2008, in response to the proposed amendment, MCPA issued an order declaring that Northshore’s request to remove the control city standard from its permit constitutes a “project” for which an Environmental Assessment Worksheet, or EAW, must be completed. MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.

Northshore filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court, which is currently pending. If either our legal challenge is unsuccessful or if we are unable to negotiate an acceptable compliance schedule, Northshore could be subject to future enforcement actions with respect to its Title V operating permit if we are unable to meet the permit requirements as interpreted by MPCA.

In October 2008, Northshore received the final results of the International Symposium on the Health Hazard Evaluation of Fibrous Particles Associated with Taconite and the Adjacent Duluth Complex. The peer-reviewed study concluded that there are no significant health effects related to Taconite fibers from Northshore.

Clean Air Interstate Rule.    In 2005, the EPA issued CAIR to reduce or eliminate the impact of upwind sources on out-of-state downwind non-attainment of National Ambient Air Quality Standards (“NAAQS”) for fine particulate matter and for ozone. CAIR requires upwind states to revise their State Implementation Plans to include control measures to reduce emissions of nitrogen oxide and sulfur dioxide.

As written, CAIR would apply to our Silver Bay Power Company power plant, a cogeneration plant which produces both electricity and steam for internal Northshore ore processing operations and electricity for sale. However, in July 2008, the D.C. Circuit Court of Appeals overturned the rule. On December 23, 2008, the D.C. Circuit Court of Appeals temporarily reinstated CAIR to reduce pollution from certain coal-fired power plants by setting emission reduction targets. In its reversal decision, the Court noted that having a flawed rule temporarily in place was better than having no rule at all. The EPA must revise the rule but has no definitive deadline for doing so. The decision means that emissions must be reduced in 28 eastern states and the District of Columbia effective January 1, 2009.

The EPA will consider if Minnesota will be exempted from any revised CAIR rulemaking due to its lack of impact on downwind states. At this point in time, management believes the CAIR requirements will be stayed for Minnesota and Silver Bay Power will not likely be subject to CAIR in 2009. However, we are unable to predict whether Silver Bay Power will ultimately be subject to CAIR in 2009 and beyond due to the contemplated exemption for Minnesota facilities, and therefore, we plan to accrue for the estimated impact on our operations in 2009.

Regional Haze.    In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states to establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas. Among the states with Class I areas are Michigan, Minnesota, Alabama, and West Virginia where we currently own and manage mining operations.

The first phase of the regional haze rule (2008-2018) requires analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into State Implementation Plans.

As of 2009, Regional Haze will likely have a significant impact only at our Silver Bay Power facility in Minnesota. Currently, Silver Bay Power is working with the MPCA, who is still in the process of determining BART requirements for Silver Bay Power. As such, we are unable to accurately determine the potential impacts on its Silver Bay Power facilities; however it appears these requirements will not be effective until five years after the EPA approves Minnesota’s state implementation plan, which has not yet been submitted.

Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy.    Mercury TMDL regulations are contained in the U.S. federal Clean Water Act. As a part of Minnesota’s Mercury TMDL Implementation Plan, in cooperation with the MPCA, the taconite industry developed a Taconite Mercury Reduction Strategy and signed a voluntary agreement to effectuate its terms. The strategy includes a 75 percent reduction of mercury air emissions from pellet plants by 2025 as a target. It recognizes that mercury emission control technology currently does not exist and will be pursued through a research effort. Any developed technology must be economically feasible, must not impact pellet quality, and must not cause excessive corrosion in pellet furnaces, associated duct work and existing wet scrubbers on the furnaces.

The Minnesota Department of Natural Resources (“DNR”), Mineland Division, has been conducting limited and very short-term mercury reduction tests on pellet furnaces for several years through financial contributions from all taconite mines and matching government funding. Injection of bromide salts to convert elemental mercury to oxidized mercury for capture by the existing wet scrubbers holds the most promise at this point in time.

According to the voluntary agreement, the mines must proceed with medium and long-term testing of this and other possible technologies beginning in 2010. Initial testing will be completed on one straight-grate and one grate-kiln furnace among the mines. Developed mercury emission control technology must then be installed on all taconite furnaces by 2025. For us, the requirements in the voluntary agreement will apply to our United Taconite and Hibbing facilities. At this point in time, we are unable to predict the potential impacts of the Taconite Mercury Reduction Strategy as it is just in its research phase with no proven technology yet identified.

Other Developments.    As part of Northshore’s permitting of the restart of Furnace 5 in March 2008, Northshore is required to certify compliance with air emission standards within 180 days of operation. During the scheduled compliance testing for Furnace 5, Northshore experienced abnormal operating difficulties and was thereby unable to certify compliance. Northshore received a Notice of Noncompliance from MPCA on December 18, 2008 indicating that it considers the facility out of compliance with the testing schedule and reserves the right to enforcement, while asking for additional explanation as to the related causes. Due to changes in market demand, Furnace 5 has been idled. Northshore expects that upon restart it will demonstrate compliance with the required limits and will perform retesting as soon as Furnace 5 returns to normal operating conditions. Accordingly, at that time, Northshore will take appropriate steps to establish compliance with MPCA.

On March 27, 2008, United Taconite received a DSA, from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 when we first acquired our interest in the mine. The DSA requires the facility to install continuous emissions monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and proposes a civil penalty in an amount to be determined. While United Taconite does not agree with MPCA’s allegations, United Taconite and the MPCA continue discussions on the matter with the intent of working toward a mutual resolution.

North American Coal

In 1996 and 1997, two cases were brought alleging that dust from the Concord Preparation Plant in Alabama damaged properties in the area. In 2002, the parties entered into settlement agreements with the former owner in exchange for a lump sum payment and the agreement to implement remedial measures, however, the plaintiffs were not required to dismiss their claims. PinnOak was added to these cases in 2004 and 2006. The plaintiffs in these matters sought additional remediation measures. The parties have reached a settlement on an amendment to the 2002 agreement, which was approved by the court on December 11, 2008. The terms of the amendment provide that in exchange for the implementation of a one year (up to eighteen months) ambient air monitoring plan, plaintiffs agree to release and dismiss us from the lawsuit upon successful completion of the ambient air monitoring plan. If the ambient air monitoring plan is not successfully completed, the parties will revert to their respective positions under the 2002 settlement agreement. In addition to the two cases noted above, in 2004 approximately 160 individual plaintiffs brought an action against PinnOak asserting injuries arising from particulate emissions from the Concord Preparation Plant. We are seeking a summary judgment in this most recent matter based on the 2002 settlement agreement.

Pinnacle owns the closed West Virginia Maitland mine, which continues to discharge groundwater to Elkhorn Creek under terms of a NPDES permit issued by the West Virginia DEP. On April 30, 2008 the DEP renewed the permit and imposed more stringent effluent quality limitations for iron and aluminum. Current effluent iron concentrations sometimes exceed the new limitation. A permit appeal was filed with the West Virginia Environmental Quality Board regarding the reduced limitations and the absence of a compliance schedule in the permit. Pinnacle reached an agreement with the West Virginia DEP that has provided a compliance schedule for meeting the new limits. We believe Pinnacle will be able to achieve the new limits without any material costs or changes in operation.

Asia Pacific Iron Ore

Environmental issues and their management continued to be an important focus at our Asia Pacific Iron Ore operations throughout 2008. Mining operations proceeded without major environmental incidents, and implementation of management controls at the Koolyanobbing operations continued, including maintaining certification of our environmental management system to the ISO 14001 standard in 2008. Compliance with regulatory requirements was maintained across the Koolyanobbing operations. Annual environmental report audits and site inspections were undertaken by regulators throughout the year. No significant non-conformances were recorded, but a number of recommendations were made to ensure compliance with legislation, tenement conditions and industry best practice. The recommendations raised by the regulators will be investigated and addressed during 2009.

The environmental permitting program at the Koolyanobbing operations continued throughout 2008. Approvals were obtained for a waste dump expansion at Windarling and the A pit expansion at Koolyanobbing. Baseline studies were completed for the large J1 development at Mount Jackson, and the approval submissions were lodged with federal and state authorities. Baseline and impact assessment studies were completed for further developments of the A, B and C pits at Koolyanobbing.

In May 2007, the WAEPA released a report outlining the recommendations for a significant extension of the conservation estate in the area of the Koolyanobbing mining operations. The report recommended the conversion of much of the area to Class A conservation reserve. Some of the proposed A class reserves overlap with mining tenements granted to Portman (the “Overlapping Areas”). The WAEPA study has been submitted to the Minister for the Environment and Heritage. The report represents the view of the WAEPA and neither creates an obligation on the government to act nor affects the rights of Portman to operate under existing approvals. We continue to communicate with the government and the environmental agencies in a manner that indicates a willingness to work with all parties to achieve a sustainable outcome for conservation and resource development in the region. Portman originally received governmental approval to mine in the Overlapping Areas in June 2003. Since that time, we have met applicable environmental requirements. Although we are currently reviewing the study and the effects of the designation of the Overlapping Areas as A class reserves, such categorization may have a material effect on our operations. In late 2008 there was a change of government at the state level, and it is unknown at this time whether the Minister for the Environment and Heritage will accept the recommendations of the AEPA.

At the Cockatoo Island operations, the focus of environmental work was on obtaining environmental approvals for a Stage 3 extension of the embankment mining project. In addition to this extension, work continued on refining the overall closure plan for Cockatoo Island taking into account the proposed extension. The Stage 3 extension and closure plan were reviewed as a package by regulators and approved in August 2008 for both the extension and the closure plan. Activities within the closure plan not associated with the Stage 3 extension took place in 2008 and are scheduled to continue throughout 2009.

For additional information on our environmental matters, refer to Item 3. Legal Proceedings and NOTE 7 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8.

Energy

Electricity

The Empire and Tilden mines receive electric power from WEPCO. Prior to 2008, Empire and Tilden were under special contracts with WEPCO for supply of electricity. Under these contracts, Empire and Tilden were afforded an energy price cap and certain power curtailment features. These contracts expired at the end of the 2007 calendar year. Prior to the termination of the contracts in 2007, WEPCO initiated a tariff rate case in which Empire and Tilden participated in order to establish a new tariff rate for each mine upon the termination of the contracts. The resulting settlement of the rate case, which was approved by the MPSC, created a new industrial tariff rate. Effective January 1, 2008, Tilden and Empire receive their electrical power from WEPCO under the new tariff rate. On January 31, 2008, WEPCO filed a new rate case, proposing an increase to the tariff rates that became effective on January 1, 2008. In February 2008, we filed a petition to intervene in the new rate case. The mines reached a settlement with WEPCO on October 20, 2008 regarding new rates to be implemented on January 1, 2009 and this settlement was approved by the MPSC on November 13, 2008.

Electric power for the Hibbing and United Taconite mines is supplied by MP. On September 16, 2008, the mines finalized new seven-year agreements with a term from November 1, 2008 through at least December 31, 2015. The agreements are being reviewed by the Minnesota Public Utilities Commission for final approval in early 2009.

Silver Bay Power Company, a wholly-owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements. Silver Bay Power has an interconnection agreement with MP for backup power. Silver Bay Power entered into an agreement to sell 40 megawatts of excess power capacity to Xcel Energy under a contract that extends to 2011. In March 2008, Northshore reactivated one of its furnaces resulting in a shortage of electrical power of approximately 10 megawatts. As a result, supplemental electric power is purchased by Northshore from MP under an agreement that is renewable yearly with one-year termination notice required. The contract expires on June 30, 2011, which coincides with the expiration of Silver Bay Power’s 40 megawatt sales agreement with Xcel Energy.

Wabush owns a portion of the Twin Falls Hydro Generation facility that provides power for Wabush’s mining operations in Newfoundland. Wabush has a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

The Oak Grove mine and Concord Preparation Plant are supplied electrical power by Alabama Power under a five-year contract which continues in effect until terminated by either party providing written notice to the other in accordance with applicable rules, regulations, and rate schedules. Rates of the contract are subject to change during the term of the contract as regulated by the Alabama Public Service Commission.

Electrical power to the Pinnacle, Green Ridge No. 1, Green Ridge No. 2 mines and the Pinnacle Preparation Plant are supplied by the Appalachian Power Company under two contracts. The Indian Creek contract was revised in 2008 to include service under Appalachian Power’s lower cost Large Capacity Power Primary Schedule and is renewable on July 24, 2009 and the Pinnacle Creek contract is renewable on July 4, 2009. Both contracts specify the applicable rate schedule, minimum monthly charge and power capacity furnished. Rates, terms and conditions of the contracts are subject to the approval of the Public Service Commission of West Virginia.

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

Sonoma receives its electricity from the public grid generated by local electric retailer Ergon Energy. In 2009, Sonoma plans to go to the contestable energy market and invite offers to supply electricity on a long-term basis.

Process Fuel

We have contracts providing for the transport of natural gas for our North American iron ore and coal operations. At North American Iron Ore, the Empire and Tilden mines have the capability of burning natural gas, coal, or to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. iron ore mines have the capability of burning natural gas, the pelletizing operations for the U.S. iron ore mines utilize alternate fuels when practicable. Wabush has the capability to burn oil and coke breeze. Our North American Coal operations use natural gas and coal to fire thermal dryers at both the Pinnacle Complex and Oak Grove mine.

We have performed geological, engineering and economic studies to explore viable natural gas prospects. We currently have an undivided 75 percent working interest with a net revenue interest of 60 percent in leases and leasehold improvements, options, farm-in arrangements and other interests covered by the leases, including wells, equipment and property located in Gray County, Kansas. This exploration and development arrangement allows us to participate in the costs to drill and develop the gas wells and the income that is generated as a result.

Renewafuel

We have a 70 percent controlling interest in Renewafuel. Founded in 2005, Renewafuel produces high-quality, dense fuel cubes made from renewable and consistently available components such as corn stalks, switch grass, grains, soybean and oat hulls, wood, and wood byproducts. This is a strategic investment that provides an opportunity to utilize a “green” solution for further reduction of emissions consistent with our objective to contain costs and enhance efficiencies in a socially responsible manner. In addition to the potential use of Renewafuel’s biofuel cubes in our production process, the cubes will be marketable to other organizations as a potential substitute for western coal and natural gas. During the second quarter of 2008, Renewafuel announced it would build a next-generation biomass fuel production facility near Marquette, Michigan in addition to the current facility located in Battle Creek, Michigan. The Battle Creek facility has the capacity to produce approximately 60,000 tons of biofuel annually. On January 28, 2009, Renewafuel received a draft air permit from MDEQ for the Marquette plant, a significant milestone in the permitting process. Projected to begin construction in the first quarter of 2009, the Marquette plant would have the annual capacity to produce 150,000 tons of high-energy, low-emission biofuel.

Research and Development

We have been a leader in iron ore mining technology for more than 160 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use of today’s sophisticated computers and global positioning satellite systems, we have been a leader in the application of new technology to the centuries-old business of mineral extraction. Today, our engineering and technical staffs are engaged in full-time technical support of our operations and improvement of existing products.

As part of our efforts to develop alternative metallic products, we are developing, with Kobe Steel, a commercial-scale reduced iron plant, which will convert hematite into nearly pure iron in nugget form utilizing Kobe Steel’s ITmk3® technology. This innovative technology has the potential to open new markets by offering an economically competitive supply of iron material for electric arc furnaces.

North American Coal and Asia Pacific Iron Ore do not have any material research and development projects.

Employees

As of December 31, 2008, we had a total of 5,711 employees.

	North American Iron Ore (1)	North American Coal	Asia Pacific Iron Ore	Corporate & Support Services	Total
Salaried	925	271	126	258	1,580
Hourly	3,391	740	—	—	4,131

Total	4,316	1,011	126	258	5,711

(1)	Includes our employees and the employees of the North American joint ventures.

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

Hourly production and maintenance employees at our North American Coal mines are represented by the UMWA. Each of these subsidiary companies entered into new collective bargaining agreements with the UMWA in March 2007 that expire on December 31, 2011. Those collective agreements are identical in all material respects to the NBCWA of 2007 between the UMWA and the Bituminous Coal Operators’ Association.

Employees at our Asia Pacific and Latin American operations are not represented under collective bargaining agreements.

As of December 31, 2008, 53 percent of our employees were covered by collective bargaining agreements.

Growth Strategy

We expect to grow our business and presence as an international mining company by continuing to expand both geographically and through the minerals that we mine and market. Recent investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as metallurgical coal, illustrate the execution of this strategy.

For further information regarding our growth strategy, refer to “Growth Strategy and Strategic Transactions” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Available Information

Our headquarters are located at 200 Public Square, Cleveland, Ohio 44114-2315, and our telephone number is (216) 694-5700. We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports and other information can be read and copied at:

SEC Public Reference Room

100 F Street N.E.

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at www.sec.gov.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.cliffsnaturalresources.com — under “Investors”.

We also make available, free of charge on our website, the charter of the Audit Committee, Board Affairs Committee, Compensation and Organization Committee and Finance Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct & Ethics adopted by our Board of Directors. These documents are posted on our website at www.cliffsnaturalresources.com — under “Investors”, select the “Corporate Governance” link.

References to our website do not constitute incorporation by reference of the information contained on our website, and such information is not part of this Form 10-K.

Copies of the above referenced information will also be made available, free of charge, by calling (216) 694-5700 or upon written request to:

Cliffs Natural Resources Inc.

Investor Relations

200 Public Square

Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive and certain other officers of the Company at February 26, 2009, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Joseph A. Carrabba	Chairman, President and Chief Executive Officer	56
Laurie Brlas	Executive Vice President — Chief Financial Officer	51
Donald J. Gallagher	President, North American Business Unit	56
William A. Brake, Jr.	Executive Vice President — Human and Technical Resources	48
William R. Calfee	Executive Vice President — Commercial, North American Iron Ore	62
William C. Boor	Senior Vice President — Business Development	42
Duke D. Vetor	Senior Vice President — North American Coal	50
George W. Hawk, Jr.	General Counsel and Secretary	52

There is no family relationship between any of our executive officers, or between any of our executive officers and any of our directors. Officers are elected to serve until successors have been elected. All of the above named executive officers were elected effective on the dates listed below for each such officer.

Joseph A. Carrabba has been Chairman, President and Chief Executive Officer of Cliffs since May 8, 2007. Mr. Carrabba served as Cliffs’ President and Chief Executive Officer from September 2006 through May 8, 2007 and as Cliffs’ President and Chief Operating Officer from May 2005 to September 2006. Mr. Carrabba previously served as President and Chief Operating Officer of Diavik Diamond Mines, Inc. from April 2003 to May 2005, a subsidiary of Rio Tinto plc., an international mining group. Mr. Carrabba is a Director of Newmont Mining Corporation.

Laurie Brlas has served as Executive Vice President — Chief Financial Officer of Cliffs since March 2008. Ms. Brlas served as Cliffs’ Senior Vice President — Chief Financial Officer from October 2007 through March 2008. From December 2006 to October 2007, Ms. Brlas served as Senior Vice President — Chief Financial Officer and Treasurer of Cliffs. From April 2000 to December 2006, Ms. Brlas was Senior Vice President — Chief Financial Officer of STERIS Corporation. In addition, Ms. Brlas is a Director of Perrigo Company and Nova Chemicals.

Donald J. Gallagher has served as President, North American Business Unit of Cliffs since November 2007. From December 2006 to November 2007, Mr. Gallagher served as President, North American Iron Ore. From July 2006 to December 2006, Mr. Gallagher served as President, North American Iron Ore, and Acting Chief Financial Officer and Treasurer of Cliffs. From May 2005 to July 2006, Mr. Gallagher was Executive Vice President, Chief Financial Officer and Treasurer of Cliffs. From July 2003 to May 2005, Mr. Gallagher served as Senior Vice President, Chief Financial Officer and Treasurer of Cliffs.

William A. Brake, Jr. has served as Executive Vice President, Human and Technical Resources of Cliffs since November 2008, when Mr. Brake assumed responsibility for human resources and labor relations in addition to his previous responsibilities. From April 2007 until November 2008, Mr. Brake served as Executive Vice President, Cliffs Metallics and Chief Technical Officer. From January 2006 to August 2006, Mr. Brake was Executive Vice President — Operations of Mittal Steel USA and from March 2005 to January 2006, he served as Executive Vice President — Operations East at Mittal Steel USA. From March 2003 to March 2005, Mr. Brake was Vice President and General Manager of International Steel Group.

William R. Calfee has served as Executive Vice President — Commercial, North American Iron Ore of Cliffs since July 2006. From 1996 to July 2006, Mr. Calfee served as Executive Vice President — Commercial of Cliffs.

William C. Boor has served as Senior Vice President, Business Development of Cliffs since May 2007. Mr. Boor served as Executive Vice President — Strategy and Development at American Gypsum Co. (a subsidiary of Eagle Materials Inc.) from February 2005 to April 2007 and Senior Vice President — Corporate Development and Investor Relations at Eagle Materials Inc. from May 2002 to February 2005.

Duke D. Vetor has served as Senior Vice President, North American Coal of Cliffs since November 2007. From July 2006 to November 2007, Mr. Vetor served as Vice President — Operations — North American Iron Ore of Cliffs. Mr. Vetor was General Manager of Safety and Operations Improvement of Cliffs from December 2005 to July 2006. From 2003 to November 2005, Mr. Vetor served as Vice President — Operations of Diavik Diamond Mines.

George W. Hawk, Jr. has served as General Counsel and Secretary of Cliffs since January 2005. Prior to that, Mr. Hawk served as Assistant General Counsel and Secretary of Cliffs from August 2003 to December 2004 and Assistant General Counsel of Cliffs from February 2003 to July 2003. From 1998 to 2003, Mr. Hawk was Deputy General Counsel of Lincoln Electric Holdings, Inc.

Item 1A.    Risk Factors.

The current global economic crisis has created uncertainty and could adversely affect our business.

The current global economic crisis has adversely affected our business and could impact our financial results. All of our customers have announced curtailments of production, which has adversely affected the demand for our iron ore and coal products. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability. We are not able to predict the impact the current global economic crisis will have on our operations and the industry in general going forward.

Steel consumption has slowed globally, leading to excess global capacity, which could result in increasing competition within the steel industry and increased imports into the United States, our largest market, potentially lowering the demand for iron ore and coal.

The world price of iron ore and coal are strongly influenced by international demand. Production at Portman, which comprises our Asia Pacific Iron Ore segment, is fully committed to steel companies in China and Japan. In addition, approximately 80 percent of 2009 production at Sonoma is committed under supply agreements with customers in Asia, including China. If the economic growth rate in China slows for an extended period of time, which may be difficult to forecast, less steel would be used in construction and manufacturing, which would decrease demand for iron ore and coal. This could adversely impact the world iron ore and coal markets and our operations, specifically, at Portman and Sonoma. A slowing of the economic growth rate globally leading to overcapacity in the steelmaking industry could also result in greater exports of steel out of Eastern Europe, Asia and Latin America, which, if imported into North America, could decrease demand for domestically produced steel, thereby decreasing the demand for iron ore and coal supplied in North America.

China’s domestic crude steel production climbed approximately two percent in 2008 as compared to 2007. Based on the American Iron and Steel Institute’s Apparent Steel Supply (excluding semi-finished steel products), imports of steel into the United States constituted approximately 24 percent, 23 percent and 27 percent of the domestic steel market supply for 2008, 2007 and 2006, respectively. Further, production of steel by North American integrated steel manufacturers may also be replaced, to some extent, by production of substitute materials by other manufacturers. In the case of some product applications, North American steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Most of our term supply agreements for the sale of iron ore products are requirements-based or provide for flexibility of volume above a minimum level. Reduced demand for and consumption of iron ore products by integrated steel producers have had and may continue to have a significant negative impact on our sales, margins and profitability.

Capacity expansions within the industry could lead to lower global iron ore and coal prices or impact our production.

The increased demand for iron ore and coal, particularly from China, has resulted in the major iron ore and metallurgical coal suppliers increasing their capacity. In the current economic environment, any increase in our competitors’ capacity could result in excess supply of iron ore and coal, resulting in increased downward pressure on prices. A decrease in pricing would adversely impact our sales, margins and profitability.

The current global economic crisis has resulted in increasing downward pressure on prices for iron ore and metallurgical coal.

The current global economic crisis has resulted in a great deal of pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal. The 2008 record price increase was driven by high demand for iron ore and coking coal, historically high levels of global steel production, and combined with production and logistics constraints for both iron ore and coking coal, resulted in tight supply conditions. With the current global economic crisis, none of these conditions exist in early 2009; and the market now is characterized by a collapse in steel demand and limited global demand for iron ore and coking coal. Reduced demand for iron ore and coking coal will likely result in decreased demand for the Company’s products and decreasing prices, resulting in lower revenue levels in 2009, and decreasing margins as a result of decreased production, adversely affecting our results of operations, financial condition and liquidity.

If steelmakers use methods other than blast furnace production to produce steel, or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore and coal products may decrease.

Demand for our iron ore and coal products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel “mini-mills,” which are steel recyclers, generally produce steel primarily by using scrap steel and other iron products, not iron ore pellets, in their electric furnaces. Production of steel by steel mini-mills was approximately 60 percent of North American total finished steel production in 2008. North American steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces can require substantial capital expenditures. Our customers may choose not to maintain their blast furnaces, and some of our customers may not have the resources necessary to adequately maintain their blast furnaces. If our customers use methods to produce steel that do not use iron ore and coal products, demand for our iron ore and coal products will decrease, which could adversely affect our sales, margins and profitability.

A substantial majority of our sales are made under term supply agreements, which are important to the stability and profitability of our operations.

In 2008, virtually all of our North American Iron Ore sales volume, the majority of our North American Coal sales, and virtually all of our Asia Pacific Iron Ore sales were sold under term supply agreements. For North American Coal, these agreements typically cover a twelve-month period and are typically renewed each year. The Asia Pacific Iron Ore contracts expire in 2012. Our North American Iron Ore contracts have an average remaining duration of six years. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

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

Five customers together accounted for more than 80 percent of our North American Iron Ore sales revenues (representing more than 50 percent of our overall revenues) measured as a percent of product revenue for each of the past three years. If one or more of these customers were to significantly reduce their purchases of products from us, or if we were unable to sell products to them on terms as favorable to us as the terms under our current term supply agreements, our North American sales, margins and profitability could suffer materially due to the high level of fixed costs and the high costs to idle or close mines. The majority of the iron ore we manage and produce is for our own account, and therefore we rely on sales to our joint venture partners and other third-party customers for most of our revenues.

Although we currently have adequate liquidity, if the current global economic crisis extends beyond 2009, we may have difficulty maintaining adequate liquidity.

Based on our current borrowing capacity and the actions we have taken in response to the global economic crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and borrowing under our current credit facilities. However, if the current economic crisis deepens into a long term downturn, it is possible that we will face liquidity issues that will negatively impact our cash flow or borrowing capacity. In such circumstances, we may be forced to access higher cost forms of capital.

The current global economic crisis may limit available capital.

We expect to grow our business and presence as an international mining company by continuing to expand both geographically and through the minerals that we mine and market. To execute on this strategy we will need to have access to the capital markets to finance acquisition and developmental mining properties. In the current global economic crisis access to capital to finance new projects and acquisitions is extremely limited. If we are unable to access the capital markets our ability to execute on our growth strategy will be negatively impacted.

Our ability to collect payments from our customers depends on their creditworthiness.

Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. With respect to our North American Coal and Asia Pacific Iron Ore business units, payment is typically received as the products are shipped. However, in our North American Iron Ore business unit, generally, we deliver iron ore products to our customers’ facilities in advance of payment for those products. Our rationale for delivering iron ore products to customers in advance of payment for the product is to more closely relate timing of payment to consumption and to reduce our financial risk to customer insolvency, as title and risk of loss with respect to those products does not pass to the customer until payment for the pellets is received. Accordingly, there is typically a period of time in which pellets, for which we have reserved title, are within our customers’ control. Consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are highly volatile, and some of our customers are highly leveraged. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations, financial condition and liquidity.

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

We regularly evaluate our North American iron ore and coal reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7. Portman and Sonoma have published reserves which follow Joint Ore Reserves Code in Australia, which is similar to United States requirements. Changes to the reserve value to make them comply with SEC requirements have been made. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, many of which have been in operation for several decades, including many factors beyond our control.

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

We rely on our joint venture partners in our mines to meet their payment obligations and are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.

We co-own four of our six North American iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal USA, and U.S. Steel Canada Inc. (formerly Stelco Inc.), or U.S. Steel Canada. While we are the manager of each of the mines we co-own, we rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Most of our venture partners are also our customers. If one or more of our venture partners fail to perform their obligations, the remaining venturers, including ourselves, may be required to assume additional material obligations, including significant pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.

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

We provide defined benefit pension plans and OPEB to eligible union and non-union employees, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected and actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.

We cannot predict whether changing market or economic conditions such as the current economic crisis, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses.

We have calculated our unfunded pension and OPEB obligations based on a number of assumptions. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot be certain that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit retirees for whom there is currently no retiree healthcare cost cap. Early retirement rates likely would increase substantially in the event of a mine closure.

Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.

Disruption of the lake freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes, strikes, lock-outs or other events, could impair our ability to supply iron ore pellets to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Similarly, our coal operations depend on international freighter and rail transportation services, as well as the availability of dock capacity, and any disruptions to such could impair our ability to supply coal to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, reduced levels of government funding may result in a lesser level of dredging, particularly at Great Lakes ports. Less dredging results in lower water levels, which restricts the tonnage freighters can haul over the Great Lakes, resulting in higher freight rates.

Our Asia Pacific Iron Ore operations are in direct competition with the major world seaborne exporters of iron ore and our customers face higher transportation costs than most other Australian producers to ship our products to the Asian markets because of the location of our major shipping port on the south coast of Australia. Further, increases in transportation costs, decreased availability of ocean vessels or changes in such costs relative to transportation costs incurred by our competitors, could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.

Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.

Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. In our North American Iron Ore locations, for example, these items make up approximately 20 percent of our North American Iron Ore operating costs. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. We enter into forward fixed-price supply contracts for natural gas and diesel fuel for use in our operations. Those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.

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

For example, in January of 2008, one of our customers provided us with a force majeure letter due to a fire on the smaller of its two operating furnaces. In February 2007, severe weather conditions caused significant ice buildup in the basin supplying water to the Hibbing facility tailings basin. This caused a production shutdown that lowered first quarter production output. In August 2007 and March 2008, production at Pinnacle slowed as a result of sandstone intrusions encountered within the coal panel being mined at the time, spreading fixed costs over less production than planned.

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

Regarding the impact of unexpected events happening to our suppliers, many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power, Inc. is the sole supplier of electric power to our Hibbing and United Taconite mines; WEPCO is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on our wholly-owned power facility for its electrical supply. A significant interruption in service from our energy suppliers due to terrorism, weather conditions, natural disasters, or any other cause can result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.

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

Prior to commencement of mining, we must submit to and obtain approval from the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. In addition, new legislation and regulations and orders, including proposals related to climate change and protection of the environment, to which we would be subject or that would further regulate and tax our customers, namely the North American integrated steel producer customers, may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs. Such new legislation, regulations or orders (if enacted) could have a material adverse effect on our business, results of operations, financial condition or profitability. For example, our U.S. operations are subject to MACT emissions standards for particulate matter promulgated by the EPA under the Clean Air Act effective October 31, 2006. The EPA’s decision not to regulate emissions of mercury or asbestos in the MACT Rule is the subject of a court remand, and the outcome cannot be predicted.

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

The USW represents all hourly employees at our North American Iron Ore locations except for Northshore. The UMWA represents hourly employees at our North American Coal locations. We have entered into an agreement with the USW on a new four-year labor contract to replace the labor agreement that expired on September 1, 2008 and that will cover approximately 2,300 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota. A five-year agreement runs until

March 1, 2009 with our Canadian work force. The current UMWA agreement runs through 2011 at our coal locations. Hourly employees at the railroads we own that transport products among our facilities are represented by multiple unions with labor agreements that expire at various dates. If the collective bargaining agreements relating to the employees at our mines or railroads are not successfully renegotiated prior to their expiration, we could face work stoppages or labor strikes.

We may encounter labor shortages for critical operational positions, which could affect our ability to produce our products.

Prior to the current global economic crisis, the global mining industry was facing a critical shortage of essential skilled employees. Competition for the available workers was limiting our ability to attract and retain employees prior to the global economic crisis.

Despite the current economic downturn, we are predicting a long term shortage of skilled workers for the mining industry. At many of our mining locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages. As a result, wages are increasing to address the turnover. In addition, when the global economy recovers, we will again be under increasing pressure to retain our existing skilled workers, also resulting in higher wages.

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

We have a strategy to broaden our scope as a supplier of iron ore and other raw materials to the global integrated steel industry. As we expand beyond our traditional North American base business, we will be subject to additional risks beyond those risks relating to our North American operations, such as currency fluctuations; legal and tax limitations on our ability to repatriate earnings in a tax-efficient manner; potential negative international impacts resulting from U.S. foreign and domestic policies, including government embargoes or foreign trade restrictions; the imposition of duties, tariffs, import and export controls and other trade barriers impacting the seaborne iron ore and coal markets; difficulties in staffing and managing multi-national operations; and uncertainties in the enforcement of legal rights and remedies in multiple jurisdictions. If we are unable to manage successfully the risks associated with expanding our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.

We are subject to a variety of market risks.

Market risks include those caused by changes in the value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks, however certain risks are beyond our control.

Item 1B.    Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item 2.    Properties.

The following map shows the locations of our operations:

Mine Facilities and Equipment.    Each of the North American Iron Ore mines has crushing, concentrating, and pelletizing facilities. There are crushing and screening facilities at Koolyanobbing and Cockatoo Island. North American Coal mines have preparation, processing, and load-out facilities, with the Pinnacle and Green Ridge mines sharing facilities. The facilities at each site are in satisfactory condition, although they require routine capital and maintenance expenditures on an ongoing basis. Certain mine equipment generally is powered by electricity, diesel fuel or gasoline. Our share of the total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2008, for each of the mines is set forth in the chart below.

	(In Millions)
Mine Location	Historical Cost of Mine Plant and Equipment, Net of Applicable Accumulated Amortization and Depreciation (Cliffs’ Share)
Empire	$30.5	(1)
Tilden	159.6	(2)
Hibbing	13.2
Northshore	109.5
United Taconite	77.4
Wabush	15.2
Pinnacle	524.3	(5)
Oak Grove	244.3
Sonoma	100.8	(6)
Cockatoo Island	—	(4)
Koolyanobbing	718.6
Amapá	—	(3)

(1)	Includes capitalized financing costs of $3.2 million, net of accumulated amortization. Our consolidated net book value related to Empire is $0 as of December 31, 2008, based upon an impairment charge recorded in 2001.

(2)	Includes capitalized financing costs of $11.2 million, net of accumulated amortization.

(3)	The mine is in the pre-production stage.

(4)	Cockatoo Island plant and equipment is fully amortized.

(5)	Includes capitalized financing costs of $0.7 million, net of accumulated amortization.

(6)	Includes capitalized financing costs of $1.8 million, net of accumulated amortization.

North American Iron Ore

We directly or indirectly own and operate interests in the following six North American iron ore mines:

Empire mine

The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles west-southwest of Marquette, Michigan. The mine has been in operation since 1963. Over the past five years, the Empire mine has produced between 4.6 million and 5.4 million tons of iron ore pellets annually.

We own 79.0 percent of Empire, and a subsidiary of ArcelorMittal USA has retained the remaining 21 percent ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time subsequent to the end of 2007. This right has not been exercised. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. A subsidiary of ours leases the balance of the Empire reserves from other owners of such reserves and subleases them to Empire.

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

We own 23.0 percent of Hibbing, ArcelorMittal USA has a 62.3 percent interest, and U.S. Steel Canada has a 14.7 percent interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances.

Northshore mine

The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. The Northshore mine has been in continuous operation since 1990. Over the past five years, the Northshore mine has produced between 4.8 million and 5.5 million tons of iron ore pellets annually.

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

On July 11, 2008, we signed and closed on the acquisition of the remaining 30 percent interest in United Taconite, with an effective date of July 1, 2008. Upon consummation of the purchase, our ownership interest in United Taconite increased from 70 percent to 100 percent.

Wabush mine

The Wabush mine and concentrator are located in Wabush, Labrador, Newfoundland, and the pellet plant is located in Pointe Noire, Quebec, Canada. The Wabush mine has been in operation since 1965. Over the past five years, the Wabush mine has produced between 3.8 million and 5.2 million tons of iron ore pellets annually. We own 26.8 percent of Wabush, Dofasco has a 28.6 percent interest and U.S. Steel Canada has a 44.6 percent interest.

North American Coal

We directly own and operate the following two North American coal mining complexes:

Pinnacle Complex

The Pinnacle Complex includes the Pinnacle and Green Ridge mines and is located approximately 30 miles southwest of Beckley, West Virginia. The Pinnacle mine has been in operation since 1969. Over the past five years, the Pinnacle mine has produced between 1.4 million and 2.5 million tons of coal annually. The Green Ridge mine has been in operation since 2004 and has produced between 0.3 million and 0.5 million tons of coal annually.

Oak Grove mine

The Oak Grove mine is located approximately 25 miles southwest of Birmingham, Alabama. The mine has been in operation since 1972. Over the past five years, the Oak Grove mine has produced between 1.0 million and 1.7 million tons of coal annually.

Asia Pacific Iron Ore

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

Cockatoo Island

The Cockatoo Island operation is located six kilometers to the west of Yampi Peninsula, in the Buccaneer Archipelago, and 140 kilometers north of Derby in the West Kimberley region of Western Australia. The island has been mined for iron ore since 1951, with a break in operations between 1985 and 1993. Over the past five years, Cockatoo Island has produced between 0.6 million and 1.4 million tonnes annually.

Portman commenced a beneficiation project in 1993 that was completed in mid-2000. Portman owns a 50 percent interest in this joint venture to mine remnant iron ore deposits. Mining from this phase of the operation commenced in late 2000. In 2008, Cockatoo Island production began to reduce, as the second stage of the seawall reserves were exhausted. Construction on a necessary extension of the existing seawall commenced in the third quarter 2008, with production anticipated to restart by the end of the second quarter 2009. This extension is expected to extend production for approximately two additional years, through June 2011. Ore is hauled by haul truck to the stockpiles, crushed and screened and then transferred by conveyor to the shiploader.

Transportation

North American Iron Ore

Two railroads, one of which is wholly-owned by us, link the Empire and Tilden mines with Lake Michigan at the loading port of Escanaba, Michigan and with the Lake Superior loading port of Marquette, Michigan. From the Mesabi Range, Hibbing pellets are transported by rail to a shiploading port at Superior, Wisconsin. United Taconite pellets are shipped by railroad to the port of Duluth, Minnesota. At Northshore, crude ore is shipped by a wholly-owned railroad from the mine to processing and dock facilities at Silver Bay, Minnesota. In Canada, there is an open-pit mine and concentrator at Wabush, Labrador, Newfoundland and a pellet plant and dock facility at Pointe Noire, Quebec. At the Wabush mine, concentrates are shipped by rail from the Scully mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel within Canada, to the United States and other international destinations or shipped as concentrates for sinter feed.

North American Coal

Our coal production is shipped within the U.S. by rail or barge. Coal for international customers is shipped through the port of Mobile, Alabama or Newport News, Virginia.

Asia Pacific Iron Ore

All of the ore mined at the Koolyanobbing operations is transported by rail to the Port of Esperance, 575 kilometers to the south for shipment to Asian customers. Direct ship premium fines mined at Cockatoo Island are loaded at a local dock. On July 17, 2008, Portman entered into an agreement to upgrade the rail line related to our operations in Asia Pacific. The upgrade is being performed to mitigate the risk of derailment and reduce service disruptions by providing a more robust infrastructure. The improvements include the replacement of 120 kilometers of rail and associated parts. As a result, we have incurred a purchase commitment of approximately $39 million for maintenance and improvements to the rail structure. The project is expected to be completed by the end of the first quarter in 2010.

Internal Control Over Reserve Estimation

We have a corporate policy relating to internal control and procedures with respect to auditing and estimating mineral reserves. The procedures include the calculation of mineral reserves at each mine by mining engineers and geologists under the direction of our Chief Mining Engineer. Our General Manager of Resource Technology compiles, reviews, and submits the calculations to the Corporate Accounting department, where the disclosures for our annual and quarterly reports are prepared based on those calculations. The draft disclosure is submitted to our General Manager of Resource Technology for further review and approval. The draft disclosures are then reviewed and approved by our Chief Financial Officer and Chief Executive Officer before inclusion in our annual and quarterly reports. Additionally, the long-range mine planning and mineral reserve estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral reserve estimates, other than those due to production, are documented by our General Manager of Resource Technology and are submitted to our President and Chief Executive Officer for review and approval. Finally, we perform periodic reviews of long-range mine plans and mineral reserve estimates at mine staff meetings and senior management meetings.

Operations

In North America, we produced 22.9 million, 21.8 million and 20.8 million long tons of iron ore pellets in 2008, 2007 and 2006, respectively, for our account and 12.3 million, 12.8 million and 12.8 million long tons, respectively, on behalf of the steel company owners of the mines. We also produced 3.5 million and 1.1 million short tons of coal in North America in 2008 and 2007, respectively, representing our volume since the acquisition of PinnOak on July 31, 2007. In Australia, we produced 7.7 million tonnes, 8.4 million tonnes and 7.7 million tonnes in 2008, 2007 and 2006, respectively. Refer to Production and Sales Volume included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.

Our business is subject to a number of operational factors that can affect our future profitability. A more detailed description of these risks is included in Item 1A. Risk Factors.

Mine Capacity and Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.

Iron Ore Reserves

Ore reserve estimates for our iron ore mines as of December 31, 2008 were estimated from fully-designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. The following tables reflect expected current annual capacity and economic ore reserves for our North American and Asia Pacific iron ore mines as of December 31, 2008.

North American Iron Ore

Mine	Iron Ore Mineralization	Current Annual Capacity	Mineral Reserves (2) (3)				Mineral Rights		Method of Reserve Estimation	Operating Since	Infrastructure
			Current Year			Previous Year
			Proven	Probable	Total
							Owned	Leased
		Tons in millions (1)
Empire	Negaunee Iron Formation (Magnetite)	5.5	33	—	33	10	53%	47%	Geologic - Block Model	1963	Mine, Concentrator, Pelletizer

Tilden	Negaunee Iron Formation (Hematite, Magnetite)	8.0	219	61	280	252	100%	0%	Geologic - Block Model	1974	Mine, Concentrator, Pelletizer, Railroad

Hibbing Taconite	Biwabik Iron Formation (Magnetite)	8.0	104	10	114	145	3%	97%	Geologic - Block Model	1976	Mine, Concentrator, Pelletizer

Northshore (4)	Biwabik Iron Formation (Magnetite)	5.7	298	10	308	313	0%	100%	Geologic - Block Model	1989	Mine, Concentrator, Pelletizer, Railroad

United Taconite	Biwabik Iron Formation (Magnetite)	5.4	128	16	144	149	0%	100%	Geologic - Block Model	1965	Mine, Concentrator, Pelletizer

Wabush	Sokoman Iron Formation (Hematite)	5.5	75	—	75	39	0%	100%	Geologic - Block Model	1965	Mine, Concentrator, Pelletizer, Railroad

	Total	38.1	857	97	954	908

(1)	Tons are long tons of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves based on life-of-mine operating schedules.

(3)	We regularly evaluate our reserve estimates and update them in accordance with SEC Industry Guide 7.

(4)	Northshore annual capacity increased in 2008 from 4.8 million through reactivation of idled concentrating and pelletizing plant sections.

In 2008, there were no changes in reserve estimates at Northshore or United Taconite, except for production.

New economic reserve analyses were performed at Empire, Tilden, Hibbing and Wabush in 2008. Each of the new reserve analyses incorporate updates to both iron ore pellet pricing and operating costs. Changes in the reserve estimates are as follows:

•	Empire – Pellet reserves are increased by 26 million tons net of 2008 production. The increased reserves are obtained by an additional pit pushback.

•	Tilden – Pellet reserves are increased by 35 million tons net of 2008 production. The increased reserves are obtained by an additional pit pushback of the hematite main pit.

•

Hibbing – Pellet reserves are decreased by 23 million tons net of 2008 production. The decreased reserves are due to the inability of life of mine scheduling to accommodate all low recovery ores while maintaining an 8.0 million ton annual pellet production rate. The previous ore reserve estimate for Hibbing Taconite was based on a 7.8 million ton operating rate that allowed maximum utilization of these ores.

•

Wabush – Pellet reserves were increased by 40 million tons net of 2008 production. The increased reserves are obtained by optimizing manganese cut-off grades for pellet specifications and operational improvements in pit dewatering allowing for deeper pit designs.

Asia Pacific Iron Ore

	Iron Ore Mineralization	Current Annual Capacity	Mineral Reserves (2) (3)				Mineral Rights		Method of Reserve Estimation
			Current Year			Previous Year
Mine			Proven	Probable	Total		Owned	Leased		Operating Since	Infrastructure
		Tonnes in million (1)
Koolyanobbing (4)	Banded Iron Formations Southern Cross Terrane Yilgarn Mineral Field (Hematite, Goethite)	8.2	6.7	83.8	90.5	95.1	0%	100%	Geologic - Block Model	1994	Mine, Road Train Haulage, Crushing- Screening Plant

Cockatoo Island JV (5,6)	Sandstone Yampi Formation Kimberley Mineral Field (Hematite)	1.2	—	2.3	2.3	0.5	0%	100%	Geologic - Block Model	1994	Mine, Crushing-Screening Plant, Shiploader

	Total	9.4	6.7	86.1	92.8	95.6

(1)	Metric tons of 2,205 pounds.

(2)	Reported ore reserves restricted to proven and probable tonnages based on life of mine operating schedules. 6.7 million tonnes of the Koolyanobbing reserves are sourced from current stockpiles.

(3)	Asia Pacific Iron Ore’s reserve estimates are regularly updated in accordance with SEC Industry Guide 7 and the 2004 Edition of the JORC Code.

(4)	Rail and plant upgrades in 2008 increase the annual capacity to 8.2 million tonnes for 2009.

(5)	Asia Pacific Iron Ore has a 50% interest in the Cockatoo Island joint venture. Reserves reported at 100% and represent the Stage 3 Seawall extension project area.

(6)	The Cockatoo Stage 3 Seawall extension is scheduled for completion in July 2009 with first shipment from the restarted operation scheduled for the same month.

Net of 2008 mine depletion, Koolyanobbing ore reserves have increased by 3 million tonnes. The increase is related to mine planning optimization and conversion of inferred mineralization to indicated resources enabling their utilization in economic reserve analyses.

During 2008 the Cockatoo Island Stage 2 seawall embankment project reserves were exhausted. A Stage 3 extension of the seawall embankment commenced in 2008 which will provide access to an additional 2.3 million tonnes of premium high grade iron ore fines for the joint venture. This extension is expected to extend production for approximately two additional years, through June 2011.

Coal Reserves

North American Coal

Coal reserve estimates for our North American underground coal mines as of December 31, 2008 were estimated using three-dimensional modeling techniques, coupled with mine plan designs. A complete re-estimation of the moist, recoverable coal reserves was completed subsequent to the 2007 acquisition. The following table reflects expected current annual capacities and economically recoverable reserves for our North American coal mines as of December 31, 2008.

Mine (2)	Category (3)	Current Annual Capacity	Proven and Probable Reserves		Mineral Rights		Method of Reserve Estimation	Infrastructure
			In-place	Moist Recoverable	Owned	Leased
		Tons in Millions (1)
Pinnacle Complex		4.0			0%	100%	Geologic -	Mine, Preparation
Pocahontas No 3	Assigned		121.9	60.6			Block Model	Plant, Load-out
Pocahontas No 4	Unassinged		32.8	11.1
Oak Grove		2.5			0%	100%	Geologic -	Mine, Preparation
Blue Creek Seam	Assigned		92.9	48.4			Block Model	Plant, Load-out

Total		6.5	247.6	120.1

(1)	Short tons of 2,000 pounds.

(2)	All coal extracted by underground mining using longwall and continuous miner equipment.

(3)	Assigned reserves represent coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

All recoverable coal reserves at our North American operations are high quality, low volatile, metallurgical grade coal. The following table presents the coal quality at our North American coal mines.

Mine	Coal Type	Moist Recoverable Reserves (1) Proven & Probable	Sulfur Content%	As Received Btu/lb
Pinnacle Complex
Pocahontas No 3	Metallurgical	60.6	0.76	14,000
Pocahontas No 4	Metallurgical	11.1	0.60	14,000
Oak Grove
Blue Creek Seam	Metallurgical	48.4	0.53	13,300

Total		120.1

(1)	In millions of short tons of 2,000 pounds.

Asia Pacific Coal

The coal reserve estimate for our Asia Pacific coal mine as of December 31, 2008 is based on a JORC-compliant resource estimate. An optimized pit design for an initial 10-year mine operating schedule was generated supporting the reserve estimate.

The following table reflects expected current annual capacity and economically recoverable reserves for the Sonoma Project:

Mine (2)	Category (3)	Current Annual Capacity (4)	Proven and Probable		Mineral Rights		Method of Reserve Estimation	Infrastructure
			In-place	Moist Recoverable	Owned	Leased
		Tonnes in Millions (1)
Sonoma
Moranbah Coal Measures B, C and E Seams	Assigned	4.0	43.3	25.3	0%	100%	Geologic - Block Model	Mine, Preparation, Plant, Load-out

(1)	Metric tons of 2,205 pounds. In-place coal at 8 percent moisture, recoverable clean coal at 9 percent moisture. Reserves listed on 100 percent basis. Cliffs Natural Resources has an effective 45 percent interest in the joint venture.

(2)	All coal is extracted by conventional surface mining techniques.

(3)	Assigned reserves represent coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

(4)	Annual capacity increased from 3.0 million tonnes with completion of coal preparation plant installations.

An increase in Sonoma coal reserves of 1 million tonnes net of 2008 production is due to updated yield assumptions from 2008 upgrades to the coal preparation plant and operating results.

The Sonoma Project’s recoverable coal reserves are primarily metallurgical grade coal (standard coking coal plus low volatile coal for pulverized coal injection) with lesser steam coal. Sonoma coal quality is presented in the following table.

Mine	Coal Type (2)	Moist Recoverable Reserves Proven & Probable (1)	Sulfur Content %	As Received Btu/lb
Sonoma
	Metallurgical	11.2	0.48	13,800
	Steam	14.1	0.55	10,800

Total		25.3

(1)	In million of metric tons of 2,205 pounds. In-place coal at 8 percent moisture, recoverable clean coal at 9 percent moisture. Reserves listed on 100% basis. Cliffs Natural Resources has an effective 45 percent interest in the Joint Venture.

(2)	Sonoma steam coal recoverable reserves meet US compliance standards as defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu.

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

The Biwabik, Negaunee, and Wabush Iron Formations are classified as Lake Superior type iron-formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Chert is the predominant waste mineral present, with lesser amounts of silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

All North American Coal mine operations are underground mines that are in production. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations. The Pocahontas No 3 and Blue Creek Coal Seams are Pennsylvanian Age low ash, high quality coals.

At Koolyanobbing, an exploration program targeting extensions to the iron ore resource base as well as regional exploration targets in the Yilgarn Mineral Field was active in 2007 and continued in 2008. At Cockatoo Island, feasibility studies have been completed for a below-sea-level eastward mine pit extension. The Stage 3 extension was reviewed by the regulators and approved in August 2008. Construction on a necessary extension of the existing seawall commenced in the third quarter 2008, with production anticipated to restart by the end of the second quarter 2009. This extension is expected to extend production for approximately two additional years, through June 2011.

The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron-formations. Individual deposits tend to be small with complex ore-waste contact relationships. The Koolyanobbing operations reserves are derived from 15 separate mineral deposits distributed over a 100-kilometer operating radius. The mineralization at Cockatoo Island is predominantly soft, hematite-rich sandstone that produces premium high grade, low impurity direct shipping fines.

An exploration program providing geologic definition of the hematite mineralization at Amapá is ongoing. Mineralized material at the Amapá mine is predominantly hematite occurring in weathered and leached greenstone-hosted banded iron-formation of the Archean Vila Nova Group. Variable degrees of leaching generate soft hematite mineralization suitable for either sinter feed production via crushing and gravity separation or pelletizing feed production via grinding and flotation.

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

Item 3.    Legal Proceedings.

Alabama Dust Litigation.    In 1996 and 1997, two cases (White, et al. v. USX Corporation, et al., and Weekley, et al. v. USX Corporation, et al.) were brought alleging that dust from the Concord Coal Preparation Plant damaged properties in the area. In 2002, the parties entered into settlement agreements with the former owner in exchange for a lump sum payment and the agreement to implement remedial measures. However, the plaintiffs were not required to dismiss their claims. PinnOak was added to these cases in 2004 and 2006. The plaintiffs in both these matters sought additional remediation measures, and we opposed that request. The parties have reached agreement on an amendment to the 2002 settlement of the White matter, which on December 11, 2008, was approved by the court. The terms of the amendment provide that in exchange for an immaterial amount as payment for attorneys’ fees and costs and the implementation of a one year ambient air monitoring plan, which could lengthen to 18 months under certain circumstances, plaintiffs agreed to release and dismiss us from the lawsuit upon successful completion of the ambient air monitoring plan. If the ambient air monitoring plan is not successfully completed, the parties will revert to their respective positions under the 2002 settlement agreement. The Weekley case is currently pending before the Supreme Court of Alabama on a petition for writ of mandamus, arguing that the case should be dismissed in light of the White class action settlement. In addition to the two cases noted above, in 2004 approximately 160 individual plaintiffs brought an action against PinnOak asserting injuries arising from particulate emissions from the Concord Preparation Plant. We are seeking a summary judgment in this most recent matter because it had previously been concluded under the 2002 settlement agreement.

In 2006, in Gamble, et al. v. PinnOak Resources, LLC, et al., 13 plaintiffs brought an action against PinnOak related to the operation of the Concord Coal Preparation Plant. These plaintiffs asserted that dangerous levels of coal dust emissions had been allowed to accumulate at that facility. We denied this allegation, and on April 15, 2008, the United States District Court for the Northern District of Alabama, Southern Division, dismissed the case without prejudice for lack of standing on the part of the plaintiffs.

American Steamship Litigation.    One of our subsidiaries, Cliffs Sales Company, currently contracts with American Steamship Company, or ASC, for the transportation of iron ore pellets from various ports on the Great Lakes to a blast furnace ore dock in Cleveland, Ohio. There are nine years remaining on that contract and we filed suit against ASC on February 21, 2007 alleging breach of contract and unjust enrichment claims for damages in connection with overcharges by ASC for fuel adjustments. We also requested declaratory relief for the fuel adjustment provisions of the contract as well as with respect to ASC’s obligation to shuttle iron ore. On May 18, 2007, ASC filed its own action against Cliffs Sales Company and adding Northshore Mining Company and Oglebay Norton Marine Services Company, LLC, as parties. ASC requested declaratory relief stating that its fuel adjustment charges were proper and that it had no obligation to shuttle iron ore during the winter. ASC also requested damages in connection with an alleged anticipatory breach of the contract based on our breach of contract claims. Both cases were consolidated for purposes of discovery. On May 20, 2008, a jury returned a verdict in favor of Cliffs Sales Company with respect to overcharges for fuel adjustments. The jury awarded Cliffs Sales Company damages totaling $3.7 million. It was determined that Oglebay Norton was responsible for $1.7 million of the damages and ASC was responsible for the remaining $2.0 million of damages to us. The jury stated that ASC could only charge an additional half cent fuel surcharge on shuttles to a blast furnace ore dock in Cleveland, Ohio when the ore was delivered to Cleveland Bulk Terminal by a non-ASC vessel. The jury found against Cliffs Sales Company finding that ASC was not obligated to provide winter shuttle service. Cliffs Sales Company filed a motion for the payment of interest on the amounts due to Cliffs Sales Company, as well as for our costs for trying. ASC and Oglebay Norton’s motions for new trial and for judgment as a matter of law were denied. ASC and Oglebay Norton have both agreed not to file an appeal. In the fourth quarter of 2008, we recorded and received payment for the $3.7 million of damages.

ArcelorMittal Arbitrations.    On March 18, 2008, ArcelorMittal filed two demands for arbitration with the AAA with respect to the March 1, 2007 Umbrella Agreement between ArcelorMittal and some of our operations. In one demand for arbitration, ArcelorMittal alleged that we had breached the Umbrella Agreement by refusing to honor ArcelorMittal’s attempt to revise its 2008 nomination for an additional 1,450,000 gross tons of iron ore pellets for export to ArcelorMittal facilities located outside of the United States. In the other demand for arbitration, ArcelorMittal requested a ruling from the AAA that, under the terms of the Umbrella Agreement, ArcelorMittal may transfer iron ore pellets purchased in 2009 and 2010 under the Umbrella Agreement to any iron and steel making facility owned directly or indirectly by Mittal Steel Company N.V.

On December 23, 2008, the arbitration panel ruled on both arbitrations. The arbitration panel ruled in our favor in the first arbitration, ruling that we did not breach the Umbrella Agreement with respect to ArcelorMittal’s attempt to revise their 2008 nomination. In the second arbitration, the arbitration panel ruled in ArcelorMittal’s favor, ruling that ArcelorMittal may transfer iron ore pellets purchased in 2009 and 2010 under the Umbrella Agreement to any iron and steel making facility owned directly or indirectly by Mittal Steel Company N.V.

Maritime Asbestos Litigation.    As previously disclosed, The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 484 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been dismissed without prejudice, but can be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

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

Northshore Air Permit Matters.    On December 16, 2006, Northshore submitted an application to the MPCA for an administrative amendment to its air pollution operating permit. The proposed amendment requested the deletion of a term in the air permit that was derived from a court case brought against the Silver Bay taconite operations in 1972. The permit term incorporated elements of the court-ordered requirement to reduce fiber emissions to below a medically significant level by installing controls that would be deemed adequate if the fiber levels in Silver Bay were below those of a “control city such as St. Paul”. We requested deletion of this “control city” permit requirement on the grounds that the court-ordered requirements had been satisfied more than 20 years ago and should no longer be included in the permit. The MPCA denied our application on February 23, 2007. We appealed the denial to the Minnesota Court of Appeals. The court of appeals ruled in MPCA’s favor. Subsequent to the court of appeals’ ruling, Northshore filed a major permit amendment on August 28, 2008 to remove the control city requirement from its permit. The permit amendment is currently pending.

Subsequent to the filing of the major permit amendment, the MPCA alleged that Northshore was in violation of the control city standard based on new data that the MPCA collected showing that current fiber levels in St. Paul were lower than in Silver Bay for a period in 2007. Northshore filed a motion with the U.S. District Court for the District of Minnesota to re-open the original Reserve Mining case, requesting that the court declare the control city standard satisfied and the court’s injunction voided, or if the control city standard remained in effect, clarify that it was a fixed standard set at the 1980 level rather than a moving standard, referred to as the federal suit. Shortly thereafter, the Save Lake Superior Association and the Sierra Club filed a lawsuit in U.S. District Court for the District of Minnesota with respect to alleged violations of the control city standard, referred to as the citizens’ suit. On September 20, 2007, the court granted Northshore’s motion to stay the citizen’s suit pending resolution of the federal suit. A joint stipulation for dismissal with prejudice of the citizens’ suit is pending before the court.

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

On July 28, 2008, the MPCA issued a NOV to Northshore alleging violations related to the control city standard for the period of March 2006 through October 2007, specifically with respect to MPCA’s interpretation of the control city standard’s emission limits and related monitoring and reporting requirements. The NOV states that Northshore has been in compliance with MPCA’s interpretation of the standard since October 2007, but requires corrective actions relating to operating and maintaining facilities of treatment and control to remain in compliance. Although the NOV does not seek civil penalties, it contains various requests for information and reserves the right for MPCA to take further action. Northshore disputes the allegations contained in the NOV and is currently assessing its legal and administrative options.

Northshore filed a major permit amendment on August 28, 2008 requesting the removal of all fiber-related provisions from Northshore’s air permit and proposing that Northshore install additional particulate controls. MPCA issued a “Findings of Fact, Conclusions of Law and Order” on November 25, 2008 declaring that Northshore’s request to remove the “Control City Standard” from its permit constitutes a “project” for which an EAW must be completed. MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete. Northshore had 30 days from the date it received the MPCA’s Order in which to challenge these determinations through a Declaratory Judgment, which it has done.

Additionally, in October 2008, Northshore received the final results of the International Symposium on the Health Hazard Evaluation of Fibrous Particles Associated with Taconite and the Adjacent Duluth Complex. The peer-reviewed study concluded that there are no significant health effects related to fibers from Northshore.

Northshore filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court, which is currently pending. If either our appeal is unsuccessful or if we are unable to negotiate an acceptable compliance schedule, Northshore could be subject to future enforcement actions with respect to its Title V operating permit if we are unable to meet the permit requirements as interpreted by MPCA.

Additionally, as part of Northshore’s permitting of the restart of Furnace 5, Northshore is required to certify compliance with air emission standards within 180 days of operation. During the scheduled compliance testing for Furnace 5, Northshore experienced abnormal operating difficulties and was thereby unable to certify compliance. Northshore received a Notice of Noncompliance from MPCA on December 18, 2008 indicating it considers the facility out of compliance with the testing schedule and reserves the right to enforcement, while asking for additional explanation as to the related causes. Due to changes in market demand, Furnace 5 has been idled. Northshore expects that upon restart it will demonstrate compliance with the required limits and will perform retesting as soon as Furnace 5 returns to normal operating conditions. Accordingly, at that time, Northshore will take appropriate steps to establish compliance with MPCA.

Republic Arbitration.    On October 1, 2006, we entered into an agreement for the sale of pellets with Republic Engineered Products, Inc. (“Republic”). Pursuant to that agreement Republic was required to purchase a percentage of its iron ore requirements from us. Republic is required to provide us with a firm nomination by a certain date each year. As of the end of 2008 Republic had failed to take delivery and pay for a portion of the gross tons remaining from its 2008 nomination. After several failed attempts at negotiating a workout agreement, we filed a Demand for Arbitration on February 2, 2009 for a total of $30.7 million plus interest, commencing December 31, 2008.

The Rio Tinto Mine Site.    The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”). The Consent Order is currently projected to continue with the objective of supporting the selection of the final remedy for the site. Costs are shared pursuant to the terms of a Participation Agreement between the parties of the RTWG, who have reserved the right to renegotiate any future participation or cost sharing following the completion of the Consent Order.

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

During 2006, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study was reviewed with NDEP, the EPA and the Rio Tinto Trustees and the alternatives have essentially been reduced to the following: (1) tailings stabilization and long-term water treatment; and (2) removal of the tailings. As of December 31, 2008, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. In 2008, the RTWG parties met for formal mediation on two occasions to resolve differences over the allocation of any negotiated remedy. The mediation resulted in substantial progress, and the members of the RTWG are still negotiating an allocation. Additionally, the RTWG and RTAG met most recently in December 2008 to discuss appropriate terms for a global settlement based on the latest investigation results. While a global settlement has not been finalized, we expect an agreement will be reached in 2009. We have increased our reserve most recently in 2008 by $5.2 million to reflect revised cleanup estimates and cost allocation associated with our anticipated share of the eventual remediation costs based on a consideration of the various remedial measures and related cost estimates The expense was included in Selling, general and administrative expenses on the Statements of Consolidated Operations.

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

On March 20, 2008, Dofasco commenced this action against both Cliffs and U.S. Steel in the Ontario Superior Court of Justice. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U.S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. On May 14, 2008 U.S. Steel filed a Notice of Motion to dismiss the action. We filed an identical Notice of Motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008. On November 5, 2008, the court ruled on both motions, granting U.S. Steel’s motion and denying ours. We filed a Notice of Motion seeking leave to appeal the court’s decision on November 11, 2008. Dofasco did not appeal the dismissal of U.S. Steel from the litigation. Oral argument on our Notice of Motion seeking leave to appeal has been scheduled for May 27, 2009. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously.

West Virginia Flood Litigation.    As of February 2008, Cliffs’ Pinnacle Mining Company has been named as a defendant in six lawsuits brought against over 60 defendants who were allegedly involved in land disturbing activities, primarily mining or logging, in Wyoming County, West Virginia. In each case the plaintiffs allege that these activities in Wyoming County resulted in flooding on or after July 8, 2001. The plaintiffs seek a permanent injunction and unstated personal and property damages under a number of legal theories. We are currently investigating these cases. We intend to defend these cases vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders.

Control Share Acquisition Special Meeting

On August 14, 2008, we received from Harbinger an “acquiring person statement”. Upon receipt of the acquiring person statement, we were required under Ohio law to convene a special meeting of shareholders for the sole purpose of considering and voting on whether to authorize pursuant to Section 1701.831 of the Ohio Revised Code, the control share acquisition of our common shares by Harbinger pursuant to the acquiring person statement. Harbinger’s proposal asked our shareholders to allow Harbinger to acquire more than one-fifth but less than one-third of our outstanding common shares.

Under Ohio law an affirmative vote of the holders of a majority of the portion of the voting power entitled to vote in the election of our directors (the “First Majority Approval”) and the affirmative vote of the holders of a majority of the portion of the voting power entitled to vote in the election of our directors, excluding the voting power of “interested shares” as defined in Chapter 1704 of the Ohio Revised Code (the “Second Majority Approval”) were required for the passage of the control share acquisition proposal.

The special meeting was held on October 3, 2008. At the special meeting 78,911,275 shares were represented in person or by proxy at the meeting, reflecting a total turnout of nearly 74 percent of all outstanding shares. With respect to the required First Majority Approval, 51,266,469, or 65 percent of the votes represented at the special meeting, voted against Harbinger’s proposal; 27,092,710 voted for and 552,096 abstained.

With respect to the required Second Majority Approval, or shares voted by holders other than Harbinger, its equity-swap counter parties and other “interested” shareholders, 46,292,356, or 82 percent of the eligible votes represented, voted against Harbinger’s proposal; 10,020,859 voted for and 380,561 abstained.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Exchange Information

Our Common Shares (ticker symbol CLF) are listed on the New York Stock Exchange and the Chicago Stock Exchange.

Common Share Price Performance and Dividends

	2008			2007
	High	Low	Dividends	High	Low	Dividends
First Quarter	$63.89	$38.63	$0.0875	$32.42	$23.00	$0.0625
Second Quarter	121.95	57.32	0.0875	46.03	32.10	0.0625
Third Quarter	118.10	42.16	0.0875	45.00	28.20	0.0625
Fourth Quarter	53.30	13.73	0.0875	53.15	36.75	0.0625

Year	121.95	13.73	$0.3500	53.15	23.00	$0.2500

At February 23, 2009, we had 1,520 shareholders of record.

Shareholder Return Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs’ Common Shares; (2) S&P Stock Index; (3) S&P Steel Group Index; and (4) S&P Mid Cap 400 Index. The values of each investment are based on price change plus reinvestment of all dividends.

		Dec-2003	Dec-2004	Dec-2005	Dec-2006	Dec-2007	Dec-2008
CLIFFS NATURAL RESOURCES INC.	Return%		103.83	71.91	10.29	110.09	-48.84
	Cum $	100.00	203.83	350.39	386.44	811.88	415.37
S&P 500 Index Total Returns	Return%		10.87	4.89	15.79	5.42	-36.99
	Cum $	100.00	110.87	116.30	134.66	141.96	89.45
S&P 500 Steel Index	Return%		59.88	21.91	77.12	20.15	-51.96
	Cum $	100.00	159.88	194.91	345.23	414.80	199.25
S&P MidCap 400 Index	Return%		16.47	12.55	10.31	7.97	-36.24
	Cum $	100.00	116.47	131.09	144.61	156.14	99.55

Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our VNQDC Plan, we sold a total of 300 common shares, par value $0.125 per share, of Cliffs Natural Resources Inc. (“Common Shares”) for an aggregate consideration of $7,273.77 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by three mine managers under the VNQDC Plan. Due to an administrative oversight, the sale of 18 Common Shares in August, 2008, is being reported in the fourth quarter. The following transactions occurred:

Date	Shares (#)	Price per Share ($)	Total Purchase Price ($)
08/5/2008	18	95.00	1,709.91
11/17/2008	36	19.73	710.28
11/15/2008	246	19.73	256.49

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 — 31, 2008	—		—	—	1,247,700
November 1 — 30, 2008	654	(2)	23.24	—	1,247,700
December 1 — 31, 2008	13,879	(3)	26.49	—	1,247,700

Total	14,533		26.34	—	1,247,700

(1)	On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the fourth quarter under this program.

(2)	On November 11, 2008, the Company acquired 654 Common Shares pursuant to a scheduled distribution election from a VNQDC Plan participant. The shares were repurchased by the Company to satisfy the tax withholding obligation of that participant pursuant to the distribution.

(3)	On December 19, 2008, the Company acquired 13,879 Common Shares from an employee in connection with the lapsing of restrictions on certain shares. The shares were repurchased to satisfy the tax withholding obligations pursuant to the 1992 Incentive Equity Plan.

Item 6.	Selected Financial Data.

Summary of Financial and Other Statistical Data

Cliffs Natural Resources Inc. and Subsidiaries

	2008 (a)	2007 (b)	2006	2005 (a)	2004
Financial data (in millions, except per share amounts and employees)
Revenue from product sales and services	$3,609.1	$2,275.2	$1,921.7	$1,739.5	$1,203.1
Cost of goods sold and operating expenses	(2,449.4)	(1,813.2)	(1,507.7)	(1,350.5)	(1,053.6)
Other operating expense	(220.8)	(80.4)	(48.3)	(32.5)	(31.9)

Operating income	938.9	381.6	365.7	356.5	117.6
Income from continuing operations	515.8	269.8	279.8	273.2	320.2
Income (loss) from discontinued operations	—	0.2	0.3	(0.8)	3.4

Income before cumulative effect of accounting changes	515.8	270.0	280.1	272.4	323.6
Cumulative effect of accounting changes (c)	—	—	—	5.2	—

Net income	515.8	270.0	280.1	277.6	323.6
Preferred stock dividends	(1.1)	(5.2)	(5.6)	(5.6)	(5.3)

Income applicable to common shares	514.7	264.8	274.5	272.0	318.3
Earnings (loss) per common share — basic (d) (e) (f)
Continuing operations	5.07	3.19	3.26	3.08	3.70
Discontinued operations	—	—	—	(0.01)	0.04
Cumulative effect of accounting changes	—	—	—	0.06	—

Earnings per common share	5.07	3.19	3.26	3.13	3.74
Earnings (loss) per common share — diluted (d) (e) (f)
Continuing operations	4.76	2.57	2.60	2.46	2.92
Discontinued operations	—	—	—	(0.01)	0.03
Cumulative effect of accounting changes	—	—	—	0.05	—

Earnings per common share — diluted (d) (e) (f)	4.76	2.57	2.60	2.50	2.95
Total assets	4,111.1	3,075.8	1,939.7	1,746.7	1,232.3
Long-term obligations	580.2	490.9	47.2	49.6	9.1
Net cash from (used by) operating activities	853.2	288.9	428.5	514.6	(141.4)
Redeemable cumulative convertible perpetual preferred stock	0.2	134.7	172.3	172.5	172.5
Distributions to preferred shareholders cash dividends	1.1	5.5	5.6	5.6	5.3
Distributions to common shareholders cash dividends
- Per share (d) (e) (f)	0.35	0.25	0.24	0.15	0.03
- Total	36.1	20.9	20.2	13.1	2.2
Repurchases of common shares	—	2.2	121.5	—	6.5
Iron ore and coal production and sales statistics
(tons in millions - North America; tonnes in millions - Asia-Pacific)
Production tonnage - North American iron ore	35.2	34.6	33.6	35.9	34.4
- North American coal	3.5	1.1	—	—	—
- Asia-Pacific iron ore	7.7	8.4	7.7	5.2	—
Production tonnage — North American iron ore (Cliffs’ share)	22.9	21.8	20.8	22.1	21.7
Sales tonnage - North American iron ore	22.7	22.3	20.4	22.3	22.6
- North American coal	3.2	1.2	—	—	—
- Asia-Pacific iron ore	7.8	8.1	7.4	4.9	—
Common shares outstanding (millions) (d) (e)
- Average for year	101.5	83.0	84.1	86.9	85.2
- At year-end	113.5	87.2	81.8	87.6	86.4

(a)	On April 19, 2005, we completed the acquisition of 80.4 percent of Portman, an iron ore mining company in Australia. Results for 2005 include Portman’s results since the acquisition. On May 21, 2008, Portman authorized a tender offer to repurchase shares, and as a result, our ownership interest in Portman increased from 80.4 percent to 85.2 percent on June 24, 2008. On September 10, 2008, we announced an off-market takeover offer to acquire the remaining shares in Portman, which closed on November 3, 2008. We subsequently proceeded with a compulsory acquisition of the remaining shares and have full ownership of Portman as of December 31, 2008. Results for 2008 reflect the increase in our ownership of Portman since the date of each step acquisition.

(b)	On July 31, 2007, we completed the acquisition of Cliffs North American Coal LLC (formerly PinnOak), a producer of high-quality, low-volatile metallurgical coal. Results for 2007 include PinnOak’s results since the acquisition.

(c)	Effective January 1, 2005, we adopted Emerging Issues Task Force, or EITF, 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”.

(d)	On March 11, 2008, our board of directors declared a two-for-one stock split of our common shares. The record date for the stock split was May 1, 2008 with a distribution date of May 15, 2008. Accordingly, all common shares and per share amounts for all periods presented have been adjusted retroactively to reflect the stock split.

(e)	On May 9, 2006, our board of directors approved a two-for-one stock split of our common shares. The record date for the stock split was June 15, 2006 with a distribution date of June 30, 2006. Accordingly, all common shares and per share amounts for all periods presented have been adjusted retroactively to reflect the stock split.

(f)	On November 9, 2004, our board of directors approved a two-for-one stock split of our common shares. The record date for the stock split was December 15, 2004, with a distribution date of December 31, 2004. Accordingly, all common shares and per share amounts for all periods presented have been adjusted retroactively to reflect the stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. We are the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. Our company is organized according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore.

In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and two coking coal mine complexes located in West Virginia and Alabama. Our Asia Pacific operations include full ownership of Portman, which is comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, as well as a number of smaller greenfield projects not yet in production.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets.

Safety remains the No. 1 priority within our Company. Our North American Iron Ore segment had a total reportable incident rate, as defined by MSHA, of 2.29 in 2008, compared with the prior year result of 1.93. Our North American Coal operations had a total reportable incident rate of 8.44 compared with a rate of 6.66 in 2007. Although the total reportable injury rates in North America were slightly unfavorable, other recognized safety measures showed marked improvements from 2007. Our North American Iron Ore segment finished the year with a 13 percent decline in the all injury frequency rate from 2007, and our North American Coal segment recorded a 20 percent decline in injury severity rates from the prior year. We have developed close collaboration between our North American segments to drive further improvements in our safety results.

At our Asia Pacific Iron Ore operations, Koolyanobbing’s total reportable incident rate for 2008 was 2.50, compared with the 2007 result of 0.83. Cockatoo Island reported a total reportable incident rate of 6.12 in 2008 compared with 2.61 in 2007. Asia Pacific Iron Ore safety statistics include employees and contractors.

We continued to deliver strong financial performance in 2008 while continuing to execute on our strategic plan, which includes consolidating minority positions, exploring external and organic growth opportunities, and striving for operational excellence in each of our business segments. Consolidated revenues for 2008 increased to $3.6 billion, with net income of $4.76 per diluted share. This compares with revenues of $2.3 billion and net income of $2.57 per diluted share in 2007.

Global crude steel growth, a significant driver of our business was down approximately two percent from 2007 with supply and demand of steel raw materials extremely tight. Worldwide demand for metallurgical coal increased throughout most of 2008 as supply-side constraints, including flooding in the Bowen Basin, a major coal producing area of Australia, port congestion, and production problems at large mines in the United States continue to place upward pressure on pricing.

However, the current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. The mining industry has seen a reduction in high cost operations, and the credit environment is expected to limit the funding and expansion capabilities of many mining companies. Based on these economic conditions, we continue to evaluate and assess our capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current environment. We reacted quickly to align production with lower demand for steel and steelmaking materials entering the fourth quarter of 2008. While remaining attuned to current macroeconomic challenges, we continue to seek low-risk expansion opportunities and, at the same time, position ourselves to weather any difficult times that lie ahead.

Results in 2008 were also impacted by considerable volatility in foreign currency exchange rates, which resulted in significant changes in the fair value of our derivative instruments. In particular, we use derivative financial instruments to reduce the volatility attributable to changes in Australian and United States currency fluctuations related to our operations in Asia Pacific. We recorded unrealized losses of $188.2 million in our Statement of Consolidated Operations in 2008 as a result of substantial declines in the spot rates related to the depreciation of the Australian dollar relative to the United States dollar during the year.

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

Segments

We organize our business according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our two North American coking coal mining complexes that provide metallurgical coal to the integrated steel industry. The Asia Pacific Iron Ore segment, which is comprised of Portman, is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia, which is in the early stages of production. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil, which is also in the early stages of production. As a result, the Asia Pacific Coal and Latin American Iron Ore operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

All North American business segments are headquartered in Cleveland, Ohio. Offices in Duluth, Minnesota, have shared services groups supporting the North American business segments. Our Technology Group is located in Ishpeming, Michigan. Our Asia Pacific headquarters are located in Perth, Australia, and our Latin American headquarters are located in Rio de Janeiro, Brazil. Cliffs International Mineração Brasil, Ltda and Cliffs Natural Resources Pty Limited provide technical and administrative support for our assets in Latin America and Australia, respectively, as well as new business development services in these regions. See NOTE 6 — SEGMENT REPORTING for further information.

Growth Strategy and Strategic Transactions

We expect to grow our business and presence as an international mining and natural resources company by expanding both geographically and through the minerals that we mine and market in order to achieve scale in our industry. Our growth domestically, combined with our investments in Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as coal, illustrate the execution of this growth strategy. While ever-conscious of the challenges associated with the current economic environment, we continue to identify low-risk opportunities to grow and at the same time position ourselves to address the uncertainties that lie ahead. In 2008, we continued our strategic growth and transformation to an international mining company through the following acquisitions, partnerships and re-branding:

•	Portman Share Repurchase and Off-Market Takeover

•	Investment in AusQuest

•	United Taconite Purchase

•	Michigan Expansion Projects

•	Investment in Golden West

•	Change in Corporate Name to Cliffs Natural Resources Inc.

Refer to Recent Developments within Item 1 — Business, for additional information regarding each of these strategic transactions.

Other Significant Developments

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

Termination of Merger with Alpha Natural Resources

On November 17, 2008, we announced the termination of the definitive merger agreement with Alpha Natural Resources, Inc., under which we would have acquired all outstanding shares of Alpha, as previously announced on July 16, 2008. Both our Board of Directors and Alpha’s Board of Directors made the decision after considering various issues, including the current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics, and the risks and costs of potential litigation. Considering these issues, each board determined that termination of the merger agreement was in the best interest of its equity holders.

Results of Operations — Consolidated

2008 Compared to 2007

For the year ended December 31, 2008, consolidated revenues increased to $3.6 billion, with net income of $4.76 per diluted share. This compares with revenues of $2.3 billion and net income of $2.57 per diluted share in 2007.

Revenue from Product Sales and Services

Sales revenue in 2008 increased $1.3 billion, or 59 percent, compared with 2007. The increase in sales revenue was primarily due to higher sales prices combined with increases in sales volume. Higher sales volume in 2008 was primarily due to increased demand and commitments under our long-term pellet sales agreements, increased spot sales, and customer plant outages during the prior year. However, this increase was partially offset by declines in sales volumes to customers during the fourth quarter of 2008 as a result of the current volatility and uncertainty in global markets, which has led to production slowdowns in the steel industry. In addition, sales volume was negatively impacted throughout the year by adverse mining conditions and production delays at our North American Coal segment. Results for North American Coal in 2007 represent five months of operations since the July 31, 2007 acquisition.

Revenues related to our North American Iron Ore segment increased approximately $624.2 million over the prior year primarily as a result of higher steel prices, renegotiated and new long-term supply agreements with certain customers, which were negotiated at world pellet prices, and other contractual price adjustment factors. In 2008, revenue also included $225.5 million related to the supplemental steel payments compared with $98.3 million in 2007. In addition, the Australian benchmark prices for lump and fines settled at increases of 97 percent and 80 percent in 2008, thereby resulting in higher revenues from our Asia Pacific Iron Ore segment compared with prior year.

Cost of Goods Sold

Cost of goods sold was $2.4 billion in 2008, an increase of $636.2 million, or 35 percent compared with 2007. The increase in cost of goods sold in 2008 was primarily due to higher costs of production, higher royalty fees related to the increases in pellet pricing, and increased maintenance costs associated with the Michigan expansion project and major furnace repairs at Empire and United Taconite during the first quarter. In 2008, we continued to be challenged with adverse geological conditions across the mines at our North American Coal segment and delays in delivery of new capital equipment, which contributed to overall equipment performance and availability issues, thereby resulting in production delays and increased costs in all operations. Results for North American Coal in 2007 represent five months of operations since the July 31, 2007 acquisition. Costs were also negatively impacted in 2008 by approximately $1.6 million related to unfavorable foreign exchange rates as well as higher fuel and energy costs primarily related to our North American and Asia Pacific iron ore operations, which together increased $42.5 million compared with 2007. In addition, the impact of the United Taconite and Portman step acquisitions also contributed to the increase from prior year.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for 2008 and 2007:

	(In Millions)
	2008	2007	Variance Favorable/ (Unfavorable)
Casualty recoveries	$10.5	$3.2	$7.3
Royalties and management fee revenue	21.7	14.5	7.2
Selling, general and administrative expenses	(188.6)	(114.2)	(74.4)
Terminated acquisition costs	(90.1)	—	(90.1)
Gain on sale of other assets — net	22.8	18.4	4.4
Miscellaneous — net	2.9	(2.3)	5.2

	$(220.8)	$(80.4)	$(140.4)

The increase in selling, general and administrative expense of $74.4 million in 2008 compared with 2007 is primarily a result of $20.2 million in higher share-based and incentive compensation, and higher wages and benefits related to an increase in the number of employees. We also incurred approximately $2.2 million in corporate severance costs during the fourth quarter of 2008. Outside professional service and legal fees associated with the expansion of our business increased approximately $15.1 million in 2008. Expenses at our Asia Pacific Iron Ore segment were $5.7 million higher than the prior year, reflecting higher employment costs and outside professional services to support business development and improvement efforts. The current year was also impacted by additional corporate development activities in Latin America, Asia Pacific, and other general business development, resulting in an increase of approximately $13.0 million. In addition, 2008 includes a full year of selling, general and administrative expenses from our North American Coal segment, compared with five months in 2007 based on a July 31, 2007 date of acquisition, resulting in an increase of $5.1 million. Selling, general and administrative expense in 2008 was also impacted by a charge in the first quarter of approximately $6.8 million in connection with a legal case as well as $4.3 million related to our interest in Sonoma acquired in 2007.

On November 17, 2008, we announced the termination of the definitive merger agreement with Alpha Natural Resources, Inc., under which we would have acquired all outstanding shares of Alpha, as previously announced on July 16, 2008. Both our Board of Directors and Alpha’s Board of Directors made the decision after considering various issues, including the current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics, and the risks and costs of potential litigation. Considering these issues, each board determined that termination of the merger agreement was in the best interest of its equity holders. Under the terms of the settlement agreement, we were required to pay Alpha a $70 million termination fee, which was financed through our revolving credit facility and paid in November 2008. As a result, $90.1 million in termination fees and associated acquisition costs were expensed in the fourth quarter of 2008 upon termination of the definitive merger agreement.

The gain on sale of other assets of $22.8 million in 2008 primarily relates to the sale of our wholly-owned subsidiary, Cliffs Synfuel Corp. (“Synfuel”), which was completed on June 4, 2008. Under the agreement, Oil Shale Exploration Company-Skyline, LLC acquired 100 percent of Synfuel for $24 million. As additional consideration for the stock, a perpetual nonparticipating royalty interest was granted initially equal to $0.02 per barrel of shale oil and $0.01 per barrel of shale oil produced from lands covered by existing State of Utah oil shale leases, plus 25 percent of royalty payments from conventional oil and gas operations. We recorded a gain of $19 million in the second quarter of 2008 upon completion of the transaction. The prior year gain on sale of assets of $18.4 million primarily reflected the fourth quarter 2007 gain on the sale of portions of the former LTVSMC site. The sale included cash proceeds of approximately $18 million.

The increase in casualty recoveries in 2008 compared with 2007 is primarily attributable to a $9.2 million insurance recovery recognized in the current year related to a 2006 electrical explosion at our United Taconite facility.

Other income (expense)

Following is a summary of other income (expense) for 2008 and 2007:

	(In Millions)
	2008	2007	Variance Favorable/ (Unfavorable)
Changes in fair value of derivative instruments, net	$(188.2)	$—	$(188.2)
Impairment of investments	(25.1)	—	(25.1)
Interest income	26.2	20.0	6.2
Interest expense	(39.8)	(22.6)	(17.2)
Other — net	4.3	1.7	2.6

	$(222.6)	$(0.9)	$(221.7)

The impact of changes in the fair value of derivative instruments on our Statement of Consolidated Operations in 2008 primarily relates to the de-designation of the Portman cash flow hedges for accounting purposes. We are required to record on our Statements of Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. Previously, when the derivative instruments were designated as cash flow hedges, the mark-to-market adjustments related to the effective portions of the hedges were recorded as a component of Other comprehensive income. Upon de-designation of the cash flow hedges, effective July 1, 2008, the instruments are prospectively marked to fair value, and the adjustments resulting from changes in the market value of these derivative instruments are recorded as an unrealized gain or loss each reporting period. The following table represents our foreign currency derivative contract position as of December 31, 2008:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$537.0	0.81	0.69	$(77.5)
Contracts expiring in the next 13 to 24 months	202.5	0.74	0.69	(25.5)
Contracts expiring in the next 25 to 36 months	55.0	0.77	0.69	(8.8)

Total	$794.5	0.79	0.69	$(111.8)

AUD Call Options (2)
Contracts expiring in the next 12 months	$33.0	0.87	0.69	$0.3
Contracts expiring in the next 13 to 24 months	41.5	0.90	0.69	0.6
Contracts expiring in the next 25 to 36 months	—	—	—	—

Total	$74.5	0.88	0.69	$0.9

Total Hedge Contract Portfolio	$869.0			$(110.9)

(1)	Includes collar options, convertible collar options and forward exchange contracts.

(2)	AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The significant unrealized mark-to-market fluctuations are related to the spot rate of A$0.69 as of December 31, 2008, which significantly decreased from the spot rate of A$0.96 as of June 30, 2008 upon de-designation of the hedges. The changes in the spot rates are correlated to the depreciation of the Australian dollar relative to the United States dollar during the period. In addition, the amount of outstanding contracts in Portman’s foreign exchange hedge book significantly increased from $559.2 million at June 30, 2008 to approximately $869.0 million as of December 31, 2008, primarily as a result of higher sales prices in the current year partially offset by the expiration of contracts upon maturity.

In 2008, we recorded impairment charges of $25.1 million related to declines in the fair value of our available-for-sale securities which we concluded were other than temporary. As of December 31, 2008, our investments in PolyMet and Golden West had fair values totaling $6.2 million and $4.7 million, respectively, compared with a cost of $14.2 million and $21.8 million, respectively. The metals and mining industry and our investees are susceptible to changes in the U.S. and global economies and the industries of their customers. Their principal customers are part of the global steel industry, and their businesses have been adversely affected by the slowdown of the global economy, particularly during the last quarter of 2008 when our investments became impaired. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with the macroeconomic market and industry developments. However, we have evaluated the near-term prospects of the issuers in relation to the severity and rapid decline in the fair value of each of these investments, and based upon that evaluation, we could not reasonably assert that the impairment period would be temporary primarily as a result of the global economic crisis and the corresponding uncertainties in the market.

The increase in interest income in 2008 compared with 2007 is attributable to additional cash and investments held by Portman during the year coupled with higher overall average returns. However, investment returns were lower in the fourth quarter of 2008 as a result of market declines. Higher interest expense in 2008 reflected increased borrowings under our senior notes and interest accretion for the deferred payment related to the PinnOak acquisition. See NOTE 5 — DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax provision for the year ended December 31, 2008 and 2007 was $144.2 million and $84.1 million, respectively. The increase is primarily attributable to higher pre-tax book income partially offset by a decrease in our effective tax rate. Our effective tax rate for the year ended December 31, 2008 and 2007 was 20.1 percent and 22.1 percent, respectively. The 2.0 percent decrease is primarily attributable to increased percentage depletion and release of the valuation allowance related to foreign net operating losses. See NOTE 10 — INCOME TAXES for further information.

Minority Interest

Minority interest in consolidated income increased $5.6 million, or 36 percent, for the year ended December 31, 2008. The increase is primarily driven by a corresponding increase in the operating results of Portman, a consolidated subsidiary in which we owned approximately 80.4 percent in 2007 and throughout the first half of 2008. In June 2008, we acquired an additional 4.8 percent interest in Portman through a share repurchase program offered by Portman. We subsequently made an off-market offer to purchase the outstanding shares and proceeded with a compulsory acquisition of the remaining shares to obtain full ownership of Portman in the fourth quarter of 2008. In addition, effective July 1, 2008, we acquired the remaining 30 percent interest in United Taconite. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Each of these transactions constituted a step acquisition of a non-controlling interest, thereby reducing minority interest in consolidated income on a prospective basis. In accordance with SFAS 141, Business Combinations, we accounted for the acquisition of the minority interests by the purchase method. As a result of each step acquisition, the then historical cost basis of the minority interest balance was reduced to the extent of the percentage interest sold, and the increased ownership obtained was accounted for by increasing the entity’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the additional ownership acquired.

Equity Loss in Ventures

The equity loss in ventures for the year ended December 31, 2008 of $35.1 million primarily represents our share of the operating results of our equity method investment in Amapá. Such results mainly consist of start-up and operating losses of $45.6 million, which includes operating losses from Amapá’s railroad of $5.8 million. The loss was partially offset by foreign currency hedge gains of $10.5 million. This compares with a loss of $11.2 million in 2007, comprised of $7.2 million in pre-production costs and $4.0 million of operating losses from the railroad. The negative operating results in the current year are mainly due to slower than anticipated ramp-up of operations and product yields.

We evaluate the loss in value of our equity method investments each reporting period to determine whether the loss is other than temporary. Based upon the increase in equity losses resulting from start-up costs and production delays in 2008, we determined that indicators of impairment may exist relative to our investment in Amapá. Accordingly, we performed an assessment of the potential impairment of our investment during the fourth quarter of 2008 using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value as of December 31, 2008. Based upon the analysis performed, we have determined that our investment is not impaired. In addition, we will continue to evaluate the results of our investment on a quarterly basis while monitoring the declines in pricing and the potential impact on our business as a result of the recent economic downturn in the industry.

2007 Compared to 2006

For the year ended December 31, 2007, consolidated revenues increased to $2.3 billion, with net income of $2.57 per diluted share. This compared with revenues of $1.9 billion and net income of $2.60 per diluted share in 2006.

Revenue from Product Sales and Services

Sales revenue in 2007 increased $353.5 million, or 18 percent, compared with 2006. The increase in sales revenue was primarily due to higher sales prices combined with increases in sales volume. In relation to our North American Iron Ore segment, sales volume in 2007 included 1.5 million tons of pellets purchased and paid for by customers at year-end under take-or-pay provisions of existing long-term supply agreements. First half shipments in 2007 included 1.2 million tons of pellets purchased in upper Great Lakes stockpiles and paid for in 2006. Revenue recognition related to the December 2006 stockpile transaction totaling $62.6 million was deferred until the product was delivered in 2007. The completion of a two-million-tonne per annum expansion at Koolyanobbing in late 2006 also resulted in increased sales volume in 2007 related to our Asia Pacific Iron Ore segment.

Sales prices per-ton increased year over year in relation to our iron ore business both domestically and abroad, reflecting the effect of contractual base price increases, higher term supply agreement escalation factors including higher steel pricing, higher PPI and lag-year adjustments. In addition, 2007 included incremental revenue of $85.2 million related to our North American Coal segment acquired on July 31, 2007.

Cost of Goods Sold

Cost of goods sold was $1.8 billion in 2007, an increase of $305.5 million, or 20 percent compared with 2006. The increase in cost of goods sold and operating expenses primarily reflected higher volume in 2007. On a per-ton basis, cost of goods sold and operating expenses for our North American Iron Ore segment were flat in comparison to 2006, as a result of our strategic procurement, maintenance and other business improvement programs, as well as the implementation of Six Sigma and Lean Sigma. Costs were also negatively impacted in 2007 by unfavorable foreign exchange rates as well as changeover costs associated with a new mining contractor at our Asia Pacific Iron Ore segment. In addition, cost of goods sold in 2007 included incremental expense of $116.9 million related to our North American Coal segment acquired on July 31, 2007.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for 2007 and 2006:

	(In Millions)
	2007	2006	Variance Favorable/ (Unfavorable)
Casualty recoveries	$3.2	$—	$3.2
Royalties and management fee revenue	14.5	11.7	2.8
Selling, general and administrative expenses	(114.2)	(72.4)	(41.8)
Gain on sale of other assets — net	18.4	—	18.4
Miscellaneous — net	(2.3)	12.4	(14.7)

	$(80.4)	$(48.3)	$(32.1)

Selling, general and administrative expense of $114.2 million increased $41.8 million compared with the prior year, primarily reflecting higher employment costs related to our expanding business, including expenses at North American Coal and our Asia Pacific locations; increased outside professional service fees and higher legal fees.

Gain on sale of assets of $18.4 million primarily reflected the fourth quarter 2007 gain on the sale of portions of the former LTVSMC site. The sale included cash proceeds of approximately $18 million.

Miscellaneous-net expense of $2.3 million in 2007 increased $14.7 million compared with 2006, primarily reflecting increased mark-to-market hedging losses at our Asia Pacific Iron Ore business.

Other Income (Expense)

Following is a summary of other income (expense) for 2007 and 2006:

	(In Millions)
	2007	2006	Variance Favorable/ (Unfavorable)
Interest income	$20.0	$17.2	2.8
Interest expense	(22.6)	(5.3)	(17.3)
Other — net	1.7	10.2	(8.5)

	$(0.9)	$22.1	$(23.0)

Interest income of $20.0 million increased $2.8 million compared with the prior year, reflecting average higher cash and investment balances and higher average interest rates in our Asia Pacific iron ore business.

Interest expense of $22.6 million increased $17.3 million compared with the prior year, primarily reflecting borrowings from the credit facility to fund the acquisition of PinnOak.

Income Taxes

Income tax expense of $84.1 million in 2007 was $6.8 million lower than the comparable amount in 2006. The decrease was due to lower pre-tax income in 2007 and a lower effective tax rate. Our effective tax rate for the year ended December 31, 2007 and 2006 was 22.1 percent and 23.4 percent, respectively. The 1.3 percent decrease is attributable to lower pre-tax book income offset by increased percentage depletion netted with increased contingent foreign income taxes. See NOTE 10 — INCOME TAXES in Item 8 for further information.

Minority Interest

Minority interest decreased $1.5 million, or 9 percent from the prior year. Minority interest represented the 19.6 percent minority interest related to Asia Pacific Iron Ore earnings.

Equity Loss in Ventures

The equity loss in ventures, $11.2 million, represented the results from the Company’s investment in Amapá, primarily pre-production costs, $7.2 million and operating losses from the railroad, $4.0 million.

Results of Operations — Segment Information

Our company is organized and managed according to product category and geographic location. Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

2008 Compared to 2007

North American Iron Ore

Following is a summary of North American Iron Ore results for 2008 and 2007:

	(In Millions)
			Change due to
	2008	2007	Sales price and rate	Sales volume	Freight and reimbursements	Total change
Revenues from product sales and services	$2,369.6	$1,745.4	$596.1	$34.4	$(6.3)	$624.2
Cost of goods sold and operating expense	(1,565.3)	(1,347.5)	(199.0)	(25.1)	6.3	(217.8)

Sales margin	$804.3	$397.9	$397.1	$9.3	$—	$406.4

Sales tons	22.7	22.3

The increase in sales revenue in 2008 was primarily due to higher sales prices combined with an increase in sales volume. Revenue per ton increased 33.3 percent in the current year primarily as a result of higher steel prices, renegotiated and new long-term supply agreements with certain customers, which were negotiated at a time of higher world pellet prices, and other contractual price adjustment factors. In 2008, revenue included $225.5 million related to the supplemental steel payments compared with $98.3 million in 2007.

The comparison of sales volume between 2008 and 2007 shows a slight increase year over year. However, in 2007, certain of our customers purchased and paid for approximately 1.5 million tons of iron ore pellets in stockpiles at the end of the year in order to comply with the take-or-pay provisions of their existing long-term supply agreements. The customers requested via a fixed shipping schedule that we not ship the iron ore until the spring of 2008, when the Great Lakes waterways re-opened for shipping. We recognized revenue on the 1.5 million tons in 2007. The following represents a comparison of sales volume in 2008, 2007 and 2006 as if the impact of the stockpile sales were excluded from the period reported and instead recognized in the period shipped:

	(In Millions)
	Actual Sales Tons Recognized	Cash Received / Sales Tons Not Recognized	Pro Forma Sales Tons
2006	20.3	1.2	21.5
2007	22.3	(1.2)	21.1
2008	22.7	1.2	23.9

Absent the impact of the stockpile sales, the increase in sales volume in the current year is primarily due to increased demand during the first three quarters of 2008, commitments under our long-term pellet sales agreements, and customer plant outages during 2007. However, this increase was partially offset by declines in sales volumes to customers during the fourth quarter of 2008 as a result of the current volatility and uncertainty in global markets, which has led to production curtailments in the steel industry.

The increase in 2008 revenue is also attributable to a $50.6 million favorable mark-to-market adjustment related to the unsold tons associated with our purchase of the remaining 30 percent interest in United Taconite. Refer to Derivative Financial Instruments within NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, of our consolidated financial statements for further information on the derivative instrument associated with the provisions of this purchase agreement.

The increase in cost of goods sold and operating expense in 2008 was primarily due to higher costs of production, higher royalty fees primarily related to the increases in pellet pricing, and increased maintenance costs associated with the Michigan expansion project. Fuel and energy costs increased $28.4 million compared with 2007. In addition, the impact of the United Taconite step acquisition also contributed to the increase year over year.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	Company Share		Total
Mine	2008	2007	2008	2007
Empire	3.6	3.9	4.6	4.9
Tilden	6.5	6.1	7.6	7.2
Hibbing	1.9	1.7	8.2	7.4
Northshore	5.5	5.2	5.5	5.2
United Taconite	4.3	3.7	5.1	5.3
Wabush	1.1	1.2	4.2	4.6

Total	22.9	21.8	35.2	34.6

(1)	Long tons of pellets (2,240 pounds).

The decrease in production at Empire compared with the prior year is primarily due to Empire processing Tilden ore to produce 0.4 million tons of pellets under a test period. The corresponding increase is reflected at Tilden, bringing total 2008 production to 7.6 million tons compared with 7.2 million tons in 2007.

The increase in Hibbing’s production in 2008 compared with 2007 was a result of the shutdown in late February 2007 due to severe weather conditions that caused significant buildup of ice in the basin supplying water to the processing facility. The full year production loss in 2007 totaled approximately 0.8 million tons (Company share 0.2 million tons).

The increase in production in 2008 at Northshore was due to reactivation of one of the furnaces at the end of March 2008. Accordingly, production at Northshore benefited from an incremental increase of approximately 0.6 million tons in 2008 and is expected to benefit from an increase of 0.8 million tons of annual capacity thereafter. This increase was partially offset by production curtailments totaling 0.3 million tons in the fourth quarter from idling pellet furnaces in response to production slowdowns in the steel industry.

The increase in our share of production at United Taconite is primarily related to the acquisition of the remaining 30 percent interest in July 2008. United Taconite’s 2008 production was reduced by 0.2 million tons in the fourth quarter from idling a pellet furnace in response to production slowdowns in the steel industry.

In December 2008, we executed plans to reduce production at our six North American iron ore mines to approximately 15 million equity tons. This compares with 2008 production of 22.9 million equity tons. In order to implement the lower production levels, we have temporarily idled various pellet furnaces and initiated workforce adjustments at each of our North American Iron Ore mines. Based on current market uncertainties and corresponding blast furnace capacity utilization in North America, we continue to monitor the marketplace and will adjust our production plans for 2009 accordingly.

North American Coal

Following is a summary of North American Coal results for 2008 and 2007:

	(In Millions, except tonnage)
	Twelve Months	Five Months	Change due to
	Ended December 31,		Sales price and rate	Sales volume	Freight and reimbursements	Total change
	2008	2007
Revenues from product sales and services	$346.3	$85.2	$70.5	$147.9	$42.7	$261.1
Cost of goods sold and operating expense	(392.7)	(116.9)	(29.3)	(203.8)	(42.7)	(275.8)

Sales margin	$(46.4)	$(31.7)	$41.2	$(55.9)	$—	$(14.7)

Sales tons (in thousands)	3,241	1,171

Results for 2007 represent five month totals since the July 31, 2007 acquisition.

We reported losses of $46.4 million and $31.7 million in sales margin for the year ended December 31, 2008 and 2007, respectively. Sales volume and costs in 2008 continued to be negatively impacted by adverse mining conditions and production delays throughout the year. In addition, we declared force majeure on customer shipments from our Pinnacle mine in mid-March 2008. Production at the mine slowed as a result of encountering a fault area within the coal panel being mined at the time. The force majeure was lifted in mid-June.

Despite completion of a longwall move in June 2008, our Oak Grove mine continued to experience delays and lower than planned production levels during the second half of 2008. The mine encountered lower than planned coal heights in the current mining panel and harsh geological conditions in the development areas. Additional costs have also been incurred for repairs and maintenance as a result of mechanical problems caused by adverse geological conditions, delays associated with equipment replacements and availability of experienced mining personnel. Oak Grove decreased production in the fourth quarter to enable continuous miners to prepare longwall panels. One of our Green Ridge facilities, located in the Pinnacle Complex, has shut down production in an effort to focus on mining the remaining other Green Ridge location, resulting in lower overall production for the facility.

We continue to be challenged with adverse geological conditions across the mines and delays in delivery of new capital equipment, which have contributed to overall equipment performance and availability issues, which increased costs in all operations.

Production

Following is a summary of coal production tonnage for 2008 and 2007:

	(In Thousands) (1)
	Twelve Months	Five Months
	Ended December 31,
	2008	2007 (2)
Mine:
Pinnacle Complex	2,489	685
Oak Grove	979	406

Total	3,468	1,091

(1)	Tons are short tons (2,000 pounds).

(2)	Prior year results represent production since the July 31, 2007 acquisition.

Production in 2008 was impacted by the extension of longwall development timing related to unplanned geological conditions, difficulty in obtaining additional equipment and personnel, and mechanical problems experienced within the second half of 2008 at our Oak Grove Mine. Also impacting production in 2008 were adverse mining conditions at our Pinnacle Complex. In addition, as a result of the economic downturn and its impact on the global steel industry, we initiated operating plans to reduce production and commence workforce adjustments at our Pinnacle Mine in December 2008.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for 2008 and 2007:

	(In Millions)
			Change due to
	2008	2007	Sales price and rate	Sales volume	Total change
Revenues from product sales and services	$769.8	$444.6	$343.9	$(18.7)	$325.2
Cost of goods sold and operating expense	(421.2)	(348.8)	(87.1)	14.7	(72.4)

Sales margin	$348.6	$95.8	$256.8	$(4.0)	$252.8

Sales tons	7.8	8.1

In 2008, the Australian benchmark prices for lump and fines settled at increases of 97 percent and 80 percent, respectively. As a result of the price settlement, sales from our Asia Pacific Iron Ore segment have been recorded at the higher 2008 prices, thereby resulting in record revenues.

Cost of goods sold and operating expenses for the year to date increased primarily due to higher costs of production partially offset by lower volume and reduction of stockpiles. Increased costs of production were a result of higher fuel, maintenance and contract labor expenditures arising from inflationary pressures. Fuel and energy costs for the year to date increased approximately $14.1 million compared with 2007. Costs were also negatively impacted in 2008 by increased royalty payments due to higher revenues and approximately $1.6 million related to unfavorable foreign exchange rates. In addition, the current period was impacted by the step acquisition of the remaining ownership interest in Portman.

Production

Following is a summary of iron ore production tonnage for 2008 and 2007:

	(In Millions) (1)
	Total
	2008	2007
Mine:
Koolyanobbing	7.3	7.7
Cockatoo Island	0.4	0.7

Total	7.7	8.4

(1)	Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

The decrease in production in 2008 compared with 2007 was primarily due to inventory stockpile reductions in an effort to improve working capital. In addition, production at Cockatoo declined as the second stage of the seawall reserves were exhausted. Construction on Phase 3 of the seawall is expected to be completed in May 2009, with sales continuing for approximately two years through June 2011.

2007 Compared to 2006

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

The increase in sales revenue was due to a sales volume increase of 1.9 million tons, or $122.4 million, higher sales prices, $39.3 million and higher freight and venture partners’ reimbursements, $23.0 million. Sales volume in 2007 included 1.5 million tons of pellets purchased and paid for by customers at year-end under take-or-pay provisions of existing long-term supply agreements. First half shipments in 2007 included 1.2 million tons of pellets purchased in upper Great Lakes stockpiles and paid for in 2006. Revenue recognition related to the December 2006 stockpile transaction totaling $62.6 million was deferred until the product was delivered in 2007. Sales prices per-ton increased 2.8 percent, reflecting the effect of contractual base price increases, higher term supply agreement escalation factors including higher steel pricing, higher Producers Price Indices and lag-year adjustments.

The increase in cost of goods sold and operating expenses primarily reflected higher volume, $91.8 million. On a per-ton basis, cost of goods sold and operating expenses were flat in comparison to last year, as a result of our strategic procurement, maintenance and other business improvement programs, as well as the implementation of Six Sigma and Lean Sigma. This compares with a Producers Price Indices increase of 4.1 percent, which is a measurement of industrial company cost inflation. Principally, as a result this cost containment, North American Iron Ore sales margin per ton increased 11 percent from 2006.

Production

Following is a summary of North American Iron Ore production tonnage for 2007 versus 2006:

	(In Millions) (1)
	Company Share		Total
Mine	2007	2006	2007	2006
Empire	3.9	3.8	4.9	4.9
Tilden	6.1	5.9	7.2	6.9
Hibbing	1.7	1.9	7.4	8.3
Northshore	5.2	5.1	5.2	5.1
United Taconite	3.7	3.0	5.3	4.3
Wabush	1.2	1.1	4.6	4.1

Total	21.8	20.8	34.6	33.6

(1)	Long tons of pellets (2,240 pounds).

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

We reinitiated construction activity to restart an idled pellet furnace at the Northshore facility that increased capacity by approximately 0.6 million tons of pellets in 2008 and 0.8 million tons to our annual capacity thereafter.

North American Coal

Following is a summary of North American Coal sales margin since the July 31, 2007 acquisition:

(In Millions, except tonnage)
Five Months Ended December 31, 2007
Revenues from product sales and services	$85.2
Cost of goods sold and operating expense	(116.9)

Sales margin	$(31.7)

Sales tons (in thousands) (1)	1,171

(1)	Tons are short tons (2,000 pounds).

In August 2007, production at our Pinnacle mine in West Virginia slowed as a result of sandstone intrusions encountered within the coal panel being mined at the time. This slowdown prompted the operating decision in late September to move the mine’s longwall plow system to another panel. In mid-October, the plow system was brought back into production. In addition, we had invested in business improvement initiatives and safety activities designed to enhance future production at our Oak Grove mine. These investments reduced our 2007 production.

The slowdown and resulting lack of leverage over fixed costs, such as labor and energy, contributed to a loss of sales margin and unusually high per-ton costs of goods sold.

Production

Following is a summary of North American Coal production tonnage for 2007:

(In Thousands)
Mine	Five Months Ended December 31, 2007 (1)
Pinnacle Complex	685
Oak Grove	406

Total	1,091

(1)	Tons are short tons (2,000 pounds).

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore sales margin for 2007 versus 2006:

	(In Millions)
			Change due to		Total change
	2007	2006	Sales price and rate	Sales volume
Revenue from product sales and services	$444.6	$361.0	$48.9	$34.7	$83.6
Cost of goods sold and operating expenses	(348.8)	(274.4)	(48.0)	(26.4)	(74.4)

Sales margin	$95.8	$86.6	$0.9	$8.3	$9.2

Sales tonnes	8.1	7.4

The increase in sales revenue was due to higher sales prices, $48.9 million and higher volume, $34.7 million. Portman’s sales prices reflected the effects of the 9.5 percent increase in the international benchmark price of iron ore fines and lump. The 0.7 million tonne volume increase reflected the completion of the two-million-tonne per annum expansion at Koolyanobbing in late 2006.

Increased production capacity has allowed Asia Pacific to supply higher sales volumes at increased price realizations driven by intense demand from the Asian steel industry, particularly in China. As a result of this demand, revenues per tonne increased 12 percent from the prior year. Per-tonne costs in Asia Pacific Iron Ore, which increased 16 percent, continue to be negatively impacted by foreign exchange rates, as the U.S. dollar weakened relative to the Australian dollar, as well as higher maintenance and contract labor expenditures. In 2007, our Asia Pacific Iron Ore management team also put in place a new contractor for mine operations that has cost control incentives.

Production

Following is a summary of Asia Pacific Iron Ore production tonnage for 2007 versus 2006:

	(In Millions) (1)
	Total
Mine	2007	2006
Koolyanobbing	7.7	7.0
Cockatoo Island	0.7	0.7

Total	8.4	7.7

(1)	Metric tons (2,205 pounds).

The increase in production primarily reflected the completion of the expansion at Koolyanobbing in late 2006. Production at Cockatoo Island remained steady and continued into 2008. However, in 2008, Cockatoo Island production began to decline, as the second stage of the seawall reserves were exhausted. Construction on a necessary extension of the existing seawall commenced in the third quarter 2008, with production anticipated to restart by the end of the second quarter 2009. This extension is expected to extend production for approximately two additional years, through June 2011.

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

Liquidity, Cash Flows and Capital Resources

In 2008, we have taken a balanced approach to allocation of our capital resources and free cash flow. We have made strategic investments both domestically and internationally, increased our capital expenditures, strengthened our balance sheet, and increased our borrowing capacity.

Operating Activities

Net cash provided by operating activities was $853.2 million in 2008, compared with $288.9 million and $428.5 million in 2007 and 2006, respectively. Operating cash flows in 2008 were impacted by improved operating results, higher overall gains on our derivative instruments, and other changes in working capital.

Investing Activities

Net cash used for investing activities was $795.6 million in 2008, compared with $745.4 million in 2007 and $127.4 million in 2006. Capital expenditures were $182.5 million, $199.5 million and $119.5 million in 2008, 2007 and 2006, respectively. Other significant investing activities in 2008 included the purchases of the remaining minority interests in Portman and United Taconite and our investment in AusQuest. Investing activities in 2007 included the purchase of PinnOak as well as our investments in Sonoma and Amapá.

In addition, non-cash investing activities in 2008 include the issuance of $165 million of unregistered common shares and the commitment to provide 1.2 million tons of iron ore pellets as part of the consideration paid to acquire the remaining 30 percent interest in United Taconite. Non-cash investing activities during the year also include the issuance of four million of our common shares at a share price of $38.27 to the former owners of PinnOak to accelerate the deferred payment and settle the contingent earn-out associated with the initial purchase agreement.

Financing Activities

Net cash provided by financing activities in 2008 was $32.4 million, compared with $250.1 million in 2007. In 2006, our net cash used in financing activities was $148.4 million. Consolidated long-term debt at December 31, 2008 was $525 million, compared to $440 million at December 31, 2007. Cash flows from financing activities in 2008 primarily included borrowings under our revolving credit facility and senior notes of $865 million, partially offset by debt repayments of $780 million during the year.

The following is a summary of significant sources and uses of cash in 2008 and 2007:

	(In Millions)
	2008	2007
Cash and cash equivalents — January 1	$157.1	$351.7

Significant Transactions
Purchase of Portman	$(485.1)	$—
Purchase of United Taconite	(104.4)	—
Purchase of PinnOak	—	(343.8)
Acquisition termination fees	(70.0)	—
Investments in ventures and other securities	(93.1)	(265.9)
Michigan expansion project	(47.7)	—
Longwall development	(29.6)	—
Rail upgrade	(11.7)	—
Northshore capacity expansion project	(7.6)	(8.6)
Other capital expenditures	(85.9)	(190.9)
Repayment of debt and other borrowings	(788.4)	(921.5)
Dividend distributions	(37.2)	(26.4)
Sale of assets	41.2	23.2

Total	(1,719.5)	(1,733.9)

Sources of Financing
Net cash provided by operations (1)	923.2	288.9
Borrowings under senior notes	325.0	—
Borrowings under revolving loans	540.0	1,195.0

Total	1,788.2	1,483.9
Other net activity	(46.8)	55.4

Cash and cash equivalents — December 31	$179.0	$157.1

(1)	Excludes $70 million of acquisition termination fees paid in 2008 related to the Alpha transaction.

Refer to NOTE 2 — ACQUISITIONS, DIVESTITURES & OTHER INVESTMENTS of the Consolidated Financial Statements for further information regarding the purchase of minority interests in Portman and United Taconite, the prior year acquisition of PinnOak as well as our investments in ventures.

Current Economic Environment and Future Outlook

The current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. The mining industry has seen a reduction in high cost operations, and the credit environment is expected to limit the funding and expansion capabilities of many of the junior mining companies. Based on these economic conditions, we continue to evaluate and assess our capital expenditures, in order to ensure we are positioned to face the challenges, uncertainties, as well as opportunities, associated with the current environment.

In addition, recent deterioration in the securities markets has negatively impacted the value of the assets included in our defined benefit pension plans and postretirement welfare plans based upon the value of our plan assets and obligations at December 31, 2008. The decline in fair value of our plan assets, combined with negotiated plan changes, has resulted in increased total estimated pension and OPEB costs for 2009 of $71.5 million as compared to total benefit costs of $28.9 million in 2008. Further, the decline in fair value has resulted in estimated cash contributions for 2009 of $67.4 million in accordance with our current funding strategy, which is $22.8 million higher than our 2008 funding obligation. Refer to NOTE 9 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS of the Consolidated Financial Statements for additional information.

We anticipate that total cash used for investments and capital expenditures in 2009 will be approximately $300 million, including approximately $100 million related to the funding of our investment in Amapá. We are evaluating funding options for our capital needs and expect to be able to fund these requirements through operations.

The following represents our future cash commitments and contractual obligations as of December 31, 2008:

	Payments Due by Period (1) (In Millions)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt	$530.4	$0.8	$4.6	$470.0	$55.0
Interest on debt (2)	119.3	27.8	50.4	35.7	5.4
Operating lease obligations	135.0	26.3	44.9	30.9	32.9
Capital leases	82.7	11.6	20.9	18.9	31.3
Purchase obligations:
Asia Pacific rail upgrade	27.0	27.0	—	—	—
Longwall plow system	54.8	53.8	1.0
Open purchase orders	256.2	251.4	4.8	—	—
Forward energy contracts	41.5	41.5	—	—	—
Minimum “take or pay” purchase commitments (3)	438.7	110.9	218.4	27.5	81.9

Total purchase obligations	818.2	484.6	224.2	27.5	81.9
Other long-term liabilities:
Pension funding minimums	256.9	32.1	116.1	108.7	—
OPEB claim payments	159.3	35.3	68.4	55.6	—
Foreign exchange derivative contracts	111.8	77.5	34.3	—	—
Deferred revenue (4)	106.5	106.5	—	—	—
Mine closure obligations	100.7	0.8	0.7	0.6	98.6
FIN 48 obligations (5)	35.9	12.6	23.3	—	—
Personal injury	30.3	5.2	4.8	1.5	18.8
Other (6)

Total other long-term liabilities	801.4	270.0	247.6	166.4	117.4

Total	$2,487.0	$821.1	$592.6	$749.4	$323.9

(1)	Includes our consolidated obligations.

(2)	Interest on the $200 million term debt is calculated using actual rates through April 2009 and is estimated using a 3-year Libor swap rate of 1.75 percent plus a margin of 0.50 from April 2009 through maturity in August 2012. The calculation includes a $100 million Libor interest rate swap fixed at 4.65 percent with an October 2009 maturity date. For the $325 million senior notes, interest is calculated for the $270 million five-year senior notes using a fixed rate of 6.31 percent from 2009 to maturity in June 2013, and for the $55 million seven-year senior notes, interest is calculated at 6.59 percent from 2009 to maturity in June 2015.

(3)	Includes minimum electric power demand charges, minimum coal, diesel and natural gas obligations, minimum railroad transportation obligations, minimum port facility obligations and minimum water pipeline access obligations for the Sonoma washplant.

(4)	Relates to pellet delivery consideration for purchase of the remaining 30 percent interest in United Taconite.

(5)	Includes accrued interest.

(6)	Other contractual obligations of approximately $86.8 million primarily include income taxes payable and deferred income tax amounts for which timing of payment is non-determinable.

Refer to NOTE 16 — COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future purchase commitments and obligations.

Capital Resources

We expect to fund our business obligations from available cash, current operations and borrowings under our credit facility. The following represents a summary of key liquidity measures at December 31, 2008 and 2007:

	(In Millions)
	December 31, 2008	December 31, 2007
Cash and cash equivalents	$179.0	$157.1

Credit facility	$800.0	$800.0
Senior notes	325.0	—
Portman facilities	27.6	—
Senior notes drawn	(325.0)	—
Term loans drawn	(200.0)	(200.0)
Revolving loans drawn	—	(240.0)
Letter of credit obligations and other commitments	(40.3)	(16.2)

Borrowing capacity available	$587.3	$343.8

Refer to NOTE 5 — DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

We expect meaningful cash flow from operations in 2009. Cash flows from operations are expected to fund all of our contractual obligations in 2009, as well as, expected capital expenditures, pension and OPEB contributions and dividends. Apart from cash generated by the business our primary source of funding is cash on hand, which totals $179.0 million as of December 31, 2008. We also have a $600 million revolving credit facility, which comes due in 2012. This facility has available borrowing capacity of $578.5 million as of December 31, 2008. The combination of cash and the credit facility give us over $750 million in liquidity entering 2009.

As is the case each year, cash flows will be negatively impacted in the first two quarters of 2009 due to an inability to ship over the Great Lakes in the early part of the year. While this will have a detrimental impact on cash flow and earnings in those quarters, we do not expect it to create any liquidity issues, nor do we expect any adverse impact on our debt covenants. Assuming current projected volumes, our liquidity appears to be sufficient, and we will maintain ample room under our debt covenants for 2009.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. In October 2008, we were able to obtain approximately $1.5 billion in commitments from the bank market as part of the funding for the proposed acquisition of Alpha Natural Resources. The risk associated with this market is that decreasing capacity has lead to significant increases in borrowing costs. In 2008, we went to the private placement market to fund $325 million senior notes which are due in 2013 and 2015. Capacity, as in all debt markets, is a global issue in addition to the fact that our notes have been outstanding for less than one year. Capacity in the bond market appears to be rebounding slowly for investment grade companies. Longer term debt arrangements at current corporate bond rates must be aligned with our longer term capital structure needs. Finally, the equity market has begun to see some activity. Shareholder dilution is a significant determining factor in deciding whether to access this market, in addition to considering how this alternative would align with our longer term capital structure.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:

•	made guarantees,

•	retained or held a contingent interest in transferred assets,

•	undertaken an obligation under certain derivative instruments, or

•

undertaken any obligation arising our of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or engages in leasing, hedging or research and development arrangements with the company.

We have entered into certain agreements under which we have provided guarantees to an unconsolidated entity that are off-balance sheet arrangements. In addition, we have operating leases, which are primarily utilized for certain equipment and office space. Aside from this, we do not have any other off-balance sheet financing arrangements. Refer to NOTE 16 — COMMITMENTS AND CONTINGENCIES for additional information regarding our guarantees.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates in Australia as a result of our operations at Portman and Sonoma, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Portman hedges a portion of its United States currency-denominated sales in accordance with a formal policy. The primary objective for using derivative financial instruments is to reduce the volatility attributable to changes in Australian and United States currency fluctuations. The instruments were subject to formal documentation, intended to achieve qualifying hedge treatment, and were tested at inception and at each reporting period as to effectiveness. Effective July 1, 2008, Portman discontinued hedge accounting for these derivatives, but continues to hold these instruments as economic hedges to manage currency risk. Upon de-designation of the cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of derivative instruments, net on the Statement of Consolidated Operations. At December 31, 2008, Portman had approximately $869.0 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from January 2009 to August 2011. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $65.4 million, and a 10 percent decrease would reduce the fair value by approximately $79.9 million.

We are required to record on our Statements of Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. The gain or loss resulting from changes in the market value of these derivative instruments is recorded as an unrealized gain or loss each reporting period. These mark-to-market adjustments are recorded as non-operating costs on the Statements of Consolidated Operations.

Our share of pellets produced at the Wabush operation in Canada represents approximately five percent of our North American iron ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Under the majority ownership of MMX, Amapá’s functional currency was previously determined to be the Brazilian real. The analysis performed to determine the functional currency at the time indicated a mixed outcome assessment of the pertinent determining economic factors as set forth under SFAS No. 52, Foreign Currency Translation (“SFAS 52”), including, for example, sales being priced in U. S. dollars and operating costs being largely incurred in Brazilian real. The change in control of Amapá to Anglo in August 2008 resulted in the review of financial, operating and treasury policies of the entity under new management. This, along with recent efforts to mitigate exposures related to fluctuations in foreign currency exchange rates resulted in the reassessment of the accounting principles related to the determination of Amapá’s functional currency during the fourth quarter of 2008. As a result, effective October 1, 2008, we changed the functional currency of Amapá from the local currency to the U.S. dollar reporting currency primarily due to changes in the debt structure under which the entity is financed as well as changes in the treasury, risk mitigation and financial reporting policies under which the entity’s operations are managed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the business operates. Refer to NOTE 1 – BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, of the consolidated financial statements for further information.

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $100 million in outstanding revolving and term loans at December 31, 2008, with a floating interest rate and no corresponding fixed rate swap, a 100 basis point change to the LIBOR rate would result in a change of $1.0 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

Pricing Risks

The current global economic crisis has resulted in increasing downward pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal in 2009. The 2008 record price increase was driven by high demand for iron ore and coking coal, global steel production at historically high levels, combined with production and logistics constraints for both iron ore and coking coal, resulting in tight supply conditions. With the current global economic crisis, none of these conditions exist in early 2009; and the market now is characterized by a collapse in steel demand and limited global demand for iron ore and coking coal. Reduced demand for iron ore and coking coal will likely result in decreased demand for our products and decreasing prices, resulting in lower revenue levels in 2009, and decreasing margins as a result of decreased production, adversely affecting our results of operations, financial condition and liquidity.

Nonperformance and Liquidity Risks

The current global economic crisis has adversely affected our business and could impact our financial results. All of our customers have announced curtailments of production, which has adversely affected the demand for our iron ore and coal products. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability. We are not able to predict the impact the current global economic crisis will have on our operations and the industry in general going forward.

In addition, consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are highly volatile, and some of our customers are highly leveraged. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations, financial condition and liquidity.

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates. We commonly use AAA-rated money market funds for short-term investments. On September 19, 2008, we received notice that one of the money market funds, in which we had $20 million invested, was suspending all-cash redemptions and redeeming a combination of cash and in-kind securities until December 12, 2008, when all of the fund’s securities matured. The investment was redeemed in cash for full value on December 12, 2008. All other money market funds we invested in maintained daily cash redemptions throughout 2008.

Approximately 2.9 percent of our U.S. pension trust assets and 1.5 percent of VEBA assets are exposed to sub prime risk, all of which are investment grade and fully collateralized by properties. These investments primarily include Mortgage-Backed Securities and the Home Equity subset of the Asset-Backed Securities sector with AAA and AA credit quality ratings. Due to the continuing liquidity crisis in the U.S., the spreads of these structures have widened and, as a result, their market values have declined. However, the over-collateralization of these arrangements is expected to mitigate the potential for principal loss in these tranches. As evidence, there has been no material impairment in these securities as of December 31, 2008. The U.S. pension and VEBA trusts have no allocations to mortgage-related collateralized debt obligations.

Volatile Energy and Fuel Costs

The volatile cost of energy and supplies is an important issue affecting our production costs, primarily in relation to our iron ore operations. Recent trends have shown that although electric power, natural gas, and oil costs are declining, the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American iron ore mining ventures consumed approximately 13.5 million MMBtu’s of natural gas at an average delivered price of $9.18 per MMBtu, and 22.5 million gallons of diesel fuel at an average delivered price of $3.03 per gallon in 2008. Consumption of diesel fuel by our Asia Pacific Operations was approximately 10.6 million gallons for the same period. As of December 31, 2008 we have 3.5 million MMBtu’s of natural gas, representing approximately 38 percent of our 2009 natural gas requirements, purchased forward at an average price of $8.99 per MMBtu. We also have 6.4 million gallons of diesel fuel, representing approximately 31 percent of our 2009 requirements, purchased forward at $2.58 per gallon for our North American iron ore mining ventures. Such contracts are a means to limit our exposure to potential future market price increases.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At December 31, 2008, the notional amount of the outstanding forward contracts was $41.5 million, with an unrecognized fair value net loss of $8.4 million based on December 31, 2008 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $3.3 million.

Outlook

Given the current macroeconomic environment and the impact on demand for steelmaking raw materials in the intermediate term, our priority in 2009 is to generate and preserve cash in order to maintain our high degree of financial flexibility. While our Company’s management team has taken swift action to bring production levels at all of our businesses in line with current demand, a great deal of uncertainty remains in the marketplace.

North American Iron Ore Outlook

For 2009, we have contractual obligations for approximately 18 million tons of sales volume. These commitments, combined with eventual revenue recognition of 1.2 million tons deferred in 2008, total approximately 19 million tons of sales volume for 2009. This sales volume total assumes we will recognize “bill and hold” sales, which are anticipated to occur in the fourth quarter of 2009. In addition, based on current market uncertainties and corresponding blast furnace capacity utilization in North America, we must continue to monitor the marketplace as well as the financial health of our customers.

With annual price settlements for iron ore in 2009 not yet concluded, we are unable to provide guidance on average revenue per ton in our North American Iron Ore business segment. We previously indicated our average revenue per ton in 2009 will benefit from contractual base-price adjustments, lag-year adjustments and price caps and floors contained in most of our current supply agreements. Actual realized average revenue per ton will ultimately depend on sales volume levels, World Pellet Prices, production input costs and/or steel prices, all of which are factors in our formula-based pricing for the North American Iron Ore business segment.

At the current annualized production rate for our North American Iron Ore business segment, 2009 cost per ton is expected to be between $70 and $80. The expected increase from 2008 cost per ton is the result of reduced leverage over fixed costs resulting from lower year-over-year production levels.

North American Coal Outlook

We begin 2009 with approximately 1.6 million tons of coal under contractual obligation, or approximately 45 percent of our current annualized production rate. This coal is priced at an average of $108 per ton, which includes production earmarks to fulfill obligations for tons deferred as a result of past production disruptions.

With negotiations for international met coal contracts not yet concluded, we are unable to provide guidance for uncommitted 2009 production related to our North American Coal business segment. Currently there is no precise indication where prices will settle for the high quality, low volatility coal that we produce.

In 2009, we will continue to execute our extended long-term mine planning and development activities at our North American Coal mines designed to ultimately increase annual production and improve cost per ton. As a result, cost per ton for the year is expected to be approximately between $110 and $120.

Asia Pacific Iron Ore Outlook

Asia Pacific Iron Ore 2009 sales volume is expected to be 8.4 million tonnes, with production of 8.6 million tonnes. With annual price settlements for iron ore in 2009 not yet concluded, we are unable to provide guidance on average revenue per tonne for our Asia Pacific Iron Ore business segment. We expect Asia Pacific Iron Ore cost per tonne of approximately $50 to $60.

Sonoma Coal Project Outlook

We have a 45 percent economic interest in the Sonoma coal project and expect total production of approximately 3.5 million tonnes for 2009. Sonoma is expected to have sales volume of 3.3 million tonnes with an approximate 60/40 mix between thermal and metallurgical coal, respectively. Per-tonne costs at Sonoma are expected to be between $85 and $95. The increase from 2008 cost per ton levels is the result of an anticipated special royalty payment under an agreement with our partner, QCoal, that occurs when the mine exceeds a certain performance threshold.

Amapá Iron Ore Project Update

In the third quarter of 2008, our new partner in the Amapá project, Anglo, closed its acquisition of MMX’s 70 percent share of the project and assumed management control over the venture. Throughout the year, the ramp-up of operations was significantly slower than previously anticipated, with annual production totaling 1.2 million tonnes. We, along with Anglo, continue to study all aspects of the project and are taking proactive steps to ensure production is ramped up to the design annual capacity of 6.5 tonnes. We expect to incur an equity loss related to the project of approximately $50 million to $60 million in 2009.

Selling, General and Administrative Expenses and Other Expectations

As a result of limited headcount rationalization, including the elimination and combination of some executive and management positions, combined with tight cost controls, selling, general and administrative expenses are anticipated to be approximately flat to slightly down in 2009 from 2008 levels. We anticipate an effective tax rate of approximately 26 percent to 28 percent for the year. We also expect 2009 capital expenditures of approximately $200 million and depreciation and amortization of approximately $215 million.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

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

Revenue Recognition

North American Iron Ore

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified provisions of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our North American Iron Ore term supply agreements provide that title and risk of loss transfer to the customer when payment is received. This is a practice utilized to reduce our financial risk to customer insolvency. Under some term supply agreements, we ship the product to ports on the lower Great Lakes or to the customer’s facilities prior to the transfer of title. Our rationale for shipping iron ore products to some customers and retaining title until payment is received for these products is to minimize credit risk exposure.

We recorded revenue of $25.4 million in the fourth quarter of 2008 related to sales to customers under minimum purchase requirements of supply agreements, who had paid for the iron ore but requested that we not ship the product until the spring of 2009, when the Great Lakes waterways re-open for shipping. This compares to $87 million of revenue recorded under similar arrangements in the fourth quarter of 2007. These bill-and-hold sales were made pursuant to long-term contracts that include annual take-or-pay arrangements. Critical estimates and other factors related to the recognition of revenue on these stockpile sales include the freezing weather conditions on the Great Lakes and the existence of a fixed delivery schedule that is reflective of the customer’s historical stockpile shipment requests.

In 2008, certain customers purchased and paid for 1.2 million tons of pellets in upper lakes stockpiles in order to meet minimum contractual purchase requirements. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided in SEC Staff Accounting Bulletin No. 104 Topic 13; however, since fixed shipment schedules were not established prior to year-end, revenue recognition on these transactions, totaling $82.9 million, was deferred and will be recognized upon shipment in 2009.

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. These price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any given year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. We evaluated the embedded derivatives in the supply agreements in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly they have not been separately valued as derivative instruments. In addition, certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value until the year the product is consumed and the amounts are settled as an adjustment to revenue.

As part of the agreement to acquire the remaining 30 percent interest in United Taconite, effective July 1, 2008, we committed approximately 1.2 million tons of iron ore pellets, which are to be provided through September 2009. This commitment represents an obligation to deliver the pellets as additional consideration for the remaining interest in United Taconite. The pellets were initially valued at $181.3 million, based upon the 2008 Eastern Canadian pellet price at the time of acquisition, and the additional consideration is recorded as current Derivative liabilities on the Statement of Consolidated Financial Position until the pellets are delivered. The purchase agreement contains a penalty provision in the event the 1.2 million tons of pellets are not delivered by a specified date. The penalty provision, which is not a fixed amount or a fixed amount per unit, causes net settlement in this arrangement, and therefore causes the obligation to be accounted for as a derivative instrument, which is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period until the pellets are delivered and the amounts are settled. In 2008, we recognized $24.2 million as Product revenues on the Statements of Consolidated Operations upon shipment of 0.16 million tons of iron ore pellets. The derivative liability associated with the undelivered pellets was reduced by a mark-to-market adjustment of $50.6 million through Product revenues, resulting in $106.5 remaining in current Derivative liabilities at December 31, 2008.

Revenue from product sales includes cost reimbursements from venture partners for their share of mine costs. The mining ventures function as captive cost companies; they supply product only to their owners effectively on a cost basis. Accordingly, the minority interests’ revenue amounts are stated at cost of production and are offset in entirety by an equal amount included in cost of goods sold resulting in no profits or losses reflected in minority interest participants. As we are responsible for product fulfillment, we have the risks and rewards of a principal in the transaction, and accordingly, we record revenue in this arrangement on a gross basis in accordance with EITF, 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, under the line item “Freight and other reimbursements”.

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

Asia Pacific Iron Ore

Sales revenue is recognized at the free on board, or F.O.B., point, which is generally when the product is loaded into the vessel. Foreign currency revenues are converted to Australian dollars at the currency exchange rate in effect at the time of the transaction.

Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective July 1, 2008, we discontinued hedge accounting for these derivatives, but continue to hold these instruments as economic hedges to manage currency risk. At December 31, 2008, we had approximately $869.0 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from January 2009 to August 2011.

Upon de-designation of these cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of derivative instruments, net on the Statements of Consolidated Operations. In 2008 the mark-to-market adjustments resulted in a net unrealized loss of $188.2 million, based on a spot rate of 0.69 at December 31, 2008. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. Since the July 1, 2008 date of de-designation, we reclassified a $25.0 million gain out of Accumulated other comprehensive loss related to contracts that settled during the period, which was recorded as Product revenues on the Statements of Consolidated Operations for the year ended December 31, 2008. In 2008, 2007 and 2006, ineffectiveness resulting in an $8.6 million loss, a $17.0 million loss, and a $2.7 million gain, respectively, was recorded in Miscellaneous — net on the Statements of Consolidated Operations. As of December 31, 2008, approximately $19.0 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. Of this amount, we estimate $14.9 million will be reclassified to Product revenues in the next 12 months upon settlement of the related contracts.

Certain supply agreements primarily with our Asia Pacific customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled.

In the fourth quarter of 2008, we negotiated additional sales with certain of our Asia Pacific Iron Ore customers who had previously fulfilled their 2008 purchase commitments under current year contracts and required additional tonnage. In response to the economic downturn and its impact on the global steel industry, we agreed that the provisional pricing for these shipments would be at a discount to 2008 benchmark prices to reflect the decline in steel demand and prices, with final pricing being based upon 2009 benchmark prices once they are settled. The discount pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the iron ore is shipped. The derivative instrument, which is settled and billed once the 2009 international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. We recognized approximately $34.3 million as Product revenues on the Statement of Consolidated Operations for the year ended December 31, 2008, related to the shipment of approximately 0.4 million tonnes under these pricing provisions.

As of December 31, 2008, the 2009 international benchmark prices have not yet settled. Therefore, the derivative instrument was marked to fair value at December 31, 2008 resulting in a $7.7 million reduction in Product revenues on the Statement of Consolidated Operations in 2008.

Refer to NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our revenue recognition policy.

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

Income Taxes

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

Valuation Allowance

At December 31, 2008, we had a valuation allowance of $17.6 million against our deferred tax assets. In determining the valuation allowance, we assess both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain of our foreign deferred tax assets. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.

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

We use our mineral reserve estimates combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. Refer to NOTE 7 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives would have a substantial effect on the recorded obligation. We also utilize economic mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in mineral reserves or mine lives could significantly affect these items.

Asset Retirement Obligations

The accrued mine closure obligations for our active mining operations provide for contractual and legal obligations associated with the eventual closure of the mining operations. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location is determined based on the exhaustion date of the remaining iron ore reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations. Refer to NOTE 7 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information.

Asset Impairment

In assessing the recoverability of our long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

We monitor conditions that indicate that the carrying value of an asset or asset group may be impaired. We determine impairment based on the asset’s ability to generate cash flow greater than its carrying value, utilizing an undiscounted probability-weighted analysis. If the analysis indicates the asset is impaired, the carrying value is adjusted to fair value. Fair value can be determined using a market approach, income approach or cost approach. The impairment analysis and fair value determination can result in substantially different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, future iron ore prices and production costs. Refer to NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on asset impairment.

Environmental Remediation Costs

We have a formal policy for environmental protection and restoration. Our obligations for known environmental problems at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the estimate can only be estimated as a range of possible amounts, with no specific amount being more likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available, and which are subject to changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value unless the amount and timing of the cash disbursements can be reasonably estimated. Potential insurance recoveries are not recognized until realized.

Employee Retirement Benefit Obligations

We, along with our North American Iron Ore mining ventures, sponsor defined benefit pension plans covering substantially all North American employees. These plans are largely noncontributory, and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement. We do not provide OPEB for most U.S. salaried employees hired after January 1, 1993.

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

On September 12, 2006, our Board of Directors approved modifications to the pension benefits provided to salaried participants. The modifications retroactively reinstated the final average pay benefit formula (previously terminated and replaced with a cash balance formula in July 2003) to allow for additional accruals through June 30, 2008 or the continuation of benefits under an improved cash balance formula, whichever is greater. The change increased the projected benefit obligation, or PBO, by $15.1 million and pension expense by $1.1 million in 2006. On October 6, 2008, the USW ratified a new four-year labor contract, which replaces the labor agreement that expired on September 1, 2008. The new agreement covers approximately 2,300 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota. The changes enhanced the minimum pension formula by increasing the benefit dollar multipliers and renewed the lump sum special payments for certain employees retiring in the near future. The changes also included renewal of payments to surviving spouses of certain retirees. The result of the changes is an increase of $5.6 million in PBO and $1.8 million in 2008 pension expense.

Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2006 through 2009:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2006	40.7	23.0	30.4	9.8
2007	32.5	17.4	23.0	4.5
2008	24.9	20.3	19.7	8.6
2009 (Estimated)	32.1	48.3	35.3	23.2

Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and postretirement benefit plans (primarily retiree healthcare benefits) offered by the Company are evaluated periodically by management. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, the medical care cost trend, and the rate of compensation increase are reviewed annually. Our 2008 discount rate of 6.00 percent remained consistent with 2007. We assumed a compensation increase of 4.0 percent in 2008 to determine both our pension and OPEB obligations. This compares with a rate of compensation increase of 4.13 percent for pension and 4.50 percent for OPEB in 2007. Additionally, on December 31, 2008, we adopted the IRS 2009 prescribed mortality tables (separate pre-retirement and postretirement) to determine the expected life of our plan participants, replacing the IRS static 2023/2015 tables. Following are sensitivities on estimated 2009 pension and OPEB expense of potential further changes in these key assumptions:

	Increase in 2009
	Expense (In Millions)
	Pension	OPEB
Decrease discount rate .25 percent	$1.3	$0.8
Decrease return on assets 1 percent	4.4	1.1
Increase medical trend rate 1 percent	N/A	5.6

Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are determined by the Company based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on our financial condition due to the magnitude of our retirement obligations. Refer to NOTE 9 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS in Item 8 for further information.

Accounting for Business Combinations

In June 2008, we acquired an additional 4.8 percent interest in Portman through a share repurchase program offered by Portman, in which we did not participate. We subsequently made an off-market offer to purchase the outstanding shares and proceeded with a compulsory acquisition of the remaining shares to obtain full ownership of Portman in the fourth quarter of 2008. In addition, effective July 1, 2008, we acquired the remaining 30 percent interest in United Taconite. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Each of these transactions constituted a step acquisition of a non-controlling interest. In accordance with SFAS 141, Business Combinations, we accounted for the acquisition of the minority interests by the purchase method. As a result of each step acquisition, the then historical cost basis of the minority interest balance was reduced to the extent of the percentage interest sold, and the increased ownership obtained was accounted for by increasing the entity’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the additional ownership acquired.

We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to each of the acquisitions, most notably, property, plant and equipment, mineral reserves, inventory and sales contracts, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future. In estimating the fair value of the assets acquired and liabilities assumed, we consider information obtained during our due diligence process and utilize various valuation methods, including a market approach, income approach or cost approach. Depending on the approach used, the valuation is performed based upon market prices, where available, the present value of estimated future cash flows, or comparisons to transactions for similar assets and liabilities. We are required to make subjective estimates in connection with these valuations and allocations.

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations of our directors or our officers with respect to, among other things:

•	trends affecting our financial condition, results of operations or future prospects;

•	uncertainty relating to contractual disputes with any of our customers;

•	estimates of our economic iron ore and coal reserves;

•	uncertainties relating to our ability to identify and consummate any strategic investments;

•	adverse changes in currency values;

•	uncertainties relating to contractual disputes with any of our significant energy, material or service providers;

•	the success of cost-savings efforts;

•	our business and growth strategies;

•	our financing plans and forecasts;

•	labor relations;

•	uncertainties associated with unanticipated geological conditions related to underground mining; and

•

the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing under Section 404 of the Sarbanes-Oxley Act of 2002.

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For additional factors affecting the business of Cliffs Natural Resources Inc., see Item 1A. Risk Factors.

You are urged to carefully consider these risk factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information regarding our Market Risk is presented under the caption Market Risk, which is included in Item 7 and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

Statements of Consolidated Financial Position

Cliffs Natural Resources Inc. and Subsidiaries

	December 31 (In Millions)
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179.0	$157.1
Accounts receivable	68.5	84.9
Inventories	265.4	241.9
Supplies and other inventories	101.2	77.0
Deferred and refundable taxes	54.8	19.7
Derivative assets	76.9	69.5
Other	115.9	104.5

TOTAL CURRENT ASSETS	861.7	754.6
PROPERTY, PLANT AND EQUIPMENT, NET	2,456.1	1,823.9
OTHER ASSETS
Investments in ventures	305.3	265.3
Marketable securities	25.4	55.7
Intangible assets, net	109.6	—
Long-term receivables	33.4	38.0
Prepaid pensions — salaried	—	6.7
Deferred income taxes	251.2	42.1
Deposits and miscellaneous	68.4	89.5

TOTAL OTHER ASSETS	793.3	497.3

TOTAL ASSETS	$4,111.1	$3,075.8

See notes to consolidated financial statements.

Statements of Consolidated Financial Position

Cliffs Natural Resources Inc. and Subsidiaries

	December 31 (In Millions)
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$201.0	$149.9
Accrued employment costs	98.9	73.2
Other postretirement benefits	17.9	11.2
Income taxes payable	99.3	11.5
State and local taxes payable	45.5	33.6
Below-market sales contracts — current	30.3	—
Environmental and mine closure obligations	12.2	7.6
Accrued expenses	46.1	50.1
Deferred revenue	86.8	28.4
Derivative liabilities	194.3	1.4
Other	12.6	32.7

TOTAL CURRENT LIABILITIES	844.9	399.6
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	250.1	90.0
Other postretirement benefits	197.9	114.8

TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	448.0	204.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	104.9	123.2
DEFERRED INCOME TAXES	67.3	189.0
SENIOR NOTES	325.0	—
REVOLVING CREDIT FACILITY	—	240.0
TERM LOAN	200.0	200.0
BELOW-MARKET SALES CONTRACTS	183.6	—
CONTINGENT CONSIDERATION	—	99.5
DEFERRED PAYMENT	—	96.2
DERIVATIVE LIABILITIES	34.3	—
OTHER LIABILITIES	149.1	107.3

TOTAL LIABILITIES	2,357.1	1,659.6
MINORITY INTEREST	3.3	117.8
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK — ISSUED 172,500 SHARES 205 AND 134,715 OUTSTANDING IN 2008 AND 2007	0.2	134.7
SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Class A — 3,000,000 shares authorized and unissued
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $0.125 per share
Authorized — 224,000,000 shares;
Issued — 134,623,528 shares; Outstanding — 113,508,990 shares	16.8	16.8
Capital in excess of par value of shares	442.2	116.6
Retained Earnings	1,799.9	1,316.2
Cost of 21,114,538 common shares in treasury (2007 — 47,455,922 shares)	(113.8)	(255.6)
Accumulated other comprehensive loss	(394.6)	(30.3)

TOTAL SHAREHOLDERS’ EQUITY	1,750.5	1,163.7

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,111.1	$3,075.8

See notes to consolidated financial statements.

Statements of Consolidated Operations

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2008	2007	2006
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$3,294.8	$1,997.3	$1,669.1
Freight and venture partners’ cost reimbursements	314.3	277.9	252.6

	3,609.1	2,275.2	1,921.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(2,449.4)	(1,813.2)	(1,507.7)

SALES MARGIN	1,159.7	462.0	414.0
OTHER OPERATING INCOME (EXPENSE)
Casualty recoveries	10.5	3.2	—
Royalties and management fee revenue	21.7	14.5	11.7
Selling, general and administrative expenses	(188.6)	(114.2)	(72.4)
Terminated acquisition costs	(90.1)	—	—
Gain on sale of other assets — net	22.8	18.4	—
Miscellaneous — net	2.9	(2.3)	12.4

	(220.8)	(80.4)	(48.3)

OPERATING INCOME	938.9	381.6	365.7
OTHER INCOME (EXPENSE)
Changes in fair value of derivative instruments, net	(188.2)	—	—
Impairment of securities	(25.1)	—	—
Interest income	26.2	20.0	17.2
Interest expense	(39.8)	(22.6)	(5.3)
Other — net	4.3	1.7	10.2

	(222.6)	(0.9)	22.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY LOSS FROM VENTURES	716.3	380.7	387.8
PROVISION FOR INCOME TAXES	(144.2)	(84.1)	(90.9)
MINORITY INTEREST (net of tax of $9.1, $4.7, and $7.3 in 2008, 2007 and 2006)	(21.2)	(15.6)	(17.1)
EQUITY LOSS FROM VENTURES	(35.1)	(11.2)	—

INCOME FROM CONTINUING OPERATIONS	515.8	269.8	279.8
INCOME FROM DISCONTINUED OPERATIONS (net of tax of $0.2 in 2007 and 2006)	—	0.2	0.3

NET INCOME	515.8	270.0	280.1
PREFERRED STOCK DIVIDENDS	(1.1)	(5.2)	(5.6)

INCOME APPLICABLE TO COMMON SHARES	$514.7	$264.8	$274.5

EARNINGS PER COMMON SHARE — BASIC
Continuing operations	$5.07	$3.19	$3.26
Discontinued operations	—	—	—

EARNINGS PER COMMON SHARE — BASIC	$5.07	$3.19	$3.26

EARNINGS PER COMMON SHARE — DILUTED
Continuing operations	$4.76	$2.57	$2.60
Discontinued operations	—	—	—

EARNINGS PER COMMON SHARE — DILUTED	$4.76	$2.57	$2.60

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	101,471	82,988	84,144
Diluted	108,288	105,026	107,654

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2008	2007	2006
CASH FLOW FROM CONTINUING OPERATIONS OPERATING ACTIVITIES
Net income	$515.8	$270.0	$280.1
Income from discontinued operations	—	(0.2)	(0.3)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	201.1	107.2	73.9
Minority interest, net	21.2	15.6	17.1
Share-based compensation	21.4	11.8	4.9
Equity loss in ventures (net of tax)	35.1	11.2	—
Environmental and mine closure obligations	3.7	1.3	(1.6)
Pensions and other postretirement benefits	(32.9)	(35.4)	(40.3)
Deferred income taxes	(88.5)	(33.1)	(4.8)
Derivatives and currency hedges	58.4	(15.4)	(8.0)
Impairment of securities	25.1	—	—
Gain on sale of assets	(20.5)	(17.9)	(9.9)
Property damage recoveries	(10.5)	—	—
Excess tax benefit from share-based compensation	(3.5)	(4.3)	(1.2)
Casualty recoveries	—	(3.2)	—
Proceeds from casualty recoveries	—	3.2	—
Other	27.0	5.9	(0.2)
Changes in operating assets and liabilities:
Receivables and other assets	(55.4)	18.0	73.0
Product inventories	(44.6)	3.2	(29.9)
Deferred revenue and below-market sales contracts	58.0	(34.2)	62.4
Payables and accrued expenses	142.3	(14.8)	3.4
Sales of marketable securities	—	—	13.6
Purchases of marketable securities	—	—	(3.7)

Net cash from operating activities	853.2	288.9	428.5
INVESTING ACTIVITIES
Purchase of PinnOak	—	(343.8)	—
Purchase of minority interest in Portman	(485.1)	—	—
Purchase of minority interest in United Taconite	(104.4)	—	—
Purchase of property, plant and equipment	(182.5)	(199.5)	(119.5)
Investments in ventures	(62.7)	(180.6)	(13.4)
Investment in marketable securities	(30.4)	(85.3)	—
Redemption of marketable securities	17.8	40.6	—
Proceeds from sale of assets	41.2	23.2	5.5
Proceeds from property damage insurance recoveries	10.5	—	—

Net cash used by investing activities	(795.6)	(745.4)	(127.4)
FINANCING ACTIVITIES
Borrowings under credit facility	540.0	1,195.0	—
Repayments under credit facility	(780.0)	(755.0)	—
Repayment of PinnOak debt	—	(159.6)	—
Borrowings under senior notes	325.0	—	—
Common stock dividends	(36.1)	(20.9)	(20.2)
Preferred stock dividends	(1.1)	(5.5)	(5.6)
Repayment of other borrowings	(8.4)	(6.9)	(3.9)
Repurchases of common stock	—	(2.2)	(121.5)
Issuance costs of revolving credit	—	(1.0)	(1.0)
Excess tax benefit from share-based compensation	3.5	4.3	1.2
Contributions by (to) joint ventures, net	(10.5)	1.9	1.9
Proceeds from stock options exercised	—	—	0.7

Net cash from (used by) financing activities	32.4	250.1	(148.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(68.1)	11.8	5.9

CASH FROM (USED BY) CONTINUING OPERATIONS	21.9	(194.6)	158.6
CASH FROM DISCONTINUED OPERATIONS — OPERATING	—	—	0.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.9	(194.6)	158.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	157.1	351.7	192.8

CASH AND CASH EQUIVALENTS AT END OF YEAR	$179.0	$157.1	$351.7

See notes to consolidated financial statements.

Statements of Consolidated Shareholders’ Equity

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Total
January 1, 2006	43.8	$16.8	$100.5	$824.2	$(164.3)	$(125.6)	$651.6
Comprehensive income
Net income	—	—	—	280.1	—	—	280.1
Other comprehensive income
Minimum pension and OPEB liability	—	—	—	—	—	17.9	17.9
Unrealized gain on marketable securities	—	—	—	—	—	7.9	7.9
Unrealized gain on foreign currency translation	—	—	—	—	—	34.3	34.3
Unrealized gain on derivative instruments	—	—	—	—	—	6.3	6.3

Total comprehensive income	—	—	—	—	—	—	346.5
Effect of implementing SFAS 158	—	—	—	—	—	(110.7)	(110.7)
Stock options exercised	—	—	0.3	—	0.4	—	0.7
Stock and other incentive plans	0.4	—	2.3	—	2.5	—	4.8
Stock split	42.4	—	—	—	—	—	—
Repurchases of common stock	(4.8)	—	—	—	(121.5)	—	(121.5)
Conversion of preferred stock	—	—	0.1	—	0.1	—	0.2
Preferred stock dividends	—	—	—	(5.6)	—	—	(5.6)
Common stock dividends	—	—	—	(20.2)	—	—	(20.2)

December 31, 2006	81.8	16.8	103.2	1,078.5	(282.8)	(169.9)	745.8
Comprehensive income
Net income	—	—	—	270.0	—	—	270.0
Other comprehensive income
Pension and OPEB liability	—	—	—	—	—	38.8	38.8
Unrealized net gain on marketable securities	—	—	—	—	—	0.6	0.6
Unrealized net gain on foreign currency translation	—	—	—	—	—	86.9	86.9
Unrealized loss on interest rate swap	—	—	—	—	—	(0.9)	(0.9)
Unrealized gain on derivative instruments	—	—	—	—	—	14.2	14.2

Total comprehensive income	—	—	—	—	—	—	409.6
Effect of implementing FIN 48	—	—	—	(7.7)	—	—	(7.7)
Stock options exercised	—	—	—	—	0.2	—	0.2
Stock and other incentive plans	0.4	—	4.1	—	2.5	—	6.6
Repurchases of common stock	—	—	—	—	(2.2)	—	(2.2)
Conversion of preferred stock	5.0	—	9.3	1.6	26.7	—	37.6
Preferred stock dividends	—	—	—	(5.3)	—	—	(5.3)
Common stock dividends	—	—	—	(20.9)	—	—	(20.9)

December 31, 2007	87.2	$16.8	$116.6	$1,316.2	$(255.6)	$(30.3)	$1,163.7
Comprehensive income
Net income	—	—	—	515.8	—	—	515.8
Other comprehensive income
Pension and OPEB liability	—	—	—	—	—	(188.5)	(188.5)
Unrealized net loss on marketable securities	—	—	—	—	—	(10.3)	(10.3)
Unrealized net loss on foreign currency translation	—	—	—	—	—	(165.1)	(165.1)
Unrealized loss on interest rate swap	—	—	—	—	—	(0.8)	(0.8)
Unrealized gain on derivative instruments	—	—	—	—	—	0.4	0.4

Total comprehensive income	—	—	—	—	—	—	151.5
Equity purchase of minority interest	4.3	—	141.8	—	23.2	—	165.0
PinnOak settlement	4.0	—	131.5	—	21.5	—	153.0
Stock and other incentive plans	—	—	19.2	—	0.8	—	20.0
Conversion of preferred stock	18.0	—	33.1	5.1	96.3	—	134.5
Preferred stock dividends	—	—	—	(1.1)	—	—	(1.1)
Common stock dividends	—	—	—	(36.1)	—	—	(36.1)

December 31, 2008	113.5	$16.8	$442.2	$1,799.9	$(113.8)	$(394.6)	$1,750.5

See notes to consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

Business Summary

We are an international mining company, the largest producer of iron ore pellets in North America and a supplier of metallurgical coal to the global steelmaking industry. We operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and two coking coal mining complexes in West Virginia and Alabama. We also own 100 percent of Portman, a large iron ore mining company in Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore. In addition, we have a 30 percent interest in Amapá, a Brazilian iron ore project, and a 45 percent economic interest in Sonoma, an Australian coking and thermal coal project. Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore. On October 3, 2008, we filed an amendment to our amended articles of incorporation to change the name of the corporation to Cliffs Natural Resources Inc., effective October 15, 2008. Our ticker symbol, CLF, has remained the same.

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

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
Portman	Western Australia	100.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore

Intercompany accounts are eliminated upon consolidation.

On May 21, 2008, Portman authorized a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. At that time, we owned approximately 80.4 percent of the 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of $14.10 (A$14.66) per share. The total consideration paid under the buyback was $136.5 million (A$143.3 million). As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent. On September 10, 2008, we announced an off-market takeover offer to acquire all of the shares in Portman that we did not already own. The off-market tender offer for Portman closed on November 3, 2008, at which time we had received tenders of Portman shares sufficient to give us a 99.3 percent ownership interest in Portman’s outstanding shares. We subsequently proceeded with a compulsory acquisition of the remaining shares and at December 31, 2008 had full ownership of Portman. See NOTE 2 — ACQUISITIONS, DIVESTITURES & OTHER INVESTMENTS for further information.

Effective July 1, 2008, we acquired the remaining 30 percent interest in United Taconite. Upon consummation of the purchase, our ownership interest increased from 70 percent to 100 percent. Total consideration paid for the acquisition was approximately $450.7 million, which was comprised of $104.4 million

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in cash, 4.3 million of our common shares, and 1.2 million tons of iron ore pellets. The consolidation of the United Taconite minority interest, together with our Northshore property, represents two wholly-owned iron ore subsidiaries in North America. See NOTE 2 — ACQUISITIONS, DIVESTITURES & OTHER INVESTMENTS for further information.

Our investments in ventures include our 30 percent equity interest in Amapá, an iron ore project located in Brazil, our 30 percent interest in AusQuest, a diversified Australian exploration company, our 23 percent equity interest in Hibbing, an unincorporated joint venture in Minnesota, our 26.83 percent equity interest in Wabush, an unincorporated joint venture located in Canada, and Portman’s 50 percent non-controlling interest in Cockatoo Island.

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

Through various interrelated arrangements, we achieve a 45 percent economic interest in Sonoma, despite the ownership percentages of the individual components of Sonoma. We own 100 percent of CAWO, 8.33 percent of the exploration permits and applications for mining leases for the real estate that is involved in Sonoma (“Mining Assets”) and 45 percent of the infrastructure, including the construction of a rail loop and related equipment (“Non-Mining Assets”). CAWO is consolidated as a wholly-owned subsidiary, and as a result of being the primary beneficiary, we absorb greater than 50 percent of the residual returns and expected losses of CAWO. We record our ownership share of the Mining Assets and Non-Mining Assets and share in the respective costs. Although SMM does not have sufficient equity at risk and accordingly is a VIE under paragraph 5(a) of FIN 46R, Consolidation of Variable Interest Entities, we are not the primary beneficiary of SMM. Accordingly, we account for our investment in SMM in accordance with the equity method.

Our 30 percent ownership interest in Amapá, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from Amapá is reflected as Equity loss from ventures on the Statements of Consolidated Operations. The financial information of Amapá included in our financial statements is as of and for the periods ended November 30, 2008 and 2007. The earlier cut-off is to allow for sufficient time needed by Amapá to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review and approval by the Company. There were no intervening transactions or events which materially affect Amapá’s financial position or results of operations that were not reflected in our year-end financial statements.

On September 11, 2008, we announced a strategic alliance and subscription and option agreement with AusQuest, a diversified Australian exploration company. Under the agreement reached, we acquired a 30 percent fully diluted interest in AusQuest through a staged issuance of shares and options. Our 30 percent ownership interest in AusQuest, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from AusQuest is reflected as Equity loss from ventures on the Statements of Consolidated Operations. The financial information of AusQuest included in our financial statements is as of and for the period from the date of acquisition through November 30, 2008. The earlier cut-off is to allow for sufficient time needed by AusQuest to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review and approval by the Company. There were no intervening transactions or events which materially affect AusQuest’s financial position or results of operations that were not reflected in our year-end financial statements.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the detail of our investments in ventures and where those investments are classified on the Statements of Consolidated Financial Position. Parentheses indicate a net liability.

Investment	Classification	Interest Percentage	(In Millions)
			December 31,

			2008	2007
Amapá	Investments in ventures	30	$266.3	$247.2
AusQuest	Investments in ventures	30	19.2	—
Wabush	Investments in ventures	27	12.1	5.8
Cockatoo	Other liabilities	50	(13.5)	(9.9)
Hibbing	Other liabilities	23	(22.1)	(0.3)
Other	Investments in ventures		7.7	12.3

			$269.7	$255.1

Revenue Recognition

North American Iron Ore

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified provisions of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our North American Iron Ore term supply agreements provide that title and risk of loss transfer to the customer when payment is received. This is a practice utilized to reduce our financial risk due to customer insolvency but is not believed to be widely used throughout the industry.

We recognize revenue based on the gross amount billed to a customer as we earn revenue from the sale of the goods or services. Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers in Freight and Venture Partners’ Cost Reimbursements separate from product revenue, in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

The mining ventures function as captive cost companies; they supply product only to their owners effectively on a cost basis. Accordingly, the minority interests’ revenue amounts are stated at cost of production and are offset in entirety by an equal amount included in cost of goods sold resulting in no sales margin reflected in minority interest participants. As we are responsible for product fulfillment, we retain the risks and rewards of a principal in the transaction and accordingly record revenue under these arrangements on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in Freight and Venture Partners’ Cost Reimbursements.

The following table is a summary of reimbursements in our North American Iron Ore operations for the years ended December 31, 2008, 2007 and 2006:

	(In Millions)
	Year Ended December 31,
	2008	2007	2006
Reimbursements for:
Freight	$98.5	$78.3	$70.4
Venture partners’ cost	170.8	197.3	182.2

Total reimbursements	$269.3	$275.6	$252.6

Under some term supply agreements, we ship the product to ports on the lower Great Lakes or to the customer’s facilities prior to the transfer of title. Our rationale for shipping iron ore products to some customers and retaining title until payment is received for these products is to minimize credit risk exposure. In addition,

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value until the year the product is consumed and the amounts are settled as an adjustment to revenue.

We have long-term supply agreements with several North American Iron Ore customers which include take-or-pay provisions that require the customer to purchase a specified number of tons of pellets each calendar year. In order to comply with the take-or-pay provisions of their existing long-term supply agreements, certain of our customers purchased and paid for approximately 0.3 million tons of iron ore pellets in stockpiles at the end of 2008. The customers requested via a fixed shipping schedule that we delay shipment of the iron ore until 2009, when the Great Lakes waterways re-open for shipping. We recorded revenue of $25.4 million in the fourth quarter of 2008 related to these transactions. This compares to $87 million of revenue recorded under similar arrangements in the fourth quarter of 2007.

Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced. Revenue is recognized on the sale of services when the services are performed.

North American Coal

We recognize revenue when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales in 2008 and 2007 included reimbursement for freight charges paid on behalf of customers of $45.0 million and $2.3 million, respectively. Amounts reported for 2007 are for the five months ended December 31, 2007 since the July 31, 2007 date of acquisition.

Asia Pacific Iron Ore

Sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel.

Deferred Revenue

In 2008, the terms of one of our North American Iron Ore pellet supply agreements require a prepayment by the customer for one estimated weekly shipment of pellets in addition to the amount of the bi-weekly invoice for shipments previously made. In 2007, the terms of the agreement required semi-monthly installments equaling 1/24th of the estimated total purchase value of the calendar-year nomination. In both years, revenue related to this supply agreement has been recognized when title transfers upon shipment of the pellets. Installment amounts received in excess of sales totaled $14.6 million, which were recorded as Deferred revenue on the Statements of Consolidated Financial Position at December 31, 2007. As of December 31, 2008 all revenue related to the supply agreement has been recognized.

In 2008, certain customers purchased and paid for 1.2 million tons of pellets in order to meet minimum contractual purchase requirements under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided in SEC Staff Accounting Bulletin No. 104 Topic 13; however, since a fixed shipment schedule was not established prior to year-end, revenue recognition on these transactions, totaling $82.9 million, was deferred on the December 31, 2008 Statements of Consolidated Financial Position and will be recognized upon shipment.

Two of our North American Iron Ore customers purchased and paid for approximately 1.5 million tons of iron ore pellets in stockpiles in the fourth quarter of 2007. The customers requested the Company to not ship the iron ore pellets until the spring of 2008 under a fixed shipment schedule, when the Great Lakes waterways

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

re-opened for shipping. Freight revenue related to these transactions of $13.8 million was deferred on the Statements of Consolidated Financial Position at December 31, 2007 and subsequently recognized in 2008 upon shipment. First and second quarter 2008 freight revenues included $5.3 million and $8.5 million, respectively, related to the shipment of 0.6 million and 0.9 million respective tons of pellets from the stockpiles.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash Equivalents

Cash and cash equivalents include cash on hand and in the bank as well as all short-term securities held for the primary purpose of general liquidity. We consider investments in highly liquid debt instruments with an original maturity of three months or less from the date of acquisition to be cash equivalents. We routinely monitor and evaluate counterparty credit risk related to the financial institutions by which our short-term investment securities are held.

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

In 2008, we recorded impairment charges of $25.1 million related to declines in the fair value of our available-for-sale securities which we concluded were other than temporary. As of December 31, 2008, our investments in PolyMet and Golden West had fair values totaling $6.2 million and $4.7 million, respectively, compared with a cost of $14.2 million and $21.8 million, respectively. The metals and mining industry and our investees are susceptible to changes in the U.S. and global economies and the industries of their customers. Their businesses have been adversely affected by the slowdown of the global economy, particularly during the last quarter of 2008 when our investments became impaired. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with the macroeconomic market and industry developments. However, we have evaluated the near-term prospects of the issuers in relation to the severity and rapid decline in the fair value of each of these investments, and based upon that evaluation, we could not reasonably assert that the impairment period would be temporary primarily as a result of the global economic crisis and the corresponding uncertainties in the market. Refer to NOTE 4 – MARKETABLE SECURITIES for further information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Consolidated Financial Position as of December 31, 2008 and 2007:

	(In Millions)
	Derivative Assets			Derivative Liabilities
Derivative Instrument	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2008	2007		2008	2007
Foreign Exchange Contracts	Derivative assets	$0.3	$15.7	Derivative liabilities (current)	$77.5	$—
	Deposits and miscellaneous	0.6	5.9	Derivative liabilities (long-term)	34.3	—
Customer Supply Agreements	Derivative assets	76.6	53.8		—	—
Discount Pricing Provision		—	—	Derivative liabilities (current)	7.7	—
United Taconite Purchase Provision		—	—	Derivative liabilities (current)	106.5	—
Interest Rate Swap		—	—	Derivative liabilities (current)	2.6	1.4

Total Derivatives		$77.5	$75.4		$228.6	$1.4

Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective July 1, 2008, we discontinued hedge accounting for these derivatives, but continue to hold these instruments as economic hedges to manage currency risk. At December 31, 2008, we had approximately $869.0 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from January 2009 to August 2011.

Upon de-designation of these cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of derivative instruments, net on the Statements of Consolidated Operations. In 2008 the mark-to-market adjustments resulted in a net unrealized loss of $188.2 million, based on a spot rate of 0.69 at December 31, 2008. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. Since the July 1, 2008 date of de-designation, we reclassified a $25.0 million gain out of Accumulated other comprehensive loss related to contracts that settled during the period, which was recorded as Product revenues on the Statements of Consolidated Operations for the year ended December 31, 2008. In 2008, 2007 and 2006, ineffectiveness resulting in an $8.6 million loss, a $17.0 million loss, and a $2.7 million gain, respectively, was recorded in Miscellaneous — net on the Statements of Consolidated Operations. As of December 31, 2008, approximately $19.0 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. Of this amount, we estimate $14.9 million will be reclassified to Product revenues in the next 12 months upon settlement of the related contracts.

The purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite contains a penalty provision in the event the 1.2 million tons of pellets, included as part of the purchase consideration, are not delivered by a specified date. The penalty provision, which is not a fixed amount or a fixed amount per unit, causes net settlement in this arrangement, and therefore causes the obligation to be accounted for as a derivative

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

instrument, which is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period until the pellets are delivered and the amounts are settled. A derivative liability of $106.5 million, representing the fair value of the pellets that have not yet been delivered, was recorded as current Derivative liabilities on the Statement of Consolidated Financial Position at December 31, 2008. Refer to NOTE 2 — ACQUISITIONS, DIVESTITURES & OTHER INVESTMENTS and NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. These price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any given year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. We evaluated the embedded derivatives in the supply agreements in accordance with the provisions of SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly they have not been separately valued as derivative instruments.

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $225.5 million, $98.3 million, and $107.9 in 2008, 2007, and 2006 respectively, as Product revenues on the Statements of Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $76.6 million and $53.8 million, respectively, on the December 31, 2008 and 2007 Statements of Consolidated Financial Position.

Certain supply agreements primarily with our Asia Pacific Iron Ore customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the annual international benchmark price. We recognized $160.6 million as Product revenues on the Statement of Consolidated Operations for the year ended December 31, 2008, related to the 2008 pricing provisions. The derivative instrument was settled during the second quarter of 2008 upon settlement of annual international benchmark prices, and is therefore not reflected on the Statement of Consolidated Financial Position at December 31, 2008.

In the fourth quarter of 2008, we negotiated additional sales with certain of our Asia Pacific Iron Ore customers who had previously fulfilled their 2008 purchase commitments under current year contracts and required additional tonnage. In response to the economic downturn and its impact on the global steel industry, we agreed that the provisional pricing for these shipments would be at a discount to 2008 benchmark prices to reflect the decline in steel demand and prices, with final pricing being based upon 2009 benchmark prices once they are settled. The discount pricing provisions are characterized as freestanding derivatives and are required to be

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounted for separately once the iron ore is shipped. The derivative instrument, which is settled and billed once the 2009 international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. We recognized approximately $34.3 million as Product revenues on the Statement of Consolidated Operations for the year ended December 31, 2008, related to the shipment of approximately 0.4 million tonnes under these pricing provisions. As of December 31, 2008, the 2009 international benchmark prices have not yet settled. Therefore, we have recorded approximately $7.7 million as current Derivative liabilities on the Statement of Consolidated Financial Position at December 31, 2008.

In the normal course of business, we enter into forward contracts designated as normal purchases, for the purchase of commodities, primarily natural gas and diesel fuel, which are used in our North American Iron Ore operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.

Effective October 19, 2007, we entered into a $100 million fixed interest rate swap to convert a portion of our floating rate debt to fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. The objective of the hedge is to eliminate the variability of cash flows in interest payments for forecasted floating rate debt, attributable to changes in benchmark LIBOR interest rates. The changes in the cash flows of the interest rate swap are expected to offset the changes in the cash flows attributable to fluctuations in benchmark LIBOR interest rates for forecasted floating rate debt.

To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of our outstanding hedges is recorded as an asset or liability on the consolidated balance sheet. Ineffectiveness is measured quarterly based on the “hypothetical derivative” method from Implementation Issue G7, Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method Is Not Applied. Accordingly, the calculation of ineffectiveness involves a comparison of the fair value of the interest rate swap and the fair value of a hypothetical swap, which has terms that are identical to the hedged item. To the extent the change in the mark-to-market on the hedge is equal to or less than the change in the mark-to-market on the hypothetical derivative, then the entire change is recorded in Other Comprehensive Income. If the change is greater, the ineffective portion will be recognized immediately in income. The amount charged to Other comprehensive income for 2008 and 2007 was $1.2 million and $0.9 million, respectively. Derivative liabilities of $2.6 million and $1.4 million were recorded on the Statements of Consolidated Financial Position as of December 31, 2008 and 2007, respectively. There was no ineffectiveness recorded for the interest rate swap in 2008 or 2007.

Inventories

The following table presents the detail of our Inventories on the Statements of Consolidated Financial Position at December 31, 2008 and 2007:

	(In Millions)
	2008			2007
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$135.3	$13.5	$148.8	$114.3	$16.5	$130.8
North American Coal	15.0	6.7	21.7	8.3	0.8	9.1
Asia Pacific Iron Ore	30.6	55.1	85.7	30.2	71.8	102.0
Other	6.6	2.6	9.2	—	—	—

Total	$187.5	$77.9	$265.4	$152.8	$89.1	$241.9

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

North American Iron Ore

North American Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. The excess of current cost over LIFO cost of iron ore inventories was $84.5 million and $58.4 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, the product inventory balance for North American Iron Ore increased to $135.3 million, resulting in an additional LIFO layer being added in the current year. This was primarily attributable to the fact that we received cash payment for approximately 24 million tons of iron ore sales in 2008; however, due to the timing of shipping schedules with certain customers, we deferred revenue recognition for approximately 1.2 million tons of iron ore until the product is delivered in 2009. Therefore, the product remains recorded in our inventory as of December 31, 2008. During 2007, the inventory balance declined, causing liquidation of LIFO layers.

We had approximately 0.4 million tons and 0.8 million tons stored at ports on the lower Great Lakes to service customers at December 31, 2008 and 2007, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. It also assists the customers by more closely relating the timing of the customer’s payments for the product to the customer’s consumption of the products and by providing a portion of the three-month supply of inventories of iron ore the customers require during the winter when product shipments are curtailed over the Great Lakes. We track the movement of the inventory and verify the quantities on hand.

North American Coal

At acquisition, the fair value of PinnOak’s inventory was determined utilizing estimated selling price less costs to sell. In the second quarter of 2008, we finalized the purchase price allocation related to the PinnOak acquisition. Inventories are stated at the lower of cost or market. Cost of coal inventories includes labor, supplies and operating overhead and related costs and is calculated using the average production cost. We maintain ownership until coal is loaded into rail cars at the mine for domestic sales and until loaded in the vessels at the terminal for export sales.

Asia Pacific Iron Ore

Asia Pacific Iron Ore product inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to the inventory on hand by the method most appropriate to each particular class of inventory, with the majority being valued on a weighted average basis. We maintain ownership of the inventories until title has transferred to the customer at the F.O.B. point, which is generally when the product is loaded into the vessel.

Iron Ore and Coal Reserves

We review iron ore and coal reserves based on current expectations of revenues and costs, which are subject to change. Iron ore and coal reserves include only proven and probable quantities which can be economically and legally mined and processed utilizing existing technology.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment

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

North American Coal

North American Coal properties are stated at cost. Depreciation is provided over the estimated useful lives, not to exceed the mine lives and is calculated by the straight-line method. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Buildings	Straight line	30 Years
Mining equipment	Straight line	2 to 12 Years
Processing equipment	Straight line	2 to 10 Years
Information technology	Straight line	2 to 3 Years

Asia Pacific Iron Ore

Our Asia Pacific Iron Ore properties are stated at cost. Depreciation at Portman is calculated by the straight-line method or production output basis provided over the following estimated useful lives:

Asset Class	Basis	Life
Plant and equipment	Straight line	5 -13 Years
Plant and equipment and mine assets	Production output	12 Years
Motor vehicles, furniture & equipment	Straight line	3 - 5 Years

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2008 and 2007:

	(In Millions) December 31,
	2008 (1)	2007
Land rights and mineral rights	$1,731.0	$1,174.3
Office and information technology	37.8	39.0
Buildings	65.3	57.3
Mining equipment	248.5	221.1
Processing equipment	421.6	244.0
Railroad equipment	70.9	103.3
Electric power facilities	57.1	54.1
Port facilities	87.5	76.6
Interest capitalized during construction	19.7	19.1
Land improvements	20.4	10.1
Other	25.4	32.7
Construction in progress	120.0	123.2

	2,905.2	2,154.8
Allowance for depreciation and depletion	(449.1)	(330.9)

	$2,456.1	$1,823.9

(1)	We are in the process of evaluating purchase accounting related to the 2008 acquisition of the remaining interests in Portman and United Taconite. Therefore, allocation of each purchase price to property, plant and equipment and the related depreciation is preliminary and subject to modification in the future.

Depreciation expense and amortization of capitalized interest for 2008, 2007 and 2006 were as follows:

	(In Millions)
	2008	2007	2006
Depreciation	$113.5	$69.3	$42.7
Capitalized interest	5.6	2.0	2.0

The costs capitalized and classified as Land rights and mineral rights represent lands where we own the surface and/or mineral rights. The value of the land rights is split between surface only, surface and minerals, and minerals only.

Our North American Coal operation leases coal mining rights from a third party through lease agreements that extend through the earlier of July 1, 2023 or until all merchantable and mineable coal has been extracted. Our interest in coal reserves and resources was valued using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from coal operations over the life of the reserves.

Our Asia Pacific Iron Ore operation’s interest in iron ore reserves and resources was valued using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the mines.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The net book value of the land rights and mineral rights as of December 31, 2008 and 2007 is as follows:

	(In Millions) December 31,
	2008 (1)	2007
Land rights	$29.0	$16.6

Mineral rights:
Cost	$1,702.0	$1,157.7
Less depletion	139.3	97.3

Net mineral rights	$1,562.7	$1,060.4

(1)	We are in the process of evaluating purchase accounting related to the 2008 acquisition of the remaining interests in Portman and United Taconite. Therefore, allocation of each purchase price to mineral rights and the related depletion is preliminary and subject to modification in the future.

Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Allowances for depreciation and depletion.

Assets Held for Sale

We consider businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

Preferred Stock

In January 2004, we issued 172,500 shares of redeemable cumulative convertible perpetual preferred stock, without par value, at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum and can be converted into our common shares at an adjusted rate of 133.0646 common shares per share of preferred stock. The preferred stock is classified as “temporary equity” reflecting certain provisions of the agreement that could, under remote circumstances, require us to redeem the preferred stock for cash. Refer to NOTE 13 — CAPITAL STOCK for further information.

Asset Impairment

Long-Lived Assets and Intangible Assets

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

Various factors in 2008 related to our North American Coal segment, primarily adverse mining conditions and production delays, have contributed to negative sales margins and outlook projections reflecting reduced revenues and increased costs on a per ton basis compared with amounts previously projected for 2008. Additional costs have also been incurred for repairs and maintenance as a result of mechanical problems caused by adverse geological conditions, delays associated with equipment replacements and availability of experienced mining personnel. However, these operational factors are primarily attributable to the recent acquisition of the business and are deemed to be short-term in nature. In addition, over the past several months, significant changes have taken place in the North American and global economy. In the third quarter of 2008, these changes also began to

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

impact the global steel industry. As part of that industry, we have started to see the adverse effects of the economy and how it may impact our business with respect to declines in customer demand and future pricing projections.

Based upon each of these factors, most notably the recent decline in the steel industry and resulting impact on future pricing projections, we determined that indicators of impairment may exist, and accordingly, evaluated impairment of long-lived assets for our North American Coal segment in the fourth quarter of 2008 under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this assessment, indicators of impairment were apparent relative to the operations of our Oak Grove mine based on projected losses associated with the use of the long-lived assets at this location. As a result, our evaluation included performing a test for recoverability specific to the assets of Oak Grove based on the ability of the assets to generate cash flow greater than the carrying value of the assets, using an undiscounted probability-weighted analysis. The results of this analysis have indicated that the projected undiscounted cash flows directly associated with the assets exceed the carrying value of the assets. In particular, the operational factors and additional costs addressed above are believed to be short term in nature based upon the recent acquisition of the business. In addition, we continue to observe and monitor the declines in pricing and the potential impact on our business as a result of the recent economic downturn in the industry. While pricing is projected to be significantly lower than early 2008 spot rates in the market, we expect pricing to continue at a rate higher than we have historically realized at our North American Coal segment. Therefore, future operations at our Oak Grove mine are expected to generate sufficient cash flows to support the recovery of the carrying value of its long-lived assets.

Equity Investments

In accordance with APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, we evaluate the loss in value of our equity method investments each reporting period to determine whether the loss is other than temporary. The primary factors that we consider in evaluating the impairment include the extent and time the fair value of each investment has been below cost, the financial condition and near-term prospects of the investment, and our intent and ability to hold the investment to recovery. If a decline in fair value is judged other than temporary, the basis of the investment is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss.

Our investment in Amapá resulted in an equity loss of $35.1 million in 2008 compared with a loss of $11.2 million in 2007. Based upon the increase in equity losses resulting from start-up costs and production delays in 2008, we determined that indicators of impairment may exist relative to our investment in Amapá. Accordingly, we performed an assessment of the potential impairment of our investment during the fourth quarter of 2008 using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value as of December 31, 2008. Based upon the analysis performed, we have determined that our investment is not impaired. In addition, we will continue to evaluate the results of our investment on a quarterly basis while monitoring the declines in pricing and the potential impact on our business as a result of the recent economic downturn in the industry.

In 2008, we made an initial investment of $18.0 million (A$26 million) to acquire a 30 percent interest in AusQuest, a publicly-traded minerals exploration company in Australia whose shares are traded on the ASX. Our 30 percent ownership interest in AusQuest, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. As a result of the global credit crisis and weakening economy, the market price declined to $0.07 per share (A$0.10 per share) at December 31, 2008 compared with our average cost upon purchase of $0.28 per share (A$0.40 per share). As a result of the decline in fair value, we performed an assessment of the impairment of our investment during the fourth quarter of 2008 to determine whether the loss was considered other than temporary. The severity of the impairments in relation to the carrying amounts of the individual investments was deemed to be consistent with the macroeconomic market and industry developments. In addition, we have evaluated the near-term prospects of AusQuest in relation to the severity and duration of the impairment. Based upon that evaluation

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and our intent and ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment to be other than temporarily impaired at December 31, 2008.

Repairs and Maintenance

Repairs, maintenance and replacement of components are expensed as incurred. The cost of major power plant overhauls is deferred and amortized over the estimated useful life, which is the period until the next scheduled overhaul, generally five years. All other planned and unplanned repairs and maintenance costs are expensed when incurred.

Insurance Recoveries

Potential insurance recoveries can relate to property damage, business interruption, including profit recovery, and expenditures to mitigate loss. We account for insurance recoveries under the guidelines established by SFAS 5, Accounting for Contingencies, which indicate that the proceeds from property damage insurance claims are to be recognized only when realization of the claim is probable and only to the extent of loss recoveries. Insurance recoveries that result in a gain, and proceeds from business interruption insurance are recognized when realized in Casualty recoveries in the Statements of Consolidated Operations.

Pensions and Other Postretirement Benefits

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of PinnOak, who became employees of the Company through the July 2007 acquisition. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations.

Under the provisions of SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (effective December 31, 2006), we recognized the funded status of our postretirement benefit obligations on our December 31, 2008 and 2007 Statements of Consolidated Financial Position based on the market value of plan assets and the actuarial present value of our retirement obligations on that date. For each plan, we determine if the plan assets exceed the benefit obligations or vice-versa. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are charged to other comprehensive income.

The market value of plan assets is measured at the year-end balance sheet date. The PBO is determined based upon an actuarial estimate of the present value of pension benefits to be paid to current employees and retirees. The APBO represents an actuarial estimate of the present value of OPEB benefits to be paid to current employees and retirees.

The actuarial estimates of the PBO and APBO retirement obligations incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. The discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimates of future events incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Consolidated Statements of Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of time. In addition, the net periodic cost is affected by the anticipated income from the return on invested assets, as well as the income or expense resulting from the recognition of previously deferred items. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in plan assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. See NOTE 9 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

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

Under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which we adopted effective January 1, 2007, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results of operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. See NOTE 10 — INCOME TAXES for further information.

Asset Retirement Obligations

Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flow. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. We perform an in-depth evaluation of the liability every three years in addition to routine annual assessments.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Environmental Remediation Costs

We have a formal policy for environmental protection and restoration. Our mining and exploration activities are subject to various laws and regulations governing protection of the environment. We conduct our operations

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued in accordance with SFAS 5. Future expenditures are not discounted unless the amount and timing of the cash disbursements can be reasonably estimated. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. Potential insurance recoveries have not been reflected in the determination of the liabilities. See NOTE 7 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Under this transition method, share-based compensation expense for 2006 included compensation expense for all share-based compensation awards granted prior to January 1, 2006 based on the grant date estimated fair value, which is being amortized on a straight-line basis over the remaining service periods of the awards.

Effective January 1, 2006, we made a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This election resulted in the reclassification of excess tax benefits as presented in the Statements of Consolidated Cash Flows, from operating activities to financing activities. In March 2005, the SEC issued SAB 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 upon our adoption of SFAS 123(R). See NOTE 12 — STOCK COMPENSATION PLANS for information on the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

Capitalized Stripping Costs

Stripping costs during the development of a mine, before production begins, are capitalized as a part of the depreciable cost of building, developing and constructing a mine. These capitalized costs are amortized over the productive life of the mine using the units of production method. The productive phase of a mine is deemed to have begun when saleable minerals are extracted (produced) from an ore body, regardless of the level of production. The production phase does not commence with the removal of de minimus saleable mineral material that occurs in conjunction with the removal of overburden or waste material for purposes of obtaining access to an ore body. The stripping costs incurred in the production phase of a mine are variable production costs included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.

Stripping costs related to expansion of a mining asset of proven and probable reserves are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.

Earnings Per Share

We present both basic and diluted EPS amounts. Basic EPS are calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period presented. Diluted EPS are calculated by dividing net income by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 15 — EARNINGS PER SHARE for further information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2008 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. In these instances, the valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument, and the related financial instrument is therefore classified within Level 2 of the valuation hierarchy. Level 2 securities include short-term investments such as commercial paper for which the value of each investment is a function of the purchase price, purchase yield, and maturity date.

Marketable Securities

Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at December 31, 2008 include available-for-sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

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

Non-Financial Assets and Liabilities

We have deferred the adoption of SFAS 157 until January 1, 2009 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include asset retirement obligations, guarantees and certain other items. See NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation

In accordance with SFAS 52, financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Where the U.S. dollar is the functional currency, translation adjustments are recorded in the Statements of Consolidated Operations. Income taxes are generally not provided for foreign currency translation adjustments.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. We will adopt the FSP upon its effective date and will report the required disclosures for our fiscal year ending December 31, 2009.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses certain effects associated with the impact of SFAS 141R and SFAS 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement considerations. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity method investment, and shares subsequently issued by the equity method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the implementation of this standard to have a material impact on our consolidated results of operations or financial condition.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which amends SFAS 157, by clarifying the application of the standard when the market for a financial asset is inactive. Specifically, the FSP clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. This FSP was effective immediately upon its October 10, 2008 issuance and applies as well to prior periods for which financial statements have not yet been issued. Revisions resulting from a change in valuation technique are required to be accounted for as a change in estimate. This FSP was applied in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157, but did not result in a material change to our fair value measurements or related disclosures at December 31, 2008.

In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. See NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) requires information to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In December 2007, the EITF ratified Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). The Issue defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are evaluating the impact of this Issue on our consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 2 — ACQUISITIONS, DIVESTITURES & OTHER INVESTMENTS

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

The aggregate acquisition price for the remaining interest in United Taconite was approximately $450.7 million, which included cash in the amount of $104.4 million, approximately $165 million of our common shares, and approximately 1.2 million tons of iron ore pellets, valued at $181.3 million, to be provided throughout 2008 and 2009. The value of the iron ore pellets was determined based on estimated iron unit content of 65 percent at the 2008 Eastern Canadian pellet price of approximately $2.33 per iron unit on July 10, 2008.

The purchase agreement included a provision which gave the seller the right to put the common shares back to us for $165 million of cash if the shares were not registered by a specified date. As a result of this provision, a current liability of $165 million was recorded in the third quarter of 2008 as Unregistered common shares issued prior to the shares being registered. The purchase and sale agreement related to the acquisition also provided for a below-market guarantee if our stock value should decline from the date of closing of the transaction to the closing share price on the trading day immediately prior to the date we filed a resale registration statement with the SEC to allow United Mining Co., Ltd., a subsidiary of Laiwu Steel Group, to resell the shares received in the transaction. We were obligated to issue additional shares to compensate United Mining for the decrease. On October 3, 2008, after the close of the market, we issued approximately 2.8 million additional shares to satisfy the below-market guarantee provision of the agreement, thereby increasing the total shares issued in the transaction to approximately 4.3 million. We filed the registration statement for the 4.3 million shares on October 6, 2008, and as a result, the $165 million previously recorded as Unregistered common shares issued was reclassified to Shareholders’ Equity in the fourth quarter and reflected as such on the Statement of Consolidated Financial Position at December 31, 2008.

The Statement of Consolidated Financial Position as of December 31, 2008 reflects the acquisition of the remaining interest in United Taconite, effective July 1, 2008, under the purchase method of accounting in accordance with SFAS 141. The transaction constituted a step acquisition of a non-controlling interest. As of the date of the step acquisition of the minority interest, the then historical cost basis of the minority interest balance was eliminated, and the increased ownership obtained was accounted for by increasing United Taconite’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the 30 percent additional ownership acquired.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(In Millions)
Purchase price	$450.7

Carrying value of net assets acquired	$25.3
Fair value adjustments:
ASSETS
Land	7.5
Plant and equipment	90.8
Mineral reserves	480.6
Intangible assets	75.4
LIABILITIES
Below market sales contracts	(228.9)

Fair value of net assets acquired	$450.7

The intangible assets acquired include $72.3 million and $3.1 million of permits and leases, respectively. See NOTE 3 — INTANGIBLE ASSETS AND LIABILITIES for further information.

Portman Share Repurchase and Buyout

On May 21, 2008, Portman authorized a tender offer to repurchase up to 16.5 million shares, or 9.39 percent of its common stock. At that time, we owned approximately 80.4 percent of the 176 million shares outstanding in Portman and indicated we would not participate in the tender buyback. The tender period closed on June 24, 2008. Under the buyback, 9.8 million fully paid ordinary shares were tendered at a price of $14.10 (A$14.66) per share. The total consideration paid under the buyback was $136.5 million (A$143.3 million). As a result of the buyback, our ownership interest in Portman increased from 80.4 percent to 85.2 percent.

On September 10, 2008, we announced an off-market takeover offer to acquire all of the shares in Portman that we did not already own. The off-market tender offer for Portman Limited closed on November 3, 2008, at which time we had received tenders of Portman shares sufficient to give us a 99.3 percent ownership interest in Portman’s outstanding shares. We subsequently proceeded with a compulsory acquisition of the remaining shares at a purchase price of approximately $348.6 million (A$528.4 million) and at December 31, 2008 had full ownership of Portman. A portion of the purchase price for the acquisition of the remaining interest in Portman was financed through our revolving credit facility. Refer to NOTE 5 — DEBT AND CREDIT FACILITIES for further information.

Each of these transactions constituted a step acquisition of a non-controlling interest. In accordance with SFAS 141, we have accounted for the acquisition of the minority interest in Portman by the purchase method. As a result of each step acquisition, the then historical cost basis of the minority interest balance was reduced to the extent of the percentage interest sold. The increased ownership obtained was then accounted for by increasing Portman’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the additional ownership acquired.

We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to each step acquisition, most notably, inventory, mineral reserves and plant and equipment, and the final allocations will be made when completed. Accordingly, allocation of the purchase price related to each transaction is preliminary and subject to modification in the future.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following represents the preliminary allocation of the aggregate purchase price paid to acquire both the additional 4.8 percent interest and the remaining 14.8 percent interest in Portman as of each date of acquisition:

(In Millions)
Purchase price	$499.9

Carrying value of net assets acquired	$85.6
Fair value adjustments:
Inventory	59.1
Plant and equipment	18.6
Mineral reserves	238.2
Intangible assets	40.1
Deferred tax asset	58.3

Fair value of net assets acquired	$499.9

The intangible assets acquired represent mining permits associated with Portman’s operations. See NOTE 3 — INTANGIBLE ASSETS AND LIABILITIES for further information.

While we increased the carrying value of Portman’s net assets upon each step acquisition, under Australian income tax law we could only step up the tax base of Portman’s net assets once we obtained 100 percent ownership of Portman and elected to include the entity in our Australian consolidated income tax return. Upon purchase of the initial 80.4 percent interest and the additional 4.8 percent interest acquired through the share repurchase, we had recorded deferred tax liabilities. However, upon acquisition of the remaining 14.8 percent interest, the overall difference between the carrying value and the tax bases of Portman’s net assets, excluding goodwill, for which amortization is not deductible under Australian income tax laws, resulted in a deferred tax asset. In conjunction with the purchase accounting for the additional 14.8 percent interest, the offset to the deferred tax asset and reversal of the existing deferred tax liability was the elimination of goodwill. Refer to NOTE 10 — INCOME TAXES for further information.

PinnOak

On July 31, 2007, we completed our acquisition of 100 percent of PinnOak, a privately-owned United States producer of high-quality, low-volatile metallurgical coal. The acquisition furthered our growth strategy and expanded our diversification of products for the integrated steel industry. The assets acquired consisted primarily of coal mining rights and mining equipment and are included in our North American Coal segment. The purchase price of PinnOak and its subsidiary operating companies was $450 million in cash, of which $108.4 million was deferred under the initial purchase agreement until December 31, 2009, plus the assumption of approximately $160 million in debt, which was repaid at closing. The deferred portion of the purchase price was discounted using a six percent credit-adjusted risk free rate and was recorded as $96.2 million of Deferred payment on the Statement of Consolidated Financial Position at December 31, 2007. The purchase agreement also included a contingent earn-out, which ranged from $0 to approximately $300 million dependent upon PinnOak’s performance in 2008 and 2009. As a result, a liability was recorded representing the lesser of the maximum amount of contingent consideration or the excess prior to the pro rata allocation of purchase price. The contingent consideration totaled $99.5 million at December 31, 2007.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Statements of Consolidated Financial Position as of December 31, 2008 and 2007 reflect the acquisition of PinnOak, effective July 31, 2007, under the purchase method of accounting. The total cost of the acquisition had been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. We finalized the purchase price allocation in the second quarter of 2008 as follows:

(In Millions)
ASSETS
Current assets	$80.8
Property, plant and equipment	156.7
Mineral rights	676.5
Asset held for sale	14.0
Other assets	3.7

Total assets	$931.7

LIABILITIES
Current liabilities	$62.5
Long-term liabilities	268.0

Total liabilities	330.5

Purchase price	$601.2

On October 3, 2008, we entered into a payment agreement with the former owners of PinnOak, to accelerate the payment of the deferred portion of the purchase price and settle the contingent earn-out associated with the initial purchase agreement. Under the settlement agreement, we issued four million of our common shares to the former owners in PinnOak. Issuance of the shares satisfied all of our payment obligations in connection with the PinnOak acquisition. Under the agreement, we also agreed to file a resale registration statement with the SEC to allow the former owners of PinnOak to sell the shares received in this transaction. We filed the registration statement for the four million shares on October 7, 2008.

The fair value of the four million shares issued was $153.1 million based on a closing stock price of $38.27 on October 3, 2008. The total book value of the liability recorded at the date of settlement, including both the deferred payment and contingent consideration, was $279.1 million. Therefore, in accordance with the provisions of SFAS 141, the excess liability was allocated to reduce proportionately the amounts assigned to the long-lived assets acquired, including mineral rights, $92.8 million, property, plant and equipment, $17.2 million, and land, $1.6 million. As a result of the allocation, depreciation was reduced by approximately $0.5 million, and amortization of mineral rights was reduced by approximately $0.3 million in 2008.

AusQuest

On September 11, 2008, we announced a strategic alliance and subscription and option agreement with AusQuest, a publicly-traded minerals exploration company in Australia whose shares are traded on the ASX. Under the agreement reached, we acquired a 30 percent fully diluted interest in AusQuest through a staged issuance of shares and options. With the approval of AusQuest’s shareholders and clearance from the Australian Foreign Investment Review Board, we made an initial $18.0 million (A$26 million) investment at $0.28 per share (A$0.40 per share) and appointed a representative to the AusQuest board of directors. This strategic alliance provides us with both the right to participate in AusQuest’s future raising of capital, as well as certain rights in relation to any future sale or other disposal of AusQuest’s explorative assets. Our 30 percent ownership interest in AusQuest, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amapá

On March 5, 2007, we acquired a 30 percent interest in the Amapá Project, a Brazilian iron ore project, through the acquisition of 100 percent of the shares of Centennial Amapá for approximately $133 million. The remaining 70 percent of Amapá was previously owned by MMX, a Brazilian company which managed the construction and operations of Amapá while we supplied supplemental technical support. On August 5, 2008, Anglo consummated the acquisition of a controlling interest in MMX’s 51 percent interest in the Minas-Rio iron ore project and its 70 percent interest in Amapá and assumed management control over the venture.

The Amapá Project consists of a significant iron ore deposit, a 192-kilometer railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The Amapá Project began production of sinter fines in late-December 2007. Anglo has indicated that it plans to complete construction of the concentrator and continue to ramp-up operations. Once fully operational, production is targeted at 6.5 million tonnes of fines products annually.

Total project funding requirements are estimated to be between $550 million and $650 million (Company share $165 million to $195 million), including approximately $415 million to $490 million (Company share $125 million to $147 million) to be funded with project debt, and approximately $135 million to $160 million (Company share $40 million to $48 million) to be funded with equity contributions. As of December 31, 2008 and 2007, Amapá had debt outstanding of approximately $493 million and $419 million, respectively. We are committed to funding 30 percent of the equity contributions and have guaranteed 30 percent of the total debt outstanding, or $148 million and $101 million, at December 31, 2008 and 2007, respectively, until the project meets certain performance criteria. Approximately $210 million of short-term debt is due to mature during the first quarter of 2009. We, along with Anglo, are currently negotiating extensions for these short-term obligations. Refer to NOTE 5 — DEBT AND CREDIT FACILITIES for further information.

Under the majority ownership of MMX, Amapá’s functional currency was previously determined to be the Brazilian real. The analysis performed to determine the functional currency at the time indicated a mixed outcome assessment of the pertinent determining economic factors as set forth under SFAS No. 52, Foreign Currency Translation (“SFAS 52”), including, for example, sales being priced in U.S. dollars and operating costs being largely incurred in Brazilian real. The change in control of Amapá to Anglo in August 2008 resulted in the review of financial, operating and treasury policies of the entity under new management. This, along with recent efforts to mitigate exposures related to fluctuations in foreign currency exchange rates resulted in the reassessment of the accounting principles related to the determination of Amapá’s functional currency during the fourth quarter of 2008.

SFAS 52 lists six indicators to consider in identifying the functional currency of a foreign entity: cash flow, sales prices, sales market, expenses, financing, and intercompany transactions and arrangements. The following is a summary of how certain of the functional currency indicators listed in SFAS 52 have been affected by recent changes in the economic facts and circumstances influencing our operations at Amapá:

Intercompany Transactions and Arrangements.    Amapá continues to experience delays with project ramp-up and currently has insufficient resources in place to address the start-up issues, including project construction overruns, production delays and lower volumes. With limited cash inflows currently being generated from sales revenues, Amapá has had to place a greater reliance on capital contributions from the equity partners than initially anticipated. It is estimated that a total of between $50 million and $100 million in capital funding will be required in 2009 in order to keep the project operating. The source of the equity contributions from both owners is out of U.S. dollar denominated accounts.

Financing.    The current debt arrangements indicate a shift in the overall financing structure toward U.S dollar denominated debt. In addition, as a result of the change in control, Brazilian real currency exposure exists in the consolidated accounts. This has caused a change in local management’s approach to currency risk mitigation and treasury policies. As a result, Amapá’s treasury function will focus on reducing exposure to the

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Brazilian real and will act under the instruction of Anglo to reduce currency exposure rather than operating autonomously. In addition, Amapá is now managed on a U.S. dollar basis, and is required to report and monitor ongoing performance in U.S. dollars.

Sales Price and Market.    Amapá’s sales are priced in U.S. dollars, based on international iron ore prices, which are set annually. While this does not reflect a change from the factors that were present when Amapá’s functional currency was initially determined, recent price increases, greater than previously anticipated, have resulted in higher revenues being generated on U.S. dollar-priced commodities.

Consideration of each of these factors in the aggregate justified a change in the functional currency of Amapá. As a result, effective October 1, 2008, we changed the functional currency of Amapá from the local currency to the U.S. dollar reporting currency primarily due to changes in the debt structure under which the entity is financed as well as changes in the treasury, risk mitigation and financial reporting policies under which the entity’s operations are managed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the business operates.

In 2008, adjustments resulting from translating the foreign currency financial statements of Amapá into the U.S. dollar have been included as a separate component of accumulated other comprehensive loss. The cumulative translation adjustment totaled $44.6 million as of the date of the change in functional currency. In accordance with SFAS 52, changes in functional currency from a foreign currency to the reporting currency are accounted for on a prospective basis. Therefore, upon the change in the functional currency to the U.S. dollar, Amapá no longer generates such translation adjustments, and the translated amounts for nonmonetary assets at September 30, 2008 have become the accounting basis for those assets in the period of the change and subsequent periods. The cumulative translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive loss until the time we decide to sell or liquidate our investment in Amapá.

Sonoma

On April 18, 2007, we executed agreements to participate in Sonoma, a coking and thermal coal project located in Queensland, Australia. As of December 31, 2007, we invested $120.1 million to acquire and develop mining tenements and related infrastructure including the construction of a washplant, which will produce coal to meet the growing global demand. In 2008, we invested an additional $12.8 million in the project. Our total investment in Sonoma is estimated to be approximately $132.9 million. Immediately preceding our investment in the Sonoma Project, QCoal owned exploration permits and applications for mining leases for the real estate that is involved in the Sonoma Project (“Mining Assets”); however, development of the Mining Assets requires significant infrastructure including the construction of a rail loop and related equipment (“Non-Mining Assets”) and a facility that prepares the extracted coal for sale (the “Washplant”). Pursuant to a combination of interrelated agreements creating a structure whereby we own 100 percent of the Washplant, 8.33 percent of the Mining Assets and 45 percent of the Non-Mining Assets of Sonoma, we obtained a 45 percent economic interest in the collective operations of Sonoma. The following substantive legal entities exist within the Sonoma structure:

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

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

While the individual components of our investment are disproportionate to the overall economics of the investment, the total investment is the same as if we had acquired a 45 percent interest in the Mining Assets and had committed to funding 45 percent of the cost of developing the Non-Mining Assets and the Washplant. In particular, the terms of the interrelated agreements under which we obtain our 45 percent interest provide that, we, through a wholly owned subsidiary, constructed and hold title to the Washplant. We wash all of the coal produced by the Sonoma Project for a fee based upon a cost to wash plus an arrangement such that we only bear 45 percent of the cost of owning and operating the Washplant. In addition, we have committed to purchasing certain amounts of coal from the other participants such that we take title to 45 percent of the coal mined. In addition, several agreements were entered into which provide for the allocation of mine and Washplant reclamation obligations such that we are responsible for 45 percent of the reclamation costs. Lastly, management agreements were entered into that allocate the costs of operating the mine to each participant based upon their respective ownership interests in SMM, 45 percent in our case. Once the coal is washed, each participant then engages Sonoma Sales to sell their coal to third parties for which Sonoma Sales earns a fee under an agreement with fixed and variable elements.

The legal entities were evaluated for consolidation under FIN 46(R) as follows:

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

Sonoma Sales — We, including our related parties, do not have voting rights with respect to Sonoma Sales and are not party to any contracts that represent significant variable interests in Sonoma Sales. Therefore, even if Sonoma Sales were a variable interest entity, it has been determined that we are not the primary beneficiary and therefore would not consolidate Sonoma Sales.

SMM — SMM does not have sufficient equity at risk and is therefore a VIE under FIN 46R. Through CAC, we have a 45 percent voting interest in SMM and a contractual requirement to reimburse SMM for 45 percent of the costs that it incurs in connection with managing the Sonoma Project. However, we, along with our related parties, do not have any contracts that would cause us to absorb greater than 50 percent of SMM’s expected losses, and therefore, we are not considered to be the primary beneficiary of SMM. Thus, we account for our investment in SMM in accordance with the equity method rather than consolidate the entity. The effect of SMM on our financial statements is determined to be minimal.

Mining and Non-Mining Assets — Since we have an undivided interest in these assets and Sonoma is in an extractive industry, we have pro rata consolidated our share of these assets and costs in accordance with EITF 00-1.

Mining operations reached a milestone in December 2007, when the first coal was extracted from the mine. Severe flooding at the mine in mid-February 2008 caused delays in scheduled shipments. However, despite these factors, our share of total production in 2008 reached approximately 1.1 million tonnes with sales volume of 0.9 million tonnes. In addition, for the year ended December 31, 2008, Sonoma generated average revenue of $132 per tonne, and per tonne costs were $75 for the year.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We have entered into arrangements with providers of credit facilities to guarantee our 45 percent share of certain Sonoma performance requirements relating to environmental compliance and take-or-pay provisions of port and rail contracts. At December 31, 2008 and 2007, our 45 percent of such guarantees amounted to $8.8 million and $9.5 million, respectively.

Sale of Synfuel

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

Alpha Natural Resources

On November 17, 2008, we announced the termination of the definitive merger agreement with Alpha Natural Resources, Inc., under which we would have acquired all outstanding shares of Alpha, as previously announced on July 16, 2008. Both our Board of Directors and Alpha’s Board of Directors made the decision after considering various issues, including the current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics, and the risks and costs of potential litigation. Considering these issues, each board determined that termination of the merger agreement was in the best interest of its equity holders. Under the terms of the settlement agreement, we were required to pay Alpha a $70 million termination fee, which was financed through our revolving credit facility and paid in November 2008. As a result, $90.1 million in termination fees and associated acquisition costs were expensed in the fourth quarter of 2008 upon termination of the definitive merger agreement.

NOTE 3 — INTANGIBLE ASSETS AND LIABILITIES

Following is a summary of intangible assets and liabilities at December 31, 2008, based upon our preliminary purchase price allocations related to recent acquisitions completed in 2008:

	Classification	(In Millions)
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets	$109.3	$(1.8)	$107.5
Leases	Intangible assets	3.1	(1.0)	2.1

Total intangible assets		$112.4	$(2.8)	$109.6

Below-market sales contracts	Current liabilities	$(30.3)	$—	$(30.3)
Below-market sales contracts	Long-term liabilities	(198.7)	15.1	(183.6)

Total below-market sales contracts		$(229.0)	$15.1	$(213.9)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives. Permits are being amortized over estimated useful lives ranging from 15 to 28 years, and leases are being amortized over estimated useful lives ranging from 1.5 to 4.5 years. Amortization expense relating to intangible assets was $2.8 million for the year ended December 31, 2008. The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows: 2009 — $6.9 million, 2010 —$5.1 million, 2011 — $5.1 million, 2012 — $5.1 million, and 2013 — $5.0 million.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The below-market sales contracts are classified as a liability and recognized over the terms of the contracts, which range from 3.5 to 8.5 years. The following amounts will be recognized in earnings related to the below-market sales contracts for each of the five succeeding fiscal years: 2009 — $30.3 million, 2010 — $30.3 million, 2011 — $30.3 million, 2012 — $27.0 million, and 2013 — $27.0 million.

Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

NOTE 4 — MARKETABLE SECURITIES

At December 31, 2008 and 2007, we had $30.2 million and $74.6 million, respectively, of marketable securities as follows:

	(In Millions)
	December 31,
	2008	2007
Held to maturity — current	$4.8	$18.9
Held to maturity — non-current	14.2	25.8

	19.0	44.7
Available for sale — non-current	11.2	29.9

Total	$30.2	$74.6

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$2.1	$—	$(0.6)	$1.5
Floating rate notes	16.9	—	(1.1)	15.8

Total	$19.0	$—	$(1.7)	$17.3

	December 31, 2007 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$23.1	$—	$(1.4)	$21.7
Floating rate notes	21.6	—	(0.1)	21.5

Total	$44.7	$—	$(1.5)	$43.2

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Investment securities held-to-maturity at December 31, 2008 and 2007 have contractual maturities as follows:

	(In Millions)
	December 31,
	2008	2007
Asset backed securities:
Within 1 year	$—	$18.9
1 to 5 years	2.1	4.2

	$2.1	$23.1

Floating rate notes:
Within 1 year	$4.8	$—
1 to 5 years	12.1	21.6

	$16.9	$21.6

The following table shows our gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 months (In Millions)
	December 31, 2008		December 31, 2007
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$—	$—	$1.4	$21.7
Floating rate notes	0.1	1.7	0.1	21.5

	$0.1	$1.7	$1.5	$43.2

	12 months or longer (In Millions)
	December 31, 2008		December 31, 2007
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$0.6	$1.5	$—	$—
Floating rate notes	1.0	14.1	—	—

	$1.6	$15.6	$—	$—

We believe that the unrealized losses on the held-to-maturity portfolio at December 31, 2008 are temporary and are related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. We intend to hold these investments until maturity.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of investment securities available-for-sale at December 31, 2008 and 2007 are summarized as follows:

	(In Millions)
	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$12.0	$—	$(0.8)	$11.2

	(In Millions)
	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$14.2	$15.7	$—	$29.9

We own 9.2 million shares of PolyMet Corp common stock, representing 6.7 percent of issued shares as a result of the sale of certain land, crushing and concentrating and other ancillary facilities located at our Cliffs Erie site (formerly owned by LTVSMC) to PolyMet. We have the right to participate in up to 6.7 percent of any future financing, and PolyMet has the first right to acquire or place our shares should we choose to sell. We classify the shares as available-for-sale and record unrealized mark-to-market changes in the fair value of the shares through Other comprehensive income each reporting period, unless the loss is deemed to be other than temporary.

During 2008, Portman acquired 24.3 million shares of Golden West, a Western Australia iron ore exploration company. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 126 million metric tons of ore. The investment provides Portman a strategic interest in Golden West and Wiluna West. Our ownership in Golden West represents approximately 17 percent of its outstanding shares at December 31, 2008. Acquisition of the shares represented an original investment of approximately $22 million. We do not exercise significant influence, and at December 31, 2008, the investment is classified as an available-for-sale security. Accordingly, we record unrealized mark-to-market changes in the fair value of the investment through Other comprehensive income each reporting period, unless the loss is deemed to be other than temporary.

In 2008, we recorded impairment charges of $25.1 million related to declines in the fair value of our available-for-sale securities which we concluded were other than temporary. As of December 31, 2008, our investments in PolyMet and Golden West had fair values totaling $6.2 million and $4.7 million, respectively, compared with a cost of $14.2 million and $21.8 million, respectively. The metals and mining industry and our investees are susceptible to changes in the U.S. and global economies and the industries of their customers. Their principal customers are part of the global steel industry, and their businesses have been adversely affected by the slowdown of the global economy, particularly during the last quarter of 2008 when our investments became impaired. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with the macroeconomic market and industry developments. However, we have evaluated the near-term prospects of the issuers in relation to the severity and rapid decline in the fair value of each of these investments, and based upon that evaluation, we could not reasonably assert that the impairment period would be temporary primarily as a result of the global economic crisis and the corresponding uncertainties in the market.

NOTE 5 — DEBT AND CREDIT FACILITIES

On June 25, 2008, we entered into a $325 million private placement consisting of $270 million of 6.31 percent Five-Year Senior Notes due June 15, 2013, and $55 million of 6.59 percent Seven-Year Senior Notes due

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The terms of the note purchase agreement contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2008, we were in compliance with the financial covenants in the note purchase agreement.

On August 17, 2007, we entered into a five-year unsecured credit facility with a syndicate of 13 financial institutions. The facility provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in revolving loans, swing loans and letters of credit. Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. Interest rates are either (1) a range from LIBOR plus 0.45 percent to LIBOR plus 1.125 percent based on debt and earning levels or (2) the prime rate or the prime rate plus 1.125 percent, based on debt and earnings. The credit facility has two financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2008 and 2007, we were in compliance with the financial covenants in the credit agreement.

As of December 31, 2008 and 2007, no revolving loans and $240 million in revolving loans, respectively, were drawn under the credit facility and the principal amount of letter of credit obligations totaled $21.5 million and $16.2 million, respectively. We also had $200 million drawn in term loans, with $578.5 million and $343.8 million of borrowing capacity available under the $800 million credit facility at December 31, 2008 and 2007, respectively. The weighted average annual interest rate for outstanding revolving and term loans under the credit facility was 5.02 percent and 5.81 percent as of December 31, 2008 and 2007, respectively. After the effect of interest rate hedging, the respective weighted average annual borrowing rates were 5.10 percent and 5.68 percent in 2008 and 2007, respectively.

Portman has a $27.6 million (A$40 million) multi-option facility, under which an $82.9 million (A$120 million) cash facility was added effective June 23, 2008 and terminated on September 30, 2008. The $27.6 million (A$40 million) multi-option facility, which was finalized in April 2007, has a floating interest rate of 20 basis points over the 90-day bank bill swap rate in Australia. The outstanding bank commitments totaled $18.8 million (A$27.2 million) and $8.6 million (A$12.5 million) in performance bonds, reducing borrowing capacity to $8.8 million (A$12.8 million) and $19.0 million (A$27.5) million at December 31, 2008 and 2007, respectively. The facility agreement contains financial covenants as follows: (1) debt to earnings ratio and (2) interest coverage ratio. As of December 31, 2008 and 2007, Portman was in compliance with the financial covenants of the credit facility agreement. On February 9, 2009, Portman entered into an amending deed, which added a $55.3 million (A$80 million) cash facility to the existing multi-option facility. The cash facility did not cause any change to the financial covenants in place under the multi-option facility. We have provided a guarantee of the combined facilities, along with certain of our Australian subsidiaries.

In 2005, Portman secured five-year financing from its customers in China as part of its long-term sales agreements to assist with the funding of the expansion of its Koolyanobbing mining operations. The borrowings, totaling $5.4 million and $6.2 million at December 31, 2008 and 2007, respectively, accrue interest annually at five percent. The borrowings require a principal payment of approximately $0.8 million plus accrued interest to be made January 31, 2009, with the balance due in full on January 31, 2010.

At December 31, 2008 and 2007, Amapá had total project debt outstanding of approximately $493 million and $419 million, respectively, for which we have provided a several guarantee on our 30 percent share. At December 31, 2008, Amapá had total short-term loans outstanding of $210.3 million for which we provided a several guarantee on our share. We have provided several guarantees on our 30 percent share of the total debt outstanding, or $148 million and $101 million, at December 31, 2008 and 2007, respectively. Our estimate of the

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

aggregate fair value of the outstanding guarantees is $6.7 million as of December 31, 2008, which is reflected in Other Liabilities on the Statements of Consolidated Financial Position. The fair value was estimated using a discounted cash flow model based upon the spread between guaranteed and non-guaranteed debt over the period the debt is expected to be outstanding. Capital contributions in 2008 and 2007 totaled $106 million (Company share $32.0 million) and $89 million (Company share $26.7 million), respectively. Amapá and its lenders have agreed to suspend all operating and financial loan covenants with the exception of debt to equity ratio requirements through June 30, 2009.

Substantially all of the financial debt instruments are carried at fair value or contracted amounts that approximate fair value. Refer to NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 6 — SEGMENT REPORTING

Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our two North American coking coal mining complexes that provide metallurgical coal to the integrated steel industry. The Asia Pacific Iron Ore segment, which is comprised of Portman, is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia, which is in the early stages of production. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil, which is also in the early stages of production. As a result, the Asia Pacific Coal and Latin American Iron Ore operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our reportable segments for the years ended December 31, 2008, 2007 and 2006. A reconciliation of segment sales margin to income from continuing operations before income taxes, minority interest and equity loss from ventures is as follows:

	(In Millions)
	2008		2007		2006
Revenues from product sales and services:
North American Iron Ore	$2,369.6	66%	$1,745.4	77%	$1,560.7	81%
North American Coal	346.3	10%	85.2	4%	—	0%
Asia Pacific Iron Ore	769.8	21%	444.6	19%	361.0	19%
Other	123.4	3%	—		—	0%

Total revenues from product sales and services for reportable segments	$3,609.1	100%	$2,275.2	100%	$1,921.7	100%

Sales margin:
North American Iron Ore	$804.3		$397.9		$327.4
North American Coal	(46.4)		(31.7)		—
Asia Pacific Iron Ore	348.6		95.8		86.6
Other	53.2		—		—

Sales margin	1,159.7		462.0		414.0
Other operating expense	(220.8)		(80.4)		(48.3)
Other income (expense)	(222.6)		(0.9)		22.1

Income from continuing operations before income taxes, minority interest and equity loss from ventures	$716.3		$380.7		$387.8

Depreciation, depletion and amortization:
North American Iron Ore	$66.0		$40.7		$33.0
North American Coal	51.5		17.9		—
Asia Pacific Iron Ore	73.7		48.6		40.9
Other	9.9		—		—

Total depreciation and amortization	$201.1		$107.2		$73.9

Capital additions (1):
North American Iron Ore	$53.3		$64.4		$80.6
North American Coal	96.6		11.1		—
Asia Pacific Iron Ore	67.8		39.3		31.9
Other	14.9		120.3		—

Total capital additions	$232.6		$235.1		$112.5

Assets:
North American Iron Ore	$1,818.5		$968.9		$1,154.0
North American Coal	773.7		773.2		—
Asia Pacific Iron Ore	1,210.9		1,083.8		785.7
Other	308.0		249.9		—

Total assets	$4,111.1		$3,075.8		$1,939.7

(1)	Includes capital lease additions.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We have three customers which individually account for more than 10 percent of our consolidated product revenue. Total revenue from these customers represents approximately $1.6 billion, $1.1 billion, and $1.0 billion of our total consolidated product revenue in 2008, 2007 and 2006, respectively, and is attributable to our North American Iron Ore and North American Coal business segments.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)
	2008	2007	2006
Revenue (1)
United States	$1,617.0	$1,271.1	$1,100.0
China	774.2	419.9	367.4
Canada	573.6	382.0	377.2
Japan	263.4	135.7	74.4
Other countries	380.9	66.5	2.7

Total revenue	$3,609.1	$2,275.2	$1,921.7

Long-lived assets
Australia	$763.5	$691.6
United States	1,692.6	1,132.3

Total long-lived assets	$2,456.1	$1,823.9

(1)	Revenue is attributed to countries based on the location of the customer and includes both Product sales and services. The 2007 and 2006 amounts previously included Royalties and management fees of $14.5 million and $11.7 million, respectively.

NOTE 7 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $117.1 million and $130.8 million at December 31, 2008 and 2007, respectively. Payments in 2008 were $6.2 million compared with $9.2 million in 2007. The following is a summary of the obligations at December 31, 2008 and 2007:

	(In Millions)
	December 31,
	2008	2007
Environmental	$16.4	$12.3
Mine closure
LTVSMC	13.9	22.5
Operating mines:
North American Iron Ore	44.1	61.8
North American Coal	31.1	20.4
Asia Pacific Iron Ore	7.8	9.5
Other	3.8	4.3

Total mine closure	100.7	118.5

Total environmental and mine closure obligations	117.1	130.8
Less current portion	12.2	7.6

Long term environmental and mine closure obligations	$104.9	$123.2

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $16.4 million and $12.3 million at December 31, 2008 and 2007 respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued in accordance with SFAS 5. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

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

In August 2006, we sold our mortgage on the site to East Greenfield. East Greenfield acquired the mortgage for the assumption of all environmental obligations and a cash payment of $2.25 million. In addition, East Greenfield deposited $4.5 million into an escrow account to fund any remaining environmental clean-up activities and to purchase insurance coverage with a $5 million limit. In the third quarter of 2006, we reduced our environmental reserve related to this site by $2.7 million to reflect our reduced liability. Subsequently, in December 2006, the Company and five other PRPs entered an Administrative Settlement Agreement and AOC with the EPA to conduct a Remedial Investigation/Feasibility Study and to reimburse certain response costs incurred by the EPA. In January 2007, the PRP Group, including our Company, entered into an AOC to conduct a Remedial Investigation/Feasibility Study for the site, to include surface, subsurface and sediment sampling. The PRP Group has retained a consultant to conduct the site investigation. Following a series of meetings with the EPA and Wisconsin Department of Natural Resources, a work plan for the Remedial Investigation/Feasibility Study was drafted and submitted to the EPA. Comments on the draft were received in December 2007 with a final plan being approved by the EPA in 2008. Milwaukee Solvay’s work group authorized Burns and McDonnell to begin the implementation of the approved Remedial Investigation/Feasibility Study. Field activities began in the fall of 2008 and will continue into the spring of 2009. Upon completion of the field work the information will be used to develop any remedial activities determined by the results of the remedial investigation.

Cliffs Natural Resources Inc. and Subsidiaries

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

During 2006, the focus of the RTWG was on development of alternatives for remediation of the mine site. A draft of an alternatives study was reviewed with NDEP, the EPA and the Rio Tinto Trustees and the alternatives have essentially been reduced to the following: (1) tailings stabilization and long-term water treatment; and (2) removal of the tailings. As of December 31, 2008, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. In 2008, the RTWG parties met for formal mediation on two occasions to resolve differences over the allocation of any negotiated remedy. The mediation resulted in substantial progress, and the members of the RTWG are still negotiating an allocation. Additionally, the RTWG and RTAG met most recently in December 2008 to discuss appropriate terms for a global settlement based on the latest investigation results. While a global settlement has not been finalized, we expect an agreement will be reached in 2009. We have increased our reserve most recently in 2008 by $5.2 million to reflect revised cleanup estimates and cost allocation associated with our anticipated share of the eventual remediation costs based on a consideration of the various remedial measures and related cost estimates, which are currently under review. The expense was included in Selling, general and administrative expenses on the Statements of Consolidated Operations.

Kipling Furnace Site

In November 1991, the MDEQ notified us that it believed we were liable for contamination at the Kipling Furnace site in Kipling, Michigan and requested that we voluntarily undertake actions to remediate the site. We owned and operated a portion of the site from approximately 1902 through 1925 when we sold the property to CITGO Petroleum Company. CITGO, in turn, operated at the site, and thereafter, sold the northern portion of the site to a third party. This northern portion of the site was the location of the majority of our former operations. CITGO has been working formally with MDEQ to address the portions of the site impacted by CITGO’s operations on the property, which occurred between 1925 and 1986. CITGO submitted a remedial action plan in August 2003 to the MDEQ. However, the MDEQ subsequently rejected this remedial action plan as being inadequate.

We responded to the 1991 letter by performing a hydrogeological investigation at the site in 1996, with follow-up monitoring occurring in 1998 through 2003. We developed a proposed remedial action plan to address materials associated with our former operations at the site. We currently estimate the cost of implementing our proposed remedial action to be $0.3 million, which was previously provided for in our environmental reserve. We have not yet implemented the proposed remedial action plan.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Deer Lake

Deer Lake is a reservoir located near Ishpeming, Michigan that historically provided water storage for the Carp River Power Plant that was razed in 1972. Elevated concentrations of mercury in Deer Lake fish were noted in 1981. Three known sources of mercury to the lake were atmospheric deposition, historic use of mercury in gold amalgamation on the west side of the lake, and releases of mercury to the City of Ishpeming sewer system, including waste assay solutions from a laboratory operated by Cliffs. The State of Michigan filed suit in 1982 alleging that we had liability for the mercury releases. A Consent Agreement was entered in 1984 that required certain remediation and mitigation, which was performed, and by 2003 mercury concentrations in fish had declined significantly. Subsequently, we engaged in negotiations with the State to comprehensively and completely resolve our liability for mercury releases. An amendment to the Consent Agreement between the Company and the State was entered by the Court on November 7, 2006. The agreement provides for additional remedial measures, long-term maintenance and provisions for public access to various water bodies which we own or control. All 2008 activities outlined in the amended Consent Agreement were completed.

Northshore Air Permit Matters

On December 16, 2006, we submitted an administrative permit amendment application to the MPCA with respect to Northshore’s Title V operating permit. The proposed amendment requested the deletion of a 30-year old “control city” monitoring requirement which was used to assess the adequacy of air emission control equipment installed in the 1970s. We then received a letter dated February 23, 2007 from the MPCA notifying us that our proposed permit amendment had been denied. We appealed the denial to the Minnesota Court of Appeals. Oral arguments on our appeal were held on February 21, 2008. The court of appeals ruled in MPCA’s favor.

On July 28, 2008, MPCA issued a Notice of Violation, or NOV, to Northshore alleging violations related to the control city standard from March 2006 through October 2007. The NOV states that Northshore has been in compliance with MPCA’s interpretation of the standard since October 2007, but requires corrective actions relating to operating and maintaining treatment and control facilities to remain in compliance. Subsequent to the court of appeals’ ruling, Northshore filed a major permit amendment on August 28, 2008. On November 25, 2008, in response to the proposed amendment, MCPA issued an order declaring that Northshore’s request to remove the control city standard from its permit constitutes a “project” for which an Environmental Assessment Worksheet, or EAW, must be completed. MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.

In October 2008, Northshore received the final results of a peer-reviewed study, which concluded that there are no significant health effects related to fibers from Northshore.

Northshore filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court, which is currently pending. If either our appeal is unsuccessful or if we are unable to negotiate an acceptable compliance schedule, Northshore could be subject to future enforcement actions with respect to its Title V operating permit if we are unable to meet the permit requirements as interpreted by MPCA.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additionally, as part of Northshore’s permitting of the restart of Furnace 5, Northshore is required to certify compliance with air emission standards within 180 days of operation. During the scheduled compliance testing for Furnace 5, Northshore experienced abnormal operating difficulties and was thereby unable to certify compliance. Northshore received a Notice of Noncompliance from MPCA on December 18, 2008 indicating it considers the facility out of compliance with the testing schedule and reserves the right to enforcement, while asking for additional explanation as to the related causes. Due to changes in market demand, Furnace 5 has been idled. Northshore expects that upon restart it will demonstrate compliance with the required limits and will perform retesting as soon as Furnace 5 returns to normal operating conditions. Accordingly, at that time, Northshore will take appropriate steps to establish compliance with MPCA.

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

Koolyanobbing Operations

In May 2007, the WAEPA released a report outlining the recommendations for a significant extension of the conservation estate in the area of the Koolyanobbing mining operations. The report recommended the conversion of much of the area to Class A conservation reserve. Some of the proposed A class reserves overlap with mining tenements granted to Portman (the “Overlapping Areas”).

The WAEPA study has been submitted to the Minister for the Environment and Heritage. The report represents the view of the WAEPA and neither creates an obligation on the government to act nor affects the rights of Portman to operate under existing approvals. We continue to communicate with the government and the environmental agencies in a manner that indicates a willingness to work with all parties to achieve a sustainable outcome for conservation and resource development in the region.

Portman originally received governmental approval to mine in the Overlapping Areas in June 2003. Since that time, we have met applicable environmental requirements. Although we are currently reviewing the study and the effects of the designation of the Overlapping Areas as A class reserves, such categorization may have a material effect on our operations. In late 2008 there was a change of government at the state level, and it is unknown at this time whether the Minister for the Environment and Heritage will accept the recommendations of the WAEPA. If the recommendations of the WAEPA are accepted, we will challenge any such decision.

Mine Closure

Our mine closure obligation of $100.7 million and $118.5 million at December 31, 2008 and 2007, respectively, includes our four consolidated North American operating iron ore mines, our two consolidated North American operating coal mining complexes, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

Management periodically performs an assessment of the obligation, most recently in the fourth quarter of 2008, to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. As a result of this assessment, the LTVSMC closure was decreased to $13.9 million at December 31, 2008 from $22.5 million at December 31, 2007. The decrease was attributable to a decline in the estimated future cash flows of $5.2 million combined with payments of $3.4 million made during the year.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2008, we performed a detailed assessment of our asset retirement obligations related to our active mining locations in accordance with our Company’s accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. As a result of this assessment, the accrued closure obligation for our active mining operations decreased from $96.0 million at December 31, 2007 to $86.8 million at December 31, 2008. The liability provides for contractual and legal obligations associated with the eventual closure of the mining operations. We determined the obligations based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), escalated at an assumed 3.5 percent rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate based on the corresponding life of mine. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The $9.2 million decrease in the liability is primarily attributable to an increase in the life of mine at Empire and the resulting impact on future estimated cash flows. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the years ended December 31, 2008 and 2007:

	(In Millions)
	December 31,
	2008	2007
Asset retirement obligation at beginning of period	$96.0	$62.7
Accretion expense	7.3	6.6
PinnOak acquisition	—	19.9
Sonoma investment	—	4.3
Reclassification adjustments	1.0	1.1
Exchange rate changes	(3.1)	0.9
Revision in estimated cash flows	(14.4)	0.5

Asset retirement obligation at end of period	$86.8	$96.0

NOTE 8 — LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $20.8 million, $14.7 million and $14.2 million in 2008, 2007 and 2006, respectively. Capital leases were $73.9 million and $68.2 million at December 31, 2008 and 2007, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $18.3 million and $15.2 million at December 31, 2008 and 2007, respectively. Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2008 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2009	$11.6	$26.3
2010	10.6	24.6
2011	10.3	20.3
2012	10.0	15.4
2013	8.9	15.5
2014 and thereafter	31.3	32.9

Total minimum lease payments	82.7	$135.0

Amounts representing interest	20.4

Present value of net minimum lease payments	$62.3

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total minimum capital lease payments of $82.7 million include $5.2 million and $77.5 million, for our North American Iron Ore segment and Asia Pacific Iron Ore segment, respectively. Total minimum operating lease payments of $135.0 million include $124.9 million for our North American Iron Ore segment, $9.9 million for our Asia Pacific Iron Ore segment, and $0.2 million for our North American Coal segment.

NOTE 9 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans to most employees in our North American Iron Ore operations as part of a total compensation and benefits program. Employees of the North American Coal segment receive similar benefits as our North American Iron Ore operations, except for defined benefit plans. We do not have employee retirement benefit obligations at our Asia Pacific operations.

The defined benefit pension plans are largely noncontributory and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula. On September 12, 2006, the Company’s Board of Directors approved modifications to the pension benefits provided to salaried participants. The modifications retroactively reinstated the final average pay benefit formula (previously terminated and replaced with a cash balance formula in July 2003) to allow for additional accruals through June 30, 2008 or the continuation of benefits under an improved cash balance formula, whichever is greater. The change increased the PBO by $15.1 million and pension expense by $1.1 million in 2006. On October 6, 2008, the USW ratified a new four-year labor contract, which replaces the labor agreement that expired on September 1, 2008. The new agreement covers approximately 2,300 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota. The changes enhanced the minimum pension formula by increasing the benefit dollar multipliers and renewed the lump sum special payments for certain employees retiring in the near future. The changes also included renewal of payments to surviving spouses of certain retirees. The result of the changes is an increase of $5.6 million in PBO and $1.8 million in 2008 pension expense.

In addition, we currently provide various levels of retirement health care and OPEB to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements, and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. There is an annual limit on our cost for medical coverage under the U.S. salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which retiree’s benefits commence. For participants at our Northshore operation, the annual limit ranges from $4,020 to $4,500 for coverage prior to age 65, and equals $2,000 for coverage after age 65. Covered participants pay an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. For Northshore participants, the minimum participant cost is a fixed dollar amount. We do not provide OPEB for most U.S. salaried employees hired after January 1, 1993. OPEB are provided through programs administered by insurance companies whose charges are based on benefits paid.

Our North American Coal segment is required under an agreement with the UMWA to pay amounts into the UMWA pension trusts based principally on hours worked by UMWA-represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. The Plan provides healthcare insurance to orphan UMWA retirees who are not eligible to participate in the Combined Fund or the 1992 Benefit Fund or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business. Contributions to the Trust are at a rate of $5.27 in 2008 and $4.00 in 2007 per hour worked and amounted to $9.8 million in 2008 and $2.6 million for the five-month period in 2007 after the PinnOak acquisition.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pursuant to the four-year labor agreements reached with the USW for U.S. employees, effective January 1, 2009, negotiated plan changes removed the cap on our share of future bargaining unit retirees’ healthcare premiums and provided a maximum on the amount retirees will contribute for health care benefits during the term of the agreement. The agreements also provide that we and our partners fund an estimated $90 million into bargaining unit pension plans and VEBAs during the term of the contracts.

In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004, and for periods thereafter reflect amounts associated with the subsidy. As a result, OPEB expense for 2008, 2007 and 2006 reflect estimated cost reductions of $2.8 million, $2.5 million and $3.0 million, respectively. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in 2004. The following table summarizes the annual costs related to the retirement plans for 2008, 2007 and 2006:

	(In Millions)
	2008	2007	2006
Defined benefit pension plans	$20.3	$17.4	$23.0
Defined contribution pension plans	7.2	5.1	4.6
Other postretirement benefits	8.6	4.5	9.8

Total	$36.1	$27.0	$37.4

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables and information provide additional disclosures for our consolidated plans.

Obligations and Funded Status

The following tables and information provide additional disclosures for the years ended December 31, 2008 and 2007:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2008	2007	2008	2007
Benefit obligations — beginning of year	$680.8	$706.7	$252.7	$272.2
Service cost (excluding expenses)	12.6	11.4	3.4	2.1
Interest cost	41.4	38.9	16.3	14.5
Plan amendments	6.7	—	33.7	—
Actuarial loss (gain)	11.7	(29.8)	16.2	(28.0)
Benefits paid	(46.6)	(46.4)	(19.7)	(22.4)
Participant contributions	—	—	3.6	3.3
Federal subsidy on benefits paid	—	—	1.2	1.2
Acquisitions	—	—	—	9.8

Benefit obligations — end of year	$706.6	$680.8	$307.4	$252.7

Change in plan assets:
Fair value of plan assets — beginning of year	$596.3	$568.7	$126.7	$114.9
Actual return on plan assets	(118.2)	41.5	(39.8)	6.7
Employer contributions	24.9	32.5	4.8	5.2
Asset transfers	(0.4)	—	—	—
Benefits paid	(46.6)	(46.4)	(0.1)	(0.1)

Fair value of plan assets — end of year	$456.0	$596.3	$91.6	$126.7

Funded status at December 31:
Fair value of plan assets	$456.0	$596.3	$91.6	$126.7
Benefit obligations	(706.6)	(680.8)	(307.4)	(252.7)

Funded status (plan assets less benefit obligations)	$(250.6)	$(84.5)	$(215.8)	$(126.0)

Amount recognized at December 31	$(250.6)	$(84.5)	$(215.8)	$(126.0)

Amounts recognized in Statements of Financial Position:
Noncurrent assets	$—	$6.7	$—	$—
Current liabilities	(0.5)	(1.5)	(17.9)	(11.2)
Noncurrent liabilities	(250.1)	(89.7)	(197.9)	(114.8)

Net amount recognized	$(250.6)	$(84.5)	$(215.8)	$(126.0)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$327.8	$160.0	$131.3	$70.8
Prior service (credit) cost	25.2	22.4	15.3	(22.2)
Transition asset	—	—	(12.1)	(15.1)

Net amount recognized	$353.0	$182.4	$134.5	$33.5

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009:
Net actuarial loss	$26.6		$10.3
Prior service cost	3.9		1.8
Transition asset	—		(3.0)

Net amount recognized	$30.5		$9.1

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	(In Millions)
	2008
	Pension Plans					Other Postretirement Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$178.2	$277.6	$0.2	$—	$456.0	$—	$91.6	$91.6
Benefit obligation	(250.4)	(449.2)	(2.0)	(5.0)	(706.6)	(52.4)	(255.0)	(307.4)
Funded status	$(72.2)	$(171.6)	$(1.8)	$(5.0)	$(250.6)	$(52.4)	$(163.4)	$(215.8)

	2007
	Pension Plans					Other Postretirement Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$253.4	$342.8	$0.1	$—	$596.3	$—	$126.7	$126.7
Benefit obligation	(243.4)	(430.6)	(1.6)	(5.2)	(680.8)	(54.8)	(197.9)	(252.7)
Funded status	$10.0	$(87.8)	$(1.5)	$(5.2)	$(84.5)	$(54.8)	$(71.2)	$(126.0)

The accumulated benefit obligation for all defined benefit pension plans was $693.2 million and $657.6 million at December 31, 2008 and 2007, respectively.

Recent deterioration in the securities markets has negatively impacted the value of the assets included in our defined benefit pension plans and postretirement welfare plans based upon the value of our plan assets and obligations at December 31, 2008. The decline in fair value of our plan assets, combined with negotiated plan changes, has resulted in increased total estimated pension and OPEB costs for 2009 of $71.5 million as compared to total benefit costs of $28.9 million in 2008. Further, the decline in fair value has resulted in estimated cash contributions for 2009 of $67.4 million in accordance with our current funding strategy, which is $22.8 million higher than our 2008 funding.

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$12.6	$11.4	$10.1	$3.4	$2.1	$2.2
Interest cost	41.4	38.9	38.2	16.3	14.5	14.8
Expected return on plan assets	(48.3)	(47.1)	(42.6)	(10.4)	(10.1)	(8.2)
Amortization:
Net (asset)	—	—	(2.1)	(3.0)	(3.0)	(3.0)
Prior service costs (credits)	4.0	3.8	2.8	(3.8)	(5.6)	(5.6)
Net actuarial loss	10.6	10.4	16.6	6.1	6.5	9.6

Net periodic benefit cost	$20.3	$17.4	$23.0	$8.6	$4.4	$9.8
Current year actuarial (gain)/loss	178.2	(24.0)	N/A	66.6	(24.5)	N/A
Amortization of net (loss)	(10.6)	(10.4)	N/A	(6.1)	(6.5)	N/A
Current year prior service cost	6.7	—	N/A	33.7	—	N/A
Amortization of prior service (cost) credit	(4.0)	(3.8)	N/A	3.8	5.6	N/A
Amortization of transition asset	—	—	N/A	3.0	3.0	N/A

Total recognized in other comprehensive income	$170.3	$(38.2)	N/A	$101.0	$(22.4)	N/A

Total recognized in net periodic cost and other comprehensive income	$190.6	$(20.8)	N/A	$109.6	$(18.0)	N/A

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additional Information

	(In Millions)
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Effect of change in mine ownership & minority interest	$50.4	$45.8	$47.0	$8.6	$5.4	$7.1
Actual return on plan assets	(118.2)	41.5	60.3	(39.8)	6.6	12.8

Assumptions

Our 2008 discount rate of 6.00 percent remained consistent with 2007. The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of approximately 300 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 5.99 percent to 6.08 percent for our plans. Based upon these results, we selected a December 31, 2008 discount rate of 6.00 percent for our plans.

Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.00	4.13	4.00	4.50

Weighted-average assumptions used to determine net benefit cost for the years 2008, 2007 and 2006 were:

	Pension Benefits					Other Benefits
	2008		2007	2006		2008	2007	2006
Discount rate	6.00/7.00	%(1)	5.75%	5.50/5.75	%(2)	6.00%	5.75%	5.50%
Expected return on plan assets	8.50		8.50	8.50		8.50	8.50	8.50
Rate of compensation increase	4.13		4.16	4.12		4.50	4.50	4.50

(1)	The 2008 fiscal year SFAS 87 expense was re-measured on October 7, 2008 at 7.00 percent to recognize benefit improvements for hourly employees due to union negotiations.

(2)	The 2006 fiscal year SFAS 87 expense was re-measured on September 12, 2006 at 5.75 percent to recognize benefit improvements for salaried participants.

Assumed health care cost trend rates at December 31 were:

	2008	2007
Health care cost trend rate assumed for next year	6.50%	7.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$2.9	$(2.3)
Effect on postretirement benefit obligation	32.1	(26.3)

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The returns and risks associated with alternative investment strategies in relation to the current and projected liabilities of the various pension and VEBA plans are reviewed regularly to determine appropriate asset allocation strategies for each plan.

Pension

The pension plan asset allocation at December 31, 2008, and 2007, and the target allocation for 2009 are as follows:

Asset Category	2009 Target Allocation	Percentage of Plan Assets at December 31,
		2008	2007
Equity securities	46.0%	43.2%	53.0%
Debt securities	35.0	36.3	32.6
Real estate	4.0	5.2	4.2
Hedge funds	15.0	15.2	10.1
Cash	—	0.1	0.1

Total	100.0%	100.0%	100.0%

	(In Millions) Assets at December 31,
Asset Category	2008	2007
Equity securities	$197.2	$315.8
Debt securities	165.4	194.0
Real estate	23.5	25.3
Hedge funds	69.2	60.4
Cash	0.7	0.8

Total	$456.0	$596.3

The expected return on plan assets represents the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of benefit plan expenses.

VEBA

Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The other benefit plan asset allocation at December 31, 2008, and 2007, and target allocation for 2009 are as follows:

Asset Category	2009 Target Allocation	Percentage of Plan Assets at December 31,
		2008	2007
Equity securities	49.9%	48.4%	58.8%
Debt securities	35.2	36.6	36.0
Hedge funds	14.9	14.8	5.0
Cash	—	0.2	0.2

Total	100.0%	100.0%	100.0%

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	(In Millions) Assets at December 31,
Asset Category	2008	2007
Equity securities	$44.3	$74.5
Debt securities	33.5	45.6
Hedge funds	13.6	6.4
Cash	0.2	0.2

Total	$91.6	$126.7

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

	(In Millions)
		Other Benefits
Company Contributions	Pension Benefits	VEBA	Direct Payments	Total

2007	$32.5	$5.2	$17.8	$23.0
2008	24.9	4.8	14.9	19.7
2009 (Expected)*	32.1	17.4	17.9	35.3

*	Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded (no VEBA trusts are 70 percent funded at December 31, 2008).

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.

Contributions by participants to the other benefit plans were $3.6 million and $3.3 million for years ended December 31, 2008 and 2007, respectively.

We are currently considering various options for the amount to be contributed to the pension plans during 2009. The amounts shown are subject to modification based upon finalization of our funding strategy.

Estimated Cost for 2009

For 2009, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$48.3
Defined contribution plans	7.5
Other postretirement benefits	23.2

Total	$79.0

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Estimated Company Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2009	$50.9	$19.1	$1.2	$17.9
2010	53.8	20.1	1.1	19.0
2011	53.0	21.2	1.1	20.1
2012	57.5	22.1	1.2	20.9
2013	55.1	22.6	1.3	21.3
2014-2018	296.4	124.0	8.1	115.9

Other Potential Benefit Obligations

While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions) December 31, 2008
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$456.0	$91.6
Benefit obligation	706.6	307.4

Underfunded status of plan	$(250.6)	$(215.8)

Additional shutdown and early retirement benefits	$62.1	$23.4

NOTE 10 — INCOME TAXES

Income from continuing operations before income taxes and minority interest includes the following components:

	(In Millions)
	2008	2007	2006
United States	$566.6	$312.3	$304.9
Foreign	149.7	68.4	82.9

	$716.3	$380.7	$387.8

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes on continuing operations consist of the following:

	(In Millions)
	2008	2007	2006
Current provision:
United States federal	$151.4	$67.7	$59.0
United States state & local	3.7	1.0	2.1
Foreign	77.6	48.5	34.6

	232.7	117.2	95.7
Deferred provision (benefit):
United States federal	(54.1)	(12.7)	10.4
United States state & local	(4.1)	(2.9)	(0.5)
Foreign	(30.3)	(17.5)	(14.7)

	(88.5)	(33.1)	(4.8)

Total provision on continuing operations	$144.2	$84.1	$90.9

Reconciliation of our income tax attributable to continuing operations computed at the United States federal statutory rate is as follows:

	(In Millions)
	2008	2007	2006
Tax at U.S. statutory rate of 35 percent	$250.6	$133.3	$135.7
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(101.1)	(46.9)	(32.7)
Tax effect of foreign operations	(6.5)	(6.6)	(8.6)
State taxes, net	(0.7)	(2.4)	1.6
Manufacturer’s deduction	(6.9)	(4.3)	(1.2)
Valuation allowance	(0.8)	13.0	—
Other items—net	9.6	(2.0)	(3.9)

Income tax expense	$144.2	$84.1	$90.9

The 2008 effective tax rate of 20.1 percent reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside of the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2008	2007	2006
Discontinued operations	$—	$0.2	$0.2
Other comprehensive (income) loss:
Minimum pension/OPEB liability	(99.8)	20.1	9.7
Mark-to-market adjustments	(1.4)	7.1	6.9

	(101.2)	27.2	16.6
Cumulative effect of implementing SFAS 158	—	—	(60.4)
Paid in capital—stock based compensation	(3.5)	(4.3)	1.4

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	(In Millions)
	2008	2007
Deferred tax assets:
Pensions	$114.8	$48.6
Postretirement benefits other than pensions	77.9	38.5
Alternative minimum tax credit carryforwards	67.6	20.4
Capital loss carryforwards	—	13.2
Development	15.1	13.6
Asset retirement obligations	22.8	18.4
Operating loss carryforwards	11.1	13.4
Product inventories	31.6	10.6
Contingent purchase price	—	43.7
Properties	39.4	—
Financial Derivatives	33.5	—
Other liabilities	75.5	49.1

Total deferred tax assets before valuation allowance	489.3	269.5
Deferred tax asset valuation allowance	17.6	26.3

Net deferred tax assets	471.7	243.2
Deferred tax liabilities:
Properties	86.7	257.0
Investment in ventures	102.6	99.4
FIN 48	14.1	0.2
Other assets	32.6	16.8

Total deferred tax liabilities	236.0	373.4

Net deferred tax assets (liabilities)	$235.7	$(130.2)

The total net deferred tax liability of $130.2 at December 31, 2007 changed to a total net deferred tax asset of $235.7 at December 31, 2008. This change in balance is primarily attributable to the increase in deferred tax assets related to financial derivatives, pension and postretirement benefits, as well as the acquisition of the remaining minority shares of Portman during the quarter that provided for an adjustment to the historic tax basis of Portman’s assets to approximate the price paid for the shares.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The deferred tax amounts are classified on the Statements of Consolidated Financial Position as current or long-term in accordance with the asset or liability to which they relate. Following is a summary:

	(In Millions)
	2008	2007
Deferred tax assets:
United States
Current	$28.0	$17.3
Long-term	178.2	42.1

Total United States	206.2	59.4
Foreign
Current	23.8	0.6
Long-term	73.0	—

Total deferred tax assets	303.0	60.0
Deferred tax liabilities:
Foreign
Current	—	2.6
Long-term	67.3	187.6

Total deferred tax liabilities	67.3	190.2

Net deferred tax assets (liabilities)	$235.7	$(130.2)

At December 31, 2008 and 2007, we had $67.6 million and $20.4 million, respectively, of deferred tax assets related to United States alternative minimum tax credits that can be carried forward indefinitely.

We had United States state and foreign net operating losses of $85.4 million and $38.9 million, respectively, at December 31, 2008. The state net operating losses will begin to expire in 2022, and the foreign net operating loss can be carried forward indefinitely. The tax benefit related to the foreign net operating loss carryforward is $11.1 million.

Gross deferred tax assets as of December 31, 2008 and 2007 have been reduced by $17.6 million and $26.3 million, respectively, to amounts that are considered more-likely-than-not to be realized. At December 31, 2008 our valuation allowance maintained against certain gross deferred tax assets decreased by $8.7 million, which primarily includes a provision of $17.6 million and a release of $26.3 million related to the utilization of Australian net operating losses and the write-off of the deferred tax asset related to Australian capital losses. Of the $26.3 million, $13.2 million was reflected through goodwill.

At December 31, 2008, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $195.7 million. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

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

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2008	2007
Unrecognized tax benefits balance as of January 1	$15.2	$12.3
Increases for tax positions in prior years	19.9	2.9
Increases for tax positions in current year	24.9	—
Increase (decrease) due to foreign exchange	(1.6)	—
Settlements	(4.7)	—
Lapses in statutes of limitations	—	—

Unrecognized tax benefits balance as of December 31	$53.7	$15.2

At December 31, 2008 and 2007, we had $53.7 million and $15.2 million, respectively, of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position. If the $53.7 million were recognized, $50.7 million would impact the effective tax rate. It is reasonably possible that unrecognized tax benefits will significantly decrease within the next 12 months as a result of settlement of an audit. An estimate of the range of the possible change cannot be reasonably determined at this time. We recognized potential accrued interest and penalties of $5.8 million related to unrecognized tax benefits in income tax expense in 2008. At December 31, 2008 and 2007, we had $11.6 million and $11.0 million, respectively, of accrued interest related to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2003 and forward for the United States, 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to financial instruments. We have deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. Items that are recognized or disclosed at fair value for which we have not applied the provisions of SFAS 157 include asset retirement obligations, guarantees and certain other items. No transition adjustment was necessary as of January 1, 2008 upon the adoption of SFAS 157. We have also applied the provisions of FSP FAS 157-3 in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157.

The following represents the financial assets and liabilities of the Company measured at fair value on a recurring basis in accordance with SFAS 157 at December 31, 2008:

	(In Millions)
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$40.4	$—	$—	$40.4
Derivative assets	—	—	76.6	76.6
Marketable securities	10.9	0.3	—	11.2
Foreign exchange contracts	—	0.9	—	0.9

Total	$51.3	$1.2	$76.6	$129.1

Liabilities:
Interest rate swap	$—	$2.6	$—	$2.6
Foreign exchange contracts	—	111.8	—	111.8
Derivative liabilities	—	—	114.2	114.2

Total	$—	$114.4	$114.2	$228.6

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial assets classified in Level 1 at December 31, 2008 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At December 31, 2008, such derivative financial instruments include substantially all of our foreign exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and foreign exchange hedge contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates, creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The derivative financial asset classified within Level 3 is an embedded derivative instrument included in certain supply agreements with one of our customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and record this provision at fair value, based on an income approach when the product is consumed and the amounts are settled, as an adjustment to revenue. The fair value of the instrument is determined based on a future price of the average hot rolled steel price at certain steelmaking facilities and other inflationary indices, and takes into consideration current market conditions and nonperformance risk.

The derivative financial liabilities classified within Level 3 are comprised of two instruments. One of the instruments is a derivative included in the purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite. The agreement contains a penalty provision in the event the 1.2 million tons of pellets, included as part of the purchase consideration, are not delivered by a specified date. The derivative instrument associated with the undelivered pellets is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period, using a market approach, until the pellets are delivered and the amounts are settled. The fair value of the instrument is determined based on the remaining amount of tons to be delivered, the percentage of estimated iron units and the current Eastern Canadian pellet price per iron unit, and also takes into consideration current market conditions and other risks, including nonperformance risk.

Level 3 derivative liabilities also include freestanding derivatives related to certain supply agreements primarily with our Asia Pacific customers that provide for discounts on December 2008 shipments based on the ultimate settlement of the 2009 international benchmark pricing provisions. The discount provisions are characterized as freestanding derivatives and are required to be accounted for separately once the iron ore is shipped. The derivative instrument, which is settled and billed once the 2009 international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the 2009 annual international benchmark price and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis in accordance with SFAS 157 at December 31, 2008.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	(In Millions)
	December 31, 2008
	Derivative Assets	Derivative Liabilities
Beginning balance—January 1, 2008	$53.8	$—
Total gains (losses)
Included in earnings	386.0	(50.6)
Included in other comprehensive income	—	—
Settlements	(363.2)	(24.2)
Transfers in (out) of Level 3	—	189.0

Ending balance—December 31, 2008	$76.6	$114.2

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at December 31, 2008	$225.5	$(50.6)

Gains included in earnings are reported in Product revenue on the Statement of Consolidated Operations for the year ended December 31, 2008.

With respect to changes in Level 3 financial instruments, transfers in during 2008 included the derivative instrument included in the purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite and the discount pricing provisions on December 2008 shipments related to certain supply agreements with our Asia Pacific Iron Ore customers. In addition, we had freestanding derivatives related to certain supply agreements primarily with our Asia Pacific customers that provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the annual international benchmark price. We recognized $160.6 million as Product revenues on the Statement of Consolidated Operations for the year ended December 31, 2008, related to the 2008 pricing provisions. The derivative instrument was settled during the second quarter of 2008 upon settlement of annual international benchmark prices, and is therefore not reflected on the Statement of Consolidated Financial Position at December 31, 2008.

The carrying amount and fair value of our long-term receivables and long-term debt at December 31, 2008 and 2007 were as follows:

	(In Millions)
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables (1)	$43.4	$46.3	$50.0	$61.4

Long-term debt:
Senior notes	$325.0	$277.9	$—	$—
Term loan	200.0	200.0	200.0	200.0
Revolving loan	—	—	240.0	240.0
Customer borrowings	5.4	5.2	6.2	5.7

Total long-term debt	$530.4	$483.1	$446.2	$445.7

(1)	Includes currrent portion.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of the long-term receivable from ArcelorMittal USA of $46.1 million and $60.9 million at December 31, 2008 and 2007, respectively, is based on a discount rate of 10 percent, which represents the estimated credit-adjusted risk-free interest rate at December 31, 2008 for the period the receivable is outstanding. Asia Pacific Iron Ore has a non-interest bearing rail credit receivable of $0.2 million and $0.5 million at December 31, 2008 and 2007, respectively.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 5 — DEBT AND CREDIT FACILITIES.

NOTE 12 — STOCK COMPENSATION PLANS

Nonemployee Directors

The Directors’ Plan was amended in 2001 to authorize us to issue up to 800,000 common shares to Nonemployee Directors. The Directors’ Plan provides for Director Share Ownership Guidelines (“Guidelines”). A Director is required by the end of a four-year period to own either (i) a total of at least 8,000 common shares, or (ii) hold common shares with a market value of at least $100,000. If the Nonemployee Director does not meet the Guidelines assessed December 1, annually, the Nonemployee Director must take a portion of the annual retainer in common shares (“Required Retainer”) until such time the Nonemployee Director reaches the Guidelines. Once the Nonemployee Director meets the Guidelines, the Nonemployee Director may elect to receive the Required Retainer in cash. Prior to May 1, 2008, Nonemployee Directors not meeting the Guidelines had to take $15,000 of the annual retainer of $32,500 in common shares. Effective May 1, 2008, Nonemployee Directors not meeting the Guidelines must take $20,000 of the annual retainer of $50,000 in common shares.

In order to help Nonemployee Directors achieve their Guidelines, the Directors’ Plan also provides for an Annual Equity Grant (“Equity Grant”). The Equity Grant is awarded at our Annual Meeting each year to all Nonemployee Directors elected or re-elected by the shareholders. The value of the Equity Grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our Annual Meeting Date is divided into the Equity Grant to determine the number of restricted shares awarded. Prior to May 1, 2008, Nonemployee Directors received an annual retainer fee of $32,500 and an annual equity award of $32,500. Effective May 1, 2008, the annual retainer fee and annual equity awards for independent directors were increased to $50,000 and $75,000, respectively. A Director may elect to defer the Equity Grant into the Nonemployee Directors’ Deferred Compensation Plan (“Compensation Plan”). A Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.

For the last three years, restricted Equity Grant shares have been awarded to elected or re-elected Directors as follows:

Date of Grant	Restricted Equity Grant Shares	Deferred Equity Grant Shares
May 8, 2006	9,156	1,308
July 27, 2007	7,488	936
May 13, 2008	4,824	804

The Directors’ Plan offers the Nonemployee Director the opportunity to defer all or a portion of the Annual Directors’ Retainer fees, Chair retainers, meeting fees, and the Equity Grant into the Compensation Plan.

Employees’ Plans

On July 27, 2007, shareholders of the Company adopted the 2007 ICE Plan, resulting in the discontinuation of the previous 1992 ICE Plan, as amended in 1999 effective as of March 13, 2007 and will expire on March 13, 2013. The 2007 ICE Plan authorizes up to 4,000,000 of our common shares to be issued as stock options, SAR’s, restricted shares, restricted share units, retention units, deferred shares, and performance shares or performance units. Any of the foregoing awards may be made subject to attainment of performance goals over a performance

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

period of one or more years. Each stock option and SAR will reduce the common shares available under the 2007 ICE Plan by one common share. Each other award will reduce the common shares available under the 2007 ICE Plan by two common shares. No participant in any fiscal year can be granted in the aggregate of a number of Shares having a Fair Market Value on the Date of Grant equal to more than $5 million. The performance shares are intended to meet the requirements of Internal Revenue code section 162(m) for deduction while the retention units are not.

The adoption of the 2007 ICE Plan also resulted in the discontinuation of other various incentive and long-term compensation programs maintained under the 1992 ICE Plan. All outstanding grants made under the 1992 ICE Plan prior to July 27, 2007 continue in effect in accordance with their terms of the existing incentive plans until vested or expired.

We issued the following amounts of restricted stock and restricted stock units with a three-year vesting period during the last three years out of the respective plans as follows:

Year of Grant	1992 ICE Plan	2007 ICE Plan
2006	313,364	—
2007	10,000	145,500
2008	—	56,670

There were no options issued in 2008, 2007 or 2006.

We recorded other stock-based compensation expense of $22.5 million in 2008, $12.4 million in 2007, and $10.3 million in 2006, primarily in Selling, general and administrative expenses on the Statements of Consolidated Operations.

Our other stock-based compensation expense is comprised of performance shares, including retention units, and restricted stock. Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding	Forfeitures (1)	Grant Date	Performance Period
2008	143,532	15,948	March 10, 2008	1/1/2008-12/31/2010
2008	350	—	August 29, 2008	1/1/2008-12/31/2010
2007	3,740	—	October 1, 2007	1/1/2007-12/31/2009
2007	215,112	53,778	July 27, 2007	1/1/2007-12/31/2009
2006	13,600	—	December 11, 2006	1/1/2006-12/31/2008
2006	28,220	—	September 1, 2006	1/1/2006-12/31/2008
2006	136,627	49,333	May 8, 2006	1/1/2006-12/31/2008
2006	21,492	173	September 1, 2006	1/1/2006-12/31/2008

(1)	The 2008, 2007 and 2006 Plans are based on assumed forfeitures.

On March 10, 2008, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan for the performance period 2008-2010. The grant consisted of 75 percent in performance shares and 25 percent in restricted share units. The grant included a total of 216,000 performance shares and restricted share units.

For all three outstanding plan year agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The restricted share units are subject to continued

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee in its discretion. The performance shares granted under the ICE Plan vest over a period of three years and measure performance on the basis of two factors, 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow. For the 2008, 2007 and 2006 plan year agreements, the TSR calculated payout may be reduced by up to 50 percent in the event that the Company’s pre-tax RONA for the incentive period falls below 12 percent. The final payout for all three plan year agreements vary from zero to 150 percent of the performance shares awarded.

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

The first change approved by the Committee relates to the calculation of TSR relative to the companies in our peer group. Under the plan modification, if any of the companies in the peer group are removed because the company has ceased to be publicly traded or has experienced a major restructuring by reason of a Chapter 11 filing or a spin-off of more than 50 percent of any such company’s assets, the calculation will be based upon the greater of (1) TSR based only on the remaining companies in the original peer group or (2) TSR based on the remaining companies in the original peer group plus the addition of the Standard & Poor’s Metals and Minerals Exchange Traded Fund.

The second change approved by the Committee is in relation to the 2006 performance share plan year and relates to the method of evaluating performance during the applicable period. The Committee had previously adopted a new methodology under the 2007 ICE Plan for the calculation of TSR based on the Cumulative Method (where the calculation of TSR is based on the cumulative TSR between the start and the end of the performance period). Prior to this change, TSR was based on the Quarterly Method (where the calculation of TSR is based on a cumulative quarter-by-quarter basis), which effectively weighted the early quarters in the period more heavily than later quarters. Executive officers were given a choice as to which of these methods would apply to their grants of Performance Shares made in 2005 (for the 2005-2007 performance period) and 2006 (for the 2006-2008 performance period). On May 12, 2008, the Committee determined that payouts with respect to the 2006-2008 performance period would be based on the Cumulative Method unless the payout would be greater under the Quarterly Method, in which case the Quarterly Method would be used for those payouts. As a result of these modifications, we recorded additional stock-based compensation expense of $9.5 million in Selling, general and administrative expenses on the Statement of Consolidated Operations for the year ended December 31, 2008.

On August 11, 2008, the Committee of the Board of Directors approved an amendment to our 2007 ICE Plan. The amendment was adopted to amend the definition of a “Change in Control” in the plan to ensure that performance shares and retention units awarded in 2007 and 2008, under the plan, will not be earned as a result of the consummation of a merger or similar transaction. The amendment was made because the Committee was of the view that, at the time that it approved the plan in 2007, it did not intend for awards under the plan to become earned in connection with transactions such as a merger. This modification did not result in any significant changes to the valuation of the awards granted under the plan.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Impact of the Adoption of SFAS 123(R)

We adopted the fair value recognition provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective transition method. Under existing restricted stock plans awarded prior to January 1, 2006, we continue to recognize compensation cost for awards to retiree-eligible employees without substantive forfeiture risk over the nominal vesting period. This recognition method differs from the requirements for immediate recognition for awards granted with similar provisions after the January 1, 2006 adoption of SFAS 123(R). The following table summarizes the share-based compensation expense that we recorded for continuing operations in accordance with SFAS 123(R) for 2008, 2007 and 2006:

	(In Millions, except EPS)
	2008	2007	2006
Cost of goods sold	$2.1	$0.4	$0.6
Selling, general and administrative expense	20.4	12.0	9.7
Reduction of operating income from continuing operations before income taxes and minority interest	22.5	12.4	10.3
Income tax benefit	(7.9)	(4.3)	(3.6)

Reduction of net income	$14.6	$8.1	$6.7

Reduction of earnings per share:
Basic	$0.14	$0.10	$0.08

Diluted	$0.13	$0.08	$0.06

Prior to the adoption of SFAS 123(R), we presented all tax benefits for actual deductions in excess of compensation expense as operating cash flows on our Statements of Consolidated Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense to be classified as financing cash flows. Accordingly, we classified $3.5 million, $4.3 million and $1.2 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The expected term of the grant represents the time from the grant date to the end of the service period for each of the three plan year agreements. We estimated the volatility of our common stock and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.

The following assumptions were utilized to estimate the fair value for the 2008 grant and 2007 and 2006 plan year modifications:

Plan Year	Grant/Modification Date	Grant/Modification Date Market Price (1)	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value (Percent of Grant/Modification Date Market Price)
2008	March 10, 2008	$52.59	2.81	43.8%	1.93%	0.62%	58.23%
2007	May 12, 2008	90.28	1.64	45.8%	2.22%	0.39%	143.70%
2006	May 12, 2008	90.28	0.64	53.8%	1.86%	0.39%	143.95%

(1)	Adjusted to reflect 2:1 stock split that occurred on May 15, 2008.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table below illustrates the change in the fair value as a result of the 2006 and 2007 plan year modifications:

Plan Year	Pre-modification Calculation Method (1)	Pre-modification Fair Value	Change in Fair Value	Revised Fair Value
2006	Cumulative	$122.55	$7.18	$129.73
2006	Quarterly	30.45	99.28	129.73
2007	Cumulative	128.71	1.25	129.96

(1)	As a result of the choice given to executive officers between the Cumulative and Quarterly methods under the 2006 plan, the pre-modification fair value for this plan is presented separately for each election. This was not an option under the 2007 plan, and therefore, a single pre-modification fair value is presented.

Stock option, restricted stock, deferred stock allocation and performance share activity under our Incentive Equity Plans and Nonemployee Directors’ Compensation Plans are as follows:

	2008		2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock options (1):
Options outstanding at beginning of year	11,800	$5.42	23,600	$5.04	108,536	$7.35
Granted during the year	—		—		—
Exercised	(9,300)	6.47	(11,800)	4.66	(84,936)	7.99
Cancelled or expired	—		—		—

Options outstanding at end of year	2,500	5.42	11,800	5.42	23,600	5.04
Options exercisable at end of year	2,500	5.42	11,800	5.42	23,600	5.04
Restricted awards:
Awarded and restricted at beginning of year	514,714		649,324		386,360
Awarded during the year	62,672		164,692		324,416
Vested	(261,702)		(299,302)		(61,452)
Cancelled	—		—		—

Awarded and restricted at end of year	315,684		514,714		649,324
Performance shares:
Allocated at beginning of year	723,544		861,672		1,644,236
Allocated during the year	194,881		390,888		236,160
Issued	(236,520)		(529,016)		(405,036)
Forfeited/cancelled	(87,790)		—		(613,688)

Allocated at end of year	594,115		723,544		861,672
Vested or expected to vest at
December 31, 2008	562,673
Directors’ retainer and voluntary shares:
Awarded at beginning of year	1,100		1,100		3,712
Awarded during the year	2,772		—		2,164
Issued	(1,689)		—		(4,776)

Awarded at end of year	2,183		1,100		1,100
Reserved for future grants or awards at end of year:
Employee plans	5,663,472		1,842,306		2,668,592
Directors’ plans	151,263		158,572		173,548

Total	5,814,735		2,000,878		2,842,140

(1)	The remaining stock options are from the January 12, 1999 grant pool and have an expiration date of January 12, 2009.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The intrinsic value of options exercised during 2008, 2007 and 2006 was $0.5 million, $0.1 million and $0.7 million, respectively.

A summary of our non-vested shares as of December 31, 2008 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,239,358	$23.53
Granted	225,274	37.99
Vested	(464,860)	22.08
Forfeited/expired	(87,790)	46.43

Nonvested, end of year	911,982	$27.37

The total compensation cost related to non-vested awards not yet recognized is $15.7 million at December 31, 2008. The weighted average remaining period for the awards outstanding at December 31, 2008 is approximately two years.

NOTE 13 – CAPITAL STOCK

Shareholder Rights Plan

On October 8, 2008, our Board of Directors adopted a shareholder rights plan and declared a dividend of one common share purchase right for each outstanding common share. The dividend was paid to shareholders of record on October 29, 2008.

Under the rights plan, the rights initially trade together with the common shares and are not exercisable. In the absence of further action by our Board of Directors, the rights will become exercisable and allow the holder to acquire common shares at a discounted price if a person or group acquires 10 percent or more of the outstanding common shares (or any additional common shares in the case of a person or group that already beneficially owns 10 percent or more of our outstanding common shares on October 13, 2008) without the prior approval of our Board of Directors. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price.

The rights plan also includes an exchange option. In general, after the rights become exercisable, our Board of Directors may, at its option, effect an exchange of part or all of the rights (other than rights that have become void) at a ratio of one common share for each right, subject to adjustment in certain circumstances. The rights are redeemable at any time prior to the time that they become exercisable for $0.001 per right, subject to adjustment in certain circumstances. Unless earlier amended, redeemed or exchanged, the rights will expire on October 29, 2011.

The issuance of the rights was not a taxable event, does not affect our reported financial condition or results of operations, including our earnings per share, and does not change the manner in which our common shares are currently traded.

Common Stock

On March 11, 2008, a two-for-one stock split of our common shares was declared. As a result, each shareholder of record received one additional share of our common stock for every share held. The new shares were distributed on May 15, 2008. Pursuant to the effectuation of the stock split, the par value of our common stock was adjusted from $0.25 per share to $0.125 per share, and the number of authorized common shares was increased accordingly from 112 million to 224 million shares. As a result of the stock split, the preferred stock conversion rate was also adjusted from 66.1881 to 133.0646. All common shares and per share amounts reported herein have been adjusted retroactively to reflect the two-for-one stock split effective May 15, 2008.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Preferred Stock

In January 2004, we completed an offering of $172.5 million of redeemable cumulative convertible perpetual preferred stock, without par value, issued at $1,000 per share. The preferred stock pays quarterly cash dividends at a rate of 3.25 percent per annum, has a liquidation preference of $1,000 per share and is convertible into our common shares at an adjusted rate of 133.0646 common shares per share of preferred stock, which is equivalent to an adjusted conversion price of $7.52 per share at December 31, 2008, subject to further adjustment in certain circumstances. Each share of preferred stock may be converted by the holder if during any quarter ending after March 31, 2004 the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding quarter exceeds 110 percent of the applicable conversion price on such trading day ($8.27 at December 31, 2008; this threshold was met as of December 31, 2008).

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

During 2008, 134,510 preferred shares were converted at a conversion rate of 133.0646 to 17,898,519 common shares, reducing our preferred stock outstanding to 205 shares at December 31, 2008. The following is a summary of the activity of the preferred stock during 2008 and 2007:

	2008	2007
Number of preferred shares at beginning of the period	134,715	172,300
Number of preferred shares converted	134,510	37,585

Number of preferred shares at end of the period	205	134,715

Redemption value at end of the period (in millions)	$0.7	$898.8

Number of common shares issued from Treasury upon conversion	17,898,519	4,975,296

Refer to NOTE 19 — SUBSEQUENT EVENTS for further information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss and related tax effects allocated to each are shown below as of December 31, 2008, 2007 and 2006:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2006:
Minimum postretirement benefit liability	$(80.3)	$(2.6)	$(82.9)
Foreign currency translation adjustments	9.6	—	9.6
Unrealized gain on derivative financial instruments	6.4	(1.9)	4.5
Unrealized gain on securities	14.7	(5.1)	9.6
Cumulative effect of implementing SFAS 158	(171.1)	60.4	(110.7)

	$(220.7)	$50.8	$(169.9)

As of December 31, 2007:
Postretirement benefit liability	$(192.5)	$37.7	$(154.8)
Foreign currency translation adjustments	96.5	—	96.5
Unrealized net gain on derivative financial instruments	26.7	(8.0)	18.7
Unrealized loss on interest rate swap	(1.4)	0.5	(0.9)
Unrealized gain on securities	15.7	(5.5)	10.2

	$(55.0)	$24.7	$(30.3)

As of December 31, 2008:
Postretirement benefit liability	$(480.8)	$137.5	$(343.3)
Foreign currency translation adjustments	(68.6)	—	(68.6)
Unrealized net gain on derivative financial instruments	27.3	(8.2)	19.1
Unrealized loss on interest rate swap	(2.6)	0.9	(1.7)
Unrealized loss on securities	(0.2)	0.1	(0.1)

	$(524.9)	$130.3	$(394.6)

The following table reflects the changes in Accumulated other comprehensive loss for 2008, 2007 and 2006:

	(In Millions)
	Postretirement Benefit Liability	Adoption of SFAS No. 158	Unrealized Net Gain (Loss) on Securities	Foreign Currency Translation	Unrealized (Loss) on Interest Rate Swap	Unrealized Net Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2005	$(100.8)	$—	$1.7	$(24.7)	$—	$(1.8)	$(125.6)
Change during 2006	17.9	(110.7)	7.9	34.3	—	6.3	(44.3)

Balance December 31, 2006	(82.9)	(110.7)	9.6	9.6	—	4.5	(169.9)
Change during 2007	(71.9)	110.7	0.6	86.9	(0.9)	14.2	139.6

Balance December 31, 2007	(154.8)	—	10.2	96.5	(0.9)	18.7	(30.3)
Change during 2008	(188.5)	—	(10.3)	(165.1)	(0.8)	0.4	(364.3)

Balance December 31, 2008	$(343.3)	$—	$(0.1)	$(68.6)	$(1.7)	$19.1	$(394.6)

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 15 — EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except per Share)
	2008		2007		2006
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Income from continuing operations	$515.8	$5.08	$269.8	$3.25	$279.8	$3.33
Preferred dividend	(1.1)	(.01)	(5.2)	(.06)	(5.6)	(.07)

Income from continuing operations applicable to common shares	514.7	5.07	264.6	3.19	274.2	3.26
Discontinued operations	—	—	0.2	—	0.3	—

Income applicable to common shares — basic	514.7	$5.07	264.8	$3.19	274.5	$3.26

Dilutive effect preferred dividend	1.1		5.2		5.6

Income applicable to common shares plus assumed conversions — diluted	$515.8	$4.76	$270.0	$2.57	$280.1	$2.60

Average number of shares (in thousands)
Basic	101,471		82,988		84,144
Employee stock plans	1,485		528		962
Convertible preferred stock	5,332		21,510		22,548

Diluted	108,288		105,026		107,654

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On July 17, 2008, Portman entered into an agreement to upgrade the rail line related to our operations in Asia Pacific. The upgrade is being performed to mitigate the risk of derailment and reduce service disruptions by providing a more robust infrastructure. The improvements include the replacement of 120 kilometers of rail and associated parts. As a result, we have incurred a purchase commitment of approximately $39 million for maintenance and improvements to the rail structure. As of December 31, 2008, capital expenditures related to this purchase were approximately $11.7 million. Remaining expenditures of approximately $27 million will be made throughout 2009, based on the percentage of project completion. The project is expected to be completed by the end of the first quarter in 2010.

In July 2008, we incurred an additional capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $84.4 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of December 31, 2008, capital expenditures related to this purchase were $29.6 million. Remaining expenditures of $53.8 million and $1.0 million will be made in 2009 and 2010, respectively, with the equipment expected to be delivered in 2009.

Contingencies

Litigation

We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling our products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements. Refer to Part 1 — Item 3, Legal Proceedings, for additional information.

Environmental Matters

We had environmental liabilities of $16.4 million and $12.3 million at December 31, 2008 and 2007 respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued in accordance with SFAS 5. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 7 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Tax Matters

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Guarantees

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. At December 31, 2008 and 2007, Amapá had total project debt outstanding of approximately $493 million and $419 million, respectively, for which we have provided a several guarantee on our 30 percent share. Amapá and its lenders have agreed to suspend all operating and financial loan covenants with the exception of debt to equity ratio requirements through June 30, 2009. At December 31, 2008, Amapá had total short-term loans outstanding of $210.3 million for which we provided a several guarantee on our share. We have provided several guarantees on our 30 percent share of the total debt outstanding, or $148 million and $101 million, at December 31, 2008 and 2007, respectively. Our estimate of the aggregate fair value of the outstanding guarantees is $6.7 million as of December 31, 2008, which is reflected in Other Liabilities on

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Statements of Consolidated Financial Position. The fair value was estimated using a discounted cash flow model based upon the spread between guaranteed and non-guaranteed debt over the period the debt is expected to be outstanding. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we could attempt to recover some or all of that amount from guaranteed parties. We hold no collateral in respect of the guarantees.

NOTE 17 — CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2008, 2007 and 2006 is as follows:

	(In Millions)
	2008	2007	2006
Capital additions	$232.6	$235.1	$112.5
Cash paid for capital expenditures	182.5	199.5	119.5

Difference	$50.1	$35.6	$(7.0)

Non-cash accruals	$25.7	$4.7	$(7.0)
Capital leases	24.4	30.9	—

Total	$50.1	$35.6	$(7.0)

Cash payments for interest and income taxes in 2008, 2007 and 2006 are as follows:

	(In Millions)
	2008	2007	2006
Taxes paid on income	$175.5	$123.6	$95.7
Interest paid on debt obligations	26.3	16.6	2.7

Non-cash investing activities in 2008 include the issuance of $165 million of unregistered common shares and the commitment to provide 1.2 million tons of iron ore pellets as part of the consideration paid to acquire the remaining 30 percent interest in United Taconite. Non-cash investing activities during the year also include the issuance of four million of our common shares at a stock price of $38.27 to the former owners of PinnOak to accelerate the deferred payment and settle the contingent earn-out associated with the initial purchase agreement. Refer to NOTE 2 — ACQUISITIONS, DIVESTITURES & OTHER INVESTMENTS for further information.

NOTE 18 — RELATED PARTIES

We co-own four of our six North American iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these four North American iron ore mines at December 31, 2008:

	Percent ownership
	Cliffs Natural		U. S. Steel
Mine	Resources	ArcelorMittal	Canada
Empire	79.0	21.0	—
Tilden	85.0	—	15.0
Hibbing	23.0	62.3	14.7
Wabush	26.8	28.6	44.6

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

ArcelorMittal has a unilateral right to put its interest in the Empire Mine to us, but has not exercised this right to date.

In 2007 we were the co-owner of five of our six North American iron ore mines. However, we acquired the remaining 30 percent interest in United Taconite from Laiwu Steel Group in July 2008, increasing our ownership interest from 70 percent to 100 percent.

Product revenues to related parties were as follows:

	(In Millions)
	2008	2007	2006
Product revenues to related parties	$1,020.5	$754.3	$649.2
Total product revenues	3,294.8	1,997.3	1,669.1
Related party product revenue as a percent of total product revenue	31.0%	37.8%	38.9%

Accounts receivable from related parties were $2.9 million and $11.1 million at December 31, 2008 and 2007, respectively.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $43.2 million and $49.4 million at December 31, 2008 and 2007, respectively. Of these amounts, $33.2 million and $37.4 million were classified as Long-term receivable at December 31, 2008 and 2007, respectively, with the balances current, over the 12-year life of the supply agreement.

Supply agreements with one of our customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative. See Derivative Financial Instruments in NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES for further information.

NOTE 19 — SUBSEQUENT EVENTS

Convertibility of Preferred Stock and Redemption Notice

On January 13, 2009, we announced that the trading price condition for the conversion right of our 3.25 percent redeemable cumulative convertible perpetual preferred stock has been satisfied and, as a result, holders can surrender their shares for conversion at any time. The trading price condition for the preferred shares was satisfied because the closing share price of our common shares for at least 20 of the last 30 trading days of the fiscal 2008 fourth quarter exceeded 110 percent of the then applicable conversion price of the preferred stock. The preferred stock was also convertible during each of the previous 16 fiscal quarters due to the satisfaction of the trading price condition during the applicable periods of the relevant preceding fiscal quarters.

In addition to announcing the convertibility of the shares, on January 13, 2009, we also provided the required notice of our intent to redeem the 205 convertible preferred shares that remain outstanding. As a result, holders of the preferred stock could elect to convert their shares in lieu of having them redeemed, provided that surrender for conversion occurred on or prior to February 11, 2009. The conversion rate of 133.0646 common shares per share of preferred stock equates to a conversion price of approximately $7.52 per common share, subject to adjustment in certain circumstances, including payment of dividends on the common shares.

As of February 11, 2009, all remaining preferred shares had been converted to 27,278 shares of common stock at a conversion rate of 133.0646. Total common shares are being issued out of treasury.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Temporary Production Curtailments

On February 24, 2009, we announced production curtailments and temporary facility shutdowns that will affect our Hibbing and Northshore mining and pelletizing operations in Minnesota. At Hibbing, pellet production will be reduced by an additional 2.75 million tons in 2009. This production adjustment represents a 50 percent decrease from the mine’s original 2009 plan to produce 5.5 million tons. The reduction will be accomplished by idling a second of the facility’s three pelletizing furnaces at the end of March and then initiating a complete shutdown of the facility for approximately 15 weeks beginning in May. One pelletizing line is then expected to restart at the beginning of September, which will operate through the end of 2009 to reach the anticipated total pellet production of 2.75 million tons. In addition, as a result of the production curtailment, employee headcount will be reduced by approximately 83 employees, with layoffs commencing at the end of April 2009.

At Northshore, a one-month production shutdown will occur during April. The curtailment will reduce production at Northshore to approximately 3.7 million tons in 2009. Northshore anticipates restarting its two larger pelletizing lines at the beginning of May.

We also temporarily halted production at our Pinnacle Mine Complex in February 2009. Pinnacle produces metallurgical coal for the steel industry. Metallurgical coal demand has been reduced as the steel industry has cut back production in response to the global economic slowdown. The Pinnacle and Green Ridge No. 1 mines have both halted production during February, while the prep plant continues to operate on a reduced schedule to serve customer requirements. The Green Ridge No. 2 mine was previously idled. Mines at the Pinnacle Complex were estimated to produce approximately 85,000 tons in February 2009. The temporary shutdown affected approximately 360 employees, and mine local leadership of the United Mine Workers of America was notified of the production curtailment. The month-long production curtailment at Pinnacle is necessary to balance our production and inventory with customer demand.

NOTE 20 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Common Share)
	2008
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$494.4	$1,008.6	$1,189.7	$916.4	$3,609.1
Sales margin	82.4	426.3	365.0	286.0	1,159.7
Income before extraordinary gain and cumulative effect of accounting change	16.7	270.2	174.9	54.0	515.8
Net income	16.7	270.2	174.9	54.0	515.8
Earnings per share
Basic	$0.18	$2.75	$1.67	$0.48	$5.07
Diluted	0.16	2.57	1.61	0.47	4.76

Our 2007 financial statements include PinnOak’s results since the July 31, 2007 acquisition.

	2007
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$325.5	$547.6	$619.6	$782.5	$2,275.2
Sales margin	61.8	129.6	107.3	163.3	462.0
Income before extraordinary gain and cumulative effect of accounting change	32.5	86.9	56.9	93.7	270.0
Net income	32.5	86.9	56.9	93.7	270.0
Earnings per share
Basic	$0.39	$1.05	$0.67	$1.07	$3.19
Diluted	0.31	0.83	0.54	0.89	2.57

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Cliffs Natural Resources Inc.

Cleveland, Ohio

We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cliffs Natural Resources Inc.

Cleveland, Ohio

We have audited the accompanying statements of consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of consolidated operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 157, Fair Value Measurements, in 2008. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007. Additionally, as discussed in Notes 1, 9, and 12 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 26, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 26, 2009

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

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

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth certain information regarding the following equity compensation plans as of December 31, 2008: the 1992 ICE Plan, the 2007 ICE Plan, the MPI Plan, the EMPI Plan and the Mine Performance Bonus Plan, which we refer to as the Mine Plan, the VNQDC Plan and the Directors’ Plan. Only the 1992 ICE Plan, the 2007 ICE Plan, the Directors’ Plan and the EMPI Plan have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	684,405	(1)	$5.42	5,814,735	(2)
Equity compensation plans not approved by security holders	0		N/A		(3)

(1)	Includes 681,905 performance share awards, an award initially denominated in shares, but no shares are actually issued until performance targets are met. The weighted-average exercise price of outstanding options, warrants and rights, column (b), does not take these awards into account.
(2)	Includes 3,042,737 common shares remaining available under the 2007 ICE Plan, which authorizes the Compensation Committee to make awards of option rights, restricted shares, deferred shares, performance shares and performance units (including up to 315,684 restricted shares and deferred shares); and 151,263 common shares remaining available under the Directors’ Plan, which authorizes the award of restricted shares, which we refer to as the annual equity grant, to Directors upon their election or re-election to the Board at the annual meeting and provides (i) that the Directors are required to take $20,000 of the annual retainer in common shares unless they meet the Director share ownership guidelines, and (ii) may take up to 100 percent of their retainer and other fees in common shares.
(3)	The MPI Plan, the Mine Plan, and the VNQDC Plan provide for the issuance of common shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

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

Item 14.    Principal Accountant Fees and Services.

The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to Security Holders under the heading “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8 above:

Statements of Consolidated Financial Position — December 31, 2008 and 2007

Statements of Consolidated Operations — Years ended December 31, 2008, 2007 and 2006

Statements of Consolidated Cash Flows — Years ended December 31, 2008, 2007 and 2006

Statements of Consolidated Shareholders’ Equity — Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Cliffs Natural Resources Inc. is included herein in Item 15(d) and attached as Exhibit 99(a):

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) List of Exhibits — Refer to Exhibit Index on pages 159-167, which is incorporated herein by reference.

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

CLIFFS NATURAL RESOURCES INC.

By:	/s/ LAURIE BRLAS
	Name:	Laurie Brlas
	Title:	Executive Vice President and Chief Financial Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ J. CARRABBA J. Carrabba	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/S/ L. BRLAS L. Brlas	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 26, 2009

* R. C. Cambre	Director	February 26, 2009

* S. M. Cunningham	Director	February 26, 2009

* B. J. Eldridge	Director	February 26, 2009

* S. Green	Director	February 26, 2009

* J. D. Ireland, III	Director	February 26, 2009

* F. R. McAllister	Director	February 26, 2009

* R. Phillips	Director	February 26, 2009

* R. K. Riederer	Director	February 26, 2009

* A. Schwartz	Director	February 26, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ L. Brlas
(L. Brlas, as Attorney-in-Fact)

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number		Pagination by Sequential Numbering System
Plan of acquisition, reorganization, arrangement, liquidation or succession

2(a)	# Share Purchase Agreement by and among Cliffs International Lux IV Sarl, Centennial Asset Mining Fund LLC, Eike Fuhrken Batista, and, for limited purposes, MMX Mineração e Metálicos S.A. dated December 12, 2006 (filed as Exhibit 2(a) to Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

2(b)	# Unit Purchase Agreement by and among Cleveland-Cliffs Inc and PinnOak Resources, LLC, The Regent Investment Company, L.P., Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)1, L.P., Questor Partners Fund II AIV-1, LLC, Questor General Partner II, L.P. and PinnOak Resources Employee Equity Incentive Plan, LLC dated June 14, 2007 (filed as Exhibit 2(a) to Form 10-Q of Cliffs on August 3, 2007 and incorporated by reference)	Not Applicable

2(c)	# Purchase and Sale Agreement by and among Cliffs UTAC Holding LLC, Cleveland-Cliffs Inc., United Mining Co., Ltd., and Laiwu Steel Group Ltd. dated July 11, 2008 (filed as Exhibit 2(a) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

Articles of Incorporation and By-Laws of Cliffs Natural Resources Inc.

3(a)	Regulations of Cleveland-Cliffs Inc. (filed as Exhibit 3(b) to Form 10-K of Cliffs filed on February 2, 2001 and incorporated by reference)	Not Applicable

3(b)	Amended Articles of Incorporation of Cleveland-Cliffs Inc as filed with the Secretary of State of the State of Ohio on January 20, 2004 (filed as Exhibit 3(a) to Form 10-K of Cliffs on February 13, 2004 and incorporated by reference)	Not Applicable

3(c)	Amendment to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio on November 30, 2004 (filed as Exhibit 3(a) to Form 8-K of Cliffs on November 30, 2004 and incorporated by reference)	Not Applicable

3(d)	Amendment No. 2 to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio (filed as Exhibit 3(a) to Form 8-K of Cliffs on June 9, 2006 and incorporated by reference)	Not Applicable

3(e)	Amendment No. 3 to Amended Articles of Incorporation as filed with the Secretary of State of the State of Ohio on April 21, 2008 (filed as Exhibit 3(a) to Form 8-K of Cliffs on April 23, 2008 and incorporated by reference)	Not Applicable

3(f)	Amendment No. 4 to Amended Articles of Incorporation as filed with the Secretary of State of Ohio on October 3, 2008 (filed as Exhibit 3(a) to Amendment No. 2 of Form S-4 of Cliffs filed on October 15, 2008 and incorporated by reference)	Not Applicable

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

Exhibit Number		Pagination by Sequential Numbering System
Instruments defining rights of security holders, including indentures

4(a)	Multicurrency Credit Agreement among Cleveland-Cliffs Inc, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, and 11 other financial institutions dated August 17, 2007 (filed as exhibit 4(a) to Form 8-K of Cliffs on August 20, 2007 and incorporated by reference)	Not Applicable

4(b)	First Amendment to Multicurrency Credit Agreement among Cleveland-Cliffs Inc, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and certain other financial institutions dated May 15, 2008 (filed as Exhibit 4(a) to Form 8-K of Cliffs on May 21, 2008 and incorporated by reference)	Not Applicable

4(c)	Note Purchase Agreement dated June 25, 2008 by and among Cleveland-Cliffs Inc and the institutional investors party thereto (filed as Exhibit 4(a) to Form 8-K of Cliffs Inc on June 30, 2008 and incorporated by reference)	Not Applicable

4(d)	Form of Common Share Certificate (filed as Exhibit 4(a) to Form 10-Q of Cliffs on October 30, 2008 and incorporated by reference)	Not Applicable

4(e)	Rights Agreement dated October 13, 2008 by and between Cleveland-Cliffs Inc and Computershare Trust Company, N.A. as Rights Agent (filed as Exhibit 4(a) to Form 8-A of Cliffs on October 14, 2008 and incorporated by reference)	Not Applicable

Material Contracts

10(a)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(b)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2000 and incorporated by reference)	Not Applicable

10(c)	* Form of Indemnification Agreement between Cleveland-Cliffs Inc and Directors (filed as Exhibit 10(f) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(d)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective of July 1, 1995 (filed as Exhibit 10(l) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(e)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cliffs on July 27, 2001 and incorporated by reference)	Not Applicable

10(f)	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated and effective January 14, 2003 (filed as Exhibit 10(a) to Form 10-Q of Cliffs on April 24, 2003 and incorporated by reference)	Not Applicable

10(g)	* Cleveland-Cliffs Inc 2000 Retention Unit Plan, effective as of May 8, 2000 (filed as Exhibit 10(ss) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(h)	* Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective as of May 13, 1997 (filed as Exhibit 10(i) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(i)	* Amendment to the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997), effective May 11, 1999 (filed as Appendix A to Proxy Statement of Cliffs on March 22, 1999 and incorporated by reference)	Not Applicable

10(j)	* Cleveland-Cliffs Inc Long-Term Incentive Program, effective as of May 8, 2000 (filed as Exhibit 10(rr) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(k)	* Amendment No. 1 to the Long-Term Incentive Program dated May 8, 2006 and effective as of January 1, 2006 (filed as Exhibit 10(b) to Form 8-K of Cliffs on May 12, 2006 and incorporated by reference)	Not Applicable

10(l)	* Form of the Restricted Shares Agreement under the Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) as amended, between Cliffs and Joseph A. Carrabba effective May 23, 2005 (filed as Exhibit 10(c) to Form 10-Q of Cliffs on July 28, 2005 and incorporated by reference)	Not Applicable

10(m)	* Form of the 2006 Restricted Shares Agreement for the Retirement Eligible Employee (filed as Exhibit 99(a) to Form 8-K of Cliffs on March 17, 2006 and incorporated by reference)	Not Applicable

10(n)	* Form of the 2006 Restricted Shares Agreement for the Non-Retirement Eligible Employee (filed as Exhibit 99(b) to Form 8-K of Cliffs on March 17, 2006 and incorporated by reference)	Not Applicable

10(o)	* Form of Long-Term Incentive Program Participant Grant and Agreement Year 2006 for Performance Period 2006-2008 (filed as Exhibit 10(a) to Form 8-K of Cliffs on May 12, 2006 and incorporated by reference)	Not Applicable

10(p)	* Amendment No. 1 to Long-Term Incentive Program Participant Grant and Agreement for Joseph A. Carrabba as set forth by Cleveland-Cliffs Inc dated September 15, 2006 and effective as of September 1, 2006 (filed as Exhibit 10(jjj) to Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

10(q)	* Amendment No. 1 to Long-Term Incentive Program Participant Grant and Agreements for John S. Brinzo as set forth by Cleveland-Cliffs Inc dated September 18, 2006 and effective as of September 1, 2006 (filed as Exhibit 10(kkk) to Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

10(r)	* Amendment No. 2 to Long-Term Incentive Program Participant Grant and Agreements for John S. Brinzo as set forth by Cleveland-Cliffs Inc dated March 23, 2007 and effective as of September 1, 2006 (filed as Exhibit 10(lll) to Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

10(s)	* Form of Long-Term Incentive Program Method of Calculation of Payout of Performance Shares Election Form for the Long-Term Incentive Program Grants and Agreements Years 2005 and 2006 (filed as Exhibit 10(mmm) to Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

10(t)	* Form of letter to Participants of the 2006-2008 and 2007-2009 Performance Share Periods amending the payment calculation method to be used for 2006 and 2007 Performance Share Grants, dated May 27, 2008 (filed as Exhibit 10(nnn) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

10(u)	* Omnibus Amendment to Outstanding Grants Under Cleveland-Cliffs Inc 1992 Incentive Equity Plan (as Amended and Restated as of May 13, 1997) dated January 13, 2009 between Cliffs Natural Resources Inc. and Plan participants	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(v)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(w)	* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(x)	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(p) to Form 10-K of Cliffs on February 5, 2003 and incorporated by reference)	Not Applicable

10(y)	* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(z)	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10(q) to Form 10-K of Cliffs on February 5, 2003 and incorporated by reference)	Not Applicable

10(aa)	* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(bb)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(cc)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(dd)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(ee)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(ff)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(gg)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(hh)	* Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(ii)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(jj)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(kk)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(ll)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(mm)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(nn)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(oo)	* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(pp)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(qq)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(rr)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(ss)	* Third Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(tt)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(uu)	* First Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(vv)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(ww)	* First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008	Filed Herewith

10(xx)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005 (filed as Exhibit 10(b) to Form 10-Q of Cliffs on July 28, 2005 and incorporated by reference)	Not Applicable

10(yy)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated November 22, 2006 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 28, 2006 and incorporated by reference)	Not Applicable

10(zz)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and William Brake dated April 4, 2007 (filed as Exhibit 10(a) to Form 8-K of Cliffs on April 10, 2007 and incorporated by reference)	Not Applicable

10(aaa)	* Cleveland-Cliffs Inc Executive Management Performance Incentive Plan adopted July 27, 2007 and effective as of January 1, 2007 (filed as Annex C to the proxy statement of Cliffs on June 15, 2007 and incorporated by reference)	Not Applicable

10(bbb)	* First Amendment to Executive Management Performance Incentive Plan dated December 31, 2008	Filed Herewith

10(ccc)	* Cleveland-Cliffs Inc 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of March 13, 2007 (filed as Annex B to the proxy statement of Cliffs on June 15, 2007 and incorporated by reference)	Not Applicable

10(ddd)	* First Amendment to Cleveland-Cliffs Inc 2007 Incentive Equity Plan dated as of August 11, 2008 (filed as Exhibit 10(b) of Form 8-K of Cliffs on August 14, 2008 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System
10(eee)	* Second Amendment to 2007 Incentive Equity Plan dated December 31, 2008 by Cliffs Natural Resources Inc.	Filed Herewith

10(fff)	* Amendment No. 3 to the Cleveland-Cliffs Inc 2007 Incentive Equity Plan dated as of January 13, 2009 by Cliffs Natural Resources Inc.	Filed Herewith

10(ggg)	* Form of 2007 Participant Grant and Agreement effective March 13, 2007 from the Cleveland-Cliffs Inc 2007 Incentive Equity Plan (filed as Exhibit 10(d) to Form 10-Q of Cliffs on August 3, 2007 and incorporated by reference)	Not Applicable

10(hhh)	* Form of 2008 Participant Grant and Agreement Under the 2007 Incentive Equity Plan for performance grant period January 1, 2008 through December 31, 2009, effective March 10, 2008 (filed as Exhibit 10(b) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

10(iii)	* Omnibus Amendment To Restricted Shares Agreements, Participant Grant and Agreements, 1992 Incentive Equity Plan, 2007 Incentive Equity Plan, Long-Term Incentive Program, and 2000 Retention Plan dated December 31, 2008 by Cliffs Natural Resources Inc.	Filed Herewith

10(jjj)	* Omnibus Amendment to Outstanding Grants Under Cleveland-Cliffs Inc 2007 Incentive Equity Plan dated January 13, 2009 between Cliffs Natural Resources Inc. and Plan participants	Filed Herewith

10(kkk)	* Form of Amendment and Restatement of Severance Agreement entered into between Cliffs Natural Resources Inc. and elected officers and certain mine managers (filed as Exhibit 10(b) to Form 8-K of Cliffs on November 14, 2008 and incorporated by reference)	Not Applicable

10(lll)	* Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan (Effective as of January 1, 2005) dated November 11, 2008 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 14, 2008 and incorporated by reference)	Not Applicable

10(mmm)	* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008	Filed Herewith

10(nnn)	* Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008)	Filed Herewith

10(ooo)	Registration Rights Agreement dated as of July 11, 2008 by and between Cleveland-Cliffs Inc and United Mining Co., Ltd. (filed as Exhibit 10(e) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

10(ppp)	Payment Agreement among Cleveland-Cliffs Inc, Cliffs Mining Company, The Regent Investment Company, L.P., Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)1, L.P., Questor General Partner II, L.P., and PinnOak Resources Employee Equity Incentive Plan, LLC, entered into October 3, 2008 (filed as Exhibit 10(a) for Form S-3 of Cliffs on October 7, 2008 and incorporated by reference)	Not Applicable

10(qqq)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cliffs on April 25, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of this Report.
**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System
10(rrr)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form 10-Q of Cliffs on July 25, 2002 and incorporated by reference)	Not Applicable

10(sss)	** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor (filed as Exhibit 10(a) to Form 8-K of Cliffs on December 29, 2004, and incorporated by reference)	Not Applicable

10(ttt)	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10(vv) to Form 10-K of Cliffs filed on February 5, 2003, and incorporated by reference)	Not Applicable

10(uuu)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc. (filed as Exhibit 10(a) of Form 8-K of Cliffs on September 21, 2004, and incorporated by reference)	Not Applicable

10(vvv)	** Umbrella Agreement between Mittal Steel USA and Cleveland-Cliffs Inc, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and Cliffs Sales Company amending three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West (Exhibit 10(rrr) and 10(sss) above in this index), Mittal Steel USA-Indiana Harbor East (Exhibit 10(ttt) above in this index), and Mittal Steel USA-Weirton (Exhibit 10(uuu) above in this index) dated as of March 1, 2007 and effective as of April 12, 2006 (filed as Exhibit 10(www) for Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

10(www)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(fff) of Form 10-K of Cliffs on February 21, 2006 and incorporated by reference)	Not Applicable

10(xxx)	** Term Sheet for Amendment and Extension of the Amended and Restated Pellet Sale and Purchase Agreement among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(d) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

10(yyy)	** Pellet Sale and Purchase Agreement by and among The Cleveland-Cliffs Iron Company, Cliffs Sales Company, and AK Steel Corporation dated November 10, 2006 and effective January 1, 2007 through December 31, 2013 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 15, 2006 and incorporated by reference)	Not Applicable

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System
12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of independent auditors	Filed Herewith

24	Power of Attorney	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of February 26, 2009	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas as of February 26, 2009	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 26, 2009	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Chief Financial Officer of Cliffs Natural Resources Inc., as of February 26, 2009	Filed Herewith

99(a)	Schedule II — Valuation and Qualifying Accounts	Filed Herewith