Form 10-Q
period 2009-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2009-05-01
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☒                            NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

YES  ☐                             NO  ☐

* The registrant has not yet been phased into the interactive data requirements.

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

YES  ☐                            NO  ☒

As of April 27, 2009, there were 113,725,151 Common Shares (par value $0.125 per share) outstanding.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements Statements of Unaudited Condensed Consolidated Operations Three Months Ended March 31, 2009 and 2008

3	Statements of Condensed Consolidated Financial Position March 31, 2009 (unaudited) and December 31, 2008

4	Statements of Unaudited Condensed Consolidated Cash Flows Three Months Ended March 31, 2009 and 2008

5	Notes to Unaudited Condensed Consolidated Financial Statements

31	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

49	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

49	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

50	Item 1 – Legal Proceedings

51	Item 1A – Risk Factors

52	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

53	Item 6 – Exhibits

53	Signature

54	Exhibit Index

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

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
Anglo	Anglo American plc
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
AusQuest	AusQuest Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo Island	Cockatoo Island Joint Venture
DEP	Department of Environment Protection
Directors’ Plan	1996 Nonemployee Directors’ Compensation Plan, as amended and restated 1/1/2005
Dofasco	ArcelorMittal Dofasco Inc.
DSA	Draft stipulation agreement
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
Golden West	Golden West Resources Ltd.
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British Thermal Units
MMX	MMX Mineração e Metálicos S.A.
MPCA	Minnesota Pollution Control Agency
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
Qcoal	Qcoal Pty Ltd
Renewafuel	Renewafuel, LLC
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Sonoma Sales	Sonoma Sales Pty Ltd
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Sharholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2009	2008
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$421.1	$412.0
Freight and venture partners’ cost reimbursements	43.7	82.4

	464.8	494.4
COST OF GOODS SOLD AND OPERATING EXPENSES	(422.4)	(412.0)

SALES MARGIN	42.4	82.4
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	2.4	3.8
Selling, general and administrative expenses	(31.8)	(44.6)
Miscellaneous - net	(1.6)	1.0

	(31.0)	(39.8)

OPERATING INCOME	11.4	42.6
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	(3.3)	-
Interest income	3.4	5.6
Interest expense	(9.3)	(7.2)
Other non-operating income - net	0.5	-

	(8.7)	(1.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	2.7	41.0
PROVISION FOR INCOME TAXES	(1.1)	(14.3)
EQUITY LOSS FROM VENTURES	(9.2)	(6.9)

NET INCOME (LOSS)	(7.6)	19.8
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	(0.2)	3.1

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS	(7.4)	16.7
PREFERRED STOCK DIVIDENDS	-	(0.9)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(7.4)	$15.8

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$(0.07)	$0.18

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$(0.07)	$0.16

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	113,240	89,936
Diluted	113,240	104,916

CASH DIVIDENDS PER SHARE	$0.0875	$0.0875

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$97.3	$179.0
Accounts receivable	79.6	68.5
Inventories	328.9	265.4
Supplies and other inventories	94.1	101.2
Derivative assets	30.2	76.9
Other current assets	162.4	170.7

TOTAL CURRENT ASSETS	792.5	861.7

PROPERTY, PLANT AND EQUIPMENT, NET	2,382.4	2,456.1

OTHER ASSETS
Investments in ventures	317.4	305.3
Intangible assets, net	107.4	109.6
Deferred income taxes	251.2	251.2
Other non-current assets	174.9	127.2

TOTAL OTHER ASSETS	850.9	793.3

TOTAL ASSETS	$4,025.8	$4,111.1

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$159.8	$201.0
Accrued expenses	146.3	145.0
Taxes payable	131.2	144.8
Derivative liabilities	142.7	194.3
Deferred revenue	129.3	86.8
Other current liabilities	71.3	73.0

TOTAL CURRENT LIABILITIES	780.6	844.9
POSTEMPLOYMENT BENEFIT LIABILITIES	435.6	448.0
SENIOR NOTES	325.0	325.0
TERM LOAN	200.0	200.0
BELOW-MARKET SALES CONTRACTS	183.6	183.6
OTHER LIABILITIES	357.0	355.6

TOTAL LIABILITIES	2,281.8	2,357.1
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES 205 SHARES OUTSTANDING IN 2008	-	0.2

EQUITY

CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 134,623,528 shares; Outstanding - 113,721,069 shares	16.8	16.8
Capital in excess of par value of shares	439.7	442.2
Retained Earnings	1,782.7	1,799.9
Cost of 20,902,459 common shares in treasury (2008 - 21,114,538 shares)	(112.8)	(113.8)
Accumulated other comprehensive loss	(388.8)	(394.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	1,737.6	1,750.5

NONCONTROLLING INTEREST	6.4	3.3

TOTAL EQUITY	1,744.0	1,753.8

TOTAL LIABILITIES AND EQUITY	$4,025.8	$4,111.1

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Three Months Ended March 31,
	2009	2008
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income (loss)	$(7.6)	$19.8
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	55.5	38.1
Derivatives and currency hedges	(18.6)	(10.3)
Changes in deferred revenue	42.5	-
Pensions and other postretirement benefits	(3.3)	(2.6)
Deferred income taxes	(2.6)	(2.4)
Environmental and mine closure obligations	0.5	(0.4)
Loss (gain) on sale of assets	2.1	(0.5)
Foreign exchange loss	3.4	-
Share-based compensation	3.4	4.4
Excess tax benefit from share-based compensation	(3.1)	(3.2)
Income tax uncertainties	(2.2)	-
Equity loss in ventures (net of tax)	9.2	6.9
Other	(0.3)	0.2
Changes in operating assets and liabilities:
Receivables and other assets	2.2	(2.0)
Product inventories	(66.9)	(130.9)
Payables and accrued expenses	(59.0)	(37.1)

Net cash used by operating activities	(44.8)	(120.0)

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(30.4)	(34.2)
Investments in ventures	(6.3)	(1.1)
Additional investment in Amapá	(18.3)	-
Redemption of marketable securities	-	9.6
Proceeds from sale of assets	23.8	14.6

Net cash used by investing activities	(31.2)	(11.1)

FINANCING ACTIVITIES

Borrowings under credit facility	150.0	180.0
Repayments under credit facility	(150.0)	(20.0)
Common stock dividends	(9.9)	(7.9)
Preferred stock dividends	-	(1.1)
Repayment of other borrowings	(3.0)	(0.8)
Excess tax benefit from share-based compensation	3.1	3.2
Contributions by joint ventures, net	3.3	0.4

Net cash from (used by) financing activities	(6.5)	153.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.8	6.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81.7)	29.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	179.0	157.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$97.3	$186.5

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. All common shares and per share amounts have been adjusted retroactively to reflect the two-for-one stock split effective May 15, 2008.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Pinnacle complex	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore

Intercompany transactions and balances are eliminated upon consolidation.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Condensed Consolidated Financial Position. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	March 31, 2009	December 31, 2008

Amapá	Investments in ventures	30	$274.9	$266.3
AusQuest	Investments in ventures	30	18.9	19.2
Wabush	Investments in ventures	27	9.6	12.1
Cockatoo	Other liabilities	50	-	(13.5)
Hibbing	Other liabilities	23	(16.5)	(22.1)
Other	Investments in ventures		14.0	7.7

			$300.9	$269.7

Our share of the results from Amapá and AusQuest are reflected as Equity loss from ventures on the Statements of Unaudited Condensed Consolidated Operations. Our share of equity income (loss) from Cockatoo, Hibbing and Wabush is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in these unconsolidated ventures.

Summarized financial information for each of our significant 50 percent or less owned unconsolidated equity method investments for the three months ended March 31, 2009 and 2008 is as follows:

	(In Millions)
	Three Months Ended March 31, (1)
Amapá	2009	2008
Revenues	$22.2	$5.9
Gross profit (loss)	(4.8)	(12.4)
Income (Loss) from continuing operations before extraordinary items and cumulative effect of a change in accounting	(27.0)	(26.0)
Net income (loss)	(27.0)	(26.0)

(1)

The financial information of Amapá is recorded one month in arrears and is presented in accordance with U.S. GAAP. Our share of Amapá’s net loss is classified as Equity Loss From Ventures in the accompanying Statements of Unaudited Condensed Consolidated Operations along with certain other costs relating to our equity method investment in Amapá.

Through various interrelated arrangements, we achieve a 45 percent economic interest in Sonoma, despite the ownership percentages of the individual components of Sonoma. We own 100 percent of CAWO, 8.33 percent of the exploration permits and applications for mining leases for the real estate that is involved in Sonoma (“Mining Assets”) and 45 percent of the infrastructure, including the construction of a rail loop and related equipment (“Non-Mining Assets”). CAWO is consolidated as a wholly-owned subsidiary, and as a result of being the primary beneficiary, we absorb greater than 50 percent of the residual returns and expected losses of CAWO. We record our ownership share of the Mining Assets and Non-Mining Assets and share in the respective costs. Although SMM does not have sufficient equity at risk and accordingly is a VIE under paragraph 5(a) of FIN 46(R), Consolidation of Variable Interest Entities, we are not the primary beneficiary of SMM. Accordingly, we account for our investment in SMM in accordance with the equity method.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Refer to NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Effective January 1, 2009, we adopted the provisions of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

Our noncontrolling interests are primarily comprised of majority-owned subsidiaries within our North American Iron Ore business segment. The mining ventures function as captive cost companies, as they supply products only to their owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset entirely by an equal amount included in cost of goods sold, resulting in no sales margin reflected in noncontrolling interest participants. As a result, the adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

We adopted FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), effective January 1, 2009. This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) requires information to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have a material impact on our consolidated financial statements.

We adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), effective January 1, 2009. The Issue defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this Issue did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This staff position was issued in order to address whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The guidance in this FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within such years. Upon adoption, EPS data presented for previous periods, including interim financial statements, summaries of earnings, and selected financial data, is required to be adjusted retrospectively. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses certain effects associated with the impact of SFAS 141(R) and SFAS 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement considerations. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity method investment, and shares subsequently issued by the equity method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that the objective of a fair value measurement remains the same even if there has been a significant decrease in the volume and level of activity for the asset or liability and amends certain reporting requirements for interim and annual periods related to disclosure of major security types and the inputs and valuation techniques used in determining fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt and apply this staff position prospectively upon its effective date for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This staff position shifts the focus from an entity’s intent to hold a debt security until recovery to its intent to sell and changes the amount of an other-than-temporary impairment loss recognized in earnings when the impairment is recorded because of a credit loss. It also expands disclosure requirements related to the types of securities held, the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings, and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this staff position for the interim period ending June 30, 2009 and are currently evaluating the impact adoption of this FSP will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, including significant assumptions used to estimate the fair value of financial instruments and changes in methods and significant assumptions, if any, during the period. This staff position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this staff position upon its effective date and will report the required disclosures for the interim period ending June 30, 2009.

NOTE 2 – SEGMENT REPORTING

Our company is organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our two North American coking coal mining complexes that provide metallurgical coal primarily to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil, which is in the early stages of production. The Asia Pacific Coal and Latin American Iron Ore operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three months ended March 31, 2009 and 2008:

	(In Millions)
	Three Months Ended March 31,
	2009		2008
Revenues from product sales and services:
North American Iron Ore	$188.3	41%	$278.8	56%
North American Coal	56.5	12%	93.9	19%
Asia Pacific Iron Ore	166.7	36%	117.5	24%
Other	53.3	11%	4.2	1%

Total revenues from product sales and services for reportable segments	$464.8	100%	$494.4	100%

Sales margin:
North American Iron Ore	$(15.0)		$64.6
North American Coal	(28.8)		(2.5)
Asia Pacific Iron Ore	57.5		21.4
Other	28.7		(1.1)

Sales margin	42.4		82.4
Other operating expense	(31.0)		(39.8)
Other income (expense)	(8.7)		(1.6)

Income from continuing operations before income taxes and equity loss from ventures	$2.7		$41.0

Depreciation, depletion and amortization:
North American Iron Ore	$16.9		$9.7
North American Coal	9.7		13.4
Asia Pacific Iron Ore	26.6		13.9
Other	2.3		1.1

Total depreciation and amortization	$55.5		$38.1

Capital additions (1):
North American Iron Ore	$7.6		$7.1
North American Coal	8.5		11.9
Asia Pacific Iron Ore	57.4		28.6
Other	1.5		4.1

Total capital additions	$75.0		$51.7

(1) Includes capital lease additions and non-cash accruals. A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2009	December 31, 2008
Segment assets:
North American Iron Ore	$1,792.1	$1,818.5
North American Coal	771.7	773.7
Asia Pacific Iron Ore	1,118.6	1,210.9
Other	343.4	308.0

Total assets	$4,025.8	$4,111.1

NOTE 3 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Condensed Consolidated Financial Position at March 31, 2009 and December 31, 2008:

	(In Millions)
	March 31, 2009			December 31, 2008
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$220.7	$13.1	$233.8	$135.3	$13.5	$148.8
North American Coal	14.7	4.0	18.7	15.0	6.7	21.7
Asia Pacific Iron Ore	19.0	48.9	67.9	30.6	55.1	85.7
Other	5.7	2.8	8.5	6.6	2.6	9.2

Total	$260.1	$68.8	$328.9	$187.5	$77.9	$265.4

Our first quarter North American Iron Ore sales are influenced by winter-related shipping constraints on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes our first quarter inventory levels to rise.

Inventory is also impacted by the timing of shipping schedules with certain customers, resulting in deferred revenue recognition until the product is delivered. In 2008, certain customers purchased and paid for approximately 1.2 million tons of pellets in order to meet minimum contractual purchase requirements under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided in SEC Staff Accounting Bulletin No. 104 Topic 13; however, since a fixed shipment schedule was not established prior to year-end, revenue recognition on these transactions, totaling $82.9 million, was deferred on the December 31, 2008 Statements of Consolidated Financial Position and will be recognized upon shipment. Of the 1.2 million tons that were deferred at the end of 2008, approximately 50 thousand tons were delivered during the first quarter of 2009, resulting in $4.3 million of Product revenues for the three months ended March 31, 2009. The remaining undelivered tons are recorded in our inventory as of March 31, 2009.

NOTE 4 – MARKETABLE SECURITIES

Our marketable securities are classified as either held-to-maturity or available-for-sale. Securities investments that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Investments in marketable equity securities that are being held for an indefinite period are classified as available-for-sale. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss.

At March 31, 2009 and December 31, 2008, we had $26.4 million and $30.2 million, respectively, of marketable securities as follows:

	(In Millions)
	March 31, 2009	December 31, 2008
Held to maturity - current	$-	$4.8
Held to maturity - non-current	14.0	14.2

	14.0	19.0

Available for sale - non-current	12.4	11.2

Total	$26.4	$30.2

Unrealized holding gains on available-for-sale securities were $1.5 million at March 31, 2009.

NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS

In accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”), we allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

United Taconite

The Statements of Condensed Consolidated Financial Position as of March 31, 2009 and December 31, 2008 reflect the acquisition of the remaining interest in United Taconite, effective July 1, 2008, under the purchase method of accounting in accordance with SFAS 141. The transaction constituted a step acquisition of a noncontrolling interest. As of the date of the step acquisition of the noncontrolling interest, the then historical cost basis of the noncontrolling interest balance was eliminated, and the increased ownership obtained was accounted for by increasing United Taconite’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the 30 percent additional ownership acquired.

We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, property, plant and equipment, mineral reserves, and sales contracts, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future. As of March 31, 2009, there have been no significant changes to the preliminary purchase price allocation since December 31, 2008.

Asia Pacific Iron Ore Share Repurchase and Buyout

In 2008, we acquired the remaining noncontrolling interest in Asia Pacific Iron Ore through a series of step acquisitions. In accordance with SFAS 141, we have accounted for the acquisition of the noncontrolling interest under the purchase method. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to each step acquisition, most notably, inventory, mineral reserves and plant and equipment, and the final allocations will be made when completed. Accordingly, allocation of the purchase price related to each transaction is preliminary and subject to modification in the future. As of March 31, 2009, there have been no significant changes to the preliminary purchase price allocation since December 31, 2008.

NOTE 6 – INTANGIBLE ASSETS AND LIABILITIES

Following is a summary of intangible assets and liabilities at March 31, 2009 and December 31, 2008:

		(In Millions)
		March 31, 2009			December 31, 2008
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets	$108.9	$(3.2)	$105.7	$109.3	$(1.8)	$107.5
Leases	Intangible assets	3.1	(1.4)	1.7	3.1	(1.0)	2.1

Total intangible assets		$112.0	$(4.6)	$107.4	$112.4	$(2.8)	$109.6

Below-market sales contracts	Current liabilities	$(30.3)	$-	$(30.3)	$(30.3)	$-	$(30.3)
Below-market sales contracts	Long-term liabilities	(198.7)	15.1	(183.6)	(198.7)	15.1	(183.6)

Total below-market sales contracts		$(229.0)	$15.1	$(213.9)	$(229.0)	$15.1	$(213.9)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives. Permits are being amortized over estimated useful lives ranging from 15 to 28 years, and leases are being amortized over estimated useful lives ranging from 1.5 to 4.5 years. Amortization expense relating to intangible assets was $1.8 million for the three months ended March 31, 2009. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2009 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2009 (remaining nine months)	$5.1
2010	5.1
2011	5.1
2012	5.1
2013	5.0
2014	5.0

Total	$30.4

The below-market sales contracts are classified as a liability and recognized over the terms of the contracts, which range from 3.5 to 8.5 years. The following amounts will be recognized in earnings related to the below-market sales contracts for the remainder of fiscal year 2009 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2009 (remaining nine months)	$30.3
2010	30.3
2011	30.3
2012	27.0
2013	27.0
2014	25.0

Total	$169.9

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Condensed Consolidated Financial Position as of March 31, 2009 and December 31, 2008:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:

Interest Rate Swap		$-		$-	Derivative liabilities (current)	$2.7	Derivative liabilities (current)	$2.6

Total derivatives designated as hedging instruments under Statement 133		$-		$-		$2.7		$2.6

Derivatives not designated as hedging instruments under Statement 133:

Foreign Exchange Contracts	Derivative assets	$0.1	Derivative assets	$0.3	Derivative liabilities (current)	$62.5	Derivative liabilities (current)	$77.5
	Deposits and miscellaneous	0.2	Deposits and miscellaneous	0.6	Derivative liabilities (long-term)	25.1	Derivative liabilities (long-term)	34.3

Customer Supply Agreements	Derivative assets	30.1	Derivative assets	76.6				-

Benchmark Pricing Provision		-		-	Derivative liabilities (current)	11.8	Derivative liabilities (current)	7.7

United Taconite Purchase Provision		-		-	Derivative liabilities (current)	65.7	Derivative liabilities (current)	106.5

Total derivatives not designated as hedging instruments under Statement 133		$30.4		$77.5		$165.1		$226.0

Total derivatives		$30.4		$77.5		$167.8		$228.6

We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

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

To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of our outstanding hedges is recorded as an asset or liability on the consolidated balance sheet. Ineffectiveness is measured quarterly based on the “hypothetical derivative” method from Implementation Issue G7, Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method Is Not Applied. Accordingly, the calculation of ineffectiveness involves a comparison of the fair value of the interest rate swap and the fair value of a hypothetical swap, which has terms that are identical to the hedged item. To the extent the change in the mark-to-market on the hedge is equal to or less than the change in the mark-to-market on the hypothetical derivative, then the entire change is recorded in Other Comprehensive Income. If the change is greater, the ineffective portion will be recognized immediately in income. The amount charged to Other comprehensive income for the three months ended March 31, 2009 and 2008 was $0.1 million and $2.3 million, respectively. Derivative liabilities of $2.7 million and $2.6 million were recorded on the Statements of Condensed Consolidated Financial Position as of March 31, 2009 and December 31, 2008, respectively. There was no ineffectiveness recorded for the interest rate swap in the first quarter of 2009 or 2008.

The following summarizes the effect of our derivatives designated as hedging instruments on Other Comprehensive Income and the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2009 and 2008:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
	March 31,			March 31,			March 31,
	2009	2008		2009	2008		2009	2008
Interest Rate Swap	$-	$(1.4)	Interest Income/(Expense)	$-	$-	Non-Operating Income/(Expense)	$-	$-

Foreign Exchange Contracts (prior to de-designation)	-	13.4	Product Revenue	6.4	6.3	Miscellaneous - net	-	(4.4)

Total	$-	$12.0		$6.4	$6.3		$-	$(4.4)

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates in Australia as a result of our operations in Asia Pacific. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective July 1, 2008, we discontinued hedge accounting for these derivatives, but continue to hold these instruments as economic hedges to manage currency risk. At March 31, 2009, we had approximately $707 million of outstanding exchange rate contracts in the form of call options, collar options, convertible collar options and forward exchange contracts with varying maturity dates ranging from April 2009 to August 2011.

Upon de-designation of these cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2009, the mark-to-market adjustments resulted in a net unrealized loss of $3.3 million, based on a spot rate of 0.69 at March 31, 2009. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. For the three months ended March 31, 2009, we reclassified a $6.4 million gain out of Accumulated other comprehensive loss related to contracts that settled during the period, which was recorded as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the year ended March 31, 2009. For the three months ended March 31, 2008, ineffectiveness resulted in a loss of $4.4 million, which was recorded in Miscellaneous – net on the Statements of Unaudited Condensed Consolidated Operations. As of March 31, 2009, approximately $12.6 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. Of this amount, we estimate $12.3 million will be reclassified to Product revenues in the next 12 months upon settlement of the related contracts.

Customer Supply Agreements

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. These price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any given year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. We evaluated the embedded derivatives in the supply agreements in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative under the provisions of SFAS 133 and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized a reduction in Product revenues of $26.9 million and an increase in Product revenues of $26.0 million in the first quarter of 2009 and 2008, respectively, on the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $30.1 million and $76.6 million, respectively, on the March 31, 2009 and December 31, 2008 Statements of Condensed Consolidated Financial Position.

Benchmark Pricing Provision

Certain supply agreements primarily with our Asia Pacific Iron Ore customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing provisions. In accordance with SFAS 133, the pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the annual international benchmark price. We recognized approximately $26.7 million as Product revenues on the Statement of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2009, related to the shipment of approximately 0.7 million tonnes under these pricing provisions. As of March 31, 2009, the annual international benchmark prices have not yet settled. Therefore, we have recorded approximately $11.8 million and $7.7 million as current Derivative liabilities on the Statements of Condensed Consolidated Financial Position at March 31, 2009 and December 31, 2008, respectively.

United Taconite Purchase Provision

The purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite in 2008 contains a penalty provision in the event the 1.2 million tons of pellets, included as part of the purchase consideration, are not delivered by December 31, 2009. The penalty provision, which is not a fixed amount or a fixed amount per unit, causes net settlement in this arrangement, and therefore causes the obligation to be accounted for as a derivative instrument under the provisions of SFAS 133, which is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period until the pellets are delivered and the amounts are settled. As of March 31, 2009 and December 31, 2008, approximately 0.6 million tons and 0.2 million tons, respectively, had been delivered. A derivative liability of $65.7 million and $106.5 million, representing the fair value of the pellets that have not yet been delivered, was recorded as current Derivative liabilities on the Statement of Condensed Consolidated Financial Position as of March 31, 2009 and December 31, 2008, respectively. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

The following summarizes the effect of our derivatives, which are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2009 and 2008:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		March 31,
		2009	2008
Foreign Exchange Contracts	Product Revenues	$(3.8)	$15.5
Foreign Exchange Contracts	Other Income/(Expense)	(3.3)	-
Foreign Exchange Contracts	Miscellaneous - Net	-	(4.4)
Customer Supply Agreements	Product Revenues	(26.9)	26.0
Benchmark Pricing Provision	Product Revenues	(4.1)	-
United Taconite Purchase Provision	Product Revenues	40.8	-

Total		$2.7	$37.1

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted the provisions of FASB Statement No. 157 (“SFAS 157”) as of January 1, 2008, with respect to financial instruments, and as of January 1, 2009, with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. No transition adjustment was necessary upon the adoption of SFAS 157. We have also applied the provisions of FSP FAS 157-3 in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157.

The following represents the assets and liabilities of the Company measured at fair value in accordance with SFAS 157 at March 31, 2009 and December 31, 2008:

	(In Millions)
	March 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.1	$6.8	$-	$6.9
Derivative assets	-	-	30.1	30.1
Marketable securities	12.4	-	-	12.4
Foreign exchange contracts	-	0.3	-	0.3

Total	$12.5	$7.1	$30.1	$49.7

Liabilities:
Interest rate swap	$-	$2.7	$-	$2.7
Foreign exchange contracts	-	87.6	-	87.6
Derivative liabilities	-	-	77.5	77.5

Total	$-	$90.3	$77.5	$167.8

	December 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$40.4	$-	$-	$40.4
Derivative assets	-	-	76.6	76.6
Marketable securities	10.9	0.3	-	11.2
Foreign exchange contracts	-	0.9	-	0.9

Total	$51.3	$1.2	$76.6	$129.1

Liabilities:
Interest rate swap	$-	$2.6	$-	$2.6
Foreign exchange contracts	-	111.8	-	111.8
Derivative liabilities	-	-	114.2	114.2

Total	$-	$114.4	$114.2	$228.6

Financial assets classified in Level 1 at March 31, 2009 and December 31, 2008 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2009 and December 31, 2008, such derivative financial instruments include substantially all of our foreign exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and foreign exchange hedge contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates, creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

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

The derivative financial liabilities classified within Level 3 are comprised of various instruments. One of the instruments is a derivative included in the purchase agreement for the 2008 acquisition of the remaining 30 percent interest in United Taconite. The agreement contains a penalty provision in the event the 1.2 million tons of pellets, included as part of the purchase consideration, are not delivered by a specified date. The derivative instrument associated with the undelivered pellets is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period, using a market approach, until the pellets are delivered and the amounts are settled. The fair value of the instrument is determined based on the remaining amount of tons to be delivered, the percentage of estimated iron units and the current Eastern Canadian pellet price per iron unit, and also takes into consideration current market conditions and other risks, including nonperformance risk.

Level 3 derivative liabilities also consist of freestanding derivatives related to certain supply agreements with our Asia Pacific customers that provide for revenue or refunds based on the ultimate settlement of the 2009 international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the 2009 annual international benchmark price and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis in accordance with SFAS 157 at March 31, 2009 or December 31, 2008.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and the year ended December 31, 2008:

	(In Millions)
	March 31, 2009		December 31, 2008
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Beginning balance - January 1	$76.6	$114.2	$53.8	$-
Total gains (losses)
Included in earnings	(26.9)	1.2	386.0	(50.6)
Included in other comprehensive income	-	-	-	-
Settlements	(19.6)	(42.0)	(363.2)	(24.2)
Transfers in (out) of Level 3	-	4.1	-	189.0

Ending balance	$30.1	$77.5	$76.6	$114.2

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$(26.9)	$(0.1)	$225.5	$(50.6)

Gains included in earnings are reported in Product revenue on the Statement of Consolidated Operations for the three months ended March 31, 2009 and the year ended December 31, 2008.

NOTE 9 – DEBT AND CREDIT FACILITIES

North America

On June 25, 2008, we entered into a $325 million private placement consisting of $270 million of 6.31 percent Five-Year Senior Notes due June 15, 2013, and $55 million of 6.59 percent Seven-Year Senior Notes due June 15, 2015. Interest will be paid on the notes for both tranches on June 15 and December 15 until their respective maturities. The notes are unsecured obligations with interest and principal amounts guaranteed by certain of our subsidiaries. The notes and guarantees were not required to be registered under the Securities Act of 1933, as amended, and were placed with qualified institutional investors. We used the proceeds to repay senior unsecured indebtedness and for general corporate purposes.

The terms of the notes contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2009, we were in compliance with the financial covenants in the note purchase agreement.

We entered into a five-year unsecured credit facility on August 17, 2007, which provides $800 million in borrowing capacity, comprised of $200 million in term loans and $600 million in revolving loans, swing loans and letters of credit. Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. The credit facility has two financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2009, we were in compliance with the financial covenants in the credit agreement.

As of March 31, 2009 and December 31, 2008, no revolving loans were drawn under the credit facility, and the principal amount of letter of credit obligations totaled $21.1 million and $21.5 million, respectively. We also had $200 million drawn in term loans, with $578.9 million and $578.5 million of borrowing capacity available under the $800 million credit facility at March 31, 2009 and December 31, 2008, respectively. The weighted average annual interest rate for outstanding revolving and term loans under the credit facility was 1.56 percent and 5.02 percent as of March 31, 2009 and December 31, 2008, respectively. After the effect of interest rate hedging, the respective weighted average annual borrowing rates were 3.36 percent and 5.10 percent.

Asia Pacific

On February 9, 2009, Asia Pacific Iron Ore amended its A$40 million ($27.3 million) multi-option facility. The original facility provides credit for short-term working capital and contingent instruments, such as performance bonds. The amended facility includes an additional A$80 million ($54.7 million) cash facility. The outstanding bank commitments on the A$40 million multi-option facility totaled A$26.4 million ($18.0 million) and A$27.2 million ($18.8 million) in performance bonds, reducing borrowing capacity to A$13.6 million ($9.3 million) and A$12.8 million ($8.8 million) at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, there were no funds drawn under the cash facility. The facility agreement contains financial covenants as follows: (1) debt to earnings ratio and (2) interest coverage ratio. The amendments to the facility did not cause any change to the financial covenants in place. As of March 31, 2009, we were in compliance with the financial covenants of the credit facility agreement. We have provided a guarantee of the combined facilities, along with certain of our Australian subsidiaries.

Latin America

At March 31, 2009 and December 31, 2008, Amapá had total project debt outstanding of approximately $495 million and $493 million, respectively, for which we have provided a several guarantee on our 30 percent share. Our estimate of the aggregate fair value of the outstanding guarantee is $6.7 million as of March 31, 2009, which is reflected in Other Liabilities on the Statements of Condensed Consolidated Financial Position. Amapá and its lenders have agreed to suspend all operating and financial loan covenants with the exception of debt to equity ratio requirements through June 30, 2009.

Substantially all of our financial debt instruments are carried at fair value or contracted amounts that approximate fair value.

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.0 million and $4.8 million for the three months ended March 31, 2009 and 2008, respectively. Capital leases were $123.1 million and $73.9 million at March 31, 2009 and December 31, 2008, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $22.1 million and $18.3 million at March 31, 2009 and December 31, 2008, respectively.

In January 2009, Asia Pacific Iron Ore entered into a sale-leaseback arrangement. Under the arrangement, we sold 420 rail cars and leased them back for a period of 10 years. The leaseback has been accounted for as a capital lease. We recorded assets and liabilities under the capital lease of $42.7 million, reflecting the lower of the present value of the minimum lease payments or the fair value of the asset. No material gain or loss was realized as a result of the transaction.

Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2009 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2009 (April 1 - December 31)	$14.0	$18.6
2010	17.5	24.3
2011	17.2	18.8
2012	16.9	14.4
2013	15.8	14.6
2014 and thereafter	64.8	29.3

Total minimum lease payments	146.2	$120.0

Amounts representing interest	42.2

Present value of net minimum lease payments	$104.0

NOTE 11 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $111.2 million and $117.1 million at March 31, 2009 and December 31, 2008, respectively. Payments in the first three months of 2009 were $0.8 million compared with $6.2 million for the full year in 2008. The following is a summary of the obligations at March 31, 2009 and December 31, 2008:

	(In Millions)
	March 31, 2009	December 31, 2008
Environmental	$16.1	$16.4
Mine closure
LTVSMC	13.5	13.9
Operating mines:
North American Iron Ore	44.8	44.1
North American Coal	25.2	31.1
Asia Pacific Iron Ore	7.8	7.8
Other	3.8	3.8

Total mine closure	95.1	100.7

Total environmental and mine closure obligations	111.2	117.1
Less current portion	7.4	12.2

Long term environmental and mine closure obligations	$103.8	$104.9

Environmental

The Rio Tinto Mine Site

The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a consent order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. As of March 31, 2009, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.

During the first quarter of 2009, the parties reached agreement on the allocation percentages for a negotiated remedy, which is expected to be formalized in an allocation agreement in the second quarter of 2009. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2009. We have recorded an estimated environmental liability of $10.7 million on the Statements of Condensed Consolidated Financial Position as of March 31, 2009 and December 31, 2008.

United Taconite Air Emissions Matter

On March 27, 2008, United Taconite received a DSA from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 when we first acquired our interest in the mine. In the interest of resolving this matter with MPCA, United Taconite signed a stipulated agreement during the first quarter of 2009, which requires the facility to, among other things, install continuous emissions monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and retire emissions allowances. We do not expect this matter to have a material impact on our consolidated financial statements.

Mine Closure

The mine closure obligations are for our four consolidated North American operating iron ore mines, our three consolidated North American operating coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2009 and the year ended December 31, 2008:

	(In Millions)
	March 31, 2009	December 31, 2008 (1)
Asset retirement obligation at beginning of period	$86.8	$96.0
Accretion expense	1.6	7.3
Reclassification adjustments	-	1.0
Exchange rate changes	(0.1)	(3.1)
Revision in estimated cash flows	(6.7)	(14.4)

Asset retirement obligation at end of period	$81.6	$86.8

    (1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2008.

NOTE 12 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2009 and 2008:

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2009	2008	2009	2008
Service cost	$3.5	$3.1	$1.2	$0.8
Interest cost	10.9	10.0	4.4	3.7
Expected return on plan assets	(10.0)	(12.4)	(2.3)	(2.7)
Amortization:
Prior service costs (credits)	1.0	0.9	0.4	(1.4)
Net actuarial losses	6.7	2.2	2.5	1.4
Transition asset	-	-	-	(0.8)

Net periodic benefit cost	$12.1	$3.8	$6.2	$1.0

We made quarterly OPEB contributions of $14.9 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

As a result of an IRS Notice issued in March 2009, which provided new guidance regarding the assumptions to be used in determining annual funding requirements under the Pension Protection Act, our estimated pension funding requirement during 2009 will be reduced by approximately $33 million.

NOTE 13 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 9, 2009, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan (“Plan”) for the performance period 2009-2011. A total of 552,100 shares were granted under the award, consisting of 406,170 in performance shares and 145,930 in restricted share units. At March 31, 2009, 2,490,637 shares remain available for grant under the Plan.

Each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee in its discretion. The performance shares granted under the Plan vest over a period of three years and measure performance on the basis of two factors, 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow, and are intended to be paid out in common shares.

Determination of Fair Value

The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. Consistent with the guidelines of SFAS 123(R), a correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

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

The following assumptions were utilized to estimate the fair value for the 2009 performance share grant:

Plan Year	Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
2009	March 9, 2009	$ 12.96	2.81	85.8%	1.43%	2.72%	$4.90	37.83%

The fair value of the restricted share units is determined based on the closing price of the Company’s shares on the grant date. The restricted share units granted under the Plan vest over a period of three years.

Upon the occurrence of a change in control, all performance shares and restricted share units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

Nonemployee Directors

There were no shares awarded to nonemployee directors under our Directors’ Plan during the three months ended March 31, 2009.

NOTE 14 – INCOME TAXES

Our total tax provision for the first three months of 2009 is $1.1 million which includes $0.5 million of interest related to unrecognized tax benefits recorded as a discrete item. The effective tax rate for the first three months of 2009 is approximately 40 percent. Our 2009 expected effective tax rate for the full year is approximately 23 percent, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

At March 31, 2009, our valuation allowance maintained against certain gross deferred tax assets increased by $6.3 million from December 31, 2008 to fully offset an increase in future tax benefits for year-to-date ordinary losses of certain foreign operations for which future utilization is currently uncertain. In the tax provision for the first three months of 2009, the valuation allowance is offset by benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

At March 31, 2009, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

At January 1, 2009, we had $53.7 million of unrecognized tax benefits. If the $53.7 million were recognized, $50.7 million would impact the effective tax rate. It is reasonably possible that a decrease of up to $30.2 million in unrecognized tax benefit obligations will occur within the next 12 months due to expected settlements with the taxing authorities. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2009, we accrued an additional $0.5 million of interest relating to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2003 forward for the United States, 1993 forward for Canada and 1994 forward for Australia.

NOTE 15 – CAPITAL STOCK

Preferred Stock

On January 13, 2009, we announced that the trading price condition for the conversion right of our 3.25 percent redeemable cumulative convertible perpetual preferred stock had been satisfied and, as a result, holders could surrender their shares for conversion at any time. The trading price condition for the preferred shares was satisfied because the closing share price of our common shares for at least 20 of the last 30 trading days of the fiscal 2008 fourth quarter exceeded 110 percent of the then applicable conversion price of the preferred stock. The preferred stock was also convertible during each of the previous 16 fiscal quarters due to the satisfaction of the trading price condition during the applicable periods of the relevant preceding fiscal quarters.

In addition to announcing the convertibility of the shares, on January 13, 2009, we also provided the required notice of our intent to redeem the 205 convertible preferred shares that remained outstanding at December 31, 2008. As a result, holders of the preferred stock could elect to convert their shares in lieu of having them redeemed, provided that surrender for conversion occurred on or prior to February 11, 2009. The conversion rate of 133.0646 common shares per share of preferred stock equates to a conversion price of approximately $7.52 per common share, subject to adjustment in certain circumstances, including payment of dividends on the common shares.

As of February 11, 2009, all remaining preferred shares had been converted to 27,278 shares of common stock at a conversion rate of 133.0646. Total common shares are being issued out of treasury.

Common Stock

On January 13, 2009, a quarterly cash dividend of $0.0875 per common share was declared. A cash payment to shareholders of record as of February 17, 2009 was paid on March 2, 2009.

In March 2009, we announced our intent to list our common shares on the Professional Compartment of NYSE Euronext Paris (“Euronext”). On March 31, 2009, the French Autorité des marchés financiers (AMF) approved the prospectus and correspondingly granted a visa number for admission of our common shares to listing and trading on Euronext. Our shares began trading on Euronext on April 6, 2009 under the symbol “CLF” and are denominated in Euros on the Paris venue. The cross listing does not result in changes to our capital structure, share count, or current stock-listings and is intended to promote additional liquidity for investors as well as provide greater access to our shares in Euro-zone markets and currencies.

NOTE 16 – COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) for the three months ended March 31, 2009 and 2008:

	(In Millions)
	Three Months Ended March 31,
	2009	2008
Net income (loss) attributable to Cliffs	$(7.4)	$16.7
Other comprehensive income:
Unrealized net gain (loss) on marketable securities - net of tax	1.1	(0.6)
Foreign currency translation	(1.1)	43.9
Amortization of net periodic benefit - net of tax	12.2	3.1
Unrealized loss on interest rate swap - net of tax	-	(1.4)
Unrealized gain (loss) on derivative financial instruments	(6.4)	5.5

Total other comprehensive income	5.8	50.5

Total comprehensive income (loss)	$(1.6)	$67.2

NOTE 17 – EARNINGS (LOSS) PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended March 31,
	2009	2008
Net income (loss) attributable to Cliffs	$(7.4)	$16.7
Preferred stock dividends	-	(0.9)

Income (loss) applicable to common shares	$(7.4)	$15.8

Weighted average number of shares:
Basic	113.2	89.9
Employee stock plans	-	0.4
Convertible preferred stock	-	14.6

Diluted	113.2	104.9

Earnings (loss) per common share attributable to Cliffs shareholders - Basic	$(0.07)	$0.18

Earnings (loss) per common share attributable to Cliffs shareholders - Diluted	$(0.07)	$0.16

For the three months ended March 31, 2009, approximately 0.5 million shares related to employee stock plans were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On July 17, 2008, Asia Pacific Iron Ore entered into an agreement to upgrade the rail line used for its operations. The upgrade is being performed to mitigate the risk of derailment and reduce service disruptions by providing a more robust infrastructure. The improvements include the replacement of 120 kilometers of rail and associated parts. As a result, we have incurred a purchase commitment of approximately $30 million for maintenance and improvements to the rail structure. As of March 31, 2009, capital expenditures related to this purchase were approximately $24 million. Remaining expenditures of approximately $6 million will be made throughout 2009, with the first phase of the project expected to be completed by May 2009.

In 2008, we incurred an additional capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $83 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of March 31, 2009, capital expenditures related to this purchase were approximately $29 million. Remaining expenditures of approximately $39 million and $15 million are scheduled to be made in 2009 and 2010, respectively. We are currently in discussions with the supplier regarding revised payment and delivery terms.

Contingencies

Litigation

We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling our products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements. Refer to Part II – Item 1, Legal Proceedings, for additional information.

NOTE 19 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2009 and 2008 is as follows:

	(In Millions)
	2009	2008
Capital additions	$75.0	$51.7
Cash paid for capital expenditures	30.4	34.2

Difference	$44.6	$17.5

Non-cash accruals	$1.7	$0.2
Capital leases	42.9	17.3

Total	$44.6	$17.5

Refer to NOTE 10 – LEASE OBLIGATIONS for further information.

NOTE 20 – SUBSEQUENT EVENTS

Temporary Production Curtailments

On April 9, 2009, we initiated further steps at our coal mines in West Virginia and Alabama to align 2009 production with customer demand in response to the global economic slowdown and its impact on demand for metallurgical coal used by the steel industry. In West Virginia, production has been idled at our Green Ridge mines indefinitely, and our Pinnacle mine has halted production for approximately two months. Layoffs associated with the idling of the Green Ridge mines and reduced operations at the Pinnacle preparation plant affect 90 employees. The production curtailment at the Pinnacle mine will affect approximately 200 employees. In Alabama, operating levels have also been reduced, resulting in the layoff of approximately 65 employees at our Oak Grove mine and Concord preparation plant. These production adjustments result in a current 2009 annual operating rate of approximately two million tons. We are currently evaluating the impact this will have on our consolidated financial statements.

Subsidence of Cockatoo Island Seawall

On April 24, 2009, an unanticipated subsidence of a seawall currently under construction occurred at our Cockatoo Island joint venture in Western Australia. As a result, production from the mine will be delayed. Preliminarily, production is expected to resume in the fourth quarter of 2009 upon completion of the seawall. We previously anticipated production to resume at Cockatoo Island in the third quarter of 2009.

Operations other than those involving the seawall will continue while we undertake a comprehensive review to determine the cause of the subsidence. While a full environmental assessment is underway, it is believed any environmental impact will be minimal and similar to normal levels during construction activities in the area. We are currently evaluating the impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on SEC Form 10-K for the year ended December 31, 2008 as well as other publicly available information.

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

In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and two coking coal mining complexes located in West Virginia and Alabama. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma Coal, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, as well as a number of smaller greenfield projects not yet in production.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. However, the current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. Global crude steel production, a significant driver of our business, is currently down approximately 23 percent from last year, with even greater production declines in the United States and Europe. In addition, the mining industry has seen a reduction in high cost operations, and the credit environment is expected to limit the funding and expansion capabilities of many mining companies.

Consolidated revenues for the first three months of 2009 decreased to $464.8 million, with a net loss of $0.07 per diluted share. This compares with revenues of $494.4 million and net income of $0.16 per diluted share for the first three months of 2008. In response to the economic downturn and its impact on the global steel industry, we initiated production curtailments during the first quarter at our North American mines necessary to align output with lower demand and optimize inventory. In Asia Pacific, we have negotiated provisional pricing arrangements to reflect the decline in steel demand and prices, with final pricing to be based upon 2009 benchmark prices, which are expected to settle lower than 2008 prices. Throughout the first quarter of 2009, we continued to focus on cash conservation and generation from our business operations as well as reduction of any discretionary capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current environment.

Segments

We organize our business according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore. The Asia Pacific Coal and Latin American Iron Ore operating segments do not meet the criteria for reportable segments.

All North American business segments are headquartered in Cleveland, Ohio. Our shared services groups which support the North American business segments are located in Duluth, Minnesota. Our Technology Group is located in Ishpeming, Michigan. Our Asia Pacific headquarters is located in Perth, Australia, and our Latin American headquarters is located in Rio de Janeiro, Brazil. Cliffs International Mineração Brasil Ltda. and Cliffs Natural Resources Pty Ltd provide technical and administrative support for our assets in Latin America and Australia, respectively, as well as new business development services in these regions. See NOTE 2 – SEGMENT REPORTING for further information.

Growth Strategy, Strategic Transactions and Other Significant Developments

We expect to increase our operating scale and presence as an international mining and natural resources company by expanding both geographically and through the minerals that we mine and market. Our growth through investments in North America, Australia and Latin America, as well as acquisitions in minerals outside of iron ore, such as coal, illustrates the execution of this growth strategy. While ever-conscious of the challenges associated with the current economic environment, we continue to identify low-risk opportunities to grow and, at the same time, position ourselves to address the uncertainties that lie ahead.

Results of Operations – Consolidated

Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009, consolidated revenues decreased to $464.8 million, with a net loss of $0.07 per diluted share. This compares with revenues of $494.4 million and net income of $0.16 per diluted share for the first three months of 2008.

Revenue from Product Sales and Services

Sales revenue for the first three months of 2009 decreased $29.6 million, or 6 percent, compared with the first quarter of 2008. The decrease in sales revenue was primarily due to lower sales volumes related to our North American business operations as a result of the current volatility and uncertainty in global markets, which has led to production slowdowns in the steel industry. In response to the current economic conditions, we initiated production curtailments in the first quarter at our North American mines in order to align output with the lower demand and optimize inventory. The decline in revenue was partially offset by increases in both sales price and volume at our Asia Pacific operations.

As a result of the deteriorating market conditions that continued throughout the first quarter of 2009, revenues related to our North American Iron Ore and Coal segments decreased approximately $90.5 million and $37.4 million, respectively, from the comparable prior year period. Based upon the economic downturn and the resulting impact on demand, sales volumes declined approximately 27 percent at North American Iron Ore and 51 percent at North American Coal. For the first three months of 2009, revenue was also reduced by approximately $26.9 million related to supplemental steel payments as a result of the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers. This compares with an increase in revenue of $26.0 million in the first quarter of 2008. In addition, North American Coal curtailed production at Pinnacle during February and continued to be challenged with longwall development issues and production delays at Oak Grove.

In Asia Pacific, we have negotiated provisional pricing arrangements to reflect the decline in steel demand and prices, with final pricing to be based upon 2009 Australian benchmark prices. Through the first quarter of 2008, we had not yet realized the impact of the significant 2008 price increases based on the timing of pricing settlements. Therefore, revenue for the first three months of 2008 reflected pricing levels lower than the anticipated 2009 benchmark settlement, thereby contributing to higher revenues at our Asia Pacific Iron Ore segment for the first quarter of 2009 compared with the same period in 2008. The discounted pricing provisions also contributed to higher sales volume during the current period.

Cost of Goods Sold

Cost of goods sold in the first quarter of 2009 was $422.4 million, an increase of $10.4 million, or 3 percent over the comparable prior year period. The increase in cost of goods sold was primarily due to higher costs of production combined with increased sales volume at Asia Pacific Iron Ore. The impact of the Asia Pacific Iron Ore and United Taconite step acquisition in the second half of 2008 also contributed to the increase in costs over the prior year quarter.

The overall increase in cost of goods sold was partially offset by lower costs at our North American business operations as a result of declines in volume and cost reductions during the quarter related to ongoing cash conservation efforts that have been reinforced in light of the current economic environment. Costs were also favorably impacted in the first quarter of 2009 by approximately $39.4 million related to favorable foreign exchange rates as well as lower fuel and energy costs primarily related to our North American and Asia Pacific iron ore operations, which together decreased approximately $19.2 million compared with the first quarter of 2008.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three months ended March 31, 2009 and 2008:

	(In Millions)
	2009	2008	Variance Favorable/ (Unfavorable)
Royalties and management fee revenue	$2.4	$3.8	$(1.4)
Selling, general and administrative expenses	(31.8)	(44.6)	12.8
Miscellaneous - net	(1.6)	1.0	(2.6)

	$(31.0)	$(39.8)	$8.8

The decrease in selling, general and administrative expense of $12.8 million in the first quarter of 2009 compared with the same period in 2008 is primarily the result of an increased focus on cost reduction efforts due to the current economic conditions. In particular, outside professional service and legal fees associated with the expansion of our business declined approximately $4.9 million during the current period. Expenses at our Asia Pacific Iron Ore segment were $1.6 million higher than the comparable prior year period, reflecting higher employment costs and outside professional services to support business development and improvement efforts. In addition, selling, general and administrative expense in the comparable period of the prior year was impacted by a charge in the first quarter of 2008 of approximately $6.8 million in connection with a legal case.

Other income (expense)

Following is a summary of other income (expense) for the three months ended March 31, 2009 and 2008:

	(In Millions)
	2009	2008	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$(3.3)	$-	$(3.3)
Interest income	3.4	5.6	(2.2)
Interest expense	(9.3)	(7.2)	(2.1)
Other non-operating income - net	0.5	-	0.5

	$(8.7)	$(1.6)	$(7.1)

The impact of changes in the fair value of our foreign currency contracts on the Statement of Unaudited Condensed Consolidated Operations in the first quarter of 2009 primarily relates to the de-designation of the foreign currency cash flow hedges for accounting purposes. We are required to record on our Statements of Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. Previously, when the derivative instruments were designated as cash flow hedges, the mark-to-market adjustments related to the effective portions of the hedges were recorded as a component of Other comprehensive income. Upon de-designation of the cash flow hedges, effective July 1, 2008, the instruments are prospectively marked to fair value, and the adjustments resulting from changes in the market value of these derivative instruments are recorded as an unrealized gain or loss each reporting period. The following table represents our foreign currency derivative contract position as of March 31, 2009:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$450.5	0.80	0.69	$(62.5)
Contracts expiring in the next 13 to 24 months	148.0	0.74	0.69	(19.1)
Contracts expiring in the next 25 to 36 months	37.0	0.77	0.69	(6.0)

Total	$635.5	0.78	0.69	$(87.6)

AUD Call Options (2)
Contracts expiring in the next 12 months	$43.5	0.88	0.69	$0.1
Contracts expiring in the next 13 to 24 months	28.0	0.90	0.69	0.2
Contracts expiring in the next 25 to 36 months	-	-	-	-

Total	$71.5	0.88	0.69	$0.3

Total Hedge Contract Portfolio	$707.0			$(87.3)

(1) Includes collar options, convertible collar options and forward exchange contracts.

(2) AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The unrealized mark-to-market fluctuations are related to changes in the spot rates which are correlated to the depreciation of the Australian dollar relative to the United States dollar during the period. In addition, the amount of outstanding contracts in our foreign exchange hedge book decreased from $869 million at December 31, 2008 to $707 million as of March 31, 2009 as a result of the expiration of contracts upon maturity. During the first quarter of 2009, approximately $160 million of outstanding contracts matured, resulting in a cumulative net realized loss of $27.1 million since inception of the contracts.

The decrease in interest income for the first three months of 2009 compared with the comparable period of 2008 is attributable to a decline in cash and investments held by Cliffs Asia Pacific during the year coupled with lower overall average returns. Investment returns were lower in the first quarter of 2009 as a result of market declines. The increase in interest expense for the first three months of 2009 is attributable to higher interest rates associated with borrowings under our senior notes. Total debt outstanding at March 31, 2009 was $525 million at an average interest rate of 5.22 percent, compared with total debt outstanding of $600 million at a rate of 3.85 percent at March 31, 2008. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax provision for the three months ended March 31, 2009 and 2008 was $1.1 million and $14.3 million, respectively. The effective rate for the three months ended March 31, 2009 was approximately 40 percent compared to 34.5 percent for the three months ended March 31, 2008. The decrease in the tax provision is partially attributable to lower pre-tax book income. In addition, the total tax provision for the first three months of 2009 includes $0.5 million of interest related to unrecognized tax benefits recorded as a discrete item. The $6.3 million valuation allowance on ordinary losses of certain foreign operations is offset by benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

The total tax provision for the first three months of 2008 includes a $4.0 million valuation allowance on ordinary losses of certain foreign operations. Approximately 10 percent of the 34.5 percent effective tax rate relates to the $4.0 million valuation allowance.

For the full year 2009, we expect an effective tax rate of approximately 23 percent, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 14 – INCOME TAXES for further information.

Equity Loss in Ventures

The equity loss in ventures for the three months ended March 31, 2009 of $9.2 million primarily represents our share of the operating results of our equity method investment in Amapá. Such results consist of start-up and operating losses of $9.1 million. This compares with a loss of $6.9 million for the first three months of 2008. The negative operating results in each year are mainly due to slower than anticipated ramp-up of operations and product yields.

We evaluate the loss in value of our equity method investments each reporting period to determine whether the loss is other than temporary. Based upon the increase in equity losses resulting from start-up costs and production delays, which continued into the first quarter of 2009, we determined that indicators of impairment may exist relative to our investment in Amapá. Accordingly, we performed an assessment of the potential impairment of our investment during the first quarter of 2009 using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value as of March 31, 2009. Based upon the analysis performed, we have determined that our investment is not impaired. In addition, we will continue to evaluate the results of our investment on a quarterly basis while monitoring the declines in pricing and the potential impact on our business as a result of the recent economic downturn in the industry.

Results of Operations – Segment Information

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

Three Months Ended March 31, 2009 and 2008

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended March 31, 2009 and 2008:

	(In Millions)
	Three Months Ended		Change due to
	March 31,		Sales price	Sales	Idle/Period	Freight and	Total
	2009	2008	and rate	volume	Costs	reimbursements	change
Revenues from product sales and services	$188.3	$278.8	$0.5	$(55.8)	$-	$(35.2)	$(90.5)
Cost of goods sold and operating expense	(203.3)	(214.2)	(31.3)	37.5	(30.5)	35.2	10.9

Sales margin	$(15.0)	$64.6	$(30.8)	$(18.3)	$(30.5)	$-	$(79.6)

Sales tons	2.0	2.7

The decrease in revenue for the first three months of 2009 compared with the same period in 2008 is primarily attributable to lower sales volume. The decline in sales volume during the first quarter of 2009 is a result of the current volatility and uncertainty in global markets, which has led to production curtailments and lower demand in the steel industry. Revenue was also reduced in the first quarter of 2009 by approximately $26.9 million related to supplemental steel payments compared with an increase of $26.0 million in the first quarter of 2008. The decrease in the current period is attributable to the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers.

The decrease in cost of goods sold and operating expense in the first quarter of 2009 is primarily due to the decline in volume and cost reductions in relation to ongoing cash conservation efforts. In addition, fuel and energy costs decreased approximately $18.2 million compared with the first quarter of 2008. These decreases were partially offset by idle expense of approximately $30.5 million related to production curtailments during the current period, higher production costs of approximately $24.5 million primarily related to increased labor rates totaling $13.4 million as a result of the new USW labor agreement that was entered into during the third quarter of 2008, and an increase of approximately $6.8 million related to the impact of the 2008 United Taconite step acquisition.

Production

Following is a summary of iron ore production tonnage for 2009 and 2008:

	(In Millions) (1)
	First Quarter
Mine	2009	2008
Empire	0.9	1.2
Tilden	0.9	1.6
Hibbing	1.4	2.0
Northshore	1.0	1.3
United Taconite	0.9	1.2
Wabush	0.7	1.0

Total	5.8	8.3

Cliffs’ share of total	3.9	5.2

(1)	Long tons of pellets (2,240 pounds).

In response to the economic downturn, we have executed plans to reduce production at our six North American Iron Ore mines to approximately 14.7 million equity tons. This compares with 2008 production of 22.9 million equity tons. In February 2009, we announced production curtailments and temporary facility shutdowns that affected our Hibbing and Northshore mining and pelletizing operations in Minnesota. At Hibbing, annual 2009 pellet production was reduced by an additional 2.75 million tons. This production adjustment represents a 50 percent decrease from the mine’s original 2009 plan to produce 5.5 million tons. The reduction was accomplished by idling a second of the facility’s three pelletizing furnaces at the end of March and initiating a complete shutdown of the facility for approximately 15 weeks beginning in May. One pelletizing line is then expected to restart at the beginning of September, which will operate through the end of 2009 to reach the anticipated total pellet production of 2.75 million tons. In addition, as a result of the production curtailment, employee headcount will be reduced by approximately 83 employees, with layoffs commencing at the end of April 2009.

At Northshore, a six-week production shutdown will occur starting in April. The curtailment will reduce production at Northshore to approximately 3.7 million tons in 2009. Northshore anticipates restarting its two larger pelletizing lines mid-May.

Based on current market uncertainties and corresponding blast furnace capacity utilization in North America, we continue to monitor the marketplace and will adjust our production plans for 2009 accordingly.

North American Coal

Following is a summary of North American Coal results for the three months ended 2009 and 2008:

	(In Millions, except tonnage)
	Three Months Ended		Change due to
	March 31,		Sales price	Sales	Idle cost/Production	Freight and	Total
	2009	2008	and rate	volume	volume variance	reimbursements	change
Revenues from product sales and services	$56.5	$93.9	$7.1	$(40.9)	$-	$(3.6)	$(37.4)
Cost of goods sold and operating expense	(85.3)	(96.4)	(2.1)	37.4	(27.8)	3.6	11.1

Sales margin	$(28.8)	$(2.5)	$5.0	$(3.5)	$(27.8)	$-	$(26.3)

Sales tons (in thousands)	494	998

We reported losses of $28.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in revenue during the first quarter of 2009 is primarily attributable to lower sales volume as a result of the current economic downturn and its impact on the global steel industry, which has led to a decline in demand for steel-making products.

Lower sales volume in the first quarter of 2009 also contributed to the decrease in cost of goods sold and operating expense during the period. The decrease in costs was also driven by production curtailments and headcount reductions at our Pinnacle complex during the period resulting in lower production-related costs, including maintenance, supplies, labor and amortization. Spending on operating supplies and maintenance costs was reduced during the quarter as a result of ongoing cash conservation efforts in light of the current economic environment. These decreases were partially offset by the impact of lower production of approximately $22.9 million related to extended longwall development at Oak Grove as a result of higher levels of methane gas, unplanned geological conditions and lower productivity. In addition, we incurred idle expense of approximately $4.9 million related to production curtailments during the first quarter of 2009.

Production

Following is a summary of coal production tonnage for 2009 and 2008:

	(In Thousands) (1)
	First Quarter
	2009	2008
Mine:
Pinnacle complex	302	632
Oak Grove	135	377

Total	437	1,009

(1) Tons are short tons (2,000 pounds).

We temporarily halted production at our Pinnacle complex in February 2009 in order to balance our production and inventory with customer demand. Pinnacle produces metallurgical coal for the steel industry. Metallurgical coal demand has been reduced as the steel industry has cut back production in response to the global economic slowdown. The Pinnacle and Green Ridge mines both halted production during February 2009, while the preparation plant continued to operate on a reduced schedule to serve customer requirements.

In April 2009, we initiated further plans to align 2009 production with customer demand in response to the global economic slowdown and its impact on demand for metallurgical coal used by the steel industry. In West Virginia, production has been idled at our Green Ridge mines indefinitely, and our Pinnacle mine has halted production for approximately two months. In Alabama, operating levels have also been reduced at our Oak Grove mine. These production adjustments result in a current 2009 annual operating rate of approximately 2 million tons. This compares with 2008 production of 3.5 million tons.

We also continue to be challenged with adverse geological conditions across the mines and experienced lower than planned production levels at our Oak Grove mine in the first quarter of 2009 as a result of delays associated with development of the longwall.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2009 and 2008:

	(In Millions)
	Three Months Ended		Change due to
	March 31,		Sales price	Sales	Total
	2009	2008	and rate	volume	change
Revenues from product sales and services	$166.7	$117.5	$43.2	$6.0	$49.2
Cost of goods sold and operating expense	(109.2)	(96.1)	(8.0)	(5.1)	(13.1)

Sales margin	$57.5	$21.4	$35.2	$0.9	$36.1

Sales tons	2.2	2.1

Revenue for the first quarter of 2009 increased over the same period in 2008 as a result of increases in both sales price and volume. In Asia Pacific, we have negotiated provisional pricing arrangements with certain of our customers to reflect the decline in steel demand and prices, with final pricing being based upon 2009 Australian benchmark prices. Although the 2009 Australian benchmark prices for lump and fines are expected to settle below 2008 prices, through the first quarter of 2008, we had not yet realized the impact of the significant 2008 price increases based on the timing of pricing settlements. Therefore, revenue for the first three months of 2008 reflected pricing levels lower than the anticipated 2009 benchmark settlement, thereby contributing to higher revenues at our Asia Pacific Iron Ore segment for the first quarter of 2009 compared with the same period in 2008. The discounted pricing provisions have also contributed to higher sales volume during the current period.

Cost of goods sold and operating expenses for the first three months of 2009 increased over the comparable prior year period primarily due to higher costs of production combined with increased sales volume. Costs increased approximately $18.1 million during the first quarter of 2009 as a result of long-term stockpile utilization, higher maintenance repairs and contract labor expenditures arising from inflationary pressures. Costs were also negatively impacted in the first quarter of 2009 by increased royalty payments of $7.9 million due to higher revenues and increased shipping costs of $5.3 million as a result of freight incentives being offered. In addition, the current period was impacted by approximately $22.5 million related to the acquisition of the remaining ownership interest in Asia Pacific Iron Ore, which occurred during the second half of 2008. Increases in cost were partially offset by favorable exchange rate variances of $39.4 million combined with lower fuel and energy costs during the period.

Production

Following is a summary of iron ore production tonnage for 2009 and 2008:

	(In Millions) (1)
	First Quarter
Mine	2009	2008
Koolyanobbing	1.7	1.8
Cockatoo Island	-	0.1

Total	1.7	1.9

(1) Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

The decrease in production for the first quarter of 2009 compared with the same period in 2008 was primarily due to reduced availability as a result of repairs to the production plant coupled with inventory stockpile reductions at Koolyanobbing in an effort to improve working capital. In addition, production at Cockatoo ceased during the current period as a result of construction on Phase 3 of the seawall. On April 24, 2009, an unanticipated subsidence of the seawall occurred at Cockatoo. As a result, production from the mine will be delayed. Preliminarily, production is expected to resume in the fourth quarter of 2009 upon completion of the seawall. We previously anticipated production to resume at Cockatoo in the third quarter of 2009. We currently expect to produce approximately 8.2 million tons for the full year in 2009 at our Asia Pacific Iron Ore operations. This compares with 2008 production of 7.7 million tons.

Liquidity, Cash Flows and Capital Resources

In the first quarter of 2009, we have taken a balanced approach to allocation of our capital resources and free cash flow. We continued to focus on cash conservation and generation from our business operations as well as reduction of any discretionary capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current economic environment.

Operating Activities

Net cash used by operating activities was $44.8 million for the three months ended March 31, 2009, compared with $120.0 million for the same period in 2008. Operating cash flows in the first quarter of 2009 were impacted by lower operating results and increases in working capital primarily at our North American Iron Ore business segment.

Investing Activities

Net cash used for investing activities was $31.2 million for the three months ended March 31, 2009, compared with $11.1 million for the comparable period in 2008. Capital expenditures were $30.4 million and $34.2 million for the three months ended March 31, 2009 and 2008, respectively. In addition, in January 2009, Asia Pacific Iron Ore sold 420 rail cars and leased them back for a period of 10 years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback has been accounted for as a capital lease. Investing activities also included additional capital contributions of $18.3 million related to our investment in Amapá during the first quarter of 2009.

Financing Activities

Net cash used by financing activities in the first quarter of 2009 was $6.5 million. This compares with net cash provided by financing activities of $153.8 million in the first quarter of 2008. Cash flows used by financing activities for the first three months of 2009 primarily included dividend distributions and the repayment of certain borrowings. Financing activities for the comparable prior year period primarily included net borrowings under our credit facility of $160 million.

The following is a summary of significant sources and uses of cash for the three months ended March 31, 2009 and 2008:

	(In Millions)
	Three Months Ended March 31,
	2009	2008
Cash and cash equivalents - January 1	$179.0	$157.1

Significant Transactions
Net cash used by operating activities	$(44.8)	$(120.0)
Net (purchase) redemption of investments	(6.3)	8.5
Additional investment in Amapá	(18.3)	-
Rail upgrade	(11.9)	-
Other capital expenditures	(18.5)	(34.2)
Dividend distributions	(9.9)	(9.0)
Sale of assets	23.8	14.6

Total	(85.9)	(140.1)

Sources of Financing
Net borrowings (repayments) under credit facility	(3.0)	159.2

Total	(3.0)	159.2

Other net activity	7.2	10.3

Cash and cash equivalents - March 31	$97.3	$186.5

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

We anticipate that total cash used for investments and capital expenditures in 2009 will be approximately $220 million, including approximately $90 million related to the funding of our investment in Amapá. We are evaluating funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our borrowing arrangements.

Capital Resources

We expect to fund our business obligations from available cash, current operations and borrowings under our credit facility. The following represents a summary of key liquidity measures at March 31, 2009 and December 31, 2008:

	(In Millions)
	March 31, 2009	December 31, 2008
Cash and cash equivalents	$97.3	$179.0

Credit facility	$800.0	$800.0
Senior notes	325.0	325.0
Asia Pacific Iron Ore facilities	54.7	27.6
Senior notes drawn	(325.0)	(325.0)
Term loans drawn	(200.0)	(200.0)
Letter of credit obligations and other commitments	(21.1)	(40.3)

Borrowing capacity available	$633.6	$587.3

Refer to NOTE 9 – DEBT AND CREDIT FACILITIES of our unaudited condensed consolidated financial statements for further information regarding our debt and credit facilities.

We expect meaningful cash flow from operations during the remainder of 2009. Cash flows from operations are expected to fund all of our contractual obligations in 2009, as well as expected capital expenditures, pension and OPEB contributions and dividends. Apart from cash generated by the business, our primary source of funding is cash on hand, which totals $97.3 million as of March 31, 2009. We also have a $600 million revolving credit facility, which matures in 2012. In addition, during the first quarter of 2009, we amended our multi-option facility in Asia Pacific to include an A$80 million ($54.7 million) cash facility. The revolving credit and cash facilities have available borrowing capacity of approximately $600 million and $54.7 million, respectively, as of March 31, 2009. The combination of cash and the credit facilities gives us over $700 million in liquidity as of March 31, 2009.

As is the case each year, cash flows were negatively impacted in the first quarter of 2009 and will continue to be affected through the second quarter of the year, due to shipping constraints on the Great Lakes in the early part of the year. While this has a detrimental impact on cash flow and earnings in those quarters, we do not expect it to result in any liquidity issues for the remainder of 2009.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. The risk associated with this market is that decreasing capacity has lead to significant increases in borrowing costs. Capacity, as in all debt markets, is a global issue that impacts the private placement market, in addition to the fact that our private placement notes have been outstanding for less than one year. Capacity in the bond market appears to be rebounding for investment grade companies. Longer term debt arrangements at current corporate bond rates must be aligned with our longer term capital structure needs. Finally, the equity market has begun to see some activity. Shareholder dilution is a significant determining factor in deciding whether to access this market, in addition to considering how this alternative would align with our longer term capital structure.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates in Australia as a result of our operations in Asia Pacific, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At March 31, 2009, we had approximately $707 million of outstanding exchange rate contracts with varying maturity dates ranging from April 2009 to August 2011. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $49.5 million, and a 10 percent decrease would reduce the fair value by approximately $64.5 million.

We are required to record on our Statements of Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. The gain or loss resulting from changes in the market value of these derivative instruments is recorded as an unrealized gain or loss each reporting period. These mark-to-market adjustments are recorded as Other Income (Expense) on the Statements of Consolidated Operations.

Our share of pellets produced at the Wabush operation in Canada represents approximately five percent of our North American Iron Ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $200 million in outstanding revolving and term loans at March 31, 2009, with a floating interest rate and no corresponding fixed rate swap, a 100 basis point change to the LIBOR rate would result in a change of $1.0 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

Pricing Risks

The current global economic crisis has resulted in increasing downward pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal in 2009. The 2008 record price increase was driven by high demand for iron ore and coking coal, global steel production at historically high levels, combined with production and logistics constraints for both iron ore and coking coal, resulting in tight supply conditions. With the current global economic crisis, none of these conditions exist in early 2009, and the market now is characterized by a collapse in steel demand and limited global demand for iron ore and coking coal. Reduced demand for iron ore and coking coal will likely result in decreased demand for our products and decreasing prices, resulting in lower revenue levels in 2009, and decreasing margins as a result of decreased production, adversely affecting our results of operations, financial condition and liquidity.

Nonperformance and Liquidity Risks

The current global economic crisis has adversely affected our business and could impact our financial results. All of our customers have announced curtailments of production, which has adversely affected the demand for our iron ore and coal products. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins, liquidity and profitability. We are not able to predict the impact the current global economic crisis will have on our operations and the industry in general going forward.

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

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates. We commonly use AAA-rated money market funds for short-term investments. All money market funds in which we invest have maintained daily cash redemptions throughout the first quarter of 2009.

Approximately 1.0 percent of our U.S. pension trust assets and 1.3 percent of VEBA assets are exposed to sub prime risk, the majority of which are investment grade and fully collateralized by properties. These investments primarily include Mortgage-Backed Securities and the Home Equity subset of the Asset-Backed Securities sector with investment grade credit quality ratings. Due to the continuing liquidity crisis in the U.S., the spreads of these structures have widened and, as a result, their market values have declined. However, the over-collateralization of these arrangements is expected to mitigate the potential for principal loss in these tranches. As evidence, there has been no material impairment in these securities as of March 31, 2009. The U.S. pension and VEBA trusts have no allocations to mortgage-related collateralized debt obligations.

Volatile Energy and Fuel Costs

The volatile cost of energy and supplies is an important issue affecting our production costs, primarily in relation to our iron ore operations. Recent trends have shown that although electric power, natural gas, and oil costs are declining, the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American Iron Ore mining ventures consumed approximately 2.7 million MMBtu’s of natural gas at an average delivered price of $7.81 per MMBtu, and 4.5 million gallons of diesel fuel at an average delivered price of $1.95 per gallon in the first three months of 2009. Consumption of diesel fuel by our Asia Pacific operations was approximately 2.9 million gallons for the same period. As of March 31, 2009 we have 1.9 million MMBtu’s of natural gas, representing approximately 28 percent of our remaining 2009 natural gas requirements, purchased forward at an average price of $8.90 per MMBtu. We also have 4.6 million gallons of diesel fuel, representing approximately 31 percent of our remaining 2009 requirements, purchased forward at $2.58 per gallon for our North American Iron Ore mining ventures. Such contracts are a means to limit our exposure to potential future market price increases.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At March 31, 2009, the notional amount of the outstanding forward contracts was $25.9 million, with an unrecognized fair value net loss of $11.0 million based on March 31, 2009 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $1.5 million.

Outlook

Our priority in 2009 remains the generation and preservation of cash in order to maintain the highest degree of financial flexibility. As a result, our management team continues to take action to bring production levels at each of our businesses in line with current demand.

Negotiations for the benchmark settlements of iron ore pellets, lump and fines continue between major producers and major consumers. The soft global macroeconomic environment throughout the first quarter, including stagnant capacity utilization among steelmakers in North America, continues to negatively impact demand for steelmaking raw materials. As such, we cannot accurately predict our 2009 revenue generation from our iron ore businesses.

North American Iron Ore Outlook

For 2009, we have contractual obligations for approximately 18 million tons of sales volume. These commitments, combined with eventual revenue recognition of a previously disclosed 1.2 million tons deferred in 2008, total approximately 19 million tons of sales volume for 2009. This sales volume total assumes we will recognize “bill and hold” sales anticipated to occur in the fourth quarter of 2009. However, we acknowledge that the current environment is extremely uncertain and that there may be practical implications of stockpiling physical inventories throughout the supply chain.

With annual price settlements for iron ore in 2009 not yet concluded, we are unable to provide guidance on average revenue per ton in our North American Iron Ore business segment. We have previously indicated our average revenue per ton in 2009 will benefit from contractual base-price adjustments, lag-year adjustments and price caps and floors contained in most of our current supply agreements. Actual realized average revenue per ton will ultimately depend on sales volume mix, World Pellet Prices, producer price indices and/or steel prices (all of which are factors in the formula-based pricing for our North American Iron Ore business segment).

At the current annualized production rate of approximately 15 million equity tons, our owned and managed North American Iron Ore mines are at an annualized rate of approximately 50 percent of 38.1 million tons of capacity. Equity production across our North American Iron Ore mine portfolio is approximately 58 percent of 25.5 million tons of capacity, compared with non-equity production of approximately 35 percent of 12.6 million tons of capacity. North American Iron Ore 2009 cost per ton is expected to be $70 to $80. The expected increase from 2008 cost per ton is the result of reduced leverage over fixed costs resulting from lower year-over-year production levels.

North American Coal Outlook

In addition to actions announced in mid-April to match production with demand, we are deferring mine development activities at both the Pinnacle complex in West Virginia and the Oak Grove Mine in Alabama.

We expect North American Coal to produce and sell approximately two million tons of coal for the year at average revenue of approximately $100 per ton, which includes production earmarks to fulfill obligations for tons deferred as a result of past production disruptions. As a result of lower expected year-over-year volume and the related reduction in leverage over fixed costs, combined with significant depreciation and amortization in the segment, average cost of sales per ton in 2009 are estimated to be $125 to $135.

Asia Pacific Iron Ore Outlook

Asia Pacific Iron Ore 2009 sales volume is expected to be 8.0 million tonnes, with production of 8.2 million tonnes. With annual price settlements for iron ore in 2009 not yet concluded, we are unable to provide guidance on average revenue per tonne in our Asia Pacific Iron Ore business segment. We expect Asia Pacific Iron Ore costs per tonne of approximately $45 to $55.

Sonoma Coal Project Outlook

We have a 45 percent economic interest in the Sonoma Coal Project and expect total production of approximately 3.1 million tonnes for 2009, down from a previous production estimate of 3.5 million tonnes. Sonoma is expected to have sales volume of 3.3 million tonnes and an approximate 60/40 mix between thermal and metallurgical coal, respectively. Per-tonne cost expectations at Sonoma are expected to be $75 to $85, down from a previous expectation of $85 to $95. The decrease from previous expectations is a result of lower than anticipated contract mining costs and royalties.

Amapá Iron Ore Project Update

Year to date, the Amapá Iron Ore Project management team has demonstrated improving operating metrics, including plant recovery, concentrate production and safety. As a result, the project is making progress toward ramping production to the design annual capacity. In the first quarter of 2009, equity loss related to the project was approximately $9.1 million. We are encouraged by the progress being made and expect a reduction in our previous 2009 estimate of $50 million to $60 million in equity losses related to the project. However, at this time we are unable quantify.

Selling, General and Administrative Expenses and Other Expectations

We continue to take action to optimize our management structure. This includes some headcount rationalization including the elimination and combination of some executive and management positions, combined with tight cost controls. As a result, we are reducing our 2009 SG&A expense estimate to approximately $140 million from a previous estimate of approximately flat to slightly down from the 2008 level of $160 million. We anticipate an effective tax rate of approximately 25 percent for the year. We have also revised our 2009 capital expenditures estimate to $130 million, from a previous estimate of approximately $200 million. Depreciation and amortization for the year is expected to be $210 million.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	trends affecting our financial condition, results of operations or future prospects;

•	the outcome of any contractual disputes with our customers;

•	our actual economic iron ore and coal reserves;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	adverse changes in currency values;

•	the outcome of any contractual disputes with our significant energy, material or service providers;

•	the success of our cost-savings efforts

•	our ability to successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	uncertainties associated with unanticipated geological conditions related to underground mining;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in the Management’s Discussion and Analysis section of this report.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2008.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

M.M. Silta, Inc. v. Cleveland-Cliffs Inc et al. In August 2006, M.M. Silta, Inc., (“Silta”), sued Cliffs and two of its subsidiaries, Cliffs Mining Company and Cliffs Erie, L.L.C., (“Cliffs Erie”), for breach of two separate contracts entered into between Silta and Cliffs Erie. Silta alleged that Cliffs Erie had breached both a reclamation services agreement, pursuant to which Silta recovered, screened and loaded recovered iron ore pellets, chips and fines from the ore yard at the former LTVSMC, and a breaker sales agreement, pursuant to which Silta purchased for scrap certain circuit breakers located in the processing plant at the former LTVSMC. This dispute went to trial in March 2008. On March 13, 2008, a jury ruled in favor of Cliffs in connection with the alleged breach of the reclamation services agreement and in favor of Silta on the alleged breach of the breaker sales agreement, awarding Silta $6.8 million. Cliffs filed a motion with the trial court for judgment as a matter of law and a motion for a new trial, both of which were denied by the trial court. A notice of appeal was filed, and a hearing on the appeal was held on March 11, 2009.

Republic Arbitration. On October 1, 2006, we entered into an agreement for the sale of pellets with Republic Engineered Products, Inc. (“Republic”). Pursuant to that agreement, Republic was required to purchase a percentage of its iron ore requirements from us. Republic is required to provide us with a firm nomination by a certain date each year. As of the end of 2008, Republic had failed to take delivery and pay for a portion of the gross tons remaining from its 2008 nomination. After several failed attempts at negotiating a workout agreement, we filed a Demand for Arbitration on February 2, 2009 for a total of $30.7 million plus interest, commencing December 31, 2008. A hearing on this matter is currently scheduled for late July 2009.

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

On March 20, 2008, Dofasco commenced an action against both Cliffs and U. S. Steel in the Ontario Superior Court of Justice. Dofasco’s statement of claim demands specific performance of an alleged binding contract for Cliffs and U. S. Steel to sell their respective interests in Wabush with equitable compensation in the amount of C$427 million or, in the alternative, general damages in the amount of C$1.8 billion. On May 14, 2008, U. S. Steel filed a Notice of Motion to dismiss the action. We filed an identical Notice of Motion on May 15, 2008. A two day hearing was held on our respective motions on June 23 and 24, 2008. On November 5, 2008, the court ruled on both motions, granting U. S. Steel’s motion and denying ours. We filed a Notice of Motion seeking leave to appeal the court’s decision on November 11, 2008. Dofasco did not appeal the dismissal of U. S. Steel from the litigation. Oral argument on our Notice of Motion seeking leave to appeal has been scheduled for May 27, 2009. On April 8, 2009, Dofasco notified us that it will be amending its statement of claim to eliminate the claims for specific performance and will instead file an alternative claim for damages for breach and repudiation. We strongly disagree with Dofasco’s allegations and intend to defend this case vigorously.

ITEM 1A.	Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The current global economic crisis has resulted in increasing downward pressure on prices for iron ore and metallurgical coal.

The current global economic crisis has resulted in a great deal of pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal. The 2008 record price increase was driven by high demand for iron ore and coking coal, historically high levels of global steel production, and combined with production and logistics constraints for both iron ore and coking coal, resulted in tight supply conditions. With the current global economic crisis, none of these conditions existed in early 2009; and the market now is characterized by a collapse in steel demand and limited global demand for iron ore and coking coal. Reduced demand for iron ore and coking coal will likely result in decreased demand for our products and decreasing prices, resulting in lower revenue levels in 2009, and decreasing margins as a result of decreased production, adversely affecting our results of operations, financial condition and liquidity. In addition, we acknowledge that there may be practical implications for us and our customers in connection with stockpiling physical inventories throughout the supply chain.

Negative economic conditions may adversely impact the ability of our customers to meet their obligations to us on a timely basis.

Although we have contractual commitments for 2009 sales in our North American Iron Ore business, continual decline in the economy may further impact the ability of our customers to meet their obligations to us on a timely basis resulting in contractual disputes with customers and attempts by customers to unilaterally change the terms of current term supply agreements. Such disputes would result in an adverse impact on our sales, margins, profitability, and cash flows.

Although we currently have adequate liquidity, if the current global economic crisis extends beyond 2009, we may have difficulty maintaining adequate liquidity.

Based on our current borrowing capacity and the actions we have taken in response to the global economic crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and borrowing under our current credit facilities. However, if the current economic crisis deepens into a long term downturn, it is possible that we will face liquidity issues that will negatively impact our borrowing capacity or cash flow and, in turn, our ability to remain in compliance with certain financial covenants contained in the agreements governing our debt instruments. In such circumstances, we may be forced to access higher cost forms of capital.

Coal mining is complex due to geological characteristics of the region.

The geological characteristics of coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines, and in turn, decisions to defer mine development activities may adversely impact our ability to substantially increase future coal production. These factors could materially adversely affect the mining operations and cost structures of, and customers’ ability to use coal produced.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to our VNQDC Plan, we sold a total of 42,948 Common Shares, par value $0.125 per share, of Cliffs Natural Resources Inc. (“Common Shares”) for an aggregate consideration of $562,345.72 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by four officers, certain members of management, and three mine managers under the VNQDC Plan. The following transactions occurred:

Date	Shares (#)	Price per Share ($)	Total Purchase Price ($)
1/12/09	24	$24.74	593.76
2/12/09	182	26.50	4,823.10
3/13/09	42,742	13.03	556,928.86

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2009	1,090 (2)	28.57	-	1,247,700
February 1 - 28, 2009		-	-	1,247,700
March 1 - 31, 2009	160,937 (3)	14.5565	-	1,247,700
Total	162,027	14.6508	-	1,247,700

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the first quarter of 2009 under this program.

(2)

On January 8, 2009, the Company acquired 1,090 Common Shares from an employee in connection with the lapsing of restrictions on 50 percent of a restricted stock grant pursuant to a separation agreement with the Company. The Common Shares were repurchased by the Company to satisfy the tax withholding obligation of the employee as a result of this taxable event.

(3)

On March 14, 2009, the Company acquired 58,572 Common Shares in connection with the lapsing of restrictions pursuant to the vesting of a restricted stock grant dated March 14, 2006. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participants pursuant to the Company’s 1992 Incentive Equity Plan.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 54.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date:	May 1, 2009	By	/s/ Laurie Brlas
Laurie Brlas
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of May 1, 2009

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of May 1, 2009

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of May 1, 2009

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of May 1, 2009

Filed Herewith