Form 10-Q
period 2009-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2009-07-30
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

YES  ☒                                         NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

YES  ☒                                         NO  ☐

* The registrant adopted the interactive data requirements effective June 30, 2009.

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

YES  ☐                                         NO  ☒

As of July 27, 2009, there were 130,992,512 Common Shares (par value $0.125 per share) outstanding.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Six Months Ended June 30, 2009 and 2008

3	Statements of Condensed Consolidated Financial Position June 30, 2009 (unaudited) and December 31, 2008

4	Statements of Unaudited Condensed Consolidated Cash Flows Six Months Ended June 30, 2009 and 2008

5	Notes to Unaudited Condensed Consolidated Financial Statements

37	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

59	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

59	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

60	Item 1 – Legal Proceedings

62	Item 1A – Risk Factors

64	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

65	Item 4 – Submission of Matters to a Vote of Security Holders

66	Item 6 – Exhibits

66	Signature

67	Exhibit Index

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

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
Anglo	Anglo American plc
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
AusQuest	AusQuest Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo Island	Cockatoo Island Joint Venture
DEP	Department of Environment Protection
Directors’ Plan	1996 Nonemployee Directors’ Compensation Plan, as amended and restated 1/1/2005
Dofasco	ArcelorMittal Dofasco Inc.
DSA	Draft stipulation agreement
EITF	Emerging Issues Task Force
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
Golden West	Golden West Resources Ltd.
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDEQ	Michigan Department of Environmental Quality
MMBTU	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
Qcoal	Qcoal Pty Ltd
Renewafuel	Renewafuel, LLC
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Sonoma Sales	Sonoma Sales Pty Ltd
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WEPCO	Wisconsin Electric Power Company

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$353.1	$921.6	$774.2	$1,333.6
Freight and venture partners’ cost reimbursements	37.2	87.0	80.9	169.5

	390.3	1,008.6	855.1	1,503.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(402.0)	(582.3)	(824.4)	(994.3)

SALES MARGIN	(11.7)	426.3	30.7	508.8
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	1.3	7.1	3.7	10.9
Selling, general and administrative expenses	(23.4)	(52.1)	(55.2)	(96.6)
Casualty recoveries	-	10.0	-	10.0
Gain (loss) on sale of assets	(0.5)	19.5	0.5	21.0
Miscellaneous - net	17.0	(1.4)	14.4	(1.9)

	(5.6)	(16.9)	(36.6)	(56.6)

OPERATING INCOME (LOSS)	(17.3)	409.4	(5.9)	452.2
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	79.3	-	76.0	-
Interest income	2.4	6.3	5.8	11.9
Interest expense	(10.0)	(9.8)	(19.3)	(17.0)
Other non-operating income (expense)	(1.3)	0.3	(0.8)	0.3

	70.4	(3.2)	61.7	(4.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	53.1	406.2	55.8	447.4
INCOME TAX BENEFIT (EXPENSE)	17.6	(107.4)	16.5	(121.6)
EQUITY LOSS FROM VENTURES	(25.5)	(6.2)	(34.7)	(13.1)

NET INCOME	45.2	292.6	37.6	312.7
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(0.3)	22.4	(0.5)	25.5

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	45.5	270.2	38.1	287.2
PREFERRED STOCK DIVIDENDS	-	(0.4)	-	(1.3)

INCOME APPLICABLE TO COMMON SHARES	$45.5	$269.8	$38.1	$285.9

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$0.36	$2.75	$0.32	$3.04

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$0.36	$2.57	$0.32	$2.73

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	125,055	98,127	119,148	94,031
Diluted	125,779	105,227	119,785	105,087

CASH DIVIDENDS PER SHARE	$0.04	$0.0875	$0.1275	$0.175

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$274.6	$179.0
Accounts receivable	41.9	68.5
Inventories	349.4	265.4
Supplies and other inventories	94.2	101.2
Derivative assets	27.5	76.9
Other current assets	161.6	170.7

TOTAL CURRENT ASSETS	949.2	861.7

PROPERTY, PLANT AND EQUIPMENT, NET	2,485.4	2,456.1

OTHER ASSETS
Investments in ventures	308.4	305.3
Intangible assets, net	115.1	109.6
Deferred income taxes	208.2	251.2
Other non-current assets	230.1	127.2

TOTAL OTHER ASSETS	861.8	793.3

TOTAL ASSETS	$4,296.4	$4,111.1

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$131.4	$201.0
Accrued expenses	125.3	145.0
Taxes payable	64.8	144.8
Derivative liabilities	71.1	194.3
Deferred revenue	71.9	86.8
Other current liabilities	75.9	73.0

TOTAL CURRENT LIABILITIES	540.4	844.9
POSTEMPLOYMENT BENEFIT LIABILITIES	436.6	448.0
LONG-TERM DEBT	525.0	525.0
BELOW-MARKET SALES CONTRACTS	173.5	183.6
OTHER LIABILITIES	355.4	355.6

TOTAL LIABILITIES	2,030.9	2,357.1
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL
PREFERRED STOCK - ISSUED 172,500 SHARES
205 SHARES OUTSTANDING IN 2008	-	0.2

EQUITY

CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 134,623,925 shares (2008 - 134,623,528 shares);
Outstanding - 130,994,855 shares (2008 - 113,508,990 shares)	16.8	16.8
Capital in excess of par value of shares	696.5	442.2
Retained Earnings	1,822.9	1,799.9
Cost of 3,629,070 common shares in treasury (2008 - 21,114,538 shares)	(19.8)	(113.8)
Accumulated other comprehensive loss	(251.3)	(394.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	2,265.1	1,750.5

NONCONTROLLING INTEREST	0.4	3.3

TOTAL EQUITY	2,265.5	1,753.8

TOTAL LIABILITIES AND EQUITY	$4,296.4	$4,111.1

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Six Months Ended June 30,
	2009	2008
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income	$37.6	$312.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	114.7	78.1
Derivatives and currency hedges	(120.7)	(66.1)
Changes in deferred revenue	(24.8)	(19.4)
Pensions and other postretirement benefits	5.8	(2.0)
Deferred income taxes	63.1	(3.1)
Environmental and mine closure obligations	1.4	(0.3)
Loss (gain) on sale of assets	0.3	(14.3)
Property damage recoveries	-	(10.0)
Foreign exchange gain	(14.5)	-
Share-based compensation	5.4	10.8
Excess tax benefit from share-based compensation	(3.4)	(3.3)
Income tax uncertainties	1.4	18.8
Equity loss in ventures (net of tax)	34.7	13.1
Other	1.3	(1.2)
Changes in operating assets and liabilities:
Receivables and other assets	(21.2)	(108.4)
Product inventories	(79.8)	(205.3)
Payables and accrued expenses	(161.6)	82.8

Net cash provided (used) by operating activities	(160.3)	82.9
INVESTING ACTIVITIES
Purchase of noncontrolling interest in Portman	-	(137.8)
Purchase of property, plant and equipment	(60.5)	(59.1)
Investments in ventures	(6.9)	(2.2)
Additional investment in Amapá	(37.9)	-
Investment in marketable securities	(3.9)	(27.0)
Redemption of marketable securities	5.4	20.3
Proceeds from sale of assets	23.8	38.6
Proceeds from property damage insurance recoveries	-	10.0

Net cash used by investing activities	(80.0)	(157.2)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	347.5	-
Borrowings under credit facility	274.2	260.0
Repayments under credit facility	(276.1)	(340.0)
Borrowings under senior notes	-	325.0
Common stock dividends	(15.2)	(16.9)
Preferred stock dividends	-	(1.3)
Repayment of other borrowings	(4.3)	(6.8)
Excess tax benefit from share-based compensation	3.4	3.3
Contributions by (to) joint ventures, net	(2.4)	1.8

Net cash provided by financing activities	327.1	225.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8.8	12.5

INCREASE IN CASH AND CASH EQUIVALENTS	95.6	163.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179.0	157.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274.6	$320.4

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

			(In Millions)
Investment	Classification	Interest Percentage	June 30, 2009	December 31, 2008

Amapá	Investments in ventures	30	$269.4	$266.3
AusQuest	Investments in ventures	30	21.8	19.2
Cockatoo (1)	Investments in ventures	50	4.0	(13.5)
Wabush (2)	Other liabilities	27	(0.9)	12.1
Hibbing	Other liabilities	23	(12.7)	(22.1)
Other	Investments in ventures		13.2	7.7

			$294.8	$269.7

    (1) Recorded as Other liabilities at December 31, 2008.

    (2) Recorded as Investments in ventures at December 31, 2008.

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

Summarized financial information for our significant equity method investments, as defined under Regulation S-X, for the three and six months ended June 30, 2009 and 2008 is as follows:

	(In Millions)
	Three Months Ended		Six Months Ended
	June 30, (1)		June 30, (1)
Amapá	2009	2008	2009	2008

Revenues	$24.6	$14.3	$46.8	$20.2
Sales margin	(12.4)	(17.4)	(17.2)	(29.8)
Loss from continuing operations before extraordinary items and cumulative effect of a change in accounting	(79.5)	(19.0)	(106.5)	(45.0)
Net loss	(79.5)	(19.0)	(106.5)	(45.0)

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

Effective January 1, 2009, we adopted the provisions of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

As of the adoption date, our noncontrolling interests are primarily comprised of majority-owned subsidiaries within our North American Iron Ore business segment. The mining ventures function as captive cost companies, as they supply products only to their owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset entirely by an equal amount included in cost of goods sold, resulting in no sales margin reflected in noncontrolling interest participants. As a result, the adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

We adopted FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), effective January 1, 2009. This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) requires information to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 (R) did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R), Business Combinations. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of FSP FAS 141 (R)-1 effective January 1, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this Issue did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This staff position was issued in order to address whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The guidance in this staff position is effective for fiscal years beginning after December 15, 2008 and for interim periods within such years. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that the objective of a fair value measurement remains the same even if there has been a significant decrease in the volume and level of activity for the asset or liability and amends certain reporting requirements for interim and annual periods related to disclosure of major security types and the inputs and valuation techniques used in determining fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted and applied this staff position prospectively upon its effective date for the interim period ending June 30, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This staff position shifts the focus from an entity’s intent to hold a debt security until recovery to its intent to sell and changes the amount of an other-than-temporary impairment loss recognized in earnings when the impairment is recorded because of a credit loss. It also expands disclosure requirements related to the types of securities held, the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings, and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this staff position for the interim period ending June 30, 2009. Refer to NOTE 4 – MARKETABLE SECURITIES for further information.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, including significant assumptions used to estimate the fair value of financial instruments and changes in methods and significant assumptions, if any, during the period. This staff position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this staff position upon its effective date for the interim period ending June 30, 2009. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS 165 for the interim period ending June 30, 2009. Refer to NOTE 20 –SUBSEQUENT EVENTS for further information.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), which amends the guidance on transfers of financial assets in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 will be effective January 1, 2010 for calendar year-end companies. We are currently evaluating the impact adoption of this statement will have on our consolidated financial statements.

In June 2009, the FASB issues Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends the consolidation guidance for variable-interest entities under FIN 46(R). The statement was issued in response to perceived shortcomings in the consolidation model that were highlighted by recent market events, including concerns about the ability to structure transactions under the current guidance to avoid consolidation, balanced with the need for more relevant, timely, and reliable information about an enterprise’s involvement in a variable-interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 will be effective January 1, 2010 for calendar year-end companies. We are currently evaluating the impact adoption of this statement will have on our consolidated financial statements, financial ratios and debt covenants.

In June 2009, the FASB issued Statement No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority, effectively superseding Statement 162. Therefore, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact SFAS 168 will have on our consolidated financial statements upon adoption, but do not expect this statement to result in a material change in current practice.

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

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2009 and 2008:

	(In Millions)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Revenues from product sales and services:
North American Iron Ore	$262.8	67%	$643.4	64%	$451.1	53%	$922.2	61%
North American Coal	30.8	8%	61.5	6%	87.3	10%	155.4	10%
Asia Pacific Iron Ore	73.4	19%	268.2	27%	240.1	28%	385.7	26%
Other	23.3	6%	35.5	3%	76.6	9%	39.8	3%

Total revenues from product sales and services for reportable segments	$390.3	100%	$1,008.6	100%	$855.1	100%	$1,503.1	100%

Sales margin:
North American Iron Ore	$33.6		$272.6		$18.6		$337.2
North American Coal	(19.1)		(23.0)		(47.9)		(25.5)
Asia Pacific Iron Ore	(17.2)		160.9		40.3		182.3
Other	(9.0)		15.8		19.7		14.8

Sales margin	(11.7)		426.3		30.7		508.8
Other operating expense	(5.6)		(16.9)		(36.6)		(56.6)
Other income (expense)	70.4		(3.2)		61.7		(4.8)

Income from continuing operations before income taxes and equity loss from ventures	$53.1		$406.2		$55.8		$447.4

Depreciation, depletion and amortization:
North American Iron Ore	$15.1		$11.2		$32.0		$20.9
North American Coal	8.8		14.2		18.5		27.6
Asia Pacific Iron Ore	32.6		13.1		59.2		27.0
Other	2.7		1.5		5.0		2.6

Total depreciation, depletion and amortization	$59.2		$40.0		$114.7		$78.1

Capital additions (1):
North American Iron Ore	$13.9		$12.4		$21.5		$19.5
North American Coal	4.0		8.0		12.5		19.9
Asia Pacific Iron Ore	15.5		6.6		72.9		35.2
Other	5.4		7.2		6.9		11.3

Total capital additions	$38.8		$34.2		$113.8		$85.9

(1) Includes capital lease additions and non-cash accruals.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2009	December 31, 2008
Segment assets:
North American Iron Ore	$1,939.6	$1,818.5
North American Coal	752.8	773.7
Asia Pacific Iron Ore	1,261.3	1,210.9
Other	342.7	308.0

Total assets	$4,296.4	$4,111.1

NOTE 3 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Condensed Consolidated Financial Position at June 30, 2009 and December 31, 2008:

	(In Millions)
	June 30, 2009			December 31, 2008
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$234.7	$9.2	$243.9	$135.3	$13.5	$148.8
North American Coal	6.4	9.9	16.3	15.0	6.7	21.7
Asia Pacific Iron Ore	37.5	46.8	84.3	30.6	55.1	85.7
Other	2.1	2.8	4.9	6.6	2.6	9.2

Total	$280.7	$68.7	$349.4	$187.5	$77.9	$265.4

Our North American Iron Ore sales for the first half of the year are influenced by winter-related shipping constraints on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake freighter until the Great Lakes are passable, which causes inventory levels to rise during the first half of the year.

Inventory is also impacted by the timing of shipping schedules with certain customers, resulting in deferred revenue recognition until the product is delivered. In 2008, certain customers purchased and paid for approximately 1.2 million tons of pellets in order to meet minimum contractual purchase requirements under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped. Revenue recognition on these transactions, totaling $82.9 million, was deferred on the December 31, 2008 Statements of Consolidated Financial Position and will be recognized upon shipment. Of the 1.2 million tons that were deferred at the end of 2008, approximately 382 thousand tons and 432 thousand tons were delivered during the three and six months ended June 30, 2009, respectively, resulting in $25.1 million and $29.4 million, respectively, of Product revenues being recognized. The remaining undelivered tons are recorded in our inventory as of June 30, 2009.

NOTE 4 – MARKETABLE SECURITIES

Our marketable securities consist of debt and equity instruments and are classified as either held-to-maturity or available-for-sale. Securities investments that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Investments in marketable equity securities that are being held for an indefinite period are classified as available-for-sale. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost, and the existence of a credit loss in relation to our debt securities. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss. For our held-to-maturity debt securities, if the fair value is less than cost, and we do not expect to recover the entire amortized cost basis of the security, the other-than-temporary impairment is separated into the amount representing the credit loss, which is recognized in earnings, and the amount representing all other factors, which is recognized in other comprehensive income.

At June 30, 2009 and December 31, 2008, we had $40.2 million and $30.2 million, respectively, of marketable securities as follows:

	(In Millions)
	June 30, 2009	December 31, 2008
Held to maturity - current	$-	$4.8
Held to maturity - non-current	16.5	14.2

	16.5	19.0

Available for sale - non-current	23.7	11.2

Total	$40.2	$30.2

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009 (In Millions)
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Asset backed securities	$2.4	$-	$(1.2)	$1.2
Floating rate notes	14.1	-	(1.1)	13.0

Total	$16.5	$-	$(2.3)	$14.2

	December 31, 2008 (In Millions)
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Asset backed securities	$2.1	$-	$(0.6)	$1.5
Floating rate notes	16.9	-	(1.1)	15.8

Total	$19.0	$-	$(1.7)	$17.3

Investment securities held-to-maturity at June 30, 2009 and December 31, 2008 have contractual maturities as follows:

	(In Millions)
	June 30, 2009	December 31, 2008
Asset backed securities:
Within 1 year	$-	$-
1 to 5 years	2.4	2.1

	$2.4	$2.1

Floating rate notes:
Within 1 year	$-	$4.8
1 to 5 years	14.1	12.1

	$14.1	$16.9

The following table shows our gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less than 12 months (In Millions)
	June 30, 2009		December 31, 2008
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$-	$-	$-	$-
Floating rate notes	-	-	0.1	1.7

	$-	$-	$0.1	$1.7

	12 months or longer (In Millions)
	June 30, 2009		December 31, 2008
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$1.2	$1.2	$0.6	$1.5
Floating rate notes	1.1	13.0	1.0	14.1

	$2.3	$14.2	$1.6	$15.6

We believe that the unrealized losses on the held-to-maturity portfolio at June 30, 2009 are temporary and are related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. We expect to recover the entire amortized cost basis of the held-to-maturity debt securities, and we intend to hold these investments until maturity.

Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of investment securities available-for-sale at June 30, 2009 and December 31, 2008 are summarized as follows:

	(In Millions)
	June 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Equity securities
(without contractual maturity)	$15.8	$9.4	$(1.5)	$23.7

	(In Millions)
	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Equity securities
(without contractual maturity)	$12.0	$-	$(0.8)	$11.2

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

We own 24.3 million shares of Golden West, a Western Australia iron ore exploration company. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 126 million metric tons of ore. Our ownership in Golden West represents approximately 17 percent of its outstanding shares at June 30, 2009. We do not exercise significant influence, and the investment is classified as an available-for-sale security. Accordingly, we record unrealized mark-to-market changes in the fair value of the investment through Other comprehensive income each reporting period, unless the loss is deemed to be other than temporary.

NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS

In accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”), we allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

United Taconite

The Statements of Condensed Consolidated Financial Position as of June 30, 2009 and December 31, 2008 reflect the acquisition of the remaining interest in United Taconite, effective July 1, 2008, under the purchase method of accounting in accordance with SFAS 141. The transaction constituted a step acquisition of a noncontrolling interest. As of the date of the step acquisition of the noncontrolling interest, the then historical cost basis of the noncontrolling interest balance was eliminated, and the increased ownership obtained was accounted for by increasing United Taconite’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the 30 percent additional ownership acquired.

We finalized the purchase price allocation in the second quarter of 2009 as follows:

(In Millions)
Purchase price	$450.7

Carrying value of net assets acquired	$25.3
Fair value adjustments:
ASSETS
Land	7.6
Plant and equipment	90.8
Mineral reserves	480.6
Intangible assets	75.4

LIABILITIES
Below market sales contracts	(229.0)

Fair value of net assets acquired	$450.7

There were no significant changes to the purchase price allocation from the initial allocation performed in 2008.

Asia Pacific Iron Ore Share Repurchase and Buyout

In 2008, we acquired the remaining noncontrolling interest in Asia Pacific Iron Ore (formerly known as Portman Limited) through a series of step acquisitions. In the second quarter of 2008, our ownership interest increased from 80.4 percent to 85.2 percent as a result of a share repurchase in which we did not participate. In the fourth quarter of 2008, we completed a second step acquisition to acquire the remaining noncontrolling interest in Asia Pacific Iron Ore. In accordance with SFAS 141, we have accounted for the acquisition of the noncontrolling interest under the purchase method. In the second quarter of 2009, we finalized the purchase price allocation related to the share repurchase and made certain modifications to the key assumptions used in the valuation of net assets acquired in the buyout of the remaining interest in Asia Pacific Iron Ore. A comparison of the updated purchase price allocation to the initial allocation is as follows:

	(In Millions)
	Revised Allocation	Initial Allocation	Change

Carrying value of net assets acquired	$85.6	$85.6	$-

Fair value adjustments:
Inventory	79.6	59.1	20.5
Plant and equipment	17.3	18.6	(1.3)
Mineral reserves	173.2	238.2	(65.0)
Intangible assets	42.1	40.1	2.0
Deferred taxes	71.3	58.3	13.0

Fair value of net assets acquired	469.1	499.9	(30.8)

Goodwill	30.8	-	30.8

Purchase price	$499.9	$499.9	$-

We are in the process of finalizing the net asset valuation related to the buyout of the remaining 14.8 percent interest, including the valuation of mineral reserves and the impact on deferred taxes and goodwill. Accordingly, allocation of the purchase price related to the fourth quarter 2008 step acquisition is preliminary and subject to modification in the future. We anticipate completing the purchase price allocation in the third quarter of 2009.

NOTE 6 – INTANGIBLE ASSETS AND LIABILITIES

Following is a summary of intangible assets and liabilities at June 30, 2009 and December 31, 2008:

		(In Millions)
		June 30, 2009			December 31, 2008
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets	$115.6	$(4.6)	$111.0	$109.3	$(1.8)	$107.5
Leases	Intangible assets	3.1	(1.8)	1.3	3.1	(1.0)	2.1
Unpatented technology	Intangible assets	4.0	(1.2)	2.8	-	-	-

Total intangible assets		$122.7	$(7.6)	$115.1	$112.4	$(2.8)	$109.6

Below-market sales contracts	Current liabilities	$(30.3)	$-	$(30.3)	$(30.3)	$-	$(30.3)
Below-market sales contracts	Long-term liabilities	(198.7)	25.2	(173.5)	(198.7)	15.1	(183.6)

Total below-market sales contracts		$(229.0)	$25.2	$(203.8)	$(229.0)	$15.1	$(213.9)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $3.0 million and $4.8 million for the three and six months ended June 30, 2009. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2009 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2009 (remaining six months)	$4.0
2010	6.4
2011	6.4
2012	6.4
2013	5.5
2014	5.5

Total	$34.2

The below-market sales contracts are classified as a liability and recognized over the terms of the contracts, which range from 3.5 to 8.5 years. For the three and six months ended June 30, 2009, we recognized   $10.1 million in Product revenues related to the below-market sales contracts. The following amounts will be recognized in earnings for the remainder of fiscal year 2009 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2009 (remaining six months)	$20.2
2010	30.3
2011	30.3
2012	27.0
2013	27.0
2014	25.0

Total	$159.8

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Condensed Consolidated Financial Position as of June 30, 2009 and December 31, 2008:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Derivative	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133:

					Derivative liabilities		Derivative liabilities
Interest Rate Swap		$-		$-	(current)	$1.9	(current)	$2.6

Total derivatives designated as hedging instruments under Statement 133		$-		$-		$1.9		$2.6

Derivatives not designated as hedging instruments under Statement 133:

Foreign Exchange	Derivative		Derivative		Derivative liabilities		Derivative liabilities
Contracts	assets	$2.1	assets	$0.3	(current)	$3.4	(current)	$77.5

	Deposits and		Deposits and		Derivative liabilities		Derivative liabilities
	miscellaneous	0.6	miscellaneous	0.6	(long-term)	3.2	(long-term)	34.3

Customer Supply	Derivative		Derivative
Agreements	assets	25.4	assets	76.6				-

Benchmark Pricing					Derivative liabilities		Derivative liabilities
Provision		-		-	(current)	35.9	(current)	7.7

United Taconite					Derivative liabilities		Derivative liabilities
Purchase Provision		-		-	(current)	29.9	(current)	106.5

Total derivatives not designated as hedging instruments under Statement 133		$28.1		$77.5		$72.4		$226.0

Total derivatives		$28.1		$77.5		$74.3		$228.6

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

To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of our outstanding hedges is recorded as an asset or liability on the consolidated statement of financial position. Ineffectiveness is measured quarterly based on the “hypothetical derivative” method from Implementation Issue G7, Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method Is Not Applied. Accordingly, the calculation of ineffectiveness involves a comparison of the fair value of the interest rate swap and the fair value of a hypothetical swap, which has terms that are identical to the hedged item. The effective portion of the cash flow hedge is recorded in Other Comprehensive Income, and any ineffectiveness is recognized immediately in income. The amount charged to Other comprehensive income for the three and six months ended June 30, 2009 was $0.8 million and $0.7 million, respectively, compared with $1.5 million and $(0.8) million, respectively, for the three and six months ended June 30, 2008. Derivative liabilities of $1.9 million and $2.6 million were recorded on the Statements of Condensed Consolidated Financial Position as of June 30, 2009 and December 31, 2008, respectively. There was no ineffectiveness recorded for the interest rate swap during the first six months of 2009 or 2008.

The following summarizes the effect of our derivatives designated as hedging instruments on Other Comprehensive Income and the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2009 and 2008:

	(In Millions)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)

	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Swap	$0.5	$0.9	Interest Income/(Expense)	$-	$-	Non-Operating Income/(Expense)	$-	$-

Foreign Exchange Contracts (prior to de-designation)	-	18.7	Product Revenue	3.5	4.2	Miscellaneous - net	-	(4.2)

Total	$0.5	$19.6		$3.5	$4.2		$-	$(4.2)

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Swap	$0.5	$(0.5)	Interest Income/(Expense)	$-	$-	Non-Operating Income/(Expense)	$-	$-

Foreign Exchange Contracts (prior to de-designation)	-	32.1	Product Revenue	9.9	10.5	Miscellaneous - net	-	(8.6)

Total	$0.5	$31.6		$9.9	$10.5		$-	$(8.6)

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective July 1, 2008, we discontinued hedge accounting for these derivatives, but continue to hold these instruments as economic hedges to manage currency risk. At June 30, 2009, we had approximately $526 million of outstanding exchange rate contracts in the form of call options, collar options, and convertible collar options with varying maturity dates ranging from July 2009 to August 2011.

Upon de-designation of these cash flow hedges, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2009, the mark-to-market adjustments resulted in a net unrealized gain of $79.3 million and $76.0 million, respectively, based on a spot rate of 0.81 at June 30, 2009. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. For the three and six months ended June 30, 2009, we reclassified gains of $3.5 million and $9.9 million, respectively, from Accumulated other comprehensive loss related to contracts that settled during the period, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for each corresponding period. For the three and six months ended June 30, 2008, ineffectiveness resulted in a loss of $4.2 million and $8.6 million, respectively, which was recorded as Miscellaneous – net on the Statements of Unaudited Condensed Consolidated Operations. As of June 30, 2009, approximately $9.1 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. Of this amount, we estimate $8.2 million will be reclassified to Product revenues in the next 12 months upon settlement of the related contracts.

Customer Supply Agreements

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. These price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. One of our term supply agreements contains price collars, which typically limit the percentage increase or decrease in prices for our iron ore pellets during any given year. In most cases, these adjustment factors have not been finalized at the time our product is sold; we routinely estimate these adjustment factors. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. We evaluated the embedded derivatives in the long-term supply agreements in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative under the provisions of SFAS 133 and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized an increase of $5.2 million and a reduction of $21.7 million in Product revenues for the three and six months ended June 30, 2009, respectively, on the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments, compared with an increase in Product revenues of $84.3 million and $110.3 million, respectively, for the comparable periods in 2008. Derivative assets, representing the fair value of the pricing factors, were $25.4 million and $76.6 million, respectively, on the June 30, 2009 and December 31, 2008 Statements of Condensed Consolidated Financial Position.

Benchmark Pricing Provision

Certain supply agreements primarily with our Asia Pacific Iron Ore customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing. In accordance with SFAS 133, the pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. We recognized approximately $22.3 million and $26.4 million as a reduction to Product revenues on the Statement of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2009, respectively, under these pricing provisions. As of June 30, 2009, the annual international benchmark prices have not yet settled. Therefore, we have recorded $34.1 million and $7.7 million as current Derivative liabilities on the Statements of Condensed Consolidated Financial Position at June 30, 2009 and December 31, 2008, respectively.

United Taconite Purchase Provision

The purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite in 2008 contains a penalty provision in the event the 1.2 million tons of pellets included as part of the purchase consideration are not delivered by December 31, 2009. The penalty provision, which is not a fixed amount or a fixed amount per unit, is a net settlement feature in this arrangement, and therefore causes the obligation to be accounted for as a derivative instrument under the provisions of SFAS 133, which is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period until the pellets are delivered and the amounts are settled. As of June 30, 2009 and December 31, 2008, approximately 0.8 million tons and 0.2 million tons, respectively, had been delivered. A derivative liability of $29.9 million and $106.5 million, representing the fair value of the pellets that have not yet been delivered, was recorded as current Derivative liabilities on the Statement of Condensed Consolidated Financial Position as of June 30, 2009 and December 31, 2008, respectively. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2009 and 2008:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Foreign Exchange Contracts	Product Revenues	$0.6	$16.5	$0.8	$32.0
Foreign Exchange Contracts	Other Income (Expense)	79.3	-	76.0	-
Foreign Exchange Contracts	Miscellaneous - net	-	(4.2)	-	(8.6)
Customer Supply Agreements	Product Revenues	5.2	84.3	(21.7)	110.3
Benchmark Pricing Provision	Product Revenues	(24.1)	160.6	(28.2)	160.6
United Taconite Purchase Provision	Product Revenues	35.8	-	76.6	-

Total		$96.8	$257.2	$103.5	$294.3

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted the provisions of FASB Statement No. 157 (“SFAS 157”) as of January 1, 2008, with respect to financial instruments, and as of January 1, 2009, with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2. No transition adjustment was necessary upon the adoption of SFAS 157. We have also applied the provisions of FSP FAS 157-3 and FSP FAS 157-4 in our assessment of the fair values of our financial assets and liabilities accounted for under SFAS 157.

The following represents the assets and liabilities of the Company measured at fair value in accordance with SFAS 157 at June 30, 2009 and December 31, 2008:

	(In Millions)
	June 30, 2009
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:

Cash equivalents	$235.1	$-	$-	$235.1
Derivative assets	-	-	25.4	25.4
Marketable securities	23.7	-	-	23.7
Foreign exchange contracts	-	2.7	-	2.7

Total	$258.8	$2.7	$25.4	$286.9

Liabilities:
Interest rate swap	$-	$1.9	$-	$1.9
Foreign exchange contracts	-	6.6	-	6.6
Derivative liabilities	-	-	65.8	65.8

Total	$-	$8.5	$65.8	$74.3

	December 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$40.4	$-	$-	$40.4
Derivative assets	-	-	76.6	76.6
Marketable securities	10.9	0.3	-	11.2
Foreign exchange contracts	-	0.9	-	0.9

Total	$51.3	$1.2	$76.6	$129.1

Liabilities:
Interest rate swap	$-	$2.6	$-	$2.6
Foreign exchange contracts	-	111.8	-	111.8
Derivative liabilities	-	-	114.2	114.2

Total	$-	$114.4	$114.2	$228.6

Financial assets classified in Level 1 at June 30, 2009 and December 31, 2008 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2009 and December 31, 2008, such derivative financial instruments include substantially all of our foreign exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and foreign exchange hedge contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates, creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

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

Level 3 derivative liabilities also consist of freestanding derivatives related to certain supply agreements primarily with our Asia Pacific customers that provide for revenue or refunds based on the ultimate settlement of the 2009 international benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the 2009 annual international benchmark price and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis in accordance with SFAS 157 at June 30, 2009 or December 31, 2008.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008.

	(In Millions)
	Derivative Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning balance	$30.1	$63.9	$76.6	$53.8
Total gains (losses)
Included in earnings	5.2	244.9	(21.7)	270.9
Included in other comprehensive income	-	-	-	-
Settlements	(9.9)	(183.0)	(29.5)	(198.9)
Transfers in (out) of Level 3	-	-	-	-

Ending balance - June 30, 2009	$25.4	$125.8	$25.4	$125.8

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$5.2	$84.3	$(21.7)	$110.3

	Derivative Liabilities
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$(77.5)	$-	$(114.2)	$-
Total gains (losses)
Included in earnings	(24.2)	-	(25.4)	-
Included in other comprehensive income	-	-	-	-
Settlements	37.7	-	79.7	-
Transfers (in) out of Level 3	(1.8)	-	(5.9)	-

Ending balance - June 30, 2008	$(65.8)	$-	$(65.8)	$-

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets still held at June 30, 2008	$(21.3)	$-	$(21.4)	$-

Gains and losses included in earnings are reported in Product revenue on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2009 and 2008.

The carrying amount and fair value of our long-term receivables and long-term debt at June 30, 2009 and December 31, 2008 were as follows:

	(In Millions)
	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables (1)	$40.8	$47.7	$43.4	$46.3

Long-term debt:
Senior notes	$325.0	$293.6	$325.0	$277.9
Term loan	200.0	200.0	200.0	200.0
Customer borrowings	4.6	4.6	5.4	5.2

Total long-term debt	$529.6	$498.2	$530.4	$483.1

(1) Includes current portion.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $40.8 million and $43.2 million at June 30, 2009 and December 31, 2008, respectively. The fair value of the receivable of $47.7 million and $46.1 million at June 30, 2009 and

December 31, 2008, respectively, is based on a discount rate of 6.4 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 –DEBT AND CREDIT FACILITIES for further information.

NOTE 9 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of June 30, 2009 and December 31, 2008:

($ in Millions)
June 30, 2009
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Borrowing Capacity	Total Principal Outstanding
Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	$270.0	$(270.0)
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	(55.0)

Credit Facility:
Term loan	Variable	1.58% (1)	2012	200.0	(200.0)
Revolving loan	Variable	- % (1)	2012	600.0	-	(2)

Total				$1,125.0	$(525.0)

December 31, 2008
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Borrowing Capacity	Total Principal Outstanding
Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	$270.0	$(270.0)
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	(55.0)

Credit Facility:
Term loan	Variable	5.02% (1)	2012	200.0	(200.0)
Revolving loan	Variable	- % (1)	2012	600.0	-	(2)

Total				$1,125.0	$(525.0)

(1) After the effect of interest rate hedging, the average annual borrowing rate for outstanding revolving and term loans was 3.37% and 5.10% as of June 30, 2009 and December 31, 2008, respectively.

(2) As of June 30, 2009 and December 31, 2008, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $18.8 million and $21.5 million, respectively, reducing available borrowing capacity to $581.2 million and $578.5 million, respectively.

The terms of the private placement senior notes and the credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of June 30, 2009, we were in compliance with the financial covenants in both the note purchase agreement and the credit agreement. However, if the current economic crisis continues, leading to further decline in steel demand and pricing, or we experience significant unfavorable changes in foreign currency exchange rates, it is reasonably possible that our ability to remain in compliance with these financial covenants could be impacted in the near term. Such circumstances could require the use of higher cost forms of capital.

Short-term Facilities

On February 9, 2009, Asia Pacific Iron Ore amended its A$40 million ($32.2 million) multi-option facility. The original facility provided credit for short-term working capital and contingent instruments, such as performance bonds. The amended facility includes an additional A$80 million ($64.4 million) cash facility, which matures in August 2009. The outstanding bank commitments on the A$40 million multi-option facility totaled A$26.8 million ($21.6 million) and A$27.2 million ($18.8 million) in performance bonds, reducing borrowing capacity to A$13.2 million ($10.6 million) and A$12.8 million ($8.8 million) at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, there were no funds drawn under the cash facility. The facility agreement contains financial covenants as follows: (1) debt to earnings ratio and (2) interest coverage ratio. The amendments to the facility did not cause any change to the financial covenants in place. As of June 30, 2009, we were in compliance with the financial covenants of the credit facility agreement. We have provided a guarantee of the combined facilities, along with certain of our Australian subsidiaries.

Latin America

At June 30, 2009 and December 31, 2008, Amapá had total project debt outstanding of approximately $530 million and $493 million, respectively, for which we have provided a several guarantee on our 30 percent share. Our estimate of the aggregate fair value of the outstanding guarantee is $6.7 million as of June 30, 2009, which is reflected in Other Liabilities on the Statements of Unaudited Condensed Consolidated Financial Position. Amapá is currently in violation of certain operating and financial loan covenants contained in the debt agreements. However, Amapá and its lenders have agreed to extend the suspension of these covenants with the exception of debt to equity ratio requirements through October 2009. If Amapá is unable to either renegotiate the terms of the debt agreements or obtain further extension of the compliance waivers, violation of the operating and financial loan covenants may result in the lenders calling the debt, thereby requiring us to recognize and repay our share of the debt in accordance with the provisions of the guarantee arrangement.

Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.0 million and $14.0 million, respectively, for the three and six months ended June 30, 2009, compared with $5.1 million and $9.9 million, respectively, for the same periods in 2008. Capital leases were $152.3 million and $73.9 million at June 30, 2009 and December 31, 2008, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $28.6 million and $18.3 million at June 30, 2009 and December 31, 2008, respectively.

Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2009 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2009 (July 1 - December 31)	$11.2	$12.9
2010	22.1	24.0
2011	21.8	20.4
2012	21.5	16.0
2013	20.1	16.1
2014 and thereafter	81.3	26.1

Total minimum lease payments	178.0	$115.5

Amounts representing interest	50.4

Present value of net minimum lease payments	$127.6

NOTE 11 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $114.9 million and $117.1 million at June 30, 2009 and December 31, 2008, respectively. Payments in the first six months of 2009 were $1.8 million compared with $6.2 million for the full year in 2008. The following is a summary of the obligations at June 30, 2009 and December 31, 2008:

	(In Millions)
	June 30, 2009	December 31, 2008
Environmental	$15.7	$16.4
Mine closure
LTVSMC	13.3	13.9
Operating mines:
North American Iron Ore	45.9	44.1
North American Coal	25.5	31.1
Asia Pacific Iron Ore	9.9	7.8
Other	4.6	3.8

Total mine closure	99.2	100.7

Total environmental and mine closure obligations	114.9	117.1
Less current portion	7.2	12.2

Long term environmental and mine closure obligations	$107.7	$104.9

Environmental

The Rio Tinto Mine Site

The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a consent order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. As of June 30, 2009, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.

During the first quarter of 2009, the parties reached agreement on the allocation percentages for a negotiated remedy, which was formalized in an allocation agreement in the second quarter of 2009. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2009.

We have recorded an estimated environmental liability of $10.5 million and $10.7 million on the Statements of Condensed Consolidated Financial Position as of June 30, 2009 and December 31, 2008, respectively.

Michigan Operations

In 2008 and 2009, a series of unpermitted releases of tailings and tailings water occurred at the Tilden mine. Additionally, during 2008, one such release occurred at the Empire mine. The MDEQ has issued violation notices for certain of these releases and is considering further enforcement action. We have undertaken, and will continue to undertake, certain clean-up actions and certain operational control changes at both mines, the costs for which have not been material to date. We are in discussions with the MDEQ about implementing corrective action, which we currently anticipate could result in expending $8 million to $10 million in capital, primarily for the replacement of a tailings line at Tilden during 2009 and 2010. These costs and the corrective actions are subject to change based on a number of factors, including the results of our discussions with the MDEQ regarding the planned actions. We also anticipate that we will enter into consent orders with the MDEQ resolving these violations and that the MDEQ will impose a civil penalty in an amount that cannot be reasonably determined at this time. However, we do not believe that any such civil penalty will have a material adverse effect on our results of operations, financial position or cash flows.

United Taconite Air Emissions Matter

On March 27, 2008, United Taconite received a DSA from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 when we first acquired our interest in the mine. In the interest of resolving this matter with MPCA, United Taconite signed a stipulated agreement in March 2009, which requires the facility to, among other things, install continuous emissions monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and retire emissions allowances. During the second quarter of 2009, United Taconite satisfied various requirements of the stipulation agreement. We do not expect this matter to have a material impact on our consolidated financial statements.

Mine Closure

The mine closure obligations are for our four consolidated North American operating iron ore mines, our two operating North American coal mining complexes, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2009 and the year ended December 31, 2008:

	(In Millions)
	June 30, 2009	December 31, 2008 (1)
Asset retirement obligation at beginning of period	$86.8	$96.0
Accretion expense	3.3	7.3
Reclassification adjustments	-	1.0
Exchange rate changes	2.0	(3.1)
Revision in estimated cash flows	(6.2)	(14.4)

Asset retirement obligation at end of period	$85.9	$86.8

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2008.

NOTE 12 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2009 and 2008:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$3.0	$3.3	$6.5	$6.3
Interest cost	8.9	10.4	19.8	20.5
Expected return on plan assets	(7.3)	(12.2)	(17.3)	(24.6)
Amortization:
Prior service costs	0.9	1.0	1.9	1.9
Net actuarial losses	6.3	2.9	13.0	5.1

Net periodic benefit cost	$11.8	$5.4	$23.9	$9.2

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$1.1	$0.8	$2.3	$1.5
Interest cost	4.3	4.0	8.7	7.7
Expected return on plan assets	(2.2)	(2.7)	(4.5)	(5.4)
Amortization:
Prior service costs (credits)	0.5	(1.6)	0.9	(3.0)
Net actuarial losses	2.6	1.5	5.1	2.9
Transition asset	-	(0.8)	-	(1.5)

Net periodic benefit cost	$6.3	$1.2	$12.5	$2.2

We made OPEB contributions of $14.9 million and $4.0 million through the first six months of 2009 and 2008, respectively.

As a result of an IRS Notice issued in March 2009, which provided new guidance regarding the assumptions to be used in determining annual funding requirements under the Pension Protection Act, our estimated pension funding requirement in 2009 will be reduced by approximately $33 million, from $67 million estimated as of December 31, 2008 to approximately $34 million as of June 30, 2009.

NOTE 13 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 9, 2009, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan (“Plan”) for the performance period 2009-2011. A total of 552,100 shares were granted under the award, consisting of 406,170 in performance shares and 145,930 in restricted share units. A total of 2,490,637 shares remain available for grant under the Plan at June 30, 2009.

Each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee at its discretion. The performance shares granted under the Plan vest over a period of three years and measure performance on the basis of two factors, 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow, and are intended to be paid out in common shares.

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

The following assumptions were utilized to estimate the fair value for the 2009 performance share grant:

Plan Year	Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
2009	March 9, 2009	$12.96	2.81	85.8%	1.43%	2.72%	$4.90	37.83%

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

Nonemployee Directors

On May 12, 2009, an annual equity grant was awarded under our Directors’ Plan to all Nonemployee Directors elected or re-elected by the shareholders as follows:

Date of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
May 12, 2009	7,788	12,980	2,596

The Directors’ Plan provides for an annual equity grant, which is awarded at our Annual Meeting each year to all Nonemployee Directors elected or re-elected by the shareholders. The value of the equity grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our Annual Meeting date is divided into the equity grant to determine the number of restricted shares awarded. Effective May 1, 2008, Nonemployee Directors received an annual retainer fee of $50,000 and an annual equity award of $75,000. The Directors’ Plan offers the Nonemployee Director the opportunity to defer all or a portion of the Annual Directors’ Retainer fees, Chair retainers, meeting fees, and the Equity Grant into the Compensation Plan. A Director who is 69 or older at the equity grant date will receive common shares with no restrictions.

NOTE 14 – INCOME TAXES

Our tax provision for the three and six months ended June 30, 2009 was a benefit of $17.6 and $16.5 million, respectively. This includes $0.5 million and $1.0 million, respectively, of interest related to unrecognized tax benefits recorded as a discrete item. The effective tax rate for the six months of 2009 is approximately (30) percent. Our 2009 expected effective tax rate for the full year is approximately (29) percent, which reflects benefits from tax losses, deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of June 30, 2009, our valuation allowance against certain deferred tax assets increased by $13.8 million from December 31, 2008, primarily related to ordinary losses of certain foreign operations for which future utilization is currently uncertain.

As of June 30, 2009, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2009, we had $53.7 million of unrecognized tax benefits and there have been no significant changes through June 30, 2009. If this amount was recognized, $50.1 million would impact the effective tax rate. It is reasonably possible that an additional decrease of up to $30.2 million in unrecognized tax benefit obligations will occur within the next 12 months due to expected settlements with the taxing authorities.

NOTE 15 – CAPITAL STOCK

Common Stock

Public Offering

On May 19, 2009, we completed a public offering of our common shares. The total number of shares sold was 17.25 million, comprised of a 15 million share offering and the exercise of an underwriters’ over-allotment option to purchase an additional 2.25 million common shares. The common shares sold were out of treasury stock, and the sale did not result in an increase in the number of shares authorized or the number of shares issued. A registration statement relating to these securities was filed with and declared effective by the SEC. Net proceeds at a price of $21.00 per share were approximately $348 million.

Dividends

On May 12, 2009, our board of directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 in order to enhance financial flexibility. The $0.04 common share dividend was paid on June 1, 2009 to shareholders of record as of May 22, 2009.

Euronext Listing

In March 2009, we listed our common shares on the Professional Compartment of NYSE Euronext Paris (“Euronext”). On March 31, 2009, the French Autorité des marchés financiers (AMF) approved the prospectus and correspondingly granted a visa number for admission of our common shares to listing and trading on Euronext. Our shares began trading on Euronext on April 6, 2009 under the symbol “CLF” and are denominated in Euros on the Paris venue. The cross listing does not result in changes to our capital structure, share count, or current stock-listings and is intended to promote additional liquidity for investors as well as provide greater access to our shares in Euro-zone markets and currencies.

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

As of February 11, 2009, all remaining preferred shares had been converted to 27,278 shares of common stock at a conversion rate of 133.0646. Total common shares were issued out of treasury.

NOTE 16 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three and six months ended June 30, 2009 and 2008:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Cliffs shareholders	$45.5	$270.2	$38.1	$287.2
Other comprehensive income:
Unrealized net gain on marketable securities - net of tax	4.2	12.3	5.3	11.7
Foreign currency translation	130.6	37.1	129.5	81.0
Amortization of net periodic benefit - net of tax	5.7	(23.9)	17.9	(20.8)
Unrealized gain on interest rate swap - net of tax	0.5	0.9	0.5	(0.5)
Unrealized gain (loss) on derivative financial instruments	(3.5)	14.2	(9.9)	19.7

Total other comprehensive income	137.5	40.6	143.3	91.1

Total comprehensive income	$183.0	$310.8	$181.4	$378.3

NOTE 17 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Cliffs shareholders	$45.5	$270.2	$38.1	$287.2
Preferred stock dividends	-	(0.4)	-	(1.3)

Income applicable to common shares	$45.5	$269.8	$38.1	$285.9

Weighted average number of shares:
Basic	125.1	98.1	119.1	94.0
Employee stock plans	0.7	0.5	0.7	0.4
Convertible preferred stock	-	6.6	-	10.7

Diluted	125.8	105.2	119.8	105.1

Earnings per common share attributable to Cliffs shareholders - Basic	$0.36	$2.75	$0.32	$3.04

Earnings per common share attributable to Cliffs shareholders - Diluted	$0.36	$2.57	$0.32	$2.73

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On July 17, 2008, Asia Pacific Iron Ore entered into an agreement to upgrade the rail line used for its operations. The upgrade is being performed to mitigate the risk of derailment and reduce service disruptions by providing a more robust infrastructure. The improvements include the replacement of 120 kilometers of rail and associated parts. As a result, we have incurred a purchase commitment of approximately $44.7 million for maintenance and improvements to the rail structure. The first phase of the project was completed during the second quarter of 2009. As of June 30, 2009, capital expenditures related to this purchase were approximately $34.7 million. Remaining expenditures of approximately $10.0 million will be made throughout the second half of 2009.

In 2008, we incurred an additional capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $83 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of June 30, 2009, capital expenditures related to this purchase were approximately $29 million. Remaining expenditures of approximately $39 million and $15 million are scheduled to be made in 2009 and 2010, respectively. We are currently in discussions with the supplier regarding revised payment and delivery terms.

Contingencies

Litigation

We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements. Refer to Part II – Item 1, Legal Proceedings, for additional information.

NOTE 19 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2009 and 2008 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2009	2008
Capital additions	$113.8	$85.9
Cash paid for capital expenditures	60.5	59.1

Difference	$53.3	$26.8

Non-cash accruals	$5.5	$3.8
Capital leases	47.8	23.0

Total	$53.3	$26.8

Refer to NOTE 10 – LEASE OBLIGATIONS for further information.

NOTE 20 – SUBSEQUENT EVENTS

Amapá Environmental Litigation

On July 8, 2009, an order issued by the local court in the State of Amapá was published, which could require among other things, the cessation of any activities at Amapá and the neighboring operations that cause the displacement of soil into the riverbeds of nearby creeks, as well as the suspension of the use of water from or discharged into the creeks, until the completion of an environmental audit by the Ministry of the Environment. The examination would have to be completed within 180 days from notification of the order. Based on our 30 percent ownership interest, we do not have control over the operating and financial policies of Amapá, and responsibility for such decisions lies primarily with Anglo as the parent and majority owner. Amapá has retained independent environmental consultants to assess the situation and determine whether Amapá has caused environmental damages that affect the rivers, creeks and surrounding region in which it operates. The order has yet to be served on Amapá. If served, Amapá will have to temporarily suspend operations. In the event of non-compliance with the court order, a penalty of approximately $26,000 per day will be imposed. Until a complete environmental assessment has been performed, we are unable to determine the potential impact this will have on our investment in Amapá.

Settlement of 2009 Eastern Canadian Pellet Price

In July 2009, Eastern Canada reached settlement of 2009 iron ore pellet prices, reflecting a decrease of approximately 48 percent below 2008 prices. The settlement was consistent with previously reported price settlements in Europe as well as with the estimates we used during the reporting period in relation to the iron ore pellet benchmarks referenced in certain of our North American Iron Ore sales contracts. As a result, settlement of the 2009 Eastern Canadian pellet price did not have an impact on our consolidated financial statements for the period ended June 30, 2009.

Sale of Foreign Currency Exchange Contracts

As of June 30, 2009, we had outstanding exchange rate contracts with a notional amount of approximately $526 million in the form of call options, collar options, and convertible collar options with varying maturity dates ranging from July 2009 to August 2011. During July 2009, we sold approximately $132 million of the outstanding contracts and recognized a net realized loss of approximately $2.4 million based upon the difference between the contract rates and the spot rates on the date each contract was sold.

We have evaluated subsequent events through July 30, 2009, which represents the date of financial statement issuance.

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

In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and two coking coal mining complexes located in West Virginia and Alabama. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. However, the current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. Global crude steel production, a significant driver of our business, is currently down approximately 23 percent from last year, with even greater production declines in some locations, including the United States. In addition, the mining industry has seen a reduction in high cost operations, and the credit environment is expected to limit the funding and expansion capabilities of many mining companies.

Consolidated revenues for the three and six months ended June 30, 2009 decreased to $390.3 million and $855.1 million, respectively, with net income per diluted share of $0.36 and $0.32, respectively. This compares with revenues of $1.0 billion and $1.5 billion, respectively, and net income per diluted share of $2.57 and $2.73, respectively, for the comparable periods in 2008. In response to the economic downturn and its impact on the global steel industry, we initiated and extended production curtailments at our North American mines during the first half of 2009 necessary to align output with lower demand and optimize inventory. In Asia Pacific, we have negotiated provisional pricing arrangements to reflect the decline in steel demand and prices as we await final settlement of 2009 benchmark prices, which are expected to decline significantly from 2008 prices based on recent settlements in Japan and worldwide pressures in the market. Results for the first six months of 2009 were favorably impacted by the rise in the Australian dollar to an exchange rate of A$0.81 at June 30, 2009, resulting in approximately $76.0 million of unrealized gains on foreign currency exchange contracts during the period.

In the second quarter of 2009, we implemented proactive initiatives to enhance financial flexibility and strengthen our balance sheet, including a public offering of our common shares, a 55 percent reduction in our common share quarterly dividend, and compensation reductions across the organization. The equity offering resulted in approximately $348 million of net proceeds, which will be used for general corporate purposes, including, among other things, funding certain capital expenditures, repayment of indebtedness or other strategic transactions. In addition, the quarterly dividend and compensation reductions are expected to result in savings of approximately $22 million and $15 million, respectively, in 2009.

These initiatives were taken in response to the high degrees of uncertainty within our industry and the macroeconomic environment as well as to better position ourselves to take advantage of possible opportunities when the market improves. Throughout the first half of 2009, we also continued to focus on cash conservation and generation from our business operations as well as reduction of any discretionary capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current environment.

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

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three months and six months ended June 30, 2009 and 2008:

	(In Millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2009	2008	Variance Favorable/ (Unfavorable)	2009	2008	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$390.3	$1,008.6	$(618.3)	$855.1	$1,503.1	$(648.0)

Cost of goods sold and operating expenses	(402.0)	(582.3)	180.3	(824.4)	(994.3)	169.9

Sales Margin	$(11.7)	$426.3	$(438.0)	$30.7	$508.8	$(478.1)

Sales Margin %	-3.0%	42.3%	-45.3%	3.6%	33.9%	-30.3%

Revenue from Product Sales and Services

Sales revenue for the three and six months ended June 30, 2009 declined 61 percent and 43 percent, respectively, from the comparable periods in 2008. The decrease in sales revenue for both the quarter and year to date was primarily due to lower sales volumes related to our North American business operations as a result of the current volatility and uncertainty in global markets, which has led to production slowdowns in the steel industry. In Asia Pacific, we have negotiated significantly lower provisional pricing arrangements to reflect the decline in steel demand and prices, thereby resulting in lower revenues in 2009.

As a result of the deteriorating market conditions that continued throughout the first half of 2009, revenues related to our North American Iron Ore and Coal segments decreased approximately $471.1 million and $68.1 million, respectively, from the comparable prior year period. Based upon the economic downturn and the resulting impact on demand, sales volumes for the quarter and first half of 2009 declined approximately 58 percent and 47 percent, respectively, at North American Iron Ore. North American Coal experienced a 50 percent decrease in volume in each of these periods. Revenues for the second quarter and first six months of 2009 were also negatively impacted by base rate adjustments related to estimated reductions in World Pellet Pricing and producer price indices referenced in certain of our North American Iron Ore contracts as well as the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers.

Revenues from our Asia Pacific operations were negatively impacted by the estimated decline in 2009 iron ore benchmark prices caused by lower demand for steel worldwide. As a result, revenues at Asia Pacific Iron Ore for the first half of 2009 declined 38 percent from the comparable prior year period. Pricing decreases in the current year contrast with settled price increases in 2008 of 97 percent and 80 percent for lump and fines, respectively.

Cost of Goods Sold and Operating Expenses

Cost of goods sold for the three and six months ended June 30, 2009 declined 31 percent and 17 percent, respectively, from the comparable periods in 2008. The decrease for both the second quarter and first half of 2009 is primarily attributable to lower costs at our North American business operations as a result of declines in volume and cost reductions during the year related to ongoing cash conservation efforts that have been reinforced in light of the current economic environment. Costs were also favorably impacted in the first half of 2009 by approximately $59.8 million related to favorable foreign exchange rates as well as lower fuel and energy costs primarily related to our North American and Asia Pacific iron ore operations, which together decreased approximately $67.5 million compared with the first six months of 2008.

The overall decrease in cost of goods sold for both the quarter and year to date was partially offset by idle expense of approximately $66 million and $101 million in each period, respectively, related to production curtailments in North America during the first half of the year. In addition, costs for the second quarter and first half of 2009 reflect the impact of the Asia Pacific Iron Ore and United Taconite step acquisitions, which occurred in the second half of 2008.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three months and six months ended June 30, 2009 and 2008:

	(In Millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2009	2008	Variance Favorable/ (Unfavorable)	2009	2008	Variance Favorable/ (Unfavorable)
Royalties and management fee revenue	$1.3	$7.1	$(5.8)	$3.7	$10.9	$(7.2)
Selling, general and administrative expenses	(23.4)	(52.1)	28.7	(55.2)	(96.6)	41.4
Casualty recoveries	-	10.0	(10.0)	-	10.0	(10.0)
Gain (loss) on sale of assets	(0.5)	19.5	(20.0)	0.5	21.0	(20.5)
Miscellaneous - net	17.0	(1.4)	18.4	14.4	(1.9)	16.3

	$(5.6)	$(16.9)	$11.3	$(36.6)	$(56.6)	$20.0

The decrease in selling, general and administrative expense of $28.7 million and $41.4 million in the second quarter and first half of 2009, respectively, compared with the same periods in 2008 is primarily the result of an increased focus on cost reduction efforts due to the current economic conditions. In particular, outside professional service and legal fees associated with the expansion of our business declined approximately $12.2 million and $17.1 million during the quarter and year to date, respectively. Additionally, employment costs were reduced in each period by $10.2 million and $7.9 million, respectively, as a result of lower share-based and incentive compensation. Expenses at our Asia Pacific Iron Ore segment were $1.3 million and $3.0 million higher for the second quarter and first half of 2009, respectively, when compared with the comparable periods in 2008, reflecting an increased focus on marketing activities due to the weakening economic climate, as well as higher employment costs and outside professional services to support business development and improvement efforts. In addition, selling, general and administrative expense in the prior year was impacted by a charge in the first quarter of 2008 of approximately $6.8 million in connection with a legal case.

The gain on sale of assets of $19.5 million and $21.0 million in the second quarter and first half of 2008, respectively, primarily relates to the sale of Synfuel, which was completed in June 2008. We recorded a gain of $19 million in the second quarter of 2008 upon completion of the transaction.

Casualty recoveries for the three and six months ended June 30, 2008 is primarily attributable to a $9.2 million insurance recovery recognized in the prior year related to a 2006 electrical explosion at our United Taconite facility.

The increase in Miscellaneous – net of $18.4 million and $16.3 million for the quarter and year to date, respectively, is primarily attributable to exchange rate gains on foreign currency transactions related to loans denominated in Australian dollars, as a result of the increase in exchange rates during the period from A$0.69 at December 31, 2008 to A$0.81 at June 30, 2009.

Other income (expense)

Following is a summary of other income (expense) for the three and six months ended June 30, 2009 and 2008:

	(In Millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2009	2008	Variance Favorable/ (Unfavorable)	2009	2008	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$79.3	$-	$79.3	$76.0	$-	$76.0
Interest income	2.4	6.3	(3.9)	5.8	11.9	(6.1)
Interest expense	(10.0)	(9.8)	(0.2)	(19.3)	(17.0)	(2.3)
Other non-operating income (expense)	(1.3)	0.3	(1.6)	(0.8)	0.3	(1.1)

	$70.4	$(3.2)	$73.6	$61.7	$(4.8)	$66.5

The impact of changes in the fair value of our foreign currency contracts on the Statement of Unaudited Condensed Consolidated Operations in both the second quarter and first half of 2009 primarily relates to the de-designation of the foreign currency cash flow hedges for accounting purposes. We are required to record on our Statements of Consolidated Financial Position the market value of our open derivative positions which do not qualify for hedge accounting treatment. Previously, when the derivative instruments were designated as cash flow hedges, the mark-to-market adjustments related to the effective portions of the hedges were recorded as a component of Other comprehensive income. Upon de-designation of the cash flow hedges, effective July 1, 2008, the instruments are prospectively marked to fair value, and the adjustments resulting from changes in the market value of these derivative instruments are recorded as an unrealized gain or loss each reporting period. The following table represents our foreign currency derivative contract position as of June 30, 2009:

	($ in Millions)

Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$316.5	0.77	0.81	$(2.3)
Contracts expiring in the next 13 to 24 months	136.0	0.75	0.81	(2.5)
Contracts expiring in the next 25 to 36 months	12.0	0.77	0.81	(0.3)

Total	$464.5	0.77	0.81	$(5.1)

AUD Call Options (2)
Contracts expiring in the next 12 months	$47.5	0.88	0.81	$0.8
Contracts expiring in the next 13 to 24 months	14.0	0.90	0.81	0.4

Total	$61.5	0.89	0.81	$1.2

Total Hedge Contract Portfolio	$526.0			$(3.9)

(1) Includes collar options, convertible collar options and forward exchange contracts.

(2) AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The favorable unrealized mark-to-market fluctuations of $79.3 million and $76.0 million for the second quarter and first half of 2009 are related to the spot rate of A$0.81 as of June 30, 2009, which increased considerably from the spot rate of A$0.69 as of December 31, 2008. The changes in the spot rates are correlated to the appreciation of the Australian dollar relative to the United States dollar during the period. The amount of outstanding contracts in our foreign exchange hedge book decreased from $869 million at December 31, 2008 to $526 million as of June 30, 2009 as a result of the expiration of contracts upon maturity. During the first half of 2009, approximately $340 million of outstanding contracts matured, resulting in a cumulative net realized loss of $36.8 million since inception of the contracts.

The decrease in interest income in both the second quarter and first six months of 2009 compared with the comparable periods in 2008 is attributable to a decline in cash and investments held by Cliffs Asia Pacific during the current year coupled with lower overall average returns. Investment returns in 2009 are lower as a result of market declines. The slight increase in interest expense in the second quarter and first half of 2009 is attributable to increased borrowings on our senior notes, partially offset by lower average interest rates on total debt outstanding of 4.54 percent at June 30, 2009, compared with 4.77 percent at June 30, 2008. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

The following represents a summary of our tax provision and corresponding effective rates for the three and six months ended June 30, 2009 and 2008:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income tax benefit (expense)	$17.6	$(107.4)	$16.5	$(121.6)

Effective tax rate	(33.0)%	26.0%	(30.0)%	27.0%

Our tax provision for the three and six months ended June 30, 2009 was a credit of $17.6 and $16.5 million, respectively, compared with expense of $107.4 million and $121.6 million, respectively, for the comparable prior year periods. The decrease in the tax provision for both the quarter and year to date is primarily attributable to lower pre-tax book income, a shift in the jurisdictions in which income was earned, and proportionately larger percentage depletion benefits. The valuation allowance of $7.6 million and $13.8 million for the quarter and year to date, respectively, on ordinary losses of certain foreign operations is offset by benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

For the full year 2009, we expect an effective tax rate of approximately (29) percent, which reflects benefits from tax losses in the U.S., deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 14 – INCOME TAXES for further information.

Equity Loss in Ventures

The equity loss in ventures for the three and six months ended June 30, 2009 of $25.5 million and $34.7 million, respectively, primarily represents our share of the operating results of our equity method investment in Amapá. Such results consist of start-up and operating losses of $24.8 million and $33.9 million for the second quarter and first half of 2009, respectively. This compares with losses of $6.2 million and $13.1 million, respectively, for the comparable periods in 2008. The negative operating results in each year are mainly due to slower than anticipated ramp-up of operations and product yields. Our equity share of the losses for Amapá were also higher in the current year due to a write-down in the value of inventory, asset impairment charges, as well as changes in foreign currency exchange rates during second quarter and the resulting impact on project debt denominated in Brazilian real. Based on our 30 percent ownership interest, we do not have control over the operating and financial policies of Amapá, and responsibility for such decisions lies primarily with Anglo as the parent and majority owner.

We evaluate the loss in value of our equity method investments each reporting period to determine whether the loss is other than temporary. Based upon the increase in equity losses resulting from start-up costs and production delays, which continued through the first half of 2009, we determined that indicators of impairment may exist relative to our investment in Amapá. Accordingly, we performed an assessment of the potential impairment of our investment during the first two quarters of 2009 using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value as of March 31, 2009 and June 30, 2009, respectively. Based upon the analyses performed, we have determined that our investment is not impaired. We will continue to evaluate the results of our investment on a quarterly basis while monitoring the declines in pricing and the potential impact on our business as a result of the recent economic downturn in the industry.

Results of Operations – Segment Information

Our company is organized and managed according to product category and geographic location. Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended June 30, 2009 and 2008:

	(In Millions)
	Three Months Ended June 30,		Change due to				Total change
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements
	2009	2008
Revenues from product sales and services	$262.8	$643.4	$(9.8)	$(326.0)	$-	$(44.8)	$(380.6)
Cost of goods sold and operating expense	(229.2)	(370.8)	(21.0)	168.7	(50.9)	44.8	141.6

Sales margin	$33.6	$272.6	$(30.8)	$(157.3)	$(50.9)	$-	$(239.0)

Sales tons	2.3	5.5

The decrease in revenue for the second quarter of 2009 compared with the same period in 2008 is primarily attributable to lower sales volume. The decline in sales volume during the period is a result of the continued volatility and uncertainty in the market that we experienced during the first half of the year, which has led to production curtailments and lower demand in the steel industry. In addition, revenue was impacted in the second quarter of 2009 by an increase of approximately $5.2 million related to supplemental contract payments compared with an increase of $84.3 million in the same period of 2008. The decrease between periods primarily relates to the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers.

In addition to the year-over-year decline in sales volume, recently reported price settlements for iron ore pellets reflect a decrease of approximately 48 percent in 2009, compared with an increase of 87 percent in 2008. As a result, base rate adjustments related to estimated reductions in World Pellet Pricing and producer price indices has contributed to lower revenues in the current period. The decline in second quarter revenue was partially offset by a $9.7 million favorable adjustment on the undelivered tons associated with our 2008 purchase of the remaining 30 percent interest in United Taconite.

The decrease in cost of goods sold and operating expense in the second quarter of 2009 is primarily due to the decline in volume and cost reductions in relation to cash conservation efforts. These decreases were partially offset by idle expense of approximately $50.9 million related to production curtailments during the current period, higher production costs of approximately $12.6 million primarily related to increased labor and electric power rates, and an increase of approximately $3.8 million related to the impact of the 2008 United Taconite step acquisition. In addition, we incurred approximately $2.2 million of severance costs during the second quarter of 2009 related to voluntary and involuntary terminations.

Following is a summary of North American Iron Ore results for the six months ended June 30, 2009 and 2008:

	(In Millions)
	Six Months Ended June 30,		Change due to				Total change
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements
	2009	2008
Revenues from product sales and services	$451.1	$922.2	$(24.7)	$(366.4)	$-	$(80.0)	$(471.1)
Cost of goods sold and operating expense	(432.5)	(585.0)	(53.0)	206.9	(81.4)	80.0	152.5

Sales margin	$18.6	$337.2	$(77.7)	$(159.5)	$(81.4)	$-	$(318.6)

Sales tons	4.3	8.2

The decrease in revenue for the first six months of 2009 compared with the same period in 2008 is primarily attributable to lower sales volume caused by the current economic downturn, which has led to production curtailments and lower demand in the steel industry. Revenue was reduced in the first half of 2009 by approximately $21.7 million related to supplemental contract payments compared with an increase of $110.3 million for the same period in 2008. The decrease in the current period is primarily attributable to the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers. In addition, revenue for the first six months of 2009 was unfavorably impacted by base rate adjustments related to the estimated 48 percent reduction in World Pellet Pricing and producer price indices, partially offset by a $9.7 million favorable adjustment on the undelivered tons associated with our 2008 purchase of the remaining 30 percent interest in United Taconite.

The decrease in cost of goods sold and operating expense in the first half of 2009 is primarily due to lower volume and cost reductions in relation to ongoing cash conservation efforts. In addition, fuel and energy costs decreased approximately $61.6 million compared with the same period in 2008. These decreases were partially offset by idle expense of $81.4 million related to production curtailments during the current period, higher production costs of approximately $37.1 million primarily related to increased labor rates as a result of the new USW labor agreement that was entered into during the third quarter of 2008, and an increase of approximately $10.6 million related to the impact of the 2008 United Taconite step acquisition.

Production

Following is a summary of iron ore production tonnage for the second quarter and first six months of 2009 and 2008:

	(In Millions) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Mine	2009	2008	2009	2008

Empire	0.3	1.4	1.2	2.6
Tilden	1.4	2.2	2.3	3.8
Hibbing	0.4	2.0	1.8	4.0
Northshore	-	1.5	1.0	2.8
United Taconite	0.5	1.5	1.4	2.7
Wabush	0.5	1.1	1.2	2.1

Total	3.1	9.7	8.9	18.0

Cliffs' share of total	2.3	6.3	6.2	11.5

(1) Long tons of pellets (2,240 pounds).

In response to the economic downturn, we continue to rationalize production with customer demand and have executed plans to reduce full year production at our six North American Iron Ore mines to approximately 14.7 million equity tons. This compares with 2008 production of 22.9 million equity tons. For the six months ended June 30, 2009, each of our six North American Iron Ore mines operated at significantly lower than capacity rates. At United Taconite, which was shut down from May through mid-June, one of the production lines remains idled and is planned to be idled throughout the year, while a second line resumed production in mid-June. At Hibbing, production was temporarily shut down from mid-May 2009 to September 2009, with a subsequent further extension of the shutdown through March 2010 due to market conditions. In addition, Northshore’s temporary shutdown was extended to three months, from April to June; and it resumed production in early July at a reduced level. Our Michigan operations and Wabush also continue to operate at significantly reduced rates as a result of the current economic conditions.

Based on current market uncertainties and corresponding blast furnace capacity utilization in North America, we continue to monitor the marketplace and will adjust our production plans for the remainder of 2009 accordingly.

North American Coal

Following is a summary of North American Coal results for the three months ended June 30, 2009 and 2008:

	(In Millions, except tonnage)
	Three Months Ended June 30,		Change due to				Total change
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements
	2009	2008
Revenues from product sales and services	$30.8	$61.5	$4.8	$(26.3)	$-	$(9.2)	$(30.7)
Cost of goods sold and operating expense	(49.9)	(84.5)	16.8	27.5	(18.9)	9.2	34.6

Sales margin	$(19.1)	$(23.0)	$21.6	$1.2	$(18.9)	$-	$3.9

Sales tons (in thousands)	289	576

We reported negative sales margin of $19.1 million and $23.0 million for the three months ended June 30, 2009 and 2008, respectively. Total revenue for the second quarter of 2009 was $30.7 million, or 50 percent lower than the same period in 2008. The decrease in revenue is primarily attributable to lower sales volume as a result of the current economic downturn and its impact on the global steel industry, which has led to a decline in demand for steel-making products.

Lower sales volume in the second quarter of 2009 also contributed to the decrease in cost of goods sold and operating expense during the period. The decrease in costs was also driven by production curtailments and headcount reductions at the Oak Grove and Pinnacle complexes during the period resulting in lower production-related costs. Spending on operating supplies and maintenance costs was reduced during the quarter as a result of ongoing cash conservation efforts in light of the current economic environment. These decreases were partially offset by idle expense of $14.8 million and the impact of lower production of $4.1 million, related to production curtailments during the period, delays associated with development of the longwall at Oak Grove, and reduced productivity. We incurred approximately $1.4 million of severance costs during the second quarter of 2009 related to voluntary and involuntary terminations. In addition, the Pinnacle complex experienced flooding due to heavy rainfall in May resulting in product loss and damages of approximately $1.3 million being incurred during the period.

Following is a summary of North American Coal results for the six months ended June 30, 2009 and 2008:

	(In Millions, except tonnage)
	Six Months Ended June 30,		Change due to				Total change
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements
	2009	2008
Revenues from product sales and services	$87.3	$155.4	$7.8	$(67.3)	$-	$(8.6)	$(68.1)
Cost of goods sold and operating expense	(135.2)	(180.9)	10.8	60.4	(34.1)	8.6	45.7

Sales margin	$(47.9)	$(25.5)	$18.6	$(6.9)	$(34.1)	$-	$(22.4)

Sales tons (in thousands)	783	1,574

We reported negative sales margin of $47.9 million and $25.5 million for the six months ended June 30, 2009 and 2008, respectively. Revenue of $87.3 million for the first half of 2009 was 44 percent lower than the comparable prior year period. The decrease in revenue is primarily attributable to a 50 percent decline in sales volume as a result of the current market conditions, which have adversely impacted the demand for steel-making raw materials throughout the current year.

Lower sales volume for the first six months of 2009 also contributed to the 25 percent decrease in cost of goods sold and operating expense during the period. In response to the economic downturn, we have decreased spending across the North American Coal business segment and have idled production at both the Oak Grove and Pinnacle complexes. Production curtailments and headcount reductions during the period have resulted in lower production-related costs, most notably labor cost reductions of $21.4 million in the first half of 2009. Spending on operating supplies and maintenance costs was reduced during the period by approximately $18.1 million as we continued to focus on cash conservation and cost management strategies. These decreases were partially offset by idle expense of $19.6 million related to production curtailments during the year, and the impact of lower production of approximately $14.5 million related to extended longwall development at Oak Grove as a result of higher levels of methane gas, unplanned geological conditions and lower productivity.

Production

Following is a summary of coal production tonnage for the second quarter and first half of 2009 compared with the same periods in 2008:

	(In Thousands) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mine:
Pinnacle complex	85	618	387	1,250
Oak Grove	196	115	331	492

Total	281	733	718	1,742

(1) Tons are short tons (2,000 pounds).

Metallurgical coal demand has been reduced as the steel industry has cut back production in response to the global economic slowdown. As a result, we temporarily suspended production at our Pinnacle complex in February 2009 in order to balance our production and inventory with customer demand. The preparation plant continued to operate on a reduced schedule to serve customer requirements.

In April 2009, we initiated further plans to align 2009 production with customer demand in response to the global economic slowdown and its impact on demand for metallurgical coal used by the steel industry. In West Virginia, production has been idled at our Green Ridge mines indefinitely, and our Pinnacle mine has halted production for approximately two months. In Alabama, operating levels have also been reduced at our Oak Grove mine. These production adjustments at North American Coal result in a current 2009 annual operating rate of approximately 1.3 million tons. This compares with 2008 production of 3.5 million tons. Due to the production curtailments and extended idling of our North American Coal facilities, workforce adjustments have been required resulting in approximately 500 layoffs as of the end of the second quarter.

We also continue to be challenged with adverse geological conditions across the mines and experienced lower than planned production levels at our Oak Grove mine in the first half of 2009 as a result of delays associated with development of the longwall.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2009 and 2008:

	(In Millions)
	Three Months Ended June 30,		Change due to			Total change
			Sales price and rate	Sales volume	Other
	2009	2008
Revenues from product sales and services	$73.4	$268.2	$(148.0)	$(44.2)	$(2.6)	$(194.8)
Cost of goods sold and operating expense	(90.6)	(107.3)	(1.2)	21.8	(3.9)	16.7

Sales margin	$(17.2)	$160.9	$(149.2)	$(22.4)	$(6.5)	$(178.1)

Sales tonnes	1.6	1.8

We reported a negative sales margin for our Asia Pacific Iron Ore segment of $17.2 million in the second quarter of 2009, compared with positive margin of $160.9 million for the same period in 2008. Total revenue declined $195 million, or 73 percent below the prior year period. The decrease in revenue is attributable to a decline in both sales price and volume. Sales price movement for the quarter was unfavorably impacted by a decline in estimated 2009 benchmark prices for lump and fines compared with 2008 pricing. We have negotiated provisional pricing arrangements to reflect the decline in steel demand and prices as we await final settlement of 2009 benchmark prices. Pricing decreases in the current year contrast with increases in 2008 of 97 percent and 80 percent for lump and fines, respectively, resulting in approximately $160.6 million of product revenue being recognized in the second quarter of last year upon settlement of the 2008 benchmark prices. Of this amount, approximately $65.0 million related to first quarter 2008 sales. Lower volume in the second quarter of 2009 is attributable to poor weather conditions which led to shipping delays during the period.

Cost of goods sold and operating expenses for the second quarter of 2009 decreased from the comparable prior year period primarily due to the decline in sales volume combined with lower costs of production, which were reduced by approximately $7.1 million as a result of long-term stockpile utilization, lower maintenance repairs, and declines in fuel and energy costs during the period. Costs were also lower in the second quarter of 2009 due to favorable exchange rate variances of $20.5 million and lower royalty payments of $8.8 million related to the decline in sales revenue. Decreases in the current period were partially offset by approximately $20.9 million related to the acquisition of the remaining ownership interest in Asia Pacific Iron Ore, which occurred during the second half of 2008.

Following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2009 and 2008:

	(In Millions)
	Six Months Ended June 30,		Change due to			Total change
			Sales price and rate	Sales volume	Other
	2009	2008
Revenues from product sales and services	$240.1	$385.7	$(116.7)	$(20.7)	$(8.2)	$(145.6)
Cost of goods sold and operating expense	(199.8)	(203.4)	(22.8)	8.8	17.6	3.6

Sales margin	$40.3	$182.3	$(139.5)	$(11.9)	$9.4	$(142.0)

Sales tonnes	3.8	3.9

Sales margin for Asia Pacific Iron Ore declined to $40.3 million in the first half of 2009 compared with $182.3 million for the same period in 2008. Revenue decreased 38 percent in the current period primarily as a result of lower pricing. While the 2009 benchmark prices for iron ore lump and fines have not yet settled, we have negotiated provisional pricing arrangements to reflect the decline in steel demand and prices, which is expected to decline significantly from 2008 prices based on recent settlements in Japan and worldwide pressures in the market. In 2008, the Australian benchmark prices for lump and fines settled during the second quarter at increases of 97 percent and 80 percent, respectively, resulting in an incremental increase in revenue of approximately $160.6 million for the first six months of 2008.

Cost of goods sold and operating expenses for the first half of 2009 were relatively consistent with the first half of 2008. Decreases in costs were primarily driven by favorable foreign exchange variances of approximately $59.8 million. In addition, costs declined by approximately $12.9 million during the first half of 2009 as a result of long-term stockpile utilization, reduced maintenance repairs, and lower fuel and energy costs. Decreases in the current period were offset by approximately $34.9 million related to the acquisition of the remaining ownership interest in Asia Pacific Iron Ore, which occurred during the second half of 2008, and higher shipping costs of $4.8 million as a result of freight incentives being offered during the current year.

Production

Following is a summary of iron ore production tonnage for the second quarter and first six months of 2009 and 2008:

	(In Millions) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mine:
Koolyanobbing	2.1	1.9	3.8	3.7
Cockatoo Island	-	0.2	-	0.3

Total	2.1	2.1	3.8	4.0

(1) Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Production for the second quarter and first half of 2009 was relatively consistent with the comparable prior year periods. Production at Asia Pacific Iron Ore in the first half of 2009 was impacted as a result of production at Cockatoo ending during 2008 due to construction on Phase 3 of the seawall. In April 2009, an unanticipated subsidence of the seawall occurred at Cockatoo. As a result, production from the mine will be delayed. Production is expected to resume in the second quarter of 2010 upon completion of the seawall. We currently expect to produce approximately 8.0 million tonnes for the full year in 2009 at our Asia Pacific Iron Ore operations. This compares with 2008 production of 7.7 million tonnes.

Liquidity, Cash Flows and Capital Resources

Throughout the first half of 2009, we have taken a balanced approach to allocation of our capital resources and free cash flow. We continued to focus on cash conservation and generation from our business operations as well as reduction of any discretionary capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current economic environment.

During the second quarter of 2009, we implemented proactive initiatives to enhance financial flexibility, including a public offering of our common shares, a 55 percent reduction in our common share quarterly dividend to $0.04 from $0.0875, and compensation reductions across the organization. These initiatives were taken in response to the high degrees of uncertainty within our industry and the macroeconomic environment as well as to better position ourselves to take advantage of possible opportunities when the market improves.

Through the public offering of our common shares, which closed on May 19, 2009, we sold a total of 17.25 million shares out of treasury stock. Net proceeds at a price of $21.00 per share were approximately $348 million, which will be used for general corporate purposes, which may include, among other things, funding certain capital expenditures, repayment of indebtedness or other strategic transactions. In addition, the quarterly dividend and compensation reductions are expected to result in savings of approximately $22 million and $15 million, respectively, in 2009.

The following discussion summarizes the significant activities impacting our cash flows during the first six months of the year. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows on page 4 for additional information.

Operating Activities

Net cash used by operating activities was $160.3 million for the six months ended June 30, 2009, compared with $82.9 million provided by operating activities for the same period in 2008. Operating cash flows in the first half of 2009 were impacted by lower operating results, as previously noted, and increases in working capital primarily at our North American Iron Ore business segment.

Investing Activities

Net cash used by investing activities was $80.0 million for the six months ended June 30, 2009, compared with $157.2 million for the comparable period in 2008. Capital expenditures were $60.5 million and $59.1 million for the six months ended June 30, 2009 and 2008, respectively. Investing activities also included additional capital contributions of $37.9 million related to our investment in Amapá during the first six months of 2009. In addition, in January 2009, Asia Pacific Iron Ore sold a fleet of rail cars and subsequently leased them back for a period of 10 years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback has been accounted for as a capital lease. Significant investing activities in the first half of 2008 included $137.8 million for the acquisition of a 4.8 percent noncontrolling interest in our Asia Pacific Iron Ore segment.

Financing Activities

Net cash provided by financing activities in the first half of 2009 was $327.1 million compared with $225.1 million for the comparable period in 2008. Cash flows provided by financing activities for the first six months of 2009 primarily included $348 million in net proceeds from the sale of our common shares. Financing activities for the comparable prior year period primarily included borrowings under our senior notes of $325 million, partially offset by dividend distributions and repayment of borrowings under our credit facility.

The following is a summary of significant sources and uses of cash for the six months ended June 30, 2009 and 2008:

	(In Millions)
	Six Months Ended June 30,
	2009	2008
Cash and cash equivalents - January 1	$179.0	$157.1

Significant Transactions
Net cash used by operating activities	$(160.3)	$-
Additional investment in Amapá	(37.9)	-
Purchase of noncontrolling interest in Portman	-	(137.8)
Rail upgrade	(16.6)	-
Other capital expenditures	(43.9)	(59.1)
Dividend distributions	(15.2)	(18.2)
Sale of assets	23.8	38.6

Total	(250.1)	(176.5)

Sources of Financing
Net cash provided by operating activities	-	82.9
Proceeds from sale of common shares	347.5	-
Net borrowings under senior notes	-	325.0
Net repayments under credit facility	(1.9)	(80.0)

Total	345.6	327.9

Other net activity	0.1	11.9

Cash and cash equivalents - June 30	$274.6	$320.4

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

We anticipate that total cash used for investments and capital expenditures in 2009 will be approximately $240 million, including approximately $90 million related to the funding of our investment in Amapá. We are evaluating funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our borrowing arrangements.

Capital Resources

We expect to fund our business obligations from available cash, current operations and borrowings under our credit facility. The following represents a summary of key liquidity measures at June 30, 2009 and December 31, 2008:

	(In Millions)
	June 30, 2009	December 31, 2008
Cash and cash equivalents	$274.6	$179.0

Credit facility	$800.0	$800.0
Senior notes	325.0	325.0
Asia Pacific Iron Ore facilities	64.4	27.6
Senior notes drawn	(325.0)	(325.0)
Term loans drawn	(200.0)	(200.0)
Letter of credit obligations and other commitments	(18.8)	(40.3)

Borrowing capacity available	$645.6	$587.3

Refer to NOTE 9 – DEBT AND CREDIT FACILITIES of our unaudited condensed consolidated financial statements for further information regarding our debt and credit facilities.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totals $274.6 million as of June 30, 2009. We also have a $600 million revolving credit facility, which matures in 2012. In addition, during the first quarter of 2009, we amended our multi-option facility in Asia Pacific to include an A$80 million ($64.4 million) cash facility, which matures in August 2009. We are currently negotiating to replace this facility prior to its maturity. The revolving credit and cash facilities have available borrowing capacity of $581.2 million and $64.4 million, respectively, as of June 30, 2009. The combination of cash and the credit facilities gives us over $900 million in liquidity as of June 30, 2009.

Based on our current borrowing capacity and the actions we have taken in response to the global economic crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and borrowing under our current credit facilities. However, if the current economic crisis continues, leading to further decline in steel demand and pricing, or we experience significant unfavorable changes in foreign currency exchange rates, it is reasonably possible that our ability to remain in compliance with certain financial covenants contained in the agreements governing our debt instruments could be impacted in the near term. Such circumstances could require the use of higher cost forms of capital.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. At June 30, 2009 and December 31, 2008, Amapá had total project debt outstanding of approximately $530 million and $493 million, respectively, for which we have provided a several guarantee on our 30 percent share. Amapá is currently in violation of certain operating and financial loan covenants contained in the debt agreements. However, Amapá and its lenders have agreed to extend the suspension of these covenants, with the exception of debt to equity ratio requirements, through October 2009. If Amapá is unable to either renegotiate the terms of the debt agreements or obtain further extension of the compliance waivers, violation of the operating and financial loan covenants may result in the lenders calling the debt, thereby requiring us to recognize and repay our share of the debt in accordance with the provisions of the guarantee arrangement.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. The risk associated with this market is that decreasing capacity has lead to significant increases in borrowing costs. Capacity, as in all debt markets, is a global issue that impacts the private placement market. Capacity in the bond market appears to be rebounding for investment grade companies. Longer term debt arrangements at current corporate bond rates must be aligned with our longer term capital structure needs. Finally, in order to strengthen liquidity, we successfully executed an equity offering in the second quarter of 2009 by raising nearly $350 million of capital through the sale of 17.25 million of our common shares.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At June 30, 2009, we had approximately $526 million of outstanding exchange rate contracts with varying maturity dates ranging from July 2009 to August 2011. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $31.3 million, and a 10 percent decrease would reduce the fair value by approximately $38.7 million.

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

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $200 million in outstanding term loans at June 30, 2009, with a floating interest rate and no corresponding fixed rate swap, a 100 basis point change to the LIBOR rate would result in a change of $2.0 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminates in October 2009 and qualifies as a cash flow hedge.

Pricing Risks

The current global economic crisis has resulted in increasing downward pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal in 2009. The 2008 record price increase was driven by high demand for iron ore and coking coal, global steel production at historically high levels, combined with production and logistics constraints for both iron ore and coking coal, resulting in tight supply conditions. With the current global economic crisis, none of these conditions exist in the first half of 2009, and the market now is characterized by a collapse in steel demand and limited global demand for iron ore and coking coal. Reduced demand for iron ore and coking coal will likely result in decreased demand for our products and decreasing prices, resulting in lower revenue levels in 2009, and decreasing margins as a result of decreased production, adversely affecting our results of operations, financial condition and liquidity.

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

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates. We commonly use AAA-rated money market funds for short-term investments. All money market funds in which we invest have maintained daily cash redemptions throughout the first half of 2009.

Volatile Energy and Fuel Costs

The volatile cost of energy and supplies is an important issue affecting our production costs, primarily in relation to our iron ore operations. Recent trends have shown that although electric power, natural gas, and oil costs are declining, the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American Iron Ore mining ventures consumed approximately 4.0 million MMBtu’s of natural gas at an average delivered price of $7.90 per MMBtu, and 7.2 million gallons of diesel fuel at an average delivered price of $2.04 per gallon in the first six months of 2009. Consumption of diesel fuel by our Asia Pacific operations was approximately 3.5 million gallons for the same period. As of June 30, 2009 we have 0.9 million MMBtu’s of natural gas, representing approximately 34 percent of our remaining 2009 natural gas requirements, purchased forward at an average price of $8.69 per MMBtu. We also have 3.0 million gallons of diesel fuel, representing approximately 40 percent of our remaining 2009 requirements, purchased forward at $2.58 per gallon for our North American Iron Ore mining ventures. Such contracts are a means to limit our exposure to potential future market price increases.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At June 30, 2009 the notional amount of the outstanding forward contracts was $14.1 million, with an unrecognized fair value net loss of $4.8 million based on June 30, 2009 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $0.9 million.

Supply Concentration Risks

Many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power, Inc. is the sole supplier of electric power to our Hibbing and United Taconite mines; WEPCO is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on our wholly-owned power facility for its electrical supply. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability. On July 2, 2009, WEPCO filed a new rate case wherein WEPCO has proposed an increase to the tariff rates applicable to Tilden and Empire. The current tariff rates became effective on January 1, 2009. On July 13, 2009, we filed a petition to intervene in the new rate case. We are also currently reviewing the rate case and analyzing the potential impact on our Tilden and Empire mines.

Uncertainties of Proposed Tax Reform Legislation

In the second quarter of 2009, significant proposed changes to U.S. international tax rules were announced as part of the Obama Administration’s 2010 budget proposals. The proposed changes that could have a significant impact include the deferral of certain U.S. income tax deductions; foreign tax credit reform; and, business entity classification reform. These changes, if enacted, may reduce the competitive position of U.S. multinational businesses across all industries due to a higher tax cost for foreign operations. The impact of the proposed changes on our global business operations, international tax structures and financial statements remains uncertain. However, as the possibility of enactment progresses, we will continue to monitor current developments and assess the potential implications of these tax law changes on our business.

Outlook

Some of the various benchmark settlements for iron ore pellets, lump and fines have occurred between major producers and major consumers. These settlements have provided a greater degree of clarity for our iron ore businesses, but some settlements remain to occur including those between Australian and Brazilian producers and Chinese consumers. The following table provides a summary of the guidance for our various businesses based on estimated settlements, with additional information on each also described below:

	Outlook Summary
	North American Iron Ore		North American Coal		Asia Pacific Iron Ore		Sonoma Coal*
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons/tonnes)	13 -14	–	1.5	2.0	8.5	8.0	1.4	1.5

Revenue per ton/tonne	$75 - $80	$75	$95 - $100	$100	$60 - $65	–	$100 - $105	–

Cost per ton/tonne	$70 - $80	$70 - $80	$150 - $160	$125 - $135	$45 - $55	$45 - $55	$75 - $85	$75 - $85

*Cliffs Natural Resources' share

North American Iron Ore Outlook

In early July 2009, we indicated that, based on amendments to customer supply agreements, we expect to defer approximately one million tons of purchase obligations for iron ore pellets to the first quarter of 2010. As a result, we now have contractual obligations for 17 million tons of iron ore pellets in 2009 and expect to collect cash from customers for this amount in the current year.

We currently expect approximately four to five million tons of “bill and hold” sales in 2009 that are unlikely to meet revenue recognition requirements. Should this occur, we would expect to recognize approximately 13 million to 14 million tons of sales volume, which includes 1.2 million tons deferred at the end of 2008 that are being recognized as these tons ship in 2009.

Recently, Vale and a steelmaker in Europe agreed to a price settlement decrease of approximately 48 percent for iron ore pellets. This settlement price was subsequently adopted by Eastern Canada in July 2009. As a result, we expect average revenue per ton in the North American Iron Ore business segment to be approximately $75 to $80 in 2009.

Currently, the North American Iron Ore business segment is expected to produce 15 million tons in 2009 at a cost of $70 to $80 per ton.

North American Coal Outlook

We expect 2009 sales volume for our North American Coal business segment to be approximately 1.5 million short tons of coal at average revenues of approximately $95 to $100 per ton.

A reduction in expected production to 1.3 million tons, from a previous expectation of 2.0 million tons is decreasing leverage over fixed costs, including nearly $35 million in depreciation, depletion and amortization. This is expected to result in average cost of sales per ton in 2009 of $150 to $160 per ton.

Asia Pacific Iron Ore Outlook

Asia Pacific Iron Ore 2009 sales volume is expected to be 8.5 million tonnes, an increase from previous expectations of 8.0 million tonnes. Anticipated production will be slightly down from previous expectations to 8.0 million tonnes. Assuming China-based steel producers accept current benchmark settlements reached between Australian producers and other Asia-based consumers, we expect Asia Pacific Iron Ore to achieve 2009 revenue per tonne of approximately $60 to $65, with costs per tonne of approximately $45 to $55.

Sonoma Coal Outlook

We have a 45 percent economic interest in Sonoma Coal and expect total production of approximately 2.9 million tonnes for 2009. Sonoma is expected to have sales volume of 3.2 million tonnes. The sales mix between thermal and metallurgical grade coal is expected to be approximately 70 percent and 30 percent, respectively. This compares with a previous expectation of 60 percent and 40 percent, respectively. As a result, in 2009, revenue per tonne is expected to be $100 to $105, with per-tonne costs at Sonoma of $75 to $85.

Selling, General and Administrative Expenses and Other Expectations

Our current 2009 selling, general and administrative expense estimate is $120 million, down from the previous estimate of $140 million. We anticipate reporting an income tax benefit for the year due to the factors noted previously in the discussion of our second quarter consolidated results. We anticipate generating $200 to $250 million in cash from operations, with a 2009 capital expenditures estimate of $130 million. Depreciation and amortization for the year is expected to be $210 million.

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

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	the impact of the current global economic crisis, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•	the outcome of any contractual disputes with our customers;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic iron ore and coal reserves;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	adverse changes in currency values;

•	the outcome of any contractual disputes with our significant energy, material or service providers;

•	the success of our cost-savings efforts

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	uncertainties associated with unanticipated geological conditions related to underground mining;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Alabama Dust Litigation. In 1996 and 1997, two cases (White, et al. v. USX Corporation, et al., and Weekley, et al. v. USX Corporation, et al.) were brought alleging that dust from the Concord Coal Preparation Plant damaged properties in the area. In 2002, the parties in the White litigation entered into settlement agreements with the former owner in exchange for a lump sum payment and the agreement to implement certain remedial measures. We reached an agreement with the plaintiffs on an amendment to the 2002 settlement in the White litigation, which was approved by the court on December 11, 2008. The Weekley litigation had been pending before the Supreme Court of Alabama on a petition for writ of mandamus. We had argued that Weekley should be dismissed in light of the White class action settlement. On June 26, 2009, the Supreme Court of Alabama ruled in our favor and the Weekley case was dismissed.

A related case (Waid et al. v. U.S. Steel Mining Company et al.), was brought in 2004 by approximately 160 individual plaintiffs also asserting injuries arising from particulate emissions from the Concord Preparation Plant. A writ of mandamus had also been filed in connection with the Waid litigation arguing that the Waid litigation should also be dismissed because of the 2002 settlement agreement in the White litigation. The Supreme Court of Alabama ruled on this matter on June 26, 2009, denying our writ of mandamus and sending the case back to the Bessemer Division of the Jefferson Circuit Court for trial on claims originating after July 1, 2003. The case is in a very early stage and we intend to defend this case vigorously.

Amapá Environmental Litigation. On July 8, 2009, an order issued by the Sole State Court for the County of Serra do Novio, State of Amapá was published with respect to a ruling in an ex parte proceeding, ordering the cessation of any activities at Amapá and the neighboring operations of Mineração Pedra Branca do Apapari that cause the displacement of soil into the riverbeds of certain creeks near the two operations, as well as the suspension of the use of water from or discharged into the Mário Cruz Creek by Amapá, pending the completion of an environmental audit by the Ministry of the Environment. In addition, the judge ordered Amapá to unclog and extend certain storm drains located on a road that provides access to Amapá. The judge also ordered the Ministry of Environment to undertake an environmental audit of the relevant creeks. The environmental audit is to be completed within 180 days from notification of the order. The order also provides for fines of approximately $26,000 per day for violations of the order. Amapá has retained independent environmental consultants to assess the situation with respect to the nearby creeks and determine whether Amapá is impacting the creeks. The order has yet to be served on Amapá. If served, Amapá will have to temporarily suspend operations.

M.M. Silta, Inc. v. Cleveland-Cliffs Inc et al. In August 2006, M.M. Silta, Inc., (“Silta”), sued Cliffs and two of its subsidiaries, Cliffs Mining Company and Cliffs Erie, L.L.C., (“Cliffs Erie”), for breach of two separate contracts entered into between Silta and Cliffs Erie. Silta alleged that Cliffs Erie had breached both a reclamation services agreement, pursuant to which Silta recovered, screened and loaded recovered iron ore pellets, chips and fines from the ore yard at the former LTVSMC, and a breaker sales agreement, pursuant to which Silta purchased for scrap certain circuit breakers located in the processing plant at the former LTVSMC. This dispute went to trial in March 2008. On March 13, 2008, a jury ruled in favor of Cliffs in connection with the alleged breach of the reclamation services agreement and in favor of Silta on the alleged breach of the breaker sales agreement, awarding Silta $6.8 million. Cliffs filed a motion with the trial court for judgment as a matter of law and a motion for a new trial, both of which were denied by the trial court. A notice of appeal was filed, and a hearing on the appeal was held on March 11, 2009. On July 16, 2009, the Eighth Circuit Court of Appeals affirmed the trial court’s verdict.

The Rio Tinto Mine Site. The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work has been conducted in accordance with a Consent Order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”). The Consent Order is expected to continue with the objective of supporting the selection of the final remedy for the site. As of June 30, 2009, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million. The RTWG is actively pursuing a global settlement that would include the EPA. While a global settlement has not been finalized, we expect an agreement will be reached in 2009.

On May 29, 2009, the RTWG entered into a Rio Tinto Mine Site Work and Cost Allocation Agreement (the “Allocation Agreement”) to resolve differences over the allocation of any negotiated remedy. The Allocation Agreement contemplates that the RTWG will enter into an insured fixed-price cleanup or IFC, pursuant to which a contractor would assume responsibility for the implementation and funding of the remedy in exchange for a fixed price. We are obligated to fund 32.5 percent of the IFC. In the event an IFC is not implemented, the RTWG has agreed on allocation percentages in the Allocation Agreement, with Cliffs being committed to fund 32.5 percent of any remedy. We have a current reserve that we believe is adequate to fund our anticipated portion of the IFC.

Republic Arbitration. On October 1, 2006, we entered into an agreement for the sale of pellets with Republic Engineered Products, Inc. (“Republic”). Pursuant to that agreement Republic was required to purchase a percentage of its iron ore requirements from us. Republic is required to provide us with a firm nomination by a certain date each year. As of the end of 2008 Republic had failed to take delivery and pay for a portion of the gross tons remaining from its 2008 nomination. After several failed attempts at negotiating a workout agreement, we filed a Demand for Arbitration on February 2, 2009 for a total of $30.7 million plus interest, commencing December 31, 2008. A hearing on this matter was originally scheduled for late July 2009; however, the hearing is being rescheduled for later this year.

Wisconsin Electric Power Company. On July 2, 2009, WEPCO filed a new rate case wherein WEPCO has proposed an increase to the tariff rates applicable to Tilden and Empire. The current tariff rates became effective on January 1, 2009. On July 13, 2009, we filed a petition to intervene in the new rate case. We are also currently reviewing the rate case and analyzing the potential impact on our Tilden and Empire mines.

ITEM 1A.	Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The current global economic crisis has resulted in increasing downward pressure on prices for iron ore and metallurgical coal.

The current global economic crisis has resulted in a great deal of pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal. The 2008 record price increase was driven by high demand for iron ore and coking coal, historically high levels of global steel production, and tight supply conditions for iron ore and coking coal due to production and logistics constraints. With the current global economic crisis, none of these conditions existed in early 2009, and the market now is characterized by a collapse in steel demand and limited global demand for iron ore and coking coal. Reduced demand for iron ore and coking coal will likely result in decreased demand for our products and decreasing prices, resulting in lower revenue levels in 2009, and decreasing margins as a result of decreased production, adversely affecting our results of operations, financial condition and liquidity.

Negative economic conditions may adversely impact the ability of our customers to meet their obligations to us on a timely basis or at all.

Although we have contractual commitments for sales in our North American Iron Ore business for 2009 and beyond, the recent decline in the economy, as well as any further decline, may adversely impact the ability of our customers to meet their obligations to us on a timely basis or at all. In light of the current economic environment, we are in continual discussions with our customers regarding our supply agreements. These discussions may result in the modification of our supply agreements. Any modifications to our supply agreements could adversely impact our sales, margins, profitability and cash flows. These discussions or actions by our customers could also result in contractual disputes, which could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes could adversely impact our sales, margins, profitability and cash flows.

Although we currently have adequate liquidity, if the current global economic crisis continues, we may have difficulty maintaining adequate liquidity.

Based on our current borrowing capacity and the actions we have taken in response to the global economic crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and borrowing under our current credit facilities. However, if the current economic crisis continues, leading to further decline in steel demand and pricing, or we experience significant unfavorable changes in foreign currency exchange rates, it is reasonably possible that our ability to remain in compliance with certain financial covenants contained in the agreements governing our debt instruments could be impacted in the near term. Such circumstances could require the use of higher cost forms of capital.

Coal mining is complex due to geological characteristics of the region.

The geological characteristics of coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines, and in turn, decisions to defer mine development activities may adversely impact our ability to substantially increase future coal production. These factors could materially adversely affect our mining operations and cost structures, which could adversely affect our sales, profitability and cash flows.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Our rights plan may make it more difficult for a third party to acquire us in a transaction. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of our voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting of the “interested shares,” as defined in the Ohio Revised Code. Our rights plans and the application of these provisions of the Ohio Revised Code could have the effect of delaying or preventing a change of control.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2009 (2)	1,896 (3)	18.16	-	2,495,400
May 1 - 31, 2009	1,064 (4)	23.51	-	2,495,400
June 1 - 30, 2009	-	-	-	2,495,400
Total	2,960	20.0831	-	2,495,400

1.

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the second quarter of 2009 under this program.

2.

On April 9, 2009, the Company reversed a repurchase of 5,581 shares previously reported in the Company’s first quarter 2009 10-Q in March. The shares were originally repurchased to satisfy the tax withholding obligations of an employee with respect to the payout on a prior performance share award. The affected employee was under a foreign tax exempt status and therefore not required to satisfy U.S. tax obligations. The 5,581 shares were reissued to the employee.

3.

On April 2, 2009, the Company acquired 1,896 Common Shares in connection with a scheduled share distribution from the VNQDC Plan. The distribution created a taxable event for the recipient. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participant pursuant to the VNQDC Plan.

4.

On May 21, 2009, the Company acquired 1,064 Common Shares in connection with the lapsing of restrictions pursuant to the vesting of a restricted stock grant dated May 21, 2007. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participant pursuant to the Company’s 1992 Incentive Equity Plan.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 12, 2009. At the meeting the Company’s shareholders acted upon the election of ten Directors, and the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to examine our consolidated financial statements for the 2009 fiscal year.

In the election of Directors, the ten nominees named in the Company’s Proxy Statement, dated March 26, 2009, were elected to hold office until the next Annual Meeting of Shareholders or until their respective successors are elected. Each nominee received the number of votes set opposite his or her name:

Nominees	For	Withheld
R. C. Cambre	61,867,599	37,693,143
J. A. Carrabba	61,552,518	38,008,225
S. M. Cunningham	61,905,827	37,654,916
B. J. Eldridge	61,918,252	37,642,490
S. M. Green	61,882,695	37,678,047
J. D. Ireland, III	61,827,379	37,733,364
F. R. McAllister	61,705,854	37,854,889
R. Phillips	61,814,300	37,746,443
R. K. Riederer	61,828,058	37,732,685
A. Schwartz	61,875,807	37,684,935

There were no broker non-votes with respect to the election of Directors.

For the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, the voting was as follows:

For	98,342,225
Against	1,096,163
Abstain	122,352

There were no broker non-votes with respect to the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 67.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date:	July 30, 2009	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Vice President, Corporate Controller

Exhibit Index

Exhibit Number	Exhibit
10(a)	Term Sheet for Modification of Certain Terms of the Pellet Sale and Purchase Agreement by and between Cliffs and Severstal dated and effective December 15, 2008	Filed Herewith

10(b)	Term Sheet for Modification of Certain Terms of the Pellet Sale and Purchase Agreement by and between Cliffs and Severstal dated and effective June 19, 2009	Filed Herewith

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of July 30, 2009

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of July 30, 2009

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of July 30, 2009

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of July 30, 2009

Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document