Form 10-Q
period 2009-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2009-10-30
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES  ☒                                         NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES  ☐                                         NO  ☒

As of October 27, 2009, there were 130,975,068 Common Shares (par value $0.125 per share) outstanding.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Nine Months Ended September 30, 2009 and 2008

3	Statements of Condensed Consolidated Financial Position September 30, 2009 (unaudited) and December 31, 2008

4	Statements of Unaudited Condensed Consolidated Cash Flows Nine Months Ended September 30, 2009 and 2008

5	Notes to Unaudited Condensed Consolidated Financial Statements

38	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

63	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

63	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

64	Item 1 – Legal Proceedings

67	Item 1A – Risk Factors

67	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

68	Item 6 – Exhibits

68	Signature

69	Exhibit Index

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

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
Anglo	Anglo American plc
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
AusQuest	AusQuest Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo Island	Cockatoo Island Joint Venture
DEP	Department of Environment Protection
Directors’ Plan	1996 Nonemployee Directors’ Compensation Plan, as amended and restated 1/1/2005
Dofasco	ArcelorMittal Dofasco Inc.
DSA	Draft stipulation agreement
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
Golden West	Golden West Resources Ltd.
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDEQ	Michigan Department of Environmental Quality
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
Qcoal	Qcoal Pty Ltd
Renewafuel	Renewafuel, LLC
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Sonoma Sales	Sonoma Sales Pty Ltd
Stelco	Stelco Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WEPCO	Wisconsin Electric Power Company

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$669.9	$1,110.8	$1,444.1	$2,444.4
Freight and venture partners’ cost reimbursements	(3.5)	78.9	77.4	248.4

	666.4	1,189.7	1,521.5	2,692.8
COST OF GOODS SOLD AND OPERATING EXPENSES	(563.2)	(824.7)	(1,387.6)	(1,819.0)

SALES MARGIN	103.2	365.0	133.9	873.8
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	(0.2)	5.1	3.5	16.0
Selling, general and administrative expenses	(28.4)	(41.8)	(83.6)	(138.4)
Casualty recoveries	-	0.5	-	10.5
Gain on sale of assets	1.0	0.1	1.5	21.1
Miscellaneous - net	4.9	10.5	19.3	8.6

	(22.7)	(25.6)	(59.3)	(82.2)

OPERATING INCOME	80.5	339.4	74.6	791.6
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	8.8	(94.3)	84.8	(94.3)
Interest income	1.9	5.9	7.7	17.8
Interest expense	(10.0)	(10.7)	(29.3)	(27.7)
Other non-operating income (expense)	0.2	3.3	(0.6)	3.4

	0.9	(95.8)	62.6	(100.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	81.4	243.6	137.2	690.8
INCOME TAX BENEFIT (EXPENSE)	(1.9)	(52.0)	14.6	(173.6)
EQUITY LOSS FROM VENTURES	(20.9)	(13.1)	(55.6)	(26.2)

NET INCOME	58.6	178.5	96.2	491.0
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(0.2)	3.6	(0.7)	29.1

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	58.8	174.9	96.9	461.9
PREFERRED STOCK DIVIDENDS	-	-	-	(1.1)

INCOME APPLICABLE TO COMMON SHARES	$58.8	$174.9	$96.9	$460.8

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$0.45	$1.67	$0.79	$4.72

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$0.45	$1.61	$0.78	$4.34

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	130,840	104,753	123,045	97,605
Diluted	131,736	108,719	123,768	106,439

CASH DIVIDENDS PER SHARE	$0.04	$0.0875	$0.1675	$0.2625

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$359.9	$179.0
Accounts receivable	87.2	68.5
Inventories	292.3	265.4
Supplies and other inventories	102.9	101.2
Deferred and refundable income taxes	83.4	54.8
Other current assets	90.6	192.8

TOTAL CURRENT ASSETS	1,016.3	861.7
PROPERTY, PLANT AND EQUIPMENT, NET	2,556.3	2,456.1

OTHER ASSETS
Investments in ventures	318.5	305.3
Goodwill	73.0	2.0
Intangible assets, net	116.3	109.6
Deferred income taxes	214.7	251.2
Other non-current assets	216.1	125.2

TOTAL OTHER ASSETS	938.6	793.3

TOTAL ASSETS	$4,511.2	$4,111.1

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$171.5	$201.0
Accrued expenses	144.7	145.0
Taxes payable	40.8	144.8
Derivative liabilities	29.8	194.3
Other current liabilities	173.2	159.8

TOTAL CURRENT LIABILITIES	560.0	844.9
POSTEMPLOYMENT BENEFIT LIABILITIES	424.8	448.0
LONG-TERM DEBT	525.0	525.0
BELOW-MARKET SALES CONTRACTS	163.4	183.6
OTHER LIABILITIES	431.1	355.6

TOTAL LIABILITIES	2,104.3	2,357.1
3.25% REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK - ISSUED 172,500 SHARES 205 SHARES OUTSTANDING IN 2008	-	0.2

EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 134,623,528 shares (2008 - 134,623,528 shares);
Outstanding - 130,975,041 shares (2008 - 113,508,990 shares)	16.8	16.8
Capital in excess of par value of shares	693.3	442.2
Retained Earnings	1,876.4	1,799.9
Cost of 3,648,487 common shares in treasury (2008 - 21,114,538 shares)	(19.9)	(113.8)
Accumulated other comprehensive loss	(160.9)	(394.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	2,405.7	1,750.5

NONCONTROLLING INTEREST	1.2	3.3

TOTAL EQUITY	2,406.9	1,753.8

TOTAL LIABILITIES AND EQUITY	$4,511.2	$4,111.1

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Nine Months Ended September 30,
	2009	2008
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income	$96.2	$491.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	172.7	129.2
Derivatives and currency hedges	(180.9)	(26.0)
Changes in deferred revenue	(29.3)	(28.4)
Deferred income taxes	(21.4)	(2.6)
Foreign exchange gain	(25.0)	-
Income tax uncertainties	59.0	14.5
Equity loss in ventures (net of tax)	55.6	26.2
Other	14.7	(33.3)
Changes in operating assets and liabilities:
Receivables and other assets	(36.5)	(76.3)
Product inventories	(14.3)	(48.9)
Payables and accrued expenses	(96.2)	136.8

Net cash provided (used) by operating activities	(5.4)	582.2
INVESTING ACTIVITIES
Purchase of noncontrolling interest in Portman	-	(137.8)
Purchase of noncontrolling interest in United Taconite	-	(104.4)
Purchase of property, plant and equipment	(95.8)	(147.7)
Investments in ventures	(79.1)	(20.3)
Proceeds from sale of assets	23.8	39.5
Other investing activities	1.5	(2.5)

Net cash used by investing activities	(149.6)	(373.2)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	347.3	-
Borrowings under credit facility	278.4	370.0
Repayments under credit facility	(276.2)	(610.0)
Borrowings under senior notes	-	325.0
Common stock dividends	(20.4)	(26.1)
Preferred stock dividends	-	(2.2)
Other financing activities	(4.8)	(3.5)

Net cash provided by financing activities	324.3	53.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11.6	(31.0)

INCREASE IN CASH AND CASH EQUIVALENTS	180.9	231.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179.0	157.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$359.9	$388.3

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

			(In Millions)
Investment	Classification	Interest Percentage	September 30, 2009	December 31, 2008

Amapá	Investments in ventures	30	$277.2	$266.3
AusQuest	Investments in ventures	30	22.8	19.2
Cockatoo (1)	Investments in ventures	50	7.2	(13.5)
Wabush (2)(3)	Other liabilities	27	(12.6)	12.1
Hibbing	Other liabilities	23	(8.8)	(22.1)
Other	Investments in ventures		11.3	7.7

			$297.1	$269.7

(1)	Recorded as Other liabilities at December 31, 2008.
(2)	Recorded as Investments in ventures at December 31, 2008.
(3)

On October 12, 2009, we exercised our right of first refusal to acquire U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership stake in Wabush Mines to 100 percent. Refer to NOTE 20 – SUBSEQUENT EVENTS for further information.

Our share of the results from Amapá and AusQuest are reflected as Equity loss from ventures on the Statements of Unaudited Condensed Consolidated Operations. Our share of equity income (loss) from Cockatoo, Hibbing and Wabush is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces the cost of our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in these unconsolidated ventures.

Through various interrelated arrangements, we achieve a 45 percent economic interest in Sonoma, despite the ownership percentages of the individual components of Sonoma. We own 100 percent of CAWO, 8.33 percent of the exploration permits and applications for mining leases for the real estate that is involved in Sonoma (“Mining Assets”) and 45 percent of the infrastructure, including the construction of a rail loop and related equipment (“Non-Mining Assets”). CAWO is consolidated as a wholly-owned subsidiary, and as a result of being the primary beneficiary, we absorb greater than 50 percent of the residual returns and expected losses of CAWO. We record our ownership share of the Mining Assets and Non-Mining Assets and share in the respective costs. Although SMM does not have sufficient equity at risk and accordingly qualifies as a VIE, we are not the primary beneficiary of SMM. Accordingly, we account for our investment in SMM in accordance with the equity method.

Summarized financial information for our significant equity method investment, as defined under Regulation S-X, for the three and nine months ended September 30, 2009 and 2008 is as follows:

	(In Millions)
	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
Amapá	2009	2008	2009	2008

Revenues	$23.7	$20.5	$70.5	$40.7
Sales margin	(11.7)	12.8	(28.9)	(17.0)
Loss from continuing operations before extraordinary items and cumulative effect of a change in accounting	(64.7)	(38.1)	(171.2)	(83.1)
Net loss	(64.7)	(38.1)	(171.2)	(83.1)

(1)	The financial information of Amapá is recorded one month in arrears and is presented in accordance with U.S. GAAP. The information presented in the table represents 100% of Amapá’s results.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the FASB Accounting Standards Codification™ (“Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The content of the Codification carries the same level of authority, thereby modifying the previous GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not result in a change in current accounting practice.

Effective January 1, 2009, we adopted the amendments to FASB ASC 815 regarding disclosures about derivative instruments and hedging activities, which revised and expanded the disclosure requirements to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under U.S. GAAP, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815 and are effective for fiscal years and interim periods beginning after November 15, 2008. Refer to NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Effective January 1, 2009, we adopted the amended provisions of FASB ASC 810 related to noncontrolling interests in consolidated financial statements, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amended provisions are effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and have been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

As of the adoption date, our noncontrolling interests are primarily comprised of majority-owned subsidiaries within our North American Iron Ore business segment. The mining ventures function as captive cost companies, as they supply products only to their owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset entirely by an equal amount included in cost of goods sold, resulting in no sales margin reflected in noncontrolling interest participants. As a result, the adoption of the amendments to FASB ASC 810 did not have a material impact on our consolidated financial statements.

We adopted the revised provisions of FASB ASC 805 related to business combinations effective January 1, 2009. The amended guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. Information is required to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an update to ASC 805 to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The guidance is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

2008. We adopted the revised provisions of FASB ASC 805 effective January 1, 2009. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the updated provisions of FASB ASC 808 related to accounting for collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The updated guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the updated provisions of FASB ASC 260 related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance was issued in order to address whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The updated guidance is effective for fiscal years beginning after December 15, 2008 and for interim periods within such years. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In November 2008, the FASB updated ASC 323 to address certain matters associated with the accounting for equity method investments including initial recognition and measurement and subsequent measurement considerations. The guidance indicates, among other things, that transaction costs for an investment should be included in the cost of the equity method investment, and shares subsequently issued by the equity method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. The amendments are effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this guidance did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. The updated guidance emphasizes that the objective of a fair value measurement remains the same even if there has been a significant decrease in the volume and level of activity for the asset or liability and amends certain reporting requirements for interim and annual periods related to disclosure of major security types and the inputs and valuation techniques used in determining fair value. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted and applied the updated provisions of FASB ASC 820 prospectively upon the effective date for the interim period ending June 30, 2009. The adoption of this amendment did not have a material impact on our consolidated financial statements. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

In August 2009, the FASB issued ASU No. 2009-05 which amends ASC 820-10-35 to provide further guidance concerning the measurement of a liability at fair value when there is a lack of observable market information, particularly in relation to a liability whose transfer is contractually restricted. The amendment provides additional guidance on the use of an appropriate valuation technique that reflects the quoted price of an identical or similar liability when traded as an asset and clarifies the circumstances under which adjustments to such price may be required in estimating the fair value of the liability. The guidance provided in this update is effective for the first reporting period beginning after issuance, with early application permitted. The amendment will be adopted for the annual reporting period ended December 31, 2009; however, we do not expect it to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASU No. 2009-02 which updated ASC 320 to amend the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The amendment shifts the focus from an entity’s intent to hold a debt security until recovery to its intent to sell and changes the amount of an other-than-temporary impairment loss recognized in earnings when the impairment is recorded because of a credit loss. It also expands disclosure requirements related to the types of securities held, the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings, and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The updated guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this amendment for the interim period ending June 30, 2009. Refer to NOTE 4 – MARKETABLE SECURITIES for further information.

In April 2009, the FASB issued an update to ASC 825, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, including significant assumptions used to estimate the fair value of financial instruments and changes in methods and significant assumptions, if any, during the period. The new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this amendment upon its effective date for the interim period ending June 30, 2009. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

In May 2009, the FASB issued ASC 855 related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the guidance is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted the provisions of ASC 855 for the interim period ending June 30, 2009. Refer to NOTE 20 – SUBSEQUENT EVENTS for further information.

In June 2009, the FASB amended the guidance on transfers of financial assets in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. The new guidance will be effective January 1, 2010 for calendar year-end companies. We are currently evaluating whether the adoption of this amendment will have a material impact on our consolidated financial statements.

In June 2009, the FASB amended the consolidation guidance for variable-interest entities. The amendment was issued in response to perceived shortcomings in the consolidation model that were highlighted by recent market events, including concerns about the ability to structure transactions under the current guidance to avoid consolidation, balanced with the need for more relevant, timely, and reliable information about an enterprise’s involvement in a variable-interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The new guidance will be effective January 1, 2010 for calendar year-end companies. We are currently evaluating the impact adoption of this amendment will have on our consolidated financial statements.

In December 2008, the FASB issued an update to ASC 715 regarding employers’ disclosures about postretirement benefit plan assets. The amended guidance requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The amendment is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. We will adopt the amendment upon its effective date and will report the required disclosures for our fiscal year ending December 31, 2009.

On September 30, 2009 the FASB issued ASU 2009-121 to provide guidance on measuring the fair value of certain alternative investments. The ASU amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). The ASU is effective for the first reporting period ending after December 15, 2009; however, early adoption is permitted. We will adopt this amendment for the annual reporting period ended December 31, 2009, and are currently evaluating the impact adoption of this amendment will have on our consolidated financial statements, particularly in relation to the valuation of our postretirement benefit plan assets.

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

The following table presents a summary of our reportable segments for the three and nine months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Revenues from product sales and services:
North American Iron Ore	$428.2	64%	$811.3	68%	$879.3	58%	$1,733.5	64%
North American Coal	37.9	6%	102.6	9%	125.2	8%	258.0	10%
Asia Pacific Iron Ore	165.3	25%	232.7	19%	405.4	27%	618.4	23%
Other	35.0	5%	43.1	4%	111.6	7%	82.9	3%

Total revenues from product sales and services for reportable segments	$666.4	100%	$1,189.7	100%	$1,521.5	100%	$2,692.8	100%

Sales margin:
North American Iron Ore	$89.5		$259.3		$108.1		$596.5
North American Coal	(15.5)		(13.3)		(63.4)		(38.8)
Asia Pacific Iron Ore	27.1		99.7		67.4		282.0
Other	2.1		19.3		21.8		34.1

Sales margin	103.2		365.0		133.9		873.8
Other operating expense	(22.7)		(25.6)		(59.3)		(82.2)
Other income (expense)	0.9		(95.8)		62.6		(100.8)

Income from continuing operations before income taxes and equity loss from ventures	$81.4		$243.6		$137.2		$690.8

Depreciation, depletion and amortization:
North American Iron Ore	$24.0		$17.5		$56.0		$38.4
North American Coal	8.4		12.2		26.9		39.8
Asia Pacific Iron Ore	22.3		17.5		81.5		44.5
Other	3.3		3.9		8.3		6.5

Total depreciation, depletion and amortization	$58.0		$51.1		$172.7		$129.2

Capital additions (1):
North American Iron Ore	$13.7		$30.2		$35.2		$49.7
North American Coal	4.2		36.3		16.7		56.2
Asia Pacific Iron Ore	17.7		16.5		90.6		51.7
Other	1.3		3.5		8.2		14.8

Total capital additions	$36.9		$86.5		$150.7		$172.4

(1) Includes capital lease additions and non-cash accruals.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2009	December 31, 2008
Segment assets:
North American Iron Ore	$2,077.4	$1,818.5
North American Coal	761.8	773.7
Asia Pacific Iron Ore	1,300.4	1,210.9
Other	371.6	308.0

Total assets	$4,511.2	$4,111.1

NOTE 3 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Condensed Consolidated Financial Position at September 30, 2009 and December 31, 2008:

	(In Millions)
	September 30, 2009			December 31, 2008
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$192.0	$11.3	$203.3	$135.3	$13.5	$148.8
North American Coal	14.1	4.0	18.1	15.0	6.7	21.7
Asia Pacific Iron Ore	25.4	36.9	62.3	30.6	55.1	85.7
Other	4.2	4.4	8.6	6.6	2.6	9.2

Total	$235.7	$56.6	$292.3	$187.5	$77.9	$265.4

NOTE 4 – MARKETABLE SECURITIES

Our marketable securities consist of debt and equity instruments and are classified as either held-to-maturity or available-for-sale. Securities investments that we have the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Investments in marketable equity securities that are being held for an indefinite period are classified as available-for-sale. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost, and the existence of a credit loss in relation to our debt securities. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss. For our held-to-maturity debt securities, if the fair value is less than cost, and we do not expect to recover the entire amortized cost basis of the security, the other-than-temporary impairment is separated into the amount representing the credit loss, which is recognized in earnings, and the amount representing all other factors, which is recognized in other comprehensive income.

At September 30, 2009 and December 31, 2008, we had $55.1 million and $30.2 million, respectively, of marketable securities as follows:

	(In Millions)
	September 30, 2009	December 31, 2008
Held to maturity - current	$2.2	$4.8
Held to maturity - non-current	15.7	14.2

	17.9	19.0

Available for sale - non-current	37.2	11.2

Total	$55.1	$30.2

The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$2.6	$-	$(1.1)	$1.5
Floating rate notes	15.3	-	(0.6)	14.7

Total	$17.9	$-	$(1.7)	$16.2

	December 31, 2008 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$2.1	$-	$(0.6)	$1.5
Floating rate notes	16.9	-	(1.1)	15.8

Total	$19.0	$-	$(1.7)	$17.3

Investment securities held-to-maturity at September 30, 2009 and December 31, 2008 have contractual maturities as follows:

	(In Millions)
	September 30, 2009	December 31, 2008
Asset backed securities:
Within 1 year	$-	$-
1 to 5 years	2.6	2.1

	$2.6	$2.1

Floating rate notes:
Within 1 year	$2.2	$4.8
1 to 5 years	13.1	12.1

	$15.3	$16.9

The following table shows our gross unrealized losses and fair value of securities classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less than 12 months (In Millions)
	September 30, 2009		December 31, 2008
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$-	$-	$-	$-
Floating rate notes	-	-	(0.1)	1.7

	$-	$-	$(0.1)	$1.7

	12 months or longer (In Millions)
	September 30, 2009		December 31, 2008
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$(1.1)	$1.5	$(0.6)	$1.5
Floating rate notes	(0.6)	14.7	(1.0)	14.1

	$(1.7)	$16.2	$(1.6)	$15.6

We believe that the unrealized losses on the held-to-maturity portfolio at September 30, 2009 are temporary and are related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. We expect to recover the entire amortized cost basis of the held-to-maturity debt securities, and we intend to hold these investments until maturity.

Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of investment securities available-for-sale at September 30, 2009 and December 31, 2008 are summarized as follows:

	(In Millions)
	September 30, 2009
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$17.2	$20.3	$(0.3)	$37.2

	(In Millions)
	December 31, 2008
		Gross Unrealized		Fair Value
	Cost	Gains	Losses
Equity securities
(without contractual maturity)	$12.0	$-	$(0.8)	$11.2

NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

United Taconite

The Statements of Condensed Consolidated Financial Position as of September 30, 2009 and December 31, 2008 reflect the acquisition of the remaining interest in United Taconite, effective July 1, 2008, under the purchase method of accounting. The transaction constituted a step acquisition of a noncontrolling interest. As of the date of the step acquisition of the noncontrolling interest, the then historical cost basis of the noncontrolling interest balance was eliminated, and the increased ownership obtained was accounted for by increasing United Taconite’s basis from historical cost to fair value for the portion of the assets acquired and liabilities assumed based on the 30 percent additional ownership acquired.

We finalized the purchase price allocation in the second quarter of 2009 as follows:

(In Millions)
Carrying value of net assets acquired	$25.3

Fair value adjustments:
ASSETS
Land	7.6
Plant and equipment	90.8
Mineral reserves	480.6
Intangible assets	75.4

LIABILITIES
Below market sales contracts	(229.0)

Fair value of net assets acquired	$450.7

Purchase price	$450.7

There were no significant changes to the purchase price allocation from the initial allocation performed in 2008.

Asia Pacific Iron Ore Share Repurchase and Buyout

In 2008, we acquired the remaining noncontrolling interest in Asia Pacific Iron Ore (formerly known as Portman Limited) through a series of step acquisitions. In the second quarter of 2008, our ownership interest increased from 80.4 percent to 85.2 percent as a result of a share repurchase in which we did not participate. In the fourth quarter of 2008, we completed a second step acquisition to acquire the remaining noncontrolling interest in Asia Pacific Iron Ore. In accordance with FASB ASC 805, we have accounted for the acquisition of the noncontrolling interest under the purchase method. We finalized the purchase price allocation in 2009 for both the share repurchase and the buyout. A comparison of the initial allocation and final purchase price allocation is as follows:

	(In Millions)
	Finalized Allocation	Initial Allocation	Change

Carrying value of net assets acquired	$85.6	$85.6	$-

Fair value adjustments:
Inventory	79.6	59.1	20.5
Plant and equipment	17.3	18.6	(1.3)
Mineral reserves	173.2	238.2	(65.0)
Intangible assets	42.1	40.1	2.0
Deferred taxes	27.6	58.3	(30.7)

Fair value of net assets acquired	425.4	499.9	(74.5)

Goodwill	68.3	-	68.3

Purchase price	$493.7	$499.9	$(6.2)

The adjustment to the purchase price reflects changes to direct acquisition costs resulting from adjustments to the stamp duty assessment. Changes to the fair value adjustments for acquired tangible and intangible assets resulted from the finalization of certain assumptions used in the valuation models utilized to determine their fair values. Changes to the fair value adjustments for mineral reserves resulted primarily from the finalization of pricing assumptions and do not reflect changes in the quality of the related ore body. Changes to the fair value adjustments for deferred taxes resulted from the finalization of our step-up in tax base of Asia Pacific Iron Ore’s net assets triggered by our ownership of 100 percent of the entity. Goodwill reflects the residual value of the purchase price, less the fair value of the net assets acquired, based on exchange rates in effect at the time of the share repurchase, buyout and final allocation.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended September 30, 2009:

	(In Millions)
	September 30, 2009	December 31, 2008 (1)
Beginning Balance - January 1	$2.0	$2.0
Arising in business combinations	68.3	-
Impact of foreign currency translation	2.7	-

Ending Balance	$73.0	$2.0

(1) Represents a 12-month rollforward of Goodwill at December 31, 2008.

We had goodwill of $2.0 million as of December 31, 2008 related to our North American Iron Ore segment, which was previously reported as a non-current asset within Deposits and miscellaneous on the Statements of Consolidated Financial Position. Goodwill increased in 2009 based on finalization of the purchase price allocation related to the Asia Pacific Iron Ore share repurchase and buyout. The balance of $73.0 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively, is presented as Goodwill on the Statements of Condensed Consolidated Financial Position. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities at September 30, 2009 and December 31, 2008:

		(In Millions)
		September 30, 2009			December 31, 2008
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets	$119.2	$(6.3)	$112.9	$109.3	$(1.8)	$107.5
Leases	Intangible assets	3.1	(2.3)	0.8	3.1	(1.0)	2.1
Unpatented technology	Intangible assets	4.0	(1.4)	2.6	-	-	-

Total intangible assets		$126.3	$(10.0)	$116.3	$112.4	$(2.8)	$109.6

Below-market sales contracts	Current liabilities	$(30.3)	$-	$(30.3)	$(30.3)	$-	$(30.3)
Below-market sales contracts	Long-term liabilities	(198.7)	35.3	(163.4)	(198.7)	15.1	(183.6)

Total below-market sales contracts		$(229.0)	$35.3	$(193.7)	$(229.0)	$15.1	$(213.9)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $2.4 million and $7.2 million, respectively, for the three and nine months ended September 30, 2009, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2009 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2009 (remaining three months)	$2.1
2010	6.6
2011	6.6
2012	6.6
2013	5.7
2014	5.7

Total	$33.3

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which range from 3.5 to 8.5 years. For the three and nine months ended September 30, 2009, we recognized $10.1 million and $20.2 million, respectively, in Product revenues related to the below-market sales contracts. The following amounts will be recognized in earnings for the remainder of fiscal year 2009 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2009 (remaining three months)	$10.1
2010	30.3
2011	30.3
2012	27.0
2013	27.0
2014	25.0

Total	$149.7

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Condensed Consolidated Financial Position as of September 30, 2009 and December 31, 2008:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swap		$-		$-	Derivative liabilities (current)	$1.0	Derivative liabilities (current)	$2.6

Total derivatives designated as hedging instruments under ASC 815		$-		$-		$1.0		$2.6

Derivatives not designated as hedging instruments under ASC 815:

Foreign Exchange Contracts	Other current assets	$5.3	Derivative assets (current)	$0.3	Derivative liabilities (current)	$-	Derivative liabilities (current)	$77.5

	Deposits and miscellaneous	-	Deposits and miscellaneous	0.6	Derivative liabilities (long-term)	-	Derivative liabilities (long-term)	34.3

Customer Supply Agreements	Other current assets	40.8	Derivative assets (current)	76.6		-		-

Benchmark Pricing Provision		-		-	Derivative liabilities (current)	28.8	Derivative liabilities (current)	7.7

United Taconite Purchase Provision		-		-	Derivative liabilities (current)	-	Derivative liabilities (current)	106.5

Total derivatives not designated as hedging instruments under ASC 815		$46.1		$77.5		$28.8		$226.0

Total derivatives		$46.1		$77.5		$29.8		$228.6

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

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Effective October 19, 2007, we entered into a $100 million fixed interest rate swap to convert a portion of our floating rate debt to fixed rate debt. Interest on borrowings under our credit facility is based on a floating rate, dependent in part on the LIBOR rate, exposing us to the effects of interest rate changes. The objective of the hedge is to eliminate the variability of cash flows in interest payments for forecasted floating rate debt, attributable to changes in benchmark LIBOR interest rates. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The changes in the cash flows of the interest rate swap are expected to offset the changes in the cash flows attributable to fluctuations in benchmark LIBOR interest rates for forecasted floating rate debt. The interest rate swap terminated in October 2009 and qualified as a cash flow hedge. Based on the current interest rate environment and the mix of fixed and variable interest rates that apply to our outstanding debt, we have no plans at this time to replace the interest rate swap.

To support hedge accounting, we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. The fair value of our outstanding hedges is recorded as an asset or liability on the consolidated statement of financial position. Ineffectiveness is measured quarterly based on the “hypothetical derivative” method. Accordingly, the calculation of ineffectiveness involves a comparison of the fair value of the interest rate swap and the fair value of a hypothetical swap, which has terms that are identical to the hedged item. The effective portion of the cash flow hedge is recorded in Other Comprehensive Income, and any ineffectiveness is recognized immediately in income. The amount charged to Other comprehensive income for the three and nine months ended September 30, 2009 was $0.9 million and $1.6 million, respectively, compared with $0.4 million and $(0.4) million, respectively, for the three and nine months ended September 30, 2008. Derivative liabilities of $1.0 million and $2.6 million were recorded on the Statements of Condensed Consolidated Financial Position as of September 30, 2009 and December 31, 2008, respectively. There was no ineffectiveness recorded for the interest rate swap during the first nine months of 2009 or 2008.

The following summarizes the effect of our derivatives designated as hedging instruments on Other Comprehensive Income and the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2009 and 2008:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)

	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Swap	$0.5	$0.2	Interest Income/(Expense)	$-	$-	Non-Operating Income/(Expense)	$-	$-

Foreign Exchange Contracts (prior to de-designation)	-	-	Product Revenue	2.9	12.4	Miscellaneous - net	-	-

Total	$0.5	$0.2		$2.9	$12.4		$-	$-

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Swap	$1.0	$(0.3)	Interest Income/(Expense)	$-	$-	Non-Operating Income/(Expense)	$-	$-

Foreign Exchange Contracts (prior to de-designation)	-	32.1	Product Revenue	12.8	22.9	Miscellaneous - net	-	(8.6)

Total	$1.0	$31.8		$12.8	$22.9		$-	$(8.6)

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

During the third quarter of 2009, we sold approximately $270 million of the outstanding contracts and recognized a net realized loss of $3.3 million on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2009 based upon the difference between the contract rates and the spot rates on the date each contract was sold. At September 30, 2009, we had outstanding exchange rate contracts with a notional amount of $148.5 million in the form of call options, collar options, and convertible collar options with varying maturity dates ranging from October 2009 to September 2010.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three and nine months ended September 30, 2009, the mark-to-market adjustments resulted in a net unrealized gain of $8.8 million and $84.8 million, respectively, based on a spot rate of 0.88 at September 30, 2009. For the third quarter and first nine months of 2008, the mark-to-market adjustments resulted in a net unrealized loss of $94.3 million, based on a spot rate of 0.80 at September 30, 2008. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. For the three and nine months ended September 30, 2009, we reclassified gains of $2.9 million and $12.8 million, respectively, from Accumulated other comprehensive loss related to contracts that settled during the period, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for each corresponding period. Gains of $12.4 million and $22.9 million, respectively, were reclassified to earnings for the three and nine months ended September 30, 2008. For the nine months ended September 30, 2008, ineffectiveness resulted in a loss of $8.6 million, which was recorded as Miscellaneous – net on the Statements of Unaudited Condensed Consolidated Operations. As of September 30, 2009, approximately $6.2 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. Of this amount, we estimate $4.6 million will be reclassified to Product revenues in the next 12 months upon settlement of the related contracts.

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

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized an increase of $17.0 million and a reduction of $4.7 million in Product revenues for the three and nine months ended September 30, 2009, respectively, on the Statements of Unaudited Condensed Consolidated Operations related to the supplemental payments, compared with an increase in Product revenues of $85.1 million and $195.4 million, respectively, for the comparable periods in 2008. Derivative assets, representing the fair value of the pricing factors, were $40.8 million and $76.6 million, respectively, on the September 30, 2009 and December 31, 2008 Statements of Condensed Consolidated Financial Position.

Benchmark Pricing Provision

Certain supply agreements primarily with our Asia Pacific Iron Ore customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. We recognized approximately $26.4 million as a reduction to Product revenues on the Statement of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2009 under these pricing provisions. We did not alter our estimate of the benchmark price during the third quarter of 2009; therefore, there was no impact on revenue related to provisional pricing adjustments for the three months ended September 30, 2009. As of September 30, 2009, the annual international benchmark prices have not yet settled with certain of our customers in China. We have recorded $28.8 million and $7.7 million as current Derivative liabilities on the Statements of Condensed Consolidated Financial Position at September 30, 2009 and December 31, 2008, respectively, for benchmark pricing provisions.

United Taconite Purchase Provision

The purchase agreement for the acquisition of the remaining 30 percent interest in United Taconite in 2008 contains a penalty provision in the event the 1.2 million tons of pellets included as part of the purchase consideration are not delivered by December 31, 2009. The penalty provision, which is not a fixed amount or a fixed amount per unit, is a net settlement feature in this arrangement, and therefore requires the obligation to be accounted for as a derivative instrument, which is based on the future Eastern Canadian pellet price. The instrument is marked to fair value each reporting period until the pellets are delivered and the amounts are settled. As of September 30, 2009 the entire 1.2 million tons of pellets have been delivered, thereby resulting in settlement of the derivative liability.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2009 and 2008:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Foreign Exchange Contracts	Product Revenues	$1.4	$15.9	$2.1	$47.9
Foreign Exchange Contracts	Other Income (Expense)	8.8	(94.3)	84.8	(94.3)
Foreign Exchange Contracts	Miscellaneous - net	-	-	-	(8.6)
Customer Supply Agreements	Product Revenues	17.0	85.1	(4.7)	195.4
Benchmark Pricing Provision	Product Revenues	-	-	(28.2)	160.6
United Taconite Purchase Provision	Product Revenues	29.9	-	106.5	-

Total		$57.1	$6.7	$160.5	$301.0

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at September 30, 2009 and December 31, 2008:

	(In Millions)
	September 30, 2009
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$285.8	$-	$-	$285.8
Derivative assets	-	-	40.8	40.8
Marketable securities	37.2	-	-	37.2
Foreign exchange contracts	-	5.3	-	5.3

Total	$323.0	$5.3	$40.8	$369.1

Liabilities:
Interest rate swap	$-	$1.0	$-	$1.0
Foreign exchange contracts	-	-	-	-
Derivative liabilities	-	-	28.8	28.8

Total	$-	$1.0	$28.8	$29.8

	December 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$40.4	$-	$-	$40.4
Derivative assets	-	-	76.6	76.6
Marketable securities	10.9	0.3	-	11.2
Foreign exchange contracts	-	0.9	-	0.9

Total	$51.3	$1.2	$76.6	$129.1

Liabilities:
Interest rate swap	$-	$2.6	$-	$2.6
Foreign exchange contracts	-	111.8	-	111.8
Derivative liabilities	-	-	114.2	114.2

Total	$-	$114.4	$114.2	$228.6

Financial assets classified in Level 1 at September 30, 2009 and December 31, 2008 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At September 30, 2009 and December 31, 2008, such derivative financial instruments include substantially all of our foreign exchange hedge contracts and interest rate exchange agreements. The fair value of the interest rate swap and foreign exchange hedge contracts is based on a forward LIBOR curve and forward market prices, respectively, and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates, creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

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

Level 3 derivative liabilities consist of freestanding derivatives related to certain supply agreements primarily with our Asia Pacific customers that provide for revenue or refunds based on the ultimate settlement of the 2009 international iron ore benchmark pricing provisions. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the iron ore is shipped. The derivative instrument, which is settled and billed once the annual international benchmark price is settled, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is determined based on the forward price expectation of the 2009 annual international benchmark price and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2009 or December 31, 2008.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008.

	(In Millions)
	Derivative Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$25.4	$125.8	$76.6	$53.8
Total gains (losses)
Included in earnings	17.0	85.1	(4.7)	356.0
Included in other comprehensive income	-	-	-	-
Settlements	(1.6)	(73.9)	(31.1)	(272.8)
Transfers in (out) of Level 3	-	-	-	-

Ending balance - September 30	$40.8	$137.0	$40.8	$137.0

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets still held at the reporting date	$17.0	$85.1	$(4.7)	$195.4

	Derivative Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$(65.8)	$-	$(114.2)	$-
Total gains (losses)
Included in earnings	(0.3)	-	(25.8)	-
Included in other comprehensive income	-	-	-	-
Settlements	37.3	-	117.1	-
Transfers (in) out of Level 3	-	181.3	(5.9)	181.3

Ending balance - September 30	$(28.8)	$181.3	$(28.8)	$181.3

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on liabilities still held at the reporting date	$-	$-	$(17.0)	$-

Gains and losses included in earnings are reported in Product revenue on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2009 and 2008.

The carrying amount and fair value of our long-term receivables and long-term debt at September 30, 2009 and December 31, 2008 were as follows:

	(In Millions)
	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$11.6	$9.1	$-	$-
ArcelorMittal USA - Ispat receivable	39.6	47.4	43.2	46.1
Asia Pacific rail credit receivable	-	-	0.2	0.2

Total long-term receivables (1)	$51.2	$56.5	$43.4	$46.3

Long-term debt:
Senior notes	$325.0	$311.0	$325.0	$277.9
Term loan	200.0	200.0	200.0	200.0
Customer borrowings	4.6	4.6	5.4	5.2

Total long-term debt	$529.6	$515.6	$530.4	$483.1

(1) Includes current portion.

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly beginning in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of September 30, 2009, we have a receivable of $11.6 million recorded in Other non-current assets on the Statement of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. The fair value of the receivable of $9.1 million at September 30, 2009 is based on a discount rate of 6.9 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $39.6 million and $43.2 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the receivable of $47.4 million and $46.1 million at September 30, 2009 and December 31, 2008, respectively, is based on a discount rate of 5.3 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 –DEBT AND CREDIT FACILITIES for further information.

NOTE 9 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of September 30, 2009 and December 31, 2008:

($ in Millions)
September 30, 2009
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Borrowing Capacity	Total Principal Outstanding
Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	$270.0	$(270.0)
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	(55.0)

Credit Facility:
Term loan	Variable	1.02% (1)	2012	200.0	(200.0)
Revolving loan	Variable	- % (1)	2012	600.0	-	(2)

Total				$1,125.0	$(525.0)

December 31, 2008
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Borrowing Capacity	Total Principal Outstanding
Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	$270.0	$(270.0)
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	(55.0)

Credit Facility:
Term loan	Variable	5.02% (1)	2012	200.0	(200.0)
Revolving loan	Variable	- % (1)	2012	600.0	-	(2)

Total				$1,125.0	$(525.0)

(1) After the effect of interest rate hedging, the average annual borrowing rate for outstanding revolving and term loans was 3.12% and 5.10% as of September 30, 2009 and December 31, 2008, respectively.

(2) As of September 30, 2009 and December 31, 2008, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $20.0 million and $21.5 million, respectively, reducing available borrowing capacity to $580.0 million and $578.5 million, respectively.

The terms of the private placement senior notes and the credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2009 and December 31, 2008, we were in compliance with the financial covenants in both the note purchase agreement and the credit agreement.

Effective October 29, 2009, we amended the terms of our $800 million credit facility. The amendment results in, among other things, improved borrowing flexibility, the addition of multi-currency letters of credit, and more liberally defined financial covenants and debt restrictions. An increase in annual LIBOR margin of 50 basis points resulted from this amendment. Refer to NOTE 20 – SUBSEQUENT EVENTS for further information.

Short-term Facilities

On February 9, 2009, Asia Pacific Iron Ore amended its A$40 million ($34.9 million) multi-option facility. The original facility provided credit for short-term working capital and contingent instruments, such as performance bonds. The amended facility included an additional A$80 million ($69.8 million) cash facility, which expired on August 31, 2009. The outstanding bank commitments on the remaining A$40 million multi-option facility totaled A$35.7 million ($31.2 million) and A$27.2 million

($18.8 million) in performance bonds, reducing borrowing capacity to A$4.3 million ($3.7 million) and A$12.8 million ($8.8 million) at September 30, 2009 and December 31, 2008, respectively. The facility agreement contains financial covenants as follows: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2009 and December 31, 2008, we were in compliance with the financial covenants of the credit facility agreement. We have provided a guarantee of the facility, along with certain of our Australian subsidiaries.

Latin America

At September 30, 2009 and December 31, 2008, Amapá had total project debt outstanding of approximately $553 million and $493 million, respectively, for which we have provided a several guarantee on our 30 percent share. Our estimate of the aggregate fair value of the outstanding guarantee is $6.7 million as of September 30, 2009, which is reflected in Other Liabilities on the Statements of Unaudited Condensed Consolidated Financial Position. On October 1, 2009, $20.9 million of short-term debt was repaid, reducing the total project debt outstanding to approximately $532 million. Amapá is currently in violation of certain operating and financial loan covenants contained in the debt agreements. However, Amapá and its lenders have agreed to suspend these covenants through November 8, 2009 related to the remaining debt outstanding. If Amapá is unable to either renegotiate the terms of the debt agreements or obtain further extension of the compliance waivers, violation of the operating and financial loan covenants may result in the lenders calling the debt, thereby requiring us to recognize and repay our share of the debt in accordance with the provisions of the guarantee arrangement.

Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $5.1 million and $19.1 million, respectively, for the three and nine months ended September 30, 2009, compared with $5.1 million and $15.0 million, respectively, for the same periods in 2008.

Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2009 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2009 (October 1 - December 31)	$6.0	$6.1
2010	23.7	22.2
2011	23.4	18.5
2012	23.1	14.6
2013	21.6	15.3
2014 and thereafter	87.7	23.4

Total minimum lease payments	185.5	$100.1

Amounts representing interest	51.5

Present value of net minimum lease payments	$134.0

NOTE 11 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $117.7 million and $117.1 million at September 30, 2009 and December 31, 2008, respectively. Payments in the first nine months of 2009 were $1.3 million compared with $6.2 million for the full year in 2008. The following is a summary of the obligations at September 30, 2009 and December 31, 2008:

	(In Millions)
	September 30, 2009	December 31, 2008
Environmental	$14.7	$16.4
Mine closure
LTVSMC	14.2	13.9
Operating mines:
North American Iron Ore	46.9	44.1
North American Coal	26.0	31.1
Asia Pacific Iron Ore	10.9	7.8
Other	5.0	3.8

Total mine closure	103.0	100.7

Total environmental and mine closure obligations	117.7	117.1
Less current portion	7.7	12.2

Long term environmental and mine closure obligations	$110.0	$104.9

Environmental

The Rio Tinto Mine Site

The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a consent order between the Nevada DEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. As of September 30, 2009, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million in total for all potentially responsible parties. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.

During the first quarter of 2009, the parties reached agreement on the allocation percentages for a negotiated remedy, which was formalized in an allocation agreement in the second quarter of 2009. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2009. We have decreased our reserve in the third quarter of 2009 by approximately $1.0 million based upon the allocation agreement. We have an environmental liability of $9.5 million and $10.7 million on the Statements of Condensed Consolidated Financial Position as of September 30, 2009 and December 31, 2008, respectively, related to this issue.

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

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our operating mines for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	(In Millions)
	September 30, 2009	December 31, 2008 (1)
Asset retirement obligation at beginning of period	$86.8	$96.0
Accretion expense	5.0	7.3
Reclassification adjustments	-	1.0
Exchange rate changes	3.2	(3.1)
Revision in estimated cash flows	(6.2)	(14.4)

Asset retirement obligation at end of period	$88.8	$86.8

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2008.

NOTE 12 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2009 and 2008:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$4.2	$3.2	$10.7	$9.5
Interest cost	12.2	10.2	32.0	30.7
Expected return on plan assets	(10.6)	(12.3)	(27.9)	(36.9)
Amortization:
Prior service costs	1.3	1.0	3.2	2.9
Net actuarial losses	7.1	2.5	20.1	7.6

Net periodic benefit cost	$14.2	$4.6	$38.1	$13.8

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$1.8	$0.8	$4.1	$2.3
Interest cost	5.5	3.8	14.2	11.5
Expected return on plan assets	(2.3)	(2.7)	(6.8)	(8.1)
Amortization:
Prior service costs (credits)	0.4	(1.4)	1.3	(4.4)
Net actuarial losses	1.2	1.4	6.3	4.3
Transition asset	-	(0.8)	-	(2.3)

Net periodic benefit cost	$6.6	$1.1	$19.1	$3.3

We made pension and OPEB contributions of $31.0 million and $27.0 million through the first nine months of 2009 and 2008, respectively.

NOTE 13 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 9, 2009, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan (“Plan”) for the performance period 2009-2011. A total of 552,100 shares were granted under the award on that date, consisting of 406,170 in performance shares and 145,930 in restricted share units. On August 31, 2009 and September 1, 2009, an additional 5,100 shares and 15,900 shares, respectively, were granted under the Plan, consisting of performance shares and units, restricted share units, retention units and restricted stock.

Each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee at its discretion. The performance shares granted under the Plan vest over a period of three years and measure performance on the basis of two factors: 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow, and are intended to be paid out in common shares.

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

The expected term of the grant represents the time from the grant date to the end of the service period. We estimated the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.

The following assumptions were utilized to estimate the fair value for the 2009 performance share grants:

Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
$ 12.96 - $25.31	2.81	85.8%	1.43%	2.72%	$4.90	19.36% - 37.83%

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

Nonemployee Directors

On May 12, 2009 and September 1, 2009, annual equity grants were awarded under our Directors’ Plan to all Nonemployee Directors elected or re-elected by the shareholders as follows:

Date of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
May 12, 2009	7,788	12,980	2,596
September 1, 2009	-	2,138	-

The Directors’ Plan provides for an annual equity grant, which is awarded at our Annual Meeting each year to all Nonemployee Directors elected or re-elected by the shareholders. The value of the equity grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our Annual Meeting date is divided into the equity grant to determine the number of restricted shares awarded. Effective May 1, 2008, Nonemployee Directors received an annual retainer fee of $50,000 and an annual equity award of $75,000. Effective July 1, 2009, the Directors’ annual retainer fee was reduced by 10 percent in conjunction with the Company’s compensation reductions across the organization. The Directors’ Plan offers the Nonemployee Director the opportunity to defer all or a portion of the Annual Directors’ Retainer fees, Chair retainers, meeting fees, and the Equity Grant into the Compensation Plan. A Director who is 69 or older at the equity grant date will receive common shares with no restrictions.

NOTE 14 – INCOME TAXES

Our tax provision for the three and nine months ended September 30, 2009 is an expense of $1.9 million and a benefit of $14.6 million, respectively. The tax provision includes a $47.7 million benefit primarily for current quarter discrete items primarily related to benefits associated with percentage depletion in excess of cost, foreign tax credits and investment credits related to prior year U.S. and foreign filings recognized in the current quarter and $1.9 million and $2.7 million, respectively, of interest expense related to unrecognized tax benefits recorded as a discrete item. The effective tax rate for the nine months of 2009 is approximately an 11 percent benefit. Our 2009 expected effective tax rate for the full year is approximately 24 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of September 30, 2009, our valuation allowance against certain deferred tax assets increased by $49.0 million from December 31, 2008, of which $25.6 million relates to ordinary losses of certain foreign operations for which future utilization is currently uncertain, $16.8 million relates to finalization of the purchase price allocation in the current year for the 2008 acquisition of the remaining interest in Asia Pacific Iron Ore, and $6.6 million relates to foreign currency exchange.

As of September 30, 2009, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2009 and September 30, 2009, we had $53.7 million and $118.5 million of unrecognized tax benefits, respectively. The $64.8 million increase in the current quarter is attributable to a $44.5 million increase related to tax positions in prior years, a $10.7 million increase related to tax positions in the current year, $5.7 million for foreign currency exchange and $3.9 million for a U.S. audit settlement. If the $118.5 million was recognized, $88.8 million would impact the effective tax rate. It is reasonably possible that an additional decrease of up to $69.1 million in unrecognized tax benefit obligations will occur within the next 12 months due to expected settlements with the taxing authorities.

NOTE 15 – CAPITAL STOCK

Common Shares

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

Dividends

On May 12, 2009, our board of directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 in order to enhance financial flexibility. The $0.04 common share dividends were paid on June 1, 2009 and September 1, 2009 to shareholders of record as of May 22, 2009 and August 14, 2009, respectively.

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

As of February 11, 2009, all remaining preferred shares had been converted to 27,278 common shares at a conversion rate of 133.0646. Total common shares were issued out of treasury.

NOTE 16 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Cliffs shareholders	$58.8	$174.9	$96.9	$461.9
Other comprehensive income:
Unrealized net gain (loss) on marketable securities - net of tax	7.8	(19.4)	13.1	(7.7)
Foreign currency translation	79.9	(125.1)	209.4	(44.1)
Amortization of net periodic benefit cost - net of tax	5.1	13.8	23.0	(7.0)
Unrealized gain (loss) on interest rate swap - net of tax	0.5	0.2	1.0	(0.3)
Unrealized gain (loss) on derivative financial instruments	(2.9)	(18.3)	(12.8)	1.4

Total other comprehensive income (loss)	90.4	(148.8)	233.7	(57.7)

Total comprehensive income	$149.2	$26.1	$330.6	$404.2

NOTE 17 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Cliffs shareholders	$58.8	$174.9	$96.9	$461.9
Preferred stock dividends	-	-	-	(1.1)

Income applicable to common shares	$58.8	$174.9	$96.9	$460.8

Weighted average number of shares:
Basic	130.8	104.8	123.0	97.6
Employee stock plans	0.9	0.8	0.8	0.7
United Taconite equity purchase	-	3.1	-	1.0
Convertible preferred stock	-	-	-	7.1

Diluted	131.7	108.7	123.8	106.4

Earnings per common share attributable to Cliffs shareholders - Basic	$0.45	$1.67	$0.79	$4.72

Earnings per common share attributable to Cliffs shareholders - Diluted	$0.45	$1.61	$0.78	$4.34

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2008, we incurred an additional capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $83 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of September 30, 2009, capital expenditures related to this purchase were approximately $29 million. Remaining expenditures of approximately $39 million and $15 million are scheduled to be made in 2010 and 2011, respectively, based upon recently revised payment and delivery terms negotiated with the supplier.

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

NOTE 19 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2009 and 2008 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2009	2008
Capital additions	$150.7	$172.4
Cash paid for capital expenditures	95.8	147.7

Difference	$54.9	$24.7

Non-cash accruals	$7.6	$4.2
Capital leases	47.3	20.5

Total	$54.9	$24.7

Refer to NOTE 10 – LEASE OBLIGATIONS for further information.

NOTE 20 – SUBSEQUENT EVENTS

Wabush Acquisition

On October 9, 2009, Consolidated Thompson Iron Mines Ltd. (“Consolidated Thompson”) announced an agreement with Wabush’s other joint venture partners to acquire their ownership interests for approximately $88 million in cash. Under the terms of the Wabush partnership agreement, we have a right of first refusal to acquire each of U.S. Steel Canada’s and ArcelorMittal Dofasco’s interest. By exercising our right of first refusal, we are entitled to receive the same terms and conditions contained in the agreement with Consolidated Thompson and thus increase our ownership stake in Wabush to 100 percent. On October 12, 2009, we exercised our right of first refusal to acquire U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush. With Wabush’s 5.5 million tons of rated capacity, acquisition of the remaining interest will increase our North American Iron Ore rated equity production capacity by approximately 4.0 million tons. Completion of the transaction is subject to a number of conditions, including receipt of requisite regulatory approval.

Credit Facility Amendment

Effective October 29, 2009, we amended the terms of our $800 million credit facility. The amendment results in, among other things, improved borrowing flexibility, the addition of multi-currency letters of credit, and more liberally defined financial covenants and debt restrictions. An increase in annual LIBOR margin of 50 basis points resulted from this amendment.

We have evaluated subsequent events through October 30, 2009, which represents the date of financial statement issuance.

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

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. However, the current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. While improving over the recent quarter, global crude steel production, a significant driver of our business, is currently down approximately 23 percent from last year, with even greater production declines in some areas, including North America. In addition, the mining industry has seen a reduction of high cost operations, and the credit environment is expected to limit the funding and expansion capabilities of many mining companies.

Consolidated revenues for the three and nine months ended September 30, 2009 decreased to $666.4 million and $1.5 billion, respectively, with net income per diluted share of $0.45 and $0.78, respectively. This compares with revenues of $1.2 billion and $2.7 billion, respectively, and net income per diluted share of $1.61 and $4.34, respectively, for the comparable periods in 2008. In response to the economic downturn and its impact on the global steel industry, we initiated and extended production curtailments at our North American mines during the first nine months of 2009 necessary to align output with lower demand and optimize inventory. In Asia Pacific, the demand for steelmaking raw materials has remained strong throughout the year primarily led by demand from China. We have negotiated provisional pricing arrangements consistent with agreed upon price declines reached between Asia Pacific steelmakers outside of China and producers in Australia. Results for the first nine months of 2009 were favorably impacted by the rise in the Australian dollar to an exchange rate of A$0.88 at September 30, 2009, resulting in $84.8 million of unrealized gains on foreign currency exchange contracts during the period.

During the third quarter of 2009, capacity utilization among steelmaking facilities in North America demonstrated continuing improvement, reaching approximately 60 percent from a low of approximately 35 percent in the beginning of 2009. The industry has begun to show signs of stabilization, reflecting increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced modest improvements in customer demand and market expectations. We have begun to increase production at most of our facilities and have called employees back to work in order to ensure we are positioned to meet increases in demand, while continuing to monitor the markets closely.

Throughout the first nine months of 2009, we have taken proactive initiatives in response to the high degrees of uncertainty within our industry and the macroeconomic environment as well as to better position ourselves to take advantage of possible opportunities when the market improves. We have enhanced our financial flexibility and strengthened our balance sheet through a public offering of our common shares, a 55 percent reduction in our common share quarterly dividend, and compensation reductions across the organization. Throughout the first nine months of 2009, we also continued to focus on cash conservation and generation from our business operations as well as reduction of discretionary capital expenditures, in order to ensure we are positioned to face the challenges and uncertainties associated with the current environment.

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

Renewafuel. On September 15, 2009, we acquired an additional 20 percent interest in Renewafuel for a purchase price of approximately $6 million in cash. As a result of the transaction, we have a 90 percent controlling interest in Renewafuel. This is a strategic investment that provides an opportunity to utilize a “green” solution for further reduction of emissions consistent with our objective to contain costs and enhance efficiencies in a socially responsible manner.

Wabush. On October 12, 2009, we exercised our right of first refusal to acquire U.S. Steel Canada’s and ArcelorMittal Dofasco’s interest in Wabush, thereby increasing our ownership stake in

Wabush to 100 percent. With Wabush’s 5.5 million tons of rated capacity, acquisition of the remaining interest will increase our North American Iron Ore rated equity production capacity by approximately 4.0 million tons.

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Variance Favorable/ (Unfavorable)	2009	2008	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$666.4	$1,189.7	$(523.3)	$1,521.5	$2,692.8	$(1,171.3)

Cost of goods sold and operating expenses	(563.2)	(824.7)	261.5	(1,387.6)	(1,819.0)	431.4

Sales Margin	$103.2	$365.0	$(261.8)	$133.9	$873.8	$(739.9)

Sales Margin %	15.5%	30.7%	-15.2%	8.8%	32.4%	-23.6%

Revenue from Product Sales and Services

Sales revenue for the three and nine months ended September 30, 2009 declined 44 percent and 43 percent, respectively, from the comparable periods in 2008. The decrease in sales revenue for both the quarter and year to date was primarily due to lower sales volumes related to our North American business operations as a result of the current volatility and uncertainty in global markets, which has led to production slowdowns in the North American steel industry. In Asia Pacific, we have negotiated significantly lower provisional pricing arrangements to reflect the decline in steel demand and prices, thereby resulting in lower revenues in 2009.

As a result of the deteriorating market conditions that continued throughout much of 2009, revenues related to our North American Iron Ore and Coal segments decreased approximately $854.2 million and $132.8 million, respectively, during the first nine months of 2009 compared with the same period in 2008. Based upon the economic downturn and the resulting impact on demand, sales volumes for the quarter and first nine months of 2009 declined approximately 30 percent and 40 percent, respectively, at North American Iron Ore. North American Coal experienced decreases in volume of 62 percent and 54 percent, respectively, for the quarter and year to date when compared with the same periods in 2008. Revenues for the third quarter and first nine months of 2009 were also negatively impacted by base rate adjustments related to reductions in World Pellet Pricing and producer price indices referenced in certain of our North American Iron Ore contracts as well as the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers.

Revenues from our Asia Pacific operations were negatively impacted by the estimated decline in 2009 iron ore benchmark prices caused by lower demand for steel worldwide. As a result, revenues at Asia Pacific Iron Ore for the first nine months of 2009 declined 34 percent from the comparable prior year period. Pricing decreases in the current year contrast with settled price increases in 2008 of 97 percent and 80 percent for lump and fines, respectively.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold for the three and nine months ended September 30, 2009 declined 32 percent and 24 percent, respectively, from the comparable periods in 2008. The decrease for both the third quarter and first nine months of 2009 is primarily attributable to lower costs at our North American business operations as a result of declines in volume and cost reductions during the year related to ongoing cash conservation efforts that have been reinforced in light of the current economic environment. Costs were also favorably impacted in the first nine months of 2009 by approximately $71.9 million related to favorable foreign exchange rates compared with the same period in 2008. In addition, year-to-date fuel and energy costs in our North American and Asia Pacific iron ore operations decreased approximately $80.8 million from the comparable prior year period.

The overall decrease in cost of goods sold for both the quarter and year to date was partially offset by idle expense of approximately $50.5 million and $146.4 million in each period, respectively, related to production curtailments in North America throughout the first nine months of 2009. In addition, year-to-date costs in 2009 reflect the impact of the Asia Pacific Iron Ore and United Taconite step acquisitions, which occurred in the second half of 2008.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three months and nine months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Variance Favorable/ (Unfavorable)	2009	2008	Variance Favorable/ (Unfavorable)
Royalties and management fee revenue	$(0.2)	$5.1	$(5.3)	$3.5	$16.0	$(12.5)
Selling, general and administrative expenses	(28.4)	(41.8)	13.4	(83.6)	(138.4)	54.8
Casualty recoveries	-	0.5	(0.5)	-	10.5	(10.5)
Gain on sale of assets	1.0	0.1	0.9	1.5	21.1	(19.6)
Miscellaneous - net	4.9	10.5	(5.6)	19.3	8.6	10.7

	$(22.7)	$(25.6)	$2.9	$(59.3)	$(82.2)	$22.9

The decrease in selling, general and administrative expense of $13.4 million and $54.8 million in the third quarter and first nine months of 2009, respectively, compared with the same periods in 2008 is primarily the result of an increased focus on cost reduction efforts due to the current economic conditions. In particular, outside professional service and legal fees associated with the expansion of our business declined approximately $14.4 million and $31.5 million during the quarter and year to date, respectively. Additionally, employment costs were reduced in each period by $6.0 million and $13.8 million, respectively, primarily as a result of lower share-based and incentive compensation. Expenses at our Asia Pacific Iron Ore segment were $2.1 million and $5.1 million higher for the third quarter and first nine months of 2009, respectively, when compared with the comparable periods in 2008, reflecting an increased focus on marketing activities due to the weakening economic climate, as well as higher employment costs and outside professional services to support business development and improvement efforts. In addition, selling, general and administrative expense for the first nine months of the prior year was impacted by a charge in the first quarter of 2008 of approximately $6.8 million in connection with a legal judgment.

The gain on sale of assets of $21.1 million for the first nine months of 2008 primarily related to the sale of Synfuel, which was completed in June 2008. We recorded a gain of $19 million in the second quarter of 2008 upon completion of the transaction.

Casualty recoveries for the nine months ended September 30, 2008 was primarily attributable to a $9.2 million insurance recovery recognized in the prior year related to a 2006 electrical explosion at our United Taconite facility.

Miscellaneous – net of $4.9 million and $19.3 million for the third quarter and first nine months of 2009, respectively, is primarily attributable to exchange rate gains on foreign currency transactions related to loans denominated in Australian dollars, as a result of the increase in exchange rates during the period from A$0.69 at December 31, 2008 to A$0.88 at September 30, 2009.

Other income (expense)

Following is a summary of other income (expense) for the three and nine months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Variance Favorable/ (Unfavorable)	2009	2008	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$8.8	$(94.3)	$103.1	$84.8	$(94.3)	$179.1
Interest income	1.9	5.9	(4.0)	7.7	17.8	(10.1)
Interest expense	(10.0)	(10.7)	0.7	(29.3)	(27.7)	(1.6)
Other non-operating income (expense)	0.2	3.3	(3.1)	(0.6)	3.4	(4.0)

	$0.9	$(95.8)	$96.7	$62.6	$(100.8)	$163.4

The impact of changes in the fair value of our foreign currency contracts on the Statement of Unaudited Condensed Consolidated Operations in both the third quarter and first nine months of 2009 is due to fluctuations in foreign currency exchange rates during each period. We are required to record on our Statements of Consolidated Financial Position the market value of our open derivative positions. Previously, when the derivative instruments were designated as cash flow hedges, the mark-to-market adjustments related to the effective portions of the hedges were recorded as a component of Other comprehensive income. Upon de-designation of the cash flow hedges, effective July 1, 2008, the instruments are prospectively marked to fair value, and the adjustments resulting from changes in the market value of these derivative instruments are recorded as an unrealized gain or loss each reporting period. The following table represents our foreign currency derivative contract position as of September 30, 2009:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$103.0	0.77	0.88	$4.0

Total	$103.0	0.77	0.88	$4.0

AUD Call Options (2)
Contracts expiring in the next 12 months	$45.5	0.89	0.88	$1.3

Total	$45.5	0.89	0.88	$1.3

Total Hedge Contract Portfolio	$148.5			$5.3

(1) Includes collar options and convertible collar options.

(2) AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The favorable unrealized mark-to-market fluctuations of $8.8 million and $84.8 million for the third quarter and first nine months of 2009 are related to the spot rate of A$0.88 as of September 30, 2009, which increased considerably from the spot rate of A$0.69 as of December 31, 2008. The changes in the spot rates are correlated to the appreciation of the Australian dollar relative to the United States dollar during the period. The amount of outstanding contracts in our foreign exchange hedge book decreased from $869 million at December 31, 2008 to $148.5 million as of September 30, 2009 as a result of the expiration of contracts upon maturity and the sale of approximately $270 million of the outstanding contracts during the third quarter of 2009, which resulted in a net realized loss of approximately $3.3 million based upon the difference between the contract rates and the spot rates on the date each contract was sold. During the first nine months of 2009, approximately $451 million of outstanding contracts matured, resulting in a cumulative net realized loss of $37.1 million since inception of the contracts.

The decrease in interest income in both the third quarter and first nine months of 2009 compared with the comparable periods in 2008 is attributable to a decline in cash and investments held by Cliffs Asia Pacific during the current year coupled with lower overall average returns. Investment returns in 2009 are lower as a result of market declines. The slight increase in interest expense during the first nine months of 2009 is due to an increase in the period outstanding related to borrowings under our senior notes, partially offset by lower average interest rates on total debt outstanding of 4.33 percent at September 30, 2009, compared with 5.20 percent at September 30, 2008. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income tax benefit (expense)	$(1.9)	$(52.0)	$14.6	$(173.6)

Effective tax rate	2.0%	21.0%	(11.0)%	25.0%

Our tax provision for the three and nine months ended September 30, 2009 was an expense of $1.9 million and a benefit of $14.6 million, respectively, compared with expense of $52.0 million and $173.6 million, respectively, for the comparable prior year periods.

A reconciliation of our expected tax rate to the actual rate for the nine months ended September 30, 2009 is as follows:

U.S. statutory rate	35%

Decreases due to:
Percentage depletion	(11)
International tax rate differential	1
Other	(1)

24
Discrete tax items	(35)

Effective income tax rate	(11)%

Discrete items relate to benefits associated with percentage depletion in excess of cost, foreign tax credits and investment credits related to prior year U.S. and foreign filings recognized in the current quarter partially offset by interest related to unrecognized tax benefits.

The valuation allowance against certain deferred tax assets of $35.1 million and $49.0 million for the quarter and year to date, respectively, relates to ordinary losses of certain foreign operations, finalization of the purchase price allocation in the current year for the 2008 acquisition of the remaining interest in Asia Pacific Iron Ore, and foreign currency exchange. These amounts are offset by benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

For the full year 2009, we expect an effective tax rate of approximately 24 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 14 – INCOME TAXES for further information.

Equity Loss in Ventures

Equity loss in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity loss in ventures for the three and nine months ended September 30, 2009 of $20.9 million and $55.6 million, respectively, primarily represents our share of the operating results of our equity method investment in Amapá. Such results consist of operating losses of $19.9 million and $53.8 million for the third quarter and first nine months of 2009, respectively. This compares with losses of $13.1 million and $26.2 million, respectively, for the comparable periods in 2008. The negative operating results in each year are mainly due to slower than anticipated ramp-up of operations and product yields. Our equity share of the losses for Amapá were also higher in the current year due to a write-down in the value of inventory, asset impairment charges, as well as changes in foreign currency exchange rates during 2009 and the resulting impact on project debt denominated in Brazilian real.

We evaluate the loss in value of our equity method investments each reporting period to determine whether the loss is other than temporary. Based upon the increase in equity losses resulting from start-up costs and production delays, which continued through the first nine months of 2009, we determined that indicators of impairment may exist relative to our investment in Amapá. Accordingly, we performed an assessment of the potential impairment of our investment during the first three quarters of 2009 using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value at each reporting period. Based upon the analyses performed, we have determined that our investment is not impaired. In assessing the recoverability of our investment in Amapá, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the investment must be made, including among other things, estimates related to pricing, volume and reserves. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for our investment in the period such determination is made. We will continue to evaluate the results of our investment on a quarterly basis while monitoring the potential impact on our business as a result of the recent economic downturn in the industry.

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

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,		Change due to
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements	Total change
	2009	2008
Revenues from product sales and services	$428.2	$811.3	$(80.6)	$(228.1)	$-	$(74.4)	$(383.1)
Cost of goods sold and operating expense	(338.7)	(552.0)	20.9	148.7	(30.7)	74.4	213.3

Sales margin	$89.5	$259.3	$(59.7)	$(79.4)	$(30.7)	$-	$(169.8)

Sales tons	5.5	8.0

Revenue in the third quarter of 2009 decreased $383.1 million, or 47 percent compared with the same period in 2008, of which $228.1 million relates to lower sales volume and $80.6 million relates to lower pricing. Sales volume declined 30 percent during the period as a result of the continued volatility and uncertainty in the market that we experienced throughout 2009, which has led to production curtailments and lower demand in the North American steel industry.

In addition to the year-over-year decline in sales volume, one reported price settlement for iron ore pellets in Eastern Canada in October 2009, as well as a previously reported settlement in Brazil, reflected a decrease of approximately 48 percent below 2008 prices, compared with an increase of 87 percent in the prior year. As a result, base rate adjustments related to estimated reductions in World Pellet Pricing and producer price indices have contributed to lower revenues in the current period. In addition, revenue in the third quarter of 2009 included approximately $17.0 million related to supplemental contract payments compared with $85.1 million in the same period of 2008. The decrease between periods relates to the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers.

Cost of goods sold and operating expense in the third quarter of 2009 decreased $213.3 million, or 39 percent from the prior year quarter, of which $148.7 million is due to the decline in sales volume noted above. The overall decrease was partially offset by idle expense of approximately $30.7 million related to production curtailments during the third quarter of 2009.

In August 2009, an arbitration demand was filed against us by one of our customers relating to a pellet price reopener provision in one of our supply contracts. The customer claims that it is entitled to request a price renegotiation even though it did not provide written notice before the deadline specified in the supply agreement and did not show that the triggering event had occurred. Should the arbitration panel determine that the customer is permitted to request a price renegotiation, the two sides have 60 days following notice per the supply agreement to negotiate revised pricing. In the event these negotiations are unsuccessful, further arbitration would be utilized to determine the revised applicable price under the supply agreement. The price determined by the arbitrator would be effective retroactive to the beginning of 2009. In the event this matter goes to supplementary arbitration to determine the revised price under the supply agreement, and we are unsuccessful in defending our position, the retroactive revised pricing for 2009 sales under the supply agreement would have a material impact on our consolidated operating results. Refer to Part II – Item 1, Legal Proceedings, for additional information.

Following is a summary of North American Iron Ore results for the nine months ended September 30, 2009 and 2008:

	(In Millions)
	Nine Months Ended September 30,		Change due to
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements	Total change
	2009	2008
Revenues from product sales and services	$879.3	$1,733.5	$(105.6)	$(594.2)	$-	$(154.4)	$(854.2)
Cost of goods sold and operating expense	(771.2)	(1,137.0)	(37.5)	360.9	(112.0)	154.4	365.8

Sales margin	$108.1	$596.5	$(143.1)	$(233.3)	$(112.0)	$-	$(488.4)

Sales tons	9.8	16.3

Revenue for the first nine months of 2009 decreased $854.2 million, or 49 percent compared with the same period in 2008 primarily as a result of a 40 percent decline in sales volume, which contributed $594.2 million to the overall decrease in revenue. The decline in sales volume is a result of the current economic downturn, which has led to production curtailments and lower demand in the North American steel industry throughout 2009. In 2008, certain customers purchased and paid for approximately 1.2 million tons of pellets in order to meet minimum contractual purchase requirements under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped, resulting in deferred revenue recognition at December 31, 2008. As of September 30, 2009, all of the 1.2 million tons that were deferred at the end of 2008 were delivered, resulting in $81.7 million of revenue being recognized during the first nine months of 2009.

Revenue for the first nine months of 2009 was unfavorably impacted by approximately $105.6 million as a result of base rate adjustments related to the previously noted 48 percent reduction in World Pellet Pricing, an estimated decline in average hot band steel pricing for one of our North American Iron Ore customers, and lower producer price indices.

Cost of goods sold and operating expense in the first nine months of 2009 decreased $365.8 million or 32 percent from the comparable prior year period due to lower volume and cost reductions related to ongoing cash conservation efforts during the current year. These decreases were partially offset by idle expense of $112.0 million related to production curtailments at nearly all of the North American Iron Ore mines during the first nine months of 2009 in order to balance production with anticipated sales demand.

Production

Following is a summary of iron ore production tonnage for the third quarter and first nine months of 2009 and 2008:

	(In Millions) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Mine	2009	2008	2009		2008

Empire	0.4	1.2	1.6		3.8
Tilden	1.4	1.9	3.7		5.7
Hibbing	-	2.2	1.8		6.2
Northshore	1.0	1.6	2.0		4.4
United Taconite	1.2	1.2	2.6		3.9
Wabush	0.6	1.1	1.8		3.2

Total	4.6	9.2	13.5		27.2

Cliffs’ share of total	4.3	6.2	11.1	(2)	17.6

(1) Long tons of pellets (2,240 pounds).
(2) Includes 0.6 million tons allocated to Cliffs due to re-nominations by Cliffs’ partners at Tilden and Wabush.

In response to the economic downturn, we continue to rationalize production to match customer demand. We have executed plans to reduce full year production at our six North American Iron Ore mines to approximately 17 million equity tons. Expected full year production is up from a previous estimate of 15 million tons due to signs of improving market conditions and increasing customer demand in the last quarter of 2009. This compares with 2008 production of 22.9 million equity tons.

During the third quarter of 2009, capacity utilization among steelmaking facilities in North America demonstrated continuing improvement, reaching approximately 60 percent from a low of approximately 35 percent in the beginning of 2009. Based on signs of modest improvements in customer demand, we have begun to increase production at most of our facilities and have called employees back to work in order to ensure we are positioned to meet increases in demand. For the fourth quarter, Tilden and United Taconite are expected to operate at capacity. Northshore will operate its two large furnaces, and Empire is expected to maintain its current production levels. Wabush will operate two of its three furnaces with Cliffs taking essentially all of the tonnage. Only Hibbing will be fully curtailed, with shutdown expected through March 2010.

Based on current market uncertainties and corresponding blast furnace capacity utilization in North America, we continue to monitor the marketplace closely and have adjusted our production plans for the remainder of 2009 accordingly to meet customer demand.

North American Coal

Following is a summary of North American Coal results for the three months ended September 30, 2009 and 2008:

	(In Millions, except tonnage)
	Three Months Ended September 30,		Change due to				Total change
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements
	2009	2008
Revenues from product sales and services	$37.9	$102.6	$(1.5)	$(55.2)	$-	$(8.0)	$(64.7)
Cost of goods sold and operating expense	(53.4)	(115.9)	(9.8)	84.1	(19.8)	8.0	62.5

Sales margin	$(15.5)	$(13.3)	$(11.3)	$28.9	$(19.8)	$-	$(2.2)

Sales tons (in thousands)	343	894

We reported negative sales margin of $15.5 million and $13.3 million for the three months ended September 30, 2009 and 2008, respectively. Revenue for the third quarter of 2009 declined approximately 63 percent from the same period in 2008. The decrease in revenue is primarily attributable to a 62 percent decrease in sales volume in the third quarter of 2009, due to the current economic downturn and its impact on the global steel industry and the resulting decline in demand for steel-making raw materials, including metallurgical coal.

Lower sales volume in the third quarter of 2009 contributed to the decrease in cost of goods sold and operating expense during the period. In particular, the decrease in costs was driven by production curtailments and headcount reductions at the Oak Grove and Pinnacle complexes during the period resulting in lower production-related costs, including maintenance, supplies, and labor costs. Spending on operating supplies and service costs was reduced in the third quarter of 2009 by approximately $13.2 million compared with the same period in 2008 as a result of ongoing cash conservation efforts in light of the current economic environment. Headcount reductions in the current year resulted in a decrease in labor costs of approximately $9.2 million in the third quarter of 2009. These decreases were partially offset by idle expense of $19.8 million related to production curtailments during the period.

Following is a summary of North American Coal results for the nine months ended September 30, 2009 and 2008:

	(In Millions, except tonnage)
	Nine Months Ended September 30,		Change due to				Total change
			Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimbursements
	2009	2008
Revenues from product sales and services	$125.2	$258.0	$5.4	$(121.5)	$-	$(16.7)	$(132.8)
Cost of goods sold and operating expense	(188.6)	(296.8)	(52.0)	177.9	(34.4)	16.7	108.2

Sales margin	$(63.4)	$(38.8)	$(46.6)	$56.4	$(34.4)	$-	$(24.6)

Sales tons (in thousands)	1,126	2,468

We reported negative sales margin of $63.4 million and $38.8 million for the nine months ended September 30, 2009 and 2008, respectively. Revenue of $125.2 million for the first nine months of 2009 was 51 percent lower than the comparable prior year period. The decrease in revenue is primarily attributable to a 54 percent decline in sales volume as a result of the current market conditions which have adversely impacted the demand for steel-making raw materials throughout the current year.

Lower sales volume for the first nine months of 2009 also contributed to the 36 percent decrease in cost of goods sold and operating expense during the period. In response to the economic downturn, we have decreased spending across the North American Coal business segment and have idled production at both the Oak Grove and Pinnacle complexes. Production curtailments and headcount reductions during 2009 have resulted in lower production-related costs, including maintenance, supplies, and labor costs. Spending on operating supplies and maintenance costs was reduced during the first nine months of 2009 by approximately $28.8 million as we continued to focus on cash conservation and cost management strategies. In addition, headcount in 2009 was lower than the prior year by approximately 332 employees, resulting in labor and benefit cost reductions of $30.7 million for the nine months ended September 30, 2009. These decreases were partially offset by an increase in idle expense and production volume variance of $34.4 million related to production curtailments during the year and delays associated with development of the longwall at Oak Grove in early 2009.

Production

Following is a summary of coal production tonnage for the third quarter and first nine months of 2009 compared with the same periods in 2008:

	(In Thousands) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mine:
Pinnacle complex	29	493	416	1,743
Oak Grove	265	310	596	802

Total	294	803	1,012	2,545

(1) Tons are short tons (2,000 pounds).

Metallurgical coal demand has been reduced in the current year as the steel industry has cut back production in response to the global economic slowdown. As a result, we initiated plans in 2009 to align production with customer demand. In West Virginia, production has been idled at our Green Ridge mines, and production at our Pinnacle mine has been temporarily suspended, resulting in virtually no production at the facility for the third quarter of 2009. In Alabama, operating levels have also been reduced at our Oak Grove mine. These production adjustments at North American Coal result in a current 2009 annual operating rate of approximately 1.8 million tons, an increase from a previous estimate of 1.3 million tons due to expected improvements in market conditions and increases in customer demand during the fourth quarter of 2009. This compares with 2008 production of 3.5 million tons. During the fourth quarter, production is estimated to increase at Oak Grove and development also will be accelerated to avoid downtime in 2010. At Pinnacle, the longwall move was completed and we resumed production in mid-October.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2009 and 2008:

	(In Millions)
	Three Months Ended September 30,		Change due to			Total change
			Sales price and rate	Sales volume	Other
	2009	2008
Revenues from product sales and services	$165.3	$232.7	$(97.0)	$57.5	$(27.9)	$(67.4)
Cost of goods sold and operating expense	(138.2)	(133.0)	8.7	(29.6)	15.7	(5.2)

Sales margin	$27.1	$99.7	$(88.3)	$27.9	$(12.2)	$(72.6)

Sales tonnes	2.6	2.1

Sales margin for our Asia Pacific Iron Ore segment was $27.1 million in the third quarter of 2009 compared with $99.7 million for the same period in 2008. Total revenue declined $67.4 million or 29 percent below the prior year period. The decrease in revenue is primarily attributable to a 42 percent decline in sales price partially offset by a 24 percent increase in volume. Sales price movement for the quarter was unfavorably impacted by a decline in estimated 2009 benchmark prices for lump and fines compared with 2008 pricing. We have negotiated provisional pricing arrangements with certain customers in China to reflect the decline in steel demand and prices as we await final settlement of 2009 benchmark prices. Estimated pricing decreases in the current year of 44 percent and 33 percent for lump and fines, respectively, contrast with settled price increases in 2008 of 97 percent and 80 percent, respectively. Our pricing estimates are based upon previously reported settlements in Japan and worldwide pressures in the market and remain unchanged from the estimates made in the second quarter of 2009. Higher sales volume in the third quarter of 2009 is attributable to increased demand combined with additional sales made in the current period as a result of shipping delays experienced in the previous quarter due to poor weather conditions.

Cost of goods sold and operating expenses for the third quarter of 2009 was slightly higher than the comparable prior year period primarily due to higher sales volume as a result of the factors described above. This increase was partially offset by favorable exchange rate variances of $12.1 million and lower royalty payments of $5.6 million related to the decline in sales revenue. Costs were also favorably impacted in the third quarter of 2009 by lower costs of production related to long-term stockpile utilization, lower maintenance repairs, and a decline in fuel and energy costs of approximately $3.5 million.

Following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2009 and 2008:

	(In Millions)
	Nine Months Ended September 30,		Change due to
			Sales price and rate	Sales volume	Other	Total change
	2009	2008
Revenues from product sales and services	$405.4	$618.4	$(202.1)	$33.9	$(44.8)	$(213.0)
Cost of goods sold and operating expense	(338.0)	(336.4)	(15.3)	(16.7)	30.4	(1.6)

Sales margin	$67.4	$282.0	$(217.4)	$17.2	$(14.4)	$(214.6)

Sales tonnes	6.4	6.1

Sales margin for Asia Pacific Iron Ore declined to $67.4 million in the first nine months of 2009 compared with $282.0 million for the same period in 2008. Revenue decreased 34 percent in the current period primarily as a result of lower pricing. While the 2009 benchmark prices for iron ore lump and fines have not yet settled with all of our customers, we have negotiated provisional pricing arrangements with certain customers in China to reflect the decline in steel demand and prices, which have declined 44 percent and 33 percent for lump and fines, respectively, based on recent settlements in Japan and worldwide pressures in the market. In 2008, the Australian benchmark prices for lump and fines settled during the second quarter at increases of 97 percent and 80 percent, respectively. The overall decline in revenue for the first nine months of 2009 was partially offset by a 5 percent increase in sales volume as a result of increased demand.

Cost of goods sold and operating expenses for the first nine months of 2009 were relatively consistent with the comparable period in 2008. Costs were unfavorably impacted by approximately $45.9 million of amortization expense related to the accounting for the acquisition of the remaining ownership interest in Asia Pacific Iron Ore which occurred during the second half of 2008. Costs for the first nine months of 2009 also increased by approximately $16.7 million due to higher sales volume and higher shipping costs of $8.2 million due to freight incentives being offered during the current year. Increases in costs for the first nine months of 2009 were almost entirely offset by favorable foreign exchange variances of approximately $71.9 million.

Production

Following is a summary of iron ore production tonnage for the third quarter and first nine months of 2009 and 2008:

	(In Millions) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mine:
Koolyanobbing	2.3	1.5	6.1	5.3
Cockatoo Island	-	0.1	-	0.4

Total	2.3	1.6	6.1	5.7

(1)	Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Production at Asia Pacific Iron Ore for the third quarter and first nine months of 2009 was higher than the comparable prior year periods as a result of increased demand and initiatives taken during the year to improve supply conditions and eliminate certain production and logistics constraints, including rail upgrades and stockpile utilization. Increases in production for the first nine months of 2009 were partially offset by the end of production at Cockatoo during 2008. Production is not expected to resume until the first half of 2011 once the seawall is completed. We currently expect to produce approximately 8.1 million tonnes for the full year 2009 at our Asia Pacific Iron Ore operations. This compares with 2008 production of 7.7 million tonnes.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first nine months of 2009, we have taken a balanced approach to allocation of our capital resources and free cash flow. We continued to focus on cash conservation and generation in our business operations as well as reduction of any discretionary capital expenditures in order to ensure we are positioned to face the challenges and uncertainties associated with the current economic environment.

The following is a summary of significant sources and uses of cash for the nine months ended September 30, 2009 and 2008:

	(In Millions)
	Nine Months Ended September 30,
	2009	2008
Cash and cash equivalents - January 1	$179.0	$157.1

Significant Transactions
Net cash used by operating activities	$(5.4)	$-
Investment in ventures	(79.1)	(20.3)
Rail upgrade	(26.3)	(4.8)
Longwall development	-	(29.0)
Other capital expenditures	(69.5)	(113.9)
Purchase of noncontrolling interest in Portman	-	(137.8)
Purchase of noncontrolling interest in United Taconite	-	(104.4)
Sale of assets	23.8	39.5
Dividend distributions	(20.4)	(28.3)

Total	(176.9)	(399.0)

Sources of Financing
Net cash provided by operating activities	-	582.2
Proceeds from sale of common shares	347.3	-
Net borrowings under senior notes	-	325.0
Net borrowings (repayments) under credit facility	2.2	(240.0)

Total	349.5	667.2

Other net activity	8.3	(37.0)

Cash and cash equivalents - September 30	$359.9	$388.3

The following discussion summarizes the significant activities impacting our cash flows during the first nine months of the year as well as those expected to impact our future cash flows in the fourth quarter and over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows on page 4 for additional information.

Operating Activities

Net cash used by operating activities was $5.4 million for the nine months ended September 30, 2009, compared with $582.2 million provided by operating activities for the same period in 2008. Operating cash flows in the first nine months of 2009 were impacted by lower operating results, as previously noted, and increases in working capital primarily at our North American Iron Ore business segment. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of weak economic conditions, operating plans were revised earlier in 2009 to curtail production, defer or eliminate capital projects and reduce costs.

We have responded to the uncertain near-term outlook and will continue to adjust our operating strategy as market conditions change. During the third quarter of 2009, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement, which is expected to continue through the remainder of 2009 and into 2010. The industry has begun to show signs of stabilization and recovery based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced modest improvements in customer demand and market expectations and have begun to increase production at most of our facilities.

While we do not expect demand to return to the levels seen in 2008 for some time yet, we remain cautiously optimistic for a slow and progressive recovery. Based on current mine plans and subject to future iron ore and coal prices, we expect estimated operating cash flows for the remainder of 2009 to be greater than our budgeted investments and capital expenditures, expected debt payments, dividends, and other cash requirements. Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

Investing Activities

Net cash used by investing activities was $149.6 million for the nine months ended September 30, 2009, compared with $373.2 million for the comparable period in 2008. Capital expenditures were $95.8 million and $147.7 million for the nine months ended September 30, 2009 and 2008, respectively. Investing activities also included additional capital contributions of $66.0 million related to our investment in Amapá during the first nine months of 2009. In addition, in January 2009, Asia Pacific Iron Ore sold a fleet of rail cars and subsequently leased them back for a period of 10 years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback has been accounted for as a capital lease. Significant investing activities in the first nine months of 2008 included $137.8 million for the acquisition of a 4.8 percent noncontrolling interest in our Asia Pacific Iron Ore segment and $104.4 million for the acquisition of the remaining 30 percent interest in United Taconite. In addition, we received proceeds of approximately $24 million from the sale of our wholly-owned subsidiary, Cliffs Synfuel Corp. in June 2008.

The current volatility and uncertainty in global markets, coupled with the slowdown in the world’s major economies, has had a significant impact on commodity prices. In addition, the credit environment is expected to limit the funding and expansion capabilities of many mining companies. Based on these economic conditions, we continue to evaluate and assess our capital expenditures, in order to ensure we are positioned to face the challenges, uncertainties, as well as opportunities, associated with the current environment.

We anticipate that total cash used for investments and capital expenditures in 2009 will be approximately $240 million, including approximately $80 million related to the funding of our investment in Amapá. This amount does not include the additional investment that will be made to acquire the remaining interest in Wabush. As we increase production in the fourth quarter of 2009 and look toward continued recovery in 2010, capital expenditures will include the addition of a new continuous miner and the construction of a new portal at Oak Grove to improve productivity and support growth and expansion of the mine. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. Remaining expenditures for the new system of approximately $54 million will be made throughout 2010 and 2011. In addition, based on signs of improving demand for iron ore pellets, we continue to perform studies to determine whether to resume a previously announced capital expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. The project would require approximately $290 million of incremental capital investment and would allow the Empire mine to produce at 3 million tons annually through 2017 and increase Tilden mine production by more than 2 million tons annually.

We are evaluating funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our borrowing arrangements.

Financing Activities

Net cash provided by financing activities in the first nine months of 2009 was $324.3 million compared with $53.2 million for the comparable period in 2008. Cash flows provided by financing activities for the nine months ended September 30, 2009 primarily included $348 million in net proceeds from the sale of our common shares. Financing activities for the comparable prior year period primarily included borrowings under our senior notes of $325 million, partially offset by dividend distributions and repayment of borrowings under our credit facility.

Throughout 2009 we have implemented proactive initiatives to enhance financial flexibility and strengthen liquidity, including a public offering of our common shares, a 55 percent reduction in our common share quarterly dividend to $0.04 from $0.0875, and compensation reductions across the organization. These initiatives were taken in response to the high degrees of uncertainty within our industry and the macroeconomic environment as well as to better position ourselves to take advantage of possible opportunities when the market improves.

Through the public offering of our common shares, which closed on May 19, 2009, we sold a total of 17.25 million shares out of treasury stock. Net proceeds at a price of $21.00 per share were approximately $348 million, which will be used for general corporate purposes, including, among other things, funding certain capital expenditures, repayment of indebtedness or other strategic transactions. In addition, the quarterly dividend and compensation reductions are expected to result in savings of approximately $22 million and $15 million, respectively, in 2009.

Capital Resources

We expect to fund our business obligations from available cash, current operations and borrowings under our credit facility. The following represents a summary of key liquidity measures at September 30, 2009 and December 31, 2008:

	(In Millions)
	September 30, 2009	December 31, 2008
Cash and cash equivalents	$359.9	$179.0

Credit facility	$800.0	$800.0
Senior notes	325.0	325.0
Asia Pacific Iron Ore facilities	-	27.6
Senior notes drawn	(325.0)	(325.0)
Term loans drawn	(200.0)	(200.0)
Letter of credit obligations and other commitments	(20.0)	(40.3)

Borrowing capacity available	$580.0	$587.3

Refer to NOTE 9 – DEBT AND CREDIT FACILITIES of our unaudited condensed consolidated financial statements for further information regarding our debt and credit facilities.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totals $359.9 million as of September 30, 2009 based on successful execution of an equity offering in the second quarter of 2009. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $580 million as of September 30, 2009. Effective October 29, 2009, we amended our credit facility agreement which resulted in improved borrowing flexibility, more liberally defined financial covenants and debt restrictions, and other benefits in exchange for a modest increase in pricing. The combination of cash and the credit facility give us over $900 million in liquidity entering the fourth quarter of 2009.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. At September 30, 2009 and December 31, 2008, Amapá had total project debt outstanding of approximately $553 million and $493 million, respectively, for which we have provided a several guarantee on our 30 percent share. On October 1, 2009, $20.9 million of short-term debt was repaid, reducing the total project debt outstanding to approximately $532 million. Amapá is currently in violation of certain operating and financial loan covenants contained in the debt agreements. However, Amapá and its lenders have agreed to suspend these covenants through November 8, 2009 related to the remaining debt outstanding. If Amapá is unable to either renegotiate the terms of the debt agreements or obtain further extension of the compliance waivers, violation of the operating and financial loan covenants may result in the lenders calling the debt, thereby requiring us to recognize and repay our share of the debt in accordance with the provisions of the guarantee arrangement.

Based on our current borrowing capacity and the actions we have taken in response to the global economic crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and borrowing under our current credit facilities.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. The risk associated with this market is significant increases in borrowing costs as a result of decreasing capacity. Capacity, as in all debt markets, is a global issue that impacts the private placement market. However, capacity in the bond market has rebounded for investment grade companies. Longer term debt arrangements at current corporate bond rates must be aligned with our longer term capital structure needs.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At September 30, 2009, we had $148.5 million of outstanding exchange rate contracts with varying maturity dates ranging from October 2009 to September 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $9.6 million, and a 10 percent decrease would reduce the fair value by approximately $8.0 million. We may layer in additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

Our share of pellets produced at the Wabush operation in Canada represents approximately 10 percent of our North American Iron Ore pellet production. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation.

Interest Rate Risk

Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which exposes us to the effects of interest rate changes. Based on $200 million in outstanding term loans at September 30, 2009, with a floating interest rate and no corresponding fixed rate swap, a 100 basis point change to the LIBOR rate would result in a change of $2.0 million to interest expense on an annual basis.

In October 2007, we entered into a $100 million fixed rate swap to convert a portion of this floating rate into a fixed rate. With the swap agreement, we pay a fixed three-month LIBOR rate for $100 million of our floating rate borrowings. The interest rate swap terminated in October 2009 and qualified as a cash flow hedge. Based on the current interest rate environment and the mix of fixed and variable interest rates that apply to our outstanding debt, we have no plans at this time to replace the interest rate swap.

Pricing Risks

The current global economic crisis has resulted in increasing downward pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal in 2009. The 2008 record price increase was driven by high demand for iron ore and coking coal, global steel production at historically high levels, combined with production and logistics constraints for both iron ore and coking coal, resulting in tight supply conditions. With the current global economic crisis, the market in some geographies, including North America, now is characterized by a reduction in steel demand with limited demand for iron ore and coking coal. Reduced demand for iron ore and coking coal has resulted in decreased demand for our products and decreasing prices, resulting in lower revenue levels in 2009 and decreasing margins as a result of decreased production, thereby adversely affecting our results of operations, financial condition and liquidity.

Customer Supply Agreements

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative, which is finalized based on a future price, and is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on a future price of the average hot rolled steel price at certain steelmaking facilities and other inflationary indices.

At September 30, 2009, we had a derivative asset of $40.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $76.6 million as of December 31, 2008, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a 10 percent change in the average hot band steel price realized from the September 30, 2009 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $10.5 million, thereby impacting our consolidated revenues by the same amount.

Benchmark Pricing Provision

Certain supply agreements primarily with our Asia Pacific Iron Ore customers provide for revenue or refunds based on the ultimate settlement of annual international benchmark pricing for lump and fines. The provisional pricing is characterized as a freestanding derivative, which is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until the benchmark is actually settled. The fair value of the instrument is primarily determined based on the forward price expectation of the 2009 annual international benchmark price. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising iron ore prices, our revenues benefit from higher prices received for contracts priced at the current benchmark price and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling iron ore prices, the opposite occurs.

We had a derivative liability of $28.8 million and $7.7 million at September 30, 2009 and December 31, 2008, respectively, based on provisionally priced iron ore sales recorded at the estimated 2009 benchmark price, subject to final pricing. We estimate that a 10 percent change in the benchmark price realized from the September 30, 2009 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $21.7 million, thereby impacting our consolidated revenues by the same amount.

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

Our investment policy relating to short-term investments is to preserve principal and liquidity while maximizing the short-term return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates. We commonly use AAA-rated money market funds for short-term investments. All money market funds in which we invest have maintained daily cash redemptions throughout the first nine months of 2009.

Volatile Energy and Fuel Costs

The volatile cost of energy and supplies is an important issue affecting our production costs, primarily in relation to our iron ore operations. Recent trends have shown that although electric power, natural gas, and oil costs are declining, the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American Iron Ore mining ventures consumed approximately 5.6 million MMBtu’s of natural gas at an average delivered price of $7.13 per MMBtu, and 10.7 million gallons of diesel fuel at an average delivered price of $2.11 per gallon in the first nine months of 2009. Consumption of diesel fuel by our Asia Pacific operations was approximately 3.6 million gallons for the same period. As of September 30, 2009 we have 0.3 million MMBtu’s of natural gas, representing approximately 13 percent of our remaining 2009 natural gas requirements, purchased forward at an average price of $8.83 per MMBtu. We also have 1.5 million gallons of diesel fuel, representing approximately 30 percent of our remaining 2009 requirements, purchased forward at $2.58 per gallon for our North American Iron Ore mining ventures. Such contracts are a means to limit our exposure to potential future market price increases.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. Our North American Iron Ore mining ventures enter into forward contracts for certain commodities, primarily natural gas and diesel fuel, as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. At September 30, 2009 the notional amount of the outstanding forward contracts was $6.0 million, with an unrecognized fair value net loss of $1.6 million based on September 30, 2009 forward rates. The contracts mature at various times through December 2009. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $0.4 million.

Supply Concentration Risks

Many of our mines are dependent on one source for electric power and for natural gas. For example, Minnesota Power, Inc. is the sole supplier of electric power to our Hibbing and United Taconite mines; WEPCO is the sole supplier of electric power to our Tilden and Empire mines; and our Northshore mine is largely dependent on our wholly-owned power facility for its electrical supply. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability. The current tariff rates applicable to Tilden and Empire became effective on January 1, 2009. On July 2, 2009, WEPCO filed a new rate case wherein WEPCO has proposed an increase to these current tariff rates. On July 13, 2009, we filed a petition to intervene in the new rate case. We are currently reviewing the rate case and analyzing the potential impact on our Tilden and Empire mines.

Uncertainties of Proposed Tax Reform Legislation

In 2009, significant proposed changes to U.S. international tax rules were announced as part of the Obama Administration’s 2010 budget proposals. The proposed changes that could have a significant impact include the deferral of certain U.S. income tax deductions; foreign tax credit reform; and, business entity classification reform. These changes, if enacted, may reduce the competitive position of U.S. multinational businesses across all industries due to a higher tax cost for foreign operations. The impact of the proposed changes on our global business operations, international tax structures and financial statements remains uncertain. However, as the possibility of enactment progresses, we will continue to monitor current developments and assess the potential implications of these tax law changes on our business.

Outlook

The following table provides a summary of 2009 guidance for our various businesses based on estimated settlements, with additional information on each also described below:

	Outlook Summary
	North American Iron Ore		North American Coal		Asia Pacific Iron Ore		Sonoma Coal*
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons/tonnes)	17.4	16.0	1.8	1.8	8.5	8.5	1.4	1.4

Revenue per ton/tonne	$75 - $80	$75 - $80	$95 - $100	$100	$60 - $65	$60 - $65	$100 - $105	$100 - $105

Cost per ton/tonne	$65 - $70	$70 - $80	$135 - $140	$150 - $160	$50 - $55	$45 - $55	$85 - $90	$75 - $85

*Cliffs Natural Resources’ share

North American Iron Ore Outlook

As customer demand for iron ore pellets continues to increase, we have raised our expectations for 2009 sales volume to 17.4 million tons. We also expect to collect cash for 2 million tons of “bill and hold” sales in 2009 that we presently believe are unlikely to meet revenue recognition requirements. We expect average revenue per ton in the North American Iron Ore business segment to be approximately $75 to $80 in 2009. Currently, the North American Iron Ore business segment is expected to produce 17 million tons in 2009. Cost per ton is expected to be $65 to $70.

In 2010, we expect to achieve sales volume of approximately 23 million tons, including 2.5 million tons of incremental sales from our recently announced Wabush Mines transaction. Average revenue per ton in 2010 will be dependent on many factors unknown at this time. These include customer sales mix, changes in World Pellet Prices, changes in producer price indices and changes in steel pricing (all adjustment factors that determine our pricing in North American Iron Ore). Most of our North American Iron Ore supply agreements include contractual base-price adjustments and lag-year adjustments that could also impact pricing.

North American Coal Outlook

We expect 2009 sales volume for our North American Coal business segment to be approximately 1.8 million short tons of coal at average revenues of approximately $95 to $100 per ton. Average North American Coal cost of sales per ton in 2009 is expected to be $135 to $140. The decrease from the previous expectation of $150 to $160 per ton is the result of increasing leverage over fixed costs as the result of higher volume expectations.

As the steelmaking markets in North America and Europe continue to show improving signs of recovery, we expect 2010 production and sales volume of approximately 3 million tons in our North American Coal business.

Asia Pacific Iron Ore Outlook

Asia Pacific Iron Ore 2009 sales volume is expected to be 8.5 million tonnes. Production is expected to be 8.1 million tonnes. Assuming China-based steel producers continue to accept current benchmark settlements reached between Australian producers and other Asia-based consumers, we expect Asia Pacific Iron Ore to achieve 2009 revenue per tonne of approximately $60 to $65, with costs per tonne of approximately $50 to $55.

In 2010, we expect to produce and sell approximately 8.5 million tonnes at our Asia Pacific Iron Ore business.

Sonoma Coal Outlook

We have a 45 percent economic interest in Sonoma Coal and expect total production of approximately 2.9 million tonnes for 2009. Sonoma is expected to have sales volume of 3.1 million tonnes. The sales mix between thermal and metallurgical grade coal is expected to be approximately 70 percent and 30 percent, respectively. Revenue per tonne is expected to be $100 to $105, with per-tonne costs at Sonoma of $85 to $90, up from a previous expectation of $75 to $85. The increase is due to changes in foreign currency exchange rates and slightly lower volumes.

In 2010, production and sales volume at Sonoma Coal is expected to be approximately 3 million tonnes.

Other Expectations

Our current 2009 selling, general and administrative expense estimate is $120 million. We anticipate a tax rate of approximately 24 percent that will be offset by discrete items of approximately $50 million to $60 million. We anticipate generating $250 million to $300 million in cash from operations, with a 2009 capital expenditures estimate of $140 million. Depreciation and amortization for the year is expected to be $230 million.

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

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	the impact of the current global economic crisis, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•	the outcome of any contractual disputes with our customers;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic iron ore and coal reserves;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	adverse changes in currency values;

•	the outcome of any contractual disputes with our significant energy, material or service providers;

•	the success of our cost-savings efforts;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	uncertainties associated with unanticipated geological conditions related to underground mining;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of our Form 10-Q for the quarter ended March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Amapá Environmental Litigation. On July 8, 2009, an order issued by the Sole State Court for the County of Serra do Navio, State of Amapá was published with respect to a ruling in an ex parte proceeding, ordering the temporary cessation of any activities at Amapá and the neighboring operations of Mineração Pedra Branca do Amapari that cause the displacement of soil into the riverbeds of certain creeks near the two operations, as well as the suspension of the use of water from or discharged into the Mário Cruz Creek by Amapá, pending the completion of an environmental audit to be conducted by experts selected by the Plaintiff (the Public Ministry Office of the State of Amapá) and completed within 180 days from notification of the order. In addition, the judge ordered Amapá to unclog and extend certain storm drains located on a road that provides access to Amapá. The order also provides for fines of approximately $26,000 per day for violations of the order. Amapá has retained independent environmental consultants to assess the situation with respect to the nearby creeks and determine whether Amapá is impacting the creeks. At a special hearing held on August 27, 2009 the Judge granted Amapá’s motion for suspension of the preliminary injunction for a period of 60 days, allowing immediate resumption of Amapá’s operations as long as appropriate measures were taken to minimize environmental impacts. Such 60-day term was later extended for an additional 30 days (thus extending the suspension through November 27, 2009) by a decision issued by the Judge on October 20, 2009. At the end of the 90-day term, the Court will inspect the affected area so as to evaluate the effectiveness of Amapá’s actions. The Judge did not suspend the penalty/fine imposed on Amapá or determine that funds in Amapá’s bank account be blocked in order to guarantee payment of the fine. On September 4, 2009 Amapá filed an interlocutory appeal to the Appellate Court concerning the State Court’s imposition of penalty fines. On October 14, 2009, the reporting judge of the Appellate Court issued an interim order suspending the State Court Judge’s decision to block funds until a decision was rendered on the merits of the interlocutory appeal by the Appellate Court. Amapá is currently negotiating a settlement agreement with the Public Attorney that contemplates an indemnification of the affected families for the environmental damages caused to Creek Willian.

ArcelorMittal Arbitrations. On August 19, 2009 ArcelorMittal USA Inc. filed an arbitration demand against The Cleveland-Cliffs Iron Company and Cliffs Mining Company with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 covering the Ispat works. Pursuant to the agreement in the event the price of pellets is above or below a contractually agreed upon amount one of the parties may request a price reopener. Notice of the request must be received in writing by July 1 of the current year and must show that the triggering event has occurred. ArcelorMittal did not attempt to provide written notice until July 31, 2009, and did not show that the triggering event had occurred. Cliffs declined to enter into price reopener discussions. Cliffs filed its answer on September 9, 2009.

On September 11, 2009 Cliffs, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company filed an arbitration demand against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. with respect to the pellet nomination(s) ArcelorMittal submitted to Cliffs in 2008 and 2009 for the calendar year 2009. Pursuant to the Umbrella Agreement entered into by the parties in 2007, ArcelorMittal is to provide an initial nomination to Cliffs on or before October 31 for its pellet requirements for the following year. The parties are to reduce to writing a mutual confirmation of the nomination by November 30 (30 days later), which is to include a shipping schedule. After the written confirmation, the nomination and the accompanying shipping schedule are final. In the calendar year 2008, ArcelorMittal attempted to revise its nomination. An AAA panel found that the revised nomination was a nullity and not provided for under the terms of the contract. In 2009, ArcelorMittal again provided several revised nominations and shipping schedules. Cliffs filed the arbitration to enforce the nomination finalized in November 2008 for the year 2009. ArcelorMittal filed an answer on October 1, 2009.

On September 11, 2009 the same Cliffs companies filed a second arbitration demand against the same ArcelorMittal companies with respect to the pellet nominations submitted in 2008 and 2009 for the calendar year 2009. The Umbrella Agreement permits ArcelorMittal to make a one-time election to defer tons from one calendar year into the next. If ArcelorMittal elects to defer tonnage from 2009 into 2010, it is prohibited from electing a reduction in its required minimum tonnage for 2010. ArcelorMittal elected to defer tons in its nomination for 2009. In early 2009, ArcelorMittal purported to revoke its deferral for the year 2009 tons, attempting to increase its nomination for the calendar year 2009 and thereby permitting ArcelorMittal to reduce its required minimum tonnage for 2010. Cliffs filed the AAA demand requesting that the panel enforce the nomination and 2009 deferral contained therein. ArcelorMittal filed an answer and counterdemand on October 1, 2009.

Northshore Air Permit Matters. On December 16, 2006, Northshore submitted an application to the MPCA for an administrative amendment to its air pollution operating permit. The proposed amendment requested the deletion of a term in the air permit that was derived from a court case brought against the Silver Bay taconite operations in 1972. The permit term incorporated elements of the court-ordered requirement to reduce fiber emissions to below a medically significant level by installing controls that would be deemed adequate if the fiber levels in Silver Bay were below those of a “control city such as St. Paul”. We requested deletion of this “control city” permit requirement on the grounds that the court-ordered requirements had been satisfied more than 20 years ago and should no longer be included in the permit. The MPCA denied our application on February 23, 2007. We appealed the denial to the Minnesota Court of Appeals. The court of appeals ruled in MPCA’s favor. Subsequent to the court of appeals’ ruling, Northshore filed a major permit amendment on August 28, 2008 requesting the removal of all fiber-related provisions from Northshore’s air permit and proposing that Northshore install additional particulate controls. MPCA issued a “Findings of Fact, Conclusions of Law and Order” on November 25, 2008 declaring that Northshore’s request to remove the “Control City Standard” from its permit constitutes a “project” for which an environmental assessment worksheet must be completed. MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.

Northshore filed an action to challenge the MPCA’s requirement for an environmental assessment worksheet in Minnesota State District Court, which is currently pending. Oral argument on our appeal was held on October 19, 2009. If our appeal is unsuccessful, Northshore could be subject to future enforcement actions with respect to its Title V operating permit if we are unable to meet the permit requirements as interpreted by MPCA.

Republic Arbitration. On October 1, 2006, we entered into an agreement for the sale of pellets with Republic Engineered Products, Inc. (“Republic”). Pursuant to that agreement Republic was required to purchase a percentage of its iron ore requirements from us. Republic is required to provide us with a firm nomination by a certain date each year. As of the end of 2008 Republic had failed to take delivery and pay for a portion of the gross tons remaining from its 2008 nomination. After several failed attempts at negotiating a workout agreement, we filed a Demand for Arbitration on February 2, 2009 for a total of $30.7 million plus interest, commencing December 31, 2008. A hearing on this matter was originally scheduled for late July 2009; however, was rescheduled and held on October 6 and 7, 2009. On September 21, 2009 Cliffs provided notice to Republic that it had mitigated its damages and would be offsetting its claim by those amounts. On September 28, 2009 Cliffs notified Republic of the value of the mitigation and that its claim had been reduced to approximately $9.0 million. Cliffs also amended its arbitration demand to reflect the mitigated damages. The arbitration panel is required to deliver a decision on or before November 2, 2009 pursuant to the dispute resolution clause in the parties’ contract.

Wabush Litigation. We had been named, along with two of our wholly owned subsidiaries, Cliffs Mining Company and Wabush Iron Co. Limited, as defendants, along with U. S. Steel Canada Inc. (formerly Stelco Inc.), HLE Mining Limited Partnership and HLE Mining GP Inc. (collectively, “U. S. Steel”), in an action brought before the Ontario Superior Court of Justice by Dofasco. The action pertained to a contemplated transaction whereby Dofasco and/or certain of its affiliates would purchase our ownership interests and those of U. S. Steel in Wabush. After six months of negotiations with no definitive agreements reached, both we and U. S. Steel determined to withdraw from negotiations and retain our respective ownership interests in Wabush. Notice of the withdrawal was delivered to Dofasco on March 3, 2008.

On March 20, 2008, Dofasco commenced an action against both Cliffs and U. S. Steel in the Ontario Superior Court of Justice. On August 6, 2009 we entered into a Minutes of Settlement pursuant to which we settled the litigation with Dofasco without any liability on our part. On August 12, 2009, the Ontario Superior Court of Justice entered an order dismissing the litigation with prejudice.

Wisconsin Electric Power Company Rate Cases. The current tariff rates applicable to Tilden and Empire became effective on January 1, 2009. On July 2, 2009, WEPCO filed a new rate case wherein WEPCO has proposed an increase to these current tariff rates. On July 13, 2009, we filed a petition to intervene in the new rate case. We are currently reviewing the rate case and analyzing the potential impact on our Tilden and Empire mines.

On September 30, 2009 WEPCO filed with the MPSC its power supply cost recovery (“PSCR”) plan case for calendar year 2010. As part of its application, WEPCO calculates its proposed 2010 PSCR costs and seeks recovery of prior years’ power supply costs. On October 6, 2009, Tilden and Empire filed a petition to intervene in WEPCO’s 2010 PSCR plan case on the grounds that the rates, terms and conditions of service affected by the proceeding will directly and substantially impact them.

ITEM 1A.	Risk Factors

Refer to Part 1—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of our Form 10-Q for the quarter ended March 31, 2009 for a detailed discussion of our risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2009	14,309 (2)(3)	26.3131	-	2,495,400
August 1 – August 31, 2009	4,083 (4)	26.4000	-	2,495,400
September 1 – September 30, 2009	2,668 (5)	30.0604	-	2,495,400

Total	21,060	27.2747	-	2,495,400

1.

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the third quarter of 2009 under this program.

2.

On July 8, 2009 and July 31, 2009, the Company acquired a total of 2,214 shares and 11,928 shares, respectively, in connection with the lapsing of restrictions pursuant to restricted stock grants for a total of seven participants. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participants pursuant to the Company’s 2007 Incentive Equity Plan (“2007 Plan”).

3.

On July 31, 2009 the Company acquired 167 Common Shares in connection with a scheduled share distribution from the VNQDC Plan. The distribution created a taxable event for the participant. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participant pursuant to the VNQDC Plan.

4.

On August 20, 2009 and August 28, 2009, the Company acquired a total of 1,379 shares and 2,704 shares, respectively, in connection with the lapsing of restrictions pursuant to restricted stock grants for two participants. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participants pursuant to the 2007 Plan.

5.

On September 18, 2009, the Company acquired 2,668 Common Shares in connection with the lapsing of restrictions pursuant to the vesting of a restricted stock grant. The Common Shares were repurchased by the Company to satisfy the tax withholding obligations of the participant pursuant to the 2007 Plan.

ITEM 6.	Exhibits

(a)    List of Exhibits-Refer to Exhibit Index on page 69.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: October 30, 2009	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Vice President, Corporate Controller and
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit
3(a)	Amendment No. 5 to Amended Articles of Incorporation as filed with the Secretary of State of Ohio on July 31, 2009	Filed Herewith

10(a)	* First Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated September 2, 2009 and effective as of January 1, 2009	Filed Herewith

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of October 30, 2009

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of October 30, 2009

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of October 30, 2009

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of October 30, 2009

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