Form 10-Q
period 2010-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2010-04-29
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES   ☐                                         NO   ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 135,431,974 as of April 26, 2010.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three Months Ended March 31, 2010 and 2009

3	Statements of Unaudited Condensed Consolidated Financial Position March 31, 2010 and December 31, 2009

4	Statements of Unaudited Condensed Consolidated Cash Flows Three Months Ended March 31, 2010 and 2009

5	Notes to Unaudited Condensed Consolidated Financial Statements

30	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

50	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

50	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

51	Item 1 – Legal Proceedings

53	Item 1A – Risk Factors

54	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

55	Item 6 – Exhibits

55	Signature

56	Exhibit Index

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

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal USA	ArcelorMittal USA Inc.
AusQuest	AusQuest Limited
BHP	BHP Billiton
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Clean Water Act	Federal Water Pollution Control Act
Cliffs Erie	Cliffs Erie LLC
Cockatoo	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
DEP	Department of Environment Protection
Directors’ Plan	Nonemployee Directors’ Compensation Plan, as amended and restated 12/31/2008
Dofasco	ArcelorMittal Dofasco Inc.
EAW	Environmental Assessment Worksheet
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc.
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
PPACA	Patient Protection and Affordable Care Act
Pinnacle	Pinnacle Mining Company, LLC
Reconciliation Act	Health Care and Education Reconciliation Act
renewaFUEL	renewaFUEL, LLC
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
Vale	Companhia Vale do Rio Doce
VNQDC Plan	Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2010	2009
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$671.5	$421.1
Freight and venture partners’ cost reimbursements	56.2	43.7

	727.7	464.8
COST OF GOODS SOLD AND OPERATING EXPENSES	(577.7)	(422.4)

SALES MARGIN	150.0	42.4
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(46.0)	(31.8)
Casualty recoveries	3.3	-
Royalties and management fee revenue	2.2	2.4
Gain on sale of assets	1.8	1.0
Miscellaneous - net	2.1	(2.6)

	(36.6)	(31.0)

OPERATING INCOME	113.4	11.4
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	60.6	-
Changes in fair value of foreign currency contracts, net	2.3	(3.3)
Interest income	2.4	3.4
Interest expense	(10.2)	(9.3)
Other non-operating income	0.7	0.5

	55.8	(8.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	169.2	2.7
INCOME TAX EXPENSE	(72.3)	(1.1)
EQUITY LOSS FROM VENTURES	(3.4)	(9.2)

NET INCOME (LOSS)	93.5	(7.6)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(0.2)

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$93.5	$(7.4)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$0.69	$(0.07)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$0.69	$(0.07)

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	135,174	113,240
Diluted	135,954	113,240

CASH DIVIDENDS PER SHARE	$0.0875	$0.0875

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$550.4	$502.7
Accounts receivable	131.4	103.5
Inventories	368.2	272.5
Supplies and other inventories	129.5	102.7
Derivative assets	131.7	51.5
Deferred and refundable taxes	81.2	61.4
Other current assets	78.1	66.9

TOTAL CURRENT ASSETS	1,470.5	1,161.2
PROPERTY, PLANT AND EQUIPMENT, NET	3,069.9	2,592.6

OTHER ASSETS
Investments in ventures	395.3	315.1
Goodwill	92.2	74.6
Intangible assets, net	178.7	114.8
Deferred income taxes	114.2	151.1
Other non-current assets	211.1	229.9

TOTAL OTHER ASSETS	991.5	885.5

TOTAL ASSETS	$5,531.9	$4,639.3

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$220.9	$178.9
Accrued expenses	185.5	155.8
Deferred revenue	165.2	105.1
Taxes payable	67.8	41.2
Other current liabilities	106.9	89.4

TOTAL CURRENT LIABILITIES	746.3	570.4
POSTEMPLOYMENT BENEFIT LIABILITIES	499.0	445.8
LONG-TERM DEBT	725.0	525.0
BELOW-MARKET SALES CONTRACTS	208.1	153.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	167.4	124.3
DEFERRED INCOME TAXES	152.0	70.8
OTHER LIABILITIES	207.9	212.7

TOTAL LIABILITIES	2,705.7	2,102.3
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 138,845,469 shares (2009 - 134,623,528 shares);
Outstanding - 135,431,974 shares (2009 - 130,971,470 shares)	17.4	16.8
Capital in excess of par value of shares	868.5	695.4
Retained Earnings	2,054.8	1,973.1
Cost of 3,413,495 common shares in treasury (2009 - 3,652,058 shares)	(18.7)	(19.9)
Accumulated other comprehensive loss	(91.7)	(122.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	2,830.3	2,542.8

NONCONTROLLING INTEREST	(4.1)	(5.8)

TOTAL EQUITY	2,826.2	2,537.0

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES AND EQUITY	$5,531.9	$4,639.3

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Three Months Ended March 31,
	2010	2009
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income (loss)	$93.5	$(7.6)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	66.6	55.5
Changes in deferred revenue	60.1	42.5
Deferred income taxes	34.0	(2.6)
Equity loss in ventures (net of tax)	3.4	9.2
Derivatives and currency hedges	(81.9)	(18.6)
Gain on acquisition of controlling interests	(60.6)	-
Other	(5.1)	0.5
Changes in operating assets and liabilities:
Receivables and other assets	49.1	2.2
Product inventories	(69.5)	(66.9)
Payables and accrued expenses	(22.9)	(59.0)

Net cash provided (used) by operating activities	66.7	(44.8)
INVESTING ACTIVITIES
Acquisition of controlling interests, net of cash acquired	(99.9)	-
Purchase of property, plant and equipment	(18.9)	(30.4)
Investments in ventures	(76.3)	(24.6)
Proceeds from sale of assets	0.2	23.8

Net cash used by investing activities	(194.9)	(31.2)
FINANCING ACTIVITIES
Borrowings under credit facility	-	150.0
Repayments under credit facility	-	(150.0)
Net proceeds from issuance of senior notes	395.1	-
Repayment of term loan	(200.0)	-
Common stock dividends	(11.8)	(9.9)
Other financing activities	(9.1)	3.4

Net cash provided (used) by financing activities	174.2	(6.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.7	0.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47.7	(81.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	502.7	179.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$550.4	$97.3

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The interim results are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Canada	100.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
Freewest	Canada	100.0%	Chromite

Intercompany transactions and balances are eliminated upon consolidation.

On January 27, 2010, we acquired all of the outstanding shares of Freewest, a Canadian-based mineral exploration company, for C$1.00 per share, thereby increasing our ownership interest in Freewest to 100 percent. The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2010 reflect the acquisition of the remaining interest in Freewest since that date. At December 31, 2009 our ownership in Freewest represented approximately 12.4 percent of its outstanding shares, we did not exercise significant influence, and the investment was classified as an available-for-sale security. Refer to NOTE 6 – ACQUISITIONS & OTHER INVESTMENTS for further information.

We acquired the remaining 73.2 percent interest in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2010 reflect the acquisition of the remaining interest in Wabush since that date. At December 31, 2009, our 26.8 percent ownership interest in Wabush was accounted for as an equity method investment. Refer to NOTE 6 – ACQUISITIONS & OTHER INVESTMENTS for further information.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 and December 31, 2009. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	March 31, 2010	December 31, 2009

Amapá	Investments in ventures	30	$344.8	$272.4
AusQuest	Investments in ventures	30	23.2	22.7
Cockatoo	Investments in ventures	50	13.6	9.1
Wabush (1)	Other liabilities	100	-	(11.4)
Hibbing	Other liabilities	23	(8.0)	(11.6)
Other	Investments in ventures		13.7	10.9

			$387.3	$292.1

(1)

On February 1, 2010, we acquired U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership interest in Wabush from 26.8 percent as of December 31, 2009 to 100 percent as of March 31, 2010. Refer to NOTE 6 – ACQUISITIONS & OTHER INVESTMENTS for further information.

Our share of the results from Amapá and AusQuest are reflected as Equity loss from ventures on the Statements of Unaudited Condensed Consolidated Operations. Our share of equity income (loss) from Cockatoo and Hibbing is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces the cost of our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in these unconsolidated ventures.

Through various interrelated arrangements, we achieve a 45 percent economic interest in Sonoma, despite the ownership percentages of the individual components of Sonoma. We own 100 percent of CAWO, 8.33 percent of the exploration permits and applications for mining leases for the real estate that is involved in Sonoma (“Mining Assets”) and 45 percent of the infrastructure, including the construction of a rail loop and related equipment (“Non-Mining Assets”). CAWO is consolidated as a wholly-owned subsidiary, and as a result of being the primary beneficiary, we absorb greater than 50 percent of the residual returns and expected losses of CAWO. We record our ownership share of the Mining Assets and Non-Mining Assets and share in the respective costs. Although SMM does not have sufficient equity at risk and accordingly qualifies as a variable interest entity, we are not the primary beneficiary of SMM. Accordingly, we account for our investment in SMM in accordance with the equity method.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements

Effective January 1, 2010 we adopted the consolidation guidance for variable interest entities, amended in June of 2009. The amendment was issued in response to perceived shortcomings in the consolidation model that were highlighted by recent market events, including concerns about the ability to structure transactions under the current guidance to avoid consolidation, balanced with the need for more relevant, timely, and reliable information about an enterprise’s involvement in a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable interest entity. The new guidance was effective January 1, 2010 for calendar year-end companies. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of guidance required for the period beginning January 1, 2010; however, adoption of this amendment did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. We adopted this amendment for the interim period ended March 31, 2010.

NOTE 2 – SEGMENT REPORTING

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

The following table presents a summary of our reportable segments for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010		2009
Revenues from product sales and services:
North American Iron Ore	$457.3	63%	$188.3	41%
North American Coal	81.1	11%	56.5	12%
Asia Pacific Iron Ore	159.5	22%	166.7	36%
Other	29.8	4%	53.3	11%

Total revenues from product sales and services for reportable segments	$727.7	100%	$464.8	100%

Sales margin:
North American Iron Ore	$109.5		$(15.0)
North American Coal	(10.6)		(28.8)
Asia Pacific Iron Ore	43.7		57.5
Other	7.4		28.7

Sales margin	150.0		42.4
Other operating expense	(36.6)		(31.0)
Other income (expense)	55.8		(8.7)

Income from continuing operations before income taxes and equity loss from ventures	$169.2		$2.7

Depreciation, depletion and amortization:
North American Iron Ore	$23.0		$16.9
North American Coal	11.7		9.7
Asia Pacific Iron Ore	25.9		26.6
Other	6.0		2.3

Total depreciation, depletion and amortization	$66.6		$55.5

Capital additions (1):
North American Iron Ore	$9.4		$7.6
North American Coal	4.1		8.5
Asia Pacific Iron Ore	7.7		57.4
Other	2.6		1.5

Total capital additions	$23.8		$75.0

(1) Includes capital lease additions.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2010	December 31, 2009
Segment Assets:
North American Iron Ore	$1,977.9	$1,478.9
North American Coal	762.0	765.0
Asia Pacific Iron Ore	1,451.3	1,388.2
Other	593.9	300.0

Total segment assets	4,785.1	3,932.1
Corporate	746.8	707.2

Total assets	$5,531.9	$4,639.3

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 and December 31, 2009:

	(In Millions)
	Derivative Assets
	March 31, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815:

Foreign Exchange Contracts	Derivative assets (current)	$5.8	Derivative assets (current)	$4.2

Customer Supply Agreements	Derivative assets (current)	40.9	Derivative assets (current)	47.3

			Deposits and miscellaneous	15.9
Provisional Pricing Arrangements	Derivative assets (current)	85.0		-

Total derivatives not designated as hedging instruments under ASC 815		$131.7		$67.4

Total derivatives		$131.7		$67.4

There were no derivative instruments classified as a liability as of March 31, 2010 or December 31, 2009.

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

We entered into additional foreign exchange contracts during the first quarter of 2010, and as of March 31, 2010, we had outstanding exchange rate contracts with a notional amount of $151 million in the form of call options, collar options, and forward exchange contracts with varying maturity dates ranging from April 2010 to December 2010. This compares with outstanding exchange rate contracts with a notional amount of $108.5 million as of December 31, 2009.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the

Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2010, the mark-to-market adjustments resulted in a net unrealized gain of $2.3 million based on the Australian to U.S. dollar spot rate of 0.92 at March 31, 2010. This compares with a net unrealized loss of $3.3 million for the three months ended March 31, 2009, based on the Australian to U.S. dollar spot rate of 0.69 at March 31, 2009. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon settlement of the related contracts. For the three months ended March 31, 2010 and 2009, we reclassified gains of $1.6 million and $6.4 million, respectively, from Accumulated other comprehensive loss related to contracts that settled during the year, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations. As of March 31, 2010, approximately $2.3 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. Of this amount, we estimate $2.0 million will be reclassified to Product revenues in the next 12 months upon settlement of the related contracts.

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

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $19.9 million as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010, related to the supplemental payments, compared with a reduction to Product revenues of $26.9 million for the three months ended March 31, 2009. Derivative assets, representing the fair value of the pricing factors, were $40.9 million and $63.2 million, respectively, on the March 31, 2010 and December 31, 2009 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements and in some cases have begun discussing the terms of such agreements with certain of our customers. As a result, we have recorded certain shipments made in the first quarter of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. We recognized $85.0 million as an increase in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010 under these pricing provisions. This compares with a reduction in Product revenues of $4.1 million for the three months ended March 31, 2009 related to pricing provisions based on the estimated forward settlement of the 2009 annual international benchmark price until it actually settled. As of March 31, 2010, we have recorded approximately $85.0 million as current Derivative assets on the Statements of Unaudited Condensed Consolidated Financial Position related to the current year provisional pricing arrangements. Of this amount, $60.9 million relates primarily to North American Iron Ore and $24.1 million relates to Asia Pacific Iron Ore. In 2009, the derivative instrument was settled in the fourth quarter upon settlement of the pricing provisions with each of our customers, and is therefore not reflected on the Statements of Condensed Consolidated Financial Position at December 31, 2009.

We are currently in discussions with customers regarding how our current supply agreements will take into account the new pricing mechanisms. In addition, these discussions may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010 and 2009:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2010	2009
Foreign Exchange Contracts	Product Revenues	$2.8	$(3.8)
Foreign Exchange Contracts	Other Income (Expense)	2.3	(3.3)
Customer Supply Agreements	Product Revenues	19.9	(26.9)
Provisional Pricing Arrangements	Product Revenues	85.0	(4.1)
United Taconite Purchase Provision	Product Revenues	-	40.8

Total		$110.0	$2.7

Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 and December 31, 2009:

	(In Millions)
	March 31, 2010			December 31, 2009
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$237.2	$47.1	$284.3	$172.7	$18.4	$191.1
North American Coal	10.1	8.4	18.5	14.9	1.4	16.3
Asia Pacific Iron Ore	29.2	26.8	56.0	28.6	31.7	60.3
Other	5.5	3.9	9.4	1.6	3.2	4.8

Total	$282.0	$86.2	$368.2	$217.8	$54.7	$272.5

NOTE 5 – MARKETABLE SECURITIES

At March 31, 2010 and December 31, 2009 we had $82.1 million and $99.3 million, respectively, of marketable securities as follows:

	(In Millions)
	March 31, 2010	December 31, 2009
Held to maturity - current	$11.5	$11.2
Held to maturity - non-current	7.4	7.1

	18.9	18.3

Available for sale - non-current	63.2	81.0

Total	$82.1	$99.3

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$2.8	$-	$(1.3)	$1.5
Floating rate notes	16.1	-	(0.1)	16.0

Total	$18.9	$-	$(1.4)	$17.5

	December 31, 2009 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset backed securities	$2.7	$-	$(1.2)	$1.5
Floating rate notes	15.6	-	(0.2)	15.4

Total	$18.3	$-	$(1.4)	$16.9

Investment securities held-to-maturity at March 31, 2010 and December 31, 2009 have contractual maturities as follows:

	(In Millions)
	March 31, 2010	December 31, 2009
Asset backed securities:
Within 1 year	$-	$-
1 to 5 years	2.8	2.7

	$2.8	$2.7

Floating rate notes:
Within 1 year	$11.5	$11.2
1 to 5 years	4.6	4.4

	$16.1	$15.6

The following table shows our gross unrealized losses and fair value of securities classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	12 months or longer (In Millions)
	March 31, 2010		December 31, 2009
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset backed securities	$(1.3)	$1.5	$(1.2)	$1.5
Floating rate notes	(0.1)	9.1	(0.2)	13.2

	$(1.4)	$10.6	$(1.4)	$14.7

There were no held-to-maturity securities that were in a continuous unrealized loss position for less than 12 months as of March 31, 2010 or December 31, 2009. We believe that the unrealized losses on the held-to-maturity portfolio at March 31, 2010 are temporary and are related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. We expect to recover the entire amortized cost basis of the held-to-maturity debt securities, and we intend to hold these investments until maturity.

Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The cost, gross unrealized gains and losses and fair value of securities classified as available-for-sale at March 31, 2010 and December 31, 2009 are summarized as follows:

	(In Millions)
	March 31, 2010
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$33.4	$29.8	$-	$63.2

	(In Millions)
	December 31, 2009
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$35.6	$46.1	$(0.7)	$81.0

NOTE 6 – ACQUISITIONS AND OTHER INVESTMENTS

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Wabush

On October 9, 2009, Consolidated Thompson Iron Mines Ltd. (“Consolidated Thompson”) announced that it had reached an agreement with Wabush’s other joint venture partners to acquire their ownership interests in the mining venture for approximately $88 million, subject to certain working capital adjustments. Under the terms of the Wabush partnership agreement, we had a right of first refusal to acquire each of U.S. Steel Canada’s and ArcelorMittal Dofasco’s interest. By exercising our right of first refusal, we were entitled to receive the same terms and conditions contained in the agreement with Consolidated Thompson, thereby increasing our ownership interest in Wabush to 100 percent.

On October 12, 2009, we exercised our right of first refusal to initiate our acquisition of U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest will increase our North American Iron Ore equity production capacity by approximately 4.0 million tons and add more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest offers us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

On January 26, 2010, we obtained the final regulatory approvals required to obtain full ownership of Wabush. Ownership transfer to Cliffs of U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest was completed on February 1, 2010. Our full ownership of Wabush has been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration transferred totaled $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million.

Prior to the acquisition date, we accounted for our 26.8 percent interest in Wabush as an equity-method investment. The acquisition-date fair value of the previous equity interest was $39.7 million. We recognized a gain of $47.0 million as a result of remeasuring our prior equity interest in Wabush held before the business combination. The gain is included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010.

The following table summarizes the consideration paid for Wabush and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of completing certain valuations of the assets acquired and liabilities assumed related to the acquisition, most notably, tangible assets, deferred taxes and goodwill, and the final allocation will be made when completed. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

(In Millions)
Consideration
Cash	$88.0
Working capital adjustments	15.0

Fair value of total consideration transferred	103.0

Fair value of Cliffs’ equity interest in Wabush held prior to acquisition of remaining interest	39.7

$142.7

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
In-process inventories	$21.8
Supplies and other inventories	43.6
Other current assets	13.2
Land and mineral rights	85.1
Plant and equipment	146.3
Intangible assets	66.4
Other assets	16.3

Total identifiable assets acquired	392.7
LIABILITIES:
Current liabilities	(48.1)
Pension and OPEB obligations	(80.6)
Mine closure obligations	(39.6)
Below-market sales contracts	(67.7)
Deferred taxes	(20.5)
Other liabilities	(8.9)

Total identifiable liabilities assumed	(265.4)

Total identifiable net assets acquired	127.3
Preliminary goodwill	15.4

Total net assets acquired	$142.7

Of the $66.4 million of acquired intangible assets, $54.7 million was assigned to the value of a utility contract that provides favorable rates compared with prevailing market rates and will be amortized on a straight-line basis over the five-year life of the contract. The remaining $11.7 million was assigned to the value of an easement agreement that is anticipated to provide a fee to Wabush for rail traffic moving over Wabush lands and will be amortized over a 30-year period.

The $15.4 million of preliminary goodwill resulting from the acquisition was assigned to our North American Iron Ore business segment. The preliminary goodwill recognized is primarily attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the preliminary goodwill is expected to be deductible for income tax purposes.

Refer to NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Change in Functional Currency

The functional currency for Wabush was determined to be the Canadian dollar prior to our acquisition of the remaining interest. At the time, we held a 26.8 percent noncontrolling interest in the mining venture. The analysis performed to determine the original functional currency indicated a mixed outcome assessment of the pertinent determining economic factors as set forth under ASC 830 – Foreign Currency Matters (“ASC 830”), including, for example, sales being priced in U.S. dollars and operating costs being largely incurred in Canadian dollars. Our acquisition to obtain full ownership of Wabush and the resulting change in control triggered a reassessment of the facts and circumstances related to the determination of Wabush’s functional currency during the first quarter of 2010.

ASC 830 includes six indicators to consider in identifying the functional currency of a foreign entity: cash flow, sales prices, sales market, expenses, financing, and intercompany transactions and arrangements. The indicators that have been affected by recent changes in the economic facts and circumstances influencing our operations at Wabush primarily include intercompany transactions and financing. In particular, after the acquisition, Wabush became a wholly-owned subsidiary of the Company, and as a result, all intercompany transactions will occur with a U.S. dollar denominated company. In addition, the current debt arrangements indicate a shift in the overall financing structure toward U.S. dollar denominated debt. Prior to the acquisition, Wabush was funded equally by the partners with the majority partners funding operations in Canadian dollars. After the acquisition, financing will be provided solely by Cliffs as the parent company or through other U.S. dollar-denominated financing arrangements.

Consideration of these factors in the aggregate justified a change in the functional currency of Wabush to the U.S. dollar. As a result, effective February 1, 2010, we changed the functional currency of Wabush from the local currency to the U.S. dollar reporting currency.

Changes in functional currency from a foreign currency to the reporting currency are accounted for on a prospective basis. Therefore, upon the change in the functional currency to the U.S. dollar, Wabush no longer generates foreign currency translation adjustments, and the translated amounts for nonmonetary assets at February 1, 2010 have become the accounting basis for those assets in the period of the change and subsequent periods.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite,

gold and base-metal properties in Eastern Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest, for C$1.00 per share, including its interest in the Ring of Fire properties, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base which would form the foundation of North America’s only ferrochrome production operation. The planned mine is expected to produce 1 to 2 million tonnes of high-grade chromite ore annually, which will be further processed into 400 to 800 thousand tonnes of ferrochrome. Total purchase consideration for the acquisition was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition-date fair value of the consideration transferred was determined based on the closing market price of our common shares on the acquisition date.

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2010 reflect the acquisition of the remaining 87.6 percent interest in Freewest effective January 27, 2010 under the acquisition method. Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition-date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010.

The following table summarizes the consideration paid for Freewest and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, mineral lands and deferred taxes, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future.

(In Millions)
Consideration
Equity instruments (4.2 million Cliffs common shares)	$173.1
Cash	12.8

Fair value of total consideration transferred	185.9

Fair value of Cliffs’ ownership interest in Freewest held prior to acquisition of remaining interest	27.4

$213.3

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$7.7
Other current assets	1.4
Mineral rights	252.8
Marketable securities	12.1

Total identifiable assets acquired	274.0
LIABILITIES:
Accounts payable	(3.3)
Long-term deferred tax liabilities	(57.4)

Total identifiable liabilities assumed	(60.7)

Total identifiable net assets acquired	$213.3

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit for the three months ended March 31, 2010 and the year ended December 31, 2009:

	(In Millions)
	March 31, 2010			December 31, 2009 (1)
	North American Iron Ore	Asia Pacific Iron Ore	Total	North American Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$72.6	$74.6	$2.0	$-	$2.0
Arising in business combinations	15.4	-	15.4	-	68.3	68.3
Impact of foreign currency translation	-	2.2	2.2	-	4.3	4.3

Ending Balance	$17.4	$74.8	$92.2	$2.0	$72.6	$74.6

(1) Represents a 12-month rollforward of our goodwill by reportable unit at December 31, 2009.

The increase in the balance of goodwill as of March 31, 2010 is primarily due to the preliminary assignment of $15.4 million to goodwill based on the preliminary purchase price allocation for the acquisition of the remaining interest in Wabush. The balance of $92.2 million and $74.6 million at March 31, 2010 and December 31, 2009, respectively, is presented as Goodwill on the Statements of Unaudited Condensed Consolidated Financial Position. Refer to NOTE 6 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of March 31, 2010 and December 31, 2009:

		(In Millions)
		March 31, 2010			December 31, 2009
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets	$121.8	$(10.0)	$111.8	$120.3	$(8.2)	$112.1
Utility contracts	Intangible assets	54.7	(1.9)	52.8	-	-	-
Easements	Intangible assets	11.7	(0.1)	11.6	-	-	-
Leases	Intangible assets	3.1	(2.8)	0.3	3.1	(2.8)	0.3
Unpatented technology	Intangible assets	4.0	(1.8)	2.2	4.0	(1.6)	2.4

Total intangible assets		$195.3	$(16.6)	$178.7	$127.4	$(12.6)	$114.8

Below-market sales contracts	Current liabilities	$(43.2)	$-	$(43.2)	$(30.3)	$-	$(30.3)
Below-market sales contracts	Long-term liabilities	(253.5)	45.4	(208.1)	(198.7)	45.4	(153.3)

Total below-market sales contracts		$(296.7)	$45.4	$(251.3)	$(229.0)	$45.4	$(183.6)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $4.0 million and $1.8 million, respectively, for the three months ended March 31, 2010 and 2009, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. The estimated amortization expense relating to intangible assets for the remainder of 2010 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2010 (remaining nine months)	$13.2
2011	18.1
2012	18.1
2013	17.2
2014	17.2
2015	6.1

Total	$89.9

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which range from 3.5 to 8.5 years. The following amounts will be recognized in earnings for the remainder of 2010 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2010 (remaining nine months)	$43.2
2011	48.6
2012	45.3
2013	45.3
2014	23.0
2015	23.0

Total	$228.4

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets of the Company measured at fair value at March 31, 2010 and December 31, 2009:

	(In Millions)
	March 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$311.3	$-	$-	$311.3
Derivative assets	-	-	125.9	125.9
Marketable securities	63.2	-	-	63.2
Foreign exchange contracts	-	5.8	-	5.8

Total	$374.5	$5.8	$125.9	$506.2

	(In Millions)
	December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$376.0	$-	$-	$376.0
Derivative assets	-	-	63.2	63.2
Marketable securities	81.0	-	-	81.0
Foreign exchange contracts	-	4.2	-	4.2

Total	$457.0	$4.2	$63.2	$524.4

We had no financial instruments measured at fair value that were in a liability position at March 31, 2010 or December 31, 2009.

Financial assets classified in Level 1 at March 31, 2010 and December 31, 2009 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets classified in Level 2 is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2010 and December 31, 2009, such derivative financial instruments include substantially all of our foreign exchange hedge contracts. The fair value of the foreign exchange hedge contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The derivative financial assets classified within Level 3 at March 31, 2010 and December 31, 2009 include a derivative instrument embedded in certain supply agreements with one of our North American Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

The Level 3 derivative assets at March 31, 2010 also consist of freestanding derivatives related to certain supply agreements primarily with our North American Iron Ore and Asia Pacific Iron Ore customers. As a result of a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system, we are in the process of discussing the terms of certain of our customer supply agreements and have recorded certain shipments made in the first quarter of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first quarter of 2010 and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2010 or December 31, 2009.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2009. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009.

	(In Millions)
	Derivative Assets
	March 31,
	2010	2009
Beginning balance - January 1	$63.2	$76.6
Total gains (losses)
Included in earnings	104.9	(26.9)
Included in other comprehensive income	-	-
Settlements	(42.2)	(19.6)
Transfers in to Level 3	-	-

Ending balance - March 31	$125.9	$30.1

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$104.9	$(26.9)

Gains and losses included in earnings are reported in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010 and 2009.

The carrying amount and fair value of our long-term receivables and long-term debt at March 31, 2010 and December 31, 2009 were as follows:

	(In Millions)
	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$18.5	$21.4	$17.5
ArcelorMittal USA - Ispat receivable	37.0	44.3	38.3	45.7

Total long-term receivables (1)	$59.3	$62.8	$59.7	$63.2

Long-term debt:
Senior notes - $400 million	$400.0	$393.4	$-	$-
Senior notes - $325 million	325.0	352.0	325.0	332.9
Term loan	-	-	200.0	200.0
Customer borrowings	0.6	0.6	4.6	4.6

Total long-term debt	$725.6	$746.0	$529.6	$537.5

(1) Includes current portion.

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly, and payments began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of March 31, 2010, we have a receivable of $22.3 million recorded in Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $21.4 million recorded as of December 31, 2009. The fair value of the receivable of $18.5 million and $17.5 million at March 31, 2010 and December 31, 2009, respectively, is based on a discount rate of 5.7 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $37.0 million and $38.3 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the receivable of $44.3 million and $45.7 million at March 31, 2010 and December 31, 2009, respectively, is based on a discount rate of 4.5 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest debt and approximate fair value. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

NOTE 9 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of March 31, 2010 and December 31, 2009:

($ in Millions)
March 31, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Borrowing Capacity	Total Principal Outstanding
$400 Million Senior Notes	Fixed	5.90%	2020	$400.0	$400.0
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility: (1)
Revolving loan	Variable	- %	2012	600.0	-	(2)

Total				$1,325.0	$725.0

December 31, 2009
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Borrowing Capacity	Total Principal Outstanding
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	$270.0	$270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$800 Million Credit Facility:
Term loan	Variable	1.43%	2012	200.0	200.0
Revolving loan	Variable	- %	2012	600.0	-	(2)

Total				$1,125.0	$525.0

(1) The $200 million term loan was repaid in full on March 31, 2010.

(2) As of March 31, 2010 and December 31, 2009, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $62.6 million and $31.4 million, respectively, reducing available borrowing capacity to $537.4 million and $568.6 million, respectively.

The terms of the private placement senior notes and the credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2010 and December 31, 2009, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facility.

$400 Million Senior Notes Offering

On March 17, 2010, we completed a $400 million public offering of senior notes due March 15, 2020. Interest at a fixed rate of 5.90 percent is payable on March 15 and September 15 of each year, beginning on September 15, 2010, until maturity on March 15, 2020. The notes are unsecured obligations and rank equally with all of our other existing and future senior unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. The notes were registered under the Securities Act of 1933, as amended.

A portion of the proceeds were used for repayment of our $200 million term loan under our credit facility, which we repaid on March 31, 2010. Other uses of the proceeds may include repayment of all or a portion of other debt obligations, including those related to our investment in Amapá, and the funding of other strategic transactions.

The $400 million senior notes may be redeemed any time at our option after 30 days but within no more than 60 days of notice to the note holders. The notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis, plus accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

The terms of the public offering senior notes contain certain customary covenants; there are no financial covenants.

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a new A$40 million ($36.8 million) bank contingent instrument facility and cash advance facility to replace the existing A$40 million multi-option facility, the expiration of which was extended to March 31, 2010. The new facility provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. The new facility expires on May 31, 2010, but is subject to renewal for an additional term or terms at the discretion of the bank. As of March 31, 2010, the outstanding bank guarantees under this facility totaled A$20.4 million ($18.8 million), thereby reducing borrowing capacity to A$19.6 million ($18.0 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The new facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of March 31, 2010, we were in compliance with these financial covenants.

Latin America

At March 31, 2010 and December 31, 2009, Amapá had total project debt outstanding of approximately $345 million and $530 million, respectively, for which we have provided a several guarantee on our 30 percent share. Our estimate of the aggregate fair value of the outstanding guarantee is $6.7 million as of March 31, 2010 and December 31, 2009, which is reflected in Other Liabilities on the Statements of Unaudited Condensed Consolidated Financial Position. The fair value was estimated using a discounted cash flow model based upon the spread between guaranteed and non-guaranteed debt over the period the debt is expected to be outstanding. On February 17, 2010, $180.5 million of short-term debt was repaid.

Amapá is currently in violation of certain operating and financial loan covenants contained in the debt agreements. However, Amapá and its lenders have agreed to waive these covenants through May 27, 2010 related to the remaining debt outstanding. If Amapá is unable to either renegotiate the terms of the debt agreements or obtain further extension of the compliance waivers, violation of the operating and financial loan covenants may result in the lenders calling the debt, thereby requiring us to recognize and repay our share of the debt in accordance with the provisions of the guarantee arrangement.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at March 31, 2010, total $270 million in 2013, $55 million in 2015 and $400 million thereafter.

Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $5.9 million for the three months ended March 31, 2010, compared with $7.0 million for the same period in 2009.

Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2010 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2010 (April 1 - December 31)	$24.7		$17.5
2011	29.5		19.1
2012	28.5		15.6
2013	22.7		15.4
2014	22.2		11.0
2015 and thereafter	69.5		17.2

Total minimum lease payments	197.1		$95.8

Amounts representing interest	50.7

Present value of net minimum lease payments	$146.4	(1)

(1)  The total is comprised of $20.8 million and $125.6 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2010.

NOTE 11 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $175.4 million and $132.3 million at March 31, 2010 and December 31, 2009, respectively. The following is a summary of the obligations as of March 31, 2010 and December 31, 2009:

	(In Millions)
	March 31, 2010	December 31, 2009
Environmental	$14.4	$14.5
Mine closure
LTVSMC	14.2	13.9
Operating mines:
North American Iron Ore	98.6	56.9
North American Coal	30.9	30.3
Asia Pacific Iron Ore	11.9	11.4
Other	5.4	5.3

Total mine closure	161.0	117.8

Total environmental and mine closure obligations	175.4	132.3
Less current portion	8.0	8.0

Long-term environmental and mine closure obligations	$167.4	$124.3

Environmental

Our environmental liability of $14.4 million and $14.5 million at March 31, 2010 and December 31, 2009, respectively, primarily relates to the Rio Tinto Mine Site, a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the Nevada DEP and the RTWG, composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. In 2009, the RTWG entered into an allocation agreement to resolve differences over the allocation of any negotiated remedy, under which we are obligated to fund 32.5 percent of the contemplated insured fixed-price cleanup (“IFC”). In the event an IFC is not implemented, the RTWG has agreed on allocation percentages, with Cliffs being committed to fund 32.5 percent of any remedy. We have an environmental liability of $9.5 million recorded on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 and December 31, 2009 related to this issue. We believe our current reserve is adequate to fund our anticipated portion of the IFC. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2010.

Mine Closure

Our mine closure obligations are for our five consolidated North American operating iron ore mines, our two operating North American coal mining complexes, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2010 and the year ended December 31, 2009:

	(In Millions)
	March 31, 2010	December 31, 2009 (1)
Asset retirement obligation at beginning of period	$103.9	$86.8
Accretion expense	2.9	6.8
Exchange rate changes	0.4	3.6
Revision in estimated cash flows	-	6.7
Acquired through business combinations	39.6	-

Asset retirement obligation at end of period	$146.8	$103.9

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2009.

NOTE 12 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$4.4	$3.5	$1.6	$1.2
Interest cost	12.5	10.9	5.2	4.4
Expected return on plan assets	(12.6)	(10.0)	(3.2)	(2.3)
Amortization:
Prior service costs	1.1	1.0	0.4	0.4
Net actuarial losses	5.9	6.7	1.7	2.5

Net periodic benefit cost	$11.3	$12.1	$5.7	$6.2

We made quarterly pension contributions of $8.5 million for the three months ended March 31, 2010. Quarterly OPEB contributions were $17.4 million and $14.9 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 13 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 8, 2010, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved 2007 ICE Plan (“Plan”) for the performance period 2010-2012. A total of 367,430 shares were granted under the award, consisting of 272,700 performance shares and 94,730 restricted share units.

For the outstanding plan year agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share grants vest over a period of three years and are intended to be paid out in common shares. Performance is measured on the basis of two factors: 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow. The final payout varies from zero to 150 percent of the performance shares awarded. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee at its discretion.

An additional grant consisting of 18,720 performance shares was also awarded under the Plan to the Company’s Chief Executive Officer on March 8, 2010. The number of shares paid out under this particular award will be determined by the Committee based upon the achievement of certain performance factors evaluated solely at the Committee’s discretion and may be reduced from the 18,720 shares. As a result of this uncertainty, a grant date has not yet been determined for this award for purposes of measuring and recognizing compensation cost. As of March 31, 2010 the target payout related to this grant was 12,480 shares.

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

The following assumptions were utilized to estimate the fair value for the 2010 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 8, 2010	$ 60.17	2.82	94.6%	1.28%	0.59%	$36.28	60.30%

The fair value of the restricted share units is determined based on the closing price of the Company’s shares on the grant date. The restricted share units granted under the Plan vest over a period of three years.

Nonemployee Directors

There were no shares awarded to nonemployee directors under our Directors’ Plan during the three months ended March 31, 2010.

NOTE 14 – INCOME TAXES

Our tax provision for the three months ended March 31, 2010 was $72.3 million. The tax provision includes $25.8 million of expense for current quarter discrete items primarily related to expense associated with the PPACA and the Reconciliation Act, which were both signed into law in March 2010. The effective tax rate for the first three months of 2010 is approximately 42.7 percent. Our 2010 expected effective tax rate for the full year is approximately 27.7 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of March 31, 2010, our valuation allowance against certain deferred tax assets increased by $8.7 million from December 31, 2009 primarily related to ordinary losses of certain foreign operations for which future utilization is currently uncertain as well as a tax basis greater than book basis on certain foreign assets.

As of March 31, 2010, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2010, we had $75.2 million of unrecognized tax benefits. If the $75.2 million was recognized, $74.2 million would impact the effective tax rate. We do not anticipate any significant changes in unrecognized tax benefit obligations will occur within the next 12 months. During the three months ended March 31, 2010, we accrued an additional $0.7 million of interest relating to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2007 and forward for the United States, 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 15 – CAPITAL STOCK

Shareholder Rights Plan

On March 9, 2010, our Board of Directors approved the redemption of the rights accompanying our common shares. The rights were issued pursuant to the terms of the Shareholder Rights Plan that was adopted in October 2008. The redemption of the rights effectively terminates the Shareholders Rights Plan. We will pay a redemption price equal to $0.001 per right in cash on June 1, 2010 to shareholders of record as of May 14, 2010. After March 9, 2010, any common shares issued will not be accompanied by rights.

NOTE 16 – COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to Cliffs shareholders	$93.5	$(7.4)
Other comprehensive income:
Unrealized net gain (loss) on marketable securities - net of tax	(9.9)	1.1
Foreign currency translation	29.1	(1.1)
Amortization of net periodic benefit cost - net of tax	13.3	12.2
Unrealized loss on derivative financial instruments	(1.6)	(6.4)

Total other comprehensive income	30.9	5.8

Total comprehensive income (loss)	$124.4	$(1.6)

NOTE 17 – EARNINGS (LOSS) PER SHARE

A summary of the calculation of earnings (loss) per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to Cliffs shareholders	$93.5	$(7.4)
Weighted average number of shares:
Basic	135.2	113.2
Employee stock plans	0.8	-	(1)

Diluted	136.0	113.2

Earnings (loss) per common share attributable to Cliffs shareholders - Basic	$0.69	$(0.07)

Earnings (loss) per common share attributable to Cliffs shareholders - Diluted	$0.69	$(0.07)

(1)  For the three months ended March 31, 2009, approximately 0.5 million shares related to employee stock plans were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2010, we incurred a capital commitment for the construction of a new portal closer to the coal face at our Oak Grove mine in Alabama. The portal, which requires a capital investment of approximately $29.3 million, of which $19.5 million has been committed, will significantly decrease transit time to and from the coal face, resulting in among other things, improved safety, greater operational efficiency, increased productivity, lower employment costs and improved employee morale. As of March 31, 2010, capital expenditures related to this purchase were approximately $2 million. Remaining committed expenditures of $17.5 million are scheduled to be made throughout the remainder of 2010.

In 2008, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $83 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of March 31, 2010, capital expenditures related to this purchase were approximately $29 million. Remaining expenditures of approximately $40 million and $14 million are scheduled to be made in 2010 and 2011, respectively.

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

NOTE 19 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2010 and 2009 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2010	2009
Capital additions	$23.8	$75.0
Cash paid for capital expenditures	18.9	30.4

Difference	$4.9	$44.6

Non-cash accruals	$4.9	$1.7
Capital leases	-	42.9

Total	$4.9	$44.6

Non-cash investing activities for the three months ended March 31, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items for the three months ended March 31, 2010 also include gains of $60.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 6 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 as well as other publicly available information.

Overview

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. Our company’s operations are organized according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal and Latin American Iron Ore.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, and two coking coal mine complexes located in West Virginia and Alabama. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project. Other projects under development include a biomass production plant in Michigan and Ring of Fire chromite properties in Ontario, Canada.

Despite an extremely challenging economic environment throughout most of 2009, the gradual signs of improvement that began to emerge later in the year have gained momentum entering 2010. The strengthening recovery and improving outlook for 2010 is characterized by increasing steel production, higher demand and rising prices. Global crude steel production, a significant driver of our business, was up approximately 25 percent from the comparable period in 2009, with even greater production increases in some areas, including China, where the economy has grown at an annual rate of nearly 12 percent during the first quarter of 2010.

Our consolidated revenues for the first three months of 2010 increased to $727.7 million, with net income per diluted share of $0.69. This compares with revenues of $464.8 million and net loss per diluted share of $0.07 for the first three months of 2009. Based on the signs of marked improvement in customer demand, we have increased production at most of our facilities in order to meet increases in demand. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout the first three months of 2010 primarily led by demand from China. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements and in some cases have begun discussing the terms of such agreements with certain of our customers. As a result, we have recorded certain shipments made in the first quarter of 2010 on a provisional basis until final settlement is reached on 2010 pricing, which is expected to increase significantly over final prices reached in 2009.

We also strengthened our balance sheet and enhanced financial flexibility through a $400 million public debt offering in March 2010, the proceeds of which have or will be used for repayment of all or a portion of other debt obligations as well as the funding of other strategic transactions.

Growth Strategy and Strategic Transactions

In 2010, we expect to continue increasing our operating scale and presence as an international mining and natural resources company by expanding both geographically and through the minerals we mine and market. We have taken proactive measures to position ourselves to take advantage of opportunities as the market improves. The long-term outlook remains very strong and we are now focusing on our growth projects with sustained investment in our core businesses. Our growth in North America as well as acquisitions in minerals outside of iron ore and coal, illustrates the execution of this strategy. In the first quarter of 2010, we successfully executed our growth strategy by acquiring full ownership of Wabush and Freewest. These acquisitions have allowed us to increase production capacity and add additional reserves at our North American Iron Ore business, gain additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia, and further broaden our mineral diversification.

We also expect to achieve growth through early involvement in exploration and development activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions. We have established a global exploration group, led by professional geologists who have the knowledge and experience to identify new world-class projects for future development or projects that add significant value to existing operations.

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010	2009	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$727.7	$464.8	$262.9
Cost of goods sold and operating expenses	(577.7)	(422.4)	(155.3)

Sales Margin	$150.0	$42.4	$107.6

Sales Margin %	20.6%	9.1%	11.5%

Revenue from Product Sales and Services

Sales revenue for the first three months of 2010 increased $262.9 million, or 57 percent from the comparable period in 2009. The increase in sales revenue was primarily due to higher sales volumes related to our North American business operations. Sales volumes more than doubled at North American Iron Ore during the first quarter of 2010 when compared with the same period last year, and sales volume for North American Coal was 34 percent higher than the comparable prior year period. Improving market conditions throughout the first quarter of 2010 have led to increasing production in the North American steel industry, and in turn higher demand for iron ore and metallurgical coal. Higher sales volume at North American Iron ore was also due to recognition of 2009 carryover tons in the first quarter of 2010 upon shipment and receipt of payment and increased sales of Wabush pellets, which were made available through our acquisition to obtain full ownership of the mine in early February 2010.

As a result of a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system, we are in the process of assessing and discussing the terms of certain of our supply agreements, primarily with our North American Iron Ore and Asia Pacific Iron Ore customers, and have recorded certain shipments made in the first quarter of 2010 on a provisional basis to reflect the estimated increases in prices until final settlement is reached on 2010 pricing. Prices in 2010 are expected to increase significantly over final prices reached in 2009, thereby contributing to higher revenue levels.

Price increases in the current period were offset at Asia Pacific Iron Ore by an unfavorable sales mix related to lower lump sales as well as slightly lower sales volume, which led to an overall decrease in revenue at Asia Pacific Iron Ore of $7.2 million for the first quarter of 2010 compared with the same period in 2009.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses in the first quarter of 2010 was $577.7 million, an increase of $155.3 million, or 37 percent over the comparable prior year period. The increase is primarily attributable to higher costs at our North American business operations as a result of higher sales volume, partially offset by lower cost per ton rates due to the impact of higher volume and lower idle expense as a result of higher production levels in 2010 to meet increasing customer demand. Costs were also negatively impacted in the first quarter of 2010 by approximately $40.9 million related to unfavorable foreign exchange rates compared with the first quarter of 2009 and $10.7 million of inventory step-up related to the accounting for the acquisition of the remaining interest Wabush.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010	2009	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(46.0)	$(31.8)	$(14.2)
Casualty recoveries	3.3	-	3.3
Royalties and management fee revenue	2.2	2.4	(0.2)
Gain on sale of other assets	1.8	1.0	0.8
Miscellaneous - net	2.1	(2.6)	4.7

	$(36.6)	$(31.0)	$(5.6)

Selling, general and administrative expenses in the first quarter of 2010 increased $14.2 million over the same period last year, primarily due to higher share-based and incentive compensation of $5.3 million and additional expense of $4.3 million related to a performance royalty for our investment in Sonoma. In addition, outside professional service and legal fees associated with the expansion of our business increased approximately $2.8 million over the comparable prior year period. We also incurred nearly $2 million in the first quarter of 2010 related to our involvement in exploration and development activities, as our global exploration group focuses on identifying new world-class projects for future development or projects that add significant value to existing operations.

Other income (expense)

Following is a summary of other income (expense) for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010	2009	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interests	$60.6	$-	$60.6
Changes in fair value of foreign currency contracts, net	2.3	(3.3)	5.6
Interest income	2.4	3.4	(1.0)
Interest expense	(10.2)	(9.3)	(0.9)
Other non-operating income	0.7	0.5	0.2

	$55.8	$(8.7)	$64.5

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our results for the current period were impacted by realized gains of approximately $60.6 million related to the realization of the increase in fair value of our previous ownership interest in each investment held prior to the business acquisitions. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in the first quarter of 2010. In addition, the fair value of our previous 26.8 percent equity interest in Wabush was $39.7 million on February 1, 2010, resulting in a gain of $47.0 million also being recognized in the first quarter of 2010. Refer to NOTE 6 – ACQUISITIONS & OTHER INVESTMENTS for further information.

The impact of changes in the fair value of our foreign currency contracts on the Statements of Unaudited Condensed Consolidated Operations is due to fluctuations in foreign currency exchange rates during the first quarter of 2010. The favorable unrealized mark-to-market fluctuation of $2.3 million in the first quarter of 2010 relates to the Australian to U.S. dollar spot rate of A$0.92 as of March 31, 2010, which increased from the Australian to U.S. dollar spot rate of A$0.90 as of December 31, 2009. The changes in the spot rates are correlated to the appreciation of the Australian dollar relative to the United States dollar during the reporting period. In addition, we entered into additional foreign exchange contracts during the first quarter of 2010 resulting in the amount of outstanding contracts in our foreign exchange hedge book increasing from $108.5 million at December 31, 2009 to $151 million at March 31, 2010. During the first quarter of 2010, approximately $42.5 million of outstanding contracts matured, resulting in a cumulative net realized gain of $4.1 million since inception of the contracts. The following table represents our foreign currency derivative contract position as of March 31, 2010:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$83.0	0.99	0.92	$3.0

Total	$83.0	0.99	0.92	$3.0

AUD Call Options (2)
Contracts expiring in the next 12 months	$68.0	0.89	0.92	$2.8

Total	$68.0	0.89	0.92	$2.8

Total Hedge Contract Portfolio	$151.0			$5.8

(1) Includes collar options and forward exchange contracts.

(2) AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010	2009
Income tax expense	$(72.3)	$(1.1)
Effective tax rate	42.7%	40.0%

Our tax provision for the three months ended March 31, 2010 was an expense of $72.3 million and a 42.7 percent effective tax rate compared with expense of $1.1 million and a 40 percent effective tax rate for the comparable prior year period.

The PPACA and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy are reduced beginning in years ending after December 31, 2012. Since the acts were signed into law in the current quarter, ASC 740 – Income Taxes, requires that the effect of the tax law change is recorded as a component of tax expense related to continuing operations. The income tax effect related to the acts will be a reduction of $16.1 million to the deferred tax asset related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

A reconciliation of our expected tax rate to the actual rate for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Impact of tax law change	9.5	-
Percentage depletion	(6.8)	(9.4)
Impact of foreign operations	0.4	(7.2)
Valuation allowance	1.7	-
Tax uncertanties	1.3	18.1
Other items - net	1.6	3.5

Effective income tax rate before discrete items	42.7	40.0
Discrete items	(15.2)	(18.5)

Effective income tax rate	27.5%	21.5%

Discrete items relate to expense resulting from the acts signed into law in March 2010, expense related to prior year U.S. and foreign provisions recognized in the current quarter and interest related to unrecognized tax benefits.

The valuation allowance of $97.7 million against certain deferred tax assets as of March 31, 2010 relates primarily to ordinary losses of certain foreign operations and to tax basis greater than book basis on certain foreign assets.

For the full year 2010, we expect an effective tax rate of approximately 27.7 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 14 – INCOME TAXES for further information.

Equity Loss in Ventures

Equity loss in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity loss in ventures for the three months ended March 31, 2010 and 2009 of $3.4 million and $9.2 million, respectively, primarily represents our share of the operating results of our equity method investment in Amapá. Such results consist of operating losses of $2.2 million and $9.1 million for each respective period. The negative operating results in each year are primarily due to slower than anticipated ramp-up of operations and product yields.

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

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,		Change due to
			Rate	Volume	Idle cost/Production volume variance	Freight and reimbursements	Total change
	2010	2009
Revenues from product sales and services	$457.3	$188.3	$80.3	$178.8	$-	$9.9	$269.0
Cost of goods sold and operating expenses	(347.8)	(203.3)	7.1	(160.8)	19.1	(9.9)	(144.5)

Sales margin	$109.5	$(15.0)	$87.4	$18.0	$19.1	$-	$124.5

Sales tons	4.4	2.0

Sales margin for North American Iron ore was $109.5 million for the first quarter of 2010, compared with a sales margin loss of $15.0 for the first quarter of 2009. The improvement over last year is attributable to an increase in revenue of $269.0 million, partially offset by an increase in cost of goods sold and operating expenses of $144.5 million. The increase in revenue is a result of improvements in both sales volume and pricing, which caused revenue to increase $178.8 million and $80.3 million respectively, over the same period in 2009. Sales volumes for the first three months of 2010 more than doubled at North American Iron Ore when compared with the same period last year primarily due to 2009 carryover tons that were recognized in the first quarter of 2010 upon shipment and receipt of payment, additional sales of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010, and an overall increase in customer demand as a result of improving market conditions during the current period.

In addition to the increase in sales volume, higher sales prices in the first quarter of 2010 caused revenue to increase $80.3 million over the same period last year. The increase in pricing is attributable to higher demand in the current year as the market continues to strengthen. There has been a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and potential elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. We are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements and have recorded certain shipments made in the first quarter of 2010 under such contracts on a provisional basis to reflect the estimated increases in iron ore prices until final settlement is reached on 2010 pricing. Such estimates reflect a 90 percent increase in the price of iron ore pellets in the current year, compared with a settled price decrease in 2009 of 48.3 percent below 2008 prices. As a result, base rate adjustments related to estimated increases in current year pricing have contributed to $58.7 million of higher revenues in the first quarter of 2010. Revenue in the current period also included $19.9 million related to supplemental contract payments compared with a reduction to revenue of $26.9 million in the first quarter of 2009. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers.

In August 2009, an arbitration demand was filed against us by one of our customers relating to a pellet price reopener provision in one of our supply contracts. The customer claims that it is entitled to request a price renegotiation even though it did not provide written notice before the deadline specified in the supply agreement and did not show that the triggering event had occurred. Should the arbitration panel determine that the customer is permitted to request a price renegotiation, the two sides have 60 days following notice per the supply agreement to negotiate revised pricing. In the event these negotiations are unsuccessful, further arbitration would be utilized to determine the revised applicable price under the supply agreement. The price determined by the arbitrator would be effective retroactive to the beginning of 2009. In the event this matter goes to supplementary arbitration to determine the revised price under the supply agreement, and we are unsuccessful in defending our position, the retroactive revised pricing for 2009 sales under the supply agreement could have a material impact on our consolidated operating results. We are currently awaiting a ruling from the arbitration panel. Refer to Part II – Item 1, Legal Proceedings, for additional information.

Cost of goods sold and operating expenses in the first quarter of 2010 increased $144.5 million or 71 percent from the prior year quarter primarily due to higher sales volume, which resulted in cost increases of $160.8 million. Our cost rate for the quarter improved $7.1 million, principally due to an improved fixed cost leverage associated with higher production at our mines, partially offset by a $10.7 million inventory step-up associated with our acquisition of the remaining interest in Wabush and a $10.2 million unfavorable foreign exchange rate variance. The majority of the step-up recognized in the current quarter was associated with the pelletizing and sale of acquired in-process inventory that occurred in the quarter. As such, the expense will not be recurring at this level in the future. In addition, costs were favorably impacted in the first quarter of 2010 by $19.1 million related to lower idle expense due to increased production as a result of improving market conditions.

Production

Following is a summary of iron ore production tonnage for the first three months of 2010 and 2009:

	(In Millions) (1)
	First Quarter
Mine	2010	2009

Empire	1.1	0.9
Tilden	1.5	0.9
Hibbing	-	1.4
Northshore	1.2	1.0
United Taconite	1.2	0.9
Wabush	0.9	0.7

Total	5.9	5.8

Cliffs’ share of total	5.3	3.9

(1) Long tons of pellets (2,240 pounds).

Based on signs of marked improvements in customer demand that continued throughout the first quarter of 2010, we have increased production at most of our facilities and have called employees back to work in order to ensure we are positioned to meet increases in demand. During the first quarter of 2010, Empire, Tilden and United Taconite were operating at full capacity. Northshore was operating three of its four furnaces, with the fourth expected to restart in July 2010. Wabush was operating two of its three furnaces with Cliffs taking all of the tonnage since acquiring full ownership on February 1, 2010. The shutdown at Hibbing, which began in May 2009, ended April 1, 2010.

Prior year production levels were impacted by production curtailments and temporary facility shutdowns, which were executed in response to the economic downturn and production slowdowns in the steel industry.

North American Coal

Following is a summary of North American Coal results for the three months ended March 31, 2010 and 2009:

	(In Millions, except tonnage)
	Three Months Ended March 31,		Change due to				Total change
			Rate	Volume	Idle cost/Production volume variance	Freight and reimbursements
	2010	2009
Revenues from product sales and services	$81.1	$56.5	$5.9	$16.1	$-	$2.6	$24.6
Cost of goods sold and operating expenses	(91.7)	(85.3)	(5.6)	(16.4)	18.2	(2.6)	(6.4)

Sales margin	$(10.6)	$(28.8)	$0.3	$(0.3)	$18.2	$-	$18.2

Sales tons (in thousands)	662	494

We reported sales margin losses for North American Coal of $10.6 million and $28.8 million for the three months ended March 31, 2010 and 2009, respectively. Revenue of $81.1 million during the first quarter of 2010 was 44 percent higher than the comparable period in 2009. The increase in revenue is primarily attributable to a 34 percent increase in sales volume related to improving market conditions in the current year, which resulted in a $16.1 million increase in revenue compared with the same period last year. Increases in sales prices also contributed to higher revenue levels in the first quarter of 2010 due to increases in current year contract rates and certain provisional pricing arrangements that reflect the increases in steel demand and the associated raw material prices.

Cost of goods sold and operating expenses in the first quarter of 2010 increased $6.4 million or 8 percent from the comparable prior year quarter primarily due to the 34 percent increase in sales volume coupled with higher cost per ton rates, which resulted in cost increases of approximately $16.4 million and $5.6 million, respectively. The higher cost per ton rate was triggered by normal costs associated with the increase in production from last year as well as an increase in amortization caused by recent revisions to our mine plan. The increase was partially offset by a reduction in idle expense of $18.2 million due to increased production as a result of improving market conditions in the current year. Idle costs in the first quarter of 2009 were significantly higher due to production delays associated with mine development issues at Oak Grove.

Production

Following is a summary of coal production tonnage for the first three months of 2010 and 2009:

	(In Thousands) (1)
	First Quarter
	2010	2009
Mine:
Pinnacle Complex	506	302
Oak Grove	168	135

Total	674	437

(1) Tons are short tons (2,000 pounds).

We increased production levels in the first quarter of 2010 in response to improving market conditions and increases in customer demand. The increase over the prior year was also due to delays in developing the longwall panel at Oak Grove during the first quarter of 2009. The overall increase in production at our Pinnacle Complex was partially offset by a decrease in quarterly production at Green Ridge due to the planned closure of Green Ridge No. 1 in February 2010 as well as planned idling of Green Ridge No. 2 during the current period.

We encountered operational difficulties at our Oak Grove mine throughout the first quarter of 2010 resulting in limited production due to a roof fall and the resulting water issues. Despite lower than anticipated operating levels caused by the challenges encountered during the current period, production was higher than the comparable prior year period as a result of delays associated with mine development in 2009.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,		Change due to			Total change
			Rate	Volume	Other
	2010	2009
Revenues from product sales and services	$159.5	$166.7	$(0.7)	$(6.5)	$-	$(7.2)
Cost of goods sold and operating expenses	(115.8)	(109.2)	12.5	3.8	(22.9)	(6.6)

Sales margin	$43.7	$57.5	$11.8	$(2.7)	$(22.9)	$(13.8)

Sales tonnes	2.1	2.2

Sales margin for Asia Pacific Iron Ore declined to $43.7 million during the first quarter of 2010 compared with $57.5 million for the comparable period in 2009. Revenue decreased 4 percent in the first quarter of 2010 primarily as a result of lower sales volume related to the timing of shipments, which caused revenue to decline $6.5 million. Revenue was also negatively impacted by approximately $3.9 million related to unfavorable sales mix due to more sales of fines and lower sales of lump as a result of demand and customer requirements in the current period. The overall decline in revenue was partially offset by $3.2 million related to higher prices for lump and fines. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we are in the process of discussing the terms of certain of our customer supply agreements and have recorded shipments made to our Chinese customers in the first quarter of 2010 on a provisional basis, as their contract year begins January 1. Provisional pricing estimates for the first quarter of 2010 reflect an increase of 26 percent over 2009 settled prices for both lump and fines based on provisional quarterly index pricing. The pricing estimates for the first quarter of 2010 reflect the increase in steel demand and spot prices for iron ore and are based upon index-pricing mechanisms previously reported in the industry. In addition, revenues for the first quarter of 2010 reflect sales to our Japanese customers at 2009 prices based upon a contract year of April 1 to March 31.

Cost of goods sold and operating expenses in the first quarter of 2010 increased $6.6 million compared with the first quarter of 2009 primarily as a result of $30.7 million related to unfavorable foreign exchange rate variances. The increase was partially offset by $12.5 million due to lower shipping costs, lower royalties related to the decline in revenue, and a reduction in exploration and feasibility costs during the current period. Costs were also favorably impacted by $3.8 million as a result of lower sales volume in the first quarter of 2010 based on the timing of shipments.

Production

Following is a summary of iron ore production tonnage for the first three months of 2010 and 2009:

	(In Millions) (1)
	First Quarter
	2010	2009
Mine:
Koolyanobbing	2.1	1.7
Cockatoo Island	-	-

Total	2.1	1.7

(1) Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Production at Asia Pacific Iron Ore in the first quarter of 2010 was higher than the first quarter of 2009 as a result of initiatives taken to improve supply conditions and eliminate certain production and logistics constraints, including upgrades to the rail system. The increase in production over the prior year quarter is also due to reduced availability in the first quarter of 2009 as a result of repairs to the production plant. Production at Cockatoo is not expected to resume until the first half of 2011 once the seawall is completed.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first three months of 2010, we have taken a balanced approach to the allocation of our capital resources and free cash flow. In the first quarter of 2010, we strengthened our balance sheet and enhanced financial flexibility through a $400 million public debt offering in March 2010. The proceeds have or will be used for repayment of all or a portion of other debt obligations as well as the funding of other strategic transactions.

The following is a summary of significant sources and uses of cash for the three months ended March 31, 2010 and 2009:

	(In Millions)
	Three Months Ended March 31,
	2010	2009
Cash and cash equivalents - January 1	$502.7	$179.0
Net cash provided (used) by operating activities	66.7	(44.8)

Significant Transactions
Investment in ventures	(22.1)	(24.6)
Rail upgrade in Asia Pacific	(5.0)	(11.9)
Acquisition of Wabush	(94.6)	-
Acquisition of Freewest	(5.3)	-
Other capital expenditures	(13.9)	(18.5)
Sale of assets	0.2	23.8
Dividend distributions	(11.8)	(9.9)

Total	(152.5)	(41.1)

Sources (Uses) of Financing
Net proceeds from issuance of senior notes	395.1	-
Repayment of term loan	(200.0)	-
Repayment of Amapá debt	(54.2)	-

Total	140.9	-

Other net activity	(7.4)	4.2

Cash and cash equivalents - March 31	$550.4	$97.3

The following discussion summarizes the significant activities impacting our cash flows during the first three months of the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $66.7 million for the three months ended March 31, 2010, compared with net cash used by operating activities of $44.8 million for the same period in 2009. Operating cash flows in the first three months of 2010 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of strengthening economic conditions, operating plans for 2010 reflect increased production and higher prices for iron ore and coal. In addition, our cash position was stronger in the first quarter of 2010 due to receipt of $147.5 million related to a customer payment. The amount was due by December 31, 2009 under the terms of the customer supply agreement. However, we received payment of the full amount on January 4, 2010.

The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout the first quarter of 2010, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. The industry is continuing to show signs of stabilization and recovery based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced marked improvements in customer demand and market expectations and have increased production at most of our facilities.

We remain cautiously optimistic for a progressive recovery. Based on current mine plans and subject to future iron ore and coal prices, we expect estimated operating cash flows in 2010 to be greater than our budgeted investments and capital expenditures, expected debt payments, dividends, and other cash requirements. Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

Investing Activities

Net cash used by investing activities was $194.9 million for the three months ended March 31, 2010, compared with $31.2 million for the comparable period in 2009, respectively. Capital expenditures were $18.9 million and $30.4 million for the three months ended March 31, 2010 and 2009, respectively. Investing activities in the first quarter of 2010 also included $21.0 million of capital contributions related to the funding of operations at Amapá as well as $54.2 million related to the repayment of Amapá’s debt in February 2010. This compares with capital contributions of $18.3 million related to our investment in Amapá during the first three months of 2009. In February 2010, we also completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. Other significant investing activities in the first quarter of 2009 included the sale of a fleet of Asia Pacific Iron Ore rail cars that were subsequently leased back for a period of 10 years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback was accounted for as a capital lease.

Non-cash investing activities during the first quarter of 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items for the three months ended March 31, 2010 also included gains of $60.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2010 will be approximately $250 million. We also expect to repay an additional $30 million of outstanding debt at Amapá. As we continue to increase production and look toward continued recovery in 2010, capital expenditures will include the construction of a new portal at Oak Grove to improve productivity and support growth and expansion of the mine. The portal requires a capital investment of approximately $29.3 million, of which $19.5 million has been committed and is expected to be spent in 2010. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. Remaining expenditures for the new longwall plow system of approximately $54 million will be made throughout the remainder of 2010 and 2011. We also plan to upgrade the preparation plant at Pinnacle in order to increase product yield and plant availability. The modification project will require a capital investment of approximately $19 million, of which $16.4 million is expected to be spent in 2010. In addition, based on signs of improving demand for iron ore pellets, we continue to perform studies to determine whether to resume a previously announced expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. Furthermore, we implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. We expect to spend between $25 million and $30 million on exploration and development activities in 2010, which will provide us with opportunities for significant future potential reserve additions globally.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first three months of 2010 was $174.2 million, compared with net cash used by financing activities of $6.5 million for the comparable period in 2009. Cash flows from financing activities in the first quarter of 2010 primarily included $395.1 million in net proceeds from a public offering of senior notes, which we completed on March 17, 2010. The proceeds were used for repayment of our $200 million term loan under our credit facility, which we repaid on March 31, 2010. Other uses of the proceeds may include repayment of all or a portion of other debt obligations and the funding of other strategic transactions. Successful execution of the offering allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market improves.

Cash flows used by financing activities during the comparable period in 2009 primarily included dividend distributions and the repayment of certain borrowings.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures at March 31, 2010 and December 31, 2009:

	(In Millions)
	March 31, 2010	December 31, 2009
Cash and cash equivalents	$550.4	$502.7

Credit facility	$600.0	$800.0
Senior notes	725.0	325.0
Senior notes drawn	(725.0)	(325.0)
Term loans drawn	-	(200.0)
Letter of credit obligations and other commitments	(62.6)	(31.4)

Borrowing capacity available	$537.4	$568.6

Refer to NOTE 9 – DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totaled $550.4 million as of March 31, 2010. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $537 million as of March 31, 2010. Effective October 29, 2009, we amended our credit facility agreement, which resulted in improved borrowing flexibility, more liberally defined financial covenants and debt restrictions, and other benefits in exchange for a modest increase in pricing. The combination of cash and the credit facility give us over $1 billion in liquidity entering the second quarter of 2010.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. At March 31, 2010 and December 31, 2009, Amapá had total project debt outstanding of approximately $345 million and $530 million, respectively, for which we have provided a several guarantee on our 30 percent share. Amapá is currently in violation of certain operating and financial loan covenants contained in the debt agreements. However, Amapá and its lenders have agreed to waive these covenants through May 27, 2010 related to the remaining debt outstanding. If Amapá is unable to either renegotiate the terms of the debt agreements or obtain further extension of the compliance waivers, violation of the operating and financial loan covenants may result in the lenders calling the debt, thereby requiring us to recognize and repay our share of the debt in accordance with the provisions of the guarantee arrangement.

Based on our current borrowing capacity and the actions we have taken in response to the global economic crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. The risk associated with this market is significant increases in borrowing costs as a result of decreasing capacity. Capacity, as in all debt markets, is a global issue that impacts the private placement market. However, capacity in the bond market has rebounded for investment grade companies. The issuance of a $400 million public offering of ten-year senior notes in March 2010 after obtaining investment grade ratings from S&P and Moody’s represents the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer term capital structure needs.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At March 31, 2010, we had $151 million of outstanding exchange rate contracts with varying maturity dates ranging from April 2010 to December 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $12.1 million, and a 10 percent decrease would reduce the fair value by approximately $10.7 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The pellets produced at our Wabush operation in Canada represented approximately 15 percent of our North American Iron Ore pellet production as of March 31, 2010. This operation is subject to currency exchange fluctuations between the United States and Canadian currency. The functional currency for Wabush was determined to be the Canadian dollar prior to our acquisition of the remaining interest. At the time, we had a 26.8 percent noncontrolling interest in the mining venture. Our acquisition to obtain full ownership of Wabush and the resulting change in control in February 2010 triggered a reassessment of the accounting principles related to the determination of Wabush’s functional currency during the first quarter of 2010. As a result, effective February 1, 2010, we changed the functional currency of Wabush from the local currency to the U.S. dollar reporting currency primarily due to changes in the nature of intercompany transactions and changes in the structure under which the entity is financed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the business operates. Refer to NOTE 6 – ACQUISITIONS & OTHER INVESTMENTS for further information.

Interest Rate Risk

Interest payable on our $400 million and $325 million senior notes is at fixed rates. Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which could expose us to the effects of interest rate changes; however, there were no loans drawn under our credit facility as of March 31, 2010.

Pricing Risks

Provisional Pricing Arrangements

During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. We are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements and in some cases have begun discussing the terms of such agreements with certain of our customers. As a result, we have recorded certain shipments made in the first quarter of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first quarter of 2010. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $85.0 million at March 31, 2010 based on provisionally priced iron ore sales recorded at the estimated settlement price for the first quarter of 2010, subject to final pricing. We estimate that a 25 percent change in the settlement prices realized from the March 31, 2010 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $38.5 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

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

At March 31, 2010, we had a derivative asset of $40.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2009, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $25 change in the average hot band steel price realized from the March 31, 2010 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $4.6 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Recent trends have shown that although electric power, natural gas, and oil costs are declining, the direction and magnitude of short-term changes are difficult to predict. Our consolidated North American Iron Ore mining ventures consumed approximately 2.9 million MMBtu’s of natural gas at an average delivered price of $6.11 per MMBtu, and 6.2 million gallons of diesel fuel at an average delivered price of $2.22 per gallon during the first three months of 2010. Consumption of diesel fuel by our Asia Pacific Operations was approximately 3.4 million gallons for the same period.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2010 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $9.7 million in our annual fuel and energy costs based on expected consumption for the remainder of 2010.

Uncertainties of Health Care Reform Legislation

On March 23, 2010, the PPACA was signed into law. On March 30, 2010, a companion bill, the Reconciliation Act was also signed into law. Among other things, the PPACA and the Reconciliation Act, when taken together, reduce the tax benefits available to an employer that receives the Medicare Part D subsidy. The Reconciliation Act partially restores the reduction under the PPACA.

The impact of the U.S. health care reform will be phased in between 2011 and 2014 and will likely have a significant impact on our costs of providing employee health benefits beginning in 2011. In addition, as a result of the health care reform legislation that has been passed, our results of operations have been negatively impacted by a non-cash income tax charge of approximately $16.1 million in the first quarter of 2010 to reflect the reduced deductibility of the postretirement prescription drug coverage. The charge was recorded in the first quarter of 2010 based upon the period of enactment. As with any significant government action, the provisions of the Acts are still being assessed and may have additional financial accounting and reporting ramifications. In addition, it is possible that standard setters or regulators may decide to address the accounting for the Acts in the future. The impact of any such changes on our business operations and financial statements remains uncertain. However, as additional information becomes available, we will continue to monitor current developments and assess the potential implications of the PPACA and the Reconciliation Act on our business.

Outlook

We expect strong demand for steelmaking raw materials to continue throughout 2010. Recently, the emergence of new pricing mechanisms replacing the historic benchmark systems for iron ore and metallurgical coal are resulting in pricing more reflective of current supply and demand dynamics, but still uncertain pricing models, for these commodities. We are currently in discussions with customers regarding how our current supply agreements will take into account these new mechanisms. In addition, these discussions may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations. Accordingly, the outlook below is subject to change based on these and other factors.

North American Iron Ore Outlook

For 2010, we are increasing our sales volume expectations to approximately 27 million tons in North American Iron Ore, from a previous expectation of 25 million tons.

Consistent with first quarter shipments being recorded using a provisional pricing factor of a 90 percent increase in the seaborne price for blast furnace pellets, we used the following assumptions for pricing factors contained in our North American supply agreements to provide guidance on average 2010 revenue per ton in our North American Iron Ore segment:

•	A 90 percent price increase for blast furnace pellets from the 2009 seaborne pellet price; and,

•	A 2010 range for hot band steel pricing of $600 to $700 per ton.

            With these assumptions, we expect revenue per ton in North American Iron Ore to be between $107 and $112. This expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized average revenue per ton for the full year will ultimately depend on the percentage increase for blast furnace pellets from the 2009 seaborne pellet settlement price, sales volume levels, customer mix, production input costs and/or steel prices, all of which are factors in our formula-based pricing for the North American Iron Ore business segment.

In addition, the following approximate sensitivities would impact our actual realized price:

•

For every 10 percent change from a 90 percent price increase for blast furnace pellets in 2010, we would expect our average realized revenue per ton in North American Iron Ore to change by approximately $4; and,

•	For every $25 change from the estimated 2010 hot rolled steel prices noted above, we would expect our average revenue per ton in North American Iron Ore to change by $0.60.

We expect 2010 production of approximately 25 million tons in our North American Iron Ore business segment. At this production level, 2010 cost per ton is expected to be between $65 and $70, with approximately $5 per ton comprised of depreciation, depletion and amortization.

North American Coal Outlook

In our North American Coal business segment, we are maintaining our sales volume expectation of approximately 3.4 million tons in 2010.

We currently have approximately 1.5 million tons of coal priced and under contractual obligation, or approximately 44 percent of our current annual sales volume guidance. This coal is priced at an average of $111 per short ton f.o.b. mine, which includes production earmarks to fulfill obligations for 2009 international contracts ending March 31, 2010. We have also contracted 42 percent, or approximately 1.4 million tons, for which pricing is currently under negotiation. We currently expect to sell the remaining 14 percent of uncommitted production on a spot basis in the third and fourth quarters of 2010. As a result, and assuming current market prices for all spot sales, we expect revenue per ton in North American Coal to reach $140 to $145 f.o.b. mine.

In 2010, we anticipate cost per ton of approximately $110 to $115, with approximately $13 per ton comprised of depreciation, depletion and amortization. This expectation is an increase from our previous expectation of $105 to $110 and is primarily the result of higher expected royalty expense resulting from increased metallurgical coal pricing.

Asia Pacific Iron Ore Outlook

Asia Pacific Iron Ore 2010 sales volume is expected to be 8.5 million tonnes, with production of 8.6 million tonnes. While discussions with customers are ongoing, we expect pricing in this market will broadly follow publicly stated mechanisms for major Australian producers that are using lagging quarterly adjustments referencing an average of industry accepted delivered price indices into China. Using this approach, and assuming constant prices going forward for the remainder of the year, our best expectation of 2010 revenue per tonne in Asia Pacific Iron Ore is between $100 to $105. Costs per tonne are expected to be approximately $55 to $60, up from a previous expectation of $50 to $55, primarily driven by increased expected royalty expense.

The following table provides a summary of our 2010 guidance for our three business segments:

2010 Outlook Summary
	North American Iron Ore		North American Coal		Asia Pacific Iron Ore
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons/tonnes)	27.0	25.0	3.4	3.4	8.5	8.5

Revenue per ton/tonne	$107 - $112	$90 - $95	$140 - $145	$115 - $120	$100 - $105	$80 - $85

Cost per ton/tonne	$65 - $70	$65 - $70	$110 - $115	$105 - $110	$55 - $60	$50 - $55

Outlook for Sonoma Coal and the Amapá Iron Ore Project

We have a 45 percent economic interest in Sonoma. In 2010, we expect equity sales and production volume of approximately 1.6 million tonnes, with an approximate 65/35 mix between thermal and metallurgical coal, respectively. We anticipate average revenue per tonne of $105 to $110, with per-tonne costs of $80 to $85.

We have a 30 percent interest in the Amapá Iron Ore Project. In 2010, assuming a 90 percent increase in prices for iron ore concentrate products, we expect the project to be approximately breakeven for the full year. This is an improvement from our previous outlook for a loss of approximately $10 million to $20 million, which assumed a 30 percent increase in iron ore pricing.

Selling, General and Administrative Expenses and Other Expectations

Selling, general and administrative expenses are anticipated to be approximately $165 million in 2010, up from a previous expectation of $130 million. The increased expectation is primarily being driven by greater anticipated performance-related employment costs and additional expense related to a Sonoma performance royalty.

In addition, consistent with our previous expectation, we expect to incur costs of approximately $25 million to $30 million related to global exploration efforts, as well as $10 million related to our acquired chromite project in Ontario, Canada.

We anticipate an effective tax rate of approximately 29 percent for 2010, including discrete items, up from a previous expectation of 24 percent due primarily to the change in mix of taxable income to higher rate jurisdictions. Depreciation and amortization are expected to be approximately $300 million, up from a previous expectation of $275 million.

2010 Capital Budget Update and Other Uses of Cash

Based on the above guidance, we expect to generate more than $1.5 billion in cash from operations in 2010. We expect capital expenditures of approximately $250 million, up from a previous estimate of $200 million. The increase is earmarked for acceleration of capital projects designed to increase production capacity primarily in our North American operations. Total capital expenditures include approximately $120 million that we consider sustaining capital.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

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

•	the impact of the current global economic crisis, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•	the outcome of any contractual disputes with our customers;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic iron ore and coal reserves;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	adverse changes in currency values;

•	the outcome of any contractual disputes with our significant energy, material or service providers;

•	the success of our cost-savings efforts;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	uncertainties associated with unanticipated geological conditions related to underground mining;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

For additional factors affecting the business of Cliffs Natural Resources Inc., refer to Part II – Item 1A. Risk Factors.

You are urged to carefully consider these risk factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in the Management’s Discussion and Analysis section of this report.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

ArcelorMittal Arbitrations. On August 19, 2009 ArcelorMittal USA Inc. filed an arbitration demand against The Cleveland-Cliffs Iron Company and Cliffs Mining Company with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 covering the Ispat works. Pursuant to the agreement, beginning in 2009, in the event the price of pellets is above or below a contractually agreed upon amount one of the parties may request a price reopener. Notice of the request must be received in writing before July 1 of the year in determination. ArcelorMittal did not attempt to provide written notice until July 31, 2009, and did not show that the triggering event had occurred. Cliffs declined to enter into price reopener discussions. Cliffs filed its answer on September 9, 2009. Summary judgment motions were filed by both sides on January 11, 2010. A hearing on cross-motions for summary judgment was held on March 19, 2010. Post-hearing briefs have been filed and we are awaiting a ruling from the arbitration panel.

On September 11, 2009 Cliffs, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. with respect to ArcelorMittal’s attempt to modify its pellet nominations submitted to Cliffs in 2008 for the calendar year 2009 and with respect to ArcelorMittal’s attempt to revoke a one-time deferral election to defer 550,000 tons from 2009 to 2010. Both arbitrations were settled on April 14, 2010. Under the settlement, we reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010.

Cliffs Erie Citizens Suit. On January 28, 2010, we received a notice of intent to sue pursuant to Section 505 of the Clean Water Act on behalf of the Center for Biological Diversity, Save Lake Superior Association and the Indigenous Environmental Network. Pursuant to the notice, these environmental groups intend to file a lawsuit in Federal court for alleged violations by our Cliffs Erie subsidiary of NPDES permits at three separate locations on the Cliffs Erie property. On March 26, 2010, the MPCA filed a complaint and a negotiated consent decree in Minnesota State Court. The consent decree triggers the diligent prosecution bar in Section 505 of the Clean Water Act, effectively barring any citizen suit from proceeding against us for these alleged violations and provides a covenant not to sue from the MPCA, as well as laying out a reasonable path for corrective action at the Cliffs Erie property. Under the consent decree, our obligations include working with the MPCA to develop short-term and long-term plans for resolving these issues, conducting studies to determine if further water treatment options can improve water quality at various sites, and a fine of $58,000 for alleged water quality violations. Pursuant to sale and option agreements for portions of the Cliffs Erie property with prospective purchasers Polymet or Duluth Metals, all of the current corrective action requirements under the consent decree will be paid by either Polymet or Duluth Metals (assuming Duluth Metals does not extinguish their option).

Maritime Asbestos Litigation. The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 448 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been dismissed without prejudice, but could be reinstated upon application by plaintiffs’ counsel. By a series of court orders, the court has been reinstating cases and dismissing other cases without prejudice. We are a defendant in 14 cases that have been reinstated and 25 cases that have been dismissed. The plaintiffs in the reinstated cases have been ordered to file notices in each case identifying the remaining defendants they intend to pursue and serve the remaining defendants with a medical diagnosis or opinion upon which the plaintiffs intend to rely within ten days of filing the notice. Defendants in each case will then have the opportunity to file answers and procedural motions. It is anticipated that scheduling orders will be issued in each group of cases providing discovery, motion practice and settlement discussions to occur during 2010, with unsettled cases going to trial beginning at the end of 2010. The claims in the 14 reinstated cases involve allegations with respect to lung cancer, asbestosis and pleural changes of varying severity. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

Northshore Air Permit Matters. On December 16, 2006, Northshore submitted an application to the MPCA for an administrative amendment to its air permit. The proposed amendment requested the deletion of a term in the air permit that was derived from a court case brought against the Silver Bay taconite operations in 1972. The permit term incorporated elements of the court-ordered requirement to reduce fiber emissions to below a medically significant level by installing controls that would be deemed adequate if the fiber levels in Silver Bay were below those of a control city such as St. Paul. We requested deletion of this “control city” permit requirement on the grounds that the court-ordered requirements had been satisfied more than 20 years ago and should no longer be included in the permit. The MPCA denied our application on February 23, 2007. We appealed the denial to the Minnesota Court of Appeals. The court of appeals ruled in the MPCA’s favor. Subsequent to the court of appeals’ ruling, Northshore filed a major permit amendment on August 28, 2008 requesting the removal of all fiber-related provisions from Northshore’s air permit and proposing that Northshore install additional particulate controls. The MPCA issued a “Findings of Fact, Conclusions of Law and Order” on November 25, 2008 declaring that Northshore’s request to remove the “Control City Standard” from its permit constitutes a “project” for which an EAW must be completed. The MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.

Northshore subsequently filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court for the Sixth Judicial District. Oral arguments on cross motions for summary judgment were heard on October 19, 2009. On January 13, 2010, the court ruled in Northshore’s favor, ruling that Northshore was entitled to judgment in its favor as a matter of law. The court specifically ruled that our request to remove the “Control City Standard” was not a project under Minnesota law and that the MPCA’s determination that Northshore’s application required an EAW was arbitrary and capricious, unsupported by substantial evidence and an error of law. In March 2010, the MPCA appealed the court’s ruling. The Court of Appeals for the State of Minnesota dismissed MPCA’s appeal on April 20, 2010.

Item 1A.	Risk Factors.

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

A substantial majority of our sales are made under term supply agreements to a limited number of customers, which are important to the stability and profitability of our operations.

In 2010, virtually all of our North American Iron Ore sales volume, the majority of our North American Coal sales, and virtually all of our Asia Pacific Iron Ore sales will be sold under term supply agreements to a limited number of customers. In 2009, five customers together accounted for approximately 80 percent of our North American iron ore and coal sales revenues (representing more than 50 percent of our consolidated revenues). For North American Coal, these agreements typically cover a twelve-month period and are typically renewed each year. Our Asia Pacific Iron Ore contracts expire in 2012. Our North American Iron Ore contracts have an average remaining duration of 5.5 years. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

            Our North American Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. All of our Asia Pacific Iron Ore contracts are priced based on international benchmark prices. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. In addition to increased volatility of pricing, the change in the international pricing system will, in most instances, require that our sales contracts be modified to take into account the new international pricing methodology, and we have begun discussing the impact that these changes may have on such agreements with certain of our customers. These discussions may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations. Although we anticipate that these discussions will result in negotiated modifications to our sales contracts, we cannot predict the ultimate outcome of these discussions, and it is possible that we will be unable to reach agreement on the necessary contract modifications with some of our customers, resulting in delays in establishing pricing and/or litigation.

Uncertainties of U.S. health care reform and proposed tax reform legislation could affect our results of operations.

In March 2010, U.S. health care reform legislation was passed. As a result, our results of operations in the first quarter of 2010 were negatively impacted by a charge of approximately $16.1 million to reflect the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in the period the acts were enacted. The impact of the U.S. health care reform will be phased in between 2011 and 2014 and could have a significant impact on our costs of providing employee health benefits beginning in 2011. In addition, significant proposed changes to U.S. income tax rules were announced as part of the Obama Administration’s 2011 budget proposals. The proposed changes that could have a significant impact include the deferral of certain U.S. income tax deductions related to foreign operations, repeal of LIFO inventory accounting, and elimination of certain current tax incentives for the coal industry, such as percentage depletion. The U.S. health care reform legislation and proposed tax law changes, if enacted, may reduce the competitive position of many U.S. businesses across all industries. The impact of the changes on our business operations and financial statements remains uncertain, however, we will continue to monitor current developments and assess the potential implications of these health care and tax law changes on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to our VNQDC Plan, we sold a total of 9,030 common shares, par value $0.125 per share, of Cliffs Natural Resources Inc. (“Common Shares”) on March 2, 2010 for an aggregate consideration of $529,610 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by seven officers and two managers under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
January 1 – 31, 2010	1,076 (2)	46.09	-	2,495,400
February 1 – 28, 2010	-	-	-	2,495,400
March 1 – 31, 2010	124,633 (3)	53.60	-	2,495,400

Total	125,709	53.54	-	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding Common Shares. There were no repurchases in the first quarter under this program.

(2)

On January 2, 2010, the Company acquired 1,076 Common Shares pursuant to a scheduled distribution election from a VNQDC Plan participant. The shares were repurchased by the Company to satisfy the tax withholding obligation of that participant pursuant to the distribution.

(3)

On March 3, 2010, the Company acquired 124,633 additional Common Shares from employee recipients of the 2007 to 2009 Performance Share award in order to satisfy the tax withholding obligation of the award pursuant to the terms of the 2007 Incentive Equity Plan.

ITEM 6.	Exhibits

(a)    List of Exhibits-Refer to Exhibit Index on page 56.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: April 29, 2010	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Vice President - Corporate Controller and
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit
4(a)	Form of Common Share Certificate	Filed Herewith

4(b)	Form of Debt Securities Indenture (filed as Exhibit 4.1 of Form S-3ASR of Cliffs on March 10, 2010 and incorporated by reference)	Not Applicable

4(c)	Form of First Supplemental Indenture relating to Cliffs’ 5.90% Notes due 2020 (filed as Exhibit 4.2 of Form 8-K of Cliffs on March 16, 2010 and incorporated by reference)	Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith