Form 10-Q
period 2010-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2010-07-29
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

YES   ☐                                         NO   ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 135,441,226 as of July 26, 2010.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Six Months Ended June 30, 2010 and 2009

3	Statements of Unaudited Condensed Consolidated Financial Position June 30, 2010 and December 31, 2009

4	Statements of Unaudited Condensed Consolidated Cash Flows Six Months Ended June 30, 2010 and 2009

5	Notes to Unaudited Condensed Consolidated Financial Statements

32	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

57	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

57	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

58	Item 1 – Legal Proceedings

60	Item 1A – Risk Factors

62	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

62	Item 6 – Exhibits

63	Signature

64	Exhibit Index

EX-31(a) – Section 302 Certification of Chief Executive Officer

EX-31(b) – Section 302 Certification of Chief Financial Officer

EX-32(a) – Section 906 Certification of Chief Executive Officer

EX-32(b) – Section 906 Certification of Chief Financial Officer

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the "Company," "we," "us," "our" and "Cliffs" are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to "A$" or "AUD" refer to Australian currency, "C$" to Canadian currency and "$" to United States currency.

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal USA	ArcelorMittal USA Inc.
AusQuest	AusQuest Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
Cockatoo	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
DEP	Department of Environment Protection
Directors' Plan	Nonemployee Directors' Compensation Plan, as amended and restated 12/31/2008
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc.
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Incentive Equity Plan
INR	INR Energy, LLC
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPSC	Michigan Public Service Commission
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
PPACA	Patient Protection and Affordable Care Act
Pinnacle	Pinnacle Mining Company, LLC
Reconciliation Act	Health Care and Education Reconciliation Act
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
WEPCO	Wisconsin Electric Power Company

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,116.2	$353.1	$1,787.7	$774.2
Freight and venture partners’ cost reimbursements	68.1	37.2	124.3	80.9

	1,184.3	390.3	1,912.0	855.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(769.6)	(402.0)	(1,347.3)	(824.4)

SALES MARGIN	414.7	(11.7)	564.7	30.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(50.2)	(23.4)	(96.2)	(55.2)
Casualty recoveries	-	-	3.3	-
Royalties and management fee revenue	2.7	1.3	4.9	3.7
Gain (loss) on sale of assets	0.8	(0.5)	2.6	0.5
Miscellaneous - net	(2.2)	17.0	(0.1)	14.4

	(48.9)	(5.6)	(85.5)	(36.6)

OPERATING INCOME (LOSS)	365.8	(17.3)	479.2	(5.9)
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	-	-	60.6	-
Changes in fair value of foreign currency contracts, net	(10.0)	79.3	(7.7)	76.0
Interest income	2.7	2.4	5.1	5.8
Interest expense	(13.3)	(10.0)	(23.5)	(19.3)
Other non-operating income (expense)	6.5	(1.3)	7.2	(0.8)

	(14.1)	70.4	41.7	61.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	351.7	53.1	520.9	55.8
INCOME TAX BENEFIT (EXPENSE)	(99.3)	17.6	(171.6)	16.5
EQUITY INCOME (LOSS) FROM VENTURES	8.2	(25.5)	4.8	(34.7)

NET INCOME	260.6	45.2	354.1	37.6
LESS: LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	(0.1)	(0.3)	(0.1)	(0.5)

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$260.7	$45.5	$354.2	$38.1

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$1.93	$0.36	$2.62	$0.32

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$1.92	$0.36	$2.60	$0.32

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	135,319	125,055	135,247	119,148
Diluted	136,134	125,779	136,041	119,785

CASH DIVIDENDS PER SHARE	$0.14	$0.04	$0.2275	$0.1275

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$527.5	$502.7
Accounts receivable	255.3	103.5
Inventories	371.8	272.5
Supplies and other inventories	129.0	102.7
Derivative assets	157.6	51.5
Deferred and refundable taxes	98.4	61.4
Other current assets	91.0	66.9

TOTAL CURRENT ASSETS	1,630.6	1,161.2
PROPERTY, PLANT AND EQUIPMENT, NET	2,985.2	2,592.6

OTHER ASSETS
Investments in ventures	505.7	315.1
Goodwill	87.1	74.6
Intangible assets, net	170.9	114.8
Deferred income taxes	70.3	151.1
Other non-current assets	186.5	229.9

TOTAL OTHER ASSETS	1,020.5	885.5

TOTAL ASSETS	$5,636.3	$4,639.3

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$234.1	$178.9
Accrued expenses	209.9	155.8
Deferred revenue	100.2	105.1
Taxes payable	68.0	41.2
Other current liabilities	102.1	89.4

TOTAL CURRENT LIABILITIES	714.3	570.4
POSTEMPLOYMENT BENEFIT LIABILITIES	498.0	445.8
LONG-TERM DEBT	725.0	525.0
BELOW-MARKET SALES CONTRACTS	196.3	153.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	170.2	124.3
DEFERRED INCOME TAXES	151.2	70.8
OTHER LIABILITIES	190.4	212.7

TOTAL LIABILITIES	2,645.4	2,102.3
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 138,845,469 shares (2009 - 134,623,528 shares);
Outstanding - 135,441,226 shares (2009 - 130,971,470 shares)	17.3	16.8
Capital in excess of par value of shares	871.3	695.4
Retained Earnings	2,296.4	1,973.1
Cost of 3,404,243 common shares in treasury (2009 - 3,652,058 shares)	(18.6)	(19.9)
Accumulated other comprehensive loss	(166.6)	(122.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	2,999.8	2,542.8

NONCONTROLLING INTEREST	(8.9)	(5.8)

TOTAL EQUITY	2,990.9	2,537.0

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES AND EQUITY	$5,636.3	$4,639.3

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Six Months Ended June 30,
	2010	2009
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES
Net income	$354.1	$37.6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	155.1	114.7
Changes in deferred revenue	(16.7)	(24.8)
Deferred income taxes	56.6	63.1
Equity (income) loss in ventures (net of tax)	(4.8)	34.7
Derivatives and currency hedges	(107.2)	(120.7)
Gain on acquisition of controlling interests	(60.6)	-
Other	8.1	(2.3)
Changes in operating assets and liabilities:
Receivables and other assets	(115.0)	(21.2)
Product inventories	(75.0)	(79.8)
Payables and accrued expenses	41.1	(161.6)

Net cash provided (used) by operating activities	235.7	(160.3)
INVESTING ACTIVITIES
Acquisition of controlling interests, net of cash acquired	(107.2)	-
Purchase of property, plant and equipment	(63.0)	(60.5)
Investments in ventures	(181.4)	(44.8)
Investments in marketable securities	(6.5)	(3.9)
Redemption of marketable securities	-	5.4
Proceeds from sale of assets	0.9	23.8

Net cash used by investing activities	(357.2)	(80.0)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	-	347.5
Borrowings under credit facility	-	274.2
Repayments under credit facility	-	(276.1)
Net proceeds from issuance of senior notes	395.1	-
Repayment of term loan	(200.0)	-
Common stock dividends	(30.8)	(15.2)
Other financing activities	(16.6)	(3.3)

Net cash provided by financing activities	147.7	327.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.4)	8.8

INCREASE IN CASH AND CASH EQUIVALENTS	24.8	95.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	502.7	179.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$527.5	$274.6

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

On January 27, 2010, we acquired all of the outstanding shares of Freewest, a Canadian-based mineral exploration company, for C$1.00 per share, thereby increasing our ownership interest in Freewest to 100 percent. The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2010 reflect the acquisition of the remaining interest in Freewest since that date. At December 31, 2009, our ownership in Freewest represented approximately 12.4 percent of its outstanding shares; we did not exercise significant influence, and the investment was classified as an available-for-sale security. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

We acquired the remaining 73.2 percent interest in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2010 reflect the acquisition of the remaining interest in Wabush since that date. At December 31, 2009, our 26.8 percent ownership interest in Wabush was accounted for as an equity method investment. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. As of June 30, 2010, we held 27.4 million shares of Spider, representing approximately four percent of its issued and outstanding shares. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived. Consequently, we own approximately 85 percent of Spider as of July 26, 2010 and have obtained majority ownership of the “Big Daddy” chromite deposit located in Northern Ontario. Refer to NOTE 21 – SUBSEQUENT EVENTS for further information.

On July 2, 2010, we entered into a definitive agreement to acquire all of the coal operations of privately owned INR Energy, LLC (“INR”), a producer of high-volatile metallurgical and thermal coal located in southern West Virginia, for $757 million in cash. INR’s operations include two underground continuous mining method metallurgical coal mines and one open surface mine. The offer is subject to customary closing conditions and is expected to close on July 30, 2010. Upon closing of the transaction, the business will be reported in our North American Coal segment. Refer to NOTE 21 – SUBSEQUENT EVENTS for further information.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2010 and December 31, 2009. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	June 30, 2010	December 31, 2009

Amapá	Investments in ventures	30	$450.9	$272.4
AusQuest	Investments in ventures	30	21.4	22.7
Cockatoo	Investments in ventures	50	23.5	9.1
Wabush (1)	Other liabilities	100	-	(11.4)
Hibbing	Other liabilities	23	(8.2)	(11.6)
Other	Investments in ventures		9.9	10.9

			$497.5	$292.1

(1)

On February 1, 2010, we acquired U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership interest in Wabush from 26.8 percent as of December 31, 2009 to 100 percent as of June 30, 2010. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

Our share of the results from Amapá and AusQuest are reflected as Equity income (loss) from ventures on the Statements of Unaudited Condensed Consolidated Operations. Our share of equity income (loss) from Cockatoo and Hibbing is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces the cost of our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in these unconsolidated ventures.

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

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the consolidation guidance for variable interest entities, amended in June of 2009. The amendment was issued in response to perceived shortcomings in the consolidation model that were highlighted by recent market events, including concerns about the ability to structure transactions under the current guidance to avoid consolidation, balanced with the need for more relevant, timely, and reliable information about an enterprise's involvement in a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable interest entity. The new guidance was effective January 1, 2010 for calendar year-end companies. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

In February 2010, the FASB issued amended guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. We adopted this amendment as of the interim period ended March 31, 2010. Refer to NOTE 21 – SUBSEQUENT EVENTS for further information.

NOTE 2 – SEGMENT REPORTING

Our company’s primary operations are organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our two North American coking coal mining complexes that provide metallurgical coal primarily to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Ferroalloys operating segment is comprised of our recently acquired chromite deposits in Northern Ontario, Canada. Our Global Exploration Group was established in 2009 and is focused on early involvement in exploration and development activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2010 and 2009:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Revenues from product sales and services:
North American Iron Ore	$714.8	60%	$262.8	67%	$1,172.1	61%	$451.1	53%
North American Coal	116.2	10%	30.8	8%	197.3	10%	87.3	10%
Asia Pacific Iron Ore	309.4	26%	73.4	19%	468.9	25%	240.1	28%
Other	43.9	4%	23.3	6%	73.7	4%	76.6	9%

Total revenues from product sales and services	$1,184.3	100%	$390.3	100%	$1,912.0	100%	$855.1	100%

Sales margin:
North American Iron Ore	$208.5		$33.6		$318.0		$18.6
North American Coal	23.0		(19.1)		12.4		(47.9)
Asia Pacific Iron Ore	169.1		(17.2)		212.8		40.3
Other	14.1		(9.0)		21.5		19.7

Sales margin	414.7		(11.7)		564.7		30.7
Other operating expense	(48.9)		(5.6)		(85.5)		(36.6)
Other income (expense)	(14.1)		70.4		41.7		61.7

Income from continuing operations before income taxes and equity income (loss) from ventures	$351.7		$53.1		$520.9		$55.8

Depreciation, depletion and amortization:
North American Iron Ore	$30.1		$15.1		$53.1		$32.0
North American Coal	11.3		8.8		23.0		18.5
Asia Pacific Iron Ore	40.3		32.6		66.2		59.2
Other	6.8		2.7		12.8		5.0

Total depreciation, depletion and amortization	$88.5		$59.2		$155.1		$114.7

Capital additions (1):
North American Iron Ore	$22.4		$13.9		$31.8		$21.5
North American Coal	9.8		4.0		13.9		12.5
Asia Pacific Iron Ore	12.5		15.5		20.2		72.9
Other	2.2		5.4		4.8		6.9

Total capital additions	$46.9		$38.8		$70.7		$113.8

(1) Includes capital lease additions.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2010	December 31, 2009
Segment Assets:
North American Iron Ore	$2,094.1	$1,478.9
North American Coal	782.1	765.0
Asia Pacific Iron Ore	1,459.3	1,388.2
Other	668.5	300.0

Total segment assets	5,004.0	3,932.1
Corporate	632.3	707.2

Total assets	$5,636.3	$4,639.3

NOTE 3 – ACCOUNTS RECEIVABLE

The following summarizes our trade accounts receivable recorded in Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2010 and December 31, 2009:

	(In Millions)
Segment	June 30, 2010	December 31, 2009
North American Iron Ore	$104.3	$18.8
North American Coal	55.9	27.9
Asia Pacific Iron Ore	80.7	39.3
Other	12.6	15.8

Total	$253.5	$101.8

The amount reported as trade accounts receivable as of June 30, 2010 includes $83.3 million of current derivative assets related to provisional pricing agreements with certain of our North American Iron Ore customers. The classification of the derivatives within Accounts receivable reflects the amount we have provisionally agreed upon with our customers until a final price settlement is reached and represents the amount we have invoiced for shipments made to such customers and expect to collect in cash in the short-term to fund operations. The incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement for the current year is classified as current Derivative assets on the Statement of Unaudited Condensed Consolidated Financial Position as of June 30, 2010. Refer to NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2010 and December 31, 2009:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$2.0	Derivative assets (current)	$4.2	Other current liabilities	$4.1	Other current liabilities	$-
					Other Liabilities	1.5	Other Liabilities	-
Customer Supply Agreements	Derivative assets (current)	77.1	Derivative assets (current)	47.3
			Deposits and miscellaneous	15.9
Provisional Pricing Arrangements	Derivative assets (current)	78.5		-
	Accounts receivable	83.3		-

Total derivatives not designated as hedging instruments under ASC 815		$240.9		$67.4		$5.6		$-

Total derivatives		$240.9		$67.4		$5.6		$-

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. United States currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective July 1, 2008, we discontinued hedge accounting for these derivatives, but continue to hold these instruments as economic hedges to manage currency risk.

We entered into additional foreign exchange contracts during the first six months of 2010, and as of June 30, 2010, we had outstanding exchange rate contracts with a notional amount of $249.0 million in the form of call options, collar options, and forward exchange contracts with varying maturity dates ranging from July 2010 to December 2011. This compares with outstanding exchange rate contracts with a notional amount of $108.5 million as of December 31, 2009.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2010, the change in fair value of our foreign currency contracts resulted in net losses of $10.0 million and $7.7 million, respectively, based on the Australian to U.S. dollar spot rate of 0.85 at June 30, 2010. This compares with net gains of $79.3 million and $76.0 million, respectively, for the three and six months ended June 30, 2009, based on the Australian to U.S. dollar spot rate of 0.81 at June 30, 2009. The amounts that were previously recorded as a component of Other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized upon maturity of the related contracts. For the three and six months ended June 30, 2010, we reclassified gains of $1.6 million and $3.2 million, respectively, from Accumulated other comprehensive loss related to contracts that matured during the year, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations in each respective period. Gains of $3.5 million and $9.9 million, respectively, were reclassified to earnings for the three and six months ended June 30, 2009. As of June 30, 2010, approximately $0.7 million of gains remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate the remaining $0.7 million will be reclassified to Product revenues in the next 12 months upon maturity of the related contracts.

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

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $48.4 million and $68.3 million, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2010, related to the supplemental payments. This compares with Product revenues of $5.2 million and a reduction to Product revenues of $21.7 million, respectively, for the comparable periods in 2009. Derivative assets, representing the fair value of the pricing factors, were $77.1 million and $63.2 million, respectively, on the June 30, 2010 and December 31, 2009 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

During the first half of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing North American Iron Ore customer supply agreements and in some cases have begun discussing the terms of such agreements with certain of our customers. As a result, we have recorded certain shipments made in the first half of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. We recognized $389.3 million and $731.5 million, respectively, as an increase in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2010 under these pricing provisions. Such amounts also include revenue adjustments related to provisional pricing arrangements with our Asia Pacific Iron Ore customers, which were recorded as Derivative assets as of March 31, 2010 and subsequently settled during the second quarter of 2010. Settlement resulted in an increase in Product revenues of $36.7 million on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2010 related to shipments made in the first quarter of 2010. For the three and six months ended June 30, 2009, we recognized a reduction in Product revenues of $24.1 million and $28.2 million, respectively, related to pricing provisions primarily for Asia Pacific Iron Ore based on the estimated forward settlement of the 2009 annual international benchmark price until it actually settled. As of June 30, 2010, we have recorded approximately $78.5 million as current Derivative assets on the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final pricing in the current year with our North American Iron Ore customers. This amount represents the incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement for the current year. As of June 30, 2010, we also have derivatives of $83.3 million classified as Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we have provisionally agreed upon with our customers until a final price settlement is reached. Refer to NOTE 3 – ACCOUNTS RECEIVABLE for additional information. In 2009, the derivative instrument was settled in the fourth quarter upon settlement of the pricing provisions with each of our customers, and is therefore not reflected on the Statements of Condensed Consolidated Financial Position at December 31, 2009.

We are currently in discussions with customers regarding how our supply agreements will take into account the new pricing mechanisms. Additionally, we currently have arbitration pending relating to the price adjustment provisions of two supply agreements, as further discussed under Part II – Item 1, Legal Proceedings. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which would have a material effect on our results of operations. The outcome and timing of the arbitrations are uncertain and could extend beyond 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2010 and 2009:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Foreign Exchange Contracts	Product Revenues	$2.2	$0.6	$5.0	$0.8
Foreign Exchange Contracts	Other Income (Expense)	(10.0)	79.3	(7.7)	76.0
Customer Supply Agreements	Product Revenues	48.4	5.2	68.3	(21.7)
Provisional Pricing Arrangements	Product Revenues	389.3	(24.1)	731.5	(28.2)
United Taconite Purchase Provision	Product Revenues	-	35.8	-	76.6

Total		$429.9	$96.8	$797.1	$103.5

Refer to NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 5 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2010 and December 31, 2009:

	(In Millions)
	June 30, 2010			December 31, 2009
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$247.7	$40.4	$288.1	$172.7	$18.4	$191.1
North American Coal	16.7	4.3	21.0	14.9	1.4	16.3
Asia Pacific Iron Ore	25.5	23.1	48.6	28.6	31.7	60.3
Other	8.7	5.4	14.1	1.6	3.2	4.8

Total	$298.6	$73.2	$371.8	$217.8	$54.7	$272.5

NOTE 6 – MARKETABLE SECURITIES

At June 30, 2010 and December 31, 2009, we had $79.0 million and $99.3 million, respectively, of marketable securities as follows:

	(In Millions)
	June 30, 2010	December 31, 2009
Held to maturity - current	$15.0	$11.2
Held to maturity - non-current	2.6	7.1

	17.6	18.3

Available for sale - non-current	61.4	81.0

Total	$79.0	$99.3

Marketable securities classified as held-to-maturity are measured and stated at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset-backed securities	$2.6	$-	$(1.0)	$1.6
Floating rate notes	15.0	-	-	15.0

Total	$17.6	$-	$(1.0)	$16.6

	December 31, 2009 (In Millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Asset-backed securities	$2.7	$-	$(1.2)	$1.5
Floating rate notes	15.6	-	(0.2)	15.4

Total	$18.3	$-	$(1.4)	$16.9

Investment securities held-to-maturity at June 30, 2010 and December 31, 2009 have contractual maturities as follows:

	(In Millions)
	June 30, 2010	December 31, 2009
Asset-backed securities:
Within 1 year	$-	$-
1 to 5 years	2.6	2.7

	$2.6	$2.7

Floating rate notes:
Within 1 year	$15.0	$11.2
1 to 5 years	-	4.4

	$15.0	$15.6

The following table shows our gross unrealized losses and fair value of securities classified as held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	12 months or longer (In Millions)
	June 30, 2010		December 31, 2009
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Asset-backed securities	$(1.0)	$1.6	$(1.2)	$1.5
Floating rate notes	-	8.5	(0.2)	13.2

	$(1.0)	$10.1	$(1.4)	$14.7

There were no held-to-maturity securities that were in a continuous unrealized loss position for less than 12 months as of June 30, 2010 or December 31, 2009. We believe that the unrealized losses on the held-to-maturity portfolio at June 30, 2010 are temporary and are related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. We expect to recover the entire amortized cost basis of the held-to-maturity debt securities, and we intend to hold these investments until maturity.

In July 2010, we sold substantially all of our held-to-maturity portfolio for approximately $15.6 million, resulting in a realized loss of $0.1 million. The majority of our held-to-maturity securities were due to mature by the end of 2010, and the decision to sell was made in order to increase the availability of cash for the funding of certain strategic transactions, including the acquisitions of Spider and INR.

Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Other comprehensive income. The cost, gross unrealized gains and losses and fair value of securities classified as available-for-sale at June 30, 2010 and December 31, 2009 are summarized as follows:

	(In Millions)
	June 30, 2010
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$39.2	$26.2	$(4.0)	$61.4

	(In Millions)
	December 31, 2009
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$35.6	$46.1	$(0.7)	$81.0

NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Wabush

We acquired the remaining 73.2 percent interest in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. Our full ownership of Wabush has been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration transferred totaled $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest has increased our North American Iron Ore equity production capacity by approximately 4.0 million tons and has added more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

Prior to the acquisition date, we accounted for our 26.8 percent interest in Wabush as an equity-method investment. The acquisition-date fair value of the previous equity interest was $39.7 million. We recognized a gain of $47.0 million as a result of remeasuring our prior equity interest in Wabush held before the business combination. The gain was recognized in the first quarter of 2010 and is included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the six months ended June 30, 2010.

The following table summarizes the consideration paid for Wabush and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value estimates were made in the first quarter of 2010 and remain unchanged as of June 30, 2010. We are in the process of completing certain valuations of the assets acquired and liabilities assumed related to the acquisition, most notably, tangible assets, deferred taxes and goodwill, and the final allocation will be made when completed. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

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

Of the $66.4 million of acquired intangible assets, $54.7 million was assigned to the value of a utility contract that provides favorable rates compared with prevailing market rates and will be amortized on a straight-line basis over the five-year remaining life of the contract. The remaining $11.7 million was assigned to the value of an easement agreement that is anticipated to provide a fee to Wabush for rail traffic moving over Wabush lands and will be amortized over a 30-year period.

The $15.4 million of preliminary goodwill resulting from the acquisition was assigned to our North American Iron Ore business segment. The preliminary goodwill recognized is primarily attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the preliminary goodwill is expected to be deductible for income tax purposes.

As our fair value estimates remain unchanged from the first quarter of 2010, there were no significant changes to the purchase price allocation from the initial allocation reported for the period ended June 30, 2010. We expect to finalize the purchase price allocation for the acquisition of Wabush later this year.

Refer to NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base-metal properties in Eastern Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest, for C$1.00 per share, including its interest in the Ring of Fire properties, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the condensed consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that would form the foundation of North America’s only ferrochrome production operation. The planned mine is expected to produce 1 million to 2 million tonnes of high-grade chromite ore annually, which will be further processed into 400 thousand to 800 thousand tonnes of ferrochrome. Total purchase consideration for the acquisition was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition-date fair value of the consideration transferred was determined based on the closing market price of our common shares on the acquisition date.

Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition-date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million in the first quarter of 2010 as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the six months ended June 30, 2010.

The following table summarizes the consideration paid for Freewest and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value estimates were made in the first quarter of 2010 and remain unchanged as of June 30, 2010. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, mineral lands and deferred taxes, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future.

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

As our fair value estimates remain unchanged from the first quarter of 2010, there were no significant changes to the purchase price allocation from the initial allocation reported for the period ended June 30, 2010. We expect to finalize the purchase price allocation for the acquisition of Freewest later this year.

Spider

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. As of June 30, 2010, we held 27.4 million shares of Spider, representing approximately four percent of its issued and outstanding shares. As noted above, through our acquisition of Freewest during the first quarter of 2010, we acquired an interest in the Ring of Fire properties, which comprise three premier chromite deposits. As of June 30, 2010, we owned 47 percent of the “Big Daddy” chromite deposit located in Northern Ontario. The Spider acquisition allows us to obtain majority ownership of that chromite deposit, based on Spider’s ownership percentage in the deposit of 26.5 percent as of June 30, 2010.

On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived. Consequently, we own approximately 85 percent of Spider as of July 26, 2010, representing a majority of the common shares outstanding on a fully-diluted basis. Spider will be included in our Ferroalloys operating segment. Refer to NOTE 21 – SUBSEQUENT EVENTS for further information.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit for the six months ended June 30, 2010 and the year ended December 31, 2009:

	(In Millions)
	June 30, 2010			December 31, 2009 (1)
	North American Iron Ore	Asia Pacific Iron Ore	Total	North American Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$72.6	$74.6	$2.0	$-	$2.0
Arising in business combinations	15.4	-	15.4	-	68.3	68.3
Impact of foreign currency translation	-	(2.9)	(2.9)	-	4.3	4.3

Ending Balance	$17.4	$69.7	$87.1	$2.0	$72.6	$74.6

(1) Represents a 12-month rollforward of our goodwill by reportable unit at December 31, 2009.

The increase in the balance of goodwill as of June 30, 2010 is due to the preliminary assignment of $15.4 million to goodwill in the first quarter of 2010 based on the preliminary purchase price allocation for the acquisition of the remaining interest in Wabush. There have been no significant changes to the purchase price allocation from the initial allocation that was reported for the period ended March 31, 2010. The balance of $87.1 million and $74.6 million at June 30, 2010 and December 31, 2009, respectively, is presented as Goodwill on the Statements of Unaudited Condensed Consolidated Financial Position. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of June 30, 2010 and December 31, 2009:

		(In Millions)
		June 30, 2010			December 31, 2009
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets	$118.3	$(11.3)	$107.0	$120.3	$(8.2)	$112.1
Utility contracts	Intangible assets	54.7	(4.6)	50.1	-	-	-
Easements	Intangible assets	11.7	(0.2)	11.5	-	-	-
Leases	Intangible assets	3.1	(2.8)	0.3	3.1	(2.8)	0.3
Unpatented technology	Intangible assets	4.0	(2.0)	2.0	4.0	(1.6)	2.4

Total intangible assets		$191.8	$(20.9)	$170.9	$127.4	$(12.6)	$114.8

Below-market sales contracts	Current liabilities	$(43.2)	$-	$(43.2)	$(30.3)	$-	$(30.3)
Below-market sales contracts	Long-term liabilities	(253.5)	57.2	(196.3)	(198.7)	45.4	(153.3)

Total below-market sales contracts		$(296.7)	$57.2	$(239.5)	$(229.0)	$45.4	$(183.6)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $4.3 million and $8.3 million, respectively, for the three and six months ended June 30, 2010, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $3.0 million and $4.8 million, respectively, for the comparable periods in 2009. The estimated amortization expense relating to intangible assets for the remainder of 2010 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2010 (remaining six months)	$8.9
2011	18.1
2012	18.1
2013	17.2
2014	17.2
2015	6.1

Total	$85.6

The below-market sales contracts are classified as a liability and recognized over the remaining terms of the underlying contracts, which range from 3.5 to 8.5 years. For the three and six months ended June 30, 2010 we recognized $11.8 million in Product revenues related to the below-market sales contracts, compared with $10.1 million for the three and six months ended June 30, 2009. The following amounts will be recognized in earnings for the remainder of 2010 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2010 (remaining six months)	$31.4
2011	48.6
2012	45.3
2013	45.3
2014	23.0
2015	23.0

Total	$216.6

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at June 30, 2010 and December 31, 2009:

	(In Millions)
	June 30, 2010
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$235.9	$-	$-		$235.9
Derivative assets	-	-	238.9	(1)	238.9
Marketable securities	61.4	-	-		61.4
Foreign exchange contracts	-	2.0	-		2.0

Total	$297.3	$2.0	$238.9		$538.2

Liabilities:
Foreign exchange contracts	$-	$(5.6)	$-		$(5.6)

Total	$-	$(5.6)	$-		$(5.6)

(1)

Derivative assets includes $83.3 million classified as Accounts receivable on the Statement of Unaudited Condensed Consolidated Financial Position as of June 30, 2010. Refer to NOTE 3 - ACCOUNTS RECEIVABLE and NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

Financial assets classified in Level 1 at June 30, 2010 and December 31, 2009 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2010 and December 31, 2009, such derivative financial instruments include substantially all of our foreign exchange hedge contracts. The fair value of the foreign exchange hedge contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The derivative financial assets classified within Level 3 at June 30, 2010 and December 31, 2009 include a derivative instrument embedded in certain supply agreements with one of our North American Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

The Level 3 derivative assets at June 30, 2010 also consist of freestanding derivatives related to certain supply agreements with our North American Iron Ore customers. As a result of a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and potential elimination of the annual benchmark system, we are in the process of discussing the terms of certain of our customer supply agreements and have recorded certain shipments made in the first half of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for 2010 and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets or liabilities measured at fair value on a non-recurring basis at June 30, 2010 or December 31, 2009.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2010. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009.

	(In Millions)
	Derivative Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$171.0	$30.1	$63.2	$76.6
Total gains (losses)
Included in earnings	437.7	5.2	799.8	(21.7)
Included in other comprehensive income	-	-	-	-
Settlements	(369.8)	(9.9)	(624.1)	(29.5)
Transfers in to Level 3	-	-	-	-

Ending balance - June 30	$238.9	$25.4	$238.9	$25.4

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$400.9	$5.2	$639.8	$(21.7)

Gains and losses included in earnings are reported in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2010 and 2009.

The carrying amount and fair value of our long-term receivables and long-term debt at June 30, 2010 and December 31, 2009 were as follows:

	(In Millions)
	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$18.7	$21.4	$17.5
ArcelorMittal USA - Ispat receivable	35.6	43.0	38.3	45.7
Other	7.9	7.9	-	-

Total long-term receivables (1)	$65.8	$69.6	$59.7	$63.2

Long-term debt:
Senior notes - $400 million	$400.0	$417.7	$-	$-
Senior notes - $325 million	325.0	353.9	325.0	332.9
Term loan	-	-	200.0	200.0
Customer borrowings	-	-	4.6	4.6

Total long-term debt	$725.0	$771.6	$529.6	$537.5

(1) Includes current portion.

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly, and payments began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of June 30, 2010, we have a receivable of $22.3 million recorded in Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $21.4 million recorded as of December 31, 2009. The fair value of the receivable of $18.7 million and $17.5 million at June 30, 2010 and December 31, 2009, respectively, is based on a discount rate of 5.8 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $35.6 million and $38.3 million at June 30, 2010 and December 31, 2009, respectively. The fair value of the receivable of $43.0 million and $45.7 million at June 30, 2010 and December 31, 2009, respectively, is based on a discount rate of 3.8 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest debt and approximate fair value. See NOTE 10 – DEBT AND CREDIT FACILITIES for further information.

NOTE 10 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of June 30, 2010 and December 31, 2009:

($ in Millions)
June 30, 2010
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

(2) As of June 30, 2010 and December 31, 2009, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $62.2 million and $31.4 million, respectively, reducing available borrowing capacity to $537.8 million and $568.6 million, respectively.

The terms of the private placement senior notes and the credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of June 30, 2010 and December 31, 2009, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facility.

$400 Million Senior Notes Offering

On March 17, 2010, we completed a $400 million public offering of senior notes due March 15, 2020. Interest at a fixed rate of 5.90 percent is payable on March 15 and September 15 of each year, beginning on September 15, 2010, until maturity on March 15, 2020. The senior notes are unsecured obligations and rank equally with all of our other existing and future senior unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.

A portion of the net proceeds from the senior notes offering was used for the repayment of our $200 million term loan under our credit facility, which we repaid on March 31, 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding of $100.8 million on May 27, 2010. Other uses of the proceeds may include repayment of all or a portion of other debt obligations and the funding of other strategic transactions, such as the acquisitions of Spider and INR. Refer to NOTE 21 – SUBSEQUENT EVENTS for further information.

The senior notes may be redeemed any time at our option after 30 days but within no more than 60 days of notice to the note holders. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis, plus accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

The terms of the senior notes contain certain customary covenants; however, there are no financial covenants.

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a new A$40 million ($34.3 million) bank contingent instrument facility and cash advance facility to replace the existing A$40 million multi-option facility, which was extended through June 30, 2010 and subsequently renewed until June 30, 2011. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of June 30, 2010, the outstanding bank guarantees under this facility totaled A$20.5 million ($17.6 million), thereby reducing borrowing capacity to A$19.5 million ($16.7 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of June 30, 2010, we were in compliance with these financial covenants.

Latin America

During the first six months of 2010, Amapá repaid its total project debt outstanding, for which we had provided a several guarantee on our 30 percent share. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment, our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed through Equity income (loss) from ventures in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2010. The fair value was estimated using a discounted cash flow model based upon the spread between guaranteed and non-guaranteed debt over the period the debt was expected to be outstanding.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at June 30, 2010, total $270 million in 2013, $55 million in 2015 and $400 million thereafter.

Refer to NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 11 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $6.0 million and $11.9 million, respectively, for the three and six months ended June 30, 2010, compared with $7.0 million and $14.0 million, respectively, for the same periods in 2009.

Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2010 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2010 (July 1 - December 31)	$15.9		$11.9
2011	28.1		19.8
2012	27.0		16.3
2013	21.3		16.2
2014	20.8		11.9
2015 and thereafter	64.9		12.8

Total minimum lease payments	178.0		$88.9

Amounts representing interest	44.6

Present value of net minimum lease payments	$133.4	(1)

(1)  The total is comprised of $19.3 million and $114.1 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2010.

NOTE 12 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $178.4 million and $132.3 million at June 30, 2010 and December 31, 2009, respectively. The following is a summary of the obligations as of June 30, 2010 and December 31, 2009:

	(In Millions)
	June 30, 2010	December 31, 2009
Environmental	$14.3	$14.5
Mine closure
LTVSMC	15.1	13.9
Operating mines:
North American Iron Ore	101.1	56.9
North American Coal	31.4	30.3
Asia Pacific Iron Ore	11.4	11.4
Other	5.1	5.3

Total mine closure	164.1	117.8

Total environmental and mine closure obligations	178.4	132.3
Less current portion	8.2	8.0

Long-term environmental and mine closure obligations	$170.2	$124.3

Environmental

Our environmental liability of $14.3 million and $14.5 million at June 30, 2010 and December 31, 2009, respectively, primarily relates to the Rio Tinto Mine Site, an historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the Nevada DEP and the RTWG, composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. In 2009, the RTWG entered into an allocation agreement to resolve differences over the allocation of any negotiated remedy, under which we are obligated to fund 32.5 percent of the contemplated insured fixed-price cleanup (“IFC”). In the event an IFC is not implemented, the RTWG has agreed on allocation percentages, with Cliffs being committed to fund 32.5 percent of any remedy. We have an environmental liability of $9.4 million and $9.5 million recorded on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2010 and December 31, 2009, respectively, related to this issue. We believe our current reserve is adequate to fund our anticipated portion of the IFC. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2010.

Mine Closure

Our mine closure obligations are for our five consolidated North American operating iron ore mines, our two operating North American coal mining complexes, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2010 and the year ended December 31, 2009:

	(In Millions)
	June 30, 2010	December 31, 2009 (1)
Asset retirement obligation at beginning of period	$103.9	$86.8
Accretion expense	6.3	6.8
Exchange rate changes	(0.8)	3.6
Revision in estimated cash flows	-	6.7
Acquired through business combinations	39.6	-

Asset retirement obligation at end of period	$149.0	$103.9

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2009.

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2010 and 2009:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$4.6	$3.0	$9.0	$6.5
Interest cost	13.1	8.9	25.6	19.8
Expected return on plan assets	(13.5)	(7.3)	(26.1)	(17.3)
Amortization:
Prior service costs	1.0	0.9	2.1	1.9
Net actuarial losses	6.0	6.3	11.9	13.0

Net periodic benefit cost	$11.2	$11.8	$22.5	$23.9

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$1.6	$1.1	$3.2	$2.3
Interest cost	5.5	4.3	10.7	8.7
Expected return on plan assets	(3.3)	(2.2)	(6.5)	(4.5)
Amortization:
Prior service costs	0.5	0.5	0.9	0.9
Net actuarial losses	1.7	2.6	3.4	5.1

Net periodic benefit cost	$6.0	$6.3	$11.7	$12.5

We made pension contributions of $11.7 million for the six months ended June 30, 2010. OPEB contributions were $17.4 million and $14.9 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 14 – STOCK COMPENSATION PLANS

Employees’ Plans

On May 11, 2010, our shareholders approved and adopted an amendment and restatement of the 2007 ICE Plan to increase the authorized number of shares available for issuance under the plan and to provide an annual limitation on the number of shares available to grant to any one participant in any fiscal year of 500,000 common shares. As of June 30, 2010, the Company’s 2007 ICE Plan, as amended and restated (“ICE Plan”), authorized up to 11,000,000 of our common shares to be issued as stock options, stock appreciation rights, restricted shares, restricted share units, retention units, deferred shares, and performance shares or performance units.

For the outstanding plan year agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation and Organization Committee (“Committee”) of the Board of Directors. The performance share grants vest over a period of three years and are intended to be paid out in common shares. Performance is measured on the basis of two factors: 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow. The final payout varies from zero to 150 percent of the performance shares awarded. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares at a time determined by the Committee at its discretion.

On March 8, 2010, the Committee approved a grant under our shareholder approved ICE Plan for the performance period 2010-2012. A total of 367,430 shares were granted under the award, consisting of 272,700 performance shares and 94,730 restricted share units. During the second quarter of 2010 additional shares were granted under the ICE Plan, consisting of 17,755 performance shares and 13,015 restricted share units, restricted stock and retention units.

The performance shares awarded under the ICE Plan to the Company’s Chief Executive Officer on December 17, 2009 and March 8, 2010 of 67,009 shares and 18,720 shares, respectively, met the aggregate value added performance objective under the award terms as of June 30, 2010. The number of shares paid out under these particular awards at the end of each incentive period will be determined by the Committee based upon the achievement of certain other performance factors evaluated solely at the Committee’s discretion and may be reduced from the 67,009 shares and 18,720 shares granted. These other performance factors are in addition to the aggregate value added performance factor described above. As a result of this uncertainty, a grant date has not yet been determined for this award for purposes of measuring and recognizing compensation cost.

Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock and retention units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

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

The following assumptions were utilized to estimate the fair value for the 2010 performance share grants:

Period (1)	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
First Quarter	$60.17	2.82	94.6%	1.28%	0.59%	$36.28	60.30%
Second Quarter	$56.12 - $74.02	2.82	94.6%	1.28%	0.59%	$33.84 - $44.63	60.30%

(1)	Performance shares were granted during the first quarter of 2010 on March 8, 2010 and during the second quarter of 2010 on April 6, April 12, April 26, May 3, and June 14, 2010.

The fair value of the restricted share units is determined based on the closing price of the Company’s shares on the grant date. The restricted share units granted under the Plan vest over a period of three years.

Nonemployee Directors

On May 11, 2010, an annual equity grant was awarded under our Directors’ Plan to all Nonemployee Directors elected or re-elected by the shareholders as follows:

Date of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
May 11, 2010	3,963	7,926	1,321

The Directors’ Plan provides for an annual equity grant, which is awarded at the time of our Annual Meeting of Shareholders each year to all Nonemployee Directors elected or re-elected by the shareholders. The value of the equity grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our Annual Meeting date is divided into the equity grant to determine the number of restricted shares awarded. Effective May 1, 2008, Nonemployee Directors received an annual retainer fee of $50,000 and an annual equity award of $75,000. The Directors’ Plan offers the Nonemployee Director the opportunity to defer all or a portion of the Annual Directors’ Retainer fees, Chair retainers, meeting fees, and the Equity Grant into the Compensation Plan. A Director who is 69 or older at the equity grant date will receive common shares with no restrictions.

NOTE 15 – INCOME TAXES

Our tax provision for the three and six months ended June 30, 2010 was $99.3 million and $171.6 million, respectively. The tax provision for the six months ended June 30, 2010 includes $23.1 million of expense for discrete items primarily related to expense associated with the PPACA and the Reconciliation Act, which were both signed into law in March 2010. The effective tax rate for the first six months of 2010 is approximately 33.0 percent. Our 2010 expected effective tax rate for the full year is approximately 28.5 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of June 30, 2010, our valuation allowance against certain deferred tax assets increased by $4.0 million from December 31, 2009 primarily related to ordinary losses of certain foreign operations for which future utilization is currently uncertain as well as a tax basis greater than book basis on certain foreign assets.

As of June 30, 2010, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2010, we had $75.2 million of unrecognized tax benefits. If the $75.2 million was recognized, $74.2 million would impact the effective tax rate. We do not anticipate any significant changes in unrecognized tax benefit obligations will occur within the next 12 months. During the three and six months ended June 30, 2010, we accrued an additional $0.7 million and $1.3 million, respectively, of interest relating to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2007 and forward for the United States, 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 16 – CAPITAL STOCK

Shareholder Rights Plan

On March 9, 2010, our Board of Directors approved the redemption of the rights accompanying our common shares. The rights were issued pursuant to the terms of the Shareholder Rights Plan that was adopted in October 2008. The redemption of the rights effectively terminates the Shareholders Rights Plan. The redemption price of $0.001 per right was paid as part of the common share dividend on June 1, 2010 to shareholders of record as of May 14, 2010. Accordingly, $0.001 of the $0.14 quarterly dividend was allocated to pay the redemption price of the rights.

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14. The increased cash dividend was paid on June 1, 2010 to shareholders on record as of May 14, 2010.

NOTE 17 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three and six months ended June 30, 2010 and 2009:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Cliffs shareholders	$260.7	$45.5	$354.2	$38.1
Other comprehensive income:
Unrealized net gain (loss) on marketable securities - net of tax	(4.3)	4.2	(14.2)	5.3
Foreign currency translation	(73.4)	130.6	(44.3)	129.5
Amortization of net periodic benefit cost - net of tax	4.4	5.7	17.7	17.9
Unrealized gain on interest rate swap - net of tax	-	0.5	-	0.5
Unrealized loss on derivative financial instruments	(1.6)	(3.5)	(3.2)	(9.9)

Total other comprehensive income	(74.9)	137.5	(44.0)	143.3

Total comprehensive income	$185.8	$183.0	$310.2	$181.4

NOTE 18 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Cliffs shareholders	$260.7	$45.5	$354.2	$38.1
Weighted average number of shares:
Basic	135.3	125.1	135.2	119.1
Employee stock plans	0.8	0.7	0.8	0.7

Diluted	136.1	125.8	136.0	119.8

Earnings per common share attributable to Cliffs shareholders - Basic	$1.93	$0.36	$2.62	$0.32

Earnings per common share attributable to Cliffs shareholders - Diluted	$1.92	$0.36	$2.60	$0.32

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2010, we incurred a capital commitment for the construction of a new portal closer to the coal face at our Oak Grove mine in Alabama. The portal, which requires a capital investment of approximately $29 million, of which $20 million has been committed, will significantly decrease transit time to and from the coal face, resulting in among other things, improved safety, greater operational efficiency, increased productivity, lower employment costs and improved employee morale. As of June 30, 2010, capital expenditures related to this purchase were approximately $5 million. Remaining committed expenditures of $15 million are scheduled to be made throughout the remainder of 2010.

In 2008, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $90 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of June 30, 2010, capital expenditures related to this purchase were approximately $29 million. Remaining expenditures of approximately $43 million and $18 million are scheduled to be made in 2010 and 2011, respectively. In July 2010, we made a progress payment on the longwall of approximately $25 million.

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

NOTE 20 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2010 and 2009 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2010	2009
Capital additions	$70.7	$113.8
Cash paid for capital expenditures	63.0	60.5

Difference	$7.7	$53.3

Non-cash accruals	$7.7	$5.5
Capital leases	-	47.8

Total	$7.7	$53.3

Non-cash investing activities for the six months ended June 30, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items for the six months ended June 30, 2010 also include gains of $60.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

NOTE 21 – SUBSEQUENT EVENTS

Potential Acquisition of INR

On July 2, 2010, we entered into a definitive agreement to acquire all of the coal operations of privately owned INR, a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. INR’s operations include two underground continuous mining method metallurgical coal mines and one open surface mine. We plan to finance the $757 million acquisition through available liquidity, including cash on hand and our $600 million credit facility. The acquisition includes a metallurgical and thermal coal mining complex with a coal preparation and processing facility as well as a large, long-life reserve base with an estimated 68 million tons of metallurgical coal and 51 million tons of thermal coal. This reserve base would increase our total global reserve base to over 175 million tons of metallurgical coal and over 57 million tons of thermal coal. The acquisition represents an opportunity for us to add complementary high-quality coal products to our existing operations and provides certain advantages, including among other things, long-life mine assets, operational flexibility, and new equipment. When combined with our current coal production in West Virginia, Alabama and Queensland, Australia, we estimate 2011 global equity production capacity of approximately 9 million tons at a split of approximately 7 million tons metallurgical and 2 million tons thermal. The business will be reported in our North American Coal segment. The acquisition is subject to customary closing conditions and is expected to close on July 30, 2010.

Spider - Acquisition of Majority Position

On July 6, 2010, all of the conditions of our all-cash offer to acquire the remaining common shares of Spider for C$0.19 per share had been satisfied or waived. Consequently, we own approximately 85 percent of Spider as of July 26, 2010, representing a majority of the common shares outstanding on a fully-diluted basis. Spider will be included in our Ferroalloys operating segment. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

We have evaluated subsequent events through the date of financial statement issuance.

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

Overview

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. Our company’s operations are organized according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group.

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

            Despite an extremely challenging economic environment throughout most of 2009, the gradual signs of improvement that began to emerge later in the year have gained momentum throughout the first half of 2010. The strengthening recovery and improving outlook for 2010 is characterized by increasing steel production, higher demand and rising prices. Global crude steel production, a significant driver of our business, was up approximately 30 percent from the comparable period in 2009, with even greater production increases in some areas, including China, where the economy has grown at an annual rate of nearly 12 percent during the first six months of 2010.

Our consolidated revenues for the three and six months ended June 30, 2010 increased to $1.2 billion and $1.9 billion, respectively, with net income per diluted share of $1.92 and $2.60, respectively. This compares with revenues of $390.3 million and $855.1 million, respectively, and net income per diluted share of $0.36 and $0.32, respectively, for the comparable periods in 2009. Based on the signs of marked improvement in customer demand, we have increased production at most of our facilities in order to meet increases in demand. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout the first six months of 2010 primarily led by demand from China. During the first half of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010, reflecting significant increases over 2009 prices for the first and second quarters of 2010. In North America, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements and in some cases have begun discussing the terms of such agreements with certain of our customers. As a result, we have recorded certain shipments made in the first half of 2010 on a provisional basis until final settlement is reached on 2010 pricing, which is expected to increase significantly over final prices reached in 2009.

Results in the current year reflect continued strong performance at our operations around the world and improved pricing for our products. Our strong cash flow generation and positive outlook for our business are allowing us to resume our focus on investments in our assets which will enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with greater confidence and the ability to increase our cash payouts to shareholders. In May 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14. We have also continued to strengthen our balance sheet and enhance financial flexibility during one of the most volatile financial periods in history, including a $400 million public debt offering in the first quarter of 2010, the proceeds of which have or will be used for repayment of all or a portion of debt obligations as well as the funding of other strategic transactions and acquisitions.

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

In the second quarter of 2010, we continued to execute our diversification strategy by commencing a formal offer to acquire all of the outstanding common shares of Spider. The offer has allowed us to obtain majority ownership of the “Big Daddy” chromite deposit located in Northern Ontario. In July 2010, we also entered into a definitive agreement to acquire all of the coal operations of INR, a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. The acquisition represents an opportunity for us to add complementary high-quality coal products to our existing operations and provides certain advantages, including among other things, long-life mine assets, operational flexibility, and new equipment. When combined with our current coal production in West Virginia, Alabama and Queensland, Australia, we estimate 2011 global equity production capacity of approximately 9 million tons.

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

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three months and six months ended June 30, 2010 and 2009:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance Favorable/ (Unfavorable)	2010	2009	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,184.3	$390.3	$794.0	$1,912.0	$855.1	$1,056.9
Cost of goods sold and operating expenses	(769.6)	(402.0)	(367.6)	(1,347.3)	(824.4)	(522.9)

Sales Margin	$414.7	$(11.7)	$426.4	$564.7	$30.7	$534.0

Sales Margin %	35.0%	-3.0%	38.0%	29.5%	3.6%	25.9%

Revenue from Product Sales and Services

Sales revenue for the three and six months ended June 30, 2010 increased $794.0 million and $1.1 billion, respectively, over the comparable periods in 2009. The increase in sales revenue was primarily due to higher sales volumes related to our North American business operations. Sales volumes more than doubled at North American Iron Ore during the first six months of 2010 when compared with the same period last year, and sales volume for North American Coal was 76 percent higher than the comparable prior year period. Improving market conditions throughout the first half of 2010 have led to increasing production in the North American steel industry, and in turn higher demand for iron ore and metallurgical coal. Higher sales volume at North American Iron Ore during the six months ended June 30, 2010 was also due to recognition of 2009 carryover tons in the first quarter of 2010 upon shipment and receipt of payment. In addition, higher sales volumes during the quarter and year-to-date periods are attributable to increased sales of Wabush pellets, which were made available through our acquisition to obtain full ownership of the mine in early February 2010.

Higher sales prices have also contributed to the increase in our consolidated revenue for the three and six months ended June 30, 2010. A recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and potential elimination of the annual benchmark system has caused us to reassess and, in some cases, renegotiate the terms of certain of our supply agreements, primarily with our North American Iron Ore and Asia Pacific Iron Ore customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010, reflecting an increase of 69 percent over 2009 prices for shipments made in the first quarter of 2010, compared with a previously reported estimated increase of 26 percent. Refer to “Impact of Pricing Adjustments” below for additional information. Second quarter pricing settled at increases over 2009 of 94.4 percent and 99.7 percent for lump and fines, respectively. In North America, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements, and have recorded certain shipments made in the first half of 2010 on a provisional basis to reflect the estimated increases in prices until final settlement is reached on 2010 pricing. Prices in 2010 are expected to increase significantly over final prices reached in 2009, thereby contributing to higher revenue levels.

Impact of Pricing Adjustments

Second-quarter results in 2010 and 2009 include adjustments to sales that occurred in the first quarter of each year due to the timing of pricing settlements related to our Asia Pacific Iron Ore segment. In 2010 and 2009, we estimated the amount of the pricing settlements during the first quarter. The table below reflects the impact of adjustments recorded in the second quarter of each year related to first quarter shipments due to differences between the estimated price and the actual price upon settlement. As various settlements resulted in price increases in 2010, these adjustments had a favorable impact on results reported for the second quarter of 2010. Conversely, various settlements resulted in price decreases in 2009, which had a negative impact on results reported for the second quarter of 2009. The retroactive impact on our consolidated results for the three months ended June 30, 2010 and 2009 is set forth in the following table:

(In millions, except per share data)	Three Months Ended June 30,
	2010	2009
Product revenues	$36.7	$(18.4)
Operating income (loss)	34.3	(17.3)
Net income attributable to Cliffs shareholders	24.0	(12.1)
Earnings per common share attributable to Cliffs shareholders - Diluted	$0.18	$(0.10)

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses for the three and six months ended June 30, 2010 increased 91 percent and 63 percent, respectively, over the comparable prior year periods. The increase for both the second quarter and first half of 2010 is primarily attributable to higher costs at both our North American and Asia Pacific business operations as a result of higher sales volume, partially offset by lower idle expense at our North American businesses as a result of higher production levels in 2010 to meet increasing customer demand. Costs were also negatively impacted in the first half of 2010 by approximately $69.6 million related to unfavorable foreign exchange rates compared with the first six months of 2009 and $21.7 million of inventory step-up and amortization of purchase price adjustments primarily related to the accounting for the acquisition of the remaining interest in Wabush.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three and six months ended June 30, 2010 and 2009:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance Favorable/ (Unfavorable)	2010	2009	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(50.2)	$(23.4)	$(26.8)	$(96.2)	$(55.2)	$(41.0)
Casualty recoveries	-	-	-	3.3	-	3.3
Royalties and management fee revenue	2.7	1.3	1.4	4.9	3.7	1.2
Gain (loss) on sale of other assets	0.8	(0.5)	1.3	2.6	0.5	2.1
Miscellaneous - net	(2.2)	17.0	(19.2)	(0.1)	14.4	(14.5)

	$(48.9)	$(5.6)	$(43.3)	$(85.5)	$(36.6)	$(48.9)

Selling, general and administrative expenses in the second quarter and first half of 2010 increased $26.8 million and $41.0 million, respectively, over the same periods in 2009. The increase is primarily due to higher share-based and incentive compensation in each period of $10.4 million and $15.7 million, respectively, as well as additional expense of $10.4 million and $14.7 million for the quarter and year to date, respectively, related to a performance royalty for our investment in Sonoma. We also incurred $4.9 million and $6.5 million in the second quarter and first half of 2010, respectively, related to our involvement in exploration and development activities, as our global exploration group focuses on identifying new world-class projects for future development or projects that add significant value to existing operations.

Miscellaneous – net of $17.0 million and $14.4 million in the second quarter and first half of 2009, respectively, primarily relates to exchange rate gains on foreign currency transactions related to loans denominated in Australian dollars, as a result of the increase in exchange rates during the prior year from A$0.69 at December 31, 2008 to A$0.81 at June 30, 2009.

Other income (expense)

Following is a summary of other income (expense) for the three and six months ended June 30, 2010 and 2009:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance Favorable/ (Unfavorable)	2010	2009	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interests	$-	$-	$-	$60.6	$-	$60.6
Changes in fair value of foreign currency contracts, net	(10.0)	79.3	(89.3)	(7.7)	76.0	(83.7)
Interest income	2.7	2.4	0.3	5.1	5.8	(0.7)
Interest expense	(13.3)	(10.0)	(3.3)	(23.5)	(19.3)	(4.2)
Other non-operating income (expense)	6.5	(1.3)	7.8	7.2	(0.8)	8.0

	$(14.1)	$70.4	$(84.5)	$41.7	$61.7	$(20.0)

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our year-to-date results were impacted by realized gains of approximately $60.6 million related to the realization of the increase in fair value of our previous ownership interest in each investment held prior to the business acquisitions. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in the first half of 2010. In addition, the fair value of our previous 26.8 percent equity interest in Wabush was $39.7 million on February 1, 2010, resulting in a gain of $47.0 million also being recognized in the first half of 2010. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

The impact of changes in the fair value of our foreign currency contracts on the Statements of Unaudited Condensed Consolidated Operations is due to fluctuations in foreign currency exchange rates during the second quarter and first half of 2010. The unfavorable changes in fair value of our foreign currency contracts of $10.0 million and $7.7 million, respectively, for the three and six months ended June 30, 2010 relates to the Australian to U.S. dollar spot rate of A$0.85 as of June 30, 2010, which decreased from the Australian to U.S. dollar spot rate of A$0.90 as of December 31, 2009. The changes in the spot rates are correlated to the depreciation of the Australian dollar relative to the United States dollar during the reporting period. In addition, we entered into additional foreign exchange contracts during the first half of 2010 resulting in the amount of outstanding contracts in our foreign exchange hedge book increasing from $108.5 million at December 31, 2009 to $249.0 million at June 30, 2010. During the six months ended June 30, 2010, approximately $94.5 million of outstanding contracts matured, resulting in a cumulative net realized gain of $3.5 million since inception of the contracts. The following table represents our foreign currency derivative contract position as of June 30, 2010:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1) :
Contracts expiring in the next 12 months	$175.0	0.84	0.85	$(3.0)
Contracts expiring in the next 13 to 24 months	30.0	0.82	0.85	(1.5)

Total	$205.0	0.83	0.85	$(4.5)

AUD Call Options (2)
Contracts expiring in the next 12 months	$44.0	0.88	0.85	$0.9

Total	$44.0	0.88	0.85	$0.9

Total Hedge Contract Portfolio	$249.0			$(3.6)

(1) Includes collar options and forward exchange contracts.

(2) AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three and six months ended June 30, 2010 and 2009:

	(In Millions)		(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income tax benefit (expense)	$(99.3)	$17.6	$(171.6)	$16.5
Effective tax rate	28.2%	-33.0%	33.0%	-30.0%

Our tax provision for the three and six months ended June 30, 2010 was an expense of $99.3 million and $171.6 million, respectively, compared with a credit of $17.6 million and $16.5 million, respectively, for the comparable prior year periods.

The PPACA and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy are reduced beginning in years ending after December 31, 2012. Since the acts were signed into law during the first quarter of 2010, ASC 740 – Income Taxes, required the effect of the tax law change to be recorded as a component of tax expense related to continuing operations during that period. The income tax effect related to the acts for the six months ended June 30, 2010 was a reduction of $16.1 million to the deferred tax asset related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

A reconciliation of our expected tax rate to the actual rate for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010	2009
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Impact of tax law change	3.1	-
Percentage depletion	(6.5)	(42.4)
Impact of foreign operations	(3.4)	(44.3)
Valuation allowance	3.0	24.7
Tax uncertanties	0.7	3.4
Other items - net	1.1	(6.0)

Effective income tax rate including discrete items	33.0	(29.6)
Discrete items	(4.5)	(3.4)

Effective income tax rate without discrete items	28.5%	(33.0)%

The difference in the effective tax rate for the six months ended June 30, 2010 compared with the same period in 2009 is primarily a result of the mix of U.S. and foreign pre-tax book income or loss and the corresponding U.S. tax benefits from percentage depletion.

Discrete items relate to expense resulting from the acts signed into law in March 2010, expense related to prior year U.S. and foreign provisions recognized in the current year and interest related to unrecognized tax benefits.

The valuation allowance of $93.0 million against certain deferred tax assets as of June 30, 2010 relates primarily to ordinary losses of certain foreign operations and to tax basis greater than book basis on certain foreign assets.

For the full year 2010, we expect an effective tax rate of approximately 28.5 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 15 – INCOME TAXES for further information.

Equity Income (Loss) from Ventures

Equity income (loss) from ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income from ventures for the three and six months ended June 30, 2010 of $8.2 million and $4.8 million, respectively, primarily represents our share of the operating results of our equity method investment in Amapá. Such results consist of income of $9.1 million and $6.9 million for each respective period in 2010. Through the first half of 2010, Amapá was generally operating at breakeven levels and is expected to continue to improve operating performance through the second half of 2010. In addition, during the first six months of 2010, Amapá repaid its total project debt outstanding, for which we had provided a several guarantee on our 30 percent share. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement have been relieved, and our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed through Equity income (loss) from ventures for the three and six months ended June 30, 2010. During the second quarter of 2010, we also recorded income of $4.6 million related to the reversal of certain accruals. Breakeven operating results combined with the reversal of the debt guarantee and certain other accruals resulted in income for both the second quarter and first half of 2010 related to our investment in Amapá. This compares with equity losses related to Amapá of $24.8 million and $33.9 million, respectively, for the same periods in 2009. The negative operating results in the prior year are primarily due to slower than anticipated ramp-up of operations and product yields.

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

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended June 30, 2010 and 2009:

	(In Millions)
	Three Months Ended June 30,		Change due to
			Rate	Volume	Idle cost/Production volume variance	Freight and reimbursements	Total change
	2010	2009
Revenues from product sales and services	$714.8	$262.8	$6.1	$424.9	$-	$21.0	$452.0
Cost of goods sold and operating expenses	(506.3)	(229.2)	(37.5)	(254.4)	35.8	(21.0)	(277.1)

Sales margin	$208.5	$33.6	$(31.4)	$170.5	$35.8	$-	$174.9

Sales tons	6.6	2.3

Sales margin for North American Iron Ore was $208.5 million for the second quarter of 2010, compared with a sales margin of $33.6 million for the second quarter of 2009. The improvement over last year is attributable to an increase in revenue of $452.0 million, partially offset by an increase in cost of goods sold and operating expenses of $277.1 million. The increase in revenue is primarily due to higher sales volume during the second quarter of 2010, which caused revenue to increase $424.9 million over the same period in 2009. Sales volumes for the three months ended June 30, 2010 nearly tripled at North American Iron Ore when compared with the same period last year primarily due to additional sales of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010 and an overall increase in customer demand as a result of improving market conditions during the current period.

Increases in sales prices also contributed to higher revenue levels in the second quarter of 2010, resulting in an increase over the prior year quarter of approximately $6.1 million. The increase in pricing is attributable to higher demand in the current year as the market continues to strengthen. There has been a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and potential elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. We are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing North American Iron Ore customer supply agreements and have recorded certain shipments made in the second quarter of 2010 under such contracts on a provisional basis to reflect the estimated increases in iron ore prices until final settlement is reached on 2010 pricing. Such estimates have remained consistent with those reported in the first quarter of 2010 and reflect a 90 percent increase in the price of iron ore pellets in the current year, compared with a settled price decrease in 2009 of 48.3 percent below 2008 prices. As a result, base rate adjustments related to estimated increases in current year pricing have contributed to $352.5 million of higher revenues in the first half of 2010. Revenue in the current period also included $48.4 million related to supplemental contract payments compared with an increase in revenue of $5.2 million in the second quarter of 2009. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers.

Despite significant increases in pricing, the overall impact on revenue for the second quarter of 2010 was an increase of $6.1 million as a result of certain offsetting factors, including the recognition of carryover tons at 2009 pricing for one of our largest customers during the current period. Revenue for the second quarter of 2009 includes 2008 carryover tons at a higher rate. In addition, as discussed further below, we are party to certain arbitration demands filed in relation to the pricing provisions referenced in two customer supply agreements. Given the early stage of one arbitration and uncertainty regarding its outcome as of June 30, 2010, the prices realized for sales under this contract in the current year do not reflect the estimated 90 percent increase in 2010 pricing. Finally, revenue for the second quarter of 2009 was favorably impacted by a $9.7 million adjustment on the undelivered tons associated with our 2008 purchase of the remaining 30 percent interest in United Taconite.

During the second quarter of 2010, we became party to two arbitration demands that were filed in relation to the pricing provisions referenced in the supply contracts for two of our largest customers. One arbitration relates to attempted negotiations with the customer to amend the supply contracts in order to determine a new pricing scheme upon potential elimination of the annual world pellet pricing mechanism in 2010. The other arbitration relates to a pricing estimate provided according to the customer supply agreement and whether such estimate is reasonable according to market factors. We are currently awaiting a ruling from the arbitration panels. However, the outcome of such arbitrations may result in changes to the pricing mechanisms used, as well as the estimates reported for the current period, and therefore, could impact sales prices realized in current and future periods, which in turn would have a material effect on our results of operations. Refer to Part II – Item 1, Legal Proceedings, for additional information.

Cost of goods sold and operating expenses in the second quarter of 2010 increased $277.1 million over the prior year quarter primarily due to higher sales volume as noted above, which resulted in cost increases of $254.4 million. Additionally, our cost rate for the current period increased $37.5 million, mainly due to $9.0 million of higher profit-sharing and royalty expenses, $10.0 million related to the amortization of Wabush and United Taconite purchase price adjustments and a $4.2 million unfavorable foreign exchange rate variance. The remaining increase in our cost rate relates to resuming normal operating and spending levels in the current year. The rate in the second quarter of 2009 was reduced due to lower production and cash conservation efforts throughout 2009. The increase was partially offset by $35.8 million related to lower idle expense due to increased production as a result of improving market conditions in the current year.

Following is a summary of North American Iron Ore results for the six months ended June 30, 2010 and 2009:

	(In Millions)
	Six Months Ended June 30,		Change due to
			Rate	Volume	Idle cost/Production volume variance	Freight and reimbursements	Total change
	2010	2009
Revenues from product sales and services	$1,172.1	$451.1	$98.7	$591.7	$-	$30.6	$721.0
Cost of goods sold and operating expenses	(854.1)	(432.5)	(38.3)	(407.6)	54.9	(30.6)	(421.6)

Sales margin	$318.0	$18.6	$60.4	$184.1	$54.9	$-	$299.4

Sales tons	11.0	4.3

Sales margin for North American Iron Ore was $318.0 million for the first six months of 2010, compared with a sales margin of $18.6 million for the first six months of 2009. The improvement over last year is attributable to an increase in revenue of $721.0 million, partially offset by an increase in cost of goods sold and operating expenses of $421.6 million. The increase in revenue is a result of improvements in both sales volume and pricing, which caused revenue to increase $591.7 million and $98.7 million, respectively, over the same period in 2009. Sales volumes for the six months ended June 30, 2010 more than doubled at North American Iron Ore when compared with the same period last year primarily due to an overall increase in customer demand as a result of improving market conditions during the current period and additional sales of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010.

The increase in pricing for the first six months of 2010 is attributable to higher demand in the current year as the market continues to strengthen. As noted in our quarterly discussion above, we are assessing the impact a recent change to the historical annual pricing mechanism will have on our existing North American Iron Ore customer supply agreements and have recorded certain shipments made in the first half of 2010 under such contracts on a provisional basis to reflect the estimated increases in iron ore prices until final settlement is reached on 2010 pricing. Such estimates have remained consistent with those reported in the first quarter of 2010 and reflect a 90 percent increase in the price of iron ore pellets in the current year, compared with a settled price decrease in 2009 of 48.3 percent below 2008 prices. As a result, base rate adjustments related to estimated increases in current year pricing have contributed to $571.5 million of higher revenues in the first half of 2010. Revenue in the current period also included $68.3 million related to supplemental contract payments compared with a reduction to revenue of $21.7 million in the second quarter of 2009. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers.

Cost of goods sold and operating expenses in the first six months of 2010 increased $421.6 million or 97 percent from the prior year period primarily due to higher sales volume, which resulted in cost increases of $407.6 million. In addition, our cost rate for the quarter increased $38.3 million, mainly due to $21.7 million of inventory step-up and amortization of purchase price adjustments related to our acquisitions of Wabush and United Taconite, a $14.4 million unfavorable foreign exchange rate variance, and $14.8 million of higher profit-sharing and royalty expenses, partially offset by improved fixed cost leverage associated with higher production at our mines. Approximately $10.7 of the inventory step-up was recognized in the first quarter of 2010 and was associated with the pelletizing and sale of acquired in-process inventory that occurred during that period in conjunction with our acquisition of the remaining interest in Wabush. As such, the expense will not be recurring at this level in the future. The overall increase in cost was partially offset by $54.9 million related to lower idle expense due to increased production as a result of improving market conditions in the current year.

Production

Following is a summary of iron ore production tonnage for the second quarter and first six months of 2010 and 2009:

	(In Millions) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Mine	2010	2009	2010	2009

Empire	0.4	0.3	1.5	1.2
Tilden	2.4	1.4	3.9	2.3
Hibbing	1.9	0.4	1.9	1.8
Northshore	0.9	-	2.1	1.0
United Taconite	1.2	0.5	2.4	1.4
Wabush	1.1	0.5	2.0	1.2

Total	7.9	3.1	13.8	8.9

Cliffs’ share of total	6.0	2.3	11.3	6.2

(1) Long tons of pellets (2,240 pounds).

Based on signs of marked improvements in customer demand that continued throughout the first half of 2010, we have increased production at most of our facilities and have called employees back to work in order to ensure we are positioned to meet increases in demand. During the first six months of 2010, Empire, Tilden and United Taconite were operating at full capacity. Northshore was operating three of its furnaces, with the fourth expected to restart in October 2010. Wabush was operating two of its three furnaces with Cliffs taking all of the tonnage since acquiring full ownership on February 1, 2010. The shutdown at Hibbing, which began in May 2009, ended April 1, 2010.

Prior year production levels were impacted by production curtailments and temporary facility shutdowns, which were executed in response to the economic downturn and production slowdowns in the steel industry.

North American Coal

Following is a summary of North American Coal results for the three months ended June 30, 2010 and 2009:

	(In Millions, except tonnage)
	Three Months Ended June 30,		Change due to				Total change
			Rate	Volume	Idle cost/Production volume variance	Freight and reimbursements
	2010	2009
Revenues from product sales and services	$116.2	$30.8	$36.5	$40.4	$-	$8.5	$85.4
Cost of goods sold and operating expenses	(93.2)	(49.9)	(2.0)	(46.8)	14.0	(8.5)	(43.3)

Sales margin	$23.0	$(19.1)	$34.5	$(6.4)	$14.0	$-	$42.1

Sales tons (in thousands)	719	289

We reported sales margin for North American Coal of $23.0 million for the second quarter of 2010 compared with a sales margin loss of $19.1 million for the same period last year. Revenue for the second quarter of 2010 was $85.4 million higher than the comparable period in 2009 due to increases in both sales volume and prices. North American Coal sold 719 thousand tons during the second quarter of 2010 compared with 289 thousand tons during the same period in 2009, resulting in a $40.4 million increase in revenue over the same period in the prior year. Sales prices were also higher during the current year, reflecting increases in steel demand and the associated raw material prices. The increase in our current year contract rates caused revenue for the second quarter of 2010 to increase $36.5 million over the comparable prior year period.

Cost of goods sold and operating expenses in the second quarter of 2010 increased $43.3 million, or 87 percent, over the comparable prior year quarter primarily due to the significant increase in sales volume noted above, which resulted in higher costs of approximately $46.8 million. The increase was partially offset by a reduction in idle expense of $14.0 million due to increased production as a result of improving market conditions in the current year. Idle costs in the second quarter of 2009 were significantly higher due to production curtailments during the period, delays associated with development of the longwall at Oak Grove, and reduced productivity. Prior year costs also included $1.4 million of severance costs related to voluntary and involuntary terminations and $1.3 million of product loss and damages due to flooding at the Pinnacle Complex during the second quarter of 2009.

Following is a summary of North American Coal results for the six months ended June 30, 2010 and 2009:

	(In Millions, except tonnage)
	Six Months Ended June 30,		Change due to				Total change
			Rate	Volume	Idle cost/Production volume variance	Freight and reimbursements
	2010	2009
Revenues from product sales and services	$197.3	$87.3	$42.2	$56.7	$-	$11.1	$110.0
Cost of goods sold and operating expenses	(184.9)	(135.2)	30.5	(78.3)	9.2	(11.1)	(49.7)

Sales margin	$12.4	$(47.9)	$72.7	$(21.6)	$9.2	$-	$60.3

Sales tons (in thousands)	1,381	783

We reported sales margin for North American Coal of $12.4 million for the six months ended June 30, 2010 compared with a sales margin loss of $47.9 million for the same period in 2009. Revenue for the first half of 2010 was $110.0 million higher than the comparable period in 2009. The increase in revenue is primarily attributable to a 76 percent increase in sales volume related to improving market conditions in the current year, which resulted in a $56.7 million increase in revenue compared with the same period last year. Increases in sales prices also contributed to higher revenue levels in the first half of 2010, resulting in an increase in revenue over the prior year of approximately $42.2 million. Increases in current year contract rates reflect the increases in steel demand and the associated raw material prices.

Cost of goods sold and operating expenses in the first six months of 2010 increased $49.7 million, or 37 percent, from the comparable prior year period primarily due to the 76 percent increase in sales volume and associated freight costs, which resulted in a cost increase of approximately $78.3 million. The increase was partially offset by $30.5 million related to lower cost per ton rates due to improved fixed cost leverage as well as a reduction in idle expense of $9.2 million, both of which are attributable to increased production at our mines as a result of improving market conditions in the current year. Idle costs in the first half of 2009 were significantly higher due to production curtailments, delays associated with mine development issues at Oak Grove as a result of unplanned geological conditions and lower productivity.

Production

Following is a summary of coal production tonnage for the second quarter and first half of 2010 and 2009:

	(In Thousands) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mine:
Pinnacle Complex	334	85	840	387
Oak Grove	450	196	618	331

Total	784	281	1,458	718

(1) Tons are short tons (2,000 pounds).

We have increased production levels in 2010 in response to improving market conditions and increases in customer demand. The increase over the prior year was primarily related to production curtailments that occurred in 2009 to match declining market conditions as well as delays in developing the longwall panel at Oak Grove during the first quarter of 2009. The overall increase in current year production at our Pinnacle Complex was partially offset by a decrease in production at Green Ridge due to the planned closure of Green Ridge No. 1 in February 2010 as well as the planned idling of Green Ridge No. 2 during the current period. Green Ridge will remain idled for the remainder of 2010.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2010 and 2009:

	(In Millions)
	Three Months Ended June 30,		Change due to				Total change
			Rate	Volume	Exchange Rate	Other
	2010	2009
Revenues from product sales and services	$309.4	$73.4	$182.7	$40.4	$12.9	$-	$236.0
Cost of goods sold and operating expenses	(140.3)	(90.6)	(4.2)	(26.5)	(19.1)	0.1	(49.7)

Sales margin	$169.1	$(17.2)	$178.5	$13.9	$(6.2)	$0.1	$186.3

Sales tonnes	2.2	1.6

Sales margin for Asia Pacific Iron Ore reached $169.1 million during the second quarter of 2010 compared with negative sales margin of $17.2 million for the comparable period in 2009. Revenue increased $236.0 million in the second quarter of 2010 compared with the same period in 2009 primarily as a result of higher prices for lump and fines combined with increased sales volume. A recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system has caused us to assess and renegotiate the terms of certain of our supply agreements with our customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010, reflecting an increase of 69 percent over 2009 prices for shipments made in the first quarter of 2010 to our Chinese customers, compared with a previously reported estimated increase of 26 percent. Settlement resulted in an increase in second quarter 2010 revenue of $36.7 million related to shipments made in the first quarter of 2010. Refer to “Impact of Pricing Adjustments” within our consolidated results of operations discussion above for additional information. Second quarter pricing for both our Chinese and Japanese customers settled at increases over 2009 of 94.4 percent and 99.7 percent for lump and fines, respectively. Pricing settlements in the current year reflect the increase in steel demand and spot prices for iron ore and are based upon quarterly index pricing mechanisms. In addition, in response to increased customer demand, our Asia Pacific Iron Ore business sold 2.2 million tonnes during the second quarter of 2010 compared with 1.6 million tonnes for the same period in 2009. Higher sales volume during the current period resulted in an increase in revenue of $40.4 million over the comparable prior year period.

Cost of goods sold and operating expenses in the second quarter of 2010 increased $49.7 million compared with the second quarter of 2009 primarily as a result of higher sales volume and unfavorable foreign exchange rate variances, which resulted in cost increases of approximately $26.5 million and $19.1 million, respectively. In addition, higher royalties related to the increase in revenue caused costs to increase $10.6 million during the second quarter of 2010. The increase was partially offset by $3.9 million due to a reduction in exploration and feasibility costs during the current period.

Following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2010 and 2009:

	(In Millions)
	Six Months Ended June 30,		Change due to				Total change
			Rate	Volume	Exchange Rate	Other
	2010	2009
Revenues from product sales and services	$468.9	$240.1	$192.3	$36.9	$(0.4)	$-	$228.8
Cost of goods sold and operating expenses	(256.1)	(199.8)	10.6	(22.5)	(55.2)	10.8	(56.3)

Sales margin	$212.8	$40.3	$202.9	$14.4	$(55.6)	$10.8	$172.5

Sales tonnes	4.3	3.8

Sales margin for Asia Pacific Iron Ore increased to $212.8 million during the first six months of 2010 compared with $40.3 million for the comparable period in 2009. Revenue increased $228.8 million in the first half of 2010 compared with the same period in 2009 primarily as a result of higher prices for lump and fines, increased sales volume and favorable sales mix. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we have renegotiated the terms of our supply agreements with our Asia Pacific Iron Ore customers. We finalized first quarter pricing arrangements with our Chinese customers, whose contract year begins January 1, during the second quarter of 2010, reflecting an increase of 69 percent over 2009 prices for shipments made in the first quarter of 2010. Second quarter pricing for both our Chinese and Japanese customers settled at increases over 2009 of 94.4 percent and 99.7 percent for lump and fines, respectively. Pricing settlements in the current year reflect the increase in steel demand and spot prices for iron ore and are based upon quarterly index pricing mechanisms.

Sales volume reached 4.3 million tonnes in the first half of 2010 compared with 3.8 million tonnes for the same period last year, resulting in an increase in revenue of $36.9 million. In addition, revenue was favorably impacted by a positive sales mix variance of $5.8 million primarily due to the cessation of low-grade fines sales in 2010.

Cost of goods sold and operating expenses in the first six months of 2010 increased $56.3 million compared with the first six months of 2009 primarily due to the 13 percent increase in sales volume coupled with unfavorable foreign exchange rate variances, which resulted in cost increases of approximately $22.5 million and $55.2 million, respectively. In addition, higher royalties related to the increase in revenue caused costs to increase $5.7 million over the prior year period. The increase was partially offset by a $16.6 million cost reduction associated with lower shipping and processing costs, reduced freight rates and a reduction in exploration and feasibility costs during the current year period.

Production

Following is a summary of iron ore production tonnage for the second quarter and first six months of 2010 and 2009:

	(In Millions) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mine:
Koolyanobbing	2.1	2.1	4.2	3.8
Cockatoo Island	-	-	-	-

Total	2.1	2.1	4.2	3.8

(1) Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Production at Asia Pacific Iron Ore for the first half of 2010 was higher than the comparable period in 2009 as a result of increased sales demand in the current year and initiatives taken to improve supply conditions and eliminate certain production and logistics constraints, including upgrades to the rail system. The increase in production over the prior year periods is also due to reduced availability in the first half of 2009 as a result of repairs to the production plant. Production at Cockatoo is expected to resume in the third quarter of 2010 as a result of progress made on construction of the seawall.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first half of 2010, we have taken a balanced approach to the allocation of our capital resources and free cash flow. We have continued to strengthen our balance sheet and enhance financial flexibility, including a $400 million public debt offering in the first quarter of 2010. The proceeds have or will be used for the repayment of all or a portion of other debt obligations, including those related to our investment in Amapá, as well as the funding of other strategic transactions, such as the acquisitions of Spider and INR.

The following is a summary of significant sources and uses of cash for the six months ended June 30, 2010 and 2009:

	(In Millions)
	Six Months Ended June 30,
	2010	2009
Cash and cash equivalents - January 1	$502.7	$179.0
Net cash provided (used) by operating activities	235.7	(160.3)

Significant Transactions
Investment in ventures	(181.4)	(44.8)
Rail upgrade in Asia Pacific	(7.9)	(16.6)
Acquisition of Wabush	(101.9)	-
Acquisition of Freewest	(5.3)	-
Other capital expenditures	(55.1)	(43.9)
Sale of assets	0.9	23.8
Dividend distributions	(30.8)	(15.2)

Total	(381.5)	(96.7)

Sources (Uses) of Financing
Proceeds from sale of common shares	-	347.5
Net proceeds from issuance of senior notes	395.1	-
Repayment of term loan	(200.0)	-

Total	195.1	347.5

Other net activity	(24.5)	5.1

Cash and cash equivalents - June 30	$527.5	$274.6

The following discussion summarizes the significant activities impacting our cash flows during the first six months of the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $235.7 million for the six months ended June 30, 2010, compared with net cash used by operating activities of $160.3 million for the same period in 2009. Operating cash flows in the first six months of 2010 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of strengthening economic conditions, operating plans for 2010 reflect increased production and higher prices for iron ore and coal. In addition, our cash position was stronger in the first half of 2010 due to receipt of $147.5 million related to a customer payment received in the first quarter of 2010. The amount was due by December 31, 2009 under the terms of the customer supply agreement. However, we received payment of the full amount on January 4, 2010.

The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout the first half of 2010, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. The industry is continuing to show signs of stabilization and recovery based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced marked improvements in customer demand and market expectations and have increased production at most of our facilities.

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

Investing Activities

Net cash used by investing activities was $357.2 million for the six months ended June 30, 2010, compared with $80.0 million for the comparable period in 2009. Capital expenditures were $63.0 million and $60.5 million for the six months ended June 30, 2010 and 2009, respectively. Investing activities in the first half of 2010 also included $24.6 million of capital contributions related to the funding of operations at Amapá as well as $155 million related to the repayment of Amapá’s debt in February and May of 2010. This compares with capital contributions of $37.9 million related to our investment in Amapá during the first six months of 2009. In February 2010, we also completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. Other significant investing activities in the first half of 2009 included the sale of a fleet of Asia Pacific Iron Ore rail cars that were subsequently leased back for a period of 10 years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback was accounted for as a capital lease.

Non-cash investing activities during the first six months of 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items for the six months ended June 30, 2010 also included gains of $60.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2010 will be approximately $250 million. As we continue to increase production and look toward continued recovery in 2010, capital expenditures will include the construction of a new portal at Oak Grove to improve productivity and support growth and expansion of the mine. The portal requires a capital investment of approximately $29 million, of which $20 million has been committed and is expected to be spent in 2010. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. Remaining expenditures for the new longwall plow system of approximately $61 million will be made throughout the remainder of 2010 and 2011. We also plan to upgrade the preparation plant at Pinnacle in order to increase product yield and plant availability. The modification project will require a capital investment of approximately $19 million, of which $16.4 million is expected to be spent in 2010. In addition, based on signs of improving demand for iron ore, we are considering the expansion of certain of our shorter-lived mines in order to increase production capacity at both North American Iron Ore and Asia Pacific Iron Ore.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend between $25 million and $30 million on exploration and development activities in 2010, which will provide us with opportunities for significant future potential reserve additions globally. Through the first half of 2010, we have spent approximately $9.4 million related to our involvement in exploration and development activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first half of 2010 was $147.7 million, compared with net cash provided by financing activities of $327.1 million for the comparable period in 2009. Cash flows from financing activities in the first six months of 2010 primarily included $395.1 million in net proceeds from a public offering of senior notes, which we completed on March 17, 2010. The proceeds were used for the repayment of our $200 million term loan under our credit facility, which we repaid on March 31, 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding of $100.8 million in May 2010. Other uses of the proceeds may include repayment of all or a portion of other debt obligations and the funding of other strategic transactions and acquisitions. Successful execution of the offering allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market improves.

In May 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14. The increased cash dividend was paid on June 1, 2010.

Cash flows provided by financing activities during the comparable period in 2009 primarily included $348 million in net proceeds from the sale of our common shares.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures at June 30, 2010 and December 31, 2009:

	(In Millions)
	June 30, 2010		December 31, 2009
Cash and cash equivalents	$527.5		$502.7

Credit facility	$600.0		$800.0
Senior notes	725.0		325.0
Senior notes drawn	(725.0)		(325.0)
Term loans drawn	-		(200.0)
Letter of credit obligations and other commitments	(62.2)		(31.4)

Borrowing capacity available	$537.8	(1)	$568.6

(1)    As of June 30, 2010, we had $537.8 million of available borrowing capacity under our credit facility. However, a portion of this amount has been committed to finance certain strategic transactions, including the recently announced acquisitions of Spider and INR.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of June 30, 2010 and December 31, 2009, we were in compliance with each of our financial covenants. Refer to NOTE 10 – DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totaled $527.5 million as of June 30, 2010. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $537.8 million as of June 30, 2010. Effective October 29, 2009, we amended our credit facility agreement, which resulted in improved borrowing flexibility, more liberally defined financial covenants and debt restrictions, and other benefits in exchange for a modest increase in pricing. The combination of cash and the credit facility give us over $1 billion in liquidity entering the second half of 2010, which is expected to be used to finance certain strategic transactions, including the recently announced acquisitions of Spider and INR.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. During the first six months of 2010, Amapá repaid its total project debt outstanding, for which we had provided a several guarantee on our 30 percent share. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement have been relieved.

Based on our current borrowing capacity and the actions we have taken in response to the global financial crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the private placement market. However, capacity in the bond market has rebounded for investment grade companies. The issuance of a $400 million public offering of ten-year senior notes in March 2010 after obtaining investment grade ratings from S&P and Moody’s is evidence of this and represents the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer term capital structure needs.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At June 30, 2010, we had $249.0 million of outstanding exchange rate contracts with varying maturity dates ranging from July 2010 to December 2011. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $18.7 million, and a 10 percent decrease would reduce the fair value by approximately $21.5 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The pellets produced at our Wabush operation in Canada represented approximately 16 percent of our North American Iron Ore pellet production as of June 30, 2010. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation. The functional currency for Wabush was determined to be the Canadian dollar prior to our acquisition of the remaining interest. At the time, we had a 26.8 percent noncontrolling interest in the mining venture. Our acquisition to obtain full ownership of Wabush and the resulting change in control in February 2010 triggered a reassessment of the accounting principles related to the determination of Wabush’s functional currency during the first quarter of 2010. As a result, effective February 1, 2010, we changed the functional currency of Wabush from the local currency to the U.S. dollar reporting currency primarily due to changes in the nature of intercompany transactions and changes in the structure under which the entity is financed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the business operates.

Interest Rate Risk

Interest payable on our $400 million and $325 million senior notes is at fixed rates. Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which could expose us to the effects of interest rate changes; however, there were no loans drawn under our credit facility as of June 30, 2010.

Pricing Risks

Provisional Pricing Arrangements

During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. We have finalized shorter-term pricing arrangements with our Asia Pacific Iron Ore customers, however, in North America we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing customer supply agreements and in some cases have begun discussing the terms of such agreements with certain of our customers. As a result, we have recorded certain shipments made in the first half of 2010 on a provisional basis until final settlement is reached with our North American Iron Ore customers. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first half of 2010. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $161.8 million at June 30, 2010 based on provisionally priced North American Iron Ore sales recorded at the estimated settlement price for the first half of 2010, subject to final pricing. We estimate that a 25 percent change in the settlement prices realized from the June 30, 2010 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $34.9 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

Arbitration

We are currently in discussions with customers regarding how our current supply agreements will take into account the new pricing mechanisms. Additionally, we currently have arbitration pending relating to the price adjustment provisions of two supply agreements, as further discussed under Part II – Item 1, Legal Proceedings. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which would have a material effect on our results of operations. The outcome and timing of the arbitrations are uncertain and could extend beyond 2010.

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

At June 30, 2010, we had a derivative asset of $77.1 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2009, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $25 change in the average hot band steel price realized from the June 30, 2010 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $10 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated North American Iron Ore mining ventures consumed approximately 5.8 million MMBtu’s of natural gas at an average delivered price of $5.31 per MMBtu, and 12.3 million gallons of diesel fuel at an average delivered price of $2.29 per gallon during the first half of 2010. Consumption of diesel fuel by our Asia Pacific Operations was approximately 7.1 million gallons at an average delivered price of $1.38 per gallon for the same period.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. We have recently purchased forward contracts for projected natural gas and diesel needs related to our North American Iron Ore operations as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. The natural gas purchases for 2010 are for a remaining volume of approximately 1 million MMBtu at an average cost of $5.23 per MMBtu. This represents 15 percent of the total projected remaining usage for 2010. Remaining 2010 diesel purchases are for a volume of 2.6 million gallons at an average price of $2.33 per gallon. This represents 19 percent of the total remaining projected usage for 2010. At June 30, 2010, the notional amount of the outstanding forward contracts was $11.7 million, with an unrecognized fair value net gain of $0.2 million based on June 30, 2010 forward rates. The contracts for 2010 mature at various times through December 2010. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $1.2 million.

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

Outlook

Our 2010 outlook assumes steel utilization rates will remain static for the remainder of the year. The ongoing changes in pricing mechanisms replacing the historic benchmark systems for iron ore and metallurgical coal are resulting in a more fluid and uncertain near-term pricing environment for these commodities. We remain in discussions with customers regarding how our current supply agreements will take into account these new mechanisms. In addition, pricing mechanisms closer to spot rates appear to be developing in Asia Pacific. These discussions may result in changes to the pricing mechanisms currently used with various customers and could impact sales prices realized in current and future periods. This could have a material effect on our results of operations. Accordingly, the outlook below is subject to change based on these and other factors.

North American Iron Ore Outlook

We are maintaining our 2010 North American Iron Ore sales volume expectations of approximately 27 million tons and revenue per ton of $107 to $112.

As the replacement of what has historically been the annual benchmark settlement evolves, we continue to work with customers individually to determine final 2010 pricing. Currently we have determined pricing mechanisms or final pricing for approximately 45 percent of our 2010 expected sales volume. In addition, we have market-indicative provisional pricing in place for approximately 20 percent of the 2010 expected sales volume, with pricing for the remaining tons subject to arbitration processes. A significant amount of the provisionally priced volumes are priced at an average increase of 90 percent for blast furnace pellets from the 2009 seaborne price. We believe we will ultimately achieve this 90 percent increase or better and continue to work with those customers to finalize pricing.

In addition, the outlook of $107 to $112 per ton assumes the following:

•	A 90 percent average annual increase in blast furnace pellets from the 2009 seaborne price,

•	A range for hot band steel pricing of $600 to $700 per ton.

This expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized average revenue per ton for the full year will ultimately depend on the percentage increase for blast furnace pellets from the 2009 seaborne pellet settlement price, sales volume levels, customer mix, production input costs and/or steel prices, all of which are factors in our formula-based pricing in the North American Iron Ore business segment.

The following approximate sensitivities would impact our actual realized price:

•

For every 10 percent change from a 90 percent price increase for blast furnace pellets in 2010, we would expect our average realized revenue per ton in North American Iron Ore to change by approximately $3; and,

•	For every $25 change from the estimated 2010 hot rolled steel prices noted above, we would expect our average revenue per ton in North American Iron Ore to change by $0.60.

During the quarter, we became a party to arbitration with two of our North American Iron Ore customers. One of these arbitrations could pose a risk to the revenue per ton outlook above, should it not settle prior to year-end. The resulting negative impact on 2010 revenue recognition is estimated to be approximately $11 per ton. Despite the timing, we strongly believe that the tons currently subject to the arbitration process will ultimately be settled in our favor and the additional revenue would be recognized upon settlement.

We expect North American Iron Ore 2010 production of approximately 26 million tons, up from our previous expectation of 25 million tons. At this production level, 2010 cost per ton is expected to be $65 to $70, with approximately $5 per ton comprised of depreciation, depletion and amortization.

North American Coal Outlook

In our North American Coal business segment, we are maintaining our sales and production volume expectations of approximately 3.4 million tons in 2010.

We currently have approximately 80 percent of this volume priced and under contractual obligation, 10 percent contracted awaiting pricing and plans to sell the remaining uncommitted production on a spot basis, primarily in the fourth quarter of 2010. As a result, and assuming current market prices for all spot sales, we expect revenue per ton in North American Coal to reach $140 to $145 f.o.b. mine.

In 2010, we anticipate cost per ton of approximately $110 to $115, with approximately $13 per ton comprised of depreciation, depletion and amortization.

As stated above, subsequent to the close of the second quarter of 2010, we entered into a definitive agreement to acquire all of the coal operations of privately owned INR, a producer of high-volatile metallurgical and thermal coal. These assets, if acquired, are expected to increase our total production capacity to over 7 million tons in 2011. We expect to close this transaction by July 30, 2010. Given the timing of closing, we expect the contribution from INR’s operations to have a minimal impact on our full year consolidated results.

Asia Pacific Iron Ore Outlook

Asia Pacific Iron Ore 2010 sales volume is expected to increase to 8.8 million tonnes, up from the prior outlook of 8.5 million tonnes. In addition, production volume is expected to increase to 8.8 million tonnes, up from the prior outlook of 8.6 million tonnes. This is primarily the result of earlier than anticipated production and sales volume from our Cockatoo Island joint venture in Western Australia. As indicated above, we reached final pricing with our Asia Pacific Iron Ore customers for first and second quarter pricing. We are in negotiation with customers for third quarter pricing using a variety of pricing mechanisms, including in some cases using shorter pricing periods resembling spot market prices. Considering this and assuming spot prices as of July 15, 2010 for all remaining 2010 volumes, we expect to achieve 2010 revenue per tonne in Asia Pacific Iron Ore of $110 to $115. Costs per tonne are expected to be approximately $55 to $60, consistent with previous guidance.

The following table provides a summary of our 2010 guidance for our three business segments:

2010 Outlook Summary
	North American Iron Ore		North American Coal(1)		Asia Pacific Iron Ore
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons/tonnes)	27.0	27.0	3.4	3.4	8.8	8.5

Revenue per ton/tonne	$107 - $112	$107 - $112	$140 - $145	$140 - $145	$110 - $115	$100 - $105

Cost per ton/tonne	$65 - $70	$65 - $70	$110 - $115	$110 - $115	$55 - $60	$55 - $60
(1)	North American Coal outlook excludes the impact from the announced acquisition of INR’s coal operations.

Outlook for Sonoma Coal and the Amapá Iron Ore Project

            We have a 45 percent economic interest in Sonoma. In 2010, we expect equity sales and production volume of approximately 1.6 million tonnes, with an approximate 65/35 mix between thermal and metallurgical coal, respectively. As a result of additional coking coal yields and marginally improved pricing expectations, we increased our average revenue per tonne expectation to $110 to $115, up from a previous expectation of $105 to $110. Per-tonne costs are expected to be $80 to $85.

We have a 30 percent interest in the Amapá Iron Ore Project. Assuming a 90 percent increase in prices for iron ore concentrate products, we expect the project to be modestly profitable in 2010.

Selling, General and Administrative Expenses and Other Expectations

Selling, general and administrative expenses are anticipated to be approximately $180 million in 2010, up from a previous expectation of $165 million. The increased expectation is primarily driven by increased Sonoma performance-related royalties.

In addition, we have previously stated we expect to incur costs of approximately $25 million to $30 million related to global exploration efforts, as well as $10 million related to our acquired chromite project in Ontario, Canada.

We anticipate a full year tax rate of approximately 30 percent for 2010. Depreciation and amortization are expected to be approximately $300 million.

2010 Capital Budget Update and Other Uses of Cash

Based on the above guidance, we expect to generate more than $1.5 billion in cash from operations in 2010, which assumes all arbitrations are resolved and final pricing is reached in North American Iron Ore by year-end. We expect capital expenditures of approximately $250 million. As indicated above, we expect cash outflows of nearly $900 million related to our acquisitions of Spider and INR.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Forward-Looking Statements

This report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "intends," "may," "will" or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•

the ability to close the proposed acquisition of INR, which is subject to the satisfaction or waiver of certain closing conditions, as well as the ability to successfully integrate INR into our operations if the acquisition is consummated;

•	the impact of the current global economic crisis, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•

the ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect the migration from annual international benchmark prices to a quarterly or spot-based pricing mechanism;

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this report.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

ArcelorMittal Arbitrations. On August 19, 2009 ArcelorMittal USA Inc. filed an arbitration demand against The Cleveland-Cliffs Iron Company and Cliffs Mining Company with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 covering its Indiana Harbor East facility. Pursuant to the agreement, beginning in 2009, in the event the price of pellets is above or below a contractually agreed upon amount one of the parties may request a price reopener. Notice of the request must be received in writing before July 1 of the year in determination. ArcelorMittal USA did not attempt to provide written notice until July 31, 2009, and did not show that the triggering event had occurred. Cliffs declined to enter into price reopener discussions. Cliffs filed its answer on September 9, 2009. Summary judgment motions were filed by both sides on January 11, 2010. A hearing on cross-motions for summary judgment was held on March 19, 2010. On May 17, 2010, the arbitration panel provided a ruling in our favor denying ArcelorMittal the right to request a price renegotiation for the 2009 calendar year.

On September 11, 2009 Cliffs, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. with respect to ArcelorMittal's attempt to modify its pellet nominations submitted to Cliffs in 2008 for the calendar year 2009 and with respect to ArcelorMittal’s attempt to revoke a one-time deferral election to defer 550,000 tons from 2009 to 2010. Both arbitrations were settled on April 14, 2010. Under the settlement, Cliffs reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010. On June 7, 2010 ArcelorMittal filed a complaint in the Circuit Court of Cook County, Illinois seeking a declaratory judgment that Cliffs must permit it to change the amounts and types of pellets to be shipped to its Indiana Harbor East facility in 2010 from the amounts and types set forth in the settlement agreement as part of ArcelorMittal's 2010 nomination. On June 25, 2010, Cliffs filed a motion to stay the case and to compel arbitration. On July 9, 2010, Cliffs filed an amended demand seeking a declaration that Cliffs is entitled to a price reopener for 2010.

On May 18, 2010 The Cleveland-Cliffs Iron Company and Cliffs Mining Company filed an arbitration demand against ArcelorMittal USA for arbitration with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 covering the Indiana Harbor East facility. The agreement provides for the use of published annual pellet prices to adjust the prices of the pellets sold to ArcelorMittal. Cliffs contends that such prices have ceased to be published and is seeking a declaration that the agreement requires ArcelorMittal to enter into negotiations with Cliffs to amend the agreement in this regard, and that pending the outcome of such negotiations or an order from the arbitration panel amending the agreement, Cliffs need not comply with certain conditions for requesting a price reopener for 2010 under the agreement that would otherwise have to be met by July 1, 2010. ArcelorMittal filed its response on June 7, 2010.

Essar Algoma Steel Application and Arbitration. On May 28, 2010 Essar Algoma Steel filed an Application for Emergency Relief in the Ontario Superior Court of Justice in Ontario, Canada requesting that the court order The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company to ship pellets to the Algoma facility in Sault Ste. Marie, Ontario. Essar and Cliffs are parties to a Pellet Sale and Purchase Agreement dated January 31, 2002. The agreement provides for a mid-year adjustment of the price paid by Essar for the pellets that it purchases. Essar disputed the adjustment made by Cliffs in May 2010 and refused to pay the adjusted price. The agreement permits Cliffs to suspend performance if Essar does not pay any amount due to Cliffs. Algoma’s application sought to preclude Cliffs from suspending shipments of pellets and to require it to continue performance at a provisional price set by Cliffs in December 2009 until such time as arbitration resolves the pricing issues. The court granted the application and ordered Cliffs to resume shipping pellets at the December 2009 price. However, the order will be lifted on September 30, 2010, at which time any party seeking to extend the order to ship must present to the court, among other things, documentation indicating the current fair market price for the pellets.

Simultaneously with the Application for Emergency Relief, Algoma filed an arbitration demand pursuant to the agreement. The demand requested that the arbitration panel determine a price adjustment and declare that the May 2010 adjustment by Cliffs is invalid and ineffective. Cliffs filed an answer and counterclaim on June 18, 2010. The counterclaim asserts that published annual prices used to adjust the price of the pellets sold to Algoma under the agreement have ceased to be published and asks the arbitration panel to either amend the agreement in this regard or require Algoma to enter into negotiations with Cliffs to amend the agreement, and to declare that Algoma must pay the adjusted price determined by Cliffs in May until that price is superseded by another adjusted price.

Maritime Asbestos Litigation. The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 489 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been dismissed without prejudice, but could be reinstated upon application by plaintiffs’ counsel. By a series of court orders, the court has been reinstating cases and dismissing other cases without prejudice. We are a defendant in 14 cases that have been reinstated and 34 cases that have been dismissed. The claims in the 14 reinstated cases involve allegations with respect to lung cancer, asbestosis and pleural changes of varying severity. The court entered an order on March 2, 2010, dismissing without prejudice, at the request of plaintiffs’ counsel, the claims against the viable defendants in 7,405 cases. Separately, the cases that were recently reinstated have been placed in suspense pending further order of the court. In their place, plaintiffs’ counsel are to produce a list of approximately 4,000 cases that they wish to pursue, with the remaining cases to be dismissed subject to a tolling agreement to be drafted by counsel and presented to the parties for approval. A draft tolling agreement is under negotiation. To date, the list of 4,000 cases has not been provided by plaintiffs’ counsel. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

            KHD Humboldt Wedag International Ltd. (“KHD”). On June 20, 2006, KHD and Cade Struktur Corporation (“Cade”) submitted an arbitration notice, appointment of an arbitrator and request to appoint an arbitrator to the participants in Wabush in connection with a dispute over the calculation of royalties under the terms of an Amended and Consolidation of Mining Leases Agreement dated September 2, 1959, as amended, between Wabush Iron Co. Limited and Canadian Javelin Limited (a predecessor to KHD and Cade). KHD and Cade claimed that Wabush had underpaid royalties since 1991 and claimed underpayments in excess of C$21 million plus interest and costs. As part of the Wabush acquisition earlier this year, Cliffs is legally liable for the entire liability; however, the agreement contains certain provisions that allow Cliffs to recover a portion of the liability from the former owners of Wabush. On May 28, 2010 the arbitration panel delivered a verdict wherein both parties were successful in various parts of the claim. The panel concluded that Cliffs was using the correct iron ore content of 63.5 percent and had fulfilled its fiduciary duties, but that certain portions of the royalties calculation were incorrectly tabulated. The precise amount to be owed has not yet been determined, as there are calculations that must be made and agreed upon as a result of the decision. It is estimated that the amount due to KHD will be approximately C$11 million, plus interest and costs as a result of the misinterpretation of the royalties calculation from December 22, 1999. As of June 30, 2010, we have accrued approximately $2.8 million, representing Cliffs’ share of the liability.

Pinnacle Mine Environmental Litigation. On June 15, 2010, the West Virginia Department of Environmental Protection filed a lawsuit against Pinnacle Mining for violations of its National Pollutant Discharge Elimination System discharge permit. The complaint alleges various exceedances of the permit’s effluent quality limits and seeks injunctive relief and penalties. We do not agree with the allegations and expect settlement discussions will result in a resolution that will not be material to the Company.

Royal Bank of Canada Litigation. On October 12, 2004, the Royal Bank of Canada instituted proceedings against the then joint venture owners of Wabush and Cliffs Mining Company in the Superior Court of the Province of Quebec. The proceeding arose out of a dispute between Wabush and the Royal Bank of Canada as lessor of certain mining equipment; specifically 252 pellet cars and the screening plant. At the end of the lease Wabush determined that it desired to acquire the equipment. Both parties hired evaluators to appraise the equipment, whose evaluations were significantly disparate. As a result the litigation ensued. The Superior Court heard the arguments on April 28, 29 and 30, 2008 and rendered its decision in favor of the Royal Bank on April 2, 2009, specifically finding that the appraisal of the bank’s examiner was correct, that taxes and interest were due, and that the joint venturers and Cliffs Mining Company were jointly and severally liable for the amount, despite specific terms in the contract to the contrary. Cliffs Mining Company appealed with respect to multiple issues, specifically with respect to the joint and several liability, and further that the contract explicitly stated that Cliffs Mining Company signed the lease only as mine manager and not as a lessee nor as a party to the agreement. The oral argument on the appeal was heard on June 8, 2010 and a decision was rendered on June 11, 2010, finding Cliffs Mining Company jointly and severally liable for the entire amount due to the Royal Bank of Canada. Cliffs Mining Company paid the judgment of approximately C$6 million, including interest, to the Royal Bank of Canada on June 30, 2010.

Wisconsin Electric Power Company Rate Cases. On July 2, 2009, WEPCO filed a new rate case wherein WEPCO proposed an increase to its tariff rates. On July 13, 2009, we filed a petition to intervene in the new rate case. Testimony in the rate case before an administrative law judge was completed in early February 2010. On July 1, 2010, the MPSC approved a $14.4 million annual rate increase for Tilden and Empire, or a 13.6 percent increase which went into effect immediately. Because WEPCO had self-implemented an interim rate increase in February 2010, the actual increase in rates beginning in July 2010 was much lower. Tilden and Empire’s rates increased by $2.5 million, or 2.1 percent, on an annual basis in July over the rates in effect since February 2010.

On September 30, 2009, WEPCO filed with the MPSC its power supply cost recovery (“PSCR”) plan case for calendar year 2010. As part of its application, WEPCO calculates its proposed 2010 PSCR costs and sought recovery of prior years’ under-recovered power supply costs. On October 6, 2009, Tilden and Empire filed a petition to intervene in WEPCO’s 2010 PSCR plan case on the grounds that the rates, terms and conditions of service affected by the proceeding would directly and substantially impact them. On April 13, 2010 the MPSC approved a settlement agreement between WEPCO, Tilden and Empire, Citizens Against Rate Excess and the MPSC Staff authorizing WEPCO to implement a PSCR factor of $0.00033 per kilowatt-hour for the twelve-month period ending December 31, 2010.

Item 1A.	Risk Factors.

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The proposed Minerals Resource Rent Tax by the Australian Federal Government could affect our results of operations in Australia.

In May 2010, Australia’s former Prime Minister Kevin Rudd proposed a new tax to be added on to the current federal and state taxes, royalties and other taxes already paid by participants in the Australian mining industry. As initially proposed, the tax would impose an additional 40 percent tax on the profits from Australian mining operations. In July 2010, newly appointed Australian Prime Minister Julia Gillard announced her decision to replace the initial proposal with a proposed Minerals Resource Rent Tax (“MRRT”) at a rate of 30 percent applied to the taxable profit at the resource. The MRRT would apply from July 1, 2012 to iron ore and coal, but all other minerals are excluded. The impact of the proposed tax is uncertain because the proposal has not gone through the legislative process. If implemented as proposed, the MRRT could have a significant impact on our business operations and financial statements and could cause us to re-evaluate future investments in Australia.

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

Our North American Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. All of our Asia Pacific Iron Ore contracts are priced based on international benchmark prices. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. In addition to increased volatility of pricing, the change in the international pricing system will, in most instances, require that our sales contracts be modified to take into account the new international pricing methodology, and we have begun discussing the impact that these changes may have on such agreements with certain of our customers. Some of our customers have filed arbitration demands related to the price adjustment provisions of our supply agreements. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which would have a material effect on our results of operations. Although we anticipate that these discussions and arbitrations will result in negotiated modifications to our supply agreements, we cannot predict the ultimate outcome of these discussions and arbitrations, and it is possible that we will be unable to reach agreement on the necessary contract modifications with some of our customers, resulting in delays in establishing pricing and/or litigation.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases by the Company of its common shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2010	-	-	-	2,495,400
May 1 – 31, 2010	1,064 (2)	50.47	-	2,495,400
June 1 – 30, 2010	-	-	-	2,495,400

Total	1,064	50.47	-	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding common shares. There were no repurchases in the second quarter of 2010 under this program.

(2)

On May 21, 2010, the Company acquired 1,064 common shares pursuant to the vesting event of a restricted stock grant of an officer of the Company. The common shares were repurchased in order to satisfy the tax withholding obligation of the award pursuant to the terms of the 2007 Incentive Equity Plan.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 64.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: July 29, 2010	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Vice President - Corporate Controller and
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit
2(a)	# Membership Interest Purchase Agreement among Cliffs Natural Resources Inc., INR Energy, LLC and INR-1 Holdings LLC dated July 2, 2010 (filed as Exhibit 2(a) of Form 8-K on July 7, 2010 and incorporated by reference)	Not Applicable

3(a)	Second Amended Articles of Incorporation of Cliffs Natural Resources (filed as Exhibit 3(a) to Form 8-K on July 15, 2010 and incorporated by reference)	Not Applicable

4(a)	Form of Common Stock Certificate	Filed Herewith

10(a)	* Amended and Restated Cliffs 2007 Incentive Equity Plan effective May 11, 2010 (filed as Exhibit 10(a) to Form 8-K on May 14, 2010 and incorporated by reference)	Not Applicable

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of July 29, 2010	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of July 29, 2010	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of July 29, 2010	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President and Chief Financial Officer for Cliffs Natural Resources Inc., as of July 29, 2010	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.