Form 10-Q
period 2010-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2010-10-29
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

YES  ☐                                         NO  ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 135,459,499 as of October 26, 2010.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Nine Months Ended September 30, 2010 and 2009

3	Statements of Unaudited Condensed Consolidated Financial Position September 30, 2010 and December 31, 2009

4	Statements of Unaudited Condensed Consolidated Cash Flows Nine Months Ended September 30, 2010 and 2009

5	Notes to Unaudited Condensed Consolidated Financial Statements

39	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

67	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

67	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

68	Item 1 – Legal Proceedings

69	Item 1A – Risk Factors

71	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

72	Item 5 – Other Information

74	Item 6 – Exhibits

74	Signature

75	Exhibit Index

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

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal USA	ArcelorMittal USA Inc.
ASC	FASB Accounting Standard Codification
AusQuest	AusQuest Limited
CAWO	Cliffs Australian Washplant Operations Pty Ltd
CLCC	Cliffs Logan County Coal LLC
Cockatoo	Cockatoo Island Joint Venture
Consent Order	Administrative Order by Consent
DEP	Department of Environmental Protection
Directors’ Plan	Nonemployee Directors’ Compensation Plan, as amended and restated 12/31/2008
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc.
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan
INR	INR Energy, LLC
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPSC	Michigan Public Service Commission
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PPACA	Patient Protection and Affordable Care Act
PRRT	Petroleum Resource Rent Tax
PSCR	Power Supply Cost Recovery Plan
Reconciliation Act	Health Care and Education Reconciliation Act
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
SMM	Sonoma Mine Management
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc.
Tilden	Tilden Mining Company L.C.
Tonne	Metric ton (equal to 1,000 kilograms or 2,205 pounds)
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
VNQDC	2005 Voluntary NonQualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WEPCO	Wisconsin Electric Power Company

PART I - FINANCIAL INFORMATION

ITEM  1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,287.2	$669.9	$3,074.9	$1,444.1
Freight and venture partners’ cost reimbursements	58.8	(3.5)	183.1	77.4

	1,346.0	666.4	3,258.0	1,521.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(869.5)	(563.2)	(2,216.8)	(1,387.6)

SALES MARGIN	476.5	103.2	1,041.2	133.9
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(68.1)	(28.4)	(164.3)	(83.6)
Casualty recoveries	-	-	3.3	-
Royalties and management fee revenue	2.8	(0.2)	7.7	3.5
Gain on sale of assets	-	1.0	2.6	1.5
Miscellaneous - net	(22.0)	4.9	(22.1)	19.3

	(87.3)	(22.7)	(172.8)	(59.3)

OPERATING INCOME	389.2	80.5	868.4	74.6
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	2.1	-	28.4	-
Changes in fair value of foreign currency contracts, net	32.5	8.8	24.8	84.8
Interest income	3.3	1.9	8.4	7.7
Interest expense	(17.3)	(10.0)	(40.8)	(29.3)
Other non-operating income (expense)	(0.3)	0.2	6.9	(0.6)

	20.3	0.9	27.7	62.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	409.5	81.4	896.1	137.2
INCOME TAX BENEFIT (EXPENSE)	(115.7)	(1.9)	(278.0)	14.6
EQUITY INCOME (LOSS) FROM VENTURES	3.6	(20.9)	8.4	(55.6)

NET INCOME	297.4	58.6	626.5	96.2
LESS: LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	-	(0.2)	(0.1)	(0.7)

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$297.4	$58.8	$626.6	$96.9

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$2.20	$0.45	$4.63	$0.79

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$2.18	$0.45	$4.60	$0.78

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	135,345	130,840	135,280	123,045
Diluted	136,213	131,736	136,098	123,768

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.04	$0.3675	$0.1675

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$969.4	$502.7
Accounts receivable	214.1	103.5
Inventories	308.5	272.5
Supplies and other inventories	131.5	102.7
Derivative assets	208.6	51.5
Deferred and refundable taxes	101.1	61.4
Other current assets	89.7	66.9

TOTAL CURRENT ASSETS	2,022.9	1,161.2
PROPERTY, PLANT AND EQUIPMENT, NET	3,897.7	2,592.6

OTHER ASSETS
Investments in ventures	525.3	315.1
Goodwill	199.8	74.6
Intangible assets, net	178.7	114.8
Deferred income taxes	62.1	151.1
Other non-current assets	192.4	229.9

TOTAL OTHER ASSETS	1,158.3	885.5

TOTAL ASSETS	$7,078.9	$4,639.3

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$214.4	$178.9
Accrued expenses	233.7	155.8
Deferred revenue	75.7	105.1
Taxes payable	42.1	41.2
Other current liabilities	124.1	89.4

TOTAL CURRENT LIABILITIES	690.0	570.4
POSTEMPLOYMENT BENEFIT LIABILITIES	477.1	445.8
LONG-TERM DEBT	1,713.0	525.0
BELOW-MARKET SALES CONTRACTS	185.7	153.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	194.4	124.3
DEFERRED INCOME TAXES	163.1	70.8
OTHER LIABILITIES	204.3	212.7

TOTAL LIABILITIES	3,627.6	2,102.3
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 138,845,469 shares (2009 - 134,623,528 shares);
Outstanding - 135,436,999 shares (2009 - 130,971,470 shares)	17.3	16.8
Capital in excess of par value of shares	875.1	695.4
Retained Earnings	2,550.1	1,973.1
Cost of 3,408,470 common shares in treasury (2009 - 3,652,058 shares)	(18.6)	(19.9)
Accumulated other comprehensive income (loss)	13.0	(122.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	3,436.9	2,542.8

NONCONTROLLING INTEREST	14.4	(5.8)

TOTAL EQUITY	3,451.3	2,537.0

TOTAL LIABILITIES AND EQUITY	$7,078.9	$4,639.3

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Nine Months Ended September 30,

	2010	2009
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES
Net income	$626.5	$96.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	239.5	172.7
Changes in deferred revenue	(73.0)	(29.3)
Deferred income taxes	71.8	(21.4)
Foreign exchange loss (gain)	10.1	(25.0)
Income tax uncertainties	(3.3)	59.0
Equity (income) loss in ventures (net of tax)	(8.4)	55.6
Derivatives and currency hedges	(167.8)	(180.9)
Gain on acquisition of controlling interests	(28.4)	-
Other	27.5	14.7
Changes in operating assets and liabilities:
Receivables and other assets	(71.5)	(36.5)
Product inventories	15.2	(14.3)
Payables and accrued expenses	(7.2)	(96.2)

Net cash provided (used) by operating activities	631.0	(5.4)
INVESTING ACTIVITIES
Acquisition of controlling interests, net of cash acquired	(971.5)	-
Purchase of property, plant and equipment	(150.1)	(95.8)
Investments in ventures	(182.2)	(79.1)
Investments in marketable securities	(5.0)	(3.9)
Redemption of marketable securities	15.3	5.4
Proceeds from sale of assets	0.9	23.8

Net cash used by investing activities	(1,292.6)	(149.6)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	-	347.3
Borrowings under credit facility	450.0	278.4
Repayments under credit facility	(450.0)	(276.2)
Net proceeds from issuance of senior notes	1,388.0	-
Repayment of term loan	(200.0)	-
Common stock dividends	(49.9)	(20.4)
Other financing activities	(25.5)	(4.8)

Net cash provided by financing activities	1,112.6	324.3

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15.7	11.6

INCREASE IN CASH AND CASH EQUIVALENTS	466.7	180.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	502.7	179.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$969.4	$359.9

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following significant subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Canada	100.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
Freewest	Canada	100.0%	Chromite
Spider	Canada	85.0%	Chromite

Intercompany transactions and balances are eliminated upon consolidation.

On January 27, 2010, we acquired all of the outstanding shares of Freewest, a Canadian-based mineral exploration company, for C$1.00 per share, thereby increasing our ownership interest in Freewest to 100 percent. The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2010 reflect the acquisition of the remaining interest in Freewest since that date. At December 31, 2009, our ownership in Freewest represented approximately 12.4 percent of its outstanding shares; we did not exercise significant influence, and the investment was classified as an available-for-sale security. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

We acquired the remaining 73.2 percent interest in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2010 reflect the acquisition of the remaining interest in Wabush since that date. At December 31, 2009, our 26.8 percent ownership interest in Wabush was accounted for as an equity method investment. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived. Consequently, we owned approximately 85 percent of Spider as of September 30, 2010 and have obtained majority ownership of the “Big Daddy” chromite deposit located in Northern Ontario. The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2010 reflects our 85 percent ownership interest in Spider. Prior to the acquisition date, our ownership in Spider represented approximately four percent of its issued and outstanding shares; we did not exercise significant influence, and the investment was classified as an available-for-sale security. Effective October 7, 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, bringing our ownership percentage to 100 percent as of that date. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

On July 30, 2010, we acquired all of the coal operations of privately-owned INR, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. CLCC is a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2010 reflect our 100 percent ownership interest in CLCC since the date of acquisition. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2010 and December 31, 2009. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	September 30, 2010	December 31, 2009

Amapá	Investments in ventures	30	$456.6	$272.4
AusQuest	Investments in ventures	30	23.4	22.7
Cockatoo	Investments in ventures	50	33.8	9.1
Wabush (1)	Other liabilities	100	-	(11.4)
Hibbing	Other liabilities	23	(7.7)	(11.6)
Other	Investments in ventures		11.5	10.9

			$517.6	$292.1

(1)

On February 1, 2010, we acquired U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership interest in Wabush from 26.8 percent as of December 31, 2009 to 100 percent as of September 30, 2010. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

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

Retrospective Adjustments

During the third quarter of 2010, we retrospectively recorded adjustments to the Wabush purchase price allocation back to the date of acquisition that occurred during the first quarter of 2010. Therefore, the financial statements for the three months ended March 31, 2010 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Loss from Ventures of $34.3 million and a decrease to Net Income Attributable to Cliffs Shareholders of $25.0 million, respectively, on the Statements of Unaudited Condensed Consolidated Operations. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.18 per common share, respectively. In addition, Retained Earnings on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 has been decreased by $25.0 million for the effect of these retrospective adjustments. Accordingly, such amounts are reflected in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2010 and excluded from the three months ended September 30, 2010. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the consolidation guidance for variable interest entities, amended in June of 2009. The amendment was issued in response to perceived shortcomings in the consolidation model that were highlighted by recent market events, including concerns about the ability to structure transactions under the current guidance to avoid consolidation, balanced with the need for more relevant, timely, and reliable information about an enterprise’s involvement in a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable interest entity, (3) changes to when it is necessary to reassess who should consolidate a variable interest entity, and (4) additional disclosures of information related to a company’s interest in a variable interest entity. The new guidance was effective January 1, 2010 for calendar year-end companies. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

In February 2010, the FASB issued amended guidance on subsequent events to remove the requirement to disclose the date through which an SEC filer has evaluated subsequent events. The amended guidance was effective upon issuance. We adopted this amendment as of the interim period ended March 31, 2010.

NOTE 2 – SEGMENT REPORTING

Our company’s primary operations are organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our five metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

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

The following table presents a summary of our reportable segments for the three and nine months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Revenues from product sales and services:
North American Iron Ore	$865.8	64%	$428.2	64%	$2,037.9	63%	$879.3	58%
North American Coal	126.1	9%	37.9	6%	323.4	10%	125.2	8%
Asia Pacific Iron Ore	298.2	22%	165.3	25%	767.1	24%	405.4	27%
Other	55.9	5%	35.0	5%	129.6	3%	111.6	7%

Total revenues from product sales and services	$1,346.0	100%	$666.4	100%	$3,258.0	100%	$1,521.5	100%

Sales margin:
North American Iron Ore	$303.8		$89.5		$621.8		$108.1
North American Coal	(17.8)		(15.5)		(5.4)		(63.4)
Asia Pacific Iron Ore	169.7		27.1		382.5		67.4
Other	20.8		2.1		42.3		21.8

Sales margin	476.5		103.2		1,041.2		133.9
Other operating expense	(87.3)		(22.7)		(172.8)		(59.3)
Other income (expense)	20.3		0.9		27.7		62.6

Income from continuing operations before income taxes and equity income (loss) from ventures	$409.5		$81.4		$896.1		$137.2

Depreciation, depletion and amortization:
North American Iron Ore	$28.2		$24.0		$81.3		$56.0
North American Coal	19.6		8.4		42.6		26.9
Asia Pacific Iron Ore	31.0		22.3		97.2		81.5
Other	5.6		3.3		18.4		8.3

Total depreciation, depletion and amortization	$84.4		$58.0		$239.5		$172.7

Capital additions (1):
North American Iron Ore	$37.5		$13.7		$69.3		$35.2
North American Coal	28.1		4.2		42.0		16.7
Asia Pacific Iron Ore	10.4		17.7		30.6		90.6
Other	7.5		1.3		12.3		8.2

Total capital additions	$83.5		$36.9		$154.2		$150.7

(1) Includes capital lease additions.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2010	December 31, 2009
Segment Assets:
North American Iron Ore	$2,152.1	$1,478.9
North American Coal	1,594.0	765.0
Asia Pacific Iron Ore	1,753.5	1,388.2
Other	693.8	300.0

Total segment assets	6,193.4	3,932.1
Corporate	885.5	707.2

Total assets	$7,078.9	$4,639.3

NOTE 3 – ACCOUNTS RECEIVABLE

The following presents the detail of our Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2010 and December 31, 2009:

	(In Millions)
	September 30, 2010
Segment	Trade Accounts Receivable	Provisionally Priced Accounts Receivable	Associated Accounts Receivable	Total Accounts Receivable
North American Iron Ore	$92.7	$1.8	$-	$94.5
North American Coal	35.3	-	-	35.3
Asia Pacific Iron Ore	67.8	-	-	67.8
Other	14.2	-	2.3	16.5

Total	$210.0	$1.8	$2.3	$214.1

	(In Millions)
	December 31, 2009
Segment	Trade Accounts Receivable	Provisionally Priced Accounts Receivable	Associated Accounts Receivable	Total Accounts Receivable
North American Iron Ore	$18.8	$-	$0.8	$19.6
North American Coal	27.9	-	-	27.9
Asia Pacific Iron Ore	39.3	-	-	39.3
Other	15.8	-	0.9	16.7

Total	$101.8	$-	$1.7	$103.5

The amount reported as provisionally priced accounts receivable as of September 30, 2010 represents current derivative assets related to provisional pricing agreements with certain of our North American Iron Ore customers. The classification of the derivatives within Accounts receivable reflects the amount we have provisionally agreed upon with our customers until a final price settlement is reached and represents the amount we have invoiced for shipments made to such customers and expect to collect in cash in the short-term to fund operations. The incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement for the current year is classified as current Derivative assets on the Statement of Unaudited Condensed Consolidated Financial Position as of September 30, 2010. Refer to NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2010 and December 31, 2009:

	(In Millions)
	Derivative Assets
	September 30, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$26.2	Derivative assets (current)	$4.2
	Other non-current assets	2.9		-
Customer Supply Agreements	Derivative assets (current)	45.8	Derivative assets (current)	47.3
			Deposits and miscellaneous	15.9
Provisional Pricing Arrangements	Derivative assets (current)	136.6		-
	Accounts receivable	1.8		-

Total derivatives not designated as hedging instruments under ASC 815		$213.3		$67.4

Total derivatives		$213.3		$67.4

There were no derivative instruments classified as a liability as of September 30, 2010 or December 31, 2009.

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

We entered into additional foreign exchange contracts during the first nine months of 2010, and as of September 30, 2010, we had outstanding exchange rate contracts with a notional amount of $305 million in the form of call options, collar options, and forward exchange contracts with varying maturity dates ranging from October 2010 to January 2012. This compares with outstanding exchange rate contracts with a notional amount of $108.5 million as of December 31, 2009.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three and nine months ended September 30, 2010, the change in fair value of our foreign currency contracts resulted in net gains of $32.5 million and $24.8 million, respectively, based on the Australian to U.S. dollar spot rate of 0.97 at September 30, 2010. This compares with net gains of $8.8 million and $84.8 million, respectively, for the three and nine months ended September 30, 2009, based on the Australian to U.S. dollar spot rate of 0.88 at September 30, 2009. The amounts that were previously recorded as a component of Accumulated other comprehensive income (loss) are reclassified to earnings and a corresponding realized gain or loss is recognized upon maturity of the related contracts. For the nine months ended September 30, 2010, we reclassified gains of $3.2 million from Accumulated other comprehensive income (loss) related to contracts that matured during the year, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations in each respective period. Gains of $2.9 million and $12.8 million, respectively, were reclassified to earnings for the three and nine months ended September 30, 2009. As of September 30, 2010, approximately $0.7 million of gains remains in Accumulated other comprehensive income (loss) related to the effective cash flow hedge contracts prior to de-designation. We estimate the remaining $0.7 million will be reclassified to Product revenues in the next 12 months upon maturity of the related contracts.

We have subsequently elected hedge accounting for certain types of our foreign exchange contracts that we will be entering into subsequent to September 30, 2010.

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

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $25.1 million and $93.4 million, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2010, related to the supplemental payments. This compares with Product revenues of $17.0 million and a reduction to Product revenues of $4.7 million, respectively, for the comparable periods in 2009. Derivative assets, representing the fair value of the pricing factors, were $45.8 million and $63.2 million, respectively, on the September 30, 2010 and December 31, 2009 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

In 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We have reached final pricing settlement with the majority of our North American Iron Ore customers through the third quarter of 2010. However, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements, and negotiations are still ongoing with these customers. As a result, we have recorded certain shipments made in the first nine months of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. We recognized $229.2 million and $960.7 million, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2010 under these pricing provisions. For the nine months ended September 30, 2010, $455.7 million of these revenues have been realized due to the pricing settlements that occurred with the majority of our North American customers during the third quarter of 2010. In addition, the amounts recognized in revenue include $15.3 million resulting from an upward revision of our estimated forward price settlement during the third quarter of 2010, of which $8.3 million related to shipments made during the first six months of the year. Product revenues for the nine months ended September 30, 2010 also include revenue adjustments related to provisional pricing arrangements with our Asia Pacific Iron Ore customers, which were recorded as Derivative assets as of March 31, 2010 and subsequently settled during the second quarter of 2010. Settlement resulted in an increase in Product revenues of $36.7 million on the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2010 related to shipments made in the first quarter of 2010. For the nine months ended September 30, 2009, we recognized a reduction in Product revenues of $28.2 million based on the estimated forward settlement of the 2009 annual international benchmark price until it actually settled. We did not alter our estimate of the benchmark price during the third quarter of 2009; therefore, there was no impact on revenue related to provisional pricing adjustments for the three months ended September 30, 2009.

As of September 30, 2010, we have recorded approximately $136.6 million as current Derivative assets on the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final pricing in the current year with our North American Iron Ore customers. This amount represents the incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement for the current year. As of September 30, 2010, we also have derivatives of $1.8 million classified as Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we have provisionally agreed upon with our customers until a final price settlement is reached. Refer to NOTE 3 – ACCOUNTS RECEIVABLE for additional information. In 2009, the derivative instrument was settled in the fourth quarter upon settlement of the pricing provisions with each of our customers, and is therefore not reflected on the Statements of Unaudited Condensed Consolidated Financial Position at December 31, 2009.

We are currently in discussions with certain of our customers regarding how our supply agreements will take into account the move away from annual benchmark pricing. Additionally, we currently have arbitrations pending relating to the price adjustment provisions of two supply agreements. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. In the event that we are unsuccessful in defending our position, the retroactive revised pricing for 2010 sales under one of the supply agreements could have a material impact on our consolidated results of operations. The outcome and timing of the arbitrations are uncertain and could extend beyond 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2010 and 2009:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Foreign Exchange Contracts	Product Revenues	$3.3	$1.4	$8.8	$2.1
Foreign Exchange Contracts	Changes in fair value of foreign currency contracts, net	32.5	8.8	24.8	84.8
Customer Supply Agreements	Product Revenues	25.1	17.0	93.4	(4.7)
Provisional Pricing Arrangements	Product Revenues	229.2	-	960.7	(28.2)
United Taconite Purchase Provision	Product Revenues	-	29.9	-	106.5

Total		$290.1	$57.1	$1,087.7	$160.5

Refer to NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 5 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2010 and December 31, 2009:

	(In Millions)
	September 30, 2010			December 31, 2009
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$186.1	$28.5	$214.6	$172.7	$18.4	$191.1
North American Coal	20.5	11.4	31.9	14.9	1.4	16.3
Asia Pacific Iron Ore	31.0	16.3	47.3	28.6	31.7	60.3
Other	10.9	3.8	14.7	1.6	3.2	4.8

Total	$248.5	$60.0	$308.5	$217.8	$54.7	$272.5

NOTE 6 – MARKETABLE SECURITIES

In July 2010, we sold substantially all of our held-to-maturity portfolio for approximately $15.6 million, resulting in a realized loss of $0.1 million. The majority of our held-to-maturity securities were due to mature by the end of 2010 and the decision to sell was made in order to increase the availability of cash for the funding of certain strategic transactions, including the acquisitions of Spider and CLCC.

At September 30, 2010 and December 31, 2009, we had $86.6 million and $81.0 million, respectively, of marketable securities classified as available for sale. Marketable securities classified as available-for-sale are stated at fair value, with unrealized gains and losses included in Accumulated other comprehensive income (loss). The cost, gross unrealized gains and losses and fair value of securities classified as available-for-sale at September 30, 2010 and December 31, 2009 are summarized as follows:

	(In Millions)
	September 30, 2010
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Equity securities
(without contractual maturity)	$41.0	$45.6	$-	$86.6

	(In Millions)
	December 31, 2009
		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Equity securities
(without contractual maturity)	$35.6	$46.1	$(0.7)	$81.0

NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Wabush

We acquired entities from our former partners that held their respective interests in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. Our full ownership of Wabush has been included in the condensed consolidated financial statements since that date. The acquisition date fair value of the consideration transferred totaled $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest has increased our North American Iron Ore equity production capacity by approximately 4.0 million tons and has added more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

Prior to the acquisition date, we accounted for our 26.8 percent interest in Wabush as an equity-method investment. We initially recognized an acquisition date fair value of the previous equity interest of $39.7 million. We initially recognized a gain of $47.0 million as a result of remeasuring our prior equity interest in Wabush held before the business combination. The gain was recognized in the first quarter of 2010 and was included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010.

In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets and liabilities acquired. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income (loss). Based on this process the acquisition date fair value of the previous equity interest was adjusted to $25.7 million. The gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income (loss) of $20.3 million, was adjusted to $12.7 million.

Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and liabilities and the resulting Goodwill and Gain on acquisition of controlling interests back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2010 and excluded from the three months ended September 30, 2010. We adjusted the preliminary purchase price allocation for the acquisition of Wabush in the third quarter of 2010 as follows:

	(In Millions)
	Initial Allocation	Revised Allocation	Change
Consideration
Cash	$88.0	$88.0	$-
Working capital adjustments	15.0	15.0	-

Fair value of total consideration transferred	103.0	103.0	-

Fair value of Cliffs’ equity interest in Wabush held prior to acquisition of remaining interest	39.7	25.7	(14.0)

	$142.7	$128.7	$(14.0)

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
In-process inventories	$21.8	$21.8	$-
Supplies and other inventories	43.6	43.6	-
Other current assets	13.2	13.2	-
Mineral rights	85.1	84.4	(0.7)
Plant and equipment	146.3	147.8	1.5
Intangible assets	66.4	66.4	-
Other assets	16.3	16.3	-

Total identifiable assets acquired	392.7	393.5	0.8
LIABILITIES:
Current liabilities	(48.1)	(48.1)	-
Pension and OPEB obligations	(80.6)	(80.6)	-
Mine closure obligations	(39.6)	(53.4)	(13.8)
Below-market sales contracts	(67.7)	(67.7)	-
Deferred taxes	(20.5)	(23.2)	(2.7)
Other liabilities	(8.9)	(8.9)	-

Total identifiable liabilities assumed	(265.4)	(281.9)	(16.5)

Total identifiable net assets acquired	127.3	111.6	(15.7)
Preliminary goodwill	15.4	17.0	1.6

Total net assets acquired	$142.7	$128.7	$(14.0)

The significant changes to the purchase price allocation from the initial allocation were due primarily to the allocation of deferred taxes between the existing equity interest in Wabush and the acquired portion, and additional asset retirement obligations noted related to the Wabush operations.

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

The $17.0 million of preliminary goodwill resulting from the acquisition was assigned to our North American Iron Ore business segment. The goodwill recognized is primarily attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the goodwill is expected to be deductible for income tax purposes.

Refer to NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Our consolidated results of operations include incremental revenue and sales margin of $329.6 million and $180 million, respectively, related to the acquisition of the remaining interest in Wabush since the date of acquisition.

We are in the finishing stages of completing the purchase price allocations for the acquisition of Wabush, including management’s final evaluation of the fair value allocated to the various assets acquired and assumed liabilities. We are also in the process of completing the evaluation of deferred taxes created by acquiring the tax basis of the former owners of Wabush. We expect to finalize the purchase price allocation for the acquisition of Wabush in the fourth quarter of this year.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base-metal properties in Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario Canada, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the condensed consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that could form the foundation of North America’s only ferrochrome production operation. The planned mine is expected to produce 1 million to 2 million tonnes of high-grade chromite ore annually, which would be further processed into 400 thousand to 800 thousand tonnes of ferrochrome. Total purchase consideration for the acquisition was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition date fair value of the consideration transferred was determined based upon the closing market price of our common shares on the acquisition date.

Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million in the first quarter of 2010 as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2010.

The following table summarizes the consideration paid for Freewest and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value estimates were made in the first quarter of 2010 and remain unchanged as of September 30, 2010. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, mineral lands and deferred taxes, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future.

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

As our fair value estimates remain unchanged from the first quarter of 2010, there were no changes to the purchase price allocation from the initial allocation reported for the period ended September 30, 2010. We expect to finalize the purchase price allocation for the acquisition of Freewest in the fourth quarter of this year.

Our consolidated results of operations were not materially impacted by the acquisition of Freewest since the date of acquisition.

Spider

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. As of June 30, 2010, we held 27.4 million shares of Spider, representing approximately four percent of its issued and outstanding shares. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived, and we consequently acquired all of the common shares that were validly tendered as of that date. When combined with our prior ownership interest, the additional shares acquired increased our ownership percentage to 52 percent on the date of acquisition, representing a majority of the common shares outstanding on a fully-diluted basis. Our 52 percent ownership of Spider was included in the condensed consolidated financial statements since the July 6, 2010 acquisition date, and Spider was included as a component of our Ferroalloys operating segment. The acquisition date fair value of the consideration transferred totaled a cash purchase price of $56.9 million. Subsequent to the acquisition date, we extended the cash offer to permit additional shares to be tendered and taken up, thereby increasing our ownership percentage in Spider to 85 percent as of September 30, 2010. Effective October 6, 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, bringing our ownership percentage to 100 percent as of that date. As noted above, through our acquisition of Freewest during the first quarter of 2010, we acquired an interest in the Ring of Fire properties in Northern Ontario, which comprise three premier chromite deposits. The Spider acquisition allowed us to obtain majority ownership of the “Big Daddy” chromite deposit, based on Spider’s ownership percentage in this deposit of 26.5 percent.

Prior to the acquisition date, we accounted for our four percent interest in Spider as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $4.9 million, which was determined based upon the closing market price of the 27.4 million previously owned shares on the acquisition date.

The acquisition date fair value of the 48 percent noncontrolling interest in Spider was estimated to be $51.9 million, which was determined based upon the closing market price of the 290.5 million shares of noncontrolling interest on the acquisition date.

The following table summarizes the consideration paid for Spider and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, mineral lands and deferred taxes, and the final allocation will be made when completed. Accordingly, allocation of the purchase price is preliminary and subject to modification in the future.

(In Millions)
Consideration
Cash	$56.9

Fair value of total consideration transferred	56.9

Fair value of Cliffs’ ownership interest in Spider held prior to acquisition of remaining interest	4.9

$61.8

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$9.0
Other current assets	4.5
Mineral rights	31.0

Total identifiable assets acquired	44.5
LIABILITIES:
Other current liabilities	(5.2)
Long-term deferred tax liabilities	(2.7)

Total identifiable liabilities assumed	(7.9)

Total identifiable net assets acquired	36.6
Preliminary Goodwill	77.1
Noncontrolling interest in Spider	(51.9)

Total net assets acquired	$61.8

The $77.1 million of preliminary goodwill resulting from the acquisition was assigned to our Ferroalloys business segment. The preliminary goodwill recognized is primarily attributable to obtaining a controlling interest in Spider. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Our consolidated results of operations were not materially impacted by the acquisition of Spider since the date of acquisition.

CLCC

On July 30, 2010, we acquired all of the coal operations of privately-owned INR, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. Our full ownership of CLCC has been included in the condensed consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our North American Coal segment. The acquisition date fair value of the consideration transferred totaled $774.5 million, which consisted of a cash purchase price of $757 million and a working capital adjustment of $17.5 million.

CLCC is a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. CLCC’s operations include two underground continuous mining method metallurgical coal mines and one open surface thermal coal mine. The acquisition includes a metallurgical and thermal coal mining complex with a coal preparation and processing facility as well as a large, long-life reserve base with an estimated 68 million tons of metallurgical coal and 51 million tons of thermal coal. This reserve base increases our total global reserve base to over 175 million tons of metallurgical coal and over 57 million tons of thermal coal. This acquisition represents an opportunity for us to add complementary high-quality coal products to our existing operations and provides certain advantages, including among other things, long-life mine assets, operational flexibility, and new equipment. When combined with our current coal production in West Virginia, Alabama and Queensland, Australia, we estimate 2011 global equity production capacity of approximately 9 million tons at a split of approximately 7 million tons of metallurgical coal and 2 million tons of thermal coal.

The following table summarizes the consideration paid for CLCC and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of completing certain valuations of the assets acquired and liabilities assumed related to the acquisition, most notably, tangible assets, deferred taxes and goodwill, and the final allocation will be made when completed. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

(In Millions)
Consideration
Cash	$757.0
Working capital adjustments	17.5

Fair value of total consideration transferred	$774.5

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Production inventories	$20.0
Other current assets	11.8
Land and mineral rights	640.3
Plant and equipment	111.1
Deferred taxes	16.5
Intangible assets	7.5
Other non-current assets	0.8

Total identifiable assets acquired	808.0
LIABILITIES:
Current liabilities	(22.8)
Mine closure obligations	(2.8)
Below-market sales contracts	(32.6)

Total identifiable liabilities assumed	(58.2)

Total identifiable net assets acquired	749.8
Preliminary goodwill	24.7

Total net assets acquired	$774.5

Of the $7.5 million of acquired intangible assets, $5.4 million was assigned to the value of in-place permits and will be amortized on a straight-line basis over the life of the mine. The remaining $2.1 million was assigned to the value of favorable mineral leases and will be amortized over the corresponding mine life.

The $24.7 million of preliminary goodwill resulting from the acquisition was assigned to our North American Coal business segment. The preliminary goodwill recognized is primarily attributable to the addition of complementary high-quality coal products to our existing operations and operational flexibility. None of the preliminary goodwill is expected to be deductible for income tax purposes. Refer to NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Our consolidated results of operations include incremental revenue and sales margin of $45.5 million and $2.5 million, respectively, related to the acquisition of CLCC since the date of acquisition.

With regard to each of the acquisitions discussed above, pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	(In Millions)
	September 30, 2010					December 31, 2009 (1)
	North American Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	North American Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$-	$72.6	$-	$74.6	$2.0	$-	$2.0
Arising in business combinations	17.0	24.7	-	77.1	118.8	-	68.3	68.3
Impact of foreign currency translation	-	-	6.4		6.4	-	4.3	4.3

Ending Balance	$19.0	$24.7	$79.0	$77.1	$199.8	$2.0	$72.6	$74.6

(1) Represents a 12-month rollforward of our goodwill by reportable segment at December 31, 2009.

The increase in the balance of goodwill as of September 30, 2010 includes the preliminary assignment of $17.0 million to goodwill based on the revised purchase price allocation for the acquisition of the remaining interest in Wabush. In addition, the goodwill balance as of September 30, 2010 increased due to the preliminary assignment to goodwill in the third quarter of 2010 of $77.1 million and $24.7 million, respectively, related to the acquisition of a controlling interest in Spider and acquisition of CLCC. The balance of $199.8 million and $74.6 million at September 30, 2010 and December 31, 2009, respectively, is presented as Goodwill on the Statements of Unaudited Condensed Consolidated Financial Position. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of September 30, 2010 and December 31, 2009:

		(In Millions)
		September 30, 2010			December 31, 2009
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$129.6	$(14.0)	$115.6	$120.3	$(8.2)	$112.1
Utility contracts	Intangible assets, net	54.7	(7.4)	47.3	-	-	-
Easements	Intangible assets, net	11.7	(0.3)	11.4	-	-	-
Leases	Intangible assets, net	5.4	(2.8)	2.6	3.1	(2.8)	0.3
Unpatented technology	Intangible assets, net	4.0	(2.2)	1.8	4.0	(1.6)	2.4

Total intangible assets		$205.4	$(26.7)	$178.7	$127.4	$(12.6)	$114.8

Below-market sales contracts	Other current liabilities	$(70.9)	$7.5	$(63.4)	$(30.3)	$-	$(30.3)
Below-market sales contracts	Below-Market Sales Contracts	(258.3)	72.6	(185.7)	(198.7)	45.4	(153.3)

Total below-market sales contracts		$(329.2)	$80.1	$(249.1)	$(229.0)	$45.4	$(183.6)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $5.8 million and $14.1 million, respectively, for the three and nine months ended September 30, 2010, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $2.4 million and $7.2 million, respectively, for the comparable periods in 2009. The estimated amortization expense relating to intangible assets for the remainder of 2010 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2010 (remaining three months)	$3.1
2011	18.2
2012	18.2
2013	17.3
2014	17.3
2015	6.2

Total	$80.3

The below-market sales contracts are classified as a liability and recognized over the remaining terms of the underlying contracts, which range from 3.5 to 8.5 years. For the three and nine months ended September 30, 2010 we recognized $22.9 million and $34.7 million, respectively, in Product revenues related to the below-market sales contracts, compared with $10.1 million and $20.2 million, respectively, for the three and nine months ended September 30, 2009. The following amounts will be recognized in earnings for the remainder of 2010 and each of the five succeeding fiscal years:

Amount
Year Ending December 31
2010 (remaining three months)	$20.1
2011	58.3
2012	48.8
2013	45.3
2014	23.0
2015	23.0

Total	$218.5

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at September 30, 2010 and December 31, 2009:

	(In Millions)
	September 30, 2010
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$496.8	$-		$-	$496.8
Derivative assets	-	138.4	(1)	45.8	184.2
Marketable securities	86.6	-		-	86.6
Foreign exchange contracts	-	29.1		-	29.1

Total	$583.4	$167.5		$45.8	$796.7

(1)

Derivative assets include $1.8 million classified as Accounts receivable on the Statement of Unaudited Condensed Consolidated Financial Position as of September 30, 2010. Refer to NOTE 3 – ACCOUNTS RECEIVABLE and NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

We had no financial instruments measured at fair value that were in a liability position at September 30, 2010 or December 31, 2009.

Financial assets classified in Level 1 at September 30, 2010 and December 31, 2009 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At September 30, 2010 and December 31, 2009, such derivative financial instruments include substantially all of our foreign exchange hedge contracts. The fair value of the foreign exchange hedge contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The Level 2 derivative assets at September 30, 2010 also consist of freestanding derivatives related to certain supply agreements with our North American Iron Ore customers. As a result of a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system, we are in the process of discussing the terms of certain of our customer supply agreements and have recorded certain shipments made during the first nine months of 2010 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period. During the third quarter of 2010, we revised the inputs used to determine the fair value of these derivatives to include 2010 published pricing settlements realized by other companies in the industry. Prior to this change, the fair value was primarily determined based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2010. Based on these changes to the determination of the fair value, we transferred $161.8 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy during the third quarter of 2010. The fair value of our derivatives is determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk.

The derivative financial asset classified within Level 3 at September 30, 2010 and December 31, 2009 includes a derivative instrument embedded in certain supply agreements with one of our North American Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no material financial assets or liabilities measured at fair value on a non-recurring basis at September 30, 2010 or December 31, 2009.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of September 30, 2010. As noted above, there was a transfer from Level 3 to Level 2 as reflected in the table below. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009.

	(In Millions)
	Derivative Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$238.9	$25.4	$63.2	$76.6
Total gains (losses)
Included in earnings	25.1	17.0	824.9	(4.7)
Included in other comprehensive income	-	-	-	-
Settlements	(56.4)	(1.6)	(680.5)	(31.1)
Transfers out of Level 3	(161.8)	-	(161.8)	-

Ending balance - September 30	$45.8	$40.8	$45.8	$40.8

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$25.1	$17.0	$93.4	$(4.7)

Gains and losses included in earnings are reported in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2010 and 2009.

The carrying amount and fair value of our long-term receivables and long-term debt at September 30, 2010 and December 31, 2009 were as follows:

	(In Millions)
	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$19.3	$21.4	$17.5
ArcelorMittal USA - Ispat receivable	34.2	41.4	38.3	45.7
Other	7.6	7.6	-	-

Total long-term receivables (1)	$64.1	$68.3	$59.7	$63.2

Long-term debt:
Senior notes - $1 billion	$990.2	$1,025.9	$-	$-
Senior notes - $400 million	397.8	431.0	-	-
Senior notes - $325 million	325.0	357.6	325.0	332.9
Term loan	-	-	200.0	200.0
Customer borrowings	4.0	4.0	4.6	4.6

Total long-term debt	$1,717.0	$1,818.5	$529.6	$537.5

(1) Includes current portion.

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly, and payments began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of September 30, 2010, we have a receivable of $22.3 million recorded in Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $21.4 million recorded as of December 31, 2009. The fair value of the receivable of $19.3 million and $17.5 million at September 30, 2010 and December 31, 2009, respectively, is based on a discount rate of 4.7 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $34.2 million and $38.3 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the receivable of $41.4 million and $45.7 million at September 30, 2010 and December 31, 2009, respectively, is based on a discount rate of 3.3 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest debt and approximate fair value. See NOTE 10 – DEBT AND CREDIT FACILITIES for further information.

NOTE 10 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of September 30, 2010 and December 31, 2009:

($ in Millions)
September 30, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Face Amount	Total Long-Term Debt
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	$500.0	$498.9	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(4)
$400 Million Senior Notes	Fixed	5.90%	2020	400.0	397.8	(3)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility: (1)
Revolving loan	Variable	- %	2012	600.0	-	(2)

Total				$2,325.0	$1,713.0

December 31, 2009
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Face Amount	Total Long-Term Debt
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	$270.0	$270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$800 Million Credit Facility:
Term loan	Variable	1.43%	2012	200.0	200.0
Revolving loan	Variable	- %	2012	600.0	-	(2)

Total				$1,125.0	$525.0

(1) The $200 million term loan was repaid in full on March 31, 2010.

(2) As of September 30, 2010 and December 31, 2009, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $63.1 million and $31.4 million, respectively, reducing available borrowing capacity to $536.9 million and $568.6 million, respectively.

(3) As of September 30, 2010 the $400 million senior notes were recorded at par value of $400 million less unamortized discounts of $2.2 million, based on an imputed interest rate of 5.98 percent.

(4) As of September 30, 2010 the $500 million 4.80 percent 2020 senior notes and the $500 million 6.25 percent 2040 senior notes were recorded at par values of $500 million less unamortized discounts of $1.1 million and $8.7 million, respectively, based on imputed interest rates of 4.83 percent and 6.38 percent, respectively.

The terms of the private placement senior notes and the credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2010 and December 31, 2009, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facility.

$1 Billion Senior Notes Offering

On September 20, 2010, we completed a $1 billion public offering of senior notes consisting of two tranches; a 10-year tranche of $500 million aggregate principal amount at 4.80 percent due October 1, 2020, and a 30-year tranche of $500 million aggregate principal amount at 6.25 percent due October 1, 2040. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on April 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally with all of our other existing and future senior unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.

A portion of the net proceeds from the senior notes offering was used for the repayment of the $350 million borrowings outstanding under our credit facility, which we repaid on September 22, 2010. Other uses of the net proceeds may include general corporate purposes, including funding of capital expenditures and acquisitions. Pending other uses, we may also invest the net proceeds from the offering in short-term marketable securities.

The senior notes may be redeemed any time at our option after 30 days but within no more than 60 days of notice to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points with respect to the 2020 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs with respect to the notes, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

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

A portion of the net proceeds from the senior notes offering was used for the repayment of our $200 million term loan under our credit facility, which we repaid on March 31, 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding of $100.8 million on May 27, 2010. In addition, we used the remainder of the net proceeds to help fund the acquisitions of Spider and CLCC during the third quarter of 2010.

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

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a new A$40 million ($38.8 million) bank contingent instrument facility and cash advance facility to replace the existing A$40 million multi-option facility. The facility, which was subsequently renewed until June 30, 2011 and which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of September 30, 2010, the outstanding bank guarantees under this facility totaled A$20.5 million ($19.9 million), thereby reducing borrowing capacity to A$19.5 million ($18.9 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of September 30, 2010, we were in compliance with these financial covenants.

Latin America

During the second quarter of 2010, Amapá repaid its total project debt outstanding, for which we had provided a several guarantee on our 30 percent share. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment, our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed during the second quarter of 2010 through Equity income (loss) from ventures in the Statements of Unaudited Condensed Consolidated Operations. The fair value was estimated using a discounted cash flow model based upon the spread between guaranteed and non-guaranteed debt over the period the debt was expected to be outstanding.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at September 30, 2010, total $270 million in 2013, $55 million in 2015 and $1.4 billion thereafter.

Refer to NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 11 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $6.2 million and $18.1 million, respectively, for the three and nine months ended September 30, 2010, compared with $5.1 million and $19.1 million, respectively, for the same periods in 2009.

Future minimum payments under capital leases and non-cancelable operating leases at September 30, 2010 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2010 (October 1 - December 31)	$7.8		$6.1
2011	30.9		20.1
2012	29.6		16.8
2013	23.8		16.6
2014	23.3		12.1
2015 and thereafter	73.1		17.3

Total minimum lease payments	188.5		$89.0

Amounts representing interest	45.7

Present value of net minimum lease payments	$142.8	(1)

(1)The total is comprised of $21.3 million and $121.5 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2010.

NOTE 12 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $201.6 million and $132.3 million at September 30, 2010 and December 31, 2009, respectively. The following is a summary of the obligations as of September 30, 2010 and December 31, 2009:

	(In Millions)
	September 30, 2010	December 31, 2009
Environmental	$13.8	$14.5
Mine closure
LTVSMC	17.1	13.9
Operating mines:
North American Iron Ore	117.3	56.9
North American Coal	34.4	30.3
Asia Pacific Iron Ore	13.1	11.4
Other	5.9	5.3

Total mine closure	187.8	117.8

Total environmental and mine closure obligations	201.6	132.3
Less current portion	7.2	8.0

Long-term environmental and mine closure obligations	$194.4	$124.3

Environmental

Our environmental liability of $13.8 million and $14.5 million at September 30, 2010 and December 31, 2009, respectively, primarily relates to the Rio Tinto Mine Site, an historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the Nevada DEP and the RTWG, composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. In 2009, the RTWG entered into an allocation agreement to resolve differences over the allocation of any negotiated remedy, under which we are obligated to fund 32.5 percent of the contemplated insured fixed-price cleanup (“IFC”). In the event an IFC is not implemented, the RTWG has agreed on allocation percentages, with Cliffs being committed to fund 32.5 percent of any remedy. We have an environmental liability of $9.3 million and $9.5 million recorded on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2010 and December 31, 2009, respectively, related to this issue. We believe our current reserve is adequate to fund our anticipated portion of the IFC. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2010.

Mine Closure

Our mine closure obligations are for our five consolidated North American operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	(In Millions)
	September 30, 2010	December 31, 2009 (1)
Asset retirement obligation at beginning of period	$103.9	$86.8
Accretion expense	9.1	6.8
Exchange rate changes	1.5	3.6
Revision in estimated cash flows	-	6.7
Acquired through business combinations	56.2	-

Asset retirement obligation at end of period	$170.7	$103.9

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2009.

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2010 and 2009:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$3.5	$4.2	$12.5	$10.7
Interest cost	12.7	12.2	38.3	32.0
Expected return on plan assets	(13.2)	(10.6)	(39.3)	(27.9)
Amortization:
Prior service costs	1.0	1.3	3.1	3.2
Net actuarial losses	5.1	7.1	17.0	20.1

Net periodic benefit cost	$9.1	$14.2	$31.6	$38.1

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$2.2	$1.8	$5.4	$4.1
Interest cost	5.4	5.5	16.1	14.2
Expected return on plan assets	(3.2)	(2.3)	(9.7)	(6.8)
Amortization:
Prior service costs	0.4	0.4	1.3	1.3
Net actuarial losses	3.1	1.2	6.5	6.3

Net periodic benefit cost	$7.9	$6.6	$19.6	$19.1

We made pension contributions of $36.1 million and $16.1 for the nine months ended September 30, 2010 and 2009, respectively. OPEB contributions were $17.4 million and $14.9 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 14 – STOCK COMPENSATION PLANS

Employees’ Plans

On May 11, 2010, our shareholders approved and adopted an amendment and restatement of the 2007 ICE Plan to increase the authorized number of shares available for issuance under the plan and to provide an annual limitation on the number of shares available to grant to any one participant in any fiscal year of 500,000 common shares. As of September 30, 2010, our ICE Plan authorized up to 11,000,000 of our common shares to be issued as stock options, stock appreciation rights, restricted shares, restricted share units, retention units, deferred shares, and performance shares or performance units.

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

On March 8, 2010, the Committee approved a grant under our shareholder approved ICE Plan for the performance period 2010-2012. A total of 367,430 shares were granted under the award, consisting of 272,700 performance shares and 94,730 restricted share units. During the second quarter of 2010 additional shares were granted under the ICE Plan, consisting of 17,755 performance shares and 13,015 restricted share units, restricted stock and retention units. On September 7, 2010 and September 13, 2010, an additional 2,000 restricted shares and 20,500 restricted shares, respectively, were granted under the ICE Plan.

The performance shares awarded under the ICE Plan to the Company’s Chief Executive Officer on December 17, 2009 and March 8, 2010 of 67,009 shares and 18,720 shares, respectively, met the aggregate value added performance objective under the award terms as of September 30, 2010. The number of shares paid out under these particular awards at the end of each incentive period will be determined by the Committee based upon the achievement of certain other performance factors evaluated solely at the Committee’s discretion and may be reduced from the 67,009 shares and 18,720 shares granted. These other performance factors are in addition to the aggregate value added performance objective. As a result of this uncertainty, a grant date has not yet been determined for this award for purposes of measuring and recognizing compensation cost.

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

The following assumptions were utilized to estimate the fair value for the 2010 performance share grants:

Period (1)	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
First Quarter	$ 60.17	2.82	94.6%	1.28%	0.59%	$ 36.28	60.30%
Second Quarter	$56.12 - $74.02	2.82	94.6%	1.28%	0.59%	$33.84 - $44.63	60.30%

(1)	Performance shares were granted during the first quarter of 2010 on March 8, 2010 and during the second quarter of 2010 on April 6, April 12, April 26, May 3, and June 14, 2010.

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

NOTE 15 – INCOME TAXES

Our tax provision for the three and nine months ended September 30, 2010 was $115.7 million and $278 million, respectively. The tax provision for the nine months ended September 30, 2010 includes $24.1 million of expense for discrete items primarily related to expense associated with the PPACA and the Reconciliation Act, which were both signed into law in March 2010. The effective tax rate for the first nine months of 2010 is approximately 31 percent. Our 2010 expected effective tax rate for the full year is approximately 28.1 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of September 30, 2010, our valuation allowance against certain deferred tax assets increased by $31.9 million from December 31, 2009 primarily related to ordinary losses of certain foreign operations for which future utilization is currently uncertain, Wabush asset retirement obligation reserves for which the realizability for tax purposes is uncertain, as well as a tax basis greater than book basis on certain foreign assets.

As of September 30, 2010, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2010, we had $75.2 million of unrecognized tax benefits. If the $75.2 million was recognized, $74.2 million would impact the effective tax rate. It is reasonably possible that up to $16 million of foreign tax benefits could be recognized within one year of September 30, 2010 due to the expiration of statutes of limitation. During the three and nine months ended September 30, 2010, we accrued an additional $0.5 million and $1.8 million, respectively, of interest relating to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2007 and forward for the United States, 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 16 – CAPITAL STOCK

Shareholder Rights Plan

On March 9, 2010, our Board of Directors approved the redemption of the rights accompanying our common shares. The rights were issued pursuant to the terms of the Shareholder Rights Plan that was adopted in October 2008. The redemption of the rights effectively terminated the Shareholders Rights Plan. The redemption price of $0.001 per right was paid as part of the common share dividend on June 1, 2010 to shareholders of record as of May 14, 2010. Accordingly, $0.001 of the $0.14 quarterly dividend was allocated to pay the redemption price of the rights.

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010 and September 1, 2010 to shareholders on record as of May 14, 2010 and August 13, 2010, respectively.

NOTE 17 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Cliffs shareholders	$297.4	$58.8	$626.6	$96.9
Other comprehensive income:
Unrealized net gain on marketable securities - net of tax	14.5	7.8	0.3	13.1
Foreign currency translation	145.8	79.9	101.5	209.4
Amortization of net periodic benefit cost - net of tax	19.3	5.1	37.0	23.0
Unrealized gain on interest rate swap - net of tax	-	0.5	-	1.0
Reclassification of net gains on derivative financial instruments into net income	-	(2.9)	(3.2)	(12.8)

Total other comprehensive income	179.6	90.4	135.6	233.7

Total comprehensive income	$477.0	$149.2	$762.2	$330.6

NOTE 18 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Cliffs shareholders	$297.4	$58.8	$626.6	$96.9
Weighted average number of shares:
Basic	135.3	130.8	135.3	123.0
Employee stock plans	0.9	0.9	0.8	0.8

Diluted	136.2	131.7	136.1	123.8

Earnings per common share attributable to Cliffs shareholders - Basic	$2.20	$0.45	$4.63	$0.79

Earnings per common share attributable to Cliffs shareholders - Diluted	$2.18	$0.45	$4.60	$0.78

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the third quarter of 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million tonnes annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $234 million, of which approximately $34 million has been committed, that will be required to meet the timing of the proposed expansion. As of September 30, 2010, $4 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of approximately $15 million are scheduled to be made in both 2011 and 2012, respectively.

In the third quarter of 2010, we incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. As of September 30, 2010, the project has been approved for capital investments on equipment of approximately $111 million, of which $72 million has been committed, and is expected to allow the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production by an additional two million tons annually. As of September 30, 2010, no capital expenditures had yet been made related to this project. Of the committed capital, expenditures of approximately $4 million and $68 million are scheduled to be made in 2010 and 2011, respectively.

In 2010, we incurred a capital commitment for the construction of a new portal closer to the coal face at our Oak Grove mine in Alabama. The portal, which requires a capital investment of approximately $29 million, of which $20 million has been committed, will significantly decrease transit time to and from the coal face, resulting in among other things, improved safety, greater operational efficiency, increased productivity, lower employment costs and improved employee morale. As of September 30, 2010, capital expenditures related to this purchase were approximately $7 million. Remaining committed expenditures of $13 million are scheduled to be made throughout the remainder of 2010.

In 2008, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $90 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of September 30, 2010, capital expenditures related to this purchase were approximately $55 million. Remaining expenditures of approximately $17 million and $18 million are scheduled to be made in 2010 and 2011, respectively.

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

NOTE 20 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2010 and 2009 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2010	2009
Capital additions	$154.2	$150.7
Cash paid for capital expenditures	150.1	95.8

Difference	$4.1	$54.9

Non-cash accruals	$4.1	$7.6
Capital leases	-	47.3

Total	$4.1	$54.9

Non-cash investing activities for the nine months ended September 30, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items for the nine months ended September 30, 2010 also include gains of $28.4 million primarily related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

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

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project. Other projects under development include a biomass production plant in Michigan and Ring of Fire chromite properties in Ontario, Canada.

Despite an extremely challenging economic environment throughout most of 2009, the gradual signs of improvement that began to emerge later in the year have gained momentum throughout the first three quarters of 2010. The strengthening recovery and improving outlook for 2010 is characterized by increasing steel production, higher demand and rising prices. Global crude steel production, a significant driver of our business, was up approximately 22 percent from the comparable period in 2009, with even greater production increases in some areas, including China, where the economy has grown at an annual rate of nearly 12 percent during the first nine months of 2010.

Our consolidated revenues for the three and nine months ended September 30, 2010 increased to $1.3 billion and $3.3 billion, respectively, with net income per diluted share of $2.18 and $4.60, respectively. This compares with revenues of $666.4 million and $1.5 billion, respectively, and net income per diluted share of $0.45 and $0.78, respectively, for the comparable periods in 2009. Based on the signs of marked improvement in customer demand, we have increased production at most of our facilities in order to meet increases in demand. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout the first nine months of 2010 primarily led by demand from China. Higher sales volumes in North America during the quarter and year-to-date periods are also attributable to increased sales of iron ore pellets, as well as metallurgical and thermal coal made available through our acquisitions of Wabush and CLCC during the first and third quarters of 2010. Earlier this year, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers and reached final pricing settlement with the majority of our North American customers through the third quarter of 2010, reflecting significant increases over 2009 prices for the first nine months of 2010. However, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements, and negotiations are still ongoing with these customers. As a result, we have recorded certain shipments made during the first nine months of 2010 on a provisional basis until final settlement is reached on 2010 pricing, which is expected to increase significantly over final prices reached in 2009.

Results in the current year reflect continued strong performance at our operations around the world and improved pricing for our products. Our strong cash flow generation and positive outlook for our business are allowing us to resume our focus on investments in our assets which will enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with greater confidence and the ability to increase our cash payouts to shareholders. In May 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. We have also continued to strengthen our balance sheet and enhance financial flexibility, including the completion of two public debt offerings for $400 million and $1 billion in the first and third quarters of 2010, respectively, the net proceeds of which have been used for repayment of a portion of our debt obligations and have been or may be used for the funding of other strategic transactions and acquisitions.

Growth Strategy and Strategic Transactions

Through the first nine months of 2010, we continued to increase our operating scale and presence as an international mining and natural resources company by expanding both geographically and through the minerals we mine and market. We have taken proactive measures to position ourselves to take advantage of opportunities as the market improves. The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Our growth in North America, as well as acquisitions in minerals outside of iron ore and coal, illustrates the execution of this strategy. In the first quarter of 2010, we successfully executed our growth strategy by acquiring full ownership of Wabush and Freewest. During the third quarter of 2010, we acquired all of the coal operations of privately-owned INR and increased our ownership interest in Spider to 85 percent. Effective October 6, 2010, we completed the acquisition of the remaining shares of Spider, bringing our ownership percentage to 100 percent as of that date. These acquisitions have allowed us to increase production capacity and add additional reserves at our North American Iron Ore and North American Coal businesses, gain additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia, and further broaden our geographic and mineral diversification.

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

Results of Operations – Consolidated

Following is a summary of our consolidated results of operations for the three months and nine months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Variance Favorable/ (Unfavorable)	2010	2009	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,346.0	$666.4	$679.6	$3,258.0	$1,521.5	$1,736.5
Cost of goods sold and operating expenses	(869.5)	(563.2)	(306.3)	(2,216.8)	(1,387.6)	(829.2)

Sales Margin	$476.5	$103.2	$373.3	$1,041.2	$133.9	$907.3

Sales Margin %	35.4%	15.5%	19.9%	32.0%	8.8%	23.2%

Revenue from Product Sales and Services

Sales revenue for the three and nine months ended September 30, 2010 increased $679.6 million and $1.7 billion, respectively, over the comparable periods in 2009. The increase in sales revenue was primarily due to higher sales volumes and pricing related to our North American business operations. Sales volumes nearly doubled at North American Iron Ore during the first nine months of 2010 when compared with the same period last year, and sales volume for North American Coal was 109 percent higher than the comparable prior year period. Improving market conditions throughout the first nine months of 2010 have led to increasing production in the North American steel industry, and in turn higher demand for iron ore and metallurgical coal. Higher sales volumes during the quarter and year-to-date periods were also attributable to increased sales of Wabush pellets, made available through our acquisition to obtain full ownership of the mine in early February 2010, and increased sales of metallurgical and thermal coal, made available through our acquisition of CLCC during the third quarter of 2010.

Higher sales prices have also contributed to the increase in our consolidated revenue for the three and nine months ended September 30, 2010. A recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system has caused us to reassess and, in some cases, renegotiate the terms of certain of our supply agreements, primarily with our North American Iron Ore and Asia Pacific Iron Ore customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers for the first six months of 2010, with most of our customers moving to a daily spot price mechanism in the third quarter of 2010. The increase in 2010 pricing is on average a 78 percent and 91 percent increase for lump and fines, respectively. Pricing for the third quarter of 2010 was settled at slightly higher average increases over 2009 of 109 percent and 108 percent for lump and fines, respectively. In North America, we reached final pricing settlement with the majority of our North American Iron Ore customers through the third quarter of 2010. We are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing customer supply agreements, and have recorded certain shipments made during the first nine months of 2010 on a provisional basis to reflect the estimated increases in prices until final settlement is reached on 2010 pricing. During the third quarter of 2010, we increased our estimate of final price settlement to reflect an average increase of 96.5 percent over 2009 prices, resulting in additional revenue being recognized during the three and nine months ended September 30, 2010. Refer to “Impact of Pricing Adjustments” below for additional information.

Impact of Pricing Adjustments

Third-quarter results in 2010 include additional revenue related to final pricing settlement with the majority of North American Iron Ore customers and additional revenue related to an upward revision of our estimated final price settlement for certain of our larger customers where pricing has not yet been settled through the third quarter of 2010. The table below reflects the impact of the adjustments recorded in the third quarter of 2010 related to shipments made during the first half of the year. As the revisions resulted in price increases in 2010, these adjustments had a favorable impact on results reported for the third quarter of 2010. We did not settle pricing or alter our estimated settlement during the third quarter of 2009; therefore there was no impact on revenue related to such adjustments for the three months ended September 30, 2009. The retroactive impact on our consolidated results for the three months ended September 30, 2010 is set forth in the following table:

(In millions, except per share data)	Three Months Ended September 30, 2010
Product revenues	$12.7	(1)
Operating income (loss)	12.7
Net income attributable to Cliffs shareholders	8.3
Earnings per common share attributable to Cliffs shareholders - Diluted	$0.06

(1)Approximately $8.3 million of the revenue adjustment relates to upward revisions of our estimated final price settlement for certain of our larger customers where pricing has not yet been settled, and $4.4 million relates to the impact of pricing settlements reached with the majority of our customers during the third quarter of 2010.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses for the three and nine months ended September 30, 2010 increased 54 percent and 60 percent, respectively, over the comparable prior year periods. The increase for both the third quarter and first nine months of 2010 is primarily attributable to higher costs at both our North American and Asia Pacific business operations as a result of higher sales volume, partially offset by lower idle expense at our North American businesses as a result of higher production levels in 2010 to meet increasing customer demand. Costs were also negatively impacted in the first nine months of 2010 by approximately $65.2 million related to unfavorable foreign exchange rates compared with the first nine months of 2009, $26.3 million of inventory step-up and amortization of purchase price adjustments related to the accounting for the acquisition of the remaining interest in Wabush and $91 million related to higher profit-sharing, increased fringe benefit rates and higher royalty expenses at our North American Iron Ore operations.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three and nine months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Variance Favorable/ (Unfavorable)	2010	2009	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(68.1)	$(28.4)	$(39.7)	$(164.3)	$(83.6)	$(80.7)
Casualty recoveries	-	-	-	3.3	-	3.3
Royalties and management fee revenue	2.8	(0.2)	3.0	7.7	3.5	4.2
Gain on sale of other assets	-	1.0	(1.0)	2.6	1.5	1.1
Miscellaneous - net	(22.0)	4.9	(26.9)	(22.1)	19.3	(41.4)

	$(87.3)	$(22.7)	$(64.6)	$(172.8)	$(59.3)	$(113.5)

Selling, general and administrative expenses in the third quarter and first nine months of 2010 increased $39.7 million and $80.7 million, respectively, over the same periods in 2009. The increase is partially due to higher variable compensation costs in each period of $11.3 million and $21.5 million, respectively, as well as additional expense of $3.7 million and $18.3 million for the quarter and year to date, respectively, related to a performance royalty for our investment in Sonoma. We also incurred $2.5 million and $8.9 million in the third quarter and first nine months of 2010, respectively, related to our involvement in exploration activities, as our global exploration group focuses on identifying new world-class projects for future development or projects that add significant value to existing operations. In addition, we incurred costs of $7.1 million and $9.4 million in the third quarter and first nine months of 2010, respectively, primarily related to feasibility study costs of $1.2 million, drilling costs of $1.5 million, and other project expenses of $2.4 million associated with our recently acquired Ferroalloys operating segment.

Miscellaneous – net losses of $22 million and $22.1 million in the third quarter and first nine months of 2010, respectively, primarily relate to foreign exchange losses on our Australian bank accounts that are denominated in United States dollars, as a result of the increase in exchange rates during the current year from A$0.90 at December 31, 2009 to A$0.97 at September 30, 2010. In each of the comparable prior year periods, we had gains of $4.9 million and $19.3 million, respectively, primarily related to exchange rate gains on foreign currency transactions related to loans denominated in Australian dollars, as a result of the increase in exchange rates during the prior year from A$0.69 at December 31, 2008 to A$0.88 at September 30, 2009.

Other income (expense)

Following is a summary of other income (expense) for the three and nine months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Variance Favorable/ (Unfavorable)	2010	2009	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interests	$2.1	$-	$2.1	$28.4	$-	$28.4
Changes in fair value of foreign currency contracts, net	32.5	8.8	23.7	24.8	84.8	(60.0)
Interest income	3.3	1.9	1.4	8.4	7.7	0.7
Interest expense	(17.3)	(10.0)	(7.3)	(40.8)	(29.3)	(11.5)
Other non-operating income (expense)	(0.3)	0.2	(0.5)	6.9	(0.6)	7.5

	$20.3	$0.9	$19.4	$27.7	$62.6	$(34.9)

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our year-to-date results were impacted by realized gains of $26.3 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in the first nine months of 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $25.7 million on February 1, 2010, resulting in a gain of $12.7 million also being recognized in the first nine months of 2010. During the third quarter of 2010, the fair value of our previous equity interest in Wabush was further refined from the initial estimate completed in the first quarter of 2010 and we continued to ensure that our previous equity interest in Wabush was incorporating all of the book basis. These adjustments resulted in a reduction to the gain of $34.3 million, which was recognized retrospectively as of the acquisition date and reflected in Other income (expense) for the nine months ended September 30, 2010. Refer to NOTE 7 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

The impact of changes in the fair value of our foreign currency contracts on the Statements of Unaudited Condensed Consolidated Operations is due to fluctuations in foreign currency exchange rates during the third quarter and first nine months of 2010. The favorable changes in fair value of our foreign currency contracts of $32.5 million and $24.8 million, respectively, for the three and nine months ended September 30, 2010 relates to the Australian to U.S. dollar spot rate of A$0.97 as of September 30, 2010, which increased from the Australian to U.S. dollar spot rate of A$0.90 as of December 31, 2009. The changes in the spot rates are correlated to the appreciation of the Australian dollar relative to the United States dollar during the reporting period. In addition, we entered into additional foreign exchange contracts during the first nine months of 2010 resulting in the amount of outstanding contracts in our foreign exchange hedge book increasing from $108.5 million at December 31, 2009 to $305 million at September 30, 2010. During the nine months ended September 30, 2010, approximately $153.5 million of outstanding contracts matured, resulting in a cumulative net realized gain of $10.5 million since inception of the contracts. The following table represents our foreign currency derivative contract position as of September 30, 2010:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$230.0	0.86	0.97	$23.3
Contracts expiring in the next 13 to 24 months	45.0	0.89	0.97	2.9

Total	$275.0	0.86	0.97	$26.2

AUD Call Options (2)
Contracts expiring in the next 12 months	$30.0	0.88	0.97	$2.9

Total	$30.0	0.88	0.97	$2.9

Total Hedge Contract Portfolio	$305.0			$29.1

(1)	Includes collar options and forward exchange contracts.
(2)	AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income tax benefit (expense)	$(115.7)	$(1.9)	$(278.0)	$14.6
Effective tax rate	28.3%	2.0%	31.0%	(11.0)%

Our tax provision for the three and nine months ended September 30, 2010 was an expense of $115.7 million and $278 million, respectively, compared with an expense of $1.9 million and a benefit of $14.6 million, respectively, for the comparable prior year periods.

The PPACA and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy are reduced beginning in years ending after December 31, 2012. Since the acts were signed into law during the first quarter of 2010, ASC 740 – Income Taxes, required the effect of the tax law change to be recorded as a component of tax expense related to continuing operations during that period. The income tax effect related to the acts for the nine months ended September 30, 2010 was a reduction of $16.1 million to the deferred tax asset related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

A reconciliation of our expected tax rate to the actual rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010	2009
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Impact of tax law change	1.8	-
Percentage depletion	(7.4)	(10.4)
Impact of foreign operations	(3.4)	(15.9)
Valuation allowance	3.4	16.1
Tax uncertanties	0.7	-
Other items - net	0.9	(0.8)

Effective income tax rate including discrete items	31.0	24.0
Discrete items	(2.7)	(35.0)

Effective income tax rate without discrete items	28.3%	(11.0)%

The difference in the effective tax rate for the nine months ended September 30, 2010 compared with the same period in 2009 is primarily a result of the mix of U.S. and foreign pre-tax book income or loss and the corresponding U.S. tax benefits from percentage depletion.

Discrete items relate to expense resulting from the acts signed into law in March 2010, expense related to prior year U.S. and foreign provisions recognized in the current year and interest related to unrecognized tax benefits.

The valuation allowance of $120.9 million against certain deferred tax assets as of September 30, 2010 relates primarily to ordinary losses of certain foreign operations, Wabush asset retirement obligation reserves for which the realizability for tax purposes is uncertain, and to tax basis greater than book basis on certain foreign assets.

For the full year 2010, we expect an effective tax rate of approximately 28.1 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 15 – INCOME TAXES for further information.

Equity Income (Loss) from Ventures

Equity income (loss) from ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income from ventures of $3.6 million and $8.4 million, respectively, for the three and nine months ended September 30, 2010 respectively, primarily represents our share of the operating results of our equity method investment in Amapá. Such results consist of income of $4.5 million and $11.4 million for each respective period in 2010. Amapá was modestly profitable through the first nine months of 2010 and is expected to continue to improve operating performance through the fourth quarter of 2010. During the first nine months, we recorded income of $4.6 million related to the reversal of certain accruals during the second quarter of 2010. In addition, during the second quarter of 2010, Amapá repaid its total project debt outstanding, for which we had provided a several guarantee on our 30 percent share. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement have been relieved, and our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed through Equity income (loss) from ventures for the nine months ended September 30, 2010. Modestly profitable operating results combined with the reversal of the debt guarantee and certain accruals resulted in income for the third quarter and first nine months of 2010 related to our investment in Amapá. This compares with equity losses related to Amapá of $19.9 million and $53.8 million, respectively, for the same periods in 2009. The negative operating results in the prior year are primarily due to slower than anticipated ramp-up of operations and product yields.

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

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended		Change due to
	September 30,				Idle cost/Production	Freight and	Total
	2010	2009	Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$865.8	$428.2	$216.7	$161.1	$-	$59.8	$437.6
Cost of goods sold and operating expenses	(562.0)	(338.7)	(73.0)	(111.3)	20.8	(59.8)	(223.3)

Sales margin	$303.8	$89.5	$143.7	$49.8	$20.8	$-	$214.3

Sales tons	7.6	5.6
Production Tons (1):
Total	9.1	4.6
Cliffs’ share of total	7.0	4.3

(1)	Long tons of pellets (2,240 pounds).

Sales margin for North American Iron Ore was $303.8 million for the third quarter of 2010, compared with a sales margin of $89.5 million for the third quarter of 2009. The improvement over last year is attributable to an increase in revenue of $437.6 million, partially offset by an increase in cost of goods sold and operating expenses of $223.3 million. The increase in revenue is a result of improvements in both pricing and sales volumes during the third quarter of 2010, which caused revenue to increase $216.7 million and $161.1 million, respectively, over the same period in 2009. Sales volumes for the three months ended September 30, 2010 increased 36 percent at North American Iron Ore when compared with the same period last year primarily due to additional sales of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010 and an overall increase in customer demand as a result of improving market conditions during the current period.

Increases in sales prices also contributed to higher revenue levels in the third quarter of 2010, resulting in an increase over the prior year quarter of approximately $216.7 million. The increase in pricing is attributable to higher demand in the current year as the market continues to strengthen. There has been a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. We reached final pricing settlement with the majority of our North American Iron Ore customers through the third quarter of 2010, reflecting an average increase of 96.5 percent over 2009 prices. However, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements and have recorded certain shipments made in the third quarter of 2010 under such contracts on a provisional basis to reflect the estimated increases in iron ore prices until final settlement is reached on 2010 pricing. During the third quarter of 2010, such estimates were revised from the 90 percent increase reported in the first six months of 2010 based on new information becoming available and reflect an average increase of 96.5 percent above 2009 prices, compared with a settled price decrease in 2009 of 48.3 percent below 2008 prices. The upward revision of our estimated price settlement resulted in $15.3 million of higher revenues during the third quarter of 2010, of which $8.3 million related to shipments made during the first six months of the year. Revenue in the current period also included $25.1 million related to supplemental contract payments compared with $17.0 million in the third quarter of 2009. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers. The increase in revenue was partially offset by lower prices realized for sales under one of our customer supply agreements that is currently in arbitration. Given the early stage of the arbitration, as discussed below, and the uncertainty regarding its outcome as of September 30, 2010, the prices realized for sales under this contract in the current year do not reflect the estimated increase in 2010 iron ore pricing.

We are currently party to two arbitration demands that were filed in relation to the pricing provisions referenced in the supply contracts for two of our largest customers. One arbitration relates to amendments of the supply contracts made necessary by changes in the world pellet pricing mechanism in 2010, specifically the move away from annual benchmark prices. In the event that we are unsuccessful in defending our position, the retroactive revised pricing for 2010 sales under the supply agreement could have a material impact on our consolidating operating results. The other arbitration relates to a price reopener provision in the customer supply agreement and whether we are entitled to such a reopener for 2010. We are currently awaiting a ruling from the arbitration panels. However, the outcome of such arbitrations may result in changes to the pricing mechanisms used, as well as the estimates reported for the current period, and therefore, could impact sales prices realized in current and future periods. Refer to Part II – Item 1, Legal Proceedings, for additional information.

Cost of goods sold and operating expenses in the third quarter of 2010 increased $223.3 million over the prior year quarter primarily due to higher sales volume as noted above, which resulted in cost increases of $111.3 million. Additionally, our cost rate for the current period increased $73.0 million, mainly due to $37 million of unfavorable production cost drivers, such as higher profit-sharing, fringe benefit rates, royalty expenses and normal operating costs when compared to the prior period. The additional costs were a result of resuming normal operating and spending levels in the current year. In addition, our cost rate increased $7.8 million related to the amortization of Wabush purchase price adjustments and $4.6 million due to unfavorable foreign exchange rates. The prior period results also included approximately $29 million of favorable adjustments to inventory cost rates as a result of taking incremental tonnage nominations at our Tilden and Wabush mines where our cost for the incremental tonnage only reflected the variable production costs and the other mine owners absorbed the associated fixed costs. The increase was partially offset by a reduction in idle expense of $20.8 million due to increased production as a result of improving market conditions in the current year. Idle costs in the third quarter of 2009 were significantly higher due to production curtailments during the period.

Following is a summary of North American Iron Ore results for the nine months ended September 30, 2010 and 2009:

	(In Millions)
	Nine Months Ended			Change due to
	September 30,					Idle cost/Production	Freight and	Total
	2010	2009		Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$2,037.9	$879.3		$343.8	$722.7	$-	$92.1	$1,158.6
Cost of goods sold and operating expenses	(1,416.1)	(771.2)		(134.7)	(493.9)	75.8	(92.1)	(644.9)

Sales margin	$621.8	$108.1		$209.1	$228.8	$75.8	$-	$513.7

Sales tons	18.6	9.9
Production Tons (1):
Total	22.9	13.5
Cliffs’ share of total	18.3	11.1	(2)

(1)	Long tons of pellets (2,240 pounds).
(2)	Includes 0.6 million tons allocated to Cliffs due to re-nominations by Cliffs’ partners at Tilden and Wabush.

Sales margin for North American Iron Ore was $621.8 million for the first nine months of 2010, compared with a sales margin of $108.1 million for the first nine months of 2009. The improvement over last year is attributable to an increase in revenue of $1.2 billion, partially offset by an increase in cost of goods sold and operating expenses of $644.9 million. The increase in revenue is a result of improvements in both pricing and sales volumes, which caused revenue to increase $343.8 million and $722.7 million, respectively, over the same period in 2009. Sales volumes for the nine months ended September 30, 2010 nearly doubled at North American Iron Ore when compared with the same period last year primarily due to an overall increase in customer demand as a result of improving market conditions during the current period and additional sales of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010. The year-to date results included 2.4 million incremental sales tons related to the acquisition of the remaining interest in Wabush, resulting in $329.6 million in sales during the reporting period.

The increase in pricing for the first nine months of 2010 is attributable to higher demand in the current year as the market continues to strengthen. As noted in our quarterly discussion above, we reached final pricing settlement with the majority of our North American Iron Ore customers through the third quarter of 2010. However, we are assessing the impact a recent change to the historical annual pricing mechanism will have on certain of our larger North American Iron Ore customer supply agreements and have recorded certain shipments made in the first nine months of 2010 under such contracts on a provisional basis to reflect the estimated increases in iron ore prices until final settlement is reached on 2010 pricing. During the third quarter of 2010, such estimates were revised from the 90 percent increase reported in the first six months of 2010 based on new information becoming available and reflect an average increase of 96.5 percent above 2009 prices, compared with a settled price decrease in 2009 of 48.3 percent below 2008 prices. The upward revision of our estimated price settlement resulted in $15.3 million of higher revenues during the third quarter of 2010. Revenue in the current period also included $93.4 million related to supplemental contract payments compared with a reduction to revenue of $4.7 million in the third quarter of 2009. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers.

Cost of goods sold and operating expenses in the first nine months of 2010 increased $644.9 million or 84 percent from the prior year period primarily due to higher sales volume as discussed above, which resulted in cost increases of $493.9 million. Of this amount, the acquisition of the remaining interest in Wabush contributed to $149.6 million of the cost increase. In addition, our cost rate for the quarter increased $134.7 million, mainly due to $26.3 million of inventory step-up and amortization of purchase price adjustments related to our acquisition of Wabush, a $4.6 million unfavorable foreign exchange rate variance, and $91 million of unfavorable production cost variances, including higher profit-sharing, increased fringe benefit rates and higher royalty expenses, partially offset by improved fixed cost leverage associated with higher production at our mines. Approximately $10.7 of the inventory step-up was recognized in the first quarter of 2010 and was associated with the pelletizing and sale of acquired in-process inventory that occurred during that period in conjunction with our acquisition of the remaining interest in Wabush. As such, the expense will not be recurring at this level in the future. The prior period results also included approximately $29 million of favorable adjustments to inventory cost rates as a result of taking incremental tonnage nominations at our Tilden and Wabush mines as previously noted. The overall increase in cost was partially offset by $75.8 million related to lower idle expense due to increased production as a result of improving market conditions in the current year.

Production

Based on signs of marked improvements in customer demand that continued throughout the first nine months of 2010, we have increased production at most of our facilities and have called employees back to work in order to ensure we are positioned to meet increases in demand. During the first nine months of 2010, Empire, Tilden and United Taconite were operating at full capacity. Northshore was operating three of its furnaces, with the fourth restarted in September. Wabush was operating two of its three furnaces with Cliffs taking all of the tonnage since acquiring full ownership on February 1, 2010. The shutdown at Hibbing, which began in May 2009, ended April 1, 2010.

Prior year production levels were impacted by production curtailments and temporary facility shutdowns, which were executed in response to the economic downturn and production slowdowns in the steel industry.

North American Coal

Following is a summary of North American Coal results for the three months ended September 30, 2010 and 2009:

	(In Millions, except tonnage)
			Change due to
	Three Months Ended					Idle cost/ Production
	September 30,				CLCC	volume	Freight and	Total
	2010 (1)	2009	Rate	Volume	acquisition	variance	reimbursements	change
Revenues from product sales and services	$126.1	$37.9	$23.2	$17.1	$45.5	$-	$2.4	$88.2
Cost of goods sold and operating expenses	(143.9)	(53.4)	(41.6)	(14.4)	(43.0)	10.9	(2.4)	(90.5)

Sales margin	$(17.8)	$(15.5)	$(18.4)	$2.7	$2.5	$10.9	$-	$(2.3)

Sales tons (in thousands)	977	343
Production tons (in thousands) (2)	869	294

(1) Results include CLCC since the July 30, 2010 acquistion date.

(2)Tons are short tons (2,000 pounds).

We reported a sales margin loss for North American Coal of $17.8 million for the third quarter of 2010 compared with a sales margin loss of $15.5 million for the same period last year. Revenue for the third quarter of 2010 was $88.2 million higher than the comparable period in 2009 due to increases in both sales volume and prices. North American Coal sold 977 thousand tons during the third quarter of 2010 compared with 343 thousand tons during the same period in 2009, as a result of improving market conditions in the current year and 457 thousand tons of additional sales related to the acquisition of CLCC during the third quarter of 2010. The increase in North American Coal sales volume resulted in an increase in revenues of $62.6 million over the comparable prior year period, of which $45.5 million was related to the acquisition of CLCC. Sales prices were also higher during the current year, reflecting increases in steel demand and the associated raw material prices. The increase in our current year contract rates caused revenue for the third quarter of 2010 to increase $23.2 million over the comparable prior year period.

Cost of goods sold and operating expenses in the third quarter of 2010 increased $90.5 million compared to the prior year quarter primarily due to the significant increase in sales volume noted above, which resulted in higher costs of approximately $57.4 million. Of this amount, $43 million is attributable to the acquisition of CLCC. The increase in cost of goods sold and operating expenses during the period was also a result of increased costs primarily due to depreciation and amortization of $9.7 million, operating supplies and major project expenses of $9.0 million, higher labor and employment costs of $7.4 million, royalties and severance taxes of $5.3 million, and freight expenses of $3.1 million. The increase was partially offset by a reduction in idle expense of $10.9 million due to increased production as a result of improving market conditions in the current year. Idle costs in the third quarter of 2009 were significantly higher due to production curtailments during the period.

Following is a summary of North American Coal results for the nine months ended September 30, 2010 and 2009:

	(In Millions, except tonnage)
			Change due to
	Nine Months Ended					Idle cost/ Production
	September 30,				CLCC	volume	Freight and	Total
	2010 (1)	2009	Rate	Volume	acquisition	variance	reimbursements	change
Revenues from product sales and services	$323.4	$125.2	$67.3	$71.8	$45.5	$-	$13.6	$198.2
Cost of goods sold and operating expenses	(328.8)	(188.6)	(14.1)	(89.6)	(43.0)	20.1	(13.6)	(140.2)

Sales margin	$(5.4)	$(63.4)	$53.2	$(17.8)	$2.5	$20.1	$-	$58.0

Sales tons (in thousands)	2,358	1,126
Production tons (in thousands) (2)	2,327	1,012

(1) Results include CLCC since the July 30, 2010 acquistion date.

(2) Tons are short tons (2,000 pounds).

We reported a sales margin loss for North American Coal of $5.4 million for the nine months ended September 30, 2010 compared with a sales margin loss of $63.4 million for the same period in 2009. Revenue for the first nine months of 2010 was $198.2 million higher than the comparable period in 2009. The increase in revenue is primarily attributable to an increase in sales volume, which more than doubled in the current year as a result of improving market conditions and 457 thousand tons of additional sales related to the acquisition of CLCC during the third quarter of 2010. Increases in sales prices also contributed to higher revenue levels in the first nine months of 2010, resulting in an increase in revenue over the prior year of approximately $67.3 million. Increases in current year contract rates reflect the increases in steel demand and the associated raw material prices.

Cost of goods sold and operating expenses in the first nine months of 2010 increased $140.2 million, or 74 percent, from the comparable prior year period primarily due to the significant increase in sales volume, which resulted in a cost increase of approximately $132.6 million. The increase was partially offset by a reduction in idle expense of $20.1 million, attributable to increased production at our mines as a result of improving market conditions in the current year. Idle costs in the first nine months of 2009 were significantly higher due to production curtailments, delays associated with mine development issues at Oak Grove as a result of unplanned geological conditions and lower productivity.

Production

We have increased production levels in 2010 in response to improving market conditions and increases in customer demand. The increase over the prior year was primarily related to production curtailments that occurred in 2009 to match declining market conditions as well as delays in developing the longwall panel at Oak Grove during the first quarter of 2009. In addition, the increase in production levels over prior year was a direct result of the acquisition of CLCC during the third quarter of 2010. The overall increase in current year production at our Pinnacle Complex was partially offset by a decrease in production at Green Ridge due to the planned closure of Green Ridge No. 1 in February 2010 as well as the idling of Green Ridge No. 2 during the third quarter of 2010. Green Ridge will remain idled for the remainder of 2010. Despite the increase in production over prior year, our Pinnacle mine was negatively impacted during the current period by adverse geological conditions and delayed longwall operations, resulting in Force Majeure being declared on customer shipments during the third quarter of 2010. We expect improvement in future production rates based upon the successful installation of the new longwall machine in October 2010.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2010 and 2009:

	(In Millions)
	Three Months Ended September 30,		Change due to
					Exchange Rate	Total
	2010	2009	Rate	Volume		change
Revenues from product sales and services	$298.2	$165.3	$153.2	$(14.0)	$(6.3)	$132.9
Cost of goods sold and operating expenses	(128.5)	(138.2)	3.3	16.1	(9.7)	9.7

Sales margin	$169.7	$27.1	$156.5	$2.1	$(16.0)	$142.6

Sales tonnes	2.3	2.6
Production tonnes (1)	2.4	2.3

(1) Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore reached $169.7 million during the third quarter of 2010 compared with sales margin of $27.1 million for the comparable period in 2009. Revenue increased $132.9 million in the third quarter of 2010 compared with the same period in 2009 primarily as a result of higher prices for lump and fines. A recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system has caused us to assess and renegotiate the terms of certain of our supply agreements with our customers. Third quarter pricing for our customers settled at average increases over 2009 of 109 percent and 108 percent for lump and fines, respectively. Pricing settlements in the current year reflect the increase in steel demand and spot prices for iron ore. For the first half of 2010, price was determined based on quarterly index pricing mechanisms, with most of our customers moving to a daily spot price mechanism during the third quarter of 2010. The increase in revenue was partially offset by a slight reduction in sales volume over the comparable prior year period due to the timing of shipments.

Cost of goods sold and operating expenses in the third quarter of 2010 decreased $9.7 million compared with the third quarter of 2009 primarily as a result of lower sales volume, which resulted in cost reductions of approximately $16.1 million. In addition, costs were reduced by $7.8 million as a result of a legal settlement related to certain royalty costs and $4.9 million due to lower shipping and processing costs during the third quarter of 2010. The cost decreases were partially offset by increases in certain other royalty costs of $9.4 million, as a result of higher revenues, and $9.7 million of unfavorable foreign exchange rate variances during the third quarter of 2010.

Following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2010 and 2009:

	(In Millions)
	Nine Months Ended		Change due to
	September 30,				Exchange	Total
	2010	2009	Rate	Volume	Rate	change
Revenues from product sales and services	$767.1	$405.4	$352.1	$16.0	$(6.4)	$361.7
Cost of goods sold and operating expenses	(384.6)	(338.0)	27.5	(13.5)	(60.6)	(46.6)

Sales margin	$382.5	$67.4	$379.6	$2.5	$(67.0)	$315.1

Sales tonnes	6.6	6.4
Production tonnes (1)	6.6	6.1

(1)Tonnes are metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore increased to $382.5 million during the first nine months of 2010 compared with $67.4 million for the comparable period in 2009. Revenue increased $361.7 million in the first nine months of 2010 compared with the same period in 2009 primarily as a result of higher prices for lump and fines, increased sales volume and favorable sales mix. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we have renegotiated the terms of our supply agreements with our Asia Pacific Iron Ore customers. We finalized quarterly pricing arrangements with our customers for the first six months of 2010, with most of our customers moving to a daily spot price mechanism in the third quarter of 2010. The increase in 2010 pricing over 2009 is on average a 78 percent and 91 percent increase for lump and fines, respectively. Pricing settlements in the current year reflect the increase in steel demand and spot prices for iron ore and are based upon quarterly index pricing mechanisms.

Sales volume reached 6.6 million tonnes in the first nine months of 2010 compared with 6.4 million tonnes for the same period last year, resulting in an increase in revenue of $16.0 million. In addition, revenue was favorably impacted by a positive sales mix variance of $4.3 million primarily due to the cessation of low-grade fines sales in 2010.

Cost of goods sold and operating expenses in the first nine months of 2010 increased $46.6 million compared with the first nine months of 2009 primarily due to unfavorable foreign exchange rate variances coupled with a three percent increase in sales volume, which resulted in cost increases of approximately $60.6 million and $13.5 million, respectively. In addition, higher royalties related to the increase in revenue and higher depletion costs due to increased rail volumes caused costs to increase $7.9 million and $3.7 million, respectively, over the comparable prior year period. The increase in cost was partially offset by lower inventory movement of $24.0 million primarily due to increased long-term stockpile utilization, $12.0 million associated with lower shipping and processing costs and a $5.1 million reduction in exploration and feasibility costs during the current year period.

Production

Production at Asia Pacific Iron Ore for the first nine months of 2010 was higher than the comparable period in 2009 as a result of increased sales demand in the current year and initiatives taken to improve supply conditions and eliminate certain production and logistics constraints, including upgrades to the rail system. The increase in production over the prior year periods is also due to reduced availability in the first nine months of 2009 as a result of repairs to the production plant. Production at Cockatoo resumed in the third quarter of 2010.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first nine months of 2010, we have taken a balanced approach to the allocation of our capital resources and free cash flow. We have continued to strengthen our balance sheet and enhance financial flexibility, including the completion of two public debt offerings of $400 million and $1 billion during the first and third quarters of 2010, respectively. All or a portion of the net proceeds from each offering have been used for the repayment of a portion of other debt obligations, including those related to our investment in Amapá, and have been or may be used for the funding of all or a portion of other strategic transactions, such as the acquisitions of Spider and CLCC. Other uses of the proceeds from the $1 billion public debt offering may include general corporate purposes or investments in short-term marketable securities.

The following is a summary of significant sources and uses of cash for the nine months ended September 30, 2010 and 2009:

	(In Millions)
	Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents - January 1	$502.7	$179.0
Net cash provided (used) by operating activities	631.0	(5.4)

Significant Investing Transactions
Investment in ventures	(182.2)	(79.1)
Rail upgrade in Asia Pacific	(9.0)	(26.3)
Acquisition of Wabush	(101.9)	-
Acquisition of Freewest	(5.3)	-
Acquisition of Spider	(89.8)	-
Acquisition of CLCC	(774.5)	-
Other capital expenditures	(141.1)	(69.5)
Sale of assets	0.9	23.8

Total	(1,302.9)	(151.1)

Sources (Uses) of Financing
Proceeds from sale of common shares	-	347.3
Net proceeds from issuance of $400 million senior notes	397.8	-
Net proceeds from issuance of $1 billion senior notes	990.2	-
Dividend distributions	(49.9)	(20.4)
Repayment of term loan	(200.0)	-
Net borrowings under credit facility	450.0	2.2
Repayments under credit facility	(450.0)	-

Total	1,138.1	329.1

Other net activity	0.5	8.3

Cash and cash equivalents - September 30	$969.4	$359.9

The following discussion summarizes the significant activities impacting our cash flows during the first nine months of the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $631 million for the nine months ended September 30, 2010, compared with net cash used by operating activities of $5.4 million for the same period in 2009. Operating cash flows in the first nine months of 2010 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of strengthening economic conditions, operating plans for 2010 reflect increased production and higher prices for iron ore and coal.

The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout the first nine months of 2010, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. The industry is continuing to show signs of stabilization and recovery based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced marked improvements in customer demand and market expectations and have increased production at most of our facilities.

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

Investing Activities

Net cash used by investing activities was $1.3 billion for the nine months ended September 30, 2010, compared with $149.6 million for the comparable period in 2009. Capital expenditures were $150.1 million and $95.8 million for the nine months ended September 30, 2010 and 2009, respectively. Investing activities in the first nine months of 2010 also included $26.5 million of capital contributions related to the funding of operations at Amapá as well as $155 million related to the repayment of Amapá’s debt in February and May of 2010. This compares with capital contributions of $66.0 million related to our investment in Amapá during the first nine months of 2009. In February 2010, we also completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. During the third quarter of 2010, we completed the acquisition of additional common shares of Spider for $89.8 million in cash, increasing our ownership interest to 85 percent as of September 30, 2010. In addition, we also completed the acquisition of all of the coal operations of CLCC in July 2010 for an aggregate acquisition price of $774.5 million, which consisted of a cash purchase price of $757 million and a working capital adjustment of $17.5 million. Significant investing activities in the first nine months of 2009 included the sale of a fleet of Asia Pacific Iron Ore rail cars that were subsequently leased back for a period of ten years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback was accounted for as a capital lease.

Non-cash investing activities during the first nine months of 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items for the nine months ended September 30, 2010 also included gains of $27.4 million primarily related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2010 will be approximately $275 million. As we continue to increase production and look toward continued recovery in 2010, capital expenditures will include the construction of a new portal at Oak Grove to improve productivity and support growth and expansion of the mine. The portal requires a capital investment of approximately $29 million, of which $20 million has been committed and is expected to be spent in 2010. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. Remaining expenditures for the new longwall plow system of approximately $35 million will be made throughout the remainder of 2010 and 2011. We also plan to upgrade the preparation plant at Pinnacle in order to increase product yield and plant availability. The modification project will require a capital investment of approximately $19 million, of which $16 million is expected to be spent in 2010. In addition, we plan to expand our Empire and Tilden mines in Michigan’s Upper Peninsula in order to increase production capacity. The project has currently been approved for capital investments on equipment of approximately $111 million, of which approximately $4 million is expected to be spent in 2010. In Asia Pacific, an expansion project has been approved at our Koolyanobbing mine in order to increase production capacity to 11 million tonnes per year. We estimate the project to require an initial capital cash outflow of approximately $180 million, of which $16 million is expected to be spent in 2010.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend between $30 million and $35 million on exploration and development activities in 2010, which we expect will provide us with opportunities for significant future potential reserve additions globally. Through the first nine months of 2010, we have spent approximately $15.4 million related to our involvement in exploration and development activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first nine months of 2010 was $1.1 billion, compared with net cash provided by financing activities of $324.3 million for the comparable period in 2009. Cash flows from financing activities in the first nine months of 2010 primarily included $397.7 million and $990.3 million in net proceeds, respectively, from two public offerings of senior notes, which we completed on March 17, 2010 and September 20, 2010, respectively. A portion of the net proceeds from the $400 million public offering were used for the repayment of our $200 million term loan under our credit facility, which we repaid in March 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding of $100.8 million in May 2010. In addition, a portion of the net proceeds were used to fund a portion of the purchase price for the Spider and CLCC acquisitions. A portion of the net proceeds from the $1 billion public offering were used for the repayment of the $350 million borrowings outstanding under our credit facility. Other uses of the net proceeds may include general corporate purposes or investments in short-term marketable securities. Successful execution of these offerings allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market improves.

In May 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010 and September 1, 2010.

Cash flows provided by financing activities during the comparable period in 2009 primarily included $348 million in net proceeds from the sale of our common shares.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures at September 30, 2010 and December 31, 2009:

	(In Millions)
	September 30, 2010	December 31, 2009
Cash and cash equivalents	$969.4	$502.7

Credit facility	$600.0	$800.0
Senior notes	1,725.0	325.0
Senior notes drawn	(1,725.0)	(325.0)
Term loans drawn	-	(200.0)
Letter of credit obligations and other commitments	(63.1)	(31.4)

Borrowing capacity available	$536.9	$568.6

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of September 30, 2010 and December 31, 2009, we were in compliance with each of our financial covenants.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totaled $969.4 million as of September 30, 2010. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $536.9 million as of September 30, 2010. Effective October 29, 2009, we amended our credit facility agreement, which resulted in improved borrowing flexibility, more liberally defined financial covenants and debt restrictions, and other benefits in exchange for a modest increase in pricing. The combination of cash and the credit facility give us over $1.5 billion in liquidity entering the fourth quarter of 2010, which is expected to be used to finance strategic transactions.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. As of September 30, 2010, Amapá repaid its total project debt outstanding, for which we had previously provided a several guarantee on our 30 percent share. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement have been relieved.

Based on our current borrowing capacity and the actions we have taken in response to the global financial crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan or through exercising the $200 million accordion in our credit facility. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. However, capacity in the bond market has rebounded for investment grade companies. The issuance of a $400 million public offering of 10-year senior notes in March 2010 and a $1 billion public offering of 10-year and 30-year senior notes in September 2010 are both evidence of this. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs.

Market Risks

We are subject to a variety of risks, including those caused by changes in the market value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in United States currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options, collar options and convertible collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and United States currency exchange rates and to protect against undue adverse movement in these exchange rates. At September 30, 2010, we had $305 million of outstanding exchange rate contracts with varying maturity dates ranging from October 2010 to January 2012. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value by approximately $26.3 million, and a 10 percent decrease would reduce the fair value by approximately $30.1 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The pellets produced at our Wabush operation in Canada represented approximately 16 percent of our North American Iron Ore pellet production as of September 30, 2010. This operation is subject to currency exchange fluctuations between the United States and Canadian currency; however, we do not hedge our exposure to this currency exchange fluctuation. The functional currency for Wabush was determined to be the Canadian dollar prior to our acquisition of the remaining interest. At the time, we had a 26.8 percent noncontrolling interest in the mining venture. Our acquisition to obtain full ownership of Wabush and the resulting change in control in February 2010 triggered a reassessment of the accounting principles related to the determination of Wabush’s functional currency during the first quarter of 2010. As a result, effective February 1, 2010, we changed the functional currency of Wabush from the local currency to the U.S. dollar reporting currency primarily due to changes in the nature of intercompany transactions and changes in the structure under which the entity is financed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the business operates.

Interest Rate Risk

Interest payable on our $1 billion, $400 million and $325 million senior notes is at fixed rates. Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which could expose us to the effects of interest rate changes; however, there were no loans drawn under our credit facility as of September 30, 2010.

Pricing Risks

Provisional Pricing Arrangements

During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. We have finalized shorter-term pricing arrangements with our Asia Pacific Iron Ore customers and reached final pricing settlement with the majority of our North American Iron Ore customers. However, negotiations with certain of our largest North American Iron Ore customers are still ongoing, and we are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing supply agreements with such customers. As a result, we have recorded certain shipments made during the first nine months of 2010 on a provisional basis until final settlement is reached with our North American Iron Ore customers. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first nine months of 2010. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $150.3 million at September 30, 2010 based on provisionally priced North American Iron Ore sales recorded at the estimated settlement price for the first nine months of 2010, subject to final pricing. We estimate that a 25 percent change in the settlement prices realized from the September 30, 2010 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $54.4 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

Arbitration

We are currently in discussions with certain of our customers regarding how our supply agreements will take into account the move away from annual benchmark pricing. Additionally, we currently have arbitration pending relating to the price adjustment provisions of two supply agreements, as further discussed under Part II – Item 1, Legal Proceedings. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. In the event that we are unsuccessful in defending our position, the retroactive revised pricing for 2010 sales under one of the supply agreements could have a material impact on our consolidated results of operations. The outcome and timing of the arbitrations are uncertain and could extend beyond 2010.

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

At September 30, 2010, we had a derivative asset of $45.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2009, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $25 change in the average hot band steel price realized from the September 30, 2010 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $13.8 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated North American Iron Ore mining ventures consumed approximately 10.2 million MMBtu’s of natural gas at an average delivered price of $4.98 per MMBtu, and 19 million gallons of diesel fuel at an average delivered price of $2.29 per gallon during the first nine months of 2010. Consumption of diesel fuel by our Asia Pacific Operations was approximately 9.4 million gallons at an average delivered price of $1.39 per gallon for the same period.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. We have recently purchased forward contracts for projected natural gas and diesel needs related to our North American Iron Ore operations as a hedge against price volatility. Such contracts are in quantities expected to be delivered and used in the production process. The natural gas purchases for 2010 are for a remaining volume of approximately 0.3 million MMBtu at an average cost of $5.23 per MMBtu. This represents seven percent of the total projected remaining usage for 2010. Remaining 2010 diesel purchases are for a volume of 1.3 million gallons at an average price of $2.33 per gallon. This represents 20 percent of the total remaining projected usage for 2010. At September 30, 2010, the notional amount of the outstanding forward contracts was $9.7 million, with an unrecognized fair value net loss of $0.7 million based on September 30, 2010 forward rates. The contracts for 2010 mature at various times through December 2010. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $0.9 million.

Outlook

Our 2010 outlook assumes demand for our products will remain steady for the remainder of 2010 and into 2011. Consistent with the prior quarter, our 2010 outlook assumes North American steel utilization rates remain static for the balance of the year. We have an optimistic outlook for our businesses based on the global supply and demand fundamentals and believe current prices for our products will remain stable and continue to benefit from growing demand in emerging markets. Changes to fundamentals that impact supply and demand dynamics for steelmaking raw materials, along with changes to the historical annual benchmark pricing mechanism, could have a material effect on our results of operations. Accordingly, the outlook below is subject to change based on these and other factors.

North American Iron Ore Outlook

We are maintaining our 2010 North American Iron Ore sales volume expectation of approximately 27 million tons.

We currently have determined pricing mechanisms or final pricing for approximately 60 percent of our 2010 expected sales volume. The customer supply agreements with final pricing utilize an average iron ore settlement price increase of 96 percent over the 2009 seaborne price for the factor in the supply agreement that references the historical annual benchmark settlement price. In addition, we have market-indicative provisional pricing in place for approximately 10 percent of the 2010 expected sales volume. The remaining tons are subject to the arbitration process.

Our North American Iron Ore estimated revenue per ton outlook has been adjusted to approximately $98 to $103, from the previous expectation of $107 to $112. This adjustment reflects an increase to our assumption for pellet prices offset by the change in our anticipated timing for the outcome of one of our previously disclosed arbitrations. We indicated that the outlook adjustment related to the arbitration does not reflect any change to our assumption regarding our merits and the likelihood that the arbitration will ultimately be settled in our favor; rather, it is indicative of the timing delay for when we expect to recognize and collect the additional revenue.

The revenue per ton expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized average revenue per ton for the full year will ultimately depend on the final settlement for the percentage increase for blast furnace pellets from the 2009 seaborne pellet settlement price, sales volume levels, customer mix, production input costs and/or steel prices, all of which are factors in our formula-based pricing in the North American Iron Ore business segment.

We expect North American Iron Ore 2010 production of approximately 26 million tons. At this production level, we are maintaining our 2010 cost per ton expectation of $65 to $70, with approximately $5 per ton comprised of depreciation, depletion and amortization.

In 2011, we expect to produce and sell approximately 27 million tons from our North American Iron Ore business.

North American Coal Outlook

Our 2010 North American Coal sales and production volume expectation has been reduced to 3.6 million tons, from the prior expectation of 3.9 million tons. The decrease is attributed to continued adverse geological conditions experienced at our legacy mines. The product split is expected to be 500 thousand tons of thermal coal and 3.1 million tons of metallurgical coal.

We continue to expect full-year revenue per ton in North American Coal to be between $115 and $120 f.o.b. mine. Due to lower leverage over fixed costs, we are increasing our 2010 cost per ton expectation to $120 to $125 from the prior expectation of $115 to $120. Costs include non-cash expense of approximately $16 per ton of depreciation, depletion and amortization and $2 per ton related to acquisition accounting adjustments for INR’s coal operations.

In 2011, we expect to produce and sell approximately 6.5 million tons from our North American Coal business, comprised of approximately 5.5 million tons of metallurgical coal and 1.0 million tons of thermal coal.

Asia Pacific Iron Ore Outlook

We are raising our 2010 Asia Pacific Iron Ore sales and production volume expectations to approximately 9.0 million tonnes. The increase is primarily the result of higher production rates and additional volume from our Cockatoo Island joint venture in Western Australia.

As indicated above, we have transitioned a vast majority of our Asia Pacific Iron Ore customers to pricing mechanisms that are closely correlated to spot market prices. Considering this and assuming spot prices as of October 15, 2010, for remaining 2010 volumes, we now expect to achieve higher 2010 revenue per tonne in Asia Pacific Iron Ore of $115 to $120, up from $110 to $115. Costs per tonne are expected to be approximately $55 to $60, unchanged from previous guidance, with approximately $14 per tonne comprised of depreciation, depletion and amortization.

In 2011, we expect to produce and sell approximately 9.0 million tonnes from our Asia Pacific Iron Ore business.

The following table provides a summary of our 2010 guidance for these three business segments:

2010 Outlook Summary
	North American Iron Ore (1)		North American Coal (2)		Asia Pacific Iron Ore
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons/tonnes)	27.0	27.0	3.6	3.9	9.0	8.8

Revenue per ton/tonne	$98 - $103	$107 - $112	$115 - $120	$115 - $120	$115 - $120	$110 - $115

Cost per ton/tonne	$65 - $70	$65 - $70	$120 - $125	$115 - $120	$55 - $60	$55 - $60
(1)	Assumes a range of hot band steel pricing of $600 to $650 per ton.
(2)	North American Coal outlook includes the impact from CLCC’s coal operations since the July 30, 2010 acquisition date.

Outlook for Sonoma Coal and the Amapá Iron Ore Project

In 2010, we expect our equity sales and production volume at Sonoma to decrease slightly to 1.5 million tonnes from our prior expectation of approximately 1.6 million tonnes. The approximate product mix between thermal and metallurgical coal is expected to be 60 percent/40 percent, respectively. As a result of additional metallurgical coal yields and improved pricing expectations, we increased our average revenue per tonne expectation to between $120 and $125, up from $110 to $115. Per-tonne costs are still expected to be between $80 and $85.

We expect the Amapá Iron Ore Project to be profitable in 2010.

Selling, General and Administrative Expenses and Other Expectations

Selling, general and administrative expenses are anticipated to be approximately $200 million in 2010, up from a previous expectation of $180 million. The increased expectation is primarily driven by the additional selling, general and administrative costs from the acquisition of INR’s coal operations, foreign currency exchange rates, employment-related expenses and additional corporate growth initiatives.

We are increasing our expected range for global exploration expenditures to approximately $30 million to $35 million, from our previous expectation of $25 million to $30 million. In addition, we are increasing our expected costs related to our acquired chromite project in Northern Ontario, Canada to $15 million from our previous expectation of $10 million, due to fees incurred for the Spider transaction.

We anticipate a full-year tax rate of approximately 30 percent for 2010. Depreciation and amortization are expected to be approximately $325 million, up from a previous expectation of $300 million. The increase is primarily driven by depreciation and amortization related to the acquisition of INR’s coal operations.

2010 Capital Budget Update and Other Uses of Cash

Based on the above guidance, we expect to generate more than $1.3 billion in cash from operations in 2010. We expect capital expenditures of approximately $275 million, up from a previous expectation of $250 million, due to additional capital for expansion at our acquired INR coal mines, extending the life of our Empire mine through 2014 and infrastructure upgrades that will increase capacity in Australia.

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

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	the ability to successfully integrate acquired companies into our operations;

•	the impact of the current global economic crisis, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects;

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

ArcelorMittal Arbitrations. On September 11, 2009, Cliffs, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. with respect to ArcelorMittal’s attempt to modify its pellet nominations submitted to Cliffs in 2008 for the calendar year 2009 and with respect to ArcelorMittal’s attempt to revoke a one-time deferral election to defer 550,000 tons from 2009 to 2010. Both arbitrations were settled on April 14, 2010. Under the settlement, Cliffs reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010. On June 7, 2010, ArcelorMittal filed a complaint in the Circuit Court of Cook County, Illinois seeking a declaratory judgment that Cliffs must permit it to change the amounts and types of pellets to be shipped to its Indiana Harbor East facility in 2010 from the amounts and types set forth in the settlement agreement as part of ArcelorMittal’s 2010 nomination. On June 25, 2010, Cliffs filed a motion to stay the case and to compel arbitration. On August 20, 2010, ArcelorMittal dismissed the Cook County lawsuit and commenced arbitration. Cliffs filed an answering statement in the arbitration on September 10, 2010.

On May 18, 2010, The Cleveland-Cliffs Iron Company and Cliffs Mining Company filed an arbitration demand against ArcelorMittal USA for arbitration with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 covering the Indiana Harbor East facility. The agreement provides for the use of published annual pellet prices to adjust the prices of the pellets sold to ArcelorMittal. Cliffs contends that such prices have ceased to be published and is seeking a declaration that the agreement requires ArcelorMittal to enter into negotiations with Cliffs to amend the agreement in this regard, and that pending the outcome of such negotiations or an order from the arbitration panel amending the agreement, Cliffs need not comply with certain conditions for requesting a price reopener for 2010 under the agreement that would otherwise have to be met by July 1, 2010. ArcelorMittal filed its response on June 7, 2010. On July 9, 2010, Cliffs filed a second amended demand in the arbitration seeking a declaration that Cliffs is entitled to a price reopener for 2010.

Essar Algoma Steel Application and Arbitration. On May 28, 2010, Essar Algoma Steel filed an Application for Emergency Relief in the Ontario Superior Court of Justice in Ontario, Canada requesting that the court order The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company to ship pellets to the Algoma facility in Sault Ste. Marie, Ontario. Essar and Cliffs are parties to a Pellet Sale and Purchase Agreement dated January 31, 2002. The agreement provides for a mid-year adjustment of the price paid by Essar for the pellets that it purchases. Essar disputed the adjustment made by Cliffs in May 2010 and refused to pay the adjusted price. The agreement permits Cliffs to suspend performance if Essar does not pay any amount due to Cliffs. Algoma’s application sought to preclude Cliffs from suspending shipments of pellets and to require it to continue performance at a provisional price set by Cliffs in December 2009 until such time as arbitration resolves the pricing issues. The court granted the application and ordered Cliffs to resume shipping pellets at the December 2009 price. The injunction expired on October 1, 2010, following an agreement between the parties on an interim price to be paid by Algoma pending the outcome of a related arbitration.

Simultaneously with the Application for Emergency Relief, Algoma filed an arbitration demand pursuant to the agreement. The demand requested that the arbitration panel determine a price adjustment and declare that the May 2010 adjustment by Cliffs is invalid and ineffective. Cliffs filed an answer and counterclaim on June 18, 2010 and an amended answer and counterclaim in the arbitration on July 16, 2010. The amended counterclaim asserts that published annual prices used to adjust the price of the pellets sold to Algoma under the agreement have ceased to be published and asks the arbitration panel to either amend the agreement in this regard or require Algoma to enter into negotiations with Cliffs to amend the agreement.

KHD Humboldt Wedag International Ltd. (“KHD”). On June 20, 2006, KHD and Cade Struktur Corporation (“Cade”) submitted an arbitration notice, appointment of an arbitrator and request to appoint an arbitrator to the participants in Wabush in connection with a dispute over the calculation of royalties under the terms of an Amended and Consolidation of Mining Leases Agreement dated September 2, 1959, as amended, between Wabush Iron Co. Limited and Canadian Javelin Limited (a predecessor to KHD and Cade). KHD and Cade claimed that Wabush had underpaid royalties since 1991 and claimed underpayments in excess of C$21 million plus interest and costs. As part of the Wabush acquisition earlier this year, Cliffs is legally liable for the entire liability; however, the agreement contains certain provisions that allow Cliffs to recover a portion of the liability from the former owners of Wabush. On May 28, 2010, the arbitration panel delivered a verdict wherein both parties were successful in various parts of the claim. The panel concluded that Cliffs was using the correct iron ore content of 63.5 percent and had fulfilled its fiduciary duties, but that certain portions of the royalty calculation were incorrectly tabulated. On October 8, 2010, approximately C$2.3 million was paid to the Newfoundland tax authority and approximately C$9.3 million was paid to KHD as a result of the misinterpretation of the royalty calculation from December 22, 1999. The amount owed in interest and costs remains outstanding before the arbitration panel. As of September 30, 2010, we had accrued approximately C$3.5 million, representing Cliffs’ share of the liability, which was subsequently paid on October 8, 2010.

Wisconsin Electric Power Company Rate Cases. On July 2, 2009, WEPCO filed a new rate case wherein WEPCO proposed an increase to its tariff rates. On July 13, 2009, we filed a petition to intervene in the new rate case. Testimony in the rate case before an administrative law judge was completed in early February 2010. On July 1, 2010, the MPSC approved new rates, effective on July 2, 2010, that are projected to increase Tilden and Empire’s electric costs by approximately $14.4 million per year, or 13.6 percent, as compared to the rates that were in effect when the case was filed. Because WEPCO had self-implemented an interim rate increase in February 2010, the actual increase in rates beginning in July 2010 was much lower than 13.6 percent. Tilden and Empire’s rates increased by approximately $2.5 million, or 2.1 percent, on an annual basis in July over the rates in effect since February 2010. On August 2, 2010, Tilden and Empire filed a petition for rehearing with respect to certain issues in the rate case. It is expected that the MPSC will issue an order on the petition for rehearing in October 2010.

Item 1A.	Risk Factors.

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The proposed Minerals Resource Rent Tax by the Australian Federal Government could affect our results of operations in Australia.

In May 2010, Australia’s former Prime Minister Kevin Rudd proposed a new tax to be added on to the current federal and state taxes, royalties and other taxes already paid by participants in the Australian mining industry. As initially proposed, the tax would impose an additional 40 percent tax on the profits from Australian mining operations. In July 2010, newly appointed Australian Prime Minister Julia Gillard announced her decision to replace the initial proposal with a proposed MRRT at a rate of 30 percent applied to the taxable profit at the resource. On October 1, 2010, the Policy Transition Group, the Australian government’s taskforce charged with recommending design principles for the new taxes, released an Issues Paper on the MRRT and the extended PRRT. The issue paper provided some detail about some key features of the MRRT and the PRRT and seeks industry and public input to assist in final development of the framework. For example, the MRRT would apply from July 1, 2012 to iron ore and coal projects, with oil, gas and coal seam methane projects being subject to the existing PRRT and companies with resource profits below A$50 million per annum would not be subject to the MRRT. The impact of the proposed tax is uncertain because the proposal has not gone through the detailed legislative process. If implemented as proposed, the MRRT could have a significant impact on our business operations and financial statements and could cause us to re-evaluate future investments in Australia.

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

Our North American Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. All of our Asia Pacific Iron Ore contracts are priced based on international benchmark prices. During the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. In addition to increased volatility of pricing, the change in the international pricing system will, in most instances, require that our sales contracts be modified to take into account the new international pricing methodology. We have finalized shorter-term pricing arrangements with our Asia Pacific Iron Ore customers and reached final pricing settlement with the majority of our North American Iron Ore customers. However, negotiations with certain of our largest North American Iron Ore customers are still ongoing, and we are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing supply agreements with such customers. Some of our customers have filed arbitration demands related to the price adjustment provisions of our supply agreements and in one instance we have reached agreement with a customer on an interim price to be paid pending outcome of the arbitration. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. In the event that we are unsuccessful in defending our positions, the retroactive revised pricing for 2010 sales under the supply agreements could have a material impact on our consolidated results of operations. Although we anticipate that these discussions and arbitrations will result in negotiated modifications to our supply agreements, we cannot predict the ultimate outcome of these discussions and arbitrations, and it is possible that we will be unable to reach agreement on the necessary contract modifications with some of our customers, resulting in delays in establishing pricing and/or litigation.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases by the Company of its common shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
July 1 – 31, 2010	9,318 (2)	56.57	-	2,495,400
August 1 – 31, 2010	1,963 (3)	60.14	-	2,495,400
September 1 – 30, 2010	-	-	-	2,495,400

Total	11,281	57.19	-	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding common shares. There were no repurchases in the third quarter of 2010 under this program.

(2)

On July 31, 2010, the Company acquired 9,318 common shares pursuant to the vesting events of five restricted stock grants. The common shares were repurchased in order to satisfy the tax withholding obligation of the award pursuant to the terms of the ICE Plan.

(3)

On August 2, 2010, the Company acquired 169 common shares in connection with a scheduled share distribution from the VNQDC. The distribution created a taxable event for the participant and 169 common shares were repurchased by the Company to satisfy the tax withholding obligations of the participant pursuant to the terms of the VNQDC Plan. On August 20, 2010 and August 24, 2010, the Company acquired an additional 1,379 and 415 common shares, respectively, pursuant to the vesting events of two restricted stock grants. The common shares were repurchased in order to satisfy the tax withholding obligations pursuant to the ICE Plan.

ITEM 5.	Other Information

Mine Safety and Health Administration Safety Data

We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our company’s core values, and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the company, by focusing on proactively identifying needed prevention activities, establishing standards, and evaluating performance to mitigate any potential loss to people, equipment, production, and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills, and attitudes. We believe that through these policies, our company has developed an effective safety management system.

The operation of our mines is subject to regulation by MSHA under the FMSH Act. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the FMSH Act. We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

Under the recently enacted Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act, we present the following items regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act.

(A)

The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the FMSH Act (30 U.S.C. 814) for which the operator received a citation from MSHA;

(B)	The total number of orders issued under section 104(b) of the FMSH Act (30 U.S.C. 814(b));

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of the FMSH Act (30 U.S.C. 814(d));

(D)	The total number of imminent danger orders issued under section 107(a) of the FMSH Act (30 U.S.C. 817(a));

(E)	The total dollar value of proposed assessments from MSHA under the FMSH Act (30 U.S.C. 801 et seq.); and

(F)	Any pending legal action currently before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

Our mine locations did not receive any flagrant violations under Section 110(b)(2) of the FMSH Act and no written notices of a pattern of violations, or the potential to have a pattern of such violations, under section 104(e) of the FMSH Act were received during the three and nine months ended September 30, 2010. In addition, there were no mining-related fatalities at any of our mine locations during these same periods.

Following is a summary of the information listed above for the three and nine months ended September 30, 2010.

		Three months ended September 30, 2010
		(A)	(B)	(C)	(D)	(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Proposed Assessments (2)	Pending Legal Action
Pinnacle	Coal	43	0	3	0	$18,939	None
Green Ridge	Coal	0	0	0	0	100	None
Oak Grove	Coal	54	0	10	0	61,625	1
Dingess-Chilton (1)	Coal	9	0	0	0	14,123	None
Powellton (1)	Coal	10	0	1	0	33,211	None
Saunders Prep (1)	Coal	0	0	0	0	-	None
Tony Fork (1)	Coal	15	0	0	0	11,131	None
Tilden	Iron Ore	0	0	0	0	-	None
Empire	Iron Ore	1	0	0	0	1,412	None
NorthShore	Iron Ore	0	0	0	0	-	None
Hibbing Taconite	Iron Ore	0	0	0	0	-	None
United Taconite	Iron Ore	4	0	0	0	46,811	None

		Nine months ended September 30, 2010
		(A)	(B)	(C)	(D)	(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Proposed Assessments (2)	Pending Legal Action
Pinnacle	Coal	110	0	7	4	$132,439	None
Green Ridge	Coal	2	0	0	0	1,756	None
Oak Grove	Coal	149	5	19	1	356,759	1
Dingess-Chilton (1)	Coal	9	0	0	0	5,327	None
Powellton (1)	Coal	10	0	1	0	4,887	None
Saunders Prep (1)	Coal	0	0	0	0	-	None
Tony Fork (1)	Coal	15	0	0	0	11,131	None
Tilden	Iron Ore	46	1	0	0	183,853	None
Empire	Iron Ore	49	0	0	0	186,874	None
NorthShore	Iron Ore	120	1	3	0	212,831	None
Hibbing Taconite	Iron Ore	23	0	0	0	120,300	None
United Taconite	Iron Ore	55	0	0	1	383,796	1

(1)	All information related to CLCC presented as of the acquisition date of July 30, 2010.

(2)	Amounts included under the heading “Proposed Assessments” are the total dollar amounts in thousands for proposed assessments received from MSHA on or before September 30, 2010.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 75.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: October 29, 2010	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Vice President - Corporate Controller and
Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit
2(a)

# Membership Interest Purchase Agreement among Cliffs Natural Resources Inc., INR Energy, LLC and INR-1 Holdings LLC dated July 2, 2010 (filed as Exhibit 2(a) of Form 8-K on July 6, 2010 and incorporated by reference)

Not Applicable

3(a)

Second Amended Articles of Incorporation of Cliffs Natural Resources as filed with the Secretary of State of Ohio on July 13, 2010 (filed as Exhibit 3(a) to Form 8-K on July 15, 2010 and incorporated by reference)

Not Applicable

4(a)	Form of Second Supplemental Indenture relating to the Company’s 4.80% Notes due 2020 (filed as Exhibit 4.3 to Form 8-K on September 17, 2010 and incorporated by reference)	Not Applicable

4(b)	Form of Third Supplemental Indenture relating to the Company’s 6.25% Notes due 2040 (filed as Exhibit 4.4 to Form 8-K on September 17, 2010 and incorporated by reference)	Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of October 29, 2010

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of October 29, 2010

Filed Herewith

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of October 29, 2010

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of October 29, 2010

Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document