Form 10-K
period 2010-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2011-02-17
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 1-8944

CLIFFS NATURAL RESOURCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1464672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Public Square, Cleveland, Ohio	44114-2315
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 694-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.125 per share	New York Stock Exchange and Professional Segment of NYSE Euronext Paris

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $47.16 per share as reported on the New York Stock Exchange — Composite Index, was $6,354,612,868 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 135,462,509 as of February 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held on May 17, 2011 are incorporated by reference into Part III.

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
Anglo	Anglo American plc
APBO	Accumulated Postretirement Benefit Obligation
ArcelorMittal USA	ArcelorMittal USA Inc.
ASC	Accounting Standards Codification
AusQuest	AusQuest Limited
BART	Best Available Retrofit Technology
BHP	BHP Billiton
CAC	Cliffs Australia Coal Pty Ltd.
CAWO	Cliffs Australian Washplant Operations Pty Ltd
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
C.I.F.	Cost, Insurance and Freight
CLCC	Cliffs Logan County Coal
Clean Water Act	Federal Water Pollution Control Act
Cliffs Erie	Cliffs Erie LLC
CO2e	Carbon dioxide equivalent
Cockatoo Island	Cockatoo Island Joint Venture
Compensation Committee	The Compensation and Organization Committee
Consent Order	Administrative Order by Consent
Consolidated Thompson	Consolidated Thompson Iron Mines Ltd.
CPRS	Carbon Cap and Trade Pollution Reduction Scheme
DEP	Department of Environment Protection
Directors’ Plan	Nonemployee Directors’ Compensation Plan, as amended and restated 12/31/2008
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dofasco	ArcelorMittal Dofasco Inc.
DSA	Draft stipulation agreement
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc.
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
Golden West	Golden West Resources Ltd.
GRI	Global Reporting Initiative
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan
INR	INR Energy, LLC
IRS	Internal Revenue Service
Ispat	Ispat Inland Steel Company
JORC	Joint Ore Reserves Code
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company

Abbreviation or acronym	Term
MMBtu	Million British Thermal Units
MMX	MMX Mineração e Metálicos S.A.
MP	Minnesota Power, Inc.
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
NBCWA	National Bituminous Coal Wage Agreement
NDEP	Nevada Department of Environmental Protection
NO2	Nitrogen dioxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
PolyMet	PolyMet Mining Inc.
Portman	Portman Limited (now known as Cliffs Asia Pacific Iron Ore Holdings Pty Ltd)
PPACA	Patient Protection and Affordable Care Act
PRP	Potentially responsible party
PSD	Prevention of Significant Deterioration
Qcoal	Qcoal Pty Ltd
Quest	Quest Rare Minerals Ltd.
Reconciliation Act	Health Care and Education Reconciliation Act
renewaFUEL	renewaFUEL, LLC
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits
RTWG	Rio Tinto Working Group
SAR	Stock Appreciation Rights
SEC	United States Securities and Exchange Commission
Severstal	Severstal North America, Inc.
Silver Bay Power	Silver Bay Power Company
SMCRA	Surface Mining Control and Reclamation Act
SMM	Sonoma Mine Management
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Sonoma Sales	Sonoma Sales Pty Ltd
Spider	Spider Resources Inc.
TCR	The Climate Registry
Tilden	Tilden Mining Company L.C.
TMDL	Total Maximum Daily Load
TSR	Total Shareholder Return
UMWA	United Mineworkers of America
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.
WEPCO	Wisconsin Electric Power Company
Wheeling	Wheeling-Pittsburgh Steel Corporation

PART I

Item 1.    Business.

Introduction

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. With core values of environmental and capital stewardship, our colleagues across the globe endeavor to provide all stakeholders operating and financial transparency as embodied in the GRI framework. Our company’s operations are organized according to product category and geographic location: North American Iron Ore; North American Coal; Asia Pacific Iron Ore; Asia Pacific Coal; Latin American Iron Ore; Alternative Energies; Ferroalloys; and our Global Exploration Group.

In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, and in Ontario, Canada, we recently acquired chromite properties. Our operations also include our 95 percent controlling interest in renewaFUEL located in Michigan. In addition, our Global Exploration Group was established in 2009 and is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

Industry Overview

The strengthening recovery and improving outlook of the economic environment during 2010 was characterized by increased steel production, higher demand and rising prices. In 2010, global crude steel production, a significant driver of our business, was up approximately 15 percent from 2009 with even greater production increases in some areas, including North America. China produced approximately 627 million metric tons of crude steel in 2010, representing approximately 44 percent of global production. Steel production in China increased 10.4 percent, 13.5 percent and 16 percent in 2010, 2009 and 2008, respectively.

The rapid growth in steel production in China over recent years has only been partially met by a corresponding increase in domestic Chinese iron ore production. Chinese iron ore deposits, although substantial, are of a lower grade (less than half of the equivalent iron ore content) than the current iron ore supplied from Brazil and Australia.

The world price of iron ore is heavily influenced by international demand. Worldwide stimulus efforts initiated in 2009 improved demand during 2010, and rising spot market prices for iron ore reflected this trend. The rapid growth in Chinese demand, particularly in more recent years, created a market imbalance, which continues to indicate demand is outpacing supply. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout 2010, primarily led by demand from China. As a result of increasing spot prices for iron ore, there has been a shift in the industry toward shorter-term pricing arrangements linked to the spot market. With the improved economic environment and corresponding strengthening of steel demand throughout 2010, seaborne iron ore prices for most iron ore products increased in excess of 95 percent.

The world market for metallurgical coal in 2010 was influenced less by international demand and more by the geographies where it is consumed. Throughout 2010, reported spot prices in Asia Pacific were strong, and at times trading above the range of announced quarterly settlement prices of $200 to $225 per metric ton. In the North American and European markets, demand in 2010 improved over 2009 levels largely due to the improved economic environment and global increases in steel production.

During 2010, capacity utilization among steelmaking facilities in North America demonstrated continued improvement, reaching an average rate of approximately 70 percent at year-end up from an average rate of approximately 52 percent for 2009. The industry continued to show signs of stabilization, reflecting increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we experienced marked improvements in customer demand and market expectations. We increased production at most of our facilities and called employees back to work in order to ensure that we were positioned to meet increases in demand, while continuing to monitor the markets closely.

Growth Strategy and Recent Developments

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. Throughout 2010, we continued to increase our operating scale and presence as an international mining and natural resources company by expanding both geographically and through the minerals we mine and market. The long-term outlook remains healthy and we are now focusing on our growth projects with sustained investment in our core businesses. Our growth in North America, as well as acquisitions in minerals outside of iron ore and coal, illustrates the execution of this strategy during 2010.

We also expect to achieve growth through early involvement in exploration activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions. We established a global exploration group in 2009, led by professional geologists who have the knowledge and experience to identify new world-class projects for future development or projects that add significant value to existing operations.

Specifically, we continued our strategic growth as an international mining and natural resources company through the following transactions in 2010:

Freewest.    On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario Canada which comprise three premier chromite deposits. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that could form the foundation of North America’s only ferrochrome production operation. The planned mine is expected to produce 1 million to 2 million metric tons of high-grade chromite ore annually, which would be further processed into 400 thousand to 800 thousand metric tons of ferrochrome.

Wabush.    On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush for $103 million, thereby increasing our ownership interest to 100 percent. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest has increased our North American Iron Ore equity production capacity by approximately 4.0 million tons and has added more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

Spider.    We commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share during the second quarter of 2010. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived and we increased our ownership percentage to 52 percent, representing a majority of the common shares outstanding on a fully-diluted basis. Subsequently, we extended the cash offer to permit additional shares to be tendered and taken up, thereby increasing our ownership percentage in Spider to 85 percent as of July 26, 2010. Effective October 6, 2010, we completed the acquisition of all of the remaining shares of Spider through an amalgamation. Consequently, we own 100 percent of Spider as of December 31, 2010 and have obtained majority ownership of the “Big Daddy” chromite deposit located in Northern Ontario. The “Big Daddy” chromite deposit is one of the three premier chromite deposits that we originally acquired interest in through the Freewest acquisition as discussed above.

CLCC.    On July 30, 2010, we acquired all of the coal operations of privately-owned INR for $775.9 million, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. CLCC is a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. CLCC’s operations include two underground continuous mining method metallurgical coal mines and one open surface thermal coal mine, a coal preparation and processing facility as well as a large, long-life reserve base with an estimated 59 million tons of metallurgical coal and 62 million tons of thermal coal. This reserve base increases our total global reserve base to over 166 million tons of metallurgical coal and over 67 million tons of thermal coal. This acquisition represents an opportunity for us to add complementary high-quality coal products and provides certain advantages, including among other things, long-life mine assets, operational flexibility, and new equipment.

We plan to continue our strategic growth as an international mining and natural resources company in 2011. Specifically:

Consolidated Thompson.    On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion, or C$17.25 per share. The proposed acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Completion of the acquisition is subject to customary closing conditions, including approval by Consolidated Thompson shareholders and government and regulatory approvals.

Business Segments

Our company’s primary operations are organized and managed according to product category and geographic location: North American Iron Ore; North American Coal; Asia Pacific Iron Ore; Asia Pacific Coal; Latin American Iron Ore; Alternative Energies; Ferroalloys; and Global Exploration Group. The Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

The North American Iron Ore and North American Coal business segments are headquartered in Cleveland, Ohio. Our Asia Pacific headquarters is located in Perth, Australia, and our Latin American headquarters is located in Rio de Janeiro, Brazil. In addition, the Alternative Energies, Ferroalloys and Global Exploration Group operating segments are currently managed at our Cleveland, Ohio location.

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

North American Iron Ore

We are the largest producer of iron ore pellets in North America and primarily sell our production to integrated steel companies in the United States and Canada. We manage and operate six North American iron ore mines located in Michigan, Minnesota and Eastern Canada that currently have an annual rated capacity of 38.4 million tons of iron ore pellet production, representing 45.3 percent of total North American pellet production capacity.1 Based on our equity ownership in the North American mines we currently operate, our share of the annual rated pellet production capacity is currently 29.9 million tons, representing 35.3 percent of total North American annual pellet capacity.2

[1]	North American pellet capacity as reported includes plants in the U.S. and Canada but excludes Mexico.
[2]	On February 1, 2010, we acquired U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership interest in Wabush from 26.8 percent as of December 31, 2009 to 100 percent as of December 31, 2010.

The following chart summarizes the estimated annual production capacity and percentage of total North American pellet production capacity for each of the North American iron ore pellet producers as of December 31, 2010:

North American Iron Ore Pellet

Annual Rated Capacity Tonnage

	Current Estimated Capacity (Gross Tons in Millions)	Percent of Total North American Capacity
All Cliffs’ managed mines	38.4	45.3%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	16.0	18.9
Keewatin Taconite	5.2	6.2

Total U.S. Steel	21.2	25.1
ArcelorMittal USA Minorca mine	2.8	3.3

Total other U.S. mines	24.0	28.4
Other Canadian mines
Iron Ore Company of Canada	13.0	15.3
ArcelorMittal Mines Canada	9.3	11.0

Total other Canadian mines	22.3	26.3

Total North American mines	84.7	100.0%

We sell our share of North American iron ore production to integrated steel producers, generally pursuant to term supply agreements with various price adjustment provisions.

For the year ended December 31, 2010, we produced a total of 32 million tons of iron ore pellets, including 25.4 million tons for our account and 6.6 million tons on behalf of steel company owners of the mines.

We produce various grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steelmaking process. The variation in grades results from the specific chemical and metallurgical properties of the ores at each mine and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation, in many cases our iron ore pellets can be used interchangeably. Industry demand for the various grades of iron ore pellets depends on each customer’s preferences and changes from time to time. In the event that a given mine is operating at full capacity, the terms of most of our pellet supply agreements allow some flexibility to provide our customers iron ore pellets from different mines.

Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrates into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. “High manganese” pellets are the pellets produced at our Canadian Wabush operation in Eastern Canada, where there is more natural manganese in the crude ore than is found at our other operations. The manganese contained in the iron ore mined at Wabush cannot be entirely removed during the concentrating process. Wabush produces manganese pellets, both in standard and fluxed grades.

It is not possible to produce pellets with identical physical and chemical properties from each of our mining and processing operations. The grade or grades of pellets purchased by and delivered to each customer are based on that customer’s preferences and availability.

Each of our North American Iron Ore mines is located near the Great Lakes or, in the case of Wabush, near the St. Lawrence Seaway, which is connected to the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to steelmakers in the U.S., Canada or into the international seaborne market.

Our North American Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. At December 31, 2010 and 2009, we had approximately 0.8 million and 1.2 million tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.

North American Iron Ore Customers

Our North American Iron Ore revenues are primarily derived from sales of iron ore pellets to the North American integrated steel industry, consisting of seven major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements is largely dependent on customer requirements, and in many cases, we are the sole supplier of iron ore pellets to the customer. Historically, each agreement has contained a base price that is adjusted annually using one or more adjustment factors. Factors that could result in a price adjustment include international pellet prices, measures of general industrial inflation and steel prices. Additionally, certain of our supply agreements have a provision that limits the amount of price increase or decrease in any given year. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess the impact a change to the historical annual pricing mechanism would have on certain of our larger existing North American Iron Ore customer supply agreements. We reached final pricing settlements with some of our North American Iron Ore customers through the fourth quarter of 2010 for the 2010 contract year.

During 2010, 2009 and 2008, we sold 26.2 million, 16.4 million, and 22.7 million tons of iron ore pellets, respectively, from our share of the production from our North American Iron Ore mines. The segment’s five largest customers together accounted for a total of 81 percent, 86 percent, and 84 percent of North American Iron Ore product revenues for the years 2010, 2009 and 2008, respectively. Refer to Concentration of Customers within Item 1 — Business, for additional information regarding our major customers.

North American Coal

We own and operate five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia that currently have a rated capacity of 9.4 million tons of production annually. In 2010, we sold a total of 3.3 million tons, compared with 1.9 million tons in 2009 and 3.2 million tons in 2008. Each of our North American coal mines are positioned near rail or barge lines providing access to international shipping ports, which allows for export of our coal production.

North American Coal Customers

North American Coal’s metallurgical coal production is sold to global integrated steel and coke producers in Europe, Latin America and North America and its thermal coal production is sold to energy companies and distributors in North America and Europe. Approximately 72 percent of our 2010 production and 76 percent of our 2009 production was committed under one-year contracts. At December 31, 2010, approximately 68 percent of our projected 2011 production has been committed under one-year contracts. North American negotiations are still ongoing, and international negotiations have recently begun. The remaining tonnage is pending price negotiations primarily with our international customers, which is typically dependent on settlements of Australian pricing for metallurgical coal. International customer contracts are typically negotiated on a fiscal year basis extending from April 1 through March 31, whereas customer contracts in North America are typically negotiated on a calendar year basis extending from January 1 through December 31.

International and North American sales represented 55 percent and 45 percent, respectively, of our North American Coal sales in 2010. This compares with 65 percent and 35 percent, respectively, in 2009 and 56 percent and 44 percent, respectively, in 2008. The segment’s five largest customers together accounted for a total of 62 percent, 75 percent and 76 percent of North American Coal product revenues for the years 2010, 2009 and 2008, respectively. Refer to Concentration of Customers within Item 1 — Business, for additional information regarding our major customers.

Asia Pacific Iron Ore

Our Asia Pacific Iron Ore operations are located in Western Australia and include our 100 percent owned Koolyanobbing complex and our 50 percent equity interest in Cockatoo Island. We serve the Asian iron ore markets with direct-shipping fines and lump ore. Production in 2010 was 9.3 million metric tons, compared with 8.3 million metric tons in 2009 and 7.7 million metric tons in 2008.

These two operations supply a total of three direct-shipping export products to Asia via the global seaborne trade market. Koolyanobbing produces a standard lump and fines product. Cockatoo Island produces a single premium fines product. The lump products are directly fed to blast furnaces, while the fines products are used as sinter feed. The variation in the three export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of the customers.

Koolyanobbing is a collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 60 miles separating the three mining areas. Banded iron formations host the mineralization, which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes, and in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together. In December 2010, we received regulatory approvals to further develop the Mount Jackson J1 deposit, which is an extension of the existing Mount Jackson Iron Ore deposits in Western Australia. In September 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation that is expected to increase production output at Koolyanobbing to approximately 11 million metric tons annually. The Mount Jackson J1 deposit project is expected to contribute to our ability to increase production output. These improvements are expected to be fully implemented by the second half of 2012.

Crushing and blending is undertaken at Koolyanobbing, where the crushing and screening plant is located. Once the blended ore has been crushed and screened into a direct lump and fines shipping product, it is transported by rail approximately 360 miles south to the Port of Esperance for shipment to our customers in Asia.

Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 1,200 miles north of Perth and is only accessible by sea and air. Cockatoo Island produces a single high-grade iron ore product known as Cockatoo Island Premium Fines. The deposit is almost pure hematite and contains very few contaminants enabling the shipping grade to be above 66 percent iron. Ore is mined below the sea level on the southern edge of the island. This is facilitated by a sea wall, which enables mining to a depth of 130 feet below sea level. Ore is crushed and screened on-site to the final product sizing. Vessels berth at the island and the fines product is loaded directly to the ship. Cockatoo Island Premium Fines are highly sought in the global marketplace due to their extremely high iron grade and low valueless mineral content. Production at Cockatoo Island ended during 2008 due to construction on Phase 3 of the seawall, and in April 2009, an unanticipated subsidence of the seawall occurred. As a result, production from the mine was delayed and was not expected to resume until the first half of 2011 once the seawall is completed. Production at Cockatoo Island resumed earlier than expected during the third quarter of 2010.

Asia Pacific Iron Ore Customers

Asia Pacific Iron Ore’s production is under contract with steel companies in China and Japan through 2012. Historically, a limited spot market existed for seaborne iron ore as most production has been sold under supply contracts with annual benchmark prices driven from negotiations between the major suppliers and Chinese, Japanese and other Asian steel mills. As discussed above, in 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess and renegotiate the terms of our supply agreements with our customers.

Asia Pacific Iron Ore has five-year term supply agreements with steel producers in China and Japan that account for approximately 82 percent and 18 percent, respectively, of sales. The contracts were renegotiated for the period 2008 through 2012. Sales volume under the agreements is partially dependent on customer requirements. As a result of the move away from the annual international benchmark pricing mechanism in 2010, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers.

During 2010, 2009 and 2008, we sold 9.3 million, 8.5 million and 7.8 million metric tons of iron ore, respectively, from our Western Australia mines. No customer comprised more than 10 percent of our consolidated sales in 2010, 2009 or 2008. Asia Pacific Iron Ore’s five largest customers accounted for approximately 36 percent of the segment’s sales in 2010, 39 percent in 2009 and 44 percent in 2008.

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

As the operator of the property, Anglo declared commercial production achievement during 2010 with annual production totaling 4.0 million metric tons, compared with 2.7 million metric tons and 1.2 million metric tons in 2009 and 2008, respectively. Anglo has indicated that it expects Amapá will produce and sell 4.5 million metric tons of iron ore fines products in 2011 and 5.1 million metric tons annually once fully operational, which is expected to occur in 2012, based on current capital expenditure levels. The majority of Amapá’s production is committed under a long-term supply agreement with an operator of an iron oxide pelletizing plant in the Kingdom of Bahrain.

Sonoma

We own a 45 percent economic interest in Sonoma, located in Queensland, Australia. Production and sales totaled approximately 3.5 million metric tons, respectively, in 2010. This compares with production and sales of approximately 2.8 million and 3.1 million metric tons and 2.4 million and 2.1 million metric tons in 2009 and 2008, respectively. The project is expected to produce approximately 3.6 million metric tons of coal annually in 2011 and beyond. Production is expected to include a mix of approximately two-thirds thermal and one-third metallurgical grade coal. In 2009, Sonoma experienced intrusions in the coal seams which affected raw coal quality, recoverability in the washing process, and ultimately the quantity of metallurgical coal in the production mix. As a result, the geological model for Sonoma has been enhanced to reflect the presence of the intrusions and to refine the mining sequence in order to optimize the mix of metallurgical and thermal coal despite being lower than initially planned levels. Sonoma has economically recoverable reserves of 20 million metric tons. Of the 3.5 million metric tons produced in 2010, approximately 3.0 million metric tons were committed under supply agreements. As of December 31, 2010, approximately 2.0 million metric tons, of the 3.6 metric tons expected to be produced in 2011, are committed under supply agreements.

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

Exploration

Our exploration program is integral to our growth strategy. We have several projects and potential opportunities to diversify our products, expand our production volumes and develop large-scale ore bodies through early involvement in exploration activities. We achieve this by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions. In 2009, we established a global exploration group, led by professional geologists who have the knowledge and experience to identify new world-class projects for future development or projects that add significant value to existing operations. We spent approximately $30 million on exploration activities in 2010, and we expect cash expenditures between $50 million and $55 million on exploration activities in 2011, which we anticipate will provide us with opportunities for significant future potential reserve additions globally.

Concentration of Customers

We have three customers that individually account for more than 10 percent of our consolidated product revenue in 2010. Total revenue from these customers represents approximately $1.8 billion, $1.0 billion, and $1.6 billion of our total consolidated product revenue in 2010, 2009 and 2008, respectively, and is attributable to our North American Iron Ore and North American Coal business segments. In 2009 and 2008, we had two and three customers, respectively, that individually accounted for more than 10 percent of our consolidated product revenue. The following represents sales revenue from each of these customers as a percentage of our total consolidated product revenue as well as the portion of product sales for North American Iron Ore and North American Coal that is attributable to each of these customers in 2010, 2009 and 2008, respectively:

	Percentage of Total Product Revenue (1)			Percentage of North American Iron Ore Product Revenue (1)			Percentage of North American Coal Product Revenue (1)
Customer (2)	2010	2009	2008	2010	2009	2008	2010	2009	2008
ArcelorMittal	19%	28%	27%	28%	42%	39%	28%	28%	23%
Algoma	11	10	11	18	17	17	2	—	—
Severstal	11	8	12	17	13	18	—	4	5

Total	41%	46%	50%	63%	72%	74%	30%	32%	28%

(1)	Excluding freight and venture partners’ cost reimbursements.

(2)	Includes subsidiaries of each customer.

ArcelorMittal USA

On March 19, 2007, we executed an umbrella agreement with ArcelorMittal USA, a subsidiary of ArcelorMittal, that covered significant price and volume matters under three separate pre-existing iron ore pellet supply agreements for ArcelorMittal USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities.

Under the umbrella agreement, ArcelorMittal USA was obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis from 2006 through 2010. The umbrella agreement set the minimum annual tonnage for ArcelorMittal USA through 2010, with pricing based on the facility to which the pellets were delivered. The terms of the umbrella agreement contained buy-down provisions, which permitted ArcelorMittal USA to reduce its tonnage purchase obligation each year at a specified price per ton, as well as deferral provisions, which permitted ArcelorMittal USA to defer a portion of its annual tonnage purchase obligation. In addition, ArcelorMittal was permitted to nominate tonnage for export out of the U.S. to any facility owned by ArcelorMittal, but pricing needs to be agreed to by the parties. This ability to nominate tonnage for export ceased upon the expiration of the umbrella agreement at the end of 2010, and most of our contracts have reverted back to a requirements basis. For additional information regarding the arbitrations related to pellet nominations, refer to Part 1 — Item 3, Legal Proceedings.

The umbrella agreement expired at the end of 2010 and our pellet supply agreements with ArcelorMittal USA that were in place prior to executing the umbrella agreement will again become the basis for supplying pellets to ArcelorMittal USA, which is based on customer requirements, except for the Indiana Harbor East facility, which is based on customer excess requirements.

Facility	Agreement Expiration

Cleveland Works and Indiana Harbor West facilities	2016
Indiana Harbor East facility	2015
Weirton facility	2018

ArcelorMittal USA is a 62.3 percent equity participant in Hibbing and a 21 percent equity partner in Empire with limited rights and obligations. ArcelorMittal USA was a 28.6 percent participant in Wabush through its subsidiary ArcelorMittal Dofasco. As previously noted, on February 1, 2010, we acquired the remaining interest in Wabush, including ArcelorMittal Dofasco’s 28.6 percent interest.

In 2010, 2009 and 2008, our North American Iron Ore pellet sales to ArcelorMittal USA were 9.9 million, 7.7 million, and 9.9 million tons, respectively.

Our North American Coal supply agreements with ArcelorMittal are negotiated on an annual basis for the period April 1 through March 31 and are based on a tonnage commitment for the 12-month fiscal period. Contracts have historically been priced on an annual basis, with pricing generally in line with Australian pricing for metallurgical coal. In 2010, 2009 and 2008, our North American Coal sales to ArcelorMittal were 0.8 million, 0.6 million and 0.8 million tons, respectively.

Algoma

Algoma is a Canadian steelmaker and a subsidiary of Essar Steel Holdings Limited. We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016. Our annual obligation is limited to 4.0 million tons with our option to supply additional pellets. Historically, pricing under the agreement with Algoma has been based on a formula that includes international pellet prices. During 2010, international pellet prices for blast furnace pellets were redefined through arbitration to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets. The agreement provides that, in 2011 and 2014, either party may request a price re-opener if prices under the agreement with Algoma differ from a specified benchmark price for the year the price re-opener is requested. We sold 3.4 million, 2.9 million and 4.1 million tons to Algoma in 2010, 2009 and 2008, respectively. For additional information regarding the arbitration, refer to Part 1 — Item 3, Legal Proceedings.

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

We sold 5.3 million, 2.3 million and 4.6 million tons to Severstal in 2010, 2009 and 2008, respectively.

Competition

Throughout the world, we compete with major and junior mining companies, as well as metals companies, both of which produce steelmaking raw materials, including iron ore and metallurgical coal.

North America

In our North American Iron Ore business segment, we sell our product primarily to steel producers with operations in North America. We compete directly with steel companies that own interests in iron ore mines, including ArcelorMittal Mines Canada and U.S. Steel.

In the coal industry, our North American Coal business segment competes with many metallurgical coal producers of various sizes, including Alpha Natural Resources, Inc., Patriot Coal Corporation, CONSOL Energy Inc., Arch Coal, Inc., Massey Energy Company, Walter Energy, Inc., Peabody Energy Corp. and other producers located in North America and globally.

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

Asia Pacific

In our Asia Pacific Iron Ore business segment, we export iron ore products to China and Japan in the world seaborne trade. In the Asia Pacific marketplace, Cliffs competes with major iron ore exporters from Australia, Brazil and India. These include Anglo American, Vale, Rio Tinto, BHP and Fortescue Metals Group Ltd., among others.

The Sonoma Coal Project, in which Cliffs owns a 45 percent economic interest, competes with many other global metallurgical and thermal coal producers, including Anglo American, Rio Tinto, BHP, Macarthur Coal, Teck Cominco and Xstrata.

Competition in steelmaking raw materials is predicated upon the usual competitive factors of price, availability of supply, product performance, service and transportation cost to the consumer of the raw materials.

As the global steel industry continues to consolidate, a major focus of the consolidation is on the continued life of the integrated steel industry’s raw steelmaking operations, including blast furnaces and basic oxygen furnaces that produce raw steel. In addition, other competitive forces have become a large factor in the iron ore business. In particular, electric arc furnaces built by mini-mills, which are steel recyclers, generally produce steel by using scrap steel and reduced-iron products rather than iron ore pellets.

Environment

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

Environmental issues and their management continued to be an important focus at each of our operations throughout 2010. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled $21.0 million, $7.0 million, and $7.3 million in 2010, 2009 and 2008, respectively. It is estimated that approximately $30 million will be spent in 2011 for capital environmental control facilities. Estimated expenditures in 2011 are comprised of $11.4 million of estimated expenditures at our Wabush operations, $6.0 million of which will address total suspended solids in water effluents. In addition, $7.3 million is anticipated to be spent at our Michigan operations, with $2.0 million to be invested in wet scrubber replacements at the Empire plant and $1.5 finalizing the improvements to tailings lines at Tilden, made in response to historic releases. We also estimate approximately $4 million in environmental capital expenses at United Taconite in 2011, with $1.8 million invested in one of the line scrubbers and corrosion resistance.

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

Specifically, there are several notable proposed or potential rulemakings or activities that could potentially have a material adverse impact on our facilities in the future depending on their ultimate outcome: Climate Change and Greenhouse Gas Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, Increased Administrative and Legislative Initiatives related to Coal Mining Activities, Proposed Hardrock Mining Financial Assurance Rules, the Minnesota Mercury Total Maximum Daily Load Implementation, and Selenium Discharge Regulation.

Climate Change and Greenhouse Gas Regulation.    With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our significant risks for the future is forthcoming in the shape of mandatory carbon legislation. Policymakers are in the design process of carbon regulation at the state, regional, national, and international levels. The current regulatory patchwork of carbon compliance schemes present a challenge for multi-facility entities to identify their near term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon regulation presents a challenge to large industrial companies to assess the long- term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct financial risks associated with the regulation of green house gas emissions, as well as potential physical risks associated with climate change. We are continuing to review the physical risks related to climate change utilizing a formal risk management process.

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

In 2009, the Australian government issued guidance outlining the components and rationale for a proposed CPRS. Under the proposed scheme, our iron ore operations in Asia Pacific would not be required to purchase allowances due to the energy consumption levels being below the scheme threshold. The impact on our operations in Asia Pacific would only occur indirectly via costs that would be passed on by fuel suppliers. However, under the emissions scheme as was proposed, we anticipated that such costs would not have a material effect on our financial position or results of operations. In the fourth quarter of 2009, the Australian government introduced CPRS legislation to federal Parliament, but the proposed legislation was defeated. In April 2010, the Australian government announced plans to delay the introduction of the CPRS until at least 2013. The Australian government recently indicated that it would revisit its decision on how to price carbon emissions i.e., a carbon tax or cap and trade scheme and would aim to reach a decision on the pricing mechanism in 2011. It has not been clarified whether the 2013 date for implementation remains in place.

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

Furthermore, on September 22, 2009, the EPA issued a final GHG Reporting Rule requiring the mandatory reporting of annual GHG emissions from our U.S. iron and coal mining facilities. Sources covered by the rule are required to begin collecting emission data by no later than January 1, 2010, with the first annual emission report due to EPA on March 31, 2011.

As a founding member of TCR, we have reported our emissions to TCR and published GHG emission information within our 2008 through 2009 Sustainability Reports, following the reporting protocols established by the Global Reporting Initiative. In 2009, our overall emission source portfolio consisted of direct emissions of approximately 3.3 million tons of CO2e and indirect emissions of approximately 2.2 million tons of CO2e. This compares with direct emissions of approximately 4.3 million tons of CO2e and indirect emissions of approximately 3.6 million tons of CO2e in 2008. Our 2010 emissions are currently being finalized.

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

We believe our exposure can be substantially reduced by numerous factors including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets, and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility, and methane reduction; and business opportunities associated with new products and technology, such as our investment in renewaFUEL.

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

On June 3, 2010, the EPA issued the final Tailoring Rule to phase in the regulation of GHGs for major stationary sources beginning in 2011. As a part of the Clean Air Act, the Tailoring Rule is geared to accommodate the perceptible differences between traditional pollutants and GHG emissions. The rule includes the requirement under the PSD program that major sources of GHG emissions contemplating new construction or major modifications to existing sources install the best available control technology. Accordingly, this new rule brings a degree of uncertainty for permitting projects that require increased energy use. The impact this rule will have on our operations will depend on our need for future PSD permitting. As we are an energy and GHG intensive industry, any changes to our operations would now require detailed GHG PSD permitting review.

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

As of 2010, Regional Haze will likely have a significant impact only at our Silver Bay Power facility in Minnesota. The Minnesota Pollution Control Board recently approved the MPCA’s BART state implementation plan. Specifically for us, this current plan is estimated to require between $8 million and $10 million in pollution control expenditure. The EPA must now review and formally approve the state implementation plan. If approved, these requirements will become effective five years after approval.

NO2 and SO2 National Ambient Air Quality Standards.    During the first half of 2010, the EPA promulgated rules that require states to use a combination of air quality monitoring and computer modeling to determine areas of each state that are in attainment with new NO2 and SO2 standards (attainment areas) and those areas that are not in attainment with such standards (nonattainment areas). The EPA intends to issue guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. The NO2 standard has been challenged by various large industry groups, and we expect that the SO2 standard will also be challenged by these same groups. Accordingly, at this time, we are unable to predict the final impact of these standards.

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

According to the voluntary agreement, the mines must proceed with medium-term and long-term testing of possible technologies beginning in 2010. Initial testing will be completed on one straight-grate and one grate-kiln furnace among the mines. Developed mercury emission control technology must then be installed on all taconite furnaces by 2025. For us, the requirements in the voluntary agreement will apply to our United Taconite and

Hibbing facilities. At this point in time, we are unable to predict the potential impacts of the Taconite Mercury Reduction Strategy, as it is just in its research phase with no proven technology yet identified.

Selenium Discharge Regulation.    In West Virginia, new selenium discharge limits became effective April 5, 2010. State legislation was passed that gives the West Virginia DEP the authority to extend the deadline for facilities to comply with new selenium discharge limits to July 1, 2012, based on application and approval of the extension. Pinnacle applied for this extension and was denied. Pinnacle has appealed the ruling and is scheduled for a hearing before the Environmental Quality Board during the first quarter of 2011. There is currently a stay on the enforcement of the new limits until the hearing. This requirement will affect Pinnacle’s Smith Branch outfall, which has shown trace amounts of selenium that has been at times slightly in excess of the future limit. Pinnacle has implemented a solution that manages the discharge concentration by using a closed loop process that discharges under controlled conditions of flow and selenium concentration.

On June 24, 2010, a lawsuit was filed by the West Virginia DEP against the Pinnacle Mine, and many other West Virginia coal mining operations, alleging non-compliance with various NPDES discharge limits. We filed an answer denying all allegations on July 22, 2010. We believe the facility is in compliance with the applicable limits and we are currently seeking a meeting with the DEP to clarify and resolve the suit. At this time, we do not believe this suit will have a material impact on the mine’s operations.

Other Developments

Clean Water Act Section 404.    In the U.S., Section 404 of the Clean Water Act requires permits from the U.S. Army Corps of Engineers to construct mines and associated projects, such as freshwater impoundments and refuse disposal fills, in areas that affect jurisdictional waters. Any coal mining activity requiring both a Section 404 permit and a SMCRA permit in the Appalachian region currently undergoes an enhanced review from the Army Corps of Engineers, the Environmental Protection Agency and the Office of Surface Mining. With the acquisition of the CLCC properties during the third quarter of 2010, we obtained a development surface coal mine project, the Toney Fork No. 3, which is subject to the enhanced review process adopted by federal agencies in 2009 for Section 404 permitting. There are currently two proposed valley fills in the Toney Fork No. 3 plan; therefore, an extensive review process can be expected. We expect on-going negotiations with the EPA will conclude with the issuance of the required Section 404 permit well before construction of the mine is scheduled. The other development surface mine project acquired through the acquisition of CLCC, Toney Fork West, does not require Section 404 permitting. The renewal date for the existing Toney Fork No. 2 permit is May 28, 2015.

For additional information on our environmental matters, refer to Item 3. Legal Proceedings and NOTE 10 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8.

Energy

Electricity

WEPCO is the sole supplier of electric power to our Empire and Tilden mines. WEPCO currently provides 300 megawatts of electricity to Empire and Tilden at rates that are regulated by the MPSC. The Empire and Tilden mines are subject to changes in WEPCO’s rates, such as base interim rate changes that WEPCO may self-implement and final rate changes that are approved by the MPSC in response to applications filed by WEPCO. These procedures have resulted in several rate increases since 2008, when Empire and Tilden’s special contracts for electric service with WEPCO expired. Additionally, Empire and Tilden are subject to frequent changes in WEPCO’s power supply adjustment factor. For additional information on the Empire and Tilden rate cases with WEPCO, refer to Item 3. Legal Proceedings.

Electric power for the Hibbing and United Taconite mines is supplied by MP. On September 16, 2008, the mines finalized agreements with terms from November 1, 2008 through December 31, 2015. The agreements were approved by the Minnesota Public Utilities Commission in 2009.

Silver Bay Power Company, a wholly-owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements. Silver Bay Power has an interconnection agreement with MP for backup power. Silver Bay Power entered into an agreement to sell 40 megawatts of excess power capacity to

Xcel Energy under a contract that extends to 2011. In March 2008, Northshore reactivated one of its furnaces, resulting in a shortage of electrical power of approximately 10 megawatts. As a result, supplemental electric power is purchased by Northshore from MP under an agreement that is renewable yearly with one-year termination notice required. The contract expires on June 30, 2011, which coincides with the expiration of Silver Bay Power’s 40 megawatt sales agreement with Xcel Energy.

Wabush has a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations in Quebec are served by Quebec Hydro on an annual contract.

The Oak Grove mine and Concord Preparation Plant are supplied electrical power by Alabama Power under a five-year contract that continues in effect until terminated by either party providing written notice to the other in accordance with applicable rules, regulations, and rate schedules. Rates of the contract are subject to change during the term of the contract as regulated by the Alabama Public Service Commission.

Electrical power to the Pinnacle, Green Ridge No. 2 mine and the Pinnacle Preparation Plant are supplied by the Appalachian Power Company under two contracts. The electrical power to the Green Ridge No. 1 mine was also supplied by the Appalachian Power Company through its closure date in February 2010. The Indian Creek contract was revised in 2008 to include service under Appalachian Power’s lower cost Large Capacity Power Primary Schedule. On January 15, 2010, we entered into an amended agreement with Appalachian Power related to the Indian Creek contract that resulted in Pinnacle receiving reduced electrical power rates under the American Electric Power’s Large Capacity Power Transmission Code 389 tariff for a contract capacity of 15 megawatts. The initial savings under the agreement are expected to be $41,000 per month, escalating to $64,000 per month as Pinnacle adds additional operations and electrical power load. The Pinnacle Creek contract was not affected. The next renewal dates are January 15, 2013 for Indian Creek and July 4, 2011 for Pinnacle Creek. Both contracts specify the applicable rate schedule, minimum monthly charge and power capacity furnished. Rates, terms and conditions of the contracts are subject to the approval of the Public Service Commission of West Virginia.

CLCC is also supplied electrical power by Appalachian Power under two contracts. The Buffalo Creek Road contract was entered into on May 4, 2010 for a two-year period and is for a supply of 5,800 kilowatts under American Electric Power’s Large Capacity Power Code 388 tariff. The Craneco Aly contract began on February 4, 2011 for a one-year period and supplies 2,300 kilowatts of electrical power under the American Electric Power’s Large Capacity Power Code 388. Both contracts remain in effect until twelve months written notice is given by either party of its intent to terminate the contract.

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

Process Fuel

We have contracts providing for the transport of natural gas for our North American iron ore and coal operations. At North American Iron Ore, the Empire and Tilden mines have the capability of burning natural gas, coal, or to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. iron ore mines have the capability of burning natural gas, the pelletizing operations for the U.S. iron ore mines utilize alternate fuels when practicable. Wabush has the capability to burn oil and coke breeze. Our North American Coal operations use natural gas and coal to fire thermal dryers at the Pinnacle Complex and Oak Grove mines as well as the recently acquired CLCC operations.

renewaFUEL

We have an approximate 95 percent controlling interest in renewaFUEL. Founded in 2005, renewaFUEL produces high-quality, dense fuel cubes made from renewable and consistently available components such as corn stalks, switch grass, grains, soybean and oat hulls, wood, and wood byproducts. This is a strategic investment that provides an opportunity to utilize a “green” solution for further reduction of emissions consistent with our objective to contain costs and enhance efficiencies in a socially responsible manner. In addition to the potential use of renewaFUEL’s biofuel cubes in our production process, the cubes will be marketable to other organizations as a potential substitute for western coal and natural gas. In 2008, renewaFUEL announced it would build a next-generation biomass fuel production facility near Marquette, Michigan. Engineering and construction was initiated during 2009 and continued throughout 2010, with production projected to begin by the first quarter of 2011. The Marquette plant is expected to have the capacity to produce 150,000 tons of high-energy, low-emission biofuel annually.

Employees

As of December 31, 2010, we had a total of 6,567 employees.

	North American Iron Ore (1)	North American Coal	Asia Pacific Iron Ore	Corporate & Support Services	Other (2)	Total
Salaried	848	352	167	408	21	1,796
Hourly	3,488	1,270	—	—	13	4,771

Total	4,336	1,622	167	408	34	6,567

(1)	Includes our employees and the employees of the North American joint ventures.

(2)	Includes the employees in our Latin American Iron Ore, Alternative Energies, and Ferroalloys operating segments.

As of December 31, 2010, 87 percent of our North American Iron Ore hourly employees and 70 percent of our North American Coal hourly employees were covered by collective bargaining agreements.

Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW. The four-year labor agreement, which was ratified by the USW on October 6, 2008, covers approximately 2,300 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota.

Hourly employees at Wabush are also represented by the USW. On February 5, 2010, the USW ratified a new five-year labor agreement, effective March 1, 2009 through February 28, 2014, that provides for a 15 percent increase in labor costs over the term of the agreement, inclusive of benefits.

Hourly employees at our Lake Superior and Ishpeming railroads are represented by seven unions covering approximately 135 employees. We have currently reached labor agreements with three of these unions and we are continuing to renegotiate with the other four unions.

Hourly production and maintenance employees at our Pinnacle Complex and Oak Grove mines are represented by the UMWA. We entered into collective bargaining agreements with the UMWA in March 2007 that expire on December 31, 2011. Those collective bargaining agreements are identical in all material respects to the NBCWA of 2007 between the UMWA and the Bituminous Coal Operators’ Association. Employees at our recently acquired CLCC operations are not represented under collective bargaining agreements.

Employees at our Asia Pacific, Corporate & Support Services, Latin American Iron Ore, Renewable Energies and Ferroalloys operations are not represented under collective bargaining agreements.

Safety

Safety is one of our main priorities. Our North American Iron Ore segment had a total reportable incident rate, as defined by MSHA, of 2.16 in 2010, compared with the prior year result of 2.53. Our North American Iron Ore segment finished the year with a 14 percent improvement in the all injury frequency rate from 2009. Our North American Coal operations had a total reportable incident rate of 5.10 compared with a rate of 5.25 in 2009 and recorded a three percent improvement in injury severity rates from the prior year. This rate includes CLCC since the date of acquisition. We have developed close collaboration between our North American segments to drive further improvements in our safety results.

At our Asia Pacific Iron Ore operations, Koolyanobbing’s total reportable incident rate for 2010 was 1.75, compared with the 2009 result of 2.52. Cockatoo Island reported a total reportable incident rate of 5.56 in 2010 compared with 0.79 in 2009. Asia Pacific Iron Ore safety statistics include employees and contractors.

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

We use our website, www.cliffsnaturalresources.com, as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We also make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.cliffsnaturalresources.com — under “Investors”. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website.

We also make available, free of charge on our website, the charters of the Audit Committee, Governance and Nominating Committee (formerly known as the Board Affairs Committee), Compensation and Organization Committee and Strategy and Operations Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct & Ethics adopted by our Board of Directors. These documents are posted on our website at www.cliffsnaturalresources.com — under “Investors”, select the “Corporate Governance” link.

References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Form 10-K.

Copies of the above referenced information will also be made available, free of charge, by calling (216) 694-5700 or upon written request to:

Cliffs Natural Resources Inc.

Investor Relations

200 Public Square

Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive and certain other officers of the Company at February 17, 2011, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Joseph A. Carrabba	Chairman, President and Chief Executive Officer	58
Donald J. Gallagher	Executive Vice President, President — Global Commercial	58
Duncan P. Price	Executive Vice President, President — Global Operations	55
Laurie Brlas	Executive Vice President, Finance and Administration and Chief Financial Officer	53
William A. Brake, Jr.	Executive Vice President, Global Metallics	50
William R. Calfee	Executive Vice President, Commercial Projects	63
P. Kelly Tompkins	Executive Vice President, Legal, Government Affairs and Sustainability and Chief Legal Officer	54
William C. Boor	Senior Vice President, Global Ferroalloys	44
David B. Blake	Senior Vice President, Operations, North American Iron Ore	42
Terrence Mee	Senior Vice President, Global Iron Ore and Metallic Sales	40
James Michaud	Senior Vice President, Human Resources	55
Terrance M. Paradie	Senior Vice President, Corporate Controller and Chief Accounting Officer	42
Steven M. Raguz	Senior Vice President, Corporate Strategy and Treasurer	43
Clifford Smith	Senior Vice President, Global Business Development	51
Duke D. Vetor	Senior Vice President, North American Coal	52

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

Donald J. Gallagher has been Executive Vice President, President — Global Commercial since January 2011. Mr. Gallagher served as President, North American Business Unit of Cliffs from November 2007 to January 2011. From December 2006 to November 2007, Mr. Gallagher served as President, North American Iron Ore. From July 2006 to December 2006, Mr. Gallagher served as President, North American Iron Ore, and Acting Chief Financial Officer and Treasurer of Cliffs. From May 2005 to July 2006, Mr. Gallagher was Executive Vice President, Chief Financial Officer and Treasurer of Cliffs. From July 2003 to May 2005, Mr. Gallagher served as Senior Vice President, Chief Financial Officer and Treasurer of Cliffs.

Duncan P. Price has been Executive Vice President, President — Global Operations of Cliffs since January 2011. Mr. Price served as Senior Vice President — Managing Director of Asia Pacific Iron Ore from March 2009 to January 2011, and Mr. Price served as Chief Executive Officer, Portman Limited from 2007 to 2009. Prior to joining Cliffs, Mr. Price served as Project Director at Sinosteel/Midwest Joint Venture, an iron joint venture formed by Sinosteel Corporation, a major supplier of raw materials to Chinese steel mills, and Midwest Corporation Limited, an Australia based iron ore mining company, to develop the Koolanooka deposit and the Weld Range in Western Australia, from 2006 to 2007 and Managing Director at Rio Tinto Group, an international mining company, from 1996 to 2006.

Laurie Brlas has been Executive Vice President, Finance and Administration and Chief Financial Officer of Cliffs since July 2010. Ms. Brlas previously served as Executive Vice President — Chief Financial Officer of Cliffs from March 2008 through July 2010 and as Cliffs’ Senior Vice President — Chief Financial Officer from October 2007 through March 2008. From December 2006 to October 2007, Ms. Brlas served as Senior Vice

President — Chief Financial Officer and Treasurer of Cliffs. From April 2000 to December 2006, Ms. Brlas was Senior Vice President — Chief Financial Officer of STERIS Corporation, a global manufacturer and supplier of infection prevention, contamination control, decontamination, microbial reduction, and surgical and critical care support products, technologies and services. In addition, Ms. Brlas is a Director of Perrigo Company.

William A. Brake, Jr. has served as Executive Vice President, Global Metallics since January 2011. Mr. Brake served as Cliffs’ Executive Vice President, Strategic Alternatives and Chief Technology Officer from July 2010 to January 2011 and as Executive Vice President, Human and Technical Resources from November 2008 to July 2010. From April 2007 until November 2008, Mr. Brake served as Executive Vice President, Cliffs Metallics and Chief Technical Officer. From March 2005 to August 2006, Mr. Brake served in several management positions with Mittal Steel USA, an international steel processing and manufacturing company, most recently as Executive Vice President – Operations and from March 2003 to March 2005, Mr. Brake was Vice President and General Manager of International Steel Group, an international steel processing and manufacturing company.

William R. Calfee has served as Executive Vice President, Commercial Projects since January 2011. Mr. Calfee served as Executive Vice President, Commercial, North American Iron Ore of Cliffs from July 2006 to January 2011. From 1996 to July 2006, Mr. Calfee served as Executive Vice President, Commercial of Cliffs.

P. Kelly Tompkins has served as Executive Vice President, Legal, Government Affairs and Sustainability and Chief Legal Officer of Cliffs since January 2011. Mr. Tompkins joined Cliffs in May of 2010 and served as Executive Vice President — Legal, Government Affairs and Sustainability until January 2011. Prior to joining Cliffs, Mr. Tompkins was Executive Vice President and Chief Financial Officer for RPM International Inc, a specialty coatings and sealants manufacturer, from June 2008 to May 2010 and served as Executive Vice President and Chief Administrative Officer from October 2006 to May 2010. Mr. Tompkins served as Senior Vice President and General Counsel for RPM International Inc, from October 2002 to October 2006.

William C. Boor has served as Senior Vice President, Global Ferroalloys since January 2011. Mr. Boor served as Senior Vice President, President — Ferroalloys from May 2010 to January 2011. Prior to that time, Mr. Boor served as Senior Vice President, Business Development of Cliffs from May 2007 to May 2010. Mr. Boor served as Executive Vice President — Strategy and Development at American Gypsum Co. (a subsidiary of Eagle Materials Inc.), a manufacturer of building materials, from February 2005 to April 2007. Mr. Boor is a Director of Cavco Industries, Inc.

David B. Blake has served as Senior Vice President, Operations, North American Iron Ore since March 2009. Mr. Blake served as Vice President, Operations North American Iron Ore from November 2007 to March 2009 and as General Manager, Michigan Operations from November 2005 to November 2007. Prior to joining Cliffs, Mr. Blake served as Production Manager for Diavik Diamond Mines, a subsidiary of Rio Tinto plc, an international mining group from October 2003 to November 2005.

Terrence Mee has served as Senior Vice President, Global Iron Ore and Metallic Sales since January 2011. From September 2007 to January 2011, Mr. Mee served as Vice President, Sales & Transportation for the North American business unit as General Manager — Sales and Traffic from August 2003 to September 2007.

James Michaud has served as Senior Vice President, Human Resources since January 2011 and was Vice President, Human Resources from September 2010 to January 2011. Prior to joining Cliffs, Mr. Michaud held the position of Vice President Human Resources — Americas with Arcelor Mittal, a steel company engaged in the production and marketing of finished and semi-finished carbon steel and stainless steel products worldwide, from March 2006 to October 2008.

Terrance M. Paradie has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2011. Mr. Paradie served as Vice President, Corporate Controller & Chief Accounting Officer of Cliffs from July 2009 to January 2011. Mr. Paradie served as Cliffs’ Vice President — Corporate Controller from October 2007 through July 2009. Prior to joining Cliffs, Mr. Paradie served international accounting and consulting firm KPMG LLP since 1992 in a variety of roles, most recently as an audit partner.

Steven M. Raguz has served as Senior Vice President, Corporate Strategy and Treasurer since January 2011. Mr. Raguz served as Vice President, Corporate Strategy & Treasurer from August 2010 to January 2011 and as Vice President, Corporate Planning & Treasurer from October 2007 to August 2010, and Vice President,

Financial Planning and Strategy Analysis from March 2007 to October 2007. Prior to joining Cliffs, Mr. Raguz was Senior Director, Financial Planning and Analysis of STERIS Corporation.

Clifford Smith has served as Senior Vice President, Global Business Development of Cliffs since January 2011 and has served as Vice President, Latin American Operations from September 2009 to January 2011. From October 2006 to September 2009, Mr. Smith served as General Manager — Business Development of Cliffs. Mr. Smith served as Vice President and General Manager of Cliffs’ Tilden Mine, Empire Mine, and Lake Superior and Ishpeming railroad from April 2004 to September 2006. Prior to joining Cliffs, Mr. Smith held mine management positions with Asarco, a subsidiary of Grupo Mexico, Mexico’s largest mining company, and South Peru Copper Corporation, a copper mining company.

Duke D. Vetor has served as Senior Vice President, North American Coal of Cliffs since November 2007. From July 2006 to November 2007, Mr. Vetor served as Vice President — Operations — North American Iron Ore of Cliffs. Mr. Vetor was General Manager of Safety and Operations Improvement of Cliffs from December 2005 to July 2006. From 2003 to November 2005, Mr. Vetor served as Vice President — Operations of Diavik Diamond Mines, a subsidiary of Rio Tinto plc, an international mining group.

Item 1A.    Risk Factors.

Uncertainty or weaknesses in global economic conditions could adversely affect our business.

Uncertainties or weaknesses in global economic conditions could adversely affect our business and negatively impact our financial results. Although the global economic outlook improved throughout 2010 and into 2011, and the demand for steel and steel-making products improved, another economic downturn remains a possibility, and if such a downturn were to occur during 2011, we would likely see decreased demand for our products and decreased prices, resulting in lower revenue levels and decreasing margins in 2011. We are not able to predict whether the global economic conditions will continue or worsen and the impact it may have on our operations and the industry in general going forward.

Negative economic conditions may adversely impact the ability of our customers to meet their obligations to us on a timely basis or at all.

Although we have contractual commitments for sales in our North American Iron Ore business for 2011 and beyond, the uncertainty in global economic conditions may adversely impact the ability of our customers to meet their obligations. As a result of economic and pricing volatility, we are in continual discussions with our customers regarding our supply agreements. These discussions may result in the modification of our supply agreements. Any modifications to our supply agreements could adversely impact our sales, margins, profitability and cash flows. These discussions or actions by our customers could also result in contractual disputes, which could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes could adversely impact our sales, margins, profitability and cash flows.

A substantial majority of our sales are made under term supply agreements to a limited number of customers, which are subject to changing international pricing conditions and which could negatively affect the stability and profitability of our operations.

In 2010, virtually all of our North American Iron Ore sales, the majority of our North American Coal sales, and virtually all of our Asia Pacific Iron Ore sales were made under term supply agreements to a limited number of customers. In 2010, five customers together accounted for approximately 81 percent of our North American iron ore and coal sales revenues (representing more than 50 percent of our consolidated revenues). For North American Coal, prices are typically agreed upon for a twelve-month period and are typically adjusted each year. Our Asia Pacific Iron Ore contracts expire in 2012. Our North American Iron Ore contracts have an average remaining duration of 5.5 years. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

Our North American Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. During the first quarter of 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. In addition to increased volatility of pricing, the change in the international pricing system will, in most instances, require that our sales contracts be modified to take into account the new international pricing methodology. We finalized shorter-term pricing arrangements with our Asia Pacific Iron Ore customers. Negotiations with certain of our largest North American Iron Ore customers are still ongoing, and we are in the process of assessing the impact a change to the historical annual pricing mechanism will have on our existing supply agreements with such customers. Some of our customers have filed arbitration demands related to the price adjustment provisions of our supply agreements. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. In the event that we are unsuccessful in defending our positions, the retroactive revised pricing for 2010 sales under the supply agreements could have a material adverse impact on our consolidated results of operations. Although we anticipate that these discussions and arbitrations will result in negotiated modifications to our supply agreements, we cannot predict the ultimate outcome of these discussions and arbitrations, and it is possible that we will be unable to reach agreement on the necessary contract modifications with some of our customers, resulting in delays in establishing pricing and/or prolonged or additional litigation.

Any defects in title of leasehold interests in our properties could limit our ability to mine these properties or could result in significant unanticipated costs.

We conduct a significant part of our mining operations on properties that we lease. These leases were entered into over a period of many years by certain of our predecessors and title to our leased properties and mineral rights may not be thoroughly verified until a permit to mine the property is obtained. Our right to mine some of our proven and probable ore reserves may be materially adversely affected if there were defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs, which could adversely affect our profitability.

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

Capacity expansions within the mining industry could lead to lower global iron ore and coal prices or impact our production.

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

Demand for our iron ore and coal products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel mini-mills, which are steel recyclers, generally produce steel primarily by using scrap steel and other iron products, not iron ore pellets, in their electric furnaces. Production of steel by steel mini-mills was approximately 70 percent of North American total finished steel production in 2010. North American steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces can require substantial capital expenditures. Our customers may choose not to maintain their blast furnaces, and some of our customers may not have the resources necessary to adequately maintain their blast furnaces. If our customers use methods to produce steel that do not use iron ore and coal products, demand for our iron ore and coal products will decrease, which would adversely affect our sales, margins and profitability.

The availability of capital for exploration, acquisitions and mine development may be limited.

We expect to grow our business and presence as an international mining company by continuing to expand both geographically and through the minerals that we mine and market. To execute on this strategy we will need to have access to the capital markets to finance exploration, acquisitions and development of mining properties. During the recent global economic crisis access to capital to finance new projects and acquisitions was extremely limited. We cannot predict the general availability or accessibility of capital to finance such projects in the future. If we are unable to continue to access the capital markets, our ability to execute on our growth strategy will be negatively impacted.

Our ability to collect payments from our customers depends on their creditworthiness.

Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. With respect to our North American Coal business unit, payment is typically received as the products are shipped. However, in our Asia Pacific and North American Iron Ore business units, generally, we deliver iron ore products to our customers’ facilities in advance of payment for those products. A majority of the products shipped by our Asia Pacific Iron Ore business unit are secured by bank letters of credit. Although title and risk of loss with respect to North American Iron Ore products does not pass to the customer until payment for the pellets is received, there is typically a period of time in which pellets, for which we have reserved title, are within our customers’ control. Consolidations in some of the industries in which our customers operate have created larger customers. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets remain highly volatile, and some of our customers are highly leveraged. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations, financial condition and liquidity.

We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.

We regularly evaluate our North American iron ore and coal reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7. In addition, Asia Pacific Iron Ore and Sonoma have published reserves which follow JORC in Australia and changes have been made to the Asia Pacific Iron Ore and Sonoma reserve values to make them comply with SEC requirements. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, including many factors beyond our control.

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

We rely on our joint venture partners in our mines to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.

We co-own and manage three of our six North American iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal USA and U.S. Steel Canada Inc. We also own minority interests in mines located in Brazil and Australia that we do not manage. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that each joint venture produces. Our North American joint venture partners are also our customers. If one or more of our joint venture partners fail to perform their obligations, the remaining joint venturers, including ourselves, may be required to assume additional material obligations, including significant pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.

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

Our expenditures for postretirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect, there are mine closures or our joint venture partners fail to perform their obligations that relate to employee pension plans.

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

In our North American operations, disruption of the lake and ocean going freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, strikes, lock-outs or other events, could impair our ability to supply iron ore pellets to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Similarly, our North American coal operations depend on international freighter and rail transportation services, as well as the availability of dock capacity, and any disruptions to those services or the lack of dock capacity could impair our ability to supply coal to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, less dredging, particularly at Great Lakes ports could negatively impact our ability to move our products. Less dredging results in lower water levels, which restricts the tonnage that freighters can haul over the Great Lakes, resulting in higher freight rates.

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

Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. In our North American Iron Ore locations, for example, these items make up approximately 17 percent of our North American Iron Ore operating costs. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our Empire and Tilden mines are subject to changes in WEPCO’s rates, such as base interim rate changes that WEPCO may self-implement and final rate changes that are approved by the MPSC in response to application filed by WEPCO. These procedures have resulted in several rate increases since 2008, when Empire and Tilden’s special contracts for electric service with WEPCO expired. We enter into forward fixed-price supply contracts for natural gas and diesel fuel for use in our operations. Those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.

Natural disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, and other unexpected events may lead our customers, our suppliers, or our facilities to curtail production or shut down operations.

Operating levels within the mining industry are subject to unexpected conditions and events that are beyond the industry’s control. Those events could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our iron ore and coal products, and could adversely affect our sales, margins, and profitability.

Interruptions in production capabilities will inevitably increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production at one mine to offset an interruption in production at another mine.

A portion of our production costs are fixed regardless of current operating levels. As noted, our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather conditions (for example, extreme winter weather, floods and availability of process water due to drought) and natural disasters, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore and coal, variations in rock and other natural materials and variations in geologic conditions and ore processing changes. For example, recent floods, drought conditions and cyclones have disrupted certain mining operations in Australia, particularly in the Queensland region, where our Sonoma coal joint venture operation has been negatively impacted.

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

Prior to commencement of mining, we must submit to and obtain approval from the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Specifically, there are several notable proposed or potential rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers, that may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs depending on their ultimate outcome. These proposed rules and regulations include: climate change and greenhouse gas regulation, regional haze, NO2 and SO2 national ambient air quality standards, as well as increased administrative and legislative initiatives related to coal mining activities, proposed hardrock mining financial assurance rules, the Minnesota mercury total maximum daily load implementation and selenium discharge regulation. Such new legislation, regulations or orders, if enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability.

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

The current political and regulatory environment in the U.S. is negatively disposed toward coal mining, with particular focus on certain categories of mining such as mountaintop removal techniques. Therefore, our coal mining operations in North America are subject to increasing levels of scrutiny. U.S. regulatory efforts targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices have impacted all types of coal operations. These regulatory initiatives could cause material impacts, delays or disruptions to our coal operations due to our inability to obtain new or renewed permits or modifications to existing permits.

Underground mining is subject to increased safety regulation and may require us to incur additional compliance cost.

Recent mine disasters have led to the enactment and consideration of significant new federal and state laws and regulations relating to safety in underground coal mines. These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training. Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations have been implemented. These new laws and regulations may cause us to incur substantial additional costs, which may adversely impact our results of operations, financial condition or profitability.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

The USW represents all hourly employees at our North American Iron Ore locations except for Northshore. The UMWA represents hourly employees at our North American Coal locations. On October 6, 2008, we entered into a four-year labor agreement with the USW that covers approximately 2,300 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota that expires in October 2012. We entered into a new five-year labor agreement with the USW for Wabush in February 2010 that is effective from March 1, 2009 to February 28, 2014. The agreement provides for a 15 percent increase in labor costs over the term of the agreement, inclusive of benefits. The current UMWA agreement runs through 2011 at our coal locations. Hourly employees at the railroads we own that transport products among our facilities are represented by multiple unions with labor agreements that expire at various dates. If the collective bargaining agreements relating to the employees at our mines or railroads are not successfully renegotiated prior to their expiration, we could face work stoppages or labor strikes.

We may encounter labor shortages for critical operational positions, which could adversely affect our ability to produce our products.

Prior to the global economic crisis, the global mining industry was facing a critical shortage of essential skilled employees. Competition for the available workers limited our ability to attract and retain employees.

We are predicting a long term shortage of skilled workers for the mining industry. At our mining locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages. As a result, wages are increasing to address the turnover.

Our profitability could be adversely affected by the failure of outside contractors to perform.

Asia Pacific Iron Ore and Sonoma use contractors to handle many of the operational phases of their mining and processing operations and therefore are subject to the performance of outside companies on key production areas.

We may be unable to successfully identify, acquire and integrate strategic acquisition candidates.

Our ability to grow successfully through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain necessary financing. It is possible that we will be unable to successfully complete potential acquisitions, including the pending acquisition of Consolidated Thompson. In addition, the costs of acquiring other businesses could increase if competition for acquisition candidates increases. Additionally, the success of an acquisition is subject to other risks and uncertainties, including our ability to realize operating efficiencies expected from an acquisition, the size or quality of the resource, delays in realizing the benefits of an acquisition, difficulties in retaining key employees, customers or suppliers of the acquired businesses, difficulties in maintaining uniform controls, procedures, standards and policies throughout acquired companies, the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets, the impact of changes to our allocation of purchase price, and the ability to generate future cash flows or the availability of financing. We cannot provide assurance that we will be able to successfully identify strategic candidates or acquire any such businesses and if we do identify and acquire any such business, we cannot provide assurance that we would be able to successfully integrate such acquired business in a timely manner or at all.

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

The proposed Minerals Resource Rent Tax by the Australian Federal Government could adversely affect our results of operations in Australia.

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal. The MRRT is proposed to apply from July 1, 2012 to existing and future projects at an effective tax rate of 22.5 percent. In December 2010, the Australian government’s taskforce that was charged with recommending design principles for the new taxes delivered its recommendations on the MRRT to the Australian government. The recommendations paper provided detail about key features of the MRRT and includes industry and public input that assisted in final development of the framework. The government’s exposure draft legislation is expected to be released to the public for comment by June 2011, with proposed introduction of legislation into Parliament during the latter half of 2011. The Australian government anticipates that passage of legislation will occur in early 2012. If implemented as proposed, the MRRT may have a significant negative impact on our financial statements. The impacts of the MRRT will be recorded in the financial period during which the legislation is enacted.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Act, and costs associated with complying with the PPACA and the Reconciliation Act and the regulations promulgated thereunder. The impact of the U.S. health care reform will be phased in between 2011 and 2014 and will likely have a significant adverse impact on our costs of providing employee health benefits beginning in 2011. In addition, as a result of the health care reform legislation that has been passed, our results of operations have been negatively impacted by a non-cash income tax charge of approximately $16.1 million in the first quarter of 2010 to reflect the reduced deductibility of the postretirement prescription drug coverage. As with any significant government action, the provisions of the health care reform legislation are still being assessed and may have additional financial accounting and reporting ramifications. The impact of any such changes, which we continue to evaluate on our business operations and financial statements, remains uncertain.

The proposed U.S. Government Fiscal Year 2011 budget includes proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination or postponement of certain key U.S. federal income tax incentives currently available to companies engaged in the mining of hard mineral fossil fuels, such as coal. These changes include, but are not limited to the repeal of the percentage depletion allowance for hard mineral fossil fuels and the elimination of the deduction for certain domestic production activities. These changes are proposed to be effective for taxable years beginning, or in the case of costs described in, costs paid or incurred, after December 31, 2010. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. In addition, legislation was introduced in January 2011 that would repeal percentage depletion for certain hardrock mines, which would include iron ore. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to mining companies, and any such change would adversely affect our taxable income and thus would generate additional tax liabilities.

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

A North American mine permanent closure could significantly increase and accelerate employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent mine closure also would be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Certain mine closures would precipitate a pension closure liability significantly greater than an ongoing operation liability. Finally, a permanent mine closure could trigger severance-related obligations, which can equal up to eight weeks of pay per employee, depending on length of service. However, no employee entitled to an immediate pension upon closure of a mine is entitled to severance. As a result, the closure of one or more of our mines could adversely affect our financial condition and results of operations.

We are subject to risks involving operations and sales in multiple countries.

We have a strategy to broaden our scope as a supplier of iron ore and other raw materials to the global integrated steel industry. As we expand beyond our traditional North American base business, we will be subject to additional risks beyond those risks relating to our North American operations, such as fluctuations in currency exchange rates; potentially adverse tax consequences due to overlapping or differing tax structures; burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements and unexpected changes in any of these laws and regulations; the imposition of duties, tariffs, import and export controls and other trade barriers impacting the seaborne iron ore and coal markets; difficulties in staffing and managing multi-national operations; political and economic instability and disruptions, including terrorist attacks; disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act; and uncertainties in the enforcement of legal rights and remedies in multiple jurisdictions. If we are unable to manage successfully the risks associated with expanding our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.

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

North American Coal mine operations consist of both underground and surface mines that are in production. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations. Coal seams mined at all of our North American Coal operations are Pennsylvanian Age. The seams include the Pocahontas No. 3 and No. 4 seams at the Pinnacle Complex and the Blue Creek Seam at Oak Grove that produce high quality, low ash metallurgical products, while multiple seams are mined at CLCC’s underground and surface mines producing both metallurgical and thermal products.

At Koolyanobbing, an ongoing exploration program targeting extensions to the iron ore resource base including regional exploration targets in the Yilgarn Mineral Field was active in 2010. The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron-formations. Individual deposits tend to be small with complex ore-waste contact relationships. The Koolyanobbing operations reserves are derived from 15 separate mineral deposits distributed over a 70-mile operating radius.

At Cockatoo Island, production recommenced in 2010 following the completion of the Stage 3 seawall embankment. The mineralization at Cockatoo Island is predominantly soft, hematite-rich sandstone that produces premium high grade, low impurity direct shipping fines.

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

Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore and stratigraphic models for coal are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.

Mine Facilities and Equipment.    Each of the North American Iron Ore mines has crushing, concentrating, and pelletizing facilities. There are crushing and screening facilities at Koolyanobbing and Cockatoo Island. Amapá has crushing and concentrating facilities. North American Coal mines have preparation, processing, and load-out facilities, with the Pinnacle and Green Ridge mines sharing facilities and the Dingess-Chilton, Powellton, and Toney Fork mines, acquired in the acquisition of CLCC, sharing facilities. The facilities at each site are in satisfactory condition, although they require routine capital and maintenance expenditures on an ongoing basis. Certain mine equipment generally is powered by electricity, diesel fuel or gasoline. Our share of the total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2010, for each of the mines is set forth in the chart below.

(In Millions)
Mine Location	Historical Cost of Mine Plant and Equipment, Net of Applicable Accumulated Amortization and Depreciation (Cliffs’ Share)
Empire	$48.9
Tilden	190.3
Hibbing	44.1
Northshore	137.6
United Taconite	72.4
Wabush	145.8
Pinnacle	132.7
Oak Grove	77.1
CLCC	114.6
Sonoma	97.6
Cockatoo Island	0.1
Koolyanobbing	242.5
Amapá	183.6

North American Iron Ore

We directly or indirectly own and operate interests in the following six North American iron ore mines from which we produced 25.4 million, 17.1 million and 22.9 million long tons of iron ore pellets in 2010, 2009 and 2008, respectively, for our account and 6.6 million, 2.5 million and 12.3 million long tons, respectively, on behalf of the steel company partners of the mines:

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

Tilden mine

The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. The Tilden mine has been in operation since 1974. Over the past five years, the Tilden mine has produced between 5.6 million and 9.0 million tons of iron ore pellets annually.

We own 85 percent of Tilden, with the remaining minority interest owned by U.S. Steel Canada. Each member takes its share of production pro rata; however, provisions in the operating agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden.

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

In the third quarter of 2010, an expansion project was approved at our Empire and Tilden mines for capital investments on equipment. The expansion project is expected to allow the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production by an additional two million tons annually.

Hibbing mine

The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. From the Mesabi Range, Hibbing pellets are transported by rail to a shiploading port at Superior, Wisconsin. The Hibbing mine has been in operation since 1976. Over the past five years, the Hibbing mine has produced between 1.7 million and 8.3 million tons of iron ore pellets annually. Hibbing resumed production during the second quarter of 2010, after being shut down as a result of market conditions in May of 2009.

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

As a result of acquiring the remaining 30 percent interest in the United Taconite mine during 2008, we now own 100 percent of the mine.

Wabush mine

The Wabush mine and concentrator are located in Wabush, Labrador, Newfoundland, and the pellet plant and dock facility is located in Pointe Noire, Quebec, Canada. At the Wabush mine, concentrates are shipped by rail from the Scully mine at Wabush to Pointe Noire where they are pelletized for shipment via vessel within Canada, to the United States and other international destinations. The Wabush mine has been in operation since 1965. Over the past five years, the Wabush mine has produced between 2.7 million and 4.6 million tons of iron ore pellets annually. On February 1, 2010, we acquired U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership interest in Wabush from 26.8 percent as of December 31, 2009 to 100 percent as of December 31, 2010.

North American Coal

We directly own and operate the following three North American coal mining complexes from which we produced a total of 3.2 million, 1.7 million and 3.5 million short tons of coal in North America in 2010, 2009 and 2008, respectively, representing our volume since the acquisition of PinnOak on July 31, 2007 and CLCC on July 30, 2010:

Pinnacle Complex

The Pinnacle Complex includes the Pinnacle and Green Ridge mines and is located approximately 30 miles southwest of Beckley, West Virginia. The Pinnacle mine has been in operation since 1969. Over the past five years, the Pinnacle mine has produced between 0.7 million and 2.5 million tons of coal annually. The Green Ridge mines have been in operation since 2004 and have produced between 0.1 million and 0.5 million tons of coal annually. In February 2010, the Green Ridge No. 1 mine was closed permanently due to exhaustion of the economic reserves at the mine. In addition, the Green Ridge No. 2 mine was idled throughout 2010, with production recommencing in January 2011.

Oak Grove mine

The Oak Grove mine is located approximately 25 miles southwest of Birmingham, Alabama. The mine has been in operation since 1972. Over the past five years, the Oak Grove mine has produced between 0.9 million and 1.4 million tons of coal annually.

CLCC

CLCC comprises a metallurgical and thermal coal mining complex with a state-of-the-art coal preparation and processing facility located within the Boone, Logan, and Wyoming counties in southern West Virginia. The operations include two underground metallurgical coal mines, the Powellton and Chilton-Dingess mines, and one open surface thermal coal mine, the Toney Fork No. 2 mine. The Powellton and Chilton-Dingess mines have been in operation since 2008. Over the past three years, the Powellton mine has produced between 0.1 million and 0.6 million tons of coal annually and the Chilton-Dingess mine production has ranged from no production to 0.5 million tons of coal annually due to the ramp up to full production. The Toney Fork No. 2 mine has been in operation since 2005. Over the three-year period that INR owned and operated the mine, Toney Fork No. 2 produced between 1.2 million and 1.5 million tons of coal annually.

Our coal production at each of the North American Coal mines is shipped within the U.S. by rail or barge. Coal for international customers is shipped through the port of Convent, Louisiana, Mobile, Alabama or Newport News, Virginia.

Asia Pacific Iron Ore

In Australia, we own and operate interests in the following two Asia Pacific iron ore mines from which we produced 9.3 million metric tons, 8.3 million metric tons and 7.7 million metric tons in 2010, 2009 and 2008, respectively:

Koolyanobbing

The Koolyanobbing operations are located 250 miles east of Perth and approximately 30 miles northeast of the town of Southern Cross. Koolyanobbing produces lump and fines iron ore. An expansion program was completed in 2006 to increase capacity from six to eight million metric tons per annum. The expansion was primarily driven by the development of iron ore resources at Mount Jackson and Windarling, located 50 miles and 60 miles north of the existing Koolyanobbing operations, respectively. In December 2010, we received regulatory approvals to further develop the Mount Jackson J1 deposit. In September 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation that is expected to increase production output at Koolyanobbing to approximately 11 million metric tons annually. The expansion project requires a capital investment of $254 million, of which $22.4 million has been spent as of December 31, 2010. The Mount Jackson J1 deposit project is expected to contribute to our ability to increase production output. These improvements are expected to be fully implemented by the second half of 2012. Over the past five years, the Koolyanobbing operation has produced between 6.9 million and 8.9 million metric tons annually.

All of the ore mined at the Koolyanobbing operations is transported by rail to the Port of Esperance, approximately 360 miles to the south for shipment to Asian customers. In 2009, Asia Pacific Iron Ore completed an upgrade of the rail line used for its operations. The upgrade was performed to mitigate the risk of derailment and reduce service disruptions by providing a more robust infrastructure. The improvements included the replacement of 75 miles of rail and associated parts. We spent a total of approximately $45 million in 2009 and 2008 related to maintenance and improvements to the rail structure. An additional $11.0 million was spent during 2010 on the second phase of the improvements, which included the upgrade of an additional 15 miles of rail. As discussed above, a capital project at our Koolyanobbing operation has been approved and is expected to further enhance the existing rail infrastructure.

Cockatoo Island

The Cockatoo Island operation is located four miles to the west of Yampi Peninsula, in the Buccaneer Archipelago, and 90 miles north of Derby in the West Kimberley region of Western Australia. The island has been mined for iron ore since 1951, with a break in operations between 1985 and 1993. During the past five years, Cockatoo Island has ranged from no production to 1.4 million metric tons annually.

We own a 50 percent interest in this joint venture to mine remnant iron ore deposits. Mining from this phase of the operation commenced in late 2000. Production at Cockatoo Island ended during 2008 due to construction on Phase 3 of the seawall, which is expected to extend production for approximately two additional years. In April 2009, an unanticipated subsidence of the seawall occurred and as a result, production from the mine was delayed. Production at Cockatoo Island resumed earlier than expected, resulting in the production of 0.7 million metric tons in the second half of 2010. Ore is hauled by haul truck to the stockpiles, crushed and screened and then transferred by conveyor to the shiploader where the ore is loaded onto ships for export to customers in Asia.

Mine Capacity and Mineral Reserves

We have a corporate policy relating to internal control and procedures with respect to auditing and estimating mineral reserves. The procedures include the calculation of mineral reserves at each mine by professional mining engineers and geologists. Management compiles and reviews the calculations, and once finalized, such information is used to prepare the disclosures for our annual and quarterly reports. The disclosures are reviewed and approved by management, including our Chief Financial Officer and Chief Executive Officer. Additionally, the long-range mine planning and mineral reserve estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral reserve estimates, other than those due to production, are adequately documented and submitted to our Chief Executive Officer for review and approval. Finally, we perform periodic reviews of long-range mine plans and mineral reserve estimates at mine staff meetings and senior management meetings.

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.

Iron Ore Reserves

Ore reserve estimates for our iron ore mines as of December 31, 2010 were estimated from fully-designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. The iron ore prices utilized for reserve estimation are derived from three-year trailing averages of regional benchmark pricing. For North American Iron Ore operations, prices are based on iron ore pellets delivered to the Lower Great Lakes, and for operations in Asia Pacific, iron ore prices represent the three-year trailing average of international benchmark pricing for the products generated by our Asia Pacific Iron Ore business unit (sinter fines, lump ore). We evaluate and analyze iron ore reserve estimates every three years in accordance with our mineral reserve policy or earlier if conditions merit. For the fiscal year ended December 31, 2010, iron ore prices vary based on the date of the last reserve analysis. The table below identifies the reserve analysis date and the respective three-year trailing price for each of our iron ore mines as of December 31, 2010.

Mine	Date of Base Economic Ore Reserve Analysis		Commodity Pricing (1)
North America
Empire	2009	(2)	$89.19
Hibbing Taconite	2008		$90.42
Northshore	2009	(2)	$90.42
Tilden	2008		$89.19
United Taconite	2010	(2)	$96.49
Wabush	2010		$101.81
Asia Pacific
Koolyanobbing	2010		Lump - $1.079
			Fines - $0.837
Cockatoo Island	2008		Fines - $0.685

(1)	Pricing in North America reflects US$ per long tons of pellets F.O.B. port, except for Empire and Tilden, which are F.O.B. mine. Pricing in Asia Pacific reflects US$ per product dry metric ton iron unit.

(2)	The decision was made to exclude anomolous 2008 Benchmark Pricing from the three-year trailing average price used in determining our North American Iron Ore reserve estimates. Therefore, the three-year trailing average for the 2009 reserve analysis reflects 2005-2007 prices and the 2010 reserve analysis reflects 2006-2009 prices, exluding 2008.

The following tables reflect expected current annual capacity and economic ore reserves for our North American and Asia Pacific iron ore mines as of December 31, 2010. Ore reserves for Amapá, in which we have a 30 percent ownership interest, have not been estimated by Cliffs. The ore reserve estimation process is controlled and managed by Anglo as the parent company and mine operator. Sufficient technical data on the processing of Amapá mineralized material does not exist at this time, precluding estimation of recoverable product and grade, and therefore economic reserves as defined by SEC Industry Guide 7. An economic ore reserve estimate is anticipated to be available in 2011 from Anglo.

North American Iron Ore

Mine	Iron Ore Mineralization	Current Annual Capacity	Mineral Reserves (2)				Mineral Rights		Method of Reserve Estimation	Operating Since	Infrastructure
			Current Year			Previous Year
			Proven	Probable	Total		Owned	Leased
		Tons in millions (1)
Empire	Negaunee Iron Formation (Magnetite)	5.5	10	—	10	13	53%	47%	Geologic - Block Model	1963	Mine, Concentrator, Pelletizer
Tilden	Negaunee Iron Formation (Hematite, Magnetite)	8.0	206	60	266	274	100%	0%	Geologic - Block Model	1974	Mine, Concentrator, Pelletizer, Railroad
Hibbing Taconite	Biwabik Iron Formation (Magnetite)	8.0	97	10	107	113	3%	97%	Geologic - Block Model	1976	Mine, Concentrator, Pelletizer
Northshore (3)	Biwabik Iron Formation (Magnetite)	6.0	300	16	316	320	0%	100%	Geologic - Block Model	1989	Mine, Concentrator, Pelletizer, Railroad
United Taconite	Biwabik Iron Formation (Magnetite)	5.4	124	12	136	140	0%	100%	Geologic - Block Model	1965	Mine, Concentrator, Pelletizer
Wabush	Sokoman Iron Formation (Hematite)	5.5	64	7	71	72	0%	100%	Geologic - Block Model	1965	Mine, Concentrator, Pelletizer, Railroad

	Total	38.4	801	105	906	932

(1)	Tons are long tons of 2,240 pounds.

(2)	Estimated standard equivalent pellets, including both proven and probable reserves based on life-of-mine operating schedules.

(3)	Capacity at Northshore increased to 6.0 million tons of combined pellet and concentrate capacity in 2010 by reactivating idle concentrator capacity.

In 2010, there were no changes in reserve estimates at Empire, Tilden, Hibbing Taconite, or Northshore except for production.

New economic reserve analyses were performed at United Taconite and Wabush in 2010. Each of the new reserve analyses incorporate updates to both iron ore pellet pricing and operating costs. Changes in the reserve estimates are as follows:

•	United Taconite – Pellet reserves increased by 0.9 million tons net of 2010 production. The reserves increased due to improved mine pit designs and recovery realizations.

•	Wabush – Pellet reserves increased by 2.7 million tons net of 2010 production. The increased reserves are the result of a new resource model and realigned business and marketing plan.

Asia Pacific Iron Ore

Mine	Iron Ore Mineralization	Current Annual Capacity	Mineral Reserves (2)			Previous Year	Mineral Rights		Method of Reserve Estimation	Operating Since	Infrastructure
			Current Year
			Proven	Probable	Total		Owned	Leased
		Metric tons in millions (1)
Koolyanobbing (3)	Banded Iron Formations Southern Cross Terrane Yilgarn Mineral Field (Hematite, Goethite)	8.5	0.9	98.5	99.3	85.2	0%	100%	Geologic - Block Model	1994	Mine, Road Train Haulage, Crushing- Screening Plant
Cockatoo Island JV (4)	Sandstone Yampi Formation Kimberley Mineral Field (Hematite)	1.4	—	2.0	2.0	2.3	0%	100%	Geologic - Block Model	1994	Mine, Crushing- Screening Plant, Shiploader

	Total	9.9	0.9	100.5	101.3	87.5

(1)	Metric tons of 2,205 pounds.

(2)	Reported ore reserves restricted to proven and probable tonnages based on life of mine operating schedules. 0.9 million metric tons of the Koolyanobbing reserves are sourced from current stockpiles.

(3)	Rail and plant upgrades in 2009 increased the annual capacity to 8.5 million metric tons .

(4)	Asia Pacific Iron Ore has a 50% interest in the Cockatoo Island joint venture. Reserves reported at 100% and represent the Stage 3 Seawall extension project area.

Net of 2010 production, Koolyanobbing ore reserves increased by 23 million metric tons. The increase is attributable to the addition of newly discovered resources and mine planning optimization.

During 2010, construction of a Stage 3 extension of the seawall embankment was completed. Production recommenced in 2010 following completion of the seawall. This extension is expected to extend production for approximately two years.

Coal Reserves

North American Coal

Coal reserve estimates for our North American underground and surface coal mines as of December 31, 2010 were estimated using three-dimensional modeling techniques, coupled with mine plan designs. Coal pricing for the North American Coal reserve estimates utilized $85 per ton F.O.B. mine based upon a three-year trailing average from 2006 to 2008. We will generate a new coal reserve estimate for CLCC in 2011. The Pinnacle and Oak Grove coal reserves have not changed net of 2010 mine production.

The following table reflects expected current annual capacities and economically recoverable reserves for our North American coal mines as of December 31, 2010.

Mine (2)	Category (3)	Current Annual Capacity	Proven and Probable Reserves		Mineral Rights		Method of Reserve Estimation	Infrastructure
			In-place	Moist Recoverable	Owned	Leased
		Tons in Millions (1)
Pinnacle Complex		4.0			0%	100%	Geologic -	Mine, Preparation
Pocahontas No 3	Assigned		113.1	52.4			Strat Model	Plant, Load-out
Pocahontas No 4	Unassigned		26.8	9.8
Oak Grove		2.5			0%	100%	Geologic -	Mine, Preparation
Blue Creek Seam	Assigned		80.0	42.1			Strat Model	Plant, Load-out
Cliffs Logan County Coal
Multi-Seam Underground	Assigned	1.7	137.5	58.9	0%	100%	Geologic -	Mine, Preparation
							Strat Model	Plant, Load-out
Multi-Seam Surface	Assigned	1.2	65.9	61.8	0%	100%	Geologic -	Mine,Loadout
							Strat Model

Total		9.4	423.3	225.0

(1)	Short tons of 2,000 pounds.

(2)	All coal extracted by underground mining using longwall and continuous miner equipment except for Cliffs Logan County Coal Surface which is mined by contour and highwall mining methods.

(3)	Assigned reserves represent coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

The North American recoverable coal reserves increased 121 million tons net of 2010 production due to the acquisition of CLCC in 2010.

The recoverable coal reserves at our North American operations consist of both high quality, low and high volatile, metallurgical grade coal and thermal coal. The following table presents the coal quality at our North American coal mines:

Mine	Coal Type	Moist Recoverable Reserves (1) Proven & Probable	Sulfur Content %	As Received Btu/lb
Pinnacle Complex
Pocahontas No 3	Metallurgical	52.4	0.77	14,870
Pocahontas No 4	Metallurgical	9.8	0.58	14,000
Oak Grove
Blue Creek Seam	Metallurgical	42.1	0.57	14,000
Cliffs Logan County Coal
Multi-Seam Underground	Metallurgical	58.9	0.74	13,600
Multi-Seam Surface (2)	Thermal	61.8	0.89	12,000
Subtotals	Metallurgical	163.2

	Thermal	61.8

Total		225.0

(1)	In millions of short tons of 2,000 pounds.

(2)	Cliffs Logan County Coal’s thermal recoverable reserves do not meet U.S. compliance standards as defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu.

Asia Pacific Coal

The coal reserve estimate for our Asia Pacific coal mine as of December 31, 2010 is based on a JORC-compliant resource estimate. An optimized pit design for an initial 10-year mine operating schedule was generated supporting the reserve estimate. Coal pricing for the reserve estimate is based upon international benchmark pricing for our Sonoma joint venture at the time of investment in 2007, which was $71 per metric ton F.O.B. port for the range of products generated at Sonoma.

The following table reflects expected current annual capacity and economically recoverable reserves for Sonoma:

Mine (2)	Category (3)	Current Annual Capacity	Proven and Probable		Mineral Rights		Method of Reserve Estimation	Infrastructure

			In-place	Moist Recoverable	Owned	Leased
		Metric tons in Millions (1)
Sonoma
Moranbah Coal Measures B, C and E Seams	Assigned	4.0	35.5	20.2	0%	100%	Geologic - Block Model	Mine, Preparation, Plant, Load-out

(1)	Metric tons of 2,205 pounds. In-place coal at 8 percent moisture, recoverable clean coal at 9 percent moisture. Reserves listed on 100 percent basis. Cliffs has an effective 45 percent interest in the joint venture.

(2)	All coal is extracted by conventional surface mining techniques.

(3)	Assigned reserves represent coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

Sonoma’s recoverable coal reserves are primarily metallurgical grade coal (standard coking coal plus low volatile coal for pulverized coal injection) with lesser steam coal. Sonoma coal quality is presented in the following table.

Mine	Coal Type (2)	Moist Recoverable Reserves Proven & Probable (1)	Sulfur Content %	As Received Btu/lb
Sonoma
	Metallurgical	7.0	0.48	13,800
	Thermal	13.2	0.55	10,800

Total		20.2

(1)	In million of metric tons of 2,205 pounds. In-place coal at 8 percent moisture, recoverable clean coal at 9 percent moisture. Reserves listed on 100% basis. Cliffs has an effective 45 percent interest in the joint venture.

(2)	Sonoma thermal coal recoverable reserves meet U.S. compliance standards as defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu.

Item 3.    Legal Proceedings.

Alabama Dust Litigation.    There are currently three cases that comprise the Alabama Dust Litigation. In 1997, a case styled White, et al. v. USX Corporation, et al. was brought alleging that dust from the Concord Preparation Plant damaged properties in the area. In 2002, the plaintiffs entered into a non-opt out, injunctive-relief only settlement agreement with the former owner to implement fourteen remedial measures. PinnOak and Oak Grove were added to the case in 2004. Plaintiffs subsequently sought additional remedial measures because they claimed the original fourteen remedial measures were not adequate. The parties agreed to a supplement to the 2002 settlement that was approved by the court on December 11, 2008. The terms of the supplement provided that in exchange for an immaterial payment amount for plaintiffs’ attorneys’ fees and costs and the implementation of a one-year ambient air monitoring plan, the plaintiffs would provide a release and dismiss the lawsuit if the monitoring plan were successfully completed. Despite successful completion of that plan, the plaintiffs now contend that the air monitors should be relocated and testing should start over due to continuing complaints of excess dust. We opposed this and on September 22, 2010, filed a motion to enforce the supplement to the settlement agreement and to dismiss the case. An evidentiary hearing was held in December 2010. We are awaiting a ruling, although we expect the losing side will appeal to the Supreme Court of Alabama.

Waid et al. v. U.S. Steel Mining Company et al., was brought in 2004 by approximately 160 individual plaintiffs asserting property damage and injuries arising from particulate emissions from the Concord Preparation Plant. On June 26, 2009, the Supreme Court of Alabama ruled that the plaintiffs in this case could pursue their damages claims originating after July 1, 2003, as only claims before that date are barred by the White class action settlement. Plaintiffs have been ordered to sever the claims of any personal injury plaintiffs; currently there are none, and after the completion of property inspections, the number of plaintiffs has been reduced to 116. The judge asked the parties to consider mediation and report back on June 8, 2010, after the depositions of ten plaintiffs; however that hearing never went forward. A new judge was assigned to the case and sworn in on January 17, 2011, and has scheduled a status conference for February 28, 2011. We intend to continue to defend this case vigorously.

On February 1, 2009, an additional lawsuit, the Alexander case, was filed by approximately 210 individual plaintiffs also asserting post July 1, 2003 claims for property damage and injuries arising from particulate emissions from the Concord Preparation Plant. This case has been consolidated with the Waid litigation for purposes of discovery. We have also completed property inspections and appraisals in this case, which may result in a reduction of the number of plaintiffs. The new judge assigned to this case has scheduled a status conference on February 28, 2011. This litigation is in the early stages and we intend to defend this case vigorously.

ArcelorMittal Arbitrations — Nomination dispute.    On September 11, 2009, Cliffs, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. with respect to ArcelorMittal’s attempt to modify its pellet nominations submitted to Cliffs in 2008 for the calendar year 2009 and with respect to ArcelorMittal’s attempt to revoke a one-time deferral election to defer 550,000 tons from 2009 to 2010. Both arbitrations were settled on April 14, 2010. Under the settlement, Cliffs reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010. On June 7, 2010, ArcelorMittal filed a complaint in the Circuit Court of Cook County, Illinois seeking a declaratory judgment that Cliffs must permit it to change the amounts and types of pellets to be shipped to its Indiana Harbor East facility in 2010 from the amounts and types set forth in the settlement agreement as part of ArcelorMittal’s 2010 nomination. On June 25, 2010, Cliffs filed a motion to stay the case and to compel arbitration. On August 20, 2010, ArcelorMittal dismissed the Cook County lawsuit and commenced arbitration in Cleveland, Ohio. Cliffs filed an answering statement in the arbitration on September 10, 2010. An evidentiary hearing has been scheduled for May 2, 2011.

ArcelorMittal Arbitrations — Price Re-opener dispute.    On May 18, 2010, The Cleveland-Cliffs Iron Company and Cliffs Mining Company filed an arbitration demand against ArcelorMittal USA for arbitration with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 covering the Indiana Harbor East facility. The agreement provides for the use of published annual pellet prices to adjust the prices of the pellets sold to ArcelorMittal. Cliffs contends that such prices have ceased to be published and is seeking a declaration that the agreement requires ArcelorMittal to enter into negotiations with Cliffs to amend the agreement in this regard, and that pending the outcome of such negotiations or an order from the arbitration panel amending the agreement, Cliffs need not comply with certain conditions for requesting a price reopener for 2010 under the agreement that would otherwise have to be met by July 1, 2010. ArcelorMittal filed its response on June 7, 2010. On July 9, 2010, Cliffs filed a second amended demand in the arbitration seeking a declaration that Cliffs is entitled to a price reopener for 2010. On January 25, 2011, the arbitrator denied both parties cross-motions for summary judgment. An evidentiary hearing has not yet been scheduled.

ArcelorMittal Litigation — 2011 Nomination Dispute.    On January 31, 2011, ArcelorMittal USA Inc. filed a complaint in the Circuit Court of Cook County, Illinois against Cliffs, Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company with respect to ArcelorMittal’s attempt to twice modify its pellet nomination submitted to Cliffs in 2010 for the calendar year 2011. The nomination modifications in dispute relate to significant increases in iron ore pellets to be delivered in 2011 to ArcelorMittal’s Cleveland Works and Indiana Harbor Works. ArcelorMittal is demanding a declaratory judgment and claiming breach of contract. We strongly disagree with ArcelorMittal’s allegations and intend to defend this case vigorously.

Essar Steel Algoma Application and Arbitration.    On May 28, 2010, Essar Steel Algoma filed an Application for Emergency Relief in the Ontario Superior Court of Justice in Ontario, Canada requesting that the court order The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company to ship pellets to the Algoma facility in Sault Ste. Marie, Ontario. Algoma and Cliffs are parties to a Pellet Sale and Purchase Agreement dated January 31, 2002. The agreement provides for a mid-year adjustment of the price paid by Algoma for the pellets that it purchases. Algoma disputed the adjustment made by Cliffs in May 2010 and refused to pay the adjusted price. The agreement permits Cliffs to suspend performance if Algoma does not pay any amount due to Cliffs. Algoma’s application sought to preclude Cliffs from suspending shipments of pellets and to require it to continue performance at a provisional price set by Cliffs in December 2009 until such time as arbitration resolves the pricing issues. The court granted the application and ordered Cliffs to resume shipping pellets at the December 2009 price. The injunction expired on October 1, 2010, following an agreement between the parties on an interim price to be paid by Algoma pending the outcome of the related arbitration in Ohio.

Simultaneously with the Application for Emergency Relief, Algoma filed an arbitration demand pursuant to the agreement. The demand requested that the arbitration panel determine a price adjustment and declare that the May 2010 adjustment by Cliffs is invalid and ineffective. Cliffs filed an answer and counterclaim on June 18, 2010 and an amended answer and counterclaim in the arbitration on July 16, 2010. The amended counterclaim asserted that published annual prices used to adjust the price of the pellets sold to Algoma under the agreement ceased to be published and asked the arbitration panel to either amend the agreement in this regard or require Algoma to enter into negotiations with Cliffs to amend the agreement. In a binding decision on December 17, 2010, the arbitration panel redefined world prices for blast furnace pellets, a factor used in determining annual price increases or decreases under the agreement. This revised definition entitled us to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets in the agreement’s pricing formula. On December 21, 2010, Algoma filed an application to vacate the award in the U.S. District Court for the Northern District of Ohio. On January 3, 2011, Algoma filed a complaint in the U.S. District Court, Northern District, Eastern Division of Ohio seeking to enjoin Cliffs from suspending performance if Algoma continued to pay the interim price agreed to in the Canadian litigation. The court denied Algoma’s motion for a temporary restraining order. Algoma then agreed to pay a current price and a true-up payment based on the arbitration and to withdraw its motion for the injunctive relief in exchange for continued shipments. On January 6, 2011, we received $129 million in “true-up” payments from Algoma. Despite this cash payment, Algoma is maintaining a court application to vacate the arbitration award. We are vigorously contesting Alogma’s motion to vacate the award and we have counterclaimed to confirm the award. Currently, Algoma’s invoices are calculated pursuant to the arbitration panel’s decision. On January 28, 2011, Cliffs filed three counterclaims against Algoma in the U.S. District Court for the Northern District of Ohio. The first counterclaim relates to the interpretation of a term used in the arbitration panel’s award and seeks a declaratory judgment. The second counterclaim alleges that Algoma is obligated to pay the 2010 contract price for any pellets nominated for 2010, but not delivered until 2011, and seeks a declaratory judgment. The third counterclaim alleges that Algoma breached its contract with Cliffs by failing to take delivery in 2010 of the full amount of pellets that it nominated for 2010 and refusing to pay the 2010 price for any pellets not delivered until 2011 and seeks an award of damages.

KHD Humboldt Wedag International Ltd. (“KHD”).    On June 20, 2006, KHD and Cade Struktur Corporation (“Cade”) submitted an arbitration notice, appointment of an arbitrator and request to appoint an arbitrator to the participants in Wabush in connection with a dispute over the calculation of royalties under the terms of an Amended and Consolidation of Mining Leases Agreement dated September 2, 1959, as amended, between Wabush Iron Co. Limited and Canadian Javelin Limited (a predecessor to KHD and Cade). KHD and Cade claimed that Wabush had underpaid royalties since 1991 and claimed underpayments in excess of C$21 million plus interest and costs. As part of the Wabush acquisition earlier this year, the agreement contains certain provisions that allow Cliffs to recover a portion of any liability from the former owners of Wabush. On May 28, 2010, the arbitration panel delivered a verdict wherein both parties were successful in various parts of the claim. The panel concluded that Cliffs was using the correct iron ore content of 63.5 percent and had fulfilled its fiduciary duties, but that certain portions of the royalty calculation were incorrectly tabulated. On October 8, 2010, approximately C$2.3 million was paid to the Newfoundland tax authority and approximately C$9.3 million was paid to KHD as a result of the misinterpretation of the royalty calculation from December 22, 1999. The amount owed in interest and costs remains outstanding before the arbitration panel. The hearing on interest and costs has been scheduled for March 1, 2011 through March 3, 2011.

Maritime Asbestos Litigation.    The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 489 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, whose docket now includes a total of over 30,000 maritime cases filed by seamen against ship-owners and other defendants. All of these cases have been dismissed without prejudice, but could be reinstated upon application by plaintiffs’ counsel. By a series of court orders, the court has been reinstating cases and dismissing other cases without prejudice. We are a defendant in 14 cases that have been reinstated and 34 cases that have been dismissed. The claims in the 14 reinstated cases involve allegations with respect to lung cancer, asbestosis and pleural changes of varying severity. The court entered an order on March 2, 2010, dismissing without prejudice, at the request of plaintiffs’ counsel, the claims against the viable defendants in 7,405 cases. Separately, the cases that were reinstated have been placed in suspense pending further order of the court. In their place, plaintiffs’ counsel are identifying approximately 4,000 cases that they wish to pursue, with the remaining cases to be dismissed subject to a tolling agreement, which remains under negotiation, and presented to the parties for approval. Currently, approximately 3,400 cases have been identified of which we are named the defendant in 68. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

Pinnacle Mine Environmental Litigation.    On June 24, 2010, the West Virginia DEP filed a lawsuit against the Pinnacle Mine and other West Virginia coal mining operations alleging non-compliance with its NPDES discharge permit. The complaint alleges various exceedances of the permit’s effluent quality limits and seeks injunctive relief and penalties. Pinnacle has responded denying the alleged violations and we are currently seeking a meeting with the DEP to clarify and resolve the suit. At this time, we do not believe this suit will have a material impact on the mine’s operations.

The Rio Tinto Mine Site.    The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the NDEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”). The Consent Order is currently projected to continue with the objective of supporting the selection of the final remedy for the site. As of December 31, 2010, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million in total for all potentially responsible parties. In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.

On May 29, 2009, the RTWG entered into a Rio Tinto Mine Site Work and Cost Allocation Agreement (the “Allocation Agreement”) to resolve differences over the allocation of any negotiated remedy. The Allocation Agreement contemplates that the RTWG will enter into an insured fixed-price cleanup agreement, or IFC, pursuant to which a contractor would assume responsibility for the implementation and funding of the remedy in exchange for a fixed price. We are obligated to fund 32.5 percent of the IFC. In the event an IFC is not implemented, the RTWG has agreed on allocation percentages in the Allocation Agreement, with Cliffs being committed to fund 32.5 percent of any remedy. We have a current reserve that we believe is adequate to fund our anticipated portion of the IFC. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2011.

United Taconite Air Emissions Matter.    On March 27, 2008, United Taconite received a DSA from the MPCA alleging various air emissions violations of the facility’s air permit limit conditions, reporting and testing requirements. The allegations generally stem from procedures put in place prior to 2004 before our acquisition of our interest in the mine. The DSA requires the facility to install continuous emissions monitoring, evaluate compliance procedures, submit a plan to implement procedures to eliminate air deviations during the relevant time period, and proposes a civil penalty in an amount to be determined. While United Taconite does not agree with MPCA’s allegations, United Taconite and the MPCA continue discussions on the matter with the intent of working toward a mutual resolution. In the second quarter of 2009, United Taconite satisfied various requirements of the DSA, including installation of continuous emission monitoring systems (CEMS) on furnace waste gas stacks, purchase of a new water truck, installation of improved dust collector controls, retirement of 1,160 tons of sulfur dioxide emission allowances, and payment of a $125,000 civil penalty. All outstanding stipulation agreement requirements have been completed except for the certification of the CEMS units. All the relevant units have been certified except the SO2 monitor on Line 1, which will undergo certification when Line 1 switches to solid fuel in late 2011.

Wisconsin Electric Power Company Rate Cases.    On July 2, 2009, WEPCO filed a new rate case at the MPSC wherein WEPCO proposed to increase its rates for electric service. On August 18, 2009, the judge granted our petition to intervene in the new rate case. Testimony in the case was completed in early February 2010. On July 1, 2010, the MPSC approved new rates, effective on July 2, 2010, that were projected to increase Tilden and Empire’s electric costs by approximately $14.4 million per year, or 13.6 percent, as compared to the rates that were in effect when the case was filed. Because WEPCO had self-implemented an interim rate increase in February 2010, the actual increase in rates beginning in July 2010 was much lower than 13.6 percent. Tilden and Empire’s rates increased by approximately $2.5 million, or 2.1 percent, on an annual basis in July over the rates in effect since February 2010. On August 2, 2010, Tilden and Empire filed a petition for rehearing with respect to certain issues in the rate case. On October 14, 2010, the MPSC granted, in part, Tilden and Empire’s petition for rehearing and directed that WEPCO’s rates implemented in July 2010 be reduced. The rate reduction is projected to lower Tilden and Empire’s annual electric costs by approximately $200,000 below the annual electric costs that Tilden and Empire would have incurred under the rates implemented in July. On November 12, 2010, Tilden and Empire filed a Claim of Appeal with the Michigan Court of Appeals raising two issues, which if decided favorably to the mines could further reduce the mines’ annual electric costs. On December 28, 2010, the MPSC filed a motion for remand with the Court of Appeals requesting that the case be sent back to the MPSC for further clarification. It is expected that the Court of Appeals will rule on the motion for remand in February 2011. Assuming the motion is denied, a final decision from the Court of Appeals would be expected sometime during the middle of 2012.

Item 4.    (Removed and Reserved)

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

Stock Exchange Information

Our common shares (ticker symbol CLF) are listed on the New York Stock Exchange and the Professional Segment of NYSE Euronext Paris.

Common Share Price Performance and Dividends

The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE and the dividends declared per common share:

	2010			2009
	High	Low	Dividends	High	Low	Dividends
First Quarter	$73.95	$39.13	$0.0875	$32.48	$11.80	$0.0875
Second Quarter	76.17	46.40	0.1400	32.14	17.18	0.0400
Third Quarter	68.83	44.20	0.1400	35.57	19.44	0.0400
Fourth Quarter	80.40	61.93	0.1400	48.41	29.05	0.0875

Year	80.40	39.13	$0.5075	48.41	11.80	$0.2550

At February 14, 2011, we had 1,466 shareholders of record.

Shareholder Return Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs’ common shares; (2) S&P 500 Stock Index; (3) S&P 500 Steel Group Index; and (4) S&P Midcap 400 Index. The values of each investment are based on price change plus reinvestment of all dividends report to shareholders.

		2005	2006	2007	2008	2009	2010
Cliffs Natural Resources Inc.	Return %		9.77	108.77	-48.90	81.92	70.69
	Cum $	100.00	109.77	229.16	117.11	213.05	363.65
S&P 500 Index - Total Returns	Return %		15.78	5.49	-36.99	26.47	15.07
	Cum $	100.00	115.78	122.14	76.96	97.33	111.99
S&P 500 Steel Index	Return %		80.26	21.72	-51.73	28.88	33.86
	Cum $	100.00	180.26	219.41	105.91	136.50	182.72
S&P Midcap 400 Index	Return %		10.31	7.97	-36.24	37.37	26.64
	Cum $	100.00	110.31	119.10	75.94	104.32	132.11

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
October 1 — 31, 2010	—	—	—	2,495,400
November 1 — 30, 2010	—	—	—	2,495,400
December 1 — 31, 2010	—	—	—	2,495,400

Total	—	—	—	2,495,400

(1)	On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million common shares. There were no repurchases in the fourth quarter of 2010 under this program.

Item 6.	Selected Financial Data.

Summary of Financial and Other Statistical Data

Cliffs Natural Resources Inc. and Subsidiaries

	2010 (e)	2009	2008 (b)	2007 (a)	2006
Financial data (in millions, except per share amounts and employees)
Revenue from product sales and services	$4,682.2	$2,342.0	$3,609.1	$2,275.2	$1,921.7
Cost of goods sold and operating expenses	(3,158.7)	(2,033.1)	(2,449.4)	(1,813.2)	(1,507.7)
Other operating expense	(258.5)	(78.7)	(220.8)	(80.4)	(48.3)

Operating income	1,265.0	230.2	938.9	381.6	365.7
Income from continuing operations (f)	1,019.7	204.3	537.0	285.4	296.9
Income from discontinued operations	—	—	—	0.2	0.3

Net income	1,019.7	204.3	537.0	285.6	297.2
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	(0.8)	21.2	15.6	17.1

Net income attributable to Cliffs shareholders	1,019.9	205.1	515.8	270.0	280.1
Preferred stock dividends	—	—	(1.1)	(5.2)	(5.6)

Income attributable to Cliffs common shareholders	1,019.9	205.1	514.7	264.8	274.5
Earnings per common share attributable to Cliffs shareholders — basic (c)
Continuing operations	7.54	1.64	5.07	3.19	3.26
Discontinued operations	—	—	—	—	—

Earnings per common share attributable to Cliffs shareholders — basic (c)	7.54	1.64	5.07	3.19	3.26
Earnings per common share attributable to Cliffs shareholders — diluted (c)
Continuing operations	7.49	1.63	4.76	2.57	2.60
Discontinued operations	—	—	—	—	—

Earnings per common share attributable to Cliffs shareholders — diluted (c)	7.49	1.63	4.76	2.57	2.60
Total assets	7,778.2	4,639.3	4,111.1	3,075.8	1,939.7
Long-term obligations	1,881.3	644.3	580.2	490.9	47.2
Net cash from operating activities	1,320.0	185.7	853.2	288.9	428.5
Redeemable cumulative convertible perpetual preferred stock	—	—	0.2	134.7	172.3
Distributions to preferred shareholders cash dividends	—	—	1.1	5.5	5.6
Distributions to common shareholders cash dividends (d)
- Per share (c)	0.51	0.26	0.35	0.25	0.24
- Total	68.9	31.9	36.1	20.9	20.2
Repurchases of common shares	—	—	—	2.2	121.5
Iron ore and coal production and sales statistics (tons in millions — North America; metric tons in millions — Asia-Pacific)
Production tonnage - North American iron ore	32.0	19.6	35.2	34.6	33.6
- North American coal	3.2	1.7	3.5	1.1	—
- Asia Pacific iron ore	9.3	8.3	7.7	8.4	7.7
Production tonnage — North American iron ore (Cliffs’ share)	25.4	17.1	22.9	21.8	20.8
Sales tonnage - North American iron ore	26.2	16.4	22.7	22.3	20.4
- North American coal	3.3	1.9	3.2	1.2	—
- Asia Pacific iron ore	9.3	8.5	7.8	8.1	7.4
Common shares outstanding — basic (millions) (c)
- Average for year	135.3	125.0	101.5	83.0	84.1
- At year-end	135.5	131.0	113.5	87.2	81.8

(a)	On July 31, 2007, we completed the acquisition of Cliffs North American Coal LLC (formerly PinnOak), a producer of high-quality, low-volatile metallurgical coal. Results for 2007 include PinnOak’s results since the acquisition.

(b)	On May 21, 2008, Portman authorized a tender offer to repurchase shares, and as a result, our ownership interest in Portman increased from 80.4 percent to 85.2 percent on June 24, 2008. On September 10, 2008, we announced an off-market takeover offer to acquire the remaining shares in Portman, which closed on November 3, 2008. We subsequently proceeded with a compulsory acquisition of the remaining shares and have full ownership of Portman as of December 31, 2008. Results for 2008 reflect the increase in our ownership of Portman since the date of each step acquisition.

(c)	On March 11, 2008, our Board of Directors declared a two-for-one stock split of our common shares. The record date for the stock split was May 1, 2008 with a distribution date of May 15, 2008. On May 9, 2006, our Board of Directors approved a two-for-one stock split of our common shares. The record date for the stock split was June 15, 2006 with a distribution date of June 30, 2006. Accordingly, all common shares and per share amounts for all periods presented have been adjusted retroactively to reflect the stock splits.

(d)	On May 12, 2009, our Board of Directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 for the second and third quarters of 2009 in order to enhance financial flexibility. The $0.04 common share dividends were paid on June 1, 2009 and September 1, 2009 to shareholders of record as of May 22, 2009 and August 14, 2009, respectively. In the fourth quarter of 2009, the dividend was reinstated to its previous level. On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010, and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010, and November 19, 2010, respectively.

(e)	On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest, including its interest in the Ring of Fire properties in Northern Ontario Canada. On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush, thereby increasing our ownership interest from 26.8 percent to 100 percent. On July 30, 2010, we acquired all of the coal operations of privately-owned INR, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. Results for 2010 include Freewest’s, Wabush’s and CLCC’s results since the respective acquisition dates. As a result of acquiring the remaining ownership interest in Freewest and Wabush, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition.

(f)	In December 2010, we completed a legal entity restructuring that resulted in a change to deferred tax liabilities of $78.0 million on certain foreign investments to a deferred tax asset of $9.4 million for tax basis in excess of book basis on foreign investments as of December 31, 2010. A valuation allowance of $9.4 million was recorded against this asset due to the uncertainty of realization. The deferred tax changes were recognized as a reduction to our income tax provision in 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. Our company’s operations are organized according to product category and geographic location: North American Iron Ore; North American Coal; Asia Pacific Iron Ore: Asia Pacific Coal; Latin American Iron Ore; Alternative Energies; Ferroalloys; and our Global Exploration Group.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, and in Ontario, Canada, we have recently acquired chromite properties. Our operations also include our 95 percent controlling interest in renewaFUEL located in Michigan. In addition, our Global Exploration Group was established in 2009 and is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

The strengthening recovery and improving outlook during 2010 was characterized by increased steel production, higher demand and rising prices. In 2010, global crude steel production, a significant driver of our business, was up approximately 15 percent from 2009 with even greater production increases in some areas, including North America, where the economy grew at an annual rate of nearly three percent during 2010. Steel production in China also remained strong, increasing 10.4 percent from 2009.

Consolidated revenues for 2010 increased to $4.7 billion, with net income per diluted share of $7.49. This compares with revenues of $2.3 billion and net income per diluted share of $1.63 in 2009. Based on the signs of marked improvement in customer demand, we increased production at all of our facilities in order to meet increases in demand. Higher sales volumes in North America during the year were attributable to increased sales of iron ore pellets, as well as metallurgical and thermal coal made available through our acquisitions of Wabush and CLCC during the first and third quarters of 2010, respectively. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout 2010 primarily led by demand from China. Earlier in 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. We finalized short-term pricing arrangements with our Asia Pacific Iron Ore customers and reached final pricing settlements with some of our North American customers through the fourth quarter of 2010 for the 2010 contract year, reflecting significant increases over 2009 prices. Although pricing has been settled with some of our North American customers for 2010, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements that extend over multiple years, and negotiations are still ongoing with these customers.

Results in 2010 reflect strong performance at our operations around the world and improved pricing for our products. Our strong cash flow generation and positive outlook for our business are allowing us to resume our focus on investments in our assets, which will enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with greater confidence and the ability to increase our cash payouts to shareholders. In May 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. We also continued to strengthen our balance sheet and enhance financial flexibility, including the completion of two public offerings of senior notes in the aggregate principal amount of $400 million and $1 billion in the first and third quarters of 2010, respectively. The net proceeds from these offerings have been used for the repayment of a portion of our debt obligations and have been or may be used for the funding of all or a portion of other strategic transactions and acquisitions, such as the pending acquisition of Consolidated Thompson for which a definitive arrangement agreement to acquire all of its common shares in an all-cash transaction was entered into in January 2011 and is subject to the satisfaction or waiver of various closing conditions.

Segments

We organize our business according to product category and geographic location: North American Iron Ore; North American Coal; Asia Pacific Iron Ore; Asia Pacific Coal; Latin American Iron Ore; Alternative Energies; Ferroalloys and Global Exploration Group. The Asia Pacific Coal, Latin American Iron Ore, Alternative Energies; Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

The North American Iron Ore and North American Coal business segments are headquartered in Cleveland, Ohio. Our Asia Pacific headquarters is located in Perth, Australia, and our Latin American headquarters is located in Rio de Janeiro, Brazil. In addition, the Alternative Energies, Ferroalloys and Global Exploration Group operating segments are currently managed at our Cleveland, Ohio location. See NOTE 2 – SEGMENT REPORTING for further information.

Growth Strategy and Strategic Transactions

Throughout 2010, we continued to increase our operating scale and presence as an international mining and natural resources company by expanding both geographically and through the minerals we mine and market. The long-term outlook remains healthy and we are now focusing on our growth projects with sustained investment in our core businesses. Our growth in North America, as well as acquisitions in minerals outside of iron ore and coal, illustrate the execution of this strategy during 2010. We also expect to achieve growth through early involvement in exploration activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions.

We continued our strategic growth and transformation to an international mining and natural resources company through the following transactions:

•	Acquisition of remaining interest in Freewest

•	Acquisition of remaining interest in Wabush

•	Acquisition of certain coal operations of privately-owned INR

•	Acquisition of Spider

We plan to continue to execute our strategy in 2011 through acquisitions such as the pending acquisition of Consolidated Thompson that was announced in January 2011 and is subject to the satisfaction or waiver of various closing conditions.

The Freewest, Wabush, CLCC, and Spider acquisitions allowed us to increase production capacity and add additional reserves at our North American Iron Ore and North American Coal businesses, gain additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia, and further broaden our mineral and customer diversification. The agreement to acquire Consolidated Thompson will allow us to continue to build scale within our North American Iron Ore business through the acquired ownership of expandable and exportable steelmaking raw material assets serving international markets. Refer to Recent Developments within Item 1 — Business, for additional information regarding each of these strategic transactions.

Results of Operations — Consolidated

2010 Compared to 2009

The following is a summary of our consolidated results of operations for 2010 compared with 2009:

	(In Millions)
	2010	2009	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$4,682.2	$2,342.0	$2,340.2
Cost of goods sold and operating expenses	(3,158.7)	(2,033.1)	(1,125.6)

Sales Margin	$1,523.5	$308.9	$1,214.6

Sales Margin %	32.5%	13.2%	19.3%

Revenue from Product Sales and Services

Sales revenue in 2010 increased $2.3 billion, or 100 percent from 2009. The increase in sales revenue was primarily due to higher sales volume and pricing related to our Asia Pacific and North American business operations. Sales volume increased 60 percent at North American Iron Ore in 2010 when compared to 2009, and sales volume for North American Coal was 75 percent higher than the prior year. Improving market conditions throughout 2010 led to increasing production in the North American steel industry, and in turn higher demand for iron ore and metallurgical coal. Higher sales volumes in 2010 were also attributable to increased sales of Wabush pellets, made available through our acquisition of full ownership of the mine during the first quarter of 2010, and increased sales of metallurgical and thermal coal, made available through our acquisition of CLCC during the third quarter of 2010.

Higher sales prices also contributed to the increase in our consolidated revenue for the year ended 2010. A recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system caused us to reassess and, in some cases, renegotiate the terms of certain of our supply agreements, primarily with our North American Iron Ore and Asia Pacific Iron Ore customers. We renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. The increase in 2010 pricing was on average an 87 percent and 98 percent increase for lump and fines, respectively. In North America, we reached final pricing settlement with some of our North American Iron Ore customers through the fourth quarter of 2010. The increase in 2010 pricing was an average increase of 98 percent over 2009 prices for contracts based on world pellet prices. Although pricing has been settled with some of our North American customers for 2010, for the 2010 contract year, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements that extend over multiple years, and negotiations are still ongoing with these customers.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses was $3.2 billion in 2010, an increase of $1.1 billion, or 55 percent compared with 2009. The increase in 2010 was primarily attributable to higher costs at both our North American and Asia Pacific business operations as a result of higher sales volume, partially offset by lower idle expense at our North American businesses as a result of higher production levels in 2010 to meet increasing customer demand. Costs were also negatively impacted in 2010 by approximately $125.3 million related to unfavorable foreign exchange rates compared with the same period in 2009, $35.3 million of inventory step-up and amortization of purchase price adjustments related to the accounting for the acquisition of the remaining interest in Wabush and $143.3 million related to higher royalty expenses, maintenance and repairs spending, energy and labor rates and stripping and recovery costs at our North American Iron Ore operations.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for 2010 and 2009:

	(In Millions)
	2010	2009	Variance Favorable/ (Unfavorable)
Royalties and management fee revenue	$12.1	$4.8	$7.3
Selling, general and administrative expenses	(238.0)	(120.7)	(117.3)
Gain on sale of other assets — net	3.0	13.2	(10.2)
Casualty recoveries	3.3	—	3.3
Miscellaneous — net	(38.9)	24.0	(62.9)

	$(258.5)	$(78.7)	$(179.8)

The increase in selling, general and administrative expense of $117.3 million in 2010 compared with 2009 was primarily due to higher compensation costs of $25.8 million, additional performance royalty expense for our investment in Sonoma of $26.3 million and various other costs totaling $19.7 million. These various other costs consisted of outside professional service costs associated with our current year acquisition activity and on-going arbitrations, higher insurance premiums and higher technology costs. We also incurred costs of $16.6 million related to our recently acquired Ferroalloys operating segment that were primarily comprised of feasibility study costs of $11 million, drilling costs of $1.6 million, and other administrative expenses of $1.6 million. In addition, we incurred $13.1 million in 2010 related to our involvement in exploration activities, as our Global Exploration Group focuses on identifying new world-class projects for future development or projects that are intended to add significant value to existing operations.

The prior year gain on sale of assets of $13.2 million primarily related to the Asia Pacific Iron Ore sale of its 50 percent interest in the Irvine Island iron ore project to its joint venture partner, Pluton Resources Limited (“Pluton Resources”). The consideration received consisted of a cash payment of approximately $5 million and the issuance of 19.4 million shares in Pluton Resources, all of which resulted in recognition of a gain on sale amounting to $12.1 million.

Miscellaneous — net losses of $38.9 million in 2010 primarily relate to foreign exchange losses on our Australian bank accounts that are denominated in U.S. dollars and short-term intercompany loans that are denominated in Australian dollars, as a result of the increase in exchange rates during the current year from A$0.90 at December 31, 2009 to A$1.02 at December 31, 2010. In the prior year, we had gains on foreign currency transactions related to loans denominated in Australian dollars, as a result of the increase in exchange rates during the period from A$0.69 at December 31, 2008 to A$0.90 at December 31, 2009.

Other income (expense)

Following is a summary of other income (expense) for 2010 and 2009:

	(In Millions)
	2010	2009	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interest	$40.7	$—	$40.7
Changes in fair value of foreign currency contracts, net	39.8	85.7	(45.9)
Interest income	9.9	10.8	(0.9)
Interest expense	(69.7)	(39.0)	(30.7)
Impairment of securities	(1.2)	—	(1.2)
Other non-operating income	13.7	2.9	10.8

	$33.2	$60.4	$(27.2)

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $38.0 million on February 1, 2010, resulting in a gain of $25.0 million also being recognized in 2010. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

The impact of changes in the fair value of our foreign currency contracts held as economic hedges on the Statement of Consolidated Operations is due to fluctuations in foreign currency exchange rates during the year. The favorable changes in fair value of our foreign currency contracts of $39.8 million in 2010 relates to the Australian to U.S. dollar spot rate of A$1.02 as of December 31, 2010, which increased from the Australian to U.S. dollar spot rate of A$0.90 as of December 31, 2009. The changes in the spot rates are correlated to the appreciation of the Australian dollar relative to the U.S. dollar during the year. In addition, we entered into additional foreign exchange contracts during 2010 resulting in the notional amount of outstanding contracts in our foreign exchange hedge book increasing from $108.5 million at December 31, 2009 to $230.0 million at December 31, 2010. During 2010, approximately $228.5 million of outstanding contracts matured, resulting in a cumulative net realized gain of $12.2 million since inception of the contracts. The following table represents our foreign currency derivative contract position for contracts held as economic hedges as of December 31, 2010:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$205.0	0.86	1.02	$32.3
Contracts expiring in the next 13 to 24 months	15.0	0.86	1.02	2.0

Total	$220.0	0.86	1.02	$34.3

AUD Call Options (2)
Contracts expiring in the next 12 months	$10.0	0.85	1.02	$1.9

Total	$10.0	0.85	1.02	$1.9

Total Hedge Contract Portfolio	$230.0			$36.2

(1)	Includes collar options and convertible collar options.

(2)	AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The increase in interest expense in 2010 compared with 2009 is attributable to the completion of two public offerings of senior notes during the year. In the first quarter of 2010, we completed a $400 million public offering of 10-year senior notes at a 5.90 percent fixed interest rate. In addition, a $1 billion public offering of senior notes was completed in the third quarter of 2010 consisting of two tranches; a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a $500 million 30-year tranche at a 6.25 percent fixed interest rate. See NOTE 8 — DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2010 and 2009:

	(In Millions)
	2010	2009
Income tax expense	$292.0	$20.8
Effective tax rate	22.5%	7.2%

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Percentage depletion	(7.9)	(11.6)
Impact of foreign operations	(6.9)	(9.1)
Valuation allowance	6.6	11.9
Other items — net	1.0	0.4

Effective income tax rate before discrete items	27.8	26.6
Discrete items	(5.3)	(19.4)

Effective income tax rate	22.5%	7.2%

Our tax provision for the years ended December 31, 2010 and 2009 was $292.0 million, for a 22.5 percent effective tax rate, and $20.8 million, for a 7.2 percent effective tax rate, respectively. The difference in the effective tax rate for 2010 compared with 2009 is primarily a result of discrete items that occurred during the year, as discussed below.

The PPACA and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy are reduced beginning in years ending after December 31, 2012. The income tax effect related to the acts for year ended 2010 was an increase to expense, recorded discretely, of $16.1 million, representing approximately 1.2 percent of the effective tax rate. The amount recorded is related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

Discrete items other than the expense resulting from the acts signed into law in March 2010, related legal entity restructuring, prior year U.S. and foreign provision benefits recognized in 2010 and interest expense related to unrecognized tax benefits. Discrete items for 2009 related to the benefits associated with the settlement of tax audits and filings for prior years.

The valuation allowance of $172.7 million against certain deferred tax assets as of December 31, 2010 relates primarily to ordinary losses of certain foreign operations.

See NOTE 13 — INCOME TAXES for further information.

Equity Income (Loss) in Ventures

Equity income (loss) in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income in ventures for the year ended December 31, 2010 of $13.5 million primarily represents our share of the operating results of our equity method investment in Amapá. Such results consisted of income of $17.2 million. During 2010, we recorded income of $12.9 million related to the reversal of certain accruals. In addition, during the second quarter of 2010, Amapá repaid its total project debt outstanding, for which we provided a several guarantee on our 30 percent share. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement were relieved, and our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed through Equity income (loss) from ventures for year ended December 31, 2010. Apart from the reversal of the debt guarantee and the reversal of certain accruals, our investment in Amapá realized nearly break-even operating results. This compares with equity losses related to Amapá of $62.2 million in 2009. The negative operating results in the prior year were primarily due to slower than anticipated ramp-up of operations and product yields.

2009 Compared to 2008

The following is a summary of our consolidated results of operations for 2009 compared with 2008:

	(In Millions)
	2009	2008	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$2,342.0	$3,609.1	$(1,267.1)
Cost of goods sold and operating expenses	(2,033.1)	(2,449.4)	416.3

Sales Margin	$308.9	$1,159.7	$(850.8)

Sales Margin %	13.2%	32.1%	-18.9%

Revenue from Product Sales and Services

Sales revenue in 2009 declined $1.3 billion, or 35 percent from 2008. The decrease in sales revenue was primarily due to lower sales volumes related to our North American business operations as a result of the volatility and uncertainty in global markets throughout much of 2009, which led to production slowdowns in the North American steel industry, and in turn reduced demand for iron ore and metallurgical coal. In addition, the global economic crisis resulted in a great deal of pressure from customers, particularly in China, for a roll back of the 2008 price increases for seaborne iron ore and metallurgical coal in 2009. We experienced a reduction in 2009 pricing at each of our business units, thereby contributing to lower revenue levels during the year.

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

Revenues from our Asia Pacific operations were negatively impacted by the decline in 2009 iron ore prices caused by lower demand for steel worldwide. As a result, revenues at Asia Pacific Iron Ore in 2009 declined 30 percent from 2008. Pricing decreases in 2009 contrasted with settled price increases in 2008 of 97 percent and 80 percent for lump and fines, respectively. The overall decline in 2009 revenue at Asia Pacific Iron Ore was partially offset by positive sales mix and a 9 percent increase in sales volume as a result of increased demand from China.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold was $2.0 billion in 2009, a decrease of $416.3 million, or 17 percent compared with 2008. The decrease was primarily attributable to lower costs at our North American business operations as a result of declines in sales volume and cost reductions during the year related to ongoing cash conservation efforts that were reinforced in light of the economic environment. Costs were also favorably impacted in 2009 by approximately $35.2 million related to favorable foreign exchange rates compared with 2008. In addition, year-to-date fuel and energy costs in our North American and Asia Pacific iron ore operations for 2009 decreased approximately $71.6 million from 2008.

The overall decrease in cost of goods in 2009 was partially offset by idle expense of approximately $159.6 million related to production curtailments in North America throughout the year. In addition, costs in 2009 reflected the impact of the Asia Pacific Iron Ore and United Taconite step acquisitions, which occurred in the second half of 2008.

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

The decrease in royalties and management fee revenue of $16.9 million in 2009 compared with 2008 was primarily attributable to lower production at our iron ore mines and reduced sales prices. Additionally, we received all of Tilden’s production in 2009. Therefore, the remaining venture partner at Tilden was not required to pay us the resulting royalty for its share of tons mined and produced from the ore reserves owned by Cliffs.

The decrease in selling, general and administrative expense of $67.9 million in 2009 compared with 2008 was primarily the result of an increased focus on cost reduction efforts due to the economic conditions during the year. In particular, outside professional service and legal fees associated with the expansion of our business declined approximately $38.4 million during 2009. Additionally, employment costs were reduced by $26.2 million primarily as a result of lower share-based and incentive compensation. Expenses at our Asia Pacific Iron Ore segment were $6.2 million higher in 2009 when compared with 2008, reflecting an increased focus on marketing activities due to the weakening economic climate, as well as higher employment costs and outside professional services to support business development and improvement efforts. In addition, selling, general and administrative expense in 2008 was impacted by a charge in the first quarter of approximately $6.8 million in connection with a legal judgment.

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

In October 2009, Asia Pacific Iron Ore completed the sale of its 50 percent interest in the Irvine Island iron ore project to its joint venture partner, Pluton Resources. The consideration received consisted of a cash payment of approximately $5 million and the issuance of 19.4 million shares in Pluton Resources, all of which resulted in recognition of a gain on sale amounting to $12.1 million. Our interest in Pluton Resources was approximately 12.5 percent at December 31, 2009. The gain on sale of assets of $22.8 million in 2008 primarily related to the sale of Cliffs Synfuel Corp. (“Synfuel”), which was completed in June 2008.

Casualty recoveries in 2008 were primarily attributable to a $9.2 million insurance recovery related to a 2006 electrical explosion at our United Taconite facility.

Miscellaneous — net of $24.0 million in 2009 was primarily attributable to exchange rate gains on foreign currency transactions related to loans denominated in Australian dollars, as a result of the increase in exchange rates during the period from A$0.69 at December 31, 2008 to A$0.90 at December 31, 2009.

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

The impact of changes in the fair value of our foreign currency contracts on the Statement of Consolidated Operations was due to fluctuations in foreign currency exchange rates during the year. The favorable unrealized mark-to-market fluctuation of $85.7 million in 2009 related to the Australian to U.S. dollar spot rate of A$0.90 as of December 31, 2009, which increased considerably from the Australian to U.S. dollar spot rate of A$0.69 as of December 31, 2008. The changes in the spot rates were correlated to the appreciation of the Australian dollar relative to the U.S. dollar during the year. During 2009, approximately $780 million of outstanding contracts matured or were sold, resulting in a cumulative net realized loss of $37.0 million since inception of the contracts. The following table represents our foreign currency derivative contract position as of December 31, 2009:

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

The decrease in interest income in 2009 compared with 2008 was attributable to a decline in interest-bearing cash and investments held during the period coupled with lower overall average returns. Investment returns in 2009 were lower as a result of market declines. The slight decrease in interest expense in 2009 was primarily due to lower average interest rates on total debt outstanding of 4.48 percent at December 31, 2009, compared with 5.85 percent at December 31, 2008, partially offset by an increase in the period outstanding related to borrowings under our senior notes. Higher interest expense in 2008 also reflected interest accretion for the deferred payment related to the PinnOak acquisition. See NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

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

Our tax provision for the years ended December 31, 2009 and 2008 was $20.8 million and $144.2 million, respectively. The $123.4 million decrease in income tax expense and 12.9 percent decrease in the effective tax rate were primarily attributable to lower pre-tax book income and increased benefits from certain discrete items, partially offset by increased valuation allowances. Discrete items in 2009 related to benefits associated with the settlement of tax audits and filings for prior years. We had a $39.0 million increase in the valuation allowance of certain deferred tax assets. Of this amount, $24.5 million related to certain foreign operating losses and $14.5 million related to certain foreign assets where tax basis exceeded book basis.

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

See NOTE 13 — INCOME TAXES for further information.

Equity Loss in Ventures

Equity loss in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity loss in ventures for the year ended December 31, 2009 of $65.5 million primarily represented our share of the operating results of our equity method investment in Amapá. Such results consisted of operating losses of $62.2 million. Results in 2008 mainly consisted of operating losses of $45.6 million, partially offset by foreign currency hedge gains of $10.5 million. The negative operating results in each year were primarily due to slower than anticipated ramp-up of operations and product yields. Our equity share of the losses for Amapá was also higher in 2009 due to a write-down in the value of inventory, asset impairment charges, as well as changes in foreign currency exchange rates during 2009 and the resulting impact on project debt denominated in Brazilian real.

Noncontrolling Interest

Noncontrolling interest in consolidated income was a loss of $0.8 million in 2009 compared with income of $21.2 million in 2008. The change was primarily attributable to the acquisition of the remaining 19.6 percent interest in Asia Pacific Iron Ore (formerly known as Portman Limited) during 2008, thereby eliminating the related noncontrolling interests in 2009.

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

2010 Compared to 2009

North American Iron Ore

Following is a summary of North American Iron Ore results for 2010 and 2009:

	(In Millions)
				Change due to
	2010	2009		Rate	Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$2,921.4	$1,447.8		$549.0	$794.9	$—	$129.7	$1,473.6
Cost of goods sold and operating expense	(1,999.4)	(1,172.3)		(244.4)	(534.9)	81.9	(129.7)	(827.1)

Sales margin	$922.0	$275.5		$304.6	$260.0	$81.9	$—	$646.5

Sales tons	26.2	16.4
Production tons (1):
Total	32.0	19.6
Cliffs’ share of total	25.4	17.1	(2)

(1)	Long tons of pellets (2,240 pounds).

(2)	Includes 1.6 million tons allocated to Cliffs due to re-nominations by Cliffs’ partners at Tilden and Wabush.

Sales margin for North American Iron Ore was $922.0 million in 2010, compared with a sales margin of $275.5 million in 2009. The improvement over 2009 is attributable to an increase in revenue of $1.5 billion, partially offset by an increase in cost of goods sold and operating expenses of $827.1 million. The increase in revenue is a result of improvements in both rate and sales volumes, which caused revenue to increase $549.0 million and $794.9 million, respectively, over 2009 results. Sales volumes for 2010 increased 60 percent at North American Iron Ore when compared to the prior year primarily due to an overall increase in customer demand as a result of improving market conditions during 2010 and incremental sales of 1.2 million tons of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010.

The increase in pricing in 2010 is attributable to higher demand in 2010 as the market continued to strengthen. There has been a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. We reached final pricing settlement with some of our North American Iron Ore customers through the fourth quarter of 2010 for the 2010 contract year, reflecting an average increase of 98 percent over 2009 prices for contracts based on world pellet prices. This compares to the prior year settled price decrease of 48.3 percent below 2008 prices. Although pricing has been settled with some of our North American customers for 2010, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements that extend over multiple years, and negotiations are still ongoing with these customers. In addition, 2010 sales rates were positively impacted by a favorable sales mix of seaborne shipments at higher average sales rates due to the incremental tonnage available through our acquisition of the remaining interest in Wabush. Revenue in 2010 also included $120.2 million related to supplemental contract payments compared with $22.2 million in 2009. The overall increase between years relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers. The increase in revenue was partially offset by lower prices realized for sales under one of our customer supply agreements that is currently in arbitration. Given the early stage of the arbitration, as discussed below, and the uncertainty regarding its outcome as of December 31, 2010, the prices realized for sales under this contract in 2010 do not reflect the estimated increase in 2010 iron ore pricing.

Throughout 2010, we have been party to two arbitration demands that were filed in relation to the pricing provisions referenced in the supply contracts for two of our largest customers. One arbitration relates to amendments of the supply contracts made necessary by changes in the world pellet pricing mechanism in 2010, specifically the move away from annual benchmark prices. In December 2010, a binding decision was reached by the arbitration panel that redefined world prices for blast furnace pellets, a factor used in determining annual price increases or decreases under the agreement. Although we received a $129 million settlement payment from the customer in January 2011, the customer is maintaining a court application to vacate the arbitration award. We are vigorously contesting the customer’s motion to vacate the award and we have counterclaimed to confirm the award. Currently, invoices and revenue are calculated pursuant to the arbitration panel’s decision. The other arbitration relates to a price reopener provision in the customer supply agreement and whether we are entitled to such a reopener for 2010. We are currently awaiting a ruling from the arbitration panel; however, we expect that we may collect approximately $300 million related to this arbitration in 2011. The outcome of such arbitrations may result in changes to the pricing mechanisms used and therefore, could impact sales prices realized in current and future periods. Refer to Part I — Item 3. Legal Proceedings, for additional information.

In 2010 and 2009, certain customers purchased and paid for approximately 2.4 million tons and 0.9 million tons of pellets, respectively, in order to meet minimum contractual purchase requirements for each year under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped, resulting in deferred revenue at December 31, 2010 and 2009 of $155.3 million and $81.9 million, respectively. As of December 31, 2010, all of the 0.9 million tons that were deferred at the end of 2009 were delivered, resulting in the related revenue being recognized in 2010.

Cost of goods sold and operating expense in 2010 increased $827.1 million or 71 percent from the prior year primarily due to higher sales volumes as noted above, which resulted in cost increases of approximately $534.9 million. In addition, cost of goods sold and operating expenses were unfavorably impacted during the current year by $244.4 million due to higher cost rates. The increase was attributable to higher maintenance and repairs costs of $57.6 million, higher energy and labor costs of $49.0 million, unfavorable exchange rate variances of $44.0 million, higher stripping and recovery costs of $20.2 million, and higher royalty expenses of $16.5 million. Costs also increased during 2010 due to $35.3 million of inventory step-up and amortization of purchase price adjustments related to our acquisition of Wabush. Approximately $10.7 of the inventory step-up was recognized in the first quarter of 2010 and was associated with the pelletizing and sale of acquired in-process inventory that occurred during that period in conjunction with our acquisition of the remaining interest in Wabush. As such, the expense will not be recurring at this level in the future. The overall increase in cost was partially offset by $81.9 million related to lower idle expense due to increased production as a result of improving market conditions in the current year.

Production

Based on signs of marked improvements in customer demand that continued throughout 2010, we increased production at all of our facilities and called employees back to work in order to ensure that we were positioned to meet increases in demand. During 2010, Empire, Tilden and United Taconite were operating at full capacity. Northshore was operating three of its furnaces, with the fourth restarted in September. Wabush was operating two of its three furnaces with Cliffs taking all of the tonnage since acquiring full ownership on February 1, 2010. The shutdown at Hibbing, which began in May 2009, ended April 1, 2010.

Prior year production levels were impacted by production curtailments and temporary facility shutdowns, which were executed in response to the economic downturn and production slowdowns in the steel industry.

North American Coal

Following is a summary of North American Coal results for 2010 and 2009:

	(In Millions, except tonnage)
			Change due to
	2010 (1)	2009	Rate	Volume	CLCC acquisition	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$438.2	$207.2	$82.9	$31.7	$111.7	$—	$4.7	$231.0
Cost of goods sold and operating expenses	(466.8)	(279.1)	(57.1)	(36.2)	(98.3)	8.6	(4.7)	(187.7)

Sales margin	$(28.6)	$(71.9)	$25.8	$(4.5)	$13.4	$8.6	$—	$43.3

Sales tons (in thousands)	3,284	1,874
Production tons (in thousands) (2)	3,245	1,741

(1)	Results include CLCC since the July 30, 2010 acquistion date.

(2)	Tons are short tons (2,000 pounds).

We reported a sales margin loss for North American Coal of $28.6 million and $71.9 million for the years ended December 31, 2010 and 2009, respectively. Revenue for 2010 was $231.0 million higher than 2009 due to increases in both sales volume and prices. North American Coal sold 3.3 million tons during 2010 compared with 1.9 million tons during 2009, as a result of improving market conditions in 2010 and 1,072 thousand tons of additional sales since the third quarter 2010 acquisition of CLCC. The increase in North American Coal sales volume resulted in an increase in revenues of $143.4 million over the prior year, of which $111.7 million was related to the acquisition of CLCC. Sales prices were also higher during 2010, reflecting increases in steel demand and the associated raw material prices. The increase in our 2010 contract rates caused revenue for 2010 to increase $82.9 million over the prior year.

Cost of goods sold and operating expense in 2010 increased $187.7 million or 67 percent from the prior year primarily due to the significant increase in sales volume, which resulted in a cost increase of approximately $134.5 million. Of this amount, $98.3 million was attributable to the acquisition of CLCC. The increase in cost of goods sold and operating expenses during the year was also a result of increased costs primarily due to a lower-of-cost-or-market inventory charge of $26.1 million taken at our Pinnacle and Oak Grove mines as a result of geological and operational issues, higher depreciation and amortization of $11.7 million, higher royalties and severance taxes of $8.2 million, and purchases of $6.6 million of third-party coal at our Pinnacle mine to meet shipping requirements. Despite the production issues encountered at our legacy coal mines throughout 2010, the cost increase was partially offset by a reduction in idle expense of $8.6 million, attributable to increased production at our mines as a result of improving market conditions in the current year. Idle costs in the first half of 2009 were significantly higher due to production curtailments, delays associated with mine development issues at Oak Grove as a result of unplanned geological conditions.

Production

We increased production levels in 2010 in response to improving market conditions and increases in customer demand. The increase over the prior year was primarily related to production curtailments that occurred in 2009 to match declining market conditions as well as delays in developing the longwall panel at Oak Grove during the first quarter of 2009. In addition, the increase in production levels over the prior year was a direct result of the acquisition of CLCC during the third quarter of 2010. The overall increase in current year production at our Pinnacle Complex was partially offset by a decrease in production at Green Ridge due to the planned closure of Green Ridge No. 1 in February 2010 as well as the idling of Green Ridge No. 2 during 2010. Production recommenced at the Green Ridge No. 2 mine in January 2011. Despite the increase in production over the prior year, our Pinnacle mine was negatively impacted during 2010 by adverse geological conditions and delayed longwall operations, resulting in force majeures being declared on customer shipments during the third and fourth quarters of 2010. The force majeure declared in the fourth quarter was due to roof falls at the Pinnacle mine and was lifted in January 2011 with the restarting of the longwall.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for 2010 and 2009:

	(In Millions)
			Change due to
	2010	2009	Rate	Volume	Exchange Rate	Total change
Revenues from product sales and services	$1,123.9	$542.1	$517.7	$72.3	$(8.2)	$581.8
Cost of goods sold and operating expenses	(557.7)	(454.9)	19.1	(40.6)	(81.3)	(102.8)

Sales margin	$566.2	$87.2	$536.8	$31.7	$(89.5)	$479.0

Sales metric tons	9.3	8.5
Production metric tons (1)	9.3	8.3

(1)	Metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore increased to $566.2 million in 2010 compared with $87.2 million in 2009. Revenue increased $581.8 million in 2010 compared with the prior year primarily as a result of higher prices for lump and fines, increased sales volume and favorable sales mix. During the first quarter of 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. The increase in 2010 pricing over 2009 was on average an 87 percent and 98 percent increase for lump and fines, respectively. This compares to settled price decreases in the prior year of 44 percent and 33 percent for lump and fines, respectively. Pricing settlements in the current year reflect the increase in steel demand and spot prices for iron ore and are based upon quarterly index pricing mechanisms.

Sales volume reached 9.3 million metric tons in 2010 compared with 8.5 million metric tons for the prior year, resulting in an increase in revenue of $72.3 million. In addition, revenue was favorably impacted by a positive sales mix variance of $4.0 million primarily due to the cessation of low-grade fines sales in 2010.

Cost of goods sold and operating expenses in 2010 increased $102.8 million compared to 2009 primarily due to unfavorable foreign exchange rate variances of $81.3 million coupled with a nine percent increase in sales volume, which resulted in cost increases of approximately $40.6 million. The overall increase in cost was partially offset by favorable rate variances, driven by lower inventory movement of $33.2 million primarily due to increased long-term stockpile utilization and $14.6 million associated with lower shipping and processing costs during 2010. Higher royalties related to the increase in revenue, higher mining costs related to increased mining fleet maintenance and higher depletion costs due to increased rail volumes of $27.2 million partially offset the favorable rate variance.

Production

Production at Asia Pacific Iron Ore in 2010 was higher than 2009 as a result of increased sales demand in 2010 and initiatives taken to improve supply conditions and eliminate certain production and logistics constraints, including upgrades to the rail system. The increase in production over the prior year is also due to reduced availability in 2009 as a result of repairs to the production plant. Production at Cockatoo Island resumed in the third quarter of 2010.

2009 Compared to 2008

North American Iron Ore

Following is a summary of North American Iron Ore results for 2009 and 2008:

	(In Millions)
				Change due to
	2009		2008	Rate	Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$1,447.8		$2,369.6	$(165.5)	$(580.7)	$—	$(175.6)	$(921.8)
Cost of goods sold and operating expense	(1,172.3)		(1,565.3)	(22.0)	358.3	(118.9)	175.6	393.0

Sales margin	$275.5		$804.3	$(187.5)	$(222.4)	$(118.9)	$—	$(528.8)

Sales tons	16.4		22.7
Production tons (1):
Total	19.6		35.2
Cliffs’ share of total	17.1	(2)	22.9

(1)	Long tons of pellets (2,240 pounds).

(2)	Includes 1.6 million tons allocated to Cliffs due to re-nominations by Cliffs’ partners at Tilden and Wabush.

Revenue in 2009 decreased $921.8 million, or 39 percent, compared with 2008 primarily as a result of a 28 percent decline in sales volume, which contributed $580.7 million to the overall decrease in revenue. The decline in sales volume was a result of the economic downturn and its impact on the global steel industry, which led to a decline in demand for steel-making products in North America during 2009. In addition to the year-over-year decline in sales volume, reported price settlements for iron ore pellets reflected a decrease of approximately 48 percent below 2008 prices, compared with an increase of 87 percent in 2008. As a result, base rate adjustments related to estimated reductions in World Pellet Pricing and producer price indices contributed to a $165.5 million decline in revenues in 2009. Revenue in 2009 included approximately $22.2 million related to supplemental contract payments compared with $225.5 million in 2008. The decrease between periods related to the estimated decline in average annual hot band steel pricing for one of our North American Iron Ore customers.

In 2009 and 2008, certain customers purchased and paid for approximately 0.9 million tons and 1.2 million tons of pellets, respectively, in order to meet minimum contractual purchase requirements for each year under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped, resulting in deferred revenue at December 31, 2009 and 2008 of $81.9 million and $82.9 million, respectively. As of December 31, 2009, all of the 1.2 million tons that were deferred at the end of 2008 were delivered, resulting in the related revenue being recognized in 2009. Furthermore, the supply agreement with one of our customers required the customer to pay for any tons remaining under its 2009 nomination in addition to certain stockpile payments by December 31, 2009. There were approximately 1.7 million unshipped tons remaining under the customer’s 2009 nomination and 0.8 million tons related to December 2009 shipments, for which payment of $147.5 million was due on December 31, 2009 per the terms of the contract. The customer did not remit payment of this amount until January 4, 2010. As a result, such amounts were not reflected in our 2009 consolidated financial statements.

Cost of goods sold and operating expense in 2009 decreased $393.0 million or 25 percent from the prior year primarily due to lower sales volume, which resulted in cost reductions of approximately $358.3 million. The overall decrease was partially offset by idle expense of $118.9 million related to production curtailments at nearly all of the North American Iron Ore mines during 2009 in order to balance production with anticipated sales demand. In addition, cost of goods sold and operating expenses were unfavorably impacted in 2009 by approximately $22 million due to higher cost rates. The increase was primarily attributable to $43 million of higher labor costs related to the new labor agreement entered into in September 2008 at our iron ore facilities as well as higher fringe rates combined with an increase of $22 million related to higher energy costs. This was partially offset by a $25 million reduction in fuel costs, a decrease in royalty costs of $18 million as a result of lower iron ore pellet pricing, and cost reductions of $11 million related to ongoing cash conservation efforts during 2009. In addition, due to lower partner demand, Cliffs acquired 1.6 million tons produced at Tilden and Wabush from the mine partners’ share at variable cost, which resulted in a favorable cost impact of approximately $79 million in 2009.

Production

In response to the economic downturn, we continued to rationalize production to match customer demand. In 2009, we reduced production at our six North American Iron Ore mines to 17.1 million equity tons compared with 2008 production of 22.9 million equity tons.

Based on signs of marked improvements in customer demand beginning in the second half of 2009, we increased production at most of our facilities and called employees back to work in order to ensure that we were positioned to meet increases in demand. During the fourth quarter of 2009, Tilden and United Taconite began operating at full capacity. Northshore was operating its two large furnaces, and Empire continued to maintain its production levels. Wabush was operating two of its three furnaces with Cliffs taking essentially all of the tonnage. Only Hibbing continued to be fully curtailed.

North American Coal

Following is a summary of North American Coal results for 2009 and 2008:

	(In Millions, except tonnage)
			Change due to
	2009	2008	Rate	Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$207.2	$346.3	$0.9	$(127.1)	$—	$(12.9)	$(139.1)
Cost of goods sold and operating expense	(279.1)	(392.7)	(5.3)	146.7	(40.7)	12.9	113.6

Sales margin	$(71.9)	$(46.4)	$(4.4)	$19.6	$(40.7)	$—	$(25.5)

Sales tons (in thousands)	1,874	3,241
Production tons (in thousands) (1)	1,741	3,468

(1)	Tons are short tons (2,000 pounds).

We reported sales margin losses of $71.9 million and $46.4 million for the years ended December 31, 2009 and 2008, respectively. Revenue of $207.2 million in 2009 was 40 percent lower than revenue in 2008. The decrease in revenue was primarily attributable to a 42 percent decline in sales volume as a result of market conditions which adversely impacted the demand for steel-making raw materials throughout 2009.

Cost of goods sold and operating expense in 2009 decreased $113.6 million or 29 percent from 2008 primarily due to lower sales volume, which resulted in cost reductions of approximately $146.7 million. The decrease in 2009 sales volume also resulted in a decline in freight costs of $12.9 million and a reduction in royalty costs of $7.5 million. In addition, in response to the economic downturn, we decreased spending across the North American Coal business segment and idled production at both the Oak Grove and Pinnacle complexes during 2009. Production curtailments and headcount reductions during 2009 resulted in lower production-related costs, including maintenance, supplies, and labor costs. Headcount reductions resulted in labor and benefit cost reductions of $32.2 million in 2009. Spending on operating supplies and maintenance costs was reduced in 2009 by approximately $26.1 million as we continued to focus on cash conservation and cost management strategies. However, these cost reductions were more than offset by higher cost per ton rates in 2009, due to the impact of lower volume, resulting in an overall unfavorable rate variance of $5.3 million. Cost of goods sold and operating expenses in 2009 were also negatively impacted by an increase in idle expense and production volume variance of $40.7 million related to production curtailments at both mine locations during the year and delays associated with development of longwall panels at Oak Grove in early 2009.

Production

Metallurgical coal demand decreased in 2009 as the steel industry cut back production in response to the global economic slowdown. As a result, we initiated plans in 2009 to align production with customer demand. In West Virginia, production was idled at our Green Ridge mines for part of the year, and production at our Pinnacle mine was temporarily suspended. In Alabama, operating levels were also reduced at our Oak Grove mine. However, production levels began to increase at the end of 2009 due to improvements in market conditions and increases in customer demand. In particular, during the fourth quarter, production increased at Oak Grove and development was also accelerated to avoid downtime in 2010. At Pinnacle, the longwall move was completed and we resumed production in mid-October. These production adjustments at North American Coal resulted in a 2009 annual operating rate of approximately 1.7 million tons. This compares with 2008 production of 3.5 million tons.

The Oak Grove mine was idled towards the end of 2009 due to ventilation, water and roofing issues at the mine. MSHA denied our request to continue limited production while we addressed these issues. Oak Grove continued to operate a continuous miner section to develop future longwall panels. MSHA approval was received on February 9, 2010 for longwall operations to resume.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for 2009 and 2008:

	(In Millions)
			Change due to
	2009	2008	Rate	Volume	Other	Total change
Revenues from product sales and services	$542.1	$769.8	$(257.5)	$72.5	$(42.7)	$(227.7)
Cost of goods sold and operating expense	(454.9)	(421.2)	1.8	(33.8)	(1.7)	(33.7)

Sales margin	$87.2	$348.6	$(255.7)	$38.7	$(44.4)	$(261.4)

Sales metric tons	8.5	7.8
Production metric tons (1)	8.3	7.7

(1)	Metric tons (2,205 pounds). Cockatoo production reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore declined to $87.2 million in 2009 compared with $348.6 million in 2008. Revenue decreased 30 percent in 2009 primarily as a result of lower pricing for lump and fines during the year compared with 2008 prices. While the 2009 benchmark prices for iron ore lump and fines did not settle with all of our customers, we negotiated pricing arrangements with certain customers in China to reflect the decline in steel demand and prices. Pricing decreases in 2009 of 44 percent and 33 percent for lump and fines, respectively, contrasted with settled price increases in 2008 of 97 percent and 80 percent, respectively. Pricing in 2009 was based upon previously reported settlements in Japan and worldwide pressures in the market and remained unchanged from the estimates we made throughout most of 2009. The overall decline in 2009 revenue was partially offset by a favorable variance of $72.5 million due to a nine percent increase in sales volume as a result of increased demand as well as a positive sales mix variance of $34.1 million due to more sales of lump and fines at higher prices and reduced sales of low-grade fines.

Cost of goods sold and operating expenses in 2009 were relatively consistent with 2008. Costs were unfavorably impacted by approximately $38.8 million of amortization expense related to the accounting for the acquisition of the remaining ownership interest in Asia Pacific Iron Ore, which occurred during the second half of 2008. Costs in 2009 also increased by approximately $29.6 million due to higher sales volumes as well as higher shipping costs of $5.3 million due to freight arrangements with customers to secure sales during the period. Increases in costs during 2009 were partially offset by favorable foreign exchange variances of $35.2 million.

Production

Production at Asia Pacific Iron Ore in 2009 was higher than 2008 as a result of increased demand and initiatives taken during the year to improve supply conditions and eliminate certain production and logistics constraints, including rail upgrades and stockpile utilization. Increases in production in 2009 were partially offset by the end of production at Cockatoo Island during 2008.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout 2010, we have taken a balanced approach to the allocation of our capital resources and free cash flow. We have continued to strengthen our balance sheet and enhance financial flexibility, including the completion of two public offerings of senior notes in the aggregate principal amount of $400 million and $1 billion during the first and third quarters of 2010, respectively. All or a portion of the net proceeds from the offerings have been used for the repayment of a portion of other debt obligations, including those related to our investment in Amapá, and have been or may be used for the funding of all or a portion of other strategic transactions, such as the 2010 acquisitions and the pending acquisition of Consolidated Thompson pursuant to the definitive arrangement agreement that was entered into in January 2011 and is subject to the satisfaction or waiver of various closing conditions. Other uses of the proceeds from the $1 billion public offering of senior notes may include general corporate purposes and pending final use, investments in short-term marketable securities.

The following is a summary of significant sources and uses of cash in 2010 and 2009:

	(In Millions)
	2010	2009
Cash and cash equivalents — January 1	$502.7	$179.0
Net cash provided by operating activities	1,320.0	185.7

Significant Investing Transactions
Investment in ventures	$(191.3)	$(81.8)
Rail upgrade in Asia Pacific	(11.0)	(28.8)
Acquisition of Wabush	(101.9)	—
Acquisition of Freewest (1)	(5.3)	—
Acquisition of Spider	(108.0)	—
Acquisition of CLCC	(775.9)	—
Other capital expenditures	(255.9)	(87.5)
Redemption of marketable securities	32.5	5.4
Sale of assets	59.1	28.3

Total	(1,357.7)	(164.4)

Sources (Uses) of Financing
Proceeds from sale of common shares	—	347.3
Net proceeds from issuance of $400 million senior notes	397.8	—
Net proceeds from issuance of $1 billion senior notes	990.3	—
Dividend distributions	(68.9)	(31.9)
Repayment of term loan	(200.0)	—
Net borrowings under credit facility	450.0	3.3
Repayments under credit facility	(450.0)	—

Total	1,119.2	318.7
Other net activity	(17.5)	(16.3)

Cash and cash equivalents — December 31	$1,566.7	$502.7

(1)	The purchase consideration for Freewest included the issuance of 4.2 million common shares valued at $173.1 million and $12.8 million in cash. This amount represents the cash paid for the acquisition of the remaining interest of Freewest, net of the cash acquired through the acquisition.

The following discussion summarizes the significant activities impacting our cash flows during the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $1.3 billion in 2010, compared with $185.7 million in 2009 and $853.2 million in 2008. Operating cash flows in 2010 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of improved economic conditions, operating plans for 2011 reflect increased production and modestly higher prices for iron ore and coal.

The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout 2010, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. The industry continued to show signs of stabilization based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we experienced marked improvements in customer demand and market expectations and increased production at most of our facilities.

Based on current mine plans and subject to future iron ore and coal prices, we expect estimated operating cash flows in 2011 to be greater than our budgeted investments and capital expenditures, expected debt payments, dividends, and other cash requirements. This expectation excludes acquisition activities related to the pending acquisition of Consolidated Thompson. Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

Investing Activities

Net cash used by investing activities was $1.4 billion in 2010, compared with $179.3 million and $795.6 million in 2009 and 2008, respectively. Capital expenditures were $266.9 million, $116.3 million and $182.5 million in 2010, 2009 and 2008, respectively. Investing activities in 2010 also included $26.5 million of capital contributions related to the funding of operations at Amapá as well as $155 million related to the repayment of all Amapá’s debt in 2010. This compares with capital contributions of $70.2 million related to our investment in Amapá during 2009. In February 2010, we completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million. We also completed the acquisition of all of the coal operations of CLCC in July 2010 for an aggregate acquisition price of $775.9 million. During the fourth quarter of 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, increasing our ownership interest to 100 percent and resulting in a total cash investment in Spider of $108 million as of December 31, 2010. In December 2010, our North American Coal segment sold the new longwall plow system at our Pinnacle mine in West Virginia and subsequently leased the longwall back for a period of ten years. We received proceeds of $57.3 million from the sale of the longwall, and the leaseback was accounted for as a capital lease. Significant investing activities in 2009 included the sale of a fleet of Asia Pacific Iron Ore rail cars that were subsequently leased back for a period of ten years. We received proceeds of $23.8 million from the sale of the rail cars, and the leaseback was accounted for as a capital lease.

Non-cash investing activities during 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items during 2010 also included gains of $38.6 million primarily related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2011 will be approximately $700 million. This expectation excludes capital expenditures related to the pending acquisition of Consolidated Thompson. As we continue to increase production into 2011, capital expenditures will include the expansion of our Empire and Tilden mines in Michigan’s Upper Peninsula in order to increase production capacity. The project has currently been approved for capital investments in equipment of approximately $143 million, of which approximately $125 million is expected to be spent in 2011. In Asia Pacific, an expansion project has been approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require an initial capital cash outflow of approximately $195 million, of which approximately $22 million was spent in 2010 and $146 million is expected to be spent in 2011. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. Remaining expenditures for the new longwall plow system of approximately $14 million are expected to be made in 2011. The remaining expenditures are related to the longwall plow system assets pending delivery; therefore, they were not included within the longwall sale-leaseback discussed above. Construction of a new portal at Oak Grove will continue in 2011 in order to improve productivity and support growth and expansion of the mine. The portal requires a total capital investment of approximately $29 million, of which $25 million was committed and $9 million was spent in 2010. Remaining expenditures for the portal of approximately $16 million are expected to be made in 2011. We are also in the process of upgrading the preparation plant at Pinnacle in order to increase product yield and plant availability. The modification project requires a capital investment of approximately $20 million, of which $17 million was spent in 2010. Additional significant capital expenditures are expected in 2011 related to our pending acquisition of Consolidated Thompson.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend between $50 million and $55 million on exploration activities in 2011, which we expect will provide us with opportunities for significant future potential reserve additions globally. Throughout 2010, we incurred expenses of $13.3 million and investments of $16.3 million related to our involvement in exploration activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

The following represents our future cash commitments and contractual obligations as of December 31, 2010:

	Payments Due by Period (1) (In Millions)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt	$1,729.0	$4.0	$270.0	$55.0	$1,400.0
Interest on debt (2)	1,462.3	101.2	190.5	163.1	1,007.5
Operating lease obligations	81.5	21.3	34.1	18.1	8.0
Capital lease obligations	201.9	33.0	60.9	65.9	42.1
Purchase obligations:
Longwall plow system	14.4	14.4	—	—	—
Oak Grove portal project	16.1	16.1	—	—	—
Michigan expansion project	101.0	96.0	5.0	—	—
Koolyanobbing expansion project	99.8	89.6	10.2	—	—
Open purchase orders	216.5	215.4	1.1	—	—
Minimum “take or pay” purchase commitments (3)	407.6	120.8	158.2	87.0	41.6

Total purchase obligations	855.4	552.3	174.5	87.0	41.6
Other long-term liabilities:
Pension funding minimums	328.8	72.5	137.6	96.1	22.6
OPEB claim payments	592.6	40.0	58.8	42.2	451.6
Deferred revenue (6)	215.6	174.7	34.2	6.7	—
Environmental and mine closure obligations	199.1	14.2	10.7	51.2	123.0
FIN 48 obligations (4)	6.6	6.6	—	—	—
Personal injury	20.1	6.1	7.8	4.4	1.8
Other (5)

Total other long-term liabilities	1,362.8	314.1	249.1	200.6	599.0

Total	$5,692.9	$1,025.9	$979.1	$589.7	$3,098.2

(1)	Includes our consolidated obligations.

(2)	For the $325 million senior notes, interest is calculated for the $270 million five-year senior notes using a fixed rate of 6.31 percent from 2011 to maturity in June 2013, and the $55 million seven-year notes, interest is calculated at 6.59 percent from 2010 to maturity in June 2015. For the $400 million senior notes, interest is calculated using a fixed rate of 5.90 percent from 2011 to maturity in March 2020. For the $1 billion senior notes, interest is calculated for the $500 million 10-year notes using a fixed rate of 4.80 percent from 2011 to maturity in October 2020, and the $500 million 30-year notes using a fixed rate of 6.25 percent from 2011 to maturity in October 2040.

(3)	Includes minimum electric power demand charges, minimum coal, diesel and natural gas obligations, minimum railroad transportation obligations, and minimum port facility obligations.

(4)	Includes accrued interest.

(5)	Other contractual obligations of approximately $87.2 million primarily include FIN 48 obligations and deferred income tax amounts for which timing of payment is non-determinable.

(6)	This is for services to be provided in future periods.

Refer to NOTE 17 — COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future purchase commitments and obligations.

Financing Activities

Net cash provided by financing activities in 2010 was $1.1 billion compared with $304.3 million in 2009 and $32.4 million in 2008. Cash flows from financing activities in 2010 primarily included $397.8 million and $990.3 million in net proceeds, respectively, from two public offerings of senior notes, which we completed on March 17, 2010 and September 20, 2010, respectively. A portion of the net proceeds from the $400 million public offering of senior notes were used for the repayment of our $200 million term loan under our credit facility, which we repaid in March 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding of $100.8 million in May 2010. In addition, a portion of the net proceeds were used to fund a portion of the purchase price for the Spider and CLCC acquisitions. A portion of the net proceeds from the $1 billion public offering of senior notes were used for the repayment of the $350 million borrowings outstanding under our credit facility. Other uses of the net proceeds from the $1 billion public offering of senior notes may include general corporate purposes, the funding of strategic acquisitions such as the pending acquisition of Consolidated Thompson and pending final use, investments in short-term marketable securities. Successful execution of these offerings allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market continues to improve in 2011.

In May 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010 and December 1, 2010. In May 2009, our Board of Directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 for the second and third quarters of 2009 in order to enhance financial flexibility. In the fourth quarter of 2009, the dividend was reinstated to its previous level.

Cash flows from financing activities in 2009 primarily included $348 million in net proceeds from the sale of our common shares.

As previously discussed, on January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion. We have currently entered into a $3.7 billion bridge financing commitment to provide for the financing of the arrangement. We intend to arrange permanent financing for the transaction by, among other things, accessing the capital markets depending on market conditions during 2011. A portion of our cash will also be used to fund a portion of the purchase price; however management focus is on maintaining sufficient cash balances to address our future operational needs.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures as of December 31, 2010 and 2009:

	(In Millions)
	December 31, 2010	December 31, 2009
Cash and cash equivalents	$1,566.7	$502.7

Credit facility	$600.0	$800.0
Senior notes	1,725.0	325.0
Senior notes drawn	(1,725.0)	(325.0)
Term loans drawn	—	(200.0)
Letter of credit obligations and other commitments	(64.7)	(31.4)

Borrowing capacity available	$535.3	$568.6

Refer to NOTE 8 — DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of December 31, 2010 and 2009, we were in compliance with each of our financial covenants.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totaled $1.6 billion as of December 31, 2010. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $535.3 million as of December 31, 2010. Effective October 29, 2009, we amended our credit facility agreement, which resulted in improved borrowing flexibility, more liberally defined financial covenants and debt restrictions, and other benefits in exchange for a modest increase in pricing. The combination of cash and the credit facility gives us over $2.0 billion in liquidity entering the first quarter of 2011, which is expected to be used to fund operations and finance strategic transactions such as the pending acquisition of Consolidated Thompson.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. As of December 31, 2010, Amapá repaid its total project debt outstanding, for which we had previously provided a several guarantee on our 30 percent share. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement have been relieved.

Based on our current borrowing capacity and the actions we have taken in response to the global financial crisis to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility, or through exercising the $200 million accordion in our current credit facility. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $400 million public offering of 10-year senior notes in March 2010 and a $1 billion public offering of 10-year and 30-year senior notes in September 2010 provide evidence that capacity in the bond markets has improved for investment grade companies compared to conditions impacting such markets in 2009. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. Accessing the capital markets may provide additional sources of funding, as well as other alternative sources such as lease financing.

Off-Balance Sheet Arrangements

We have operating leases, which are primarily utilized for certain equipment and office space. Aside from this, we do not have any other off-balance sheet financing arrangements.

Market Risks

We are subject to a variety of risks, including those caused by changes in foreign currency exchange rates, interest rates and commodity prices. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. At December 31, 2010, we had $70 million of outstanding exchange rate contracts with varying maturity dates ranging from February 2011 to December 2011 for which we elected hedge accounting, effective October 2010. We also had $230 million of outstanding exchange rate contracts with varying maturity dates ranging from January 2011 to January 2012 that we have been holding as economic hedges, entered into prior to October 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts by approximately $31.2 million, and a 10 percent decrease would reduce the fair value by approximately $26.4 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The pellets produced at our Wabush operation in Canada represented approximately 15 percent of our North American Iron Ore pellet production as of December 31, 2010. This operation is subject to currency exchange fluctuations between the United States and Canadian currency. We do not currently hedge our exposure to this currency exchange fluctuation; however, we plan to enter into hedging instruments in the future to hedge such exposures. The functional currency for Wabush was determined to be the Canadian dollar prior to our acquisition of the remaining interest. At the time, we had a 26.8 percent noncontrolling interest in the mining venture. Our acquisition to obtain full ownership of Wabush and the resulting change in control in February 2010 triggered a reassessment of the accounting principles related to the determination of Wabush’s functional currency during the first quarter of 2010. As a result, effective February 1, 2010, we changed the functional currency of Wabush from the local currency to the U.S. dollar reporting currency primarily due to changes in the nature of intercompany transactions and changes in the structure under which the entity is financed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the business operates.

Interest Rate Risk

Interest payable on our $1 billion, $400 million and $325 million senior notes is at fixed rates. Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which could expose us to the effects of interest rate changes; however, there were no borrowings outstanding under our credit facility as of December 31, 2010.

Pricing Risks

Provisional Pricing Arrangements

During the first quarter of 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. In addition, these changes led to extended pricing negotiations with certain customers during 2010. As a result, we recorded certain shipments made throughout the year on a provisional basis until final settlements were reached. The pricing provisions were characterized as freestanding derivatives, which were marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices were actually settled. The fair value of the instrument was determined based on the forward price expectation of the final price settlement. Therefore, to the extent final prices were higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues was recorded each reporting period until the date of final pricing. We renegotiated the terms of our supply agreements and reached short-term pricing arrangements with our Asia Pacific Iron Ore customers. In addition, we reached final pricing settlements with some of our North American Iron Ore customers through the fourth quarter of 2010 for the 2010 contract year. With respect to the North American Iron Ore customers for which final pricing for the 2010 contract year has not yet been settled as of December 31, 2010, we did not record shipments on a provisional basis due to pending arbitrations. As a result, there are no provisionally priced derivative assets recorded at December 31, 2010. Although pricing has been settled with some of our North American customers for 2010, we are still in the process of assessing the impact a change to the historical annual pricing mechanism will have on certain of our larger existing North American Iron Ore customer supply agreements that extend over multiple years, and negotiations are still ongoing with these customers.

Arbitration

We are currently in discussions with certain of our customers regarding how our supply agreements will take into account the change in international market pricing. Additionally, we currently have arbitrations pending relating to the price adjustment provisions of two supply agreements, as further discussed under Part II – Item 1, Legal Proceedings. These discussions and arbitrations may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. In the event that we are unsuccessful in defending our position, the retroactive revised pricing for 2010 sales under one of the supply agreements could have a material impact on our consolidated results of operations. The outcome and timing of the arbitrations are uncertain.

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

At December 31, 2010, we had a derivative asset of $45.6 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2009, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $100 change in the average hot band steel price realized from the December 31, 2010 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $10 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated North American Iron Ore mining ventures consumed approximately 14.4 million MMBtu’s of natural gas at an average delivered price of $4.82 per MMBtu, and 28.7 million gallons of diesel fuel at an average delivered price of $2.45 per gallon in 2010. Our recently acquired CLCC operations consumed approximately 1.9 million gallons of diesel fuel at an average delivered rate of $2.60 per gallon since the date of acquisition. Consumption of diesel fuel by our Asia Pacific Operations was approximately 13.0 million gallons at an average delivered price of $1.67 per gallon for the same period.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. In addition, we purchased forward contracts for projected natural gas and diesel needs related to our North American Iron Ore operations as a hedge against price volatility during 2010. Such contracts are in quantities expected to be delivered and used in the production process. As of December 31, 2010, all of our natural gas hedge contracts have matured. We have 2011 diesel purchases for a volume of 1.1 million gallons at an average price of $2.36 per gallon. This represents five percent of the total projected usage for 2011. At December 31, 2010, the notional amount of the outstanding diesel fuel forward contracts was $2.5 million. The contracts for 2011 mature at various times through May 2011. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $0.3 million. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $16.9 million in our annual fuel and energy costs base on expected consumption in 2011.

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

Outlook

We anticipate global steel production will continue to grow in 2011, primarily driven by emerging economies such as China, India and Brazil. Based on these dynamics, we continue to have an optimistic outlook for our businesses.

Subsequent to year end, we announced we had entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion, which was unanimously approved by Consolidated Thompson’s board of directors. In addition, we entered into a support agreement with Consolidated Thompson’s largest shareholder, Wuhan Iron and Steel (Group) Corporation of China, along with the directors and certain senior officers of Consolidated Thompson. This transaction is expected to close in early second quarter of 2011, subject to the satisfaction or waiver of various closing conditions. After closing this transaction, we anticipate including this business in subsequent market outlooks.

North American Iron Ore Outlook (Long tons)

For 2011, we are increasing our North American Iron Ore sales volume expectation to approximately 28 million tons, partially as a result of an additional 600,000 tons of sales volume that we expect to recognize in the first quarter of 2011. Revenue was not recognized during the fourth quarter of 2010 for these tons due to payment timing and severe weather conditions on the Great Lakes. The balance of the increase is due to improved market conditions.

Our North American Iron Ore 2011 revenue per ton expectation is $140 to $145, based on the following assumptions:

•	2011 U.S. blast furnace utilization of approximately 70 percent;

•	2011 average hot rolled steel pricing of $650 to $700;

•	2011 settled annual pellet increases of 35 percent from 2010’s pricing; and

•	Successful collection of $300 million associated with the pending arbitration discussed above.

The revenue per ton expectation also considers various contract provisions, lag year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized average revenue per ton for the full year will ultimately depend on increases or decreases for blast furnace pellets from annual 2010 seaborne pellet prices, sales volume levels, customer mix, production input costs and/or steel prices (all factors in our formula-based pricing in the North American Iron Ore business segment) and the final award for the on-going arbitration.

In addition, the following approximate sensitivities could impact actual realized prices:

•

For every 10 percent change from the above expectation for annual blast furnace pellet prices, we expect our average realized revenue per ton in North American Iron Ore to change by approximately $6; and

•	For every $25 change from the estimated 2011 hot rolled steel prices noted above, we expect our average revenue per ton in North American Iron Ore to change by $0.55.

We expect our North American Iron Ore 2011 production volume to be approximately 28 million tons. At this production level, we anticipate our cost per ton to be $65 to $70, with approximately $5 per ton comprised of depreciation, depletion and amortization.

North American Coal Outlook (Short tons F.O.B. the mine)

We are maintaining our 2011 North American Coal sales and production volumes expectation of approximately 6.5 million tons, comprised of 1.0 million tons of thermal coal, 1.5 million tons of high volatile metallurgical coal and 4.0 million tons of low volatile metallurgical coal.

Our North American Coal 2011 revenue per ton expectation is $135 to $140. This revenue per ton estimate is based on the following factors:

•	Virtually all of the expected thermal coal sales volume committed at an average price of $71 per ton;

•	95 percent of the expected high-volatile metallurgical coal sales volume committed at an average of $115 per ton;

•	70 percent of the expected low-volatile metallurgical coal sales volume committed at an average of $150 per ton; and

•	Uncommitted tons of low-volatile metallurgical coal priced at $185 per ton.

In 2011, we anticipate cost per ton for the year of approximately $105 to $110, with approximately $15 per ton comprised of depreciation, depletion and amortization.

Asia Pacific Iron Ore Outlook (metric tons F.O.B. the port)

Asia Pacific Iron Ore 2011 sales and production volumes are expected to be 9 million tons.

Our 2011 Asia Pacific Iron Ore revenue per ton expectation is $175 to $180, based on the following assumptions:

•	The Platts spot price of $187 per ton (C.I.F. China) as of January 31, 2011, is maintained for the remainder of 2011;

•	Pricing for the majority of Chinese customers, which represents approximately 80 percent of the expected sales volume, continues to use a mechanism closely correlated to spot prices;

•	Pricing mechanisms for the majority of Japanese customers, which represents approximately 20 percent of the expected sales volumes, continue to use quarterly lag spot prices; and

•	A product mix of approximately 50 percent lump and 50 percent fines.

We expect costs per ton to be approximately $70 to $75. The year over year increase in the average cost expectation is primarily driven by higher royalties, higher stripping costs and a less favorable foreign exchange rate. Depreciation, depletion and amortization costs per ton are expected to be $12.

The following table provides a summary of our 2011 guidance for these three business segments:

2011 Outlook Summary
	North American Iron Ore (1)	North American Coal (2)	Asia Pacific Iron Ore (3)
	Current Outlook	Current Outlook	Current Outlook
Sales volume (in millions)	28.0	6.5	9.0
Revenue per ton	$140 - $145	$135 - $140	$175 - $180
Cost per ton	$65 - $70	$105 - $110	$70 - $75

(1)	North American Iron Ore tons are reported in long tons.

(2)	North American Coal tons are reported in short tons F.O.B. the mine.

(3)	Asia Pacific Iron Ore tons are reported in metric tons F.O.B. the port.

Outlook for Sonoma Coal and the Amapá Iron Ore Project (metric tons F.O.B. the port)

In 2011, we expect our equity sales and production volume at Sonoma Coal to be 1.6 million tons. The approximate product mix is expected to be two-thirds thermal coal and one-third metallurgical coal. We expect per ton costs to be $105 to $110. The year over year increase in the average cost expectation is primarily driven by higher royalties and an unfavorable exchange rate variance.

We expect the Amapá Iron Ore Project to be modestly profitable in 2011.

SG&A Expenses and Other Expectations

We anticipate SG&A expenses to be approximately $200 million in 2011. We intend to incur the following additional cash outflows:

•	Approximately $50 million to $55 million related to our global exploration activities;

•	Approximately $35 million related to our chromite project in Ontario, Canada; and

•	Approximately $50 million related to Sonoma Coal partner profit sharing.

We anticipate an effective tax rate of approximately 30 percent for the year and depreciation, depletion, and amortization of approximately $360 million.

2011 Capital Budget Update and Other Uses of Cash

Based on the above outlook, we expect to generate more than $2.7 billion in cash from operations in 2011. We expect capital expenditures of approximately $700 million, comprised of approximately $300 million in sustaining capital and approximately $400 million in growth and expansion, including the following projects within our business segments:

North American Iron Ore

•	$125 million related to the previously disclosed extension of our Empire Mine in Michigan to 2014; and

•	$20 million related to increasing production at Wabush to 5.5 million tons by 2013.

North American Coal

•	$45 million related to bringing Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production;

•	$16 million related to the previously disclosed mine shaft construction at our Oak Grove Mine in Alabama; and

•	$14 million related to the previously disclosed long-wall installation at our Pinnacle Mine in West Virginia.

Asia Pacific Iron Ore

•	$146 million related to the previously disclosed infrastructure upgrades at our Koolyanobbing Mine in Western Australia.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 – BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

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

Revenue Recognition

North American Iron Ore Customer Supply Agreements

Most of our North American Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The base price is the primary component of the purchase price for each contract. The inflation-indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we have historically estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. During the third quarter of 2010, we revised our approach for estimating the adjustment factors to include 2010 published pricing settlements realized by other companies in the industry.

With respect to international pellet prices, certain long-term supply agreements reference the previous year’s settled price, in which case, no estimate is required. However, pricing in some of our supply agreements is based upon the international pellet price for the current year. The period during which we must estimate changes in international pellet prices varies year to year based on the timing of final settlement. Historically, contract negotiations were completed and pricing settlements for the upcoming year were reached during the first quarter of the contract year, in which case an estimate was required only for a short period of time and was adjusted to actual prior to reporting first quarter results. This was the case in 2007. As a result, the price adjustment provisions related to international pellet prices were essentially a fixed component of the purchase price for that contract year based upon the timing of settlement. Several instances occurred in both 2009 and 2008, in which contract negotiations were extended with settlement occurring later in the year. Information used in developing the estimate prior to settlement included such factors as previous pricing settlements among other iron ore producers and consumers in the industry, current spot prices, market trends, publications and other industry information. However, based on the timing of settlement, adjustments of our estimate to the actual international pellet price were not material in 2009 or 2008 as a result of having limited shipments to customers with these contract provisions during the first quarter of each respective year.

In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess the impact a change to the historical annual pricing mechanism would have on certain of our larger existing North American Iron Ore customer supply agreements. We reached final pricing settlements with some of our North American Iron Ore customers through the fourth quarter of 2010 for the 2010 contract year. As a result, we recorded certain shipments made throughout the 2010 year on a provisional basis until final settlements were reached. With respect to the North American Iron Ore customers for which final pricing for the 2010 contract year has not yet been settled as of December 31, 2010, we did not record shipments on a provisional basis due to pending arbitrations. Based on the timing of these settlements and the quality of our estimates, adjustments of our provisional pricing estimates were not material during 2010.

The producer price indices remain a provisional component of the sales price throughout the contract year and are estimated each quarter using publicly available forecasts of such indices. The final indices referenced in certain of the North American Iron Ore supply contracts are typically not published by the U.S. Department of Labor until the second quarter of the subsequent year. As a result, we record an adjustment for the difference between the fourth quarter estimate and the final price in the following year. Historically, such adjustments have not been material as they have represented less than half of 1 percent of North American Iron Ore’s revenue for each of the three preceding fiscal years ended December 31, 2009, 2008 and 2007.

In addition, certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s average annual steel pricing for the year the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as an embedded derivative, which is finalized based on a future price, and is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities. At December 31, 2010, we had a derivative asset of $45.6 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2009, based upon the amount of unconsumed tons and the related estimated average hot band steel price.

The customer’s average annual price is not known at the time of sale and the actual price is received on a delayed basis at the end of the year, once the average annual price has been finalized. As a result, we estimate the average price and adjust the estimate to actual in the fourth quarter when the information is provided by the customer at the end of each year. Information used in developing the estimate includes such factors as production and pricing information from the customer, current spot prices, third-party analyst forecasts, publications and other industry information. The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available and the customer’s ability to more accurately determine the average price it will realize for the year. The following represents the historical accuracy of our pricing estimates related to the derivative as well as the impact on revenue resulting from the difference between the estimated price and the actual price for each quarter during 2010, 2009 and 2008 prior to receiving final information from the customer for tons consumed during each year:

	Hot Band Steel Price - Estimate vs. Actual
	2010			2009			2008
	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)
First Quarter	$593	$624	$(0.8)	$528	$523	$1.2	$763	$645	$24.9
Second Quarter	593	634	(12.1)	528	545	(1.3)	763	773	(5.4)
Third Quarter	593	609	(7.0)	528	536	(0.6)	763	794	(17.6)
Fourth Quarter	593	593	—	528	528	—	763	763	—

We estimate that a $100 change in the average hot band steel price realized from the December 31, 2010 estimated price recorded for the unconsumed tons remaining at year-end would cause the fair value of the derivative instrument to increase or decrease by approximately $10 million, thereby impacting our consolidated revenues by the same amount.

Provisional Pricing Arrangements

Historically, certain supply agreements primarily with our Asia Pacific Iron Ore customers provided for revenue or refunds based on the ultimate settlement of annual international benchmark pricing for lump and fines. As a result of the derivative accounting treatment applied to the provisions, revenue reflected the estimated benchmark price until final settlement occurred. Therefore, to the extent final prices were higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues was recorded each reporting period until the date of final pricing. Accordingly, in times of rising iron ore prices, our revenues benefited from higher prices received for contracts priced at the current benchmark price and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling iron ore prices, the opposite occurred. Pricing estimates were primarily based upon reported price settlements in the industry and worldwide pressures in the market.

As discussed above, in 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. Based on timing of these changes, pricing settlements were finalized with customers during each of the 2010 quarters with the exception of the first quarter of 2010. Therefore, provisional pricing estimates were used during the first quarter of 2010 to reflect an increase of 26 percent over 2009 settled prices for both lump and fines based on provisional quarterly index pricing. The pricing estimates for the first quarter of 2010 reflected the increase in steel demand and spot prices for iron ore and were based upon index-pricing mechanisms previously reported in the industry. In addition, sales to our Japanese customers during the first quarter of 2010 reflected 2009 prices based upon contract years of April 1 to March 31.

The following represents the historical accuracy of our provisional price estimates, as well as the impact on Product revenues resulting from the difference between the estimated change in price and the actual change in price for the quarters during 2010, 2009 and 2008 prior to settlement. The derivative instrument recorded during the first quarter of 2010 was settled during the second quarter of 2010 upon the move to short-term pricing arrangements with Asia Pacific Iron Ore customers. The timing of the pricing settlements for 2009 and 2008 is described further in the table below.

	Provisional Price - Estimate vs. Actual
	2010			2009 (1)				2008 (2)
		First Quarter			First Quarter		Second & Third Quarter		First Quarter
Customer (geographic location)	Final Settled Price Decrease (lump/ fines)	Estimated Price Decrease (lump/ fines)	Revenue Impact (3) (in millions)	Final Settled Price Decrease (lump/ fines)	Estimated Price Decrease (lump/ fines)	Revenue Impact (3) (in millions)	Estimated Price Decrease (lump/ fines)	Final Settled Price Increase (lump/ fines)	Estimated Price Increase (lump/ fines)	Revenue Impact (3) (in millions)
Japan	N/A	N/A	$ —	-44%/-33%	-30%/-30%	$ (1.3)	N/A	97%/80%	0.0%	$ —
China	69%/69%	26%/26%	36.7	-44%/-33%	-30%/-30%	(17.1)	-44%/-33%	97%/80%	0.0%	65.0

			$ 36.7			$ (18.4)				$ 65.0

(1)	The 2009 benchmark prices referenced in our Asia Pacific Iron Ore contracts settled with Japan in the second quarter of 2009. We agreed to final prices with our customers in China during the fourth quarter of 2009. Prices with our customers in China were settled at the estimated price decreases and therefore no additional revenue impact was realized during 2009.

(2)	In 2008, Cliffs used 2007 prices as a proxy for 2008 prices prior to settlement. The 2008 benchmark prices referenced in our Asia Pacific Iron Ore contracts settled in the second quarter of 2008.

(3)	The impact on product revenue resulting from the difference between the estimated price and the actual price was recorded in the second quarter of each respective year.

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

We use our mineral reserve estimates combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. Refer to NOTE 10 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives would have a substantial effect on the recorded obligation. We also utilize economic mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Decreases in mineral reserves or mine lives could significantly affect these items.

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

We have a formal policy for environmental protection and restoration. Our obligations for known environmental matters at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the obligation can only be estimated as a range of possible amounts, with no specific amount being more likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available, and which are subject to changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value unless the amount and timing of the cash disbursements can be reasonably estimated. Potential insurance recoveries are not recognized until realized. Refer to NOTE 10 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

At December 31, 2010, we had a valuation allowance of $172.7 million against our deferred tax assets. Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain of our foreign deferred tax assets. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.

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

Goodwill Impairment

In assessing the recoverability of our goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit must be made, including among other things, estimates related to pricing, volume and reserves. The fair value of a reporting unit is estimated using a discounted cash flow valuation model. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year. We determined that the fair value of the reporting units for which goodwill has been assigned was in excess of our carrying value as of December 31, 2010, and that we did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. The fair values were substantially in excess of our carrying values for our North American Iron Ore, North American Coal, and Asia Pacific Iron Ore reporting units. The fair value of our Ferroalloys operating unit was not substantially in excess of our carrying values due the fact that this reporting unit is primarily comprised of the assets acquired and liabilities assumed through the Freewest and Spider acquisitions in 2010. Therefore, our carrying values for the Ferroalloys operating unit were recorded at fair value through the completion of these acquisitions.

In addition to the annual impairment test required under U.S. GAAP, we assessed whether events or circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. Based on the assessment performed, we concluded that there were no such events or changes in circumstances during 2010. Consequently, no goodwill impairment charges were recorded in 2010. Refer to NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on goodwill impairment.

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

We monitor conditions that indicate that the carrying value of an asset or asset group may be impaired. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss exists when projected undiscounted cash flows are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the assets. Fair value can be determined using a market approach, income approach or cost approach. The impairment analysis and fair value determination can result in substantially different outcomes based on critical assumptions and estimates including the quantity and quality of remaining economic ore reserves, future iron ore prices and production costs. Refer to NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on asset impairment.

Employee Retirement Benefit Obligations

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of PinnOak, who became employees of the

Company through the July 2007 acquisition, and employees of CLCC, who became employees of the Company through the July 2010 acquisition. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations.

Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2008 through 2011:

	(In Millions)
	Pension		OPEB
	Funding	Expense	Funding	Expense
2008	$24.9	$20.3	$19.7	$8.6
2009	18.5	50.8	35.7	25.5
2010	45.6	45.6	38.5	24.2
2011 (Estimated)	72.5	38.0	40.0	26.1

Assumptions used in determining the benefit obligations and the value of plan assets for defined benefit pension plans and postretirement benefit plans (primarily retiree healthcare benefits) that we offer are evaluated periodically by management. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets, the medical care cost trend, and the rate of compensation increase are reviewed annually.

As of December 31, 2010, we used the following assumptions:

	Pension and Other Benefits
	2010	2009
U.S. plan discount rate	5.11%	5.66%
Canadian plan discount rate	5.00	(1)
Rate of compensation increase	4.00	4.00
U.S. expected return on plan assets	8.50	(1)
Canadian expected return on plan assets	7.50	(1)

(1)	The Canadian plans were not consolidated into our pension and OPEB obligations prior to the acquisition of the remaining 73.2 percent interest in Wabush in February 2010.

Additionally, on December 31, 2010, we adopted the IRS 2011 prescribed mortality tables (separate pre-retirement and postretirement) to determine the expected life of our plan participants, replacing the IRS 2010 prescribed mortality tables for our U.S. plans. The assumed mortality remained the same as the previous year for our Canadian plans, UP 1994 with full projection.

Following are sensitivities of potential further changes in these key assumptions on the estimated 2011 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2010:

	Increase in Expense (In Millions)		Increase in Benefit Obligation (In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate .25 percent	$1.7	$1.2	$27.5	$14.2
Decrease return on assets 1 percent	7.3	1.9	—	—
Increase medical trend rate 1 percent	N/A	8.7	N/A	51.5

Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance, and healthcare costs, are determined based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets can have a significant impact on our financial condition due to the magnitude of our retirement obligations. Refer to NOTE 11 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS in Item 8 for further information.

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	the ability to successfully complete the pending acquisition of Consolidated Thompson;

•	the ability to successfully integrate acquired companies into our operations, including without limitation, Consolidated Thompson if it is successfully acquired;

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•	the ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the outcome of any contractual disputes with our customers or significant energy, material or service providers;

•	the outcome of any arbitration or litigation;

•	changes in sales volume or mix;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic ore reserves;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	our ability to successfully integrate the operations of our acquired businesses into our operations;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•

impacts of increasing governmental regulation including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity;

•	adverse changes in currency values;

•	the success of our cost-savings efforts;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, disruption of energy, equipment failures and other unexpected events;

•	risks related to international operations,;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. For additional factors affecting the business of Cliffs Natural Resources Inc., refer to Part I — Item 1A. Risk Factors.

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

Statements of Consolidated Financial Position

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,566.7	$502.7
Accounts receivable	359.1	103.5
Inventories	269.2	272.5
Supplies and other inventories	148.1	102.7
Deferred and refundable taxes	43.2	61.4
Derivative assets	82.6	51.5
Other current assets	114.8	66.9

TOTAL CURRENT ASSETS	2,583.7	1,161.2

PROPERTY, PLANT AND EQUIPMENT, NET	3,979.2	2,592.6
OTHER ASSETS
Marketable securities	85.9	88.1
Investments in ventures	514.8	315.1
Goodwill	196.5	74.6
Intangible assets, net	175.8	114.8
Long-term receivables	56.1	49.8
Deferred income taxes	140.3	151.1
Deposits and miscellaneous	45.9	92.0

TOTAL OTHER ASSETS	1,215.3	885.5

TOTAL ASSETS	$7,778.2	$4,639.3

See notes to consolidated financial statements.

Statements of Consolidated Financial Position

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Share Amounts)
	December 31,
	2010	2009
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$266.5	$178.9
Accrued employment costs	129.9	78.4
Income taxes payable	103.4	6.1
State and local taxes payable	38.9	35.1
Below-market sales contracts — current	57.1	30.3
Accrued expenses	136.7	77.4
Deferred revenue	215.6	105.1
Other current liabilities	80.6	59.1

TOTAL CURRENT LIABILITIES	1,028.7	570.4
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	284.9	267.3
Other postretirement benefits	243.1	178.5

TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	528.0	445.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	184.9	124.3
DEFERRED INCOME TAXES	63.7	70.8
SENIOR NOTES	1,713.1	325.0
TERM LOAN	—	200.0
BELOW-MARKET SALES CONTRACTS	164.4	153.3
OTHER LIABILITIES	256.7	212.7

TOTAL LIABILITIES	3,939.5	2,102.3
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Class A — 3,000,000 shares authorized and unissued
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $0.125 per share
Authorized — 224,000,000 shares;
Issued — 138,845,469 shares (2009 — 134,623,528 shares);
Outstanding — 135,456,999 shares (2009 — 130,971,470 shares)	17.3	16.8
Capital in excess of par value of shares	896.3	695.4
Retained Earnings	2,924.1	1,973.1
Cost of 3,388,470 common shares in treasury (2009 — 3,652,058 shares)	(37.7)	(19.9)
Accumulated other comprehensive income (loss)	45.9	(122.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	3,845.9	2,542.8

NONCONTROLLING INTEREST	(7.2)	(5.8)

TOTAL EQUITY	3,838.7	2,537.0

TOTAL LIABILITIES AND EQUITY	$7,778.2	$4,639.3

See notes to consolidated financial statements.

Statements of Consolidated Operations

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2010	2009	2008
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$4,416.8	$2,216.2	$3,294.8
Freight and venture partners’ cost reimbursements	265.4	125.8	314.3

	4,682.2	2,342.0	3,609.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(3,158.7)	(2,033.1)	(2,449.4)

SALES MARGIN	1,523.5	308.9	1,159.7
OTHER OPERATING INCOME (EXPENSE)
Royalties and management fee revenue	12.1	4.8	21.7
Selling, general and administrative expenses	(238.0)	(120.7)	(188.6)
Terminated acquisition costs	—	—	(90.1)
Gain on sale of other assets — net	3.0	13.2	22.8
Casualty recoveries	3.3	—	10.5
Miscellaneous — net	(38.9)	24.0	2.9

	(258.5)	(78.7)	(220.8)

OPERATING INCOME	1,265.0	230.2	938.9
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	40.7	—	—
Changes in fair value of foreign currency contracts, net	39.8	85.7	(188.2)
Interest income	9.9	10.8	26.2
Interest expense	(69.7)	(39.0)	(39.8)
Impairment of securities	(1.2)	—	(25.1)
Other non-operating income	13.7	2.9	4.3

	33.2	60.4	(222.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	1,298.2	290.6	716.3
INCOME TAX EXPENSE	(292.0)	(20.8)	(144.2)
EQUITY INCOME (LOSS) FROM VENTURES	13.5	(65.5)	(35.1)

NET INCOME	1,019.7	204.3	537.0
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST (net of tax of $0.1, $0.3, and $9.1 in 2010, 2009 and 2008)	(0.2)	(0.8)	21.2

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	1,019.9	205.1	515.8
PREFERRED STOCK DIVIDENDS	—	—	(1.1)

INCOME ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$1,019.9	$205.1	$514.7

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS — BASIC	$7.54	$1.64	$5.07

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS — DILUTED	$7.49	$1.63	$4.76

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	135,301	124,998	101,471
Diluted	136,138	125,751	108,288
CASH DIVIDENDS DECLARED PER SHARE	0.51	0.26	0.35

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2010	2009	2008
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$1,019.7	$204.3	$537.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	322.3	236.6	201.1
Derivatives and currency hedges	(39.0)	(204.5)	58.4
Foreign exchange loss (gains)	39.1	(28.1)	—
Share-based compensation	12.5	10.1	21.4
Equity (income) loss in ventures (net of tax)	(13.5)	65.5	35.1
Pensions and other postretirement benefits	8.7	27.3	(32.9)
Deferred income taxes	15.2	60.8	(88.5)
Changes in deferred revenue and below-market sales contracts	39.3	(33.4)	58.0
Impairment of securities	1.2	—	25.1
Gain on acquisition of controlling interests	(40.7)	—	—
Other	8.9	4.6	(3.8)
Changes in operating assets and liabilities:
Receivables and other assets	(204.6)	(24.2)	(55.4)
Inventories	61.2	7.7	(44.6)
Payables and accrued expenses	89.7	(141.0)	142.3

Net cash from operating activities	1,320.0	185.7	853.2
INVESTING ACTIVITIES
Acquisition of controlling interests, net of cash acquired	(994.5)	—	—
Purchase of noncontrolling interests	—	—	(589.5)
Purchase of property, plant and equipment	(266.9)	(116.3)	(182.5)
Investments in ventures	(191.3)	(81.8)	(62.7)
Investment in marketable securities	(6.6)	(14.9)	(30.4)
Redemption of marketable securities	32.5	5.4	17.8
Proceeds from sale of assets	59.1	28.3	41.2
Proceeds from property damage insurance recoveries	—	—	10.5

Net cash used by investing activities	(1,367.7)	(179.3)	(795.6)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	347.3	—
Borrowings under credit facility	450.0	279.7	540.0
Repayments under credit facility	(450.0)	(276.4)	(780.0)
Net proceeds from issuance of senior notes	1,388.1	—	325.0
Repayment of term loan	(200.0)	—	—
Common stock dividends	(68.9)	(31.9)	(36.1)
Repayment of other borrowings	(16.7)	(9.7)	(8.4)
Contributions by (to) joint ventures, net	(1.4)	(8.3)	(10.5)
Other financing activities	(13.5)	3.6	2.4

Net cash from financing activities	1,087.6	304.3	32.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	24.1	13.0	(68.1)

INCREASE IN CASH AND CASH EQUIVALENTS	1,064.0	323.7	21.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	502.7	179.0	157.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,566.7	$502.7	$179.0

See notes to consolidated financial statements.

Statements of Consolidated Changes in Equity

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital In Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2008	87.2	$16.8	$116.6	$1,316.2	$(255.6)	$(30.3)	$117.8	$1,281.5
Comprehensive income
Net income	—	—	—	515.8	—	—	21.2	537.0
Other comprehensive income
Pension and OPEB liability	—	—	—	—	—	(188.5)	(8.0)	(196.5)
Unrealized net loss on marketable securities	—	—	—	—	—	(10.3)	(1.4)	(11.7)
Unrealized net loss on foreign currency translation	—	—	—	—	—	(165.1)	(13.7)	(178.8)
Unrealized loss on interest rate swap	—	—	—	—	—	(0.8)	—	(0.8)
Unrealized gain on derivative instruments	—	—	—	—	—	0.4	0.8	1.2

Total comprehensive income	—	—	—	—	—	—	(1.1)	150.4
Equity purchase of noncontrolling interest	4.3	—	141.8	—	23.2	—	—	165.0
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(111.2)	(111.2)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	(2.9)	(2.9)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	0.7	0.7
PinnOak settlement	4.0	—	131.5	—	21.5	—	—	153.0
Stock and other incentive plans	—	—	19.2	—	0.8	—	—	20.0
Conversion of preferred stock	18.0	—	33.1	5.1	96.3	—	—	134.5
Preferred stock dividends	—	—	—	(1.1)	—	—	—	(1.1)
Common stock dividends	—	—	—	(36.1)	—	—	—	(36.1)

December 31, 2008	113.5	16.8	442.2	1,799.9	(113.8)	(394.6)	3.3	1,753.8
Comprehensive income
Net income	—	—	—	205.1	—	—	(0.8)	204.3
Other comprehensive income
Pension and OPEB liability	—	—	—	—	—	24.2	(2.4)	21.8
Unrealized net gain on marketable securities	—	—	—	—	—	29.5	—	29.5
Unrealized net gain on foreign currency translation	—	—	—	—	—	231.7	—	231.7
Unrealized gain on interest rate swap	—	—	—	—	—	1.7	—	1.7
Reclassification of net gains on derivative financial instruments into net income	—	—	—	—	—	(15.1)	—	(15.1)

Total comprehensive income	—	—	—	—	—	—	(3.2)	473.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	0.1	0.1
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	(6.7)	(6.7)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	0.7	0.7
Issuance of common shares	17.3	—	254.5	—	92.8	—	—	347.3
Purchase of additional noncontrolling interest	—	—	(5.4)	—	—	—	—	(5.4)
Stock and other incentive plans	0.2	—	4.1	—	0.9	—	—	5.0
Conversion of preferred stock	—	—	—	—	0.2	—	—	0.2
Common stock dividends	—	—	—	(31.9)	—	—	—	(31.9)

December 31, 2009	131.0	16.8	695.4	1,973.1	(19.9)	(122.6)	(5.8)	2,537.0

Cliffs Natural Resources Inc. and Subsidiaries — (Continued)

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital In Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
Comprehensive income
Net income	—	—	—	1,019.9	—	—	(0.2)	1,019.7
Other comprehensive income
Pension and OPEB liability	—	—	—	—	—	14.0	0.8	14.8
Unrealized net gain on marketable securities	—	—	—	—	—	4.2	—	4.2
Unrealized net gain on foreign currency translation	—	—	—	—	—	151.6	—	151.6
Reclassification of net gains on derivative financial instruments into net income	—	—	—	—	—	(3.2)	—	(3.2)
Unrealized gain on derivative instruments	—	—	—	—	—	1.9	—	1.9

Total comprehensive income							0.6	1,189.0
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	(4.5)	(4.5)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	3.0	3.0
Purchase of additional noncontrolling interest	—	—	(1.6)	—	—	—	—	(1.6)
Acquisition of controlling interest	4.2	0.5	172.6	—	—	—	—	173.1
Stock and other incentive plans	0.3	—	19.4	—	(7.3)	—	—	12.1
Common stock dividends	—	—	—	(68.9)	—	—	—	(68.9)
Other	—	—	10.5	—	(10.5)	—	—	—

December 31, 2010	135.5	$17.3	$896.3	$2,924.1	$(37.7)	$45.9	$(7.2)	$3,838.7

See notes to consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

Business Summary

We are an international mining and natural resources company, the largest producer of iron ore pellets in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, and in Ontario, Canada, we have recently acquired Ring of Fire properties. Our operations also include our 95 percent controlling interest in renewaFUEL located in Michigan. Our company’s operations are organized and managed according to product category and geographic location: North American Iron Ore; North American Coal; Asia Pacific Iron Ore; Asia Pacific Coal; Latin American Iron Ore; Alternative Energies; Ferroalloys; and our Global Exploration Group.

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

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Canada	100.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
renewaFUEL	Michigan	95.0%	Biomass
Freewest	Canada	100.0%	Chromite
Spider	Canada	100.0%	Chromite

Intercompany transactions and balances are eliminated upon consolidation.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On January 27, 2010, we acquired all of the outstanding shares of Freewest, a Canadian-based mineral exploration company, for C$1.00 per share, thereby increasing our ownership interest in Freewest to 100 percent. The consolidated financial statements as of and for the period ended December 31, 2010 reflect the acquisition of the remaining interest in Freewest since that date. At December 31, 2009, our ownership in Freewest represented approximately 12.4 percent of its outstanding shares; we did not exercise significant influence, and the investment was classified as an available-for-sale security. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

On February 1, 2010, we acquired the remaining 73.2 percent interest in Wabush, thereby increasing our ownership interest to 100 percent. The consolidated financial statements as of and for the period ended December 31, 2010 reflect the acquisition of the remaining interest in Wabush since that date. At December 31, 2009, our 26.8 percent ownership interest in Wabush was accounted for as an equity method investment. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived and we increased our ownership percentage to 52 percent, representing a majority of the common shares outstanding on a fully-diluted basis. Subsequently, we extended the cash offer to permit additional shares to be tendered and taken up, thereby increasing our ownership percentage in Spider to 85 percent as of July 26, 2010. Effective October 6, 2010, we completed the acquisition of all of the remaining shares of Spider through an amalgamation. Consequently, we own 100 percent of Spider as of December 31, 2010 and have obtained majority ownership of the “Big Daddy” chromite deposit located in Northern Ontario. The consolidated financial statements as of and for the period ended December 31, 2010 reflect our 100 percent ownership interest in Spider. Prior to the acquisition date, our ownership in Spider represented approximately four percent of its issued and outstanding shares; we did not exercise significant influence, and the investment was classified as an available-for-sale security. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

On July 30, 2010, we acquired all of the coal operations of privately-owned INR, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. CLCC is a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. The consolidated financial statements as of and for the period ended December 31, 2010 reflect our 100 percent ownership interest in CLCC since the date of acquisition. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

In January 2009, we adopted the amended provisions of FASB ASC 810 related to noncontrolling interests in consolidated financial statements, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Our noncontrolling interests primarily relate to majority-owned subsidiaries within our North American Iron Ore business segment. The mining ventures function as captive cost companies, as they supply products only to their owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset entirely by an equal amount included in cost of goods sold and operating expenses, resulting in no sales margin reflected in noncontrolling interest participants. As a result, the adoption of the amendments to FASB ASC 810 did not have a material impact on our consolidated results of operations with respect to these subsidiaries.

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

Inventories

The following table presents the detail of our Inventories on the Statements of Consolidated Financial Position at December 31, 2010 and 2009:

	(In Millions)
	2010			2009
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-In Process	Total Inventory
North American Iron Ore	$144.6	$30.9	$175.5	$172.7	$18.4	$191.1
North American Coal	16.1	19.8	35.9	14.9	1.4	16.3
Asia Pacific Iron Ore	34.7	20.4	55.1	28.6	31.7	60.3
Other	2.6	0.1	2.7	1.6	3.2	4.8

Total	$198.0	$71.2	$269.2	$217.8	$54.7	$272.5

North American Iron Ore

North American Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. The excess of current cost over LIFO cost of iron ore inventories was $112.4 million and $81.4 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, the product inventory balance for North American Iron Ore declined to $144.6 million, resulting in liquidation of LIFO layers in 2010. The effect of the inventory reduction was a decrease in Cost of good sold and operating expenses of $4.6 million in the Statements of Consolidated Operations for the year ended December 31, 2010. As of December 31, 2009, the product inventory balance for North American Iron Ore increased to $172.7 million, resulting in an additional LIFO layer being added during the year.

We had approximately 0.8 million tons and 1.2 million tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2010 and 2009, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. We track the movement of the inventory and verify the quantities on hand.

North American Coal

North American Coal product inventories are stated at the lower of cost or market. Cost of coal inventories includes labor, supplies and operating overhead and related costs and is calculated using the average production cost. We maintain ownership until coal is loaded into rail cars at the mine for domestic sales and until loaded in the vessels at the terminal for export sales. We recorded lower-of-cost-or-market inventory charges of $26.1 million in Cost of good sold and operating expenses on the Statements of Consolidated Operations for the year ended December 31, 2010. These charges were a result of operational and geological issues at our Pinnacle and Oak Grove mines during the year.

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

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks. Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

Asia Pacific Iron Ore

Our Asia Pacific Iron Ore properties are stated at cost. Depreciation is calculated by the straight-line method or production output basis provided over the following estimated useful lives:

Asset Class	Basis	Life
Plant and equipment	Straight line	5 -10 Years
Plant and equipment and mine assets	Production output	10 Years
Motor vehicles, furniture & equipment	Straight line	3 - 5 Years

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2010 and 2009:

	(In Millions)
	December 31,
	2010	2009
Land rights and mineral rights	$3,019.9	$1,877.3
Office and information technology	60.4	53.7
Buildings	107.6	77.3
Mining equipment	628.5	381.0
Processing equipment	658.8	499.5
Railroad equipment	122.9	92.2
Electric power facilities	54.4	60.0
Port facilities	64.0	52.5
Interest capitalized during construction	19.4	18.9
Land improvements	25.0	22.4
Other	36.0	41.6
Construction in progress	140.0	81.7

	4,936.9	3,258.1
Allowance for depreciation and depletion	(957.7)	(665.5)

	$3,979.2	$2,592.6

We recorded depreciation expense of $165.4 million, $120.6 million, and $113.5 million on the Statements of Consolidated Operations for the years ended December 31, 2010, 2009, and 2008, respectively.

The costs capitalized and classified as Land rights and mineral rights represent lands where we own the surface and/or mineral rights. The value of the land rights is split between surface only, surface and minerals, and minerals only.

Our North American Coal operation leases coal mining rights from third parties through lease agreements. The lease agreements are for varying terms and extend through the earlier of their lease termination date or until all merchantable and mineable coal has been extracted. Our interest in coal reserves and resources was valued using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from coal operations over the life of the reserves.

Our Asia Pacific Iron Ore, Wabush, and United Taconite operation’s interest in iron ore reserves and resources was valued using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the mines.

The net book value of the land rights and mineral rights as of December 31, 2010 and 2009 is as follows:

	(In Millions)
	December 31,
	2010	2009
Land rights	$36.8	$29.0

Mineral rights:
Cost	$2,983.1	$1,848.3
Less depletion	376.4	243.8

Net mineral rights	$2,606.7	$1,604.5

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Allowances for depreciation and depletion. We recorded depletion expense of $95.5 million, $68.1 million and $66.6 million on the Statements of Consolidated Operations for the years ended December 31, 2010, 2009 and 2008, respectively.

We review iron ore and coal reserves based on current expectations of revenues and costs, which are subject to change. Iron ore and coal reserves include only proven and probable quantities which can be economically and legally mined and processed utilizing existing technology.

Capitalized Stripping Costs

Stripping costs during the development of a mine, before production begins, are capitalized as a part of the depreciable cost of building, developing and constructing a mine. These capitalized costs are amortized over the productive life of the mine using the units of production method. The productive phase of a mine is deemed to have begun when saleable minerals are extracted (produced) from an ore body, regardless of the level of production. The production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for purposes of obtaining access to an ore body. The stripping costs incurred in the production phase of a mine are variable production costs included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.

Stripping costs related to expansion of a mining asset of proven and probable reserves are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.

Marketable Securities

Our marketable securities consist of debt and equity instruments and are classified as either held-to-maturity or available-for-sale. Securities investments that we have the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Investments in marketable equity securities that are being held for an indefinite period are classified as available-for-sale. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. In addition, we review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost, and the existence of a credit loss in relation to our debt securities. If a decline in fair value is judged other than temporary, the basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included as a realized loss. For our held-to-maturity debt securities, if the fair value is less than cost, and we do not expect to recover the entire amortized cost basis of the security, the other-than-temporary impairment is separated into the amount representing the credit loss, which is recognized in earnings, and the amount representing all other factors, which is recognized in Accumulated other comprehensive income (loss). Refer to NOTE 4 — MARKETABLE SECURITIES for additional information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Investments in Ventures

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Consolidated Financial Position. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	December 31, 2010	December 31, 2009
Amapá	Investments in ventures	30	$461.3	$272.4
AusQuest	Investments in ventures	30	24.1	22.7
Cockatoo	Investments in ventures	50	10.5	9.1
Wabush (1)	Other liabilities	100	—	(11.4)
Hibbing	Other liabilities	23	(5.8)	(11.6)
Other	Investments in ventures		18.9	10.9

			$509.0	$292.1

(1)	On February 1, 2010, we acquired U.S. Steel Canada’s 44.6 percent interest and ArcelorMittal Dofasco’s 28.6 percent interest in Wabush, thereby increasing our ownership interest in Wabush from 26.8 percent as of December 31, 2009 to 100 percent as of December 31, 2010. Refer to NOTE 5 — ACQUISITIONS & OTHER INVESTMENTS for further information.

Amapá

Our 30 percent ownership interest in Amapá, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from Amapá is reflected as Equity income (loss) from ventures on the Statements of Consolidated Operations. The financial information of Amapá included in our financial statements is for the periods ended November 30, 2010, 2009 and 2008 and as of November 30, 2010 and 2009. The earlier cut-off is to allow for sufficient time needed by Amapá to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review by the Company. There were no intervening transactions or events that materially affected Amapá’s financial position or results of operations that were not reflected in our year-end financial statements.

AusQuest

On September 11, 2008, we announced a strategic alliance and subscription and option agreement with AusQuest, a diversified Australian exploration company. Under the agreement, we acquired a 30 percent fully diluted interest in AusQuest through a staged issuance of shares and options. Our 30 percent ownership interest in AusQuest, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from AusQuest is reflected as Equity income (loss) from ventures on the Statements of Consolidated Operations. The financial information of AusQuest included in our financial statements is for the periods ended November 30, 2010, 2009 and 2008 and as of November 30, 2010 and 2009 since the date of acquisition. The earlier cut-off is to allow for sufficient time needed by AusQuest to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review and approval by the Company. There were no intervening transactions or events that materially affected AusQuest’s financial position or results of operations that were not reflected in our year-end financial statements.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Hibbing and Cockatoo Island

Investments in certain joint ventures (Cockatoo Island and Hibbing) in which our ownership is 50 percent or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining venture’s production to its cost, reflecting the cost-based nature of our participation in unconsolidated ventures.

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

•

CAWO, a wholly owned subsidiary of CAC, owns a facility that prepares the extracted coal for sale (the “Washplant”) and receives 40 percent of Sonoma coal production in exchange for providing coal washing services to the remaining Sonoma participants.

•	SMM is the appointed operator of the mine assets, non-mine assets, and the Washplant. We own a 45 percent interest in SMM.

•	Sonoma Sales, a wholly owned subsidiary of QCoal, is the sales agent for the participants of the coal extracted and processed in the Sonoma Project.

The objective of Sonoma is to mine and process coking and thermal coal for the benefit of the participants. Pursuant to the terms of the agreements that comprise the Sonoma Project, at the time of investment in 2007, Cliffs through CAC paid $34.9 million for an 8.33 percent undivided interest in the Mining Assets and a 45 percent undivided interest in the Non-Mining Assets and other expenditures, and paid $85.2 million to construct the Washplant. In 2010, 2009 and 2008, we invested an additional $3.3 million, $8.6 million and $12.8 million, respectively, in the project, for a total investment of approximately $144.8 million.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. We had goodwill of $196.5 million and $74.6 million recorded on the Statements of Consolidated Financial Position at December 31, 2010 and 2009, respectively. In accordance with the provisions of ASC 350, we compare the fair value of the respective reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

We evaluate goodwill for impairment in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may not be recoverable. Based on the assessment performed, we concluded that there were no such events or changes in circumstances during 2010. We determined that the fair value of the reporting units was in excess of our carrying value as of December 31, 2010, and that we did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. Consequently, no goodwill impairment charges were recorded in 2010. Refer to NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Asset Impairment

Long-Lived Assets and Intangible Assets

We monitor conditions that may affect the carrying value of our long-lived and intangible assets when events and circumstances indicate that the carrying value of the asset groups may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss exists when projected undiscounted cash flows are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the assets. Fair value can be determined using a market approach, income approach or cost approach. We did not record any such impairment charges in 2010, 2009 or 2008.

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

Our investment in Amapá resulted in equity income of $17.2 million in 2010 compared with an equity loss of $62.2 million in 2009. The investment’s equity income in 2010 was a result of nearly break-even operating results during the year combined with the reversal of the debt guarantee, upon repayment of total project debt outstanding, and the reversal of certain accruals. The equity losses in 2009 resulted from start-up costs and production delays resulting in the determination that indicators of impairment may exist relative to our investment in Amapá. Although Amapá’s results improved throughout 2010, we continued to perform a quarterly assessment of the potential impairment of our investment, most recently in the fourth quarter of 2010, using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value at each reporting period. Based upon the analyses performed, we have determined that our investment is not impaired as of December 31, 2010. In assessing the recoverability of our investment in Amapá, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the investment must be made, including among other things, estimates related to pricing, volume and resources. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for our investment in the period such determination is made. We will continue to evaluate the results of our investment on a quarterly basis.

Fair Value Measurements

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

•	Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2010 and 2009 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. If quoted market prices are not available, then fair

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. In these instances, the valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument, and the related financial instrument is therefore classified within Level 2 of the valuation hierarchy. Level 2 securities include short-term investments for which the value of each investment is a function of the purchase price, purchase yield, and maturity date.

Marketable Securities

Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at December 31, 2010 and 2009 include available-for-sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

Derivative Financial Instruments

Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Such derivative financial instruments include substantially all of our foreign currency exchange contracts and derivative financial instruments that are valued based upon published pricing settlements realized by other companies in the industry. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, are classified within Level 3 of the valuation hierarchy.

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

In January 2010, we adopted the amended guidance on fair value to add new disclosures about transfers into and out of Levels 1 and 2. Our policy is to recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels.

Refer to NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS and NOTE 11 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

Pensions and Other Postretirement Benefits

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of PinnOak and CLCC, who became employees of the Company through the July 2007 and July 2010 acquisitions, respectively. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the related Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations.

We recognize the funded status of our postretirement benefit obligations on our December 31, 2010 and 2009 Statements of Consolidated Financial Position based on the market value of plan assets and the actuarial present value of our retirement obligations on that date. For each plan, we determine if the plan assets exceed the benefit obligations or vice-versa. If the plan assets exceed the retirement obligations, the amount of the surplus is

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are charged to Accumulated other comprehensive income (loss).

The market value of plan assets is measured at the year-end balance sheet date. The PBO is determined based upon an actuarial estimate of the present value of pension benefits to be paid to current employees and retirees. The APBO represents an actuarial estimate of the present value of OPEB benefits to be paid to current employees and retirees.

The actuarial estimates of the PBO and APBO retirement obligations incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. For the U.S. plans, the discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. For the Canadian plans, the discount rate is determined by calculating the single level discount rate that, when applied to a particular cash flow pattern, produces the same present value as discounting the cash flow pattern using spot rates generated from a high-quality corporate bond yield curve. The remaining assumptions are based on our estimates of future events incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Consolidated Statements of Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. In addition, the net periodic cost is affected by the anticipated income from the return on invested assets, as well as the income or expense resulting from the recognition of previously deferred items. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in plan assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. See NOTE 11 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

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

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. See NOTE 10 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Environmental Remediation Costs

We have a formal policy for environmental protection and restoration. Our mining and exploration activities are subject to various laws and regulations governing protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and regulations in all material respects. Our environmental liabilities, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements can be reasonably estimated. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. Potential insurance recoveries have not been reflected in the determination of the liabilities. See NOTE 10 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

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

The following table is a summary of reimbursements in our North American Iron Ore operations for the years ended December 31, 2010, 2009 and 2008:

	(In Millions)
	Year Ended December 31,
	2010	2009	2008
Reimbursements for:
Freight	$83.6	$22.4	$98.5
Venture partners’ cost	139.8	71.3	170.8

Total reimbursements	$223.4	$93.7	$269.3

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

North American Coal

We recognize revenue when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales in 2010, 2009 and 2008 included reimbursement for freight charges paid on behalf of customers of $42.0 million, $32.1 million and $45.0 million, respectively.

Asia Pacific Iron Ore

Sales revenue is recognized at the F.O.B. point, which is generally when the product is loaded into the vessel.

Deferred Revenue

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount is repaid in 2013. Installment amounts received under this arrangement in excess of sales are classified as Deferred revenue on the Statement of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement upon shipment of the pellets. As of December 31, 2010 and 2009, installment amounts received in excess of sales totaled $58.1 million and $23.2 million, respectively, which were recorded as Deferred revenue on the Statement of Consolidated Financial Position.

In 2010 and 2009, certain customers purchased and paid for 2.4 million tons and 0.9 million tons of pellets, respectively, in order to meet minimum contractual purchase requirements for each year under the terms of take-or-pay contracts. The inventory was stored at our facilities in upper lakes stockpiles. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $155.3 million and $81.9 million, respectively, was deferred on the December 31, 2010 and 2009 Statements of Consolidated Financial Position. As of December 31, 2010, all of the 0.9 million tons that were deferred at the end of 2009 were delivered, resulting in the related revenue being recognized in 2010 upon shipment.

Repairs and Maintenance

Repairs, maintenance and replacement of components are expensed as incurred. The cost of major power plant overhauls is capitalized and depreciated over the estimated useful life, which is the period until the next scheduled overhaul, generally five years. All other planned and unplanned repairs and maintenance costs are expensed when incurred.

Share-Based Compensation

We adopted the fair value recognition provisions of ASC 718 effective January 1, 2006 using the modified prospective transition method. Under restricted stock plans awarded prior to January 1, 2006, we continued to recognize compensation cost for awards to retiree-eligible employees without substantive forfeiture risk over the nominal vesting period. This recognition method differs from the requirements for immediate recognition for awards granted with similar provisions after the January 1, 2006 adoption.

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

Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense are classified as financing cash flows. Refer to NOTE 12 — STOCK COMPENSATION PLANS for additional information.

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

Accounting for uncertainty in income taxes recognized in the financial statements requires that a tax benefit from an uncertain tax position be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. See NOTE 13 — INCOME TAXES for further information.

Earnings Per Share

We present both basic and diluted EPS amounts. Basic EPS are calculated by dividing income attributable to Cliffs common shareholders by the weighted average number of common shares outstanding during the period presented. Diluted EPS are calculated by dividing net income attributable to Cliffs shareholders by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury share method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 16 — EARNINGS PER SHARE for further information.

Foreign Currency Translation

The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive income (loss). Where the U.S. dollar is the functional currency, translation adjustments are recorded in the Statements of Consolidated Operations. Income taxes are generally not provided for foreign currency translation adjustments.

Retrospective Adjustments

During the second half of 2010, we retrospectively recorded adjustments to the Wabush purchase price allocation back to the date of acquisition that occurred during the first quarter of 2010. Therefore, the financial statements for the three months ended March 31, 2010 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $22.0 million and a decrease to Net Income Attributable to Cliffs Shareholders of $16.1 million, respectively, on the Statements of Unaudited Condensed Consolidated Operations. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.12 per common share, respectively. In addition, Retained Earnings on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 has been decreased by $16.1 million for the effect of these retrospective adjustments. Accordingly, such amounts are reflected in the consolidated financial statements as of and for the period ended December 31, 2010. Refer to NOTE 5 — ACQUISITIONS AND OTHER INVESTMENTS and NOTE 21 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) for additional information.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the consolidation guidance for VIE, amended in June of 2009. The amendment was issued in response to perceived shortcomings in the consolidation model that were highlighted by recent market events, including concerns about the ability to structure transactions under the current guidance to avoid consolidation, balanced with the need for more relevant, timely, and reliable information about an enterprise’s involvement in a VIE. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a VIE, (3) changes to when it is necessary to reassess who should consolidate a VIE, and (4) additional disclosures of information related to a company’s interest in a VIE. The new guidance was effective January 1, 2010 for calendar year-end companies. The adoption of this amendment did not have a material impact on our consolidated financial statements.

In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of the guidance required for the period beginning January 1, 2010; however, adoption of this amendment did not have a material impact on our consolidated financial statements. We will adopt the provisions of the guidance required for the period beginning January 1, 2011, beginning with the interim period ended March 31, 2011.

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

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 2 — SEGMENT REPORTING

Our company’s primary operations are organized and managed according to product category and geographic location: North American Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and our Global Exploration Group. The North American Iron Ore segment is comprised of our interests in six North American mines that provide iron ore to the integrated steel industry. The North American Coal segment is comprised of our five metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Alternative Energies operating segment is comprised of our 95 percent interest in renewaFUEL located in Michigan. The Ferroalloys operating segment is comprised of our recently acquired interests in chromite deposits in Northern Ontario, Canada. Our Global Exploration Group was established in 2009 and is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our reportable segments for the years ended December 31, 2010, 2009 and 2008, including a reconciliation of segment sales margin to income from continuing operations before income taxes and equity income (loss) from ventures:

	(In Millions)
	2010		2009		2008
Revenues from product sales and services:
North American Iron Ore	$2,921.4	62%	$1,447.8	62%	$2,369.6	66%
North American Coal	438.2	9%	207.2	9%	346.3	10%
Asia Pacific Iron Ore	1,123.9	24%	542.1	23%	769.8	21%
Other	198.7	5%	144.9	6%	123.4	3%

Total revenues from product sales and services for reportable segments	$4,682.2	100%	$2,342.0	100%	$3,609.1	100%

Sales margin:
North American Iron Ore	$922.0		$275.5		$804.3
North American Coal	(28.6)		(71.9)		(46.4)
Asia Pacific Iron Ore	566.2		87.2		348.6
Other	63.9		18.1		53.2

Sales margin	1,523.5		308.9		1,159.7
Other operating expense	(258.5)		(78.7)		(220.8)
Other income (expense)	33.2		60.4		(222.6)

Income from continuing operations before income taxes and equity income (loss) from ventures	$1,298.2		$290.6		$716.3

Depreciation, depletion and amortization:
North American Iron Ore	$103.6		$74.3		$66.0
North American Coal	60.4		38.2		51.5
Asia Pacific Iron Ore	133.9		110.6		73.7
Other	24.4		13.5		9.9

Total depreciation, depletion and amortization	$322.3		$236.6		$201.1

Capital additions (1):
North American Iron Ore	$103.5		$42.6		$53.3
North American Coal	89.5		20.8		96.6
Asia Pacific Iron Ore	53.6		96.2		67.8
Other	29.2		8.6		14.9

Total capital additions	$275.8		$168.2		$232.6

Assets:
North American Iron Ore	$2,166.7		$1,478.9
North American Coal	1,623.8		765.0
Asia Pacific Iron Ore	1,195.3		1,388.2
Other	1,257.8		300.0

Total segment assets	6,243.6		3,932.1
Corporate	1,534.6		707.2

Total assets	$7,778.2		$4,639.3

(1)	Includes capital lease additions.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)
	2010	2009	2008
Revenue (1)
United States	$1,966.4	$1,049.5	$1,617.0
China	1,262.0	711.5	774.2
Canada	696.5	236.6	573.6
Japan	311.1	157.4	263.4
Other countries	446.2	187.0	380.9

Total revenue	$4,682.2	$2,342.0	$3,609.1

Long-lived assets
United States	$2,498.8	$1,686.2
Australia	973.7	906.4
Canada	506.7	—

Total long-lived assets	$3,979.2	$2,592.6

(1)	Revenue is attributed to countries based on the location of the customer and includes both Product sales and services.

Concentrations in Revenue

We have three customers which individually account for more than 10 percent of our consolidated product revenue in 2010. Total revenue from these customers represents approximately $1.8 billion, $1.0 billion and $1.6 billion of our total consolidated product revenue in 2010, 2009 and 2008, respectively, and is attributable to our North American Iron Ore and North American Coal business segments.

The following table represents the percentage of our total revenue contributed by each category of products and services in 2010, 2009 and 2008:

	2010	2009	2008
Revenue Category
Iron ore	81%	81%	79%
Coal	13	14	12
Freight and venture partners’ cost reimbursements	6	5	9

Total revenue	100%	100%	100%

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Consolidated Financial Position as of December 31, 2010 and 2009:

	(In Millions)
	Derivative Assets
	December 31, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$2.8		$—

Total derivatives designated as hedging instruments under ASC 815		$2.8		$—

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$34.2	Derivative assets (current)	$4.2
	Deposits and miscellaneous	2.0	Deposits and miscellaneous	—
Customer Supply Agreements	Derivative assets (current)	45.6	Derivative assets (current)	47.3
	Deposits and miscellaneous	—	Deposits and miscellaneous	15.9

Total derivatives not designated as hedging instruments under ASC 815		81.8		$67.4

Total derivatives		$84.6		$67.4

There were no derivative instruments classified as a liability as of December 31, 2010 and 2009.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales. We use forward exchange contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. U.S. currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective October 1, 2010, we elected hedge accounting for certain types of our foreign exchange contracts entered into subsequent to September 30, 2010. These instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested at inception and at each reporting period as to effectiveness. Our hedging policy allows no more than 75 percent of anticipated operating costs for up to 12 months and no more than 50 percent of operating costs for up to 24 months. If and when these hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2010, we had outstanding exchange rate contracts with a notional amount of $70 million in the form of forward exchange contracts with varying maturity dates ranging from February 2011 to December 2011.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive income (loss) on the Statements of Consolidated Financial Position. Unrealized gains of $1.9 million were recorded as of December 31, 2010 related to these hedge contracts. Any ineffectiveness is recognized immediately in income and as of December 31, 2010, there was no ineffectiveness recorded for these foreign exchange contracts. Of the amounts recorded in Accumulated other comprehensive income (loss), we estimate that $1.9 million will be reclassified to Changes in fair value of foreign currency contracts, net in the next 12 months upon maturity of the related contracts.

The following summarizes the effect of our derivatives designated as hedging instruments on Accumulated other comprehensive income (loss) and the Statements of Consolidated Operations for the years ended December 31, 2010, 2009 and 2008:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Foreign Exchange Contracts (hedge designation)	$1.9	$—	$—	Product Revenue	$—	$—	$—	Miscellaneous -net	$—	$—	$—
Foreign Exchange Contracts (prior to de-designation)	—	—	32.1	Product Revenue	3.2	15.1	35.5	Miscellaneous -net	—	—	(8.6)

Total	$1.9	$—	$32.1		$3.2	$15.1	$35.5		$—	$—	$(8.6)

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts

Effective July 1, 2008, we discontinued hedge accounting for foreign exchange contracts entered into for all outstanding contracts at the time and continued to hold such instruments as economic hedges to manage currency risk as described above. We entered into additional foreign exchange contracts during the first nine months of 2010. We did not designate hedge accounting for any of these foreign exchange contracts. As of December 31, 2010, we had outstanding exchange rate contracts with a notional amount of $230 million in the form of call options, collar options, and forward exchange contracts with varying maturity dates ranging from January 2011 to January 2012. This compares with outstanding exchange rate contracts with a notional amount of $108.5 million as of December 31, 2009. Effective October 1, 2010, we re-elected hedge accounting for certain types of our foreign exchange contracts entered into subsequent to September 30, 2010 as discussed above.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Consolidated Operations. For the year ended December 31, 2010, the change in fair value of our foreign currency contracts resulted in net gains of $39.8 million, based on the Australian to U.S. dollar spot rate of 1.02 at December 31, 2010. For the year ended December 31, 2009, the change in fair value of our foreign currency contracts resulted in net gains of $85.7 million, based on the Australian to U.S. dollar spot rate of 0.90 at December 31, 2009. The amounts that were previously recorded as a component of Accumulated other

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

comprehensive income (loss) are reclassified to earnings and a corresponding realized gain or loss is recognized upon maturity of the related contracts. For the year ended December 31, 2010, we reclassified gains of $3.2 million from Accumulated other comprehensive income (loss) related to contracts that matured during the year, and recorded the amounts as Product revenues on the Statements of Consolidated Operations. In 2009, gains of $15.1 million were reclassified to earnings. As of December 31, 2010, approximately $0.7 million of gains remains in Accumulated other comprehensive income (loss) related to the effective cash flow hedge contracts prior to de-designation. We estimate the remaining $0.7 million will be reclassified to Product revenues in the next 12 months upon maturity of the related contracts.

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

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative and is required to be accounted for separately from the base contract price. The embedded derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $120.2 million, $22.2 million and $225.5 million as Product revenues on the Statements of Consolidated Operations for the years ended December 31, 2010, 2009 and 2008, respectively, related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $45.6 million and $63.2 million, respectively, on the December 31, 2010 and 2009 Statements of Consolidated Financial Position.

Provisional Pricing Arrangements

In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Asia Pacific Iron Ore customers. Based on timing of these changes, pricing settlements were finalized with customers during each of the 2010 quarters with the exception of the first quarter of 2010. The provisional pricing arrangements related to first quarter shipments were subsequently settled during the second quarter of 2010. In addition, we reached final pricing settlement with some of our North American Iron Ore customers for the 2010 contract year. Prior to final pricing settlements, we recorded certain shipments made during 2010 on a provisional basis until final settlement was reached. The pricing provisions for both our Asia Pacific Iron Ore and North American customers were characterized as freestanding derivatives and were required to be accounted for separately once the products were shipped. The derivative instruments, which were settled and billed once final pricing settlement for the 2010 contract year was reached, were marked to fair value as revenue adjustments each reporting period based upon the estimated forward settlement until prices were actually settled. We recognized $960.7 million as Product revenues in the Statement of Consolidated Operations for the year ended December 31, 2010 under these pricing provisions. As of December 31, 2010, all of these

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

revenues have been realized due to the pricing settlements that occurred with our Asia Pacific Iron Ore customers during the second quarter and North American customers through the fourth quarter of 2010. For the year ended December 31, 2009, we recognized a reduction in Product revenues of $28.2 million under provisional pricing arrangements.

Upon the settlement of pricing provisions with some of our North American Iron Ore customers in the fourth quarter of 2010, the derivative instrument was settled and therefore is not reflected on the Statement of Consolidated Financial Position at December 31, 2010. With respect to the North American Iron Ore customers for which final pricing for the 2010 contract year has not yet been settled as of December 31, 2010, we did not record shipments on a provisional basis due to pending arbitrations. In 2009, the derivative instrument was settled in the fourth quarter upon settlement of the pricing provisions with each of our customers, and is therefore not reflected on the Statements of Consolidated Financial Position at December 31, 2009.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Consolidated Operations for the years ended December 31, 2010, 2009 and 2008:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Year ended December 31,
		2010	2009	2008
Foreign Exchange Contracts	Product Revenues	$11.1	$5.4	$32.6
Foreign Exchange Contracts	Changes in fair value of foreign currency contracts, net	39.8	85.7	(188.2)
Foreign Exchange Contracts	Miscellaneous - net	—	—	(8.6)
Customer Supply Agreements	Product Revenues	120.2	22.2	225.5
Provisional Pricing Arrangements	Product Revenues	960.7	(28.2)	(7.7)
United Taconite Purchase Provision	Product Revenues	—	106.5	74.8

Total		$1,131.8	$191.6	$128.4

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

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010 and 2009, we had $85.9 million and $81.0 million, respectively, of marketable securities classified as available for sale. Marketable securities classified as available-for-sale are stated at fair value, with unrealized holding gains and losses included in Accumulated other comprehensive income (loss). The cost, gross unrealized gains and losses and fair value of securities classified as available-for-sale at December 31, 2010 and 2009 are summarized as follows:

	(In Millions)
	December 31, 2010
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$33.2	$52.7	$—	$85.9

	(In Millions)
	December 31, 2009
	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Equity securities
(without contractual maturity)	$35.6	$46.1	$(0.7)	$81.0

KWG

We own 111.7 million shares of KWG common stock, representing 19.4 percent of its outstanding shares. KWG is an exploration stage company that participates in the discovery of chromite deposits in Northern Ontario. KWG holds a 26.5 percent interest in the “Big Daddy” chromite deposit, which we obtained majority ownership over during the second half of 2010. We do not exercise significant influence over KWG as of the reporting date, and the investment is classified as an available-for-sale security. Accordingly, we record unrealized mark-to-market changes in the fair value of the investment through Accumulated other comprehensive income (loss) each reporting period, unless the loss is deemed to be other than temporary.

Pluton Resources

In 2009, Asia Pacific Iron Ore completed the sale of its 50 percent interest in the Irvine Island iron ore project to its joint venture partner, Pluton Resources. The consideration received consisted of a cash payment of approximately $5 million and the issuance of 19.4 million shares of Pluton Resources, all of which resulted in recognition of a gain on sale amounting to $12.1 million. Our interest in Pluton Resources is approximately 10.9 percent at December 31, 2010. We do not exercise significant influence over Pluton as of the reporting date, and the investment is classified as an available-for-sale security. Accordingly, we record unrealized mark-to-market changes in the fair value of the investment through Accumulated other comprehensive income (loss) each reporting period, unless the loss is deemed to be other than temporary.

PolyMet

We own 9.2 million shares of PolyMet common stock, representing 6.0 percent of issued shares as a result of the sale of certain land, crushing and concentrating and other ancillary facilities located at our Cliffs Erie site (formerly owned by LTVSMC) to PolyMet. We have the right to participate in up to 6.0 percent of any future financing, and PolyMet has the first right to acquire or place our shares should we choose to sell. We classify the shares as available-for-sale and record unrealized mark-to-market changes in the fair value of the shares through Accumulated other comprehensive income (loss) each reporting period, unless the loss is deemed to be other than temporary.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Golden West

During 2008, we acquired 24.3 million shares of Golden West, a Western Australia iron ore exploration company. Golden West owns the Wiluna West exploration ore project in Western Australia, containing a resource of 126 million metric tons of ore. The investment provides Asia Pacific Iron Ore a strategic interest in Golden West and Wiluna West. Our ownership in Golden West represents approximately 14.8 percent of its outstanding shares at December 31, 2010. Acquisition of the shares represented an original investment of approximately $22 million. We do not exercise significant influence, and at December 31, 2010 and 2009, the investment is classified as an available-for-sale security. Accordingly, we record unrealized mark-to-market changes in the fair value of the investment through Accumulated other comprehensive income (loss) each reporting period, unless the loss is deemed to be other than temporary.

Quest

Through our acquisition of the remaining shares of Freewest in January 2010, we acquired 4.2 million shares of Quest, a Canadian-based exploration company focused on the discovery of rare earth deposit opportunities. We sold approximately 3.6 million of our acquired ownership interest in Quest during the second half of 2010 for proceeds of $17.2 million, resulting in a realized gain of $6.3 million recognized as Other non-operating income on the Statements of Consolidated Operations. Our remaining interest in Quest, consisting of 0.6 million shares as of December 31, 2010, is classified as an available-for-sale security and we record unrealized mark-to-market changes in the fair value of the investment through Accumulated other comprehensive income (loss) each reporting period, unless the loss is deemed to be other than temporary.

NOTE 5 — ACQUISITIONS AND OTHER INVESTMENTS

Acquisitions

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Wabush

We acquired entities from our former partners that held their respective interests in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. Our full ownership of Wabush has been included in the consolidated financial statements since that date. The acquisition date fair value of the consideration transferred totaled $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest has increased our North American Iron Ore equity production capacity by approximately 4.0 million tons and has added more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

Prior to the acquisition date, we accounted for our 26.8 percent interest in Wabush as an equity-method investment. We initially recognized an acquisition date fair value of the previous equity interest of $39.7 million, and a gain of $47.0 million as a result of remeasuring our prior equity interest in Wabush held before the business combination. The gain was recognized in the first quarter of 2010 and was included in Gain on acquisition of controlling interests in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010.

In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income (loss). Based on this process the acquisition date fair value of the previous equity interest was adjusted to $38 million. The changes required to finalize the U.S. and Canadian deferred tax valuations and to incorporate

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

additional information on assumed asset retirement obligations offset to a net decrease of $1.7 million in the fair value of the equity interest from the initial purchase price allocation. Thus, the gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income (loss) of $20.3 million, was adjusted to $25 million for the period ended December 31, 2010.

Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill and Gain on acquisition of controlling interests, made during the second half of 2010, back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Consolidated Operations for the year ended December 31, 2010, but have been excluded from the three months ended September 30, 2010 and December 31, 2010, respectively. We finalized the purchase price allocation for the acquisition of Wabush during the fourth quarter of 2010. A comparison of the initial and final purchase price allocation has been provided in the following table.

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$88.0	$88.0	$—
Working capital adjustments	15.0	15.0	—

Fair value of total consideration transferred	103.0	103.0	—
Fair value of Cliffs’ equity interest in Wabush held prior to acquisition of remaining interest	39.7	38.0	(1.7)

	$142.7	$141.0	$(1.7)

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
In-process inventories	$21.8	$21.8	$—
Supplies and other inventories	43.6	43.6	—
Other current assets	13.2	13.2	—
Mineral rights	85.1	84.4	(0.7)
Plant and equipment	146.3	147.8	1.5
Intangible assets	66.4	66.4	—
Other assets	16.3	19.3	3.0

Total identifiable assets acquired	392.7	396.5	3.8
LIABILITIES:
Current liabilities	(48.1)	(48.1)	—
Pension and OPEB obligations	(80.6)	(80.6)	—
Mine closure obligations	(39.6)	(53.4)	(13.8)
Below-market sales contracts	(67.7)	(67.7)	—
Deferred taxes	(20.5)	—	20.5
Other liabilities	(8.9)	(8.8)	0.1

Total identifiable liabilities assumed	(265.4)	(258.6)	6.8

Total identifiable net assets acquired	127.3	137.9	10.6
Goodwill	15.4	3.1	(12.3)

Total net assets acquired	$142.7	$141.0	$(1.7)

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The significant changes to the final purchase price allocation from the initial allocation were due primarily to the allocation of deferred taxes between the existing equity interest in Wabush and the acquired portion, and additional asset retirement obligations noted related to the Wabush operations.

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

The $3.1 million of goodwill resulting from the acquisition was assigned to our North American Iron Ore business segment. The goodwill recognized is primarily attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the goodwill is expected to be deductible for income tax purposes.

Refer to NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base-metal properties in Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario Canada, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that could form the foundation of North America’s only ferrochrome production operation. The planned mine is expected to produce 1 million to 2 million metric tons of high-grade chromite ore annually, which would be further processed into 400 thousand to 800 thousand metric tons of ferrochrome. Total purchase consideration for the acquisition was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition date fair value of the consideration transferred was determined based upon the closing market price of our common shares on the acquisition date.

Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million in the first quarter of 2010 as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Consolidated Operations for the year ended December 31, 2010.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the consideration paid for Freewest and the fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation in the fourth quarter of 2010. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill, made during the fourth quarter of 2010, back to the date of acquisition. We adjusted the initial purchase price allocation for the acquisition of Freewest in the fourth quarter of 2010 as follows:

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Equity instruments (4.2 million Cliffs common shares)	$173.1	$173.1	$—
Cash	12.8	12.8	—

Fair value of total consideration transferred	185.9	185.9	—
Fair value of Cliffs’ ownership interest in Freewest held prior to acquisition of remaining interest	27.4	27.4	—

	$213.3	$213.3	$—

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$7.7	$7.7	$—
Other current assets	1.4	1.4	—
Mineral rights	252.8	244.0	(8.8)
Marketable securities	12.1	12.1	—

Total identifiable assets acquired	274.0	265.2	(8.8)
LIABILITIES:
Accounts payable	(3.3)	(3.3)	—
Long-term deferred tax liabilities	(57.4)	(54.3)	3.1

Total identifiable liabilities assumed	(60.7)	(57.6)	3.1

Total identifiable net assets acquired	213.3	207.6	(5.7)
Goodwill	—	5.7	5.7

Total net assets acquired	$213.3	$213.3	$—

The significant changes to the final purchase price allocation from the initial allocation were primarily due to changes to the fair value adjustment for mineral rights that resulted from the finalization of certain assumptions used in the valuation models utilized to determine the fair values.

The $5.7 million of goodwill resulting from the finalization of the purchase price allocation was assigned to our Ferroalloys business segment. The goodwill recognized is primarily attributable to obtaining a controlling interest in Freewest. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Spider

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. As of June 30, 2010, we held 27.4 million shares of Spider, representing approximately four percent of its issued and outstanding shares. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived, and we consequently acquired all of the common shares that were validly tendered as of that date. When combined with our prior ownership interest, the additional shares acquired increased our ownership percentage to 52 percent on the date of acquisition, representing a majority of the common shares outstanding on a fully-diluted basis. Our 52 percent ownership of Spider was included in the consolidated financial statements since the July 6, 2010 acquisition date, and Spider was included as a component of our Ferroalloys operating segment. The acquisition date fair value of the consideration transferred totaled a cash purchase price of $56.9 million. Subsequent to the acquisition date, we extended the cash offer to permit additional shares to be tendered and taken up, thereby increasing our ownership percentage in Spider to 85 percent as of July 26, 2010. Effective October 6, 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, bringing our ownership percentage to 100 percent as of December 31, 2010. As noted above, through our acquisition of Freewest during the first quarter of 2010, we acquired an interest in the Ring of Fire properties in Northern Ontario, which comprise three premier chromite deposits. The Spider acquisition allowed us to obtain majority ownership of the “Big Daddy” chromite deposit, based on Spider’s ownership percentage in this deposit of 26.5 percent.

Prior to the July 6, 2010 acquisition date, we accounted for our four percent interest in Spider as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $4.9 million, which was determined based upon the closing market price of the 27.4 million previously owned shares on the acquisition date.

The acquisition date fair value of the 48 percent noncontrolling interest in Spider was estimated to be $51.9 million, which was determined based upon the closing market price of the 290.5 million shares of noncontrolling interest on the acquisition date.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the consideration paid for Spider and the fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation in the fourth quarter of 2010. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill, made during the fourth quarter of 2010, back to the date of acquisition. We adjusted the initial purchase price allocation for the acquisition of Spider in the fourth quarter of 2010 as follows:

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$56.9	$56.9	$—

Fair value of total consideration transferred	56.9	56.9	—
Fair value of Cliffs’ ownership interest in Spider held prior to acquisition of remaining interest	4.9	4.9	—

	$61.8	$61.8	$—

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$9.0	$9.0	$—
Other current assets	4.5	4.5	—
Mineral rights	31.0	35.3	4.3

Total identifiable assets acquired	44.5	48.8	4.3
LIABILITIES:
Other current liabilities	(5.2)	(5.2)	—
Long-term deferred tax liabilities	(2.7)	(5.1)	(2.4)

Total identifiable liabilities assumed	(7.9)	(10.3)	(2.4)

Total identifiable net assets acquired	36.6	38.5	1.9
Goodwill	77.1	75.2	(1.9)
Noncontrolling interest in Spider	(51.9)	(51.9)	—

Total net assets acquired	$61.8	$61.8	$—

The significant changes to the final purchase price allocation from the initial allocation were primarily due to changes to the fair value adjustment for mineral rights that resulted from the finalization of certain assumptions used in the valuation models utilized to determine the fair values.

The $75.2 million of goodwill resulting from the acquisition was assigned to our Ferroalloys business segment. The goodwill recognized is primarily attributable to obtaining majority ownership of the “Big Daddy” chromite deposit. When combined with the interest we acquired in the Ring of Fire properties through our acquisition of Freewest, we now control three premier chromite deposits in Northern Ontario, Canada. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

CLCC

On July 30, 2010, we acquired the coal operations of privately-owned INR, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. Our

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

full ownership of CLCC has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our North American Coal segment. The acquisition date fair value of the consideration transferred totaled $775.9 million, which consisted of a cash purchase price of $757 million and a working capital adjustment of $18.9 million.

CLCC is a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. CLCC’s operations include two underground continuous mining method metallurgical coal mines and one open surface thermal coal mine. The acquisition includes a metallurgical and thermal coal mining complex with a coal preparation and processing facility as well as a large, long-life reserve base with an estimated 59 million tons of metallurgical coal and 62 million tons of thermal coal. This reserve base increases our total global reserve base to over 166 million tons of metallurgical coal and over 67 million tons of thermal coal. This acquisition represents an opportunity for us to add complementary high-quality coal products and provides certain advantages, including among other things, long-life mine assets, operational flexibility, and new equipment. When combined with our current coal production in West Virginia, Alabama and Queensland, Australia, we estimate 2011 global equity production capacity of approximately 9 million tons at a split of approximately 7 million tons of metallurgical coal and 2 million tons of thermal coal.

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

	(In Millions)
	Initial Allocation	Revised Allocation	Change
Consideration
Cash	$757.0	$757.0	$—
Working capital adjustments	17.5	18.9	(1.4)

Fair value of total consideration transferred	$774.5	$775.9	$(1.4)

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Product inventories	$20.0	$20.0	$—
Other current assets	11.8	11.8	—
Land and mineral rights	640.3	640.3	—
Plant and equipment	111.1	111.1	—
Deferred taxes	16.5	16.0	0.5
Intangible assets	7.5	7.5	—
Other non-current assets	0.8	0.8	—

Total identifiable assets acquired	808.0	807.5	0.5
LIABILITIES:
Current liabilities	(22.8)	(24.1)	1.3
Mine closure obligations	(2.8)	(2.8)	—
Below-market sales contracts	(32.6)	(32.6)	—

Total identifiable liabilities assumed	(58.2)	(59.5)	1.3

Total identifiable net assets acquired	749.8	748.0	1.8
Preliminary goodwill	24.7	27.9	(3.2)

Total net assets acquired	$774.5	$775.9	$(1.4)

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

The $27.9 million of preliminary goodwill resulting from the acquisition was assigned to our North American Coal business segment. The preliminary goodwill recognized is primarily attributable to the addition of complementary high-quality coal products to our existing operations and operational flexibility. None of the preliminary goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

As our fair value estimates remain materially unchanged from the third quarter of 2010, there were no significant changes to the purchase price allocation from the initial allocation reported for the period ended September 30, 2010. We expect to finalize the purchase price allocation for the acquisition of CLCC in the first half of 2011.

With regard to each of the acquisitions discussed above, pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit during 2010 and 2009:

	(In Millions)
	December 31, 2010					December 31, 2009
	North American Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	North American Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$—	$72.6	$—	$74.6	$2.0	$—	$2.0
Arising in business combinations	3.1	27.9	—	80.9	111.9	—	68.3	68.3
Impact of foreign currency translation	—	—	10.0	—	10.0	—	4.3	4.3

Ending Balance	$5.1	$27.9	$82.6	$80.9	$196.5	$2.0	$72.6	$74.6

The increase in the balance of goodwill as of December 31, 2010 includes the assignment to goodwill of $80.9 million related to the finalization of the purchase price allocation for the acquisition of a controlling interest in Freewest and Spider and the assignment to preliminary goodwill of $27.9 million related to the acquisition of CLCC. In addition, the goodwill balance as December 31, 2010 includes the assignment of $3.1 million to goodwill based on the finalization of the purchase price allocation for the acquisition of the remaining interest in Wabush. The balance of $196.5 million and $74.6 million as of December 31, 2010 and 2009, respectively, is presented as Goodwill on the Statements of Consolidated Financial Position. Refer to NOTE 5 — ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities at December 31, 2010 and 2009:

		(In Millions)
		December 31, 2010			December 31, 2009
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$132.4	$(16.3)	$116.1	$120.3	$(8.2)	$112.1
Utility contracts	Intangible assets, net	54.7	(10.2)	44.5	—	—	—
Easements	Intangible assets, net	11.7	(0.4)	11.3	—	—	—
Leases	Intangible assets, net	5.2	(2.9)	2.3	3.1	(2.8)	0.3
Unpatented technology	Intangible assets, net	4.0	(2.4)	1.6	4.0	(1.6)	2.4

Total intangible assets		$208.0	$(32.2)	$175.8	$127.4	$(12.6)	$114.8

Below-market sales contracts	Below-market sales contracts - current	$(77.0)	$19.9	$(57.1)	$(30.3)	$—	$(30.3)
Below-market sales contracts	Below-Market Sales Contracts	(252.3)	87.9	(164.4)	(198.7)	45.4	(153.3)

Total below-market sales contracts		$(329.3)	$107.8	$(221.5)	$(229.0)	$45.4	$(183.6)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $19.6 million, $9.8 million and $2.8 million, respectively, for the years ended December 31, 2010, 2009 and 2008, and is recognized in Cost of goods sold and operating expenses on the Statements of Consolidated Operations. The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2011	$18.2
2012	18.2
2013	17.3
2014	17.3
2015	6.2

Total	$77.2

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which range from 3.5 to 8.5 years. For the years ended December 31, 2010, 2009 and 2008, we recognized $62.4 million, $30.3 million and $15.1 million, respectively, in Product revenues related to the below-market sales contracts. The following amounts will be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2011	$58.3
2012	48.8
2013	45.3
2014	23.0
2015	23.0

Total	$198.4

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at December 31, 2010 and 2009:

	(In Millions)
	December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$1,307.2	$—	$—	$1,307.2
Derivative assets	—	—	45.6	45.6
U.S. marketable securities	22.0	—	—	22.0
International marketable securities	63.9	—	—	63.9
Foreign exchange contracts	—	39.0	—	39.0

Total	$1,393.1	$39.0	$45.6	$1,477.7

	(In Millions)
	December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$376.0	$—	$—	$376.0
Derivative assets	—	—	63.2	63.2
U.S. marketable securities	28.2	—	—	28.2
International marketable securities	52.8	—	—	52.8
Foreign exchange contracts	—	4.2	—	4.2

Total	$457.0	$4.2	$63.2	$524.4

There were no financial instruments measured at fair value that were in a liability position at December 31, 2010 and 2009.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial assets classified in Level 1 at December 31, 2010 and 2009 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At December 31, 2010 and 2009, such derivative financial instruments include substantially all of our foreign exchange hedge contracts. The fair value of the foreign exchange hedge contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The Level 2 derivative assets in 2010 also consisted of freestanding derivatives related to certain supply agreements with our North American Iron Ore customers. As a result of a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system, we have been negotiating the terms of certain of our customer supply agreements and recorded certain shipments made during 2010 on a provisional basis until final settlement was reached with some of our customers through the fourth quarter of 2010. The pricing provisions were characterized as freestanding derivatives and were required to be accounted for separately once the product was shipped. The derivative instrument, which was settled and billed once final pricing settlements were reached, was marked to fair value as a revenue adjustment each reporting period. During the third quarter of 2010, we revised the inputs used to determine the fair value of these derivatives to include 2010 published pricing settlements realized by other companies in the industry. Prior to this change, the fair value was primarily determined based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2010. Based on these changes to the determination of the fair value, we transferred $161.8 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy during the third quarter of 2010. The fair value of our derivatives was determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk. The derivative instrument was settled in the fourth quarter of 2010, upon settlement of the pricing provisions with some of our North American Iron Ore customers, and is therefore not reflected in the Statement of Consolidated Financial Position at December 31, 2010. With respect to the North American Iron Ore customers for which final pricing for the 2010 contract year has not yet been settled as of December 31, 2010, we did not record shipments on a provisional basis due pending arbitrations.

The derivative financial asset classified within Level 3 at December 31, 2010 and 2009 is an embedded derivative instrument included in certain supply agreements with one of our North American Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of December 31, 2010. As noted above, there was a transfer from Level 3 to Level 2 during the third quarter of 2010, as reflected in the table below. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

	(In Millions)
	Derivative Assets (Level 3)
	Year Ended December 31,
	2010	2009
Beginning balance — January 1	$63.2	$76.6
Total gains (losses)
Included in earnings	851.7	22.2
Included in other comprehensive income	—	—
Settlements	(707.5)	(35.6)
Transfers out of Level 3	(161.8)	—

Ending balance — December 31	$45.6	$63.2

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$120.2	$22.2

Gains and losses included in earnings are reported in Product revenue on the Statements of Consolidated Operations for the years ended December 31, 2010 and 2009.

The carrying amount and fair value of our long-term receivables and long-term debt at December 31, 2010 and 2009 were as follows:

	(In Millions)
	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$19.5	$21.4	$17.5
ArcelorMittal USA — Ispat receivable	32.8	38.9	38.3	45.7
Other	8.1	8.1	—	—

Total long-term receivables (1)	$63.2	$66.5	$59.7	$63.2

Long-term debt:
Senior notes — $1 billion	$990.3	$972.5	$—	$—
Senior notes — $400 million	397.8	422.8	—	—
Senior notes — $325 million	325.0	355.6	325.0	332.9
Term loan	—	—	200.0	200.0
Customer borrowings	4.0	4.0	4.6	4.6

Total long-term debt	$1,717.1	$1,754.9	$529.6	$537.5

(1)	Includes current portion.

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of December 31, 2010, we have a receivable of $22.3 million recorded in Long-term receivables on the Statement of Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $21.4 million recorded as of December 31, 2009. The fair value of the receivable of $19.5 million and $17.5 million at December 31, 2010 and 2009, respectively, is based on a discount rate of 4.4 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $32.8 million and $38.3 million at December 31, 2010 and 2009, respectively. The fair value of the receivable of $38.9 million and $45.7 million at December 31, 2010 and 2009, respectively, is based on a discount rate of 3.7 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 8 — DEBT AND CREDIT FACILITIES for further information.

NOTE 8 — DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of December 31, 2010 and 2009:

	($ in Millions)
	December 31, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Face Amount	Total Long-Term Debt
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	$500.0	$499.0	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(4)
$400 Million Senior Notes	Fixed	5.90%	2020	400.0	397.8	(3)
$325 Million Private Placement Senior Notes:
Series 2008A — Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A — Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility: (1)
Revolving loan	Variable	—%	2012	600.0	—	(2)

Total				$2,325.0	$1,713.1

	December 31, 2009
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Face Amount	Total Long-Term Debt
$325 Million Private Placement Senior Notes:
Series 2008A — Tranche A	Fixed	6.31%	2013	$270.0	$270.0
Series 2008A — Tranche B	Fixed	6.59%	2015	55.0	55.0
$800 Million Credit Facility:
Term loan	Variable	1.43%	2012	200.0	200.0
Revolving loan	Variable	—%	2012	600.0	—	(2)

Total				$1,125.0	$525.0

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	The $200 million term loan was repaid in full on March 31, 2010.

(2)	As of December 31, 2010 and 2009, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $64.7 million and $31.4 million, respectively, reducing available borrowing capacity to $535.3 million and $568.6 million, respectively.

(3)	As of December 31, 2010, the $400 million senior notes were recorded at par value of $400 million less unamortized discounts of $2.2 million, based on an imputed interest rate of 5.98 percent.

(4)	As of December 31, 2010, the $500 million 4.80 percent 2020 senior notes and the $500 million 6.25 percent 2040 senior notes were recorded at par values of $500 million less unamortized discounts of $1.0 million and $8.7 million, respectively, based on imputed interest rates of 4.83 percent and 6.38 percent, respectively.

$1 Billion Senior Notes Offering

On September 20, 2010, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $500 million aggregate principal amount at 4.80 percent due October 1, 2020, and a 30-year tranche of $500 million aggregate principal amount at 6.25 percent due October 1, 2040. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on April 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally with all of our other existing and future senior unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.

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

The senior notes may be redeemed any time at our option after 30 days but within no more than 60 days of notice to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points with respect to the 2020 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs with respect to the notes, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

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

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The senior notes may be redeemed any time at our option after 30 days but within no more than 60 days of notice to the note holders. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis, plus accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

The terms of the senior notes contain certain customary covenants; however, there are no financial covenants.

$325 Million Private Placement Senior Notes

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

The terms of the private placement senior notes contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to Consolidated EBITDA, as those terms are defined in the agreement, for the preceding four quarters cannot exceed 3.25 to 1.0 on the last day of any fiscal quarter) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). As of December 31, 2010 and 2009, we were in compliance with the financial covenants in the note purchase agreement.

Credit Facility

On August 17, 2007, we entered into a five-year unsecured credit facility with a syndicate of 13 financial institutions. Effective October 29, 2009, we amended the terms of our $800 million credit facility. The amendment resulted in, among other things, an increase in the sub-limit for letters of credit from $50 million to $150 million, the addition of multi-currency letters of credit, and more liberally defined financial covenants and debt restrictions. An increase of 50 basis points to the annual LIBOR margin resulted from this amendment. The $200 million term loan was repaid in full on March 31, 2010. As of December 31, 2010, the facility provides $600 million in borrowing capacity, comprised of revolving loans, swing loans and letters of credit.

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

The credit facility has two financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to Consolidated EBITDA, as those terms are defined in the agreement, for the preceding four quarters cannot exceed 3.25 to 1.0 on the last day of any fiscal quarter) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). Prior to the October 29, 2009 credit facility amendment the interest coverage ratio was calculated based on Consolidated EBIT to Interest Expense for the preceding four quarters and could not be less than 3.0 to 1.0 on the last day of any fiscal quarter. The amendment provides more liberally defined financial covenants. As of December 31, 2010 and 2009, we were in compliance with the financial covenants in the credit agreement.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a new A$40 million ($40.7 million) bank contingent instrument facility and cash advance facility to replace the existing A$40 million multi-option facility, which was extended through June 30, 2010 and subsequently renewed until June 30, 2011. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of December 31, 2010, the outstanding bank guarantees under this facility totaled A$24 million ($24.4 million), thereby reducing borrowing capacity to A$16 million ($16.3 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of December 31, 2010, we were in compliance with these financial covenants.

Latin America

At December 31, 2009, Amapá had total project debt outstanding of approximately $530 million, for which we provided a several guarantee on our 30 percent share. During 2010, Amapá repaid its total project debt outstanding. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment, our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed through Equity income (loss) from ventures in the Statements of Consolidated Operations for the year ended December 31, 2010. The fair value was estimated using a discounted cash flow model based upon the spread between guaranteed and non-guaranteed debt over the period the debt was expected to be outstanding.

Debt Maturities

Maturities of long-term debt instruments based on the principal amounts outstanding at December 31, 2010, total $270 million in 2013, $55 million in 2015 and $1.4 billion thereafter.

Refer to NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 9 — LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $24.2 million, $25.5 million and $20.8 million in 2010, 2009 and 2008, respectively. Capital lease assets were $283.2 million and $167.1 million at December 31, 2010 and 2009, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $92.7 million and $41.5 million at December 31, 2010 and 2009, respectively.

In December 2010, our North American Coal segment entered into a sale-leaseback arrangement. Under the arrangement, we sold the new longwall plow system at our Pinnacle mine in West Virginia and leased it back for a period of five years. The sale-leaseback arrangement was specific to the assets at the time of the agreement and does not include the longwall plow system assets pending delivery. The leaseback has been accounted for as a capital lease. We recorded assets and liabilities under the capital lease of $57.3 million, reflecting the lower of the present value of the minimum lease payments or the fair value of the asset.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2010 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2011	$46.5		$21.3
2012	43.5		17.1
2013	37.6		17.0
2014	37.1		12.4
2015	41.3		5.7
2016 and thereafter	47.7		8.0

Total minimum lease payments	253.7		$81.5

Amounts representing interest	51.8

Present value of net minimum lease payments	$201.9	(1)

(1)	The total is comprised of $33.7 million and $168.2 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Consolidated Financial Position at December 31, 2010.

Total minimum capital lease payments of $253.7 million include $166.4 million for our Asia Pacific Iron Ore segment, $64.1 million for our North American Coal segment, $21.9 million for our North American Iron Ore segment and $1.3 million for our Corporate segment, respectively. Total minimum operating lease payments of $81.5 million include $52.3 million for our North American Iron Ore segment, $18.4 million for our Corporate segment, and $10.8 million for our Asia Pacific Iron Ore, North American Coal and Other segments.

NOTE 10 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $199.1 million and $132.3 million at December 31, 2010 and 2009, respectively. Payments in 2010 were $10.6 million compared with $1.6 million in 2009. The following is a summary of the obligations at December 31, 2010 and 2009:

	(In Millions)
	December 31,
	2010	2009
Environmental	$13.7	$14.5
Mine closure
LTVSMC	17.1	13.9
Operating mines:
North American Iron Ore	112.0	56.9
North American Coal	34.7	30.3
Asia Pacific Iron Ore	15.4	11.4
Other	6.2	5.3

Total mine closure	185.4	117.8

Total environmental and mine closure obligations	199.1	132.3
Less current portion	14.2	8.0

Long term environmental and mine closure obligations	$184.9	$124.3

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $13.7 million and $14.5 million at December 31, 2010 and 2009, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

As discussed in further detail below, the environmental liability recorded at December 31, 2010 and 2009 is primarily comprised of remediation obligations related to the Rio Tinto mine site in Nevada where we are named as a PRP.

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

The focus of the RTWG has been on development of alternatives for remediation of the mine site. A draft of the alternative studies was reviewed with NDEP, the EPA and the Rio Tinto Trustees, and such alternatives have been reduced to the following: (1) tailings stabilization and long-term water treatment; and (2) removal of the tailings. As of December 31, 2010, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million in total for all potentially responsible parties. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.

On May 29, 2009, the RTWG entered into a Rio Tinto Mine Site Work and Cost Allocation Agreement (the “Allocation Agreement”) to resolve differences over the allocation of any negotiated remedy. The Allocation Agreement contemplates that the RTWG will enter into an insured fixed-price cleanup or IFC, pursuant to which a contractor would assume responsibility for the implementation and funding of the remedy in exchange for a fixed price. We are obligated to fund 32.5 percent of the IFC. In the event an IFC is not implemented, the RTWG has agreed on allocation percentages in the Allocation Agreement, with Cliffs being committed to fund 32.5 percent of any remedy. We have an environmental liability of $9.2 million and $9.5 million on the Statements of Consolidated Financial Position as of December 31, 2010 and 2009, respectively, related to this issue. We

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

believe our current reserve is adequate to fund our anticipated portion of the IFC. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in 2011.

Mine Closure

Our mine closure obligation of $185.4 million and $117.8 million at December 31, 2010 and 2009, respectively, includes our five consolidated North American operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. The LTVSMC closure liability was $17.1 million and $13.9 million at December 31, 2010 and 2009, respectively.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations most recently in 2008 in accordance with our Company’s accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. We determined the obligations based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), escalated at an assumed 3.5 percent rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate based on the corresponding life of mine. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the years ended December 31, 2010 and 2009:

	(In Millions)
	December 31,
	2010	2009
Asset retirement obligation at beginning of period	$103.9	$86.8
Accretion expense	13.1	6.8
Exchange rate changes	2.5	3.6
Revision in estimated cash flows	1.0	6.7
Payments	(8.4)	—
Acquired through business combinations	56.2	—

Asset retirement obligation at end of period	$168.3	$103.9

NOTE 11 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of PinnOak and CLCC, who became employees of the Company through the July 2007 and July 2010 acquisitions, respectively. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the related Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans are largely noncontributory and benefits are generally based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula.

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

Our North American Coal segment is required under an agreement with the UMWA to pay amounts into the UMWA pension trusts based principally on hours worked by UMWA-represented employees. This includes employees of PinnOak, who became employees of the Company through the July 2007 acquisition. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. The plan provides healthcare insurance to orphan UMWA retirees who are not eligible to participate in the UMWA Combined Benefit Fund or the 1992 Benefit Fund (two multi-employer benefit plans created under the Coal Industry Retiree Health Benefit Act of 1992) or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business. Contributions to the trust were at rates of $6.42 and $5.27 per hour worked in 2010 and 2009, respectively, and amounted to $10.3 million in 2010 and $6.1 million in 2009.

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

In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004, and for periods thereafter reflect amounts associated with the subsidy. As a result, OPEB expense for 2010, 2009 and 2008 reflects estimated cost reductions of $3.7 million, $3.8 million and $2.8 million, respectively. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in 2004. The following table summarizes the annual costs related to the retirement plans for 2010, 2009 and 2008:

	(In Millions)
	2010	2009	2008
Defined benefit pension plans	$45.6	$50.8	$20.3
Defined contribution pension plans	4.2	2.1	7.2
Other postretirement benefits	24.2	25.5	8.6

Total	$74.0	$78.4	$36.1

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables and information provide additional disclosures for our consolidated plans.

Obligations and Funded Status

The following tables and information provide additional disclosures for the years ended December 31, 2010 and 2009:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2010	2009	2010	2009
Benefit obligations — beginning of year	$750.8	$706.6	$333.0	$307.4
Service cost (excluding expenses)	18.5	14.3	7.5	5.4
Interest cost	52.9	42.6	22.0	18.9
Plan amendments	3.7	3.0	—	—
Actuarial loss	57.5	38.6	43.6	19.5
Benefits paid	(67.0)	(54.3)	(28.2)	(22.8)
Participant contributions	—	—	6.2	3.7
Federal subsidy on benefits paid	—	—	0.9	0.9
Exchange rate gain	10.2	—	2.9	—
Acquired through business combinations	195.7	—	52.3	—

Benefit obligations — end of year	$1,022.3	$750.8	$440.2	$333.0

Change in plan assets:
Fair value of plan assets — beginning of year	$483.4	$456.0	$136.7	$91.6
Actual return on plan assets	87.1	63.0	20.1	27.8
Participant contributions	—	—	1.6	—
Employer contributions	45.6	18.5	23.7	17.4
Asset transfers	—	0.2	—	—
Benefits paid	(67.0)	(54.3)	(7.9)	(0.1)
Exchange rate gain	8.9	—	—	—
Acquired through business combinations	176.3	—	—	—

Fair value of plan assets — end of year	$734.3	$483.4	$174.2	$136.7

Funded status at December 31:
Fair value of plan assets	$734.3	$483.4	$174.2	$136.7
Benefit obligations	(1,022.3)	(750.8)	(440.2)	(333.0)

Funded status (plan assets less benefit obligations)	$(288.0)	$(267.4)	$(266.0)	$(196.3)

Amount recognized at December 31	$(288.0)	$(267.4)	$(266.0)	$(196.3)

Amounts recognized in Statements of Financial Position:
Current liabilities	$(3.1)	$(0.1)	$(22.9)	$(17.8)
Noncurrent liabilities	(284.9)	(267.3)	(243.1)	(178.5)

Net amount recognized	$(288.0)	$(267.4)	$(266.0)	$(196.3)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$269.3	$313.7	$152.3	$120.9
Prior service cost	24.2	23.9	11.8	13.5
Transition asset	—	—	(5.7)	(9.1)

Net amount recognized	$293.5	$337.6	$158.4	$125.3

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011:
Net actuarial loss	$19.7		$9.6
Prior service cost	4.4		3.7
Transition asset	—		(3.0)

Net amount recognized	$24.1		$10.3

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	(In Millions)
	2010
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$275.3	$456.7	$2.3	$—	$734.3	$—	$174.2	$174.2
Benefit obligation	(373.8)	(635.3)	(4.4)	(8.8)	(1,022.3)	(63.7)	(376.5)	(440.2)
Funded status	$(98.5)	$(178.6)	$(2.1)	$(8.8)	$(288.0)	$(63.7)	$(202.3)	$(266.0)

	2009
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$177.4	$305.0	$1.0	$—	$483.4	$—	$136.7	$136.7
Benefit obligation	(261.3)	(480.1)	(3.6)	(5.8)	(750.8)	(50.4)	(282.6)	(333.0)
Funded status	$(83.9)	$(175.1)	$(2.6)	$(5.8)	$(267.4)	$(50.4)	$(145.9)	$(196.3)

The accumulated benefit obligation for all defined benefit pension plans was $997.2 million and $733.1 million at December 31, 2010 and 2009, respectively.

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$18.5	$14.3	$12.6	$7.5	$5.4	$3.4
Interest cost	52.9	42.6	41.4	22.0	18.9	16.3
Expected return on plan assets	(53.3)	(37.1)	(48.3)	(12.9)	(9.1)	(10.4)
Amortization:
Net asset	—	—	—	(3.0)	(3.0)	(3.0)
Prior service costs (credits)	4.4	4.2	4.0	1.7	1.8	(3.8)
Net actuarial loss	23.1	26.8	10.6	8.9	11.5	6.1

Net periodic benefit cost	$45.6	$50.8	$20.3	$24.2	$25.5	$8.6
Acquired through business combinations	17.7	—	—	2.4	—	—
Current year actuarial (gain)/loss	(3.1)	12.1	178.2	34.6	2.2	66.6
Amortization of net loss	(23.1)	(26.8)	(10.6)	(8.9)	(11.5)	(6.1)
Current year prior service cost	3.7	3.0	6.7	—	—	33.7
Amortization of prior service (cost) credit	(4.4)	(4.2)	(4.0)	(1.7)	(1.8)	3.8
Amortization of transition asset	—	—	—	3.0	3.0	3.0

Total recognized in other comprehensive income	$(9.2)	$(15.9)	$170.3	$29.4	$(8.1)	$101.0

Total recognized in net periodic cost and other comprehensive income	$36.4	$34.9	$190.6	$53.6	$17.4	$109.6

Additional Information

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Effect of change in mine ownership & noncontrolling interest	$49.9	$50.9	$50.4	$10.7	$10.1	$8.6
Actual return on plan assets	87.1	63.0	(118.2)	20.1	27.8	(39.8)

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assumptions

For our U.S. plans we used a discount rate as of December 31, 2010 of 5.11 percent, compared with a discount rate of 5.66 percent as of December 31, 2009. The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of over 450 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 4.93 percent to 5.29 percent for our plans. Based upon these results, we selected a December 31, 2010 discount rate of 5.11 percent for our plans.

For our Canadian plans we used a discount rate as of December 31, 2010 of 5.00 percent. The Canadian discount rates are determined by calculating the single level discount rate that, when applied to a particular cash flow pattern, produces the same present value as discounting the cash flow pattern using spot rates generated from a high-quality corporate bond yield curve. Based on the cash flow patterns and liability duration for the Canadian pension and postretirement welfare plans, which are dependent on the demographic profile of each plan, we selected a discount rate of 5.00 percent for our plans as of December 31, 2010.

Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
U.S. plan discount rate	5.11%	5.66%	5.11%	5.66%
Canadian plan discount rate	5.00	(1)	5.00	(1)
Rate of compensation increase	4.00	4.00	4.00	4.00

(1)	The Canadian plans were not consolidated into our pension and OPEB obligations prior to the acquisition of the remaining 73.2 percent interest in Wabush in February 2010.

Weighted-average assumptions used to determine net benefit cost for the years 2010, 2009 and 2008 were:

	Pension Benefits				Other Benefits
	2010		2009	2008	2010		2009	2008
U.S. plan discount rate	5.66%		6.00%	6.00/7.00%	5.66%		6.00%	6.00%
Canadian plan discount rate	5.75/5.50	(2)	(1)	(1)	6.00/5.75	(3)	(1)	(1)
U.S. expected return on plan assets	8.50		8.50	8.50	8.50		8.50	8.50
Canadian expected return on plan assets	7.50		(1)	(1)	7.50		(1)	(1)
Rate of compensation increase	4.00		4.00	4.13	4.00		4.00	4.50

(1)	The Canadian plans were not consolidated into our pension and OPEB obligations prior to the acquisition of the remaining 73.2 percent interest in Wabush in February 2010.

(2)	5.75% from January 1, 2010 through January 31, 2010, and 5.50% from February 1, 2010 through December 31, 2010.

(3)	6.00% from January 1, 2010 through January 31, 2010, and 5.75% from February 1, 2010 through December 31, 2010.

Assumed health care cost trend rates at December 31 were:

	2010	2009
U.S. plan health care cost trend rate assumed for next year	8.00%	8.00%
Canadian plan health care cost trend rate assumed for next year	8.50	(1)
Ultimate health care cost trend rate	5.00	5.00
U.S. plan year that the ultimate rate is reached	2017	2016
Canadian plan year that the ultimate rate is reached	2018	(1)

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	The Canadian plans were not consolidated into our pension and OPEB obligations prior to the acquisition of the remaining 73.2 percent interest in Wabush in February 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$4.5	$(3.6)
Effect on postretirement benefit obligation	51.5	(41.8)

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

The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2010 and 2009, as well as the 2011 weighted average target asset allocations as of December 31, 2010. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2011 Target Allocation	Percentage of Plan Assets at December 31,		2011 Target Allocation	Percentage of Plan Assets at December 31,
		2010	2009		2010	2009
Equity securities	42.0%	42.0%	37.5%	41.0%	44.4%	46.4%
Fixed income	31.0	30.6	29.9	34.8	37.4	38.3
Hedge funds	15.9	14.4	14.8	17.9	13.8	10.7
Private equity	5.2	5.0	6.6	6.3	4.3	4.4
Structured credit	3.7	5.4	8.1	—	—	—
Real estate	2.2	2.1	3.0	—	—	—
Cash	—	0.5	0.1	—	0.1	0.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pension

The fair values of our pension plan assets at December 31, 2010 and 2009 by asset category are as follows:

	(In Millions)
	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$122.4	$—	$—	$122.4
U.S. small/mid-cap	21.7	—	—	21.7
International	164.5	—	—	164.5
Fixed income	224.7	—	—	224.7
Hedge funds	—	—	105.8	105.8
Private equity	11.8	—	25.0	36.8
Structured credit	—	—	39.7	39.7
Real estate	—	—	15.5	15.5
Cash	3.2	—	—	3.2

Total	$548.3	$—	$186.0	$734.3

	(In Millions)
	December 31, 2009
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$88.1	$—	$—	$88.1
U.S. small/mid-cap	35.1	—	—	35.1
International	57.8	—	—	57.8
Fixed income	144.8	—	—	144.8
Hedge funds	—	—	71.4	71.4
Private equity	13.6	—	18.2	31.8
Structured credit	—	—	39.1	39.1
Real estate	—	—	14.4	14.4
Cash	0.9	—	—	0.9

Total	$340.3	$—	$143.1	$483.4

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

Hedge fund investments are valued monthly and recorded on a one-month lag. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Share repurchases for the SEI Opportunity Collective Fund are available quarterly with notice of 65 business days. For the SEI Special Situations Fund, redemption requests are considered quarterly subject to notice of 95 days; however, share repurchases are not permitted for a two-year lock-up period following investment, which will expire in April 2012 for the plans’ initial investments.

Private Equity Funds

Private equity funds are alternative investments that represent direct or indirect investments in partnerships, venture funds or a diversified pool of private investment vehicles (fund of funds).

Investment commitments are made in private equity funds of funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. Until commitments are funded, the committed amount is reserved and invested in a selection of public equity mutual funds, including U.S. large, small and mid-cap investments and international equity, designed to approximate overall equity market returns. As of December 31, 2010, remaining commitments total $18.3 million, of which $14.3 million is reserved for both our pension and other benefits. Refer to the valuation methodologies for equity securities above for further information.

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

Structured credit investments are valued monthly and recorded on a one-month lag. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Redemption requests are considered quarterly subject to notice of 90 days.

Real Estate

The real estate portfolio is an alternative investment comprised of three funds with strategic categories of real estate investments. All real estate holdings are externally appraised at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions of each property are reviewed quarterly by the investment advisor and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The valuation methodology utilized in determining the fair value is consistent with the best practices prevailing within the real estate appraisal and real estate investment management industries, including the Real Estate Information Standards, and standards promulgated by the National Council of Real Estate Investment Fiduciaries, the National Association of Real Estate Investment Fiduciaries, and the National Association of Real Estate Managers. In addition, the investment advisor may cause additional appraisals to be performed. Two of the funds’ fair values are updated monthly, and there is no lag in reported values. Redemption requests for these two funds are considered on a quarterly basis, subject to notice of 45 days.

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

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2010 and 2009:

	(In Millions)
	Year Ended December 31, 2010
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2010	$71.4	$18.2	$39.1	$14.4	$143.1
Acquired through business combination	17.0	—	—	—	17.0
Actual return on plan assets:
Relating to assets still held at the reporting date	2.4	3.4	0.5	1.5	7.8
Relating to assets sold during the period	—	0.1	—	—	0.1
Purchases, sales and settlements	15.0	3.3	0.1	(0.4)	18.0
Transfers in (out) of Level 3	—	—	—	—	—

Ending balance — December 31, 2010	$105.8	$25.0	$39.7	$15.5	$186.0

	(In Millions)
	Year Ended December 31, 2009
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2009	$69.3	$21.0	$15.9	$23.5	$129.7
Actual return on plan assets:
Relating to assets still held at the reporting date	2.1	(5.6)	23.2	(9.5)	10.2
Relating to assets sold during the period	—	(0.5)	—	0.6	0.1
Purchases, sales and settlements	—	3.3	—	(0.2)	3.1
Transfers in (out) of Level 3	—	—	—	—	—

Ending balance — December 31, 2009	$71.4	$18.2	$39.1	$14.4	$143.1

The expected return on plan assets takes into account the weighted average of expected returns for each asset category. Expected returns are determined based on historical performance, adjusted for current trends. The expected return is net of investment expenses.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

VEBA

Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair values of our other benefit plan assets at December 31, 2010 and 2009 by asset category are as follows:

	(In Millions)
	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$38.5	$—	$—	$38.5
U.S. small/mid-cap	11.7	—	—	11.7
International	27.2	—	—	27.2
Fixed income	65.2	—	—	65.2
Hedge funds	—	—	24.0	24.0
Private equity	2.5	—	4.9	7.4
Cash	0.2	—	—	0.2

Total	$145.3	$—	$28.9	$174.2

	(In Millions)
	December 31, 2009
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$32.8	$—	$—	$32.8
U.S. small/mid-cap	12.6	—	—	12.6
International	18.1	—	—	18.1
Fixed income	52.4	—	—	52.4
Hedge funds	—	—	14.6	14.6
Private equity	2.9	—	3.1	6.0
Cash	0.2	—	—	0.2

Total	$119.0	$—	$17.7	$136.7

Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2010 and 2009:

	(In Millions)
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Hedge Funds	Private Equity Funds	Total	Hedge Funds	Private Equity Funds	Total
Beginning balance — January 1	$14.6	$3.1	$17.7	$13.6	$3.0	$16.6
Actual return on plan assets:
Relating to assets still held at the reporting date	0.1	1.0	1.1	0.5	(0.9)	(0.4)
Relating to assets sold during the period	—	—	—	—	—	—
Purchases, sales and settlements	9.3	0.8	10.1	0.5	1.0	1.5
Transfers in (out) of Level 3	—	—	—	—	—	—

Ending balance — December 31	$24.0	$4.9	$28.9	$14.6	$3.1	$17.7

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

	(In Millions)
Company Contributions	Pension Benefits	Other Benefits
		VEBA	Direct Payments	Total
2009	18.5	17.4	18.3	35.7
2010	45.6	17.4	21.1	38.5
2011 (Expected)*	72.5	17.4	22.6	40.0

*	Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded (no VEBA trusts are 70 percent funded at December 31, 2010).

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.

Contributions by participants to the other benefit plans were $6.2 million and $3.7 million for years ended December 31, 2010 and 2009, respectively.

Estimated Cost for 2011

For 2011, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$38.0
Other postretirement benefits	26.1

Total	$64.1

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2011	$69.7	$23.6	$1.0	$22.6
2012	72.7	25.0	1.0	24.0
2013	71.7	26.2	1.2	25.0
2014	73.5	27.7	1.2	26.5
2015	75.6	29.1	1.4	27.7
2016-2020	392.0	156.7	9.4	147.3

Other Potential Benefit Obligations

While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2010
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$734.3	$174.2
Benefit obligation	1,022.3	440.2

Underfunded status of plan	$(288.0)	$(266.0)

Additional shutdown and early retirement benefits	$43.7	$39.8

NOTE 12 — STOCK COMPENSATION PLANS

At December 31, 2010, we have two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $15.5 million, $12.2 million, and $22.5 million in 2010, 2009 and 2008, respectively, which was recorded primarily in Selling, general and administrative expenses on the Statements of Consolidated Operations. The total income tax benefit recognized in the Statements of Consolidated Operations for share-based compensation arrangements was $5.4 million, $4.3 million and $7.9 million for 2010, 2009 and 2008, respectively. Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense are classified as financing cash flows. Accordingly, we classified $3.3 million, $3.5 million and $3.5 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Consolidated Cash Flows for the years ended December 31, 2010, 2009 and 2008, respectively.

Employees’ Plans

On May 11, 2010, our shareholders approved and adopted an amendment and restatement of the ICE Plan to increase the authorized number of shares available for issuance under the plan and to provide an annual limitation on the number of shares available to grant to any one participant in any fiscal year of 500,000 common shares. As of December 31, 2010, our ICE Plan authorized up to 11,000,000 of our common shares to be issued as stock options, SARs, restricted shares, restricted share units, retention units, deferred shares, and performance shares or performance units. Any of the foregoing awards may be made subject to attainment of performance goals over a performance period of one or more years. In addition, no participant in any fiscal year can be

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

granted in the aggregate a number of shares having a fair market value on the date of grant equal to more than $5 million. Each stock option and SAR will reduce the common shares available under the ICE Plan by one common share. Each other award will reduce the common shares available under the ICE Plan by two common shares. The performance shares are intended to meet the requirements of Internal Revenue Code section 162(m) for deduction while the retention units are not.

For the outstanding plan year agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation and Organization Committee (“Committee”) of the Board of Directors. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in shares for the 2008, 2009 and 2010 plan years at a time determined by the Committee at its discretion.

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

Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding		Forfeitures (1)	Grant Date	Performance Period
2010	209,853		23,317	March 8, 2010	1/1/2010-12/31/2012
2010	12,480	(2)	—	March 8, 2010	1/1/2010-12/31/2012
2010	480		—	April 6, 2010	1/1/2010-12/31/2012
2010	590		—	April 12, 2010	1/1/2010-12/31/2012
2010	2,130		—	April 26, 2010	1/1/2010-12/31/2012
2010	12,080		—	May 3, 2010	1/1/2010-12/31/2012
2010	550		—	June 14, 2010	1/1/2010-12/31/2012
2010	670		—	August 16, 2010	1/1/2010-12/31/2012
2009	353,268		40,722	March 9, 2009	1/1/2009-12/31/2011
2009	3,825		—	August 31, 2009	1/1/2009-12/31/2011
2009	44,673	(2)	—	December 17, 2009	1/1/2009-12/31/2011
2008	141,619		11,111	March 10, 2008	1/1/2008-12/31/2010
2008	350		—	August 29, 2008	1/1/2008-12/31/2010

(1)	The 2010 and 2009 awards are based on assumed forfeitures. The 2008 awards reflect actual forfeitures.

(2)	Represents the target payout as of December 31, 2010 related to the 67,009 shares awarded on December 17, 2009 and the 18,720 shares awarded on March 8, 2010 based upon the Committee’s ability to exercise negative discretion. For accounting purposes, a grant date has not yet been determined for this award.

Throughout 2010, the Committee approved grants under our shareholder approved ICE Plan for the performance period 2010-2012. A total of 420,700 shares were granted, consisting of performance shares and units, restricted share units, retention units and restricted stock.

The performance shares awarded under the ICE Plan to the Company’s Chief Executive Officer on December 17, 2009 and March 8, 2010 of 67,009 shares and 18,720 shares, respectively, met the aggregate value

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

added performance objective under the award terms as of December 31, 2010. The number of shares paid out under these particular awards at the end of each incentive period will be determined by the Committee based upon the achievement of certain other performance factors evaluated solely at the Committee’s discretion may be reduced from the 67,009 shares and 18,720 shares granted. Based on the Committee’s ability to exercise negative discretion, the targeted payout for the awards was 44,673 shares and 12,480 shares, respectively, as of December 31, 2010. These other performance factors are in addition to the aggregate value added performance objective. As a result of this uncertainty, a grant date has not yet been determined for this award for purposes of measuring and recognizing compensation cost.

Nonemployee Directors

The Directors’ Plan authorizes us to issue up to 800,000 common shares to nonemployee Directors. Under the Share Ownership Guidelines in effect for 2010 (“Guidelines”) a Director is required by the end of a four-year period to own either (i) a total of at least 8,000 common shares, or (ii) hold common shares with a market value of at least $100,000. If, as of December 1, annually, the nonemployee Director does not meet the Guidelines, the nonemployee Director must take a portion of the annual retainer in common shares with a market value of $20,000 (“Required Retainer”) until such time as the nonemployee Director reaches the ownership required by the Guidelines. Once the nonemployee Director meets the Guidelines, the nonemployee Director may elect to receive the Required Retainer in cash.

The Directors’ Plan also provides for an Annual Equity Grant (“Equity Grant”). The Equity Grant is awarded at our Annual Meeting each year to all nonemployee Directors elected or re-elected by the shareholders. The value of the Equity Grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our Annual Meeting Date is divided into the Equity Grant to determine the number of restricted shares awarded. Effective May 1, 2008, nonemployee Directors receive an annual retainer fee of $50,000 and an annual equity award of $75,000. Effective July 1, 2009, the Directors’ annual retainer fee was reduced by 10 percent in conjunction with the Company’s compensation reductions across the organization. Such reductions were reinstated to their previous levels effective January 1, 2010. The Directors’ Plan offers the nonemployee Director the opportunity to defer all or a portion of the Directors’ annual retainer, chair retainers, meeting fees, and the Equity Grant into the Directors’ Plan. A Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.

For the last three years, Equity Grant shares have been awarded to elected or re-elected Directors as follows:

Year of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2008	804	4,824	804
2009	7,788	15,118	2,596
2010	3,963	7,926	1,321

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Information

We adopted the fair value recognition provisions of ASC 718 effective January 1, 2006 using the modified prospective transition method. Under existing restricted stock plans awarded prior to January 1, 2006, we continue to recognize compensation cost for awards to retiree-eligible employees without substantive forfeiture risk over the nominal vesting period. This recognition method differs from the requirements for immediate recognition for awards granted with similar provisions after the January 1, 2006 adoption. The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2010, 2009 and 2008:

	(In Millions, except EPS)
	2010	2009	2008
Cost of goods sold and operating expenses	$2.8	$1.2	$2.1
Selling, general and administrative expenses	12.7	11.0	20.4
Reduction of operating income from continuing operations before income taxes and equity loss from ventures	15.5	12.2	22.5
Income tax benefit	(5.4)	(4.3)	(7.9)

Reduction of net income attributable to Cliffs shareholders	$10.1	$7.9	$14.6

Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.07	$0.06	$0.14

Diluted	$0.07	$0.06	$0.13

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

The following assumptions were utilized to estimate the fair value for the 2010 performance share grants:

Period (1)	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
First Quarter	$60.17	2.82	94.6%	1.28%	0.59%	$36.28	60.30%
Second Quarter	$56.12 - $74.02	2.82	94.6%	1.28%	0.59%	$33.84 - $44.63	60.30%
Third Quarter	$60.47	2.82	94.6%	1.28%	0.59%	$36.46	60.30%

(1)	Performance shares were granted during the first quarter of 2010 on March 8, 2010 and during the second quarter of 2010 on April 6, April 12, April 26, May 3, June 14, and during the third quarter of 2010 on August 16, 2010.

The fair value of the restricted share units is determined based on the closing price of the Company’s shares on the grant date. The restricted share units granted under the ICE Plan vest over a period of three years.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock options, restricted stock, deferred stock allocation and performance share activity under our Incentive Equity Plans and Directors’ Plans are as follows:

	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock options:
Options outstanding at beginning of year	—	—	2,500	$5.42	11,800	$5.42
Granted during the year	—		—		—
Exercised	—	—	(2,500)	5.42	(9,300)	6.47
Cancelled or expired	—		—		—

Options outstanding at end of year	—	—	—	—	2,500	5.42
Options exercisable at end of year	—	—	—	—	2,500	5.42
Restricted awards:
Outstanding and restricted at beginning of year	290,702		315,684		514,714
Granted during the year	133,666		184,904		62,672
Vested	(50,156)		(201,486)		(261,702)
Cancelled	(2,500)		(8,400)		—

Outstanding and restricted at end of year	371,712		290,702		315,684
Performance shares:
Outstanding at beginning of year	823,393		594,115		723,544
Granted during the year	376,524		555,046		194,881
Vested	(343,321)		(312,336)		(236,520)
Forfeited/cancelled	(13,358)		(13,432)		(87,790)

Outstanding at end of year	843,238		823,393		594,115
Vested or expected to vest at December 31, 2010	782,568
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	4,596		2,183		1,100
Granted during the year	2,075		4,602		2,772
Vested	(4,162)		(2,189)		(1,689)

Outstanding at end of year	2,509		4,596		2,183
Reserved for future grants or awards at end of year:
Employee plans	7,265,391
Directors’ plans	125,943

Total	7,391,334

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of our outstanding share-based awards as of December 31, 2010 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,118,691	$13.60
Granted	397,891	$46.40
Vested	(283,265)	$36.46
Forfeited/expired	(15,858)	$21.28

Outstanding, end of year	1,217,459	$26.03

The total compensation cost related to outstanding awards not yet recognized is $18.7 million at December 31, 2010. The weighted average remaining period for the awards outstanding at December 31, 2010 is approximately 1.4 years.

NOTE 13 — INCOME TAXES

Income from continuing operations before income taxes and equity loss from ventures includes the following components:

	(In Millions)
	2010	2009	2008
United States	$597.3	$130.7	$566.6
Foreign	700.9	159.9	149.7

	$1,298.2	$290.6	$716.3

The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2010	2009	2008
Current provision (benefit):
United States federal	$108.1	$(46.2)	$151.4
United States state & local	2.6	3.4	3.7
Foreign	166.1	2.8	77.6

	276.8	(40.0)	232.7
Deferred provision (benefit):
United States federal	61.1	13.2	(54.1)
United States state & local	5.2	(6.1)	(4.1)
Foreign	(51.1)	53.7	(30.3)

	15.2	60.8	(88.5)

Total provision on continuing operations	$292.0	$20.8	$144.2

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2010	2009	2008
Tax at U.S. statutory rate of 35 percent	$454.3	$101.7	$250.6
Increase (decrease) due to:
Impact of tax law change	16.1	—	—
Percentage depletion in excess of cost depletion	(103.1)	(66.2)	(101.1)
Tax effect of foreign operations	(89.1)	(44.3)	(6.5)
Legal entity restructuring	(87.4)	—	—
State taxes, net	3.1	(2.1)	(0.7)
Manufacturer’s deduction	—	(0.1)	(6.9)
Valuation allowance	83.3	39.0	(0.8)
Other items — net	14.8	(7.2)	9.6

Income tax expense	$292.0	$20.8	$144.2

The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2010	2009	2008
Other comprehensive (income) loss:
Minimum pension/OPEB liability	$14.0	$(4.7)	$(99.8)
Mark-to-market adjustments	1.7	(12.3)	(1.4)

	15.7	(17.0)	(101.2)
Paid in capital — stock based compensation	(4.0)	3.5	(3.5)

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	(In Millions)
	2010	2009
Deferred tax assets:
Pensions	$108.5	$114.7
Postretirement benefits other than pensions	92.0	75.0
Alternative minimum tax credit carryforwards	153.4	74.3
Capital loss carryforwards	1.3	1.2
Development	0.9	0.1
Asset retirement obligations	42.0	27.1
Operating loss carryforwards	134.2	112.4
Product inventories	21.0	22.8
Properties	38.7	16.2
Lease liabilities	36.9	36.2
Other liabilities	85.4	64.4

Total deferred tax assets before valuation allowance	714.3	544.4
Deferred tax asset valuation allowance	172.7	89.4

Net deferred tax assets	541.6	455.0
Deferred tax liabilities:
Properties	222.6	90.1
Investment in ventures	72.7	143.9
Intangible assets	14.8	13.1
Income tax uncertainties	37.5	38.7
Financial derivatives	11.7	—
Deferred revenue	45.3	—
Other assets	58.3	26.8

Total deferred tax liabilities	462.9	312.6

Net deferred tax assets	$78.7	$142.4

The deferred tax amounts are classified on the Statements of Consolidated Financial Position as current or long-term in accordance with the asset or liability to which they relate. Following is a summary:

	(In Millions)
	2010	2009
Deferred tax assets:
United States
Current	$2.1	$41.1
Long-term	134.5	140.3

Total United States	136.6	181.4
Foreign
Current	—	21.0
Long-term	5.8	10.8

Total deferred tax assets	142.4	213.2
Deferred tax liabilities:
Foreign
Long-term	63.7	70.8

Total deferred tax liabilities	63.7	70.8

Net deferred tax assets	$78.7	$142.4

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The PPACA and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy related to qualified postretirement drug benefit are reduced beginning in years ending after December 31, 2012. The income tax effect related to the acts for the year ended December 31, 2010 was a reduction of $16.1 million to deferred tax asset related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

We completed a legal entity restructuring during 2010 that resulted in a change to deferred tax liabilities of $78.0 million on certain foreign investments to a deferred tax asset of $9.4 million for tax basis in excess of book basis on foreign investments as of December 31, 2010. A valuation allowance of $9.4 million was recorded against this asset due to the uncertainty of realization.

At December 31, 2010 and 2009, we had $153.4 million and $74.3 million, respectively, of deferred tax assets related to U.S. alternative minimum tax credits that can be carried forward indefinitely.

We had gross U.S. federal, state and foreign net operating loss carry forwards of $87.6 million, $338.9 million and $234.4 million, respectively, at December 31, 2010. We had U.S. federal, state and foreign net operating loss carry forwards at December 31, 2009 of $149.3 million, $192.9 million and $206.0 million, respectively. The federal net operating losses expire in 2029. State net operating losses will begin to expire in 2022, and the foreign net operating loss can be carried forward indefinitely. We had foreign tax credit carryforwards of $5.8 million at December 31, 2010 and zero at December 31, 2009. The foreign tax credit carryforwards will begin to expire in 2020.

We had a $83.3 million change in the valuation allowance of certain deferred tax assets where management believes that realization of the related deferred tax assets is not more likely than not. Of this amount, $61.5 million increase relates to ordinary losses of certain foreign operations for which future utilization is currently uncertain, $11.0 million decrease relates to the release of valuation allowance on Wabush deferred tax assets, $5.8 million increase relates to foreign tax credits and $27.0 million increase relates to certain foreign assets where tax basis exceeds book basis.

At December 31, 2010, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $968.8 million. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to a future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2010	2009	2008
Unrecognized tax benefits balance as of January 1	$75.2	$53.7	$15.2
Increases for tax positions in prior years	1.9	23.8	19.9
Increases for tax positions in current year	—	2.5	24.9
Increase (decrease) due to foreign exchange	0.7	4.7	(1.6)
Settlements	—	(9.1)	(4.7)
Lapses in statutes of limitations	—	(0.4)	—
Other	2.0	—	—

Unrecognized tax benefits balance as of December 31	$79.8	$75.2	$53.7

At December 31, 2010 and 2009, we had $79.8 million and $75.2 million, respectively, of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position. If the $79.8 million were recognized, $79.1 million would impact the effective tax rate. It is reasonably possible that unrecognized tax benefits will significantly decrease in the range of $40 million to $50 million within the next 12 months due

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to expected settlements with the taxing authorities or expiration of the statute of limitations. We recognized potential accrued interest and penalties of $2.1 million and $3.4 million related to unrecognized tax benefits in income tax expense in 2010 and 2009, respectively. At December 31, 2010 and 2009, we had $11.6 million and $15.2 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position.

Tax years that remain subject to examination are years 2007 and forward for the U.S., 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 14 — CAPITAL STOCK

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010, and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010, and November 19, 2010, respectively.

Shareholder Rights Plan

On October 8, 2008, our Board of Directors adopted a shareholder rights plan. Under the rights plan, the rights initially traded together with the common shares and were not exercisable. In the absence of further action by our Board of Directors, the rights would have become exercisable and allowed the holder to acquire common shares at a discounted price if a person or group acquired 10 percent or more of the outstanding common shares (or any additional common shares in the case of a person or group that already beneficially owned 10 percent or more of our outstanding common shares on October 13, 2008) without the prior approval of our Board of Directors. Rights held by persons who exceeded the applicable threshold would have been void. Under certain circumstances, the rights would have entitled the holder to buy shares in an acquiring entity at a discounted price.

The rights plan also included an exchange option. In general, if the rights would have become exercisable, our Board of Directors could have, at its option, effected an exchange of part or all of the rights (other than rights that would have become void) at a ratio of one common share for each right, subject to adjustment in certain circumstances. The rights were redeemable at any time prior to the time that they would have become exercisable for $0.001 per right, subject to adjustment in certain circumstances. Unless earlier amended, redeemed or exchanged, the rights would have expired on October 29, 2011. On March 9, 2010, our Board of Directors approved the redemption of the rights accompanying our common shares. The redemption of the rights effectively terminated the Shareholders Rights Plan. The redemption price of $0.001 per right was paid as part of the common share dividend on June 1, 2010 to shareholders of record as of May 14, 2010. Accordingly, $0.001 of the $0.14 quarterly dividend was allocated to pay the redemption price of the rights.

The issuance of the rights was not a taxable event, did not affect our reported financial condition or results of operations, including our earnings per share, and did not change the manner in which our common shares were being traded.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) within Cliffs shareholders’ equity and related tax effects allocated to each are shown below as of December 31, 2010, 2009 and 2008:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2008:
Postretirement benefit liability	$(480.8)	$137.5	$(343.3)
Foreign currency translation adjustments	(68.6)	—	(68.6)
Unrealized net gain on derivative financial instruments	27.3	(8.2)	19.1
Unrealized loss on interest rate swap	(2.6)	0.9	(1.7)
Unrealized loss on securities	(0.2)	0.1	(0.1)

	$(524.9)	$130.3	$(394.6)

As of December 31, 2009:
Postretirement benefit liability	$(451.9)	$132.8	$(319.1)
Foreign currency translation adjustments	163.1	—	163.1
Unrealized net gain on derivative financial instruments	5.7	(1.7)	4.0
Unrealized gain on securities	43.1	(13.7)	29.4

	$(240.0)	$117.4	$(122.6)

As of December 31, 2010:
Postretirement benefit liability	$(452.0)	$146.9	$(305.1)
Foreign currency translation adjustments	329.9	(15.2)	314.7
Unrealized net gain on derivative financial instruments	3.9	(1.2)	2.7
Unrealized gain on securities	46.9	(13.3)	33.6

	$(71.3)	$117.2	$45.9

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for 2010, 2009 and 2008:

	(In Millions)
	Postretirement Benefit Liability	Unrealized Net Gain (Loss) on Securities	Foreign Currency Translation	Unrealized Loss on Interest Rate Swap	Unrealized Net Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2007	$(154.8)	$10.2	$96.5	$(0.9)	$18.7	$(30.3)
Change during 2008	(188.5)	(10.3)	(165.1)	(0.8)	0.4	(364.3)

Balance December 31, 2008	(343.3)	(0.1)	(68.6)	(1.7)	19.1	(394.6)
Change during 2009	24.2	29.5	231.7	1.7	(15.1)	272.0

Balance December 31, 2009	(319.1)	29.4	163.1	—	4.0	(122.6)
Change during 2010	14.0	4.2	151.6	—	(1.3)	168.5

Balance December 31, 2010	$(305.1)	$33.6	$314.7	$—	$2.7	$45.9

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 16 — EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions, Except per Share)
	2010		2009		2008
	Amount	Per Share	Amount	Per Share	Amount	Per Share

Net Income attributable to Cliffs shareholders	$1,019.9	$7.54	$205.1	$1.64	$515.8	$5.08
Preferred dividends	—	—	—	—	(1.1)	(.01)

Income attributable to Cliffs common shareholders — basic	1,019.9	$7.54	205.1	$1.64	514.7	$5.07

Dilutive effect preferred dividend	—		—		1.1

Income attributable to Cliffs common shareholders plus assumed conversions — diluted	$1,019.9	$7.49	$205.1	$1.63	$515.8	$4.76

Average number of shares (in thousands)
Basic	135,301		124,998		101,471
Employee stock plans	837		753		1,485
Convertible preferred stock	—		—		5,332

Diluted	136,138		125,751		108,288

NOTE 17 — COMMITMENTS AND CONTINGENCIES

We have total contractual obligations and binding commitments of approximately $5.7 billion as of December 31, 2010 compared with $2.7 billion as of December 31, 2009, primarily related to purchase commitments, principal and interest payments on long-term debt, lease obligations, pension and OPEB funding minimums, and mine closure obligations. Such future commitments total approximately $1.0 billion in 2011, $0.4 billion in 2012, $0.6 billion in 2013, $0.3 billion in 2014, $0.3 billion in 2015 and $3.1 billion thereafter.

Purchase Commitments

During the third quarter of 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million metric tons annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $254 million, of which approximately $122 million has been committed, that will be required to meet the timing of the proposed expansion. As of December 31, 2010, $22 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of approximately $90 million and $10 million are scheduled to be made in both 2011 and 2012, respectively.

In the third quarter of 2010, we incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula. As of December 31, 2010, the project has been approved for capital investments on equipment of approximately $111 million, of which $110 million has been committed, and is expected to allow the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production by an additional two million tons annually. As of December 31, 2010, capital expenditures related to this purchase were approximately $9 million. Of the committed capital, expenditures of approximately $96 million and $5 million are scheduled to be made in 2011 and 2012, respectively.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2010, we incurred a capital commitment for the construction of a new portal closer to the coal face at our Oak Grove mine in Alabama. The portal requires a capital investment of approximately $29 million, of which $25 million has been committed, and will significantly decrease transit time to and from the coal face, resulting in among other things, improved safety, greater operational efficiency, increased productivity, lower employment costs and improved employee morale. As of December 31, 2010, capital expenditures related to this purchase were approximately $9 million. Remaining expenditures of approximately $16 million are scheduled to be made in 2011.

In 2008, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $90 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of December 31, 2010, capital expenditures related to this purchase were approximately $76 million. Remaining expenditures of approximately $14 million are scheduled to be made in 2011. The remaining expenditures are related to the longwall plow system assets pending delivery.

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

Environmental Matters

We had environmental liabilities of $13.7 million and $14.5 million at December 31, 2010 and 2009 respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 10 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Tax Matters

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Refer to NOTE 13 – INCOME TAXES for further information.

NOTE 18 — CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2010, 2009 and 2008 is as follows:

	(In Millions)
	2010	2009	2008
Capital additions	$275.8	$168.2	$232.6
Cash paid for capital expenditures (1)	209.6	116.3	182.5

Difference	$66.2	$51.9	$50.1

Non-cash accruals	$8.9	$3.0	$25.7
Capital leases	57.3	48.9	24.4

Total	$66.2	$51.9	$50.1

(1)	Cash paid for capital expenditures for 2010 has been shown net of cash proceeds of $57.3 million from the Pinnacle longwall sale-leaseback that was completed in December of 2010. The adjustment was necessary in 2010 due to the timing of the cash payments related to the longwall.

Cash payments for interest and income taxes in 2010, 2009 and 2008 are as follows:

	(In Millions)
	2010	2009	2008
Taxes paid on income	$208.3	$64.8	$175.5
Interest paid on debt obligations	34.2	25.3	26.3

Non-cash investing activities as of December 31, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items as of December 31, 2010 also include gains of $38.6 million primarily related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

NOTE 19 — RELATED PARTIES

We co-own three of our six North American iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these three North American iron ore mines at December 31, 2010:

Mine	Percent ownership
	Cliffs Natural Resources	ArcelorMittal	U. S. Steel Canada
Empire	79.0	21.0	0.0
Tilden	85.0	0.0	15.0
Hibbing	23.0	62.3	14.7

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

ArcelorMittal has a unilateral right to put its interest in the Empire Mine to us, but has not exercised this right to date.

Product revenues to related parties were as follows:

	(In Millions)
	2010	2009	2008
Product revenues to related parties	$1,165.5	$593.8	$1,020.5
Total product revenues	4,416.8	2,216.2	3,294.8
Related party product revenue as a percent of total product revenue	26.4%	26.8%	31.0%

Accounts receivable from related parties were $6.8 million and $1.8 million at December 31, 2010 and 2009, respectively.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $32.8 million and $38.3 million at December 31, 2010 and 2009, respectively. Of these amounts, $22.8 million and $28.3 million were classified as Long-term receivable at December 31, 2010 and 2009, respectively, with the balances current, over the 12-year life of the supply agreement.

Supply agreements with one of our customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative. Refer to NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 20 — SUBSEQUENT EVENTS

Algoma Payment

On January 6, 2011, we obtained a $129 million payment from Algoma to true-up the portion of revenue from 2010 pellet sales that was previously disputed throughout 2010. On December 17, 2010, we prevailed in the previously disclosed arbitration with Algoma. The binding decision by the American Arbitration Association redefined world prices for blast furnace pellets, a factor used in determining annual price increases or decreases under the supply agreement. The revised definition entitled us to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets in the agreement’s pricing formula. Despite this cash payment, Algoma is maintaining a court application to vacate the arbitration award which we are vigorously contesting.

Consolidated Thompson Acquisition

On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion, or C$17.25 per share. The proposed acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. We have currently entered into a $3.7 billion bridge financing commitment to provide for the financing of the arrangement and we have hedged a portion of the purchase price on the open market by entering into exchange rate contracts and options. The hedge contracts are considered economic hedges which do not qualify for hedge accounting. Completion of the transaction is subject to customary closing conditions, including approval by Consolidated Thompson shareholders and government and regulatory approvals.

We have evaluated subsequent events through the date of financial statement issuance.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 21 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Common Share)
	2010
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$727.7	$1,184.3	$1,346.0	$1,424.2	$4,682.2
Sales margin	150.0	414.7	476.5	482.3	1,523.5
Net income attributable to Cliffs shareholders	77.4	260.7	297.4	384.4	1,019.9
Earnings per common share attributable to Cliffs shareholders:
Basic	$0.57	$1.93	$2.20	$2.84	$7.54
Diluted	0.57	1.92	2.18	2.82	7.49

	2009
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$464.8	$390.3	$666.4	$820.5	$2,342.0
Sales margin	42.4	(11.7)	103.2	175.0	308.9
Net income (loss) attributable to Cliffs shareholders	(7.4)	45.5	58.8	108.2	205.1
Earnings (loss) per common share attributable to Cliffs shareholders:
Basic	$(0.07)	$0.36	$0.45	$0.83	$1.64
Diluted	(0.07)	0.36	0.45	0.82	1.63

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our first quarter results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisitions. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $38 million on February 1, 2010, resulting in a gain of $25.0 million also being recognized in 2010.

In the months subsequent to the initial purchase price allocation for Wabush, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income (loss). Based on this process the acquisition date fair value of the previous equity interest was adjusted to $38 million in the final purchase price allocation. The gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income (loss) of $20.3 million, was adjusted to $25 million. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill and Gain on acquisition of controlling interests back to the date of acquisition. Accordingly, such amounts were excluded from the fourth quarter results and have been retrospectively adjusted back to the first quarter results in the table above. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cliffs Natural Resources Inc.

Cleveland, Ohio

We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cliffs Logan County Coal, which was acquired on July 30, 2010 and whose financial statements constitute 11 percent of total assets and 2 percent of revenues from product sales and services of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Cliffs Logan County Coal. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cliffs Natural Resources Inc.

Cleveland, Ohio

We have audited the accompanying consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of consolidated operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 17, 2011

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act.

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

On July 30, 2010, we completed our acquisition of 100 percent of the coal operations of privately-owned INR, and have been consolidating operations through our wholly-owned subsidiary known as CLCC. As permitted by SEC guidance, we excluded CLCC from management’s assessment of internal control over financial reporting as of December 31, 2010. CLCC constituted approximately 11 percent of total assets, and 2 percent of revenues from product sales and services as of December 31, 2010. CLCC will be included in management’s assessment of the internal control over financial reporting for the Company as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2010 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 17, 2011

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our mine locations did not receive any flagrant violations under Section 110(b)(2) of the FMSH Act and no written notices of a pattern of violations, or the potential to have a pattern of such violations, under section 104(e) of the FMSH Act were received during the year ended December 31, 2010. In addition, there were no mining-related fatalities at any of our mine locations during these same periods.

Following is a summary of the information listed above for the three months and year ended December 31, 2010.

Mine Location	Operation	Three months ended December 31, 2010
		(A)	(B)	(C)	(D)		(E)	(F)
		Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (2)	Pending Legal Action
Pinnacle	Coal	37	4	7	0		$40,893	None
Green Ridge	Coal	0	0	0	0		100	None
Oak Grove	Coal	38	0	6	1	(3)	26,682	1
Dingess-Chilton (1)	Coal	12	0	0	0		6,228	None
Powellton (1)	Coal	21	0	1	0		30,510	None
Saunders Prep (1)	Coal	3	0	0	0		1,194	None
Tony Fork (1)	Coal	0	0	0	0		—	None
Elk Lick Tipple (1)	Coal	1	0	0	0		324	None
Lower War Eagle (1)	Coal	0	0	0	0		—	None
Elk Lick Chilton (1)	Coal	0	0	0	0		—	None
Tilden	Iron Ore	23	0	0	0		39,579	None
Empire	Iron Ore	16	1	2	0		34,290	None
NorthShore	Iron Ore	10	0	0	0		—	None
Hibbing Taconite	Iron Ore	6	0	0	0		—	None
United Taconite	Iron Ore	12	0	0	0		—	None

Mine Location	Operation	Year ended December 31, 2010
		(A)	(B)	(C)	(D)		(E)	(F)
		Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (2)	Pending Legal Action
Pinnacle	Coal	147	4	14	4		$221,545	None
Green Ridge	Coal	2	0	0	0		1,856	None
Oak Grove	Coal	187	5	24	2	(3)	844,916	1
Dingess-Chilton (1)	Coal	21	0	0	0		11,898	None
Powellton (1)	Coal	31	0	2	0		49,381	None
Saunders Prep (1)	Coal	3	0	0	0		1,194	None
Tony Fork (1)	Coal	15	0	0	0		11,348	None
Elk Lick Tipple (1)	Coal	1	0	0	0		424	None
Lower War Eagle (1)	Coal	0	0	0	0		100	None
Elk Lick Chilton (1)	Coal	0	0	0	0		—	None
Tilden	Iron Ore	69	1	0	0		223,432	None
Empire	Iron Ore	65	1	2	0		221,164	None
NorthShore	Iron Ore	130	1	3	0		250,731	None
Hibbing Taconite	Iron Ore	29	0	0	0		122,100	None
United Taconite	Iron Ore	67	0	0	1		383,796	1

(1)	All information related to Cliffs Logan County Coal is presented as of the acquisition date of July 30, 2010.

(2)	Amounts included under the heading “Proposed Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before December 31, 2010.

(3)	On December 11, 2010, we received an imminent danger order from MSHA stating that oxygen levels in a portion of the bleeder system at our Oak Grove mine were below acceptable levels. We have completed work to address the issue and oxygen levels in the affected area returned to acceptable levels, resulting in the termination of the imminent danger order on December 12, 2010. The conditions cited in the imminent danger order did not result in an accident or injury and had no material adverse impact on our operations at the Oak Grove mine.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth certain information regarding the following equity compensation plans as of December 31, 2010: ICE Plan, the Management Performance Incentive Plan (MPI Plan), the Executive Management Performance Incentive Plan (EMPI Plan), the Operations Performance Incentive Plan (OPIP Plan), the VNQDC Plan and the Directors’ Plan. Only the ICE Plan, the Directors’ Plan and the EMPI Plan have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,124,667	(1)	N/A	7,391,334	(2)
Equity compensation plans not approved by security holders	—		N/A	(3)

(1)	Includes 843,238 performance share awards for which issuance is dependent upon meeting certain performance targets, and 281,429 restricted awards for which issuance is based upon a three-year vesting period.

(2)	Includes 7,265,391 common shares remaining available under the ICE Plan, which authorizes the Compensation Committee to make awards of option rights, restricted shares, deferred shares, performance shares and performance units; and 125,943 common shares remaining available under the Directors’ Plan, which authorizes the award of restricted shares, which we refer to as the annual equity grant, to Directors upon their election or re-election to the Board at the annual meeting and provides (i) that the Directors are required to take $20,000 of the annual retainer in common shares unless they meet the Director share ownership guidelines, and (ii) may take up to 100 percent of their retainer and other fees in common shares.

(3)	The MPI Plan, the OPIP Plan, and the VNQDC Plan provide for the issuance of common shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

EMPI and MPI Plan

The MPI Plan provides an opportunity for elected officers and other salaried employees in designated positions to earn annual cash bonuses. At the discretion of the Compensation Committee, bonus payments may be made in cash or shares of company stock or a combination thereof, and restrictions may be placed on the vesting of any stock award. Certain participants in the MPI Plan may elect to defer all or a portion of such bonus into the VNQDC Plan. Each year the participants under the MPI Plan must make their cash bonus deferral election by December 31st of the year prior to the year in which the bonus is earned. The participants can elect to defer their cash bonus in shares and the amount deferred in shares is eligible for a matching contribution equal to 25 percent. We refer to these exchanged shares as the Management Share Acquisition Program (“MSAP”) or bonus exchange and match. At this time, these participants may also elect to have dividends credited with respect to the bonus exchange shares in a one-time, irrevocable election. The dividends can be credited in additional deferred common shares, deferred in cash or paid out in cash in an in-service compensation distribution. At our discretion, matching contributions may be made in matching shares or restricted shares, and are subject to a five-year vesting schedule. These participants must comply with the employment and non-distribution requirements for the bonus match shares to become vested and nonforfeitable.

The EMPI Plan is intended to provide a competitive annual incentive compensation opportunity to selected senior executive officers based on achievement against key corporate objectives and thereby align actual pay results with the short-term business performance of the company. The Compensation Committee selects the individual participants for participation in the plan, for each plan year, no later than 90 days after the beginning of the plan year. Awards made under the plan are intended to qualify as performance-based compensation. Payment of the award is based on continued employment through the date on which the awards are paid, following certification by the Compensation Committee. If a participant dies, becomes disabled, retires, or is terminated without cause after the start of a plan year, the participant will be entitled to a pro-rata award based on the number of days as an active employee before the change in status.

OPIP Plan

The OPIP Plan provides an opportunity for senior mine managers and salaried employees to earn cash bonuses. The purpose of the plan is to encourage improvements in areas, such as energy utilization, labor productivity, controllable costs and safety by providing incentive compensation for improvements in these areas. Bonuses earned under the OPIP Plan are determined and paid monthly and annually to the participants. The OPIP Plan recognizes both team and individually based performance by leaving monthly OPIP bonus calculations entirely team based, but incorporating individual performance results into annual bonus calculations. Certain participants may elect to defer all or part of their cash bonuses under the VNQDC Plan. Participants in the OPIP Plan eligible for the VNQDC Plan may further elect to have his or her deferred cash bonus credited to an account with deferred common shares. Each year participants under the OPIP Plan must make their bonus exchange shares election, for the four quarters of that year, by December 31st of the year prior to the year in which the monthly bonuses are earned. As with the participants electing bonus exchange shares under the MPI Plan, participants under the OPIP Plan electing bonus exchange shares will receive or be credited with restricted bonus match shares in an amount of 25 percent of the bonus exchange shares with the same five-year vesting period.

VNQDC

The VNQDC Plan was originally adopted by the Board of Directors to provide certain management and highly compensated employees of ours or our selected affiliates with the option to defer receipt of a portion of their regular base salary compensation, bonuses under the MPI Plan, the EMPI Plan and the OPIP Plan or performance and restricted shares awarded under the ICE Plan in order to defer taxation of these amounts. Each year the participants must make their deferral election by December 31st of the year prior to the year in which base salary compensation is earned; bonuses before the beginning of the year in which the bonus is earned; and long-term incentives, performance and restricted shares, before the beginning of the final year in which the incentive is earned. In addition, the VNQDC Plan contains the MSAP or bonus exchange and match. The MSAP provides designated management employees with the opportunity to acquire deferred interests in common shares through deferral of their bonuses. The VNQDC Plan also contains the Officer Share Acquisition Program, or

(“OSAP”), which permits elected officers who have not met the requirements of the Company’s Share Ownership Guidelines, to invest a specified dollar amount or percentage of their share deferral account in common shares with compensation previously deferred in cash under the VNQDC Plan. However, no participant may elect to invest any such amount or percentage in excess of that needed to enable the participant to satisfy the Company’s Share Ownership Guidelines. When participants in the MPI Plan, OPIP Plan, MSAP or OSAP elect to have accounts credited with deferred common shares under the VNQDC Plan, they receive a match equal to 25 percent of the value of the deferred common shares. The matching shares are subject to the same five-year vesting period and employment and non-distribution requirements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8 above:

Statements of Consolidated Financial Position — December 31, 2010 and 2009

Statements of Consolidated Operations — Years ended December 31, 2010, 2009 and 2008

Statements of Consolidated Cash Flows — Years ended December 31, 2010, 2009 and 2008

Statements of Consolidated Changes in Equity — Years ended December 31, 2010, 2009 and 2008

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

(3) List of Exhibits — Refer to Exhibit Index on pages 184-193, which is incorporated herein by reference.

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

CLIFFS NATURAL RESOURCES INC.

By:	/s/ TERRANCE M. PARADIE
	Name:	Terrance M. Paradie
	Title:	Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. CARRABBA J. Carrabba	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011

/s/ L. BRLAS L. Brlas	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 17, 2011

/s/ T. M. PARADIE T. M. Paradie	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 17, 2011

* R. C. Cambre	Director	February 17, 2011

* S. M. Cunningham	Director	February 17, 2011

* B. J. Eldridge	Director	February 17, 2011

* A. R. Gluski	Director	February 17, 2011

* S. M. Green	Director	February 17, 2011

* J. K. Henry	Director	February 17, 2011

* J. F. Kirsch	Director	February 17, 2011

Signatures	Title	Date

* F. R. McAllister	Director	February 17, 2011

* R. Phillips	Director	February 17, 2011

* R. K. Riederer	Director	February 17, 2011

* R. Ross	Director	February 17, 2011

* A. Schwartz	Director	February 17, 2011

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ L. Brlas
(L. Brlas, as Attorney-in-Fact)

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number		Pagination by Sequential Numbering System

Plan of acquisition, reorganization, arrangement, liquidation or succession

2(a)	# Membership Interest Purchase Agreement among Cliffs Natural Resources Inc., INR Energy, LLC and INR-1 Holdings LLC dated July 2, 2010 (filed as Exhibit 2(a) to Form 8-K of Cliffs on July 7, 2010 and incorporated by reference)	Not Applicable

2(b)	# Arrangement Agreement Between Cliffs Natural Resources Inc. and Consolidated Thompson Iron Mines Limited dated January 11, 2011 (filed as Exhibit 2.1 to Form 8-K of Cliffs on January 18, 2010 and incorporated by reference)	Not Applicable

Articles of Incorporation and By-Laws of Cliffs Natural Resources Inc.

3(a)	Regulations of Cleveland-Cliffs Inc. (filed as Exhibit 3(b) to Form 10-K of Cliffs filed on February 2, 2001 and incorporated by reference)	Not Applicable

3(b)	Second Amended Articles of Incorporation of Cliffs Natural Resources Inc. as filed with the Secretary of State of the State of Ohio on July 13, 2010 (filed as Exhibit 3(a) to Form 8-K of Cliffs on July 15, 2010 and incorporated by reference)	Not Applicable

Instruments defining rights of security holders, including indentures

4(a)	Multicurrency Credit Agreement among Cleveland-Cliffs Inc, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, and 11 other financial institutions dated August 17, 2007 (filed as Exhibit 4(a) to Form 8-K of Cliffs on August 20, 2007 and incorporated by reference)	Not Applicable

4(b)	First Amendment to Multicurrency Credit Agreement among Cleveland-Cliffs Inc, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and certain other financial institutions dated May 15, 2008 (filed as Exhibit 4(a) to Form 8-K of Cliffs on May 21, 2008 and incorporated by reference)	Not Applicable

4(c)	Second Amendment to Multicurrency Credit Agreement among Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and certain other financial institutions dated October 29, 2009 (filed as Exhibit 4(c) to Form 10-K of Cliffs on February 18, 2010 and incorporated by reference)	Not Applicable

4(d)	Note Purchase Agreement dated June 25, 2008 by and among Cleveland-Cliffs Inc and the institutional investors party thereto (filed as Exhibit 4(a) to Form 8-K of Cliffs Inc on June 30, 2008 and incorporated by reference)	Not Applicable

4(e)	Form of Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.1 to Form S-3 No. 333-165376 of Cliffs on March 10, 2010 and incorporated by reference)	Not Applicable

4(f)	Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.2 to Form 8-K of Cliffs on March 16, 2010 and incorporated by reference)	Not Applicable

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

Exhibit Number		Pagination by Sequential Numbering System

4(g)	Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010 (filed as Exhibit 4.3 to Form 8-K of Cliffs on September 17, 2010 and incorporated by reference)	Not Applicable

4(h)	Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010 (filed as Exhibit 4.4 to Form 8-K of Cliffs on September 17, 2010 and incorporated by reference)	Not Applicable

4(i)	Form of Common Share Certificate	Filed Herewith

Material Contracts

10(a)	* Cleveland-Cliffs Inc Change in Control Severance Pay Plan, effective as of January 1, 2000 (filed as Exhibit 10(jj) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(b)	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10(a) to Form 10-Q of Cleveland-Cliffs Inc on July 27, 2000 and incorporated by reference)	Not Applicable

10(c)	* Form of Indemnification Agreement between Cleveland-Cliffs Inc and Directors (filed as Exhibit 10(f) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(d)	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective on July 1, 1995 (filed as Exhibit 10(l) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(e)	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10(d) to Form 10-Q of Cliffs on July 27, 2001 and incorporated by reference)	Not Applicable

10(f)	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated and effective January 14, 2003 (filed as Exhibit 10(a) to Form 10-Q of Cliffs on April 24, 2003 and incorporated by reference)	Not Applicable

10(g)	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective January 1, 2004 (filed as Exhibit 10(c) to Form 10-Q of Cliffs on July 29, 2004 and incorporated by reference)	Not Applicable

10(h)	* Form of the 2006 Restricted Shares Agreement for the Non-Retirement Eligible Employee (filed as Exhibit 99(b) to Form 8-K of Cliffs on March 17, 2006 and incorporated by reference)	Not Applicable

10(i)	* Form of letter to Participants of the 2006-2008 and 2007-2009 Performance Share Periods amending the payment calculation method to be used for 2006 and 2007 Performance Share Grants, dated May 27, 2008 (filed as Exhibit 10(a) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

10(j)	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10(o) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System

10(k)	* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(n) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(l)	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10(p) to Form 10-K of Cliffs on February 5, 2003 and incorporated by reference)	Not Applicable

10(m)	* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(n)	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10(q) to Form 10-K of Cliffs on February 5, 2003 and incorporated by reference)	Not Applicable

10(o)	* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(p)	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(v) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(q)	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(x) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(r)	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(y) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(s)	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(z) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(t)	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(w) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System

10(u)	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(cc) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(v)	* Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(w)	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10(ee) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(x)	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10(ff) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(y)	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(bb) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(z)	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ii) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(aa)	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(jj) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(bb)	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ee) to Form 10-K of Cliffs on March 16, 2000 and incorporated by reference)	Not Applicable

10(cc)	* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(dd)	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10(kk) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

10(ee)	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(ll) to Form 10-K of Cliffs on February 2, 2001 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System

10(ff)	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10(nn) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(gg)	* Third Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(ss) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(hh)	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10(oo) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(ii)	* First Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(uu) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(jj)	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10(pp) to Form 10-K of Cliffs on February 5, 2002 and incorporated by reference)	Not Applicable

10(kk)	* First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(ll)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005 (filed as Exhibit 10(b) to Form 10-Q of Cliffs on July 28, 2005 and incorporated by reference)	Not Applicable

10(mm)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated November 22, 2006 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 28, 2006 and incorporated by reference)	Not Applicable

10(nn)	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and William Brake dated April 4, 2007 (filed as Exhibit 10(a) to Form 8-K of Cliffs on April 10, 2007 and incorporated by reference)	Not Applicable

10(oo)	* Cleveland-Cliffs Inc Executive Management Performance Incentive Plan adopted July 27, 2007 and effective as of January 1, 2007 (filed as Annex C to the proxy statement of Cliffs on June 15, 2007 and incorporated by reference)	Not Applicable

10(pp)	* First Amendment to Executive Management Performance Incentive Plan dated December 31, 2008 (filed as Exhibit 10(bbb) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(qq)	* Amended and Restated Cliffs 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of May 11, 2010 (filed as Exhibit 10(a) to the Form 8-K of Cliffs on May 14, 2010 and incorporated by reference)	Not Applicable

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System

10(rr)	* First Amendment to Amended and Restated Cliffs 2007 Incentive Equity Plan dated January 11, 2011	Filed Herewith

10(ss)	* Form of 2007 Participant Grant and Agreement effective March 13, 2007 from the Cleveland-Cliffs Inc 2007 Incentive Equity Plan (filed as Exhibit 10(d) to Form 10-Q of Cliffs on August 3, 2007 and incorporated by reference)	Not Applicable

10(tt)	* Form of 2008 Participant Grant and Agreement Under the 2007 Incentive Equity Plan for performance grant period January 1, 2008 through December 31, 2009, effective March 10, 2008 (filed as Exhibit 10(b) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

10(uu)	* Omnibus Amendment to Outstanding Grants Under Cleveland-Cliffs Inc 2007 Incentive Equity Plan dated January 13, 2009 between Cliffs Natural Resources Inc. and Plan participants (filed as Exhibit 10(jjj) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(vv)	* Form of Amendment and Restatement of Severance Agreement entered into between Cliffs Natural Resources Inc. and elected officers and certain mine managers (filed as Exhibit 10(b) to Form 8-K of Cliffs on November 14, 2008 and incorporated by reference)	Not Applicable

10(ww)	* Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan (Effective as of January 1, 2005) dated November 11, 2008 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 14, 2008 and incorporated by reference)	Not Applicable

10(xx)	* First Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated September 2, 2009 and effective as of January 1, 2009 (filed as Exhibit 10(a) to Form 10-Q of Cliffs on October 30, 2009 and incorporated by reference)	Not Applicable

10(yy)	* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(zz)	* Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Form 10-K of Cliffs on February 26, 2009 and incorporated by reference)	Not Applicable

10(aaa)	* 2009 Participant Grant Under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective December 17, 2009 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba Under the 2007 Incentive Equity Plan adopted February 16, 2010, and effective December 17, 2009 (filed as Exhibit 10(qqq) to Form 10-K of Cliffs on February 18, 2010 and incorporated by reference)	Not Applicable

10(bbb)	Support Agreement among Cliffs Natural Resources Inc. and Wuhan Iron and Steel (Group) Corporation dated January 11, 2011 (filed as Exhibit 10.1 to Form 8-K of Cliffs on January 18, 2011 and incorporated by reference)	Not Applicable

10(ccc)	* Form of Cliffs Natural Resources Restricted Shares Agreement pursuant to the Amended and Restated Cliffs 2007 Incentive Equity Plan between the employee participant and the Company or its Subsidiary	Filed Herewith

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

Exhibit Number		Pagination by Sequential Numbering System

10(ddd)	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10(a) to Form 10-Q of Cliffs on April 25, 2002 and incorporated by reference)	Not Applicable

10(eee)	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10(a) to Form 10-Q of Cliffs on July 25, 2002 and incorporated by reference)	Not Applicable

10(fff)	** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor (filed as Exhibit 10(a) to Form 8-K of Cliffs on December 29, 2004, and incorporated by reference)	Not Applicable

10(ggg)	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10(vv) to Form 10-K of Cliffs filed on February 5, 2003, and incorporated by reference)	Not Applicable

10(hhh)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc. (filed as Exhibit 10(a) of Form 8-K of Cliffs on September 20, 2004, and incorporated by reference)	Not Applicable

10(iii)	** Umbrella Agreement between Mittal Steel USA and Cleveland-Cliffs Inc, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and Cliffs Sales Company amending three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West (Exhibit 10(eee) and 10(fff) above in this index), Mittal Steel USA-Indiana Harbor East (Exhibit 10(ggg) above in this index), and Mittal Steel USA-Weirton (Exhibit 10(hhh) above in this index), dated as of March 1, 2007 and effective as of April 12, 2006 (filed as Exhibit 10(www) for Form 10-K of Cliffs on May 25, 2007 and incorporated by reference)	Not Applicable

10(jjj)	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(fff) of Form 10-K of Cliffs on February 21, 2006 and incorporated by reference)	Not Applicable

10(kkk)	** Term Sheet for Amendment and Extension of the Amended and Restated Pellet Sale and Purchase Agreement among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(d) to Form 10-Q of Cliffs on July 31, 2008 and incorporated by reference)	Not Applicable

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System

10(lll)	** Term Sheet for Modification of Certain Terms of the Pellet Sale and Purchase Agreement by and between Cliffs and Severstal dated and effective December 15, 2008 (filed as Exhibit 10(a) to Form 10-Q of Cliffs on July 30, 2009 and incorporated by reference)	Not Applicable

10(mmm)	** Term Sheet for Modification of Certain Terms of the Pellet Sale and Purchase Agreement by and between Cliffs and Severstal dated and effective June 19, 2009 (filed as Exhibit 10(b) to Form 10-Q of Cliffs on July 30, 2009 and incorporated by reference)	Not Applicable

10(nnn)	** Pellet Sale and Purchase Agreement by and among The Cleveland-Cliffs Iron Company, Cliffs Sales Company, and AK Steel Corporation dated November 10, 2006 and effective January 1, 2007 through December 31, 2013 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 15, 2006 and incorporated by reference)	Not Applicable

12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of independent auditors	Filed Herewith

24	Power of Attorney	Filed Herewith

31(a)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of February 17, 2011	Filed Herewith

31(b)	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas as of February 17, 2011	Filed Herewith

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 17, 2011	Filed Herewith

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer of Cliffs Natural Resources Inc., as of February 17, 2011	Filed Herewith

99(a)	Schedule II — Valuation and Qualifying Accounts	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.