Form 10-Q
period 2011-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2011-04-29
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

YES  ☐                                         NO  ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 135,649,021 as of April 26, 2011.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three Months Ended March 31, 2011 and 2010

3	Statements of Unaudited Condensed Consolidated Financial Position March 31, 2011 and December 31, 2010

4	Statements of Unaudited Condensed Consolidated Cash Flows Three Months Ended March 31, 2011 and 2010

5	Notes to Unaudited Condensed Consolidated Financial Statements

35	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

61	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

61	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

62	Item 1 – Legal Proceedings

66	Item 1A – Risk Factors

68	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

69	Item 5 – Other Information

72	Item 6 – Exhibits

72	Signature

73	Exhibit Index

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

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal USA	ArcelorMittal USA Inc.
ASC	Accounting Standards Codification
AusQuest	AusQuest Limited
C.I.F.	Cost, Insurance and Freight
CLCC	Cliffs Logan County Coal
Cockatoo	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mines Limited
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc.
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
INR	INR Energy, LLC
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPSC	Michigan Public Service Commission
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
PPACA	Patient Protection and Affordable Care Act
Reconciliation Act	Health Care and Education Reconciliation Act
renewaFUEL	renewaFUEL, LLC
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits
SEC	United States Securities and Exchange Commission
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc.
Tilden	Tilden Mining Company L.C.
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
VNQDC Plan	2005 Voluntary Non-Qualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.
WEPCO	Wisconsin Electric Power Company
Wuhan	Wuhan Iron and Steel (Group) Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,133.0	$671.5
Freight and venture partners’ cost reimbursements	50.2	56.2

	1,183.2	727.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(584.5)	(577.7)

SALES MARGIN	598.7	150.0
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(50.7)	(44.4)
Exploration costs	(10.6)	(1.6)
Miscellaneous - net	3.8	9.4

	(57.5)	(36.6)

OPERATING INCOME	541.2	113.4
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	-	38.6
Changes in fair value of foreign currency contracts, net	56.3	2.3
Interest income	2.5	2.4
Interest expense	(38.2)	(10.2)
Other non-operating income	0.5	0.7

	21.1	33.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	562.3	147.2
INCOME TAX EXPENSE	(142.0)	(66.4)
EQUITY INCOME (LOSS) FROM VENTURES	3.0	(3.4)

NET INCOME	423.3	77.4
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(0.1)	-

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$423.4	$77.4

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$3.12	$0.57

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$3.11	$0.57

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	135,486	135,174
Diluted	136,191	135,954

CASH DIVIDENDS DECLARED PER SHARE	$0.1400	$0.0875

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,267.7	$1,566.7
Accounts receivable	506.5	359.1
Inventories	496.4	269.2
Supplies and other inventories	136.1	148.1
Derivative assets	132.9	82.6
Deferred and refundable taxes	36.7	43.2
Other current assets	137.6	114.8

TOTAL CURRENT ASSETS	3,713.9	2,583.7
PROPERTY, PLANT AND EQUIPMENT, NET	4,021.5	3,979.2

OTHER ASSETS
Investments in ventures	525.4	514.8
Goodwill	197.3	196.5
Intangible assets, net	171.7	175.8
Deferred income taxes	126.4	140.3
Other non-current assets	196.1	187.9

TOTAL OTHER ASSETS	1,216.9	1,215.3

TOTAL ASSETS	$8,952.3	$7,778.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$266.9	$266.5
Accrued expenses	257.1	266.6
Deferred revenue	238.5	215.6
Taxes payable	213.0	142.3
Other current liabilities	131.7	137.7

TOTAL CURRENT LIABILITIES	1,107.2	1,028.7
POSTEMPLOYMENT BENEFIT LIABILITIES	494.0	528.0
LONG-TERM DEBT	2,412.5	1,713.1
BELOW-MARKET SALES CONTRACTS	161.7	164.4
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	189.2	184.9
DEFERRED INCOME TAXES	65.7	63.7
OTHER LIABILITIES	248.1	256.7

TOTAL LIABILITIES	4,678.4	3,939.5
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 224,000,000 shares;
Issued - 138,845,469 shares (2010 - 138,845,469 shares);
Outstanding - 135,644,830 shares (2010 - 135,456,999 shares)	17.3	17.3
Capital in excess of par value of shares	903.3	896.3
Retained Earnings	3,328.8	2,924.1
Cost of 3,200,639 common shares in treasury (2010 - 3,388,470 shares)	(46.4)	(37.7)
Accumulated other comprehensive income	70.0	45.9

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	4,273.0	3,845.9

NONCONTROLLING INTEREST	0.9	(7.2)

TOTAL EQUITY	4,273.9	3,838.7

TOTAL LIABILITIES AND EQUITY	$8,952.3	$7,778.2

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Three Months Ended March 31,

	2011	2010
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES:
Net income	$423.3	$77.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	79.8	66.6
Changes in deferred revenue and below-market sales contracts	15.8	60.1
Deferred income taxes	14.2	32.3
Equity (income) loss in ventures (net of tax)	(3.0)	3.4
Derivatives and currency hedges	(42.7)	(81.9)
Gain on acquisition of controlling interests	-	(38.6)
Other	(22.5)	(5.1)
Changes in operating assets and liabilities:
Receivables and other assets	(166.7)	49.1
Product inventories	(229.5)	(69.5)
Payables and accrued expenses	38.2	(19.8)

Net cash provided by operating activities	106.9	74.0
INVESTING ACTIVITIES
Acquisition of controlling interests, net of cash acquired	-	(107.2)
Purchase of property, plant and equipment	(65.7)	(18.9)
Settlements on Canadian dollar foreign exchange contracts	28.1	-
Investments in ventures	(0.1)	(76.3)
Proceeds from sale of assets	0.3	0.2

Net cash used by investing activities	(37.4)	(202.2)
FINANCING ACTIVITIES
Net proceeds from issuance of senior notes	699.3	395.1
Issuance costs of bridge credit facility	(31.8)	-
Repayment of term loan	-	(200.0)
Cost of Canadian dollar foreign exchange option	(22.3)	-
Common stock dividends	(19.0)	(11.8)
Other financing activities	1.2	(9.1)

Net cash provided by financing activities	627.4	174.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.1	1.7

INCREASE IN CASH AND CASH EQUIVALENTS	701.0	47.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,566.7	502.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,267.7	$550.4

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ended December 31, 2011 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Labrador/Quebec, Canada	100.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
renewaFUEL	Michigan	95.0%	Biomass
Freewest	Ontario, Canada	100.0%	Chromite
Spider	Ontario, Canada	100.0%	Chromite

Intercompany transactions and balances are eliminated upon consolidation.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2011 and December 31, 2010. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	March 31, 2011	December 31, 2010

Amapá	Investments in ventures	30	$468.8	$461.3
AusQuest	Investments in ventures	30	25.1	24.1
Cockatoo	Investments in ventures	50	12.5	10.5
Hibbing	Other liabilities	23	(0.5)	(5.8)
Other	Investments in ventures		19.0	18.9

			$524.9	$509.0

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the notes to the audited financial statements for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Retrospective Adjustments

In accordance with the business combination guidance in ASC 805, we retrospectively recorded adjustments to the Wabush purchase price allocation that occurred during the second half of 2010 back to the date of acquisition that occurred during the first quarter of 2010. The adjustments were due to further refinements of the fair values of the assets acquired and liabilities assumed. Additionally, we continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income. Due to these adjustments, the financial statements for the three months ended March 31, 2010 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $22.0 million and a decrease to Net Income Attributable to Cliffs Shareholders of $16.1 million, respectively, on the Statements of Unaudited Condensed Consolidated Operations. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.12 per common share, respectively. In addition, Retained Earnings was decreased by $16.1 million and Accumulated other comprehensive income was increased by $25.3 million, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position as of December 31, 2010 for the effect of these retrospective adjustments. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

Recent Accounting Pronouncements

In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of guidance required for the period beginning January 1, 2011; however, adoption of this amended guidance did not have a material impact on our consolidated financial statements.

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

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Alternative Energies operating segment is comprised of our 95 percent interest in renewaFUEL located in Michigan. The Ferroalloys operating segment is comprised of our interests in chromite deposits held by Freewest and Spider, in Northern Ontario, Canada. Our Global Exploration Group was established in 2009 and is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011		2010
Revenues from product sales and services:
North American Iron Ore	$637.5	54%	$457.3	63%
North American Coal	165.0	14%	81.1	11%
Asia Pacific Iron Ore	345.4	29%	159.5	22%
Other	35.3	3%	29.8	4%

Total revenues from product sales and services for reportable segments	$1,183.2	100%	$727.7	100%

Sales margin:
North American Iron Ore	$395.8		$109.5
North American Coal	(2.9)		(10.6)
Asia Pacific Iron Ore	195.8		43.7
Other	10.0		7.4

Sales margin	598.7		150.0
Other operating expense	(57.5)		(36.6)
Other income (expense)	21.1		33.8

Income from continuing operations before income taxes and equity income (loss) from ventures	$562.3		$147.2

Depreciation, depletion and amortization:
North American Iron Ore	$27.1		$23.0
North American Coal	21.6		11.7
Asia Pacific Iron Ore	24.0		25.9
Other	7.1		6.0

Total depreciation, depletion and amortization	$79.8		$66.6

Capital additions (1):
North American Iron Ore	$35.1		$9.4
North American Coal	27.5		4.1
Asia Pacific Iron Ore	25.3		7.7
Other	3.1		2.6

Total capital additions	$91.0		$23.8

(1) Includes capital lease additions and non-cash accruals.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2011	December 31, 2010
Segment Assets:
North American Iron Ore	$2,588.5	$2,166.7
North American Coal	1,641.9	1,623.8
Asia Pacific Iron Ore	1,340.8	1,195.3
Other	1,337.0	1,257.8

Total segment assets	6,908.2	6,243.6
Corporate	2,044.1	1,534.6

Total assets	$8,952.3	$7,778.2

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2011 and December 31, 2010:

	(In Millions)
	Derivative Assets
	March 31, 2011		December 31, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$5.3	Derivative assets (current)	$2.8

Total derivatives designated as hedging instruments under ASC 815		$5.3		$2.8

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$76.1	Derivative assets (current)	$34.2
	Deposits and miscellaneous	-	Deposits and miscellaneous	2.0
Customer Supply Agreements	Derivative assets (current)	48.1	Derivative assets (current)	45.6
Provisional Pricing Arrangements	Derivative assets (current)	3.4		-
	Accounts Receivable	16.6		-

Total derivatives not designated as hedging instruments under ASC 815		$144.2		$81.8

Total derivatives		$149.5		$84.6

There were no derivative instruments classified as a liability as of March 31, 2011 or December 31, 2010.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Australian Dollar Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales. We use foreign currency exchange forward contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. U.S. currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective October 1, 2010, we elected hedge accounting for certain types of our foreign exchange contracts entered into subsequent to September 30, 2010. These instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested for effectiveness at inception and at each reporting period. Our hedging policy allows no more than 75 percent of anticipated operating costs for up to 12 months and no more than 50 percent of operating costs for up to 24 months to be designated as cash flow hedges of future sales. If and when these hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

As of March 31, 2011, we had outstanding foreign currency exchange contracts with a notional amount of $85 million in the form of forward contracts with varying maturity dates ranging from May 2011 to February 2012. This compares with outstanding foreign currency exchange contracts with a notional amount of $70 million as of December 31, 2010.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive income on the Statements of Unaudited Condensed Consolidated Financial Position. Unrealized gains of $1.9 million were recorded as of March 31, 2011 related to these hedge contracts, based on the Australian to U.S. dollar spot rate of 1.03 as of March 31, 2011. Any ineffectiveness is recognized immediately in income and as of March 31, 2011, there was no ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transaction affects earnings and are recorded as Product Revenues on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2011, we recorded realized gains of $0.3 million. Of the amounts remaining in Accumulated other comprehensive income, we estimate that $3.6 million will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments on Accumulated other comprehensive income and the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 and 2010:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2011	2010		2011	2010
Australian Dollar Foreign Exchange Contracts (hedge designation)	$1.9	$-	Product revenue	$0.2	$-
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	-	-	Product revenue	0.2	1.6

Total	$1.9	$-		$0.4	$1.6

Derivatives Not Designated as Hedging Instruments

Australian Dollar Foreign Exchange Contracts

Effective July 1, 2008, we discontinued hedge accounting for all outstanding foreign currency exchange contracts entered into at the time and continued to hold such instruments as economic hedges to manage currency risk as described above. The notional amount of the outstanding non-designated foreign exchange contracts was $170 million as of March 31, 2011. The contracts are in the form of collar options and forward contracts with varying maturity dates ranging from April 2011 to January 2012. This compares with outstanding non-designated foreign exchange contracts with a notional amount of $230 million as of December 31, 2010.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2011, the change in fair value of our foreign currency contracts resulted in a net gain of $4.4 million based on the Australian to U.S. dollar spot rate of 1.03 at March 31, 2011. This compares with a net gain of $2.3 million for the three months ended March 31, 2010, based on the Australian to U.S. dollar spot rate of 0.92 at March 31, 2010. The amounts that were previously recorded as a component of Accumulated other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized in the same period the forecasted transaction affects earnings.

Canadian Dollar Foreign Exchange Contracts and Option

On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction, including net debt, valued at approximately C$4.9 billion. We have hedged a portion of the purchase price on the open market by entering into foreign currency exchange forward contracts and an option contract with a notional amount of $4.0 billion as of March 31, 2011. The hedge contracts are considered economic hedges which do not qualify for hedge accounting. The forward contracts had maturity dates of March 30, 2011 and the option contract had a maturity date of April 14, 2011. During March 2011, a swap was executed in order to roll the maturity dates of certain of the forward contracts from March 30, 2011 to April 7, 2011. The swap resulted in net realized gains of $28.1 million recognized through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011. These instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2011, the change in fair value of these forward contracts and option resulted in net unrealized gains of $23.5 million based on the Canadian dollar to U.S. dollar spot rate of 1.03 at March 31, 2011. Current Derivative assets of $45.8 million, representing the fair value of the contracts and option, were recorded on the March 31, 2011 Statements of Unaudited Condensed Consolidated Financial Position.

In April, additional swaps were executed in order to further extend the maturity dates of the forward contracts. These swaps have resulted in net realized gains or losses that will be recognized through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations during the second quarter of 2011.

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

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $24.6 million and $19.9 million, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 and 2010, related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $48.1 million and $45.6 million, respectively, on the March 31, 2011 and December 31, 2010 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism historically referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. This change has impacted certain of our North American Iron Ore customer supply agreements for the 2011 contract year and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. As a result, we have recorded certain shipments made to our North American Iron Ore customers in the first quarter of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. We recognized $20.0 million as an increase in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 under these pricing provisions for certain shipments to our North American Iron Ore customers. This compares with an increase in Product revenues of $85.0 million for the three months ended March 31, 2010 related to estimated forward price settlement for shipments to our Asia Pacific Iron Ore and North American Iron Ore customers until prices actually settled.

As of March 31, 2011, we have recorded approximately $3.4 million as current Derivative assets on the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final pricing in 2011 with our North American Iron Ore customers. This amount represents the incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement in 2011. As of March 31, 2011, we also have derivatives of $16.6 million classified as Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we have provisionally agreed upon with certain of our North American Iron Ore customers until a final price settlement is reached. It also represents the amount we have invoiced for shipments made to such customers and expect to collect in cash in the short-term to fund operations. In 2010, the derivative instrument was settled in the fourth quarter upon the settlement of pricing provisions with some of our North American Iron Ore customers and therefore is not reflected in the Statements of Unaudited Condensed Consolidated Financial Position at December 31, 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 and 2010:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2011	2010
Foreign Exchange Contracts	Product Revenues	$0.3	$2.8
Foreign Exchange Contracts	Other Income (Expense)	56.0	2.3
Customer Supply Agreements	Product Revenues	24.6	19.9
Provisional Pricing Arrangements	Product Revenues	20.0	85.0

Total		$100.9	$110.0

Refer to NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2011 and December 31, 2010:

	(In Millions)
	March 31, 2011			December 31, 2010
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
North American Iron Ore	$352.4	$43.7	$396.1	$144.6	$30.9	$175.5
North American Coal	21.4	16.1	37.5	16.1	19.8	35.9
Asia Pacific Iron Ore	33.0	19.1	52.1	34.7	20.4	55.1
Other	9.4	1.3	10.7	2.6	0.1	2.7

Total	$416.2	$80.2	$496.4	$198.0	$71.2	$269.2

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

In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income. Based on this process the acquisition date fair value of the previous equity interest was adjusted to $38 million. The changes required to finalize the U.S. and Canadian deferred tax valuations and to incorporate additional information on assumed asset retirement obligations offset to a net decrease of $1.7 million in the fair value of the equity interest from the initial purchase price allocation. Thus, the gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income of $20.3 million, was adjusted to $25 million as of December 31, 2010.

Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill and Gain on acquisition of controlling interests, made during the second half of 2010, back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2010. We finalized the purchase price allocation for the acquisition of Wabush during the fourth quarter of 2010. A comparison of the initial and final purchase price allocation has been provided in the following table.

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$88.0	$88.0	$-
Working capital adjustments	15.0	15.0	-

Fair value of total consideration transferred	103.0	103.0	-

Fair value of Cliffs’ equity interest in Wabush held prior to acquisition of remaining interest	39.7	38.0	(1.7)

	$142.7	$141.0	$(1.7)

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
In-process inventories	$21.8	$21.8	$-
Supplies and other inventories	43.6	43.6	-
Other current assets	13.2	13.2	-
Mineral rights	85.1	84.4	(0.7)
Plant and equipment	146.3	147.8	1.5
Intangible assets	66.4	66.4	-
Other assets	16.3	19.3	3.0

Total identifiable assets acquired	392.7	396.5	3.8
LIABILITIES:
Current liabilities	(48.1)	(48.1)	-
Pension and OPEB obligations	(80.6)	(80.6)	-
Mine closure obligations	(39.6)	(53.4)	(13.8)
Below-market sales contracts	(67.7)	(67.7)	-
Deferred taxes	(20.5)	-	20.5
Other liabilities	(8.9)	(8.8)	0.1

Total identifiable liabilities assumed	(265.4)	(258.6)	6.8

Total identifiable net assets acquired	127.3	137.9	10.6
Goodwill	15.4	3.1	(12.3)

Total net assets acquired	$142.7	$141.0	$(1.7)

The significant changes to the final purchase price allocation from the initial allocation were due primarily to the allocation of deferred taxes between the existing equity interest in Wabush and the acquired portion, and additional asset retirement obligations related to the Wabush operations.

Of the $66.4 million of acquired intangible assets, $54.7 million was assigned to the value of a utility contract that provides favorable rates compared with prevailing market rates and will be amortized on a straight-line basis over the five-year remaining life of the contract. The remaining $11.7 million was assigned to the value of an easement agreement that is anticipated to provide a fee to Wabush for rail traffic moving over Wabush lands and will be amortized on a straight-line basis over a 30-year period.

The $3.1 million of goodwill resulting from the acquisition was assigned to our North American Iron Ore business segment. The goodwill recognized is primarily attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the goodwill is expected to be deductible for income tax purposes.

Refer to NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base-metal properties in Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario, Canada, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that could form the foundation of North America’s only ferrochrome production operation. Assuming favorable results from pre-feasibility and feasibility studies and receipt of all applicable approvals, the planned mine is expected to allow us to produce 600 thousand metric tons of ferrochrome and to produce one million metric tons of chromite concentrate annually. Total purchase consideration for the acquisition was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition date fair value of the consideration transferred was determined based upon the closing market price of our common shares on the acquisition date.

Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million in the first quarter of 2010 as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Consolidated Operations.

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

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Equity instruments (4.2 million Cliffs common shares)	$173.1	$173.1	$-
Cash	12.8	12.8	-

Fair value of total consideration transferred	185.9	185.9	-

Fair value of Cliffs’ ownership interest in Freewest held prior to acquisition of remaining interest	27.4	27.4	-

	$213.3	$213.3	$-

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$7.7	$7.7	$-
Other current assets	1.4	1.4	-
Mineral rights	252.8	244.0	(8.8)
Marketable securities	12.1	12.1	-

Total identifiable assets acquired	274.0	265.2	(8.8)
LIABILITIES:
Accounts payable	(3.3)	(3.3)	-
Long-term deferred tax liabilities	(57.4)	(54.3)	3.1

Total identifiable liabilities assumed	(60.7)	(57.6)	3.1

Total identifiable net assets acquired	213.3	207.6	(5.7)
Goodwill	-	5.7	5.7

Total net assets acquired	$213.3	$213.3	$-

The significant changes to the final purchase price allocation from the initial allocation were primarily due to changes to the fair value adjustment for mineral rights that resulted from the finalization of certain assumptions used in the valuation models utilized to determine the fair values.

The $5.7 million of goodwill resulting from the finalization of the purchase price allocation was assigned to our Ferroalloys business segment. The goodwill recognized is primarily attributable to obtaining a controlling interest in Freewest. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

CLCC

On July 30, 2010, we acquired the coal operations of privately-owned INR, and since that date, the operations acquired from INR have been conducted through our wholly-owned subsidiary known as CLCC. Our full ownership of CLCC has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our North American Coal segment. The acquisition date fair value of the consideration transferred totaled $775.9 million, which consisted of a cash purchase price of $757 million and a working capital adjustment of $18.9 million.

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

The following table summarizes the consideration paid for CLCC and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of finalizing the net worth component of the purchase consideration as defined in the purchase agreement. A change in our purchase consideration could have an impact on our deferred taxes and goodwill, and the final allocation will be made when completed. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

	(In Millions)
	Initial Allocation	Revised Allocation	Change
Consideration
Cash	$757.0	$757.0	$-
Working capital adjustments	17.5	18.9	(1.4)

Fair value of total consideration transferred	$774.5	$775.9	$(1.4)

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Product inventories	$20.0	$20.0	$-
Other current assets	11.8	11.8	-
Land and mineral rights	640.3	639.3	1.0
Plant and equipment	111.1	112.3	(1.2)
Deferred taxes	16.5	15.9	0.6
Intangible assets	7.5	7.5	-
Other non-current assets	0.8	0.8	-

Total identifiable assets acquired	808.0	807.6	0.4
LIABILITIES:
Current liabilities	(22.8)	(24.1)	1.3
Mine closure obligations	(2.8)	(2.8)	-
Below-market sales contracts	(32.6)	(32.6)	-

Total identifiable liabilities assumed	(58.2)	(59.5)	1.3

Total identifiable net assets acquired	749.8	748.1	1.7
Preliminary goodwill	24.7	27.8	(3.1)

Total net assets acquired	$774.5	$775.9	$(1.4)

Of the $7.5 million of acquired intangible assets, $5.4 million was assigned to the value of in-place permits and will be amortized on a straight-line basis over the life of the mine. The remaining $2.1 million was assigned to the value of favorable mineral leases and will be amortized on a straight-line basis over the corresponding mine life.

The $27.8 million of preliminary goodwill resulting from the acquisition was assigned to our North American Coal business segment. The preliminary goodwill recognized is primarily attributable to the addition of complementary high-quality coal products to our existing operations and operational flexibility. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

As our fair value estimates remain materially unchanged from 2010, there were no significant changes to the purchase price allocation from the initial allocation reported for the period ended December 31, 2010. We expect to finalize the purchase price allocation for the acquisition of CLCC during the third quarter of 2011.

With regard to the acquisitions discussed above, pro forma results of operations have not been presented because the effects of the business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

Pending Transactions

Consolidated Thompson

On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion, or C$17.25 per share. On February 25, 2011, the shareholders of Consolidated Thompson approved the plan of arrangement pursuant to which the proposed acquisition would be completed. Completion of the pending acquisition is subject to additional customary closing conditions, including regulatory approval.

The pending acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Consolidated Thompson is a Canadian exploration and development mining company producing iron ore of high-quality concentrate. Consolidated Thompson operates an iron ore mine and processing facility near Bloom Lake in Quebec, Canada. Wuhan is a twenty-five percent partner in the Bloom Lake property. The Bloom Lake property is currently ramping up towards an initial production rate of 8.0 million metric tons of iron ore concentrate per year. Consolidated Thompson also owns two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The pending acquisition is also expected to further diversify our existing customer base.

In order to provide a portion of the financing for the pending acquisition of Consolidated Thompson, we entered into an unsecured bridge credit agreement and an unsecured term loan agreement with a syndicate of banks in March 2011. The bridge credit agreement provides for up to a $960 million bridge credit facility and the term loan agreement provides for a $1,250 million term loan. The commitments under the bridge credit agreement may continue to be further reduced prior to the closing date of the Consolidated Thompson acquisition as we continue to obtain permanent financing. The bridge credit facility has a maturity date of one year from the date of the funding. Borrowings under the bridge credit facility bear interest at a floating rate based upon a negotiated base rate or the LIBOR rate plus a margin depending on our credit rating and the length of time the borrowings remain outstanding. The term loan has a maturity date of five years from the date of funding and requires principal payments on each three-month anniversary of the date of funding. Borrowings under the term loan bear interest at a floating rate based upon a negotiated base rate or the LIBOR rate plus a margin depending on our leverage ratio. The date of funding under the bridge credit agreement and the term loan agreement is expected to occur not more than three business days prior to the date of the consummation of our pending acquisition of Consolidated Thompson. In addition, we completed a $1 billion public offering of senior notes consisting of a $700 million 10-year tranche and a $300 million 30-year tranche in March and April 2011, respectively, the net proceeds of which will also be used to provide a portion of the financing for the pending acquisition of Consolidated Thompson. Refer to Note 8 – DEBT AND CREDIT FACILITIES for further information.

On March 22, 2011, we received sufficient consents from the holders of Consolidated Thompson convertible debentures, pursuant to the consent solicitation that was announced on March 9, 2011, necessary to amend the convertible debenture indenture to give Consolidated Thompson a redemption right.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit for the three months ended March 31, 2011 and the year ended December 31, 2010:

	(In Millions)
	March 31, 2011					December 31, 2010 (1)
	North American Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	North American Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total
Beginning Balance	$ 5.1	$27.9	$ 82.6	$ 80.9	$ 196.5	$ 2.0	$ -	$ 72.6	$ -	$ 74.6
Arising in business combinations	-	-	-	-	-	3.1	27.9	-	80.9	111.9
Impact of foreign currency translation	-	-	1.3	-	1.3	-	-	10.0	-	10.0
Other	(0.4)	(0.1)	-	-	(0.5)	-	-	-	-	-

Ending Balance	$ 4.7	$ 27.8	$ 83.9	$ 80.9	$ 197.3	$ 5.1	$ 27.9	$ 82.6	$ 80.9	$ 196.5

(1) Represents a 12-month rollforward of our goodwill by reportable unit at December 31, 2010.

The balance of $197.3 million and $196.5 million at March 31, 2011 and December 31, 2010, respectively, is presented as Goodwill on the Statements of Unaudited Condensed Consolidated Financial Position. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of March 31, 2011 and December 31, 2010:

		(In Millions)
		March 31, 2011			December 31, 2010
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$133.2	$(18.1)	$115.1	$132.4	$(16.3)	$116.1
Utility contracts	Intangible assets, net	54.7	(13.0)	41.7	54.7	(10.2)	44.5
Easements	Intangible assets, net	11.7	(0.5)	11.2	11.7	(0.4)	11.3
Leases	Intangible assets, net	5.2	(2.9)	2.3	5.2	(2.9)	2.3
Unpatented technology	Intangible assets, net	4.0	(2.6)	1.4	4.0	(2.4)	1.6

Total intangible assets		$208.8	$(37.1)	$171.7	$208.0	$(32.2)	$175.8

Below-market sales contracts	Other current liabilities	$(77.0)	$24.3	$(52.7)	$(77.0)	$19.9	$(57.1)
Below-market sales contracts	Below-Market Sales Contracts	(252.3)	90.6	(161.7)	(252.3)	87.9	(164.4)

Total below-market sales contracts		$(329.3)	$114.9	$(214.4)	$(329.3)	$107.8	$(221.5)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $4.9 million and $4.0 million, respectively, for the three months ended March 31, 2011 and 2010, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. The estimated amortization expense relating to intangible assets for the remainder of 2011 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2011 (remaining nine months)	$13.3
2012	18.2
2013	17.3
2014	17.3
2015	6.2
2016	6.2

Total	$78.5

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which range from 3.5 to 8.5 years. For the three months ended March 31, 2011, we recognized $7.1 million in Product revenues related to the below-market sales contracts. No amounts were recognized in the comparable prior year period. The following amounts will be recognized in earnings for the remainder of 2011 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2011 (remaining nine months)	$51.2
2012	48.8
2013	45.3
2014	23.0
2015	23.0
2016	23.1

Total	$214.4

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets of the Company measured at fair value at March 31, 2011 and December 31, 2010:

	(In Millions)
	March 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$1,889.3	$-	$-	$1,889.3
Derivative assets	-	-	68.1	68.1
U.S. marketable securities	18.2	-	-	18.2
International marketable securities	61.8	-	-	61.8
Foreign exchange contracts	-	81.4	-	81.4

Total	$1,969.3	$81.4	$68.1	$2,118.8

	(In Millions)
	December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$1,307.2	$-	$-	$1,307.2
Derivative assets	-	-	45.6	45.6
U.S. marketable securities	22.0	-	-	22.0
International marketable securities	63.9	-	-	63.9
Foreign exchange contracts	-	39.0	-	39.0

Total	$1,393.1	$39.0	$45.6	$1,477.7

We had no financial instruments measured at fair value that were in a liability position at March 31, 2011 or December 31, 2010.

Financial assets classified in Level 1 at March 31, 2011 and December 31, 2010 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets classified in Level 2 is determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2011, such derivative financial instruments include substantially all of our foreign currency exchange contracts and option, including those entered into in order to hedge a portion of the Consolidated Thompson purchase price. At December 31, 2010, such derivative financial instruments included our existing foreign currency exchange contracts at that time. The fair value of the foreign currency exchange contracts and option is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The derivative financial assets classified within Level 3 at March 31, 2011 and December 31, 2010 include a freestanding derivative instrument related to certain supply agreements with one of our North American Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

The Level 3 derivative assets at March 31, 2011 also consist of freestanding derivatives related to certain supply agreements with our North American Iron Ore customers. As a result of the shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system that occurred in 2010, we have revised the terms of certain of our 2011 customer supply agreements and have recorded certain shipments made during the first three months of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlements are reached, is marked to fair value as a revenue adjustment each reporting period. The fair value was primarily determined based on significant unobservable inputs to develop the forward price expectation of the final price settlements. The fair value of these derivatives is determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 or December 31, 2010.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2011. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

	(In Millions)
	Derivative Assets
	March 31,
	2011	2010
Beginning balance - January 1	$45.6	$63.2
Total gains (losses)
Included in earnings	44.6	104.9
Included in other comprehensive income	-	-
Settlements	(22.1)	(42.2)
Transfers in to Level 3	-	-

Ending balance - March 31	$68.1	$125.9

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$44.6	$104.9

Gains and losses included in earnings are reported in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 and 2010.

The carrying amount and fair value of our long-term receivables and long-term debt at March 31, 2011 and December 31, 2010 were as follows:

	(In Millions)
	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$19.9	$22.3	$19.5
ArcelorMittal USA - Ispat receivable	31.2	36.9	32.8	38.9
Other	8.8	8.8	8.1	8.1

Total long-term receivables (1)	$62.3	$65.6	$63.2	$66.5

Long-term debt:
Senior notes - $700 million	$699.3	$671.1	$-	$-
Senior notes - $1 billion	990.3	973.0	990.3	972.5
Senior notes - $400 million	397.9	420.1	397.8	422.8
Senior notes - $325 million	325.0	356.5	325.0	355.6
Customer borrowings	5.0	5.0	4.0	4.0

Total long-term debt	$2,417.5	$2,425.7	$1,717.1	$1,754.9

(1) Includes current portion.

The terms of one of our North American Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of March 31, 2011, we have a receivable of $22.3 million recorded in Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $22.3 million recorded as of December 31, 2010. The fair value of the receivable of $19.9 million and $19.5 million at March 31, 2011 and December 31, 2010, respectively, is based on a discount rate of 3.8 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $31.2 million and $32.8 million at March 31, 2011 and December 31, 2010, respectively. The fair value of the receivable of $36.9 million and $38.9 million at March 31, 2011 and December 31, 2010, respectively, is based on a discount rate of 3.5 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The revolving loan is variable rate interest debt and approximates fair value. See NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

NOTE 8 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of March 31, 2011 and December 31, 2010:

($ in Millions)
March 31, 2011
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.875%	2021	$700.0	$699.3	(5)
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0	499.0	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(3)
$400 Million Senior Notes	Fixed	5.90%	2020	400.0	397.9	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility:
Revolving Loan	Variable	- %	2012	600.0	-	(1)

Total				$3,025.0	$2,412.5

December 31, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	$500.0	$499.0	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(3)
$400 Million Senior Notes	Fixed	5.90%	2020	400.0	397.8	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility:
Revolving Loan	Variable	-%	2012	600.0	-	(1)

Total				$2,325.0	$1,713.1

(1) As of March 31, 2011 and December 31, 2010, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $67.1 million and $64.7 million, respectively, reducing available borrowing capacity to $532.9 million and $535.3 million, respectively.

(2) As of March 31, 2011 and December 31, 2010, the $400 million senior notes were recorded at a par value of $400 million less unamortized discounts of $2.1 million and $2.2 million, respectively, based on an imputed interest rate of 5.98 percent.

(3) As of March 31, 2011 and December 31, 2010, the $500 million 6.25 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $8.7 million, based on an imputed interest rate of 6.38 percent.

(4) As of March 31, 2011 and December 31, 2010, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $1.0 million, based on an imputed interest rate of 4.83 percent.

(5) As of March 31, 2011, the $700 million senior notes were recorded at par value of $700 million less unamortized discounts of $0.7 million, based on an imputed interest rate of 4.89 percent.

The terms of the private placement senior notes and the credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2011 and December 31, 2010, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facility. The terms of the $1 billion senior notes and $400 million senior notes issued in 2010 contain certain customary covenants; however, there are no financial covenants.

$1 Billion Senior Notes Offering

On March 23, 2011 and April 1, 2011, respectively, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $700 million aggregate principal amount at 4.875 percent senior notes due April 1, 2021, and an additional issuance of $300 million aggregate principal amount of our 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount was previously issued during September 2010. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on October 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. Refer to NOTE 19 – SUBSEQUENT EVENTS for further information.

The senior notes may be redeemed any time at our option at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points with respect to the 2021 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption; provided however that if the 2021 senior notes are redeemed on or after the date that is three months prior to their maturity date, the 2021 senior notes will be redeemed at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the date of redemption.

In addition, if a change of control triggering event occurs with respect to the senior notes, we will be required to offer to purchase the notes of the applicable series at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The 2021 senior notes will be subject to a special mandatory redemption in the event our pending acquisition of Consolidated Thompson is not consummated on or prior to July 29, 2011, or if prior to July 29, 2011, the definitive arrangement agreement with Consolidated Thompson is terminated other than in connection with the consummation of the pending acquisition of Consolidated Thompson and is not otherwise amended or replaced. In such an event, the 2021 senior notes will be redeemed at a price equal to 101 percent of the principal amount thereof plus accrued and unpaid interest from the date of initial issuance, or the most recent date to which interest has been paid or provided for, whichever is later than, but excluding, the special mandatory redemption date.

We intend to use the net proceeds from the senior notes offering to fund a portion of the pending acquisition of Consolidated Thompson and to pay the related fees and expenses. Pending final use, we may invest the net proceeds from this offering in short-term marketable securities. As discussed above, if the acquisition of Consolidated Thompson is not consummated we will be required to redeem the 2021 senior notes in a special mandatory redemption and we would use the net proceeds from the 2040 senior notes for general corporate purposes, including the funding of capital expenditures and other strategic acquisitions.

The terms of the senior notes contain certain customary covenants; however, there are no financial covenants.

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a A$40 million ($41.3 million) bank contingent instrument facility and cash advance facility to replace the then existing A$40 million multi-option facility, which was extended through June 30, 2010 and subsequently renewed until June 30, 2011. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of March 31, 2011, the outstanding bank guarantees under this facility totaled A$24.1 million ($24.9 million), thereby reducing borrowing capacity to A$15.9 million ($16.4 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of March 31, 2011, we were in compliance with these financial covenants.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at March 31, 2011, total $270 million in 2013, $55 million in 2015 and $2.1 billion thereafter.

Refer to NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 9 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $5.8 million for the three months ended March 31, 2011, compared with $5.9 million for the same period in 2010.

Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2011 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2011 (April 1 - December 31)	$33.8		$17.2
2012	44.8		18.8
2013	37.9		18.6
2014	37.5		14.1
2015	37.7		7.4
2016 and thereafter	52.8		8.8

Total minimum lease payments	244.5		$84.9

Amounts representing interest	49.3

Present value of net minimum lease payments	$195.2	(1)

(1)    The total is comprised of $32.8 million and $162.4 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2011.

NOTE 10 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $203.5 million and $199.1 million at March 31, 2011 and December 31, 2010, respectively. The following is a summary of the obligations as of March 31, 2011 and December 31, 2010:

	(In Millions)
	March 31, 2011	December 31, 2010
Environmental	$13.7	$13.7
Mine closure
LTVSMC	17.3	17.1
Operating mines:
North American Iron Ore	115.0	112.0
North American Coal	35.2	34.7
Asia Pacific Iron Ore	15.8	15.4
Other	6.5	6.2

Total mine closure	189.8	185.4

Total environmental and mine closure obligations	203.5	199.1
Less current portion	14.3	14.2

Long-term environmental and mine closure obligations	$189.2	$184.9

Mine Closure

Our mine closure obligations are for our five consolidated North American operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2011 and the year ended December 31, 2010:

	(In Millions)
	March 31, 2011	December 31, 2010 (1)
Asset retirement obligation at beginning of period	$168.3	$103.9
Accretion expense	3.8	13.1
Exchange rate changes	0.4	2.5
Revision in estimated cash flows	-	1.0
Payments	-	(8.4)
Acquired through business combinations	-	56.2

Asset retirement obligation at end of period	$172.5	$168.3

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2010.

NOTE 11 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$5.8	$4.4	$2.4	$1.6
Interest cost	13.6	12.5	5.9	5.2
Expected return on plan assets	(15.5)	(12.6)	(4.3)	(3.2)
Amortization:
Prior service costs	1.2	1.1	0.6	0.4
Net actuarial losses	5.2	5.9	2.9	1.7

Net periodic benefit cost	$10.3	$11.3	$7.5	$5.7

We made quarterly pension contributions of $23.8 million and $8.5 million for the three months ended March 31, 2011 and 2010, respectively. Quarterly OPEB contributions were $21.9 million and $17.4 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 12 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 8, 2011, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved ICE Plan for the performance period 2011-2013. A total of 256,100 shares were granted under the award, consisting of 188,480 performance shares and 67,620 restricted share units.

For the outstanding ICE Plan year agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share grants vest over a period of three years and are intended to be paid out in common shares. Performance is measured on the basis of two factors: 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow. The final payout for the 2011 to 2013 performance period varies from zero to 200 percent of the original grant compared to prior years where the maximum payout was 150 percent. The restricted share units are subject to continued employment, are retention based, will vest at the end of the performance period for the performance shares, and are payable in common shares at a time determined by the Committee at its discretion.

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

The following assumptions were utilized to estimate the fair value for the 2011 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 8, 2011	$96.70	2.81	94.4%	1.17%	0.58%	$77.90	80.60%

The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under the ICE Plan vest over a period of three years.

NOTE 13 – INCOME TAXES

Our tax provision for the three months ended March 31, 2011 was $142.0 million. The effective tax rate for the first three months of 2011 is approximately 25.3 percent. Our 2011 expected effective tax rate for the full year is approximately 27.0 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of March 31, 2011, our valuation allowance against certain deferred tax assets increased by $4.2 million from December 31, 2010. This increase primarily relates to ordinary losses of certain foreign operations for which future utilization is currently uncertain and tax basis is greater than book basis on certain foreign assets, partially offset by the release of a valuation allowance on a deferred tax asset which was reduced because of a decrease in the difference between tax and book basis.

As of March 31, 2011, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2011 we had $79.8 million of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position. If the $79.8 million were recognized, $79.1 million would impact the effective tax rate. It is reasonably possible that unrecognized tax benefits will decrease in the range of $40 million to $50 million within the next 12 months due to expected settlements with the taxing authorities or expiration of the statute of limitations. During the three months ended March 31, 2011, we accrued an additional $0.6 million of interest relating to the unrecognized tax benefits.

Tax years that remain subject to examination are years 2007 and forward for the United States, 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 14 – CAPITAL STOCK

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010, and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010, and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 to shareholders on record as of February 15, 2011.

NOTE 15 – COMPREHENSIVE INCOME

The following are the components of comprehensive income for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011	2010
Net income attributable to Cliffs shareholders	$423.4	$77.4
Other comprehensive income:
Unrealized net gain (loss) on marketable securities - net of tax	(0.2)	(9.9)
Foreign currency translation	14.6	29.1
Amortization of net periodic benefit cost - net of tax	8.2	38.6
Reclassification of net gains on derivative financial instruments into net income	(0.4)	(1.6)
Unrealized gain on derivative financial instruments	1.9	-

Total other comprehensive income	24.1	56.2

Total comprehensive income	$447.5	$133.6

NOTE 16 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended March 31,
	2011	2010
Net income attributable to Cliffs shareholders	$423.4	$77.4
Weighted average number of shares:
Basic	135.5	135.2
Employee stock plans	0.7	0.8

Diluted	136.2	136.0

Earnings per common share attributable to Cliffs shareholders - Basic	$3.12	$0.57

Earnings per common share attributable to Cliffs shareholders - Diluted	$3.11	$0.57

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In March 2011, we incurred capital commitments related to bringing Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. As of March 31, 2011, the project has been approved for capital investments of approximately $49 million, of which $16 million has been committed. As of March 31, 2011, capital expenditures related to this commitment were approximately $5 million. Of the committed capital, expenditures of approximately $11 million are scheduled to be made during the remainder of 2011.

In 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million metric tons annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $266 million, of which approximately $200 million has been committed, that will be required to meet the timing of the proposed expansion. As of March 31, 2011, $43 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $147 million and $10 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

We incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula in 2010. As of March 31, 2011, the project has been approved for capital investments on equipment of approximately $200 million, of which $136 million has been committed, and is expected to allow the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production by an additional two million tons annually. As of March 31, 2011, capital expenditures related to this commitment were approximately $31 million. Of the committed capital, expenditures of approximately $98 million and $7 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

In 2010, we incurred a capital commitment for the construction of a new portal closer to the coal face at our Oak Grove mine in Alabama. The portal requires a capital investment of approximately $29 million, of which $26 million has been committed, and will significantly decrease transit time to and from the coal face, which is expected to result in, among other things, improved safety, greater operational efficiency, increased productivity, lower employment costs and improved employee morale. As of March 31, 2011, capital expenditures related to this commitment were approximately $15 million. Expenditures of $11 million are scheduled to be made throughout the remainder of 2011.

In 2008, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $90 million, will replace the current longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of March 31, 2011, capital expenditures related to this commitment were approximately $76 million. Expenditures of approximately $14 million are scheduled to be made throughout the remainder of 2011. In April 2011, we made a progress payment on the longwall of approximately $8 million. The remaining expenditures are related to the longwall plow system assets pending delivery.

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

NOTE 18 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2011 and 2010 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2011	2010
Capital additions	$91.0	$23.8
Cash paid for capital expenditures	65.7	18.9

Difference	$25.3	$4.9

Non-cash accruals	$25.3	$4.9
Capital leases	-	-

Total	$25.3	$4.9

Non-cash investing activities for the three months ended March 31, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items for the three months ended March 31, 2010 also include gains of $38.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

NOTE 19 – SUBSEQUENT EVENTS

$1 Billion Senior Notes Offering

On April 1, 2011, we completed the second tranche of the $1 billion public offering of senior notes consisting of an additional issuance of $300 million aggregate principal amount of our 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount was previously issued during September 2010. We received net proceeds of $296.1 million related to the completion of this tranche of the debt issuance.

Pricing Re-opener Arbitration Settlement

On April 8, 2011, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. Under the terms of the settlement, specific pricing levels have been agreed upon for 2009 and 2010 pellet sales and related sale volumes. The settlement includes a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and resulted in a cash payment of approximately $275 million. The cash settlement payment was subsequently received from the customer on April 26, 2011. As a result of the settlement, we recognized an additional $139.8 million of revenue and a reduction of $54.1 million in costs as Revenue and Cost of Goods Sold and Operating Expenses, respectively, in the Statements of Unaudited Condensed Consolidated Operations as of March 31, 2011. In addition, the settlement resulted in the replacement of the previous pricing mechanism with a world market-based pricing mechanism beginning in 2011 for one of the iron ore supply agreements. The new pricing mechanism will continue through the remainder of the term of that supply agreement and as a result of this new pricing feature both parties have agreed to forgo future price re-openers.

Purchase of Consolidated Thompson Senior Secured Notes

On April 13, 2011, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $122.5 million, plus accrued and unpaid interest. The senior secured notes have a face amount of $100 million, a stated interest rate of 8.5 percent and were scheduled to mature in 2017. The transaction will be initially recorded as an investment in Consolidated Thompson senior secured notes during the second quarter of 2011; however, upon the completion of the pending acquisition of Consolidated Thompson and consolidation into our financial statements the Consolidated Thompson senior secured notes and our investment in the notes will be eliminated as intercompany transactions.

Algoma Arbitration Settlement

On April 20, 2011, we reached a settlement agreement with Algoma. The settlement agreement includes Algoma’s acceptance of the previously announced arbitration award on December 17, 2010. In addition to acknowledging the method to calculate the contract prices beginning in 2010 through the duration of the contract, the settlement agreement also finalized the 2011 contract price. This settlement had no impact on our March 31, 2011 results.

Natural Disaster in Alabama

During the evening of April 27, 2011, above ground operations at our Oak Grove mine in Alabama were struck by severe weather, including a tornado. All mine operations employees are accounted for and safe with no known injuries at this time. It appears that the severe weather did significant damage to the mine’s preparation plant and overland conveyor system and this, along with overall infrastructure damage in Alabama, will impact future customer deliveries. Our operations team is currently in the early stages of conducting an assessment of the damages.

We have evaluated subsequent events through the date of financial statement issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 as well as other publicly available information.

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

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In North America, we operate six iron ore mines in Michigan, Minnesota and Eastern Canada, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, and in Ontario, Canada, we have acquired chromite properties. Our operations also include our 95 percent controlling interest in renewaFUEL located in Michigan. In addition, our Global Exploration Group was established in 2009 and is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

The strengthening recovery and improving outlook for 2010 was characterized by increased steel production, higher demand and rising prices, all of which have continued into 2011. Global crude steel production, a significant driver of our business, was up approximately nine percent from the comparable period in 2010 with even greater production increases in some areas, including China. Steel production in North America also remained strong, increasing six percent in the first quarter of 2011 from the comparable period in 2010.

Our consolidated revenues for the first three months of 2011 increased to $1,183.2 million, with net income per diluted share of $3.11. This compares with revenues of $727.7 million and net income per diluted share of $0.57 for the first three months of 2010. Based upon the recent shift in the industry toward shorter-term pricing arrangements linked to the spot market and away from the annual international benchmark pricing mechanism historically referenced in our customer supply agreements, pricing has continued to increase through the first quarter of 2011 from the comparable period in 2010. We have finalized short-term pricing arrangements with our Asia Pacific Iron Ore customers. This change in pricing has impacted certain of our North American Iron Ore customer supply agreements for the 2011 contract year and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. In addition, in April 2011 we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation resulting in additional revenue recorded in the first quarter of 2011. Based on the continuing signs of marked improvement in customer demand, we have modestly increased production at most of our facilities during the first quarter of 2011. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout the first three months of 2011 primarily led by demand from China.

We also strengthened our balance sheet and enhanced financial flexibility, including the completion of a public offering of senior notes in the aggregate principal amount of $1 billion. The senior note offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. We intend to use the net proceeds from the senior notes offering to fund a portion of the pending acquisition of Consolidated Thompson and to pay the related fees and expenses.

Growth Strategy and Strategic Transactions

In 2011, we expect to continue to increase our operating scale and presence as an international mining and natural resources company by maintaining our focus on integration and execution. Our strategy includes the planned integration of our pending acquisition of Consolidated Thompson. On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion, or C$17.25 per share. Completion of the pending acquisition is subject to additional customary closing conditions, including regulatory approval.

The pending acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Consolidated Thompson is a Canadian exploration and development mining company producing iron ore of high-quality concentrate. Consolidated Thompson operates an iron ore mine and processing facility near Bloom Lake in Quebec, Canada. Wuhan is a twenty-five percent partner in the Bloom Lake property. The Bloom Lake property is currently ramping up towards an initial production rate of 8.0 million metric tons of iron ore concentrate per year. Consolidated Thompson also owns two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The pending acquisition is also expected to further diversify our existing customer base.

In order to provide a portion of the financing for the pending acquisition of Consolidated Thompson, we entered into an unsecured bridge credit agreement and an unsecured term loan agreement with a syndicate of banks in March 2011. The bridge credit agreement provides for up to a $960 million bridge credit facility and the term loan agreement provides for a $1,250 million term loan. The commitments under the bridge credit agreement may continue to be further reduced prior to the closing date of the Consolidated Thompson acquisition as we continue to obtain permanent financing. The date of funding under the bridge credit agreement and the term loan agreement is expected to occur not more than three business days prior to the date of the consummation of our pending acquisition of Consolidated Thompson. We also intend to use the net proceeds of the $1 billion public offering of senior notes consisting of a $700 million 10-year tranche and a $300 million 30-year tranche in March and April 2011, to fund a portion of the pending acquisition, as discussed above.

In addition to the planned integration of our pending acquisition of Consolidated Thompson, we have a number of capital projects underway in all of our business segments. We believe these projects will continue to improve our operational performance, diversify our customer base, extend the reserve life of our portfolio of assets and facilitate new exploration activities, all of which are necessary to sustain continued growth. Throughout 2011, we will also reinforce our recently announced global reorganization, as our leadership moves to an integrated global management structure and away from our historical regional management.

We also expect to achieve growth through early involvement in exploration and development activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions.

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011	2010	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,183.2	$727.7	$455.5
Cost of goods sold and operating expenses	(584.5)	(577.7)	(6.8)

Sales Margin	$598.7	$150.0	$448.7

Sales Margin %	50.6%	20.6%	30.0%

Revenue from Product Sales and Services

Sales revenue for the first three months of 2011 increased $455.5 million, or 63 percent from the comparable period in 2010. The increase in sales revenue was primarily due to higher pricing related to our Asia Pacific Iron Ore and North American Iron Ore business operations. The recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system has caused us to reassess and, in some cases, renegotiate the terms of certain of our supply agreements, primarily with our North American Iron Ore and Asia Pacific Iron Ore customers. We have renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. The increase in pricing during the first three months of 2011 was on average a 117 percent and 96 percent increase for lump and fines, respectively, over the comparable period in 2010. This change in pricing has impacted certain of our North American Iron Ore customer supply agreements for the 2011 contract year and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. The increase in pricing during the first three months of 2011 was an average increase of 35 percent over the comparable period in 2010, before the impact of the ArcelorMittal settlement discussed below, due to increases in world pellet prices and a pricing “true-up” on sales for Algoma’s 2010 nomination as a result of the previously announced arbitration agreement. In addition, in April 2011 we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The settlement includes a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and resulted in an additional $139.8 million of revenue during the first three months of 2011.

Higher sales volumes at our North American Coal operating segment also contributed to the increase in our consolidated revenue for the first three months of 2011. Compared to the same period in 2010, sales volumes nearly doubled at North American Coal in the first quarter of 2011 due to increased sales of metallurgical and thermal coal made available through our acquisition of CLCC during the third quarter of 2010. In addition, Asia Pacific Iron Ore sale volume for the first three months of 2011 was five percent higher than the comparable prior year period as the demand for steelmaking raw materials in Asia Pacific remained strong. These increases in sales volume were more than offset by a 20 percent decrease in sales volume at North American Iron Ore during the first quarter or 2011 compared to the prior year period primarily due to recognition of 2009 carryover tons in the first quarter of 2010 upon shipment and receipt of payment.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Impact of Pricing Adjustments

In early April, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011, as discussed above. The adjustments related to the settlement were recorded in the first quarter of 2011. We also recorded a “true-up” on sales for Algoma’s 2010 nomination due to the previously announced arbitration agreement. As the revisions resulted in revenue increases and cost decreases, these adjustments had a favorable impact on results reported for the first quarter of 2011. The impact on our consolidated results for the three months ended March 31, 2011 is set forth in the following table:

(In millions, except per share data)	Three Months Ended March 31, 2011
Product revenues	$159.8	(1)
Operating income	213.9	(2)
Net income attributable to Cliffs shareholders	139.0
Earnings per common share attributable to Cliffs shareholders - Diluted	$1.02

(1) Includes a $139.8 million upward revision to Product revenues based on our final price settlement with ArcelorMittal and a $20.0 million “true-up” on sales for Algoma’s 2010 nomination.

(2) Includes upward revisions to Product revenues discussed above and a $54.1 million downward revision to Cost of goods sold and operating expenses for our negotiated settlement with ArcelorMittal.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses in the first quarter of 2011 was $584.5 million, an increase of $6.8 million over the comparable prior year period. The increase was primarily attributable to higher costs at our North American Coal and Asia Pacific Iron Ore business operations as a result of higher sales volume. Costs were also negatively impacted in the first quarter of 2011 by approximately $15.3 million related to unfavorable foreign exchange rates compared with the first quarter of 2010. These increases in cost were partially offset by lower costs at our North American Iron Ore business operations as a result of lower sales volume and cost reductions resulting from the ArcelorMittal price re-opener settlement. The cost reductions represent the cost reimbursements that we realize under cost sharing arrangements with ArcelorMittal. In addition, $10.7 million of inventory step-up related to the accounting for the acquisition of the remaining interest in Wabush was recognized in the first quarter of 2010.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011	2010	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(50.7)	$(44.4)	$(6.3)
Exploration costs	(10.6)	(1.6)	(9.0)
Miscellaneous - net	3.8	9.4	(5.6)

	$(57.5)	$(36.6)	$(20.9)

The increase in selling, general and administrative expense of $6.3 million in the first quarter of 2011 over the same period in 2010 was primarily due to $6.9 million of higher various costs including outside professional service costs associated with our current year acquisition activity and on-going arbitrations, higher insurance premiums and higher technology costs. These costs were partially offset by lower compensation costs of $0.8 million over the comparable prior year period.

The increase in exploration costs of $9.0 million in the first quarter of 2011 over the same period in 2010 was primarily due to costs of $5.9 million related to our Ferroalloys operating segment that were primarily comprised of pre-feasibility study costs of $4.3 million and other administrative expenses of $1.6 million. In addition, we incurred $3.0 million in the first quarter of 2011 over the same period in 2010 related to our involvement in exploration activities, as our Global Exploration Group focuses on identifying new world-class projects for future development or projects that are intended to add significant value to existing operations.

Other income (expense)

Following is a summary of other income (expense) for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011	2010	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interests	$-	$38.6	$(38.6)
Changes in fair value of foreign currency contracts, net	56.3	2.3	54.0
Interest income	2.5	2.4	0.1
Interest expense	(38.2)	(10.2)	(28.0)
Other non-operating income	0.5	0.7	(0.2)

	$21.1	$33.8	$(12.7)

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our results for the period were impacted by realized gains of $38.6 million related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisitions. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in the first quarter of 2010. In addition, the fair value of our previous 26.8 percent equity interest in Wabush was $38.0 million on February 1, 2010, resulting in a gain of $25.0 million also being recognized in the first quarter of 2010. Refer to NOTE 5 – ACQUISITIONS & OTHER INVESTMENTS for further information.

The impact of changes in the fair value of our foreign currency exchange contracts held as economic hedges on the Statements of Unaudited Condensed Consolidated Operations was primarily due to fluctuations in foreign currency exchange rates during the first quarter of 2011. The favorable changes in fair value of our Canadian dollar foreign currency exchange forward contracts and option contract of $23.5 million in the first quarter of 2011 relates to the Canadian to U.S. dollar spot rate of C$1.03 as of March 31, 2011, which increased from the weighted average exchange rate of C$0.98 for the forward contracts and option outstanding as of the end of the first quarter of 2011. In addition, a swap was executed in March 2011 in order to roll the maturity dates of the forward contracts from March 2011 to April 2011, resulting in net realized gains of $28.1 million for the first three months of 2011.

The results in the second quarter of 2011 will be impacted by additional net realized gains or losses recognized upon the execution of additional swaps to further extend the maturity dates of the Canadian dollar foreign currency exchange forward contracts to later dates in April.

The favorable changes in fair value of our Australian dollar foreign currency exchange contracts of $4.4 million in the first quarter of 2011 relates to cumulative net realized gains of $10.9 million recognized upon the maturity of $60 million of outstanding contracts during the first quarter of 2011. These gains were partially offset by unfavorable changes in the fair value of these contracts due to fluctuations in the Australian to U.S. dollar spot rate during the first quarter of 2011. The following table represents our Australian dollar foreign currency exchange contract position for contracts held as economic hedges as of March 31, 2011:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1):
Contracts expiring in the next 12 months	$170.0	0.86	1.03	$30.3

Total Hedge Contract Portfolio	$170.0			$30.3

(1)	Includes collar options and forward exchange contracts.

Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information

The increase in interest expense in the first three months of 2011 compared with the same period in 2010 is attributable to the completion of two public offerings of senior notes during 2010. In the first quarter of 2010, we completed a $400 million public offering of 10-year senior notes at a 5.90 percent fixed interest rate. In addition, a $1 billion public offering of senior notes was completed in the third quarter of 2010 consisting of two tranches; a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a $500 million 30-year tranche at a 6.25 percent fixed interest rate. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011	2010
Income tax expense	$142.0	$66.4
Effective tax rate	25.3%	45.1%

A reconciliation of our expected tax rate to the actual rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Impact of tax law change	-	11.0
Percentage depletion	(6.5)	(6.8)
Impact of foreign operations	(2.9)	(3.0)
Manufacturer’s deduction	(0.6)	-
Valuation allowance	0.8	5.7
Tax uncertanties	0.1	1.5
Other items - net	(0.6)	1.7

Effective income tax rate including discrete items	25.3	45.1
Discrete items	1.8	(17.6)

Effective income tax rate without discrete items	27.1%	27.5%

Our tax provision for the three months ended March 31, 2011 was an expense of $142.0 million and a 25.3 percent effective tax rate compared with expense of $66.4 million and a 45.1 percent effective tax rate for the comparable prior year period.

Discrete items as of March 31, 2011 relate to prior year U.S. and foreign provisions recognized in the current quarter and interest related to unrecognized tax benefits. Discrete items as of March 31, 2010 related to expenses resulting from the PPACA and the Reconciliation Act that were signed into law in March 2010, expenses related to prior year U.S. and foreign provisions recognized in the current quarter and interest related to unrecognized tax benefits.

As mentioned above, the PPACA and the Reconciliation Act were signed into law in 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy were reduced beginning in years ending after December 31, 2012. The income tax effect related to the acts for the three months ended March 31, 2010 was an increase to expense, recorded discretely, representing approximately 11.0 percent of the effective tax rate. The amount recorded was related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

The valuation allowance of $176.5 million against certain deferred tax assets as of March 31, 2011 relates primarily to ordinary losses of certain foreign operations for which utilization is currently uncertain.

For the full year 2011, we expect an effective tax rate of approximately 27.0 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations as well as benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 13 – INCOME TAXES for further information.

Equity Income (Loss) in Ventures

Equity income (loss) in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income in ventures for the three months ended March 31, 2011 of $3.0 million and the equity loss in ventures for the three months ended March 31, 2010 of $3.4 million primarily represents our share of the operating results of our equity method investment in Amapá. Such results consisted of operating income of $2.6 million and operating losses of $2.2 million, for each respective period. The negative operating results in the prior year period were primarily due to slower than anticipated ramp-up of operations and product yields.

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

North American Iron Ore

Following is a summary of North American Iron Ore results for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended			Change due to
	March 31,		ArcelorMittal			Idle cost/Production	Freight and	Total
	2011	2010	Settlement	Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$637.5	$457.3	$139.8	$125.3	$(81.7)	$-	$(3.2)	$180.2
Cost of goods sold and operating expenses	(241.7)	(347.8)	54.1	(7.9)	57.5	(0.8)	3.2	106.1

Sales margin	$395.8	$109.5	$193.9	$117.4	$(24.2)	$(0.8)	$-	$286.3

Sales tons (1)	3.5	4.4
Production tons (1):
Total	7.9	5.9
Cliffs’ share of total	6.0	5.3

(1) Long tons of pellets (2,240 pounds).

Sales margin for North American Iron Ore was $395.8 million for the first quarter of 2011, compared with a sales margin of $109.5 for the first quarter of 2010. The improvement over last year is attributable to an increase in revenue of $180.2 million and a decrease in cost of goods sold and operating expenses of $106.1 million. The increase in revenue is a result of the ArcelorMittal price re-opener settlement and improvements in sales rates, which caused revenue to increase $139.8 million and $125.3 million respectively, over the same period in 2010. In April 2011, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The impact of the settlement has been reflected in the financial results for the three months ended March 31, 2011. As previously discussed, there has been a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. This change has impacted certain of our North American Iron Ore customer supply agreements for the 2011 contract year and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. The increase in pricing during the first three months of 2011 was an average increase of 35 percent over the comparable period in 2010, before the impact of the ArcelorMittal settlement discussed above, due to increases in world pellet prices and a $20.0 million pricing “true-up” on sales for Algoma’s 2010 nomination as a result of the previously announced arbitration agreement. Revenue in the first three months of 2011 also included $24.6 million related to supplemental contract payments compared with $19.9 million in the first quarter of 2010. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our North American Iron Ore customers.

Throughout 2010 and into 2011, we were party to three arbitration demands that were filed in relation to the pricing provisions and nominations referenced in the supply contracts for two of our largest customers. The three arbitrations related to the pricing calculations in each customer’s contract and resulted from changes in the world pellet pricing mechanism in 2010. All the arbitrations and litigations with respect to this issue have been settled. Two arbitrations and one litigation with one of the customers were settled on April 8, 2011. The settlement resolved, among other matters, price re-opener entitlements for 2009 and 2010, and pellet nominations for 2010 and 2011. The final arbitration which gave rise to two separate litigations was settled along with all the litigation on April 20, 2011. Refer to Part II – Item 1, Legal Proceedings, for additional information.

The increase in revenue was partially offset by lower sales volumes for the first three months of 2011, which caused revenue to decrease $81.7 million over the same period in 2010. Sales in the first quarter of 2010 included 785 thousand carryover tons from 2009 that were recognized upon shipment and receipt of payment. Sales volumes were also down due to decreased pellet requirements for one of our customer’s production facilities. In addition, severe weather conditions near another customer’s facility resulted in a bridge outage and suspension of all rail shipments to the customer during the first quarter of 2011.

Cost of goods sold and operating expenses in the first quarter of 2011 decreased $106.1 million or 31 percent from the prior year quarter primarily due to cost reductions resulting from the ArcelorMittal price re-opener settlement as discussed above. The cost reductions represent the cost reimbursements that we realize under cost sharing arrangements with ArcelorMittal. The negotiated settlement resulted in cost decreases of $54.1 million recognized during the first three months of 2011. Costs were also favorably impacted during the first quarter of 2011 due to lower sales volume, which resulted in cost decreases of $57.5 million. Our cost rates for the quarter increased by $7.9 million, principally due to reduced fixed cost leverage associated with lower production at our mines, partially offset by $10.7 million of inventory step-up related to the accounting for the acquisition of the remaining interest in Wabush that was recognized in the first quarter of 2010.

Production

Based on signs of marked improvements in customer demand that continued throughout the first quarter of 2011, we have modestly increased production at most of our facilities during the first quarter of 2011 to ensure we are positioned to meet such demand. During the first quarter of 2011, Northshore was operating all of its four furnaces, compared to the three furnaces that were operating during the same period in 2010. Production also increased at Hibbing due to the shutdown of this location through April 1, 2010, as a result of the economic downturn.

North American Coal

Following is a summary of North American Coal results for the three months ended March 31, 2011 and 2010:

	(In Millions, except tonnage)
	Three Months Ended March 31,		Change due to
						Freight and	Total
	2011	2010 (1)	CLCC	Volume	Rate	reimbursements	change
Revenues from product sales and services	$165.0	$81.1	$63.1	$(2.8)	$26.5	$(2.9)	$83.9
Cost of goods sold and operating expenses	(167.9)	(91.7)	(57.3)	2.8	(24.6)	2.9	(76.2)

Sales margin	$(2.9)	$(10.6)	$5.8	$-	$1.9	$-	$7.7

Sales tons (in thousands) (2)	1,259	662
Production tons (in thousands) (2)	1,354	674

(1) CLCC was acquired on July 30, 2010. Therefore, the 2010 first quarter results do not reflect the impact of the CLCC acquisition.

(2) Tons are short tons (2,000 pounds).

We reported sales margin losses for North American Coal of $2.9 million and $10.6 million for the three months ended March 31, 2011 and 2010, respectively. Revenue during the first quarter of 2011 doubled over the comparable period in 2010 to $165 million due to the acquisition of CLCC and price increases. North American Coal sold 1.3 million tons during the first three months of 2011 compared with 0.7 million tons during the same period last year. The increase in sales volume is directly attributable to 0.6 million tons of additional sales due to the acquisition of CLCC during the third quarter of 2010, which resulted in $63.1 million of additional revenue in the first quarter of 2011 when compared to the first quarter of 2010. This increase in volume was partially offset by lower availability of coal at one of our properties given production difficulties experienced during the first quarter period, as well as severe shipping congestion caused by demand for export metallurgical coal shipped from port facilities in Virginia and the lack of rail car availability due to supply constraints related to increases in demand. Sales prices were also higher during the first three months of 2011, reflecting increases in steel demand and the associated raw material prices. The increase in our 2011 contract rates caused revenue for the first quarter of 2011 to increase $26.5 million over the same period last year.

Cost of goods sold and operating expenses in the first quarter of 2011 increased $76.2 million or 83 percent from the comparable prior year quarter primarily due to the significant increase in sales volume attributable to the acquisition of CLCC, which resulted in a cost increase of $57.3 million. The increase in costs during the first three months of 2011 was also a result of higher labor cost at our legacy mines due to increases in staffing of $9.0 million, higher contract and outside service expense for subsidence payments and project expenses of $4.9 million, higher supplies and maintenance spending of $3.7 million and various other costs totaling $5.3 million. These various other costs consisted of higher royalty expenses, higher depreciation costs, higher administrative costs and higher severance taxes during the first quarter of 2011.

Production

We continued to increase production levels in the first quarter of 2011 in response to improving market conditions and increases in customer demand. The increase in production levels over the comparable prior year period is the result of the acquisition of CLCC during the third quarter of 2010. In addition, throughout the first quarter of 2010 we encountered operational difficulties at our Oak Grove mine resulting in limited production due to a roof fall and the resulting water issues. The increase in production during the first quarter of 2011 was partially offset by decreased production at Pinnacle due to a longwall move during February and March 2011 and the reallocation of the continuous miners’ crews to assist with the move.

During the evening of April 27, 2011, above ground operations at our Oak Grove mine in Alabama were struck by severe weather, including a tornado. All mine operations employees are accounted for and safe with no known injuries at this time. It appears that the severe weather did significant damage to the mine’s preparation plant and overland conveyor system and this, along with overall infrastructure damage in Alabama, will impact future customer deliveries. Our operations team is currently in the early stages of conducting an assessment of the damages; however, due to the early stage of this process we have not yet provided any updates as to the impact this will have on our North American Coal production or sales volume.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,		Change due to
					Exchange	Total
	2011	2010	Rate	Volume	rate	change
Revenues from product sales and services	$345.4	$159.5	$171.4	$16.2	$(1.7)	$185.9
Cost of goods sold and operating expenses	(149.6)	(115.8)	(12.2)	(6.3)	(15.3)	(33.8)

Sales margin	$195.8	$43.7	$159.2	$9.9	$(17.0)	$152.1

Sales metric tons (1)	2.2	2.1
Production metric tons (1)	2.1	2.1

(1) Metric tons (2,205 pounds).

Sales margin for Asia Pacific Iron Ore increased to $195.8 million during the first quarter of 2011 compared with $43.7 million for the comparable period in 2010. Revenue more than doubled in the first quarter of 2011 primarily as a result of higher lump and fines iron ore prices and increased sales volumes. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. The increase in pricing for the first quarter of 2011 over the same period in 2010 was on average a 117 percent and 96 percent increase per wet metric ton for lump and fines, respectively. In the first quarter of 2010, we were still in the process of discussing the terms of certain of our customer supply agreements and recorded shipments made during the period to our Chinese customers on a provisional basis, as the contract year began on January 1. Pricing settlements in the first three months of 2011 reflect the increase in steel demand and spot prices for iron ore and are based upon quarterly index pricing mechanisms.

Sales volume during the first quarter of 2011 increased to 2.2 million metric tons compared with 2.1 million metric tons for the comparable prior year period, resulting in an increase in revenue of $16.2 million. The higher sales volume was a direct result of higher metric sales tons from our Cockatoo mine. As of the first quarter of 2010, production at the Cockatoo mine had not yet resumed.

Cost of goods sold and operating expenses in the first quarter of 2011 increased $33.8 million compared with the first quarter of 2010 primarily as a result of $15.3 million related to unfavorable foreign exchange rate variances. In addition, costs increased during the first quarter of 2011 due to higher royalty costs of $10.0 million as a result of increased revenue, higher mining costs of $1.6 million and higher shipping costs of $0.6 million as a result of increased ship loading rates. Costs were also unfavorably impacted by $6.3 million due to higher sales volume during the first three months of 2011, as discussed above.

Production

Production at Asia Pacific Iron Ore remained flat in the first quarter of 2011 when compared to the same period in 2010 due to poor weather conditions in January of 2011. Several significant storms and a major conveyor bearing failure impacted our operations at our Koolyanobbing mine, while production at our Cockatoo mine was lower than expected due to severe wet weather and a tropical storm that came through this location. These results were partially offset by increased production at the Cockatoo mine over the comparable prior year period, as production at the Cockatoo mine had not yet resumed as of the first quarter of 2010.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first three months of 2011, we have taken a balanced approach to the allocation of our capital resources and free cash flow. We have continued to strengthen our balance sheet and enhance financial flexibility, including the completion of a public offering of senior notes in the aggregate principal amount of $1 billion. The senior note offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. We intend to use the net proceeds from the senior notes offering to fund a portion of the pending acquisition of Consolidated Thompson and to pay the related fees and expenses. Pending final use, we may invest the net proceeds from this offering in short-term marketable securities. Refer to NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

The following is a summary of significant sources and uses of cash for the three months ended March 31, 2011 and 2010:

	(In Millions)
	Three Months Ended March 31,
	2011	2010
Cash and cash equivalents - January 1	$1,566.7	$502.7
Net cash provided by operating activities	106.9	74.0

Significant Investing Transactions
Settlements on Canadian dollar foreign exchange contracts	28.1	-
Investment in ventures	(0.1)	(76.3)
Acquisition of Wabush	-	(101.9)
Acquisition of Freewest	-	(5.3)
Capital expenditures	(65.7)	(18.9)
Sale of assets	0.3	0.2

Total	(37.4)	(202.2)

Sources (Uses) of Financing
Net proceeds from issuance of senior notes	699.3	395.1
Issuance costs of bridge credit facility	(31.8)	-
Repayment of term loan	-	(200.0)
Cost of Canadian dollar foreign exchange option	(22.3)	-
Dividend distributions	(19.0)	(11.8)

Total	626.2	183.3

Other net activity	5.3	(7.4)

Cash and cash equivalents - March 31	$2,267.7	$550.4

The following discussion summarizes the significant activities impacting our cash flows during the first three months of the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $106.9 million for the three months ended March 31, 2011, compared with net cash provided by operating activities of $74.0 million for the same period in 2010. Operating cash flows in the first three months of 2011 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of improved economic conditions, operating plans for 2011 reflect increased production and modestly higher prices for iron ore and coal. In addition, our cash position was stronger in the first quarter of 2011 due to receipt of a $129 million payment in January 2011 from Algoma to true-up the portion of revenues from 2010 pellet sales that was previously disputed throughout 2010. In the first quarter of 2010, our cash from operations was stronger due to the receipt of $147.5 million related to a customer payment. The amount was due by December 31, 2009 under the terms of the customer supply agreement. However, we received payment of the full amount in January 2010.

The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout the first quarter of 2011, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. The industry is continuing to show signs of stabilization and recovery based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced marked improvements in customer demand and market expectations and have increased production at most of our facilities.

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

Our U.S. operations generate sufficient cash flows, and, consequently, we do not anticipate the need to repatriate earnings from our foreign operations. In addition, we have historically been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Our U.S. cash and cash equivalents balance at March 31, 2011 was $1,706.7 million, or approximately 75 percent of our consolidated total cash and cash equivalents balance of $2,267.7 million. In addition, as of March 31, 2011 and December 31, 2010, we had available borrowing capacity of $532.9 million and $535.3 million, respectively, under our $600 million U.S.-based revolving credit facility. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries, if we were to repatriate these earnings there would potentially be a tax impact at that time.

Investing Activities

Net cash used by investing activities was $37.4 million for the three months ended March 31, 2011, compared with $202.2 million for the comparable period in 2010, respectively. Capital expenditures were $65.7 million and $18.9 million for the three months ended March 31, 2011 and 2010, respectively. During the first three months of 2011, the net cash used by investing activities was partially offset by $28.1 million of settlements on the Canadian dollar foreign exchange forward contracts used to hedge a portion of the purchase price related to the pending acquisition of Consolidated Thompson. Investing activities in the first quarter of 2010 included capital contributions of $21.0 million related to our investment in Amapá as well as $54.2 million related to the repayment of Amapá’s debt in February 2010. In February 2010, we also completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million.

Non-cash investing activities during the first quarter of 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items for the three months ended March 31, 2010 also included gains of $38.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2011 will be approximately $700 million. This expectation excludes capital expenditures related to the pending acquisition of Consolidated Thompson. As we continue to increase production into 2011, capital expenditures will include the expansion of our Empire and Tilden mines in Michigan’s Upper Peninsula in order to increase production capacity. The project has currently been approved for capital investments in equipment of approximately $200 million, of which approximately $164 million is expected to be spent throughout the remainder of 2011 and 2012. In Asia Pacific, an expansion project has been approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require an initial capital cash outflow of approximately $209 million, of which $157 million is expected to be spent throughout the remainder of 2011 and 2012. In the first quarter of 2011, we began a project to bring Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. Approximately $11 million is scheduled to be spent in relation to this project throughout the remainder of 2011. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. Remaining expenditures for the new longwall plow system of approximately $14 million are expected to be made throughout the remainder of 2011. The remaining expenditures are related to the longwall plow system assets awaiting delivery. Construction of a new portal at Oak Grove has continued into 2011 in order to improve productivity and support growth and expansion of the mine. The portal requires a total capital investment of approximately $29 million. Remaining expenditures for the portal of approximately $11 million are expected to be made in 2011. Additional significant capital expenditures are expected in 2011 related to our pending acquisition of Consolidated Thompson.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend between $50 million and $55 million on exploration and development activities in 2011, which will provide us with opportunities for future potential reserve additions globally. Through the first three months of 2011, we have spent approximately $4.7 million related to our involvement in exploration and development activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first three months of 2011 was $627.4 million, compared with net cash provided by financing activities of $174.2 million for the comparable period in 2010. Cash flows from financing activities in the first quarter of 2011 primarily included $699.3 million in net proceeds from the issuance of the first tranche of our public offering of senior notes in the aggregate principal amount of $1 billion, which we completed on March 23, 2011. The second tranche of our public offering of senior notes was not completed until subsequent to the end of the first quarter, on April 1, 2011. We intend to use the net proceeds from the senior notes offering to fund a portion of the pending acquisition of Consolidated Thompson and to pay the related fees and expenses. Pending final use, we may invest the net proceeds from this offering in short-term marketable securities. Cash flows from financing activities in the comparable period in 2010 primarily included $395.1 million in net proceeds from a public offering of senior notes, which we completed on March 17, 2010. The net proceeds were used for repayment of our $200 million term loan under our credit facility, which we repaid on March 31, 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding during the second quarter of 2010. Successful execution of these offerings has allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market continues to improve in 2011.

As previously discussed, on January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction including net debt, valued at approximately C$4.9 billion. In addition to the public offering of senior notes consummated in 2011 discussed above, we have currently entered into a bridge credit facility with commitments of up to $960 million and a $1,250 million unsecured term loan agreement with a syndicate of banks to provide for a portion of the financing of the arrangement. As of March 31, 2011, we had paid $31.8 million of issuance costs related to execution of the bridge credit facility. We will not borrow under either of these arrangements until the funding of the pending acquisition, which is expected to occur not more than three business days prior to the date of the consummation of our pending acquisition of Consolidated Thompson. We intend to arrange additional permanent financing for the transaction by, among other things, accessing the capital markets depending on market conditions during 2011. A portion of our cash will also be used to fund a portion of the purchase price; however, management focus is on maintaining sufficient cash balances to address our future operational needs including the $700 million of anticipated capital expenditures.

Capital Resources

We expect to fund our business obligations including the $700 million of anticipated capital expenditures from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures at March 31, 2011 and December 31, 2010:

	(In Millions)
	March 31, 2011	December 31, 2010
Cash and cash equivalents	$2,267.7	$1,566.7

Credit facility	$600.0	$600.0
Senior notes	2,425.0	1,725.0
Senior notes drawn	(2,425.0)	(1,725.0)
Term loans drawn	-	-
Letter of credit obligations and other commitments	(67.1)	(64.7)

Borrowing capacity available	$532.9	$535.3

Refer to NOTE 8 – DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of March 31, 2011 and December 31, 2010, we were in compliance with each of our financial covenants.

Apart from cash generated by the business, our primary source of funding is cash on hand, which totaled $2.3 billion as of March 31, 2011. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $532.9 million as of March 31, 2011. The combination of cash and the credit facility give us approximately $2.8 billion in liquidity entering the second quarter of 2011, which is expected to be used to fund operations and finance strategic transactions, such as the pending acquisition of Consolidated Thompson.

Based on our current borrowing capacity and the actions we have taken to conserve cash, we have adequate liquidity and expect to fund our business obligations, exclusive of those related to the pending acquisition of Consolidated Thompson, from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility, or through exercising the $200 million accordion in our current revolving credit facility or the $250 million accordion made available through the term loan. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $1 billion public offering of 10-year and 30-year senior notes in March and April 2011 provides evidence that capacity in the bond markets has improved for investment grade companies compared to conditions impacting such markets in previous years. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. Accessing the capital markets may provide additional sources of funding, as well as other alternative sources such as lease financing.

Market Risks

We are subject to a variety of risks, including those caused by changes in foreign exchange rates, interest rates and commodity prices. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. At March 31, 2011, we had $85 million of outstanding foreign currency exchange contracts with varying maturity dates ranging from May 2011 to February 2012 for which we elected hedge accounting, effective October 2010. We also had $170 million of outstanding foreign currency exchange contracts with varying maturity dates ranging from April 2011 to January 2012 that we have been holding as economic hedges, entered into prior to October 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts by approximately $22.8 million, and a 10 percent decrease would reduce the fair value by approximately $26.6 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

In the first quarter of 2011, we entered into foreign currency exchange forward contracts and an option contract in order to hedge a portion of the Consolidated Thompson purchase price on the open market. At March 31, 2011, we had $4.0 billion of outstanding forward contracts and an option with maturity dates of April 2011. The contracts are considered economic hedges which do not qualify for hedge accounting. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of the contracts and option by approximately $452.5 million, and a 10 percent decrease would reduce the fair value by approximately $371.7 million.

The pellets produced at our Wabush operation in Canada represented approximately 14 percent of our North American Iron Ore pellet production as of March 31, 2011. This operation is subject to currency exchange fluctuations between the United States and Canadian currency. We do not currently hedge our exposure to this currency exchange fluctuation; however, we plan to enter into hedging instruments in the future to hedge such exposures.

Interest Rate Risk

Interest payable on our senior notes is at fixed rates. Interest for borrowings under our credit facility is at a floating rate, dependent in part on the LIBOR rate, which could expose us to the effects of interest rate changes; however, there were no borrowings outstanding under our credit facility as of March 31, 2011.

Pricing Risks

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. This change has impacted certain of our North American Iron Ore customer supply agreements for the 2011 contract year and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. As a result, we have recorded certain shipments made to North American Iron Ore customers in the first quarter of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first quarter of 2011. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $20.0 million at March 31, 2011 based on provisionally priced iron ore sales recorded at the estimated settlement price for the first quarter of 2011, subject to final pricing. We estimate that a 25 percent change in the settlement prices realized from the March 31, 2011 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $3.7 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

Arbitration

We are in discussions with certain of our customers regarding how our supply agreements will take into account the change in international market pricing. These discussions may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. We have recently settled our pricing disputes with certain of our larger customers as discussed under Part II - Item 1, Legal Proceedings.

Customer Supply Agreements

Certain supply agreements with one North American Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative, which is finalized based on a future price, and is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities.

At March 31, 2011, we had a derivative asset of $48.1 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $45.6 million as of December 31, 2010, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $75 change in the average hot band steel price realized from the March 31, 2011 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $11.5 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated North American Iron Ore mining ventures consumed approximately 4.1 million MMBtu’s of natural gas at an average delivered price of $4.95 per MMBtu, and 7.7 million gallons of diesel fuel at an average delivered price of $3.08 per gallon during the first three months of 2011. Our CLCC operations consumed approximately 1.1 million gallons of diesel fuel at an average delivered rate of $3.03 per gallon during the first three months of 2011. Consumption of diesel fuel by our Asia Pacific Operations was approximately 2.7 million gallons at an average delivered price of $2.71 per gallon for the same period.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. In addition, we purchased forward contracts for projected natural gas and diesel needs related to our North American Iron Ore operations as a hedge against price volatility in 2010. Such contracts are in quantities expected to be delivered and used in the production process. Of these contracts, we have diesel purchases for a volume of 0.4 million gallons at an average price of $2.36 per gallon as of March 31, 2011. This represents two percent of the total projected usage for the remainder of 2011. At March 31, 2011, the notional amount of the outstanding diesel fuel forward contracts was $1.0 million. The contracts for 2011 mature at various times through May 2011. If the forward rates were to change 10 percent from the month-end rate, the value and potential cash flow effect on the contracts would be approximately $0.1 million. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $15.1 million in our annual fuel and energy costs based on expected consumption for the remainder of 2011.

Outlook

We expect the demand for our products to remain strong through 2011. Rising global blast furnaces utilization rates support a favorable outlook for another year of increased global steel production, led by China. As a result, the demand for steelmaking raw materials continues to increase. With our production capacity expansion in Asia Pacific and increased seaborne iron ore exposure from our assets in North America, we believe we are poised to generate a significant amount of cash for our shareholders beyond 2011.

During the first quarter, we announced that we had entered into a definitive arrangement agreement with Consolidated Thompson. This transaction is expected to close in early second quarter of 2011, subject to the satisfaction or waiver of various closing conditions. After closing this transaction, we anticipate including this business in subsequent market outlooks.

North American Iron Ore Outlook (Long tons)

For 2011, we are increasing our sales volume expectation to approximately 29 million tons in North American Iron Ore, from a previous expectation of 28 million tons.

We are maintaining our North American Iron Ore revenue per ton expectation of $140 to $145 based on the following assumptions:

•	2011 U.S. blast furnace utilization of approximately 75 percent;

•	2011 average hot rolled steel pricing of $700 to $750; and

•	An average increase of 35 percent over 2010’s pricing for seaborne iron ore.

The revenue per ton expectation also considers various contract provisions, lag year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenue per ton for the full year will depend on price changes for blast furnace pellets from 2010 seaborne prices, customer mix, production input costs and/or steel prices (all factors in our formula-based pricing in our North American Iron Ore business segment).

In addition, the following approximate sensitivities would impact our actual realized prices:

•

For every 10 percent change from the above expectation for annual blast furnace pellet prices, we expect our average realized revenue per ton in North American Iron Ore to change by approximately $5; and

•	For every $25 change from the estimated 2011 hot rolled steel prices noted above, we expect our average revenue per ton in North American Iron Ore to change by $0.43.

We expect North American Iron Ore 2011 production volume to be approximately 27 million tons and cost per ton of $65 to $70, with approximately $5 per ton comprised of depreciation, depletion and amortization.

North American Coal Outlook (Short tons, F.O.B. the mine)

During the evening of April 27, 2011, above ground operations at our Oak Grove mine in Alabama were struck by severe weather, including a tornado. All mine operations employees are accounted for and safe with no known injuries at this point in time. It appears that the severe weather did significant damage to the mine’s preparation plant and overland conveyor system and this, along with overall infrastructure damage in Alabama, will impact future customer deliveries. We caution that it is extremely early in the damage assessment process being conducted by our operations team, and therefore, difficult to accurately forecast potential business impact.

Prior to this event, we expected 2011 North American Coal sales and production volumes of approximately 6.5 million tons, comprised of 1 million tons of thermal coal, 1.5 million tons of high volatile metallurgical coal and 4 million tons of low volatile metallurgical coal.

With the natural disaster at Oak Grove and the difficulty in immediately assessing impact, we are not providing updated sales volume, production volume, revenue per ton or cost per ton outlook at this time. We will continue with our assessment and further information will be communicated as appropriate and available.

Asia Pacific Iron Ore Outlook (Metric tons, F.O.B. the port)

We are maintaining our 2011 Asia Pacific Iron Ore sales and production volumes expectation of 9 million tons. Our 2011 Asia Pacific Iron Ore revenue per ton outlook is $165 to $170, assuming the following:

•	The Platts spot price of $181 per ton (C.I.F. China) as of April 15, 2011, is maintained for the remainder of 2011; and

•	A product mix of approximately 50 percent lump and 50 percent fines.

Full year 2011 Asia Pacific Iron Ore costs per ton are expected to be approximately $70 to $75, with approximately $11 per ton comprised of depreciation, depletion and amortization costs.

The following table provides a summary of our 2011 guidance for our three business segments:

	North American Iron Ore (1)		North American Coal (2)		Asia Pacific Iron Ore (3)
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons)	29	28	N/A (4)	6.5	9	9

Revenue per ton	$140 - $145	$140 - $145	N/A (4)	$135 - $140	$165 - $170	$175 - $180

Cost per ton	$65 - $70	$65 - $70	N/A (4)	$105 - $110	$70 - $75	$70 - $75

Depreciation, depletion and amortization per ton	$5	$5	N/A (4)	$15	$11	$12

(1)	North American Iron Ore tons are reported in long tons.
(2)	North American Coal tons are reported in short tons, F.O.B. the mine.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)

Due to events noted within our North American Coal outlook, we are reviewing our previous outlook. Upon completion of the damage assessment, we will provide an updated outlook for this business segment as appropriate and available.

Outlook for Sonoma Coal and Amapá (Metric tons, F.O.B. the port)

We have a 45 percent economic interest in Sonoma Coal. For 2011, we are decreasing Sonoma Coal’s equity sales and production volumes expectation to 1.2 million tons from the prior expectation of 1.6 million tons. The decrease is primarily driven by the exceptionally wet weather. The approximate product mix is expected to be two thirds thermal coal and one third metallurgical coal. We expect per ton costs to be $110 to $115, up from our previous expectation of $105 to $110.

We expect Amapá to be modestly profitable in 2011.

SG&A Expenses and Other Expectations

For 2011, we are maintaining our SG&A expenses expectation of approximately $200 million. In addition, we expect to incur the following additional cash outflows:

•	Approximately $50 million to $55 million related to our global exploration activities;

•	Approximately $40 million related to our chromite project in Ontario, Canada; and

•	Approximately $10 million related to Sonoma Coal partner profit sharing, down from a previous estimate of $50 million due to lower anticipated sales volumes.

We anticipate a full year tax rate of approximately 27 percent for 2011. Depreciation, depletion and amortization are expected to be approximately $360 million.

2011 Capital Budget Update and Other Uses of Cash

For 2011, based on the above outlook we expect to generate an anticipated $2.6 billion in cash from operations.

We are maintaining our 2011 capital expenditures budget of approximately $700 million, comprised of approximately $300 million in sustaining capital and approximately $400 million in growth and expansion.

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

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	the ability to successfully complete the pending acquisition of Consolidated Thompson;

•	the ability to successfully integrate acquired companies into our operations, including without limitation, Consolidated Thompson if it is successfully acquired;

•	uncertainty or weaknesses in global and/or market economic conditions, including any related impact on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•	the ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the outcome of any contractual disputes with our customers or significant energy, material or service providers;

•	the outcome of any arbitration or litigation;

•	changes in sales volume or mix;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic ore reserves or reductions in current resource estimates;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	our ability to achieve post-acquisition synergies;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•	the results of pre-feasibility and feasibility studies in relation to projects;

•

impacts of increasing governmental regulation including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity;

•	adverse changes in currency values, currency exchange rates and interest rates;

•	the success of our cost-savings efforts;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, supply and price of energy, equipment failures and other unexpected events;

•	risks related to international operations;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

For additional factors affecting the business of Cliffs Natural Resources Inc., refer to Part II – Item 1A. Risk Factors.

You are urged to carefully consider these risk factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Market Risk of the Company is presented under the caption “Market Risk” which is included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the Management’s Discussion and Analysis section of this report.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December 31, 2010.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Alabama Dust Litigation. There are currently three cases that comprise the Alabama Dust Litigation. In 1997, a case styled White, et al. v. USX Corporation, et al. was brought alleging that dust from the Concord Preparation Plant damaged properties in the area. In 2002, the plaintiffs entered into a non-opt out, injunctive-relief only settlement agreement with the former owner to implement fourteen remedial measures. PinnOak and Oak Grove were added to the case in 2004. Plaintiffs subsequently sought additional remedial measures because they claimed the original fourteen remedial measures were not adequate. The parties agreed to a supplement to the 2002 settlement that was approved by the court on December 11, 2008. The terms of the supplement provided that in exchange for an immaterial payment amount for plaintiffs’ attorneys’ fees and costs and the implementation of a one-year ambient air monitoring plan, the plaintiffs would provide a release and dismiss the lawsuit if the monitoring plan were successfully completed. Despite successful completion of that plan, the plaintiffs now contend that the air monitors should be relocated and testing should start over due to continuing complaints of excess dust. We opposed this and on September 22, 2010, filed a motion to enforce the supplement to the settlement agreement and to dismiss the case. After an evidentiary hearing on the issue in December 2010, the court ruled in favor of plaintiffs and ordered that we continue monitoring for another twelve month period. We have appealed this decision to the Alabama Supreme Court. We filed a motion to stay the trial court’s order pending appeal, which the Alabama Supreme Court granted contingent on our executing a bond in an amount to be determined by the trial court. In advance of the ruling, the parties agreed to a bond amount of $500,000 on April 19, 2011.

ArcelorMittal Arbitrations - Nomination Dispute. On September 11, 2009, Cliffs, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. with respect to ArcelorMittal’s attempt to modify its pellet nominations submitted to Cliffs in 2008 for the calendar year 2009 and with respect to ArcelorMittal’s attempt to revoke a one-time deferral election to defer 550,000 tons from 2009 to 2010. Both arbitrations were settled on April 14, 2010. Under the settlement, Cliffs reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010. On June 7, 2010, ArcelorMittal filed a complaint in the Circuit Court of Cook County, Illinois seeking a declaratory judgment that Cliffs must permit it to change the amounts and types of pellets to be shipped to its Indiana Harbor East facility in 2010 from the amounts and types set forth in the settlement agreement as part of ArcelorMittal’s 2010 nomination. On June 25, 2010, Cliffs filed a motion to stay the case and to compel arbitration. On August 20, 2010, ArcelorMittal dismissed the Cook County lawsuit and commenced arbitration in Cleveland, Ohio. Cliffs filed an answering statement in the arbitration on September 10, 2010. On April 8, 2011, the parties settled this matter as part of the Omnibus Agreement discussed in the paragraph immediately below.

ArcelorMittal Arbitrations - Price Re-opener Dispute. On May 18, 2010, The Cleveland-Cliffs Iron Company and Cliffs Mining Company filed an arbitration demand against ArcelorMittal USA for arbitration with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 (the “Supply Agreement”) covering the Indiana Harbor East facility. The agreement provides for the use of certain published annual pellet prices to adjust the prices of the pellets sold to ArcelorMittal. Cliffs asserted in the arbitration that because those prices would not be publicly available, ArcelorMittal was obligated to negotiate revised pricing terms. Cliffs also claimed that Cliffs was entitled to a price re-opener for 2010. On April 8, 2011, the parties settled all pending litigation between them through an Omnibus Agreement that, among other things, amends the Supply Agreement. Under the terms of the settlement, the parties established specific pricing levels for 2009 and 2010 pellet sales and revised the pricing calculation for the remainder of the term of the Supply Agreement. As a result, Cliffs received a cash payment of approximately $275 million under the Omnibus Agreement which includes a pricing “true-up” for pellet volumes delivered or to be delivered to certain of ArcelorMittal’s North American steelmaking facilities. Additionally, Cliffs and ArcelorMittal agreed to use a world market-based pricing mechanism beginning in 2011 and through the remainder of the contract term for the Supply Agreement. As a result of the new pricing, going forward, the parties also agreed to forego future price re-openers.

ArcelorMittal Litigation - 2011 Nomination Dispute. On January 31, 2011, ArcelorMittal USA Inc. filed a complaint in the Circuit Court of Cook County, Illinois against Cliffs, Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company with respect to ArcelorMittal’s attempt to twice modify its pellet nomination submitted to Cliffs in 2010 for the calendar year 2011. ArcelorMittal alleged that it was entitled to an increase in the amount of iron ore pellets to be delivered in 2011 to ArcelorMittal’s Cleveland Works and Indiana Harbor Works. On April 8, 2011, the parties settled this matter as part of the Omnibus Agreement discussed in the paragraph immediately above.

Algoma Application and Arbitration. On May 28, 2010, Algoma filed an Application for Emergency Relief in the Ontario Superior Court of Justice in Ontario, Canada requesting that the court order The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company to ship pellets to the Algoma facility in Sault Ste. Marie, Ontario. Algoma and Cliffs are parties to a Pellet Sale and Purchase Agreement dated January 31, 2002. The agreement provides for a mid-year adjustment of the price paid by Algoma for the pellets that it purchases. Algoma disputed the adjustment made by Cliffs in May 2010 and refused to pay the adjusted price. The agreement permits Cliffs to suspend performance if Algoma does not pay any amount due to Cliffs. Algoma’s application sought to preclude Cliffs from suspending shipments of pellets and to require it to continue performance at a provisional price set by Cliffs in December 2009 until such time as arbitration resolves the pricing issues. The court granted the application and ordered Cliffs to resume shipping pellets at the December 2009 price. The injunction expired on October 1, 2010, following an agreement between the parties on an interim price to be paid by Algoma pending the outcome of the related arbitration in Ohio.

Simultaneously with the Application for Emergency Relief, Algoma filed an arbitration demand pursuant to the agreement. The demand requested that the arbitration panel determine a price adjustment and declare that the May 2010 adjustment by Cliffs is invalid and ineffective. Cliffs filed an answer and counterclaim on June 18, 2010 and an amended answer and counterclaim in the arbitration on July 16, 2010. The amended counterclaim asserted that published annual prices used to adjust the price of the pellets sold to Algoma under the agreement were no longer publicly available and asked the arbitration panel to either amend the agreement in this regard or require Algoma to enter into negotiations with Cliffs to amend the agreement. In a binding decision on December 17, 2010, the arbitration panel redefined world prices for blast furnace pellets, a factor used in determining annual price increases or decreases under the agreement. This revised definition entitled us to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets in the agreement’s pricing formula. On December 21, 2010, Algoma filed an application to vacate the award in the U.S. District Court for the Northern District of Ohio. On January 3, 2011, Algoma filed a complaint in the U.S. District Court, Northern District, Eastern Division of Ohio seeking to enjoin Cliffs from suspending performance if Algoma continued to pay the interim price agreed to in the Canadian litigation. The court denied Algoma’s motion for a temporary restraining order. Algoma then agreed to pay a current price and a true-up payment based on the arbitration and to withdraw its motion for the injunctive relief in exchange for continued shipments. On January 6, 2011, we received $129 million in “true-up” payments from Algoma. On January 28, 2011, Cliffs filed three counterclaims against Algoma in the U.S. District Court for the Northern District of Ohio. The first counterclaim relates to the interpretation of a term used in the arbitration panel’s award and seeks a declaratory judgment. The second counterclaim alleges that Algoma is obligated to pay the 2010 contract price for any pellets nominated for 2010, but not delivered until 2011, and seeks a declaratory judgment. The third counterclaim alleges that Algoma breached its contract with Cliffs by failing to take delivery in 2010 of the full amount of pellets that it nominated for 2010 and refusing to pay the 2010 price for any pellets not delivered until 2011 and seeks an award of damages. On April 20, 2011, the parties reached a settlement of all the pending litigation and agreed that the arbitration award is final, binding and enforceable. The parties also agreed that 2010 tons delivered in 2011 would be invoiced at 2010 prices. The parties filed stipulations of dismissal in both cases on April 21, 2011.

KHD Humboldt Wedag International Ltd. (“KHD”). On June 20, 2006, KHD and Cade Struktur Corporation (“Cade”) submitted an arbitration notice, appointment of an arbitrator and request to appoint an arbitrator to the participants in Wabush in connection with a dispute over the calculation of royalties under the terms of an Amended and Consolidation of Mining Leases Agreement dated September 2, 1959, as amended, between Wabush Iron Co. Limited and Canadian Javelin Limited (a predecessor to KHD and Cade). KHD and Cade claimed that Wabush had underpaid royalties since 1991 and claimed underpayments in excess of C$21 million plus interest and costs. As part of the Wabush acquisition earlier this year, the agreement contains certain provisions that allow Cliffs to recover a portion of any liability from the former owners of Wabush. On May 28, 2010, the arbitration panel delivered a verdict wherein both parties were successful in various parts of the claim. The panel concluded that Cliffs was using the correct iron ore content of 63.5 percent and had fulfilled its fiduciary duties, but that certain portions of the royalty calculation were incorrectly tabulated. On October 8, 2010, approximately C$2.3 million was paid to the Newfoundland tax authority and approximately C$9.3 million was paid to KHD as a result of the misinterpretation of the royalty calculation from December 22, 1999. The amount owed in interest and costs remains outstanding before the arbitration panel. A hearing on interests and costs concluded on March 3, 2011 and the arbitration panel reserved its decision.

Wisconsin Electric Power Company Rate Cases. On July 2, 2009, WEPCO filed a new rate case at the MPSC wherein WEPCO proposed to increase its rates for electric service. On August 18, 2009, the judge granted our petition to intervene in the new rate case. Testimony in the case was completed in early February 2010. On July 1, 2010, the MPSC approved new rates, effective on July 2, 2010, that were projected to increase Tilden and Empire’s electric costs by approximately $14.4 million per year, or 13.6 percent, as compared to the rates that were in effect when the case was filed. Because WEPCO had self-implemented an interim rate increase in February 2010, the actual increase in rates beginning in July 2010 was much lower than 13.6 percent. Tilden and Empire’s rates increased by approximately $2.5 million, or 2.1 percent, on an annual basis in July over the rates in effect since February 2010. On August 2, 2010, Tilden and Empire filed a petition for rehearing with respect to certain issues in the rate case. On October 14, 2010, the MPSC granted, in part, Tilden and Empire’s petition for rehearing and directed that WEPCO’s rates implemented in July 2010 be reduced. The rate reduction is projected to lower Tilden and Empire’s annual electric costs by approximately $200,000 below the annual electric costs that Tilden and Empire would have incurred under the rates implemented in July. On November 12, 2010, Tilden and Empire filed a Claim of Appeal with the Michigan Court of Appeals raising two issues, which if decided favorably to the mines could further reduce the mines’ annual electric costs. On December 28, 2010, the MPSC filed a motion for remand with the Court of Appeals requesting that the case be sent back to the MPSC for further clarification. This motion was denied and the case is in the briefing phase.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors. The information below presents additional risks we will be subject to upon the completion of our anticipated acquisition of Consolidated Thompson and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Failure to successfully and efficiently integrate Consolidated Thompson into our operations may adversely affect our operations and financial condition.

The integration of Consolidated Thompson into our operations will be a significant undertaking and will require significant attention from our management team. The pending acquisition will involve the integration of two companies that previously operated independently and the unique business culture of the two companies may prove to be incompatible. This integration will be a complex, costly and time-consuming process, and we cannot assure you that this process will be successful. In addition, the integration of Consolidated Thompson into our operations will require significant one-time costs for tasks such as site visits and audits and may be difficult to execute, and we cannot guarantee or accurately estimate these costs at this time. Additional integration challenges include, among other things:

•	managing a larger company than before completion of the acquisition;

•	retaining existing employees;

•	the possibility of faulty assumptions underlying our expectations for the integration process;

•	incorporating new facilities into our business operations;

•	coordinating sales and delivery functions;

•	integrating mining logistics, information, communication and other systems;

•	maintaining our standards, controls, procedures and policies; and

•	unforeseen expenses, liabilities or delays associated with the acquisition.

We may not achieve the benefits we expect from the acquisition if we are unable to successfully overcome these integration challenges.

We may not realize the growth opportunities and cost synergies that are anticipated from our pending acquisition of Consolidated Thompson.

The benefits we expect to achieve as a result of our pending acquisition of Consolidated Thompson will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Consolidated Thompson’s business and operations with our business and operations. Even if we are able to integrate our business with Consolidated Thompson’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with Consolidated Thompson’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

Consolidated Thompson is an exploration and development mining company whose full potential has not yet been realized, and we may encounter unexpected set-backs in bringing operations up to their full potential, which could hinder our ability to realize the full value of the pending acquisition or decrease the anticipated value of the pending acquisition.

Consolidated Thompson is an exploration and development mining company. Mining operations generally involve a high degree of risk and Consolidated Thompson’s operations are subject to the hazards and risks normally encountered in the exploration, development and production of iron ore, including environmental hazards and periodic interruptions in both production and transportation due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability.

Development projects generally have a limited operating history upon which to base estimates of future cash capital and operating costs. For development projects, resource estimates and estimates of cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies, which derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, ground conditions, the configuration of the ore body, expected recovery rates of minerals from the ore, estimated operating costs and other factors. As a result, future actual production, cash operating costs and economic returns could differ significantly from those estimated. It is not unusual for new mining operations to experience problems during the start-up phase, and delays in the commencement and initial acceleration of production often can occur. Any of these events could hinder our ability to realize the full value of the acquisition or decrease the anticipated value of the acquisition.

Consolidated Thompson’s ability to increase present iron ore production levels through the successful development of new mines and/or the expansion of existing mining operations is subject to numerous uncertainties and conditions.

Consolidated Thompson’s ability to increase present iron ore production levels is dependent, in part, on the successful development of new mines and/or the expansion of existing mining operations, including the planned increase of production capacity at its Bloom Lake Property from 8 million metric tons per year to 16 million metric tons per year and development of its Lamêlée Property and Peppler Lake Property. Development and expansion projects rely on the accuracy of predicted factors including: capital and operating costs; metallurgical recoveries; reserve estimates; and future metal prices. Development and expansion projects are also subject to accurate feasibility studies, the acquisition of surface or land rights, the issuance of necessary governmental permits, including environmental permits, and obtaining governmental approvals necessary for the operation of a project. As a result of the substantial expenditures involved, developments are also prone to material cost overruns versus budget. Any one of the above factors could delay or restrict our ability to increase present iron ore production levels and have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to our VNQDC Plan, we sold a total of 3,370 of our common shares on February 25, 2011 for an aggregate consideration of $320,925.10 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by seven officers and one manager under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
January 1 – 31, 2011	-	-	-	2,495,400
February 1 – 28, 2011	-	-	-	2,495,400
March 1 – 31, 2011	85,561 (2) (3)	92.67	-	2,495,400

Total	85,561	92.67	-	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding common shares. There were no repurchases in the first quarter under this program.

(2)

On March 3, 2011, the Company acquired 85,536 common shares from employee recipients of the 2008 to 2010 Performance Share award in order to satisfy the tax withholding obligation of the award pursuant to the terms of the Amended and Restated Cliffs 2007 Incentive Equity Plan.

(3)

On March 15, 2011, the Company acquired 25 common shares pursuant to a scheduled distribution election from a VNQDC Plan participant. The shares were repurchased by the Company to satisfy the tax withholding obligation of that participant pursuant to the distribution.

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

Our mine locations did not receive any flagrant violations under Section 110(b)(2) of the FMSH Act and no written notices of a pattern of violations, or the potential to have a pattern of such violations, under section 104(e) of the FMSH Act were received for the three months ended March 31, 2011. In addition, there were no mining-related fatalities at any of our mine locations during the same period.

Following is a summary of the information listed above for the three months ended March 31, 2011.

		(A)	(B)	(C)	(D)		(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (1)	Pending Legal Action
Pinnacle	Coal	47	2	2	0		$39,347	None
Green Ridge	Coal	6	0	5	0		-	None
Oak Grove	Coal	28	0	5	0		27,500	1
Chilton-Dingess	Coal	19	0	1	1	(2)	-	None
Powellton	Coal	25	0	0	0	(3)	31,837	None
Saunders Prep	Coal	0	0	0	0		-	None
Toney Fork	Coal	12	0	0	0		-	None
Elk Lick Tipple	Coal	0	0	0	0		-	None
Lower War Eagle	Coal	0	0	0	0		-	None
Elk Lick Chilton	Coal	0	0	0	0		-	None
Tilden	Iron Ore	11	0	0	0		28,381	None
Empire	Iron Ore	6	0	0	0		10,935	None
NorthShore	Iron Ore	45	0	0	0		102,898	None
Hibbing Taconite	Iron Ore	15	0	0	0		111,273	None
United Taconite	Iron Ore	27	2	1	3	(4)	82,751	1

(1)	Amounts included under the heading “Proposed Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before the three months ended March 31, 2011.

(2)

On March 23, 2011, we received an imminent danger order from MSHA stating, among other things, that employees at our Chilton-Dingess mine were observed cutting timbers in a raised scoop bucket that was not blocked against motion. The employees deenergized the scoop, which immediately terminated the order. The conditions cited in the order referred to above did not result in an accident or injury and had no material adverse impact on our operations at the Chilton-Dingess mine.

(3)

On February 3, 2011, we received an imminent danger order from MSHA stating that two contractors were observed hanging communication line on the surface of our Powellton mine using a boom truck in a manner that violated proper safety precautions for operating a boom bucket. We immediately addressed the issue by instructing the contractors on the proper safety precautions to be taken when operating a boom bucket and removing the contractors from the mine, which resulted in termination of the order on February 3, 2011. In a subsequent action on February 7, 2011, MSHA modified the order to cite the contractor rather than us for the improper conduct and all references to us were removed from such order, as modified. The conditions cited in the order referred to above did not result in an accident or injury and had no material adverse impact on our operations at the Powellton mine.

(4)

On January 24, 2011, we received an imminent danger order from MSHA stating that an employee at our concentrator in Forbes, Minnesota was observed pulling a drain plug for the converter box from the top of the hydro separator tank without railings and without wearing fall protection. The employee promptly returned safely to the ground which immediately terminated the order.

On February 3, 2011, we received an imminent danger order from MSHA stating that a walkway at our fine crushing plant in Forbes, Minnesota was not being maintained, specifically the metal plate decking had deteriorated and was causing a potential hazard for persons stepping through the alleged deteriorated metal of the walkway. We promptly repaired the affected walkway, which terminated the order on February 4, 2011. Additionally, on February 4, 2011, at the same location, we received an imminent danger order with respect to an employee working beyond chain rails without wearing fall protection. The employee returned safely from the edge which immediately terminated the order.

The conditions cited in the imminent danger orders referred to above did not result in an accident or injury and had no material adverse impact on our operations at the United Taconite mine.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 73.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: April 29, 2011	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Senior Vice President - Corporate
Controller and Chief Accounting Officer

Exhibit Index

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
2(a)

# Arrangement Agreement, dated January 11, 2011, by and between Cliffs Natural Resources Inc. and Consolidated Thompson Iron Mines Limited (filed as Exhibit 2.1 to the Current Report on Form 8-K of Cliffs on January 18, 2011 and incorporated by reference herein)

Not Applicable

4(a)

Form of Fourth Supplemental Indenture relating to the Company’s 4.875% Notes due 2021, including Form of 4.875% Note (filed as Exhibit 4.1 to the Current Report on Form 8-K of Cliffs on March 23, 2011 and incorporated by reference herein)

Not Applicable

4(b)	Fifth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 31, 2011	Filed Herewith

10(a)	* Form of Cliffs Natural Resources Inc. Participant Grant Under the Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended	Filed Herewith

10(b)	* Form of Cliffs Natural Resources Inc. Participant Grant (Australia) Under the Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended	Filed Herewith

10(c)

Bridge Credit Agreement entered into as of March 4, 2011, among Cliffs Natural Resources Inc., JPMorgan Chase Bank N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Co-Arrangers and Co-Syndication Agents, and the various lenders from time to time party thereto (filed as Exhibit 10(a) to the Current Report on Form 8-K of Cliffs on March 8, 2011 and incorporated by reference herein)

Not Applicable

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

*	Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

Exhibit Number	Exhibit
10(d)

Term Loan Agreement entered into as of March 4, 2011, among Cliffs Natural Resources Inc., JPMorgan Chase Bank N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Syndication Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Fifth Third Bank, PNC Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Commonwealth Bank of Australia, KeyBank National Association, RBS Citizens, N.A. and U.S. Bank National Association, as Documentation Agents, and the various lenders from time to time party thereto (filed as Exhibit 10(b) to the Current Report on Form 8-K of Cliffs on March 8, 2011 and incorporated by reference herein)

Not Applicable

10(e)

**Amendment to the Amended and Restated Pellet Sale and Purchase Agreement, dated as of February 25, 2011, by and among Severstal North America, Inc. (now known as Severstal Dearborn, LLC), Cliffs Sales Company, The Cleveland-Cliffs Iron Company and Cliffs Mining Company

Filed Herewith

10(f)

Support Agreement, dated January 11, 2011, by and between Cliffs Natural Resources Inc. and Wuhan Iron and Steel (Group) Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K of Cliffs on January 18, 2011 and incorporated by reference herein)

Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of April 29, 2010

Filed Herewith

**	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document