Form 10-Q
period 2011-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2011-07-28
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

YES  ☐                                         NO  ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 146,016,897 as of July 25, 2011.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Six Months Ended June 30, 2011 and 2010

3	Statements of Unaudited Condensed Consolidated Financial Position June 30, 2011 and December 31, 2010

4	Statements of Unaudited Condensed Consolidated Cash Flows Six Months Ended June 30, 2011 and 2010

5	Notes to Unaudited Condensed Consolidated Financial Statements

39	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

67	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

67	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

67	Item 1 – Legal Proceedings

69	Item 1A – Risk Factors

70	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

71	Item 5 – Other Information

74	Item 6 – Exhibits

74	Signature

75	Exhibit Index

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

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal USA	ArcelorMittal USA Inc.
ASC	Accounting Standards Codification
AusQuest	AusQuest Limited
Bloom Lake	Bloom Lake Iron Ore Mine Limited Partnership
C.F.R.	Cost and Freight
CLCC	Cliffs Logan County Coal LLC
Cockatoo	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mines Limited
CSAP	Cross State Air Pollution Rule
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc.
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
IFRS	International Financial Reporting Standards
INR	INR Energy, LLC
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PM10	Particulate Matter
PPACA	Patient Protection and Affordable Care Act
Reconciliation Act	Health Care and Education Reconciliation Act
renewaFUEL	renewaFUEL, LLC
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits
SEC	United States Securities and Exchange Commission
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc.
Tilden	Tilden Mining Company L.C.
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.
WISCO	Wuhan Iron and Steel (Group) Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,705.0	$1,116.2	$2,838.0	$1,787.7
Freight and venture partners’ cost reimbursements	100.8	68.1	151.0	124.3

	1,805.8	1,184.3	2,989.0	1,912.0
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,075.0)	(769.6)	(1,659.5)	(1,347.3)

SALES MARGIN	730.8	414.7	1,329.5	564.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(69.5)	(42.5)	(115.3)	(86.9)
Consolidated Thompson acquisition costs	(18.0)	-	(22.9)	-
Exploration costs	(18.2)	(7.7)	(28.8)	(9.3)
Miscellaneous - net	(8.2)	1.3	(4.4)	10.7

	(113.9)	(48.9)	(171.4)	(85.5)

OPERATING INCOME	616.9	365.8	1,158.1	479.2
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	-	-	-	38.6
Changes in fair value of foreign currency contracts, net	50.4	(10.0)	106.7	(7.7)
Interest income	2.4	2.7	4.9	5.1
Interest expense	(81.0)	(13.3)	(119.2)	(23.5)
Other non-operating income	0.5	6.5	1.0	7.2

	(27.7)	(14.1)	(6.6)	19.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	589.2	351.7	1,151.5	498.9
INCOME TAX EXPENSE	(151.9)	(99.3)	(293.9)	(165.7)
EQUITY INCOME (LOSS) FROM VENTURES	(11.3)	8.2	(8.3)	4.8

NET INCOME	426.0	260.6	849.3	338.0
LESS: INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	18.3	(0.1)	18.2	(0.1)

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$407.7	$260.7	$831.1	$338.1

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$2.93	$1.93	$6.06	$2.50

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$2.92	$1.92	$6.02	$2.49

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	139,000	135,319	137,243	135,247
Diluted	139,783	136,134	137,987	136,041
CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.14	$0.28	$0.2275

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238.1	$1,566.7
Accounts receivable	317.2	352.3
Accounts receivable from associated companies	70.5	6.8
Inventories	605.3	269.2
Supplies and other inventories	156.9	148.1
Derivative assets	110.2	82.6
Deferred and refundable taxes	38.0	43.2
Other current assets	152.1	114.8

TOTAL CURRENT ASSETS	1,688.3	2,583.7
PROPERTY, PLANT AND EQUIPMENT, NET	9,802.4	3,979.2

OTHER ASSETS
Investments in ventures	509.4	514.8
Goodwill	1,227.3	196.5
Intangible assets, net	159.5	175.8
Deferred income taxes	54.2	140.3
Other non-current assets	230.6	187.9

TOTAL OTHER ASSETS	2,181.0	1,215.3

TOTAL ASSETS	$13,671.7	$7,778.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$306.9	$266.5
Accrued expenses	361.6	266.6
Deferred revenue	141.2	215.6
Taxes payable	140.3	142.3
Current portion of term loan	62.5	-
Other current liabilities	178.5	137.7

TOTAL CURRENT LIABILITIES	1,191.0	1,028.7
POSTEMPLOYMENT BENEFIT LIABILITIES	490.9	528.0
LONG-TERM DEBT	3,898.8	1,713.1
BELOW-MARKET SALES CONTRACTS	145.1	164.4
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	207.5	184.9
DEFERRED INCOME TAXES	890.1	63.7
OTHER LIABILITIES	328.3	256.7

TOTAL LIABILITIES	7,151.7	3,939.5
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2010 - 224,000,000 shares);
Issued - 149,195,469 shares (2010 - 138,845,469 shares);
Outstanding - 146,010,183 shares (2010 - 135,456,999 shares)	18.6	17.3
Capital in excess of par value of shares	1,760.3	896.3
Retained Earnings	3,717.7	2,924.1
Cost of 3,185,286 common shares in treasury (2010 - 3,388,470 shares)	(46.3)	(37.7)
Accumulated other comprehensive income	95.9	45.9

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	5,546.2	3,845.9

NONCONTROLLING INTEREST	973.8	(7.2)

TOTAL EQUITY	6,520.0	3,838.7

TOTAL LIABILITIES AND EQUITY	$13,671.7	$7,778.2

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES
Net income	$849.3	$338.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	185.2	155.1
Changes in deferred revenue	(98.1)	(16.7)
Deferred income taxes	75.9	54.9
Equity (income) loss in ventures (net of tax)	8.3	(4.8)
Derivatives and currency hedges	(89.8)	(107.2)
Gain on acquisition of controlling interests	-	(38.6)
Other	10.2	11.0
Changes in operating assets and liabilities:
Receivables and other assets	7.0	(132.4)
Product inventories	(196.8)	(75.0)
Payables and accrued expenses	(26.2)	51.4

Net cash provided by operating activities	725.0	235.7
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	(4,423.4)	-
Acquisition of controlling interests, net of cash acquired	-	(107.2)
Purchase of property, plant and equipment	(244.5)	(63.0)
Settlements in Canadian dollar foreign exchange contracts	93.1	-
Cost of Canadian dollar foreign exchange option	(22.3)	-
Investment in Consolidated Thompson senior secured notes	(125.0)	-
Investments in ventures	(1.3)	(181.4)
Other investing activities	2.6	(5.6)

Net cash used by investing activities	(4,720.8)	(357.2)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	853.7	-
Net proceeds from issuance of senior notes	998.1	395.1
Borrowings on term loan	1,250.0	-
Borrowings on bridge credit facility	750.0	-
Repayment of bridge credit facility	(750.0)	-
Debt issuance costs	(47.7)	-
Repayment of Consolidated Thompson convertible debentures	(337.2)	-
Repayment of $200 million term loan	-	(200.0)
Common stock dividends	(38.0)	(30.8)
Other financing activities	(19.5)	(16.6)

Net cash provided by financing activities	2,659.4	147.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7.8	(1.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,328.6)	24.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,566.7	502.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238.1	$527.5

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ended December 31, 2011 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Labrador/Quebec, Canada	100.0%	Iron Ore
Bloom Lake	Quebec, Canada	75.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
renewaFUEL	Michigan	95.0%	Biomass
Freewest	Ontario, Canada	100.0%	Chromite
Spider	Ontario, Canada	100.0%	Chromite

Intercompany transactions and balances are eliminated upon consolidation.

On May 12, 2011, we acquired all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt. The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2011 reflect our 100 percent interest in Consolidated Thompson since that date. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2011 and December 31, 2010. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	June 30, 2011	December 31, 2010

Amapá	Investments in ventures	30	$476.7	$461.3
AusQuest	Investments in ventures	30	7.3	24.1
Cockatoo	Investments in ventures	50	6.1	10.5
Hibbing	Other liabilities	23	(1.8)	(5.8)
Other	Investments in ventures		19.3	18.9

			$507.6	$509.0

During the second quarter of 2011, we recorded an impairment charge of $17.6 million related to the decline in the fair value of our 30 percent ownership interest in AusQuest that was determined to be other than temporary. We evaluated the severity of the decline in the fair value of the investment as compared to our historical carrying amount, considering the broader macroeconomic conditions and the status of current exploration prospects, and could not reasonably assert that the impairment period would be temporary. As of June 30, 2011, our investment in AusQuest had a fair value of $7.3 million based upon the closing market price of the 68.3 million shares held as of June 30, 2011. As we account for this investment as an equity method investment, we recorded the impairment charge as a component of Equity Income (Loss) from Ventures on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011.

Reportable Segments

As a result of the acquisition of Consolidated Thompson, we have revised the number of our operating and reportable segments as determined under ASC 280. Our Company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 – SEGMENT REPORTING reflects this restatement.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC. Due to the completion of our acquisition of Consolidated Thompson, there have been several changes in our significant accounting policies and estimates from those disclosed therein. The significant accounting policies requiring updates have been included within the disclosures below.

Inventories

U.S. Iron Ore

U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. We track the movement of the inventory and verify the quantities on hand.

Eastern Canadian Iron Ore

Iron ore pellet inventories are stated at the lower of cost or market. Similar to U.S. Iron Ore product inventories, the cost is determined using the LIFO method. For the majority of these inventories, ownership is maintained until loading of the product at the port.

Iron ore concentrate inventories are stated at the lower of cost or market. The cost of iron ore concentrate inventories is determined using the weighted average cost. For the majority of the iron ore concentrate inventories, we maintain ownership of the inventories until title passes on the bill of lading date, which is the date of the shipment from the port.

Revenue Recognition and Cost of Goods Sold and Operating Expenses

U.S. Iron Ore

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified provisions of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our U.S. Iron Ore term supply agreements provide that title and risk of loss transfer to the customer when payment is received.

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

Eastern Canadian Iron Ore

Revenue is recognized on the sale of products when title to the product has transferred to the customer in accordance with the specified provisions of each term supply agreement and all applicable criteria for revenue recognition have been satisfied. Most of our Eastern Canadian Iron Ore term supply agreements provide that title and risk of loss transfer to the customer upon loading of the product at the port.

Since the acquisition date of Consolidated Thompson, Product Revenues and Costs of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations reflects our 100 percent ownership interest in Consolidated Thompson. WISCO is a twenty-five percent equity holder in Bloom Lake, resulting in a noncontrolling interest adjustment for WISCO’s ownership percentage to Net income (loss) attributable to noncontrolling interest on the Statements of Unaudited Condensed Consolidated Operations. As WISCO is a twenty-five percent equity holder in Bloom Lake and also our customer, we recognized $88.7 million of related party revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011, and $70.4 million of related party receivables on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2011.

Retrospective Adjustments

In accordance with the business combination guidance in ASC 805, we retrospectively recorded adjustments to the Wabush purchase price allocation that occurred during the second half of 2010 back to the date of acquisition that occurred during the first quarter of 2010. The adjustments were due to further refinements of the fair values of the assets acquired and liabilities assumed. Additionally, we continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income. Due to these adjustments, the financial statements for the six months ended June 30, 2010 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $22.0 million and a decrease to Net Income Attributable to Cliffs Shareholders of $15.9 million, respectively, on the Statements of Unaudited Condensed Consolidated Operations. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.12 and $0.11 per common share, respectively. In addition, Retained Earnings was decreased by $16.1 million and Accumulated other comprehensive income was increased by $25.3 million, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position as of December 31, 2010 for the effect of these retrospective adjustments. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

Recent Accounting Pronouncements

In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of guidance required for the period beginning January 1, 2011; however, adoption of this amendment did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance on business combinations in order to clarify the disclosure requirements around pro forma revenue and earnings. The update was issued in response to the diversity in practice about the interpretation of such requirements. The amendment specifies that pro forma revenue and earnings of the combined entity be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the amended guidance upon our acquisition of Consolidated Thompson. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

In May 2011, the FASB amended the guidance on fair value as a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework. The converged fair value framework provides converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The significant amendments to the fair value measurement guidance and the new disclosure requirements include: (1) the highest and best use and valuation premise for nonfinancial assets; (2) the application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risks; (3) premiums or discounts in fair value measurement; (4) fair value of an instrument classified in a reporting entity’s shareholders’ equity; (5) for Level 3 measurements, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and a narrative description of the sensitivity of the fair value to changes in the unobservable inputs and interrelationships between those inputs; and (6) the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. The new guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in order to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in OCI. The update also facilitates the convergence of GAAP and IFRS. The amendment eliminates the presentation options under ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In either presentation option, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and the components of OCI are presented. The amendment does not change the items that must be reported in other comprehensive income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and the amendments are required to be applied retrospectively. We are currently evaluating which presentation option we will choose and the impact that the adoption of this amendment will have on our consolidated financial statements.

NOTE 2 – SEGMENT REPORTING

Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that provide iron ore primarily to the seaborne market to Asian steel producers. The North American Coal segment is comprised of our five metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. The Asia Pacific Iron Ore segment is comprised of two iron ore mining complexes in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Alternative Energies operating segment is comprised of our 95 percent interest in renewaFUEL located in Michigan. The Ferroalloys operating segment is comprised of our interests in chromite deposits held by Freewest and Spider in Northern Ontario, Canada, and the Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2011 and 2010:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenues from product sales and services:
U.S. Iron Ore	$885.2	49%	$604.0	51%	$1,395.3	47%	$988.4	52%
Eastern Canadian Iron Ore	297.6	16%	110.8	9%	424.9	14%	183.7	10%
North American Coal	159.7	9%	116.2	10%	324.7	11%	197.3	10%
Asia Pacific Iron Ore	381.6	21%	309.4	26%	727.0	24%	468.9	25%
Other	81.7	5%	43.9	4%	117.1	4%	73.7	4%

Total revenues from product sales and services for reportable segments	$1,805.8	100%	$1,184.3	100%	$2,989.0	100%	$1,912.0	100%

Sales margin:
U.S. Iron Ore	$441.1		$179.8		$802.4		$281.3
Eastern Canadian Iron Ore	68.5		28.7		103.0		36.7
North American Coal	(14.8)		23.0		(17.7)		12.4
Asia Pacific Iron Ore	205.0		169.1		400.8		212.8
Other	31.0		14.1		41.0		21.5

Sales margin	730.8		414.7		1,329.5		564.7
Other operating expense	(113.9)		(48.9)		(171.4)		(85.5)
Other income (expense)	(27.7)		(14.1)		(6.6)		19.7

Income from continuing operations before income taxes and equity income (loss) from ventures	$589.2		$351.7		$1,151.5		$498.9

Depreciation, depletion and amortization:
U.S. Iron Ore	$22.2		$15.7		$39.5		$27.5
Eastern Canadian Iron Ore	30.1		14.4		39.9		25.6
North American Coal	20.8		11.3		42.4		23.0
Asia Pacific Iron Ore	24.9		40.3		48.9		66.2
Other	7.4		6.8		14.5		12.8

Total depreciation, depletion and amortization	$105.4		$88.5		$185.2		$155.1

Capital additions (1):
U.S. Iron Ore	$55.7		$19.2		$87.3		$27.2
Eastern Canadian Iron Ore	60.7		3.2		64.2		4.6
North American Coal	28.5		9.8		56.0		13.9
Asia Pacific Iron Ore	58.0		12.5		83.3		20.2
Other	3.5		2.2		6.6		4.8

Total capital additions	$206.4		$46.9		$297.4		$70.7

(1) Includes capital lease additions and non-cash accruals.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2011	December 31, 2010
Segment Assets:
U.S. Iron Ore	$1,807.6	$1,537.1
Eastern Canadian Iron Ore	7,525.6	629.6
North American Coal	1,625.4	1,623.8
Asia Pacific Iron Ore	1,429.2	1,195.3
Other	1,021.3	1,257.8

Total segment assets	13,409.1	6,243.6
Corporate	262.6	1,534.6

Total assets	$13,671.7	$7,778.2

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2011 and December 31, 2010:

	(In Millions)
	Derivative Assets
	June 30, 2011		December 31, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$8.9	Derivative assets (current)	$2.8

Total derivatives designated as hedging instruments under ASC 815		$8.9		$2.8

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$21.5	Derivative assets (current)	$34.2
	Deposits and miscellaneous	-	Deposits and miscellaneous	2.0
Customer Supply Agreements	Derivative assets (current)	64.0	Derivative assets (current)	45.6
Provisional Pricing Arrangements	Derivative assets (current)	15.8		-
	Accounts Receivable	14.1		-

Total derivatives not designated as hedging instruments under ASC 815		$115.4		$81.8

Total derivatives		$124.3		$84.6

There were no derivative instruments classified as a liability as of June 30, 2011 or December 31, 2010.

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

As of June 30, 2011, we had outstanding foreign currency exchange contracts with a notional amount of $135.0 million in the form of forward contracts with varying maturity dates ranging from July 2011 to May 2012. This compares with outstanding foreign currency exchange contracts with a notional amount of $70 million as of December 31, 2010.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive income on the Statements of Unaudited Condensed Consolidated Financial Position. Unrealized gains of $3.0 million and $4.9 million, respectively, were recorded for the three and six months ended June 30, 2011 related to these hedge contracts, based on the Australian to U.S. dollar spot rate of 1.07 as of June 30, 2011. Any ineffectiveness is recognized immediately in income and as of June 30, 2011, there was no ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transaction affects earnings and are recorded as Product Revenues on the Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2011, we recorded realized gains of $1.9 million and $2.2 million, respectively. Of the amounts remaining in Accumulated other comprehensive income, we estimate that $6.2 million will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments on Accumulated other comprehensive income and the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011 and 2010:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended June 30,			Three months ended June 30,
	2011	2010		2011	2010
Australian Dollar Foreign Exchange Contracts (hedge designation)	$3.0	$-	Product Revenue	$0.8	$-
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	-	-	Product Revenue	0.5	1.6

Total	$3.0	$-		$1.3	$1.6

	Six months ended June 30,			Six months ended June 30,
	2011	2010		2011	2010
Australian Dollar Foreign Exchange Contracts (hedge designation)	$4.9	$-	Product Revenue	$1.0	$-
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	-	-	Product Revenue	0.7	3.2

Total	$4.9	$-		$1.7	$3.2

Derivatives Not Designated as Hedging Instruments

Australian Dollar Foreign Exchange Contracts

Effective July 1, 2008, we discontinued hedge accounting for all outstanding foreign currency exchange contracts entered into at the time and continued to hold such instruments as economic hedges to manage currency risk as described above. The notional amount of the outstanding non-designated foreign exchange contracts was $105 million as of June 30, 2011. The contracts are in the form of collar options and forward contracts with varying maturity dates ranging from July 2011 to January 2012. This compares with outstanding non-designated foreign exchange contracts with a notional amount of $230 million as of December 31, 2010.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2011, the change in fair value of our foreign currency contracts resulted in net gains of $7.0 million and $11.4 million, respectively, based on the Australian to U.S. dollar spot rate of 1.07 at June 30, 2011. This compares with net losses of $10.0 million and $7.7 million for the three and six months ended June 30, 2010, respectively, based on the Australian to U.S. dollar spot rate of 0.85 at June 30, 2010. The amounts that were previously recorded as a component of Accumulated other comprehensive income are reclassified to earnings and a corresponding realized gain or loss is recognized in the same period the forecasted transaction affects earnings.

Canadian Dollar Foreign Exchange Contracts and Options

On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction, including net debt. We hedged a portion of the purchase price on the open market by entering into foreign currency exchange forward contracts and an option contract with a combined notional amount of C$4.7 billion. The hedge contracts were considered economic hedges which do not qualify for hedge accounting. The forward contracts had maturity dates of March 30, 2011 and the option contract had a maturity date of April 14, 2011.

During the first half of 2011, swaps were executed in order to extend the maturity dates of certain of the forward contracts through the consummation of the Consolidated Thompson acquisition and the repayment of the Consolidated Thompson convertible debentures. These swaps and the maturity of the forward contracts resulted in net realized gains of $41.5 million and $93.1 million, respectively, recognized through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011.

Customer Supply Agreements

Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices, changes in specified Producers Price Indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $46.5 million and $71.1 million, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011, related to the supplemental payments. This compares with Product revenues of $48.4 million and $68.3 million, respectively, for the comparable periods in 2010. Derivative assets, representing the fair value of the pricing factors, were $64.0 million and $45.6 million, respectively, on the June 30, 2011 and December 31, 2010 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. This change has impacted certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year, and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. As a result, we have recorded certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers in the first half of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. We recognized $289.4 million and $309.4 million, respectively, as an increase in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011 under these pricing provisions for certain shipments to our U.S. Iron Ore and Eastern Canadian Iron Ore customers. This compares with an increase in Product revenues of $389.3 million and $731.5 million for the three and six months ended June 30, 2010 related to estimated forward price settlement for shipments to our Asia Pacific Iron Ore, U.S. Iron Ore and Eastern Canadian Iron Ore customers until prices actually settled.

As of June 30, 2011, we have recorded approximately $15.8 million as current Derivative assets on the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final pricing in 2011 with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. This amount represents the incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement in 2011. As of June 30, 2011, we also have derivatives of $14.1 million classified as Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we have provisionally agreed upon with certain of our Eastern Canadian Iron Ore customers until a final price settlement is reached. It also represents the amount we have invoiced for shipments made to such customers and expect to collect in cash in the short-term to fund operations. In 2010, the derivative instrument was settled in the fourth quarter upon the settlement of pricing provisions with some of our U.S. Iron Ore customers and therefore is not reflected in the Statements of Unaudited Condensed Consolidated Financial Position at December 31, 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011 and 2010:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Foreign Exchange Contracts	Product Revenues	$2.6	$2.2	$3.2	$5.0
Foreign Exchange Contracts	Other Income (Expense)	48.5	(10.0)	104.5	(7.7)
Customer Supply Agreements	Product Revenues	46.5	48.4	71.1	68.3
Provisional Pricing Arrangements	Product Revenues	289.4	389.3	309.4	731.5

Total		$387.0	$429.9	$488.2	$797.1

Refer to NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2011 and December 31, 2010:

	(In Millions)
	June 30, 2011			December 31, 2010
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$317.1	$18.8	$335.9	$101.1	$9.7	$110.8
Eastern Canadian Iron Ore	147.5	35.3	182.8	43.5	21.2	64.7
North American Coal	5.0	23.0	28.0	16.1	19.8	35.9
Asia Pacific Iron Ore	37.7	14.5	52.2	34.7	20.4	55.1
Other	4.9	1.5	6.4	2.6	0.1	2.7

Total	$512.2	$93.1	$605.3	$198.0	$71.2	$269.2

NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Wabush

We acquired entities from our former partners that held their respective interests in Wabush on February 1, 2010, thereby increasing our ownership interest to 100 percent. Our full ownership of Wabush has been included in the consolidated financial statements since that date. The acquisition date fair value of the consideration transferred totaled $103 million, which consisted of a cash purchase price of $88 million and a working capital adjustment of $15 million. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest has increased our Eastern Canadian Iron Ore equity production capacity by approximately 4.0 million tons and has added more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

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

In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income. Based on this process the acquisition date fair value of the previous equity interest was adjusted to $38.0 million. The changes required to finalize the U.S. and Canadian deferred tax valuations and to incorporate additional information on assumed asset retirement obligations offset to a net decrease of $1.7 million in the fair value of the equity interest from the initial purchase price allocation. Thus, the gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income of $20.3 million, was adjusted to $25.0 million as of December 31, 2010.

Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill and Gain on acquisition of controlling interests, made during the second half of 2010, back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Unaudited Condensed Consolidated Operations for the six months ended June 30, 2010 and have been excluded from the three months ended June 30, 2010. We finalized the purchase price allocation for the acquisition of Wabush during the fourth quarter of 2010.

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

Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million in the first quarter of 2010 as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Consolidated Operations for the six months ended June 30, 2010.

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

The following table summarizes the consideration paid for CLCC and the fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation in the second quarter of 2011. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill back to the date of acquisition. We adjusted the initial purchase price allocation for the acquisition of CLCC as follows:

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$757.0	$757.0	$-
Working capital adjustments	17.5	18.9	(1.4)

Fair value of total consideration transferred	$774.5	$775.9	$(1.4)

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Product inventories	$20.0	$20.0	$-
Other current assets	11.8	11.8	-
Land and mineral rights	640.3	639.3	1.0
Plant and equipment	111.1	112.3	(1.2)
Deferred taxes	16.5	15.9	0.6
Intangible assets	7.5	7.5	-
Other non-current assets	0.8	0.8	-

Total identifiable assets acquired	808.0	807.6	0.4
LIABILITIES:
Current liabilities	(22.8)	(24.1)	1.3
Mine closure obligations	(2.8)	(2.8)	-
Below-market sales contracts	(32.6)	(32.6)	-

Total identifiable liabilities assumed	(58.2)	(59.5)	1.3

Total identifiable net assets acquired	749.8	748.1	1.7
Goodwill	24.7	27.8	(3.1)

Total net assets acquired	$774.5	$775.9	$(1.4)

As our fair value estimates remain materially unchanged from 2010, there were no significant changes to the purchase price allocation from the initial allocation reported during the third quarter of 2010.

Of the $7.5 million of acquired intangible assets, $5.4 million was assigned to the value of in-place permits and will be amortized on a straight-line basis over the life of the mine. The remaining $2.1 million was assigned to the value of favorable mineral leases and will be amortized on a straight-line basis over the corresponding mine life.

The $27.8 million of goodwill resulting from the acquisition was assigned to our North American Coal business segment. The goodwill recognized is primarily attributable to the addition of complementary high-quality coal products to our existing operations and operational flexibility. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

With regard to the acquisitions discussed above, pro forma results of operations have not been presented because the effects of the business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

Consolidated Thompson

On May 12, 2011, we completed our previously announced acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt, pursuant to the terms of the definitive arrangement agreement dated as of January 11, 2011. Upon the acquisition: (a) each outstanding Consolidated Thompson common share was acquired for a cash payment of C$17.25; (b) each outstanding option and warrant that was “in the money” was acquired for cancellation for a cash payment of C$17.25 less the exercise price per underlying Consolidated Thompson common share; (c) each outstanding performance share unit was acquired for cancellation for a cash payment of C$17.25; (d) all outstanding Quinto Mining Corporation rights to acquire common shares of Consolidated Thompson were acquired for cancellation for a cash payment of C$17.25 per underlying Consolidated Thompson common share; and (e) certain Consolidated Thompson management contracts were eliminated that contained certain change of control provisions for contingent payments upon termination. The acquisition date fair value of the consideration transferred totaled $4.6 billion. Our full ownership of Consolidated Thompson has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our Eastern Canadian Iron Ore segment.

The acquisition of Consolidated Thompson reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Consolidated Thompson is a Canadian mining company producing iron ore concentrate of high-quality. Consolidated Thompson operates an iron ore mine and processing facility near Bloom Lake in Quebec, Canada. WISCO is a twenty-five percent equity holder in Bloom Lake. Bloom Lake is currently ramping up towards an initial production rate of 8.0 million metric tons of iron ore concentrate per year. During the second quarter of 2011, additional capital investments were approved in order to increase the initial production rate to 16.0 million metric tons of iron ore concentrate per year. Consolidated Thompson also owns two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition is also expected to further diversify our existing customer base.

The following table summarizes the consideration paid for Consolidated Thompson and the estimated fair values of the assets and liabilities assumed at the acquisition date. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, tangible assets, deferred taxes and goodwill, and the final allocation will be made when completed. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

(In Millions)
Initial Allocation
Consideration
Cash	$4,554.0

Fair value of total consideration transferred	$4,554.0

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$130.6
Accounts receivable	102.8
Product inventories	134.2
Other current assets	35.1
Mineral rights	4,450.0
Property, plant and equipment	1,193.4
Intangible assets	2.1

Total identifiable assets acquired	6,048.2
LIABILITIES:
Accounts payable	(13.6)
Accrued liabilities	(130.0)
Convertible debentures	(335.7)
Other current liabilities	(41.8)
Long-term deferred tax liabilities	(831.5)
Wabush Easement	(11.1)
Senior secured notes	(125.0)
Capital lease obligations	(70.7)
Other long-term liabilities	(14.0)

Total identifiable liabilities assumed	(1,573.4)

Total identifiable net assets acquired	4,474.8
Noncontrolling interest in Bloom Lake	(947.6)
Preliminary goodwill	1,026.8

Total net assets acquired	$4,554.0

The fair value of the noncontrolling interest in the assets acquired and liabilities assumed of Bloom Lake has been proportionately allocated, based upon WISCO’s twenty-five percent interest in Bloom Lake. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect a noncontrolling interest discount.

The $1,026.8 million of preliminary goodwill resulting from the acquisition has been assigned to our Eastern Canadian Iron Ore business segment. The preliminary goodwill recognized is primarily attributable to the proximity to our existing Canadian operations which will allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the preliminary goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Acquisition related costs in the amount of $18.0 million and $22.9 million, respectively, have been charged directly to operations and are included within Consolidated Thompson acquisition costs on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011. In addition, we recognized $16.7 million of deferred debt issuance costs, net of accumulated amortization of $0.7 million, associated with issuing and registering the debt required to fund the acquisition as of June 30, 2011. Of these costs, $1.7 million and $15.0 million, respectively, have been recorded in Other current assets and Other non-current assets on the June 30, 2011 Statements of Unaudited Condensed Consolidated Financial Position. Upon the termination of the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson, $30.4 million and $38.3 million, respectively, of related debt issuance costs were recognized in Interest expense on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011.

The Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011 include incremental revenue and operating loss of $145.8 million and $7.2 million, respectively, related to the acquisition of Consolidated Thompson since the date of acquisition. The operating losses during the period include the impact of expensing an additional $48.4 million of stepped-up value of inventory due to purchase accounting through Cost of goods sold and operating expenses.

The following unaudited consolidated pro forma information summarizes the results of operations for the three and six months ended June 30, 2011 and 2010, as if the Consolidated Thompson acquisition and the related financing had been completed as of January 1, 2010. The pro forma information gives effect to actual operating results prior to the acquisition. The unaudited consolidated pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition of Consolidated Thompson had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except Per Common Share)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from product sales and services	$2,065.0	$1,219.9	$3,343.8	$1,947.4
Net income attributable to Cliffs shareholders	$417.0	$206.8	$808.7	$192.6
Earnings per common share attributable to Cliffs shareholders - Basic	$3.00	$1.53	$5.89	$1.42
Earnings per common share attributable to Cliffs shareholders - Diluted	$2.98	$1.52	$5.86	$1.42

The pro forma net income attributable to Cliffs shareholders was adjusted to exclude $60.3 million and $67.2 million, respectively, of Cliffs and Consolidated Thompson acquisition related costs and $48.4 million of non-recurring inventory purchase accounting adjustments incurred during the three and six months ended June 30, 2011.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit for the six months ended June 30, 2011 and the year ended December 31, 2010:

	(In Millions)
	June 30, 2011						December 31, 2010 (1)
	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total
Beginning Balance	$ 2.0	$ 3.1	$ 27.9	$ 82.6	$ 80.9	$ 196.5	$ 2.0	$ -	$ -	$ 72.6	$ -	$ 74.6
Arising in business combinations	-	1,026.8	-	-	-	1,026.8	-	3.1	27.9	-	80.9	111.9
Impact of foreign currency translation	-	-	-	4.5	-	4.5	-	-	-	10.0	-	10.0
Other	-	(0.4)	(0.1)	-	-	(0.5)	-	-	-	-	-	-

Ending Balance	$ 2.0	$ 1,029.5	$ 27.8	$ 87.1	$ 80.9	$ 1,227.3	$ 2.0	$ 3.1	$ 27.9	$ 82.6	$ 80.9	$ 196.5

(1) Represents a 12-month rollforward of our goodwill by reportable unit at December 31, 2010.

The increase in the balance of Goodwill as of June 30, 2011 is due to the preliminary assignment of $1,026.8 million to Goodwill in the second quarter of 2011 based on the preliminary purchase price allocation for the acquisition of Consolidated Thompson. The balance of $1,227.3 million and $196.5 million at June 30, 2011 and December 31, 2010, respectively, is presented as Goodwill on the Statements of Unaudited Condensed Consolidated Financial Position. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of June 30, 2011 and December 31, 2010:

		(In Millions)
		June 30, 2011			December 31, 2010
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$137.1	$(20.3)	$116.8	$132.4	$(16.3)	$116.1
Utility contracts	Intangible assets, net	54.7	(15.8)	38.9	54.7	(10.2)	44.5
Easements (1)	Intangible assets, net	-	-	-	11.7	(0.4)	11.3
Leases	Intangible assets, net	5.5	(2.9)	2.6	5.2	(2.9)	2.3
Unpatented technology	Intangible assets, net	4.0	(2.8)	1.2	4.0	(2.4)	1.6

Total intangible assets		$201.3	$(41.8)	$159.5	$208.0	$(32.2)	$175.8

Below-market sales contracts	Other current liabilities	$(77.0)	$24.3	$(52.7)	$(77.0)	$19.9	$(57.1)
Below-market sales contracts	Below-Market Sales Contracts	(252.3)	107.2	(145.1)	(252.3)	87.9	(164.4)

Total below-market sales contracts		$(329.3)	$131.5	$(197.8)	$(329.3)	$107.8	$(221.5)

(1)	Upon the acquisition of Consolidated Thompson, this intangible asset is now eliminated through intercompany eliminations. The easement agreement is between Wabush and Consolidated Thompson.

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5
Unpatented technology	5

Amortization expense relating to intangible assets was $4.7 million and $9.6 million, respectively, for the three and six months ended June 30, 2011, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $4.3 million and $8.3 million, respectively, for the comparable periods in 2010. The estimated amortization expense relating to intangible assets for the remainder of 2011 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2011 (remaining six months)	$9.6
2012	19.2
2013	18.3
2014	18.3
2015	6.4
2016	6.4

Total	$78.2

The below-market sales contracts are classified as a liability and recognized over the remaining terms of the underlying contracts, which range from 3.5 to 8.5 years. For the three and six months ended June 30, 2011, we recognized $16.6 million and $23.7 million, respectively, in Product revenues related to the below-market sales contracts, compared with $11.8 million for the three and six months ended June 30, 2010. The following amounts will be recognized in earnings for the remainder of 2011 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2011 (remaining six months)	$34.6
2012	48.8
2013	45.3
2014	23.0
2015	23.0
2016	23.1

Total	$197.8

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at June 30, 2011 and December 31, 2010:

	(In Millions)
	June 30, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$130.0	$-		$-	$130.0
Derivative assets	-	29.9	(1)	64.0	93.9
U.S. marketable securities	15.1	-		-	15.1
International marketable securities	41.8	-		-	41.8
Foreign exchange contracts	-	30.4		-	30.4

Total	$186.9	$60.3		$64.0	$311.2

(1)

Derivative assets includes $14.1 million classified as Accounts receivable on the Statement of Unaudited Condensed Consolidated Financial Position as of June 30, 2011. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

We had no financial instruments measured at fair value that were in a liability position at June 30, 2011 or December 31, 2010.

Financial assets classified in Level 1 at June 30, 2011 and December 31, 2010 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2011 and December 31, 2010, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The Level 2 derivative assets at June 30, 2011 also consist of freestanding derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. As a result of a recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system that occurred in 2010, we have revised the terms of certain of our 2011 customer supply agreements and have recorded certain shipments made during the first six months of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period. During the second quarter of 2011, we revised the inputs used to determine the fair value of these derivatives to include 2011 published pricing indices and settlements realized by other companies in the industry. Prior to this change, the fair value was primarily determined based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2011. Based on these changes to the determination of the fair value, we transferred $20 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy during the second quarter of 2011. The fair value of our derivatives is determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk.

The derivative financial assets classified within Level 3 at June 30, 2011 and December 31, 2010 include a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets or liabilities measured at fair value on a non-recurring basis at June 30, 2011 or December 31, 2010.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2011. As noted above, there was a transfer from Level 3 to Level 2 as reflected in the table below. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010.

	(In Millions)
	Derivative Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$68.1	$171.0	$45.6	$63.2
Total gains (losses)
Included in earnings	46.5	437.7	91.1	799.8
Included in other comprehensive income	-	-	-	-
Settlements	(30.6)	(369.8)	(52.7)	(624.1)
Transfers out of Level 3	(20.0)	-	(20.0)	-

Ending balance - June 30	$64.0	$238.9	$64.0	$238.9

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$46.5	$400.9	$91.1	$639.8

Gains and losses included in earnings are reported in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011 and 2010.

The carrying amount and fair value of our long-term receivables and long-term debt at June 30, 2011 and December 31, 2010 were as follows:

	(In Millions)
	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$19.9	$22.3	$19.5
ArcelorMittal USA - Ispat receivable	29.7	35.0	32.8	38.9
Other	8.7	8.7	8.1	8.1

Total long-term receivables (1)	$60.7	$63.6	$63.2	$66.5

Long-term debt:
Term loan - $1.25 billion	$1,187.5	$1,187.5	$-	$-
Senior notes - $700 million	699.3	684.0	-	-
Senior notes - $1.3 billion	1,289.1	1,299.9	990.3	972.5
Senior notes - $400 million	397.9	430.2	397.8	422.8
Senior notes - $325 million	325.0	353.9	325.0	355.6
Customer borrowings	5.1	5.1	4.0	4.0

Total long-term debt	$3,903.9	$3,960.6	$1,717.1	$1,754.9

(1) Includes current portion.

The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly, and payments began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of June 30, 2011, we have a receivable of $22.3 million recorded in Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $22.3 million recorded as of December 31, 2010. The fair value of the receivable of $19.9 million and $19.5 million at June 30, 2011 and December 31, 2010, respectively, is based on a discount rate of 3.8 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $29.7 million and $32.8 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the receivable of $35.0 million and $38.9 million at June 30, 2011 and December 31, 2010, respectively, is based on a discount rate of 3.0 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest debt and approximate fair value. See NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

NOTE 8 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of June 30, 2011 and December 31, 2010:

($ in Millions)
June 30, 2011
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$1.25 Billion Term Loan	Variable	2.052%	2016	$1,250.0	$1,187.5	(6)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.875%	2021	700.0	699.3	(5)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0	499.0	(4)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0	790.1	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0	397.9	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility:
Revolving Loan	Variable	- %	2012	600.0	0.0	(1)

Total				$4,575.0	$3,898.8

December 31, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	$500.0	$499.0	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0	397.8	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility:
Revolving Loan	Variable	-%	2012	600.0	0.0	(1)

Total				$2,325.0	$1,713.1

(1) As of June 30, 2011 and December 31, 2010, no revolving loans were drawn under the credit facility; however, the principal amount of letter of credit obligations totaled $66.6 million and $64.7 million, respectively, reducing available borrowing capacity to $533.4 million and $535.3 million, respectively.

(2) As of June 30, 2011 and December 31, 2010, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $2.1 million and $2.2 million, respectively, based on an imputed interest rate of 5.98 percent.

(3) As of June 30, 2011 and December 31, 2010, the $800 million and $500 million 6.25 percent senior notes were recorded at par values of $800 million and $500 million, respectively, less unamortized discounts of $9.9 million and $8.7 million, respectively, based on an imputed interest rate of 6.38 percent.

(4) As of June 30, 2011 and December 31, 2010, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $1.0 million and $1.0 million, respectively, based on an imputed interest rate of 4.83 percent.

(5) As of June 30, 2011, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.7 million, based on an imputed interest rate of 4.89 percent.

(6) As of June 30, 2011, $62.5 of the term loan was classified as Current portion of term loan based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

The terms of the private placement senior notes and the credit facilities each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of June 30, 2011 and December 31, 2010, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facilities. The terms of the senior notes due in 2020, 2021 and 2040 contain certain customary covenants; however, there are no financial covenants.

$1 Billion Senior Notes Offering

On March 23, 2011 and April 1, 2011, respectively, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $700 million aggregate principal amount at 4.875 percent senior notes due April 1, 2021, and an additional issuance of $300 million aggregate principal amount of our 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount was previously issued during September 2010. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on October 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. The net proceeds from the senior notes offering were used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses.

The senior notes may be redeemed any time at our option at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points with respect to the 2021 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption. However, if the 2021 senior notes are redeemed on or after the date that is three months prior to their maturity date, the 2021 senior notes will be redeemed at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the date of redemption.

In addition, if a change of control triggering event occurs with respect to the senior notes, we will be required to offer to purchase the notes of the applicable series at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Bridge Credit Agreement

On March 4, 2011, we entered into an unsecured bridge credit agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The bridge credit agreement, referred to as the bridge credit facility, had an original maturity date of May 10, 2012. On May 10, 2011, we borrowed $750 million under the bridge credit facility to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. The borrowings under the bridge credit facility were repaid using a portion of the net proceeds obtained from the public offering of our common shares that was completed on June 13, 2011, and the bridge credit facility was terminated. The borrowings under the bridge credit facility bore interest at a floating rate based upon a base rate or the LIBOR rate plus a margin determined by our credit rating and the length of time the borrowings were outstanding. The weighted average annual interest rate under the bridge credit facility during the time the borrowings were outstanding was 2.56 percent. Refer to NOTE 14 – CAPITAL STOCK for additional information on the public offering of our common shares.

Term Loan

On March 4, 2011, we also entered into an unsecured term loan agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The term loan agreement provides for a $1,250 million term loan. The term loan has a maturity date of five years from the date of funding and requires principal payments on each three-month anniversary of the date following the funding. On May 10, 2011, we borrowed $1,250 million under the term credit facility to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. Borrowings under the term loan bear interest at a floating rate based upon a base rate or the LIBOR rate plus a margin depending on the leverage ratio. The weighted average annual interest rate under the term loan was 2.05 percent for the period of May 10, 2011 through June 30, 2011.

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a A$40 million ($42.9 million) bank contingent instrument facility and cash advance facility to replace the then existing A$40 million multi-option facility, which was extended through June 30, 2011 and subsequently renewed until June 30, 2012. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of June 30, 2011, the outstanding bank guarantees under this facility totaled A$24.3 million ($26.1 million), thereby reducing borrowing capacity to A$15.7 million ($16.8 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of June 30, 2011, we were in compliance with these financial covenants.

Consolidated Thompson Senior Secured Notes

The Consolidated Thompson senior secured notes were included among the liabilities assumed in the acquisition of Consolidated Thompson. On April 13, 2011, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125 million, including accrued and unpaid interest. The senior secured notes have a face amount of $100 million, a stated interest rate of 8.5 percent and were scheduled to mature in 2017. The transaction was initially recorded as an investment in Consolidated Thompson senior secured notes during the second quarter of 2011; however, upon the completion of the acquisition of Consolidated Thompson, and consolidation into our financial statements the Consolidated Thompson senior secured notes and our investment in the notes have been eliminated as intercompany transactions. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Consolidated Thompson Convertible Debentures

Included among the liabilities assumed in the acquisition of Consolidated Thompson were the Consolidated Thompson convertible debentures that as a result of the acquisition were able to be converted by their holders into cash in accordance with the cash change of control provision of the convertible debenture indenture. The convertible debentures allowed the debenture holders to convert at a premium conversion ratio beginning on the 10th trading day prior to the closing of the acquisition and ending on the 30th day subsequent to the mailing of an offer to purchase the convertible debentures, which was the cash change of control conversion period as defined by the convertible debenture indenture. On May 12, 2011, following the closing of the acquisition, Consolidated Thompson commenced the offer to purchase all of the outstanding convertible debentures in accordance with its obligations under the convertible debenture indenture by mailing to the debenture holders such offer to purchase. Additionally, on May 13, 2011, Consolidated Thompson gave notice that it was exercising its right to redeem any convertible debentures that remained outstanding on June 13, 2011, after giving effect to any conversions that occurred during the cash change of control conversion period. As previously disclosed, Consolidated Thompson received sufficient consents from the debenture holders, pursuant to a consent solicitation, to amend the convertible debenture indenture to give Consolidated Thompson such a redemption right. As a result of these events, no convertible debentures remained outstanding as of June 30, 2011. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Consolidated Thompson Letters of Credit

In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Bloom Lake obligations. As of June 30, 2011, these letter of credit obligations totaled $48.7 million. We issued additional standby letters of credit of $14.3 million to support Bloom Lake obligations in July 2011.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at June 30, 2011, total $31 million in 2011, $94 million in 2012, $395 million in 2013, $156 million in 2014, $524 million in 2015, $375 million in 2016 and $2.4 billion thereafter.

Refer to NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 9 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.9 million and $13.7 million, respectively, for the three and six months ended June 30, 2011, compared with $6.0 million and $11.9 million, respectively, for the same periods in 2010.

Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2011 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2011 (July 1 - December 31)	$33.2		$22.1
2012	65.5		41.3
2013	57.3		39.2
2014	52.3		30.0
2015	41.0		12.5
2016 and thereafter	104.3		73.8

Total minimum lease payments	353.6		$218.9

Amounts representing interest	76.3

Present value of net minimum lease payments	$277.3	(1)

(1)    The total is comprised of $50.8 million and $226.6 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2011.

NOTE 10 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $221.8 million and $199.1 million at June 30, 2011 and December 31, 2010, respectively. The following is a summary of the obligations as of June 30, 2011 and December 31, 2010:

	(In Millions)
	June 30, 2011	December 31, 2010
Environmental	$13.7	$13.7
Mine closure
LTVSMC	17.6	17.1
Operating mines:
U.S. Iron Ore	65.9	62.7
Eastern Canadian Iron Ore	66.2	49.3
North American Coal	35.0	34.7
Asia Pacific Iron Ore	16.7	15.4
Other	6.7	6.2

Total mine closure	208.1	185.4

Total environmental and mine closure obligations	221.8	199.1
Less current portion	14.3	14.2

Long-term environmental and mine closure obligations	$207.5	$184.9

Mine Closure

Our mine closure obligations are for our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2011 and the year ended December 31, 2010:

	(In Millions)
	June 30, 2011	December 31, 2010 (1)
Asset retirement obligation at beginning of period	$168.3	$103.9
Accretion expense	7.7	13.1
Exchange rate changes	1.2	2.5
Revision in estimated cash flows	-	1.0
Payments	(0.7)	(8.4)
Acquired through business combinations	14.0	56.2

Asset retirement obligation at end of period	$190.5	$168.3

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2010.

NOTE 11 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2011 and 2010:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$5.2	$4.6	$11.0	$9.0
Interest cost	12.2	13.1	25.8	25.6
Expected return on plan assets	(13.7)	(13.5)	(29.2)	(26.1)
Amortization:
Prior service costs	1.0	1.0	2.2	2.1
Net actuarial losses	4.8	6.0	10.0	11.9

Net periodic benefit cost	$9.5	$11.2	$19.8	$22.5

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$2.3	$1.6	$4.7	$3.2
Interest cost	5.3	5.5	11.2	10.7
Expected return on plan assets	(3.7)	(3.3)	(8.0)	(6.5)
Amortization:
Prior service costs	0.2	0.5	0.8	0.9
Net actuarial losses	2.9	1.7	5.8	3.4

Net periodic benefit cost	$7.0	$6.0	$14.5	$11.7

We made pension contributions of $27.3 million and $11.7 million for the six months ended June 30, 2011 and 2010, respectively. OPEB contributions were $21.9 million and $17.4 million for the six months ended June 30, 2011 and 2010, respectively.

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

The following assumptions were utilized to estimate the fair value for the 2011 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 8, 2011	$ 96.70	2.81	94.4%	1.17%	0.58%	$ 77.90	80.60%

The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under the ICE Plan vest over a period of three years.

NOTE 13 – INCOME TAXES

Our tax provision for the three and six months ended June 30, 2011 was $151.9 million and $293.9 million, respectively. Our tax provision for the same periods ended June 30, 2010 was $99.3 million and $165.7 million, respectively. The effective tax rate for the first six months of 2011 is approximately 25.5 percent, while the effective tax rate for the first six months of 2010 was 33.2 percent. The difference in the effective rate from the prior year is primarily due to the impact of the tax law change and valuation allowances that occurred in 2010 and the impact of higher pre-tax book income in 2011 over 2010 with similar book to tax differences. Our 2011 expected effective tax rate before discrete items for the full year is approximately 26.4 percent, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations, interest deductions, nontaxable hedging income and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of June 30, 2011, our valuation allowance against certain deferred tax assets increased by $11.1 million from December 31, 2010. This increase primarily relates to ordinary losses of certain foreign operations for which future utilization is currently uncertain.

As of June 30, 2011, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

At January 1, 2011, we had $79.8 million of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position. If the $79.8 million were recognized, $79.1 million would impact the effective tax rate. As of June 30, 2011, it is reasonably possible that unrecognized tax benefits will decrease in the range of $40 million to $50 million within the next 12 months due to expected settlements with the taxing authorities or expiration of the statute of limitations. During the three and six months ended June 30, 2011, we accrued an additional $1.9 million and $2.5 million, respectively, of interest relating to the unrecognized tax benefits. Interest accrued for the same periods ended June 30, 2010 and was $0.7 million and $1.3 million, respectively.

Tax years that remain subject to examination are years 2007 and forward for the United States, 1993 and forward for Canada, and 1994 and forward for Australia.

NOTE 14 – CAPITAL STOCK

Public Offering

On June 13, 2011, we completed a public offering of our common shares. The total number of shares sold was 10.35 million, comprised of the 9.0 million share offering and the exercise of an underwriters’ over-allotment option to purchase an additional 1.35 million shares. The offering resulted in an increase in the number of our common shares issued and outstanding as of June 30, 2011. We received net proceeds of approximately $853.7 million at a sales price to the public of $85.63 per share.

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010, and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010, and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend will be payable on September 1, 2011 to shareholders on record as of the close of business on August 15, 2011.

Amendment to the Second Amended Articles of Incorporation

On May 25, 2011, our shareholders approved an amendment to our Second Amended Articles of Incorporation to increase the number of authorized Common Shares from 224,000,000 to 400,000,000, which resulted in an increase in the total number of authorized shares from 231,000,000 to 407,000,000. The total number of authorized shares includes 3,000,000 and 4,000,000 shares of Class A and Class B, respectively, of unauthorized and unissued preferred stock.

NOTE 15 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in shareholders’ equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden, Empire and renewaFUEL, of which Cliffs owns 75 percent, 85 percent, 79 percent and 95 percent, respectively, for the six months ended June 30, 2011.

	(In Millions)
	Cliffs Shareholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2010	$3,845.9	$(7.2)	$3,838.7
Comprehensive income
Net income	831.1	18.2	849.3
Other comprehensive income	50.1	0.9	51.0

Total comprehensive income	881.2	19.1	900.3
Equity offering	853.7	-	853.7
Purchase of additional noncontrolling interest	0.3	-	0.3
Stock and other incentive plans	3.1	-	3.1
Common stock dividends	(38.0)	-	(38.0)
Purchase of subsidiary shares from noncontrolling interest	-	4.5	4.5
Undistributed gains to noncontrolling interest	-	9.6	9.6
Capital contribution by noncontrolling interest to subsidiary	-	0.2	0.2
Acquisition of controlling interest	-	947.6	947.6

June 30, 2011	$5,546.2	$973.8	$6,520.0

The following are the components of comprehensive income for the three and six months ended June 30, 2011 and 2010:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Cliffs shareholders	$407.7	$260.7	$831.1	$338.1
Other comprehensive income:
Unrealized net loss on marketable securities - net of tax	(19.0)	(4.3)	(19.2)	(14.2)
Foreign currency translation	42.9	(73.4)	57.5	(44.3)
Amortization of net periodic benefit cost - net of tax	0.4	4.4	8.6	43.0
Reclassification of net gains on derivative financial instruments into net income	(1.3)	(1.6)	(1.7)	(3.2)
Unrealized gain on derivative financial instruments	3.0	-	4.9	-

Total other comprehensive income	26.0	(74.9)	50.1	(18.7)

Total comprehensive income	$433.7	$185.8	$881.2	$319.4

NOTE 16 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Cliffs shareholders	$407.7	$260.7	$831.1	$338.1
Weighted average number of shares:
Basic	139.0	135.3	137.2	135.2
Employee stock plans	0.8	0.8	0.8	0.8

Diluted	139.8	136.1	138.0	136.0

Earnings per common share attributable to Cliffs shareholders - Basic	$2.93	$1.93	$6.06	$2.50

Earnings per common share attributable to Cliffs shareholders - Diluted	$2.92	$1.92	$6.02	$2.49

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In May 2011, we incurred capital commitments related to an expansion of our Bloom Lake mine. As of June 30, 2011, the project has been approved for capital investments of approximately $615 million, of which $150 million has been committed. The expansion is part of ramping up production capacity from 8.0 million metric tons of iron ore concentrate per year to 16.0 million metric tons of iron ore concentrate per year. As of June 30, 2011, capital expenditures related to this commitment were approximately $52 million. Of the committed capital, expenditures of approximately $98 million are expected to be made during the remainder of 2011.

As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we incurred capital commitments to repair the damage done to the preparation plant and the overland conveyor system. As of June 30, 2011, the project requires a capital investment of approximately $55 million, of which approximately $31 million has been committed. As of June 30, 2011, $6 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $25 million are scheduled to be made during the remainder of 2011.

In March 2011, we incurred capital commitments related to bringing Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. As of June 30, 2011, the project has been approved for capital investments of approximately $49 million, of which $31 million has been committed. As of June 30, 2011, capital expenditures related to this commitment were approximately $8 million. Of the committed capital, expenditures of approximately $23 million are scheduled to be made during the remainder of 2011.

In 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million metric tons annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $280 million, of which approximately $241 million has been committed, that will be required to meet the timing of the proposed expansion. As of June 30, 2011, $90 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $130 million and $21 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

We incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula in 2010. The expansion project requires a capital investment of approximately $325 million, of which $170 million has been committed as of June 30, 2011, and is expected to allow the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production by an additional two million tons annually. As of June 30, 2011, capital expenditures related to this commitment were approximately $103 million. Of the committed capital, expenditures of approximately $50 million and $17 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

In 2010, we incurred a capital commitment for the construction of a new portal closer to the coal face at our Oak Grove mine in Alabama. The portal requires a capital investment of approximately $31 million, of which $31 million has been committed, and will significantly decrease transit time to and from the coal face, which is expected to result in, among other things, improved safety, greater operational efficiency, increased productivity, lower employment costs and improved employee morale. As of June 30, 2011, capital expenditures related to this commitment were approximately $20 million. Expenditures of $11 million are scheduled to be made throughout the remainder of 2011.

In 2008, we incurred a capital commitment for the purchase of a new longwall plow system for our Pinnacle mine in West Virginia. The system, which requires a capital investment of approximately $90 million, has replaced the previously existing longwall plow system in an effort to reduce maintenance costs and increase production at the mine. As of June 30, 2011, capital expenditures related to this commitment were approximately $89 million. Expenditures of approximately $2 million are scheduled to be made throughout the remainder of 2011.

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

NOTE 18 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2011 and 2010 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2011	2010
Capital additions	$297.4	$70.7
Cash paid for capital expenditures	244.5	63.0

Difference	$52.9	$7.7

Non-cash accruals	$52.9	$7.7
Capital leases	-	-

Total	$52.9	$7.7

Non-cash investing activities for the six months ended June 30, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items for the six months ended June 30, 2010 also include gains of $38.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

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

Overview

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are the largest producer of iron ore pellets and a significant producer of concentrate in North America, a major supplier of direct-shipping lump and fines iron ore out of Australia, and a significant producer of metallurgical coal. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore; Eastern Canadian Iron Ore; North American Coal; Asia Pacific Iron Ore; Asia Pacific Coal; Latin American Iron Ore; Alternative Energies; Ferroalloys; and our Global Exploration Group.

Over recent years, we have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the U.S., we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that provide iron ore primarily to the seaborne market to Asian steel producers. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, and in Ontario, Canada, we have acquired chromite properties. Our operations also include our 95 percent controlling interest in renewaFUEL located in Michigan. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

The strengthening recovery and improving outlook for 2010 was characterized by increased steel production, higher demand and rising prices, all of which have continued into 2011. Global crude steel production, a significant driver of our business, was up approximately seven percent from the comparable period in 2010 with even greater production increases in some areas, including China which increased nine percent. Steel production in North America also remained stable, increasing five percent in the first six months of 2011 from the comparable period in 2010.

Our consolidated revenues for the three and six months ended June 30, 2011 increased to $1.8 billion and $3.0 billion, respectively, with net income per diluted share of $2.92 and $6.02, respectively. This compares with revenues of $1.2 billion and $1.9 billion, respectively, and net income per diluted share of $1.92 and $2.49, respectively, for the comparable periods in 2010. Based upon the recent shift in the industry toward shorter-term pricing arrangements linked to the spot market and away from the annual international benchmark pricing mechanism historically referenced in our customer supply agreements, pricing has continued to increase through the first half of 2011 from the comparable period in 2010. We have finalized short-term pricing arrangements with our Asia Pacific Iron Ore customers. This change in pricing has impacted certain of our U.S. Iron Ore customers supply agreements for the 2011 contract year, and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. In addition, in April 2011 we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation resulting in additional revenue recorded in the first half of 2011. Revenues during the first half of 2011 were also impacted by higher iron ore sales volumes in Eastern Canada and higher metallurgical and thermal coal sales volumes in the U.S. that were made available through our acquisition of Consolidated Thompson and CLCC during the second quarter of 2011 and the third quarter of 2010, respectively. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout the first six months of 2011 primarily led by demand from China.

We also continued to align our balance sheet and enhance our financial flexibility to be consistent with our long-term financial growth goals and objectives, including the completion of a public offering of senior notes in the aggregate principal amount of $1 billion and a $1.25 billion five-year term loan. The senior notes offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. The net proceeds from the senior notes offering and the term loan have been used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses. We completed a public offering of 10.35 million of our common shares in June 2011. A portion of the net proceeds were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes.

Growth Strategy and Strategic Transactions

In 2011, we expect to continue to increase our operating scale and presence as an international mining and natural resources company by maintaining our focus on integration and execution. Our strategy includes the continuing integration of our acquisition of Consolidated Thompson, which was acquired on May 12, 2011.

The acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Consolidated Thompson is a Canadian mining company producing iron ore of high-quality concentrate. Consolidated Thompson operates an iron ore mine and processing facility near Bloom Lake in Quebec, Canada. WISCO is a twenty-five percent equity holder in Bloom Lake. Bloom Lake is currently ramping up towards an initial production rate of 8.0 million metric tons of iron ore concentrate per year. Consolidated Thompson also owns two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition is also expected to further diversify our existing customer base.

In addition to the integration of Consolidated Thompson, we have a number of capital projects underway in all of our business segments. We believe these projects will continue to improve our operational performance, diversify our customer base, extend the reserve life of our portfolio of assets and facilitate new exploration activities, all of which are necessary to sustain continued growth. Throughout 2011, we will also reinforce our recently announced global reorganization, as our leadership moves to an integrated global management structure.

We also expect to achieve growth through early involvement in exploration and development activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions.

Segments

As a result of the acquisition of Consolidated Thompson, we have revised the number of our operating and reportable segments as determined under ASC 280. Our Company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 – SEGMENT REPORTING reflects this restatement.

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2011 and 2010:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Variance Favorable/ (Unfavorable)	2011	2010	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,805.8	$1,184.3	$621.5	$2,989.0	$1,912.0	$1,077.0
Cost of goods sold and operating expenses	(1,075.0)	(769.6)	(305.4)	(1,659.5)	(1,347.3)	(312.2)

Sales Margin	$730.8	$414.7	$316.1	$1,329.5	$564.7	$764.8

Sales Margin %	40.5%	35.0%	5.5%	44.5%	29.5%	14.9%

Revenue from Product Sales and Services

Sales revenue for the three and six months ended June 30, 2011 increased $621.5 million and $1,077.0 million, respectively, over the comparable periods in 2010. The increase in sales revenue was primarily due to higher pricing related to our Asia Pacific Iron Ore and U.S. Iron Ore business operations. The recent shift in the industry toward shorter-term pricing arrangements that are linked to the spot market and elimination of the annual benchmark system has caused us to reassess and, in some cases, renegotiate the terms of certain of our supply agreements, primarily with our U.S. Iron Ore and Asia Pacific Iron Ore customers. We have renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. The increase in our realized price during the first half of 2011 was on average a 59.9 percent and 46.7 percent increase for lump and fines, respectively, over the comparable period in 2010. This change in pricing has impacted certain of our U.S. Iron Ore customers supply agreements for the 2011 contract year, and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. Our realized price during the first half of 2011 was an average increase of 60 percent over the comparable period in 2010, including the impact of $23.4 million related to the finalization of pricing on sales for Algoma’s 2010 nomination that occurred during the first half of 2011. In April 2011, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The settlement included a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and resulted in an additional $201.5 million of revenue during the first half of 2011.

Higher sales volumes at our Eastern Canadian Iron Ore and North American Coal operating segments also contributed to the increase in our consolidated revenue for the first half of 2011. Compared to the same period in 2010, sales volumes increased 85 percent at Eastern Canadian Iron Ore in the first half of 2011 due to increased sales of iron ore made available through our acquisition of Consolidated Thompson during the second quarter of 2011. In addition, sales volumes increased 83 percent at North American Coal in the first half of 2011 due to increased sales of metallurgical and thermal coal made available through our acquisition of CLCC during the third quarter of 2010. These increases in sales volume were partially offset by an 11 percent decrease in sales volume at U.S. Iron Ore during the second quarter of 2011 compared to the prior year period primarily due to timing of shipments. Sales volumes in 2010 contained fixed tonnage commitments required by the ArcelorMittal umbrella agreement that expired at the end of 2010.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses for the three and six months ended June 30, 2011 increased $305.4 million and $312.2 million, respectively, over the comparable prior year periods. The increase was primarily attributable to higher sales volumes at our Eastern Canadian Iron Ore and North American Coal business operations, resulting in higher costs. Cost of goods sold and operating expenses for the second quarter and first half of 2011 also included the impact of expensing an additional $48.4 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson. In addition, costs were negatively impacted in the first half of 2011 by approximately $46.8 million related to unfavorable foreign exchange rates compared with the first half of 2010. These increases in cost were partially offset by lower costs at our U.S. Iron Ore business operations as a result of lower sales volume and cost reductions resulting from the ArcelorMittal price re-opener settlement. The cost reductions represent the cost reimbursements that we realize under cost sharing arrangements with ArcelorMittal. In addition, $10.7 million of inventory step-up related to the accounting for the acquisition of the remaining interest in Wabush was recognized in the first quarter of 2010.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Variance Favorable/ (Unfavorable)	2011	2010	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(69.5)	$(42.5)	$(27.0)	$(115.3)	$(86.9)	$(28.4)
Consolidated Thompson acquisition costs	(18.0)	-	(18.0)	(22.9)	-	(22.9)
Exploration costs	(18.2)	(7.7)	(10.5)	(28.8)	(9.3)	(19.5)
Miscellaneous - net	(8.2)	1.3	(9.5)	(4.4)	10.7	(15.1)

	$(113.9)	$(48.9)	$(65.0)	$(171.4)	$(85.5)	$(85.9)

Selling, general and administrative expenses in the second quarter and first half of 2011 increased $27.0 million and $28.4 million, respectively, over the same periods in 2010. These increases were primarily due to higher employee compensation in each period of $8.4 million and $8.2 million, respectively, higher outside services costs primarily comprised of legal costs, human resources costs and information technology costs of $6.8 million and $5.9 million, respectively, and higher technology costs of $3.1 million and $5.1 million, respectively. The increases are further attributable to $6.5 million of additional selling, general and administrative expenses related to Bloom Lake since the acquisition of Consolidated Thompson.

During the three and six months ended June 30, 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $18.0 million and $22.9 million, respectively. The acquisition costs were primarily comprised of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.

The increase in exploration costs of $10.5 million and $19.5 million for the three and six months ended June 30, 2011 over the same periods in 2010 was primarily due to pre-feasibility study costs of $3.4 million and $6.0 million, respectively, and environmental and engineering costs of $5.0 million and $6.8 million, respectively, related to our Ferroalloys operating segment. In addition, we incurred an additional $1.8 million and $5.0 million, respectively, in the first three and six months of 2011 related to our involvement in exploration activities, as our Global Exploration Group focuses on identifying new world-class projects for future development or projects that are intended to add significant value to existing operations.

As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter and first half of 2011, we incurred casualty losses of $11.8 million during the period. These casualty losses were recognized in Miscellaneous – net for the three and six months ended June 30, 2011. We expect that the results in the second half of 2011 will be impacted by additional casualty losses due the damage at the Oak Grove mine and we will continue to assess the probability of coverage under our respective insurance policies.

Other income (expense)

Following is a summary of other income (expense) for the three and six months ended June 30, 2011 and 2010:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Variance Favorable/ (Unfavorable)	2011	2010	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interests	$-	$-	$-	$-	$38.6	$(38.6)
Changes in fair value of foreign currency contracts, net	50.4	(10.0)	60.4	106.7	(7.7)	114.4
Interest income	2.4	2.7	(0.3)	4.9	5.1	(0.2)
Interest expense	(81.0)	(13.3)	(67.7)	(119.2)	(23.5)	(95.7)
Other non-operating income (expense)	0.5	6.5	(6.0)	1.0	7.2	(6.2)

	$(27.7)	$(14.1)	$(13.6)	$(6.6)	$19.7	$(26.3)

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

The impact of changes in the fair value of our foreign currency exchange contracts held as economic hedges on the Statements of Unaudited Condensed Consolidated Operations was primarily due to fluctuations in foreign currency exchange rates during the second quarter and first half of 2011. During the first half of 2011, we hedged a portion of the purchase price for the acquisition of Consolidated Thompson by entering into Canadian dollar foreign currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign currency exchange forward contracts and option contract for the three and six months ended June 30, 2011, was a result of net realized gains of $41.5 million and $93.1 million, respectively, realized upon the maturity of the related contracts.

In addition, favorable changes in the fair value of our Australian dollar foreign currency contracts resulted in net realized gains of $16.9 million and $27.8 million, respectively, for the three and six months ended June 30, 2011, based upon the maturity of $65 million and $125 million, respectively, of outstanding contracts during each period. Of these gains, $14.9 million and $24.0 million, respectively, were recognized in previous periods as mark to market adjustments as part of the changes in fair value of these instruments. Further, we recognized mark to market adjustments of $5.0 million and $7.6 million, respectively, for the three and six months ended June 30, 2011, for those contracts still outstanding as of June 30, 2011. The following table represents our Australian dollar foreign currency exchange contract position for contracts held as economic hedges as of June 30, 2011:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1):
Contracts expiring in the next 12 months	$105.0	0.88	1.07	$21.5

Total Hedge Contract Portfolio	$105.0			$21.5

(1) Includes collar options and forward exchange contracts.

Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

The increase in interest expense in the second quarter and first half of 2011 compared with the same periods in 2010 is attributable to the completion of a $1 billion public offering of senior notes that was completed in the third quarter of 2010 consisting of two tranches; a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a $500 million 30-year tranche at a 6.25 percent fixed interest rate. We completed an additional $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches; a $700 million 10-year tranche at a 4.875 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we also entered into a $1.25 billion five-year term loan at a weighted average annual interest rate of 2.05 percent for the period of May 10, 2011 through June 30, 2011, and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The termination of the bridge credit facility resulted in the realization of $30.4 million and $38.3 million, respectively, of debt issuance cost related to the bridge credit facility during the three and six months ended June 30, 2011. See NOTE 8 — DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income earned in our various jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective tax rates for the three and six months ended June 30, 2011 and 2010:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax benefit (expense)	$(151.9)	$(99.3)	$(293.9)	$(165.7)
Effective tax rate	25.8%	28.2%	25.5%	33.2%

A reconciliation of our expected tax rate to the actual rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Impact of tax law change	-	3.2
Percentage depletion	(5.4)	(6.5)
Impact of foreign operations	(4.5)	(3.4)
Nontaxable hedging income	(1.4)	-
Valuation allowance	0.6	3.0
Tax uncertanties	1.5	0.7
Other items - net	(0.3)	1.2

Effective income tax rate including discrete items	25.5	33.2
Discrete items	0.9	(4.6)

Effective income tax rate without discrete items	26.4%	28.6%

Our tax provision for the six months ended June 30, 2011 was an expense of $293.9 million and a 25.5 percent effective tax rate compared with expense of $165.7 million and a 33.2 percent effective tax rate for the comparable prior year period.

Discrete items as of June 30, 2011 relate to prior year U.S. and foreign income tax provisions recognized in the first half of 2011 and interest related to unrecognized tax benefits. Discrete items as of June 30, 2010 related to expenses resulting from the PPACA and the Reconciliation Act that were signed into law in March 2010, expenses related to prior year U.S. and foreign income tax provisions recognized in the first half of 2010 and interest related to unrecognized tax benefits.

As mentioned above, the PPACA and the Reconciliation Act were signed into law in 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy were reduced beginning in years ending after December 31, 2012. The income tax effect related to the acts for the six months ended June 30, 2010 was an increase to expense, recorded discretely, representing approximately 3.2 percent of the effective tax rate. The amount recorded was related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

The valuation allowance of $183.8 million as of June 30, 2011 reflects an increase of $11.1 million from December 31, 2010. This relates primarily to ordinary losses of certain foreign operations for which utilization is currently uncertain.

For the full year 2011, we expect an effective tax rate of approximately 26.4 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations, interest deductions, nontaxable hedging income and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 13 – INCOME TAXES for further information.

Equity Income (Loss) from Ventures

Equity income (loss) in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity loss in ventures for the three and six months ended June 30, 2011 of $11.3 million and $8.3 million, respectively, compares to equity income in ventures for the three and six months ended June 30, 2010 of $8.2 million and $4.8 million, respectively. The equity loss in ventures is primarily comprised of the impairment taken on our investment in AusQuest of $17.6 million in the second quarter of 2011. The impairment was partially offset by our share of the operating results of our equity method investment in Amapá. Such results consisted of operating income of $7.7 million and $10.3 million, respectively, for the three and six months ended June 30, 2011, compared with operating income of $9.1 million and $6.9 million, respectively, for the same periods in 2010.

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

U.S. Iron Ore

Following is a summary of U.S. Iron Ore results for the three months ended June 30, 2011 and 2010:

	(In Millions)
	Three Months Ended		Change due to
	June 30,		ArcelorMittal	Sales Price	Sales	Idle cost/Production	Freight and	Total
	2011	2010	Settlement	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$885.2	$604.0	$61.7	$193.2	$(8.9)	$-	$35.2	$281.2
Cost of goods sold and operating expenses	(444.1)	(424.2)	-	7.7	7.2	0.4	(35.2)	(19.9)

Sales margin	$441.1	$179.8	$61.7	$200.9	$(1.7)	$0.4	$-	$261.3

Sales tons (1)	5.8	5.9
Production tons (1):
Total	8.2	6.8
Cliffs’ share of total	6.2	4.9

(1) Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $441.1 million for the second quarter of 2011, compared with a sales margin of $179.8 million for the second quarter of 2010. The improvement over the same period last year is attributable to an increase in revenue of $281.2 million, partially offset by an increase in cost of goods sold and operating expenses of $19.9 million. The increase in revenue is a result of an improvement in sales price, which caused revenue to increase $193.2 million over the same period in 2010. As previously discussed, there has been a recent shift in the industry toward shorter-term pricing arrangements of various duration that are linked to the spot market and elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. This change has impacted certain of our U.S. Iron Ore customers supply agreements for the 2011 contract year, and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. On average, spot market pricing has increased in the second quarter of 2011, as compared to the prior year period. Our realized price for the second quarter of 2011 over the same period in 2010 was on average a 48 percent increase per ton. The increase in revenue is also attributable to the ArcelorMittal price re-opener settlement which caused revenue to increase by $61.7 million during the second quarter of 2011 upon the shipment of additional tons under the 2010 pellet nomination.

Cost of goods sold and operating expenses in the second quarter of 2011 increased $19.9 million or 5 percent from the prior year quarter primarily due to increases in reimbursements from our venture partners recognized under partnership agreements on majority owned mines. The reimbursements are for the partners’ share of production at the majority owned mines that gets categorized as cost of goods sold upon the consolidation of our financial statements. These reimbursement rates per the partnership agreements have increased in the second quarter of 2011, as compared with the prior year period. The venture partner reimbursements are offset in entirety by an equal amount included in revenue and result in no impact to sales margin. The overall increase in cost of goods sold and operating expenses was partially offset by favorable impacts from lower cost rates of $7.7 million over the same period in 2010. The lower cost rates during the second quarter of 2011 resulted from a year over year increase in cost reimbursements that we realize under a cost sharing arrangement with ArcelorMittal at one of our majority owned mines, partially offset by increases in operating costs during the period. In addition, lower sales volumes resulted in lower costs of $7.2 million, compared to the same period of 2010.

Following is a summary of U.S. Iron Ore results for the six months ended June 30, 2011 and 2010:

	(In Millions)
	Six Months Ended		Change due to
	June 30,		ArcelorMittal	Sales Price	Sales	Idle cost/Production	Freight and	Total
	2011	2010	Settlement	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$1,395.3	$988.4	$201.5	$279.5	$(106.2)	$-	$32.1	$406.9
Cost of goods sold and operating expenses	(592.9)	(707.0)	54.1	19.5	59.4	13.2	(32.1)	114.1

Sales margin	$802.4	$281.4	$255.6	$299.0	$(46.8)	$13.2	$-	$521.0

Sales tons (1)	8.6	9.7
Production tons (1):
Total	15.2	11.8
Cliffs’ share of total	11.3	9.5

(1) Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $802.4 million for the first half of 2011, compared with a sales margin of $281.4 million for the first half of 2010. The improvement over the same period last year is attributable to an increase in revenue of $406.9 million and a decrease in cost of goods sold and operating expenses of $114.1 million. The increase in revenue is a result of an improvement in sales price and the ArcelorMittal price re-opener settlement, which caused revenue to increase $279.5 million and $201.5 million, respectively, over the same period in 2010. As previously discussed, there has been a recent shift in the industry toward shorter-term pricing arrangements of various duration that are linked to the spot market and elimination of the annual world pellet pricing mechanism referenced in certain of our supply contracts. This change has impacted certain of our U.S. Iron Ore customers supply agreements for the 2011 contract year, and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. Higher market pricing during the first half of 2011 and $23.4 million recognized as a result of finalizing prices on sales for Algoma’s 2010 nomination, due to the previously announced arbitration agreement, also had a direct impact on increasing the sales price for the period. Our realized price for the first half of 2011 over the same period in 2010 was on average a 60 percent increase per ton. In April 2011, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The financial results for the first quarter of 2011 included $139.8 million of the price re-opener settlement, with an additional $61.7 million recognized during the second quarter of 2011 upon the shipment of additional tons under the 2010 pellet nomination. Refer to Part II – Item 1, Legal Proceedings, for additional information.

The increase in revenue was partially offset by lower sales volumes for the first half of 2011, which caused revenue to decrease $106.2 million over the same period in 2010. The sales volume decreases over the prior year are primarily driven by the timing of shipments during the first half of 2011. In addition, sales in the first half of 2010 included 785 thousand carryover tons from 2009 due to timing of shipments. Sales volumes in 2010 also contained fixed tonnage commitments required by the ArcelorMittal umbrella agreement that expired at the end of 2010.

Cost of goods sold and operating expenses in the first half of 2011 decreased $114.1 million or 16 percent from the comparable prior year period. The decrease is primarily the result of lower sales volumes of $59.4 million and cost reductions resulting from the ArcelorMittal price re-opener settlement of $54.1 million, compared to the same period in 2010. The cost reductions represent the cost reimbursements that we realize under a cost sharing arrangement with ArcelorMittal and were reflected in the financial results for the first quarter of 2011. Year over year increases in the cost reimbursements that we realize under the cost sharing arrangement with ArcelorMittal, partially offset by increases in operating costs during the period, also resulted in cost rate decreases for the first half of 2011 of $19.5 million.

Production

Based on signs of marked improvements in customer demand that continued throughout the first half of 2011, we have modestly increased production at most of our facilities during the first half of 2011 to ensure we are positioned to meet such demand. During the first half of 2011, Northshore was operating all of its four furnaces, compared to the three furnaces that were operating during the same period in 2010. Additionally, the prior year results at Northshore and Tilden were impacted by repair activities. Production also increased at Hibbing due to the shutdown of this location through April 1, 2010, as a result of the economic downturn.

Eastern Canadian Iron Ore

Following is a summary of Eastern Canadian Iron Ore results for the three months ended June 30, 2011 and 2010:

	(In Millions)
	Three Months Ended		Change due to
	June 30,		Consolidated	Sales Price	Sales	Idle cost/Production	Total
	2011	2010	Thompson	and Rate	Volume	volume variance	change
Revenues from product sales and services	$297.6	$110.8	$145.8	$33.1	$7.9	$-	$186.8
Cost of goods sold and operating expenses	(229.1)	(82.1)	(127.1)	(17.5)	(6.7)	4.3	(147.0)

Sales margin	$68.5	$28.7	$18.7	$15.6	$1.2	$4.3	$39.8

Sales metric tons (1)	1.7	0.8
Production metric tons (1):	1.9	1.1

(1) Metric tons (2,205 pounds).

Sales margin for Eastern Canadian Iron Ore was $68.5 million for the second quarter of 2011, compared with a sales margin of $28.7 million for the second quarter of 2010. The improvement over the same period last year is attributable to an increase in revenue of $186.8 million, primarily due to the acquisition of Consolidated Thompson. Eastern Canadian Iron Ore sold 1.7 million metric tons during the second quarter of 2011 compared with 0.8 million metric tons during the same period last year. This increase in sales volume is directly attributable to 0.9 million metric tons of additional sales due to the acquisition of Consolidated Thompson, resulting in $145.8 million of additional revenue for the three months ended June 30, 2011. The increase in revenue is also a result of improvement in sales price, which caused revenue to increase $33.1 million over the comparable prior year quarter. Our realized sales price for the second quarter of 2011 over the same period in 2010 was on average an 18 percent increase per metric ton, due to increased exposure to seaborne iron ore pricing.

The increase in revenue was partially offset by increases in cost of goods sold and operating expenses during the second quarter of 2011, which nearly tripled from the same period last year to $229.1 million. The cost increases were primarily due to the significant increase in sales volume as a result of the acquisition of Consolidated Thompson. Cost of goods sold and operating expenses for the second quarter of 2011 also included the impact of expensing an additional $48.4 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson. The increase in costs at our Eastern Canadian pellet operations during the three months ended June 30, 2011 were a result of higher spending for plant repairs, ramp-up of production and higher royalty costs as a result of increased market pricing.

Following is a summary of Eastern Canadian Iron Ore results for the six months ended June 30, 2011 and 2010:

	(In Millions)
	Six Months Ended		Change due to
	June 30,		Consolidated	Sales Price	Sales	Idle cost/Production	Total
	2011	2010	Thompson	and Rate	Volume	volume variance	change
Revenues from product sales and services	$424.9	$183.7	$145.8	$69.8	$25.6	$-	$241.2
Cost of goods sold and operating expenses	(321.9)	(147.0)	(127.1)	(22.0)	(21.0)	(4.8)	(174.9)

Sales margin	$103.0	$36.7	$18.7	$47.8	$4.6	$(4.8)	$66.3

Sales metric tons (1)	2.4	1.4
Production metric tons (1):	2.7	1.9

(1) Metric tons (2,205 pounds).

Sales margin for Eastern Canadian Iron Ore was $103.0 million for the first half of 2011, compared with a sales margin of $36.7 million for the first half of 2010. The improvement over the same period last year is attributable to an increase in revenue of $241.2 million, primarily due to the acquisition of Consolidated Thompson. Eastern Canadian Iron Ore sold 2.4 million metric tons during the first half 2011 compared with 1.4 million metric tons during the same period last year. This increase in sales volume is directly attributable to 0.9 million metric tons of additional sales due to the acquisition of Consolidated Thompson, resulting in $145.8 million of additional revenue for the six months ended June 30, 2011. In addition, sales volumes at Wabush increased $25.6 million over the same period in 2010 driven largely by increases in demand and the timing of our acquisition of the remaining interest in Wabush during February of 2010. The increase in revenue is also a result of improvement in sales price, which caused revenue to increase $69.8 million over the comparable prior year period. Our realized sales price for the first half of 2011 over the same period in 2010 was on average a 33 percent increase per metric ton, due to increased exposure to seaborne iron ore pricing.

The increase in revenue was partially offset by increases in cost of goods sold and operating expenses during the first half of 2011, which more than doubled from the same period last year to $321.9 million. The cost increases were primarily due to the significant increase in sales volume as a result of the acquisition of Consolidated Thompson. Cost of goods sold and operating expenses for the first half of 2011 also included the impact of expensing an additional $48.4 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson. The increase in costs at our Eastern Canadian pellet operations during the six months ended June 30, 2011 were a result of higher spending for plant repairs, ramp-up of production and higher royalty costs as a result of increased market pricing. The cost increases were partially offset by $10.7 million of inventory step-up related to the accounting for the acquisition of the remaining interest in Wabush that was recognized in during the first half of 2010.

Production

The increase in production levels over the comparable prior year period is the result of our acquisition of Consolidated Thompson during the second quarter of 2011. Since the acquisition date, Bloom Lake produced 1.0 million metric tons of iron ore concentrate. Production at Wabush remained relatively flat for the three and six months ended June 30, 2011.

North American Coal

Following is a summary of North American Coal results for the three months ended June 30, 2011 and 2010:

	(In Millions, except tonnage)
	Three Months Ended		Change due to
	June 30,			Sales	Sales Price	Idle cost/Production	Freight and	Total
	2011	2010 (1)	CLCC	Volumes	and Rate	volume variance	reimbursements	Change
Revenues from product sales and services	$159.7	$116.2	$73.0	$(32.3)	$5.4	$-	$(2.6)	$43.5
Cost of goods sold and operating expenses	(174.5)	(93.2)	(64.1)	24.9	(20.1)	(24.6)	2.6	(81.3)

Sales margin	$(14.8)	$23.0	$8.9	$(7.4)	$(14.7)	$(24.6)	$-	$(37.8)

Sales tons (in thousands) (2)	1,264	719
Production tons (in thousands) (2)	1,106	784

(1) CLCC was acquired on July 30, 2010. Therefore, the 2010 second quarter results do not reflect the impact of the CLCC acquisition.

(2) Tons are short tons (2,000 pounds).

We reported sales margin loss for North American Coal of $14.8 million for the three months ended June 30, 2011 compared with a sales margin of $23.0 million for the same period last year. Revenue during the second quarter increased 37 percent over the comparable period in 2010 to $159.7 million due to the acquisition of CLCC that occurred during the third quarter of 2010. North American Coal sold 1.3 million tons during the second quarter of 2011 compared with 0.7 million tons during the same period last year, driven primarily by the additional 0.8 million tons made available through the acquisition of CLCC. The additional CLCC sales tons resulted in $73.0 million of additional revenue in the second quarter of 2011 when compared to the second quarter of 2010. This increase in volume was partially offset by lower availability of coal at our Pinnacle and Oak Grove locations given carbon monoxide levels and significant tornado damage that impacted production during the second quarter of 2011. The sales volume decreases at the Pinnacle and Oak Grove locations resulted in lower revenues of $32.3 million over the comparable prior year period. In addition, revenues were impacted by increases in sales prices of $5.4 million when compared to the prior year period, reflecting increases in steel demand and the associated raw material prices. These sales price increases were partially offset during the second quarter of 2011 by a change in the sales mix to higher percentages of lower priced high volatile, metallurgical grade coal and thermal coal from the comparable prior year period.

Cost of goods sold and operating expenses in the second quarter of 2011 increased $81.3 million or 87 percent from the comparable prior year quarter primarily due to the significant increase in sales volume attributable to the acquisition of CLCC, which resulted in a cost increase of $64.1 million. The increase in costs during the second quarter of 2011 was also a result of higher idle costs of $24.6 million over the comparable period in 2010. The idle costs incurred were a result of the significant tornado damage to the Oak Grove preparation plant and overland conveyor system that occurred in April 2011 and the suspension of operations at Pinnacle due to slightly elevated levels of carbon monoxide at the mine in May 2011. In addition, the increase in costs during the second quarter of 2011 were a result of higher supplies and maintenance spending of $7.0 million, higher contract and outside service expense incurred around the carbon monoxide mitigation of $3.7 million, higher labor costs at our legacy mines due to increases in staffing of $1.8 million and various other costs totaling $1.2 million. These various other costs consisted of higher energy costs, higher royalty expenses and higher administrative costs during the second quarter of 2011. The cost increases were partially offset by decreases in sales volumes at the Pinnacle and Oak Grove locations, as discussed above, and resulted in cost reductions of $24.9 million over the comparable period in 2010.

Following is a summary of North American Coal results for the six months ended June 30, 2011 and 2010:

	(In Millions, except tonnage)
	Six Months Ended		Change due to
	June 30,			Sales	Sales Price	Idle cost/Production	Freight and	Total
	2011	2010 (1)	CLCC	Volume	and Rate	volume variance	reimbursements	change
Revenues from product sales and services	$324.7	$197.3	$136.1	$(31.2)	$30.3	$-	$(7.8)	$127.4
Cost of goods sold and operating expenses	(342.4)	(184.9)	(121.2)	27.1	(46.4)	(24.8)	7.8	(157.5)

Sales margin	$(17.7)	$12.4	$14.9	$(4.1)	$(16.1)	$(24.8)	$-	$(30.1)

Sales tons (in thousands) (2)	2,523	1,381
Production tons (in thousands) (2)	2,461	1,458

(1) CLCC was acquired on July 30, 2010. Therefore, the first half of the 2010 results do not reflect the impact of the CLCC acquisition.

(2) Tons are short tons (2,000 pounds).

We reported sales margin loss for North American Coal of $17.7 million for the six months ended June 30, 2011 compared with a sales margin of $12.4 million for the same period last year. Revenue during the first half of 2011 increased 65 percent over the comparable period in 2010 to $324.7 million due to the acquisition of CLCC that occurred during the third quarter of 2010. North American Coal sold 2.5 million tons during the first half of 2011 compared with 1.4 million tons during the same period last year, driven primarily by the additional 1.4 million tons made available through the acquisition of CLCC. The additional CLCC sales tons resulted in $136.1 million of additional revenue in the first half of 2011 when compared to the first half of 2010. This increase in volume was partially offset by lower availability of coal at our Pinnacle and Oak Grove locations given carbon monoxide levels and significant tornado damage that impacted production during the first half of the year, as well as severe shipping congestion caused by demand for export metallurgical coal shipped from port facilities in Virginia and the lack of rail car availability due to supply constraints related to increases in demand. The sales volume decreases at these locations resulted in lower revenues of $31.2 million over the comparable prior year period. In addition, revenues were impacted by increases in sales prices of $30.3 million when compared to the prior year period, reflecting increases in our 2011 contract prices as a result of high steel demand and the associated raw material prices. These sales price increases were partially offset during the first half of 2011 by a change in the second quarter sales mix to higher percentages of lower priced high volatile, metallurgical grade coal and thermal coal from the comparable prior year period.

Cost of goods sold and operating expenses in the first half of 2011 increased $157.5 million or 85 percent from the comparable prior year period primarily due to the significant increase in sales volume attributable to the acquisition of CLCC, which resulted in a cost increase of $121.2 million. The increase in costs during the first half of 2011 was also a result of higher idle costs of $24.8 million over the comparable period in 2010. The idle costs incurred were a result of the significant tornado damage to the Oak Grove preparation plant and overland conveyor system that occurred in April 2011 and the suspension of operations at Pinnacle due to slightly elevated levels of carbon monoxide at the mine in May 2011. In addition, the increase in costs during the first half of 2011 were a result of higher labor costs at our legacy mines due to increases in staffing of $10.9 million, higher supplies and maintenance spending of $10.8 million, higher contract and outside service expense for the carbon monoxide mitigation and subsidence payments of $8.6 million and various other costs totaling $5.0 million. These various other costs consisted of higher royalty expenses, higher energy costs, higher administrative costs and higher severance taxes during the first half of 2011. The cost increases were partially offset by decreases in sales volumes at the Pinnacle and Oak Grove locations, as discussed above, and resulted in cost reductions of $27.1 million over the comparable period in 2010.

Production

The increase in production levels over the comparable prior year period is the result of the acquisition of CLCC during the third quarter of 2010. In addition, throughout the first quarter of 2010 we encountered operational difficulties at our Oak Grove mine resulting in limited production due to a roof fall and the resulting water issues. The increase in production during the first half of 2011 was partially offset by significant tornado damage to the above-ground operations at our Oak Grove mine, including the preparation plant and the overland conveyor system. Production also decreased at Pinnacle due to a longwall move during February and March 2011 and the reallocation of the continuous miners’ crews to assist with the move, lower belt availability and electrical problems during April 2011 and the suspension of operations at Pinnacle due to slightly elevated levels of carbon monoxide at the mine in May 2011. In June 2011, we announced that regulatory agencies denied our plan designed to address the detected levels of carbon monoxide at Pinnacle. Operations at the Pinnacle longwall are not expected to resume until early in the fourth quarter of 2011; however, the continuous miners were permitted to resume operations in July 2011 and we expect such operations to begin in August 2011.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2011 and 2010:

	(In Millions)
	Three Months Ended		Change due to
	June 30,		Sales Price	Sales	Exchange	Total
	2011	2010	and Rate	Volume	Rate	change
Revenues from product sales and services	$381.6	$309.4	$79.6	$(2.1)	$(5.3)	$72.2
Cost of goods sold and operating expenses	(176.6)	(140.3)	(6.9)	0.9	(30.3)	(36.3)

Sales margin	$205.0	$169.1	$72.7	$(1.2)	$(35.6)	$35.9

Sales metric tons (1)	2.2	2.2
Production metric tons (1)	2.3	2.1

(1) Metric tons (2,205 pounds).

Sales margin for Asia Pacific Iron Ore increased to $205.0 million during the second quarter of 2011 compared with $169.1 million for the comparable period in 2010. Revenue increased 23 percent during the second quarter of 2011 primarily as a result of higher lump and fines iron ore prices and sales mix. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010, resulting in an increase in second quarter 2010 revenue of $36.7 million related to shipments made in the first quarter of 2010. The increase in our realized price for the second quarter of 2011 over the same period in 2010 was on average a 35.0 percent and 18.5 percent increase per wet metric ton for lump and fines, respectively. Pricing settlements in second quarter of 2011 reflect the increase in steel demand and spot prices for iron ore. In addition, sales prices increased during the second quarter of 2011 due to the sale of premium fines produced at Cockatoo during the period. There were no sales from Cockatoo during the comparable prior year period as the mine production had not yet resumed. Sales volumes during the second quarter of 2011 remained flat over the prior year as a result of port and rail labor strikes, reducing the number of shipments during the period.

Cost of goods sold and operating expenses in the second quarter of 2011 increased $36.3 million compared with the second quarter of 2010 primarily as a result of $30.3 million related to unfavorable foreign exchange rate variances. In addition, costs increased during the second quarter of 2011 due to higher mining costs of $18.3 million as a result of increased fuel prices and an increased number of contractors employed and equipment used to achieve higher waste mining volumes, higher royalty costs of $1.5 million as a result of increased revenue and higher processing costs of $1.4 million as a result of increased fuel and maintenance costs. The cost increases were offset by adjustments to the carrying value of the long-term stock pile of $14.2 million recorded during the second quarter of 2010.

Following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2011 and 2010:

	(In Millions)
	Six Months Ended		Change due to
	June 30,		Sales Price	Sales	Exchange	Total
	2011	2010	and Rate	Volume	Rate	change
Revenues from product sales and services	$727.0	$468.9	$253.3	$10.8	$(6.0)	$258.1
Cost of goods sold and operating expenses	(326.2)	(256.1)	(17.4)	(5.9)	(46.8)	(70.1)

Sales margin	$400.8	$212.8	$235.9	$4.9	$(52.8)	$188.0

Sales metric tons (1)	4.4	4.3
Production metric tons (1)	4.4	4.2

(1) Metric tons (2,205 pounds).

Sales margin for Asia Pacific Iron Ore increased to $400.8 million during the first half of 2011 compared with $212.8 million for the comparable period in 2010. Revenue increased 55 percent in the first half of 2011 primarily as a result of higher lump and fines iron ore prices and increased sales volumes. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010. The increase in our realized price for the first half of 2011 over the same period in 2010 was on average a 59.9 percent and 46.7 percent increase per wet metric ton for lump and fines, respectively. Pricing settlements in the first half of 2011 reflect the increase in steel demand and spot prices for iron ore. In addition, sales prices increased during the first half of 2011 due to the sale of premium fines produced at Cockatoo during the period. There were no sales from Cockatoo during the comparable prior year period as the mine production had not yet resumed.

Sales volume during the first half of 2011 increased slightly to 4.4 million metric tons compared with 4.3 million metric tons for the comparable prior year period, resulting in an increase in revenue of $10.8 million. The higher sales volume was a direct result of sales from our Cockatoo mine. As of the first half of 2010, production at the Cockatoo mine had not yet resumed.

Cost of goods sold and operating expenses in the first half of 2011 increased $70.1 million compared with the first half of 2010 primarily as a result of $46.8 million related to unfavorable foreign exchange rate variances. In addition, costs increased $20.7 million during the first half of 2011 due to increases in fuel prices and an increased number of contractors employed and equipment used to achieve higher waste mining volumes. As a result of increased revenue, royalty costs also increased $11 million during the first six months of 2011. The cost increases were offset by adjustments to the carrying value of the long-term stock pile of $14.2 million recorded during the second quarter of 2010. Costs were also unfavorably impacted by $5.9 million due to higher sales volume during the first half of 2011, as discussed above.

Production

Production at Asia Pacific Iron Ore increased slightly in the first half of 2011 when compared to the same period in 2010 due to production results at the Cockatoo mine. As of the first half of 2010, production at the Cockatoo mine had not yet resumed. Poor weather conditions in January of 2011, including severe wet weather and a tropical storm, partially offset the production increases at our Cockatoo mine during 2011.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first half of 2011, we have taken a balanced approach to the allocation of our capital resources and free cash flow. We continue to align our balance sheet and enhance our financial flexibility to be consistent with our long-term financial growth goals and objectives, including the completion of a public offering of senior notes in the aggregate principal amount of $1 billion and a $1.25 billion five-year term loan. The senior notes offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. The net proceeds from the senior notes offering and the term loan have been used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses. We completed a public offering of 10.35 million of our common shares in June 2011. A portion of the net proceeds were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes. Refer to NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

The following is a summary of significant sources and uses of cash for the six months ended June 30, 2011 and 2010:

	(In Millions)
	Six Months Ended June 30,
	2011	2010
Cash and cash equivalents - January 1	$1,566.7	$502.7
Net cash provided by operating activities	725.0	235.7

Significant Investing Transactions
Settlements on Canadian dollar foreign exchange contracts	93.1	-
Cost of Canadian dollar foreign exchange option	(22.3)	-
Investment in Consolidated Thompson senior secured notes	(125.0)	-
Investment in ventures	(1.3)	(181.4)
Acquisition of Consolidated Thompson	(4,423.4)	-
Acquisition of Wabush	-	(101.9)
Acquisition of Freewest	-	(5.3)
Capital expenditures	(244.5)	(63.0)

Total	(4,723.4)	(351.6)

Sources (Uses) of Financing
Net proceeds from issuance of common shares	853.7	-
Net proceeds from issuance of senior notes	998.1	395.1
Borrowings on term loan	1,250.0	-
Debt issuance costs	(47.7)	-
Borrowings on bridge credit facility	750.0	-
Repayment of bridge credit facility	(750.0)	-
Repayment of Consolidated Thompson convertible debentures	(337.2)	-
Repayment of $200 million term loan	-	(200.0)
Dividend distributions	(38.0)	(30.8)

Total	2,678.9	164.3

Other net activity	(9.1)	(23.6)

Cash and cash equivalents - June 30	$238.1	$527.5

The following discussion summarizes the significant activities impacting our cash flows during the first six months of the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $725.0 million for the six months ended June 30, 2011, compared with net cash provided by operating activities of $235.7 million for the same period in 2010. Operating cash flows in the first six months of 2011 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of improved economic conditions, operating plans for 2011 reflect increased production and modestly higher prices for iron ore and coal. In addition, our cash position was stronger in the first half of 2011 due to the receipt of a $129.0 million payment in January 2011 from Algoma to true-up the portion of revenues from 2010 pellet sales that was previously disputed throughout 2010 and the receipt of a $275.0 million payment in April 2011 from ArcelorMittal to true-up pricing for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010. In the first half of 2010, our cash from operations was stronger due to the receipt of $147.5 million in January 2010 related to a customer payment. The amount was due by December 31, 2009 under the terms of the customer supply agreement.

The long-term outlook remains strong and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout the first quarter of 2011, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement and held firm during the second quarter of 2011. The industry is continuing to show signs of stabilization and recovery based on increasing steel production and the restarting of blast furnaces in North America and Europe. As a result, we have experienced marked improvements in customer demand and market expectations and have increased production at most of our facilities.

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

Our U.S. operations generate sufficient cash flows, and, consequently, we do not anticipate the need to repatriate earnings from our foreign operations. Our U.S. cash and cash equivalents balance at June 30, 2011 was $54.2 million, or approximately 23 percent of our consolidated total cash and cash equivalents balance of $238.1 million. Given the recent strategic acquisition of Consolidated Thompson, U.S. cash and cash equivalent balances are lower than prior quarters; however, we continue to maintain significant liquidity to support all operating activities. In addition, elements of our U.S. operations are seasonal in nature and therefore, we expect higher cash collections during the second half of 2011. We have historically been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of June 30, 2011 and December 31, 2010, we had available borrowing capacity of $533.4 million and $535.3 million, respectively, under our $600 million U.S.-based revolving credit facility. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries, if we were to repatriate these earnings there would potentially be a tax impact at that time.

Investing Activities

Net cash used by investing activities was $4,720.8 million for the six months ended June 30, 2011, compared with $357.2 million for the comparable period in 2010. In May 2011, we completed our acquisition of Consolidated Thompson for a net acquisition price of $4,423.4 million. In addition, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125.0 million, including accrued and unpaid interest, during April 2011. Capital expenditures were $244.5 million and $63.0 million for the six months ended June 30, 2011 and 2010, respectively. During the first half of 2011, the net cash used by investing activities was partially offset by $93.1 million of settlements on the Canadian dollar foreign exchange contracts used to hedge a portion of the purchase price related to the acquisition of Consolidated Thompson. Investing activities in the first half of 2010 included capital contributions of $24.6 million related to our investment in Amapá as well as $155 million related to the repayment of Amapá’s debt in February and May of 2010. In February 2010, we also completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million.

Non-cash investing activities during the first six months of 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items for the six months ended June 30, 2010 also included gains of $38.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2011 will be approximately $1 billion. This expectation includes capital expenditures related to the acquisition of Consolidated Thompson. Through our acquisition of Consolidated Thompson, we assumed capital commitments related to an expansion of the Bloom Lake mine in order to increase production capacity. The project to increase production capacity from 8.0 million to 16.0 million metric tons of iron ore has been approved for capital investments of approximately $615 million, of which approximately $566 million is expected to be spent throughout the remainder of 2011 and 2012. In addition, as we continue to increase production into 2011, capital expenditures will include the expansion of our Empire and Tilden mines in Michigan’s Upper Peninsula in order to extend the existing production capacity at our Empire mine and increase production capacity at our Tilden mine. The expansion project requires a capital investment of approximately $325 million, of which approximately $67 million has been committed and is expected to be spent throughout the remainder of 2011 and 2012. In Asia Pacific, an expansion project has been approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require an initial capital cash outflow of approximately $215 million, of which $151 million is expected to be spent throughout the remainder of 2011 and 2012. In the first quarter of 2011, we began a project to bring Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. Approximately $36 million is scheduled to be spent in relation to this project throughout the remainder of 2011. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. The remaining expenditures for the new longwall plow system were substantially completed during the second quarter of 2011. Construction of a new portal at Oak Grove has continued into 2011 in order to improve productivity and support growth and expansion of the mine. The portal requires a total capital investment of approximately $31 million. Remaining expenditures for the portal of approximately $11 million are expected to be made in 2011. As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we have capital projects to repair the damage of approximately $55 million. The expenditures on this project are expected to be made in 2011.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend between $65 million and $70 million on exploration and development activities in 2011, which will provide us with opportunities for significant future potential reserve additions globally. Through the first half of 2011, we have spent approximately $12.3 million related to our involvement in exploration and development activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first half of 2011 was $2,659.4 million, compared with net cash provided by financing activities of $147.7 million for the comparable period in 2010. Cash flows from financing activities in the first six months of 2011 included $998.1 million in net proceeds from the issuance of two tranches of senior notes in the aggregate principal amount of $1 billion, completed through a public offering in March and April 2011. In addition, we borrowed $750.0 million under the bridge credit facility and $1,250.0 million under the term loan in May 2011 and incurred $38.3 million and $8.7 million, respectively, of issuance costs related to the execution and funding of each arrangement. We used the net proceeds from the public offering of senior notes, the bridge credit facility and the term loan to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson, including the related fees and expenses. A portion of the funds were also used for the repayment of the Consolidated Thompson convertible debentures that were included among the liabilities assumed in the acquisition.

We completed a public offering of 10.35 million of our common shares in June 2011. The net proceeds from the offering were approximately $853.7 million at a sales price to the public of $85.63 per share. A portion of the net proceeds were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes.

Cash flows from financing activities in the comparable period in 2010 primarily included $395.1 million in net proceeds from a public offering of senior notes, which we completed in March 2010. The net proceeds were used for repayment of our $200 million term loan under our credit facility, which we repaid in March 2010, as well as the repayment of our share of Amapá’s remaining debt outstanding during the second quarter of 2010.

Successful execution of these offerings discussed above has allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market continues to improve in 2011.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures at June 30, 2011 and December 31, 2010:

	(In Millions)
	June 30, 2011	December 31, 2010
Cash and cash equivalents	$238.1	$1,566.7

Credit facility	$600.0	$600.0
Senior notes	2,725.0	1,725.0
Senior notes drawn	(2,725.0)	(1,725.0)
Term loan	1,250.0	-
Term loans drawn	(1,250.0)	-
Letter of credit obligations and other commitments	(66.6)	(64.7)

Borrowing capacity available	$533.4	$535.3

Refer to NOTE 8 – DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of June 30, 2011 and December 31, 2010, we were in compliance with each of our financial covenants.

Our primarily sources of funding consist of cash generated by the business and cash on hand, which totaled $238.1 million as of June 30, 2011. We also have a $600 million revolving credit facility, which matures in 2012. This facility has available borrowing capacity of $533.4 million as of June 30, 2011. The combination of cash and the credit facility gives us over $750 million in liquidity entering the second half of 2011, which is expected to be used for general corporate purposes and to fund our business obligations.

Based on our current borrowing capacity and the actions we have taken to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility, or through exercising the $200 million accordion in our current revolving credit facility or the $250 million accordion made available through the term loan. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the debt market. Our issuance of a $1 billion public offering of 10-year and 30-year senior notes in March and April 2011 provides evidence that capacity in the bond markets has improved for investment grade companies compared to conditions impacting such markets in previous years. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. Accessing the capital markets may provide additional sources of funding, as well as other alternative sources such as lease financing.

Market Risks

We are subject to a variety of risks, including those caused by changes in foreign exchange rates, interest rates and commodity prices. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. At June 30, 2011, we had $135 million of outstanding foreign currency exchange contracts with varying maturity dates ranging from July 2011 to May 2012 for which we elected hedge accounting, effective October 2010. We also had $105 million of outstanding foreign currency exchange contracts with varying maturity dates ranging from July 2011 to January 2012 that we have been holding as economic hedges, entered into prior to October 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts by approximately $21.7 million, and a 10 percent decrease would reduce the fair value by approximately $26.0 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

With respect to Canada, we entered into foreign currency exchange contracts and an option contract in order to hedge a portion of the Consolidated Thompson purchase price on the open market in the first quarter of 2011. The contracts were considered economic hedges which do not qualify for hedge accounting. As of June 30, 2011, these contracts have all matured.

In addition, the pellets produced at our Wabush operations and the concentrate produced at our Bloom Lake operations in Canada represented approximately 20 percent of our total iron ore production in North America as of June 30, 2011. This operation is subject to currency exchange fluctuations between the United States and Canadian currency. We do not currently hedge our exposure to this currency exchange fluctuation; however, we plan to enter into hedging instruments in the future to hedge such exposures.

Interest Rate Risk

Interest payable on our senior notes is at fixed rates. Interest payable under our term credit facility is at a floating rate based upon a base rate or the LIBOR rate plus a margin depending on the leverage ratio. A 100 basis point change to the base rate or the LIBOR rate would result in a change of $12.5 million to interest expense on an annual basis. Interest for borrowings under our credit facility is at a floating rate, dependent in part on a base rate or the LIBOR rate, which could expose us to the effects of interest rate changes; however, there were no borrowings outstanding under our credit facility as of June 30, 2011.

Pricing Risks

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. This change has impacted certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year, and in some cases we have revised the terms of such agreements to incorporate changes to historical pricing mechanisms. As a result, we have recorded certain shipments made to U.S. Iron Ore and Eastern Canadian Iron Ore customers in the first six months of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first six months of 2011. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $29.9 million at June 30, 2011 based on provisionally priced iron ore sales recorded at the estimated settlement price for the second quarter of 2011, subject to final pricing. We estimate that a 25 percent change in the settlement prices realized from the June 30, 2011 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $34.2 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

Iron Ore Pricing Discussions

We are in discussions with customers regarding how our supply agreements will take into account the change in international market pricing. These discussions may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods. We have settled our pricing disputes with certain of our larger customers discussed under Part II – Item 1, Legal Proceedings.

Customer Supply Agreements

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative, which is finalized based on a future price, and is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities.

At June 30, 2011, we had a derivative asset of $64.0 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $45.6 million as of December 31, 2010, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $75 change in the average hot band steel price realized from the June 30, 2011 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $21.5 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 7.7 million MMBtu’s of natural gas at an average delivered price of $4.81 per MMBtu, and 15.4 million gallons of diesel fuel at an average delivered price of $3.14 per gallon during the first half of 2011. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 5.1 million gallons of diesel fuel at an average delivered price of $4.59 per gallon during the first half of 2011. Our CLCC operations consumed approximately 2.1 million gallons of diesel fuel at an average delivered rate of $3.27 per gallon during the first half of 2011. Consumption of diesel fuel by our Asia Pacific Operations was approximately 8.4 million gallons at an average delivered price of $2.05 per gallon for the same period.

In the ordinary course of business, there will also likely be increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites which often result in tariff disputes.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2011 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $11.6 million in our annual fuel and energy costs based on expected consumption for the remainder of 2011.

Cross State Air Pollution Rule

            On July 6, 2011, EPA promulgated the CSAP. This rule identifies and limits emissions of sulfur dioxide (SO2) and nitrogen oxide (NOx) from electric generating units in 27 states. Northshore’s Silver Bay Power Station is subject to SO2 and NOx emission reductions under this rule, which is designed to assist downwind states in attaining and maintaining compliance with National Ambient Air Quality Standards for fine particulate matter and ozone. The CSAP establishes a Federal Implementation Plan which requires emission reductions in phases which commence January 1, 2012, May 1, 2012 and January 1, 2014. The Silver Bay Power Station must meet the allocations for its emissions set by the CSAP through emission reductions achieved by installing additional controls or fuel switching and/or acquiring additional allocations through an allowance trading program authorized by the CSAP but not yet established. We are analyzing the lengthy and complex rule to determine options available to the Silver Bay Power Station for complying with the CSAP and other air pollution requirements, including additional rules that are being developed. Until we develop these options and select a compliance strategy, the financial impact of the CSAP is uncertain.

Outlook

As a result of the current economic environment, including continued growth in Chinese steel production and steady blast furnace utilization rates in Europe and North America, we expect demand for our products to remain steady through the remainder of 2011. With a growing production profile, we are well positioned to generate significant cash flows through 2011 and beyond.

U.S. Iron Ore Outlook (Long tons)

For 2011, we expect sales volume of approximately 25 million tons in U.S. Iron Ore. U.S. Iron Ore revenue per ton is expected to be $130 to $135, based on the following assumptions:

•	The June 30, 2011, Platts 62 percent iron ore spot price of $171 per ton (C.F.R. China) is maintained for the remainder of 2011;

•	2011 U.S. blast furnace utilization of approximately 75 percent; and

•	2011 average hot rolled steel pricing of $700 to $750 per ton.

The revenue per ton expectation includes approximately $4 per ton related to retroactive price increases agreed to in 2011 for tons shipped in prior years under the aforementioned negotiated settlement with one of our customers. In addition, the revenue per ton expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenue per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements.)

We expect U.S. Iron Ore 2011 production volume to be approximately 23 million tons and cash cost per ton of $55 to $60. For 2011, depreciation, depletion and amortization is expected to be $3 per ton.

Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)

For 2011, we expect sales volume to be approximately 9 million tons and production volume to be 8.8 million tons in Eastern Canadian Iron Ore. Our 2011 Eastern Canadian Iron Ore revenue per ton outlook is $170 to $175, assuming the following:

•	The June 30, 2011, Platts 62 percent iron ore spot price of $171 per ton (C.F.R. China) is maintained for the remainder of 2011; and

•	A product mix of approximately 55 percent concentrate and 45 percent pellets.

Full year 2011 Eastern Canadian Iron Ore cash cost per ton is expected to be approximately $85 to $90. We anticipate non-cash inventory step-up costs of approximately $5 to $10 per ton and depreciation, depletion and amortization of approximately $15 per ton for full year 2011.

Asia Pacific Iron Ore Outlook (Metric tons, F.O.B. the port)

As a result of recently resolved labor disputes at the Port of Esperance, we are reducing our 2011 Asia Pacific Iron Ore sales volume expectation to 8.8 million tons from 9 million tons. Our full year 2011 production volume expectation will remain at 9 million tons. Our 2011 Asia Pacific Iron Ore revenue per ton outlook is $160 to $165, assuming the following:

•	The June 30, 2011, Platts 62 percent iron ore spot price of $171 per ton (C.F.R. China) is maintained for the remainder of 2011; and

•	A product mix of approximately 50 percent lump and 50 percent fines iron ore.

Full year 2011 Asia Pacific Iron Ore cash cost per ton is expected to be approximately $60 to $65. We anticipate depreciation, depletion and amortization to be approximately $12 per ton for full year 2011.

North American Coal Outlook (Short tons, F.O.B. the mine)

We are decreasing our 2011 North American Coal sales volume expectation to approximately 4.5 million tons from our previous expectation of 5.1 million tons. Sales volume mix is anticipated to be 1.4 million tons of high volatile metallurgical coal and 1.8 million tons of low volatile metallurgical coal, with thermal coal making up the remainder of the expected sales volume. Full year 2011 production volume is expected to be 5.4 million tons.

We have revised our North American Coal 2011 revenue per ton expectation to $120 to $125 and cash cost per ton expectation to approximately $110 to $115. Full year 2011 depreciation, depletion and amortization is expected to be approximately $20 per ton.

The following table provides a summary of our 2011 guidance for our four business segments:

	2011 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	North American Iron Ore (1)	Bloom Lake Iron Ore (2)	Asia Pacific Iron Ore (3)		North American Coal (4)
	Current Outlook	Current Outlook	Previous Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons)	25.0	9.0	29.0	4.8	8.8	9.0	4.5	5.1

Revenue per ton	$130 - $135	$170 - $175	$140 - $145	$170 - $175	$160 - $165	$165 - $170	$120 - $125	$125 - $130

Cash cost per ton	$55 - $60	$85 - $90	$60 - $65	$50 - $55	$60 - $65	$59 - $64	$110 - $115	$90 - $95

DD&A per ton	$3	$15	$5	$10	$12	$11	$20	$20

(1)	U.S. Iron Ore tons and North American Iron Ore tons are reported in long tons.
(2)	Eastern Canadian lron Ore and Bloom Lake Iron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.

Outlook for Sonoma and Amapá (Metric tons, F.O.B. the port)

We have a 45 percent economic interest in Sonoma. For 2011, we are maintaining our sales volume expectation of 1.2 million tons. The approximate product mix is expected to be two thirds thermal coal and one third metallurgical coal. We are increasing our full year 2011 production volume expectation to 1.4 million tons from our previous expectation of 1.2 million tons. Cash cost per ton is expected to be $90 to $95. For 2011, depreciation, depletion and amortization is expected to be $14 per ton.

We expect Amapá to contribute over $35 million in equity income in 2011.

SG&A Expenses

For 2011, we are increasing our SG&A expenses expectation to approximately $240 million from our previous expectation of $200 million. We indicated the increase is primarily driven by approximately $27 million in non-recurring acquisition costs and additional SG&A expenses resulting from the Consolidated Thompson acquisition.

Other Expectations

We expect to incur the following growth-related cash outflows:

•	Approximately $65 million to $70 million related to our global exploration activities; and

•	Approximately $45 million related to our chromite project in Ontario, Canada.

Also, we anticipate we will incur the following profit-related cash outflows:

•	Approximately $25 million related to Sonoma partner profit sharing; and

•	Approximately $15 million related to Bloom Lake sales commissions.

We anticipate a full year tax rate of approximately 26 percent for 2011. We are increasing our expectation for full year 2011 depreciation, depletion and amortization to $440 million from $360 million. The increase is driven by additional depreciation, depletion and amortization from Bloom Lake.

2011 Capital Budget Update and Other Uses of Cash

For 2011, based on the above outlook, we would generate an anticipated $2.6 billion in cash from operations.

We are maintaining our 2011 capital expenditures budget of approximately $1 billion, comprised of approximately $300 million in sustaining capital and $700 million in growth and expansion.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may”, “will” or similar terms. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our intent, belief or current expectations of our directors or our officers with respect to: our future financial condition, results of operations or prospects, estimates of our economic ore reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors, some of which are unknown, including, without limitation:

•	the ability to successfully integrate acquired companies into our operations, including without limitation, Consolidated Thompson;

•	uncertainty or weaknesses in global and/or market economic conditions, including any related impact on prices;

•	trends affecting our financial condition, results of operations or future prospects;

•	the ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the outcome of any contractual disputes with our customers or significant energy, material or service providers;

•	the outcome of any arbitration or litigation;

•	changes in sales volume or mix;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic ore reserves or reductions in current resource estimates;

•	the success of our business and growth strategies;

•	our ability to successfully identify and consummate any strategic investments;

•	our ability to achieve post-acquisition synergies;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•	the results of pre-feasibility and feasibility studies in relation to projects;

•

impacts of increasing governmental regulation including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity;

•	adverse changes in currency values, currency exchange rates and interest rates;

•	the success of our cost-savings efforts;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees;

•	our ability to successfully complete the repair and refurbishment work at our Oak Grove mine in the expected time frame;

•	the amount, and timing of, any insurance recovery proceeds with respect to our Oak Grove mine;

•	our ability to successfully remediate carbon monoxide levels at our Pinnacle mine;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, supply and price of energy, equipment failures and other unexpected events;

•	risks related to international operations;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ArcelorMittal Arbitrations - Price Re-opener Dispute. On May 18, 2010, The Cleveland-Cliffs Iron Company and Cliffs Mining Company filed an arbitration demand against ArcelorMittal USA for arbitration with respect to the Pellet Sale and Purchase Agreement dated December 31, 2002 (the “Supply Agreement”) covering the Indiana Harbor East facility. The agreement provides for the use of certain published annual pellet prices to adjust the prices of the pellets sold to ArcelorMittal. Cliffs asserted in the arbitration that because those prices would not be publicly available, ArcelorMittal was obligated to negotiate revised pricing terms. Cliffs also claimed that Cliffs was entitled to a price re-opener for 2010. On April 8, 2011, the parties settled all pending litigation between them through an Omnibus Agreement that, among other things, amends the Supply Agreement. Under the terms of the settlement, the parties established specific pricing levels for 2009 and 2010 pellet sales and revised the pricing calculation for the remainder of the term of the Supply Agreement. As a result, Cliffs received a cash payment of approximately $275 million under the Omnibus Agreement, which includes a pricing “true-up” for pellet volumes delivered or to be delivered to certain of ArcelorMittal’s North American steelmaking facilities. Additionally, Cliffs and ArcelorMittal agreed to use a world market-based pricing mechanism beginning in 2011 and through the remainder of the contract term for the Supply Agreement. As a result of the new pricing, going forward, the parties also agreed to forego future price re-openers.

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

Simultaneously with the Application for Emergency Relief, Algoma filed an arbitration demand pursuant to the agreement. The demand requested that the arbitration panel determine a price adjustment and declare that the May 2010 adjustment by Cliffs is invalid and ineffective. Cliffs filed an answer and counterclaim on June 18, 2010 and an amended answer and counterclaim in the arbitration on July 16, 2010. The amended counterclaim asserted that published annual prices used to adjust the price of the pellets sold to Algoma under the agreement were no longer publicly available and asked the arbitration panel to either amend the agreement in this regard or require Algoma to enter into negotiations with Cliffs to amend the agreement. In a binding decision on December 17, 2010, the arbitration panel redefined world prices for blast furnace pellets, a factor used in determining annual price increases or decreases under the agreement. This revised definition entitled us to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets in the agreement’s pricing formula. On December 21, 2010, Algoma filed an application to vacate the award in the U.S. District Court for the Northern District of Ohio. On January 3, 2011, Algoma filed a complaint in the U.S. District Court, Northern District, Eastern Division of Ohio seeking to enjoin Cliffs from suspending performance if Algoma continued to pay the interim price agreed to in the Canadian litigation. The court denied Algoma’s motion for a temporary restraining order. Algoma then agreed to pay a current price and a true-up payment based on the arbitration and to withdraw its motion for the injunctive relief in exchange for continued shipments. On January 6, 2011, we received $129 million in “true-up” payments from Algoma. On January 28, 2011, Cliffs filed three counterclaims against Algoma in the U.S. District Court for the Northern District of Ohio. The first counterclaim related to the interpretation of a term used in the arbitration panel’s award and sought a declaratory judgment. The second counterclaim alleged that Algoma is obligated to pay the 2010 contract price for any pellets nominated for 2010, but not delivered until 2011, and sought a declaratory judgment. The third counterclaim alleged that Algoma breached its contract with Cliffs by failing to take delivery in 2010 of the full amount of pellets that it nominated for 2010 and refusing to pay the 2010 price for any pellets not delivered until 2011 and seeks an award of damages. On April 20, 2011, the parties reached a settlement of all the pending litigation and agreed that the arbitration award is final, binding and enforceable. The parties also agreed that 2010 tons delivered in 2011 would be invoiced at 2010 prices. The parties filed stipulation of dismissal in both cases on April 21, 2011.

Fugitive Dust / PM10 at Northshore Mining Silver Bay Plant Site. For the period from November 2010 to June 2011, Northshore disclosed five elevated measurements of PM10 at an internal air monitor southwest of the pellet storage yard. During the spring of 2011, Northshore also received several external comments regarding a perceived increase in dust fallout from the facility. A complaint was registered to the MPCA in early June 2011 to the same effect. MPCA verbally notified Northshore during June 2011 that it intended to pursue enforcement with respect to the elevated monitored levels. MPCA indicated that a penalty would be proposed as part of the enforcement action, but was not prepared to disclose the amount of the penalty. Northshore anticipates the first draft of a Stipulation Agreement from MPCA in mid-August 2011. In addition, Northshore discovered tentative information related to the discoloration of leaves on Northshore’s property that may be related to air emission from the facility and notified the Minnesota Duty Officer of the information on July 13, 2011 as precautionary measure. Northshore has engaged expert technical resources to continue to investigate this issue and will work cooperatively with the government officials to resolve the matter.

Item 1A.	Risk Factors.

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

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal. The MRRT is proposed to apply from July 1, 2012 to existing and future projects at an effective tax rate of 22.5 percent. In December 2010, the Australian government’s taskforce that was charged with recommending design principles for the new tax delivered its recommendations on the MRRT to the Australian government. The recommendations paper provided detail about key features of the MRRT and includes industry and public input that assisted in final development of the framework. The government released its preliminary exposure draft legislation to the public for comment on June 10, 2011, with a July 14, 2011 closing date for submission of public comments. The government stated that it intends to release a second and final exposure draft for public consultation later in 2011. Legislation implementing the MRRT is expected to be introduced into Parliament towards the end of 2011. If implemented as proposed, the MRRT may have a significant impact on our financial statements. The impacts of the MRRT will be recorded in the financial period during which the legislation is enacted.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
April 1 – 30, 2011	-	-	-	2,495,400
May 1 – 31, 2011	639	89.55	-	2,495,400
June 1 – 30, 2011	-	-	-	2,495,400

Total	639	89.55	-	2,495,400

(1)

On July 11, 2006, we received the approval by the Board of Directors to repurchase up to an aggregate of four million outstanding common shares. There were no repurchases in the second quarter of 2011 under this program.

(2)

On May 10, 2011, the Company acquired 639 common shares from an employee recipient of the 2008 to 2010 Performance Share award in order to satisfy the tax withholding obligation of the award pursuant to the terms of the ICE Plan.

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

Our mine locations did not receive any flagrant violations under section 110(b)(2) of the FMSH Act and no written notices of a pattern of violations, or the potential to have a pattern of such violations, under section 104(e) of the FMSH Act were received for the three and six months ended June 30, 2011. In addition, there were no mining-related fatalities at any of our mine locations during the same period.

Following is a summary of the information listed above for the three and six months ended June 30, 2011:

		Three months ended June 30, 2011
		(A)	(B)	(C)	(D)		(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (1)	Pending Legal Action
Pinnacle	Coal	14	2	0	0		$7,233	None
Green Ridge	Coal	8	0	1	0		0	None
Oak Grove	Coal	43	1	3	1	(3)	81,993	2
Dingess-Chilton	Coal	26	0	0	0		0	None
Powellton	Coal	24	1	1	0		14,694	None
Saunders Prep	Coal	3	0	0	0		1,255	None
Toney Fork	Coal	10	1	0	0		17,334	None
Elk Lick Tipple	Coal	0	0	0	0		2,195	None
Lower War Eagle	Coal	0	0	0	0		0	None
Elk Lick Chilton	Coal	0	0	0	0		0	None
Tilden	Iron Ore	6	0	0	0		9,644	1
Empire	Iron Ore	2	0	1	0		998	None
NorthShore	Iron Ore	38	1	0	0		145,407	None
Hibbing Taconite	Iron Ore	7	0	0	0		40,626	1
United Taconite	Iron Ore	12	1	0	1	(2)	47,917	1

		Six months ended June 30, 2011
		(A)	(B)	(C)	(D)		(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (1)	Pending Legal Action
Pinnacle	Coal	61	4	2	0		$77,230	None
Green Ridge	Coal	14	0	6	0		7,860	None
Oak Grove	Coal	72	1	8	1	(3)	252,604	2
Dingess-Chilton	Coal	45	0	1	1		30,263	None
Powellton	Coal	49	1	1	0		59,943	None
Saunders Prep	Coal	3	0	0	0		1,255	None
Toney Fork	Coal	22	1	0	0		87,104	None
Elk Lick Tipple	Coal	0	0	0	0		2,195	None
Lower War Eagle	Coal	0	0	0	0		0	None
Elk Lick Chilton	Coal	0	0	0	0		0	None
Tilden	Iron Ore	17	0	0	0		41,375	1
Empire	Iron Ore	8	0	1	0		17,578	None
NorthShore	Iron Ore	83	1	0	0		293,442	None
Hibbing Taconite	Iron Ore	22	0	0	0		151,899	1
United Taconite	Iron Ore	39	3	1	4	(2)	134,966	1

(1)	Amounts included under the heading “Proposed Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before June 30, 2011.

(2)

On May 6, 2011, United Taconite received an imminent danger order dated April 28, 2011 from the Federal Mine Safety and Health Administration stating, among other things, that an employee at the United Taconite plant was observed conducting maintenance while standing on the frame work of a conveyor, which was 46.5 inches high, without railings or without wearing fall protection. The employee came down from the area, which immediately terminated the imminent danger order. The conditions cited in the imminent danger order did not result in an accident or injury and had no material adverse impact on our operations at the United Taconite mine.

(3)

On June 30, 2011, Oak Grove received an imminent danger order due to elevated methane and decreased oxygen levels at a specific location in the Oak Grove mine. All non-essential mine personnel were removed from the affected area. MSHA terminated the imminent danger order on July 5, 2011 and production resumed later that day. The conditions cited in the imminent danger order did not result in an accident or injury and is not expected to have a material adverse impact on the operations at the Oak Grove mine.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 75.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: July 28, 2011	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Senior Vice President - Corporate
Controller and Chief Accounting Officer

Exhibit Index

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources, Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
3(b)	Second Amended Articles of Incorporation of Cliffs Natural Resources Inc., as amended, as filed with the Secretary of State of Ohio on May 25, 2011	Filed Herewith

4(b)

Fifth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Form 10-Q of Cliffs on April 29, 2011 and incorporated by reference herein)

Not Applicable

10(a)

**Omnibus Agreement, dated as of April 8, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC (as successor in interest to Ispat Inland Inc.), ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.), Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company)

Filed Herewith

10(b)

** Settlement Agreement, dated as of April 20, 2011 and effective as of April 1, 2011, by and among Essar Steel Algoma Inc. (as successor to Algoma Steel Inc.), The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company

Filed Herewith

10(c)

Form of Cliffs Natural Resources Inc. Participant Grant Under the Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended (filed as Exhibit 10(a) to Form 10-Q of Cliffs on April 29, 2011 and incorporated by reference herein)

Not Applicable

10(d)

Form of Cliffs Natural Resources Inc. Participant Grant (Australia) Under the Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended (filed as Exhibit 10(b) to Form 10-Q of Cliffs on April 29, 2011 and incorporated by reference herein)

Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of July 28, 2011

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of July 28, 2011

Filed Herewith

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of July 28, 2011

Furnished Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of July 28, 2011

Furnished Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document