Form 10-Q
period 2011-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2011-11-01
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

YES  ☐                                         NO  ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 143,011,700 as of October 27, 2011.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three and Nine Months Ended September 30, 2011 and 2010

3	Statements of Unaudited Condensed Consolidated Financial Position September 30, 2011 and December 31, 2010

4	Statements of Unaudited Condensed Consolidated Cash Flows Nine Months Ended September 30, 2011 and 2010

5	Notes to Unaudited Condensed Consolidated Financial Statements

44	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

73	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

73	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

74	Item 1 – Legal Proceedings

74	Item 1A – Risk Factors

75	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

76	Item 5 – Other Information

79	Item 6 – Exhibits

79	Signature

80	Exhibit Index

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

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal	ArcelorMittal USA Inc.
ASC	Accounting Standards Codification
AusQuest	AusQuest Limited
Bloom Lake	Bloom Lake Iron Ore Mine Limited Partnership
C.F.R.	Cost and Freight
CLCC	Cliffs Logan County Coal LLC
Cockatoo	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mines Limited (aka - Cliffs Quebec Iron Mines Limited)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc. (aka - Cliffs Chromite Ontario Inc.)
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
IFRS	International Financial Reporting Standards
INR	INR Energy, LLC
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
PM10	Particulate Matter
PPACA	Patient Protection and Affordable Care Act
Reconciliation Act	Health Care and Education Reconciliation Act
renewaFUEL	renewaFUEL, LLC
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits
SEC	United States Securities and Exchange Commission
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc. (aka - Cliffs Chromite Far North Inc.)
Tilden	Tilden Mining Company L.C.
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
WISCO	Wuhan Iron and Steel (Group) Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$2,124.4	$1,287.2	$4,962.4	$3,074.8
Freight and venture partners’ cost reimbursements	18.4	58.8	169.4	183.1

	2,142.8	1,346.0	5,131.8	3,257.9
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,279.5)	(868.8)	(2,936.9)	(2,215.3)

SALES MARGIN	863.3	477.2	2,194.9	1,042.6
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(78.3)	(57.3)	(193.4)	(143.0)
Consolidated Thompson acquisition costs	(2.1)	-	(25.0)	-
Exploration costs	(26.6)	(10.3)	(55.4)	(19.4)
Miscellaneous - net	64.0	(19.2)	59.6	(8.5)

	(43.0)	(86.8)	(214.2)	(170.9)

OPERATING INCOME	820.3	390.4	1,980.7	871.7
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	-	2.1	-	40.7
Changes in fair value of foreign currency contracts, net	(6.2)	32.5	100.5	24.8
Interest income	2.7	3.3	7.6	8.4
Interest expense	(49.6)	(17.4)	(169.2)	(41.0)
Other non-operating income	(1.7)	(0.3)	(0.7)	6.9

	(54.8)	20.2	(61.8)	39.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME FROM VENTURES	765.5	410.6	1,918.9	911.5
INCOME TAX EXPENSE	(17.8)	(116.1)	(312.3)	(282.5)
EQUITY INCOME FROM VENTURES	11.1	3.6	2.8	8.4

INCOME FROM CONTINUING OPERATIONS	758.8	298.1	1,609.4	637.4
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(17.5)	(0.7)	(18.7)	(2.0)

NET INCOME	741.3	297.4	1,590.7	635.4
LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	151.8	-	170.1	-

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$589.5	$297.4	$1,420.6	$635.4

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$4.21	$2.20	$10.31	$4.71
Discontinued operations	(0.12)	-	(0.13)	(0.01)

	$4.09	$2.20	$10.18	$4.70

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$4.19	$2.19	$10.25	$4.68
Discontinued operations	(0.12)	(0.01)	(0.13)	(0.01)

	$4.07	$2.18	$10.12	$4.67

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	144,203	135,345	139,563	135,280
Diluted	144,989	136,213	140,321	136,098
CASH DIVIDENDS DECLARED PER SHARE	$0.28	$0.14	$0.56	$0.3675

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$545.1	$1,566.7
Accounts receivable	364.8	352.3
Accounts receivable from associated companies	69.0	6.8
Inventories	528.2	269.2
Supplies and other inventories	175.9	148.1
Derivative assets	73.6	82.6
Deferred and refundable taxes	4.2	43.2
Other current assets	144.0	114.8

TOTAL CURRENT ASSETS	1,904.8	2,583.7
PROPERTY, PLANT AND EQUIPMENT, NET	9,835.3	3,979.2

OTHER ASSETS
Investments in ventures	515.8	514.8
Goodwill	1,237.7	196.5
Intangible assets, net	149.3	175.8
Deferred income taxes	79.9	140.3
Other non-current assets	222.5	187.9

TOTAL OTHER ASSETS	2,205.2	1,215.3

TOTAL ASSETS	$13,945.3	$7,778.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$370.1	$266.5
Accrued expenses	359.9	266.6
Deferred revenue	99.6	215.6
Taxes payable	221.8	142.3
Current portion of term loan	62.3	-
Other current liabilities	185.7	137.7

TOTAL CURRENT LIABILITIES	1,299.4	1,028.7
POSTEMPLOYMENT BENEFIT LIABILITIES	462.4	528.0
LONG-TERM DEBT	3,883.5	1,713.1
BELOW-MARKET SALES CONTRACTS	128.4	164.4
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	210.5	184.9
DEFERRED INCOME TAXES	835.7	63.7
OTHER LIABILITIES	273.6	256.7

TOTAL LIABILITIES	7,093.5	3,939.5
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2010 - 224,000,000 shares);
Issued - 149,195,469 shares (2010 - 138,845,469 shares);
Outstanding - 143,009,708 shares (2010 - 135,456,999 shares)	18.6	17.3
Capital in excess of par value of shares	1,766.1	896.3
Retained Earnings	4,266.2	2,924.1
Cost of 6,185,761 common shares in treasury (2010 - 3,388,470 shares)	(268.2)	(37.7)
Accumulated other comprehensive income (loss)	(59.3)	45.9

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	5,723.4	3,845.9

NONCONTROLLING INTEREST	1,128.4	(7.2)

TOTAL EQUITY	6,851.8	3,838.7

TOTAL LIABILITIES AND EQUITY	$13,945.3	$7,778.2

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Nine Months Ended September 30,
	2011	2010
CASH FLOW FROM OPERATIONS
OPERATING ACTIVITIES
Net income	$1,590.7	$635.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	302.9	239.5
Changes in deferred revenue	(156.3)	(73.0)
Pensions and other postretirement benefits	(43.3)	1.6
Deferred income taxes	(14.1)	71.8
Equity (income) in ventures (net of tax)	(2.8)	(8.4)
Derivatives and currency hedges	(84.4)	(167.8)
Gain on acquisition of controlling interests	-	(40.7)
Other	3.7	32.8
Changes in operating assets and liabilities:
Receivables and other assets	(62.5)	(81.8)
Product inventories	(128.5)	15.2
Payables and accrued expenses	140.3	6.4

Net cash provided by operating activities	1,545.7	631.0
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	(4,423.5)	-
Acquisition of controlling interests, net of cash acquired	-	(971.5)
Purchase of property, plant and equipment	(478.9)	(150.1)
Net settlements in Canadian dollar foreign exchange contracts	93.1	-
Investment in Consolidated Thompson senior secured notes	(125.0)	-
Investments in ventures	(3.6)	(182.2)
Other investing activities	19.3	11.2

Net cash used by investing activities	(4,918.6)	(1,292.6)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	853.7	-
Net proceeds from issuance of senior notes	998.1	1,388.0
Borrowings on term loan	1,250.0	-
Repayment of term loan	(265.4)	-
Borrowings on bridge credit facility	750.0	-
Repayment of bridge credit facility	(750.0)	-
Borrowings under revolving credit facility	250.0	450.0
Repayment under revolving credit facility	-	(450.0)
Debt issuance costs	(54.8)	-
Repayment of Consolidated Thompson convertible debentures	(337.2)	-
Repayment of $200 million term loan	-	(200.0)
Payments under share buyback program	(221.9)	-
Common stock dividends	(78.8)	(49.9)
Other financing activities	(27.1)	(25.5)

Net cash provided by financing activities	2,366.6	1,112.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15.3)	15.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,021.6)	466.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,566.7	502.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$545.1	$969.4

See notes to unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ended December 31, 2011 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Labrador/Quebec, Canada	100.0%	Iron Ore
Bloom Lake	Quebec, Canada	75.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Asia Pacific Iron Ore	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
renewaFUEL(1)	Michigan	95.0%	Biomass
Freewest	Ontario, Canada	100.0%	Chromite
Spider	Ontario, Canada	100.0%	Chromite

(1)	On September 27, 2011, we announced our plans to cease the operations of renewaFUEL. See the Discontined Operations disclosure below for further details.

Intercompany transactions and balances are eliminated upon consolidation.

On May 12, 2011, we acquired all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt. The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2011 reflect our 100 percent interest in Consolidated Thompson since that date. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011 and December 31, 2010. Parentheses indicate a net liability.

Investment	Classification	Interest Percentage	September 30, 2011	December 31, 2010

Amapá	Investments in ventures	30	$489.0	$461.3
AusQuest	Investments in ventures	30	5.7	24.1
Hibbing (1)	Investments in ventures	23	2.1	(5.8)
Cockatoo (2)	Other Liabilities	50	(4.5)	10.5
Other	Investments in ventures		19.0	18.9

			$511.3	$509.0

(1)	Recorded as Other liabilities at December 31, 2010.

(2)	Recorded as Investments in ventures at December 31, 2010.

During the second quarter of 2011, we recorded an impairment charge of $17.6 million related to the decline in the fair value of our 30 percent ownership interest in AusQuest, that was determined to be other than temporary. We evaluated the severity of the decline in the fair value of the investment as compared to our historical carrying amount, considering the broader macroeconomic conditions and the status of current exploration prospects, and could not reasonably assert that the impairment period would be temporary. As of June 30, 2011, our investment in AusQuest had a fair value of $7.3 million based upon the closing market price of the 68.3 million shares held as of June 30, 2011. As we account for this investment as an equity method investment, we recorded the impairment charge as a component of Equity Income (Loss) from Ventures on the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2011. There were no additional impairment indicators during the third quarter of 2011.

In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo to Pluton Resources Limited. As consideration for the acquisition, Pluton Resources Limited will be responsible for the environmental rehabilitation of Cockatoo when it concludes its mining. As of September 30, 2011, our portion of the current estimated cost of the rehabilitation is approximately $20 million. The potential transaction is expected to occur at the end of the current stage of mining, Stage III, which is anticipated to be complete in late 2012. The consummation of the transaction is subject to completion of due diligence and definitive agreements between all parties, and will be conditional on regulatory and third-party consents and other customary closing conditions.

Immaterial Errors

The accounting for our 79 percent interest in the Empire mine was previously based upon the assessment that the mining venture functions as a captive cost company, supplying product only to the venture partners effectively on a cost basis. Upon the execution of the partnership arrangement in 2002, the underlying notion of the arrangement was for the partnership to provide pellets to the venture partners at an agreed upon rate to cover operating and capital costs. Furthermore, any gains or losses generated by the mining venture throughout the life of the partnership were expected to be minimal and the mine has historically been in a net loss position. The partnership arrangement provides that the venture partners share profits and losses on an ownership percentage basis of 79 percent and 21 percent, with the noncontrolling interest partner limited on the losses produced by the mining venture to its equity interest. Therefore, the noncontrolling interest partner cannot have a negative ownership interest in the mining venture. Under our captive cost company arrangements, the noncontrolling interests’ revenue amounts are stated at an amount that is offset entirely by an equal amount included in cost of goods sold and operating expenses, resulting in no sales margin attributable to noncontrolling interest participants. In addition, under the Empire partnership arrangement, the noncontrolling interest net losses were historically recorded on the Statements of Unaudited Condensed Consolidated Operations through cost of goods sold and operating expenses. This was based on the assumption that the partnership would operate in a net liability position, and as mentioned, the noncontrolling partner is limited on the partnership losses that can be allocated to its ownership interest. Due to a change in the partnership pricing arrangement to align with the industry’s shift towards shorter-term pricing arrangements linked to the spot market, the partnership began to generate profits. The change in partnership pricing was a result of the negotiated settlement with ArcelorMittal effective beginning for the three months ended March 31, 2011. The modification of the pricing mechanism changed the nature of our cost sharing arrangement and we determined that we should have been recording a noncontrolling interest adjustment in accordance with ASC 810 on the Statements of Unaudited Condensed Consolidated Operations and on the Statements of Unaudited Condensed Consolidated Financial Position to the extent that the partnership was in a net asset position, beginning in the first quarter of 2011.

In accordance with applicable GAAP, management has quantitatively and qualitatively evaluated the materiality of the error and has determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011 and June 30, 2011, and also immaterial for this quarterly report for the period ended September 30, 2011. Accordingly, all of the resulting adjustments have been recorded prospectively on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. The adjustment to record the noncontrolling interest related to the Empire mining venture of $84.0 million, resulted in an increase to Income From Continuing Operations of $16.1 million, as a result of reductions in income tax expenses, and a decrease to Net Income Attributable To Cliffs Shareholders of $67.9 million on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.47 per common share and $0.49 and $0.48 per common share for the three and nine months ended September 30, 2011, respectively. In addition, Retained Earnings was decreased by $67.9 million and Noncontrolling Interest was increased by $84.0 million on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011.

In addition to the noncontrolling interest adjustment, the application of consolidation accounting for the Empire partnership arrangement also resulted in several financial statement line item reclassifications on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. Under the captive cost company accounting, we historically recorded the reimbursements for our venture partners’ cost through Freight and venture partners’ cost reimbursements, with a corresponding offset in Cost of Goods Sold and Operating Expenses on the Statements of Unaudited Condensed Consolidated Operations. Accordingly, we have reclassified $46.0 million of revenues from Freight and venture partners’ cost reimbursements to Product Revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. We also reclassified $54.1 million related to the ArcelorMittal price re-opener settlement recorded during the first quarter of 2011 from Cost of Goods Sold and Operating Expenses to Product Revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011.

The impact of the prospective adjustments on the Statements of Unaudited Condensed Consolidated Operations for each of the prior interim periods of 2011 have been included within the table below. The prior period amounts included within the accompanying Condensed Consolidated Financial Statements have not been retrospectively adjusted for these impacts due to management’s materiality assessment as discussed above.

	(In Millions, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
	2011	2011	2011
Revenues from Product Sales and Services
Product	$54.1	$46.0	$100.1
Freight and venture partners’ cost reimbursements	-	(46.0)	(46.0)

	54.1	-	54.1
Cost of Goods Sold and Operating Expenses	(54.1)	-	(54.1)

Income from Continuing Operations	8.4	7.7	16.1
LESS: Income Attributable to Noncontrolling Interest	45.9	38.1	84.0

Net Income Attributable to Cliffs Shareholders	$(37.5)	$(30.4)	$(67.9)
Earnings per Common Share Attributable to Cliffs Shareholders - Basic and Diluted	$(0.28)	$(0.22)	$(0.49)

Discontinued Operations

On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. As we continue to successfully grow our core iron ore mining business, the decision to sell our interest in the renewaFUEL operations was made to allow our management focus and allocation of capital resources to be deployed where we believe we can have the most impact for our stakeholders. We are currently in the process of executing a plan to dispose of the renewaFUEL assets. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. We recorded $17.5 million, net of $7.3 million in tax benefits, and $18.7 million, net of $7.9 million in tax benefit, respectively, as Loss From Discontinued Operations on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. This compares to losses of $0.7 million, net of $0.4 million of tax benefits, and $2.0 million, net of $1.0 million in tax benefits, respectively, for each of the comparable prior year periods. The results recorded as Loss From Discontinued Operations on Statements of Unaudited Condensed Consolidated Operations for both the three and nine months ended September 30, 2011, include a $16.7 million impairment charge, net of $7.1 million in tax benefits, taken to write the renewaFUEL asset down to fair value.

The impairment charge was based on an internal assessment around the recovery of the renewaFUEL assets, primarily property, plant and equipment. The assessment considered several factors including the unique industry, the highly customized nature of the related property, plant and equipment and the fact that the plant had not performed up to design capacity. Given these points of consideration, it was determined that the expected recovery values on the renewaFUEL assets are low. The renewaFUEL total assets have been recorded at fair value on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011, and are primarily comprised of property, plant and equipment. The renewaFUEL operations are included in our Alternative Energies operating segment.

Reportable Segments

As a result of the acquisition of Consolidated Thompson, we have revised the number of our operating and reportable segments as determined under ASC 280. Our company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 – SEGMENT REPORTING reflect this restatement.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC. Due to the completion of our acquisition of Consolidated Thompson and the immaterial error identified around our accounting for the Empire partnership arrangement, there have been several changes in our significant accounting policies and estimates from those disclosed therein. The significant accounting policies requiring updates have been included within the disclosures below.

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

Iron ore concentrate inventories are stated at the lower of cost or market. The cost of iron ore concentrate inventories is determined using weighted average cost. For the majority of the iron ore concentrate inventories, we maintain ownership of the inventories until title passes on the bill of lading date, which is upon the loading of the product at the port.

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

Costs of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations. Operating expenses within this line item primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset in entirety by an equal amount included in cost of goods sold and operating expenses resulting in no sales margin reflected in the noncontrolling interest participant. As we are responsible for product fulfillment, we retain the risks and rewards of a principal in the transaction and accordingly record revenue under these arrangements on a gross basis.

As of September 30, 2011, Product Revenues and Costs of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations reflect consolidation of the Empire mining venture and recognition of a noncontrolling interest. ArcelorMittal is a 21 percent partner in the Empire mining venture, resulting in a noncontrolling interest adjustment for ArcelorMittal’s ownership percentage to Net income (loss) attributable to noncontrolling interest on the Statements of Unaudited Condensed Consolidated Operations. As result of ArcelorMittal’s 21 percent ownership in the Empire mining venture, we recognized $157.1 million of related party revenues included in Product Revenue on the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2011. See the Immaterial Errors disclosure above for further details regarding these prospective changes.

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

Since the acquisition date of Consolidated Thompson, Product Revenues and Costs of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations reflect our 100 percent ownership interest in Consolidated Thompson. WISCO is a 25 percent partner in Bloom Lake, resulting in a noncontrolling interest adjustment for WISCO’s ownership percentage to Net income (loss) attributable to noncontrolling interest on the Statements of Unaudited Condensed Consolidated Operations. As WISCO is a 25 percent partner in Bloom Lake and also our customer, we recognized $224.9 million and $313.6 million, respectively, of related party revenues included in Product Revenue on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011, and $68.8 million of related party receivables included in Accounts receivable from associated companies on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011.

Related Party Revenues

Total related party revenues were $837.8 million and $1.7 billion for the three and nine months ended September 30, 2011, respectively. Our joint venture partners are also our customers and account for the total related party revenues. This compares with total related party revenues of $379.4 million and $905.4 million for the three and nine months ended September 30, 2010, respectively.

Retrospective Adjustments

In accordance with the business combination guidance in ASC 805, we retrospectively recorded adjustments to the Wabush purchase price allocation that occurred during the second half of 2010 back to the date of acquisition that occurred during the first quarter of 2010. The adjustments were due to further refinements of the fair values of the assets acquired and liabilities assumed. Additionally, we continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income (loss). Due to these adjustments, the financial statements for the three months ended March 31, 2010 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $22.0 million and a decrease to Net Income Attributable to Cliffs Shareholders of $16.1 million, respectively, on the Statements of Unaudited Condensed Consolidated Operations. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.12 per common share, respectively. As a portion of the total adjustments were recorded during the third quarter of 2010, the financial statements for the nine months ended September 30, 2010 have been retrospectively adjusted, resulting in an increase to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $12.3 million and an increase to Net Income Attributable to Cliffs Shareholders of $8.9 million, respectively, on the Statements of Unaudited Condensed Consolidated Operations from the previously filed information. The adjustments resulted in an increase to basic and diluted earnings per common share of $0.07 per common share, respectively. In addition, Retained Earnings was decreased by $16.1 million and Accumulated other comprehensive income (loss) was increased by $25.3 million, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position as of December 31, 2010 for the effect of these retrospective adjustments. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in order to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in OCI. The update also facilitates the convergence of GAAP and IFRS. The amendment eliminates the presentation options under ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In either presentation option, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and the components of OCI are presented. The amendment does not change the items that must be reported in other comprehensive income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are required to be applied retrospectively. We are currently evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.

In September 2011, the FASB issued amended guidance in order to simplify how entities test goodwill for impairment under ASC 350. The revised guidance provides entities testing goodwill for impairment with the option of performing a qualitative assessment before calculating the fair value of the reporting unit as required in step 1 of the goodwill impairment test. If the qualitative assessment provides the basis that the fair value of the reporting unit is more likely than not less than the carrying amount, then step 1 of the impairment test is required. The amended guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the revised guidance does not amend the requirement to test goodwill for impairment between annual tests if certain events or circumstances warrant that such a test be performed. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact that the adoption of this amendment will have on our annual goodwill impairment test and do not expect that this amendment will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued amended guidance to increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other post retirement benefits. The objective of the amended guidance is to enhance the transparency of disclosures about: (1) the significant multiemployer plans in which an employer participates, including the plan names and identifying numbers; (2) the level of the employer’s participation in those plans; (3) the financial health of the plans; and (4) the nature of the employer’s commitments to the plans. For plans for which additional public information outside of the employer’s financial statements is not available, the amended guidance requires additional disclosures, including: (1) a description of the nature of the plan benefits; (2) a qualitative description of the extent to which the employer could be responsible for the obligation of the plan; and (3) other information to help users understand the financial information about the plan, to the extent available. The new guidance is effective for fiscal years ending after December 15, 2011, and the amendments are required to be applied retrospectively for all prior periods presented. We are currently evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.

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

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Alternative Energies operating segment is comprised primarily of our 95 percent interest in renewaFUEL located in Michigan. As previously discussed, the results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented due to our plans to dispose of the operations. The Ferroalloys operating segment is comprised of our interests in chromite deposits held by Freewest and Spider in Northern Ontario, Canada, and the Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenues from product sales and services:
U.S. Iron Ore	$1,106.7	52%	$741.4	55%	$2,502.0	49%	$1,729.8	53%
Eastern Canadian Iron Ore	517.3	24%	124.4	9%	942.2	18%	308.1	9%
North American Coal	64.0	3%	126.1	9%	388.7	8%	323.4	10%
Asia Pacific Iron Ore	400.1	19%	298.2	22%	1,127.1	22%	767.1	24%
Other	54.7	2%	55.9	5%	171.8	3%	129.5	4%

Total revenues from product sales and services for reportable segments	$2,142.8	100%	$1,346.0	100%	$5,131.8	100%	$3,257.9	100%

Sales margin:
U.S. Iron Ore	$481.3		$264.2		$1,283.7		$545.5
Eastern Canadian Iron Ore	193.0		39.6		296.0		76.3
North American Coal	(42.7)		(17.8)		(60.4)		(5.4)
Asia Pacific Iron Ore	214.6		169.7		615.4		382.5
Other	17.1		21.5		60.2		43.7

Sales margin	863.3		477.2		2,194.9		1,042.6
Other operating expense	(43.0)		(86.8)		(214.2)		(170.9)
Other income (expense)	(54.8)		20.2		(61.8)		39.8

Income from continuing operations before income taxes and equity income (loss) from ventures	$765.5		$410.6		$1,918.9		$911.5

Depreciation, depletion and amortization:
U.S. Iron Ore	$23.0		$17.6		$62.5		$45.1
Eastern Canadian Iron Ore	41.2		10.6		81.1		36.2
North American Coal	19.7		19.6		62.1		42.6
Asia Pacific Iron Ore	25.4		31.0		74.3		97.2
Other	8.4		5.6		22.9		18.4

Total depreciation, depletion and amortization	$117.7		$84.4		$302.9		$239.5

Capital additions (1):
U.S. Iron Ore	$28.5		$32.7		$115.8		$59.9
Eastern Canadian Iron Ore	103.3		4.8		167.5		9.4
North American Coal	60.3		28.1		116.3		42.0
Asia Pacific Iron Ore	57.3		10.4		140.6		30.6
Other	6.5		7.5		13.1		12.3

Total capital additions	$255.9		$83.5		$553.3		$154.2

(1) Includes capital lease additions and non-cash accruals.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2011	December 31, 2010
Segment Assets:
U.S. Iron Ore	$1,772.2	$1,537.1
Eastern Canadian Iron Ore	7,712.6	629.6
North American Coal	1,718.9	1,623.8
Asia Pacific Iron Ore	1,343.1	1,195.3
Other	1,165.6	1,257.8

Total segment assets	13,712.4	6,243.6
Corporate	232.9	1,534.6

Total assets	$13,945.3	$7,778.2

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011 and December 31, 2010:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$1.2	Derivative assets (current)	$2.8	Other current liabilities	$15.9		$-

Total derivatives designated as hedging instruments under ASC 815		$1.2		$2.8		$15.9		$-

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$4.6	Derivative assets (current)	$34.2		$-		$-
	Deposits and miscellaneous	-	Deposits and miscellaneous	2.0		-		-
Customer Supply Agreements	Derivative assets (current)	67.8	Derivative assets (current)	45.6		-		-
Provisional Pricing Arrangements	Accounts Receivable	49.0		-		-		-

Total derivatives not designated as hedging instruments under ASC 815		$121.4		$81.8		$-		$-

Total derivatives		$122.6		$84.6		$15.9		$-

There were no derivative instruments classified as a liability as of December 31, 2010.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Australian Dollar Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales. We use foreign currency exchange forward contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. U.S. currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective October 1, 2010, we elected hedge accounting for certain types of our foreign exchange contracts entered into subsequent to September 30, 2010. These instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested for effectiveness at inception and at least once each reporting period. During the third quarter of 2011, we implemented a global foreign exchange hedging policy to apply to all of our operating segments and our wholly-owned subsidiaries that engage in foreign exchange risk mitigation. The policy allows for no more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, of forecasted net currency exposures that are probable to occur. For our Asia Pacific operations, the forecasted net currency exposures are in relation to anticipated operating costs designated as cash flow hedges on future sales. Previously, our Asia Pacific operations had a policy in place that was specific to local operations and allowed for no more than 75 percent of anticipated operating costs for up to 12 months and no more than 50 percent of operating costs for up to 24 months to be designated as cash flow hedges of future sales. If and when these hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

As of September 30, 2011, we had outstanding foreign currency exchange contracts with a notional amount of $315 million in the form of forward contracts with varying maturity dates ranging from October 2011 to September 2012. This compares with outstanding foreign currency exchange contracts with a notional amount of $70 million as of December 31, 2010.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive income (loss) on the Statements of Unaudited Condensed Consolidated Financial Position. Unrealized losses of $15.2 million and $10.3 million, respectively, were recorded for the three and nine months ended September 30, 2011 related to these hedge contracts, based on the Australian to U.S. dollar spot rate of 0.97 as of September 30, 2011. Any ineffectiveness is recognized immediately in income and as of September 30, 2011, there was no ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive income (loss) are reclassified into earnings in the same period the forecasted transaction affects earnings and are recorded as Product Revenues on the Statements of Unaudited Condensed Consolidated Operations. For the three and nine months ended September 30, 2011, we recorded realized gains of $1.8 million and $4.0 million, respectively. Of the amounts remaining in Accumulated other comprehensive income (loss), we estimate that net losses of $10.3 million will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments on Accumulated other comprehensive income (loss) and the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended September 30,			Three months ended September 30,
	2011	2010		2011	2010
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(15.2)	$-	Product Revenue	$1.5	$-

Total	$(15.2)	$-		$1.5	$-

	Nine months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(10.3)	$-	Product Revenue	$2.5	$-
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	-	-	Product Revenue	0.7	3.2

Total	$(10.3)	$-		$3.2	$3.2

Derivatives Not Designated as Hedging Instruments

Australian Dollar Foreign Exchange Contracts

Effective July 1, 2008, we discontinued hedge accounting for all outstanding foreign currency exchange contracts entered into at the time and continued to hold such instruments as economic hedges to manage currency risk as described above. The notional amount of the outstanding non-designated foreign exchange contracts was $45 million as of September 30, 2011. The contracts are in the form of collar options with varying maturity dates ranging from October 2011 to January 2012. This compares with outstanding non-designated foreign exchange contracts with a notional amount of $230 million as of December 31, 2010.

As a result of discontinuing hedge accounting, the instruments are prospectively marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations. For the three and nine months ended September 30, 2011, the change in fair value of our foreign currency contracts resulted in net losses of $6.2 million and net gains of $7.4 million, respectively, based on the Australian to U.S. dollar spot rate of 0.97 at September 30, 2011. This compares with net gains of $32.5 million and $24.8 million for the three and nine months ended September 30, 2010, respectively, based on the Australian to U.S. dollar spot rate of 0.97 at September 30, 2010. The amounts that were previously recorded as a component of Accumulated other comprehensive income (loss) were all reclassified to earnings as of June 30, 2011, with a corresponding realized gain or loss recognized in the same period the forecasted transaction affected earnings.

Canadian Dollar Foreign Exchange Contracts and Options

On January 11, 2011, we entered into a definitive arrangement agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction, including net debt. We hedged a portion of the purchase price on the open market by entering into foreign currency exchange forward contracts and an option contract with a combined notional amount of C$4.7 billion. The hedge contracts were considered economic hedges which do not qualify for hedge accounting. The forward contracts had various maturity dates and the option contract had a maturity date of April 14, 2011.

During the first half of 2011, swaps were executed in order to extend the maturity dates of certain of the forward contracts through the consummation of the Consolidated Thompson acquisition and the repayment of the Consolidated Thompson convertible debentures. These swaps and the maturity of the forward contracts resulted in net realized gains of $93.1 million recognized through Changes in fair value of foreign currency contracts, net on the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2011.

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

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $53.8 million and $124.9 million, respectively, as Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011, related to the supplemental payments. This compares with Product revenues of $25.1 million and $93.4 million, respectively, for the comparable periods in 2010. Derivative assets, representing the fair value of the pricing factors, were $67.8 million and $45.6 million, respectively, on the September 30, 2011 and December 31, 2010 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. This change has impacted certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year. We have reached final pricing settlement with a majority of our U.S. Iron Ore customers through the third quarter of 2011. However, in some cases we are still in the process of revising the terms of our customer supply agreements to incorporate changes to historical pricing mechanisms. As a result, we have recorded certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers in the first nine months of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. We recognized $193.0 million and $623.5 million, respectively, as an increase in Product revenues on the

Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 under these pricing provisions for certain shipments to our U.S. Iron Ore and Eastern Canadian Iron Ore customers. For the three and nine months ended September 30, 2011, $309.4 million of the revenues were realized due to the pricing settlements that occurred with the majority of our U.S. Iron Ore customers during the third quarter of 2011. This compares with an increase in Product revenues of $229.2 million and $960.7 million, respectively, for the three and nine months ended September 30, 2010 related to estimated forward price settlements for shipments to our Asia Pacific Iron Ore, U.S. Iron Ore and Eastern Canadian Iron Ore customers until prices actually settled. For the three and nine months ended September 30, 2010, $455.7 million of the revenues were realized due to pricing settlements.

As of September 30, 2011, we have derivatives of $49.0 million classified as Accounts receivable on the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we have provisionally agreed upon with certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customers until a final price settlement is reached. It also represents the amount we have invoiced for shipments made to such customers and expect to collect in cash in the short-term to fund operations. As the amounts provisionally agreed upon with such customers are in line with our estimated forward settlement of the provisional prices, no incremental amounts were recorded as current Derivative assets on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. In 2010, the derivative instrument was settled in the fourth quarter upon the settlement of pricing provisions with some of our U.S. Iron Ore customers and therefore is not reflected in the Statements of Unaudited Condensed Consolidated Financial Position at December 31, 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments, on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and 2010:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Foreign Exchange Contracts	Product Revenues	$-	$3.3	$1.0	$8.8
Foreign Exchange Contracts	Other Income (Expense)	(6.2)	32.5	100.5	24.8
Customer Supply Agreements	Product Revenues	53.8	25.1	124.9	93.4
Provisional Pricing Arrangements	Product Revenues	193.0	229.2	623.5	960.7

Total		$240.6	$290.1	$849.9	$1,087.7

Refer to NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 – INVENTORIES

The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011 and December 31, 2010:

	(In Millions)
	September 30, 2011			December 31, 2010
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$235.4	$21.5	$256.9	$101.1	$9.7	$110.8
Eastern Canadian Iron Ore	101.1	28.8	129.9	43.5	21.2	64.7
North American Coal	7.1	65.9	73.0	16.1	19.8	35.9
Asia Pacific Iron Ore	37.5	14.0	51.5	34.7	20.4	55.1
Other	14.6	2.3	16.9	2.6	0.1	2.7

Total	$395.7	$132.5	$528.2	$198.0	$71.2	$269.2

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

In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income (loss). Based on this process the acquisition date fair value of the previous equity interest was adjusted to $38.0 million. The changes required to finalize the U.S. and Canadian deferred tax valuations and to incorporate additional information on assumed asset retirement obligations offset to a net decrease of $1.7 million in the fair value of the equity interest from the initial purchase price allocation. Thus, the gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income (loss) of $20.3 million, was adjusted to $25.0 million as of December 31, 2010.

Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we have retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill and Gain on acquisition of controlling interests, made during the second half of 2010, back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2010 and have been excluded from the three months ended September 30, 2010. We finalized the purchase price allocation for the acquisition of Wabush during the fourth quarter of 2010.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base-metal properties in Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario, Canada, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that could form the foundation of North America’s only ferrochrome production operation. Assuming favorable results from pre-feasibility and feasibility studies and receipt of all applicable approvals, the planned mine is expected to allow us to produce 600 thousand metric tons of ferrochrome and to produce one million metric tons of chromite concentrate annually. Total purchase consideration for the remaining interest in Freewest was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition date fair value of the consideration transferred was determined based upon the closing market price of our common shares on the acquisition date.

Prior to the acquisition date, we accounted for our 12.4 percent interest in Freewest as an available-for-sale equity security. The acquisition date fair value of the previous equity interest was $27.4 million, which was determined based upon the closing market price of the 29 million previously owned shares on the acquisition date. We recognized a gain of $13.6 million in the first quarter of 2010 as a result of remeasuring our ownership interest in Freewest held prior to the business acquisition. The gain is included in Gain on acquisition of controlling interests in the Statements of Consolidated Operations for the nine months ended September 30, 2010.

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

Spider

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. As of June 30, 2010, we held 27.4 million shares of Spider, representing approximately four percent of its issued and outstanding shares. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived, and we consequently acquired all of the common shares that were validly tendered as of that date. When combined with our prior ownership interest, the additional shares acquired increased our ownership percentage to 52 percent on the date of acquisition, representing a majority of the common shares outstanding on a fully-diluted basis. Our 52 percent ownership of Spider was included in the consolidated financial statements since the July 6, 2010 acquisition date, and Spider was included as a component of our Ferroalloys operating segment. The acquisition date fair value of the consideration transferred totaled a cash purchase price of $56.9 million. Subsequent to the acquisition date, we extended the cash offer to permit additional shares to be tendered and taken up, thereby increasing our ownership percentage in Spider to 85 percent as of July 26, 2010. Effective October 6, 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, bringing our ownership percentage to 100 percent as of December 31, 2010. As noted above, through our acquisition of Freewest during the first quarter of 2010, we acquired an interest in the Ring of Fire properties in Northern Ontario, which comprise three premier chromite deposits. The Spider acquisition allowed us to obtain majority ownership of the “Big Daddy” chromite deposit, based on Spider’s ownership percentage in this deposit of 26.5 percent at the time of the closing of the acquisition.

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

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$757.0	$757.0	$-
Working capital adjustments	17.5	18.9	1.4

Fair value of total consideration transferred	$774.5	$775.9	$1.4

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Product inventories	$20.0	$20.0	$-
Other current assets	11.8	11.8	-
Land and mineral rights	640.3	639.3	(1.0)
Plant and equipment	111.1	112.3	1.2
Deferred taxes	16.5	15.9	(0.6)
Intangible assets	7.5	7.5	-
Other non-current assets	0.8	0.8	-

Total identifiable assets acquired	808.0	807.6	(0.4)
LIABILITIES:
Current liabilities	(22.8)	(24.1)	(1.3)
Mine closure obligations	(2.8)	(2.8)	-
Below-market sales contracts	(32.6)	(32.6)	-

Total identifiable liabilities assumed	(58.2)	(59.5)	(1.3)

Total identifiable net assets acquired	749.8	748.1	(1.7)
Goodwill	24.7	27.8	3.1

Total net assets acquired	$774.5	$775.9	$1.4

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

Consolidated Thompson

On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt, pursuant to the terms of the definitive arrangement agreement dated as of January 11, 2011. Upon the acquisition: (a) each outstanding Consolidated Thompson common share was acquired for a cash payment of C$17.25; (b) each outstanding option and warrant that was “in the money” was acquired for cancellation for a cash payment of C$17.25 less the exercise price per underlying Consolidated Thompson common share; (c) each outstanding performance share unit was acquired for cancellation for a cash payment of C$17.25; (d) all outstanding Quinto Mining Corporation rights to acquire common shares of Consolidated Thompson were acquired for cancellation for a cash payment of C$17.25 per underlying Consolidated Thompson common share; and (e) certain Consolidated Thompson management contracts were eliminated that contained certain change of control provisions for contingent payments upon termination. The acquisition date fair value of the consideration transferred totaled $4.6 billion. Our full ownership of Consolidated Thompson has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our Eastern Canadian Iron Ore segment.

The acquisition of Consolidated Thompson reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces iron ore concentrate of high-quality. WISCO is a 25 percent partner in Bloom Lake. Bloom Lake is currently ramping up towards an initial production rate of 8.0 million metric tons of iron ore concentrate per year. During the second quarter of 2011, additional capital investments were approved in order to increase the initial production rate to 16.0 million metric tons of iron ore concentrate per year. We also own two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition is also expected to further diversify our existing customer base.

The following table summarizes the consideration paid for Consolidated Thompson and the estimated fair values of the assets and liabilities assumed at the acquisition date. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, tangible assets, deferred taxes and goodwill, and the final allocation will be made when completed. We expect to finalize the purchase price allocation for the acquisition of Consolidated Thompson early in 2012. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

	(In Millions)
	Initial Allocation	Revised Allocation	Change
Consideration
Cash	$4,554.0	$4,554.0	$-

Fair value of total consideration transferred	$4,554.0	$4,554.0	$-

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$130.6	$130.6	$-
Accounts receivable	102.8	102.8	-
Product inventories	134.2	134.2	-
Other current assets	35.1	35.0	(0.1)
Mineral rights	4,450.0	4,450.0	-
Property, plant and equipment	1,193.4	1,193.4	-
Intangible assets	2.1	2.1	-

Total identifiable assets acquired	6,048.2	6,048.1	(0.1)
LIABILITIES:
Accounts payable	(13.6)	(13.6)	-
Accrued liabilities	(130.0)	(123.6)	6.4
Convertible debentures	(335.7)	(335.7)	-
Other current liabilities	(41.8)	(41.8)	-
Long-term deferred tax liabilities	(831.5)	(856.7)	(25.2)
Wabush Easement	(11.1)	(11.2)	(0.1)
Senior secured notes	(125.0)	(125.0)	-
Capital lease obligations	(70.7)	(70.7)	-
Other long-term liabilities	(14.0)	(14.0)	-

Total identifiable liabilities assumed	(1,573.4)	(1,592.3)	(18.9)

Total identifiable net assets acquired	4,474.8	4,455.8	(19.0)
Noncontrolling interest in Bloom Lake	(947.6)	(947.6)	-
Preliminary goodwill	1,026.8	1,045.8	19.0

Total net assets acquired	$4,554.0	$4,554.0	$-

Our fair value estimates were updated during the third quarter of 2011 from the initial allocation performed in the second quarter of 2011 in order to reflect adjustments made to the deferred tax liability recorded as of the acquisition date. These adjustments were due to updates to the tax basis of acquired inventories, mineral reserve step-up, and federal and provincial net operating loss carryforwards. There were no other material changes to our purchase allocation during the third quarter of 2011.

The fair value of the noncontrolling interest in the assets acquired and liabilities assumed of Bloom Lake has been proportionately allocated, based upon WISCO’s 25 percent interest in Bloom Lake. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect the noncontrolling interest discount.

The $1.0 billion of preliminary goodwill resulting from the acquisition has been assigned to our Eastern Canadian Iron Ore business segment. The preliminary goodwill recognized is primarily attributable to the proximity to our existing Canadian operations, which will allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the preliminary goodwill is expected to be deductible for income tax purposes. Refer to NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Acquisition related costs in the amount of $2.1 million and $25.0 million, respectively, have been charged directly to operations and are included within Consolidated Thompson acquisition costs on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. In addition, we recognized $16.3 million of deferred debt issuance costs, net of accumulated amortization of $0.7 million, associated with issuing and registering the debt required to fund the acquisition as of September 30, 2011. Of these costs, $1.7 million and $14.6 million, respectively, have been recorded in Other current assets and Other non-current assets on the September 30, 2011

Statements of Unaudited Condensed Consolidated Financial Position. Upon the termination of the bridge credit facility that we entered into to provide a portion of the financing for Consolidated Thompson, $38.3 million of related debt issuance costs were recognized in Interest expense on the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2011.

The Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 include incremental revenue of $285.2 million and $431.0 million, respectively, and operating income of $167.8 million and $160.6 million, respectively, related to the acquisition of Consolidated Thompson since the date of acquisition. Operating income during the period includes the impact of expensing an additional $11.2 million and $59.8 million, respectively, of stepped-up value of inventory and reserves due to purchase accounting through Cost of goods sold and operating expenses for the three and nine months ended September 30, 2011.

The following unaudited consolidated pro forma information summarizes the results of operations for the three and nine months ended September 30, 2011 and 2010, as if the Consolidated Thompson acquisition and the related financing had been completed as of January 1, 2010. The pro forma information gives effect to actual operating results prior to the acquisition. The unaudited consolidated pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition of Consolidated Thompson had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except Per Common Share)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues from product sales and services	$2,142.8	$1,487.5	$5,340.2	$3,435.2
Net income attributable to Cliffs shareholders	$595.6	$315.2	$1,426.2	$515.5
Earnings per common share attributable to Cliffs shareholders - Basic	$4.13	$2.33	$10.22	$3.81
Earnings per common share attributable to Cliffs shareholders - Diluted	$4.11	$2.31	$10.16	$3.79

The pro forma net income attributable to Cliffs shareholders was adjusted to exclude $2.1 million and $69.2 million, respectively, of Cliffs and Consolidated Thompson acquisition related costs and $11.2 million and $59.8 million, respectively, of non-recurring inventory purchase accounting adjustments incurred during the three and nine months ended September 30, 2011. The pro forma net income attributable to Cliffs shareholders for the nine months ended September 30, 2010 was adjusted to include the $59.8 million of non-recurring inventory purchase accounting adjustments.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by reporting unit for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	(In Millions)
	September 30, 2011						December 31, 2010 (1)
	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total
Beginning Balance	$ 2.0	$ 3.1	$ 27.9	$ 82.6	$ 80.9	$ 196.5	$ 2.0	$ -	$ -	$ 72.6	$ -	$ 74.6
Arising in business combinations	-	1,045.8	-	-	-	1,045.8	-	3.1	27.9	-	80.9	111.9
Impact of foreign currency translation	-	-	-	(4.1)	-	(4.1)	-	-	-	10.0	-	10.0
Other	-	(0.4)	(0.1)	-	-	(0.5)	-	-	-	-	-	-

Ending Balance	$ 2.0	$ 1,048.5	$ 27.8	$ 78.5	$ 80.9	$ 1,237.7	$ 2.0	$ 3.1	$ 27.9	$ 82.6	$ 80.9	$ 196.5

(1) Represents a 12-month rollforward of our goodwill by reportable unit at December 31, 2010.

The increase in the balance of Goodwill as of September 30, 2011 is due to the assignment of $1.0 billion to Goodwill in the first nine months of 2011 based on the preliminary purchase price allocation for the acquisition of Consolidated Thompson. The balance of $1.2 billion and $196.5 million at September 30, 2011 and December 31, 2010, respectively, is presented as Goodwill on the Statements of Unaudited Condensed Consolidated Financial Position. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of September 30, 2011 and December 31, 2010:

		September 30, 2011			December 31, 2010
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$131.4	$(20.8)	$110.6	$132.4	$(16.3)	$116.1
Utility contracts	Intangible assets, net	54.7	(18.6)	36.1	54.7	(10.2)	44.5
Easements (1)	Intangible assets, net	-	-	-	11.7	(0.4)	11.3
Leases	Intangible assets, net	5.5	(2.9)	2.6	5.2	(2.9)	2.3
Unpatented technology (2)	Intangible assets, net	-	-	-	4.0	(2.4)	1.6

Total intangible assets		$191.6	$(42.3)	$149.3	$208.0	$(32.2)	$175.8

Below-market sales contracts	Other current liabilities	$(77.0)	$24.3	$(52.7)	$(77.0)	$19.9	$(57.1)
Below-market sales contracts	Below-Market Sales Contracts	(252.3)	123.9	(128.4)	(252.3)	87.9	(164.4)

Total below-market sales contracts		$(329.3)	$148.2	$(181.1)	$(329.3)	$107.8	$(221.5)

(1)	Upon the acquistion of Consolidated Thompson this intangible asset is now eliminated through intercompany eliminations. The easement agreement is between Wabush and Consolidated Thompson.

(2)	Upon recording the renewaFUEL operations as discontinued operations, this intangible asset was written down in the resulting impairment charge recorded during the third quarter of 2011.

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Easements	30
Leases	1.5 - 4.5

Amortization expense relating to intangible assets was $3.3 million and $12.5 million, respectively, for the three and nine months ended September 30, 2011, and is recognized in Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $5.6 million and $13.5 million, respectively, for the comparable periods in 2010. The estimated amortization expense relating to intangible assets for the remainder of 2011 and each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2011 (remaining three months)	$4.5
2012	18.0
2013	17.9
2014	17.9
2015	6.0
2016	6.0

Total	$70.3

The below-market sales contracts are classified as a liability and recognized over the remaining terms of the underlying contracts, which range from 3.5 to 8.5 years. For the three and nine months ended September 30, 2011, we recognized $16.7 million and $40.4 million, respectively, in Product revenues related to the below-market sales contracts, compared with $22.9 million and $34.7 million, respectively, for the three and nine months ended September 30, 2010. The following amounts will be recognized in earnings for the remainder of 2011 and each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2011 (remaining three months)	$17.9
2012	48.8
2013	45.3
2014	23.0
2015	23.0
2016	23.1

Total	$181.1

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at September 30, 2011 and December 31, 2010:

	(In Millions)
	September 30, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$368.6	$-		$-	$368.6
Derivative assets	-	49.0	(1)	67.8	116.8
International marketable securities	28.4	-		-	28.4
Foreign exchange contracts	-	5.8		-	5.8

Total	$397.0	$54.8		$67.8	$519.6

Liabilities:
Foreign exchange contracts	$-	$15.9		$-	$15.9

Total	$-	$15.9		$-	$15.9

(1)

Derivative assets includes $49.0 million classifed as Accounts receivable on the Statement of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

We had no financial instruments measured at fair value that were in a liability position at December 31, 2010.

Financial assets classified in Level 1 at September 30, 2011 and December 31, 2010 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At September 30, 2011 and December 31, 2010, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk, and liquidity risks associated with current market conditions.

The Level 2 derivative assets at September 30, 2011 also consist of freestanding derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. During the third quarter of 2011, we reached final pricing settlement with a majority of our U.S. Iron Ore customers. However, in some cases we are still in the process of revising the terms of our customer supply agreements to incorporate changes to historical pricing mechanisms and as a result, we have recorded certain shipments made during the first nine months of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period. During the second quarter of 2011 and the third quarter of 2010, we revised the inputs used to determine the fair value of these derivatives to include 2011 published pricing indices and settlements realized by other companies in the industry. Prior to this change, the fair value was primarily determined based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2011. Based on these changes to the determination of the fair value, we transferred $20 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy during the second quarter of 2011. A similar revision to the inputs used to determine the fair value of these derivatives was made during the third quarter of 2010, and based on the changes we transferred $161.8 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy at that time. The derivative instrument was settled in the fourth quarter of 2010, upon settlement of the pricing provisions with some of our U.S. Iron Ore and Eastern Canadian Iron Ore customers, and is therefore not reflected in the Statement of Consolidated Financial Position at December 31, 2010. The fair value of our derivatives is determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk.

The derivative financial assets classified within Level 3 at September 30, 2011 and December 31, 2010 include a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets or liabilities measured at fair value on a non-recurring basis at September 30, 2011 or December 31, 2010.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of September 30, 2011. As noted above, there was a transfer from Level 3 to Level 2 during the second quarter of 2011 and the third quarter of 2010, as reflected in the table below. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010.

	(In Millions)
	Derivative Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$64.0	$238.9	$45.6	$63.2
Total gains
Included in earnings	53.8	25.1	144.9	824.9
Included in other comprehensive income	-	-	-	-
Settlements	(50.0)	(56.4)	(102.7)	(680.5)
Transfers out of Level 3	-	(161.8)	(20.0)	(161.8)

Ending balance - September 30	$67.8	$45.8	$67.8	$45.8

Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$53.8	$25.1	$144.9	$93.4

Gains and losses included in earnings are reported in Product revenues on the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and 2010.

The carrying amount and fair value of our long-term receivables and long-term debt at September 30, 2011 and December 31, 2010 were as follows:

	(In Millions)
	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$20.5	$22.3	$19.5
ArcelorMittal USA - Ispat receivable	28.1	32.7	32.8	38.9
Other	8.8	8.8	8.1	8.1

Total long-term receivables (1)	$59.2	$62.0	$63.2	$66.5

Long-term debt:
Term loan - $1.25 billion	$922.1	$922.1	$-	$-
Senior notes - $700 million	699.3	705.7	-	-
Senior notes - $1.3 billion	1,289.1	1,382.8	990.3	972.5
Senior notes - $400 million	398.0	439.7	397.8	422.8
Senior notes - $325 million	325.0	351.7	325.0	355.6
Revolving loan	250.0	250.0	-	-
Customer borrowings	5.1	5.1	4.0	4.0

Total long-term debt	$3,888.6	$4,057.1	$1,717.1	$1,754.9

(1) Includes current portion.

The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly, and payments began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of September 30, 2011, we have a receivable of $22.3 million recorded in Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. This compares with a receivable of $22.3 million recorded as of December 31, 2010. The fair value of the receivable of $20.5 million and $19.5 million at September 30, 2011 and December 31, 2010, respectively, is based on a discount rate of 4.7 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120 million, recorded at a present value of $28.1 million and $32.8 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the receivable of $32.7 million and $38.9 million at September 30, 2011 and December 31, 2010, respectively, is based on a discount rate of 3.1 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest debt and approximate fair value. See NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

NOTE 8 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of September 30, 2011 and December 31, 2010:

($ in Millions)
September 30, 2011
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount		Total Long-term Debt
$1.25 Billion Term Loan	Variable	1.73%	2016	$984.4	(6)	$922.1	(6)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.3	(5)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.0	(4)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.1	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.0	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.84%	2016	1,750.0		250.0	(1)

Total				$5,459.4		$3,883.5

December 31, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	$500.0	$499.0	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0	397.8	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility:
Revolving Loan	Variable	0.0%	2012	600.0	-	(1)

Total				$2,325.0	$1,713.1

(1) As of September 30, 2011 and December 31, 2010, $250 million and no revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $23.5 million and $64.7 million, respectively, thereby reducing available borrowing capacity to $1,476.5 million and $535.3 million, respectively.

(2) As of September 30, 2011 and December 31, 2010, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $2.0 million and $2.2 million, respectively, based on an imputed interest rate of 5.98 percent.

(3) As of September 30, 2011 and December 31, 2010, the $800 million and $500 million 6.25 percent senior notes were recorded at par values of $800 million and $500 million, respectively, less unamortized discounts of $9.9 million and $8.7 million, respectively, based on an imputed interest rate of 6.38 percent.

(4) As of September 30, 2011 and December 31, 2010, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $1.0 million and $1.0 million, respectively, based on an imputed interest rate of 4.83 percent.

(5) As of September 30, 2011, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.7 million, based on an imputed interest rate of 4.89 percent.

(6) As of September 30, 2011, $265.6 million had been paid down on the orgininal $1.25 billion term loan and of the remaining term loan $62.3 million was classified as Current portion of term loan. The current classification is based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

The terms of the private placement senior notes and the credit facilities each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of September 30, 2011 and December 31, 2010, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facilities. The terms of the senior notes due in 2020, 2021 and 2040 contain certain customary covenants; however, there are no financial covenants.

Credit Facility

On August 11, 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement with a syndicate of financial institutions in order to amend the terms of our existing $600 million multicurrency credit agreement. The credit agreement provides for, among other things, a $1.75 billion revolving credit facility and allows for the designation of certain foreign subsidiaries as borrowers under the agreement, if certain conditions are satisfied. Borrowings under the credit agreement bear interest at a floating rate based upon a base rate or the LIBOR rate plus a margin based upon our leverage ratio. Certain of our material domestic subsidiaries have guaranteed our obligations and the obligations of other borrowers under the credit agreement.

Proceeds from the credit agreement will be used to refinance existing indebtedness, to finance general working capital needs and for other general corporate purposes, including the funding of acquisitions. We have the ability to request an increase in available revolving credit borrowings under the credit agreement by an additional amount of up to $250 million by obtaining the agreement of the existing financial institutions to increase their lending commitments or by adding additional lenders.

As a condition of the credit agreement terms, $250 million was drawn against the revolving credit facility on August 11, 2011, in order to pay down a portion of the term loan. The $250 million payment was in addition to the scheduled August principal payment of $15.6 million, reducing the total outstanding amount to $984.4 million, of which $922.1 million is characterized as long-term debt as of September 30, 2011.

The credit agreement also provides for more flexible financial covenants and debt restrictions through the amendment of certain customary covenants, including the modification of the financial covenant that is based on our debt to earnings ratio. The amended debt to earnings ratio of Total Funded Debt to EBITDA, as those terms are defined in the agreement, as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270 million private placement senior notes due 2013.

$1 Billion Senior Notes Offering

On March 23, 2011 and April 1, 2011, respectively, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $700 million aggregate principal amount at 4.875 percent senior notes due April 1, 2021, and an additional issuance of $300 million aggregate principal amount of our 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount was previously issued during September 2010. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on October 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. The net proceeds from the senior notes offering were used to fund a portion of the acquisition of Consolidated Thompson and to pay the related fees and expenses.

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

In addition, if a change of control triggering event occurs with respect to the senior notes, as defined in the agreement, we will be required to offer to purchase the notes of the applicable series at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Term Loan

On March 4, 2011, we also entered into an unsecured term loan agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The term loan agreement provided for a $1,250 million term loan. The term loan has a maturity date of five years from the date of funding and requires principal payments on each three-month anniversary of the date following the funding. On May 10, 2011, we borrowed $1,250 million under the term credit facility to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. Effective August 11, 2011, we amended the unsecured term loan agreement to modify certain definitions, representations and warranties and covenants, including the financial covenants to conform to certain provisions under the amended and restated multicurrency credit agreement. In addition, a portion of the $1,750 million revolving credit facility, provided for under the amended and restated agreement, was used to repay $250 million of the outstanding term loan, as discussed above. Borrowings under the term loan bear interest at a floating rate based upon a base rate or the LIBOR rate plus a margin depending on the leverage ratio.

Short-term Facilities

On March 31, 2010, Asia Pacific Iron Ore entered into a A$40 million ($38.7 million) bank contingent instrument facility and cash advance facility to replace the then existing A$40 million multi-option facility, which was extended through June 30, 2011 and subsequently renewed until June 30, 2012. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of September 30, 2011, the outstanding bank guarantees under this facility totaled A$24.4 million ($23.6 million), thereby reducing borrowing capacity to A$15.6 million ($15.1 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of September 30, 2011, we were in compliance with these financial covenants.

Consolidated Thompson Senior Secured Notes

The Consolidated Thompson senior secured notes were included among the liabilities assumed in the acquisition of Consolidated Thompson. On April 13, 2011, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125 million, including accrued and unpaid interest. The senior secured notes had a face amount of $100 million, a stated interest rate of 8.5 percent and were scheduled to mature in 2017. The transaction was initially recorded as an investment in Consolidated Thompson senior secured notes during the second quarter of 2011; however, upon the completion of the acquisition of Consolidated Thompson, and consolidation into our financial statements the Consolidated Thompson senior secured notes and our investment in the notes were eliminated as intercompany transactions. During August 2011, Consolidated Thompson, our wholly-owned subsidiary, provided for the redemption and release of the Consolidated Thompson senior secured notes, resulting in the cancellation of the notes. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Consolidated Thompson Convertible Debentures

Included among the liabilities assumed in the acquisition of Consolidated Thompson were the Consolidated Thompson convertible debentures that as a result of the acquisition were able to be converted by their holders into cash in accordance with the cash change of control provision of the convertible debenture indenture. The convertible debentures allowed the debenture holders to convert at a premium conversion ratio beginning on the 10th trading day prior to the closing of the acquisition and ending on the 30th day subsequent to the mailing of an offer to purchase the convertible debentures, which was the cash change of control conversion period as defined by the convertible debenture indenture. On May 12, 2011, following the closing of the acquisition, Consolidated Thompson commenced the offer to purchase all of the outstanding convertible debentures in accordance with its obligations under the convertible debenture indenture by mailing to the debenture holders such offer to purchase. Additionally, on May 13, 2011, Consolidated Thompson gave notice that it was exercising its right to redeem any convertible debentures that remained outstanding on June 13, 2011, after giving effect to any conversions that occurred during the cash change of control conversion period. As previously disclosed, Consolidated Thompson received sufficient consents from the debenture holders, pursuant to a consent solicitation, to amend the convertible debenture indenture to give Consolidated Thompson such a redemption right. As a result of these events, no convertible debentures remain outstanding. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Letters of Credit

In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson and Bloom Lake general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush obligations. As of September 30, 2011, these letter of credit obligations totaled $98.2 million. All of these standby letters of credit are outside of the letters of credit provided for under the revolving credit facility.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at September 30, 2011, total approximately $13 million in 2011, $75 million in 2012, $370 million in 2013, $125 million in 2014, $429 million in 2015, $549 million in 2016 and $2.4 billion thereafter.

Refer to NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 9 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $4.2 million and $17.9 million, respectively, for the three and nine months ended September 30, 2011, compared with $6.2 million and $18.1 million, respectively, for the same periods in 2010.

Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2011 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2011 (October 1 - December 31)	$16.8		$7.7
2012	62.6		21.2
2013	55.0		20.8
2014	50.0		16.0
2015	38.8		9.1
2016 and thereafter	99.0		25.0

Total minimum lease payments	322.2		$99.8

Amounts representing interest	68.6

Present value of net minimum lease payments	$253.6	(1)

(1)    The total is comprised of $47.8 million and $205.8 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2011.

NOTE 10 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $225.2 million and $199.1 million at September 30, 2011 and December 31, 2010, respectively. The following is a summary of the obligations as of September 30, 2011 and December 31, 2010:

	(In Millions)
	September 30, 2011	December 31, 2010
Environmental	$15.0	$13.7
Mine closure
LTVSMC	17.9	17.1
Operating mines:
U.S. Iron Ore	67.5	62.7
Eastern Canadian Iron Ore	67.8	49.3
North American Coal	35.6	34.7
Asia Pacific Iron Ore	15.2	15.4
Other	6.2	6.2

Total mine closure	210.2	185.4

Total environmental and mine closure obligations	225.2	199.1
Less current portion	14.7	14.2

Long-term environmental and mine closure obligations	$210.5	$184.9

Mine Closure

Our mine closure obligations are for our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	(In Millions)
	September 30, 2011	December 31, 2010(1)
Asset retirement obligation at beginning of period	$168.3	$103.9
Accretion expense	11.8	13.1
Exchange rate changes	(1.1)	2.5
Revision in estimated cash flows	-	1.0
Payments	(0.7)	(8.4)
Acquired through business combinations	14.0	56.2

Asset retirement obligation at end of period	$192.3	$168.3

(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2010.

NOTE 11 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2011 and 2010:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$6.6	$3.5	$17.6	$12.5
Interest cost	12.5	12.7	38.3	38.3
Expected return on plan assets	(16.3)	(13.2)	(45.5)	(39.3)
Amortization:
Prior service costs	1.1	1.0	3.3	3.1
Net actuarial losses	4.7	5.1	14.7	17.0

Net periodic benefit cost	$8.6	$9.1	$28.4	$31.6

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$3.6	$2.2	$8.3	$5.4
Interest cost	5.5	5.4	16.7	16.1
Expected return on plan assets	(4.1)	(3.2)	(12.1)	(9.7)
Amortization:
Prior service costs	2.0	0.4	2.8	1.3
Net actuarial losses	0.8	3.1	6.6	6.5

Net periodic benefit cost	$7.8	$7.9	$22.3	$19.6

We made pension contributions of $55.4 million and $36.1 million for the nine months ended September 30, 2011 and 2010, respectively. OPEB contributions were $21.9 million and $17.4 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 12 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 8, 2011, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder approved ICE Plan for the 2011 to 2013 performance period. A total of 256,100 shares were granted under the award, consisting of 188,480 performance shares and 67,620 restricted share units.

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

Upon the occurrence of a change in control, as defined in the agreement, all performance shares and restricted share units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

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

NOTE 13 – INCOME TAXES

Our tax provision for the three and nine months ended September 30, 2011 was $17.8 million and $312.3 million, respectively. Our tax provision for the same periods ended September 30, 2010 was $116.1 million and $282.5 million, respectively. The effective tax rate for the first nine months of 2011 is approximately 16.2 percent, while the effective tax rate for the first nine months of 2010 was 31 percent. The difference in the effective rate from the prior year is primarily due to the impact of the 2010 tax law change that occurred in 2010, the impact of higher pre-tax book income in 2011 over 2010 with similar book to tax differences, and the remeasurement of foreign deferred tax liabilities and assets for which the functional currency is the U.S. dollar. Additionally, the effective tax rate decreased as a result of the recognition of uncertain tax positions due to audit closures and statute expiration. Our 2011 estimated annual effective tax rate before discrete items is approximately 22.7 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax, non-taxable hedging income, non-taxable income related to noncontrolling interests in partnerships and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

As of September 30, 2011, our valuation allowance against certain deferred tax assets increased by $25.9 million from December 31, 2010. This increase primarily relates to ordinary losses of certain foreign operations for which future utilization is currently uncertain.

As of September 30, 2011, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

As of January 1, 2011, we had $79.8 million of unrecognized tax benefits recorded in Other liabilities on the Statements of Consolidated Financial Position. During the third quarter of 2011, we recognized a tax benefit for the reduction in the amount of unrecognized tax benefits to reflect the closure of the U.S. federal audit for the years 2007 and 2008. Additionally, we recognized a tax benefit for previously recorded uncertain tax positions to reflect the expiration of the statute of limitations in a foreign jurisdiction. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

Tax years that remain subject to examination are years 2009 and forward for the United States, 1993 and forward for Canada, and 2007 and forward for Australia.

NOTE 14 – CAPITAL STOCK

Share Repurchase Plan

On August 15, 2011, our Board of Directors approved a new share repurchase plan that authorizes us to purchase up to four million of our outstanding common shares. The new share repurchase plan replaces the previously existing share repurchase plan and allows for the purchase of common shares from time to time in open market purchases or privately negotiated transactions. During the third quarter, the number of common shares purchased was approximately three million shares at a cost of approximately $222 million, or an average price of approximately $74 per share. As of September 30, 2011, there were approximately one million shares yet to be repurchased. The new share repurchase plan expires on December 31, 2012.

Public Offering

On June 13, 2011, we completed a public offering of our common shares. The total number of shares sold was 10.35 million, comprised of the 9.0 million share offering and the exercise of an underwriters’ over-allotment option to purchase an additional 1.35 million shares. The offering resulted in an increase in the number of our common shares issued and outstanding as of September 30, 2011. We received net proceeds of approximately $853.7 million at a closing price of $85.63 per share.

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010, and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010, and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011 to shareholders on record as of the close of business on August 15, 2011.

Amendment to the Second Amended Articles of Incorporation

On May 25, 2011, our shareholders approved an amendment to our Second Amended Articles of Incorporation to increase the number of authorized Common Shares from 224,000,000 to 400,000,000, which resulted in an increase in the total number of authorized shares from 231,000,000 to 407,000,000. The total number of authorized shares includes 3,000,000 and 4,000,000 shares, respectively, of Class A and Class B preferred stock, none of which are issued and outstanding.

NOTE 15 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in shareholders’ equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden, Empire and renewaFUEL, of which Cliffs owns 75 percent, 85 percent, 79 percent and 95 percent, respectively, for the nine months ended September 30, 2011.

	(In Millions)
	Cliffs Shareholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2010	$3,845.9	$(7.2)	$3,838.7
Comprehensive income
Net income	1,420.6	170.1	1,590.7
Other comprehensive income	(105.2)	0.5	(104.7)

Total comprehensive income	1,315.4	170.6	1,486.0
Share buyback	(221.9)	-	(221.9)
Equity offering	853.7	-	853.7
Purchase of additional noncontrolling interest	0.3	-	0.3
Stock and other incentive plans	8.8	-	8.8
Common stock dividends	(78.8)	-	(78.8)
Purchase of subsidiary shares from noncontrolling interest	-	4.5	4.5
Undistributed gains to noncontrolling interest	-	12.6	12.6
Capital contribution by noncontrolling interest to subsidiary	-	0.3	0.3
Acquisition of controlling interest	-	947.6	947.6

September 30, 2011	$5,723.4	$1,128.4	$6,851.8

The following are the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Cliffs shareholders	$589.5	$297.4	$1,420.6	$635.4
Other comprehensive income (loss):
Unrealized net loss on marketable securities - net of tax	(11.6)	14.5	(30.8)	0.3
Foreign currency translation	(132.2)	145.8	(74.8)	101.5
Amortization of net periodic benefit cost - net of tax	5.3	(0.5)	13.9	42.5
Reclassification of net gains on derivative financial instruments into net income	(1.5)	-	(3.2)	(3.2)
Unrealized loss on derivative financial instruments	(15.2)	-	(10.3)	-

Total other comprehensive income (loss)	(155.2)	159.8	(105.2)	141.1

Total comprehensive income	$434.3	$457.2	$1,315.4	$776.5

NOTE 16 – EARNINGS PER SHARE

A summary of the calculation of earnings per common share on a basic and diluted basis follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income from continuing operations attributable to Cliffs shareholders	$607.0	$298.1	$1,439.3	$637.4
Loss from discontinued operations	(17.5)	(0.7)	(18.7)	(2.0)

Net income attributable to Cliffs shareholders	$589.5	$297.4	$1,420.6	$635.4
Weighted average number of shares:
Basic	144.2	135.3	139.5	135.3
Employee stock plans	0.8	0.9	0.8	0.8

Diluted	145.0	136.2	140.3	136.1

Earnings per common share attributable to Cliffs shareholders - Basic:
Continuing operations	$4.21	$2.20	$10.31	$4.71
Discontinued operations	(0.12)	-	(0.13)	(0.01)

	$4.09	$2.20	$10.18	$4.70

Earnings per common share attributable to Cliffs shareholders - Diluted:
Continuing operations	$4.19	$2.19	$10.25	$4.68
Discontinued operations	(0.12)	(0.01)	(0.13)	(0.01)

	$4.07	$2.18	$10.12	$4.67

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In May 2011, we incurred capital commitments related to the expansion of our Bloom Lake mine. As of September 30, 2011, the project has been approved for capital investments of approximately $615 million, of which $206 million has been committed. The expansion is part of ramping up production capacity by 8.0 million metric tons of iron ore concentrate per year. As of September 30, 2011, capital expenditures related to this commitment were approximately $65 million. Of the committed capital, expenditures of approximately $73 million and $68 million are expected to be made during the remainder of 2011 and 2012, respectively.

As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we incurred capital commitments to repair the damage done to the preparation plant and the overland conveyor system. As of September 30, 2011, the project requires a capital investment of approximately $55 million, of which approximately $31 million has been committed. As of September 30, 2011, $26 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $5 million are scheduled to be made during the remainder of 2011.

In March 2011, we incurred capital commitments related to bringing Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. As of September 30, 2011, the project has been approved for capital investments of approximately $49 million, all of which has been committed. As of September 30, 2011, capital expenditures related to this commitment were approximately $31 million. Of the committed capital, expenditures of approximately $10 million and $8 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

In 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million metric tons annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $272 million, of which approximately $246 million has been committed, that will be required to meet the timing of the proposed expansion. As of September 30, 2011, $133 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $67 million and $46 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

We incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula in 2010. The expansion project requires a capital investment of approximately $264 million, of which $178 million has been committed as of September 30, 2011, and is expected to allow the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production by an additional two million tons annually. As of September 30, 2011, capital expenditures related to this commitment were approximately $123 million. Of the committed capital, expenditures of approximately $31 million and $24 million are scheduled to be made during the remainder of 2011 and in 2012, respectively.

Contingencies

Litigation

We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we believe that any pending litigation will not result in a material liability in relation to our consolidated financial statements.

NOTE 18 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2011 and 2010 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2011	2010
Capital additions	$553.3	$154.2
Cash paid for capital expenditures	478.9	150.1

Difference	$74.4	$4.1

Non-cash accruals	$74.4	$4.1
Capital leases	-	-

Total	$74.4	$4.1

Non-cash investing activities for the nine months ended September 30, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items for the nine months ended September 30, 2010 also include gains of $38.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 5 – ACQUISITIONS AND OTHER INVESTMENTS for further information.

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

We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the U.S., we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that provide iron ore primarily to the seaborne market to Asian steel producers. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, and in Ontario, Canada, we have acquired chromite properties. Our operations also include our 95 percent controlling interest in renewaFUEL located in Michigan. As previously discussed, the results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented due to our plans to dispose of the operations. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

The strengthening recovery and improving outlook for 2010 was characterized by increased steel production, higher demand and rising prices. Overall, all of these improvement factors have continued into the first nine months of 2011. Global crude steel production, a significant driver of our business, was up approximately eight percent from the comparable period in 2010 despite significant deterioration in blast furnace utilization rates experienced by the European Union during the third quarter of 2011. Even greater production increases were seen in some areas, including China, which increased eleven percent. Steel production in North America also remained stable during 2011, increasing six percent in the first nine months of 2011 from the comparable period in 2010.

Our consolidated revenues for the three and nine months ended September 30, 2011 increased to $2.1 billion and $5.1 billion, respectively, with net income from continuing operations per diluted share of $4.19 and $10.25, respectively. This compares with revenues of $1.3 billion and $3.3 billion, respectively, and net income from continuing operations per diluted share of $2.19 and $4.68, respectively, for the comparable periods in 2010. Based upon the recent shift in the industry toward shorter-term pricing arrangements linked to the spot market and away from the annual international benchmark pricing mechanism historically referenced in our customer supply agreements, pricing has continued to increase during the first nine months of 2011 from the comparable period in 2010. We have finalized short-term pricing arrangements with our Asia Pacific Iron Ore customers and we have reached final pricing settlements with the majority of our U.S. Iron Ore customers through the third quarter of 2011 for the 2011 contract year. However, in some cases we are still in the process of revising the terms of our customer supply agreements to incorporate changes to historical pricing mechanisms. In addition, in April 2011, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation resulting in additional revenue recorded in the first nine months of 2011. Revenues during the first nine months of 2011 were also impacted by higher iron ore sales volumes in Eastern Canada and higher metallurgical and thermal coal sales volumes in the U.S. that were made available through our acquisition of Consolidated Thompson and CLCC during the second quarter of 2011 and the third quarter of 2010, respectively. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout the first nine months of 2011 primarily led by demand from China.

We also continued to align our balance sheet and enhance our financial flexibility to be consistent with our long-term financial growth goals and objectives, including the completion of a public offering of senior notes in the aggregate principal amount of $1 billion, the completion of a $1.25 billion five-year term loan, the completion of a public offering of 10.35 million of our common shares and the execution of an amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility. The senior notes offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. The net proceeds from the senior notes offering and the term loan were used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses. A portion of the net proceeds from the public offering were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes. Proceeds from the revolving credit facility will be used to refinance existing indebtedness, to finance general working capital needs and for other general corporate purposes, including the funding of acquisitions. In August 2011, $250 million was drawn against the revolving credit facility in order to pay down a portion of the term loan.

Growth Strategy and Strategic Transactions

In 2011, we expect to continue to increase our operating scale and presence as an international mining and natural resources company by maintaining our focus on integration and execution. Our strategy includes the continuing integration of our acquisition of Consolidated Thompson, which was acquired on May 12, 2011.

The acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces iron ore concentrate of high-quality. WISCO is a 25 percent partner in Bloom Lake. Bloom Lake is currently ramping up towards an initial production rate of 8.0 million metric tons of iron ore concentrate per year. During the second quarter of 2011, additional capital investments were approved in order to increase the initial production rate to 16.0 million metric tons of iron ore concentrate per year. We also own two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition is also expected to further diversify our existing customer base.

In addition to the integration of Consolidated Thompson, we have a number of capital projects underway in all of our reportable business segments. We believe these projects will continue to improve our operational performance, diversify our customer base, extend the reserve life of our portfolio of assets and facilitate new exploration activities, all of which are necessary to sustain continued growth. Throughout 2011, we will also reinforce our global reorganization, as our leadership moves to an integrated global management structure.

In September 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. As we continue to successfully grow our core iron ore mining business, the decision to sell our interest in the renewaFUEL operations was made to allow our management focus and allocation of capital resources to be deployed where we believe we can have the most impact for our stakeholders. We are currently in the process of executing a plan to dispose of the renewaFUEL assets.

We also expect to achieve growth through early involvement in exploration and development activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions.

Segments

As a result of the acquisition of Consolidated Thompson, we have revised the number of our operating and reportable segments as determined under ASC 280. Our Company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Alternative Energies, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 – SEGMENT REPORTING reflect this restatement.

Results of Operations – Consolidated

The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance Favorable/ (Unfavorable)	2011	2010	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$2,142.8	$1,346.0	$796.8	$5,131.8	$3,257.9	$1,873.9
Cost of goods sold and operating expenses	(1,279.5)	(868.8)	(410.7)	(2,936.9)	(2,215.3)	(721.6)

Sales Margin	$863.3	$477.2	$386.1	$2,194.9	$1,042.6	$1,152.3

Sales Margin %	40.3%	35.5%	4.8%	42.8%	32.0%	10.8%

Revenue from Product Sales and Services

Sales revenue for the three and nine months ended September 30, 2011 increased $796.8 million and $1.9 billion, respectively, over the comparable periods in 2010. The increase in sales revenue was primarily due to higher pricing related to our iron ore segments. The increase in our realized price during the first nine months of 2011 at our Asia Pacific Iron Ore operating segment was on average a 46 percent and 41 percent increase for lump and fines, respectively, over the comparable period in 2010. At our U.S. Iron Ore operating segment, our realized price during the first nine months of 2011 was an average increase of 41 percent over the comparable period in 2010, including the impact of $23.4 million related to the finalization of pricing on sales for Algoma’s 2010 nomination that occurred during the first half of 2011. In addition, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011 in April 2011. The settlement included a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and resulted in an additional $280.9 million of revenue at our U.S. Iron Ore operating segment during the first nine months of 2011. The realized sales price for our Eastern Canadian Iron Ore operations was on average a 36 percent increase per metric ton for the nine months ended September 30, 2011, over the comparable prior year period in 2010.

Higher sales volumes at our Eastern Canadian Iron Ore and North American Coal operating segments also contributed to the increase in our consolidated revenue for the first nine months of 2011. Compared to the same period in 2010, sales volumes increased over 100 percent at Eastern Canadian Iron Ore in the first nine months of 2011 due to increased sales of iron ore made available through our acquisition of Consolidated Thompson during the second quarter of 2011. In addition, sales volumes increased 34 percent at North American Coal in the first nine months of 2011 due to increased sales of metallurgical and thermal coal made available through our acquisition of CLCC during the third quarter of 2010.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses for the three and nine months ended September 30, 2011 increased $410.7 million and $721.6 million, respectively, over the comparable prior year periods. The increase was primarily attributable to higher sales volumes at our Eastern Canadian Iron Ore and North

American Coal business operations, resulting in higher costs. Cost of goods sold and operating expenses at our Eastern Canadian Iron Ore business operations for the first nine months of 2011 also included the impact of expensing an additional $59.8 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson, and $63.7 million of higher costs as a result of higher spending for plant repairs, increased stripping rates, unfavorable exchange rate variances, ramp-up of production and higher royalty costs. In addition, costs were negatively impacted in the first nine months of 2011 by approximately $71.3 million related to unfavorable foreign exchange rates and $48.8 million primarily related to increased fuel prices and mining and royalty costs at our Asia Pacific Iron Ore operations compared with the first nine months of 2010.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance Favorable/ (Unfavorable)	2011	2010	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(78.3)	$(57.3)	$(21.0)	$(193.4)	$(143.0)	$(50.4)
Consolidated Thompson acquisition costs	(2.1)	-	(2.1)	(25.0)	-	(25.0)
Exploration costs	(26.6)	(10.3)	(16.3)	(55.4)	(19.4)	(36.0)
Miscellaneous - net	64.0	(19.2)	83.2	59.6	(8.5)	68.1

	$(43.0)	$(86.8)	$43.8	$(214.2)	$(170.9)	$(43.3)

Selling, general and administrative expenses in the third quarter and first nine months of 2011 increased $21.0 million and $50.4 million, respectively, over the same periods in 2010. These increases were primarily due to additional selling, general and administrative expenses related to Bloom Lake since the acquisition of Consolidated Thompson in each period of $4.9 million and $11.6 million, respectively, increases in our partner profit sharing expenses incurred during each period of $11.7 million and $6.7 million, respectively, and higher employee compensation in each period of $3.6 million and $10.0 million, respectively. The first nine months of 2011 were also impacted by $14.8 million of higher technology and office related costs and higher outside services costs, primarily comprised of legal and information technology consulting.

During the three and nine months ended September 30, 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $2.1 million and $25.0 million, respectively. The acquisition costs were primarily comprised of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.

The increase in exploration costs of $16.3 million and $36.0 million, respectively, for the three and nine months ended September 30, 2011 over the same periods in 2010 was primarily due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group incurred $13.6 million and $18.6 million, respectively, in the third quarter and first nine months of 2011 related to our involvement in exploration activities, as the group focuses on identifying mineral resources for future development or projects that are intended to add significant value to existing operations. The increases at our Ferroalloys operating segment were primarily comprised of increases in environmental and engineering costs and other pre-feasibility costs in each period of $5.3 million and $18.5 million, respectively.

Miscellaneous-net income of $64.0 million and $59.6 million in the third quarter and first nine months of 2011, respectively, primarily relates to foreign exchange gains on an Australian short-term intercompany loan and Australian bank accounts that are denominated in U.S. dollars. The favorable exchange rate movements were a result of the decrease in the Australian to U.S. dollar exchange rate during the current year from $1.02 as of December 31, 2010 to $0.97 as of September 30, 2011. In each of the comparable prior year periods, we had losses of $22.0 million and $22.1 million, respectively, primarily related to foreign exchange losses on Australian bank accounts denominated in U.S. dollars, as a result of the increase in the Australian to U.S. dollar exchange rate during the prior year from $0.90 as of December 31, 2009 to $0.97 as of September 31, 2010.

As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the first half of 2011, we incurred casualty losses of $1.2 million and $13.0 million, respectively, for the three and nine months ended September 30, 2011. These casualty losses were recognized in Miscellaneous – net during each of the respective periods in 2011. The casualty losses were partially offset by the recognition of $9.7 million of insurance proceeds and the sale of $1.6 million of scrap material during the third quarter of 2011.

Other income (expense)

Following is a summary of other income (expense) for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance Favorable/ (Unfavorable)	2011	2010	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interests	$-	$2.1	$(2.1)	$-	$40.7	$(40.7)
Changes in fair value of foreign currency contracts, net	(6.2)	32.5	(38.7)	100.5	24.8	75.7
Interest income	2.7	3.3	(0.6)	7.6	8.4	(0.8)
Interest expense	(49.6)	(17.4)	(32.2)	(169.2)	(41.0)	(128.2)
Other non-operating income (expense)	(1.7)	(0.3)	(1.4)	(0.7)	6.9	(7.6)

	$(54.8)	$20.2	$(75.0)	$(61.8)	$39.8	$(101.6)

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

The impact of changes in the fair value of our foreign currency exchange contracts held as economic hedges on the Statements of Unaudited Condensed Consolidated Operations was primarily due to fluctuations in foreign currency exchange rates during the third quarter and first nine months of 2011. Unfavorable changes in the fair value of our outstanding Australian dollar foreign currency contracts resulted in mark to market adjustments of $3.0 million for the three months ended September 30, 2011, based upon the Australian to U.S. dollar spot rate of 0.97 as of September 30, 2011. The spot rate as of the end of the third quarter of 2011 decreased from the Australian to U.S. dollar spot rate of 1.07 as of June 30, 2011. The unfavorable mark to market adjustments were partially offset by net realized gains of $9.0 million for the three months ended September 30, 2011, as a result of the maturity of $60 million of outstanding contracts during the period. Of these gains, $12.2 million were recognized in previous periods as mark to market adjustments as part of the changes in fair value of the instruments, resulting in a net unfavorable impact for the third quarter of 2011 upon the maturity of these contracts.

The favorable changes in the fair value of our foreign currency exchange contracts held as economic hedges during the first nine months of 2011 were primarily a result of hedging a portion of the purchase price for the acquisition of Consolidated Thompson through Canadian dollar foreign currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign currency exchange forward contracts and option contract for the nine months ended September 30, 2011, were a result of net realized gains of $93.1 million realized upon the maturity of the related contracts during the second quarter of 2011. In addition, favorable changes in the fair value of our Australian dollar foreign currency contracts resulted in net realized gains of $39.4 million for the nine months ended September 30, 2011, based upon the maturity of $185 million of outstanding contracts during the period. Of these gains, $31.9 million were recognized in previous periods as mark to market adjustments as part of the changes in fair value of these instruments. These net realized gains were partially offset by unfavorable mark to market adjustments on our outstanding Australian dollar foreign currency contracts of $0.1 million for the nine months ended September 30, 2011, based upon the Australian to U.S dollar spot rate of 0.97 as of September 30, 2011. The spot rate as of the end of the third quarter of 2011 decreased from the Australian to U.S. dollar spot rate of 1.02 as of December 31, 2010.

The following table represents our Australian dollar foreign currency exchange contract position for contracts held as economic hedges as of September 30, 2011:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1):
Contracts expiring in the next 12 months	$45.0	0.89	0.97	$4.6

Total Hedge Contract Portfolio	$45.0			$4.6

(1) Includes collar options and forward exchange contracts.

Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

The increase in interest expense in the third quarter and first nine months of 2011 compared with the same periods in 2010 is attributable to the completion of a $1 billion public offering of senior notes that was completed in September 2010 consisting of two tranches; a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a $500 million 30-year tranche at a 6.25 percent fixed interest rate. We completed an additional $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches; a $700 million 10-year tranche at a 4.875 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we borrowed $1.25 billion under the five-year term loan and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The termination of the bridge credit facility resulted in the realization of $38.3 million of debt issuance cost related to the bridge credit facility during the first nine months of 2011. In August 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility that was used to pay down $250 million of the term loan. The weighted average annual interest rate under the revolving credit facility and the term loan was 1.84 percent and 1.73 percent, respectively, from each of the respective borrowing dates through September 30, 2011. See NOTE 8 — DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our effective tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income earned in our various jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective tax rates for the three and nine months ended September 30, 2011 and 2010:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax benefit (expense)	$(17.8)	$(116.1)	$(312.3)	$(282.5)
Effective tax rate	2.3%	28.3%	16.2%	31.0%

A reconciliation of our expected tax rate to the actual rate for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Impact of tax law change	-	1.8
Percentage depletion	(6.3)	(7.4)
Foreign exchange remeasurement	(4.0)	-
Non-taxable income related to noncontrolling interests	(2.8)	-
Impact of foreign operations	(3.1)	(3.4)
Income not subject to tax	(2.3)	-
Non-taxable hedging income	(1.3)	-
Valuation allowance	1.3	3.4
Tax uncertanties	0.2	0.7
Other items - net	(0.5)	0.9

Effective income tax rate including discrete items	16.2	31.0
Discrete items	6.4	(2.7)

Effective income tax rate without discrete items	22.6%	28.3%

Our tax provision for the nine months ended September 30, 2011 was an expense of $312.3 million and a 16.2 percent effective tax rate compared with expense of $282.5 million and a 31.0 percent effective tax rate for the comparable prior year period. The primary difference in the effective tax rates period over period relate to the inclusion of the remeasurement of foreign deferred tax liabilities and assets related to the Consolidated Thompson acquisition, the non-taxable income related to our noncontrolling interest in partnerships, income not subject to tax and the change in the valuation allowance relating to ordinary losses of certain foreign operations for which utilization is currently uncertain.

Discrete items as of September 30, 2011 relate to foreign exchange remeasurement, prior year adjustments related to the filing of the 2010 tax returns in multiple jurisdictions, audit closures, statute expiration and interest related to unrecognized tax benefits. Discrete items as of September 30, 2010 related to expenses resulting from the PPACA and the Reconciliation Act that were signed into law in March 2010, expenses related to prior year U.S. and foreign income tax provisions recognized in the first nine months of 2010 and interest related to unrecognized tax benefits.

As mentioned above, the PPACA and the Reconciliation Act were signed into law in 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy were reduced beginning in years ending after December 31, 2012. The income tax effect related to the acts for the nine months ended September 30, 2010 was an increase to expense, recorded discretely, representing approximately 1.8 percent of the effective tax rate. The amount recorded was related to the postretirement prescription drug benefits computed after the elimination of the deduction for the Medicare Part D subsidy beginning in taxable years ending after December 31, 2012.

The valuation allowance of $198.6 million as of September 30, 2011 reflects an increase of $25.9 million from December 31, 2010. This relates primarily to ordinary losses of certain foreign operations for which utilization is currently uncertain.

For the full year 2011, we are estimating an effective annual tax rate of approximately 22.7 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax, non-taxable hedging income, non-taxable income related to noncontrolling interest in partnerships and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 13 – INCOME TAXES for further information.

Equity Income from Ventures

Equity income in ventures is primarily comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income from ventures for the three and nine months ended September 30, 2011 of $11.1 million and $2.8 million, respectively, compares to equity income in ventures for the three and nine months ended September 30, 2010 of $3.6 million and $8.4 million, respectively. The equity income in ventures for the first nine months of 2011, is primarily comprised of the impairment taken on our investment in AusQuest of $17.6 million during the second quarter of 2011. The impairment was partially offset by our share of the operating results of our equity method investment in Amapá, which consisted of operating income of $12.4 million and $22.8 million, respectively, for the three and nine months ended September 30, 2011, compared with operating income of $4.5 million and $11.4 million, respectively, for the same periods in 2010.

Noncontrolling Interest

Noncontrolling Interest is comprised of the 25 percent noncontrolling interest related to Bloom Lake and the 21 percent noncontrolling interest related to the Empire mining venture. WISCO is a 25 percent partner in Bloom Lake, resulting in a noncontrolling interest adjustment of $34.5 million and $52.8 million for the three and nine months ended September 30, 2011 for WISCO’s ownership percentage. ArcelorMittal is a 21 percent partner in the Empire mining venture, resulting in a noncontrolling interest adjustment of $117.3 million for the three and nine months ended September 30, 2011 for ArcelorMittal’s ownership percentage. The noncontrolling interest adjustment for ArcelorMittal’s ownership percentage has been recognized prospectively as of September 30, 2011. See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.

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

U.S. Iron Ore

Following is a summary of U.S. Iron Ore results for the three months ended September 30, 2011 and 2010:

	(In Millions)
	Three Months Ended		Change due to
	September 30,		ArcelorMittal	Sales Price	Sales	Idle cost/Production	Freight and	Total
	2011	2010	Settlement	and Rate	Volume	volume variance	reimbursements (2)	change
Revenues from product sales and services	$1,106.7	$741.4	$79.4	$188.4	$84.4	$-	$13.1	$365.3
Cost of goods sold and operating expenses	(625.4)	(477.2)	(54.1)	(32.4)	(58.4)	9.8	(13.1)	(148.2)

Sales margin	$481.3	$264.2	$25.3	$156.0	$26.0	$9.8	$-	$217.1

Sales tons (1)	7.9	6.9
Production tons (1):
Total	7.9	8.1
Cliffs’ share of total	6.3	6.0

(1) Long tons of pellets (2,240 pounds).

(2) Excludes $46 million of the total reclassification of the Empire mine’s noncontrolling interest revenue that related to the second quarter of 2011.

Sales margin for U.S. Iron Ore was $481.3 million for the third quarter of 2011, compared with a sales margin of $264.2 million for the third quarter of 2010. The improvement over the same period last year is attributable to an increase in revenue of $365.3 million, partially offset by an increase in cost of goods sold and operating expenses of $148.2 million. The increase in revenue is a result of an improvement in sales price and sales volumes, which resulted in revenue increases of $188.4 million and $84.4 million, respectively, over the same period in 2010. The price increase is a result of higher prices for iron ore due to worldwide demand. Also, sales prices during the third quarter of 2011 were impacted by U.S. Iron Ore sales tons to seaborne customers at market-based rates. Historically, U.S. Iron Ore has not provided sales tons to seaborne customers. Our realized price for the third quarter of 2011 over the same period in 2010 was on average a 24 percent increase per ton. Revenues during the third quarter of 2011 also included $53.8 million related to supplemental contract payments compared with $25.1 million in the third quarter of 2010. The increase between periods relates to the estimated rise in average annual hot band steel pricing for one of our U.S. Iron ore customers. In addition, the increase in revenue is attributable to the reclassification of $54.1 million related to the ArcelorMittal price re-opener settlement originally recorded during the first quarter of 2011 from costs of goods sold and operating expenses to revenue during the third quarter of 2011. During the third quarter of 2011, we also recorded an addition $25.3 million under the ArcelorMittal price re-opener settlement upon the shipment of additional tons under the 2010 pellet nomination.

Sales volume during the third quarter of 2011 increased to 7.9 million tons compared with 6.9 million tons for the comparable prior year period. The higher sales volume over the comparable prior year period was a result of increases in customer demand that were primarily driven by increased blast furnace utilization rates at several of our customer locations. In addition, incremental sales volume was recognized over the third quarter of 2010 due to sales tons to seaborne customers during the 2011 period, as discussed earlier. The sales volume for the third quarter of 2011 also includes approximately 447 thousand tons related to ArcelorMittal’s noncontrolling interest in the Empire mining venture that has been prospectively recognized through product revenue, of which 203 thousand tons were related to prior quarters in 2011.

Cost of goods sold and operating expenses in the third quarter of 2011 increased $148.2 million or 31 percent from the prior year quarter primarily due to increases in sales volumes. Higher sales volumes resulted in cost increases of $58.4 million, compared to the same period of 2010. In addition, we reclassified $54.1 million related to the ArcelorMittal price re-opener settlement recorded during the first quarter of 2011 from costs of goods sold and operating expenses to revenue during the third quarter of 2011, as discussed above. This reclassification resulted in an increase to cost of goods sold and operating expenses during the third quarter of 2011. Higher cost rates of $32.4 million also resulted in increases to cost of goods sold and operating expenses during the third quarter of 2011. The increases in cost rates were primarily due to the additional noncontrolling interest sales tons from the Empire mining venture that were recognized prospectively during the period. These noncontrolling interest tons are not included within the U.S. Iron Ore inventory costing pool and are relieved at higher cost rates based upon current production costs.

See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.

Following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2011 and 2010:

	(In Millions)
	Nine Months Ended		Change due to
	September 30,		ArcelorMittal	Sales Price	Sales	Idle cost/Production	Freight and	Total
	2011	2010	Settlement	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$2,502.0	$1,729.8	$280.9	$477.9	$14.2	$-	$(0.8)	$772.2
Cost of goods sold and operating expenses	(1,218.3)	(1,184.3)	-	(37.8)	(10.7)	13.7	0.8	(34.0)

Sales margin	$1,283.7	$545.5	$280.9	$440.1	$3.5	$13.7	$-	$738.2

Sales tons (1)	16.5	16.3
Production tons (1):
Total	23.1	19.9
Cliffs’ share of total	17.6	15.5

(1) Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $1.3 billion for the first nine months of 2011, compared with a sales margin of $545.5 million for the first nine months of 2010. The improvement over the same period last year is attributable to an increase in revenue of $772.2 million, partially offset by an increase in cost of goods sold and operating expenses of $34.0 million. The increase in revenue is a result of an improvement in sales price and the ArcelorMittal price re-opener settlement, which caused revenue to increase $477.9 million and $280.9 million, respectively, over the same period in 2010. Higher market pricing during the first nine months of 2011 and $23.4 million recognized as a result of finalizing prices on sales for Algoma’s 2010 nomination, due to the previously announced arbitration agreement, had a direct impact on increasing the sales price for the period. In addition, sales prices during the third quarter of 2011 were impacted by U.S. Iron Ore sales tons to seaborne customers at market-based rates. Historically, U.S. Iron Ore has not provided sales tons to seaborne customers. Our realized price for the first nine months of 2011 over the same period in 2010 was on average a 41 percent increase per ton. In April 2011, we reached a negotiated settlement with ArcelorMittal with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The financial results for the first half of 2011 included $201.5 million of the price re-opener settlement, with an additional $25.3 million recognized during the third quarter of 2011 upon the shipment of additional tons under the 2010 pellet nomination. In addition, we reclassified $54.1 million related to the ArcelorMittal price re-opener settlement originally recorded during the first quarter of 2011 from costs of goods sold and operating expenses to revenue during the third quarter of 2011.

The increase in revenue was also impacted by slightly higher sales volumes for the first nine months of 2011, which caused revenue to increase $14.2 million over the same period in 2010. The increase in sales volume was attributable to 447 thousand tons related to ArcelorMittal’s noncontrolling interest in the Empire mining venture that has been prospectively recognized through product revenue. In addition, sales volumes increased during the third quarter of 2011 due to increases in customer demand that were primarily driven by increased blast furnace utilization rates at several of our customer locations. Incremental sales volumes were also recognized over the third quarter of 2010 due to sales tons to seaborne customers during the 2011 period, as discussed earlier. These increases during the first nine months of 2011 were partially offset by higher sales in the first nine months of 2010, which included 785 thousand carryover tons from 2009 due to timing of shipments.

Cost of goods sold and operating expenses in the first nine months of 2011 increased $34.0 million from the comparable prior year period. The increase is predominately the result of higher cost rates of $37.8 million during the 2011 period, primarily due to the additional noncontrolling interest sales tons from the Empire mining venture that were recognized prospectively during the third quarter of 2011. These noncontrolling interest tons are not included within the U.S. Iron Ore inventory costing pool and are relieved at higher cost rates based upon current production costs. In addition, higher sales volumes resulted in higher costs of $10.7 million compared to the same period of 2010.

See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.

Production

We have maintained production increases at most of our facilities during the first nine months of 2011 to ensure we are positioned to meet customer demand. During the first nine months of 2011, Northshore was operating all of its four furnaces, compared to the three furnaces that were operating during the same period in 2010. The fourth furnace at Northshore was not restarted until September 2010. Additionally, the prior year results at Northshore and Tilden were impacted by repair activities. Production also increased at Hibbing due to the shutdown of this location through April 1, 2010, as a result of the economic downturn. The production results for the first nine months of 2011 also include 489 thousand tons related to ArcelorMittal’s noncontrolling interest in the Empire mining venture that has been prospectively included within our share of the mine’s production results.

Eastern Canadian Iron Ore

Following is a summary of Eastern Canadian Iron Ore results for the three months ended September 30, 2011 and 2010:

	(In Millions)
	Three Months Ended		Change due to
	September 30,		Consolidated	Sales Price	Sales	Idle cost/Production	Total
	2011	2010	Thompson	and Rate	Volume	volume variance	change
Revenues from product sales and services	$517.3	$124.4	$285.2	$18.4	$89.3	$-	$392.9
Cost of goods sold and operating expenses	(324.3)	(84.8)	(169.0)	(21.0)	(52.1)	2.6	(239.5)

Sales margin	$193.0	$39.6	$116.2	$(2.6)	$37.2	$2.6	$153.4

Sales metric tons (1)	3.1	0.8
Production metric tons (1)	2.5	1.0

(1) Metric tons (2,205 pounds).

Sales margin for Eastern Canadian Iron Ore was $193.0 million for the third quarter of 2011, compared with a sales margin of $39.6 million for the third quarter of 2010. The improvement over the same period last year is attributable to an increase in revenue of $392.9 million, primarily due to the acquisition of Consolidated Thompson. Eastern Canadian Iron Ore sold 3.1 million metric tons during the third quarter of 2011 compared with 0.8 million metric tons during the same period last year. This increase in sales volume is directly attributable to 1.8 million metric tons of additional sales due to the acquisition of Consolidated Thompson, resulting in $285.2 million of additional revenue for the three months ended September 30, 2011. The increase in revenue is also a result of improvement in sales price, which caused revenue to increase $18.4 million over the comparable prior year quarter.

The increase in revenue was partially offset by increases in cost of goods sold and operating expenses during the third quarter of 2011, which nearly tripled from the same period last year to $324.3 million. The cost increases were primarily due to the significant increase in sales volume as a result of the acquisition of Consolidated Thompson. Cost of goods sold and operating expenses for the third quarter of 2011 also include the impact of expensing an additional $11.2 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson. The increase in costs at our Eastern Canadian pellet operations during the three months ended September 30, 2011 were a result of higher spending for plant repairs, increased stripping rates, unfavorable exchange rate variances and higher royalty costs as a result of increased market pricing.

Following is a summary of Eastern Canadian Iron Ore results for the nine months ended September 30, 2011 and 2010:

	(In Millions)
	Nine Months Ended		Change due to
	September 30,		Consolidated	Sales Price	Sales	Idle cost/Production	Total
	2011	2010	Thompson	and Rate	Volume	volume variance	change
Revenues from product sales and services	$942.2	$308.1	$431.0	$148.7	$54.4	$-	$634.1
Cost of goods sold and operating expenses	(646.2)	(231.8)	(296.1)	(63.7)	(40.2)	(14.4)	(414.4)

Sales margin	$296.0	$76.3	$134.9	$85.0	$14.2	$(14.4)	$219.7

Sales metric tons (1)	5.5	2.4
Production metric tons (1)	5.2	2.9

(1) Metric tons (2,205 pounds).

Sales margin for Eastern Canadian Iron Ore was $296.0 million for the first nine months of 2011, compared with a sales margin of $76.3 million for the first nine months of 2010. The improvement over the same period last year is attributable to an increase in revenue of $634.1 million, primarily due to the acquisition of Consolidated Thompson. Eastern Canadian Iron Ore sold 5.5 million metric tons during the first nine months of 2011 compared with 2.4 million metric tons during the same period last year. This increase in sales volume is directly attributable to 2.6 million metric tons of additional sales due to the acquisition of Consolidated Thompson, resulting in $431.0 million of additional revenue for the nine months ended September 30, 2011. In addition, sales volumes at Wabush resulted in $54.4 million of additional revenue over the same period in 2010 driven largely by increases in demand and the timing of our acquisition of the remaining interest in Wabush during February of 2010. The increase in revenue is also a result of improvement in sales price, which caused revenue to increase $148.7 million over the comparable prior year period. Our realized sales price for the first nine months of 2011 over the same period in 2010 was on average a 36 percent increase per metric ton, due to higher prices for iron ore due to worldwide demand.

The increase in revenue was partially offset by increases in cost of goods sold and operating expenses during the first nine months of 2011, which nearly tripled from the same period last year to $646.2 million. The cost increases were primarily due to the significant increase in sales volume as a result of the acquisition of Consolidated Thompson. Cost of goods sold and operating expenses for the first nine months of 2011 also included the impact of expensing an additional $59.8 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson. The increase in costs at our Eastern Canadian pellet operations during the nine months ended September 30, 2011 were a result of higher spending for plant repairs, increased stripping rates, unfavorable exchange rate variances, ramp-up of production and higher royalty costs as a result of increased market pricing. The cost increases were partially offset by $10.7 million of inventory step-up related to the accounting for the acquisition of the remaining interest in Wabush that was recognized during the first nine months of 2010.

Production

The increase in production levels over the comparable prior year period is the result of our acquisition of Consolidated Thompson during the second quarter of 2011. Since the acquisition date, Bloom Lake produced 2.4 million metric tons of iron ore concentrate. Production at Wabush remained relatively flat for the three and nine months ended September 30, 2011.

North American Coal

Following is a summary of North American Coal results for the three months ended September 30, 2011 and 2010:

	(In Millions, except tonnage)
	Three Months Ended		Change due to
	September 30,		Sales	Sales Price	Idle cost/Production	Freight and	Total
	2011	2010 (1)	Volumes	and Rate	volume variance	reimbursements	Change
Revenues from product sales and services	$64.0	$126.1	$(40.2)	$(14.4)	$-	$(7.5)	$(62.1)
Cost of goods sold and operating expenses	(106.7)	(143.9)	42.6	1.0	(13.9)	7.5	37.2

Sales margin	$(42.7)	$(17.8)	$2.4	$(13.4)	$(13.9)	$-	$(24.9)

Sales tons (in thousands) (2)	646	977
Production tons (in thousands) (2)	951	869

(1) CLCC was acquired on July 30, 2010. Therefore, the 2010 third quarter results reflect the impact of the CLCC acquisition since that date.

(2) Tons are short tons (2,000 pounds).

We reported sales margin loss for North American Coal of $42.7 million for the three months ended September 30, 2011 compared with a sales margin loss of $17.8 million for the same period last year. Revenue during the third quarter decreased 49 percent over the comparable period in 2010 to $64.0 million primarily due to sales volume and sales price decreases, which caused revenues to decrease by $40.2 million and $14.4 million, respectively. North American Coal sold 0.6 million tons during the third quarter of 2011 compared with 1.0 million tons during the same period last year. Sales volumes during the third quarter of 2011 were impacted by lower availability of coal at our Pinnacle and Oak Grove locations given carbon monoxide levels and significant tornado damage that impacted production during the period, respectively. The sales volume decreases at the Pinnacle and Oak Grove locations were partially offset by additional tons made available through the acquisition of CLCC. As the CLCC acquisition was not completed until the end of July 2010, the prior year sales tons and revenue for the third quarter period only reflect two months of operations. The incremental CLCC sales tons during the third quarter of 2011 of 138 thousand tons resulted in $13.9 million of additional revenue in the third quarter of 2011. In addition, revenues were impacted by decreases in sales prices when compared to the prior year period, reflecting a change in the sales mix to higher percentages of lower priced high volatile, metallurgical grade coal and thermal coal.

Cost of goods sold and operating expenses in the third quarter of 2011 decreased $37.2 million or 26 percent from the comparable prior year quarter primarily due to the decreases in sales volume at the Pinnacle and Oak Grove locations, as discussed above. The decreases in sales volume resulted in cost reductions of $42.6 million over the comparable period in 2010. The decrease in costs during the third quarter of 2011 was partially offset by higher idle costs of $13.9 million over the comparable period in 2010. The idle costs incurred were a result of the suspension of operations at Pinnacle due to elevated levels of carbon monoxide at the mine in May 2011 and ventilation issues at Oak Grove that resulted in reduced longwall run rates.

Following is a summary of North American Coal results for the nine months ended September 30, 2011 and 2010:

	(In Millions, except tonnage)
	Nine Months Ended		Change due to
	September 30,		Sales	Sales Price	Idle cost/Production	Freight and	Total
	2011	2010 (1)	Volume	and Rate	volume variance	reimbursements	change
Revenues from product sales and services	$388.7	$323.4	$100.3	$(22.0)	$-	$(13.0)	$65.3
Cost of goods sold and operating expenses	(449.1)	(328.8)	(93.5)	(1.1)	(38.7)	13.0	(120.3)

Sales margin	$(60.4)	$(5.4)	$6.8	$(23.1)	$(38.7)	$-	$(55.0)

Sales tons (in thousands) (2)	3,168	2,358
Production tons (in thousands) (2)	3,412	2,327

(1) CLCC was acquired on July 30, 2010. Therefore, the results for the first nine months of 2010 reflect the impact of the CLCC acquisition since that date.

(2) Tons are short tons (2,000 pounds).

We reported sales margin loss for North American Coal of $60.4 million for the first nine months ended September 30, 2011 compared with a sales margin loss of $5.4 million for the same period last year. Revenue during the first nine months of 2011 increased 20 percent over the comparable period in 2010 to $388.7 million due to the acquisition of CLCC that occurred during the third quarter of 2010. North American Coal sold 3.2 million tons during the first nine months of 2011 compared with 2.4 million tons during the same period last year, driven primarily by the additional 1.6 million tons made available through the acquisition of CLCC. The additional CLCC sales tons resulted in $147.7 million of additional revenue in the first nine months of 2011 when compared to the first nine months of 2010. This increase in volume was partially offset by lower availability of coal at our Pinnacle and Oak Grove locations given carbon monoxide levels and significant tornado damage that impacted production during the first nine months of the year, respectively. Volume was also affected by severe shipping congestion caused by demand for export metallurgical coal shipped from port facilities in Virginia and the lack of rail car availability due to supply constraints related to increases in demand experienced during the first quarter of 2011. The sales volume decreases at these locations resulted in lower revenues of $94.8 million over the comparable prior year period. In addition, revenues were impacted by decreases in sales prices of $22.0 million when compared to the prior year period, reflecting a change in the sales mix to higher percentages of lower priced high volatile, metallurgical grade coal and thermal coal. These sales price decreases were partially offset during the first nine months of 2011 due to increases in our 2011 contract prices as a result of high steel demand and the associated raw material prices.

Cost of goods sold and operating expenses in the first nine months of 2011 increased $120.3 million or 37 percent from the comparable prior year period primarily due to the significant increase in sales volume attributable to the acquisition of CLCC, which resulted in a cost increase of $131.9 million. The increase in costs during the first nine months of 2011 was also a result of higher idle costs of $38.7 million over the comparable period in 2010. The idle costs incurred were a result of the significant tornado damage to the Oak Grove preparation plant and overland conveyor system that occurred in April 2011 and ventilation issues at the mine in September 2011 that resulted in reduced longwall run rates. The suspension of operations at Pinnacle due to elevated levels of carbon monoxide at the mine in May 2011 also contributed in the increase in idle costs over the comparable prior year period. The cost increases were partially offset by decreases in sales volumes at the Pinnacle and Oak Grove locations, as discussed above, and resulted in cost reductions of $92.2 million over the comparable period in 2010.

Production

The increase in production levels over the comparable prior year period is the result of the acquisition of CLCC during the third quarter of 2010. In addition, throughout the first quarter of 2010, we encountered operational difficulties at our Oak Grove mine resulting in limited production due to a roof fall and the resulting water issues, and during the third quarter of 2010, our Pinnacle mine was negatively impacted by adverse geological conditions and delayed longwall operations. The increase in production during the first nine months of 2011 was partially offset by significant tornado damage to the above-ground operations at our Oak Grove mine, including the preparation plant and the overland conveyor system, and ventilation issues at the mine in September 2011 that resulted in reduced longwall run rates. Despite the significant tornado damage at Oak Grove, the mine’s underground operations continued to run in anticipation of the preparation plant restart that is expected in January 2012. The underground operations during the first nine months of 2011 resulted in 900 thousand tons of raw coal stockpiles. Production also decreased at Pinnacle due to a longwall move during February and March 2011 and the reallocation of the continuous miners’ crews to assist with the move, lower belt availability and electrical problems during April 2011, and the suspension of operations at Pinnacle due to elevated levels of carbon monoxide at the mine in May 2011. In June 2011, we announced that regulatory agencies denied our plan designed to address the detected levels of carbon monoxide at Pinnacle. Although the continuous miners at Pinnacle were permitted to resume operations in July 2011, operations at the Pinnacle longwall were not permitted to resume until the end of September 2011.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2011 and 2010:

	(In Millions)
	Three Months Ended		Change due to
	September 30,		Sales Price	Sales	Exchange	Total
	2011	2010	and Rate	Volume	Rate	change
Revenues from product sales and services	$400.1	$298.2	$86.6	$4.5	$10.8	$101.9
Cost of goods sold and operating expenses	(185.5)	(128.5)	(30.6)	(1.2)	(25.2)	(57.0)

Sales margin	$214.6	$169.7	$56.0	$3.3	$(14.4)	$44.9

Sales metric tons (1)	2.4	2.3
Production metric tons (1)	2.4	2.4

(1) Metric tons (2,205 pounds).

Sales margin for Asia Pacific Iron Ore increased to $214.6 million during the third quarter of 2011 compared with $169.7 million for the comparable period in 2010. Revenue increased 34 percent during the third quarter of 2011 primarily as a result of higher lump and fines iron ore prices. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. The increase in our realized price for the third quarter of 2011 over the same period in 2010 was on average a 25 percent and 31 percent increase per wet metric ton for lump and fines, respectively. Sales volumes during the third quarter of 2011 increased slightly over the prior year as a result of increased sales of premium fines produced at Cockatoo during the period. Cockatoo sales volumes were lower in the comparable prior year period as the mine production was newly resumed.

Cost of goods sold and operating expenses in the third quarter of 2011 increased $57.0 million compared with the third quarter of 2010 primarily as a result of cost increases during the third quarter of

2011 due to higher mining costs of $25.5 million as a result of increased fuel prices and higher waste mining volumes, higher Cockatoo mining costs of $13.3 million and higher royalty costs of $10.6 million as a result of increased revenue. These cost increases were partially offset by lower inventory movement of $20.3 million during the period, including the impact of the completion of the fair value unwind on the long-term stock pile during the third quarter of 2011. In addition, costs were impacted by $25.2 million of unfavorable foreign exchange rate variances when compared to the prior year period.

Following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2011 and 2010:

	(In Millions)
	Nine Months Ended		Change due to
	September 30,		Sales Price	Sales	Exchange	Total
	2011	2010	and Rate	Volume	Rate	change
Revenues from product sales and services	$1,127.1	$767.1	$332.0	$23.2	$4.8	$360.0
Cost of goods sold and operating expenses	(511.7)	(384.6)	(48.8)	(7.0)	(71.3)	(127.1)

Sales margin	$615.4	$382.5	$283.2	$16.2	$(66.5)	$232.9

Sales metric tons (1)	6.8	6.6
Production metric tons (1)	6.8	6.6

(1) Metric tons (2,205 pounds).

Sales margin for Asia Pacific Iron Ore increased to $615.4 million during the first nine months of 2011 compared with $382.5 million for the comparable period in 2010. Revenue increased 47 percent in the first nine months of 2011 primarily as a result of higher lump and fines iron ore prices and increased sales volumes. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As discussed above, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010. The increase in our realized price for the first nine months of 2011 over the same period in 2010 was on average a 46 percent and 41 percent increase per wet metric ton for lump and fines, respectively. Pricing settlements in the first nine months of 2011 reflect the increase in steel demand and spot prices for iron ore. In addition, sales prices increased during the first nine months of 2011 due to the sale of premium fines produced at Cockatoo during the period.

Sales volume during the first nine months of 2011 increased slightly to 6.8 million metric tons compared with 6.6 million metric tons for the comparable prior year period, resulting in an increase in revenue of $23.2 million. The higher sales volume was a direct result of sales from our Cockatoo mine. Cockatoo sales volumes were lower in the comparable prior year period as the mine production was resumed during the third quarter of 2010.

Cost of goods sold and operating expenses in the first nine months of 2011 increased $127.1 million compared with the first nine months of 2010 primarily as a result of $71.3 million related to unfavorable foreign exchange rate variances. In addition, costs increased $62.2 million during the first nine months of 2011 due to increases in fuel prices and higher mining costs due to increases in waste mining volumes. As a result of increased revenue, royalty costs also increased $21.8 million during the first nine months of 2011. Mining costs for Cockatoo were also up $17.7 million over the comparable prior year period given the newly resumed mine production during the third quarter of 2010. These cost increases were partially offset by lower inventory movement of $53.0 million during the period, including the impact of the completion of the fair value unwind on the long-term stock pile during the third quarter of 2011. Costs were also unfavorably impacted by $7.0 million due to higher sales volume during the first nine months of 2011, as discussed above.

Production

Production at Asia Pacific Iron Ore increased slightly in the first nine months of 2011 when compared to the same period in 2010 due to production results at the Cockatoo mine. Production at the Cockatoo mine did not resume until the third quarter of 2010. Poor weather conditions at Koolyanobbing in January of 2011, including severe wet weather and a tropical storm, partially offset the production increases at our Cockatoo mine during 2011.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first nine months of 2011, we have taken a balanced approach to the allocation of our capital resources and free cash flow. We continue to align our balance sheet and enhance our financial flexibility to be consistent with our long-term financial growth goals and objectives, including the completion of a public offering of senior notes in the aggregate principal amount of $1 billion, the completion of a $1.25 billion five-year term loan, the completion of a public offering of 10.35 million of our common shares and the execution of an amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility. The senior notes offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. The net proceeds from the senior notes offering and the term loan were used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses. A portion of the net proceeds from the public offering were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes. Proceeds from the revolving credit facility will be used to refinance existing indebtedness, to finance general working capital needs and for other general corporate purposes, including the funding of acquisitions. In August 2011, $250 million was drawn against the revolving credit facility in order to pay down a portion of the term loan. Refer to NOTE 8 – DEBT AND CREDIT FACILITIES for further information.

The following is a summary of significant sources and uses of cash for the nine months ended September 30, 2011 and 2010:

	(In Millions)
	Nine Months Ended September 30,
	2011	2010
Cash and cash equivalents - January 1	$1,566.7	$502.7
Net cash provided by operating activities	1,545.7	631.0

Significant Investing Transactions
Net settlements on Canadian dollar foreign exchange contracts	93.1	-
Investment in Consolidated Thompson senior secured notes	(125.0)	-
Investment in ventures	(3.6)	(182.2)
Acquisition of Consolidated Thompson, net of cash acquired	(4,423.5)	-
Acquisition of Wabush	-	(101.9)
Acquisition of Freewest	-	(5.3)
Acquisition of Spider	-	(89.8)
Acquisition of CLCC	-	(774.5)
Capital expenditures	(478.9)	(150.1)

Total	(4,937.9)	(1,303.8)

Sources (Uses) of Financing
Net proceeds from issuance of common shares	853.7	-
Net proceeds from issuance of senior notes	998.1	1,388.0
Borrowings on term loan	1,250.0	-
Repayment of term loan	(265.4)	-
Debt issuance costs	(54.8)	-
Borrowings on bridge credit facility	750.0	-
Repayment of bridge credit facility	(750.0)	-
Borrowings under revolving credit facility	250.0	450.0
Repayment under revolving credit facility	-	(450.0)
Repayment of Consolidated Thompson convertible debentures	(337.2)	-
Repayment of $200 million term loan	-	(200.0)
Payments under share buyback program	(221.9)	-
Dividend distributions	(78.8)	(49.9)

Total	2,393.7	1,138.1

Other net activity	(23.1)	1.4

Cash and cash equivalents - September 30	$545.1	$969.4

The following discussion summarizes the significant activities impacting our cash flows during the first nine months of the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $1.5 billion for the nine months ended September 30, 2011, compared with net cash provided by operating activities of $631.0 million for the same period in 2010. Operating cash flows in the first nine months of 2011 were primarily impacted by higher operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of improved economic conditions, operating plans for 2011 reflect increased production and modestly higher prices for iron ore and coal. In addition, our cash provided by operating activities was stronger in the first nine months of 2011 due to the receipt of a $129.0 million payment in January 2011 from Algoma to true-up the portion of revenues from 2010 pellet sales that was previously disputed throughout 2010 and the receipt of a $275.0 million payment in April 2011 from ArcelorMittal to true-up pricing for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010. In the first nine months of 2010, our cash from operations was stronger due to the receipt of $147.5 million in January 2010 related to a customer payment. The amount was due by December 31, 2009 under the terms of the customer supply agreement.

The long-term outlook remains stable and we are now focusing on our growth projects with sustained investment in our core businesses. Throughout the first quarter of 2011, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement and held firm during the second and third quarters of 2011. We expect the U.S. economy to continue to remain stabilized, sustaining a healthy North American business. High year over year crude steel production and iron ore imports in Asia continue to support demand for our products in the seaborne market. As a result, we have maintained increased production at most of our facilities.

Based on current mine plans and subject to future iron ore and coal prices, we expect estimated operating cash flows in 2011 to be greater than our budgeted investments and capital expenditures, expected debt payments, dividends, share repurchases and other cash requirements. Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

Our U.S. operations generate sufficient cash flows, and, consequently, we do not anticipate the need to repatriate earnings from our foreign operations. Our U.S. cash and cash equivalents balance at September 30, 2011 was $51.9 million, or approximately 9.5 percent of our consolidated total cash and cash equivalents balance of $545.1 million. Given the recent strategic acquisition of Consolidated Thompson, U.S. cash and cash equivalent balances are lower than prior quarters; however, we continue to maintain significant liquidity to support all operating activities. In addition, elements of our U.S. operations are seasonal in nature and therefore, we expect higher cash collections during the fourth quarter of 2011. We have historically been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of September 30, 2011, we had available borrowing capacity of $1.5 billion under our $1.75 billion U.S.-based revolving credit facility. As discussed above, we amended and restated the previously existing $600 million multicurrency credit agreement during the third quarter of 2011 to provide for a $1.75 billion revolving credit facility. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries, if we were to repatriate these earnings there would be a tax impact at that time.

Investing Activities

Net cash used by investing activities was $4.9 billion for the nine months ended September 30, 2011, compared with $1.3 billion for the comparable period in 2010. In May 2011, we completed our acquisition of Consolidated Thompson for a net acquisition price of $4.4 billion. In addition, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125.0 million, including accrued and unpaid interest, during April 2011. Capital expenditures were $478.9 million and $150.1 million for the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, the net cash used by investing activities was partially offset by $93.1 million of settlements on the Canadian dollar foreign exchange contracts used to hedge a portion of the purchase price related to the acquisition of Consolidated Thompson. Investing activities in the first nine months of 2010 included capital contributions of $26.5 million related to our investment in Amapá as well as $155 million related to the repayment of Amapá’s debt in February and May of 2010. In February 2010, we also completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103 million. During the third quarter of 2010, we completed the acquisition of additional common shares of Spider for $89.8 million in cash, increasing our ownership interest to 85 percent as of September 30, 2010. In addition, we also completed the acquisition of all the coal operations of CLCC in July 2010 for an aggregate acquisition price of $774.5 million.

Non-cash investing activities during the first nine months of 2010 included the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest, which was completed on January 27, 2010. Non-cash items for the nine months ended September 30, 2010 also included gains of $38.6 million related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition.

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2011 will be approximately $900 million. This expectation includes capital expenditures related to the acquisition of Consolidated Thompson. Through our acquisition of Consolidated Thompson, we assumed capital commitments related to an expansion of the Bloom Lake mine in order to increase production capacity. The project to increase production capacity by 8.0 million metric tons of iron ore concentrate per year has been approved for capital investments of approximately $615 million, of which approximately $456 million is expected to be spent throughout the remainder of 2011 and 2012. In addition, as we continue to increase production into 2011, capital expenditures will include the expansion of our Empire and Tilden mines in Michigan’s Upper Peninsula in order to extend the existing production capacity at our Empire mine and increase production capacity at our Tilden mine. The expansion project requires a capital investment of approximately $264 million, of which approximately $55 million has been committed and is expected to be spent throughout the remainder of 2011 and 2012. In Asia Pacific, an expansion project has been approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require an initial capital cash outflow of approximately $206 million, of which $73 million is expected to be spent throughout the remainder of 2011 and 2012. In the first quarter of 2011, we began a project to bring Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. Approximately $18 million of committed capital is scheduled to be spent in relation to this project throughout the remainder of 2011 and 2012. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. The remaining expenditures for the new longwall plow system were completed as of the third quarter of 2011. Construction of a new portal at Oak Grove has continued into 2011 in order to improve productivity and support growth and expansion of the mine. The remaining expenditures for the portal were substantially completed during the third quarter of 2011. As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we have capital projects to repair the damage of approximately $55 million. The expenditures on this project are expected to be made in 2011.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend approximately $40 million on exploration and development activities in 2011, which will provide us with opportunities for significant future potential reserve additions globally. Through the first nine months of 2011, we have spent approximately $27.6 million related to our involvement in exploration and development activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first nine months of 2011 was $2.4 billion, compared with net cash provided by financing activities of $1.1 billion for the comparable period in 2010. Cash flows from financing activities in the first nine months of 2011 included $998.1 million in net proceeds from the issuance of two tranches of senior notes in the aggregate principal amount of $1 billion, completed through a public offering in March and April 2011. In addition, we borrowed $750.0 million under the bridge credit facility and $1.25 billion under the term loan in May 2011, and incurred $38.3 million and $8.7 million, respectively, of issuance costs related to the execution and funding of each arrangement. We used the net proceeds from the public offering of senior notes, the bridge credit facility and the term loan to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson, including the related fees and expenses. A portion of the funds were also used for the repayment of the Consolidated Thompson convertible debentures that were included among the liabilities assumed in the acquisition. We completed a public offering of 10.35 million of our common shares in June 2011. The net proceeds from the offering were approximately $853.7 million at a sales price to the public of $85.63 per share. A portion of the net proceeds were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes.

In August 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement in order to amend the terms of our existing $600 million multicurrency credit agreement. The credit agreement resulted in, among other things, a $1.75 billion revolving credit facility. As a condition of the credit agreement terms, $250 million was drawn against the revolving credit facility in order to pay down a portion of the term loan. The $250 million payment was in addition to the scheduled August principal payment on the term loan of $15.6 million. Additionally, our Board of Directors approved a new share repurchase plan that authorizes us to purchase up to four million of our outstanding shares. During the third quarter, we purchased approximately three million shares at a cost of approximately $222 million, or an average price of approximately $74 per share.

Cash flows from financing activities in the comparable period in 2010 primarily included $397.7 million and $990.3 million in net proceeds from two public offerings of senior notes, which we completed in March and September of 2010, respectively. The net proceeds from the first public offering in 2010 were used for the repayment of our $200 million term loan under our credit facility, which we repaid in March 2010, the repayment of our share of Amapá’s remaining debt outstanding during the second quarter of 2010 and for the financing of a portion of the purchase price for the Spider and CLCC acquisitions. A portion of the net proceeds from the second public offering in 2010 were used for the repayment of the $350 million borrowings outstanding under the credit facility at that time.

Successful execution of these offerings discussed above has allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market continues to improve in 2011.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures at September 30, 2011 and December 31, 2010:

	(In Millions)
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$545.1	$1,566.7

Credit facility	$1,750.0	$600.0
Revolving loans drawn	(250.0)	-
Senior notes	2,725.0	1,725.0
Senior notes drawn	(2,725.0)	(1,725.0)
Term loan	1,000.0	-
Term loans drawn	(1,000.0)	-
Letter of credit obligations and other commitments	(23.5)	(64.7)

Borrowing capacity available	$1,476.5	$535.3

Refer to NOTE 8 – DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of September 30, 2011 and December 31, 2010, we were in compliance with each of our financial covenants.

Our primarily sources of funding consist of cash generated by the business and cash on hand, which totaled $545.1 million as of September 30, 2011. We also have a $1.75 billion revolving credit facility, which matures in 2016. This facility has available borrowing capacity of $1.5 billion as of September 30, 2011. The combination of cash and the credit facility gives us over $2.0 billion in liquidity entering the fourth quarter of 2011, which is expected to be used for general corporate purposes and to fund our business obligations.

Based on our current borrowing capacity and the actions we have taken to conserve cash, we have adequate liquidity and expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility, or through exercising the $250 million accordion in our revolving credit facility or the $250 million accordion made available through the term loan. Our execution of an amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility in August 2011 provides evidence of funding available through the bank market. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the debt market. Our issuance of a $1 billion public offering of 10-year and 30-year senior notes in March and April 2011 provides evidence that capacity in the bond markets has improved for investment grade companies compared to conditions impacting such markets in previous years. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. In addition, various capital markets may provide additional sources of funding.

Market Risks

We are subject to a variety of risks, including those caused by changes in foreign exchange rates, interest rates and commodity prices. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. At September 30, 2011, we had $315 million of outstanding foreign currency exchange contracts with varying maturity dates ranging from October 2011 to September 2012 for which we elected hedge accounting, effective October 2010. We also had $45 million of outstanding foreign currency exchange contracts with varying maturity dates ranging from October 2011 to January 2012 that we have been holding as economic hedges, entered into prior to October 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts by approximately $32 million, and a 10 percent decrease would reduce the fair value by approximately $38 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

With respect to Canada, we entered into foreign currency exchange contracts and an option contract in order to hedge a portion of the Consolidated Thompson purchase price on the open market in the first quarter of 2011. The contracts were considered economic hedges which do not qualify for hedge accounting. As of September 30, 2011, these contracts have all matured.

In addition, the pellets produced at our Wabush operations and the concentrate produced at our Bloom Lake operations in Canada represented approximately 23 percent of our total iron ore production in North America as of September 30, 2011. This operation is subject to currency exchange fluctuations between the United States and Canadian currency. We do not currently hedge our exposure to this currency exchange fluctuation; however, we may enter into hedging instruments in the future to hedge such exposures.

Interest Rate Risk

Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility and term credit facility is at a floating rate based upon a base rate or the LIBOR rate plus a margin depending on the leverage ratio. As of September 30, 2011, we had $250 million drawn on the revolving credit facility and $984.4 million outstanding on the term credit facility. A 100 basis point change to the base rate or the LIBOR rate under both of these arrangements would result in a change of $12.3 million to interest expense on an annual basis.

Pricing Risks

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. This change has impacted certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year. We have reached final pricing settlement with a majority of our U.S. Iron Ore customers through the third quarter of 2011. However, in some cases we are still in the process of revising the terms of our customer supply agreements to incorporate changes to historical pricing mechanisms. As a result, we have recorded certain shipments made to U.S. Iron Ore and Eastern Canadian Iron Ore customers in the first nine months of 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices are actually settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for the first nine months of 2011. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $49.0 million at September 30, 2011 based on provisionally priced iron ore sales recorded at the estimated settlement price for the third quarter of 2011, subject to final pricing. We estimate that a 25 percent change in the settlement prices realized from the September 30, 2011 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $49.0 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

Iron Ore Pricing Discussions

We are in discussions with certain customers regarding how our supply agreements will take into account the change in international market pricing. These discussions may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods.

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

At September 30, 2011, we had a derivative asset of $67.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $45.6 million as of December 31, 2010, based upon the amount of unconsumed tons and the related estimated average hot band steel price. We estimate that a $75 change in the average hot band steel price realized from the September 30, 2011 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $35.2 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 10.9 million MMBtu’s of natural gas at an average delivered price of $4.73 per MMBtu, and 23.6 million gallons of diesel fuel at an average delivered price of $3.17 per gallon during the first nine months of 2011. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 7.8 million gallons of diesel fuel at an average delivered price of $4.42 per gallon during the first nine months of 2011. Our CLCC operations consumed approximately 2.8 million gallons of diesel fuel at an average delivered rate of $3.32 per gallon during the first nine months of 2011. Consumption of diesel fuel by our Asia Pacific Operations was approximately 13.2 million gallons at an average delivered price of $2.00 per gallon for the same period.

In the ordinary course of business, there will also likely be increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites which often result in tariff disputes.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2011 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $17.0 million in our annual fuel and energy costs based on expected consumption for the remainder of 2011.

Outlook

Looking ahead, we anticipate stagnant to only modest growth in the U.S. economy. However, we indicated that the current level of U.S. economic growth should sustain a healthy U.S. business for us. In Asia, historically high year over year crude steel production and iron ore imports continue to support demand for our products across our iron ore segments exposed to the seaborne market.

U.S. Iron Ore Outlook (Long tons)

For 2011, we are modestly decreasing our expected sales volume in U.S. Iron Ore to approximately 24 million tons from our previous expectation of 25 million tons, driven by vessel availability and adjustments in customer pellet requirements.

U.S. Iron Ore revenue per ton is expected to be approximately $135 to $140, up from the previous expectation of $130 to $135, based on the following assumptions:

•	A Platts 62 percent iron ore spot price of $140 per ton (C.F.R. China) is maintained for the remainder of 2011;

•	2011 U.S. blast furnace utilization of approximately 70 percent;

•	2011 average hot rolled steel pricing of $700 to $750 per ton; and

•	An approximately $5 per ton increase related to fully consolidating Empire Mine.

In addition, the revenue per ton expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenue per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements.)

We are increasing our U.S. Iron Ore 2011 production volume to approximately 24 million tons. We are also increasing our cash cost per ton expectation to approximately $60 to $65, up from our previous expectation of $55 to $60. Both increases are related to fully consolidating Empire Mine. For 2011, depreciation, depletion and amortization is expected to be approximately $4 per ton.

In 2012, we expect to produce and sell approximately 23 million tons from our U.S. Iron Ore business. This sales volume expectation assumes a 70 to 75 percent blast furnace utilization rate in 2012.

Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)

For 2011, we are decreasing our Eastern Canadian Iron Ore expected sales and production volume to approximately 8 million tons from a previous expectation of 9 million tons. The decrease is driven by lower than anticipated pellet product available for sale from our Wabush Mine and an adjustment to Bloom Lake’s current shipping plan for the remainder of 2011.

We are decreasing our 2011 Eastern Canadian Iron Ore revenue per ton outlook to approximately $160 to $165, from our previous expectation of $170 to $175, assuming the following:

•	A Platts 62 percent iron ore spot price of $140 per ton (C.F.R. China) is maintained for the remainder of 2011; and

•	A product mix of approximately 50 percent concentrate and 50 percent pellets.

We expect full year 2011 Eastern Canadian Iron Ore cash cost per ton of approximately $90 to $95, up from a previous range of $85 to $90.

We also anticipate non-cash inventory step-up costs of approximately $8 per ton and depreciation, depletion and amortization of approximately $16 per ton for full year 2011.

In 2012, we expect to produce and sell approximately 12 million tons from our Eastern Canadian Iron Ore business, comprised of approximately one third iron ore pellets and two thirds iron ore concentrate.

Asia Pacific Iron Ore Outlook (Metric tons, F.O.B. the port)

We are maintaining our full year 2011 Asia Pacific Iron Ore expected sales volume of approximately 8.8 million tons and production volume of approximately 9 million tons. Our 2011 Asia Pacific Iron Ore revenue per ton outlook is approximately $155 to $160, decreased from our previous expectation of $160 to $165, assuming the following:

•	A Platts 62 percent iron ore spot price of $140 per ton (C.F.R. China) is maintained for the remainder of 2011; and

•	A product mix of approximately 50 percent lump and 50 percent fines iron ore.

Full year 2011 Asia Pacific Iron Ore cash cost per ton is expected to be approximately $60 to $65. We anticipate depreciation, depletion and amortization to be approximately $11 per ton for full year 2011.

In 2012, we expect to produce and sell approximately 11 million tons from our Asia Pacific Iron Ore business, comprised of approximately 50 percent iron ore lump and 50 percent iron ore fines. The year over year increase in sales and production volume is the result of our ongoing expansion plans at our Asia Pacific Iron Ore operations announced in the year-ago quarter.

North American Coal Outlook (Short tons, F.O.B. the mine)

We indicated we are decreasing our 2011 North American Coal sales volume expectation to approximately 4 million tons from our previous expectation of 4.5 million tons. The decrease is primarily related to sales from the Oak Grove Mine resuming in January 2012, rather than our previous estimate of December 2011. Sales volume mix is anticipated to be approximately 1.6 million tons of low volatile metallurgical coal and 1.4 million tons of high volatile metallurgical coal, with thermal coal making up the remainder of the expected sales volume. Full year 2011 production volume is expected to be approximately 4.9 million tons.

We have revised our North American Coal 2011 revenue per ton expectation to approximately $115 to $120 and are maintaining our cash cost per ton expectation to approximately $110 to $115. Full year 2011 depreciation, depletion and amortization is expected to be approximately $20 per ton.

In 2012, we expect to sell approximately 7.2 million tons from our North American Coal business, comprised of approximately 4.3 million tons of low volatile metallurgical coal, 1.8 million tons of high volatile metallurgical coal and 1.1 million tons of thermal coal. Full year 2012 production volume is expected to be approximately 6.6 million tons. As indicated above, we anticipate having approximately 600,000 tons of low volatile metallurgical “clean coal equivalent” within our coal inventory stockpile by the end of 2011.

The following table provides a summary of our 2011 guidance for our four business segments:

	2011 Outlook Summary
	U.S. Iron Ore (1)		Eastern Canadian Iron Ore (2)		Asia Pacific Iron Ore (3)		North American Coal (4)
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons)	24	25	8	9	8.8	8.8	4.0	4.5

Revenue per ton	$135 - $140	$130 - $135	$160 - $165	$170 - $175	$155 - $160	$160 - $165	$115 - $120	$120 - $125

Cash cost per ton	$60 - 65	$55 - $60	$90 - 95	$85 - $90	$60 - $65	$60 - $65	$110 - $115	$110 - $115

DD&A per ton	$4	$3	$16	$15	$11	$12	$20	$20

(1)	U.S. Iron Ore tons and North American Iron Ore tons are reported in long tons.
(2)	Eastern Canadian lron Ore and Bloom Lake Iron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.

Outlook for Sonoma Coal and Amapá (Metric tons, F.O.B. the port)

We have a 45 percent economic interest in Sonoma Coal. For 2011, we are increasing our sales volume expectation to approximately 1.4 million tons from our previous expectation of 1.2 million tons. The approximate product mix is expected to be about two thirds thermal coal and one third metallurgical coal. We are modestly increasing our full year 2011 production volume expectation to approximately 1.6 million tons. Cash cost per ton is expected to be approximately $90 to $95. For 2011, depreciation, depletion and amortization is expected to be approximately $14 per ton.

In 2012, we expect to produce and sell approximately 1.6 million tons for our share of Sonoma Coal. The product mix is expected to be comprised of approximately one third metallurgical coal and two thirds thermal coal.

We expect Amapá to contribute over $35 million in equity income in 2011 with similar profitability in 2012.

SG&A Expenses

Our full year 2011 SG&A expense expectation is approximately $290 million, which includes approximately $35 million related to Sonoma Coal partner profit sharing and approximately $25 million in non-recurring acquisition costs resulting from the Consolidated Thompson acquisition.

Other Expectations

We expect to incur cash outflows of approximately $85 million to support future growth comprised of approximately $40 million related to our global exploration activities and approximately $45 million related to our chromite project in Ontario, Canada.

As a result of the benefits of tax planning and discrete items described above, we now anticipate a full-year effective tax rate of approximately 18 percent for 2011, down from our previous expectation of 26 percent. We are decreasing our expectation for full year 2011 depreciation, depletion and amortization to approximately $420 million, from our previous expectation of $440 million.

2011 Capital Budget Update and Other Uses of Cash

For 2011, based on the above outlook, we would generate an anticipated $2.2 billion in cash from operations.

We are decreasing our 2011 capital expenditures budget to approximately $900 million from our previous estimate of approximately $1 billion. The decrease is driven by an adjustment in timing of capital spending on certain growth projects. We indicated the revised capital expenditure expectation is comprised of approximately $300 million in sustaining capital and $600 million in growth and expansion capital.

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

Fugitive Dust / PM10 at Northshore Mining Silver Bay Plant Site. For the period from November 2010 to June 2011, Northshore disclosed five elevated measurements of PM10 at an internal air monitor southwest of the pellet storage yard. During the spring of 2011, Northshore also received several external comments regarding a perceived increase in dust fallout from the facility. A complaint was registered to the MPCA in early June 2011 to the same effect. MPCA verbally notified Northshore during June 2011 that it intended to pursue enforcement with respect to the elevated monitored levels. Northshore received the first draft of a Stipulation Agreement from MPCA in mid-August 2011 and will be working with the agency to finalize that agreement during the latter part of 2011. Northshore does not anticipate that any settlement of the matter will have a material impact on its business.

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

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal. The MRRT is proposed to apply from July 1, 2012 to existing and future projects at an effective tax rate of 22.5 percent. In December 2010, the Australian government’s taskforce that was charged with recommending design principles for the new tax delivered its recommendations on the MRRT to the Australian government. The recommendations paper provided detail about key features of the MRRT and included both industry and public input, which assisted in the final development of the framework. The first release of the government’s exposure draft legislation came out on June 10, 2011 which was available for public consultation until July 14, 2011. Upon consideration of the public’s comments and recommendations, the second exposure draft was released on September 18, 2011, with a closing date of October 5, 2011 for public consultation. It has been suggested this second exposure draft will also be the last one released for public comment, as the final legislation is expected to be introduced into Parliament towards the end of 2011 or early 2012. This momentum by the Australian government indicates their aim to pass the law through Parliament in time for the proposed July 1, 2012 start date. If implemented as proposed, the MRRT may have a significant impact on our financial statements. The impacts of the MRRT will be recorded in the financial period during which the legislation is enacted.

Reduced economic growth in China and uncertainty or weaknesses in global economic conditions could adversely affect our business.

The world price of iron ore and coal are strongly influenced by international demand and global economic conditions. The current level of international demand for raw materials for steel production is largely driven by rapid industrial growth in China. If the economic growth rate in China slows for an extended period of time, less steel would be used in construction and manufacturing. In addition, uncertainties or weaknesses in global economic conditions, including the ongoing sovereign debt crisis in Europe, could adversely affect our business and negatively impact our financial results. Although the global economic outlook improved throughout 2010 and into 2011, and the demand for steel and steel-making products improved, another global economic downturn remains a possibility. If the economic growth rate in China slows for an extended period of time, or if another global economic downturn were to occur, we would likely see decreased demand for our products and decreased prices, resulting in lower revenue levels and decreasing margins.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to our VNQDC Plan, we sold a total of 805 of our common shares on September 1, 2011 for an aggregate consideration of $66,018 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by thirteen officers under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
July 1 – 31, 2011	-	-	-	2,495,400
August 1 – 31, 2011	2,300,000	72.26	2,300,000	1,700,000
September 1 – 30, 2011	709,013	78.64	708,800	991,200

Total	3,009,013	73.76	3,008,800	991,200

(1)	On August 15, 2011, the Board of Directors approved a new share repurchase plan pursuant to which we may purchase up to an aggregate of four million common shares. The new share repurchase plan replaced our existing share repurchase plan. The new share repurchase plan expires on December 31, 2012.

(2)

On September 7, 2011, the Company acquired 213 common shares from an employee recipient of the 2008 to 2010 Performance Share award in order to satisfy the tax withholding obligation of the award pursuant to the terms of the ICE Plan.

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

Our mine locations did not receive any flagrant violations under section 110(b)(2) of the FMSH Act and no written notices of a pattern of violations, or the potential to have a pattern of such violations, under section 104(e) of the FMSH Act were received for the three and nine months ended September 30, 2011. In addition, there were no mining-related fatalities at any of our mine locations during the same period.

Following is a summary of the information listed above for the three and nine months ended September 30, 2011:

		Three months ended September 30, 2011
		(A)	(B)	(C)	(D)		(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (1)	Pending Legal Action
Pinnacle	Coal	23	0	4	1	(2)	$19,389	None
Green Ridge	Coal	5	0	5	0		$300	None
Oak Grove	Coal	36	5	4	0		$53,185	2
Dingess-Chilton	Coal	27	0	1	0		$2,678	None
Powellton	Coal	21	0	0	0		$13,007	None
Saunders Prep	Coal	1	0	0	0		$0	None
Toney Fork	Coal	12	0	0	0		$0	None
Elk Lick Tipple	Coal	0	0	0	0		$0	None
Lower War Eagle	Coal	0	0	0	0		$0	None
Elk Lick Chilton	Coal	0	0	0	0		$0	None
Tilden	Iron Ore	1	0	0	0		$12,446	None
Empire	Iron Ore	1	0	0	0		$615	None
NorthShore	Iron Ore	0	0	0	0		$0	None
Hibbing Taconite	Iron Ore	0	0	0	0		$1,303	None
United Taconite	Iron Ore	0	0	0	0		$807	1

		Nine months ended September 30, 2011
		(A)	(B)	(C)	(D)		(E)	(F)
Mine Location	Operation	Section 104	Section 104(b)	Section 104(d)	Section 107(a)		Proposed Assessments (1)	Pending Legal Action
Pinnacle	Coal	84	4	6	1		$118,367	None
Green Ridge	Coal	19	0	11	0		$14,041	None
Oak Grove	Coal	110	7	12	1		$485,789	2
Dingess-Chilton	Coal	72	0	2	1		$61,428	None
Powellton	Coal	71	1	0	0		$80,632	None
Saunders Prep	Coal	4	0	0	0		$1,255	None
Toney Fork	Coal	34	1	0	0		$90,005	None
Elk Lick Tipple	Coal	0	0	0	0		$2,195	None
Lower War Eagle	Coal	0	0	0	0		$0	None
Elk Lick Chilton	Coal	0	0	0	0		$0	None
Tilden	Iron Ore	19	0	0	0		$93,877	None
Empire	Iron Ore	9	0	1	0		$45,845	None
NorthShore	Iron Ore	83	1	0	0		$305,900	None
Hibbing Taconite	Iron Ore	22	0	0	0		$153,202	None
United Taconite	Iron Ore	40	3	1	4		$222,022	1

(1)	Amounts included under the heading “Proposed Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before September 30, 2011.

(2)

On September 6, 2011, Pinnacle received an imminent danger order due to elevated methane and decreased oxygen levels at a specific location in the Pinnacle mine. All non-essential mine personnel were removed from the affected area. MSHA terminated the imminent danger order on September 7, 2011. The conditions cited in the imminent danger order did not result in an accident or injury and is not expected to have a material adverse impact on the operations at the Pinnacle mine.

ITEM 6.	Exhibits

(a)	List of Exhibits-Refer to Exhibit Index on page 80.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: November 1, 2011	By	/s/ Terrance M. Paradie
Terrance M. Paradie
Senior Vice President - Corporate
Controller and Chief Accounting Officer

Exhibit Index

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources, Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4(a)

Amended and Restated Credit Agreement, entered into as of August 11, 2011, among Cliffs Natural Resources Inc., certain foreign subsidiaries of the company from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, and the various institutions from time to time party thereto (filed as Exhibit 10(a) to Form 8-K of Cliffs on August 17, 2011 and incorporated by reference herein)

Not Applicable

4(b)

Amendment Agreement to Term Loan Agreement, entered into as of August 11, 2011, among Cliffs Natural Resources Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders party thereto (filed as Exhibit 10(b) to Form 8-K of Cliffs on August 17, 2011 and incorporated by reference herein)

Not Applicable

10(a)	Form of Change in Control Severance Agreement (filed as Exhibit 10.1 to Form 8-K of Cliffs on September 19, 2011 and incorporated by reference herein)	Not Applicable

31(a)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of November 1, 2011

Filed Herewith

31(b)

Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of November 1, 2011

Filed Herewith

32(a)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, Chairman, President and Chief Executive Officer for Cliffs Natural Resources Inc., as of November 1, 2011

Furnished Herewith

32(b)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer for Cliffs Natural Resources Inc., as of November 1, 2011

Furnished Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document