Form 10-K
period 2011-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2012-02-16
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $92.45 per share as reported on the New York Stock Exchange — Composite Index, was $13,430,571,403 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 142,013,534 as of February 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held on May 8, 2012 are incorporated by reference into Part III.

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
Anglo	Anglo American plc
APBO	Accumulated Postretirement Benefit Obligation
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ArcelorMittal USA	ArcelorMittal USA LLC (including many of its North American affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)
ASC	Accounting Standards Codification
AusQuest	AusQuest Limited
BART	Best Available Retrofit Technology
BHP	BHP Billiton
Bloom Lake	Bloom Lake Iron Ore Mine Limited Partnership
BNSF	Burlington Northern Santa Fe, LLC
CAC	Cliffs Australia Coal Pty Ltd.
CAWO	Cliffs Australian Washplant Operations Pty Ltd
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
C.F.R.	Cost and Freight
C.I.F.	Cost, Insurance and Freight
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
Cliffs Erie	Cliffs Erie LLC
CN	Canadian Railway Company
Cockatoo Island	Cockatoo Island Joint Venture
Compensation Committee	Compensation and Organization Committee
Consent Order	Administrative Order by Consent
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
CSAPR	Cross State Air Pollution Rule
CSXT	CSX Transportation
DEP	Department of Environment Protection
Directors’ Plan	Nonemployee Directors’ Compensation Plan, as amended and restated 12/31/2008
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dofasco	ArcelorMittal Dofasco Inc.
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMPI	Executive Management Performance Incentive Plan
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act 1977

Abbreviation or acronym	Term
F.O.B.	Free on board
Freewest	Freewest Resources Canada Inc. (now known as Cliffs Chromite Ontario Inc.)
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
IFRS	International Financial Reporting Standards
INR	INR Energy, LLC
IRS	U.S. Internal Revenue Service
Ispat	Ispat Inland Steel Company
JORC	Joint Ore Reserves Code
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
MDEQ	Michigan Department of Environmental Quality
MMBtu	Million British Thermal Units
MP	Minnesota Power, Inc.
MPCA	Minnesota Pollution Control Agency
MPI	Management Performance Incentive Plan
MPSC	Michigan Public Service Commission
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
NAAQS	National Ambient Air Quality Standards
NBCWA	National Bituminous Coal Wage Agreement
NDEP	Nevada Department of Environmental Protection
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
OPIP	Operations Performance Incentive Plan
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
Pluton Resources	Pluton Resources Limited
PM10	Particulate matter with a diameter smaller than 10 micron
Portman	Portman Limited (now known as Cliffs Asia Pacific Iron Ore Holdings Pty Ltd)
PPACA	Patient Protection and Affordable Care Act
PRP	Potentially responsible party
Qcoal	Qcoal Pty Ltd
Reconciliation Act	Health Care and Education Reconciliation Act
renewaFUEL	renewaFUEL, LLC (now known as Cliffs Michigan Biomass, LLC)
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits
RTWG	Rio Tinto Working Group
SARs	Stock Appreciation Rights

Abbreviation or acronym	Term
SEC	U.S. Securities and Exchange Commission
Severstal	Severstal North America, Inc.
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SMCRA	Surface Mining Control and Reclamation Act
SMM	Sonoma Mine Management
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc. (now known as Cliffs Chromite Far North Inc.)
TCR	The Climate Registry
Tilden	Tilden Mining Company L.C.
TMDL	Total Maximum Daily Load
TSR	Total Shareholder Return
UMWA	United Mineworkers of America
United Taconite	United Taconite LLC
UP 1994	1994 Uninsured Pensioner Mortality Table
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.
WEPCO	Wisconsin Electric Power Company
Wheeling	Wheeling-Pittsburgh Steel Corporation
WISCO	Wuhan Iron and Steel (Group) Corporation

PART I

Item 1.    Business.

Introduction

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Driven by the core values of safety, social, environmental and capital stewardship, our Company’s associates across the globe endeavor to provide all stakeholders operating and financial transparency. Our Company is organized through a global commercial group responsible for sales and delivery of our products and a global operations group responsible for the production of the minerals that we market. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys, and our Global Exploration Group.

In the U.S., we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that primarily provide iron ore to the seaborne market for Asian steel producers. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, and in Ontario, Canada, we have a major chromite project in the pre-feasibility stage of exploration. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

Industry Overview

Our business is largely driven by global demand for steelmaking raw materials in both developed and emerging economies. The environment for steelmaking in the U.S. and Canada during 2011 improved over the previous year, but still remained at levels lower than production capability. Steelmaking in Asia, led by China’s economy, reached historically high levels in 2011. Global crude steel production, the primary driver of our business, was up approximately five percent in 2011 as compared to 2010. This included increases of approximately nine and seven percent in China and the U.S., respectively, which are the two largest markets for the Company. China produced approximately 683 million metric tons of crude steel in 2011, representing approximately 46 percent of global production.

The rapid growth in steel production in China over recent years has only been partially met by a corresponding increase in domestic Chinese iron ore production. Chinese iron ore deposits, although substantial, are of a lower grade (less than half of the equivalent iron ore content) than the current iron ore supplied from Brazil and Australia.

The world price of iron ore is influenced heavily by international demand, and rising spot market prices for iron ore have reflected this trend in recent years. The rapid growth in Chinese demand has created a market imbalance, which continues to indicate demand is outpacing supply. As a result of increasing spot prices for iron ore, there has been a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Toward the latter half of 2011, spot prices for iron ore partially were impacted by the uncertainty in the world’s equity markets, the ongoing sovereign debt crisis in Europe and tighter credit markets in Asia. At the end of 2011 and into 2012, the Chinese monetary policy appears to have somewhat eased and many participants have returned to the market, leading to stabilization of spot prices.

The world market for metallurgical coal is also influenced by international demand. Throughout 2011, reported spot prices in Asia Pacific remained high by historical standards, at times trading above announced quarterly settlement price ranges of $225 to $330 per metric ton.

During 2011, capacity utilization among steelmaking facilities in North America demonstrated continued improvement, reaching an average rate of approximately 75 percent at year-end up from an average rate of approximately 70 percent for 2010. The U.S. economy remained stable, sustaining a healthy North American business. High year-over-year crude steel production and iron ore imports in Asia supported demand for our products in the seaborne markets. As a result, we increased production at most of our facilities during 2011.

Growth Strategy and Recent Developments

In 2011, we continued to increase our operating scale and presence as an international mining and natural resources company by maintaining our focus on integration and execution, including the integration of our acquisition of Consolidated Thompson. In addition, we have a number of capital projects underway in all of our reportable business segments. We believe these projects will continue to improve our operational performance, diversify our customer base and extend the reserve life of our portfolio of assets, all of which are necessary to sustain continued growth. As we continue to successfully grow our core mining businesses, we center our decision making on areas that will allow our management focus and allocation of capital resources to be deployed where we believe we can have the most impact for our stakeholders. Throughout 2011, we also reinforced our global reorganization, as our leadership moved to an integrated global management structure.

Specifically, we continued our strategic growth as an international mining and natural resources company through the following transactions in 2011:

Cliffs Chromite Project.    In February 2011, we released preliminary project information for potential development of our Black Thor chromite deposit in the McFaulds Lake area of Northern Ontario. This project involves the largest known North American chromite deposit, located in one of the most remote areas of Ontario, the Far North. To date, exploration has consisted of geophysics and diamond drilling to delineate the Black Thor chromite zone. The released project information presented a base case reflecting one set of realistic options for the major inter-related components of the project, from mining of the chromite ore to ferrochrome production. During the course of pre-feasibility, feasibility and detailed design studies, other viable options may be identified and considered.

Consolidated Thompson.    In May 2011, we acquired all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction including net debt. The acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. The properties acquired through the acquisition are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply the iron ore produced to the seaborne market. The acquisition also is expected to further diversify our existing customer base. Approval for capital investments totaling over $1.3 billion over the 2011 to 2016 timeframe have been obtained from our Board of Directors for the expansion of the Bloom Lake mine and processing capabilities in order to ramp-up production capacity from 8.0 million to 16.0 million metric tons of iron ore concentrate per year. The approved capital investments also include common infrastructure necessary to support the mine’s future production levels.

We also continued to pursue growth opportunities through early involvement in exploration and development activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions.

Business Segments

As a result of the acquisition of Consolidated Thompson, we revised the number of our operating and reportable segments as determined under ASC 280 in 2011. Our company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys, and Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia

Pacific Iron Ore. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

The U.S. Iron Ore, Eastern Canadian Iron Ore, and North American Coal business segments are headquartered in Cleveland, Ohio. Our Asia Pacific headquarters is located in Perth, Australia, and our Latin American headquarters has been relocated to Santiago, Chile. In addition, the Ferroalloys and Global Exploration Group operating segments currently are managed from our Cleveland, Ohio location.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company. Financial information about our segments, including financial information about geographic areas, is included in Item 7 and NOTE 2 — SEGMENT REPORTING included in Item 8 of this Annual Report on Form 10-K.

U.S. Iron Ore and Eastern Canadian Iron Ore

We are a major global iron ore producer, primarily selling production from U.S. Iron Ore to integrated steel companies in the U.S. and Canada, and production from Eastern Canadian Iron Ore to the seaborne market for Asian steel producers. We manage and operate five iron ore mines located in Michigan and Minnesota and two iron ore mines in Eastern Canada. The U.S.-based mines and one of the mines in Eastern Canada currently have an annual rated capacity of 38.5 million gross tons of iron ore pellet production, representing 45.4 percent of total pellet production capacity in the U.S. and Canada. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 30.0 million gross tons, representing 35.4 percent of total annual pellet capacity in the U.S. and Canada. The second iron ore mine that we manage and operate in Eastern Canada currently has an annual rated capacity of 8.0 million gross tons of iron ore concentrate.

The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. and Canadian pellet production capacity for each of the respective iron ore producers in the U.S. and Canada as of December 31, 2011:

U.S. and Canadian Iron Ore Pellet

Annual Rated Capacity Tonnage

	Current Estimated Capacity (Gross Tons in Millions)	Percent of Total U.S. and Canadian Capacity
All Cliffs’ managed mines	38.5	45.4%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	16.0	18.9
Keewatin Taconite	5.2	6.1

Total U.S. Steel	21.2	25.0
ArcelorMittal USA Minorca mine	2.8	3.3

Total other U.S. mines	24.0	28.3
Other Canadian mines
Iron Ore Company of Canada	13.0	15.3
ArcelorMittal Mines Canada	9.3	11.0

Total other Canadian mines	22.3	26.3

Total U.S. and Canadian mines	84.8	100.0%

Our U.S. iron ore production generally is sold pursuant to term supply agreements with various price adjustment provisions, whereas our Eastern Canadian iron ore production is sold pursuant to multi-year and short-term pricing arrangements that are linked to the spot market.

For the year ended December 31, 2011, we produced a total of 31.0 million tons of iron ore pellets at U.S. Iron Ore, including 23.7 million tons for our account and 7.3 million tons on behalf of steel company partners of the mines. At Eastern Canadian Iron Ore, we produced a total of 6.9 million metric tons of iron ore pellets and concentrate for the same period, with concentrate production measured from the date of our acquisition of Consolidated Thompson in 2011.

We produce various grades of iron ore pellets, including standard, fluxed and high manganese, for use in our customers’ blast furnaces as part of the steelmaking process. The variation in grades results from the specific chemical and metallurgical properties of the ores at each mine and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation, in many cases our iron ore pellets can be used interchangeably. Industry demand for the various grades of iron ore pellets depends on each customer’s preferences and changes from time to time. In the event that a given mine is operating at full capacity, the terms of most of our pellet supply agreements allow some flexibility in providing our customers iron ore pellets from different mines.

Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrates into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. “High manganese” pellets are the pellets produced at our Wabush operation in Eastern Canada, where there is more natural manganese in the crude ore than is found at our other operations. The manganese contained in the iron ore mined at Wabush cannot be removed entirely during the concentrating process. Wabush produces manganese pellets, both in standard and fluxed grades.

It is not possible to produce pellets with identical physical and chemical properties from each of our mining and processing operations. The grade or grades of pellets purchased by and delivered to each customer are based on that customer’s preferences and availability.

Each of our U.S. Iron Ore mines is located near the Great Lakes and both of our Eastern Canadian Iron Ore mines are located near the St. Lawrence Seaway, which is connected to the Great Lakes. The majority of our iron ore pellets and concentrate are transported via railroads to loading ports for shipment via vessel to steelmakers in the U.S., Canada or into the international seaborne market.

Our U.S. Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by weather conditions on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. At December 31, 2011 and 2010, we had approximately 1.2 million and 0.8 million tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.

U.S. Iron Ore Customers

Our U.S. Iron Ore revenues primarily are derived from sales of iron ore pellets to the North American integrated steel industry, consisting of seven major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements largely is dependent on customer requirements, and in many cases, we are the sole supplier of iron ore to the customer. Historically, each agreement has contained a base price that is adjusted annually using one or more adjustment factors. Factors that could result in a price adjustment include international pellet prices, measures of general industrial inflation and steel prices. Additionally, certain of our supply agreements have a provision that limits the amount of price increase or decrease in any given year. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess the impact a change to the historical annual pricing mechanism would have on certain of our larger existing U.S. Iron Ore customer supply agreements and resulted in modifications to certain of our U.S. Iron Ore customer supply agreements for the 2011 contract year. We reached final pricing settlements with a majority of our U.S. Iron Ore customers for the 2011 contract year. However, in some cases we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing.

During 2011, 2010 and 2009, we sold 24.2 million, 23.0 million and 13.7 million tons of iron ore pellets, respectively, from our share of the production from our U.S. Iron Ore mines. The segment’s five largest customers together accounted for a total of 83 percent, 91 percent and 92 percent of U.S. Iron Ore product revenues for the years 2011, 2010 and 2009, respectively. Refer to Concentration of Customers within Item 1 — Business, for additional information regarding our major customers.

Eastern Canadian Iron Ore Customers

Our Eastern Canadian Iron Ore revenues are derived from sales of iron ore pellets and concentrate to the seaborne market for Asian steel producers, consisting of one major customer for iron ore concentrate. The iron ore pellets produced by Eastern Canadian Iron Ore are sold to various customers, none of which are considered individually significant. Pricing for our Eastern Canadian Iron Ore customers consists of a mix of multi-year and short-term pricing arrangements that are linked to the spot market. The arrangements primarily use short-term pricing mechanisms of various durations based on spot prices.

During 2011, 2010 and 2009, we sold 7.4 million, 3.3 million and 2.7 million metric tons of iron ore pellets and concentrate, respectively, from our Eastern Canadian Iron Ore mines, with the segment’s five largest customers together accounting for a total of 59 percent, 67 percent and 82 percent of Eastern Canadian Iron Ore product revenues, respectively. Refer to Concentration of Customers within Item 1 — Business, for additional information regarding our major customers.

North American Coal

We own and operate five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia that currently have a rated capacity of 9.4 million tons of production annually. In 2011, we sold a total of 4.2 million tons, compared with 3.3 million tons in 2010 and 1.9 million tons in 2009. Each of our North American coal mines are positioned near rail or barge lines providing access to international shipping ports, which allows for export of our coal production.

North American Coal Customers

North American Coal’s metallurgical coal production is sold to global integrated steel and coke producers in Europe, Latin America and North America, and its thermal coal production is sold to energy companies and distributors in North America and Europe. Approximately 79 percent of our 2011 production and 72 percent of our 2010 production was committed under one-year contracts. At December 31, 2011, approximately 69 percent of our projected 2012 production has been committed under one-year contracts. North American contract negotiations are largely completed, and international contract negotiations recently have begun. The remaining tonnage primarily is pending price negotiations with our international customers, which typically is dependent on settlements of Australian pricing for metallurgical coal. International customer contracts typically are negotiated on a fiscal year basis extending from April 1 through March 31, whereas customer contracts in North America are typically negotiated on a calendar year basis extending from January 1 through December 31.

International and North American sales represented 54 percent and 46 percent, respectively, of our North American Coal sales in 2011. This compares with 55 percent and 45 percent, respectively, in 2010 and 65 percent and 35 percent, respectively, in 2009. The segment’s five largest customers together accounted for a total of 58 percent, 62 percent and 75 percent of North American Coal product revenues for the years 2011, 2010 and 2009, respectively. Refer to Concentration of Customers within Item 1 — Business, for additional information regarding our major customers.

Asia Pacific Iron Ore

Our Asia Pacific Iron Ore operations are located in Western Australia and include our wholly owned Koolyanobbing complex and our 50 percent equity interest in Cockatoo Island. We serve the Asian iron ore markets with direct-shipping fines and lump ore. Production in 2011 was 8.9 million metric tons, compared with 9.3 million metric tons in 2010 and 8.3 million metric tons in 2009.

These two operations supply a total of three direct-shipping export products to Asia via the global seaborne trade market. Koolyanobbing produces a standard lump and fines product. Cockatoo Island produces a single premium fines product. The lump products are fed directly to blast furnaces, while the fines products are used as sinter feed. The variation in the three export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of the customers.

Koolyanobbing is a collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 60 miles separating the three mining areas. Banded iron formations host the mineralization, which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes, and in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together. In September 2010, our Board of Directors approved a capital project at our Koolyanobbing operation that is expected to increase production output at Koolyanobbing to approximately 11 million metric tons annually. These improvements are expected to be implemented fully by the beginning of the second half of 2012.

Crushing and blending is undertaken at Koolyanobbing, where the crushing and screening plant is located. Once the blended ore has been crushed and screened into a direct lump and fines shipping product, it is transported by rail approximately 360 miles south to the Port of Esperance for shipment to our customers in Asia.

Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 1,200 miles north of Perth and is only accessible by sea and air. Cockatoo Island produces a single high-grade iron ore product known as Cockatoo Island Premium Fines. The deposit is almost pure hematite and contains very few contaminants enabling the shipping grade to be above 66 percent iron. Ore is mined below the sea level on the southern edge of the island. This is facilitated by a sea wall, which enables mining to a depth of approximately 160 feet below sea level. Ore is crushed and screened on-site to the final product sizing. Vessels berth at the island and the fines product is loaded directly to the ship. Cockatoo Island Premium Fines are highly sought in the global marketplace due to their extremely high iron grade and low valueless mineral content. Production at Cockatoo Island ended during 2008 due to construction on Phase 3 of the seawall, and in April 2009, an unanticipated subsidence of the seawall occurred. As a result, production from the mine was delayed and was not expected to resume until the first half of 2011 once the seawall was completed. However, production at Cockatoo Island resumed earlier than expected during the third quarter of 2010 and continued throughout 2011.

In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. The potential transaction is expected to occur at the end of the current stage of mining, Phase 3, which is anticipated to be complete in late 2012. Due diligence has been completed and the definitive sale agreement is being drafted and negotiated. The definitive sale agreement will be conditional on the receipt of regulatory and third-party consents and the satisfaction of other customary closing conditions.

Asia Pacific Iron Ore Customers

Asia Pacific Iron Ore’s production is under contract with steel companies primarily in China and Japan through 2012. Historically, a limited spot market existed for seaborne iron ore as most production has been sold under supply contracts with annual benchmark prices driven from negotiations between the major suppliers and Chinese, Japanese and other Asian steel mills. As discussed above, in 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess and renegotiate the terms of our supply agreements with our customers.

Asia Pacific Iron Ore has five-year term supply agreements with steel producers in China and Japan for the sale of production from its Koolyanobbing operations. Production from Cockatoo Island is sold under short-term supply agreements with steel producers in China, Japan, Korea and Taiwan that run to the end of the 2012 production period. The agreements with steel producers in China and Japan account for approximately 75 percent and 25 percent, respectively, of sales volume. Sales volume under the agreements partially is dependent on customer requirements. As a result of the move away from the annual international benchmark pricing mechanism in 2010, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers, moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. The existing contracts are due to expire at the end of 2012 for our Chinese customers and the end of March 2013 for our Japanese customers. Asia Pacific Iron Ore will be negotiating new contracts in 2012 to cover an extended period.

During 2011, 2010 and 2009, we sold 8.6 million, 9.3 million and 8.5 million metric tons of iron ore, respectively, from our Western Australia mines. No customer comprised more than 10 percent of our consolidated sales in 2011, 2010 or 2009. Asia Pacific Iron Ore’s five largest customers accounted for approximately 50 percent of the segment’s sales in 2011, 36 percent in 2010 and 39 percent in 2009.

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

During 2011, Amapá’s annual production totaled 4.8 million metric tons of iron ore fines, compared with 4.0 million metric tons and 2.7 million metric tons in 2010 and 2009, respectively. Anglo has indicated that it expects Amapá will produce and sell 5.7 million metric tons of iron ore fines products in 2012 and 6.1 million metric tons annually once fully operational, which is expected to occur in 2013, based on current capital expenditure levels. The majority of Amapá’s production is committed under a long-term supply agreement with an operator of an iron oxide pelletizing plant in the Kingdom of Bahrain.

Sonoma

We own a 45 percent economic interest in Sonoma, located in Queensland, Australia. Production and sales totaled approximately 3.5 million and 3.1 million metric tons of coal, respectively, in 2011. This compares with production and sales of approximately 3.5 million metric tons in 2010, and production and sales of approximately 2.8 million and 3.1 million metric tons, respectively, in 2009. The project is expected to produce approximately 3.7 million metric tons of coal annually in 2012 and beyond. Production is expected to include a mix of approximately two-thirds thermal and one-third metallurgical grade coal. In 2009, Sonoma experienced intrusions in the coal seams, which affected raw coal quality, recoverability in the washing process and ultimately the quantity of metallurgical coal in the production mix. As a result, the geological model for Sonoma has been enhanced to reflect the presence of the intrusions and to refine the mining sequence in order to optimize the mix of metallurgical and thermal coal despite being lower than initially planned levels. On a 100 percent basis, Sonoma has economically recoverable reserves of 21.3 million metric tons. Of the 3.5 million metric tons produced in 2011, approximately 3.1 million metric tons were committed under supply agreements. It is expected that approximately 90 percent of the 3.7 million metric tons expected to be produced in 2012 will be committed under supply agreements.

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

We are expanding our leadership position in the industry by focusing on high product quality, technical excellence, superior relationships with our customers and partners and improved operational efficiency through cost-saving initiatives. We operate a fully equipped research and development facility in Ishpeming, Michigan, which supports each of our global operations. Our research and development group is staffed with experienced engineers and scientists and is organized to support the geological interpretation, process mineralogy, mine engineering, mineral processing, pyrometallurgy, advanced process control and analytical service disciplines. Our research and development group also is utilized by iron ore pellet customers for laboratory testing and simulation of blast furnace conditions.

Exploration

Our exploration program is integral to our growth strategy. We have several projects and potential opportunities to diversify our products, expand our production volumes and develop large-scale ore bodies through early involvement in exploration activities. We achieve this by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions. Our global exploration group is led by professional geologists who have the knowledge and experience to identify new projects for future development or projects that add significant value to existing operations. We spent approximately $48.4 million on exploration activities in 2011, and we expect cash expenditures of approximately $90 million on exploration activities in 2012, which we anticipate will provide us with opportunities for significant future potential reserve additions globally.

Concentration of Customers

We had one customer that individually accounted for more than 10 percent of our consolidated product revenue in 2011. In 2010 and 2009, we had three and two customers, respectively, that individually accounted for more than 10 percent of our consolidated product revenue. Total revenue from those customers represented approximately $1.4 billion, $1.8 billion, and $0.8 billion of our total consolidated product revenue in 2011, 2010 and 2009, respectively, and is attributable to our U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal business segments. The following represents sales revenue from each of those customers as a percentage of our total consolidated product revenue, as well as the portion of product sales for U.S. Iron Ore, Eastern Canadian Iron Ore, and North American Coal that is attributable to each of those customers in 2011, 2010 and 2009, respectively:

	Percentage of Total Product Revenue (1)
Customer (2)	2011	2010	2009
ArcelorMittal	21%	19%	28%
Algoma	8	11	10
Severstal	5	11	8

Total	34%	41%	46%

(1)	Excluding freight and venture partners’ cost reimbursements.

(2)	Includes subsidiaries of each customer.

	Percentage of U.S. Iron Ore Product Revenue (1)			Percentage of Eastern Canadian Iron Ore Product Revenue (1)			Percentage of North American Coal Product Revenue (1)
Customer (2)	2011	2010	2009	2011	2010	2009	2011	2010	2009
ArcelorMittal	38%	31%	48%	10%	15%	16%	7%	28%	28%
Algoma	15	21	20	—	—	—	—	2	—
Severstal	8	17	14	4	19	2	—	—	4

Total	61%	69%	82%	14%	34%	18%	7%	30%	32%

(1)	Excluding freight and venture partners’ cost reimbursements.

(2)	Includes subsidiaries of each customer.

ArcelorMittal USA

On April 8, 2011, we entered into an Omnibus Agreement with ArcelorMittal USA in order to settle pending arbitrations. The Omnibus Agreement, among other things, amends the Pellet Sale and Purchase Agreement dated December 31, 2002 (the “Supply Agreement”) covering the Indiana Harbor East facility. Under the terms of the settlement, the parties established specific pricing levels for 2009 and 2010 pellet sales and revised the pricing calculation for the remainder of the term of the Supply Agreement. It was also agreed that a world market-based pricing mechanism would be used beginning in 2011 and through the remainder of the contract term for the Supply Agreement. As a result of this new pricing, both parties agreed to forego future price re-openers.

Prior to the execution of the Omnibus Agreement, we executed on March 19, 2007 an umbrella agreement with ArcelorMittal USA that covered significant price and volume matters under three separate pre-existing iron ore pellet supply agreements for ArcelorMittal USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities. Under the umbrella agreement, ArcelorMittal USA was obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis from 2006 through 2010. The umbrella agreement set the minimum annual tonnage for ArcelorMittal USA through 2010, with pricing based on the facility to which the pellets were delivered. The terms of the umbrella agreement contained buy-down provisions, which permitted ArcelorMittal USA to reduce its tonnage purchase obligation each year at a specified price per ton, as well as deferral provisions, which permitted ArcelorMittal USA to defer a portion of its annual tonnage purchase obligation. In addition, ArcelorMittal USA was permitted to nominate tonnage for export out of the U.S. to any facility owned by ArcelorMittal USA, but pricing needed to be agreed to by the parties. This ability to nominate tonnage for export ceased upon the expiration of the umbrella agreement at the end of 2010, and most of our contracts have reverted back to a requirements basis.

Our pellet supply agreements with ArcelorMittal USA that were in place prior to executing the umbrella agreement have again become the basis for supplying pellets to ArcelorMittal USA, which is based on customer requirements, except for the Indiana Harbor East facility, which is based on customer excess requirements. As discussed above, the Omnibus Agreement amended the Supply Agreement covering the Indiana Harbor East facility in April 2011. The following table outlines the expiration dates for each of the respective agreements.

Facility	Agreement Expiration
Cleveland Works and Indiana Harbor West facilities	2016
Indiana Harbor East facility	2015
Weirton facility	2018

ArcelorMittal USA is a 62.3 percent equity participant in Hibbing and a 21 percent equity partner in Empire with limited rights and obligations. ArcelorMittal was a 28.6 percent participant in Wabush through its subsidiary Dofasco. On February 1, 2010, we acquired the remaining interest in Wabush, including Dofasco’s 28.6 percent interest.

In 2011, 2010 and 2009, our U.S. Iron Ore pellet sales to ArcelorMittal USA were 8.7 million, 9.8 million and 7.3 million tons, respectively, and our Eastern Canadian Iron Ore pellet sales to ArcelorMittal USA were 0.7 million, 0.6 million and 0.4 million metric tons, respectively.

Our North American Coal supply agreements with ArcelorMittal run through March 31, and are based on an annual tonnage commitment for the 12-month fiscal period. Contracts are priced on a quarterly basis, with pricing generally in line with Australian pricing for metallurgical coal. In 2011, 2010 and 2009, our North American Coal sales to ArcelorMittal were 0.2 million, 0.8 million and 0.6 million tons, respectively.

Algoma

Algoma is a Canadian steelmaker and a subsidiary of Essar Steel Holdings Limited. We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016. Our annual obligation is limited to 4.0 million tons with our option to supply additional pellets. Historically, pricing under the agreement with Algoma has been based on a formula that includes international pellet prices. During 2010, international pellet prices for blast furnace pellets were redefined through arbitration to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets. The agreement provides that, in 2011 and 2014, either party may request a price re-opener if prices under the agreement with Algoma differ from a specified benchmark price for the year the price re-opener is requested. We sold 3.7 million, 3.4 million and 2.9 million tons to Algoma in 2011, 2010 and 2009, respectively.

Severstal

Under the agreement with Severstal, we supply all of the customer’s blast furnace pellet requirements for its Dearborn, Michigan facility through 2022, subject to specified minimum and maximum requirements in certain years. The terms of the agreement also require supplemental payments to be paid by the customer during the period 2009 through 2013. Pursuant to an amended term sheet entered into on June 19, 2009, the customer exercised the option to defer a portion of the 2009 monthly supplemental payment up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013.

On March 31, 2011, Severstal sold its Sparrows Point, Warren and Wheeling facilities to The Renco Group, Inc. The sale of these facilities resulted in the decrease in our sales to this customer as a percentage of our consolidated product revenue in 2011 when compared to 2010 and 2009.

We sold 3.8 million, 5.3 million and 2.3 million tons to Severstal in 2011, 2010 and 2009, respectively.

Competition

Throughout the world, we compete with major and junior mining companies, as well as metals companies, both of which produce steelmaking raw materials, including iron ore and metallurgical coal.

North America

In our U.S. Iron Ore business segment, we primarily sell our product to steel producers with operations in North America. In our Eastern Canadian Iron Ore business segment, we primarily provide our product to the seaborne market for Asian steel producers. We compete directly with steel companies that own interests in iron ore mines, including ArcelorMittal Mines Canada and U.S. Steel Canada Inc., and with major iron ore exporters from Australia.

In the coal industry, our North American Coal business segment competes with many metallurgical coal producers of various sizes, including Alpha Natural Resources, Inc., Patriot Coal Corporation, CONSOL Energy Inc., Arch Coal, Inc., Walter Energy, Inc., Peabody Energy Corp. and other producers located in North America and globally.

A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us primarily depend on the coal consumption patterns of the steel industry in the U.S. and elsewhere around the world, as well as the availability, location, cost of transportation and price of competing coal. Coal consumption patterns are primarily affected by demand, environmental and other governmental regulations, and technological developments. The most important factors on which we compete are delivered price, coal quality characteristics such as heat value, sulfur, ash and moisture content, and reliability of supply. Metallurgical coal, which primarily is used to make coke, a key component in the steelmaking process, generally sells at a premium over steam coal due to its higher quality and value in the steelmaking process.

Asia Pacific

In our Asia Pacific Iron Ore business segment, we export iron ore products to China and Japan in the world seaborne trade. In the Asia Pacific marketplace, we compete with major iron ore exporters from Australia, Brazil and India. These include Anglo, BHP and Fortescue Metals Group Ltd., Rio Tinto plc and Vale, among others.

Sonoma, in which Cliffs owns a 45 percent economic interest, competes with many other global metallurgical and thermal coal producers, including Anglo, Rio Tinto plc, BHP, Teck Resources Limited and Xstrata plc.

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

Environment

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations in a manner that is protective of public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

Environmental issues and their management continued to be an important focus at each of our operations throughout 2011. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $36 million, $21 million, and $7 million, in 2011, 2010, 2009, respectively. It is estimated that capital expenditures for environmental improvements will total approximately $60 million in 2012. Estimated expenditures in 2012 are comprised of approximately $37 million for projects at our Eastern Canadian Iron Ore operations, $15 million for projects in our U.S. Iron Ore operations and $8 million in our North American Coal operations. Of the $37 million in capital budgeted for Eastern Canadian Iron Ore operations, approximately $23 million is for water treatment and tailings management improvements and fish habitat compensation at the Wabush operations, $10 million is for water treatment improvements at our Bloom Lake operations, and the remaining is for other miscellaneous projects. Of the $15 million in capital budgeted for U.S. Iron Ore operations, approximately $10 million is for air pollution control equipment upgrades at the various mines, with the remaining $5 million for wetland mitigation, water treatment and other miscellaneous projects. The $8 million in capital expenditures budgeted for the North American Coal operations primarily is for water treatment equipment upgrades and miscellaneous projects at Oak Grove and the other mines.

Regulatory Developments

Various governmental bodies are continually promulgating new or amended laws and regulations that affect our company, our customers and our suppliers in many areas, including waste discharge and disposal, the classification of materials and products, air and water discharges, and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations would reasonably be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.

Specifically, there are several notable proposed or potential rulemakings or activities that could potentially have a material adverse impact on our facilities in the future depending on their ultimate outcome: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, Cross State Air Pollution Rule, Increased Administrative and Legislative Initiatives related to Coal Mining Activities, the Minnesota Mercury Total Maximum Daily Load Implementation, and Selenium Discharge Regulation.

Climate Change and GHG Regulation.    With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our significant risks for the future is mandatory carbon legislation. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes present a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon regulation presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change. We are continuing to review the physical risks related to climate change utilizing a formal risk management process.

Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure and politics. We expect that momentum to extend carbon regulation following the expiration in 2012 of the first commitment period under the Kyoto Protocol will continue. Australia, Canada and Brazil are all signatories to the Kyoto Protocol. As such, our facilities in each of these countries will be impacted by the Kyoto Protocol, but in varying degrees according to the mechanisms each country establishes for compliance and each country’s commitment to reducing emissions. Australia and Canada are considered Annex 1 countries, meaning that they are obligated to reduce their emissions under the Protocol. In contrast, Brazil is not an Annex 1 country and is, therefore, not currently obligated to reduce its GHG emissions. The impact of the Kyoto Protocol on our Canadian operations has recently been brought into question by the December 2011 announcement by the Canadian Environment Minister that Canada would withdraw from the Kyoto Protocol and, furthermore, that Canada would repeal its Kyoto Protocol Implementation Act.

In November 2011, legislation for a carbon tax was passed by the Australian Parliament. The legislation will take effect beginning in July 2012. The carbon tax will apply a fixed price of A$23 per metric ton of CO2 emissions, with a transition to an emissions trading scheme in 2015 following a fixed-price period of three years. The price will rise by 2.5 percent a year during the fixed-price period. The direct impact of the carbon tax on Cliffs Asia Pacific operations primarily will occur through increased fuel costs. Based on an expected cost, at commencement, the tax is estimated to result in an increase in direct costs of approximately A$5 million per year.

On December 15, 2011, Quebec issued final GHG cap-and-trade regulation based on the Western Climate Initiative guidelines which become effective January 1, 2013. The Quebec GHG emission reduction objective is to reduce GHG emissions by 20 percent below 1990 levels by 2020 (Phase 1). The mining and utility sectors, among others, are sectors included in the cap-and-trade program. The Quebec framework has provisions for “free” allocations for our sector, which will minimize the impact to our business. The estimated direct impact to Cliffs Quebec operations begin at $1 million per year in 2013 and escalate to an estimated $3 million per year in 2020 (Phase 1 of the GHG cap-and-trade program). Additional indirect “pass-through” financial impacts related to energy rates and transportation fuel consumption are estimated to increase our exposure, however, the overall impact is not anticipated to have a material impact on our business.

In the U.S., federal carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. has not implemented regulated carbon constraints. In the absence of comprehensive federal carbon regulation, numerous state and regional regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to carbon control.

Furthermore, on September 22, 2009, the EPA issued a final GHG Reporting Rule requiring the mandatory reporting of annual GHG emissions from our U.S. iron and coal mining facilities. Sources covered by the rule were required to begin collecting emission data by no later than January 1, 2010. The first annual emission report was submitted to the EPA in September 2011 and will be reported annually. As a founding member of TCR, we have reported our emissions to TCR and published GHG emission information within our Sustainability Reports, following the reporting protocols established by the Global Reporting Initiative.

As an energy-intensive business, our GHG emissions inventory captures a broad range of emissions sources, such as iron ore furnaces and kilns, coal thermal driers, diesel mining equipment and a wholly owned power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels and (2) the costs passed through to us from power generators and distillate fuel suppliers.

We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets, and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility and methane reduction; and business opportunities associated with new products and technology.

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

Regional Haze.    In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states to establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas. Among the states with Class I areas are Michigan, Minnesota, Alabama and West Virginia where we currently own and manage mining operations. The first phase of the regional haze rule (2008-2018) requires analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into state implementation plans.

Late in 2011, MPCA published a draft supplement to the Regional Haze SIP, which was on public notice until January 2012 and goes before the MPCA Board in March 2012. The EPA must now review and formally approve the Regional Haze SIP. If approved, these requirements will become effective five years after approval.

The supplemental Regional Haze SIP recently put on notice by MPCA also raises questions for the Hibbing and United Taconite facilities. Despite information provided by Hibbing and United Taconite, MPCA proposed NOx emissions limits for these facilities, which past performance testing would show as unachievable. Retrofit NOx controls are not technically and economically available for existing taconite furnaces according to BART criteria. Cliffs will be providing further comments to the MPCA on limits during the public notice period and anticipates resolution of the matter without having to appeal the rule.

NO2 and SO2 National Ambient Air Quality Standards.    During the first half of 2010, the EPA promulgated rules that require states to use a combination of air quality monitoring and computer modeling to determine areas of each state that are in attainment with new NO2 and SO2 standards (attainment areas) and those areas that are not in attainment with such standards (nonattainment areas). During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. The NO2 and SO2 standards have been challenged by various large industry groups. Accordingly, at this time, we are unable to predict the final impact of these standards. During June 2011, our Minnesota iron ore mining operations received a request from the MPCA to develop modeling and compliance plans and timelines by which each facility will demonstrate compliance with present and proposed NAAQS as well as Regional Haze requirements outlined in the State SIP. Compliance must be achieved by June 30, 2017. Cliffs continues to assess options by which to achieve compliance.

Cross State Air Pollution Rule.    On July 6, 2011, the EPA promulgated the CSAPR. This rule identifies and limits emissions of SO2 and NOx from electric generating units in 27 states. Silver Bay Power is subject to a SO2 and NOx emission cap under this rule, which is designed to assist downwind states in attaining and maintaining compliance with NAAQS for fine particulate matter and ozone. The CSAPR established a Federal Implementation Plan that requires emission reductions in phases, which commence January 1, 2012, and January 1, 2014. Silver Bay Power must meet the allocations for its emissions set by the CSAPR through emission reductions achieved by installing additional controls or fuel switching and/or acquiring additional allocations through an allowance trading program authorized by the CSAPR. Although the D.C. Circuit Court stayed the rule in December 2011, we have analyzed the rule and identified viable options available to Silver Bay Power to minimize financial impacts from the CSAPR once the Court reaches a decision and lifts the stay. The potential direct impact from CSAPR and other new environmental regulations applicable to Silver Bay Power have been assessed and determined not to be material. We will be implementing the strategic plan to minimize the economic impact to Silver Bay Power over the next five years.

Increased Administrative and Legislative Initiatives Related to Coal Mining Activities.    Although the focus of significantly increased government activity related to coal mining in the U.S. is generally targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices, these initiatives have the potential to impact all types of coal operations, including subsurface longwall mining typically deployed for recovering metallurgical coal. Specifically, the coordinated efforts by various federal agencies to minimize adverse environmental consequences of mountaintop mining have effectively stopped issuance of new permits required by most mining projects in Appalachia. Due to the developing nature of these initiatives and their potential to disrupt even routine necessary mining and water permit practices in the coal industry, we are unable to predict whether these initiatives could have a material effect on our coal operations in the future. We are working closely with our trade associations to monitor the various rulemaking developments in an effort to enable us to develop viable strategies to minimize the financial impact to the business.

Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy.    Mercury TMDL regulations are contained in the U.S. Federal Clean Water Act. As a part of Minnesota’s Mercury TMDL Implementation Plan, in cooperation with the MPCA, the taconite industry developed a Taconite Mercury Reduction Strategy and signed a voluntary agreement to effectuate its terms. The strategy includes a 75 percent reduction of mercury air emissions from Minnesota pellet plants by 2025 as a target. It recognizes that mercury emission control technology currently does not exist and will be pursued through a research effort. Any developed technology must be economically feasible, not impact pellet quality and not cause excessive corrosion in pellet furnaces, associated duct work and existing wet scrubbers on the furnaces.

According to the voluntary agreement, the mines must proceed with medium- and long-term testing of possible technologies beginning in 2010. Initial testing will be completed on one straight-grate and one grate-kiln furnace among the mines. If technically and economically feasible, developed mercury emission control technology must then be installed on taconite furnaces by 2025. For us, the requirements in the voluntary agreement will apply to our United Taconite and Hibbing facilities. At this point in time, we are unable to predict the potential impacts of the Taconite Mercury Reduction Strategy, as it is just in its research phase with no proven technology yet identified. However, a number of research projects commenced during 2011 as the industry continues to assess options for reduction.

Selenium Discharge Regulation.    In West Virginia, new selenium discharge limits became effective on April 5, 2010. State legislation was passed that gives the West Virginia DEP the authority to extend the deadline for facilities to comply with new selenium discharge limits to July 1, 2012, based on application and approval of the extension. We have successfully implemented solutions that manage the discharge of selenium in our coal operations. We do not believe this issue is likely to result in material impacts to North American Coal.

In Michigan, the MDEQ issued a renewed NPDES permit for our Empire Mine in December 2011 and is scheduled to renew the Tilden NPDES permit in 2012. Our Michigan operations at Empire and Tilden are developing compliance strategies to meet new selenium process water limits according to the permit conditions. Empire and Tilden submitted the Selenium Storm Water Management Plan to the MDEQ on December 22, 2011. The Selenium Storm Water Management Plan outlines the activities that will be undertaken from 2011 to 2015 to address selenium in storm water discharges from our Michigan operations. The activities include the evaluation of structural controls, non-structural controls, site specific standards and evaluation of potential impacts to groundwater. Preliminary selenium treatability results from studies in 2011 were positive for the utilization of treatment systems. An initial estimate for full scale implementation of treatment systems as structural selenium controls at both facilities is $35 million dollars and is expected to be expended between 2012 and 2015.

Other Developments

Clean Water Act Section 404.    In the U.S., Section 404 of the Clean Water Act requires permits from the U.S. Army Corps of Engineers to construct mines and associated projects, such as freshwater impoundments and refuse disposal fills, in areas that affect jurisdictional waters. Any coal mining activity requiring both a Section 404 permit and a SMCRA permit in the Appalachian region currently undergoes an enhanced review from the Army Corps of Engineers, the EPA and the Office of Surface Mining. With the acquisition of the CLCC properties during the third quarter of 2010, we obtained a development surface coal mine project, the Toney Fork No. 3, which is subject to the enhanced review process adopted by federal agencies in 2009 for Section 404 permitting. There are currently two proposed valley fills in the Toney Fork No. 3 plan; therefore, an extensive review process can be expected. We expect on-going negotiations with the EPA will conclude with the issuance of the required Section 404 permit well before construction of the mine is scheduled. The other development surface mine project acquired through the acquisition of CLCC, Toney Fork West, does not require Section 404 permitting. The renewal date for the existing Toney Fork No. 2 permit is May 28, 2015.

For additional information on our environmental matters, refer to Item 3. Legal Proceedings and NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8.

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

Silver Bay Power Company, a wholly owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements. Silver Bay Power had an interconnection agreement with MP for backup power. Silver Bay Power entered into an agreement to sell 40 megawatts of excess power capacity to Xcel Energy under a contract that expired in 2011. In March 2008, Northshore reactivated one of its furnaces, resulting in a shortage of electrical power of approximately 10 megawatts. As a result, supplemental electric power is purchased by Northshore from MP under an agreement that is renewable yearly with one-year termination notice required. The contract expired on June 30, 2011, which coincided with the expiration of Silver Bay Power’s 40 megawatt sales agreement with Xcel Energy.

Wabush has a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations and Bloom Lake operations in Quebec are served by Quebec Hydro, which provides power under non-negotiated rates that are set on an annual basis.

The Oak Grove mine and Concord Preparation Plant are supplied electrical power by Alabama Power under a five-year contract that continues in effect until terminated by either party providing written notice to the other in accordance with applicable rules, regulations and rate schedules. Rates of the contract are subject to change during the term of the contract as regulated by the Alabama Public Service Commission.

Electrical power to the Pinnacle Complex is supplied by the Appalachian Power Company under two contracts. The electrical power to the Green Ridge No. 1 mine was also supplied by the Appalachian Power Company through its closure date in February 2010. The Indian Creek contract was revised in 2008 to include service under Appalachian Power’s lower cost Large Capacity Power Primary Schedule. On January 15, 2010, we entered into an amended agreement with Appalachian Power related to the Indian Creek contract that resulted in Pinnacle receiving reduced electrical power rates under the American Electric Power’s Large Capacity Power Transmission Code 389 tariff for a contract capacity of 15 megawatts. The Pinnacle Creek contract was not affected. The next renewal dates are January 15, 2013 for Indian Creek and July 4, 2012 for Pinnacle Creek. Both contracts specify the applicable rate schedule, minimum monthly charge and power capacity furnished. Rates, terms and conditions of the contracts are subject to the approval of the Public Service Commission of West Virginia.

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

Process Fuel

We have contracts providing for the transport of natural gas for our U.S. and Eastern Canadian Iron Ore operations, as well as our North American Coal operations. At U.S. Iron Ore, the Empire and Tilden mines have the capability of burning natural gas, coal, or to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and coke breeze. Although all of the U.S. iron ore mines have the capability of burning natural gas, the pelletizing operations for the U.S. iron ore mines utilize alternate fuels when practicable. At Eastern Canadian Iron Ore, the Wabush mine has the capability to burn oil and coke breeze and the Bloom Lake mine has the ability to burn No. 2 heating oil. Our North American Coal operations use natural gas and coal to fire thermal dryers at the Pinnacle Complex and Oak Grove mines as well as the CLCC operations.

Employees

As of December 31, 2011, we had a total of 7,404 employees.

	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (3)	North American Coal	Asia Pacific Iron Ore (3)	Corporate & Support Services	Other (2)	Total
Salaried	760	350	462	130	564	24	2,290
Hourly	2,989	847	1,278	—	—	—	5,114

Total	3,749	1,197	1,740	130	564	24	7,404

(1)	Includes our employees and the employees of the U.S. Iron Ore joint ventures.

(2)	Includes the employees in our Latin American Iron Ore, Asia Pacific Coal and Ferroalloys operating segments, with the exception of contracted mining employees.

(3)	Excludes contracted mining employees.

As of December 31, 2011, approximately 84.1 percent of our U.S. Iron Ore hourly employees, approximately 78.0 percent of our Eastern Canadian Iron Ore hourly employees and approximately 63.4 percent of our North American Coal hourly employees were covered by collective bargaining agreements.

Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW. The four-year labor agreements, effective September 1, 2008 through August 31, 2012, cover approximately 2,400 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota. We expect to begin negotiations with the USW with respect to these agreements in the summer of 2012.

Hourly employees at our Eastern Canadian Iron Ore operations, excluding Bloom Lake, also are represented by the USW. The five-year labor agreement for our Wabush mine, effective March 1, 2009 through February 28, 2014, provides for a 15 percent increase in labor costs over the term of the agreement, inclusive of benefits.

Hourly employees at our Lake Superior and Ishpeming railroads are represented by seven unions covering approximately 120 employees. These employees negotiate under the Railway Labor Act and the moratorium on bargaining expired on December 31, 2009. We have currently reached labor agreements with four of these unions and we are continuing to renegotiate with the other three unions. Bargaining with these unions normally proceeds long after the moratorium on bargaining expires. Work stoppages cannot occur until the parties have mediated under the Railway Labor Act and that process has not occurred.

Hourly production and maintenance employees at our Pinnacle Complex and Oak Grove mines are represented by the UMWA. We entered into collective bargaining agreements with the UMWA effective July 1, 2011 that expire on December 31, 2016. Those collective bargaining agreements are identical in all material respects to the NBCWA of 2011 between the UMWA and the Bituminous Coal Operators’ Association. Employees at our CLCC operations are not represented under collective bargaining agreements.

Employees at our Asia Pacific, Corporate & Support Services, Latin American Iron Ore and Ferroalloys operations are not represented under collective bargaining agreements.

Safety

Safe production is our primary core value. Our U.S. Iron Ore segment had a total reportable incident rate, as defined by MSHA, of 2.22 in 2011, compared with the prior year result of 2.16. Our U.S. Iron Ore segment finished the year with a 24 percent improvement in the total severity rate from 2010. Our Eastern Canadian Iron Ore segment had a total reportable incident rate, as defined by MSHA, of 4.58 in 2011, compared with the prior year result of 4.79. This rate includes Bloom Lake since the date of acquisition. Our North American Coal operations had a total reportable incident rate of 4.28 compared with a rate of 6.49 in 2010 and recorded a 37 percent improvement in total severity rates from the prior year. We have developed close collaboration between our North American segments to drive further improvements in our safety results.

At our Asia Pacific Iron Ore operations, the total reportable incident rate for 2011 was 2.24, compared with the 2010 result of 1.89. Asia Pacific Iron Ore’s safety statistics include employees and contractors.

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

We use our website, www.cliffsnaturalresources.com, as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We also make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.cliffsnaturalresources.com — under “Investors”. In addition, our website allows investors and other interested persons to sign up to receive automatic email alerts when we post news releases and financial information on our website.

We also make available, free of charge on our website, the charters of the Audit Committee, Governance and Nominating Committee, Compensation and Organization Committee and Strategy and Sustainability Committee (formerly known as the Strategy and Operations Committee) as well as the Corporate Governance Guidelines and the Code of Business Conduct & Ethics adopted by our Board of Directors. These documents are posted on our website at www.cliffsnaturalresources.com — under “Investors” and may be found by selecting the “Corporate Governance” link.

References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Form 10-K.

Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:

Cliffs Natural Resources Inc.

Investor Relations

200 Public Square

Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive officers of the Company at February 16, 2012, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Joseph A. Carrabba	Chairman, President and Chief Executive Officer	59
Laurie Brlas	Executive Vice President, Finance and Administration and Chief Financial Officer	54
Donald J. Gallagher	Executive Vice President, President — Global Commercial	59
Duncan P. Price	Executive Vice President, President — Global Operations	56
P. Kelly Tompkins	Executive Vice President, Legal, Government Affairs and Sustainability and Chief Legal Officer	55
Clifford Smith	Senior Vice President, Global Business Development	52
William A. Brake, Jr.	Executive Vice President, Global Metallics	51
David B. Blake	Senior Vice President, Operations, North American Iron Ore	43
William C. Boor	Senior Vice President, Global Ferroalloys	45
Terrence R. Mee	Senior Vice President, Global Iron Ore and Metallic Sales	41
James Michaud	Senior Vice President, Human Resources	56
Terrance M. Paradie	Senior Vice President, Corporate Controller and Chief Accounting Officer	43
Steven M. Raguz	Senior Vice President, Corporate Strategy and Treasurer	44
Duke D. Vetor	Senior Vice President, Global Operations Services	53
David Webb	Senior Vice President, Global Coal	54

There is no family relationship between any of our executive officers, or between any of our executive officers and any of our directors. Officers are elected to serve until successors have been elected. All of the above named officers were elected effective on the dates listed below for each such officer.

Joseph A. Carrabba has been Chairman, President and Chief Executive Officer of Cliffs since May 8, 2007. Mr. Carrabba served as Cliffs’ President and Chief Executive Officer from September 2006 through May 8, 2007 and as Cliffs’ President and Chief Operating Officer from May 2005 to September 2006. Mr. Carrabba previously served as President and Chief Operating Officer of Diavik Diamond Mines, Inc. from April 2003 to May 2005, a subsidiary of Rio Tinto plc, an international mining group. Mr. Carrabba is a Director of KeyCorp and Newmont Mining Corporation.

Laurie Brlas has been Executive Vice President, Finance and Administration and Chief Financial Officer of Cliffs since July 2010. Ms. Brlas previously served as Executive Vice President — Chief Financial Officer of Cliffs from March 2008 through July 2010 and as Cliffs’ Senior Vice President — Chief Financial Officer from October 2007 through March 2008. From December 2006 to October 2007, Ms. Brlas served as Senior Vice President — Chief Financial Officer and Treasurer of Cliffs. From April 2000 to December 2006, Ms. Brlas was Senior Vice President — Chief Financial Officer of STERIS Corporation, a global manufacturer and supplier of infection prevention, contamination control, decontamination, microbial reduction, and surgical and critical care support products, technologies and services. Ms. Brlas is a Director of Perrigo Company.

Donald J. Gallagher has been Executive Vice President and President — Global Commercial since January 2011. Mr. Gallagher served as President, North American Business Unit of Cliffs from November 2007 to January 2011. From December 2006 to November 2007, Mr. Gallagher served as President, North American Iron Ore. From July 2006 to December 2006, Mr. Gallagher served as President, North American Iron Ore, and Acting Chief Financial Officer and Treasurer of Cliffs. From May 2005 to July 2006, Mr. Gallagher was Executive Vice President, Chief Financial Officer and Treasurer of Cliffs. From July 2003 to May 2005, Mr. Gallagher served as Senior Vice President, Chief Financial Officer and Treasurer of Cliffs.

Duncan P. Price has been Executive Vice President and President — Global Operations of Cliffs since January 2011. Mr. Price served as Senior Vice President — Managing Director of Asia Pacific Iron Ore from

March 2009 to January 2011, and Mr. Price served as Chief Executive Officer, Portman Limited from 2007 to 2009. Prior to joining Cliffs, Mr. Price served as Project Director at Sinosteel/Midwest Joint Venture, an iron ore joint venture formed by Sinosteel Corporation, a major supplier of raw materials to Chinese steel mills, and Midwest Corporation Limited, an Australian-based iron ore mining company, to develop the Koolanooka deposit and the Weld Range in Western Australia from 2006 to 2007 and Managing Director at Rio Tinto Group, an international mining company, from 1996 to 2006.

P. Kelly Tompkins has served as Executive Vice President, Legal, Government Affairs and Sustainability and Chief Legal Officer of Cliffs since January 2011. Mr. Tompkins joined Cliffs in May of 2010 as Executive Vice President — Legal, Government Affairs and Sustainability until January 2011. Prior to joining Cliffs, Mr. Tompkins was Executive Vice President and Chief Financial Officer for RPM International Inc., a specialty coatings and sealants manufacturer, from June 2008 to May 2010 and served as Executive Vice President and Chief Administrative Officer from October 2006 to May 2010. Mr. Tompkins served as Senior Vice President and General Counsel for RPM International Inc. from October 2002 to October 2006.

Clifford Smith has served as Senior Vice President, Global Business Development of Cliffs since January 2011. He has served as Vice President, Latin American Operations from September 2009 to January 2011. From October 2006 to September 2009, Mr. Smith served as General Manager — Business Development of Cliffs. Mr. Smith served as Vice President and General Manager of Cliffs’ Tilden Mine, Empire Mine, and Lake Superior and Ishpeming railroad from April 2004 to September 2006. Prior to joining Cliffs, Mr. Smith held mine management positions with Asarco, a subsidiary of Grupo Mexico, Mexico’s largest mining company, and Southern Peru Copper Corporation, a copper mining company.

William A. Brake, Jr. has served as Executive Vice President, Global Metallics since January 2011. Mr. Brake served as Cliffs’ Executive Vice President, Strategic Alternatives and Chief Technology Officer from July 2010 to January 2011 and as Executive Vice President, Human and Technical Resources from November 2008 to July 2010. From April 2007 until November 2008, Mr. Brake served as Executive Vice President, Cliffs Metallics and Chief Technical Officer. From March 2005 to August 2006, Mr. Brake served in several management positions with Mittal Steel USA, an international steel and processing and manufacturing company, most recently as Executive Vice President — Operations. From March 2003 to March 2005, Mr. Brake was Vice President and General Manager of International Steel Group, an international steel processing and manufacturing company.

David B. Blake has served as Senior Vice President, Operations, North American Iron Ore since March 2009. Mr. Blake served as Vice President, Operations North American Iron Ore from November 2007 to March 2009 and as General Manager, Michigan Operations from November 2005 to November 2007. Prior to joining Cliffs, Mr. Blake served as Production Manager for Diavik Diamond Mines, a subsidiary of Rio Tinto plc, an international mining group, from October 2003 to November 2005.

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

Terrence R. Mee has served as Senior Vice President, Global Iron Ore and Metallic Sales since January 2011. From September 2007 to January 2011, Mr. Mee served as Vice President, Sales and Transportation for the North American business unit and as General Manager — Sales and Traffic from August 2003 to September 2007.

James Michaud has served as Senior Vice President, Human Resources since January 2011 and was Vice President, Human Resources from September 2010 to January 2011. Prior to joining Cliffs, Mr. Michaud was a partner in a Chicago-based human resources consulting company, Laurus Strategies, from February 2009 to September 2010. From March 2006 to October 2008, Mr. Michaud held the position of Vice President Human Resources — Americas with ArcelorMittal, a steel company engaged in the production and marketing of finished and semi-finished carbon steel and stainless steel products worldwide.

Terrance M. Paradie has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2011 and served as Vice President, Corporate Controller and Chief Accounting Officer of Cliffs from July 2009 to January 2011. Mr. Paradie served as Cliffs’ Vice President — Corporate Controller from October 2007 through July 2009. Prior to joining Cliffs, Mr. Paradie worked for international accounting and consulting firm KPMG LLP since 1992 in a variety of roles, most recently as an audit partner.

Steven M. Raguz has served as Senior Vice President, Corporate Strategy and Treasurer since January 2011. Mr. Raguz served as Vice President, Corporate Strategy and Treasurer from August 2010 to January 2011 and as Vice President, Corporate Planning and Treasurer from October 2007 to August 2010, and Vice President, Financial Planning and Strategy Analysis from March 2007 to October 2007. Prior to joining Cliffs, Mr. Raguz was Senior Director, Financial Planning and Analysis of STERIS Corporation.

Duke D. Vetor has served as Senior Vice President, Global Operations Services since July 2011. From November 2007 to July 2011, he served as Senior Vice President, North American Coal of Cliffs and from July 2006 to November 2007, he served as Vice President — Operations — North American Iron Ore of Cliffs. Mr. Vetor was General Manager of Safety and Operations Improvement of Cliffs from December 2005 to July 2006. From 2003 to November 2005, Mr. Vetor served as Vice President — Operations of Diavik Diamond Mines, a subsidiary of Rio Tinto plc, an international mining group.

David Webb has served as Senior Vice President, Global Coal since joining Cliffs in July 2011. Prior to joining Cliffs, Mr. Webb served as Vice President and General Manager of Mid-West Operations for Patriot Coal Corp., a producer of thermal and metallurgical coal, from 2007 to June 2011. Mr. Webb also previously served in director-level positions for Peabody Energy and Freeman United Corp., both coal companies.

Item 1A.    Risk Factors.

Uncertainty or weaknesses in global economic conditions and reduced economic growth in China could adversely affect our business.

The world prices of iron ore and coal are influenced strongly by international demand and global economic conditions. Uncertainties or weaknesses in global economic conditions, including the ongoing sovereign debt crisis in Europe, could adversely affect our business and negatively impact our financial results. In addition, the current level of international demand for raw materials used in steel production is driven largely by rapid industrial growth in China. If the economic growth rate in China slows for an extended period of time, less steel would be used in construction and manufacturing. If the economic growth rate in China slows for an extended period of time, or if another global economic downturn were to occur, we would likely see decreased demand for our products and decreased prices, resulting in lower revenue levels and decreasing margins. We are not able to predict whether the global economic conditions will continue or worsen and the impact it may have on our operations and the industry in general going forward.

Negative economic conditions may adversely impact the ability of our customers to meet their obligations to us on a timely basis or at all.

Although we have contractual commitments for sales in our U.S. Iron Ore and Eastern Canadian Iron Ore business for 2012 and beyond, the uncertainty in global economic conditions may adversely impact the ability of our customers to meet their obligations. As a result of economic and pricing volatility, we are in continual discussions with our customers regarding our supply agreements. These discussions may result in the modification of our supply agreements. Any modifications to our supply agreements could adversely impact our sales, margins, profitability and cash flows. These discussions or actions by our customers could also result in contractual disputes, which could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes could adversely impact our sales, margins, profitability and cash flows.

A substantial majority of our sales are made under term supply agreements to a limited number of customers that are subject to changing international pricing conditions and that could negatively affect the stability and profitability of our operations.

In 2011, a majority of our U.S. Iron Ore and Eastern Canadian Iron Ore sales, the majority of our North American Coal sales, and virtually all of our Asia Pacific Iron Ore sales were made under term supply agreements to a limited number of customers. In 2011, five customers together accounted for approximately 64 percent of our U.S. Iron Ore, Eastern Canadian Iron Ore and North America coal sales revenues (representing more than 48 percent of our consolidated revenues). For North American Coal, prices are typically agreed upon for a twelve-month period and are typically adjusted each year. Our Asia Pacific Iron Ore contracts expire in 2012. Our U.S. Iron Ore and Eastern Canadian Iron Ore contracts have an average remaining duration of four years. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.

Our U.S. Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. Several of our Eastern Canadian Iron Ore customers have multi-year pricing arrangements that contain pricing adjustments that reference certain published market prices for iron ore. During the first quarter of 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. The change in the international pricing system has, in most instances, required that our sales contracts be modified to take into account the new international pricing methodology. We finalized shorter-term pricing arrangements with our Asia Pacific Iron Ore customers. We reached final pricing settlements with a majority of our U.S. Iron Ore customers through the end of 2011 for the 2011 contract year. However, in some cases we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing.

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

The increased demand for iron ore and coal, particularly from China, has resulted in the major iron ore and metallurgical coal suppliers announcing plans to increase their capacity. In the current economic environment, any increase in our competitors’ capacity could result in excess supply of iron ore and coal, resulting in increased downward pressure on prices. A decrease in pricing due to this issue would impact adversely our sales, margins and profitability.

If steelmakers use methods other than blast furnace production to produce steel, or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore and coal products may decrease.

Demand for our iron ore and coal products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products. For example, steel mini-mills, which are steel recyclers, generally primarily produce steel by using scrap steel and other iron products, not iron ore pellets, in their electric furnaces. Production of steel by steel mini-mills was approximately 60 percent of North American total finished steel production in 2011. North American steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore and coal products, demand for our iron ore and coal products will decrease, which would affect adversely our sales, margins and profitability.

The availability of capital for exploration, acquisitions and mine development may be limited.

We expect to grow our business and presence as an international mining company by continuing to expand both geographically and through the minerals that we mine and market. To execute on this strategy, we will need to have access to the capital markets to finance exploration, acquisitions and development of mining properties. During the global economic crisis, access to capital to finance new projects and acquisitions was extremely limited. We cannot predict the general availability or accessibility of capital to finance such projects in the future. If we are unable to continue to access the capital markets, our ability to execute on our growth strategy will be impacted negatively.

Our ability to collect payments from our customers depends on their creditworthiness.

Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. With respect to our Asia Pacific and Eastern Canadian Iron Ore business units and North American Coal business unit, payment typically is received as the products are shipped and much of the product is secured by bank letters of credit. However, in our U.S. Iron Ore business unit, generally, we deliver iron ore products to our customers’ facilities in advance of payment for those products. Although title and risk of loss with respect to U.S. Iron Ore products does not pass to the customer until payment for the pellets is received, there is typically a period of time in which pellets, for which we have reserved title, are within our customers’ control. Consolidations in some of the industries in which our customers operate have created larger customers. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets remain highly volatile, and some of our customers are highly leveraged. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered adversely could affect our results of operations, financial condition and liquidity.

We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.

We regularly evaluate our U.S. iron ore, Eastern Canadian iron ore and coal reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7 and Canada’s National Instrument 43-101. In addition, Asia Pacific Iron Ore and Sonoma have published reserves that follow JORC in Australia and changes have been made to the Asia Pacific Iron Ore and Sonoma reserve values to make them comply with SEC requirements. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, including many factors beyond our control.

Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore and coal, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore and coal reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability adversely could be affected.

We rely on our joint venture partners in our mines to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.

We co-own and manage three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal, U.S. Steel Canada Inc. and WISCO. We also own minority interests in mines located in Brazil and Australia that we do not manage. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that each joint venture produces. Our U.S. iron ore and Eastern Canadian iron ore joint venture partners are also our customers. If one or more of our joint venture partners fail to perform their obligations, the remaining joint venturers, including ourselves, may be required to assume additional material obligations, including significant pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs, reclamation and other environmental costs, and the costs of terminating long-term obligations, including energy contracts and equipment leases.

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

We provide defined benefit pension plans and OPEB to eligible union and non-union employees in North America, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans directly are affected by the value of plan assets, the projected and actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.

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

In our U.S. and Eastern Canadian iron ore operations, disruption of the lake and ocean-going freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, strikes, lock-outs or other events, could impair our ability to supply iron ore pellets to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Similarly, our North American coal operations depend on international freighter and rail transportation services, as well as the availability of dock capacity, and any disruptions to those services or the lack of dock capacity could impair our ability to supply coal to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, less dredging, particularly at Great Lakes ports, could impact negatively our ability to move our iron ore and coal products because less dredging results in lower water levels, which restricts the tonnage that freighters can haul, resulting in higher freight rates.

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

Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. These items make up approximately 19 percent in the aggregate of our operating costs in our U.S. Iron Ore and Eastern Canadian Iron Ore locations. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our Empire and Tilden mines are subject to changes in WEPCO’s rates, such as base interim rate changes that WEPCO may self-implement and final rate changes that are approved by the MPSC in response to an application filed by WEPCO. These procedures have resulted in several rate increases since 2008, when Empire and Tilden’s special contracts for electric service with WEPCO expired. We enter into forward fixed-price supply contracts for natural gas and diesel fuel for use in our operations. Those contracts are of limited duration and do not cover all of our fuel needs, and price increases in fuel costs could cause our profitability to decrease significantly.

In addition, U.S. public utilities are expected to pass through additional capital and operating cost increases related to new U.S. pending environmental regulations that are expected to require significant capital investment and use of cleaner fuels over the next five years and may impact U.S. coal-fired generation capacity. We are estimating that power rates for our electricity-intensive operations could increase above 2011 levels by up to 33 percent by 2016, representing an annual power spend increase of approximately $80 million by 2016.

Natural disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, and other unexpected events may lead our customers, our suppliers, or our facilities to curtail production or shut down operations.

Operating levels within the mining industry are subject to unexpected conditions and events that are beyond the industry’s control. Those events could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our iron ore and coal products, and could affect adversely our sales, margins and profitability.

Interruptions in production capabilities inevitably will increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production at one mine to offset an interruption in production at another mine.

A portion of our production costs are fixed regardless of current operating levels. As noted, our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather conditions (for example, extreme winter weather, tornados, floods and availability of process water due to drought) and natural disasters, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore and coal, variations in rock and other natural materials and variations in geologic conditions and ore processing changes. For example, a tornado disrupted certain mining operations in Alabama, where our Oak Grove coal operation has been negatively impacted.

The manufacturing processes that take place in our mining operations, as well as in our processing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, many of our mines and processing facilities have been in operation for several decades, and the equipment is aged. In the future, we may experience additional material plant shutdowns or periods of reduced production because of equipment failures. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Longer-term business disruptions could result in a loss of customers, which adversely could affect our future sales levels, and therefore our profitability.

Regarding the impact of unexpected events happening to our suppliers, many of our mines are dependent on one source for electric power and for natural gas. A significant interruption in service from our energy suppliers due to terrorism, weather conditions, natural disasters or any other cause can result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.

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

Prior to commencement of mining, we must submit to and obtain approval from the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers that may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs depending on their ultimate outcome. These proposed rules and regulations include: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, various National Emission Standards for Hazardous Air Pollutants/Maximum Achievable Control Technologies standards, new water quality standards and the CSAPR, as well as increased administrative and Legislative Initiatives related to Coal Mining Activities, the Minnesota Mercury Total Maximum Daily Load Implementation and Selenium Discharge Regulation. Such new legislation, regulations or orders, if enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability.

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

The current political and regulatory environment in the U.S. is disposed negatively toward coal mining, with particular focus on certain categories of mining such as mountaintop removal techniques. Therefore, our coal mining operations in North America are subject to increasing levels of scrutiny. U.S. regulatory efforts targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices have impacted all types of coal operations. These regulatory initiatives could cause material impacts, delays or disruptions to our coal operations due to our inability to obtain new or renewed permits or modifications to existing permits.

Underground mining is subject to increased safety regulation and may require us to incur additional compliance costs.

Recent mine disasters have led to the enactment and consideration of significant new federal and state laws and regulations relating to safety in underground coal mines. These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training. Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations have been implemented. These new laws and regulations may cause us to incur substantial additional costs, which may impact adversely our results of operations, financial condition or profitability.

Our profitability could be affected negatively if we fail to maintain satisfactory labor relations.

The USW represents all hourly employees at our U.S. Iron Ore and Eastern Canadian Iron Ore operations owned and/or managed by Cliffs or its subsidiary companies except for Northshore and Bloom Lake. Effective September 1, 2008, our Empire and Tilden mines in Michigan, and United Taconite and Hibbing mines in Minnesota, entered into four-year labor agreements with the USW that cover approximately 2,400 USW-represented employees at those mines. Those agreements are effective through August 31, 2012. Effective March 1, 2009, Wabush entered into a five-year labor agreement with the USW that covers approximately 660 hourly employees, which is effective through February 28, 2014. The UMWA represents approximately 810 hourly employees at our Pinnacle location in West Virginia and our Oak Grove location in Alabama. A new five and one-half year labor agreement with respect to those mines was entered into with the UMWA effective July 1, 2011 through December 31, 2016. Approximately 120 hourly employees at the railroads we own that transport products among our facilities are represented by seven separate rail unions. The moratorium for bargaining as to each of those unions under the Railway Labor Act expired on December 31, 2009. Since then five-year agreements have been reached with four of the unions, and the moratorium on bargaining expires as to each on December 31, 2014. Negotiations are actively underway with the remaining three unions and it is common for bargaining under this Act to last a number of years after the moratorium has expired before a new agreement is reached. With respect to Railway Labor Act bargaining, work stoppages cannot occur until the matter has been mediated before a federal mediator. With respect to agreements with the USW, work stoppages are possible if new agreements are not reached before the existing agreements expire. As is customary, bargaining with the USW as to the Empire, Tilden, United Taconite and Hibbing mines is scheduled for the summer of 2012 prior to August 31, 2012, which is the date through which the agreements are effective. Four new labor agreements have been negotiated with the USW for those mines since the last work stoppage in 1993. If the collective bargaining agreements relating to the employees at our mines or railroads are not renegotiated successfully prior to their expiration, we could face work stoppages or labor strikes.

We may encounter labor shortages for critical operational positions, which could affect adversely our ability to produce our products.

We are predicting a long-term shortage of skilled workers for the mining industry and competition for the available workers limits our ability to attract and retain employees. At our mining locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages. As a result, wages are increasing to address the turnover.

Our profitability could be affected adversely by the failure of outside contractors to perform.

Asia Pacific Iron Ore, Sonoma and Eastern Canadian Iron Ore, use contractors to handle many of the operational phases of their mining and processing operations and therefore are subject to the performance of outside companies on key production areas.

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

We continually must replace reserves depleted by production. Our exploration activities may not result in additional discoveries.

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

The proposed Minerals Resource Rent Tax by the Australian Federal Government could affect adversely our results of operations in Australia.

In July 2010, the Australian Federal Government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal. The MRRT is proposed to apply from July 1, 2012 to existing and future projects at an effective tax rate of 22.5 percent. In December 2010, the Australian government’s taskforce that was charged with recommending design principles for the new taxes delivered its recommendations on the MRRT to the Australian government. The recommendations paper provided detail about key features of the MRRT and includes industry and public input that assisted in final development of the framework. The first release of the government’s exposure draft legislation came out on June 10, 2011. Upon consideration of the public’s comments and recommendations, the second exposure draft was released on September 18, 2011, with a closing date of October 5, 2011 for public consultation. The MRRT bill was introduced into the lower house of Parliament on November 2, 2011 where it was passed on November 23, 2011. The MRRT bill is now scheduled for debate by the Senate in early 2012. This momentum by the Australian government indicates its aim to pass the bill through both houses of Parliament in time for the proposed July 1, 2012 start date. If implemented as proposed, the MRRT may have a significant impact on our financial statements. The impacts of the MRRT will be recorded in the financial period during which the legislation is enacted.

Changes in laws or regulations or the manner of their interpretation or enforcement adversely could impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Act, and costs associated with complying with the PPACA and the Reconciliation Act and the regulations promulgated thereunder. The impact of the U.S. health care reform will be phased in between 2011 and 2014 and will likely have a significant adverse impact on our costs of providing employee health benefits. In addition, as a result of the health care reform legislation that has been passed, our results of operations were negatively impacted by a non-cash income tax charge of approximately $16.1 million in the first quarter of 2010 to reflect the reduced deductibility of the postretirement prescription drug coverage. As with any significant government action, the provisions of the health care reform legislation are still being assessed and may have additional financial accounting and reporting ramifications. The impact of any such changes, which we continue to evaluate on our business operations and financial statements, remains uncertain.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations and financial condition may be affected significantly and adversely.

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

We may have additional tax liabilities if proposed U.S. income tax law changes are adopted.

The Budget Control Act of 2011, which was signed into law by President Obama on August 2, 2011, placed a cap on U.S. Federal Government discretionary spending of $917 billion, raised the debt ceiling and created the Joint Select Committee on Deficit Reduction, the so-called “Supercommittee”. The Supercommittee was to develop a deficit reduction package that would bring about $1.2 trillion in savings over ten years. The President, on September 19, 2011, unveiled the Administration’s plan to reduce the U.S. Federal Government deficit by an additional $3 trillion over the next decade, largely through tax and healthcare policy changes that include many of the revenue offset proposals included in the Administration’s fiscal year 2012 budget proposal, such as international tax reform and repeal of the LIFO method of accounting. The President’s plan also proposed repealing percentage depletion for hard mineral fossil fuels and the ability to claim the domestic manufacturing deduction against income derived from the production of coal and other hard mineral fossil fuels. In as much as the Supercommittee failed to meet its deadline, the passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws is unclear. However, any changes could eliminate certain tax deductions that are available currently to Cliffs. The loss of these tax deductions would affect adversely our taxable income and without a corresponding reduction in the U.S. statutory rate, would generate additional tax liabilities.

We are subject to a variety of market risks.

Market risks include those caused by changes in the value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Estimates relating to new development projects are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up.

Our decision to develop a project typically is based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	higher input commodity and labor costs;

•	the quality of the data on which engineering assumptions were made;

•	adverse geotechnical conditions;

•	availability of adequate labor force;

•	availability and cost of water and power;

•	fluctuations in inflation and currency exchange rates;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

•	weather or severe climate impacts; and

•	potential delays relating to social and community issues.

Our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

Item	1B. Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item	2. Properties.

The following map shows the locations of our operations:

General Information about the Mines

All iron ore mining operations are open-pit mines that are in production. Additional pit development is underway at each mine as required by long-range mine plans. At our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore mines, drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.

North American Coal operations consist of both underground and surface mines that are in production. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.

Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore and stratigraphic models for coal are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.

U.S. Iron Ore

We directly or indirectly own and operate interests in five U.S. Iron Ore mines located in Michigan and Minnesota from which we produced 23.7 million, 21.6 million and 15.0 million long tons of iron ore pellets in 2011, 2010 and 2009, respectively, for our account. We produced 7.3 million, 6.6 million and 1.9 million long tons, respectively, on behalf of the steel company partners of the mines.

Our U.S. Iron Ore mines produce from deposits located within the Biwabik and Negaunee Iron Formation which are classified as Lake Superior type iron-formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Historical Cost of Mine Plant and Equipment (In Millions) (1)	Current Annual Capacity (Tons in Millions) (2)
Empire	79%	Mine, Concentrator, Pelletizer	Negaunee Iron Formation (Magnetite)	1963	$51.6	5.5

Tilden	85%	Mine, Concentrator, Pelletizer, Railroad	Negaunee Iron Formation (Hematite, Magnetite)	1974	$213.1	8.0

Hibbing Taconite	23%	Mine, Concentrator, Pelletizer	Biwabik Iron Formation (Magnetite)	1976	$27.0	8.0

Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Biwabik Iron Formation (Magnetite)	1990	$142.9	6.0

United Taconite	100%	Mine, Concentrator, Pelletizer	Biwabik Iron Formation (Magnetite)	1965	$96.1	5.4

(1)	Net of Accumulated Amortization and Depreciation. Hibbing Taconite is reflected at our 23 percent ownership interest.

(2)	Tons are long tons of 2,240 pounds.

Empire Mine

The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. Over the past five years, the Empire mine has produced between 2.6 million and 4.9 million tons of iron ore pellets annually.

We own 79.0 percent of Empire and a subsidiary of ArcelorMittal USA has retained the remaining 21 percent ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time subsequent to the end of 2007. This right has not been exercised. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. A subsidiary of ours leases the balance of the Empire reserves from other owners of such reserves and subleases them to Empire. Operations consists of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, Autogenous Grinding (AG) mills, magnetic separation, and floatation to produce a magnetic concentrate that is then supplied to the on-site pellet plant.

Tilden Mine

The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 5.6 million and 9.1 million tons of iron ore pellets annually. We own 85 percent of Tilden, with the remaining minority interest owned by a subsidiary of U.S. Steel Canada Inc. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Operations consists of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation, and floatation to produce a magnetic concentrate that is then supplied to the on-site pellet plant.

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

Hibbing Mine

The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. Over the past five years, the Hibbing mine has produced between 1.7 million and 8.2 million tons of iron ore pellets annually. We own 23.0 percent of Hibbing, a subsidiary of ArcelorMittal has a 62.3 percent interest and a subsidiary of U.S. Steel has a 14.7 percent interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consists of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation, and an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin operated by BNSF.

Northshore Mine

The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in

Silver Bay, Minnesota, near Lake Superior. Crude ore is shipped by a wholly owned railroad from the mine to the processing and dock facilities at Silver Bay. Over the past five years, the Northshore mine has produced between 3.2 million and 5.8 million tons of iron ore pellets annually. The Northshore mine began production under our management and ownership on October 1, 1994. We own 100 percent of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Northshore operations consist of an open pit truck and shovel mine where two stages of crushing occurs before the ore is transported along a Company-owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant site has its own ship loading port located on Lake Superior.

United Taconite Mine

The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 3.8 million and 5.3 million tons of iron ore pellets annually. In 2008, we completed the acquisition of the remaining 30 percent interest in United Taconite. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. United Taconite operations consists of an open pit truck and shovel mine where two stages of crushing occurs before the ore is transported by rail to the plant site located ten miles to the south. At the plant site an additional stage of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant. From the site, pellets are transported by CN rail to a ship loading port at Duluth, MN operated by CN.

Eastern Canadian Iron Ore

We own and operate interests in two iron ore mines in the Provinces of Quebec and Labrador from which we produce a product mix of iron ore pellets and concentrate. We produced 6.9 million, 3.9 million and 2.1 million metric tons of iron ore product in 2011, 2010 and 2009, respectively. In 2011 we acquired Consolidated Thompson along with its 75 percent interest in the Bloom Lake property.

Our Eastern Canadian Mines produce from deposits located within the area known as the Labrador Trough and is composed of iron-formations, which are classified as Lake Superior type. Lake Superior type iron-formations consist of banded sedimentary rocks that formed under similar conditions in shallow marine basins approximately two billion years ago. The Labrador Trough region has experienced considerable metamorphism and folding of the original iron deposits. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Historical Cost of Mine Plant and Equipment (In Millions) (1)	Current Annual Capacity (Metric tons in Millions) (2)
Wabush	100%	Mine, Concentrator, Pelletizer, Railroad	Sokoman Iron Formation (Hematite)	1965	$148.0	5.6
Bloom Lake	75%	Mine, Concentrator, Railroad	Sokoman Iron Formation (Hematite)	2010	$1,410.9	8.0

(1)	Net of Accumulated Amortization and Depreciation.

(2)	Tons are metric tons of 2,205 pounds.

Wabush Mines

The Wabush mine has been in operation since 1965. Over the past five years, the Wabush mine has produced between 2.7 million and 4.6 million tons of iron ore pellets annually. On October 12, 2009, we exercised our right of first refusal to acquire the remaining interest in Wabush, including U.S. Steel subsidiary’s 44.6 percent interest and ArcelorMittal’s subsidiary’s 28.6 percent interest. Ownership transfer to Cliffs was completed on February 1, 2010. Mining is conducted on several mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates. The Wabush mine and concentrator are located in Wabush, Labrador, Newfoundland, and the pellet plant and dock facility is located in Pointe Noire, Quebec, Canada. At the mine, operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and gravity separation to produce an iron concentrate. Concentrates are shipped by rail 300 miles to Pointe Noire where they are pelletized for shipment via vessel within Canada, to the United States and other international destinations. Additionally, concentrates may be shipped directly from Pointe Noire for sinter feed.

Bloom Lake

The Bloom Lake mine and concentrator are located approximately nine miles southwest of Fermont, Quebec, Canada. As previously mentioned, our acquisition of Consolidated Thompson included a 75 percent majority ownership in the Bloom Lake operation. Phase I of the Bloom Lake mine was commissioned in March 2010 and it consists of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, an AG mill and gravity separation to produce an iron concentrate. Phase II currently is under construction and consists of an additional concentrator and support facilities. The expansion project upon completion of Phase II will result in a ramp-up of production capabilities from 8.0 million to 16.0 million metric tons of iron ore concentrate per year. The open pit mine and mining fleet will be expanded to support the required ore delivery for both Phase I and II. From the site, concentrate is transported by rail to a ship loading port in Pointe Noire, Quebec.

Asia Pacific Iron Ore

In Australia, we own and operate interests in the Koolyanobbing and Cockatoo Island iron ore mines from which we produced 8.9 million metric tons, 9.3 million metric tons and 8.3 million metric tons in 2011, 2010 and 2009, respectively.

The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron-formations. Individual deposits tend to be small with complex ore-waste contact relationships. The reserves at the Koolyanobbing operations are derived from 14 separate mineral deposits distributed over a 70-mile operating radius. The mineralization at Cockatoo Island is predominantly soft, hematite-rich sandstone that produces premium high grade, low impurity direct shipping fines.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Historical Cost of Mine Plant and Equipment (In Millions) (1)	Current Annual Capacity (Metric tons in Millions) (2)
Koolyanobbing	100%	Mine, Road Train Haulage, Crushing- Screening Plant	Banded Iron Formations Southern Cross Terrane Yilgarn Mineral Field (Hematite, Goethite)	1994	$472.6	8.5

Cockatoo Island	50%	Mine, Crushing- Screening Plant, Shiploader	Sandstone, Yampi Formation Kimberly Mineral Field (Hematite)	1994	$15.2	1.4

(1)	Net of Accumulated Amortization and Depreciation. Cockatoo Island is reflected at our 50 percent ownership interest.

(2)	Tons are metric tons of 2,205 pounds.

Koolyanobbing

The Koolyanobbing operations are located 250 miles east of Perth and approximately 30 miles northeast of the town of Southern Cross. Koolyanobbing produces lump and fines iron ore. Ongoing exploration programs targeting extensions to the iron ore resource base, including regional exploration targets in the Yilgarn Mineral Field, were active in 2011. In 2011, a significant permitting milestone was achieved with the granting of regulatory approvals necessary to develop above the water table at Windarling’s W1 deposit. Over the past five years, the Koolyanobbing operation has produced between 7.3 million and 8.9 million tons annually. Ore material is sourced from eight separate open pit mines and delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. In 2011 we received regulatory approvals necessary for the development of the Deception deposit located approximately 12 miles north of Windarling. All of the ore from the Koolyanobbing operations is transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.

In September 2010, our Board of Directors approved a capital project at our Koolyanobbing operation that is expected to increase production output at Koolyanobbing to approximately 11 million metric tons annually. The expansion project requires a capital investment of $275 million, of which $202 million has been spent as of December 31, 2011. These improvements are expected to be fully implemented by the second half of 2012.

Cockatoo Island

The Cockatoo Island operation is located four miles to the west of Yampi Peninsula in the Buccaneer Archipelago, and 90 miles north of Derby in the West Kimberley region of Western Australia. The island has been mined for iron ore since 1951, with a break in operations between 1985 and 1993. During the past five years, Cockatoo Island has ranged from no production to 1.4 million tons annually.

We own a 50 percent interest in this joint venture to mine remnant iron ore deposits. Mining from this phase of the operation commenced in late 2000. Production at Cockatoo Island ended during 2008 due to construction on Phase 3 of the seawall, which at the time was expected to extend production for an additional two years. In April 2009, an unanticipated subsidence of the seawall occurred and, as a result, production from the mine was delayed. Production at Cockatoo Island resumed earlier than expected, resulting in the production of 0.7 million metric tons in the second half of 2010. Production continued throughout 2011, resulting in the production of 1.4 million metric tons for the year. Ore is hauled by haul truck to the stockpiles, crushed and screened, and then transferred by conveyor to the ship loader where the ore is loaded onto ships for export to customers in Asia.

In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. The potential transaction is expected to occur at the end of the current stage of mining, Phase 3, which is anticipated to be complete in late 2012. Due diligence has been completed and the definitive sale agreement is being drafted and negotiated. The definitive sale agreement will be conditional on the receipt of regulatory and third-party consents and the satisfaction of other customary closing conditions.

Latin American Iron Ore

Amapá

Mineralized material at the Amapá mine is predominantly hematite occurring in weathered and leached greenstone-hosted banded iron-formation of the Archean Vila Nova Group. Variable degrees of leaching generate soft hematite mineralization suitable for either sinter feed production via crushing and gravity separation or pelletizing feed production via grinding and flotation. Amapá operations consist of an open pit mine and a concentrator that utilizes crushing, milling and gravity separation, to produce various iron products. From the site, products are transported by rail to the Port of Santana. Over the past four years, the Amapá mine has produced between 1.2 million and 4.8 million metric tons annually.

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

Mine	Cliffs Ownership	Infrastructure	Operating Since	Historical Cost of Mine Plant and Equipment (In Millions) (1)	Current Annual Capacity (Metric tons in Millions) (2)
Amapá	30%	Mine, Concentrator	2007	$189.5	6.1

(1)	Net of Accumulated Amortization and Depreciation. Amapá is reflected at our 30 percent ownership interest.

(2)	Tons are metric tons of 2,205 pounds.

North American Coal

We directly own and operate three North American coal mining complexes from which we produced a total of 5.0 million, 3.2 million and 1.7 million short tons of coal in North America in 2011, 2010 and 2009, respectively. Our coal production at each mine is shipped within the U.S. by rail or barge. Coal for international customers is shipped through the ports of Mobile, Alabama, Newport News, Virginia and New Orleans, Louisiana.

Coal seams mined at all of our North American Coal operations are Pennsylvanian Age and derived from the Pocahontas 3 and 4 seams at the Pinnacle Complex and the Blue Creek Seam at Oak Grove, which produce high quality, low ash metallurgical products, while multiple seams are mined at the CLCC underground and surface mines producing both metallurgical and thermal products.

Mine	Cliffs Ownership	Infrastructure	Primary Coal Type	Operating Since	Historical Cost of Mine Plant and Equipment (In Millions) (1)	Current Annual Capacity (Tons in Millions (2)
Pinnacle Complex	100%	Underground Mine, Preparation Plant, Load-out	Low-Vol Metallurgical	1969	$138.9	4.0
Oak Grove	100%	Underground Mine, Preparation Plant, Load-out	Low-Vol Metallurgical	1972	$147.3	2.5
Cliffs Logan County Coal	100%	Underground and Surface Mine, Preparation Plant, Load-out	High-Vol Metallurgical & Thermal	2008 Underground 2005 Surface	$111.1	2.9

(1)	Net of Accumulated Amortization and Depreciation.

(2)	Tons are short tons of 2,000 pounds.

Pinnacle Complex

The Pinnacle Complex includes the Pinnacle and Green Ridge mines and is located approximately 30 miles southwest of Beckley, West Virginia. The Pinnacle mine has been in operation since 1969. Over the past five years, the Pinnacle mine has produced between 0.7 million and 2.1 million tons of coal annually. The Green Ridge mines have been in operation since 2004 and have produced between 0.1 million and 0.4 million tons of coal annually. In February 2010, the Green Ridge No. 1 mine was closed permanently due to exhaustion of the economic reserves at the mine. In addition, the Green Ridge No. 2 mine was idled in January 2012. Primary access to the Pinnacle mine is by shaft, while a drift entry is used at Green Ridge. Pinnacle utilizes continuous miners and a longwall plow system, Green Ridge utilizes only continuous miners. Both facilities share preparation, processing and load-out facilities.

Oak Grove

The Oak Grove mine is located approximately 25 miles southwest of Birmingham, Alabama. The mine has been in operation since 1972. Over the past five years, the Oak Grove mine has produced between 0.9 million and 1.2 million tons of coal annually. In 2011 a new shaft and support facilities were commissioned in order to reduce the transport time for supplies and personnel to the working face. The previous shaft still is utilized in a support role. Oak Grove utilizes a long wall shear with continuous miners. Preparation, processing and rail load-out facilities are located on-site. As previously disclosed, the preparation plant at Oak Grove incurred significant tornado damage during 2011. The plant rebuild includes new equipment and improvements to the process design that will enhance the performance of the plant. The preparation plant achieved partial operating capacity in January 2012.

Cliffs Logan County Coal

Cliffs Logan County Coal (CLCC) property is located within Boone, Logan and Wyoming counties in southern West Virginia. CLCC currently produces metallurgical and thermal coal from surface and underground mines that are served by a preparation plant and unit-train load out facility on the CSXT. Two underground mines, the Powellton No. 1 and Dingess-Chilton Mines, produce high-volatile metallurgical coal using room and pillar retreat mining methods using continuous miner equipment. The Toney Fork No. 2 surface mine, produces thermal coal with a combination of contour strip area mining and point removal methods.

The Powellton and Dingess-Chilton mines have been in operation since 2008. Over the past four years, the Powellton mine has produced between 0.1 million and 0.7 million tons of coal annually and the Dingess-Chilton mine production has ranged from no production to 0.6 million tons of coal annually due to the ramp-up to full production. The Toney Fork No. 2 mine has been in operation since 2005. Over the past four years, the Toney Fork No. 2 mine has produced between 1.2 million and 1.5 million tons of coal annually. The Lower War Eagle and Elklick Chilton mines currently are under development and expected to produce approximately 0.2 million tons and 0.1 million tons, respectively, in 2012.

Asia Pacific Coal

Sonoma

Mine	Cliffs Ownership	Infrastructure	Primary Coal Type	Operating Since	Historical Cost of Mine Plant and Equipment (In Millions) (1)	Current Annual Capacity (Metric tons in Millions) (2)
Sonoma	45%	Surface Mine, Preparation Plant, Load-out	Metallurgical & Thermal	2008	$88.3	4.0

(1)	Net of Accumulated Amortization and Depreciation.

(2)	Tons are metric tons of 2,205 pounds.

We have a 45 percent interest in the Sonoma joint venture, which owns the mine. Development began in 2007 with the first load of coal shipped in early 2008. The Sonoma operation is located in the northern section of Queensland’s Bowen Basin, four miles south of Collinsville. A mix of high-quality metallurgical coal and thermal coal is recovered from the B and C seams of the Permian Mooranbah Coal Measures. The operation consists of an open pit truck shovel mine, a preparation/processing plant and rail load-out facility, which are located on-site. Product is delivered via rail 65 miles east to the Abbot Point Coal Terminal in Bowen. Product is shipped primarily to customers located in Asia. Over the past four years, the Sonoma mine has produced between 2.4 million and 3.5 million tons of coal annually.

Mineral Reserves

Policy

We have a corporate policy relating to internal control and procedures with respect to auditing and estimating mineral reserves. The procedures include the calculation of mineral reserves at each mine by professional mining engineers and geologists. We evaluate and analyze reserve estimates every three years in accordance with our mineral reserve policy or earlier if conditions merit. Management compiles and reviews the calculations, and once finalized, such information is used to prepare the disclosures for our annual and quarterly reports. The disclosures are reviewed and approved by management, including our Chief Executive Officer and Chief Financial Officer. Additionally, the long-range mine planning and mineral reserve estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral reserve estimates, other than those due to production, are adequately documented and submitted to our Chief Executive Officer for review and approval. Finally, we perform periodic reviews of long-range mine plans and mineral reserve estimates at mine staff meetings and senior management meetings. In 2012, we will be revising our policy in regards to the estimation and reporting of mineral reserves to better align with international best practices. As we continue to grow as an international mining company with a diversified mineral portfolio, our policies must be able to support the Company as it evolves.

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.

Reserve estimates are based on pricing that does not exceed the three-year trailing average of benchmark prices. For United States Iron Ore operations, prices are based on iron ore pellets delivered to the Lower Great Lakes, and for our Eastern Canadian and Asia Pacific operations, iron ore prices represent the three-year trailing average of international benchmark pricing. Our North American Coal operations utilize a combination of domestic and international benchmarks.

For the fiscal year ended December 31, 2011, commodity prices vary based on the date of the last reserve analysis. The table below identifies the reserve analysis date and the respective three-year trailing price for each of our mines as of December 31, 2011.

Mine	Date of Base Economic Ore Reserve Analysis	Commodity Pricing (1)
Iron Ore:
U.S. Iron Ore
Empire	2009(2)	$89.19
Hibbing Taconite (3)	2008	$90.42
Northshore	2009(2)	$90.42
Tilden	2011(2)	$127.67
United Taconite	2010(2)	$96.49
Eastern Canadian Iron Ore
Bloom Lake	2011	$95.42
Wabush	2010	$101.81
Asia Pacific Iron Ore
Koolyanobbing	2011	Lump - $104.00 Fines - $84.00
Cockatoo Island (4)	2008	Fines - $46.00
Coal:
North American Coal
Pinnacle Complex	2009	$85.00
Oak Grove	2009	$85.00
CLCC	2011	Metallugical - $109.88 Thermal - $71.26

(1)	Pricing for our U.S. Iron Ore mines and Wabush reflects US$ per long tons of pellets F.O.B. port, except for Empire and Tilden, which are F.O.B. mine. Pricing for our Asia Pacific Iron Ore mines and Bloom Lake reflects US$ per metric ton of product. Pricing for our North American Coal mines reflects US$ per short ton.

(2)	The decision was made to exclude anomolous 2008 Benchmark Pricing from the three-year trailing average price used in determining our U.S. Iron Ore reserve estimates. The unique economic conditions experienced during 2008 did not accurately reflect normal pricing conditions and unduly skewed the three-year trailing average. Therefore, the three-year trailing average for the 2009 reserve analysis reflects 2005-2007 prices, the 2010 reserve analyses reflects 2006-2009 prices, excluding 2008 and the 2011 reserve analysis reflects 2007-2010 prices, excluding 2008.

(3)	The decision was made to delay the update to Hibbing’s economic reserve analyses until 2012 while we are currently revising our mineral reserve policy.

(4)	As previously mentioned, we are in the process of selling our interest in the Cockatoo Island and as such we have made the decision not to update the reserve analyses.

Iron Ore Reserves

Ore reserve estimates for our iron ore mines as of December 31, 2011 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. New estimates were completed in 2011 for the following operations: Tilden, Bloom Lake and Koolyanobbing. All other operations reserves are net 2011 production.

United States Iron Ore

	Recoverable Reserves (1) Long Tons in Millions (2)
	Current Year			Previous Year	Mineral Rights
Mine	Proven	Probable	Total	Total	Owned	Leased
Empire (3)	7.5	—	7.5	10.0	53%	47%
Tilden (4)	207.7	49.6	257.3	266.0	100%	0%
Hibbing Taconite (5)	89.6	9.6	99.2	107.0	3%	97%
Northshore	293.8	15.9	309.7	316.0	0%	100%
United Taconite	119.2	11.8	131.0	136.0	0%	100%

Totals	717.8	86.9	804.7	835.0

(1)	Estimated standard equivalent pellets, including both proven and probable reserves based on life-of-mine operating schedules.

(2)	Long tons equal 2,240 pounds.

(3)	Reserves listed on 100 percent basis. Cliffs has a 79 percent interest in Empire.

(4)	Reserves listed on 100 percent basis. Cliffs has a 85 percent interest in Tilden.

(5)	Reserves listed on 100 percent basis. Cliffs has a 23 percent interest in Hibbing Taconite.

A new economic reserve analysis was completed for the Tilden operations in 2011. Based on the analysis, Tilden pellet reserves decreased slightly by 0.4 million long tons when compared to 2010. The decrease is due to an updated geological model. The Tilden pellet reserves were further reduced by 2011 production.

Eastern Canadian Iron Ore

An economic reserve analysis was completed for the Bloom Lake operations in 2011. As previously mentioned, we acquired a controlling interest in Bloom Lake through the purchase of Consolidated Thompson in 2011. As such, 2011 is the first year that we are reporting reserves for Bloom Lake.

	Recoverable Reserves (1) Metric tons in Millions (2)
	Current Year			Previous Year	Mineral Rights
Mine	Proven	Probable	Total	Total	Owned	Leased
Wabush (3)	62.0	7.2	69.2	72.1	0%	100%
Bloom Lake (4)	101.5	259.6	361.1	n/a	100%	0%

Totals	163.5	266.8	430.3	72.1

(1)	Estimated standard equivalent pellets or concentrate, including both proven and probable reserves based on life-of-mine operating schedules.

(2)	Metric tons equal 2,205 pounds.

(3)	Prior year reserves for Wabush were reported in long tons. Long ton equals 2,240 pounds.

(4)	As previously mentioned we acquired the Bloom Lake property as part of the acquisition of Consolidated Thompson. 2011 is the first year in which we are reporting a reserve for this property. Reserves listed on 100 pecent basis. Cliffs has a 75 percent interest in Bloom Lake.

Asia Pacific Iron Ore

A new economic reserve analysis was completed for the Koolyanobbing operations in 2011. Total reserves decreased 1.8 million metric tons, net 2011 production. The decrease is due to updated geological models.

	Recoverable Reserves (1)
	Metric tons in Millions (2)
	Current Year			Previous Year
Mine (4)	Proven	Probable	Total	Total
Koolyanobbing	0.5	88.6	89.1	99.3
Cockatoo Island (3)	0.1	0.8	0.9	2.0

Totals	0.6	89.4	90.0	101.3

(1)	Reported ore reserves restricted to proven and probable tonnages based on life of mine operating schedules. 0.51 million metric tons of the Koolyanobbing reserves are sourced from current stockpiles.

(2)	Metric tons of 2,205 pounds.

(3)	Reserves listed on 100 percent basis. Cliffs has a 50 percent interest in the Cockatoo Island joint venture.

(4)	The mineral rights for these mines are 100% leased.

Coal Reserves

Coal reserves estimates for our North American underground and surface mines as of December 31, 2011 were estimated using three-dimensional modeling techniques, coupled with scheduled mine plans. The Pinnacle and Oak Grove coal reserves have not changed net of 2011 mine production.

North American Coal

A new economic reserve analysis was completed for Cliffs Logan County Coal operations in 2011. Total recoverable coal reserves decreased 6.2 million short tons, net 2011 production. The decrease is due to updated fully scheduled mine plans for both underground and surface operations. Reserve figures for our Pinnacle Complex and Oak Grove operations are based on economic analyses completed in 2009, and based upon our reserve estimate policy, are scheduled to be updated in 2012 with updated cost and pricing information.

	Category (3)	Coal Type	Recoverable Reserves Short Tons in Millions (2) Current Year			Previous Year Total	Sulfur Content %	As Received Btu/lb
Mine (1) (5)			Proven	Probable	Total
Pinnacle Complex
Pocahontas No 3	Assigned	Metallurgical	33.1	18.1	51.2	52.4	0.77	14,900
Pocahontas No 4	Unassigned	Metallurgical	9.0	0.8	9.8	9.8	0.58	14,000
Oak Grove
Blue Creek Seam	Assigned	Metallurgical	37.1	3.8	40.9	42.1	0.57	14,000
Cliffs Logan County Coal
Multi-Seam Underground	Assigned	Metallurgical	35.8	19.0	54.8	58.9	1.00	15,500
Multi-Seam Surface	Assigned	Metallurgical	5.2	1.0	6.1	—	0.90	15,300
Multi-Seam Surface (4)	Assigned	Thermal	43.8	7.4	51.2	61.8	0.89	13,300

Totals			164.0	50.1	214.0	225.0

(1)	All coal extracted by underground mining using longwall and continuous miner equipment except for CLCC Surface, which is mined by contour and highwall mining methods.

(2)	Short tons of 2,000 pounds.

(3)	Assigned reserves represent coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

(4)	CLCC thermal reserves do not meet U.S. compliance standards as defined by Phase II of the Clean Air Act as coal having a sulfur dioxide content of 1.2 pounds or less per million Btu.

(5)	The mineral rights for these mines are 100 percent leased.

Asia Pacific Coal

The coal reserve estimate for our Asia Pacific mine (Sonoma) as of December 31, 2011 is based on a JORC compliant resource estimate and an optimized pit design completed as part of the 2007 feasibility study. These estimates are updated by the manager of the Sonoma joint venture yearly by way of production depletion, reconciliation of mined coal to product shipped and updated geological models. As a result of the 2011 estimate update, recoverable coal reserves increased by 1.1 million metric tons. Coal pricing for the reserve estimate is based upon international benchmark pricing at the time of investment in 2007, which was $71 per metric ton F.O.B. port for the range of products generated at Sonoma. Coal pricing at Sonoma has increased significantly since 2007, with the three-year trailing average price for 2008 to 2010 at $121 per ton.

	Category (3)	Coal Type	Recoverable Reserves			Previous Year Total
			Metric tons in Millions (1)				Sulfur Content %	As Received Btu/lb
			Current Year
Mine (2), (4)			Proven	Probable	Total
Sonoma
Moranbah Coal B,C, and E seams	Assigned	Metallurgical	4.5	2.5	7.0	7.0	0.48	13,800
		Thermal	9.3	5.0	14.3	13.2	0.55	10,800

Totals			13.8	7.5	21.3	20.2

(1)	Metric tons of 2,205 pounds. Recoverable clean coal at 9 percent moisture. Reserves listed on 100 percent basis. Cliffs has a 45 percent interest in the Sonoma joint venture.

(2)	All coal extracted by conventional surface mining techniques.

(3)	Assigned reserves represent coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

(4)	The mineral rights for these mines are 100 percent leased.

Item 3.    Legal Proceedings.

Alabama Dust Litigation.    There are currently four cases in the Alabama state court system that comprise the Alabama Dust Litigation, the first of which was filed in 1997 and styled White, et al. v. USX Corporation, et al. Similar cases were filed in 2004 (Waid, et al v. Cliffs North American Coal LLC), 2009 (Alexander, et al. v. Cliffs North American Coal LLC, et al., and 2011 (Brown, et al. v. Cliffs North American Coal LLC et al.). Generally, these claims are brought by nearby homeowners who allege that dust emanating from the Concord Preparation Plant causes damage to their properties. These cases are in different procedural stages and we intend to defend all of these cases vigorously. It is possible that these types of complaints may continue to be filed in the future, but the overall impact of these cases is not anticipated currently to have a material impact on our business.

Fugitive Dust / PM10 at Northshore Mining Silver Bay Plant Site.    Northshore and the MPCA have entered into a Stipulation Agreement dated January 20, 2012. The Stipulation Agreement pertains to alleged violations at Northshore’s Silver Bay facility that were discovered during a review of ambient air monitoring results and in response to complaints to the MPCA. The allegations include violations of National and State Ambient Air Quality Standards for PM10. As part of the Stipulation Agreement, the MPCA will assess a civil penalty in the amount of approximately $240,000 and a Supplemental Environmental Project to cost at least $80,000.

Maritime Asbestos Litigation.    The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 489 actions brought from 1986 to date by former seamen in which the plaintiffs claim damages under federal law for illnesses in varying levels of severity allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, along with approximately 30,000 other cases from various jurisdictions throughout the United States that were filed by seamen against ship-owners and other defendants. Through a series of court orders, the docket has been reduced to approximately 3,500 active cases, of which we are a named defendant in 76. These cases are in the discovery phase. The court has dismissed the remainder of the cases without prejudice. Those dismissed cases could be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which these retentions will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.

Pinnacle Mine Environmental Litigation.    On June 24, 2010, the West Virginia DEP filed a lawsuit against the Pinnacle Mine and other West Virginia coal mining operations alleging non-compliance with its NPDES discharge permit. The complaint alleges various exceedances of the permit’s effluent quality limits and seeks injunctive relief and penalties. Pinnacle has had preliminary discussions with DEP and proposed a Consent Order documenting Pinnacle Mine’s selenium control commitments. DEP has yet to respond, but at this time, we do not believe this suit will have a material impact on the mine’s operations.

The Rio Tinto Mine Site.    The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order between the NDEP and the RTWG composed of Cliffs, Atlantic Richfield Company, Teck Cominco American Incorporated, and E. I. du Pont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish & Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribes of the Duck Valley Reservation (collectively, “Rio Tinto Trustees”). The Consent Order is currently projected to continue with the objective of supporting the selection of the final remedy for the site. As of December 31, 2011, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million in total for all potentially responsible parties. In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.

On May 29, 2009, the RTWG entered into a Rio Tinto Mine Site Work and Cost Allocation Agreement (the “Allocation Agreement”) to resolve differences over the allocation of any negotiated remedy. The Allocation Agreement contemplates that the RTWG will enter into an insured fixed-price cleanup agreement, or IFC, pursuant to which a contractor would assume responsibility for the implementation and funding of the remedy in exchange for a fixed price. We are obligated to fund 32.5 percent of the IFC. In the event an IFC is not implemented, the RTWG has agreed on allocation percentages in the Allocation Agreement, with Cliffs being committed to fund 32.5 percent of any remedy. We have a current reserve that we believe is adequate to fund our anticipated portion of the IFC. Due to the duration of the negotiations and costs associated with delays Cliffs increased its reserve by approximately one million dollars in 2011 to a total of $10.0 million as of December 31, 2011. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in early 2012.

Wisconsin Electric Power Company Rate Cases.    On July 2, 2009, WEPCO filed a new rate case at the MPSC wherein WEPCO proposed to increase its rates for electric service. On August 18, 2009, the judge granted our petition to intervene in the new rate case. Testimony in the case was completed in early February 2010. On July 1, 2010, the MPSC approved new rates, effective on July 2, 2010, that were projected to increase Tilden and Empire’s electric costs by approximately $14.4 million per year, or 13.6 percent, as compared to the rates that were in effect when the case was filed. Because WEPCO had self-implemented an interim rate increase in February 2010, the actual increase in rates beginning in July 2010 was much lower than 13.6 percent. Tilden and Empire’s rates increased by approximately $2.5 million, or 2.1 percent, on an annual basis in July 2010 over the rates in effect since February 2010. On August 2, 2010, Tilden and Empire filed a petition for rehearing with respect to certain issues in the rate case. On October 14, 2010, the MPSC granted, in part, Tilden and Empire’s petition for rehearing and directed that WEPCO’s rates implemented in July 2010 be reduced. The rate reduction is projected to lower Tilden and Empire’s annual electric costs by approximately $200,000 below the annual electric costs that Tilden and Empire would have incurred under the rates implemented in July 2010. On November 12, 2010, Tilden and Empire filed a Claim of Appeal with the Michigan Court of Appeals raising two issues, which if decided favorably to the mines could further reduce the mines’ annual electric costs. On December 28, 2010, the MPSC filed a motion for remand with the Court of Appeals requesting that the case be sent back to the MPSC for further clarification. This motion was denied in March 2011 and the briefing phase now has been completed. A final decision from the Court of Appeals is expected in mid-2012.

Item 4.    Mine Safety Disclosures.

We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our company’s core values, and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company, by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills and attitudes. We believe that through these policies, our Company has developed an effective safety management system.

Under the recently enacted Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 15 of the Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Exchange Information

Our common shares (ticker symbol CLF) are listed on the NYSE and the Professional Segment of NYSE Euronext Paris.

Common Share Price Performance and Dividends

The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE and the dividends declared per common share:

	2011			2010
	High	Low	Dividends	High	Low	Dividends
First Quarter	$101.62	$79.15	$0.14	$73.95	$39.13	$0.0875
Second Quarter	102.48	80.37	0.14	76.17	46.40	0.1400
Third Quarter	102.00	51.08	0.28	68.83	44.20	0.1400
Fourth Quarter	74.38	47.31	0.28	80.40	61.93	0.1400

Year	102.48	47.31	$0.84	80.40	39.13	$0.5075

At February 13, 2012, we had 1,432 shareholders of record.

Shareholder Return Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs’ common shares; (2) S&P 500 Stock Index; (3) S&P 500 Steel Group Index; and (4) S&P Midcap 400 Index. The values of each investment are based on price change plus reinvestment of all dividends report to shareholders.

		2006	2007	2008	2009	2010	2011
Cliffs Natural Resources Inc.	Return %		108.77	-48.90	81.92	70.69	-19.24
	Cum $	100.00	208.77	106.69	194.09	331.29	267.56
S&P 500 Index - Total Returns	Return %		5.49	-36.99	26.47	15.07	2.11
	Cum $	100.00	105.49	66.47	84.06	96.73	98.77
S&P 500 Steel Index	Return %		21.72	-51.73	28.88	33.86	-23.01
	Cum $	100.00	121.72	58.75	75.72	101.37	78.04
S&P Midcap 400 Index	Return %		7.97	-36.24	37.37	26.64	-1.74
	Cum $	100.00	107.97	68.84	94.57	119.76	117.67

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
October 1 — 31, 2011	—	—	—	991,200
November 1 — 30, 2011	991,200	$68.44	991,200	0
December 1 — 31, 2011	—	—	—	0

Total	991,200		991,200	0

(1)	On August 15, 2011, the Board of Directors approved a new share repurchase plan pursuant to which we may purchase up to an aggregate of four million common shares. All of the shares authorized to be repurchased have been repurchased.

Item 6.	Selected Financial Data.

Summary of Financial and Other Statistical Data

Cliffs Natural Resources Inc. and Subsidiaries

	2011 (g)	2010 (e)	2009	2008 (b)	2007 (a)
Financial data (in millions, except per share amounts) (h)
Revenue from product sales and services	$6,794.3	$4,682.1	$2,342.0	$3,609.1	$2,275.2
Cost of goods sold and operating expenses	(4,105.7)	(3,155.6)	(2,030.3)	(2,449.4)	(1,813.2)
Other operating expense (i)	(340.0)	(256.3)	(75.6)	(217.9)	(80.4)

Operating income	2,348.6	1,270.2	236.1	941.8	381.6
Income from continuing operations (f)	1,831.1	1,023.0	208.5	538.7	285.4
Income from discontinued operations	(18.5)	(3.1)	(3.4)	(1.2)	0.2

Net income	1,812.6	1,019.9	205.1	537.5	285.6
Less: Net income attributable to noncontrolling interest	193.5	—	—	21.7	15.6

Net income attributable to Cliffs shareholders	1,619.1	1,019.9	205.1	515.8	270.0
Preferred stock dividends	—	—	—	(1.1)	(5.2)

Income attributable to Cliffs common shareholders	1,619.1	1,019.9	205.1	514.7	264.8
Earnings per common share attributable to Cliffs shareholders — basic (c)
Continuing operations	11.68	7.56	1.67	5.08	3.19
Discontinued operations	(0.13)	(0.02)	(0.03)	(0.01)	—

Earnings per common share attributable to Cliffs shareholders — basic (c)	11.55	7.54	1.64	5.07	3.19
Earnings per common share attributable to Cliffs shareholders — diluted (c)
Continuing operations	11.61	7.51	1.66	4.77	2.57
Discontinued operations	(0.13)	(0.02)	(0.03)	(0.01)	—

Earnings per common share attributable to Cliffs shareholders — diluted (c)	11.48	7.49	1.63	4.76	2.57
Total assets	14,541.7	7,778.2	4,639.3	4,111.1	3,075.8
Long-term obligations	3,821.5	1,881.3	644.3	580.2	490.9
Net cash from operating activities	2,288.8	1,320.0	185.7	853.2	288.9
Redeemable cumulative convertible perpetual preferred stock	—	—	—	0.2	134.7
Distributions to preferred shareholders cash dividends	—	—	—	1.1	5.5
Distributions to common shareholders cash dividends (d)
- Per share (c)	0.84	0.51	0.26	0.35	0.25
- Total	118.9	68.9	31.9	36.1	20.9
Repurchases of common shares	289.8	—	—	—	2.2
Iron ore and coal production and sales statistics (tons in millions — U.S. iron ore and North American coal; metric tons in millions — Asia Pacific iron ore and Eastern Canadian iron ore)
Production tonnage - U.S. iron ore	31.0	28.1	16.9	31.0	30.0
- Eastern Canadian iron ore	6.9	3.9	2.7	4.3	4.7
- North American coal	5.0	3.2	1.7	3.5	1.1
- Asia Pacific iron ore	8.9	9.3	8.3	7.7	8.4
Production tonnage — (Cliffs’ share)
- U.S. iron ore	23.7	21.5	15.0	21.8	20.6
- Eastern Canadian iron ore	6.9	3.9	2.1	1.1	1.2
Sales tonnage - U.S. iron ore	24.2	23.0	13.7	21.7	21.5
- Eastern Canadian iron ore	7.4	3.3	2.7	1.0	0.8
- North American coal	4.2	3.3	1.9	3.2	1.2
- Asia Pacific iron ore	8.6	9.3	8.5	7.8	8.1
Common shares outstanding — basic (millions) (c)
- Average for year	140.2	135.3	125.0	101.5	83.0
- At year-end	142.0	135.5	131.0	113.5	87.2

(a)	On July 31, 2007, we completed the acquisition of Cliffs North American Coal LLC (formerly PinnOak), a producer of high-quality, low-volatile metallurgical coal. Results for 2007 include PinnOak’s results since the acquisition.

(b)	On May 21, 2008, Portman authorized a tender offer to repurchase shares, and as a result, our ownership interest in Portman increased from 80.4 percent to 85.2 percent on June 24, 2008. On September 10, 2008, we announced an off-market takeover offer to acquire the remaining shares in Portman, which closed on November 3, 2008. We subsequently proceeded with a compulsory acquisition of the remaining shares and attained full ownership of Portman as of December 31, 2008. Results for 2008 reflect the increase in our ownership of Portman since the date of each step acquisition.

(c)	On March 11, 2008, our Board of Directors declared a two-for-one stock split of our common shares. The record date for the stock split was May 1, 2008 with a distribution date of May 15, 2008. Accordingly, all common shares and per share amounts for all periods presented have been adjusted retroactively to reflect the stock split.

(d)	On May 12, 2009, our Board of Directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 for the second and third quarters of 2009 in order to enhance financial flexibility. The $0.04 common share dividends were paid on June 1, 2009 and September 1, 2009 to shareholders of record as of May 22, 2009 and August 14, 2009, respectively. In the fourth quarter of 2009, the dividend was reinstated to its previous level. On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010 and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010 and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011 and December 1, 2011 to shareholders on record as of the close of business on August 15, 2011 and November 18, 2011, respectively.

(e)	On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest, including its interest in the Ring of Fire properties in Northern Ontario Canada. On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush, thereby increasing our ownership interest from 26.8 percent to 100 percent. On July 30, 2010, we acquired all of the coal operations of privately owned INR, and since that date, the operations acquired from INR have been conducted through our wholly owned subsidiary known as CLCC. Results for 2010 include Freewest’s, Wabush’s and CLCC’s results since the respective acquisition dates. As a result of acquiring the remaining ownership interest in Freewest and Wabush, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition.

(f)	In December 2010, we completed a legal entity restructuring that resulted in a change to deferred tax liabilities of $78.0 million on certain foreign investments to a deferred tax asset of $9.4 million for tax basis in excess of book basis on foreign investments as of December 31, 2010. A valuation allowance of $9.4 million was recorded against this asset due to the uncertainty of realization. The deferred tax changes were recognized as a reduction to our income tax provision in 2010.

(g)	On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction including net debt. Results for 2011 include the results for Consolidated Thompson since the acquisition date.

(h)	On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition LLC. The results of operations of the renewaFUEL operations are reflected in the accompanying consolidated financial statements for all periods presented.

(i)	Upon performing our annual goodwill impairment test in the fourth quarter of 2011, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit, within the North American Coal operating segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Our company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys, and our Global Exploration Group.

We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the U.S. we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that provide iron ore to the seaborne market for Asian steel producers. Our Asia Pacific operations primarily are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, and in Ontario, Canada, we have a major chromite project in the pre-feasibility stage of exploration. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

Our 2011 results were driven by increased steel production, higher demand and rising prices. Global crude steel production, the primary driver of our business, was up approximately five percent from 2010. This included increases of approximately nine and seven percent in China and the U.S., respectively, which are the two largest markets for the Company. China produced approximately 683 million metric tons of crude steel in 2011, representing approximately 46 percent of global production. The world price of iron ore is influenced heavily by international demand; and rising spot market prices for iron ore has reflected this trend.

Our consolidated revenues for 2011 increased to $6.8 billion, with net income from continuing operations per diluted share of $11.61. This compares with revenues of $4.7 billion and net income from continuing operations per diluted share of $7.51 in 2010. Based upon the recent shift in the industry toward shorter-term pricing arrangements linked to the spot market and away from the annual international benchmark pricing mechanism historically referenced in our customer supply agreements, pricing has continued to increase during 2011 compared to 2010. We have finalized short-term pricing arrangements with our Asia Pacific Iron Ore customers and we have reached final pricing settlements with the majority of our U.S. Iron Ore customers for the 2011 contract year. However, in some cases we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing. In addition, in April 2011, we reached a negotiated settlement with ArcelorMittal USA with respect to our previously disclosed arbitrations and litigation resulting in additional revenue recorded in 2011. Revenues during 2011 were also impacted by higher iron ore sales volumes in Eastern Canada and higher metallurgical and thermal coal sales volumes in the U.S. that were made available through our acquisition of Consolidated Thompson and CLCC during the second quarter of 2011 and the third quarter of 2010, respectively. In Asia Pacific, the demand for steelmaking raw materials remained strong throughout 2011 primarily led by demand from China.

Results in 2011 reflect strong performance at our operations around the world and improved pricing for our products. Our strong cash flow generation and positive outlook for our business are allowing us to resume our focus on investments in our assets, which will enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with greater confidence and the ability to increase our cash payouts to shareholders.

In 2011, we continued to align our balance sheet and enhance our financial flexibility to be consistent with our long-term financial growth goals and objectives, including the completion of a public offering of senior notes in the aggregate principal amount of $1.0 billion, the completion of a $1.25 billion five-year term loan, the completion of a public offering of 10.35 million of our common shares that raised approximately $854 million and the execution of a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility. The senior notes offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. The net proceeds from the senior notes offering and the term loan were used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses. A portion of the net proceeds from the public offering of our common shares were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes. Proceeds from the revolving credit facility will be used to refinance existing indebtedness, to finance general working capital needs and for other general corporate purposes, including the funding of acquisitions. In August 2011, $250 million was drawn against the revolving credit facility in order to pay down a portion of the term loan. All amounts outstanding under the revolving credit facility were repaid in December 2011.

Segments

As a result of the acquisition of Consolidated Thompson, we have revised the number of our operating and reportable segments as determined under ASC 280. Our Company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 — SEGMENT REPORTING reflects this restatement.

Growth Strategy and Strategic Transactions

Throughout 2011, we continued to increase our operating scale and presence as an international mining and natural resources company by maintaining our focus on integration and execution. Our strategy includes the continuing integration of our acquisition of Consolidated Thompson, which was acquired on May 12, 2011.

The acquisition reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces high quality iron ore concentrate. WISCO is a 25 percent partner in Bloom Lake. The initial design of Bloom Lake operations is to achieve a production rate of 8.0 million metric tons of iron ore concentrate per year. Additional capital investments were approved by our Board of Directors in January 2012 in order to increase the initial production rate to 16.0 million metric tons of iron ore concentrate per year. We also own two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition also is expected to further diversify our existing customer base.

In addition to the integration of Consolidated Thompson, we have a number of capital projects underway in all of our reportable business segments. We believe these projects will continue to improve our operational performance, diversify our customer base and extend the reserve life of our portfolio of assets, all of which are necessary to sustain continued growth. Throughout 2012, we also will reinforce our global reorganization, as our leadership moves to an integrated global management structure.

We also expect to achieve growth through early involvement in exploration and development activities by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions.

Results of Operations — Consolidated

2011 Compared to 2010

The following is a summary of our consolidated results of operations for 2011 compared with 2010:

	(In Millions)
	2011	2010	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$6,794.3	$4,682.1	$2,112.2
Cost of goods sold and operating expenses	(4,105.7)	(3,155.6)	(950.1)

Sales Margin	$2,688.6	$1,526.5	$1,162.1

Sales Margin %	39.6%	32.6%	7.0%

Revenue from Product Sales and Services

Sales revenue in 2011 increased $2.1 billion, or 45.1 percent from 2010. The increase in sales revenue primarily was due to higher pricing related to our iron ore segments. At our U.S. Iron Ore operating segment, in April 2011, we reached a negotiated settlement with ArcelorMittal USA with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The settlement included a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal USA steelmaking facilities in North America during both 2009 and 2010 and resulted in an additional $280.9 million of revenue at our U.S. Iron Ore operating segment during 2011. Revenues also included the impact of $23.4 million related to the finalization of pricing on sales for Algoma’s 2010 pellet nomination that occurred during the first half of 2011. Our realized sales price for our U.S. Iron Ore operations during 2011 was an average increase per ton of 40 percent over 2010, or an increase per ton of 28 percent excluding the impact of the arbitration settlement with ArcelorMittal USA. The realized sales price for our Eastern Canadian Iron Ore operations was on average a nine percent increase per metric ton for 2011 when compared to 2010. In 2011, our Eastern Canadian Iron Ore sales included both iron ore pellets and concentrate, whereas our 2010 sales only included iron ore pellets. The increase in our realized price during 2011 at our Asia Pacific Iron Ore operating segment was on average a 38 percent and 24 percent increase for lump and fines, respectively, over the prior year.

Higher sales volumes at our Eastern Canadian Iron Ore and North American Coal operating segments also contributed to the increase in our consolidated revenue for 2011. Compared to 2010, sales volumes increased over 100 percent at Eastern Canadian Iron Ore in 2011 due to increased sales of iron ore concentrate made available through our acquisition of Consolidated Thompson during the second quarter of 2011. In addition, sales volumes increased 26.6 percent at North American Coal in 2011 due to increased sales of metallurgical and thermal coal made available through our acquisition of CLCC during the third quarter of 2010.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses was $4.1 billion in 2011, an increase of $1.0 billion, or 30 percent compared with 2010. The increase primarily was attributable to higher sales volumes at our Eastern Canadian Iron Ore and North American Coal business operations as a result of acquisitions in 2011 and 2010, respectively. The increase in the sales volumes at Eastern Canadian Iron Ore, due to the acquisition of Consolidated Thompson, resulted in $431.0 million of additional costs in 2011, and the increase in sales volumes at North American Coal, due to the acquisition of CLCC, resulted in incremental cost increases of $138.7 million when compared to 2010. Cost of goods sold and operating expenses also were impacted by cost rate increases of $112.1 million, $61.6 million and $75.8 million, respectively, at U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore segments. These cost increases were primarily a result of higher expenditures on plant repairs and maintenance, increased mining costs and higher energy costs in 2011. In addition, costs were negatively impacted by $72.2 million and $18.4 million of unfavorable foreign exchange rates at our Asia Pacific Iron Ore and Eastern Canadian Iron Ore segments, respectively, when compared to 2010.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for 2011 and 2010:

	(In Millions)
	2011	2010	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(274.4)	$(202.1)	$(72.3)
Exploration costs	(80.5)	(33.7)	(46.8)
Impairment of goodwill	(27.8)	—	(27.8)
Consolidated Thompson acquisition costs	(25.4)	—	(25.4)
Miscellaneous — net	68.1	(20.5)	88.6

	$(340.0)	$(256.3)	$(83.7)

Selling, general and administrative expenses in 2011 increased $72.3 million over the same periods in 2010. These increases primarily were due to additional selling, general and administrative expenses of $14.9 million related to our Montreal office and service activities related to our Bloom Lake operations, which we acquired in May 2011, and $29.1 million of higher employee compensation in 2011. 2011 also was impacted by $27.0 million of higher technology and office-related costs and higher outside services costs, primarily comprised of legal and information technology consulting. The increases to selling, general and administrative expenses were offset slightly by a $4.5 million decrease in our partner profit-sharing expenses incurred during 2011.

The increase in exploration costs of $46.8 million for year ended December 31, 2011 over the prior year primarily was due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $28.3 million in 2011 related to our involvement in exploration activities, as the group focuses on identifying mineral resources for future development or projects that are intended to add significant value to existing operations. The increases at our Ferroalloys operating segment primarily were comprised of increases in environmental and engineering costs and other pre-feasibility costs in 2011 of $22.5 million.

Upon performing our annual goodwill impairment test in the fourth quarter of 2011, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit within the North American Coal operating segment. The fair value was determined using a combination of a discounted cash flow model and valuations of comparable businesses. The impairment charge for the CLCC reporting unit was driven by our overall outlook on coal pricing in light of economic conditions, increases in our anticipated costs to bring the Lower War Eagle mine into production and increases in our anticipated sustaining capital cost for the lives of the CLCC mines that currently are operating.

During the year ended December 31, 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $25.4 million. The acquisition costs primarily were comprised of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.

Miscellaneous — net income increased $88.6 million for the year ended December 31, 2011 over 2010. The increase primarily was attributable to the $20.0 million gain we recognized on foreign currency remeasurement of monetary assets and liabilities in our Australian and Canadian operations during 2011 as compared to the $39.1 million loss recognized in 2010. Additionally, we recognized incremental income of $16.1 million during 2011 from the sale of certain assets, including those assets related to our ownership of Cliffs Erie. We also recognized $13.7 million of insurance recoveries net of casualty losses related to the tornado damage at our Oak Grove mine in April 2011.

Other income (expense)

Following is a summary of other income (expense) for 2011 and 2010:

	(In Millions)
	2011	2010	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interest	$—	$40.7	$(40.7)
Changes in fair value of foreign currency contracts, net	101.9	39.8	62.1
Interest income	9.5	9.9	(0.4)
Interest expense	(216.5)	(70.1)	(146.4)
Other non-operating income (expense)	(2.0)	12.5	(14.5)

	$(107.1)	$32.8	$(139.9)

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $38.0 million on February 1, 2010, resulting in a gain of $25.0 million also being recognized in 2010. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for further information.

The favorable changes in the fair value of our foreign-currency exchange contracts held as economic hedges during 2011 in the Statements of Consolidated Operations primarily were a result of hedging a portion of the purchase price for the acquisition of Consolidated Thompson through Canadian dollar foreign-currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign currency exchange forward contracts and option contract for the year ended December 31, 2011 were a result of net realized gains of $93.1 million realized upon the maturity of the related contracts during the second quarter of 2011. In addition, favorable changes in the fair value of our Australian dollar foreign currency contracts resulted in net realized gains of $43.0 million for the year ended December 31, 2011, based upon the maturity of $215 million of outstanding contracts during the period. Of these gains, $34.9 million were recognized in previous periods as mark-to-market adjustments as part of the changes in fair value of these instruments. Favorable changes in the fair value of our outstanding Australian dollar foreign-currency contracts resulted in mark-to-market adjustments of $0.7 million for the year ended December 31, 2011, based upon the Australian to U.S. dollar spot rate of 1.02 as of December 31, 2011. The spot rate as of the end of 2011 remained flat when compared to the Australian to U.S. dollar spot rate of 1.02 as of December 31, 2010.

The following table represents our Australian dollar foreign currency exchange contract position for contracts held as economic hedges as of December 31, 2011:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1):
Contracts expiring in the next 12 months	$15.0	0.86	1.02	$2.8

Total Hedge Contract Portfolio	$15.0			$2.8

(1)	Includes collar options.

Refer to NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

The increase in interest expense in 2011 compared with 2010 is attributable to higher debt levels to support acquisition activity. This included the recognition of a full year of interest expense in 2011 related to the $1 billion public offering of senior notes that was completed in September 2010 consisting of two tranches: a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a $500 million 30-year tranche at a 6.25 percent fixed interest rate. We completed an additional $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches: a $700 million 10-year tranche at a 4.875 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we borrowed $1.25 billion under the five-year term loan and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The termination of the bridge credit facility resulted in the realization of $38.3 million of debt issuance cost related to the bridge credit facility during 2011. In August 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility that was used to pay down $250 million of the term loan. The weighted average annual interest rate under the revolving credit facility and the term loan was 1.84 percent and 1.40 percent, respectively, from each of the respective borrowing dates through December 31, 2011. All amounts outstanding under the revolving credit facility were repaid in full on December 12, 2011. See NOTE 7 — DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2011 and 2010:

	(In Millions)
	2011	2010
Income tax expense	$420.1	$293.50
Effective tax rate	18.7%	22.5%

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Non-taxable income related to noncontrolling interests	(2.8)	—
Percentage depletion	(6.9)	(7.9)
Impact of foreign operations	(2.2)	(6.9)
Income not subject to tax	(3.0)	—
Non-taxable hedging income	(1.5)	—
State taxes	0.3	—
Manufacturer’s deduction	(0.5)	—
Valuation allowance	2.4	6.6
Tax uncertainties	0.3	—
Other items — net	0.9	1.0

Effective income tax rate before discrete items	22.0	27.8
Discrete items	(3.3)	(5.3)

Effective income tax rate	18.7%	22.5%

Our tax provision for the years ended December 31, 2011 and 2010 was $420.1 million, for an 18.7 percent effective tax rate, and $293.5 million, for a 22.5 percent effective tax rate, respectively. The difference in the effective tax rate for 2011 compared with 2010 is primarily a result of the inclusion of the remeasurement of foreign deferred tax assets and liabilities related to the Consolidated Thompson acquisition, the non-taxable income related to our noncontrolling interest in partnerships, income not subject to tax and the change in the valuation allowance relating to ordinary losses of certain foreign operations for which utilization is currently uncertain.

Discrete items as of December 31, 2011 relate to foreign exchange remeasurement, prior year adjustments related to the filing of the 2010 tax returns in multiple jurisdictions, audit closures, statute expiration and interest related to unrecognized tax benefits. Discrete items for 2010 related to expenses resulting from the PPACA and the Reconciliation Act that were signed into law in March 2010, expenses related to prior year U.S. and foreign income tax provisions recognized in 2010 and interest related to unrecognized tax benefits.

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

The valuation allowance of $223.9 million as of December 31, 2011 reflects an increase of $51.2 million from December 31, 2010. This primarily relates to ordinary losses of certain foreign operations for which utilization is uncertain.

See NOTE 12 — INCOME TAXES for further information.

Equity Income (Loss) from Ventures

Equity income (loss) from ventures primarily is comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income (loss) from ventures for the year ended December 31, 2011 of $9.7 million compares to equity income (loss) from ventures for year ended December 31, 2010 of $13.5 million. The equity income for 2011 primarily is comprised of our share of the operating results of our equity method investment in Amapá, which consisted of operating income of $32.4 million for year ended December 31, 2011, compared with operating income of $17.2 million for 2010. Amapá’s equity income increased during 2011 due to increased sales volume and higher pricing. This equity income was offset partially by the impairment taken on our investment in AusQuest of $19.1 million during 2011 related to the decline in the fair value of our ownership interest, which was determined to be other than temporary. We evaluated the severity of the decline in the fair value of the investment as compared to our historical carrying amount, considering the broader macroeconomic conditions and the status of current exploration prospects, and could not reasonably assert that the impairment period would be temporary.

Noncontrolling Interest

Noncontrolling Interest is comprised of the 25 percent noncontrolling interest related to Bloom Lake and the 21 percent noncontrolling interest related to the Empire mining venture. WISCO is a 25 percent partner in Bloom Lake, resulting in a noncontrolling interest adjustment of $56.9 million for the year ended December 31, 2011 for WISCO’s ownership percentage. A subsidiary of ArcelorMittal USA is a 21 percent partner in the Empire mining venture, resulting in a noncontrolling interest adjustment of $136.6 million for the year ended December 31, 2011 for ArcelorMittal USA’s ownership percentage. The noncontrolling interest adjustment for ArcelorMittal USA’s ownership percentage has been recognized prospectively as of September 30, 2011. See NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.

2010 Compared to 2009

The following is a summary of our consolidated results of operations for 2010 compared with 2009:

	(In Millions)
	2010	2009	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$4,682.1	$2,342.0	$2,340.1
Cost of goods sold and operating expenses	(3,155.6)	(2,030.3)	(1,125.3)

Sales Margin	$1,526.5	$311.7	$1,214.8

Sales Margin %	32.6%	13.3%	19.3%

Revenue from Product Sales and Services

Sales revenue in 2010 increased $2.3 billion, or 100 percent from 2009. The increase in sales revenue primarily was due to higher sales volume and pricing related to our Asia Pacific and North American business operations. Sales volume increased 68 percent at U.S. Iron Ore and 22 percent at Eastern Canadian Iron Ore in 2010 when compared to 2009. Sales volume for North American Coal was 75 percent higher than 2009. Improved market conditions throughout 2010 led to increased production in the North American steel industry, and in turn higher demand for iron ore and metallurgical coal. Higher sales volumes in 2010 also were attributable to increased sales of Wabush pellets, made available through our acquisition of full ownership of the mine during the first quarter of 2010, and increased sales of metallurgical and thermal coal, made available through our acquisition of CLCC during the third quarter of 2010.

Higher sales prices also contributed to the increase in our consolidated revenue for the year ended 2010 compared to year ended 2009. During 2010, a shift in the industry toward shorter-term pricing arrangements that were linked to the spot market and elimination of the annual benchmark system caused us to reassess and, in some cases, renegotiate the terms of certain of our supply agreements, primarily with our U.S. Iron Ore and Asia Pacific Iron Ore customers. We renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers and moved to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. The change was affective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. The increase in 2010 pricing was on average an 87 percent and 98 percent increase for lump and fines, respectively. In North America, we reached final pricing settlement with some of our U.S. Iron Ore and Eastern Canadian Iron Ore customers through the fourth quarter of 2011. The increase in 2010 pricing was an average increase of 98 percent over 2009 prices for contracts based on world pellet prices. Although pricing had been settled with some of our North American customers for 2010 for the 2010 contract year, we were still in the process of assessing the impact a change to the historical annual pricing mechanism would have on certain of our larger existing U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements that extend over multiple years, and negotiations were still ongoing with these customers.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses were $3.2 billion in 2010, an increase of $1.1 billion, or 55 percent compared with 2009. The increase in 2010 primarily was attributable to higher costs at our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific business operations as a result of higher sales volume, offset partially by lower idle expense at our U.S. Iron Ore and Eastern Canadian businesses as a result of higher production levels in 2010 to meet increasing customer demand. Costs also were negatively impacted in 2010 by approximately $125.3 million related to unfavorable foreign exchange rates compared with the same period in

2009, $35.3 million of inventory step-up and amortization of purchase price adjustments related to the accounting for the acquisition of the remaining interest in Wabush and $143.3 million related to higher royalty expenses, maintenance and repairs spending, energy and labor rates and stripping and recovery costs at our U.S. Iron Ore and Eastern Canadian Iron Ore operations.

Refer to “Results of Operations — Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for 2010 and 2009:

	(In Millions)
	2010	2009	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(202.1)	$(117.6)	$(84.5)
Exploration costs	(33.7)	—	(33.7)
Miscellaneous — net	(20.5)	42.0	(62.5)

	$(256.3)	$(75.6)	$(180.7)

The increase in selling, general and administrative expense of $84.5 million in 2010 compared with 2009 primarily was due to higher compensation costs of $25.8 million, additional performance royalty expense for our investment in Sonoma of $26.3 million and various other costs totaling $19.7 million. These various other costs consisted of outside professional service costs associated with 2010 acquisition activity and related arbitrations, higher insurance premiums and higher technology costs.

The exploration costs of $33.7 million for 2010 primarily were due to costs incurred at our Global Exploration Group and our Ferroalloys operating segment. We incurred costs of $16.6 million related to the Ferroalloys operating segment that primarily were comprised of feasibility study costs of $11.0 million, drilling costs of $1.6 million and other administrative expenses of $1.6 million. In addition, we incurred $13.1 million in 2010 related to our involvement in exploration activities, as our Global Exploration Group focuses on identifying new world-class projects for future development or projects that are intended to add significant value to existing operations.

Miscellaneous — net losses of $20.5 million in 2010 primarily related to foreign exchange losses on our Australian bank accounts that are denominated in U.S. dollars and short-term intercompany loans that are denominated in Australian dollars, as a result of the increased exchange rates during the period from A$0.90 at December 31, 2009 to A$1.02 at December 31, 2010. In 2009, we had gains on foreign currency transactions related to short-term intercompany loans to our Australian subsidiaries denominated in Australian dollars, as a result of the increased exchange rates during the period from A$0.69 at December 31, 2008 to A$0.90 at December 31, 2009. Additionally, in 2009, there was a gain on sales of assets of $13.2 million primarily related to the Asia Pacific Iron Ore sale of its 50 percent interest in Irvine Island iron ore project to its joint venture partner, Pluton Resources. The consideration received consisted of a cash payment of approximately $5.0 million and the issuance of 19.4 million shares in Pluton Resources, all of which resulted in recognition of a gain on sale amounting to $12.1 million.

Other income (expense)

Following is a summary of other income (expense) for 2010 and 2009:

	(In Millions)
	2010	2009	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interest	$40.7	$—	$40.7
Changes in fair value of foreign currency contracts, net	39.8	85.7	(45.9)
Interest income	9.9	10.8	(0.90)
Interest expense	(70.1)	(39.0)	(31.1)
Other non-operating income	12.5	2.9	9.6

	$32.8	$60.4	$(27.6)

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulted in a gain of $13.6 million recognized in 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $38.0 million on February 1, 2010, resulted in a gain of $25.0 million also recognized in 2010. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for further information.

The impact of changes in the fair value of our foreign currency exchange contracts held as economic hedges in the Statements of Consolidated Operations was due to fluctuations in foreign currency exchange rates during 2010. The favorable changes in fair value of our foreign currency contracts of $39.8 million in 2010 related to the Australian to the U.S. dollar spot rate of A$1.02 as of December 31, 2010, which increased from the Australian to U.S. dollar spot rate of A$0.90 as of December 31, 2009. The changes in the spot rates were correlated to the appreciation of the Australian dollar relative to the U.S. dollar during 2010. In addition, we entered into additional foreign exchange contracts during 2010 that resulted in the notional amount of outstanding contracts in our foreign exchange hedge book increasing from $108.5 million at December 31, 2009 to $230.0 million at December 31, 2010. During 2010, approximately $228.5 million of outstanding contracts matured and resulted in a cumulative net realized gain of $12.2 million since inception of the contracts. The following table represents our foreign currency derivative contract position for contracts that were held as economic hedges as of December 31, 2010:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (excluding AUD Call Options) (1):
Contracts expiring in the next 12 months	$205.0	0.86	1.02	$32.3
Contracts expiring in the next 13 to 24 months	15.0	0.86	1.02	2.0

Total	$220.0	0.86	1.02	$34.3

AUD Call Options (2)
Contracts expiring in the next 12 months	$10.0	0.85	1.02	$1.9

Total	$10.0	0.85	1.02	$1.9

Total Hedge Contract Portfolio	$230.0			$36.2

(1)	Includes collar options and forward contracts.

(2)	AUD call options are excluded from the weighted average exchange rate used for the remainder of the contract portfolio due to the unlimited downside participation associated with these instruments.

The increase in interest expense in 2010 compared with 2009 was attributable to the completion of two public offerings of senior notes during the year. In the first quarter of 2010, we completed a $400 million public offering of 10-year senior notes at a 5.90 percent fixed interest rate. In addition, a $1 billion public offering of senior notes was completed in the third quarter of 2010 consisting of two tranches: a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a 500 million 30 year tranche at a 6.25 percent fixed interest rate. See NOTE 7 — DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2010 and 2009:

	(In Millions)
	2010	2009
Income tax expense	$293.5	$22.5
Effective tax rate	22.5%	7.6%

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Percentage depletion	(7.9)	(11.4)
Impact of foreign operations	(6.9)	(8.9)
Valuation allowance	6.6	11.6
Other items — net	1.0	0.4

Effective income tax rate before discrete items	27.8	26.7
Discrete items	(5.3)	(19.1)

Effective income tax rate	22.5%	7.6%

Our tax provision for the years ended December 31, 2010 and 2009 was $293.5 million, for a 22.5 percent effective tax rate, and $22.5 million, for a 7.6 percent effective tax rate, respectively. The difference in the effective tax rate for 2010 compared with 2009 primarily was a result of discrete items that occurred during the year, as discussed below.

Discrete items included the expense that resulted from the PPACA and the Reconciliation Act signed into law in March 2010. The income tax effect related to the acts for the year ended 2010 was an increase to expense, recorded discretely, of $16.1 million, representing approximately 1.2 percent of the effective tax rate. Other discrete items related to legal entity restructuring, prior year U.S. and foreign provision benefits recognized in 2010 and interest expense related to unrecognized tax benefits. Discrete items for 2009 related to the benefits associated with the settlement of tax audits and filings for prior years.

The valuation allowance of $172.7 million against certain deferred tax assets as of December 31, 2010 primarily related to ordinary losses of certain foreign operations.

See NOTE 12 — INCOME TAXES for further information.

Equity Income (Loss) in Ventures

Equity income (loss) from ventures primarily was comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity income (loss) from ventures for the year ended December 31, 2010 of $13.5 million primarily represented our share of the operating results of our equity method investment in Amapá. Such results consisted of income of $17.2 million. During 2010, we recorded income of $12.9 million related to the reversal of certain accruals. In addition, during the second quarter of 2010, Amapá repaid its total project debt outstanding, for which we provided a several guarantee on our 30 percent share. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement were relieved, and our estimate of the aggregate fair value of the outstanding guarantee of $6.7 million was reversed through Equity income (loss) from ventures for year ended December 31, 2010. Apart from the reversal of the debt guarantee and the reversal of certain accruals, our investment in Amapá realized nearly break-even operating results in 2010. This compared with equity losses related to Amapá of $62.2 million in 2009. The negative operating results in 2009 primarily were due to slower than anticipated ramp-up of operations and product yields.

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

2011 Compared to 2010

U.S. Iron Ore

Following is a summary of U.S. Iron Ore results for 2011 and 2010:

	(In Millions)
			Change due to
	2011	2010	ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$3,509.9	$2,443.7	$280.9	$662.9	$121.5	$—	$0.9	$1,066.2
Cost of goods sold and operating expenses	(1,830.6)	(1,655.3)	—	(112.1)	(76.0)	13.7	(0.9)	(175.3)

Sales margin	$1,679.3	$788.4	$280.9	$550.8	$45.5	$13.7	$—	$890.9

Sales tons (1)	24.2	23.0
Production tons (1):
Total	31.0	28.1
Cliffs’ share of total	23.7	21.5

(1)	Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $1.7 billion for 2011, compared with a sales margin of $788.4 million for 2010. The improvement over the prior year is attributable to an increase in revenue of $1.1 billion, offset partially by an increase in cost of goods sold and operating expenses of $175.3 million. The increase in revenue was a result of improvements in sales prices and volumes, as well as the ArcelorMittal USA price re-opener settlement, which caused revenue to increase $662.9 million, $121.5 million and $280.9 million, respectively, over 2010. The increase in sales price was driven by higher market pricing during 2011. Sales prices realized at U.S. Iron Ore were positively impacted by the industry’s shift toward shorter-term pricing arrangements linked to the spot market and by sales tons to seaborne customers at market-based rates. Historically, U.S. Iron Ore has not provided sales tons to seaborne customers. We provided 1.2 million sales tons to seaborne customers in 2011 compared to 0.3 million sales tons in 2010. In addition, revenue in 2011 included $178.0 million related to supplemental contract payments compared with $120.2 million in 2010. The overall increase between years relates to the estimated rise in average annual hot band steel pricing for one of our U.S. Iron Ore customers. As previously disclosed, we reached a negotiated settlement with ArcelorMittal USA in April 2011 with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The financial results for the first half of 2011 included $255.6 million of the price re-opener settlement, with an additional $25.3 million recognized during the latter half of 2011 upon the shipment of additional tons under the 2010 pellet nomination. Sales prices for 2011 also increased by $23.4 million as a result of finalizing prices on sales for Algoma’s 2010 pellet nomination, due to the previously announced arbitration agreement. Our realized sales price during 2011 was an average increase per ton of 40 percent over 2010, or an increase per ton of 28 percent excluding the impact of the arbitration settlement with ArcelorMittal USA.

The increase in sales volume was partially due to 652 thousand tons related to a subsidiary of ArcelorMittal USA’s noncontrolling interest in the Empire mining venture that has been prospectively recognized through product revenue. In addition, sales volumes increased during 2011 due to increases in customer demand that were driven primarily by increased blast furnace utilization rates at several of our customer locations, and due to incremental sales volumes that also were recognized over 2010 due to sales tons to seaborne customers during the 2011 period, as discussed earlier. We also recognized $24.1 million of additional revenue on a customer shipment as the related payments were made in the fourth quarter of 2011, compared to the fourth quarter of 2010 shipments for the same customer that were not recognized due to the timing of cash receipts. These increases during 2011 were offset partially when comparing to 2010 by 785 thousand carryover tons from 2009 that were recognized as sales in 2010 due to timing of shipments.

Cost of goods sold and operating expenses in 2011 increased $175.3 million from the prior year predominantly as a result of:

•	Higher cost rates of $112.1 million during 2011 primarily due to:

•	Increased mining costs of $40.0 million;

•	Higher spending for maintenance and repair projects of $29.6 million;

•	Increased depreciation of $30.5 million and;

•	Higher energy rates of $50.9 million;

•

Offset partially by improved cost leverage driving down the cost rate by $43.6 million at some of our mines as production volume increased and by the liquidation of $10.6 million of previous LIFO layers that were at lower rates.

•	Higher sales volumes also resulted in higher costs of $76.0 million compared to 2010.

See NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.

Production

We increased production at all of our facilities during 2011 to ensure we are positioned to meet customer demand. During 2011, Northshore operated all of its four furnaces, compared to the three furnaces that were operating during most of 2010 as the fourth furnace was not restarted until September 2010. Additionally, 2010 results at Northshore and Tilden were impacted by repair activities. Production also increased at Hibbing in 2011 as compared to 2010 due to the shutdown of this location through April 1, 2010, as a result of the economic downturn. The production results for 2011 also include 652 thousand tons related to a subsidiary of ArcelorMittal USA’s noncontrolling interest in the Empire mining venture that has been prospectively included within our share of the mine’s production results. As previously announced, we plan to curtail production at Empire during 2012 as a result of planned blast furnace maintenance at one of our customer’s facilities.

Eastern Canadian Iron Ore

Following is a summary of Eastern Canadian Iron Ore results for 2011 and 2010:

	(In Millions)
			Change due to
	2011 (1)	2010 (2)	Consolidated Thompson	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Exchange Rate	Total change
Revenues from product sales and services	$1,178.1	$477.7	$571.0	$91.9	$37.5	$—	$—	$700.4
Cost of goods sold and operating expenses	(887.2)	(344.1)	(431.0)	(61.6)	(22.4)	(9.7)	(18.4)	(543.1)

Sales margin	$290.9	$133.6	$140.0	$30.3	$15.1	$(9.7)	$(18.4)	$157.3

Sales metric tons (3)	7.4	3.3
Production metric tons (3)	6.9	3.9

(1)	Results include Consolidated Thompson since the May 12, 2011 acquisition date.

(2)	Results include our 100 percent ownership of Wabush since our acquisition of the remaining 73.2 percent interest on February 1, 2010.

(3)	Metric tons (2,205 pounds).

Sales margin for Eastern Canadian Iron Ore was $290.9 million for 2011, compared with a sales margin of $133.6 million for 2010. The improvement over last year is attributable to an increase in revenue of $700.4 million, primarily due to the acquisition of Consolidated Thompson. Eastern Canadian Iron Ore sold 7.4 million metric tons during 2011 compared with 3.3 million metric tons during 2010. This increase in sales volume is attributable directly to 3.9 million metric tons of additional sales due to the acquisition of Consolidated Thompson, resulting in $571.0 million of additional revenue for 2011. In addition, sales volumes at Wabush resulted in $37.5 million of additional revenue over 2010 driven largely by increases in demand and the timing of our acquisition of the remaining interest in Wabush during February 2010. The increase in revenue is also a result of improvement in sales price, which caused revenue to increase $91.9 million over the comparable prior year period. Our realized sales price for 2011 over 2010 was on average a nine percent increase per metric ton, due to higher prices for iron ore due to worldwide demand.

The increase in revenue was offset partially by increases in cost of goods sold and operating expenses during 2011, which increased by $543.1 million primarily due to:

•

Significant increase in sales volume as a result of the acquisition of Consolidated Thompson, resulting in $431.0 million of additional cost for 2011. This includes the impact of expensing $59.8 million of stepped-up value inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

•	Increase in costs at our Eastern Canadian pellet operations during 2011 as a result of:

•	Higher spending of $40.2 million related to plant structures and repairs;

•	Unfavorable fixed cost leverage driving up the cost rate by $18.2 million as pellet production volume decreased.

•	Higher pellet sales volumes also resulted in higher costs of $22.4 million compared to 2010.

•	$18.4 million related to unfavorable foreign exchange rate variances.

Production

The increase in production levels over the prior year is the result of our acquisition of Consolidated Thompson during the second quarter of 2011. Since the acquisition date, Bloom Lake produced 3.5 million metric tons of iron ore concentrate. Production at Wabush remained relatively flat for 2011; however, operational setbacks were experienced at Wabush during the fourth quarter of 2011, causing a slight production shortfall compared to the same period in 2010.

North American Coal

Following is a summary of North American Coal results for 2011 and 2010:

	(In Millions)
			Change due to
	2011	2010 (1)	CLCC Acquisition	Sales Price and Rate	Sales Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$512.1	$438.2	$151.7	$31.1	$(85.3)	$—	$(23.6)	$73.9
Cost of goods sold and operating expenses	(570.5)	(466.8)	(138.7)	(22.4)	82.7	(48.9)	23.6	(103.7)

Sales margin	$(58.4)	$(28.6)	$13.0	$8.7	$(2.6)	$(48.9)	$—	$(29.8)

Sales tons	4.2	3.3
Production tons (2)	5.0	3.2

(1)	CLCC was acquired on July 30, 2010. Therefore, the 2010 results reflect the impact of the CLCC acquistion since that date.

(2)	Tons are short tons (2,000 pounds).

We reported sales margin loss for North American Coal of $58.4 million and $28.6 million for the years ended December 31, 2011 and 2010, respectively. Revenue during 2011 increased 17 percent over the prior year to $512.1 million due to the acquisition of CLCC that occurred during the third quarter of 2010 and due to improvements in sales price during 2011. North American Coal sold 4.2 million tons during 2011 compared with 3.3 million tons during the prior year, which included 1.5 million incremental sales tons made available through the acquisition of CLCC. The additional CLCC sales tons resulted in $151.7 million of additional revenue in 2011 when compared to 2010. This increase in volume was offset partially by lower availability of coal at our Pinnacle and Oak Grove locations given carbon monoxide levels and significant tornado damage, respectively, that impacted production during 2011, and market softening for CLCC’s high volatile metallurgical coal. Volume also was negatively affected by severe shipping congestion caused by demand for export metallurgical coal shipped from port facilities in Virginia and the lack of rail car availability due to supply constraints related to increases in demand experienced during the first quarter of 2011. The sales volume decreases at these locations resulted in lower revenues of $85.3 million over 2010. In addition, sales prices increased by $31.1 million when compared to 2010, reflecting increases in our 2011 contract prices as a result of high steel demand and the associated raw material prices. These sale price increases were offset partially by a change in the sales mix from the CLCC acquisition to higher percentages of lower-priced high volatile, metallurgical grade coal and thermal coal.

Cost of goods sold and operating expenses in 2011 increased $103.7 million or 22 percent from the prior year, primarily due to:

•	Significant increase in sales volume attributable to the acquisition of CLCC, which resulted in a cost increase of $138.7 million.

•	Increase in costs during 2011 was also a result of higher idle costs of $48.9 million over 2010 due to:

•	Significant tornado damage to the Oak Grove preparation plant and overland conveyor system in April 2011;

•	Suspension of operations at Pinnacle due to elevated levels of carbon monoxide at the mine in May 2011;

•	Ventilation issues at the Oak Grove mine in September 2011 that resulted in reduced longwall run rates.

•

Higher contract and outside service costs of $26.5 million relating to the operational issues at Pinnacle and Oak Grove, higher depreciation costs of $7.0 million relating to capital additions and higher labor costs of $13.0 million, offset by lower-of-cost-or-market inventory charge of $26.1 million taken at our Pinnacle and Oak Grove mines in 2010.

These costs were offset partially by decreases in sales volumes at the Pinnacle and Oak Grove locations, as discussed above, and resulted in cost reductions of $82.7 million over 2010.

Production

The increase in production levels during 2011 over 2010 is the result of the acquisition of CLCC during the third quarter of 2010 and lower production results at Oak Grove and Pinnacle in 2010 due to operational difficulties. Oak Grove production levels in 2011 were negatively impacted by the significant tornado damage to the above-ground operations in April 2011 and ventilation issues in September 2011 that resulted in reduced longwall run rates. Despite the significant tornado damage at Oak Grove, the mine’s underground operations continued to run in anticipation of the preparation plant restart. The preparation plant achieved partial operating capacity in January 2012. The underground operations during 2011 mined 1.9 million tons of raw coal which has been stockpiled on site, or 746 thousand tons of clean coal equivalent. Pinnacle’s production during the year was also impacted by a longwall move during February and March 2011, lower belt availability and electrical problems during April 2011, and the suspension of operations at Pinnacle due to elevated levels of carbon monoxide in May 2011. In June 2011, we announced that regulatory agencies denied our plan designed to address the detected levels of carbon monoxide at Pinnacle. The continuous miners at Pinnacle were permitted to resume operations in July 2011 and longwall operations were permitted to resume at the end of September 2011. Pinnacle’s production returned to conventional levels as evidenced by producing 673 thousand tons of its 1.3 million total 2011 production tons during the fourth quarter of 2011. Production at the Green Ridge No. 2 mine recommenced in January 2011 from the 2010 idling and was once again idled in January 2012.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for 2011 and 2010:

	(In Millions)
			Change due to
	2011	2010	Sales Price and Rate	Sales Volume	Exchange Rate	Total change
Revenues from product sales and services	$1,363.5	$1,123.9	$316.5	$(74.8)	$(2.1)	$239.6
Cost of goods sold and operating expenses	(664.0)	(557.7)	(75.8)	41.7	(72.2)	(106.3)

Sales margin	$699.5	$566.2	$240.7	$(33.1)	$(74.3)	$133.3

Sales metric tons (1)	8.6	9.3
Production metric tons (1)	8.9	9.3

(1)	Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore increased to $699.5 million during 2011 compared with $566.2 million in 2010. Revenue increased 21 percent in 2011 primarily as a result of higher lump and fines iron ore prices. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As previously discussed, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. We finalized quarterly pricing arrangements with our Asia Pacific Iron Ore customers during the second quarter of 2010. The increase in our realized price for 2011 over 2010 was on average a 38 percent and 24 percent increase per wet metric ton for lump and fines, respectively. Pricing settlements in 2011 reflect the increase in steel demand and spot prices for iron ore. In addition, sales prices increased during 2011 due to the sale of approximately 400 thousand additional metric tons of premium fines produced at Cockatoo Island during the period.

Sales volume during 2011 decreased to 8.6 million metric tons compared with 9.3 million metric tons for the prior year, resulting in decrease in revenue of $74.8 million. The lower sales volume was driven by a planned extended shutdown of the Esperance Port as part of the 11 million metric ton per year expansion project and third-party labor disputes at both port and rail facilities that were settled in July and November 2011, respectively. These events impacted shipments during 2011 and caused shipment timing delays from December 2011 into January 2012. The decrease in sales volume was offset partially by higher sales from our Cockatoo Island mine. Cockatoo Island sales volumes were lower in the prior year as the mine production was resumed during the third quarter of 2010.

Cost of goods sold and operating expenses in 2011 increased $106.3 million compared with 2010 primarily as a result of:

•	$75.8 million of cost increases mainly related to:

•	Cost increases of $98.6 million during 2011 due to increases in fuel prices and increases in mining costs as a result of increases in waste mining volumes;

•	Mining costs for Cockatoo Island up $27.0 million over the prior year given the resumed mine production during third quarter of 2010;

•	Royalty costs also increased $20.2 million during 2011, as a result of increased revenue;

•	Processing costs were higher by $8.9 million in 2011 primarily due to increases in fuel prices and maintenance costs compared to 2010 and;

•	Offset partially by inventory movement of $78.9 million during 2011, due to a reduction in inventory in 2010 from the utilization of long-term stock piles and an increase in inventory in 2011.

•	$72.2 million related to unfavorable foreign exchange rate variances.

These costs were offset partially by $41.7 million due to lower sales volume during 2011.

Production

Production at Asia Pacific Iron Ore decreased slightly in 2011 when compared to 2010 due to a seven-day shutdown of the ore handling plant in the fourth quarter of 2011 in order to replenish run of mine stocks, combined with poor weather conditions at Koolyanobbing in January of 2011, including severe wet weather and a tropical storm. The decrease was offset partially by higher production results at the Cockatoo Island mine in 2011 as production at the Cockatoo Island mine did not resume until the third quarter of 2010.

2010 Compared to 2009

U.S. Iron Ore

Following is a summary of U.S. Iron Ore results for 2010 and 2009:

	(In Millions)
			Change due to
	2010	2009	Sales Price and Rate	Sales Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$2,443.7	$1,211.6	$372.0	$730.4	$—	$129.7	$1,232.1
Cost of goods sold and operating expenses	(1,655.3)	(998.4)	(131.1)	(490.2)	94.1	(129.7)	(656.9)

Sales margin	$788.4	$213.2	$240.9	$240.2	$94.1	$—	$575.2

Sales tons (1)	23.0	13.7
Production tons (1):
Total	28.1	16.9
Cliffs’ share of total	21.5	15.0

(1)	Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $788.4 million for 2010, compared with a sales margin of $213.2 million for 2009. The improvement over 2009 was attributable to increased revenue of $1.2 billion, offset partially by an increase in cost of goods sold and operating expenses of $656.9 million. The increase in revenue was a result of improvements in both sales price and sales volume, which caused revenue to increase $372.0 million and $730.4 million, respectively, over 2009 results. Sales volumes for 2010 increased 68 percent at U.S. Iron Ore when compared to 2009 primarily due to an overall increase in customer demand as a result of improved market conditions during 2010.

The increase in pricing in 2010 was attributable to higher demand in 2010 as the market continued to strengthen. There was a shift in the industry toward shorter-term pricing arrangements linked to the spot market and the move away from the annual world pellet pricing mechanism referenced in certain of our supply contracts. We reached final pricing settlement with some of our U.S. Iron Ore customers through the fourth quarter of 2010 for the 2010 contract year, which reflected an average increase of 98 percent over 2009 prices for contracts based on world pellet prices. This compared to the 2009 settled price decrease of 48.3 percent below 2008 prices. Revenue in 2010 also included $120.2 million related to supplemental contract payments compared with $22.2 million in 2009. The overall increase between years related to the estimated rise in average annual hot band steel pricing for one of our U.S. Iron Ore customers. The increase in revenue was offset partially by lower prices realized for sales under one of our customer supply agreements that were in arbitration at the end of 2010. Given the early stage of the arbitration at the time, and the uncertainty regarding its outcome as of December 31, 2010, the prices realized for sales under the contract in 2010 did not reflect the estimated increase in 2010 iron ore pricing. The arbitration subsequently was settled during 2011.

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

Cost of goods sold and operating expenses in 2010 increased $656.9 million or 66 percent from the prior year primarily due to:

•	Higher sales volumes as noted above, which resulted in cost increases of approximately $490.2 million.

•	Unfavorable impact during 2010 of $131.1 million due to:

•

Higher cost rates attributable to higher maintenance and repairs costs of $42.3 million, higher energy and labor costs of $55.8 million, higher stripping and recovery costs of $27.9 million and higher royalty expenses of $15.2 million.

These costs partially were offset by $94.1 million related to lower idle expense due to increased production as a result of improving market conditions in the current year.

Production

Based on signs of marked improvements in customer demand during 2010, production was increased at all our facilities and employees were called back to work in order to ensure that we were positioned to meet the increased demand. During 2010, Empire, Tilden and United Taconite operated at full capacity. Northshore operated three of its furnaces, with the fourth restarted in September 2010. The shutdown at Hibbing, which began in May 2009, ended on April 1, 2010.

Eastern Canadian Iron Ore

Following is a summary of Eastern Canadian Iron Ore results for 2010 and 2009:

	(In Millions)
			Change due to
	2010(1)	2009	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Exchange Rate	Total change
Revenues from product sales and services	$477.7	$236.2	$199.5	$42.0	$—	$—	$241.5
Cost of goods sold and operating expenses	(344.1)	(173.9)	(91.6)	(30.3)	(12.2)	(36.1)	(170.2)

Sales margin	$133.6	$62.3	$107.9	$11.7	$(12.2)	$(36.1)	$71.3

Sales metric tons (2)	3.3	2.7
Production metric tons (2)
Total	3.9	2.7
Cliffs’ share of total	3.9	2.1

(1)	Results include our 100 percent ownership of Wabush since our acquisition of the remaining 73.2 percent interest on February 1, 2010.

(2)	Metric tons (2,205 pounds).

Sales margin for Eastern Canadian Iron Ore was $133.6 million for 2010, compared with a sales margin of $62.3 million for 2009. The improvement over 2009 was attributable to increased revenue of $241.5 million, offset partially by an increase in cost of goods sold and operating expenses of $170.2 million. The increase in revenue was a result of improvements in both sales price and sales volume, which caused revenue to increase $199.5 million and $42.0 million, respectively, over 2009 results. The increase in pricing in 2010 was attributable to higher demand in 2010 as the market continued to strengthen. Final pricing settlement with our Eastern Canadian Iron Ore customers reflected an average increase of 98 percent over 2009 prices for contracts based on world pellet prices. This compared to the 2009 settled price decrease of 48.3 percent below 2008 prices. Sales volumes for 2010 increased 22 percent at Eastern Canadian Iron Ore when compared to 2009 primarily due to an overall increase in customer demand as a result of improved market conditions during 2010 and incremental sales of 0.6 million metric tons of Wabush pellets that were made available through our acquisition of the remaining 73.2 percent interest in February 2010.  In 2009, sales volumes for 2009 were higher as our joint venture partner in the mine allowed us to take additional tonnage over our ownership percentage.

Cost of goods sold and operating expenses in 2010 increased $170.2 million or 98 percent from the prior year primarily due to:

•	Higher costs of $91.6 million attributable to:

•	Higher supplies and service costs, as a result of spending limitations in 2009 due to the economic conditions at that time;

•	$98.3 million of additional costs in 2010 associated with Eastern Canadian Iron Ore taking its former partners’ share of production but only having to pay variable costs in 2009;

•	Costs of $35.3 million of inventory step-up and amortization of purchase price adjustments related to our acquisition of Wabush in 2010 and;

•	Offset partially by favorable fixed cost per ton effect of $51.9 million due to the increase in production tons.

•	$36.1 million of unfavorable exchange rate variances over 2009.

•	Higher sales volumes noted above resulted in cost increases of approximately $30.3 million.

Production

Production tonnage at Wabush was higher in 2010 when compared to 2009 as Wabush was operating two of its three furnaces during 2010, with Cliffs taking all of the tonnage since acquiring full ownership on February 1, 2010.

North American Coal

Following is a summary of North American Coal results for 2010 and 2009:

	(In Millions)
			Change due to
	2010 (1)	2009	CLCC acquisition	Sales Price and Rate	Sales Volume	Idle cost/ Production volume variance	Freight and reimbursements	Total change
Revenues from product sales and services	$438.2	$207.2	$111.7	$82.9	$31.7	$—	$4.7	$231.0
Cost of goods sold and operating expenses	(466.8)	(279.1)	(98.3)	(57.1)	(36.2)	8.6	(4.7)	(187.7)

Sales margin	$(28.6)	$(71.9)	$13.4	$25.8	$(4.5)	$8.6	$—	$43.3

Sales tons	3.3	1.9
Production tons (2)	3.2	1.7

(1)	Results include CLCC since the July 30, 2010 acquistion date.

(2)	Tons are short tons (2,000 pounds).

We reported a sales margin loss for North American Coal of $28.6 million and $71.9 million for the years ended December 31, 2010 and 2009, respectively. Revenue for 2010 was $231.0 million higher than 2009 due to increases in both sales volume and prices. North American Coal sold 3.3 million tons during 2010 compared with 1.9 million tons during 2009, as a result of improved market conditions in 2010 and 1.1 million tons of additional sales since the acquisition of CLCC. The increase in North American Coal sales volume resulted in an increase in revenues of $143.4 million over 2009, of which $111.7 million was related to the acquisition of CLCC. Sales prices were also higher during 2010, reflecting increases in steel demand and the associated raw material prices. The increase in our 2010 contract rates caused revenue for 2010 to increase $82.9 million over 2009.

Cost of goods sold and operating expenses in 2010 increased $187.7 million or 67 percent from the prior year primarily due to:

•	Significant increase in sales volume as a result of the acquisition of CLCC, resulting in $98.3 million of additional cost for 2010.

•	$57.1 million of cost increases mainly related to:

•

A lower-of-cost-or-market inventory charge of $26.1 million taken at our Pinnacle and Oak Grove mines. Geological and operational issues, higher depreciation and amortization of $11.7 million, higher royalties and severance taxes of $8.2 million and purchases of $6.6 million of third-party coal at our Pinnacle mine to meet shipping requirements.

•	Significant increase in sales volume, which resulted in a cost increase of approximately $36.2 million.

These costs were offset partially by a reduction in idle expense of $8.6 million. Despite the production issues encountered at our legacy coal mines throughout 2010, we increased production at our mines as a result of improving market conditions in 2010. Idle costs in the first half of 2009 were significantly higher due to production curtailments and delays associated with mine development issues at Oak Grove as a result of unplanned geological conditions.

Production

We increased production levels in 2010 in response to improving market conditions and increases in customer demand. The increase over the prior year primarily was related to production curtailments that occurred in 2009 to match declining market conditions as well as delays in developing the longwall panel at Oak Grove during the first quarter of 2009. In addition, the increase in production levels over 2009 was a direct result of the acquisition of CLCC during the third quarter of 2010. The overall increase in 2010 production at our Pinnacle Complex was offset partially by a decrease in production at Green Ridge due to the closure of Green Ridge No. 1 in February 2010, as well as the idling of Green Ridge No. 2 during 2010. Production recommenced at the Green Ridge No. 2 mine in January 2011. Despite the increase in production over 2009, our Pinnacle mine negatively was impacted during 2010 by adverse geological conditions and delayed longwall operations, resulting in force majeures declared on customer shipments during the third and fourth quarters of 2010. The force majeure declared in the fourth quarter was due to roof falls at the Pinnacle mine and was lifted in January 2011 with the restarting of the longwall.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for 2010 and 2009:

	(In Millions)
			Change due to
	2010	2009	Sales Price and Rate	Sales Volume	Exchange Rate	Total change
Revenues from product sales and services	$1,123.9	$542.1	$517.7	$72.3	$(8.2)	$581.8
Cost of goods sold and operating expenses	(557.7)	(454.9)	19.1	(40.6)	(81.3)	(102.8)

Sales margin	$566.2	$87.2	$536.8	$31.7	$(89.5)	$479.0

Sales metric tons	9.3	8.5
Production metric tons (1)	9.3	8.3

(1)	Metric tons (2,205 pounds). Cockatoo Island production reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore increased to $566.2 million in 2010 compared with $87.2 million in 2009. Revenue increased $581.8 million in 2010 compared with 2009 primarily as a result of higher prices for lump and fines, increased sales volume and favorable sales mix. The price increases during 2010 were attributable to the industry shift toward shorter-term pricing arrangements linked to the spot market, as discussed above. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers moving to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. The increase in 2010 pricing over 2009 was on average an 87 percent and 98 percent increase per wet metric ton for lump and fines, respectively. This compares to settled price decreases in 2009 of 44 percent and 33 percent for lump and fines, respectively. Pricing settlements in 2010 reflected the increase in steel demand and spot prices for iron ore and were based upon quarterly index pricing mechanisms.

Sales volume reached 9.3 million metric tons in 2010 compared with 8.5 million metric tons for 2009, resulting in an increase in revenue of $72.3 million. In addition, revenue favorably was impacted by a positive sales mix variance of $4.0 million primarily due to the cessation of low-grade fines sales in 2010.

Cost of goods sold and operating expenses in 2010 increased $102.8 million compared to 2009 primarily due to:

•	Unfavorable foreign exchange rate variances of $81.3 million.

•	A nine percent increase in sales volume, which resulted in cost increases of approximately $40.6 million.

These costs were offset partially by favorable rate variances, driven by lower inventory movement of $33.2 million primarily due to increased long-term stockpile utilization and $14.6 million associated with lower shipping and processing costs during 2010. Higher royalties related to the increase in revenue and higher mining costs related to increased mining fleet maintenance due to increased rail volumes of $27.2 million.

Production

Production at Asia Pacific Iron Ore in 2010 was higher than 2009 as a result of initiatives taken to improve supply conditions and eliminate certain production and logistics constraints, including upgrades to the rail system. The increase in production over 2009 was also due to reduced availability in 2009 as a result of repairs to the production plant. Production at Cockatoo Island resumed in the third quarter of 2010.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven by our operating results and changes in our working capital requirements. Our cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout 2011, we have taken a balanced approach to the allocation of our capital resources and free cash flow. In 2011, we continued to strengthen our balance sheet and enhance financial flexibility to be consistent with our long-term financial growth goals and objectives, including the completion of a public offering of senior notes in the aggregate principal amount of $1.0 billion, the completion of a $1.25 billion five-year term loan, the completion of a public offering of 10.35 million of our common shares that raised approximately $854 million and the execution of a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility. The senior notes offering consisted of a $700 million 10-year tranche and a $300 million 30-year tranche completed in March and April 2011, respectively. The net proceeds from the senior notes offering and the term loan were used to fund a portion of the purchase price for the acquisition of Consolidated Thompson and to pay the related fees and expenses. A portion of the net proceeds from the public offering of our common shares were used to repay the $750 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes. Proceeds from the revolving credit facility will be used to refinance existing indebtedness, to finance general working capital needs and for other general corporate purposes, including the funding of acquisitions. In August 2011, $250 million was drawn against the revolving credit facility in order to pay down a portion of the term loan. All amounts outstanding under the revolving credit facility were repaid in full on December 12, 2011. Refer to NOTE 7 — DEBT AND CREDIT FACILITIES for further information.

The following is a summary of significant sources and uses of cash in 2011 and 2010:

	(In Millions)
	2011	2010
Cash and cash equivalents — January 1	$1,566.7	$502.7
Net cash provided by operating activities	2,288.8	1,320.0

Significant Investing Transactions
Net settlements on Canadian dollar foreign exchange contracts	$93.1	$—
Investment in Consolidated Thompson senior secured notes	(125.0)	—
Acquisition of Consolidated Thompson, net of cash acquired	(4,423.5)	—
Acquisition of Wabush	—	(101.9)
Acquisition of Freewest	—	(5.3)
Acquisition of Spider	—	(108.0)
Acquisition of CLCC	—	(775.9)
Capital expenditures	(880.7)	(266.9)

Total	(5,336.1)	(1,258.0)

Sources (Uses) of Financing
Net proceeds from issuance of common shares	853.7	—
Net proceeds from issuance of senior notes	998.1	1,388.1
Borrowing on term loan	1,250.0	—
Repayment of Consolidated Thompson convertible debentures	(337.2)	—
Payments under share buyback program	(289.8)	—
Common Stock Dividends	(118.9)	(68.9)

Total	2,355.9	1,319.2
Other net activity	(353.7)	(317.2)

Cash and cash equivalents — December 31	$521.6	$1,566.7

The following discussion summarizes the significant activities impacting our cash flows during the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.

Operating Activities

Net cash provided by operating activities was $2.3 billion in 2011, compared with $1.3 billion in 2010 and $185.7 million in 2009. Operating cash flows in 2011 were impacted primarily by stronger operating results, as previously noted. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. In addition, our cash provided by operating activities was stronger in 2011 due to the receipt of a $129.0 million payment in January 2011 from Algoma to true-up the portion of revenues from 2010 pellet sales that previously was disputed throughout 2010 and the receipt of a $275.0 million payment in April 2011 from ArcelorMittal USA to true-up pricing for pellet volumes delivered to certain ArcelorMittal USA steelmaking facilities in North America during both 2009 and 2010. Such receipts will not be recurring in 2012 or in the future.

Our long-term outlook remains stable and we now are focusing on our growth projects with sustained investment in our core businesses. Capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement and held firm during the remainder of the year. We expect the U.S. economy to continue to remain stable, sustaining a healthy North American business. High year-over-year crude steel production and iron ore imports in Asia continue to support demand for our products in the seaborne market. As a result, we have planned increased production at all of our facilities, with the exception of one.

Based on current mine plans and subject to future iron ore and coal prices, we expect estimated operating cash flows in 2012 to be greater than our budgeted investments and capital expenditures, expected debt payments, dividends and other cash requirements. Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

Our U.S. operations generate sufficient cash flows and, consequently, we do not need to repatriate earnings from our foreign operations. Our U.S. cash and cash equivalents balance at December 31, 2011 was $239.6 million, or approximately 45.9 percent of our consolidated total cash and cash equivalents balance of $521.6 million. Given the recent strategic acquisition of Consolidated Thompson, U.S. cash and cash equivalent balances are lower than at the beginning of 2011; however, we continue to maintain significant liquidity to support all operating activities. We historically have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of December 31, 2011, we had available borrowing capacity of $1.73 billion under our $1.75 billion U.S.-based revolving credit facility. In addition, if the U.S. and Asian economies soften, we have the financial and operational flexibility to reduce production, delay capital expenditures and reduce overhead costs.

Investing Activities

Net cash used by investing activities was $5.3 billion in 2011, compared with $1.4 billion and $179.3 million in 2010 and 2009, respectively. In May 2011, we completed our acquisition of Consolidated Thompson for a net acquisition price of $4.4 billion. In addition, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125.0 million, including accrued and unpaid interest, during April 2011. Capital expenditures were $880.7 million, $266.9 million and $116.3 million in 2011, 2010 and 2009, respectively. During 2011, the net cash used by investing activities was offset partially by $93.1 million of settlements on the Canadian dollar foreign exchange contracts used to hedge a portion of the purchase price related to the acquisition of Consolidated Thompson. Investing activities in 2010 also included $26.5 million of capital contributions related to the funding of operations at Amapá as well as $155 million related to the repayment of all Amapá’s debt in 2010. In February 2010, we completed the acquisition of the remaining 73.2 percent interest in Wabush for an aggregate acquisition price of $103.0 million. We also completed the acquisition of all of the coal operations of CLCC in July 2010 for an aggregate acquisition price of $774.5 million. During the fourth quarter of 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, increasing our ownership interest to 100 percent and resulting in a total cash investment in Spider of $108.0 million as of December 31, 2010. In December 2010, our North American Coal segment sold the new longwall plow system at our Pinnacle mine in West Virginia and subsequently leased the longwall back for a period of five years. In October 2011, North American Coal entered into the second phase of the longwall sale-leaseback arrangement. We received proceeds of $57.3 million and $18.6 million, respectively, from the first and second phase sale of the longwall, and the leaseback was accounted for as a capital lease.

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

Based upon improving market conditions and a strengthening long-term outlook, we anticipate that total cash used for capital expenditures in 2012 will be approximately $1 billion. This expectation includes capital expenditures related to Bloom Lake as we assumed capital commitments related to an expansion of the Bloom Lake mine in order to increase production capacity. The project to increase production capacity by 8.0 million metric tons of iron ore concentrate per year has been approved for capital investments of approximately $1.3 billion, of which approximately $0.2 billion was spent in 2011. Of the remaining capital investment amount, approximately $0.6 billion is expected to be spent in 2012, with the remainder expected to be spent between 2013 and 2016. In addition, as we continue to increase production into 2012, capital expenditures will include the expansion of our Empire and Tilden mines in Michigan’s Upper Peninsula in order to extend the existing production capacity at our Empire mine and increase production capacity at our Tilden mine. The project requires a capital investment of approximately $260 million, of which approximately $140 million was spent through 2011. Of the remaining capital investment amount, approximately $80 million is expected to be spent in 2012 and $40 million is expected to be spent between 2013 and 2016. In Asia Pacific Iron Ore, an expansion project has been approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require an initial capital cash outflow of approximately $275 million, of which approximately $202 million was spent in 2011 and $73 million is expected to be spent in 2012. In 2011, we entered into an agreement to upgrade an existing rail line used by our Koolyanobbing operations. Our portion of the related purchase commitment for the upgrade is approximately $33 million, of which approximately $7 million was spent in 2011. Of the remaining amount, approximately $10 million is expected to be spent in 2012 and $16 million is expected to be spent between 2013 and 2014. In the first quarter of 2011, we began a project to bring Lower War Eagle, a high-volatile metallurgical coal mine in West Virginia, into production. Approximately $40 million of committed capital was spent in relation to this project throughout 2011 and $50 million is expected to be spent in 2012. As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we have capital projects to repair the damage of approximately $52 million, of which approximately $46 million was spent in 2011 and $6 million is expected to be spent in 2012. At Pinnacle, a new longwall plow system was purchased to reduce maintenance costs and increase production at the mine. The remaining expenditures for the longwall plow system were completed in 2011. Construction of a new portal at Oak Grove was substantially completed in 2011 in order to improve productivity and support growth and expansion of the mine. As mentioned previously, we have the flexibility to reduce production, capital expenditures and overhead costs if market conditions change in the future.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend approximately $90 million on exploration activities in 2012, which we expect will provide us with opportunities for significant future potential reserve additions globally. Throughout 2011, we spent approximately $48.4 million related to our involvement in exploration and development activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

The following represents our future cash commitments and contractual obligations as of December 31, 2011:

	Payments Due by Period (1) (In Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Year	3 - 5 Year	More Than 5 Years
Long-term debt	$3,683.5	$74.8	$494.3	$727.9	$2,386.5
Interest on debt (2)	2,290.0	169.7	309.6	278.5	1,532.2
Operating lease obligations	111.8	24.2	42.8	19.8	25.0
Capital lease obligations	348.8	87.1	115.4	72.9	73.4
Purchase obligations:
Asia Pacific rail upgrade	8.0	8.0	—	—	—
Oak Grove portal project	2.7	2.7	—	—	—
Michigan expansion project	35.8	35.8	—	—	—
Koolyanobbing expansion project	57.3	57.3	—	—	—
Bloom Lake expansion project	280.8	280.8	—	—	—
Oak Grove repair project	6.0	6.0	—	—	—
Lower War Eagle development project	14.9	14.9	—	—	—
Open purchase orders	190.6	188.8	0.7	0.8	0.3
Minimum “take or pay” purchase commitments (3)	2,489.1	306.8	374.7	242.2	1,565.4

Total purchase obligations	3,085.2	901.1	375.4	243.0	1,565.7
Other long-term liabilities:
Pension funding minimums	431.9	66.3	156.3	128.1	81.2
OPEB claim payments	698.7	41.2	52.6	49.6	555.3
Deferred revenue (6)	126.6	43.2	16.7	16.7	50.0
Environmental and mine closure obligations	235.7	13.7	18.7	1.6	201.7
Unrecognized tax benefits (4)	6.5	—	6.5	—	—
Personal injury	7.0	3.2	2.6	0.7	0.5
Other (5)

Total other long-term liabilities	1,506.4	167.6	253.4	196.7	888.7

Total	$11,025.7	$1,424.5	$1,590.9	$1,538.8	$6,471.5

(1)	Includes our consolidated obligations.

(2)	For the $325 million senior notes, interest is calculated for the $270 million five-year senior notes using a fixed rate of 6.31 percent from 2012 to maturity in June 2013, and the $55 million seven-year notes, interest is calculated at 6.59 percent from 2012 to maturity in June 2015. For the $400 million senior notes, interest is calculated using a fixed rate of 5.90 percent from 2012 to maturity in March 2020. For the $1.3 billion senior notes, interest is calculated for the $500 million 10-year notes using a fixed rate of 4.80 percent from 2012 to maturity in October 2020, and the $800 million 30-year notes using a fixed rate of 6.25 percent from 2012 to maturity in October 2040. For the $700 million senior notes, interest is calculated using a fixed rate of 4.88 percent from 2012 to maturity in April 2021. For the term loan, interest is calculated using a variable rate of 1.40 percent from 2012 to maturity in May 2016.

(3)	Includes minimum electric power demand charges, minimum coal, diesel and natural gas obligations, minimum railroad transportation obligations, and minimum port facility obligations.

(4)	Includes accrued interest.

(5)	Other contractual obligations of approximately $104.6 million primarily include unrecognized tax benefits and deferred income tax amounts for which timing of payment is non-determinable.

(6)	This is for services to be provided in future periods.

Refer to NOTE 16 — COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future purchase commitments and obligations.

Financing Activities

Net cash provided by financing activities in 2011 was $2.0 billion compared with $1.1 billion in 2010 and $304.3 million in 2009. Cash flows from financing activities in 2011 included $998.1 million in net proceeds from the issuance of two tranches of senior notes in the aggregate principal amount of $1.0 billion, completed through a public offering in March and April 2011. In addition, we borrowed $750.0 million under the bridge credit facility and $1.25 billion under the term loan in May 2011, and incurred $38.3 million and $8.7 million, respectively, of issuance costs related to the execution and funding of each arrangement. We used the net proceeds from the public offering of senior notes, the bridge credit facility and the term loan to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson, including the related fees and expenses. A portion of the funds also were used for the repayment of the Consolidated Thompson convertible debentures that were included among the liabilities assumed in the acquisition. We completed a public offering of 10.35 million of our common shares in June 2011. The net proceeds from the offering were approximately $854 million at a sales price to the public of $85.63 per share. A portion of the net proceeds were used to repay the $750.0 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes.

In July 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011 and December 1, 2011 to shareholders of record as of the close of business on August 15, 2011 and November 18, 2011, respectively. In May 2010, our Board of Directors had increased our quarterly common share dividend from $0.0875 to $0.14 per share, and it was paid on June 1, 2010, September 1, 2010 and December 1, 2010. This increased cash dividend of $0.14 per share was paid on March 1, 2011 and June 1, 2011 to shareholders of record as of February 15, 2011 and April 29, 2011, respectively.

In August 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement in order to amend the terms of our existing $600 million multicurrency credit agreement. The credit agreement resulted in, among other things, a $1.75 billion revolving credit facility. As a condition of the credit agreement terms, $250 million was drawn against the revolving credit facility in order to pay down a portion of the term loan. The $250 million payment was in addition to the scheduled quarterly principal payments on the term loan totaling $28.0 million. All amounts outstanding under the revolving credit facility were repaid in full on December 12, 2011.

Additionally, our Board of Directors approved a new share repurchase plan that authorized us to purchase up to four million of our outstanding shares. During the second half of 2011, four million common shares were repurchased at a cost of approximately $289.8 million, or an average price of approximately $72.44 per share.

Cash flows from financing activities in 2010 primarily included $397.7 million and $990.3 million in net proceeds, from two public offerings of senior notes, which we completed in March and September of 2010, respectively. The net proceeds from the first public offering in 2010 were used for the repayment in March 2010 of our $200 million term loan under our credit facility, the repayment of our share of Amapá’s remaining debt outstanding during the second quarter of 2010 and for the financing of a portion of the purchase price for the Spider and CLCC acquisitions. A portion of the net proceeds from the second public offering in 2010 were used for the repayment of the $350.0 million borrowings outstanding under the credit facility at that time. Other uses of the net proceeds from the $1.0 billion public offering of senior notes included general corporate purposes and the funding of the acquisition of Consolidated Thompson.

Successful execution of these offerings allowed us to enhance our financial flexibility and better position ourselves to take advantage of possible opportunities as the market continues to improve in 2012.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures as of December 31, 2011 and 2010:

	(In Millions)
	December 31, 2011	December 31, 2010
Cash and cash equivalents	$521.6	$1,566.7

Credit facility	$1,750.0	$600.0
Revolving loans drawn	—	—
Senior notes	2,725.0	1,725.0
Senior notes drawn	(2,725.0)	(1,725.0)
Term loan	972.0	—
Term loans drawn	(972.0)	—
Letter of credit obligations and other commitments	(23.5)	(64.7)

Borrowing capacity available	$1,726.5	$535.3

Refer to NOTE 7 — DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of December 31, 2011 and 2010, we were in compliance with each of our financial covenants.

Our primary sources of funding consist of a $1.75 billion revolving credit facility, which matures in 2016. This facility has available borrowing capacity of $1.73 billion as of December 31, 2011. Effective August 11, 2011, we amended our credit facility agreement, which provided more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. We also have cash generated by the business and cash on hand, which totaled $521.6 million as of December 31, 2011. The combination of cash and the credit facility gives us over $2.2 billion in liquidity entering the first quarter of 2012, which is expected to be used to fund operations, capital expenditures and finance strategic transactions.

We are party to financing arrangements under which we issue guarantees on behalf of certain of our unconsolidated subsidiaries. In the event of non-payment, we are obligated to make payment in accordance with the provisions of the guarantee arrangement. As of December 31, 2010, Amapá repaid its total project debt outstanding, for which we previously had provided a several guarantee on our 30 percent share. Repayment of our share of the total project debt outstanding consisted of $54.2 million and $100.8 million repaid on February 17, 2010 and May 27, 2010, respectively. Upon repayment of the project debt, our obligations under the provisions of the guarantee arrangement have been relieved.

Based on our current borrowing capacity and the actions we have taken to conserve cash, we have adequate liquidity and expect to be able to fund our current business obligations from available cash, current operations and existing borrowing arrangements for the foreseeable future. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility or through exercising the $250 million accordion in our current credit facility or the $250 million accordion made through our term loan. Our execution of a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility in August 2011 provides evidence of funding available through the bank market. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $1.0 billion public offering of 10-year and 30-year senior notes in March and April 2011 provides evidence that capacity in the bond markets has improved and remains stable for investment grade companies compared to conditions impacting such markets in previous years. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. In addition, various capital markets may provide additional sources of funding.

Off-Balance Sheet Arrangements

We have operating leases, which primarily are utilized for certain equipment and office space. Aside from these, we do not have any other off-balance sheet financing arrangements.

Market Risks

We are subject to a variety of risks, including those caused by changes in foreign currency exchange rates, interest rates and commodity prices. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. We use forward exchange contracts, call options and collar options to hedge our foreign currency exposure for a portion of our sales receipts. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. At December 31, 2011, we had $400 million of outstanding exchange rate contracts with varying maturity dates ranging from January 2012 to December 2012 for which we elected hedge accounting, effective October 2010. We also had $15 million of outstanding exchange rate contracts with maturity dates in January 2012 that we have been holding as economic hedges, entered into prior to October 2010. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts by approximately $38 million, and a 10 percent decrease would reduce the fair value by approximately $46 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The following table represents our Australian dollar foreign currency exchange contract position for contracts held as cash flow and economic hedges as of December 31, 2011:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1):
Contracts expiring in the next 12 months	$415.0	0.99	1.02	$4.5

Total Hedge Contract Portfolio	$415.0			$4.5

(1)	Includes collar options and forward contracts.

Refer to NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

With respect to Canada, we entered into foreign currency exchange contracts and an option contract in order to hedge a portion of the Consolidated Thompson purchase price on the open market in the first half of 2011. The contracts were considered economic hedges that do not qualify for hedge accounting. As of December 31, 2011, these contracts all have matured. In January 2012, in accordance with our policy, we began to enter into Canadian dollar foreign currency exchange contracts in the form of forward contracts that qualify for hedge accounting. Subsequent to December 31, 2011, we have entered into contracts with a notional amount of approximately C$200 million with varying maturity dates.

The pellets produced at our Wabush operations and the concentrate produced at our Bloom Lake operations in Canada represented approximately 11.2 percent of our total iron ore production in North America as of December 31, 2011. This operation is subject to currency exchange fluctuations between the U.S. and Canadian currencies. As of December 31, 2011, we did not hedge our exposure to this currency exchange fluctuation; however, as discussed above, we plan to continue to enter into hedging instruments in the future to hedge such exposures.

Interest Rate Risk

Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility and term credit facility is at a floating rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of December 31, 2011, we had no amounts drawn on the revolving credit facility and $971 million outstanding on the term credit facility. A 100 basis point change to the base rate or the LIBOR rate under the term credit facility would result in a change of approximately $10 million to interest expense on an annual basis.

Pricing Risks

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. Such changes are likely to yield increased volatility in iron ore pricing. This change has impacted certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year. We have reached final pricing settlements with a majority of our U.S. Iron Ore customers through the end of 2011. However, in some cases we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing. As a result, we have recorded certain shipments made to U.S. Iron Ore and Eastern Canadian Iron Ore customers in 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives, which are marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices actually are settled. The fair value of the instrument is determined based on the forward price expectation of the final price settlement for 2011. Therefore, to the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing.

We had a derivative asset of $1.2 million and a derivative liability of $19.5 million, respectively, at December 31, 2011 related to our estimate of final pricing in 2011 with our customers representing the incremental difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement in 2012. We also have derivatives of $83.8 million classified as accounts receivable to reflect the amount we provisionally have agreed upon with our customers until a final price is reached. We estimate that a 25 percent change in the settlement prices realized from the December 31, 2011 estimated prices recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $90 million, thereby impacting our consolidated revenues by the same amount. In addition, final agreement may result in changes to the pricing mechanisms used with our various customers and could impact sales prices realized in current and future periods, which could have a material effect on our results of operations.

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

At December 31, 2011, we had a derivative asset of $72.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. We estimate that a $75 change in the average hot band steel price realized from the December 31, 2011 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $7 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 14.7 million MMBtu’s of natural gas at an average delivered price of $4.52 per MMBtu, and 31.0 million gallons of diesel fuel at an average delivered price of $3.19 per gallon in 2011. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 12.0 million gallons of diesel fuel at an average delivered price of $4.54 per gallon in 2011. Our CLCC operations consumed approximately 3.6 million gallons of diesel fuel at an average delivered rate of $3.27 per gallon during 2011. Consumption of diesel fuel by our Asia Pacific operations was approximately 18.0 million gallons at an average delivered price of $2.05 per gallon for the same period.

In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2012 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $22 million in our annual fuel and energy costs based on expected consumption for 2012.

Supply Concentration Risks

Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Outlook

In 2012, we anticipate selling approximately half of our expected global iron ore sales volume of over 45 million tons to seaborne customers in Asia, with remaining volumes sold to North American customers. We expect modest 2012 growth in the U.S. economy, supporting healthy demand for our U.S. Iron Ore business. Conversely, we expect meaningful growth in emerging economies, specifically China, where crude steel production and iron ore imports are anticipated to reach record annual levels.

We are maintaining our 2012 business segment outlook, as previously disclosed in January, 2012. Assumptions in this outlook include an average 2012 spot price for 62 percent Fe seaborne iron ore of approximately $150 per ton (C.F.R. China).

U.S. Iron Ore 2012 Outlook (Long tons)

For 2012, we are maintaining our expected sales volume in U.S. Iron Ore of approximately 23 million tons.

U.S. Iron Ore revenue per ton is expected to be approximately $115 to $125, based on the following assumptions:

•	2012 U.S. blast furnace utilization of approximately 70 percent to 75 percent; and

•	2012 average hot rolled steel pricing of $700 to $750 per ton.

In addition, the revenue-per-ton expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenue per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements).

Our full-year 2012 U.S. Iron Ore cash cost per ton expectation is approximately $60 to $65. Depreciation, depletion and amortization for full-year 2012 is expected to be approximately $5 per ton. We also expect our U.S. Iron Ore 2012 production volume of approximately 22 million tons.

Eastern Canadian Iron Ore 2012 Outlook (Metric Tons, F.O.B. Eastern Canada)

For 2012, we are maintaining our previously disclosed Eastern Canadian Iron Ore expected sales and production volumes of approximately 12 million tons.

Our full-year 2012 Eastern Canadian Iron Ore revenue-per-ton outlook is approximately $135 to $145, assuming a product mix of approximately two-thirds iron ore concentrate and one-third iron ore pellets. Full-year 2012 cash costs per ton in Eastern Canadian Iron Ore are expected to be approximately $70 to $75. Depreciation, depletion and amortization is expected to be approximately $19 per ton for full-year 2012.

Asia Pacific Iron Ore 2012 Outlook (Metric tons, F.O.B. the port)

We are maintaining our full-year 2012 Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. Our full-year 2012 Asia Pacific Iron Ore revenue-per-ton outlook is approximately $135 to $145, assuming a product mix of approximately half lump and half fines iron ore.

Full-year 2012 Asia Pacific Iron Ore cash cost per ton is expected to be approximately $65 to $70, which assumes a U.S./Australian dollar exchange rate of $1.03 for 2012. We anticipate depreciation, depletion and amortization to be approximately $13 per ton for full-year 2012.

North American Coal 2012 Outlook (Short tons, F.O.B. the mine)

We are maintaining our 2012 North American Coal sales and production volume expectations of approximately 7.2 million tons and 6.6 million tons, respectfully. Sales volume mix is anticipated to be approximately 4.3 million tons of low-volatile metallurgical coal and 1.8 million tons of high-volatile metallurgical coal, with thermal coal making up the remainder of the expected sales volume.

Our North American Coal 2012 revenue-per-ton expectation is approximately $140 to $150. Cash cost per ton is anticipated to be approximately $105 to $110, including the impact of sales from higher cost inventory stockpiles at Oak Grove Mine related to the operation’s recovery from severe weather in 2011. Full-year 2012 depreciation, depletion and amortization is expected to be approximately $16 per ton.

The table below summarizes our 2012 outlook by business segment.

	2012 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	23	12	11	7.2
Revenue per ton	$115 - $125	$135 - $145	$135 - $145	$140 - $150
Cash cost per ton	$60 - $65	$70 - $75	$65 - $70	$105 - $110
DD&A per ton	$5	$19	$13	$16

(1)	U.S. Iron Ore tons are reported in long tons.

(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.

(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.

(4)	North American Coal tons are reported in short tons, F.O.B. the mine.

Outlook for Sonoma Coal and Amapá (Metric tons, F.O.B. the port)

We have a 45 percent economic interest in Sonoma Coal. For 2012, we are maintaining our equity sales and production volume expectations of approximately 1.6 million tons. The approximate product mix is expected to be two-thirds thermal coal and one-third metallurgical coal. Cash cost per ton are expected to be approximately $110. For 2012, depreciation, depletion and amortization is expected to be approximately $14 per ton.

We expect Amapá to contribute over $30 million in equity income in 2012.

Selling, General and Administrative Expenses & Other Expectations

Our full-year 2012 selling, general and administrative expense expectation is approximately $325 million. The year-over-year increase in selling, general and administrative expense primarily is driven by an increase in growth-related corporate projects.

We expect to incur cash outflows of approximately $165 million to support future growth, comprised of approximately $90 million related to our global exploration activities and approximately $75 million related to our chromite project in Ontario, Canada.

For 2012, we anticipate a full-year effective tax rate of approximately 25 percent. In addition, we expect our full-year 2012 depreciation, depletion and amortization to be approximately $620 million.

2012 Capital Budget Update and Other Uses of Cash

For 2012, based on our outlook, we anticipate generating cash flow from operations of approximately $1.9 billion.

We also are maintaining our 2012 capital expenditures outlook, as previously disclosed in January, 2012 of approximately $1 billion. This is comprised of approximately $300 million in sustaining capital and $700 million in growth and productivity-improvement capital.

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

Revenue Recognition

U.S. and Eastern Canadian Iron Ore Provisional Pricing Arrangements

Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The base price is the primary component of the purchase price for each contract. The inflation-indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in international pellet prices and changes in specified Producers Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized.

Several of our Eastern Canadian Iron Ore customers have multi-year pricing arrangements that contain pricing adjustments that reference certain published market prices for iron ore. To the extent the particular market prices are not published at the end of each reporting period, we estimate the final pricing settlement based upon the best third-party information available. Similar to U.S. Iron Ore, the estimates are then adjusted to actual when the published market prices are available.

During 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess the impact a change to the historical annual pricing mechanism would have on certain of our larger existing U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements, and resulted in modifications to certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year. We reached final pricing settlements with a majority of our U.S. Iron Ore customers through the end of 2011 for the 2011 contract year. However, in some cases we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing. As a result, we have recorded certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers throughout the 2011 year on a provisional basis until final settlement is reached. With respect to the U.S. Iron Ore and Eastern Canadian Iron Ore customers for which final pricing for the 2011 contract year has not yet been settled as of December 31, 2011, we recorded derivative assets and liabilities of $1.2 million and $19.5 million, respectively, related to our estimate of final pricing for the 2011 contract year. This amount represents the incremental difference between the provisional prices agreed upon with our customers and our estimate of the ultimate price settlement for the 2011 contract year. In 2010, we reached final pricing settlement with some of our U.S. Iron Ore customers through the fourth quarter of 2010 for the 2010 contract year. With respect to the U.S. Iron Ore and Eastern Canadian Iron Ore customers for which final pricing for the 2010 contract year was not settled as of December 31, 2010, we did not record shipments on a provisional basis due to pending arbitrations that subsequently were settled during 2011. Based on the timing of the provisional pricing settlements and the quality of our estimates, adjustments of our provisional pricing estimates were not material during 2010 and 2009.

The Producer Price Indices remain a provisional component of the sales price throughout the contract year and are estimated each quarter using publicly available forecasts of such indices. The final indices referenced in certain of the U.S. Iron Ore supply contracts are typically not published by the U.S. Department of Labor until the second quarter of the subsequent year. As a result, we record an adjustment for the difference between the fourth quarter estimate and the final price in the following year. Historically, such adjustments have not been material as they have represented less than half of 1 percent of U.S. Iron Ore’s and Eastern Canadian Iron Ore’s respective revenues for each of the three preceding fiscal years ended December 31, 2011, 2010 and 2009.

U.S. Iron Ore Customer Supply Agreements

In addition, certain supply agreements with one U.S. Iron Ore customer include provisions for supplemental revenue or refunds based on the customer’s average annual steel pricing for the year the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk. At December 31, 2011, we had a derivative asset of $72.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $45.6 million as of December 31, 2010, based upon the amount of unconsumed tons and the related estimated average hot band steel price.

The customer’s average annual price is not known at the time of sale and the actual price is received on a delayed basis at the end of the year, once the average annual price has been finalized. As a result, we estimate the average price and adjust the estimate to actual in the fourth quarter when the information is provided by the customer at the end of each year. Information used in developing the estimate includes such factors as production and pricing information from the customer, current spot prices, third-party analyst forecasts, publications and other industry information. The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available and the customer’s ability to more accurately determine the average price it will realize for the year. The following represents the historical accuracy of our pricing estimates related to the derivative as well as the impact on revenue resulting from the difference between the estimated price and the actual price for each quarter during 2011, 2010 and 2009 prior to receiving final information from the customer for tons consumed during each year:

	2011			2010			2009
	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)
First Quarter	$700	$715	$(0.7)	$593	$624	$(0.8)	$528	$523	$1.2
Second Quarter	700	731	(5.8)	593	634	(12.1)	528	545	(1.3)
Third Quarter	700	716	(4.3)	593	609	(7.0)	528	536	(0.1)
Fourth Quarter	700	700	—	593	593	—	528	528	—

We estimate that a $75 change in the average hot band steel price realized from the December 31, 2011 estimated price recorded for the unconsumed tons remaining at year-end would cause the fair value of the derivative instrument to increase or decrease by approximately $7 million, thereby impacting our consolidated revenues by the same amount.

Asia Pacific Iron Ore Provisional Pricing Arrangements

Historically, certain supply agreements primarily with our Asia Pacific Iron Ore customers provided for revenue or refunds based on the ultimate settlement of annual international benchmark pricing for lump and fines. As a result of the derivative accounting treatment applied to the provisions, revenue reflected the estimated benchmark price until final settlement occurred. Therefore, to the extent final prices were higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues was recorded each reporting period until the date of final pricing. Accordingly, in times of rising iron ore prices, our revenues benefited from higher prices received for contracts priced at the current benchmark price and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling iron ore prices, the opposite occurred. Pricing estimates primarily were based upon reported price settlements in the industry and worldwide pressures in the market.

As discussed above, in 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. As a result, we renegotiated the terms of our supply agreements with our Chinese and Japanese Asia Pacific Iron Ore customers and moved to shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that had a duration of up to a quarter. This change was effective in the first quarter of 2010 for our Chinese customers and the second quarter of 2010 for our Japanese customers. Based on timing of these changes, pricing settlements were finalized with customers during each of the 2010 quarters with the exception of the first quarter of 2010. Therefore, provisional pricing estimates were used during the first quarter of 2010 and reflected an increase of 26 percent over 2009 settled prices for both lump and fines based on provisional quarterly index pricing. The pricing estimates for the first quarter of 2010 reflected the increase in steel demand and spot prices for iron ore and were based upon index-pricing mechanisms previously reported in the industry. In addition, sales to our Japanese customers during the first quarter of 2010 reflected 2009 prices based upon contract years of April 1 to March 31.

The following represents the historical accuracy of our provisional price estimates, as well as the impact on Product revenues resulting from the difference between the estimated change in price and the actual change in price for the quarters during 2010 and 2009 prior to settlement. The derivative instrument recorded during the first quarter of 2010 was settled during the second quarter of 2010 upon the move to short-term pricing arrangements with Asia Pacific Iron Ore customers. The timing of the pricing settlements for 2010 and 2009 is described further in the table below. Provisional pricing arrangements did not occur in 2011. As such, 2011 is not included within the table below.

	Provisional Price - Estimate vs. Actual
	2010			2009 (1)
	Final	First Quarter		Final	First Quarter		Second & Third Quarter
Customer (geographic location)	Settled Price Increase (lump/ fines)	Estimated Price Increase (lump/ fines)	Revenue Impact (2) (in millions)	Settled Price Decrease (lump/ fines)	Estimated Price Decrease (lump/ fines)	Revenue Impact (2) (in millions)	Estimated Price Decrease (lump/ fines)
Japan	N/A	N/A	$ —	-44%/-33%	-30%/-30%	$(1.3)	N/A
China	69%/69%	26%/26%	36.7	-44%/-33%	-30%/-30%	(17.1)	-44%/-33%

			$36.7			$(18.4)

(1)	The 2009 benchmark prices referenced in our Asia Pacific Iron Ore contract settled with Japan in the second quarter of 2009. We agreed to final prices with our customers in China during the fourth quarter of 2009. Prices with our customers in China were settled at the estimated price decreases and therefore no additional revenue impact was realized during 2009.

(2)	The impact of product revenue resulted from the difference between the estimated price and the actual price was recorded in the second quarter of each respective year in the table above.

Mineral Reserves

We regularly evaluate our economic mineral reserves and update them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity or the mineral reserve could require increases in capital and development expenditures. Generally, as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions or the expected quality of mineral reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity of mineral reserves.

We use our mineral reserve estimates, combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. Refer to NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives would have a substantial effect on the recorded obligation. We also utilize economic mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Increases or decreases in mineral reserves or mine lives could significantly affect these items.

Asset Retirement Obligations and Environmental Remediation Costs

The accrued mine closure obligations for our active mining operations provide for contractual and legal obligations associated with the eventual closure of the mining operations. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location is determined based on the exhaustion date of the remaining iron ore reserves, which is dependent on our estimate of the economically recoverable mineral reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates also would have a significant impact on the recorded obligations.

We have a formal policy for environmental protection and restoration. Our obligations for known environmental matters at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the obligation can only be estimated as a range of possible amounts, with no specific amount being more likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and which are subject to changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value unless the amount and timing of the cash disbursements can be reasonably estimated. Potential insurance recoveries are not recognized until realized. Refer to NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

At December 31, 2011 and 2010, we had a valuation allowance of $223.9 million and $172.7 million, respectively, against our deferred tax assets. Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain of our foreign deferred tax assets. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.

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

Goodwill Impairment

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which management generally reviews production and financial results of that component. Decisions are often made as to capital expenditures, investments and production plans at the component level as part of the ongoing management of the related operating segment. We have determined that our Asia Pacific Iron Ore and Ferroalloys operating segments constitute separate reporting units, that our Bloom Lake and Wabush mines within our Eastern Canadian Iron Ore operating segment constitute reporting units, that CLCC within our North American Coal operating segment constitutes a reporting unit and that our Northshore mine within our U.S. Iron Ore operating segment constitutes a reporting unit. Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may not be recoverable. There were no such events or changes in circumstances during 2011. As of December 31, 2011, the remaining value of goodwill associated with our Eastern Canadian Iron Ore, Asia Pacific Iron Ore, Ferroalloys and U.S. Iron Ore reporting operating segments totaled $986.2 million, $83.0 million, $80.9 million and $2.0 million, respectively. No goodwill remains within our North American Coal reporting unit as of December 31, 2011.

We use a two-step process to test goodwill for impairment. In the first step, we generally use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. In assessing the recoverability of our goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit must be made, including among other things, estimates related to long-term price expectations, foreign currency exchange rates, expected capital expenditures and working capital requirements, which are based upon our long-range plan and life of mine estimates. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. In performing this allocation of fair value to the assets and liabilities of the reporting unit, we utilize third-party valuation firms to support the fair values allocated. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and, if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference. If these estimates were to change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

After performing our annual goodwill impairment test in the fourth quarter of 2011, we determined that $27.8 million of goodwill associated with our CLCC reporting unit was impaired as the carrying value within this reporting unit exceeded its fair value. The fair value was determined using a combination of a discounted cash flow model and valuations of comparable businesses. The impairment charge for the CLCC reporting unit was driven by our overall outlook on coal pricing in light of economic conditions, increases in our anticipated costs to bring the Lower War Eagle mine into production and increases in our anticipated sustaining capital cost for the lives of the CLCC mines that are currently operating.

No impairment charges were identified in connection with our annual goodwill impairment test with respect to our other identified reporting units. However, a 20 percent decrease in the fair value of our Ferroalloys reporting unit could indicate the potential for an impairment of its goodwill. With respect to the Ferroalloys reporting unit, no impairment charges were taken as of December 31, 2011, due in part to the fact that the project within the reporting unit is still in the pre-feasibility stage. As management continues to work through the pre-feasibility stage for the project, higher than anticipated capital costs and our ability to secure regulatory and environmental permitting could impact this determination. The fair value of our Bloom Lake operating unit was not substantially in excess of our carrying values due to the fact that this reporting unit is comprised of the assets acquired and liabilities assumed through our acquisition of Consolidated Thompson in 2011. Therefore, our carrying values of the assets acquired and liabilities assumed for the Bloom Lake operating unit were recorded at fair value through the completion of the acquisition. These fair values are preliminary and subject to modification in the future. A substantial decline in long-term pricing expectations and higher than anticipated costs on expansion projects for Bloom Lake could result in future impairment indicators. We determined that our other identified reporting units were not at risk of failing the first step of the goodwill impairment test as of December 31, 2011. The fair values for our Asia Pacific Iron Ore, Wabush and Northshore reporting units were substantially in excess of our carrying values.

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

Employee Retirement Benefit Obligations

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of CLCC who became employees of the Company through the July 2010 acquisition. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula.

Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2009 through 2012:

	Pension		OPEB
	Funding	Expense	Funding	Expense
2009	$18.5	$50.8	$35.7	$25.5
2010	45.6	45.6	38.5	24.2
2011	70.1	37.8	37.4	26.8
2012 (Estimated)	66.3	54.5	41.2	29.4

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

As of December 31, 2011 and 2010, we used the following assumptions:

	Pension and Other Benefits
	2011	2010
U.S. plan discount rate	4.28%	5.11%
Canadian pension plan discount rate	4.00	5.00
Canadian OPEB plan discount rate	4.25	5.00
Rate of compensation increase	4.00	4.00
U.S. expected return on plan assets	8.25	8.50
Canadian expected return on plan assets	7.25	7.50

Additionally, on December 31, 2011, we adopted the IRS 2012 prescribed mortality tables (separate pre-retirement and postretirement) to determine the expected life of our plan participants, replacing the IRS 2011 prescribed mortality tables for our U.S. plans. The assumed mortality remained the same as the previous year for our Canadian plans, UP 1994 with full projection.

Following are sensitivities of potential further changes in these key assumptions on the estimated 2012 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2011:

	Increase in Expense (In Millions)		Increase in Benefit Obligation (In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate .25 percent	$1.9	$2.0	$32.7	$16.4
Decrease return on assets 1 percent	7.3	2.1	N/A	N/A
Increase medical trend rate 1 percent	N/A	11.0	N/A	60.0

Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance and healthcare costs, are determined based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets may have a significant impact on our financial condition due to the magnitude of our retirement obligations. Refer to NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS in Item 8 for further information.

Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and relate to, among other things, our current expectations with respect to: our future financial condition, results of operations or prospects, estimates of our economic iron ore and coal reserves; our business and growth strategies; and our financing plans and forecasts. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in or implied by the forward-looking statements made in this report as a result of various factors, including, without limitation:

•

the ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson);

•	uncertainty or weaknesses in global economic and/or market conditions, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects, particularly any slowing of the economic growth rate of China for an extended period;

•	the ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the outcome of any contractual disputes with our customers or significant energy, material or service providers or any other litigation or arbitration;

•	changes in sales volume or mix;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic iron ore and coal reserves or reductions in current resource estimates;

•	our ability to successfully identify and consummate any strategic investments;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•	the results of pre-feasibility and feasibility studies in relation to projects;

•

impacts of increasing governmental regulation, including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, disruption of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates and interest rates;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and renew expiring collective bargaining agreements on satisfactory terms;

•	availability of capital equipment and component parts;

•	the amount, and timing of, any insurance recovery proceeds with respect to our Oak Grove mine;

•	risks related to international operations; and

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting.

For additional factors affecting the business of Cliffs, refer to Part I — Item 1A. Risk Factors.

You are urged to carefully consider these risk factors. All forward-looking statements attributable to us expressly are qualified in their entirety by the foregoing cautionary statements.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

Information regarding our Market Risk is presented under the caption Market Risk, which is included in Item 7 and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

Statements of Consolidated Financial Position

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521.6	$1,566.7
Accounts receivable	304.2	359.1
Inventories	475.7	269.2
Supplies and other inventories	216.9	148.1
Deferred and refundable taxes	21.9	43.2
Derivative assets	82.1	82.6
Other current assets	168.3	114.8

TOTAL CURRENT ASSETS	1,790.7	2,583.7

PROPERTY, PLANT AND EQUIPMENT, NET	10,524.6	3,979.2
OTHER ASSETS
Investments in ventures	526.6	514.8
Goodwill	1,152.1	196.5
Intangible assets, net	147.0	175.8
Deferred income taxes	209.5	140.3
Other non-current assets	191.2	187.9

TOTAL OTHER ASSETS	2,226.4	1,215.3

TOTAL ASSETS	$14,541.7	$7,778.2

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Share Amounts)
	December 31,
	2011	2010
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$380.3	$266.5
Accrued employment costs	144.2	129.9
Income taxes payable	265.4	103.4
State and local taxes payable	59.1	38.9
Below-market sales contracts — current	52.7	57.1
Current portion of term loan	74.8	—
Accrued expenses	165.0	56.5
Accrued royalties	77.1	80.2
Deferred revenue	126.6	215.6
Other current liabilities	148.1	80.6

TOTAL CURRENT LIABILITIES	1,493.3	1,028.7
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	394.7	284.9
Other postretirement benefits	271.1	243.1

TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	665.8	528.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	222.0	184.9
DEFERRED INCOME TAXES	1,062.4	63.7
LONG-TERM DEBT	3,608.7	1,713.1
BELOW-MARKET SALES CONTRACTS	111.8	164.4
OTHER LIABILITIES	338.0	256.7

TOTAL LIABILITIES	7,502.0	3,939.5
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Class A — 3,000,000 shares authorized and unissued
Class B — 4,000,000 shares authorized and unissued
Common Shares — par value $0.125 per share
Authorized — 400,000,000 shares (2010 — 224,000,000);
Issued — 149,195,469 shares (2010 — 138,845,469 shares);
Outstanding — 142,021,718 shares (2010 — 135,456,999 shares)	18.5	17.3
Capital in excess of par value of shares	1,770.8	896.3
Retained earnings	4,424.3	2,924.1
Cost of 7,173,751 common shares in treasury (2010 — 3,388,470 shares)	(336.0)	(37.7)
Accumulated other comprehensive income (loss)	(92.6)	45.9

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	5,785.0	3,845.9

NONCONTROLLING INTEREST	1,254.7	(7.2)

TOTAL EQUITY	7,039.7	3,838.7

TOTAL LIABILITIES AND EQUITY	$14,541.7	$7,778.2

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2011	2010	2009
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$6,551.7	$4,416.8	$2,216.2
Freight and venture partners’ cost reimbursements	242.6	265.3	125.8

	6,794.3	4,682.1	2,342.0
COST OF GOODS SOLD AND OPERATING EXPENSES	(4,105.7)	(3,155.6)	(2,030.3)

SALES MARGIN	2,688.6	1,526.5	311.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(274.4)	(202.1)	(117.6)
Exploration costs	(80.5)	(33.7)	—
Impairment of goodwill	(27.8)	—	—
Consolidated Thompson acquisition costs	(25.4)	—	—
Miscellaneous — net	68.1	(20.5)	42.0

	(340.0)	(256.3)	(75.6)

OPERATING INCOME	2,348.6	1,270.2	236.1
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	—	40.7	—
Changes in fair value of foreign currency contracts, net	101.9	39.8	85.7
Interest income	9.5	9.9	10.8
Interest expense	(216.5)	(70.1)	(39.0)
Other non-operating income (expense)	(2.0)	12.5	2.9

	(107.1)	32.8	60.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	2,241.5	1,303.0	296.5
INCOME TAX EXPENSE	(420.1)	(293.5)	(22.5)
EQUITY INCOME (LOSS) FROM VENTURES	9.7	13.5	(65.5)

INCOME FROM CONTINUING OPERATIONS	1,831.1	1,023.0	208.5
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18.5)	(3.1)	(3.4)

NET INCOME	1,812.6	1,019.9	205.1
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	193.5	—	—

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,619.1	$1,019.9	$205.1

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS — BASIC
Continuing operations	$11.68	$7.56	$1.67
Discontinued operations	(0.13)	(0.02)	(0.03)

	$11.55	$7.54	$1.64

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS — DILUTED
Continuing operations	$11.61	$7.51	$1.66
Discontinued operations	(0.13)	(0.02)	(0.03)

	$11.48	$7.49	$1.63

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	140,234	135,301	124,998
Diluted	141,012	136,138	125,751
CASH DIVIDENDS DECLARED PER SHARE	$0.84	$0.51	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2011	2010	2009
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,619.1	$1,019.9	$205.1
OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and OPEB liability	(121.4)	14.8	21.8
Unrealized net gain (loss) on marketable securities	(31.0)	4.2	29.5
Unrealized net gain (loss) on foreign currency translation	(2.2)	151.6	231.7
Unrealized net loss on derivative financial instruments	(1.5)	(1.3)	(15.1)
Unrealized gain on interest rate swap	—	—	1.7

OTHER COMPREHENSIVE INCOME (LOSS)	(156.1)	169.3	269.6

LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	17.6	(0.8)	2.4
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO

CLIFFS SHAREHOLDERS	$1,480.6	$1,188.4	$477.1

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2011	2010	2009
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$1,812.6	$1,019.9	$205.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	426.9	322.3	236.6
Goodwill impairment	27.8	—	—
Derivatives and currency hedges	(69.0)	(39.0)	(204.5)
Foreign exchange loss (gains)	(6.2)	39.1	(28.1)
Share-based compensation	13.9	12.5	10.1
Equity (income) loss in ventures (net of tax)	(9.7)	(13.5)	65.5
Pensions and other postretirement benefits	(26.3)	8.7	27.3
Deferred income taxes	(66.6)	15.2	60.8
Changes in deferred revenue and below-market sales contracts	(146.0)	39.3	(33.4)
Gain on acquisition of controlling interests	—	(40.7)	—
Other	(0.1)	9.9	3.8
Changes in operating assets and liabilities:
Receivables and other assets	81.4	(204.6)	(24.2)
Product inventories	(74.5)	61.2	7.7
Payables and accrued expenses	324.6	89.7	(141.0)

Net cash from operating activities	2,288.8	1,320.0	185.7
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	(4,423.5)	—	—
Acquisition of controlling interests, net of cash acquired	—	(994.5)	—
Net settlements in Canadian dollar foreign exchange contracts	93.1	—	—
Investment in Consolidated Thompson senior notes	(125.0)	—	—
Purchase of property, plant and equipment	(880.7)	(266.9)	(116.3)
Investments in ventures	(5.2)	(191.3)	(81.8)
Investment in marketable securities	—	(6.6)	(14.9)
Redemption of marketable securities	—	32.5	5.4
Proceeds from sale of assets	22.4	59.1	28.3
Other investing activities	14.5	—	—

Net cash used by investing activities	(5,304.4)	(1,367.7)	(179.3)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	853.7	—	347.3
Net proceeds from issuance of senior notes	998.1	1,388.1	—
Borrowings on term loan	1,250.0	—	—
Repayment of term loan	(278.0)	—	—
Borrowings on bridge credit facility	750.0	—	—
Repayment of bridge credit facility	(750.0)	—	—
Borrowings under revolving credit facility	250.0	450.0	279.7
Repayment under revolving credit facility	(250.0)	(450.0)	(276.4)
Debt issuance costs	(54.8)	—	—
Repayment of Consolidated Thompson convertible debentures	(337.2)	—	—
Repayment of 200 million term loan	—	(200.0)	—
Payments under share buyback program	(289.8)	—	—
Common stock dividends	(118.9)	(68.9)	(31.9)
Repayment of other borrowings	(1.0)	(16.7)	(9.7)
Other financing activities	(47.0)	(14.9)	(4.7)

Net cash from financing activities	1,975.1	1,087.6	304.3
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4.6)	24.1	13.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,045.1)	1,064.0	323.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,566.7	502.7	179.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$521.6	$1,566.7	$502.7

The accompanying notes are an integral part of these consolidated financial statements.

See Note 17 — Cash Flow Information

Statements of Consolidated Changes in Equity

Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2009	113.5	$16.8	$442.2	$1,799.9	$(113.8)	$(394.6)	$3.3	$1,753.8
Comprehensive income
Net income	—	—	—	205.1	—	—	—	205.1
Other comprehensive income (loss), net of tax
Pension and OPEB liability	—	—	—	—	—	24.2	(2.4)	21.8
Unrealized net gain on marketable securities	—	—	—	—	—	29.5	—	29.5
Unrealized net gain on foreign currency translation	—	—	—	—	—	231.7	—	231.7
Unrealized gain on interest rate swap	—	—	—	—	—	1.7	—	1.7
Reclassification of net gains on derivative financial instruments into net income	—	—	—	—	—	(15.1)	—	(15.1)

Total comprehensive income (loss), net of tax	—	—	—	—	—	—	(2.4)	474.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	0.1	0.1
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	(7.5)	(7.5)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	0.7	0.7
Issuance of common shares	17.3	—	254.5	—	92.8	—	—	347.3
Purchase of additional noncontrolling interest	—	—	(5.4)	—	—	—	—	(5.4)
Stock and other incentive plans	0.2	—	4.1	—	0.9	—	—	5.0
Conversion of preferred stock	—	—	—	—	0.2	—	—	0.2
Common stock dividends ($0.26 per share)	—	—	—	(31.9)	—	—	—	(31.9)

December 31, 2009	131.0	16.8	695.4	1,973.1	(19.9)	(122.6)	(5.8)	2,537.0
Comprehensive income
Net income	—	—	—	1,019.9	—	—	—	1,019.9
Other comprehensive income (loss), net of tax
Pension and OPEB liability	—	—	—	—	—	14.0	0.8	14.8
Unrealized net gain on marketable securities	—	—	—	—	—	4.2	—	4.2
Unrealized net gain on foreign currency translation	—	—	—	—	—	151.6	—	151.6
Reclassification of net gains on derivative financial instruments into net income	—	—	—	—	—	(3.2)	—	(3.2)
Unrealized gain on derivative instruments	—	—	—	—	—	1.9	—	1.9

Total comprehensive income (loss), net of tax							0.8	1,189.2
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	(4.7)	(4.7)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	3.0	3.0
Purchase of additional noncontrolling interest	—	—	(1.6)	—	—	—	—	(1.6)
Acquisition of controlling interest	4.2	0.5	172.6	—	—	—	—	173.1
Stock and other incentive plans	0.3	—	19.4	—	(7.3)	—	—	12.1
Common stock dividends ($0.51 per share)	—	—	—	(68.9)	—	—	—	(68.9)
Other	—	—	10.5	—	(10.5)	—	—	—

December 31, 2010	135.5	17.3	896.3	2,924.1	(37.7)	45.9	(7.2)	3,838.7

(continued)

Statements of Consolidated Changes in Equity

Cliffs Natural Resources Inc. and Subsidiaries — (Continued)

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
Comprehensive income
Net income	—	—	—	1,619.1	—	—	193.5	1,812.6
Other comprehensive income (loss), net of tax
Pension and OPEB liability	—	—	—	—	—	(103.8)	(17.6)	(121.4)
Unrealized net loss on marketable securities	—	—	—	—	—	(31.0)	—	(31.0)
Unrealized net loss on foreign currency translation	—	—	—	—	—	(2.2)	—	(2.2)
Reclassification of net gains on derivative financial instruments into net income	—	—	—	—	—	(3.3)	—	(3.3)
Unrealized gain on derivative financial instruments	—	—	—	—	—	1.8	—	1.8

Total comprehensive income (loss), net of tax							175.9	1,656.5
Share buyback	(4.0)	—	—	—	(289.8)	—	—	(289.8)
Equity offering	10.3	1.2	852.5	—	—	—	—	853.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	4.5	4.5
Capital contribution by noncontrolling interest to subsidiary	—	—	0.2	—	—	—	6.1	6.3
Acquisition of controlling interest	—	—	—	—	—	—	1,075.4	1,075.4
Stock and other incentive plans	0.2	—	21.8	—	(8.5)	—	—	13.3
Common stock dividends ($0.84 per share)	—	—	—	(118.9)	—	—	—	(118.9)

December 31, 2011	142.0	$18.5	$1,770.8	$4,424.3	$(336.0)	$(92.6)	$1,254.7	$7,039.7

The accompanying notes are an integral part of these consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

Business Summary

We are an international mining and natural resources company, a major global iron ore producer and a significant producer of high and low-volatile metallurgical coal. In the U.S., we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that primarily provide iron ore to the seaborne market for Asian steel producers. Our Asia Pacific operations are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in Sonoma, a coking and thermal coal mine located in Queensland, Australia. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, and in Ontario, Canada we have a major chromite project in the pre-feasibility stage of exploration. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys, and our Global Exploration Group.

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

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following subsidiaries:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Labrador/ Quebec, Canada	100.0%	Iron Ore
Bloom Lake	Quebec, Canada	75.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Koolyanobbing	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
Freewest	Ontario, Canada	100.0%	Chromite
Spider	Ontario, Canada	100.0%	Chromite

Intercompany transactions and balances are eliminated upon consolidation.

On May 12, 2011, we acquired all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt. The consolidated financial statements as of and for the year ended December 31, 2011 reflect our 100 percent interest in Consolidated Thompson since that date. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for further information.

Discontinued Operations

On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. As we continue to successfully grow our core iron ore mining business, the decision to sell our interest in the renewaFUEL operations was made to allow our management focus and allocation of capital resources to be deployed where we believe we can have the most impact for our stakeholders. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition LLC. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. We recorded $18.5 million, net of $9.2 million in tax benefits as Loss From Discontinued Operations in the Statements of Consolidated Operations for the year ended December 31, 2011, including a $16.0 million impairment charge, net of $8.0 million in tax benefits to write the renewaFUEL asset down to fair value. This compares to losses of $3.1 million, net of $1.5 million of tax benefits, and $3.4 million, net of $1.7 million in tax benefits, respectively, for years ended December 31, 2010 and 2009.

The impairment charge taken in the third quarter of 2011 was based on an internal assessment around the recovery of the renewaFUEL assets, primarily property, plant and equipment. The assessment considered several factors including the unique industry, the highly customized nature of the related property, plant and equipment and the fact that the plant had not performed up to design capacity. Given these points of consideration, it was determined that the expected recovery values on the renewaFUEL assets were low. The renewaFUEL total assets have been recorded at fair value in the Statements of Consolidated Financial Position as of December 31, 2011, and primarily are comprised of property, plant and equipment. The renewaFUEL operations were previously included in Other within our reportable segments.

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

Inventories

The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position at December 31, 2011 and 2010:

	(In Millions)
	2011			2010
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$100.2	$8.5	$108.7	$101.1	$9.7	$110.8
Eastern Canadian Iron Ore	96.2	43.0	139.2	43.5	21.2	64.7
North American Coal	19.7	110.5	130.2	16.1	19.8	35.9
Asia Pacific Iron Ore	57.2	21.6	78.8	34.7	20.4	55.1
Other	18.0	0.8	18.8	2.6	0.1	2.7

Total	$291.3	$184.4	$475.7	$198.0	$71.2	$269.2

U.S. Iron Ore

U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method. The excess of current cost over LIFO cost of iron ore inventories was $117.1 million and $112.4 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, the product inventory balance for U.S. Iron Ore declined, resulting in liquidation of LIFO layers in 2011. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $15.2 million in the Statements of Consolidated Operations for the year ended December 31, 2011. As of December 31, 2010, the product inventory balance for U.S. Iron Ore declined, resulting in liquidation of LIFO layers in 2010. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $4.6 in the Statements of Consolidated Operations for the year ended December 31, 2010.

We had approximately 1.2 million tons and 0.8 million tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2011 and 2010, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers, as we retain title to the product until payment is received from the customer. We track the movement of the inventory and verify the quantities on hand.

Eastern Canadian Iron Ore

Iron ore pellet inventories are stated at the lower of cost or market. Similar to U.S. Iron Ore product inventories, the cost is determined using the LIFO method. The excess of current cost over LIFO cost of iron ore inventories was $21.9 million and $2.5 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, the iron ore pellet inventory balance for Eastern Canadian Iron Ore increased to $47.1 million, resulting in an additional LIFO layer being added. As of December 31, 2010, the product inventory balance for Eastern Canadian Iron Ore increased to $43.5 million, resulting in an additional LIFO layer being added during the year. We primarily maintain ownership of these inventories until loading of the product at the port.

Iron ore concentrate inventories are stated at the lower of cost or market. The cost of iron ore concentrate inventories is determined using weighted average cost. As of December 31, 2011, the iron ore concentrate inventory balance for Eastern Canadian Iron Ore was $49.1 million as a result of the Consolidated Thompson acquisition. For the majority of the iron ore concentrate inventories, we maintain ownership of the inventories until title passes on the bill of lading date, which is upon the loading of the product at the port.

North American Coal

North American Coal product inventories are stated at the lower of cost or market. Cost of coal inventories includes labor, supplies and operating overhead and related costs and is calculated using the average production cost. We maintain ownership until coal is loaded into rail cars at the mine for domestic sales and until loaded in the vessels at the terminal for export sales. We recorded lower-of-cost-or-market inventory charges of $6.6 million and $26.1 million in Cost of goods sold and operating expenses in the Statements of Consolidated Operations for the years ended December 31, 2011 and 2010, respectively. These charges were a result of operational and geological issues at our Pinnacle and Oak Grove mines during the periods.

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

Property, Plant and Equipment

U.S. Iron Ore and Eastern Canadian Iron Ore

U.S. Iron Ore and Eastern Canadian Iron Ore properties are stated at cost. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the mine lives. Northshore, United Taconite, Empire, Tilden and Wabush use the double declining balance method of depreciation for certain mining equipment. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Buildings	Straight line	45 Years
Mining equipment	Straight line/Double declining balance	10 to 20 Years
Processing equipment	Straight line	15 to 45 Years
Information technology	Straight line	2 to 7 Years

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

Asia Pacific Iron Ore

Our Asia Pacific Iron Ore properties are stated at cost. Depreciation is calculated by the straight-line method or production output basis provided over the following estimated useful lives:

Asset Class	Basis	Life
Plant and equipment	Straight line	5 - 10 Years
Plant and equipment and mine assets	Production output	10 Years
Motor vehicles, furniture & equipment	Straight line	3 - 5 Years

The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2011 and 2010:

	(In Millions)
	December 31,
	2011	2010
Land rights and mineral rights	$7,918.9	$3,019.9
Office and information technology	67.0	60.4
Buildings	132.2	107.6
Mining equipment	1,323.8	628.5
Processing equipment	1,441.8	658.8
Railroad equipment	164.3	122.9
Electric power facilities	57.9	54.4
Port facilities	64.1	64.0
Interest capitalized during construction	22.5	19.4
Land improvements	30.4	25.0
Other	43.2	36.0
Construction in progress	615.4	140.0

	11,881.5	4,936.9
Allowance for depreciation and depletion	(1,356.9)	(957.7)

	$10,524.6	$3,979.2

We recorded depreciation expense of $237.8 million, $165.4 million and $120.6 million in the Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Our Asia Pacific Iron Ore, Bloom Lake, Wabush, and United Taconite operation’s interest in iron ore reserves and resources was valued using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the mines.

The net book value of the land rights and mineral rights as of December 31, 2011 and 2010 is as follows:

	(In Millions)
	December 31,
	2011	2010
Land rights	$37.3	$36.8

Mineral rights:
Cost	$7,881.6	$2,983.1
Less depletion	533.9	376.4

Net mineral rights	$7,347.7	$2,606.7

Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Allowance for depreciation and depletion. We recorded depletion expense of $159.7 million, $95.5 million and $68.1 million in the Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Investments in Ventures

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Consolidated Financial Position. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	December 31, 2011	December 31, 2010
Amapá	Investments in ventures	30	$498.6	$461.3
AusQuest	Investments in ventures	30	3.7	24.1
Cockatoo (1)	Other liabilities	50	(15.0)	10.5
Hibbing	Other liabilities	23	(6.8)	(5.8)
Other	Investments in ventures		24.3	18.9

			$504.8	$509.0

(1)	Recorded as Investments in ventures at December 31, 2010.

Amapá

Our 30 percent ownership interest in Amapá, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from Amapá is reflected as Equity Income (Loss) from Ventures in the Statements of Consolidated Operations. The financial information of Amapá included in our financial statements is for the periods ended November 30, 2011, 2010 and 2009 and as of November 30, 2011 and 2010. The earlier cut-off is to allow for sufficient time needed by Amapá to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review by the Company. There were no intervening transactions or events that materially affected Amapá’s financial position or results of operations that were not reflected in our year-end financial statements.

AusQuest

Our 30 percent ownership interest in AusQuest, in which we do not have control but have the ability to exercise significant influence over operating and financial policies, is accounted for under the equity method. Accordingly, our share of the results from AusQuest is reflected as Equity Income (Loss) from Ventures in the Statements of Consolidated Operations. The financial information of AusQuest included in our financial statements is for the periods ended November 30, 2011, 2010 and 2009 and as of November 30, 2011 and 2010.

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

In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. As consideration for the acquisition, Pluton Resources will be responsible for the environmental rehabilitation of Cockatoo Island when it concludes its mining. As of December 31, 2011, our portion of the current estimated cost of the rehabilitation is approximately $20 million. The potential transaction is expected to occur at the end of the current stage of mining, Phase 3, which is anticipated to be complete in late 2012. Due diligence has been completed and the definitive sale agreement is being drafted and negotiated. The definitive sale agreement will be conditional on the receipt of regulatory and third-party consents and the satisfaction of other customary closing conditions.

Sonoma

Through various interrelated arrangements, we achieve a 45 percent economic interest in the collective operations of Sonoma, despite the ownership percentages of the individual components of Sonoma. We own 100 percent of CAWO, 8.33 percent of the exploration permits and applications for mining leases for the real estate that is involved in Sonoma (“Mining Assets”) and 45 percent of the infrastructure, including the rail loop and related equipment (“Non-Mining Assets”). The following substantive legal entities exist within the Sonoma structure:

•	CAC, a wholly owned Cliffs subsidiary, is the conduit for Cliffs’ investment in Sonoma.

•	CAWO, a wholly owned subsidiary of CAC, owns the washplant and receives 40 percent of Sonoma coal production in exchange for providing coal washing services to the remaining Sonoma participants.

•	SMM is the appointed operator of the mine assets, non-mine assets and the washplant. We own a 45 percent interest in SMM.

•	Sonoma Sales, a wholly owned subsidiary of QCoal, is the sales agent for the participants of the coal extracted and processed in the Sonoma Project.

The objective of Sonoma is to mine and process coking and thermal coal for the benefit of the participants. In 2011, 2010 and 2009, we invested an additional $3.1 million, $3.3 million and $8.6 million, respectively, in the project, for a total investment of approximately $147.9 million.

While the individual components of our investment are disproportionate to the overall economics of the investment, the total investment is the same as if we had acquired a 45 percent interest in the Mining Assets and had committed to funding 45 percent of the cost of developing the Non-Mining Assets and the washplant. In particular, the terms of the interrelated agreements under which we obtain our 45 percent interest provide that, we, through a wholly owned subsidiary, constructed and hold title to the washplant. We wash all of the coal produced by the Sonoma Project for a fee based upon a cost to wash plus an arrangement such that we only bear 45 percent of the cost of owning and operating the washplant. In addition, we have committed to purchasing certain amounts of coal from the other participants such that we take title to 45 percent of the coal mined. In addition, several agreements were entered into which provide for the allocation of mine and washplant reclamation obligations such that we are responsible for 45 percent of the reclamation costs. Lastly, management agreements were entered into that allocates the costs of operating the mine to each participant based upon their respective ownership interests in SMM, 45 percent in our case. Once the coal is washed, each participant then engages Sonoma Sales to sell their coal to third parties for which Sonoma Sales earns a fee under an agreement with fixed and variable elements.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. We had goodwill of $1,152.1 million and $196.5 million recorded in the Statements of Consolidated Financial Position at December 31, 2011 and 2010, respectively. In accordance with the provisions of ASC 350, we compare the fair value of the respective reporting unit to its carrying value on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may not be recoverable. Based on the assessment performed, we concluded that there were no such events or changes in circumstances during 2011. After performing our annual goodwill impairment test in the fourth quarter of 2011, we determined that $27.8 million of goodwill associated with our CLCC reporting unit included in the North American Coal operating segment was impaired as the carrying value with this reporting unit exceeded its fair value. No impairment charges were identified in connection with our annual goodwill impairment test with respect to our other identified reporting units. Refer to NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Asset Impairment

Long-Lived Assets and Intangible Assets

We monitor conditions that may affect the carrying value of our long-lived and intangible assets when events and circumstances indicate that the carrying value of the asset groups may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss exists when projected undiscounted cash flows are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the assets. Fair value can be determined using a market approach, income approach or cost approach. We did not record any such impairment charges in 2011, 2010 or 2009 except for as discussed above in Discontinued Operations.

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

Our investment in Amapá resulted in equity income of $32.4 million in 2011 compared with equity income of $17.2 million in 2010 and equity loss of $62.2 million in 2009. In 2011, the investment’s equity income was a result of operations for the year. In 2010, the investment’s equity income was a result of nearly break-even operating results during the year combined with the reversal of the debt guarantee, upon repayment of total project debt outstanding, and the reversal of certain accruals. The equity losses in 2009 resulted from start-up costs and production delays resulting in the determination that indicators of impairment may exist relative to our investment in Amapá. Although Amapá’s results improved throughout 2011 and 2010, we continued to perform an assessment of the potential impairment of our investment, most recently in the fourth quarter of 2011, using a discounted cash flow model to determine the fair value of our investment in relation to its carrying value at each reporting period. Based upon the analyses performed, we have determined that our investment is not impaired as of December 31, 2011. In assessing the recoverability of our investment in Amapá, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the investment must be made, including among other things, estimates related to pricing, volume and resources. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for our investment in the period such determination is made. We will continue to evaluate our investment on a periodic basis and as circumstances arise that indicate the investment is not recoverable.

During 2011, we recorded impairment charges of $19.1 million related to the decline in the fair value of our 30 percent ownership interest in AusQuest, which was determined to be other than temporary. We evaluated the severity of the decline in the fair value of the investment as compared to our historical carrying amount, considering the broader macroeconomic conditions and the status of current exploration prospects, and could not reasonably assert that the impairment period would be temporary. As of December 31, 2011, our investment in AusQuest had a fair value of $3.7 million based upon the closing market price of the 68.3 million shares held as of December 31, 2011. As we account for this investment as an equity method investment, we recorded the impairment charge as a component of Equity Income (Loss) from Ventures in the Statements of Consolidated Operations for the year ended December 31, 2011.

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

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2011 and 2010 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In these instances, the valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument and the related financial instrument is therefore classified within Level 2 of the valuation hierarchy. Level 2 securities include short-term investments for which the value of each investment is a function of the purchase price, purchase yield and maturity date.

Marketable Securities

Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at December 31, 2011 and 2010 include available-for-sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

Derivative Financial Instruments

Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Such derivative financial instruments include substantially all of our foreign currency exchange contracts and derivative financial instruments that are valued based upon published pricing settlements realized by other companies in the industry. Derivative financial instruments that are valued based upon models with significant unobservable market parameters and are normally traded less actively, are classified within Level 3 of the valuation hierarchy.

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

Refer to NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS and NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

Pensions and Other Postretirement Benefits

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of CLCC who became employees of the Company through the July 2010 acquisition. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the related Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations.

We recognize the funded status of our postretirement benefit obligations on our December 31, 2011 and 2010 Statements of Consolidated Financial Position based on the market value of plan assets and the actuarial present value of our retirement obligations on that date. For each plan, we determine if the plan assets exceed the benefit obligations or vice-versa. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are charged to Accumulated other comprehensive income (loss).

The market value of plan assets is measured at the year-end balance sheet date. The PBO is determined based upon an actuarial estimate of the present value of pension benefits to be paid to current employees and retirees. The APBO represents an actuarial estimate of the present value of OPEB benefits to be paid to current employees and retirees.

The actuarial estimates of the PBO and APBO retirement obligations incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. For the U.S. plans, the discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. For the Canadian plans, the discount rate is determined by calculating the single level discount rate that, when applied to a particular cash flow pattern, produces the same present value as discounting the cash flow pattern using spot rates generated from a high-quality corporate bond yield curve. The remaining assumptions are based on our estimates of future events incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Statements of Consolidated Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. In addition, the net periodic cost is affected by the anticipated income from the return on invested assets, as well as the income or expense resulting from the recognition of previously deferred items. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in plan assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. See NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

Asset Retirement Obligations

Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flow. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC 410. We perform an in-depth evaluation of the liability every three years in addition to routine annual assessments, most recently performed in 2011.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. See NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Environmental Remediation Costs

We have a formal policy for environmental protection and restoration. Our mining and exploration activities are subject to various laws and regulations governing protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost only can be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements reasonably can be estimated. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. Potential insurance recoveries have not been reflected in the determination of the liabilities. See NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

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

The following table is a summary of reimbursements in our U.S. Iron Ore operations for the years ended December 31, 2011, 2010 and 2009:

	(In Millions)
	Year Ended December 31,
	2011	2010	2009
Reimbursements for:
Freight	$128.4	$83.6	$22.4
Venture partners’ cost	95.9	139.8	71.3

Total reimbursements	$224.3	$223.4	$93.7

As of December 31, 2011, Product revenues and Costs of goods sold and operating expenses in the Statements of Consolidated Operations reflect consolidation of the Empire mining venture and recognition of a noncontrolling interest. A subsidiary of ArcelorMittal USA is a 21 percent partner in the Empire mining venture, resulting in a noncontrolling interest adjustment for ArcelorMittal USA’s ownership percentage to Net income attributable to noncontrolling interest in the Statements of Consolidated Operations. The accounting for our interest in the Empire mine previously was based upon the assessment that the mining venture functioned as a captive cost company, supplying product only to the venture partners effectively on a cost basis. Upon the execution of the partnership arrangement in 2002, the underlying notion of the arrangement was for the partnership to provide pellets to the venture partners at an agreed-upon rate to cover operating and capital costs. Furthermore, any gains or losses generated by the mining venture throughout the life of the partnership were expected to be minimal and the mine historically has been in a net loss position. The partnership arrangement provides that the venture partners share profits and losses on an ownership percentage basis of 79 percent and 21 percent, with the noncontrolling interest partner limited on the losses produced by the mining venture to its equity interest. Therefore, the noncontrolling interest partner cannot have a negative ownership interest in the mining venture. Under our captive cost company arrangements, the noncontrolling interests’ revenue amounts are stated at an amount that is offset entirely by an equal amount included in Cost of goods sold and operating expenses, resulting in no sales margin attributable to noncontrolling interest participants. In addition, under the Empire partnership arrangement, the noncontrolling interest net losses historically were recorded in the Statements of Consolidated Operations through Cost of goods sold and operating expenses. This was based on the assumption that the partnership would operate in a net liability position, and as mentioned, the noncontrolling partner is limited on the partnership losses that can be allocated to its ownership interest. Due to a change in the partnership pricing arrangement to align with the industry’s shift towards shorter-term pricing arrangements linked to the spot market, the partnership began to generate profits in 2011. The change in partnership pricing was a result of the negotiated settlement with ArcelorMittal USA effective beginning for the three months ended March 31, 2011. The modification of the pricing mechanism changed the nature of our cost sharing arrangement and we determined that we should have been recording a noncontrolling interest adjustment in accordance with ASC 810 in the Statements of Unaudited Condensed Consolidated Operations and in the Statements of Unaudited Condensed Consolidated Financial Position to the extent that the partnership was in a net asset position, beginning in the first quarter of 2011. Refer to NOTE 20 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) for additional information regarding this prospective change.

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

Since the acquisition date of Consolidated Thompson, Product revenues and Costs of goods sold and operating expenses in the Statements of Consolidated Operations reflect our 100 percent ownership interest in Consolidated Thompson. WISCO is a 25 percent partner in the Bloom Lake mine, resulting in a noncontrolling interest adjustment for WISCO’s ownership percentage to Net income attributable to noncontrolling interest in the Statements of Consolidated Operations.

North American Coal

We recognize revenue when title passes to the customer. For domestic coal sales, this generally occurs when coal is loaded into rail cars at the mine. For export coal sales, this generally occurs when coal is loaded into the vessels at the terminal. Revenue from product sales in 2011, 2010 and 2009 included reimbursement for freight charges paid on behalf of customers of $18.3 million, $41.9 million and $32.1 million, respectively.

Asia Pacific Iron Ore

Sales revenue is recognized at the F.O.B. point, which generally is when the product is loaded into the vessel.

Deferred Revenue

The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount is repaid in 2013. Installment amounts received under this arrangement in excess of sales are classified as Deferred revenue in the Statement of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement upon shipment of the pellets. As of December 31, 2011 and 2010, installment amounts received in excess of sales totaled $91.7 million and $58.1 million, respectively, which were recorded as Deferred revenue in the Statement of Consolidated Financial Position.

In 2011 and 2010, certain customers purchased and paid for 0.2 million tons and 2.4 million tons of pellets that were not delivered by year-end, respectively. In 2011, the customer purchases were made in order to secure the 2011 pricing on shipments that will occur in early 2012, and in 2010, the purchases were made in order to meet minimum contractual purchase requirements under the terms of take-or-pay contracts. In 2011 and 2010, the inventory was stored at our facilities in upper Great Lakes stockpiles. At the request of the customers, the ore was not shipped. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $15.8 million and $155.3 million, respectively, was deferred on the December 31, 2011 and 2010 Statements of Consolidated Financial Position. As of December 31, 2011, 0.1 million tons remain of the 2.4 million tons that were deferred at the end of 2010, resulting in the related revenue of $15.1 million being deferred into 2012.

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

Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense are classified as financing cash flows. Refer to NOTE 11 — STOCK COMPENSATION PLANS for additional information.

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

Accounting for uncertainty in income taxes recognized in the financial statements requires that a tax benefit from an uncertain tax position be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. See NOTE 12 — INCOME TAXES for further information.

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

Foreign Currency Translation

Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of the Company’s Australian subsidiaries is the Australian Dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive income (loss). Where the U.S. dollar is the functional currency, translation adjustments are recorded in the Statements of Consolidated Operations. Income taxes generally are not provided for foreign currency translation adjustments.

Recent Accounting Pronouncements

In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of guidance required for the period beginning January 1, 2011. Refer to NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

In December 2010, the FASB issued amended guidance on business combinations in order to clarify the disclosure requirements around pro forma revenue and earnings. The update was issued in response to the diversity in practice about the interpretation of such requirements. The amendment specifies that pro forma revenue and earnings of the combined entity be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the amended guidance upon our acquisition of Consolidated Thompson. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for further information.

In May 2011, the FASB amended the guidance on fair value as a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework. The converged fair value framework provides converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The significant amendments to the fair value measurement guidance and the new disclosure requirements include: (1) the highest and best use and valuation premise for nonfinancial assets; (2) the application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risks; (3) premiums or discounts in fair value measurement; (4) fair value of an instrument classified in a reporting entity’s shareholders’ equity; (5) for Level 3 measurements, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and a narrative description of the sensitivity of the fair value to changes in the unobservable inputs and interrelationships between those inputs; and (6) the level in the fair value hierarchy of items that are not measured at fair value in the Statement of Financial Position but whose fair value must be disclosed. The new guidance is effective for interim and annual periods beginning after December 15, 2011. We currently are evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in order to improve comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The update also facilitates the convergence of GAAP and IFRS. The amendment eliminates the presentation options under ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In either presentation option, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and the components of OCI are presented. The amendment does not change the items that must be reported in other comprehensive income. After the issuance of the amended guidance on the presentation of comprehensive income, stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated OCI would be difficult for preparers and may add unnecessary complexity to financial statements. In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date prescribed in ASU 2011-05. Given these issues, and in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, in December 2011, FASB issued amended guidance on the presentation of comprehensive income to supersede guidance in ASU 2011-05 related to reclassifications out of accumulated OCI. FASB determined a reassessment of the costs and benefits of the provisions in ASU 2011-05 related to reclassifications out of accumulated OCI is necessary. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, FASB decided in the December 2011 amended guidance, to indefinitely defer the requirements related to reclassification out of accumulated OCI until further deliberation and to reinstate the requirements for the presentation of reclassifications out of accumulated OCI that were in place before the issuance of ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this December 2011 amended guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have early adopted this new guidance which requires retrospective application as of December 31, 2011. As this guidance only amends the presentation of the components of comprehensive income, the adoption does not have an impact on our Statements of Consolidated Financial Position or Statements of Consolidated Operations.

In September 2011, the FASB issued amended guidance in order to simplify how entities test goodwill for impairment under ASC 350. The revised guidance provides entities testing goodwill for impairment with the option of performing a qualitative assessment before calculating the fair value of the reporting unit as required in step 1 of the goodwill impairment test. If the qualitative assessment provides the basis that the fair value of the reporting unit is more likely than not less than the carrying amount, then step 1 of the impairment test is required. The amended guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the revised guidance does not amend the requirement to test goodwill for impairment between annual tests if certain events or circumstances warrant that such a test be performed. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We currently are evaluating the impact that the adoption of this amendment will have on our annual goodwill impairment test and do not expect that this amendment will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued amended guidance to increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The objective of the amended guidance is to enhance the transparency of disclosures about: (1) the significant multiemployer plans in which an employer participates, including the plan names and identifying numbers; (2) the level of the employer’s participation in those plans; (3) the financial health of the plans; and (4) the nature of the employer’s commitments to the plans. For plans for which additional public information outside of the employer’s financial statements is not available, the amended guidance requires additional disclosures, including: (1) a description of the nature of the plan benefits; (2) a qualitative description of the extent to which the employer could be responsible for the obligation of the plan; and (3) other information to help users understand the financial information about the plan, to the extent available. The new guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted, and the amendments are required to be applied retrospectively for all prior periods presented. We adopted the amended guidance for the year ended December 31, 2011; however, adoption of this amendment did not have a material impact on our consolidated financial statements. To determine no material impact on our consolidated financial statements, we evaluated each of our multiemployer plans and found none to be individually significant.

In December 2011, the FASB issued amended guidance to increase the disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of this amended guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of rights of setoff associated with certain financial and derivative instruments in the scope of this amended guidance. The new guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, and the amendments are required to be applied retrospectively for all prior periods presented. We currently are evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.

NOTE 2 — SEGMENT REPORTING

Our company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore,

Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our five metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to steel producers in China and Japan. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Ferroalloys operating segment is comprised of our interests in chromite deposits held by Freewest and Spider in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not separately reported.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the years ended December 31, 2011, 2010 and 2009, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures:

	(In Millions)
	2011		2010		2009
Revenues from product sales and services:
U.S Iron Ore	$3,509.9	52%	$2,443.7	52%	$1,211.6	52%
Eastern Canadian Iron Ore	1,178.1	17%	477.7	10%	236.2	10%
North American Coal	512.1	8%	438.2	9%	207.2	9%
Asia Pacific Iron Ore	1,363.5	20%	1,123.9	24%	542.1	23%
Other	230.7	3%	198.6	4%	144.9	6%

Total revenues from product sales and services for reportable segments	$6,794.3	100%	$4,682.1	100%	$2,342.0	100%

Sales margin:
U.S. Iron Ore	$1,679.3		$788.4		$213.2
Eastern Canadian Iron Ore	290.9		133.6		62.3
North American Coal	(58.4)		(28.6)		(71.9)
Asia Pacific Iron Ore	699.5		566.2		87.2
Other	77.3		66.9		20.9

Sales margin	2,688.6		1,526.5		311.7
Other operating expense	(340.0)		(256.3)		(75.6)
Other income (expense)	(107.1)		32.8		60.4

Income from continuing operations before income taxes and equity income (loss) from ventures	$2,241.5		$1,303.0		$296.5

Depreciation, depletion and amortization:
U.S. Iron Ore	$86.2		$61.7		$67.4
Easten Canadian Iron Ore	124.6		41.9		6.9
North American Coal	86.5		60.4		38.2
Asia Pacific Iron Ore	100.9		133.9		110.6
Other	28.7		24.4		13.5

Total depreciation, depletion and amortization	$426.9		$322.3		$236.6

Capital additions (1):
U.S. Iron Ore	$191.4		$84.7		$42.6
Eastern Canadian Iron Ore	303.1		18.8		—
North American Coal	181.0		89.5		20.8
Asia Pacific Iron Ore	262.0		53.6		96.2
Other	23.4		29.2		8.6

Total capital additions	$960.9		$275.8		$168.2

Assets:
U.S. Iron Ore	$1,691.8		$1,537.1
Eastern Canadian Iron Ore	7,973.1		629.6
North American Coal	1,814.4		1,623.8
Asia Pacific Iron Ore	1,511.2		1,195.3
Other	1,017.6		1,257.8

Total segment assets	14,008.1		6,243.6
Corporate	533.6		1,534.6

Total assets	$14,541.7		$7,778.2

(1)	Includes capital lease additions.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Millions)
	2011	2010	2009
Revenue (1)
United States	$2,774.1	$1,966.3	$1,049.5
China	2,123.4	1,262.0	711.5
Canada	914.3	696.5	236.6
Japan	460.4	311.1	157.4
Other countries	522.1	446.2	187.0

Total revenue	$6,794.3	$4,682.1	$2,342.0

Property, Plant and Equipment, Net
United States	$2,684.9	$2,498.8
Australia	1,138.3	973.7
Canada	6,701.4	506.7

Total Property, Plant and Equipment, Net	$10,524.6	$3,979.2

(1)	Revenue is attributed to countries based on the location of the customer and includes both Product sales and services.

Concentrations in Revenue

In 2011, we had one customer that individually accounted for more than 10 percent of our consolidated product revenue. In 2010 and 2009, we had two and one additional customers that individually accounted for more than 10 percent of our consolidated product revenue, respectively. Total revenue from those customers that accounted for more than 10 percent of our consolidated product revenues represents approximately $1.4 billion, $1.8 billion and $0.8 billion of our total consolidated product revenue in 2011, 2010 and 2009, respectively, and is attributable to our U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal business segments.

The following table represents the percentage of our total revenue contributed by each category of products and services in 2011, 2010 and 2009:

	2011	2010	2009
Revenue Category
Iron ore	85%	81%	81%
Coal	11	13	14
Freight and venture partners’ cost reimbursements	4	6	5

Total revenue	100%	100%	100%

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position as of December 31, 2011 and 2010:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$5.2	Derivative assets (current)	$2.8	Other current liabilities	$3.5		$—

Total derivatives designated as hedging instruments under ASC 815		$5.2		$2.8		$3.5		$—

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$2.8	Derivative assets (current)	$34.2		$—		$—
	Other non- current assets	—	Other non- current assets	2.0		—		—
Customer Supply Agreements	Derivative assets (current)	72.9	Derivative assets (current)	45.6		—		—
Provisional Pricing Arrangements	Derivative assets (current)	1.2			Other current liabilities	19.5		—
	Accounts receivable	83.8		—		—

Total derivatives not designated as hedging instruments under ASC 815		$160.7		$81.8		$19.5		$—

Total derivatives		$165.9		$84.6		$23.0		$—

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Australian Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales. We use foreign currency exchange forward contracts, call options and collar options to hedge our foreign currency exposure for a portion of our Australian dollar sales receipts. U.S. currency is converted to Australian dollars at the currency exchange rate in effect at the time of the transaction. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and to protect against undue adverse movement in these exchange rates. Effective October 1, 2010, we elected hedge accounting for certain types of our foreign exchange contracts entered into subsequent to September 30, 2010. These instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested for effectiveness at inception and at least once each reporting period. During the third quarter of 2011, we implemented a global foreign exchange hedging policy to apply to all of our operating segments and our consolidated subsidiaries that engage in foreign exchange risk mitigation. The policy allows for not more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, of forecasted net currency exposures that are probable to occur. For our Asia Pacific operations, the forecasted net currency exposures are in relation to anticipated operating costs designated as cash flow hedges on future sales. Prior to the implementation of this policy, our Asia Pacific operations had a policy in place that was specific to local operations and allowed no more than 75 percent of anticipated operating costs for up to 12 months and no more than 50 percent of operating costs for up to 24 months to be designated as cash flow hedges of future sales. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

As of December 31, 2011, we had outstanding foreign currency exchange contracts with a notional amount of $400.0 million in the form of forward contracts with varying maturity dates ranging from January 2012 to December 2012. This compares with outstanding foreign currency exchange contracts with a notional amount of $70.0 million as of December 31, 2010.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive income (loss) in the Statements of Consolidated Financial Position. Unrealized gains of $1.8 million were recorded as of December 31, 2011 related to these hedge contracts, based on the Australian to U.S. dollar spot rate of 1.02 as of December 31, 2011. Unrealized gains of $1.9 million were recorded as of December 31, 2010 related to the Australian dollar hedge contracts, based on the Australian to U.S. dollar spot rate of 1.02 at December 31, 2010. Any ineffectiveness is recognized immediately in income and as of December 31, 2011 and 2010, there was no ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive income (loss) are reclassified into earnings in the same period the forecasted transaction affects earnings and are recorded as Product revenues in the Statements of Consolidated Operations. For the year ended December 31, 2011, we recorded realized gains of $6.5 million. Of the amounts remaining in Accumulated other comprehensive income (loss), we estimate that net gains of $1.2 million will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments on Accumulated other comprehensive income (loss) and the Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2011	2010	2009		2011	2010	2009
Australian Dollar Foreign Exchange Contracts (hedge designation)	$1.8	$1.9	$—	Product revenue	$2.6	$—	$—
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	—	Product revenue	0.7	3.2	15.1

Total	$1.8	$1.9	$—		$3.3	$3.2	$15.1

Derivatives Not Designated as Hedging Instruments

Australian Dollar Foreign Exchange Contracts

Effective July 1, 2008, we discontinued hedge accounting for foreign exchange contracts entered into for all outstanding contracts at the time and continued to hold such instruments as economic hedges to manage currency risk as described above. The notional amount of the outstanding non-designated foreign exchange contracts was $15.0 million as of December 31, 2011. The contracts are in the form of collar options with maturity dates in January 2012. This compares with outstanding non-designated foreign exchange contracts with a notional amount of $230.0 million as of December 31, 2010.

As a result of discontinuing hedge accounting, the instruments prospectively are marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net in the Statements of Consolidated Operations. For the year ended December 31, 2011, the change in fair value of our foreign currency contracts resulted in net gains of $8.8 million, based on the Australian to U.S. dollar spot rate of 1.02 at December 31, 2011. This compares with net gains of $39.8 million for the year ended December 31, 2010, based on the Australian to U.S. dollar spot rate of 1.02 at December 31, 2010. For the year ended December 31, 2009, the change in fair value of our foreign currency contracts resulted in net gains of $85.7 million, based on the Australian to U.S. dollar spot rate of 0.90 at December 31, 2009. The amounts that previously were recorded as a component of Accumulated other comprehensive income (loss) are reclassified to earnings with a corresponding realized gain or loss recognized in the same period the forecasted transaction affected earnings. The amounts that previously were recorded as a component of Accumulated other comprehensive income (loss) were all reclassified to earnings during the first half of 2011, with a corresponding realized gain or loss recognized in the same period the forecasted transactions affected earnings.

Canadian Dollar Foreign Exchange Contracts and Options

On January 11, 2011, we entered into a definitive agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction, including net debt. We hedged a portion of the purchase price on the open market by entering into foreign currency exchange forward contracts and an option contract with a combined notional amount of C$4.7 billion. The hedge contracts were considered economic hedges, which do not qualify for hedge accounting. The forward contracts had various maturity dates and the option contract had a maturity date of April 14, 2011.

During the first half of 2011, swaps were executed in order to extend the maturity dates of certain of the forward contracts through the consummation of the Consolidated Thompson acquisition and the repayment of the Consolidated Thompson convertible debentures. These swaps and the maturity of the forward contracts resulted in net realized gains of $93.1 million recognized through Changes in fair value of foreign currency contracts, net in the Statements of Consolidated Operations for the year ended December 31, 2011.

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

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $178.0 million, $120.2 million and $22.2 million as Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009, respectively, related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $72.9 million and $45.6 million, respectively, on the December 31, 2011 and 2010 Statements of Consolidated Financial Position.

Provisional Pricing Arrangements

During 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. This change has impacted certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customer supply agreements for the 2011 contract year. We reached final pricing settlement with a majority of our U.S. Iron Ore customers for the 2011 contract year.

However, in some cases we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing. As a result, we have recorded certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers in 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period based upon the estimated forward settlement until prices actually are settled. We recognized $809.1 million as an increase in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2011 under these pricing provisions for certain shipments to our U.S. Iron Ore and Eastern Canadian Iron Ore customers. For the year ended December 31, 2011, $309.4 million of the revenues were realized due to the pricing settlements that primarily occurred with our U.S. Iron Ore customers during 2011. This compares with an increase in Product revenues of $960.7 million and a reduction to Product revenues of $28.2 million, respectively, for the years ended December 31, 2010 and 2009 related to estimated forward price settlements for shipments to our Asia Pacific Iron Ore, U.S. Iron Ore and Eastern Canadian Iron Ore customers until prices actually settled.

As of December 31, 2011, we have recorded approximately $1.2 million as current Derivative assets and $19.5 million Other current liabilities, respectively, in the Statements of Consolidated Financial Position related to our estimate of final pricing in 2011 with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. This amount represents the difference between the provisional price agreed upon with our customers and our estimate of the ultimate price settlement in 2012. As of December 31, 2011, we also have derivatives of $83.8 million classified as Accounts receivable in the Statements of Consolidated Financial Position to reflect the amount we provisionally have agreed upon with certain of our U.S. Iron Ore and Eastern Canadian Iron Ore customers until a final price settlement is reached. It also represents the amount we have invoiced for shipments made to such customers and expect to collect in cash in the short term to fund operations. In 2010, the derivative instrument was settled in the fourth quarter upon the settlement of pricing provisions with some of our U.S. Iron Ore customers and therefore is not reflected in the Statements of Consolidated Financial Position at December 31, 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009:

(In Millions)
Derivative Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Year ended December 31,
		2011	2010	2009
Foreign Exchange Contracts	Product Revenues	$1.0	$11.1	$5.4
Foreign Exchange Contracts	Other Income (Expense)	101.9	39.8	85.7
Customer Supply Agreements	Product Revenues	178.0	120.2	22.2
Provisional Pricing Arrangements	Product Revenues	809.1	960.7	(28.2)
United Taconite Purchase Provision	Product Revenues	—	—	106.5

Total		$1,090.0	$1,131.8	$191.6

Refer to NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information

In the normal course of business, we enter into forward contracts designated as normal purchases for the purchase of commodities, primarily natural gas and diesel fuel, which are used in our U.S. Iron Ore and Eastern Canadian Iron Ore operations. Such contracts are in quantities expected to be delivered and used in the production process and are not intended for resale or speculative purposes.

NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS

Acquisitions

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Consolidated Thompson

On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt, pursuant to the terms of an arrangement agreement dated as of January 11, 2011. Upon the acquisition: (a) each outstanding Consolidated Thompson common share was acquired for a cash payment of C$17.25; (b) each outstanding option and warrant that was “in the money” was acquired for cancellation for a cash payment of C$17.25 less the exercise price per underlying Consolidated Thompson common share; (c) each outstanding performance share unit was acquired for cancellation for a cash payment of C$17.25; (d) all outstanding Quinto Mining Corporation rights to acquire common shares of Consolidated Thompson were acquired for cancellation for a cash payment of C$17.25 per underlying Consolidated Thompson common share; and (e) certain Consolidated Thompson management contracts were eliminated that contained certain change of control provisions for contingent payments upon termination. The acquisition date fair value of the consideration transferred totaled $4.6 billion. Our full ownership of Consolidated Thompson has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our Eastern Canadian Iron Ore segment.

The acquisition of Consolidated Thompson reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces iron ore concentrate of high quality. WISCO is a 25 percent partner in the Bloom Lake mine. Bloom Lake is designed to achieve an initial production rate of 8.0 million metric tons of iron ore concentrate per year. During the second quarter of 2011 and in January 2012, additional capital investments were approved in order to increase the initial production rate to 16.0 million metric tons of iron ore concentrate per year. We also own two additional development properties, Lamêlée and Peppler Lake, in Quebec. All three of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition also is expected to further diversify our existing customer base.

The following table summarizes the consideration paid for Consolidated Thompson and the estimated fair values of the assets and liabilities assumed at the acquisition date. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, mineral rights, deferred taxes, required liabilities to minority parties and goodwill, and the final allocation will be made when completed. We expect to finalize the purchase price allocation for the acquisition of Consolidated Thompson early in 2012. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

	(In Millions)
	Initial Allocation	Revised Allocation	Change
Consideration
Cash	$4,554.0	$4,554.0	$—

Fair value of total consideration transferred	$4,554.0	$4,554.0	$—

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$130.6	$130.6	$—
Accounts receivable	102.8	102.4	(0.4)
Product inventories	134.2	134.2	—
Other current assets	35.1	35.1	—
Mineral rights	4,450.0	4,825.6	375.6
Property, plant and equipment	1,193.4	1,193.4	—
Intangible assets	2.1	2.1	—

Total identifiable assets acquired	6,048.2	6,423.4	375.2
LIABILITIES:
Accounts payable	(13.6)	(13.6)	—
Accrued liabilities	(130.0)	(123.8)	6.2
Convertible debentures	(335.7)	(335.7)	—
Other current liabilities	(41.8)	(41.8)	—
Long-term deferred tax liabilities	(831.5)	(1,041.8)	(210.3)
Senior secured notes	(125.0)	(125.0)	—
Capital lease obligations	(70.7)	(70.7)	—
Other long-term liabilities	(25.1)	(25.1)	—

Total identifiable liabilities assumed	(1,573.4)	(1,777.5)	(204.1)

Total identifiable net assets acquired	4,474.8	4,645.9	171.1
Noncontrolling interest in Bloom Lake	(947.6)	(1,075.4)	(127.8)
Preliminary goodwill	1,026.8	983.5	(43.3)

Total net assets acquired	$4,554.0	$4,554.0	$—

In the months subsequent to the initial purchase price allocation for Consolidated Thompson, we further refined the fair values of the assets acquired and liabilities assumed. Based on this process, the acquisition date fair value of the Consolidated Thompson mineral rights, deferred tax liability and noncontrolling interest in Bloom Lake were adjusted to $4,825.6 million, $1,041.8 million and $1,075.4 million, respectively, in the revised purchase price allocation during the fourth quarter of 2011. The change in mineral rights was caused by further refinements to the valuation model, most specifically as it related to potential tax structures that have value from a market participant standpoint and the risk premium used in determining the discount rate. The change in the deferred tax liability primarily was a result of the movement in the mineral rights value and obtaining additional detail of the acquired tax basis in the acquired assets and liabilities. Finally, the change in the noncontrolling interest in Bloom Lake was due to the change in mineral rights and a downward adjustment to the discount for lack of control being used in the valuation. These adjustments resulted in additional depletion expense of $4.9 million and a gain of $10.8 million of remeasurement on foreign deferred tax liabilities recorded as Cost of goods sold and operating expenses and Income tax expense, respectively, in the Statements of

Consolidated Operations for the year ended December 31, 2011. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we retrospectively recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting adjustments to Goodwill and Noncontrolling Interest back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Consolidated Operations for the year ended December 31, 2011, but have been excluded from the three months ended December 31, 2011 in the unaudited Quarterly Results of Operations in Note 20. A complete comparison of the initial and revised purchase price allocation has been provided in the table above.

The fair value of the noncontrolling interest in the assets acquired and liabilities assumed in Bloom Lake has been allocated proportionately, based upon WISCO’s 25 percent interest in Bloom Lake. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect the noncontrolling interest discount.

The $983.5 million of preliminary goodwill resulting from the acquisition has been assigned to our Eastern Canadian Iron Ore business segment through the Bloom Lake reporting unit. The preliminary goodwill recognized primarily is attributable to the proximity to our existing Canadian operations, which will allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the preliminary goodwill is expected to be deductible for income tax purposes. Refer to NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Acquisition-related costs in the amount of $25.4 million have been charged directly to operations and are included within Consolidated Thompson acquisition costs in the Statements of Consolidated Operations for the year ended December 31, 2011. In addition, we recognized $15.7 million of deferred debt issuance costs, net of accumulated amortization of $1.9 million, associated with issuing and registering the debt required to fund the acquisition as of December 31, 2011. Of these costs, $1.7 million and $14.0 million, respectively, have been recorded in Other current assets and Other non-current assets in the Statements of Consolidated Financial Position at December 31, 2011. Upon the termination of the bridge credit facility that we entered into to provide a portion of the financing for Consolidated Thompson, $38.3 million of related debt issuance costs were recognized in Interest expense in the Statements of Consolidated Operations for the year ended December 31, 2011.

The Statements of Consolidated Operations for the year ended December 31, 2011 include incremental revenue of $571.0 million and income of $143.7 million related to the acquisition of Consolidated Thompson since the date of acquisition. Income during the period includes the impact of expensing an additional $59.8 million of costs due to stepping up the value of inventory in purchase accounting through Cost of goods sold and operating expenses for the year ended December 31, 2011.

The following unaudited consolidated pro forma information summarizes the results of operations for the years ended December 31, 2011 and 2010, as if the Consolidated Thompson acquisition and the related financing had been completed as of January 1, 2010. The pro forma information gives effect to actual operating results prior to the acquisition. The unaudited consolidated pro forma information does not purport to be indicative of the results that actually would have been obtained if the acquisition of Consolidated Thompson had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except Per Common Share)
	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES	$7,002.7	$4,982.9
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,612.3	$912.5
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS — BASIC	$11.50	$6.74
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS — DILUTED	$11.43	$6.70

The 2011 pro forma Net Income Attributable to Cliffs Shareholders was adjusted to exclude $69.6 million of Cliffs and Consolidated Thompson acquisition-related costs and $59.8 million of non-recurring inventory purchase accounting adjustments incurred during the year ended December 31, 2011. The 2010 pro forma Net Income Attributable to Cliffs Shareholders was adjusted to include the $59.8 million of non-recurring inventory purchase accounting adjustments.

Wabush

On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush, thereby increasing our ownership interest to 100 percent. Our full ownership of Wabush has been included in the consolidated financial statements since that date. The acquisition date fair value of the consideration transferred totaled $103.0 million, which consisted of a cash purchase price of $88.0 million and a working capital adjustment of $15.0 million. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest has increased our Eastern Canadian Iron Ore equity production capacity by approximately 4.0 million tons and has added more than 50 million tons of additional reserves. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.

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

In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis, including amounts recorded in Accumulated other comprehensive income (loss). Based on this process, the acquisition date fair value of the previous equity interest was adjusted to $38.0 million. The changes required to finalize the U.S. and Canadian deferred tax valuations and to incorporate additional information on assumed asset retirement obligations offset to a net decrease of $1.7 million in the fair value of the equity interest from the initial purchase price allocation. Thus, the gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income (loss) of $20.3 million, was adjusted to $25.1 million for the period ended December 31, 2010.

Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we retrospectively have recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill and Gain on acquisition of controlling interests, made during the second half of 2010, back to the date of acquisition. Accordingly, such amounts are reflected in the Statements of Consolidated Operations for the year ended December 31, 2010, and have been excluded from the three months ended September 30, 2010 and December 31, 2010, respectively, in the unaudited Quarterly Results of Operations in Note 20. We finalized the purchase price allocation for the acquisition of Wabush during the fourth quarter of 2010. A comparison of the initial and final purchase price allocation has been provided in the following table.

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

The significant changes to the final purchase price allocation from the initial allocation primarily were due to the allocation of deferred taxes between the existing equity interest in Wabush and the acquired portion, and additional asset retirement obligations noted related to the Wabush operations.

Of the $66.4 million of acquired intangible assets, $54.7 million was assigned to the value of a utility contract that provides favorable rates compared with prevailing market rates and is being amortized on a straight-line basis over the five-year remaining life of the contract. The remaining $11.7 million was assigned to the value of an easement agreement that is anticipated to provide a fee to Wabush for rail traffic moving over Wabush lands and is being amortized over a 30-year period.

The $3.1 million of goodwill resulting from the acquisition was assigned to our Eastern Canadian Iron Ore business segment. The goodwill recognized primarily is attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the goodwill is expected to be deductible for income tax purposes.

Refer to NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Freewest

During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base- metal properties in Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario Canada, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore resource base that could form the foundation of North America’s only ferrochrome production operation. Assuming favorable results from pre-feasibility and feasibility studies and receipt of all applicable approvals, the planned mine is expected to allow us to produce 600 thousand metric tons of ferrochrome and to produce one million metric tons of chromite concentrate annually. Total purchase consideration for the remaining interest in Freewest was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition date fair value of the consideration transferred was determined based upon the closing market price of our common shares on the acquisition date.

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

The following table summarizes the consideration paid for Freewest and the fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation in the fourth quarter of 2010. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we retrospectively have recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill, made during the fourth quarter of 2010, back to the date of acquisition. We adjusted the initial purchase price allocation for the acquisition of Freewest in the fourth quarter of 2010 as follows:

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

The significant changes to the final purchase price allocation from the initial allocation primarily were due to changes to the fair value adjustment for mineral rights that resulted from the finalization of certain assumptions used in the valuation models utilized to determine the fair values.

The $5.7 million of goodwill resulting from the finalization of the purchase price allocation was assigned to our Ferroalloys operating segment. The goodwill recognized primarily is attributable to obtaining a controlling interest in Freewest. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

Spider

During the second quarter of 2010, we commenced a formal cash offer to acquire all of the outstanding common shares of Spider, a Canadian-based mineral exploration company, for C$0.19 per share. As of June 30, 2010, we held 27.4 million shares of Spider, representing approximately four percent of its issued and outstanding shares. On July 6, 2010, all of the conditions to acquire the remaining common shares of Spider had been satisfied or waived, and we consequently acquired all of the common shares that validly were tendered as of that date. When combined with our prior ownership interest, the additional shares acquired increased our ownership percentage to 52 percent on the date of acquisition, representing a majority of the common shares outstanding on a fully diluted basis. Our 52 percent ownership of Spider was included in the consolidated financial statements since the July 6, 2010 acquisition date, and Spider was included as a component of our Ferroalloys operating segment. The acquisition date fair value of the consideration transferred totaled a cash purchase price of $56.9 million. Subsequent to the acquisition date, we extended the cash offer to permit additional shares to be tendered and taken up, thereby increasing our ownership percentage in Spider to 85 percent as of July 26, 2010. Effective October 6, 2010, we completed the acquisition of the remaining shares of Spider through an amalgamation, bringing our ownership percentage to 100 percent as of December 31, 2010. As noted above, through our acquisition of Freewest during the first quarter of 2010, we acquired an interest in the Ring of Fire properties in Northern Ontario, which comprise three premier chromite deposits. The Spider acquisition allowed us to obtain majority ownership of the “Big Daddy” chromite deposit, based on Spider’s ownership percentage in this deposit of 26.5 percent at the time of the closing acquisition date.

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

The following table summarizes the consideration paid for Spider and the fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation in the fourth quarter of 2010. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we retrospectively have recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill, made during the fourth quarter of 2010, back to the date of acquisition. We adjusted the initial purchase price allocation for the acquisition of Spider in the fourth quarter of 2010 as follows:

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

The significant changes to the final purchase price allocation from the initial allocation primarily were due to changes to the fair value adjustment for mineral rights that resulted from the finalization of certain assumptions used in the valuation models utilized to determine the fair values.

The $75.2 million of goodwill resulting from the acquisition was assigned to our Ferroalloys operating segment. The goodwill recognized primarily is attributable to obtaining majority ownership of the “Big Daddy” chromite deposit. When combined with the interest we acquired in the Ring of Fire properties through our acquisition of Freewest, we now control three premier chromite deposits in Northern Ontario, Canada. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

CLCC

On July 30, 2010, we acquired the coal operations of privately owned INR and since that date, the operations acquired from INR have been conducted through our wholly owned subsidiary known as CLCC. Our full ownership of CLCC has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our North American Coal segment. The acquisition date fair value of the consideration transferred totaled $775.9 million, which consisted of a cash purchase price of $757 million and a working capital adjustment of $18.9 million.

CLCC is a producer of high-volatile metallurgical and thermal coal located in southern West Virginia. CLCC’s operations include two underground continuous mining method metallurgical coal mines and one open surface thermal coal mine. The acquisition includes a metallurgical and thermal coal mining complex with a coal preparation and processing facility as well as a large, long-life reserve base with an estimated 59 million tons of metallurgical coal and 62 million tons of thermal coal. This reserve base increases our total global reserve base to over 166 million tons of metallurgical coal and over 67 million tons of thermal coal. This acquisition represented an opportunity for us to add complementary high-quality coal products and provided certain advantages, including among other things, long-life mine assets, operational flexibility and new equipment.

The following table summarizes the consideration paid for CLCC and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation in the second quarter of 2011. Under the business combination guidance in ASC 805, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation. In accordance with this guidance, we retrospectively have recorded the adjustments to the fair value of the acquired assets and assumed liabilities and the resulting Goodwill back to the date of acquisition. We adjusted the initial purchase price allocation for the acquisition of CLCC as follows:

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$757.0	$757.0	—
Working capital adjustments	17.5	18.9	1.4

Fair value of total consideration transferred	$774.5	$775.9	$1.4

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Product inventories	$20.0	$20.0	$—
Other current assets	11.8	11.8	—
Land and mineral rights	640.3	639.3	(1.0)
Plant and equipment	111.1	112.3	1.2
Deferred taxes	16.5	15.9	(0.6)
Intangible assets	7.5	7.5	—
Other non-current assets	0.8	0.8	—

Total identifiable assets acquired	808.0	807.6	(0.4)
LIABILITIES:
Current liabilities	(22.8)	(24.1)	(1.3)
Mine closure obligations	(2.8)	(2.8)	—
Below-market sales contracts	(32.6)	(32.6)	—

Total identifiable liabilities assumed	(58.2)	(59.5)	(1.3)

Total identifiable net assets acquired	749.8	748.1	(1.7)
Goodwill	24.7	27.8	3.1

Total net assets acquired	$774.5	$775.9	$1.4

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

The $27.8 million of goodwill resulting from the acquisition was assigned to our North American Coal business segment. The goodwill recognized primarily is attributable to the addition of complementary high-quality coal products to our existing operations and operational flexibility. None of the goodwill was expected to be deductible for income tax purposes. After performing our annual goodwill impairment test in the fourth quarter of 2011, we determined that the goodwill resulting from the acquisition was impaired as the carrying value exceeded its fair value. The impairment charge was recorded as Impairment of Goodwill in the Statements of Consolidated Operations for the year ended December 31, 2011. Refer to NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

With regard to each of the 2010 acquisitions discussed above, pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies and is not subject to amortization. We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which management generally reviews production and financial results of that component. Decisions are often made as to capital expenditures, investments and production plans at the component level as part of the ongoing management of the related operating segment. We have determined that our Asia Pacific Iron Ore and Ferroalloys operating segments constitute separate reporting units, that our Bloom Lake and Wabush mines within our Eastern Canadian Iron Ore operating segment constitute reporting units, that CLCC within our North American Coal operating segment constitutes a reporting unit and that our Northshore mine within our U.S. Iron Ore operating segment constitutes a reporting unit. Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may not be recoverable. There were no such events or changes in circumstances during 2011.

After performing our annual goodwill impairment test in the fourth quarter of 2011, we determined that $27.8 million of goodwill associated with our CLCC reporting unit was impaired as the carrying value with this reporting unit exceeded its fair value. The fair value was determined using a combination of a discounted cash flow model and valuations of comparable businesses. The impairment charge for the CLCC reporting unit was driven by our overall outlook on coal pricing in light of economic conditions, increases in our anticipated costs to bring the Lower War Eagle mine into production and increases in our anticipated sustaining capital cost for the lives of the CLCC mines that are currently operating. No impairment charges were identified in connection with our annual goodwill impairment test with respect to our other identified reporting units. The following table summarizes changes in the carrying amount of goodwill allocated by operating segment during 2011 and 2010:

	(In Millions)
	December 31, 2011						December 31, 2010
	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total
Beginning Balance	$2.0	$3.1	$27.9	$82.6	$80.9	$196.5	$2.0	$—	$—	$72.6	$—	$74.6
Arising in business combinations	—	983.5	(0.1)	—	—	983.4	—	3.1	27.9	—	80.9	111.9
Impairment	—	—	(27.8)	—	—	(27.8)	—	—	—	—	—	—
Impact of foreign currency translation	—	—	—	0.4	—	0.4	—	—	—	10.0	—	10.0
Other	—	(0.4)	—	—	—	(0.4)	—	—	—	—	—	—

Ending Balance	$2.0	$986.2	$—	$83.0	$80.9	$1,152.1	$2.0	$3.1	$27.9	$82.6	$80.9	$196.5

The increase in the balance of goodwill as of December 31, 2011 is due to the assignment of $983.5 million to Goodwill during 2011 based on preliminary purchase price allocation for the acquisition of Consolidated Thompson. The balance of $1,152.1 million and $196.5 million as of December 31, 2011 and 2010, respectively, is presented as Goodwill in the Statements of Consolidated Financial Position. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities at December 31, 2011 and 2010:

		(In Millions)
		December 31, 2011			December 31, 2010
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$134.3	$(23.2)	$111.1	$132.4	$(16.3)	$116.1
Utility contracts	Intangible assets, net	54.7	(21.3)	33.4	54.7	(10.2)	44.5
Easements (1)	Intangible assets, net	—	—	—	11.7	(0.4)	11.3
Leases	Intangible assets, net	5.5	(3.0)	2.5	5.2	(2.9)	2.3
Unpatented technology (2)	Intangible assets, net	—	—	—	4.0	(2.4)	1.6

Total intangible assets		$194.5	$(47.5)	$147.0	$208.0	$(32.2)	$175.8

Below-market sales contracts	Below-market sales contracts - current	$(77.0)	$24.3	$(52.7)	$(77.0)	$19.9	$(57.1)
Below-market sales contracts	Below-market sales contracts	(252.3)	140.5	(111.8)	(252.3)	87.9	(164.4)

Total below-market sales contracts		$(329.3)	$164.8	$(164.5)	$(329.3)	$107.8	$(221.5)

(1)	Upon the acquistion of Consolidated Thompson, this intangible asset is now eliminated through intercompany eliminations. The easement agreement is between Wabush and Consolidated Thompson.

(2)	Upon recording the renewaFUEL operations as discontinued operations, this intangible asset was written down in the resulting impairment charge recorded during the third quarter of 2011.

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Leases	1.5 - 4.5

Amortization expense relating to intangible assets was $17.7 million, $18.8 million and $8.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009, and is recognized in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows:

(In Millions)
Amount
Year Ending December 31
2012	$18.0
2013	17.9
2014	17.9
2015	6.0
2016	6.0

Total	$65.8

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which range from 3.5 to 8.5 years. For the years ended December 31, 2011, 2010 and 2009, we recognized $57.0 million, $62.4 million and $30.3 million, respectively, in Product revenues related to the below-market sales contracts. The following amounts will be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2012	$48.8
2013	45.3
2014	23.0
2015	23.0
2016	23.1

Total	$163.2

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at December 31, 2011 and 2010:

	(In Millions)
	December 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$351.2	$—	$—		$351.2
Derivative assets	—	—	157.9	(1)	157.9
International marketable securities	27.1	—	—		27.1
Foreign exchange contracts	—	8.0	—		8.0

Total	$378.3	$8.0	$157.9		$544.2

Liabilities:
Derivative liabilites	$—	$—	$19.5		$19.5
Foreign exchange contracts	—	3.5	—		3.5

Total	$—	$3.5	$19.5		$23.0

(1)	Derivative assets includes $83.8 million classifed as Accounts receivable on the Statement of Consolidated Financial Position as of December 31, 2011. Refer to NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

	(In Millions)
	December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$1,307.2	$—	$—	$1,307.2
Derivative assets	—	—	45.6	45.6
U.S. marketable securities	22.0	—	—	22.0
International marketable securities	63.9	—	—	63.9
Foreign exchange contracts	—	39.0	—	39.0

Total	$1,393.1	$39.0	$45.6	$1,477.7

There were no financial instruments measured at fair value that were in a liability position at December 31, 2010.

Financial assets classified in Level 1 at December 31, 2011 and 2010 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At December 31, 2011 and 2010, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.

The derivative financial assets classified within Level 3 at December 31, 2011 and 2010 include an embedded derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as a revenue adjustment each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

The Level 3 derivative assets and liabilities at December 31, 2011 also consisted of freestanding derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. In 2011, we reached final pricing settlement with a majority of our U.S. Iron Ore customers. However, in some cases we still are working to revise components of the pricing calculations referenced within our supply agreements to incorporate new pricing mechanisms as a result of the changes to historical benchmark pricing. As a result, we have recorded certain shipments made during 2011 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once the product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period.

In the second quarter of 2011 and the third quarter of 2010, we revised the inputs used to determine the fair value of these derivatives to include 2011 published pricing indices and settlements realized by other companies in the industry. Prior to this change, the fair value primarily was determined based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2011. Based on these changes to the determination of the fair value, we transferred $20.0 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy in the second quarter of 2011. A similar revision to the inputs used to determine the fair value of these derivatives was made in the third quarter of 2010 and, based on the changes, we transferred $161.8 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy at that time.

Due to pending revisions to the terms of certain of our customer supply agreements that were initiated during the fourth quarter of 2011, the fair value determination for these derivatives has again been primarily based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2011. Based on these changes to the determination of the fair value, we transferred $49.0 million of derivative assets from a Level 2 classification to a Level 3 classification within the fair value hierarchy in the fourth quarter of 2011. The fair value of our derivatives is determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2011. As noted above, there was a transfer from Level 3 to Level 2 in each of the second quarter of 2011 and the third quarter of 2010, and a transfer from Level 2 to Level 3 in the fourth quarter of 2011, as reflected in the table below. The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

	(In Millions)
	Derivative Assets (Level 3)
	Year Ended December 31,
	2011	2010
Beginning balance — January 1	$45.6	$63.2
Total gains
Included in earnings	403.0	851.7
Included in other comprehensive income	—	—
Settlements	(319.7)	(707.5)
Transfers into Level 3	49.0	—
Transfers out of Level 3	(20.0)	(161.8)

Ending balance — December 31	$157.9	$45.6

Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$403.0	$120.2

	(In Millions)
	Derivative Liabilities (Level 3)
	Year Ended December 31,
	2011	2010
Beginning balance — January 1	$—	$—
Total losses
Included in earnings	(19.5)	—
Included in other comprehensive income	—	—
Settlements	—	—
Transfers into Level 3	—	—

Ending balance — December 31	$(19.5)	$—

Total losses for the period included in earnings attributable to the change in unrealized losses on assets still held at the reporting date	$(19.5)	$—

Gains and losses included in earnings are reported in Product revenue in the Statements of Consolidated Operations for the years ended December 31, 2011 and 2010.

The carrying amount and fair value of our long-term receivables and long-term debt at December 31, 2011 and 2010 were as follows:

	(In Millions)
	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	$22.3	$20.8	$22.3	$19.5
ArcelorMittal USA — Receivable	26.5	30.7	32.8	38.9
Other	10.0	10.0	8.1	8.1

Total long-term receivables (1)	$58.8	$61.5	$63.2	$66.5

Long-term debt:
Term loan — $1.25 billion	$897.2	$897.2	$—	$—
Senior notes — $700 million	699.3	726.4	—	—
Senior notes — $1.3 billion	1,289.2	1,399.4	990.3	972.5
Senior notes — $400 million	398.0	448.8	397.8	422.8
Senior notes — $325 million	325.0	348.7	325.0	355.6
Customer Borrowings	5.1	5.1	4.0	4.0

Total long-term debt	$3,613.8	$3,825.6	$1,717.1	$1,754.9

(1)	Includes current portion.

The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of December 31, 2011 and 2010, a receivable of $22.3 million had been recorded in Other non-current assets in the Statement of Consolidated Financial Position reflecting the terms of this deferred payment arrangement. The fair value of the receivable of $20.8 million and $19.5 million at December 31, 2011 and 2010, respectively, is based on a discount rate of 4.5 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $26.5 million and $32.8 million at December 31, 2011 and 2010, respectively. The fair value of the receivable of $30.7 million and $38.9 million at December 31, 2011 and 2010, respectively, is based on a discount rate of 2.58 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 7 — DEBT AND CREDIT FACILITIES for further information.

NOTE 7 — DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of December 31, 2011 and 2010:

	($ in Millions)
	December 31, 2011
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$1.25 Billion Term Loan	Variable	1.40%	2016	$972.0 (6)	$897.2	(6)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0	699.3	(5)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0	499.1	(4)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0	790.1	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0	398.0	(2)
$325 Million Private Placement Senior Notes:
Series 2008A — Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A — Tranche B	Fixed	6.59%	2015	55.0	55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	—	2016	1,750.0	—	(1)

Total				$5,447.0	$3,608.7

	December 31, 2010
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount	Total Long-term Debt
$1 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	$500.0	$499.0	(4)
$500 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	500.0	491.3	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0	397.8	(2)
$325 Million Private Placement Senior Notes:
Series 2008A — Tranche A	Fixed	6.31%	2013	270.0	270.0
Series 2008A — Tranche B	Fixed	6.59%	2015	55.0	55.0
$600 Million Credit Facility:
Revolving Loan	Variable	—	2012	600.0	—	(1)

Total				$2,325.0	$1,713.1

(1)	As of December 31, 2011 and December 31, 2010, no revolving loans were drawn under the credit facility and the principal amount of letter of credit obligations totaled $23.5 million and $64.7 million, respectively, thereby reducing available borrowing capacity to $1,726.5 million and $535.3 million, respectively.

(2)	As of December 31, 2011 and December 31, 2010, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $2.0 million and $2.2 million, respectively, based on an imputed interest rate of 5.98 percent.

(3)	As of December 31, 2011 and December 31, 2010, the $800 million and $500 million 6.25 percent senior notes were recorded at par values of $800 million and $500 million, respectively, less unamortized discounts of $9.9 million and $8.7 million, respectively, based on an imputed interest rate of 6.38 percent.

(4)	As of December 31, 2011 and December 31, 2010, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.9 million and $1.0 million, respectively, based on an imputed interest rate of 4.83 percent.

(5)	As of December 31, 2011, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.7 million, based on an imputed interest rate of 4.89 percent.

(6)	As of December 31, 2011, $278.0 million had been paid down on the original $1.25 billion term loan and of the remaining term loan $74.8 million was classified as Current portion of term loan. The current classification is based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

Credit Facility

On August 11, 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement, or amended credit agreement, with a syndicate of financial institutions in order to amend the terms of our existing multicurrency credit agreement. The former $800 million multicurrency credit agreement consisted of a $600 million revolving credit facility and a $200 million term loan. The $200 million term loan was paid in its entirety in March 2010, reducing the multicurrency credit agreement to a $600 million revolving credit facility. The amended credit agreement provides for, among other things, a $1.75 billion revolving credit facility and allows for the designation of certain foreign subsidiaries as borrowers under the amended credit agreement, if certain conditions are satisfied. Borrowings under the amended credit agreement bear interest at a floating rate based upon a base rate or the LIBOR rate plus a margin based upon our leverage ratio. Certain of our material domestic subsidiaries have guaranteed our obligations and the obligations of other borrowers under the amended credit agreement. Previously, we had amended the terms of our $800 million multicurrency credit agreement, effective October 29, 2009. The 2009 amendment resulted in, among other things, an increase in the sub-limit for letters of credit from $50 million to $150 million, the addition of multi-currency letters of credit, and more liberally defined financial covenants and debt restrictions. An increase of 50 basis points to the annual LIBOR margin resulted from this 2009 amendment.

Proceeds from the amended credit agreement are used to refinance existing indebtedness, to finance general working capital needs and for other general corporate purposes, including the funding of acquisitions. We have the ability to request an increase in available revolving credit borrowings under the amended credit agreement by an additional amount of up to $250 million by obtaining the agreement of the existing financial institutions to increase their lending commitments or by adding additional lenders.

As a condition of agreeing to the amended credit agreement terms, $250 million was drawn against the revolving credit facility on August 11, 2011, in order to pay down a portion of the term loan. All amounts outstanding under the revolving credit facility were repaid in full on December 12, 2011. The weighted average annual interest rate under the revolving credit facility during the time the borrowings were outstanding was 1.84 percent.

Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. Under the amended credit agreement described above, interest rates are either (a) (1) a range from LIBOR plus 0.75 percent to LIBOR plus 2.00 percent based on the leverage ratio, or (2) the highest of the prime rate, (b) the Federal Funds Effective Rate plus 0.50 percent, or (c) the one-month LIBOR rate, plus 1.0 percent based on the leverage ratio.

The amended credit agreement has two financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the amended credit agreement, as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270 million private placement senior notes due 2013) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended credit agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). Prior to the amendment to our multicurrency credit agreement in August 2011, the debt to earnings ratio of Total Funded Debt to Consolidated EBITDA for the preceding four quarters could not exceed 3.25 to 1.0 on the last day of any fiscal quarter. Prior to the amendment to our multicurrency credit agreement in October 2009, the interest coverage ratio was calculated based on Consolidated EBIT to Interest Expense for the preceding four quarters and could not be less than 3.0 to 1.0 on the last day of any fiscal quarter. The amended credit agreement provided for more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. As of December 31, 2011 and 2010, we were in compliance with the financial covenants in the amended credit agreement.

$1 Billion Senior Notes — 2011 Offering

On March 23, 2011 and April 1, 2011, respectively, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $700 million aggregate principal amount at 4.875 percent senior notes due April 1, 2021, and an additional issuance of $300 million aggregate principal amount of our 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount previously was issued during September 2010. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on October 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. The net proceeds from the senior notes offering were used to fund a portion of the acquisition of Consolidated Thompson and to pay the related fees and expenses.

The senior notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points with respect to the 2021 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption. However, if the 2021 senior notes are redeemed on or after the date that is three months prior to their maturity date, the 2021 senior notes will be redeemed at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the date of redemption.

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

$1 Billion Senior Notes — 2010 Offering

On September 20, 2010, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $500 million aggregate principal amount at 4.80 percent due October 1, 2020, and a 30-year tranche of $500 million aggregate principal amount at 6.25 percent due October 1, 2040. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on April 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.

A portion of the net proceeds from the senior notes offering was used on September 22, 2010 to repay $350 million outstanding under our credit facility. The net proceeds were used for general corporate purposes, including funding of capital expenditures and were used to fund a portion of the acquisition of Consolidated Thompson and related expenses.

The senior notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points with respect to the 2020 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs with respect to the notes, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

The terms of the senior notes contain certain customary covenants; however, there are no financial covenants.

$400 Million Senior Notes Offering

On March 17, 2010, we completed a $400 million public offering of senior notes due March 15, 2020. Interest at a fixed rate of 5.90 percent is payable on March 15 and September 15 of each year, beginning on September 15, 2010, until maturity on March 15, 2020. The senior notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.

A portion of the net proceeds from the senior notes offering was used on March 31, 2010 to repay our $200 million term loan under our credit facility, as well as to repay on May 27, 2010 our share of Amapá’s remaining debt outstanding of $100.8 million. In addition, we used the remainder of the net proceeds to help fund the acquisitions of Spider and CLCC during the third quarter of 2010.

The senior notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis, plus accrued and unpaid interest to the date of redemption. In addition, if a change of control triggering event occurs, we will be required to offer to purchase the notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of purchase.

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

The terms of the private placement senior notes contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to Consolidated EBITDA, as those terms are defined in the note purchase agreement, for the preceding four quarters cannot exceed 3.25 to 1.0 on the last day of any fiscal quarter) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the note purchase agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). As of December 31, 2011 and 2010, we were in compliance with the financial covenants in the note purchase agreement.

Bridge Credit Agreement

On March 4, 2011, we entered into an unsecured bridge credit agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The bridge credit agreement provided for a bridge credit facility with an original maturity date of May 10, 2012. On May 10, 2011, we borrowed $750 million under the bridge credit facility to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. The borrowings under the bridge credit facility were repaid using a portion of the net proceeds obtained from the public offering of our common shares that was completed on June 13, 2011, and the bridge credit facility was terminated. The borrowings under the bridge credit facility bore interest at a floating rate based upon a base rate or the LIBOR rate plus a margin determined by our credit rating and the length of time the borrowings were outstanding. The weighted average annual interest rate under the bridge credit facility during the time the borrowings were outstanding was 2.56 percent. Refer to NOTE 13 — CAPITAL STOCK for additional information on the public offering of our common shares.

Term Loan

On March 4, 2011, we entered into an unsecured term loan agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The term loan agreement provided for a $1.25 billion term loan. The term loan has a maturity date of five years from the date of funding and requires principal payments on each three-month anniversary of the date following the funding. On May 10, 2011, we borrowed $1.25 billion under the term loan agreement to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. Effective August 11, 2011, we amended the term loan agreement to modify certain definitions, representations, warranties and covenants, including the financial covenants, to conform to certain provisions under the amended credit agreement. In addition, a portion of the $1.75 billion revolving credit facility, provided for under the amended credit agreement, was used to repay $250 million of the outstanding term loan, as discussed above. The $250 million payment was in addition to two scheduled quarterly principal payments totaling $28.0 million, reducing the total outstanding amount under the term loan to $972.0 million, of which $897.2 million is characterized as long-term debt as of December 31, 2011. Borrowings under the term loan bear interest at a floating rate based upon a base rate or the LIBOR rate plus a margin depending on the leverage ratio.

Short-Term Facilities

On March 31, 2010, Cliffs Natural Resources Pty Ltd entered into a A$40 million ($40.8 million) bank contingent instrument facility and cash advance facility to replace the then existing A$40 million multi-option facility, which was extended through June 30, 2011 and subsequently renewed until June 30, 2012. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of December 31, 2011, the outstanding bank guarantees under this facility totaled A$24.7 million ($25.2 million), thereby reducing borrowing capacity to A$15.3 million ($15.6 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company on a consolidated basis. As of December 31, 2011 and 2010, we were in compliance with these financial covenants.

Consolidated Thompson Senior Secured Notes

The Consolidated Thompson senior secured notes were included among the liabilities assumed in the acquisition of Consolidated Thompson. On April 13, 2011, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125 million, including accrued and unpaid interest. The senior secured notes had a face amount of $100 million, a stated interest rate of 8.5 percent and were scheduled to mature in 2017. The transaction initially was recorded as an investment in Consolidated Thompson senior secured notes during the second quarter of 2011. However, upon the completion of the acquisition of Consolidated Thompson and consolidation into our financial statements, the Consolidated Thompson senior secured notes and our investment in the notes were eliminated as intercompany transactions. During August 2011, Consolidated Thompson, our wholly owned subsidiary, provided for the redemption and release of the Consolidated Thompson senior secured notes, resulting in the cancellation of the notes. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Consolidated Thompson Convertible Debentures

Included among the liabilities assumed in the acquisition of Consolidated Thompson were the Consolidated Thompson convertible debentures, which, as a result of the acquisition, were able to be converted by their holders into cash in accordance with the cash change-of-control provision of the convertible debenture indenture. The convertible debentures allowed the debenture holders to convert at a premium conversion ratio beginning on the 10th trading day prior to the closing of the acquisition and ending on the 30th day subsequent to the mailing of an offer to purchase the convertible debentures, which was the cash change-of-control conversion period as defined by the convertible debenture indenture. On May 12, 2011, following the closing of the acquisition, Consolidated Thompson commenced the offer to purchase all of the outstanding convertible debentures in accordance with its obligations under the convertible debenture indenture by mailing the offer to purchase to the debenture holders. Additionally, on May 13, 2011, Consolidated Thompson gave notice that it was exercising its right to redeem any convertible debentures that remained outstanding on June 13, 2011, after giving effect to any conversions that occurred during the cash change-of-control conversion period. As previously disclosed, Consolidated Thompson received sufficient consents from the debenture holders, pursuant to a consent solicitation, to amend the convertible debenture indenture to give Consolidated Thompson such a redemption right. As a result of these events, no convertible debentures remain outstanding. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Letters of Credit

In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of December 31, 2011, these letter of credit obligations totaled $95.0 million. All of these standby letters of credit are outside of the letters of credit provided for under the amended credit agreement.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at December 31, 2011, total approximately $74.8 million in 2012, $369.7 million in 2013, $124.6 million in 2014, $428.8 million in 2015, $299.1 million in 2016 and $2.4 billion thereafter.

Refer to NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 8 — LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $26.3 million, $24.2 million and $25.5 million in 2011, 2010 and 2009, respectively. Capital lease assets were $406.0 million and $283.2 million at December 31, 2011 and 2010, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $110.6 million and $92.7 million at December 31, 2011 and 2010, respectively.

In October 2011, our North American Coal segment entered into the second phase of the sale-leaseback arrangement initially executed in December 2010 for the sale of the new longwall plow system at our Pinnacle mine in West Virginia. The first and second phases of the leaseback arrangement are for a period of five years. The 2010 sale-leaseback arrangement was specific to the assets at the time of the agreement and did not include the longwall plow system assets. Both phases of the leaseback arrangement have been accounted for as a capital lease. We recorded assets and liabilities under the capital lease of $75.9 million, reflecting the lower of the present value of the minimum lease payments or the fair value of the asset.

Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2011 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2012	$87.1		$24.2
2013	60.2		23.9
2014	55.2		18.9
2015	44.0		12.0
2016	28.9		7.8
2017 and thereafter	73.4		25.0

Total minimum lease payments	$348.8		$111.8

Amounts representing interest	64.2

Present value of net minimum lease payments	$284.6	(1)

(1)	The total is comprised of $71.8 million and $212.8 million classified as Other current liabilities and Other liabilities, respectively, on the Statements of Consolidated Financial Position at December 31, 2011.

Total minimum capital lease payments of $348.8 million include $161.0 million for our Asia Pacific Iron Ore segment, $105.5 million for our Eastern Canadian Iron Ore Segment, $71.6 million for our North American Coal segment, $9.7 million for our U.S. Iron Ore segment and $1.0 million for our Corporate segment, respectively. Total minimum operating lease payments of $111.8 million include $40.4 million for our U.S. Iron Ore segment, $22.0 million for our Asia Pacific Iron Ore segment, $38.7 million for Corporate and $10.7 million for our Eastern Canadian Iron Ore, North American Coal and Other segments.

NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $235.7 million and $199.1 million at December 31, 2011 and 2010, respectively. Payments in 2011 were $1.9 million compared with $10.6 million in 2010. The following is a summary of the obligations at December 31, 2011 and 2010:

	(In Millions)
	December 31,
	2011	2010
Environmental	$15.5	$13.7
Mine closure
LTVSMC	16.5	17.1
Operating mines:
U.S Iron Ore	74.3	62.7
Eastern Canadian Iron Ore	68.0	49.3
North American Coal	36.3	34.7
Asia Pacific Iron Ore	16.3	15.4
Other	8.8	6.2

Total mine closure	220.2	185.4

Total environmental and mine closure obligations	235.7	199.1
Less current portion	13.7	14.2

Long term environmental and mine closure obligations	$222.0	$184.9

Environmental

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $15.5 million and $13.7 million at December 31, 2011 and 2010, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost only can be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements readily are known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.

As discussed in further detail below, the environmental liability recorded at December 31, 2011 and 2010 primarily is comprised of remediation obligations related to the Rio Tinto mine site in Nevada where we are named as a PRP.

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

The focus of the RTWG has been on development of alternatives for remediation of the mine site. A draft of the alternative studies was reviewed with NDEP, the EPA and the Rio Tinto Trustees, and such alternatives have been reduced to the following: (1) tailings stabilization and long-term water treatment; and (2) removal of the tailings. As of December 31, 2011, the estimated costs of the available remediation alternatives currently range from approximately $10.0 million to $30.5 million in total for all potentially responsible parties. In recognition of the potential for an NRD claim, the parties are actively pursuing a global settlement that would include the EPA and encompass both the remedial action and the NRD issues. We are working to finalize the Consent Decree and the remaining documents. While a global settlement with the EPA has not been finalized, we expect an agreement will be reached in early 2012.

On May 29, 2009, the RTWG entered into a Rio Tinto Mine Site Work and Cost Allocation Agreement (the “Allocation Agreement”) to resolve differences over the allocation of any negotiated remedy. The Allocation Agreement contemplates that the RTWG will enter into an insured fixed-price cleanup or IFC, pursuant to which a contractor would assume responsibility for the implementation and funding of the remedy in exchange for a fixed price. We are obligated to fund 32.5 percent of the IFC. In the event an IFC is not implemented, the RTWG has agreed on allocation percentages in the Allocation Agreement, with Cliffs being committed to fund 32.5 percent of any remedy. We have an environmental liability of $10.0 million and $9.2 million in the Statements of Consolidated Financial Position as of December 31, 2011 and 2010, respectively, related to this issue.

Mine Closure

Our mine closure obligation of $220.2 million and $185.4 million at December 31, 2011 and 2010, respectively, includes our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. The LTVSMC closure liability was $16.5 million and $17.1 million at December 31, 2011 and 2010, respectively.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations most recently in 2011, expect for Asia Pacific Iron Ore, in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. The assessment for Asia Pacific Iron Ore was delayed until 2012 due to new legislation in Australia. For the assessments performed in 2011, we determined the obligations based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), escalated at an assumed 3.5 percent rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate based on the corresponding life of mine. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the years ended December 31, 2011 and 2010:

	(In Millions)
	December 31,
	2011	2010
Asset retirement obligation at beginning of period	$168.3	$103.9
Accretion expense	16.1	13.1
Exchange rate changes	0.1	2.5
Revision in estimated cash flows	5.9	1.0
Payments	(0.7)	(8.4)
Acquired through business combinations	14.0	56.2

Asset retirement obligation at end of period	$203.7	$168.3

NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of CLCC who became employees of the Company through the July 2010 acquisition. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the related Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula.

On October 6, 2008, the USW ratified four-year labor contracts, which replaced the labor agreements that expired on September 1, 2008. The agreements cover approximately 2,400 USW-represented employees at our Empire and Tilden mines in Michigan and our United Taconite and Hibbing mines in Minnesota, or 32 percent of our total workforce. The changes enhanced the minimum pension formula by increasing the benefit dollar multipliers and renewed the lump sum special payments for certain employees retiring in the near future. The changes also included renewal of payments to surviving spouses of certain retirees. These agreements are effective through August 31, 2012.

In addition, we currently provide various levels of retirement health care and OPEB to most full-time employees who meet certain length of service and age requirements (a portion of which are pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. There is an annual limit on our cost for medical coverage under the U.S. salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which the retiree’s benefits commence. For participants at our Northshore operation, the annual limit ranges from $4,020 to $4,500 for coverage prior to age 65, and equals $2,000 for coverage after age 65. Covered participants pay an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. For Northshore participants, the minimum participant cost is a fixed dollar amount. We do not provide OPEB for most U.S. salaried employees hired after January 1, 1993. OPEB are provided through programs administered by insurance companies whose charges are based on benefits paid.

Our North American Coal segment is required under an agreement with the UMWA to pay amounts into the UMWA pension trusts based principally on hours worked by UMWA-represented employees. This agreement covers 810 UMWA-represented employees at our Pinnacle Complex in West Virginia and our Oak Grove mine in Alabama, or 11 percent of our total workforce. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. The plan provides healthcare insurance to orphan UMWA retirees who are not eligible to participate in the UMWA Combined Benefit Fund or the 1992 Benefit Fund or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business. Contributions to the trust were at rates of $6.50, $6.42 and $5.27 per hour worked in 2011, 2010 and 2009, respectively. These amounted to $9.5 million, $10.3 million and $6.1 million in 2011, 2010 and 2009, respectively.

Pursuant to the four-year labor agreements reached with the USW for U.S. employees, effective January 1, 2009, negotiated plan changes removed the cap on our share of future bargaining unit retirees’ healthcare premiums and provided a maximum on the amount retirees will contribute for health care benefits during the term of the respective agreement. The agreements also provide that we and our partners fund an estimated $90 million into bargaining unit pension plans and VEBAs during the term of the agreements.

In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that at least actuarially is equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004 and for periods thereafter reflect amounts associated with the subsidy. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in 2004. The following table summarizes the annual costs related to the retirement plans for 2011, 2010 and 2009:

	(In Millions)
	2011	2010	2009
Defined benefit pension plans	$37.8	$45.6	$50.8
Defined contribution pension plans	5.7	4.2	2.1
Other postretirement benefits	26.8	24.2	25.5

Total	$70.3	$74.0	$78.4

The following tables and information provide additional disclosures for our consolidated plans.

Obligations and Funded Status

The following tables and information provide additional disclosures for the years ended December 31, 2011 and 2010:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2011	2010	2011	2010
Benefit obligations — beginning of year	$1,022.3	$750.8	$440.2	$333.0
Service cost (excluding expenses)	23.6	18.5	11.1	7.5
Interest cost	51.4	52.9	22.3	22.0
Plan amendments	—	3.7	—	—
Actuarial loss	117.3	57.5	36.5	43.6
Benefits paid	(67.3)	(67.0)	(25.5)	(28.2)
Participant contributions	—	—	4.6	6.2
Federal subsidy on benefits paid	—	—	0.9	0.9
Exchange rate gain	(5.9)	10.2	(1.7)	2.9
Acquired through business combinations	—	195.7	—	52.3

Benefit obligations — end of year	$1,141.4	$1,022.3	$488.4	$440.2

Change in plan assets:
Fair value of plan assets — beginning of year	$734.3	$483.4	$174.2	$136.7
Actual return on plan assets	10.8	87.1	1.9	20.1
Participant contributions	—	—	1.6	1.6
Employer contributions	70.1	45.6	23.2	23.7
Asset transfers	—	—	—	—
Benefits paid	(67.3)	(67.0)	(7.4)	(7.9)
Exchange rate gain	(3.8)	8.9	—	—
Acquired through business combinations	—	176.3	—	—

Fair value of plan assets — end of year	$744.1	$734.3	$193.5	$174.2

Funded status at December 31:
Fair value of plan assets	$744.1	$734.3	$193.5	$174.2
Benefit obligations	(1,141.4)	(1,022.3)	(488.4)	(440.2)

Funded status (plan assets less benefit obligations)	$(397.3)	$(288.0)	$(294.9)	$(266.0)

Amount recognized at December 31	$(397.3)	$(288.0)	$(294.9)	$(266.0)

Amounts recognized in Statements of Financial Position:
Current liabilities	$(2.6)	$(3.1)	$(23.8)	$(22.9)
Noncurrent liabilities	(394.7)	(284.9)	(271.1)	(243.1)

Net amount recognized	$(397.3)	$(288.0)	$(294.9)	$(266.0)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$409.1	$269.3	$182.9	$152.3
Prior service cost	18.8	24.2	8.1	11.8
Transition asset	—	—	(3.0)	(5.7)

Net amount recognized	$427.9	$293.5	$188.0	$158.4

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012:
Net actuarial loss	$29.5		$11.4
Prior service cost	3.9		3.0
Transition asset	—		(3.0)

Net amount recognized	$33.4		$11.4

	(In Millions)
	2011
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$289.1	$451.8	$3.2	$—	$744.1	$—	$193.5	$193.5
Benefit obligation	(419.3)	(708.0)	(5.3)	(8.8)	(1,141.4)	(70.7)	(417.7)	(488.4)
Funded status	$(130.2)	$(256.2)	$(2.1)	$(8.8)	$(397.3)	$(70.7)	$(224.2)	$(294.9)

	2010
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$275.3	$456.7	$2.3	$—	$734.3	$—	$174.2	$174.2
Benefit obligation	(373.8)	(635.3)	(4.4)	(8.8)	(1,022.3)	(63.7)	(376.5)	(440.2)
Funded status	$(98.5)	$(178.6)	$(2.1)	$(8.8)	$(288.0)	$(63.7)	$(202.3)	$(266.0)

The accumulated benefit obligation for all defined benefit pension plans was $1,114.7 million and $997.2 million at December 31, 2011 and 2010, respectively. The increase in the accumulated benefit obligation primarily is a result of a decrease in the discount rates and actual asset returns lower than the previously assumed rate.

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$23.6	$18.5	$14.3	$11.1	$7.5	$5.4
Interest cost	51.4	52.9	42.6	22.3	22.0	18.9
Expected return on plan assets	(61.2)	(53.3)	(37.1)	(16.1)	(12.9)	(9.1)
Amortization:
Net asset	—	—	—	(3.0)	(3.0)	(3.0)
Prior service costs (credits)	4.4	4.4	4.2	3.7	1.7	1.8
Net actuarial loss	19.6	23.1	26.8	8.8	8.9	11.5

Net periodic benefit cost	$37.8	$45.6	$50.8	$26.8	$24.2	$25.5
Acquired through business combinations	—	17.7	—	—	2.4	—
Current year actuarial (gain)/loss	165.3	(3.1)	12.1	46.8	34.6	2.2
Amortization of net loss	(19.6)	(23.1)	(26.8)	(8.8)	(8.9)	(11.5)
Current year prior service cost	—	3.7	3.0	—	—	—
Amortization of prior service (cost) credit	(4.4)	(4.4)	(4.2)	(3.7)	(1.7)	(1.8)
Amortization of transition asset	—	—	—	3.0	3.0	3.0

Total recognized in other comprehensive income	$141.3	$(9.2)	$(15.9)	$37.3	$29.4	$(8.1)

Total recognized in net periodic cost and other comprehensive income	$179.1	$36.4	$34.9	$64.1	$53.6	$17.4

Additional Information

	(In Millions)
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Effect of change in mine ownership & noncontrolling interest	$53.3	$49.9	$50.9	$12.5	$10.7	$10.1
Actual return on plan assets	10.8	87.1	63.0	1.9	20.1	27.8

Assumptions

For our U.S. plans, we used a discount rate as of December 31, 2011 of 4.28 percent, compared with a discount rate of 5.11 percent as of December 31, 2010. The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of over 425 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 4.12 percent to 4.43 percent for our plans. Based upon these results, we selected a December 31, 2011 discount rate of 4.28 percent for our plans.

For our Canadian plans, we used a discount rate as of December 31, 2011 of 4.00 percent for the pension plans and 4.25 percent for the other postretirement benefit plans. Similar to the U.S. plans, the Canadian discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of over 225 corporate bonds in the 10th to 90th percentiles. The corporate bonds are either Aa graded, or (for maturities of 10 or more years) A or Aaa graded with an appropriate credit spread adjustment. These bonds are either noncallable or callable with make whole provisions.

Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
U.S. plan discount rate	4.28%	5.11%	4.28%	5.11%
Canadian plan discount rate	4.00	5.00	4.25	5.00
Rate of compensation increase	4.00	4.00	4.00	4.00
U.S. expected return on plan assets	8.25	8.50	8.25	8.50
Canadian expected return on plan assets	7.25	7.50	7.25	7.50

Weighted-average assumptions used to determine net benefit cost for the years 2011, 2010 and 2009 were:

	Pension Benefits				Other Benefits
	2011	2010		2009	2011	2010		2009
U.S. plan discount rate	5.11%	5.66%		6.00%	5.11%	5.66%		6.00%
Canadian plan discount rate	5.00	5.75/5.50	(2)	(1)	5.00	6.00/5.75	(3)	(1)
U.S. expected return on plan assets	8.50	8.50		8.50	8.50	8.50		8.50
Canadian expected return on plan assets	7.50	7.50		(1)	7.50	7.50		(1)
Rate of compensation increase	4.00	4.00		4.00	4.00	4.00		4.00

(1)	The Canadian plans were not consolidated into our pension and OPEB obligations prior to the acquisition of the remaining 73.2 percent interest in Wabush in February 2010.

(2)	5.75% from January 1, 2010 through January 31, 2010, and 5.50% from February 1, 2010 through December 31, 2010.

(3)	6.00% from January 1, 2010 through January 31, 2010, and 5.75% from February 1, 2010 through December 31, 2010.

Assumed health care cost trend rates at December 31 were:

	2011	2010
U.S. plan health care cost trend rate assumed for next year	7.50%	8.00%
Canadian plan health care cost trend rate assumed for next year	8.00	8.50
Ultimate health care cost trend rate	5.00	5.00
U.S. plan year that the ultimate rate is reached	2017	2017
Canadian plan year that the ultimate rate is reached	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$5.7	$(4.4)
Effect on postretirement benefit obligation	60.0	(48.3)

Plan Assets

Our financial objectives with respect to our pension and VEBA plan assets are to fully fund the actuarial accrued liability for each of the plans, to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis.

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

The asset allocation strategy is determined through a detailed analysis of assets and liabilities by plan, which defines the overall risk that is acceptable with regard to the expected level and variability of portfolio returns, surplus (assets compared to liabilities), contributions and pension expense.

The asset allocation review process involves simulating the effect of financial market performance for various asset allocation scenarios and factoring in the current funded status and likely future funded status levels by taking into account expected growth or decline in the contributions over time. The modeling is then adjusted by simulating unexpected changes in inflation and interest rates. The process also includes quantifying the effect of investment performance and simulated changes to future levels of contributions, determining the appropriate asset mix with the highest likelihood of meeting financial objectives and regularly reviewing our asset allocation strategy.

The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2011 and 2010, as well as the 2012 weighted average target asset allocations as of December 31, 2011. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2012 Target Allocation	Percentage of Plan Assets at December 31,		2012 Target Allocation	Percentage of Plan Assets at December 31,
		2011	2010		2011	2010
Equity securities	43.1%	41.7%	42.0%	41.8%	42.0%	44.4%
Fixed income	30.2	31.1	30.6	32.1	33.5	37.4
Hedge funds	13.8	13.5	14.4	14.9	14.6	13.8
Private equity	5.3	5.2	5.0	6.2	4.5	4.3
Structured credit	3.8	6.0	5.4	—	—	—
Real estate	3.8	2.2	2.1	5.0	5.3	—
Cash	—	0.3	0.5	—	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Pension

The fair values of our pension plan assets at December 31, 2011 and 2010 by asset category are as follows:

	(In Millions)
	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$191.1	$—	$—	$191.1
U.S. small/mid-cap	29.2	—	—	29.2
International	90.0	—	—	90.0
Fixed income	231.1	—	—	231.1
Hedge funds	—	—	100.7	100.7
Private equity	8.6	—	30.1	38.7
Structured credit	—	—	44.9	44.9
Real estate	—	—	16.5	16.5
Cash	1.9	—	—	1.9

Total	$551.9	$—	$192.2	$744.1

	(In Millions)
	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$122.4	$—	$—	$122.4
U.S. small/mid-cap	21.7	—	—	21.7
International	164.5	—	—	164.5
Fixed income	224.7	—	—	224.7
Hedge funds	—	—	105.8	105.8
Private equity	11.8	—	25.0	36.8
Structured credit	—	—	39.7	39.7
Real estate	—	—	15.5	15.5
Cash	3.2	—	—	3.2

Total	$548.3	$—	$186.0	$734.3

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

Hedge fund investments in the SEI Opportunity Collective Fund are valued monthly and recorded on a one-month lag; investments in the SEI Special Situations Fund are valued quarterly. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Share repurchases for the SEI Opportunity Collective Fund are available quarterly with notice of 65 business days. For the SEI Special Situations Fund, redemption requests are considered semi-annually subject to notice of 95 days; however, share repurchases are not permitted for a two-year lock-up period following investment, which will expire in April 2012 for the plans’ initial investments.

Private Equity Funds

Private equity funds are alternative investments that represent direct or indirect investments in partnerships, venture funds or a diversified pool of private investment vehicles (fund of funds).

Investment commitments are made in private equity funds of funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. Until commitments are funded, the committed amount is reserved and invested in a selection of public equity mutual funds, including U.S. large-, small- and mid-cap investments and international equity, designed to approximate overall equity market returns. As of December 31, 2011, remaining commitments total $13.0 million, of which $10.5 million is reserved for both our pension and other benefits. Refer to the valuation methodologies for equity securities above for further information.

The valuation of investments in private equity funds of funds initially is performed by the underlying fund managers. In determining the fair value, the fund managers may consider any information that is deemed relevant, which may include: type of security or asset; cost at the date of purchase; size of holding; last trade price; most recent valuation; fundamental analytical data relating to the investment in the security; nature and duration of any restriction on the disposition of the security; evaluation of the factors that influence the market in which the security is purchased or sold; financial statements of the issuer; discount from market value of unrestricted securities of the same class at the time of purchase; special reports prepared by analysts; information as to any transactions or offers with respect to the security; existence of merger proposals or tender offers affecting the security; price and extent of public trading in similar securities of the issuer or compatible companies and other relevant matters; changes in interest rates; observations from financial institutions; domestic or foreign government actions or pronouncements; other recent events; existence of shelf registration for restricted securities; existence of any undertaking to register the security; and other acceptable methods of valuing portfolio securities.

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

Real Estate

The real estate portfolio for the pension plans is an alternative investment comprised of three funds with strategic categories of real estate investments. All real estate holdings are appraised externally at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions of each property are reviewed quarterly by the investment advisor and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The valuation methodology utilized in determining the fair value is consistent with the best practices prevailing within the real estate appraisal and real estate investment management industries, including the Real Estate Information Standards, and standards promulgated by the National Council of Real Estate Investment Fiduciaries, the National Association of Real Estate Investment Fiduciaries, and the National Association of Real Estate Managers. In addition, the investment advisor may cause additional appraisals to be performed. Two of the funds’ fair values are updated monthly, and there is no lag in reported values. Redemption requests for these two funds are considered on a quarterly basis, subject to notice of 45 days.

Effective October 1, 2009, one of the real estate funds began an orderly wind-down over a three to four year period. The decision to wind down the fund primarily was driven by real estate market factors that adversely affected the availability of new investor capital. Third-party appraisals of this fund’s assets were eliminated; however, internal valuation updates for all assets and liabilities of the fund are prepared quarterly. The fund’s asset values are recorded on a one-quarter lag, and current market information is reviewed for any material changes in values at the reporting date. Distributions from sales of properties will be made on pro-rata basis. Repurchase requests will not be honored during the wind-down period.

During 2011, a new real estate fund of funds investment was added for the Empire, Tilden, Hibbing and United Taconite VEBA plans as a result of the asset allocation review process. This fund invests in pooled investment vehicles that in turn invest in commercial real estate properties. Valuations are performed quarterly and financial statements are prepared on a semi-annual basis, with annual audited statements. Asset values for this fund are reported with a one-quarter lag and current market information is reviewed for any material changes in values at the reporting date. In most cases, values are based on valuations reported by underlying fund managers or other independent third-party sources, but the fund has discretion to use other valuation methods, subject to compliance with ERISA. Valuations are typically estimates only and subject to upward or downward revision based on each underlying fund’s annual audit. Withdrawals are permitted on the last business day of each quarter subject to a 65-day prior written notice.

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2011 and 2010:

	(In Millions)
	Year Ended December 31, 2011
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2011	$105.8	$25.0	$39.7	$15.5	$186.0
Actual return on plan assets:
Relating to assets still held at the reporting date	(2.4)	2.6	5.2	1.6	7.0
Relating to assets sold during the period	0.5	3.0	—	0.5	4.0
Purchases	35.8	4.4	—	—	40.2
Sales	(39.0)	(4.9)	—	(1.1)	(45.0)

Ending balance — December 31, 2011	$100.7	$30.1	$44.9	$16.5	$192.2

	(In Millions)
	Year Ended December 31, 2010
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2010	$71.4	$18.2	$39.1	$14.4	$143.1
Acquired through business combination	17.0	—	—	—	17.0
Actual return on plan assets:
Relating to assets still held at the reporting date	2.4	3.4	0.5	1.5	7.8
Relating to assets sold during the period	—	0.1	—	—	0.1
Purchases, sales and settlements	15.0	3.3	0.1	(0.4)	18.0
Transfers in (out) of Level 3	—	—	—	—	—

Ending balance — December 31, 2010	$105.8	$25.0	$39.7	$15.5	$186.0

The expected return on plan assets takes into account historical returns and the weighted average of estimated future long-term returns based on capital market assumptions for each asset category. The expected return is net of investment expenses paid by the plans.

VEBA

Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair values of our other benefit plan assets at December 31, 2011 and 2010 by asset category are as follows:

	(In Millions)
	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$46.5	$—	$—	$46.5
U.S. small/mid-cap	7.9	—	—	7.9
International	26.8	—	—	26.8
Fixed income	64.9	—	—	64.9
Hedge funds	—	—	28.3	28.3
Private equity	1.9	—	6.8	8.7
Real estate	—	—	10.2	10.2
Cash	0.2	—	—	0.2

Total	$148.2	$—	$45.3	$193.5

	(In Millions)
	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$38.5	$—	$—	$38.5
U.S. small/mid-cap	11.7	—	—	11.7
International	27.2	—	—	27.2
Fixed income	65.2	—	—	65.2
Hedge funds	—	—	24.0	24.0
Private equity	2.5	—	4.9	7.4
Cash	0.2	—	—	0.2

Total	$145.3	$—	$28.9	$174.2

Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2011 and 2010:

	(In Millions)
	Year Ended December 31, 2011
	Hedge Funds	Private Equity Funds	Real Estate	Total
Beginning balance — January 1	$24.0	$4.9	$—	$28.9
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.4)	1.4	0.4	1.4
Purchases	7.7	0.9	9.8	18.4
Sales	(3.0)	(0.4)	—	(3.4)

Ending balance — December 31	$28.3	$6.8	$10.2	$45.3

	(In Millions)
	Year Ended December 31, 2010
	Hedge Funds	Private Equity Funds	Total
Beginning balance — January 1	$14.6	$3.1	$17.7
Actual return on plan assets:
Relating to assets still held at the reporting date	0.1	1.0	1.1
Purchases, sales and settlements	9.3	0.8	10.1

Ending balance — December 31	$24.0	$4.9	$28.9

The expected return on plan assets takes into account historical returns and the weighted average of estimated future long-term returns based on capital market assumptions for each asset category. The expected return is net of investment expenses paid by the plans.

Contributions

Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund additional shutdown and early retirement obligations that are not included in the pension obligations. The Company currently has no intention to shutdown, terminate or withdraw from any of its employee benefit plans.

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2010	45.6	17.4	21.1	38.5
2011	70.1	17.4	20.0	37.4
2012 (Expected)*	66.3	17.4	23.8	41.2

*	Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded (no VEBA trusts are 70 percent funded at December 31, 2011).

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.

Contributions by participants to the other benefit plans were $4.6 million and $6.2 million for years ended December 31, 2011 and 2010, respectively.

Estimated Cost for 2012

For 2012, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$54.5
Other postretirement benefits	29.4

Total	$83.9

Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2012	$73.3	$24.8	$1.0	$23.8
2013	76.9	25.8	1.1	24.7
2014	75.0	27.3	1.2	26.1
2015	76.8	28.6	1.3	27.3
2016	77.1	29.5	1.4	28.1
2017-2021	396.4	152.7	9.6	143.1

Other Potential Benefit Obligations

While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2011
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$744.1	$193.5
Benefit obligation	1,141.4	488.4

Underfunded status of plan	$(397.3)	$(294.9)

Additional shutdown and early retirement benefits	$40.0	$19.3

NOTE 11 — STOCK COMPENSATION PLANS

At December 31, 2011, we have two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $15.9 million, $15.5 million and $12.2 million in 2011, 2010 and 2009, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. The total income tax benefit recognized in the Statements of Consolidated Operations for share-based compensation arrangements was $5.6 million, $5.4 million and $4.3 million for 2011, 2010 and 2009, respectively. Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense are classified as financing cash flows. Accordingly, we classified $4.5 million, $3.3 million and $3.5 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Consolidated Cash Flows for the years ended December 31, 2011, 2010 and 2009, respectively.

Employees’ Plans

On May 11, 2010, our shareholders approved and adopted an amendment and restatement of the ICE Plan to increase the authorized number of shares available for issuance under the plan and to provide an annual limitation on the number of shares available to grant to any one participant in any fiscal year of 500,000 common shares. As of December 31, 2011, our ICE Plan authorized up to 11,000,000 of our common shares to be issued as stock options, SARs, restricted shares, restricted share units, retention units, deferred shares and performance shares or performance units. Any of the foregoing awards may be made subject to attainment of performance goals over a performance period of one or more years. Each stock option and SAR will reduce the common shares available under the ICE Plan by one common share. Each other award will reduce the common shares available under the ICE Plan by two common shares. The performance shares and performance share units are intended to meet the requirements of section 162(m) of the Internal Revenue Code for deduction.

For the outstanding plan year agreements, each performance share or performance share unit, if earned, entitles the holder to receive a number of common shares, or cash based on Cliffs’ common share price on the date of vesting, within the range between a threshold and maximum number of shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation Committee of the Board of Directors. The restricted share units and retention units are subject to continued employment, will vest at the end of the performance period for the performance shares and performance share units, or at a different vesting period specified by the Compensation Committee, and are payable in shares or cash for the 2009, 2010 and 2011 plan years at a time determined by the Compensation Committee at its discretion.

The performance share grants vest over a period of three years and are intended to be paid out in common shares. Performance is measured on the basis of two factors: 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow. The final payout for the 2011 to 2013 performance period varies from zero to 200 percent of the original grant, compared to the 2009 and 2010 plan year agreements where the maximum payout is 150 percent of the performance shares awarded.

Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock and retention units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding		Forfeitures (1)	Grant Date	Performance Period
2011	169,632		18,848	March 8, 2011	1/1/2011-12/31/2013
2011	2,090		—	April 14, 2011	1/1/2011-12/31/2013
2011	1,290		—	May 2, 2011	1/1/2011-12/31/2013
2010	209,853		23,317	March 8, 2010	1/1/2010-12/31/2012
2010	12,480	(2)	—	March 8, 2010	1/1/2010-12/31/2012
2010	480		—	April 6, 2010	1/1/2010-12/31/2012
2010	590		—	April 12, 2010	1/1/2010-12/31/2012
2010	2,130		—	April 26, 2010	1/1/2010-12/31/2012
2010	12,080		—	May 3, 2010	1/1/2010-12/31/2012
2010	550		—	June 14, 2010	1/1/2010-12/31/2012
2010	670		—	August 16, 2010	1/1/2010-12/31/2012
2009	372,881		22,089	March 9, 2009	1/1/2009-12/31/2011
2009	3,825		—	August 31, 2009	1/1/2009-12/31/2011
2009	44,673	(2)	—	December 17, 2009	1/1/2009-12/31/2011

(1)	The 2011 and 2010 awards are based on assumed forfeitures. The 2009 awards reflect actual forfeitures.

(2)	Represents the target payout as of December 31, 2011 related to the 67,009 shares awarded on December 17, 2009 and the 18,720 shares awarded on March 8, 2010 based upon the Compensation Committee’s ability to exercise negative discretion. For accounting purposes, a grant date has not yet been determined for these awards.

Throughout 2011, the Committee approved grants under our shareholder-approved ICE Plan for the performance period of 2011 to 2013. A total of 307,940 shares were granted, consisting of performance shares, restricted share units, and restricted stock.

The performance shares awarded under the ICE Plan to the Company’s Chief Executive Officer on December 17, 2009 and March 8, 2010 of 67,009 shares and 18,720 shares, respectively, met the aggregate value-added performance objective under the award terms as of December 31, 2010. The number of shares paid out under these particular awards at the end of each incentive period will be determined by the Compensation Committee based upon the achievement of certain other performance factors evaluated solely at the Compensation Committee’s discretion and may be reduced from the 67,009 shares and 18,720 shares granted.

Based on the Compensation Committee’s ability to exercise negative discretion, the targeted payout for the awards was 44,673 shares and 12,480 shares, respectively, as of December 31, 2011. These other performance factors are in addition to the aggregate value-added performance objective. As a result of this uncertainty, a grant date has not yet been determined for this award for purposes of measuring and recognizing compensation cost.

Nonemployee Directors

The Directors’ Plan authorizes us to issue up to 800,000 common shares to nonemployee Directors. Under the Share Ownership Guidelines in effect for 2011, or Guidelines, a Director is required by the end of five years from date of election or September 1, 2010, whichever is later, to hold common shares with a market value of at least $250,000. If, as of December 1 annually, the nonemployee Director does not meet the Guidelines, the nonemployee Director must take a portion of the annual retainer in common shares with a market value of $24,000 (“Required Retainer”) until such time as the nonemployee Director reaches the ownership required by the Guidelines. Once the nonemployee Director meets the Guidelines, the nonemployee Director may elect to receive the Required Retainer in cash.

The Directors’ Plan also provides for an Annual Equity Grant or Equity Grant. The Equity Grant is awarded at our annual meeting each year to all nonemployee Directors elected or re-elected by the shareholders. The value of the Equity Grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our annual meeting date is divided into the Equity Grant to determine the number of restricted shares awarded. Effective April 1, 2011, nonemployee Directors receive an annual retainer fee of $60,000 and effective May 17, 2011, an annual equity award of $80,000. In July 2009, the Directors’ annual retainer fee was reduced by 10 percent in conjunction with the Company’s compensation reductions across the organization. Such reductions were reinstated to their previous levels effective January 1, 2010. The Directors’ Plan offers the nonemployee Director the opportunity to defer all or a portion of the Directors’ annual retainer, chair retainers, meeting fees, and the Equity Grant into the Directors’ Plan. A Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.

For the last three years, Equity Grant shares have been awarded to elected or re-elected Directors as follows:

Year of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2009	7,788	15,118	2,596
2010	3,963	7,926	1,321
2011	1,850	6,475	1,850

Other Information

We adopted the fair value recognition provisions of ASC 718 effective January 1, 2006 using the modified prospective transition method. The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2011, 2010 and 2009:

	(In Millions, except per share amount)
	2011	2010	2009
Cost of goods sold and operating expenses	$2.7	$2.8	$1.2
Selling, general and administrative expenses	13.2	12.7	11.0
Reduction of operating income from continuing operations before income taxes and equity income (loss) from ventures	15.9	15.5	12.2
Income tax benefit	(5.6)	(5.4)	(4.3)

Reduction of net income attributable to Cliffs shareholders	$10.3	$10.1	$7.9

Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.07	$0.07	$0.06

Diluted	$0.07	$0.07	$0.06

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

The following assumptions were utilized to estimate the fair value for the 2011 performance share grants:

Period (1)	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
First Quarter	$96.70	2.81	94.4%	1.17%	0.58%	$77.90	80.60%
Second Quarter	$93.85	2.81	94.4%	1.17%	0.58%	$75.64	80.60%

(1)	Performance shares were granted during the first quarter of 2011 on March 8, 2011 and during the second quarter of 2011 on April 14, 2011 and May 2, 2011.

The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under the ICE Plan vest over a period of three years.

Stock options, restricted stock, deferred stock allocation and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock options:
Options outstanding at beginning of year	—	—	—	—	2,500	$5.42
Granted during the year	—		—		—
Exercised	—	—	—	—	(2,500)	5.42
Cancelled or expired	—		—		—

Options outstanding at end of year	—	—	—	—	—	—
Options exercisable at end of year	—	—	—	—	—	—
Restricted awards:
Outstanding and restricted at beginning of year	371,712		290,702		315,684
Granted during the year	125,059		133,666		184,904
Vested	(61,330)		(50,156)		(201,486)
Cancelled	(10,275)		(2,500)		(8,400)

Outstanding and restricted at end of year	425,166		371,712		290,702
Performance shares:
Outstanding at beginning of year	843,238		823,393		594,115
Granted during the year (1)	263,816		376,524		555,046
Issued (2)	(215,870)		(343,321)		(312,336)
Forfeited/cancelled	(13,749)		(13,358)		(13,432)

Outstanding at end of year	877,435		843,238		823,393
Vested or expected to vest as of December 31, 2011	833,224
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	2,509		4,596		2,183
Granted during the year	1,815		2,075		4,602
Vested	(1,713)		(4,162)		(2,189)

Outstanding at end of year	2,611		2,509		4,596
Reserved for future grants or awards at end of year:
Employee plans	6,760,871
Directors’ plans	115,189

Total	6,876,060

(1)	The shares granted during the year include 71,956 shares, 114,371 shares and 99,958 shares for each year presented, respectively, related to the 50 percent payout associated with the prior-year pool as actual payout exceeded target.

(2)	For each year presented, the shares vested on December 31, 2010, December 31, 2009 and December 31, 2008, respectively, and were valued on February 14, 2011, February 19, 2010 and February 27, 2009, respectively.

A summary of our outstanding share-based awards as of December 31, 2011 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,217,459	$26.03
Granted	390,690	$88.60
Vested	(278,913)	$42.73
Forfeited/expired	(24,024)	$61.61

Outstanding, end of year	1,305,212	$43.19

The total compensation cost related to outstanding awards not yet recognized is $26.0 million at December 31, 2011. The weighted average remaining period for the awards outstanding at December 31, 2011 is approximately 2.0 years.

NOTE 12 — INCOME TAXES

Income from Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures includes the following components:

	(In Millions)
	2011	2010	2009
United States	$1,506.5	$602.1	$136.6
Foreign	735.0	700.9	159.9

	$2,241.5	$1,303.0	$296.5

The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2011	2010	2009
Current provision (benefit):
United States federal	$246.8	$109.6	$(44.5)
United States state & local	2.8	2.6	3.4
Foreign	237.1	166.1	2.8

	486.7	278.3	(38.3)
Deferred provision (benefit):
United States federal	23.8	61.1	13.2
United States state & local	4.7	5.2	(6.1)
Foreign	(95.1)	(51.1)	53.7

	(66.6)	15.2	60.8

Total provision on continuing operations	$420.1	$293.5	$22.5

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2011	2010	2009
Tax at U.S. statutory rate of 35 percent	$784.5	$456.0	$103.8
Increase (decrease) due to:
Foreign exchange remeasurement	(62.6)	—	—
Non-taxable income related to noncontrolling interests	(63.6)	—	—
Impact of tax law change	—	16.1	—
Percentage depletion in excess of cost depletion	(153.4)	(103.1)	(66.2)
Impact of foreign operations	(49.4)	(89.1)	(44.3)
Legal entity restructuring	—	(87.4)	—
Income not subject to tax	(67.5)	—	—
Non-taxable hedging income	(32.4)	—	—
State taxes, net	7.5	3.1	(2.1)
Manufacturer’s deduction	(11.9)	—	(0.1)
Valuation allowance	49.5	83.3	39.0
Tax uncertainties	17.7	—	—
Other items — net	1.7	14.6	(7.6)

Income tax expense	$420.1	$293.5	$22.5

The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2011	2010	2009
Other comprehensive (income) loss:
Minimum pension/OPEB liability	$(60.2)	$14.0	$(4.7)
Mark-to-market adjustments	(17.7)	1.7	(12.3)

	$(77.9)	$15.7	$(17.0)
Paid in capital — stock based compensation	$(4.6)	$(4.0)	$3.5
Discontinued Operations	$(9.2)	$(1.5)	$(1.7)

Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	(In Millions)
	2011	2010
Deferred tax assets:
Pensions	$154.8	$108.5
Postretirement benefits other than pensions	109.8	92.0
Alternative minimum tax credit carryforwards	228.5	153.4
Capital loss carryforwards	3.8	1.3
Development	—	0.9
Asset retirement obligations	42.9	42.0
Operating loss carryforwards	260.7	134.2
Product inventories	30.1	21.0
Properties	44.8	38.7
Lease liabilities	38.8	36.9
Other liabilities	149.3	85.4

Total deferred tax assets before valuation allowance	1,063.5	714.3
Deferred tax asset valuation allowance	223.9	172.7

Net deferred tax assets	839.6	541.6
Deferred tax liabilities:
Properties	1,345.0	222.6
Investment in ventures	155.9	72.7
Intangible assets	13.5	14.8
Income tax uncertainties	56.7	37.5
Financial derivatives	1.3	11.7
Deferred revenue	—	45.3
Other assets	98.2	58.3

Total deferred tax liabilities	1,670.6	462.9

Net deferred tax (liabilities) assets	$(831.0)	$78.7

The deferred tax amounts are classified in the Statements of Consolidated Financial Position as current or long-term in accordance with the asset or liability to which they relate. Following is a summary:

	(In Millions)
	2011	2010
Deferred tax assets:
United States
Current	$17.7	$2.1
Long-term	162.8	134.5

Total United States	180.5	136.6
Foreign
Current	4.2	—
Long-term	46.7	5.8

Total deferred tax assets	231.4	142.4
Deferred tax liabilities:
Foreign
Long-term	1,062.4	63.7

Total deferred tax liabilities	1,062.4	63.7

Net deferred tax (liabilities) assets	$(831.0)	$78.7

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

At December 31, 2011 and 2010, we had $228.5 million and $153.4 million, respectively, of deferred tax assets related to U.S. alternative minimum tax credits that can be carried forward indefinitely.

We had gross state and foreign net operating loss carry forwards of $147.1 million, and $780.5 million, respectively, at December 31, 2011. We acquired $211.0 million of foreign net operating loss carryforwards as a result of the acquisition of Consolidated Thompson stock in 2011. We had U.S. federal, state and foreign net operating loss carry forwards at December 31, 2010 of $87.6 million, $338.9 million and $234.4 million, respectively. State net operating losses will begin to expire in 2022, and the foreign net operating losses will begin to expire in 2026. We had foreign tax credit carryforwards of $5.8 million at December 31, 2011 and December 31, 2010. The foreign tax credit carryforwards will begin to expire in 2020.

We had a $51.2 million change in the valuation allowance of certain deferred tax assets where management believes that realization of the related deferred tax assets is not more likely than not. Of this amount, $41.1 million increase relates to ordinary losses of certain foreign and state operations for which future utilization is currently uncertain and $10.1 million increase relates to certain foreign assets where tax basis exceeds book basis.

At December 31, 2011 and 2010, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $1.7 billion and $1.0 billion, respectively. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2011	2010	2009
Unrecognized tax benefits balance as of January 1	$79.8	$75.2	$53.7
Increases for tax positions in prior years	42.1	1.9	23.8
Increases for tax positions in current year	29.5	—	2.5
Increase due to foreign exchange	—	0.7	4.7
Settlements	(3.5)	—	(9.1)
Lapses in statutes of limitations	(45.8)	—	(0.4)
Other	—	2.0	—

Unrecognized tax benefits balance as of December 31	$102.1	$79.8	$75.2

At December 31, 2011 and 2010, we had $102.1 million and $79.8 million, respectively, of unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position. During the third quarter of 2011, we recognized a $39.0 million tax benefit for the reduction in the amount of unrecognized tax benefits to reflect the closure of the U.S. federal audit for the years 2007 and 2008. Additionally, we recognized a tax benefit of $5.7 million for previously recorded uncertain tax positions to reflect the expiration of the statute of limitations in a foreign jurisdiction. If the $102.1 million were recognized, the full amount would impact the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months. We recognized potential accrued interest and penalties of $4.1 million and $2.1 million related to unrecognized tax benefits in income tax expense in 2011 and 2010, respectively. At December 31, 2011 and 2010, we had $2.5 million and $11.6 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.

Tax years that remain subject to examination are years 2009 and forward for the U.S., 1993 and forward for Canada, and 2007 and forward for Australia.

NOTE 13 — CAPITAL STOCK

Share Repurchase Plan

On August 15, 2011, our Board of Directors approved a new share repurchase plan that authorized us to purchase up to four million of our outstanding common shares. The new share repurchase plan replaced the previously existing share repurchase plan and allowed for the purchase of common shares from time to time in open market purchases or privately negotiated transactions. During the second half of 2011, all of the common shares were repurchased at a cost of approximately $289.8 million in the aggregate, or an average price of approximately $72.44 per share, thus terminating the plan.

Public Offering

On June 13, 2011, we completed a public offering of our common shares. The total number of shares sold was 10.35 million, comprised of the 9.0 million share offering and the exercise of an underwriters’ over-allotment option to purchase an additional 1.35 million shares. The offering resulted in an increase in the number of our common shares issued and outstanding as of December 31, 2011. We received net proceeds of approximately $854 million at a closing price of $85.63 per share.

Dividends

On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010, and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010, and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011 and December 1, 2011 to shareholders on record as of the close of business on August 15, 2011 and November 18, 2011, respectively.

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

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) within Cliffs shareholders’ equity and related tax effects allocated to each are shown below as of December 31, 2011, 2010 and 2009:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2009:
Postretirement benefit liability	$(451.9)	$132.8	$(319.1)
Foreign currency translation adjustments	163.1	—	163.1
Unrealized net gain on derivative financial instruments	5.7	(1.7)	4.0
Unrealized loss on securities	43.1	(13.7)	29.4

	$(240.0)	$117.4	$(122.6)

As of December 31, 2010:
Postretirement benefit liability	$(452.0)	$146.9	$(305.1)
Foreign currency translation adjustments	329.9	(15.2)	314.7
Unrealized net gain on derivative financial instruments	3.9	(1.2)	2.7
Unrealized gain on securities	46.9	(13.3)	33.6

	$(71.3)	$117.2	$45.9

As of December 31, 2011:
Postretirement benefit liability	$(615.9)	$207.0	$(408.9)
Foreign currency translation adjustments	312.5	—	312.5
Unrealized net gain on derivative financial instruments	1.7	(0.5)	1.2
Unrealized gain on securities	2.5	0.1	2.6

	$(299.2)	$206.6	$(92.6)

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for 2011, 2010 and 2009:

	Postretirement Benefit Liability	Unrealized Net Gain (Loss) on Securities	Foreign Currency Translation	Interest Rate Swap	Net Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2008	$(343.3)	$(0.1)	$(68.6)	$(1.7)	$19.1	$(394.6)
Change during 2009	24.2	29.5	231.7	1.7	(15.1)	272.0

Balance December 31, 2009	(319.1)	29.4	163.1	—	4.0	(122.6)
Change during 2010	14.0	4.2	151.6	—	(1.3)	168.5

Balance December 31, 2010	(305.1)	33.6	314.7	—	2.7	45.9
Change during 2011	(103.8)	(31.0)	(2.2)	—	(1.5)	(138.5)

Balance December 31, 2011	$(408.9)	$2.6	$312.5	$—	$1.2	$(92.6)

NOTE 15 — EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions)
	Year Ended December 31,
	2011	2010	2009
Net income from continuing operations attributable to Cliffs shareholders	$1,637.6	$1,023.0	$208.5
Loss from discontinued operations	(18.5)	(3.1)	(3.4)

Net income attributable to Cliffs shareholders	$1,619.1	$1,019.9	$205.1

Weighted average number of shares:
Basic	140.2	135.3	125.0
Employee stock plans	0.8	0.8	0.8

Diluted	141.0	136.1	125.8

Earnings per common share attributable to Cliffs shareholders — Basic:
Continuing operations	$11.68	$7.56	$1.67
Discontinued operations	(0.13)	(0.02)	(0.03)

	$11.55	$7.54	$1.64

Earnings per common share attributable to Cliffs shareholders — Diluted:
Continuing operations	$11.61	$7.51	$1.66
Discontinued operations	(0.13)	(0.02)	(0.03)

	$11.48	$7.49	$1.63

NOTE 16 — COMMITMENTS AND CONTINGENCIES

We have total contractual obligations and binding commitments of approximately $11.0 billion as of December 31, 2011 compared with $5.7 billion as of December 31, 2010, primarily related to purchase commitments, principal and interest payments on long-term debt, lease obligations, pension and OPEB funding minimums, and mine closure obligations. Such future commitments total approximately $1.4 billion in 2012, $1.0 billion in 2013, $0.6 billion in 2014, $0.9 billion in 2015, $0.6 billion in 2016 and $6.5 billion thereafter.

Purchase Commitments

In 2011, we incurred capital commitments related to the expansion of our Bloom Lake mine. The expansion project requires a capital investment of over $1.3 billion for the expansion of the mine and the mine’s processing capabilities in order to ramp-up production capacity from 8.0 million to 16.0 million metric tons of iron ore concentrate per year. The capital investment also includes the common infrastructure necessary to support the mine’s future production levels. As of December 31, 2011, approximately $445 million of the total capital investment required for the Bloom Lake expansion project has been committed, of which approximately $165 million had been expended during 2011. Of the remaining committed capital, expenditures of approximately $280 million are expected to be made during the 2012.

As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we incurred capital commitments to repair the damage done to the preparation plant and the overland conveyor system. As of December 31, 2011, the project requires a capital investment of approximately $52 million, all of which has been committed. As of December 31, 2011, $46 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $6 million are scheduled to be made during 2012.

In March 2011, we incurred capital commitments related to bringing Lower War Eagle, a high volatile metallurgical coal mine in West Virginia, into production. The project requires a capital investment of approximately $97 million, of which $55 million has been committed as of December 31, 2011. Capital expenditures related to this commitment were approximately $40 million as of December 31, 2011. Of the committed capital, expenditures of approximately $15 million are scheduled to be made during 2012.

In 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million metric tons annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $275 million, of which approximately $259 million has been committed, that will be required to meet the timing of the proposed expansion. As of December 31, 2011, $202 million in capital expenditures had been expended related to this commitment. Of the committed capital, expenditures of $57 million are scheduled to be made during 2012.

In 2011, the rail service provider for one of the rail lines used by our Koolyanobbing operations entered into an agreement to upgrade the existing rail line. The upgrade is being performed to enhance safety and improve functionality of the rail. The improvements include the replacement of 62 miles of rail and associated parts. As a result, our portion of the related purchase commitment is approximately $33 million for replacements and improvements to the rail structure. As of December 31, 2011, our capital expenditures related to this purchase were approximately $25 million. Remaining expenditures of approximately $8 million are expected to be made in 2012.

We incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula in 2010. The expansion project requires a capital investment of approximately $264 million, of which $178 million has been committed as of December 31, 2011, and is expected to allow for production capacity at the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production capacity by an additional two million tons annually. As of December 31, 2011, capital expenditures related to this commitment were approximately $142 million. Of the committed capital, expenditures of approximately $36 million are scheduled to be made during 2012.

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

Environmental Matters

We had environmental liabilities of $15.5 million and $13.7 million at December 31, 2011 and 2010, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 9 — ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Tax Matters

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Refer to NOTE 12 — INCOME TAXES for further information.

NOTE 17 — CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2011, 2010 and 2009 is as follows:

	(In Millions)
	2011	2010	2009
Capital additions	$960.9	$275.8	$168.2
Cash paid for capital expenditures (1)	862.1	209.6	116.3

Difference	$98.8	$66.2	$51.9

Non-cash accruals	$60.1	$8.9	$3.0
Capital leases	38.7	57.3	48.9

Total	$98.8	$66.2	$51.9

(1)	Cash paid for capital expenditures for 2011 and 2010 has been shown net of cash proceeds of $18.6 and $57.3 million, respectively, from the Pinnacle longwall sale- leaseback that was completed in October 2011 and December 2010. The adjustment was necessary in 2011 and 2010 due to the timing of the cash payments i related to the longwall.

Cash payments for interest and income taxes in 2011, 2010 and 2009 are as follows:

	(In Millions)
	2011	2010	2009
Taxes paid on income	$275.3	$208.3	$64.8
Interest paid on debt obligations	175.1	34.2	25.3

Non-cash investing activities as of December 31, 2010 include the issuance of 4.2 million of our common shares valued at $173.1 million as part of the purchase consideration for the acquisition of the remaining interest in Freewest. Non-cash items as of December 31, 2010 also include gains of $38.6 million primarily related to the remeasurement of our previous ownership interest in Freewest and Wabush held prior to each business acquisition. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for further information.

NOTE 18 — RELATED PARTIES

We co-own three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at December 31, 2011:

Mine	Cliffs Natural Resources	ArcelorMittal	U. S. Steel Canada	WISCO
Empire	79.0	21.0	—	—
Tilden	85.0	—	15.0	—
Hibbing	23.0	62.3	14.7	—
Bloom Lake	75.0	—	—	25.0

ArcelorMittal has a unilateral right to put its interest in the Empire Mine to us, but has not exercised this right to date.

Product revenues to related parties were as follows:

	(In Millions)
	2011	2010	2009
Product revenues to related parties	$2,192.4	$1,165.5	$593.8
Total product revenues	6,551.7	4,416.8	2,216.2
Related party product revenue as a percent of total product revenue	33.5%	26.4%	26.8%

Amounts due from related parties recorded in Accounts receivable and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $180.4 million and $52.4 million at December 31, 2011 and 2010, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to minority parties, were $43.0 million at December 31, 2011.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $26.5 million and $32.8 million at December 31, 2011 and 2010, respectively. Of these amounts, $16.5 million and $22.8 million were classified as Other non-current assets at December 31, 2011 and 2010, respectively, with the balances current, over the 12-year life of the supply agreement.

Supply agreements with one of our customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative. Refer to NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 19 — SUBSEQUENT EVENTS

Canadian Dollar Foreign Exchange Contracts

In January 2012, in accordance with our policy, we began to enter into Canadian dollar foreign currency exchange contracts in the form of forward contracts that qualify for hedge accounting. Subsequent to December 31, 2011, we have entered into contracts with a notional amount of approximately C$200 million with varying maturity dates.

We have evaluated subsequent events through the date of financial statement issuance.

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Share Amounts)
	2011
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$1,183.2	$1,805.8	$2,142.8	$1,662.5	$6,794.3
Sales margin	599.5	731.6	861.3	496.2	2,688.6
Net Income from Continuing Operations attributable to Cliffs shareholders	$423.8	$409.8	$618.7	$185.3	$1,637.6
Loss from Discontinued Operations	(0.4)	(0.7)	(17.5)	0.1	(18.5)

Net Income Attributable to Cliffs Shareholders	$423.4	$409.1	$601.2	$185.4	$1,619.1
Earnings per common share attributable to Cliffs shareholders — Basic:
Continuing Operations	$3.12	$2.95	$4.29	$1.30	$11.68
Discontinued Operations	—	(0.01)	(0.12)	—	(0.13)

	$3.12	$2.94	$4.17	$1.30	$11.55

Earnings per common share attributable to Cliffs shareholders — Diluted:
Continuing Operations	$3.11	$2.93	$4.27	$1.30	$11.61
Discontinued Operations	—	(0.01)	(0.12)	—	(0.13)

	$3.11	$2.92	$4.15	$1.30	$11.48

	2010
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$727.7	$1,184.3	$1,346.0	$1,424.1	$4,682.1
Sales margin	150.5	415.2	477.3	483.5	1,526.5
Net Income from Continuing Operations attributable to Cliffs shareholders	$78.0	$261.5	$298.3	$385.2	$1,023.0
Loss from Discontinued Operations	(0.6)	(0.7)	(0.7)	(1.1)	(3.1)

Net Income Attributable to Cliffs Shareholders	$77.4	$260.8	$297.6	$384.1	$1,019.9
Earnings per common share attributable to Cliffs shareholders — Basic:
Continuing Operations	$0.58	$1.93	$2.20	$2.85	$7.56
Discontinued Operations	—	—	(0.01)	(0.01)	(0.02)

	$0.58	$1.93	$2.19	$2.84	$7.54

Earnings per common share attributable to Cliffs shareholders — Diluted:
Continuing Operations	$0.57	$1.92	$2.19	$2.83	$7.51
Discontinued Operations	—	—	(0.01)	(0.01)	(0.02)

	$0.57	$1.92	$2.18	$2.82	$7.49

Immaterial Errors

The accounting for our 79 percent interest in the Empire mine previously was based upon the assessment that the mining venture functions as a captive cost company, supplying product only to the venture partners effectively on a cost basis. Upon the execution of the partnership arrangement in 2002, the underlying notion of the arrangement was for the partnership to provide pellets to the venture partners at an agreed upon rate to cover operating and capital costs. Furthermore, any gains or losses generated by the mining venture throughout the life of the partnership were expected to be minimal and the mine has historically been in a net loss position. The partnership arrangement provides that the venture partners share profits and losses on an ownership percentage basis of 79 percent and 21 percent, with the noncontrolling interest partner limited on the losses produced by the mining venture to its equity interest. Therefore, the noncontrolling interest partner cannot have a negative ownership interest in the mining venture. Under our captive cost company arrangements, the noncontrolling interests’ revenue amounts are stated at an amount that is offset entirely by an equal amount included in Cost of goods sold and operating expenses, resulting in no sales margin attributable to noncontrolling interest participants. In addition, under the Empire partnership arrangement, the noncontrolling interest net losses historically were recorded in the Statements of Unaudited Condensed Consolidated Operations through Cost of goods sold and operating expenses. This was based on the assumption that the partnership would operate in a net liability position, and as mentioned, the noncontrolling partner is limited on the partnership losses that can be allocated to its ownership interest. Due to a change in the partnership pricing arrangement to align with the industry’s shift towards shorter-term pricing arrangements linked to the spot market, the partnership began to generate profits. The change in partnership pricing was a result of the negotiated settlement with ArcelorMittal USA effective beginning for the three months ended March 31, 2011. The modification of the pricing mechanism changed the nature of our cost sharing arrangement, and we determined that we should have been recording a noncontrolling interest adjustment in accordance with ASC 810 in the Statements of Unaudited Condensed Consolidated Operations and in the Statements of Unaudited Condensed Consolidated Financial Position to the extent that the partnership was in a net asset position, beginning in the first quarter of 2011.

In accordance with applicable GAAP, management has quantitatively and qualitatively evaluated the materiality of the error and has determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011 and June 30, 2011, and also immaterial for the quarterly report for the period ended September 30, 2011. Accordingly, all of the resulting adjustments were recorded prospectively in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. The adjustment to record the noncontrolling interest related to the Empire mining venture of $84.0 million, resulted in an increase to Income From Continuing Operations of $16.1 million, as a result of reductions in income tax expenses, and a decrease to Net Income Attributable To Cliffs Shareholders of $67.9 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.47 per common share for the three months ended September 30, 2011, and $0.49 and $0.48 per common share for the nine months ended September 30, 2011. In addition, Retained Earnings was decreased by $67.9 million and Noncontrolling Interest was increased by $84.0 million in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011.

In addition to the noncontrolling interest adjustment, the application of consolidation accounting for the Empire partnership arrangement also resulted in several financial statement line item reclassifications in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. Under the captive cost company accounting, we historically recorded the reimbursements for our venture partners’ cost through Freight and venture partners’ cost reimbursements, with a corresponding offset in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Accordingly, we have reclassified $46.0 million of revenues from Freight and venture partners’ cost reimbursements to Product Revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. We also reclassified $54.1 million related to the ArcelorMittal USA price re-opener settlement recorded during the first quarter of 2011 from Cost of goods sold and operating expenses to Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011.

The impact of the prospective adjustments in the Statements of Unaudited Condensed Consolidated Operations for each of the prior interim periods of 2011 have been included within the table below. The prior period amounts included within the accompanying Consolidated Financial Statements have not been retrospectively adjusted for these impacts due to management’s materiality assessment as discussed above.

	(In Millions, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	March 31, 2011	June 30, 2011	June 30, 2011
Revenues from Product Sales and Services
Product	$54.1	$46.0	$100.1
Freight and venture partners’ cost reimbursements	—	(46.0)	(46.0)

	54.1	—	54.1
Cost of Goods Sold and Operating Expenses	(54.1)	—	(54.1)
Income from Continuing Operations	8.4	7.7	16.1
LESS: Income Attributable to Noncontrolling Interest	45.9	38.1	84.0

Net Income Attributable to Cliffs Shareholders	$(37.5)	$(30.4)	$(67.9)
Earnings per Common Share Attributable to Cliffs Shareholders - Basic and Diluted	$(0.28)	$(0.22)	$(0.49)

Retrospective Adjustments

During the fourth quarter of 2011, we retrospectively recorded adjustments to the Consolidated Thompson purchase price allocation back to the date of acquisition that occurred during the second quarter of 2011. The financial statements for the three and six months ended June 30, 2011 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $0.5 million and an increase to Net Income Attributable to Cliffs Shareholders in the Statements of Unaudited Condensed Consolidated Operations of $1.4 million. The adjustments resulted in an increase to basic and diluted earnings per common share of $0.01 per common share. In addition, the financial statements for the three and nine months ended September 30, 2011 have been retrospectively adjusted, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $2.0 million and $2.5 million, respectively, and an increase to Net Income Attributable to Cliffs Shareholders in the Statements of Unaudited Condensed Consolidated Operations of $11.7 million and $13.1 million, respectively. The adjustments resulted in an increase to basic and diluted earnings per common share of $0.08 per common share for the three months ended September 30, 2011 and an increase to basic and diluted earnings per common share $0.09 per common share for the nine months ended September 30, 2011. Accordingly, such amounts are reflected in the consolidated financial statements as of and for the year ended December 31, 2011. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for additional information.

During the second half of 2010, we retrospectively recorded adjustments to the Wabush purchase price allocation back to the date of acquisition that occurred during the first quarter of 2010. Therefore, the financial statements for the three months ended March 31, 2010 have been retrospectively adjusted for these changes, resulting in a decrease to Income From Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures of $22.0 million and a decrease to Net Income Attributable to Cliffs Shareholders of $16.1 million, respectively, in the Statements of Unaudited Condensed Consolidated Operations. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.12 per common share, respectively. In addition, Retained Earnings in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2010 has been decreased by $16.1 million for the effect of these retrospective adjustments. Accordingly, such amounts are reflected in the consolidated financial statements as of and for the period ended December 31, 2010.

As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our first quarter results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisitions. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $38.0 million on February 1, 2010, resulting in a gain of $25.0 million also being recognized in 2010. Refer to NOTE 4 — ACQUISITIONS AND OTHER INVESTMENTS for additional information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cliffs Natural Resources Inc.

Cleveland, Ohio

We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cliffs Quebec Iron Mining Limited, which was acquired on May 12, 2011 and whose financial statements constitute 51.3 percent of total assets, 8.9 percent of total revenues and 8.9 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Cliffs Quebec Iron Mining Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 16, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cliffs Natural Resources Inc.

Cleveland, Ohio

We have audited the accompanying statements of consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of consolidated operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 16, 2012

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

On May 12, 2011, we completed our acquisition of 75 percent of the iron ore mine and processing facility near Bloom Lake in Quebec, Canada and 100 percent of two additional significant development properties, Lamêlée and Peppler Lake. We have been consolidating these operations through our wholly owned subsidiary known as Cliffs Quebec Iron Mining Limited. As permitted by SEC guidance, we excluded Cliffs Quebec Iron Mining Limited from management’s assessment of internal control over financial reporting as of December 31, 2011. Cliffs Quebec Iron Mining Limited constituted approximately 51.3 percent of total assets, 8.9 percent of total revenues and 8.9 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Cliffs Quebec Iron Mining Limited will be included in management’s assessment of the internal control over financial reporting for the Company as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 16, 2012

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required to be furnished by this Item regarding “Related Stockholder Matters” will be set forth in our definitive Proxy Statement to security holders under the heading “Agreements and Transactions” and is incorporated herein by reference and made part hereof from the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth certain information regarding the following equity compensation plans as of December 31, 2011: the ICE Plan, the MPI Plan, the EMPI Plan, the OPIP Plan, VNQDC Plan and the Directors’ Plan. Only the ICE Plan, the Directors’ Plan and the EMPI Plan have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,182,975	(1)	N/A	6,876,060	(2)
Equity compensation plans not approved by security holders	—		N/A	(3)

(1)	Includes 866,920 performance share awards for which issuance is dependent upon meeting certain performance targets, and 316,055 restricted awards for which issuance is based upon a three-year vesting period.

(2)	Includes 6,760,871 common shares remaining available under the ICE Plan, which authorizes the Compensation Committee to make awards of option rights, restricted shares, deferred shares, performance shares and performance units; and 115,189 common shares remaining available under the Directors’ Plan, which authorizes the award of restricted shares, which we refer to as the annual equity grant, to Directors upon their election or re-election to the Board at the annual meeting and provides (i) that the Directors are required to take $24,000 of the annual retainer in common shares unless they meet the Director share ownership guidelines, and (ii) may take up to 100 percent of their retainer and other fees in common shares.

(3)	The MPI Plan, the OPIP Plan and the VNQDC Plan provide for the issuance of common shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

EMPI and MPI Plan

The MPI Plan provides an opportunity for elected officers and other salaried employees in designated positions to earn annual cash bonuses. At the discretion of the Compensation Committee, bonus payments may be made in cash or shares of company stock or a combination thereof, and restrictions may be placed on the vesting of any stock award. Certain participants in the EMPI and MPI Plans may elect to defer all or a portion of such bonus into the VNQDC Plan. Each year the participants under the EMPI and MPI Plans must make their cash bonus deferral election by December 31st of the year prior to the year in which the bonus is earned. The participants can elect to defer their cash bonus in shares and the amount deferred in shares is eligible for a matching contribution equal to 25 percent. We refer to these exchanged shares as the Management Share Acquisition Program (“MSAP”) or bonus exchange and match. At this time, these participants may also elect to have dividends credited with respect to the bonus exchange shares in a one-time, irrevocable election. The dividends can be credited in additional deferred common shares, deferred in cash or paid out in cash in an in-service compensation distribution. At our discretion, matching contributions may be made in matching shares or restricted shares, and are subject to a five-year vesting schedule. These participants must comply with the employment and non-distribution requirements for the bonus match shares to become vested and nonforfeitable.

Beginning in 2012, we have a new Deferred Compensation Plan that allows for cash deferrals only. Stock deferrals, as well as the 25 percent match, have been eliminated.

The EMPI Plan is intended to provide a competitive annual incentive compensation opportunity to selected senior executive officers based on achievement against key corporate objectives and thereby align actual pay results with the short-term business performance of the Company. The Compensation Committee selects the individual participants for participation in the plan, for each plan year, no later than 90 days after the beginning of the plan year. Awards made under the EMPI Plan are intended to qualify as performance-based compensation. Payment of the award is based on continued employment through the date on which the awards are paid, following certification by the Compensation Committee. If a participant dies, becomes disabled, retires or is terminated without cause after the start of a plan year, the participant will be entitled to a pro-rata award based on the number of days as an active employee before the change in status.

OPIP Plan

The OPIP Plan provides an opportunity for senior mine managers and salaried employees to earn cash bonuses. The purpose of the OPIP Plan is to encourage improvements in areas, such as energy utilization, labor productivity, controllable costs and safety by providing incentive compensation for improvements in these areas. Bonuses earned under the OPIP Plan are determined and paid monthly and annually to the participants. The OPIP Plan recognizes both team and individually based performance by leaving monthly OPIP bonus calculations entirely team based, but incorporating individual performance results into annual bonus calculations. Certain participants may elect to defer all or part of their cash bonuses under the VNQDC Plan and may further elect to have his or her deferred cash bonus credited to an account with deferred common shares. Each year participants under the OPIP Plan must make their bonus exchange shares election, for the four quarters of that year, by December 31st of the year prior to the year in which the monthly and annual bonuses are earned. As with the participants electing bonus exchange shares under the EMPI and MPI Plans, participants under the OPIP Plan electing bonus exchange shares will receive or be credited with restricted bonus match shares in an amount of 25 percent of the bonus exchange shares with the same five-year vesting period.

Beginning in 2012, we have a new Deferred Compensation Plan that allows for cash deferrals only. Stock deferrals, as well as the 25 percent match, have been eliminated.

VNQDC

The VNQDC Plan originally was adopted by the Board of Directors to provide certain management and highly compensated employees of ours or our selected affiliates with the option to defer receipt of a portion of their regular base salary compensation, bonuses under the MPI Plan, the EMPI Plan and the OPIP Plan or performance and restricted shares awarded under the ICE Plan in order to defer taxation of these amounts. Each year the participants must make their deferral election by December 31st of the year prior to the year in which base salary compensation is earned; bonuses before the beginning of the year in which the bonus is earned; and long-term incentives, performance and restricted shares, before the beginning of the final year in which the incentive is earned. In addition, the VNQDC Plan contains the MSAP or bonus exchange and match. The MSAP provides designated management employees with the opportunity to acquire deferred interests in common shares through deferral of their bonuses. The VNQDC Plan also contains the Officer Share Acquisition Program, or OSAP, which permits elected officers who have not met the requirements of the Company’s Share Ownership Guidelines, to invest a specified dollar amount or percentage of their share deferral account in common shares with compensation previously deferred in cash under the VNQDC Plan. However, no participant may elect to invest any such amount or percentage in excess of that needed to enable the participant to satisfy the Company’s Share Ownership Guidelines. When participants in the EMPI and MPI Plans, OPIP Plan, MSAP or OSAP elect to have accounts credited with deferred common shares under the VNQDC Plan, they receive a match equal to 25 percent of the value of the deferred common shares. The matching shares are subject to the same five-year vesting period and employment and non-distribution requirements.

The Board adopted the Cliffs Natural Resources Inc. 2012 Non-Qualified Deferred Compensation Plan effective January 1, 2012. This 2012 plan is designed to be a successor deferred compensation plan for the Company’s VNQDC Plan, as amended. Participants will be permitted to defer up to 50 percent of their annual base salary and up to 100 percent of their annual EMPI and MPI bonuses for a calendar year. The 2012 plan eliminates all share deferrals including the share match, as well as any performance shares and restricted share units from the long-term awards.

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

(a)(1) and (2) — List of Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8 above:

Statements of Consolidated Financial Position — December 31, 2011 and 2010

Statements of Consolidated Operations — Years ended December 31, 2011, 2010 and 2009

Statements of Consolidated Comprehensive Income — Years ended December 31, 2011, 2010 and 2009

Statements of Consolidated Cash Flows — Years ended December 31, 2011, 2010 and 2009

Statements of Consolidated Changes in Equity — Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Cliffs Natural Resources Inc. is included herein in Item 15(d) and attached as Exhibit 99(a):

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) List of Exhibits — Refer to Exhibit Index on pages 191-199, which is incorporated herein by reference.

(c) Exhibits listed in Item 15(a)(3) above are incorporated herein by reference.

(d) The schedule listed above in Item 15(a)(1) and (2) is attached as Exhibit 99(a) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

By:	/s/ TERRANCE M. PARADIE
	Name:	Terrance M. Paradie
	Title:	Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. CARRABBA J. Carrabba	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2012

/s/ L. BRLAS L. Brlas	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 16, 2012

/s/ T. M. PARADIE T. M. Paradie	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 16, 2012

* S. M. Cunningham	Director	February 16, 2012

* B. J. Eldridge	Director	February 16, 2012

* A. R. Gluski	Director	February 16, 2012

* S. M. Green	Director	February 16, 2012

* J. K. Henry	Director	February 16, 2012

* J. F. Kirsch	Director	February 16, 2012

Signatures	Title	Date

* F. R. McAllister	Director	February 16, 2012

* R. Phillips	Director	February 16, 2012

* R. K. Riederer	Director	February 16, 2012

* R. Ross	Director	February 16, 2012

* A. Schwartz	Director	February 16, 2012

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ L. Brlas
(L. Brlas, as Attorney-in-Fact)

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc. (“Cliffs”), file number 1-09844, unless otherwise indicated.

Exhibit Number		Pagination by Sequential Numbering System

Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Arrangement Agreement Between Cliffs Natural Resources Inc. and Consolidated Thompson Iron Mines Limited dated January 11, 2011 (filed as Exhibit 2.1 to Cliffs’ Form 8-K on January 18, 2010 and incorporated herein by reference)	Not Applicable

Articles of Incorporation and By-Laws of Cliffs Natural Resources Inc.

3.1	Second Amended Articles of Incorporation, as amended of Cliffs as filed with the Secretary of State of the State of Ohio on May 25, 2011 (filed as Exhibit 3(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)	Not Applicable

3.2	Regulations of Cleveland-Cliffs Inc.	Filed Herewith

Instruments defining rights of security holders, including indentures

4.1	Form of Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.1 to Form S-3 No. 333-165376 of Cliffs on March 10, 2010 and incorporated herein by reference)	Not Applicable

4.2	Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Form 8-K of Cliffs on March 16, 2010 and incorporated herein by reference)	Not Applicable

4.3	Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Form 8-K of Cliffs on September 17, 2010 and incorporated herein by reference)	Not Applicable

4.4	Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Form 8-K of Cliffs on September 17, 2010 and incorporated herein by reference)	Not Applicable

4.5	Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs’ Form 8-K on March 23, 2011 and incorporated herein by reference)	Not Applicable

4.6	Fifth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)	Not Applicable

4.7	Form of Common Share Certificate	Filed Herewith

4.8	Note Purchase Agreement dated June 25, 2008 by and among Cleveland-Cliffs Inc. and the institutional investors party thereto (filed as Exhibit 4(a) to Cliffs’ Form 8-K on June 30, 2008 and incorporated herein by reference)	Not Applicable

Exhibit Number		Pagination by Sequential Numbering System

Material Contracts

10.1	* Form of Change in Control Severance Agreement (filed as Exhibit 10.1 to Cliffs’ Form 8-K on September 19, 2011 and incorporated herein by reference)	Not Applicable

10.2	* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000)	Filed Herewith

10.3	* Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan (Effective as of January 1, 2005) dated November 11, 2008 (filed as Exhibit 10(a) to Form 8-K of Cliffs on November 14, 2008 and incorporated by reference)	Not Applicable

10.4	* First Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated September 2, 2009 and effective as of January 1, 2009 (filed as Exhibit 10(a) to Form 10-Q of Cliffs on October 30, 2009 and incorporated by reference)	Not Applicable

10.5	* Form of Indemnification Agreement between Cleveland-Cliffs Inc and Directors	Filed Herewith

10.6	* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective on July 1, 1995	Filed Herewith

10.7	* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001	Filed Herewith

10.8	* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated and effective January 14, 2003	Filed Herewith

10.9	* Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Cliffs Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.10	* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements	Filed Herewith

10.11	* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee	Filed Herewith

10.12	* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee	Filed Herewith

10.13	* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.14	* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees	Filed Herewith

*	Indicates management contract or other compensatory arrangement.

Exhibit Number		Pagination by Sequential Numbering System

10.15	* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.16	* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan	Filed Herewith

10.17	* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.18	* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.19	* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.20	* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.21	* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.22	* Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.23	* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan	Filed Herewith

10.24	* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992	Filed Herewith

10.25	* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.26	* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.27	* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed herewith

10.28	* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.29	* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.30	* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors	Filed Herewith

*	Indicates management contract or other compensatory arrangement.

Exhibit Number		Pagination by Sequential Numbering System

10.31	* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.32	* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee	Filed Herewith

10.33	* Third Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(ss) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.34	* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan	Filed Herewith

10.35	* First Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(uu) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.36	* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan	Filed Herewith

10.37	* First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank, N.A. entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period on February 26, 2009 and incorporated herein by reference)	Not Applicable

10.38	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005	Filed Herewith

10.39	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated November 22, 2006	Filed Herewith

10.40	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and William Brake dated April 4, 2007 (filed as Exhibit 10(a) to Cliffs’ Form 8-K on April 10, 2007 and incorporated herein by reference)	Not Applicable

10.41	* Employment Contract by and between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Duncan Price dated May 26, 2011	Filed Herewith

10.42	* Variation of Employment Contract by and between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Duncan Price, dated December 30, 2011	Filed Herewith

10.43	* Employment Contract by and between Cliffs Natural Resources Pty Ltd and Richard Mehan, dated March 10, 2010	Filed Herewith

10.44	* Letter Agreement of Employment by and between Cliffs Natural Resources Inc. and P. Kelly Tompkins, dated March 23, 2010	Filed Herewith

10.45	* Consulting Agreement by and between Cliffs Natural Resources Inc. and William R. Calfee, dated June 7, 2011	Filed Herewith

10.46	* Side Letter Agreement by and between Cliffs Natural Resources Inc. and William R. Calfee, dated June 7, 2011	Filed Herewith

*	Indicates management contract or other compensatory arrangement.

Exhibit Number		Pagination by Sequential Numbering System

10.47	* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective January 1, 2004	Filed Herewith

10.48	* Cleveland-Cliffs Inc Executive Management Performance Incentive Plan adopted July 27, 2007 and effective as of January 1, 2007 (filed as Annex C to the proxy statement of Cliffs on June 15, 2007 and incorporated herein by reference)	Not Applicable

10.49	* First Amendment to Executive Management Performance Incentive Plan dated December 31, 2008 (filed as Exhibit 10(bbb) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.50	* Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of May 11, 2010 (filed as Exhibit 10(a) to the Cliffs’ Form 8-K on May 14, 2010 and incorporated herein by reference)	Not Applicable

10.51	* First Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan dated January 11, 2011 (filed as Exhibit 10(RR) to Cliffs’ Form 10-K for the period ended December 31, 2010 and incorporated herein by reference)	Not Applicable

10.52	* Form of Cliffs Natural Resources Inc. 2007 Participant Grant and Agreement effective March 13, 2007 from the Cleveland-Cliffs Inc 2007 Incentive Equity Plan (filed as Exhibit 10(d) to Cliffs’ Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference)	Not Applicable

10.53	* Form of Cliffs Natural Resources Inc. 2008 Participant Grant and Agreement Under the 2007 Incentive Equity Plan for performance grant period January 1, 2008 through December 31, 2009, effective March 10, 2008 (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference)	Not Applicable

10.54	* Form of Cliffs Natural Resources Inc. 2009 Participant Grant and Agreement Under the 2007 Incentive Equity Plan for performance grant period January 1, 2009 through December 31, 2011	Filed Herewith

10.55	* 2009 Participant Grant Under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective December 17, 2009 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba Under the 2007 Incentive Equity Plan adopted February 16, 2010, and effective December 17, 2009 (filed as Exhibit 10(qqq) to Cliffs’ Form 10-K for the period ended December 31, 2009 and incorporated herein by reference)	Not Applicable

10.56	* Form of Cliffs Natural Resources Inc. 2010 Brazilian Participant Grant and Agreement Under the 2007 Incentive Equity Plan for performance grant period January 1, 2010 through December 31, 2013	Filed Herewith

10.57	* Form of Cliffs Natural Resources Inc. 2010 International Participant Grant Under the 2007 Incentive Equity Plan, for performance grant period January 1, 2010 through December 31, 2012	Filed Herewith

10.58	* Form of Cliffs Natural Resources Inc. 2010 Participant Grant Under the 2007 Incentive Equity Plan, for performance grant period January 1, 2010 through December 31, 2012	Filed Herewith

*	Indicates management contract or other compensatory arrangement.

Exhibit Number		Pagination by Sequential Numbering System

10.59	* Form of Cliffs Natural Resources Inc. 2011 Participant Grant Under the Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)	Not Applicable

10.60	* Form of Cliffs Natural Resources Inc. 2011 Participant Grant (Australia) Under the Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)	Not Applicable

10.61	* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)	Not Applicable

10.62	* Form of Cliffs Natural Resources Restricted Shares Agreement pursuant to the Amended and Restated Cliffs 2007 Incentive Equity Plan between the employee participant and the Company or its Subsidiary	Filed Herewith

10.63	Support Agreement among Cliffs Natural Resources Inc. and Wuhan Iron and Steel (Group) Corporation dated January 11, 2011 (filed as Exhibit 10.1 to Cliffs’ Form 8-K on January 18, 2011 and incorporated herein by reference)	Not Applicable

10.64	** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc.	Filed Herewith

10.65	** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc.	Filed Herewith

10.66	** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor)	Filed Herewith

10.67	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc.	Filed Herewith

10.68	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc.	Filed Herewith

10.69	** Umbrella Agreement between Mittal Steel USA and Cleveland-Cliffs Inc, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, and Cliffs Sales Company amending three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West (Exhibit 10(sss) and 10(ttt) above in this index), Mittal Steel USA-Indiana Harbor East (Exhibit 10(uuu) above in this index), and Mittal Steel USA-Weirton (Exhibit 10(vvv) above in this index), dated as of March 1, 2007 and effective as of April 12, 2006 (filed as Exhibit 10(www) to Cliffs’ Form 10-K for the period ended December 31, 2006 and incorporated herein by reference)	Not Applicable

*	Indicates management contract or other compensatory arrangement.
**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System

10.70	** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc.	Filed Herewith

10.71	** Term Sheet for Amendment and Extension of the Amended and Restated Pellet Sale and Purchase Agreement among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Severstal North America, Inc. (filed as Exhibit 10(d) to Cliffs’ Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference)	Not Applicable

10.72	** Term Sheet for Modification of Certain Terms of the Pellet Sale and Purchase Agreement by and between Cliffs and Severstal dated and effective June 19, 2009 (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference)	Not Applicable

10.73	Amendment to the Amended and Restated Pellet Sale and Purchase Agreement, dated as of February 25, 2011, by and among Severstal North America, Inc. (now known as Severstal Dearborn, LLC), Cliffs Sales Company, The Cleveland-Cliffs Iron Company and Cliffs Mining Company Inc. (filed as Exhibit 10(e) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)	Not Applicable

10.74	** Pellet Sale and Purchase Agreement by and among The Cleveland-Cliffs Iron Company, Cliffs Sales Company, and AK Steel Corporation dated November 10, 2006 and effective January 1, 2007 through December 31, 2013	Filed Herewith

10.75	** 2011 Omnibus Agreement, dated as of April 18, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC, as successor in interest to Ispat Inland Inc., ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.) and Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company) (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)	Not Applicable

10.76	** Settlement Agreement, dated as of April 20, 2011 and effective as of April 1, 2011, by and between Essar Steel Algoma Inc. as successor to Algoma Steel Inc., and The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company (Filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)	Not Applicable

10.77	Bridge Credit Agreement entered into as of March 4, 2011, among Cliffs Natural Resources Inc., JPMorgan Chase Bank N.A., as Administrative Agent, L.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Co-Arrangers and Co-Syndication Agents, and the various lenders from time to time party thereto (filed as Exhibit 10(a) to Cliffs’ Form 8-K filed March 8, 2011 and incorporated herein by reference)	Not Applicable

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number		Pagination by Sequential Numbering System

10.78	Amended and Restated Credit Agreement entered into as of August 11, 2011, among Cliffs, certain foreign subsidiaries of the Company from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Isssuer, JPMorgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., PNC Capital Markets Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the various institutions from time to time party thereto (filed as Exhibit 10(a) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)	Not Applicable

10.79	Term Loan Agreement entered into as of March 4, 2011, among Cliffs, JPMorgan Chase Bank N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Fifth Third Bank, PNC Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Commonwealth Bank of Australia, KeyBank National Association, RBS Citizens, N.A. and U.S. Bank National Association, as Documentation Agents, and the various lenders from time to time party thereto (filed as Exhibit 10(b) to Cliffs’ Form 8-K on March 8, 2011 and incorporated herein by reference)	Not Applicable

10.80	Amendment Agreement to Term Loan entered into as of August 11, 2011, among Cliffs, JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10(b) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)	Not Applicable

12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements	Filed Herewith

21	Subsidiaries of the registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

24	Power of Attorney	Filed Herewith

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of February 16, 2012	Filed Herewith

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas as of February 16, 2012	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 16, 2012	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance and Administration and Chief Financial Officer of Cliffs Natural Resources Inc., as of February 16, 2012	Filed Herewith

95	Mine Safety Disclosures	Filed Herewith

99(a)	Schedule II – Valuation and Qualifying Accounts	Filed Herewith

Exhibit Number		Pagination by Sequential Numbering System

101.INS	*** XBRL Instance Document

101.SCH	*** XBRL Taxonomy Extension Schema Document

101.CAL	*** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*** XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*** XBRL Taxonomy Extension Presentation Linkbase Document

***	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under these sections.