Form 10-Q
period 2012-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2012-04-26
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES  ☐                                         NO  ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 142,479,076 as of April 23, 2012.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

2	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations Three Months Ended March 31, 2012 and 2011

3	Statements of Unaudited Condensed Consolidated Comprehensive Income Three Months Ended March 31, 2012 and 2011

4	Statements of Unaudited Condensed Consolidated Financial Position March 31, 2012 and December 31, 2011

5	Statements of Unaudited Condensed Consolidated Cash Flows Three Months Ended March 31, 2012 and 2011

6	Notes to Unaudited Condensed Consolidated Financial Statements

34	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

55	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

55	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

56	Item 1 – Legal Proceedings

57	Item 1A – Risk Factors

57	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

58	Item 4 – Mine Safety Disclosures

59	Item 6 – Exhibits

59	Signature

60	Exhibit Index

EX-31.1 – Section 302 Certification of Chief Executive Officer

EX-31.2 – Section 302 Certification of Chief Financial Officer

EX-32.1 – Section 906 Certification of Chief Executive Officer

EX-32.2 – Section 906 Certification of Chief Financial Officer

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMIttal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ArcelorMittal USA	ArcelorMittal USA LLC (including many of its North American affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)
ASC	Accounting Standards Codification
ATO	Australian Taxation Office
AusQuest	AusQuest Limited
Bloom Lake	Bloom Lake Iron Ore Mine Limited Partnership
C.F.R.	Cost and Freight
CLCC	Cliffs Logan County Coal LLC
Cliffs Chromite Far North Inc.	Entity previously known as Spider Resources Inc.
Cliffs Chromite Ontario Inc.	Entity previously known as Freewest Resources Canada Inc.
Cockatoo Island	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
Ispat	Ispat Inland Steel Company
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
renewaFUEL	renewaFUEL, LLC (now known as Cliffs Michigan Biomass, LLC)
SEC	United States Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
WISCO	Wuhan Iron and Steel (Group) Corporation
WISCO Canada	Wugang Canada Resources Investment Limited
2012 Equity Plan	Cliffs 2012 Incentive Equity Plan

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2012	2011
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,200.9	$1,133.0
Freight and venture partners’ cost reimbursements	63.8	50.2

	1,264.7	1,183.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(961.2)	(583.7)

SALES MARGIN	303.5	599.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(63.0)	(50.6)
Exploration costs	(18.8)	(10.6)
Miscellaneous - net	9.4	3.8

	(72.4)	(57.4)

OPERATING INCOME	231.1	542.1
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	0.3	56.3
Interest income	2.0	2.5
Interest expense	(47.3)	(38.4)
Other non-operating income	1.5	0.5

	(43.5)	20.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	187.6	563.0
INCOME TAX BENEFIT (EXPENSE)	210.8	(142.2)
EQUITY INCOME (LOSS) FROM VENTURES	(6.9)	3.0

INCOME FROM CONTINUING OPERATIONS	391.5	423.8
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(0.1)	(0.4)

NET INCOME	391.4	423.4
LESS: INCOME ATTRIBUTABLE TO
NONCONTROLLING INTEREST	15.6	-

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$375.8	$423.4

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$2.64	$3.12
Discontinued operations	-	-

	$2.64	$3.12

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$2.63	$3.11
Discontinued operations	-	-

	$2.63	$3.11

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	142,226	135,486
Diluted	142,709	136,191
CASH DIVIDENDS DECLARED PER SHARE	$0.28	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

	(In Millions)
	Three Months Ended March 31,
	2012	2011
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$375.8	$423.4
OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and OPEB liability	6.2	8.7
Unrealized net gain (loss) on marketable securities	2.3	(0.2)
Unrealized net gain on foreign currency translation	10.9	14.6
Unrealized net gain on derivative financial instruments	3.8	1.5

OTHER COMPREHENSIVE INCOME	23.2	24.6

LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1.5)	(0.5)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$397.5	$447.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122.3	$521.6
Accounts receivable	247.2	304.2
Inventories	695.9	475.7
Supplies and other inventories	228.8	216.9
Deferred and refundable taxes	21.8	21.9
Derivative assets	78.8	82.1
Other current assets	192.5	168.3

TOTAL CURRENT ASSETS	1,587.3	1,790.7
PROPERTY, PLANT AND EQUIPMENT, NET	10,766.7	10,524.6

OTHER ASSETS
Investments in ventures	530.9	526.6
Goodwill	1,166.9	1,152.1
Intangible assets, net	143.0	147.0
Deferred income taxes	511.7	209.5
Other non-current assets	186.8	191.2

TOTAL OTHER ASSETS	2,539.3	2,226.4

TOTAL ASSETS	$14,893.3	$14,541.7

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$394.5	$380.3
Accrued expenses	380.6	386.3
Taxes payable	238.0	324.5
Current portion of term loan	87.2	74.8
Deferred revenue	108.6	126.6
Other current liabilities	175.7	200.8

TOTAL CURRENT LIABILITIES	1,384.6	1,493.3
POSTEMPLOYMENT BENEFIT LIABILITIES	635.6	665.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	227.0	222.0
DEFERRED INCOME TAXES	1,143.9	1,062.4
LONG-TERM DEBT	3,583.8	3,608.7
BELOW-MARKET SALES CONTRACTS	113.2	111.8
OTHER LIABILITIES	371.3	338.0

TOTAL LIABILITIES	7,459.4	7,502.0
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS’ EQUITY
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2011 - 400,000,000);
Issued - 149,195,469 shares (2011 - 149,195,469 shares);
Outstanding - 142,487,477 shares (2011 - 142,021,718 shares)	18.5	18.5
Capital in excess of par value of shares	1,755.1	1,770.8
Retained earnings	4,760.3	4,424.3
Cost of 6,707,992 common shares in treasury (2011 - 7,173,751 shares)	(323.0)	(336.0)
Accumulated other comprehensive loss	(70.9)	(92.6)

TOTAL CLIFFS SHAREHOLDERS’ EQUITY	6,140.0	5,785.0

NONCONTROLLING INTEREST	1,293.9	1,254.7

TOTAL EQUITY	7,433.9	7,039.7

TOTAL LIABILITIES AND EQUITY	$14,893.3	$14,541.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Three Months Ended March 31,
	2012	2011
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$391.4	$423.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	117.3	79.8
Derivatives and currency hedges	(9.9)	(42.7)
Equity (income) loss in ventures (net of tax)	6.9	(3.0)
Pensions and other postretirement benefits	(24.8)	-
Deferred income taxes	(248.5)	14.2
Changes in deferred revenue and below-market sales contracts	(23.3)	15.8
Other	(5.7)	(22.6)
Changes in operating assets and liabilities:
Receivables and other assets	(9.5)	(166.7)
Product inventories	(219.0)	(229.5)
Payables and accrued expenses	(103.9)	38.2

Net cash provided (used) by operating activities	(129.0)	106.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(241.1)	(65.7)
Settlements in Canadian dollar foreign exchange contracts	-	28.1
Investments in ventures	(11.2)	(0.1)
Proceeds from sale of assets	0.3	0.3

Net cash used by investing activities	(252.0)	(37.4)
FINANCING ACTIVITIES
Net proceeds from issuance of senior notes	-	699.3
Repayment of term loan	(12.5)	-
Debt issuance costs	-	(31.8)
Cost of Canadian dollar foreign exchange option	-	(22.3)
Contributions by joint ventures	30.0	8.0
Common stock dividends	(39.7)	(19.0)
Other financing activities	1.0	(6.8)

Net cash provided (used) by financing activities	(21.2)	627.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.9	4.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(399.3)	701.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	521.6	1,566.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122.3	$2,267.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

See Note 20 - Cash Flow Information.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income, and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ended December 31, 2012 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations:

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

Intercompany transactions and balances are eliminated upon consolidation.

Also included in our consolidated results are Cliffs Chromite Ontario Inc. and Cliffs Chromite Far North Inc., which have a 100 percent interest in the Black Label and Black Thor chromite deposits and a 72 percent interest in the Big Daddy chromite deposit, all located in Northern Ontario, Canada.

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2012 and December 31, 2011. Parentheses indicate a net liability.

			(In Millions)
Investment	Classification	Interest Percentage	March 31, 2012	December 31, 2011
Amapá	Investments in ventures	30	$492.5	$498.6
AusQuest	Investments in ventures	30	3.5	3.7
Cockatoo	Other liabilities	50	(13.9)	(15.0)
Hibbing	Other liabilities	23	(4.4)	(6.8)
Other	Investments in ventures		34.9	24.3

			$512.6	$504.8

Immaterial Errors

In September 2011, we noted an error in the accounting for the 21 percent noncontrolling interest in the Empire mine. In accordance with applicable GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011 and June 30, 2011 and also immaterial for the quarterly report for the period ended September 30, 2011. Accordingly, all of the resulting adjustments were recorded prospectively in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. The impact of the immaterial error in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 would have resulted in an increase in Income from Continuing Operations of $8.4 million and a decrease in Net Income Attributable to Cliffs Shareholders of $37.5 million or $0.28 to basic and diluted earnings per common share. These adjustments should be considered when comparing the operating results for the three months ended March 31, 2012 to the reported results for the three months ended March 31, 2011, as such adjustments are not reflected in the operating results reported for the three months ended March 31, 2011.

Discontinued Operations

On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. As we continued to successfully grow our core iron ore mining business, the decision to sell our interest in the renewaFUEL operations was made to allow our management focus and allocation of capital resources to be deployed where we believe we can have the most impact for our stakeholders. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition LLC. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We recorded $0.1 million as Loss From Discontinued Operations in the Statements of Unaudited Condensed Consolidated Operations for the period ended March 31, 2012. This compares to losses of $0.4 million for the period ended March 31, 2011.

Reportable Segments

As a result of the acquisition of Consolidated Thompson in May 2011, we revised the number of our operating and reportable segments as determined under ASC 280. Our Company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 – SEGMENT REPORTING reflect this restatement.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC. Due to continued market movement away from historical benchmark prices and the evolution of customer supply agreements to meet the requirements of the market, there have been changes in our significant accounting policies from those disclosed therein. The significant accounting policies requiring updates have been included within the disclosures below.

Revenue Recognition and Cost of Goods Sold and Operating Expenses

U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore

We sell our products pursuant to comprehensive supply agreements negotiated and executed with our customers. Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product is delivered in accordance with F.O.B. terms, title and risk of loss have transferred to the customer in accordance with the specified provisions of each supply agreement and collection of the sales price reasonably is assured. Our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore supply agreements provide that title and risk of loss transfer to the customer either upon loading of the vessel, shipment or, as is the case with some of our U.S. Iron Ore supply agreements, when payment is received. Under certain term supply agreements, we ship the product to ports on the lower Great Lakes or to the customers’ facilities prior to the transfer of title. Our rationale for shipping iron ore products to certain customers and retaining title until payment is received for these products is to minimize credit risk exposure.

Iron ore sales are recorded at a sales price specified in the relevant supply agreements resulting in revenue and a receivable at the time of sale. Upon revenue recognition for provisionally priced sales, a freestanding derivative is created for the difference between the sales price used and expected future settlement price. The derivative, which does not qualify for hedge accounting, is adjusted to fair value through Product revenues as a revenue adjustment each reporting period based upon current market data and forward looking estimates determined by management until the final sales price is determined. The principal risks associated with recognition of sales on a provisional basis include iron ore price fluctuations between the date initially recorded and the date of final settlement. For revenue recognition, we estimate the future settlement rate; however, if significant changes in iron ore prices occur between the provisional pricing date and the final settlement date, it is reasonably possible that we could be required to either return a portion of the sales proceeds received or bill for the additional sales proceeds due based on the provisional sales price. Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers in Freight and venture partners’ cost reimbursements separate from Product revenues. Revenue is recognized on the sale of services when the services are performed.

Costs of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations. Operating expenses within this line item primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset in entirety by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected in the noncontrolling interest participant. As we are responsible for product fulfillment, we retain the risks and rewards of a principal in the transaction and, accordingly, record revenue under these arrangements on a gross basis.

Where we are joint venture participants in the ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced.

Recent Accounting Pronouncements

In May 2011, the FASB amended the guidance on fair value as a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework. The converged fair value framework provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The significant amendments to the fair value measurement guidance and the new disclosure requirements include: (1) the highest and best use and valuation premise for nonfinancial assets; (2) the application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risks; (3) premiums or discounts in fair value measurement; (4) fair value of an instrument classified in a reporting entity’s shareholders’ equity; (5) for Level 3 measurements, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and a narrative description of the sensitivity of the fair value to changes in the unobservable inputs and interrelationships between those inputs; and (6) the level in the fair value hierarchy of items that are not measured at fair value in the Statement of Financial Position but whose fair value must be disclosed. The new guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted the amended guidance beginning in the current period ended as of March 31, 2012. Refer to Note 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 2 – SEGMENT REPORTING

Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our five metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There are no intersegment revenues.

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not reported separately.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended March 31,
	2012		2011
Revenues from product sales and services:
U.S. Iron Ore	$441.7	35%	$510.2	43%
Eastern Canadian Iron Ore	220.7	18%	127.3	11%
North American Coal	189.9	15%	165.0	14%
Asia Pacific Iron Ore	359.8	28%	345.4	29%
Other	52.6	4%	35.3	3%

Total revenues from product sales and services for reportable segments	$1,264.7	100%	$1,183.2	100%

Sales margin:
U.S. Iron Ore	$166.9		$361.3
Eastern Canadian Iron Ore	(14.3)		34.5
North American Coal	14.5		(2.9)
Asia Pacific Iron Ore	125.0		195.8
Other	11.4		10.8

Sales margin	303.5		599.5
Other operating expense	(72.4)		(57.4)
Other income (expense)	(43.5)		20.9

Income from continuing operations before income taxes and equity income (loss) from ventures	$187.6		$563.0

Depreciation, depletion and amortization:
U.S. Iron Ore	$23.2		$17.5
Eastern Canadian Iron Ore	37.9		9.6
North American Coal	20.1		21.6
Asia Pacific Iron Ore	30.0		24.0
Other	6.1		7.1

Total depreciation, depletion and amortization	$117.3		$79.8

Capital additions (1):
U.S. Iron Ore	$34.8		$31.6
Eastern Canadian Iron Ore	130.6		3.5
North American Coal	39.1		27.5
Asia Pacific Iron Ore	109.3		25.3
Other	39.6		3.1

Total capital additions	$353.4		$91.0

(1) Includes capital lease additions and non-cash accruals.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2012	December 31, 2011
Segment Assets:
U.S. Iron Ore	$1,758.9	$1,691.8
Eastern Canadian Iron Ore	8,008.0	7,973.1
North American Coal	1,948.3	1,814.4
Asia Pacific Iron Ore	1,885.5	1,511.2
Other	984.6	1,017.6

Total segment assets	14,585.3	14,008.1
Corporate	308.0	533.6

Total assets	$14,893.3	$14,541.7

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2012 and December 31, 2011:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$9.6	Derivative assets (current)	$5.2	Other current liabilities	$2.5	Other current liabilities	$3.5

Total derivatives designated as hedging instruments under ASC 815		$9.6		$5.2		$2.5		$3.5

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$-	Derivative assets (current)	$2.8		$-		$-
Customer Supply Agreements	Derivative assets (current)	65.1	Derivative assets (current)	72.9		-		-
Provisional Pricing Arrangements	Derivative assets (current)	4.1	Derivative assets (current)	1.2	Other current liabilities	1.1	Other current liabilities	19.5
	Accounts receivable	-	Accounts receivable	83.8		-		-

Total derivatives not designated as hedging instruments under ASC 815		$69.2		$160.7		$1.1		$19.5

Total derivatives		$78.8		$165.9		$3.6		$23.0

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Australian and Canadian Dollar Foreign Exchange Contracts

We are subject to changes in foreign currency exchange rates as a result of our operations in Australia and Canada. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales. The functional currency of our Canadian operations is the U.S. dollar; however the production costs for these operations primarily are incurred in the Canadian dollar.

We use foreign currency exchange derivatives to hedge our foreign currency exposure for a portion of our Australian dollar sales receipts and our Canadian dollar operating costs. For our Australian operations, U.S. currency is converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. For our Canadian operations, U.S. dollars are converted to Canadian dollars at the exchange rate in effect for the period the operating costs are incurred. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and Canadian and U.S. currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates. These instruments are subject to formal documentation, intended to achieve qualifying hedge treatment, and are tested for effectiveness at inception and at least once each reporting period. During the third quarter of 2011, we implemented a global foreign exchange hedging policy to apply to all of our operating segments and our consolidated subsidiaries that engage in foreign exchange risk mitigation. The policy allows for hedging of not more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, occurring only during the fourth quarter of each year, of forecasted net currency exposures that are probable to occur. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

As of March 31, 2012, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $425.0 million and $518.4 million, respectively, in the form of forward contracts with varying maturity dates ranging from April 2012 to March 2013. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $400.0 million as of December 31, 2011. There were no outstanding Canadian foreign currency exchange contracts as of December 31, 2011, as we did not begin entering into Canadian foreign exchange contracts until January 2012.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Unrealized gains of $3.0 million and $0.7 million, respectively, were recorded as of March 31, 2012 related to these Australian and Canadian hedge contracts, based on the Australian to U.S. dollar spot rate of 1.03 and the U.S. dollar to Canadian spot rate of 1.00, respectively, as of March 31, 2012. Unrealized gains of $1.9 million were recorded as of March 31, 2011 related to the Australian dollar hedge contracts, based on the Australian to U.S. dollar spot rate of 1.03 at March 31, 2011. Any ineffectiveness is recognized immediately in income and as of March 31, 2012 and 2011, there was no ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. For the three months ended March 31, 2012, we recorded realized gains of $3.1 million and $0.5 million for these Australian and Canadian hedge contracts, respectively. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that $4.3 million and $0.7 million, respectively, will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments in Accumulated other comprehensive loss and the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 and 2011:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2012	2011		2012	2011
Australian Dollar Foreign Exchange Contracts (hedge designation)	$3.0	$1.9	Product revenue	$3.1	$0.2
Canadian Dollar Foreign Exchange Contracts (hedge designation)	0.7	—	Cost of goods sold and operating expenses	0.5	-
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Product revenue	—	0.2

Total	$3.7	$1.9		$3.6	$0.4

Derivatives Not Designated as Hedging Instruments

Australian Dollar Foreign Exchange Contracts

Effective July 1, 2008, we discontinued hedge accounting for foreign exchange contracts entered into for all outstanding contracts at the time and continued to hold such instruments as economic hedges to manage currency risk as described above. The outstanding non-designated foreign exchange contracts with a notional amount of $15.0 million as of December 31, 2011, matured as of January 2012.

As a result of discontinuing hedge accounting, the instruments were marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net in the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2012, the change in fair value of the foreign currency contracts resulted in a net gain of $0.3 million based on the Australian to U.S. dollar spot rate change until maturity. This compares with the net gain of $4.4 million for the three months ended March 31, 2011 based on the Australian to U.S. dollar spot rate of 1.03 at March 31, 2011. The amounts that previously were recorded as a component of Accumulated other comprehensive loss were reclassified to earnings with a corresponding realized gain or loss recognized in the same period the forecasted transaction affected earnings.

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

During the first quarter of 2011, a swap was executed in order to extend the maturity dates of certain of the forward contracts through the consummation of the Consolidated Thompson acquisition and the repayment of the Consolidated Thompson convertible debentures. The swap and the maturity of the forward contracts resulted in net realized gains of $28.1 million recognized through Changes in fair value of foreign currency contracts, net in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011. For the three months ended March 31, 2011, the change in fair value of these contracts and option resulted in net unrealized gains of $23.5 million based on the Canadian to U.S. dollar spot rate of 1.03 as of March 31, 2011.

Customer Supply Agreements

Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices and changes in specified Producers Price indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $39.2 million and $24.6 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 and 2011, respectively, related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $65.1 million and $72.9 million, respectively, in the March 31, 2012 and December 31, 2011 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms are generally based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $4.1 million as current Derivative assets and $1.1 million as derivative liabilities, included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2012 related to our estimate of final sales price with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales price based on the price calculations established in the supply agreements. As a result, we recognized a net $3.0 million increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 related to these arrangements. There were no amounts recognized related to these arrangements for the three months ended March 31, 2011.

In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms as a result of the elimination of historical benchmark pricing. As a result, we record certain shipments made to our U.S. Iron

Ore and Eastern Canadian Iron Ore customers based on an agreed-upon provisional price with the customer until final settlement on the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three months ended March 31, 2012, we had no shipments to customers under supply agreements in which components of the pricing calculations are still being finalized. We recognized $20.0 million as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 under these pricing provisions for certain shipments to our U.S. Iron Ore and Eastern Canadian Iron Ore customers. At March 31, 2012, we had no Derivative assets, derivative liabilities included in Other current liabilities or Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position recorded related to these arrangements. At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities included in Other current liabilities and $83.8 million Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position recorded related to these arrangements.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 and 2011:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended March 31,
		2012	2011
Foreign Exchange Contracts	Product Revenues	$-	$0.3
Foreign Exchange Contracts	Other Income (Expense)	0.3	56.0
Customer Supply Agreements	Product Revenues	39.2	24.6
Provisional Pricing Arrangements	Product Revenues	3.0	20.0
Total		$42.5	$100.9

Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 – INVENTORIES

The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2012 and December 31, 2011:

	(In Millions)
	March 31, 2012			December 31, 2011
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$250.0	$25.0	$275.0	$100.2	$8.5	$108.7
Eastern Canadian Iron Ore	133.6	45.0	178.6	96.2	43.0	139.2
North American Coal	48.0	115.1	163.1	19.7	110.5	130.2
Asia Pacific Iron Ore	41.6	19.1	60.7	57.2	21.6	78.8
Other	17.2	1.3	18.5	18.0	0.8	18.8

Total	$490.4	$205.5	$695.9	$291.3	$184.4	$475.7

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table indicates the value of each of the major classes of our consolidated depreciable assets as of March 31, 2012 and December 31, 2011:

	(In Millions)
	March 31, 2012	December 31, 2011
Land rights and mineral rights	$7,969.0	$7,918.9
Office and information technology	68.4	67.0
Buildings	138.1	132.2
Mining equipment	1,394.7	1,323.8
Processing equipment	1,505.3	1,441.8
Railroad equipment	203.7	164.3
Electric power facilities	58.0	57.9
Port facilities	96.4	64.1
Interest capitalized during construction	24.8	22.5
Land improvements	30.6	30.4
Other	73.3	43.2
Construction in progress	682.4	615.4

	12,244.7	11,881.5

Allowance for depreciation and depletion	(1,478.0)	(1,356.9)

	$10,766.7	$10,524.6

We recorded depreciation and depletion expense of $111.4 million and $71.7 million in the Statements of Unaudited Condensed Consolidated Operations for the periods ended March 31, 2012 and 2011, respectively.

NOTE 6 – ACQUISITIONS

Acquisitions

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.

Consolidated Thompson

On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt, pursuant to the terms of an arrangement agreement dated as of January 11, 2011. Upon the acquisition: (a) each outstanding Consolidated Thompson common share was acquired for a cash payment of C$17.25; (b) each outstanding option and warrant that was “in the money” was acquired for cancellation for a cash payment of C$17.25 less the exercise price per underlying Consolidated Thompson common share; (c) each outstanding performance share unit was acquired for cancellation for a cash payment of C$17.25; (d) all outstanding Quinto Mining Corporation rights to acquire common shares of Consolidated Thompson were acquired for cancellation for a cash payment of C$17.25 per underlying Consolidated Thompson common share; and (e) certain Consolidated Thompson management contracts were eliminated that contained certain change of control provisions for contingent payments upon termination. The acquisition date fair value of the consideration transferred totaled $4.6 billion. Our full ownership of Consolidated Thompson has been included in the unaudited condensed consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our Eastern Canadian Iron Ore segment.

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

The following table summarizes the consideration paid for Consolidated Thompson and the estimated fair values of the assets and liabilities assumed at the acquisition date. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, deferred taxes, required liabilities to minority parties and goodwill, and the final allocation will be made when completed. We expect to finalize the purchase price allocation for the acquisition of Consolidated Thompson during the second quarter. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

	(In Millions)
	Initial Allocation	Revised Allocation	Change
Consideration
Cash	$4,554.0	$4,554.0	$-

Fair value of total consideration transferred	$4,554.0	$4,554.0	$-

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$130.6	$130.6	$-
Accounts receivable	102.8	102.4	(0.4)
Product inventories	134.2	134.2	-
Other current assets	35.1	35.1	-
Mineral rights	4,450.0	4,825.6	375.6
Property, plant and equipment	1,193.4	1,193.4	-
Intangible assets	2.1	2.1	-

Total identifiable assets acquired	6,048.2	6,423.4	375.2
LIABILITIES:
Accounts payable	(13.6)	(13.6)	-
Accrued liabilities	(130.0)	(123.8)	6.2
Convertible debentures	(335.7)	(335.7)	-
Other current liabilities	(41.8)	(47.9)	(6.1)
Long-term deferred tax liabilities	(831.5)	(1,041.8)	(210.3)
Senior secured notes	(125.0)	(125.0)	-
Capital lease obligations	(70.7)	(70.7)	-
Other long-term liabilities	(25.1)	(32.8)	(7.7)

Total identifiable liabilities assumed	(1,573.4)	(1,791.3)	(217.9)

Total identifiable net assets acquired	4,474.8	4,632.1	157.3
Noncontrolling interest in Bloom Lake	(947.6)	(1,075.4)	(127.8)
Preliminary goodwill	1,026.8	997.3	(29.5)

Total net assets acquired	$4,554.0	$4,554.0	$-

During the first quarter of 2012, we further refined the fair value of the assets acquired and liabilities assumed to the initial purchase price allocation, which was established during the second quarter of 2011, for Consolidated Thompson. The acquisition date fair value was adjusted to record a $16.4 million increase related to pre-acquisition date Quebec mining duties tax. We recorded $6.1 million and $10.3 million as increases to current and long term liabilities, respectively. This resulted in a reduction of our calculated minimum distribution payable to the minority partner by $2.6 million. These adjustments resulted in a net $13.8 million increase to our goodwill during the period. As our fair value estimates remained materially unchanged from December 31, 2011, the immaterial adjustments made to the initial purchase price allocation during the first quarter of 2012 were recorded in the current period.

In the months during 2011 subsequent to the initial purchase price allocation for Consolidated Thompson, we adjusted the fair values of the assets acquired and liabilities assumed. Based on this process, the acquisition date fair value of the Consolidated Thompson mineral rights, deferred tax liability and noncontrolling interest in Bloom Lake were adjusted to $4,825.6 million, $1,041.8 million and $1,075.4 million, respectively, in the revised purchase price allocation during the fourth quarter of 2011. The change in mineral rights was caused by further refinements to the valuation model, most specifically as it related to potential tax structures that have value from a market participant standpoint and the risk premium used in determining the discount rate. The change in the deferred tax liability primarily was a result of the movement in the mineral rights value and obtaining additional detail of the acquired tax basis in the acquired assets and liabilities. Finally, the change in the noncontrolling interest in Bloom Lake was due to the change in mineral rights and a downward adjustment to the discount for lack of control being used in the valuation. A complete comparison of the initial and revised purchase price allocation has been provided in the table above.

The fair value of the noncontrolling interest in the assets acquired and liabilities assumed in Bloom Lake has been allocated proportionately, based upon WISCO’s 25 percent interest in Bloom Lake. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect the noncontrolling interest discount.

The $997.3 million of preliminary goodwill resulting from the acquisition has been assigned to our Eastern Canadian Iron Ore business segment through the Bloom Lake reporting unit. Management believes the preliminary goodwill recognized primarily is attributable to the proximity to our existing Canadian operations and potential for future expansion in Eastern Canada, which will allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the preliminary goodwill is expected to be deductible for income tax purposes. Refer to NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

The following unaudited consolidated pro forma information summarizes the results of operations for the three months ended March 31, 2011, as if the Consolidated Thompson acquisition and the related financing had been completed as of January 1, 2010. The pro forma information gives effect to actual operating results prior to the acquisition. The unaudited consolidated pro forma information does not purport to be indicative of the results that actually would have been obtained if the acquisition of Consolidated Thompson had occurred as of the beginning of the periods presented or that may be obtained in the future.

(In Millions, Except Per Common Share)
Three Months Ended March 31,
2011
REVENUES FROM PRODUCT SALES AND SERVICES	$1,278.8
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$400.1
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$2.95
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$2.94

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the three months ended March 31, 2012 and the year ended December 31, 2011:

	(In Millions)
	March 31, 2012						December 31, 2011 (1)
	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	North American Coal	Asia Pacific Iron Ore	Other	Total
Beginning Balance	$2.0	$986.2	$-	$83.0	$80.9	$1,152.1	$2.0	$3.1	$27.9	$82.6	$80.9	$196.5
Arising in business combinations	-	13.8	-	-	-	13.8	-	983.5	(0.1)	-	-	983.4
Impairment	-	-	-	-	-	-	-	-	(27.8)	-	-	(27.8)
Impact of foreign currency translation	-	-	-	1.0	-	1.0	-	-	-	0.4	-	0.4
Other	-	-	-	-	-	-	-	(0.4)	-	-	-	(0.4)

Ending Balance	$2.0	$1,000.0	$-	$84.0	$80.9	$1,166.9	$2.0	$986.2	$-	$83.0	$80.9	$1,152.1

(1) Represents a 12-Month rollforward of our goodwill by reportable unit at December 31, 2011.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of March 31, 2012 and December 31, 2011:

	Classification	(In Millions)
		March 31, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets:
Permits	Intangible assets, net	$135.1	$(25.2)	$109.9	$134.3	$(23.2)	$111.1
Utility contracts	Intangible assets, net	54.7	(24.1)	30.6	54.7	(21.3)	33.4
Leases	Intangible assets, net	5.5	(3.0)	2.5	5.5	(3.0)	2.5

Total intangible assets		$195.3	$(52.3)	$143.0	$194.5	$(47.5)	$147.0

Below-market sales contracts	Other current liabilities	$(46.0)	$-	$(46.0)	$(77.0)	$24.3	$(52.7)
Below-market sales contracts	Below-market sales contracts	(247.4)	134.2	(113.2)	(252.3)	140.5	(111.8)

Total below-market sales contracts		$(293.4)	$134.2	$(159.2)	$(329.3)	$164.8	$(164.5)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Leases	1.5 - 4.5

Amortization expense relating to intangible assets was $4.8 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. The estimated amortization expense relating to intangible assets for the remainder of 2012 and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2012 (remaining nine months)	$13.5
2013	17.9
2014	17.9
2015	6.0
2016	6.0
2017	6.0

Total	$67.3

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which the remaining lives range from 2 to 5 years. For the three months ended March 31, 2012 and 2011, we recognized $1.9 million and $7.1 million, respectively, in Product revenues related to the below-market sales contracts. The following amounts will be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2012 (remaining nine months)	$44.1
2013	46.0
2014	23.1
2015	23.0
2016	23.0
2017	-

Total	$159.2

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at March 31, 2012 and December 31, 2011:

	(In Millions)
	March 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$-	$-	$-	$-
Derivative assets	-	-	69.2	69.2
International marketable securities	30.6	-	-	30.6
Foreign exchange contracts	-	9.6	-	9.6

Total	$30.6	$9.6	$69.2	$109.4

Liabilities:
Derivative liabilities	$-	$-	$1.1	$1.1
Foreign exchange contracts	-	2.5	-	2.5

Total	$-	$2.5	$1.1	$3.6

	(In Millions)
	December 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$351.2	$-	$-		$351.2
Derivative assets	-	-	157.9	(1)	157.9
International marketable securities	27.1	-	-		27.1
Foreign exchange contracts	-	8.0	-		8.0

Total	$378.3	$8.0	$157.9		$544.2

Liabilities:
Derivative liabilities	$-	$-	$19.5		$19.5
Foreign exchange contracts	-	3.5	-		3.5

Total	$-	$3.5	$19.5		$23.0

(1)

Derivative assets includes $83.8 million classified as Accounts receivable in the Statement of Consolidated Financial Position as of December 31, 2011. Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Financial assets classified in Level 1 at March 31, 2012 and December 31, 2011 include money market funds and available-for-sale marketable securities. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2012 and December 31, 2011, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.

The derivative financial assets classified within Level 3 at March 31, 2012 and December 31, 2011 include a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and mark this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

The Level 3 derivative assets and liabilities at March 31, 2012 also consisted of derivatives related to certain supply agreements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These customer supply agreements specify provisional price calculations, where the pricing mechanisms are generally based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined.

The Level 3 derivative assets and liabilities at December 31, 2011 also consisted of derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms as a result of the elimination of historical benchmark pricing. As a result, we record certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers based on an agreed-upon provisional price with the customer until final settlement on the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three months ended March 31, 2012, we had no shipments to customers under supply agreements in which components of the pricing calculations are still being finalized.

Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at 3/31/12	Balance Sheet Location	Valuation Technique	Unobservable Input	Range (Weighted Average)
Provisional Pricing Arrangement	$4.1	Derivative Assets	Market Approach	Managements Estimate of 62% Fe	$130-$175 ($150)
	$1.1	Other current liabilities
Customer Supply Agreement	$65.1	Derivative Assets	Market Approach	Hot-Rolled Steel Estimate	$700-$750 ($700)

The significant unobservable input used in the fair value measurement of the reporting entity’s provisional pricing arrangements is management’s estimate of 62% Fe price that is determined based upon current market data, including historical seasonality and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair-value measurement, respectively.

The significant unobservable input used in the fair-value measurement of the reporting entity’s customer supply agreements is the future hot-rolled steel price. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.

These significant estimates are determined by a collaboration of our commercial, finance and treasury departments and are reviewed by management.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 or December 31, 2011.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the first quarter of 2012 or 2011. The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended March 31,
	2012	2011
Beginning balance-January 1	$157.9	$45.6
Total gains
Included in earnings	43.3	44.6
Included in other comprehensive income	-	-
Settlements	(132.0)	(22.1)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance - March 31	$69.2	$68.1

Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$43.3	$44.6

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended March 31,
	2012	2011
Beginning balance-January 1	$(19.5)	$-
Total losses
Included in earnings	(1.1)	-
Included in other comprehensive income	-	-
Settlements	19.5	-
Transfers into Level 3	-	-

Ending balance - March 31	$(1.1)	$-

Total losses for the period included in earnings attributable to the change in unrealized losses on assets still held at the reporting date	$(1.1)	$-

Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 and 2011.

The carrying amount and fair value of our long-term receivables and long-term debt at March 31, 2012 and December 31, 2011 were as follows:

		(In Millions)
		March 31, 2012		December 31, 2011
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables:
Customer supplemental payments	Level 2	$22.3	$21.2	$22.3	$20.8
ArcelorMittal USA—Receivable	Level 2	24.8	28.6	26.5	30.7
Other	Level 2	10.8	10.8	10.0	10.0

Total long-term receivables (1)		$57.9	$60.6	$58.8	$61.5

Long-term debt:
Term loan—$1.25 billion	Level 2	$872.2	$872.2	$897.2	$897.2
Senior notes—$700 million	Level 2	699.3	738.7	699.3	726.4
Senior notes—$1.3 billion	Level 2	1,289.2	1,439.1	1,289.2	1,399.4
Senior notes—$400 million	Level 2	398.1	453.6	398.0	448.8
Senior notes—$325 million	Level 2	325.0	353.9	325.0	348.7
Customer borrowings	Level 2	4.6	4.6	5.1	5.1

Total long-term debt		$3,588.4	$3,862.1	$3,613.8	$3,825.6

(1) Includes current portion.

The fair value of the long-term receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.

The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of March 31, 2012, a receivable of $22.3 million had been recorded in Other non-current assets in the Statement of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. The fair value of the receivable of $21.2 million and $20.8 million at March 31, 2012 and December 31, 2011, respectively, is based on a discount rate of 3.30 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $24.8 million and $26.5 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the receivable of $28.6 million and $30.7 million at March 31, 2012 and December 31, 2011, respectively, is based on a discount rate of 2.02 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 — DEBT AND CREDIT FACILITIES for further information.

NOTE 9 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of March 31, 2012 and December 31, 2011:

($ in Millions)
March 31, 2012
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount		Total Long- term Debt
$1.25 Billion Term Loan	Variable	1.37%	2016	959.5	(6)	872.2	(6)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.3	(5)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(4)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.1	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.1	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	-	2016	1,750.0		-	(1)

Total				$5,434.5		$3,583.8

December 31, 2011
Debt Instrument	Type	Average Annual Interest Rate	Final Maturity	Total Face Amount		Total Long-term Debt
$1.25 Billion Term Loan	Variable	1.40%	2016	$972.0	(6)	$897.2	(6)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.3	(5)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(4)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.1	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.0	(2)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	-	2016	1,750.0		-	(1)

Total				$5,447.0		$3,608.7

(1) As of March 31, 2012 and December 31, 2011, no revolving loans were drawn under the credit facility and the principal amount of letter of credit obligations totaled $23.5 million for each period respectively, thereby reducing available borrowing capacity to $1,726.5 million for each period, respectively. As of April 26, 2012, we had direct borrowings on our $1.75 billion credit facility in the amount of $425.0 million for purposes of funding general operations.

(2) As of March 31, 2012 and December 31, 2011, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.9 million and $2.0 million, respectively, based on an imputed interest rate of 5.98 percent.

(3) As of March 31, 2012 and December 31, 2011, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.9 million in each period, respectively, based on an imputed interest rate of 6.38 percent.

(4) As of March 31, 2012 and December 31, 2011, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.9 million in each period, respectively, based on an imputed interest rate of 4.83 percent.

(5) As of March 31, 2012 and December 31, 2011, the $700 million 4.88 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.7 million in each period, respectively, based on an imputed interest rate of 4.89 percent.

(6) As of March 31, 2012 and December 31, 2011, $290.5 and $278.0 million, respectively, had been paid down on the original $1.25 billion term loan and of the remaining term loan $87.2 million and $74.8 million, respectively, was classified as Current portion of term loan. The current classification is based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

The terms of the private placement senior notes, term loan and credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio and (2) interest coverage ratio. As of March 31, 2012 and December 31, 2011, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facilities. The terms of the senior notes due in 2020, 2021 and 2040 contain certain customary covenants; however, there are no financial covenants.

Short-term Facilities

Asia Pacific Iron Ore maintains a bank contingent instrument facility and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$40 million in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of March 31, 2012, the outstanding bank guarantees under this facility totaled A$24.7 million ($25.5 million), thereby reducing borrowing capacity to A$15.3 million ($15.9 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of March 31, 2012 and December 31, 2011, we were in compliance with these financial covenants.

Letters of Credit

In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of March 31, 2012 and December 31, 2011, these letter of credit obligations totaled $95.0 million. All of these standby letters of credit are in addition to the letters of credit provided for under the amended and restated multicurrency credit agreement.

Debt Maturities

Maturities of debt instruments based on the principal amounts outstanding at March 31, 2012, total approximately $62.3 million in 2012, $369.7 million in 2013, $124.6 million in 2014, $428.8 million in 2015, $299.1 million in 2016 and $2.4 billion thereafter.

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $6.3 million for the three months ended March 31, 2012, compared with $5.8 million for the same period in 2011.

Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2012 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2012 (April 1 - December 31)	$61.3		$18.2
2013	72.1		24.0
2014	66.8		19.7
2015	55.5		12.8
2016	40.7		8.7
2017 and thereafter	132.5		29.8

Total minimum lease payments	$428.9		$113.2

Amounts representing interest	107.4

Present value of net minimum lease payments	$321.5	(1)

(1)

The total is comprised of $56.3 million and $265.2 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2012

NOTE 11 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $240.7 million and $235.7 million at March 31, 2012 and December 31, 2011, respectively. The following is a summary of the obligations as of March 31, 2012 and the year ended December 31, 2011:

	(In Millions)
	March 31, 2012	December 31, 2011
Environmental	$15.5	$15.5
Mine closure
LTVSMC	16.7	16.5
Operating mines:
U.S Iron Ore	76.1	74.3
Eastern Canadian Iron Ore	69.8	68.0
North American Coal	36.9	36.3
Asia Pacific Iron Ore	16.7	16.3
Other	9.0	8.8

Total mine closure	225.2	220.2

Total environmental and mine closure obligations	240.7	235.7
Less current portion	13.7	13.7

Long term environmental and mine closure obligations	$227.0	$222.0

Mine Closure

Our mine closure obligations are for our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mines, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2012 and the year ended December 31, 2011:

	(In Millions)
	March 31, 2012	December 31, 2011 (1)
Asset retirement obligation at beginning of period	$203.7	$168.3
Accretion expense	4.5	16.1
Exchange rate changes	0.3	0.1
Revision in estimated cash flows	-	5.9
Payments	-	(0.7)
Acquired through business combinations	-	14.0

Asset retirement obligation at end of period	$208.5	$203.7

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2011.

NOTE 12 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$8.0	$5.8	$3.6	$2.4
Interest cost	12.0	13.6	5.2	5.9
Expected return on plan assets	(14.8)	(15.5)	(4.3)	(4.3)
Amortization:
Prior service costs	1.0	1.2	0.7	0.6
Net actuarial loss	7.4	5.2	2.9	2.9

Net periodic benefit cost	$13.6	$10.3	$8.1	$7.5

We made pension contributions of $14.4 million and $23.8 million for the three months ended March 31, 2012 and 2011, respectively. OPEB contributions were $21.9 million for three months ended March 31, 2012 and 2011.

NOTE 13 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 12, 2012, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder-approved ICE Plan for the performance period 2012-2014. A total of 426,610 shares were granted under the award, consisting of 312,540 performance shares and 114,070 restricted share units.

For the outstanding ICE Plan award agreements, each performance share, if earned, entitles the holder to receive a number of common shares within the range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share grants vest over a period of three years and are intended to be paid out in common shares. Performance for the 2010 to 2012 performance period and 2011 to 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period, as measured against a predetermined peer group of mining and metals companies, and 2) three-year cumulative free cash flow. Performance for the 2012 to 2014 performance period is measured on the basis of relative TSR for the period, as measured against a predetermined peer group of mining and metals companies. The final payout for the 2010 to 2012 performance period will vary from zero to 150 percent. The final payouts for the 2011 to 2013 performance period and the 2012 to 2014 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period for the performance shares, and are payable in common shares at a time determined by the Committee at its discretion.

Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock and retention units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

Our Board of Directors approved the new 2012 Equity Plan on March 13, 2012, and recommended it to our shareholders to approve at the 2012 Annual Meeting of Shareholders. If approved, the 2012 Equity Plan will be effective as of March 13, 2012.

Determination of Fair Value

The fair value of each grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historic and projected stock prices was developed for both the Company and our predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved.

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

The following assumptions were utilized to estimate the fair value for the first quarter 2012 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk- Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 12, 2012	63.62	2.80	56.0%	0.45%	3.93%	77.78	122.26%

The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under the ICE Plan vest over a period of three years.

NOTE 14 – INCOME TAXES

Our tax provision for the three months ended March 31, 2012 was a benefit of $210.8 million. Our tax provision for the same period ended March 31, 2011 was an expense of $142.2 million. The effective tax rate for the first three months of 2012 is approximately a benefit of 112.4 percent, while the effective tax rate for the first three months of 2011 was 25.3 percent. The difference in the effective rate from the prior year primarily is due to the enactment of the MRRT by the Australian federal government. Additionally, the effective rate is impacted by lower pre-tax book income in 2012 over 2011 with similar book to tax differences, and the impact of currency elections on remeasurement of deferred tax assets and liabilities.

Our 2012 estimated annual effective tax rate before discrete items is approximately 23.2 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax, non-taxable income related to noncontrolling interests in partnerships, foreign taxes including MRRT and Quebec Mining Duty and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal in Australia. The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law. The MRRT commencement date is July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. Based on valuations and modeling carried out on each of our Australian projects, we will be liable to pay MRRT over the course of the Koolyanobbing mine life, but not for the Cockatoo Island or Sonoma operations. The financial impact of this MRRT enactment is an increase to the balance of deferred tax assets of $334.6 million. From the results of a recoverability analysis undertaken, a valuation allowance of $19.9 million has also been recorded. The net deferred tax asset of $314.7 million represents the amount of allowance available to us to offset any future MRRT liability. The effect of the MRRT will be to increase our consolidated effective tax rate by approximately 3 percent to 4 percent each year over the life of the mines, which also includes the unwinding of the deferred tax asset.

As of March 31, 2012, our valuation allowance against certain deferred tax assets increased by $51.8 million from December 31, 2011. This increase primarily relates to ordinary losses of certain foreign operations for which future utilization is uncertain and a portion of the MRRT depreciable starting base expected not to be realized.

As of March 31, 2012, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

As of March 31, 2012, we had $78.5 million of unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position. If the $78.5 million were recognized, the full amount would impact the effective tax rate. It is reasonably possible that unrecognized tax benefits will decrease in the range of $27.2 million to $29.5 million within the next 12 months due to expected settlements with the taxing authorities. During the three months ended March 31, 2012, we settled an audit for approximately $23.9 million, which previously was recorded. Additionally, we recorded $0.1 million of interest relating to unrecognized tax benefits during the first quarter of 2012.

Tax years that remain subject to examination are years 2009 and forward for the United States, 2005 and forward for Canada, and 2007 and forward for Australia.

NOTE 15 – CAPITAL STOCK

Dividends

A $0.14 per share cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011 and December 1, 2011 to shareholders on record as of the close of business on August 15, 2011 and November 18, 2011, respectively. Additionally, the increased cash dividend was paid on March 1, 2012 to shareholders on record as of the close of business on February 15, 2012. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend will be payable on June 1, 2012 to shareholders of record on the close of business on April 29, 2012.

NOTE 16 – SHAREHOLDERS’ EQUITY

The following table reflects the changes in shareholders’ equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 75 percent, 85 percent and 79 percent, respectively, for the three months ended March 31, 2012 and March 31, 2011:

	(In Millions)
	Cliffs Shareholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2011	$5,785.0	$1,254.7	$7,039.7
Comprehensive income
Net income	375.8	15.6	391.4
Other comprehensive income	21.7	1.5	23.2

Total comprehensive income	397.5	17.1	414.6
Stock and other incentive plans	(2.8)	-	(2.8)
Common stock dividends	(39.7)	-	(39.7)
Undistributed gains to noncontrolling interest	-	7.8	7.8
Capital contribution by noncontrolling interest to subsidiary	-	22.3	22.3
Acquisition of controlling interest	-	(8.0)	(8.0)

March 31, 2012	$6,140.0	$1,293.9	$7,433.9

	(In Millions)
	Cliffs Shareholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2010	$3,845.9	$(7.2)	$3,838.7
Comprehensive income
Net income	423.4	(0.1)	423.3
Other comprehensive income	24.1	0.5	24.6

Total comprehensive income	447.5	0.4	447.9
Purchase of additional noncontrolling interest	(0.1)	-	(0.1)
Stock and other incentive plans	(1.3)	-	(1.3)
Common stock dividends	(19.0)	-	(19.0)
Purchase of subsidiary shares from noncontrolling interest	-	7.5	7.5
Undistributed gains to noncontrolling interest	-	0.2	0.2

March 31, 2011	$4,273.0	$0.9	$4,273.9

NOTE 17 – RELATED PARTIES

We co-own three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at March 31, 2012:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0	21.0	-	-
Tilden	85.0	-	15.0	-
Hibbing	23.0	62.3	14.7	-
Bloom Lake	75.0	-	-	25.0

ArcelorMittal has a unilateral right to put its interest in the Empire Mine to us, but has not exercised this right to date.

Product revenues to related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2012	2011
Product revenues to related parties	$331.9	$313.6
Total product revenues	1,200.9	1,133.0
Related party product revenue as a percent of total product revenue	27.6%	27.7%

Amounts due from related parties recorded in Accounts receivable and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $129.2 million and $180.4 million at March 31, 2012 and December 31, 2011, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to minority parties, were $31.8 million and $43.0 million at March 31, 2012 and December 31, 2011, respectively.

NOTE 18 – EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions)
	Three Months Ended March 31,
	2012	2011
Net income from continuing operations attributable to Cliffs shareholders	$375.9	$423.8
Loss from discontinued operations	(0.1)	(0.4)

Net income attributable to Cliffs shareholders	$375.8	$423.4

Weighted average number of shares:
Basic	142.2	135.5
Employee stock plans	0.5	0.7

Diluted	142.7	136.2

Earnings per common share attributable to Cliffs shareholders - Basic:
Continuing operations	$2.64	$3.12
Discontinued operations	-	-

	$2.64	$3.12

Earnings per common share attributable to Cliffs shareholders - Diluted:
Continuing operations	$2.63	$3.11
Discontinued operations	-	-

	$2.63	$3.11

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2011, we incurred capital commitments related to the expansion of our Bloom Lake mine. The expansion project requires a capital investment of over $1.3 billion for the expansion of the mine and the mine’s processing capabilities in order to ramp-up production capacity from 8.0 million to 16.0 million metric tons of iron ore concentrate per year. The capital investment also includes the common infrastructure necessary to support the mine’s future production levels. Through March 31, 2012, approximately $601 million of the total capital investment required for the Bloom Lake expansion project has been committed, of which a total of approximately $235 million had been expended. Of the remaining committed capital, expenditures of approximately $366 million are expected to be made during the remainder of 2012 and in 2013.

In March 2011, we incurred capital commitments related to bringing Lower War Eagle, a high-volatile metallurgical coal mine in West Virginia, into production. The project requires a capital investment of approximately $113 million, of which $62 million has been committed as of March 31, 2012. Total capital expenditures related to this commitment were approximately $52 million through March 31, 2012. Of the remaining committed capital, expenditures of approximately $10 million are scheduled to be made during the remainder of 2012.

In 2010, our Board of Directors approved a capital project at our Koolyanobbing Operation in Western Australia. The project is expected to increase the production capacity at the Koolyanobbing Operation to approximately 11 million metric tons annually. The improvements consist of enhancements to the existing rail infrastructure and upgrades to various other existing operational constraints. The expansion project requires a capital investment of approximately $275 million, of which approximately $273 million has been committed through March 31, 2012, that will be required to meet the timing of the proposed expansion. Through March 31, 2012, $225 million in capital expenditures had been expended related to this commitment. Of the remaining committed capital, approximately $16 million is expected to be spent throughout 2012, with the remainder of the committed capital to be financed through capital leases.

In 2011, we entered into an agreement with the rail service provider for one of the rail lines used by our Koolyanobbing operations to upgrade the existing rail line. The upgrade is being performed to enhance safety and improve functionality of the rail. The improvements include the replacement of rail and associated parts. As a result, our portion of the related purchase commitment is approximately $33 million for replacements and improvements to the rail structure. Through March 31, 2012, our capital expenditures related to this purchase were approximately $17 million. Remaining expenditures of approximately $16 million are expected to be made throughout 2013 and 2014.

We incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula in 2010. The expansion project requires a capital investment of approximately $264 million, of which $210 million has been committed as of March 31, 2012, and is expected to allow for production capacity at the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production capacity by an additional two million tons annually. Through March 31, 2012, total capital expenditures related to this commitment were approximately $160 million. Of the committed capital, expenditures of approximately $39 million and $11 million are scheduled to be made during the remainder of 2012 and in 2013, respectively.

Contingencies

Litigation

We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we believe that any pending litigation will not result in a material liability in relation to our unaudited condensed consolidated financial statements.

NOTE 20 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2012 and 2011 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2012	2011
Capital additions	$353.4	$91.0
Cash paid for capital expenditures	241.1	65.7

Difference	$112.3	$25.3

Non-cash accruals	$59.5	$25.3
Capital leases	52.8	-

Total	$112.3	$25.3

NOTE 21 – SUBSEQUENT EVENTS

As of April 26, 2012, we had direct borrowings on our $1.75 billion credit facility in the amount of $425.0 million for purposes of funding general operations.

We have evaluated subsequent events through the date of financial statement issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 as well as other publicly available information.

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

Our 2011 results were driven by increased steel production, higher demand and rising prices, all of which have remained fairly stable into the start of 2012. Global crude steel production, the primary driver of our business, was down approximately two percent from the comparable period in 2011. This included a decrease of approximately one percent in China and an increase of eight percent in the U.S., which are the two largest markets for the Company. China produced approximately 113 million metric tons of crude steel in the first quarter of 2012, representing approximately 53 percent of global production. The world price of iron ore is influenced heavily by international demand, and spot market prices for iron ore have reflected this trend.

Our consolidated revenues for the first three months of 2012 increased to $1.3 billion, with net income from continuing operations per diluted share of $2.63. This compares with revenues of $1.2 billion and net income from continuing operations per diluted share of $3.11 for the first three months of 2011. Revenues during the first three months of 2012 were impacted by higher iron ore concentrate sales volumes at our Eastern Canadian Iron Ore operating segment that were made available through our acquisition of Consolidated Thompson during the second quarter of 2011. Our net income from continuing operations also was impacted during the first quarter of 2012 by discrete tax items; primarily due to the enactment of the MRRT in Australia. Although demands for our steelmaking raw materials have remained strong, we experienced a decrease in market pricing during the first quarter of 2012 in comparison to the historically high prices of 2011.

Results in the first three months of 2012 reflect strong production and sales at our operations around the world offset by increased costs and a decrease in pricing for our products compared to the first three months of 2011. Our strong cash flow generation and positive outlook for our business allow us to continue our focus on investments in our assets, which enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with the increased ability to return cash to shareholders. We also continued to align our balance sheet and enhance our financial flexibility to achieve our long-term financial growth goals and objectives.

Growth Strategy and Strategic Transactions

Through a number of strategic acquisitions executed over recent years, we have significantly increased our portfolio of assets including our production profile and growth project pipeline. In 2012, we are committed to executing our announced organic expansion plans with a focus on driving top-quartile TSR. Our new capital allocation strategy is designed to prioritize all potential uses of future cash flows in a manner that is most meaningful for shareholders. While we plan on using future cash flows to reduce debt over time, we also intend on deploying capital to finance organic growth projects and dividend distributions. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to executing our strategic initiatives.

As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we intend to shift our strategy from a merger and acquisition-based strategy to one that focuses on organic growth and expansion initiatives. As such, in January 2012, our Board of Directors approved the additional capital investment for Bloom Lake’s Phase II expansion, which is expected to increase the annual production rate to 16.0 million metric tons of iron ore concentrate. We also own two additional development properties, Lamêlée and Peppler Lake, in Quebec that could potentially allow us to leverage parts of our existing infrastructure to supply additional iron ore into the seaborne market.

Our Chromite Project, located in Northern Ontario, is currently in the pre-feasibility stage of development, where we are evaluating realistic options for the mining, processing and transportation of future products from this asset. In addition to this large greenfield project, we expect to achieve additional growth through early involvement in exploration and development activities by partnering with junior mining companies. This potentially provides us low-cost entry points to significantly increase our reserve base and growth production profile.

In March 2012, the Board of Directors announced the approval of a 123 percent increase to our quarterly cash dividend rate to $0.625, from the previous quarterly rate of $0.28. This meaningful increase reinforces our belief in our ability to generate future cash flow and management’s commitment to driving top-quartile TSR.

Segments

As a result of the acquisition of Consolidated Thompson in the second quarter of 2011, we revised the number of our operating and reportable segments in 2011 as determined under ASC 280. Our Company’s primary operations are organized and managed according to product category and geographic location and now include: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. Our historical presentation of segment information consisted of three reportable segments: North American Iron Ore, North American Coal and Asia Pacific Iron Ore. Our restated presentation consists of four reportable segments: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal and Asia Pacific Iron Ore. The amounts disclosed in NOTE 2 — SEGMENT REPORTING reflects this restatement.

Results of Operations – Consolidated

2012 Compared to 2011

The following is a summary of our consolidated results of operations for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended March 31,
	2012	2011	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,264.7	$1,183.2	$81.5
Cost of goods sold and operating expenses	(961.2)	(583.7)	(377.5)

Sales Margin	$303.5	$599.5	$(296.0)

Sales Margin %	24.0%	50.7%	(26.7)%

Revenue from Product Sales and Services

Sales revenue for the first three months of 2012 increased $81.5 million, or 6.9 percent from the comparable period in 2011. The increase in sales revenue was due to higher sales volumes at our Eastern Canadian Iron Ore operating segment offset partially by lower revenues in 2012 at our U.S. Iron Ore operating segment primarily due to the recording of non-recurring negotiated settlements in 2011. Compared to the first three months of 2011, sales volumes increased 171.4 percent at our Eastern Canadian Iron Ore operating segment in the first quarter of 2012 due to increased sales of iron ore concentrate made available through our acquisition of Consolidated Thompson during the second quarter of 2011. Also, an additional $105.1 million of revenue was recognized at our U.S. Iron Ore operating segment during the first quarter of 2011 related to the negotiated settlement we reached with ArcelorMittal USA in April 2011 with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010. In addition and as part of the negotiated settlement with ArcelorMittal USA, we recognized $34.7 million of revenue related to 2011 pellet nominations in the first quarter of 2011.

Revenues in the first three months of 2011 also included the impact of $20.0 million related to the finalization of pricing on sales for Algoma’s 2010 pellet nomination that occurred during the first half of 2011.

Higher sales volumes at our U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore and North American Coal operating segments contributed to the increase in our consolidated revenue for the first three months of 2012 offset by the lower market pricing in the first quarter of 2012 compared to the same prior year period. Our realized sales price for our U.S. Iron Ore operations during the first three months of 2012 was an average decrease per ton of 29.4 percent compared to the same period of 2011, or a decrease per ton of 9.1 percent excluding the impact of the arbitration settlement with ArcelorMittal USA. The realized sales price for our Eastern Canadian Iron Ore operations was on average a 32.9 percent decrease per metric ton for the three months ended March 31, 2012, over the comparable prior year period in 2011. The decrease in our realized price for the three months ended March 31, 2012 at our Asia Pacific Iron Ore operating segment was on average a 13.0 percent and 22.5 percent decrease for lump and fines, respectively, over the comparable prior year period. Our realized price for the three months ended March 31, 2012 at our North American Coal operating segment was on average a 5.9 percent decrease, 2.3 percent increase and 7.1 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses for the three months ended March 31, 2012 was $961.2 million, an increase of $377.5 million, or 64.7 percent over the comparable prior year period. The increase primarily was attributable to higher sales volumes at our Eastern Canadian Iron Ore operations as a result of the acquisition of Consolidated Thompson in May of 2011. The increase in the sales volumes at Eastern Canadian Iron Ore, due to the acquisition, resulted in $168.5 million of additional costs in the first three months of 2012. Cost of goods sold and operating expenses for the first three months of 2012 also were impacted by sales volume increases of $39.9 million, $37.2 million and $12.8 million, respectively, at our U.S. Iron Ore, Asia Pacific Iron Ore and North American Coal segments. In addition, costs were impacted negatively during the first three months of 2012 by $37.0 million and $11.0 million as a result of unfavorable mining costs and foreign exchange rates, respectively, at our Asia Pacific Iron Ore segment when compared to the same period in 2011. During the first three months of 2011, cost of goods sold and operating expenses were impacted by the non-recurring ArcelorMittal USA price re-opener settlement. The settlement resulted in cost-decreases of $54.1 million, which represented the cost reimbursements that we realized under cost sharing arrangements with ArcelorMittal USA. See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended March 31,
	2012	2011	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(63.0)	$(50.6)	$(12.4)
Exploration costs	(18.8)	(10.6)	(8.2)
Miscellaneous - net	9.4	3.8	5.6

	$(72.4)	$(57.4)	$(15.0)

Selling, general and administrative expenses in the first quarter of 2012 increased $12.4 million over the same period in 2011. The increase primarily was due to additional selling, general and administrative expenses of $6.4 million related to our Montreal office and service activities associated with our Bloom Lake operations, which we acquired in May 2011. The first quarter of 2012 also was impacted by $2.9 million of higher technology, utility costs and office-related expenses, as well as $1.0 million of additional employee business expenses.

The increase in Exploration costs of $8.2 million for the three months ended March 31, 2012 over the same period in 2011 primarily was due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $4.4 million in the first three months of 2012 over the same period in 2011 related to our involvement in exploration activities, as the group focuses on identifying mineral resources for future development or projects that are intended to add significant value to existing operations. The increase at our Ferroalloys operating segment primarily were comprised of increases in environmental and engineering costs and other pre-feasibility costs related to the Chromite Project in the period of $3.8 million.

Miscellaneous – net income increased $5.6 million for the three months ended March 31, 2012 over the comparable prior year period. The increase primarily was attributable to $3.8 million related to a settlement with an U.S. Iron Ore drill manufacturer from an incident in 2007 and $3.0 million of insurance recoveries during the first three months of 2012 related to the tornado damage at our Oak Grove mine in April 2011.

Other Income (Expense)

Following is a summary of other income (expense) for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended March 31,
	2012	2011	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$0.3	56.3	$(56.0)
Interest income	2.0	2.5	(0.5)
Interest expense	(47.3)	(38.4)	(8.9)
Other non-operating income (expense)	1.5	0.5	1.0

	$(43.5)	$20.9	$(64.4)

During the first quarter of 2011, the impact of changes in the fair value of our foreign currency contracts held as economic hedges primarily was due to fluctuations in foreign currency exchange rates. The favorable changes in fair value of our Canadian dollar foreign currency contracts and option of $23.5 million in the first quarter of 2011 relate to the Canadian to U.S. dollar spot rate of C$1.03 as of March 31, 2011, which increased from the weighted average exchange rate for the outstanding contracts and options of C$0.98 as of the end of the first quarter of 2011. In addition, a swap was executed in March 2011 in order to roll the maturity dates of the exchange rate contracts from March 2011 to April 2011 that resulted in net realized gains of $28.1 million for the first three months of 2011.

The increase in interest expense in the first three months of 2012 compared with the same period in 2011 is attributable to higher debt levels to support acquisition activity that occurred in prior periods. This includes the $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches: a $700 million 10-year tranche at a 4.88 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we borrowed $1.25 billion under the five-year term loan and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The weighted average annual interest rate under the term loan was 1.37 percent from the borrowing date through March 31, 2012. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by recurring items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Income tax (benefit) expense	$(210.8)	$142.2
Effective tax rate	(112.4)%	25.3%

A reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
U.S. statutory rate	35.0%	35.0%
Increases/(Decreases) due to:
Non-taxable income related to noncontrolling interests	(1.8)	-
Percentage depletion	(5.3)	(6.5)
Impact of foreign operations	(0.6)	(2.0)
Income not subject to tax	(5.2)	-
State taxes	0.4	0.1
Manufacturer’s deduction	(0.8)	(0.6)
Valuation allowance	1.5	0.8
Other items - net	0.2	0.3

Effective income tax rate before discrete items	23.4	27.1
Discrete items	(135.8)	(1.8)

Effective income tax rate including discrete items	(112.4)%	25.3%

Our tax provision for the three months ended March 31, 2012 was a benefit of $210.8 million, and a negative 112.4 percent effective tax rate compared with expense of $142.2 million and a 25.3 percent effective tax rate for the comparable prior year period. The difference in the effective rate from the prior year is primarily due to the enactment of the MRRT by the Australian federal government. Additionally, the effective rate is impacted by lower pre-tax book income in 2012 over 2011 with similar book to tax differences, and the impact of currency elections on remeasurement of deferred tax assets and liabilities.

Discrete items as of March 31, 2012 relate primarily to the enactment of the MRRT by the Australian federal government and the impact of currency elections on remeasurement of deferred tax assets and liabilities. Discrete items as of March 31, 2011 related to 2010 U.S. and foreign provisions recognized in the first quarter of 2011 and interest related to the unrecognized tax benefits.

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal in Australia. The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law. The MRRT commencement date is July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. Based on valuations and modeling carried out on each of our Australian projects, we will be liable to pay MRRT over the course of the Koolyanobbing mine life, but not for the Cockatoo Island or Sonoma operations.

The valuation performed to determine the MRRT depreciable starting base was calculated using the same assumptions and methodologies that the Company has consistently and broadly adopted for all strategic and financial activities including corporate transactions, pricing analysis, impairment testing and corporate strategic planning, including the Company’s internally-developed view of future pricing. The calculation, and ultimately the future benefit, is subject to review and approval by the ATO. The financial impact of this MRRT enactment and the establishment of the depreciable starting base as noted above is an increase to the balance of deferred tax assets of $334.6 million. From the results of a recoverability analysis undertaken, a valuation allowance of $19.9 million also has been recorded. The net deferred tax asset of $314.7 million represents the amount of allowance available to us to offset any future MRRT liability. The effect of the MRRT will be to increase our consolidated effective tax rate by approximately 3 percent to 4 percent each year over the life of the mines, which also includes the unwinding of the deferred tax asset.

The valuation allowance of $275.7 million as of March 31, 2012 reflects an increase of $51.8 million from December 31, 2011. This primarily relates to the portion of the MRRT depreciable starting base expected not to be realized as well as ordinary losses of certain foreign operations for which utilization is uncertain.

For the full year 2012, we are estimating an effective annual tax rate of approximately 23.2 percent before discrete items, which reflects benefits from deductions for percentage depletion in excess of cost depletion related to U.S. operations, foreign taxes including the MRRT and Quebec Mining Duty, income not subject to tax, non-taxable income related to noncontrolling interest in partnerships and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. See NOTE 14 – INCOME TAXES for further information.

Equity Income (Loss) from Ventures

Equity income (loss) from ventures primarily is comprised of our share of the results from Amapá and AusQuest, for which we have a 30 percent ownership interest in each. The equity loss from ventures for the three months ended March 31, 2012 of $6.9 million compares to equity income from ventures for the three months ended March 31, 2011 of $3.0 million. The equity loss in ventures for the first three months of 2012 primarily is comprised of our share of the operating results of our equity method investment in Amapá, which consisted of an operating loss of $6.1 million for the three months ended March 31, 2012, compared with operating income of $2.6 million for the three months ended March 31, 2011. Amapá’s equity income (loss) decreased in the first three months of 2012 over the same period in 2011 primarily as a result of an adjustment related to tax credits that were determined would not be realizable. Additionally, although sales volumes exceeded prior year, sales margin was lower as a result of sales mix.

Noncontrolling Interest

Noncontrolling interest is comprised of the 25 percent noncontrolling interest related to Bloom Lake and the 21 percent noncontrolling interest related to the Empire mining venture. A subsidiary of WISCO is a 25 percent partner in Bloom Lake, resulting in net loss attributable to the noncontrolling interest of $1.3 million for the three months ended March 31, 2012 for WISCO’s ownership percentage. A subsidiary of ArcelorMittal USA is a 21 percent partner in the Empire mining venture, resulting in net income attributable to the noncontrolling interest of $16.9 million for the three months ended March 31, 2012 for ArcelorMittal USA’s ownership percentage. The noncontrolling interest adjustment for ArcelorMittal USA’s ownership percentage has been recognized prospectively as of September 30, 2011. See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.

Results of Operations – Segment Information

Our Company is organized and managed according to product category and geographic location. Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout our Company.

2012 Compared to 2011

U.S. Iron Ore

Following is a summary of U.S. Iron Ore results for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change due to
	March 31,		ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Freight and reimbursements	Total change
	2012	2011
Revenues from product sales and services	$441.7	$510.2	$(105.1)	$(38.9)	$71.6	$-	$3.9	$(68.5)
Cost of goods sold and operating expenses	(274.8)	(148.9)	(54.1)	(27.6)	(39.9)	(0.4)	(3.9)	(125.9)

Sales margin	$166.9	$361.3	$(159.2)	$(66.5)	$31.7	$(0.4)	$-	$(194.4)

Sales tons (1)	3.4	2.8
Production tons (1):
Total	7.1	7.0
Cliffs’ share of total	5.3	5.2

(1)	Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $166.9 million for the first quarter of 2012, compared with a sales margin of $361.3 million for the first quarter of 2011. The decline over the prior year is attributable to a decrease in revenue of $68.5 million and an increase in cost of goods sold and operating expenses of $125.9 million. The decrease in revenue was a result of the ArcelorMittal USA price re-opener settlement which caused revenue to increase $105.1 million in the first quarter of 2011. Additionally, the Algoma 2010 nomination sales price “true-up” arbitration agreement, resulted in an additional $20 million of revenue in the first quarter of 2011. Offsetting these decreases was an increase in sales volume of $71.6 million that primarily was driven by timing of shipments made during the first three months of 2012 compared to the same period in 2011. Revenue in the first quarter of 2012 included $39.2 million related to supplemental contract payments compared with $24.6 million in the first quarter of 2011. Our realized sales price during the first quarter of 2012 was an average decrease per ton of 29.4 percent over the same period in 2011, or an average decrease per ton of 3.6 percent excluding the impact of the arbitration settlements.

Sales volumes increased in the first quarter of 2012 over the same period in 2011 primarily due to timing of shipments and cash receipts. Revenue is recognized for most of our U.S. Iron Ore customers when payment is received, as this is when title and risk of loss transfers. The timing of cash receipts and the corresponding revenue recognition for shipments resulted in an increase of $42.7 million versus sales volumes in the first quarter of 2011.

Cost of goods sold and operating expenses in the first quarter of 2012 increased $125.9 million from the prior year quarter predominantly as a result of:

•

Cost reductions in the first quarter of 2011 resulting from the ArcelorMittal USA price re-opener settlement of $54.1 million. The cost reductions represent the cost reimbursements that we realized under cost sharing arrangements with ArcelorMittal USA. See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.

•	Higher mining and labor costs contributed to the year-over-year increase in costs.

•	Higher sales volumes also resulted in higher costs of $39.9 million compared to comparable prior year period.

Production

As customer demand has remained strong, we maintained stable production at the majority of our facilities during the first three months of 2012 compared to the same period in 2011 to ensure we are positioned to meet customer demand. As previously announced, we plan to curtail production at the Empire mine during the second quarter of 2012.

Eastern Canadian Iron Ore

Following is a summary of Eastern Canadian Iron Ore results for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change due to
	March 31,		Consolidated Thompson	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Exchange Rate	Total change
	2012	2011(1)
Revenues from product sales and services	$220.7	$127.3	$148.8	$(14.1)	$(41.2)	$-	$-	$93.5
Cost of goods sold and operating expenses	(235.0)	(92.8)	(168.5)	(4.5)	29.1	0.7	1.0	(142.2)

Sales margin	$(14.3)	$34.5	$(19.7)	$(18.6)	$(12.1)	$0.7	$1.0	$(48.7)

Sales metric tons (2)	1.9	0.7
Production metric tons (2)	2.0	0.9

(1)	Consolidated Thompson was acquired on May 12, 2011. Therefore, the 2011 first quarter results do not reflect the impact of the Consolidated Thompson acquisition.

(2)	Metric tons (2,205 pounds).

We reported sales margin loss for Eastern Canadian Iron Ore of $14.3 million for the first three months of 2012, compared with a sales margin of $34.5 million for the first three months of 2011. The reduction over the same period last year is attributable to lower realized revenue rates while experiencing increased costs. Eastern Canadian Iron Ore sold 1.9 million metric tons during the first three months of 2012 compared with 0.7 million metric tons during the same period last year. This increase in sales volume is attributable directly to 1.4 million metric tons of additional sales in the first quarter of 2012 due to the acquisition of Consolidated Thompson, resulting in $148.8 million of additional revenue for the first quarter of 2012. The increased sales volumes provided through the acquisition were offset partially by lower first quarter sales volumes at Wabush due to the timing of shipments. This resulted in a reduction of revenue of $41.2 million compared to the first quarter of 2011. In addition, sales price decreased by $14.1 million when compared to the same period in 2011. The Eastern Canadian Iron Ore realized sales price was on average a 32.9 percent decrease per metric ton, due to a softening in market pricing as well as a higher mix of concentrate revenue, which generally realizes a lower revenue rate than iron ore pellets.

The increase in revenue was more than offset by higher cost of goods sold and operating expenses during the first three months of 2012, which increased from the same period last year by $142.2 million primarily due to:

•

Significant increase in sales volume as a result of the acquisition of Consolidated Thompson, resulting in $168.5 million of additional cost for the first quarter of 2012. Costs were affected adversely by the following during the first quarter of 2012:

•	Unfavorable fixed cost leverage of $9.5 million as concentrate production volumes were lower than expected.

•	Unplanned repairs and maintenance costs of $6.2 million.

•	Additional logistic and loading costs of $6.0 million.

•	Higher municipal taxes of $5.0 million.

•	Lower Wabush pellet sales volumes also resulted in lower costs of $29.1 million compared to the same period in 2011.

Production

The increase in production levels over the comparable prior year period is the result of our acquisition of Consolidated Thompson during the second quarter of 2011. Bloom Lake produced 1.3 million metric tons of iron ore concentrate during the first quarter of 2012. Production at Wabush slightly declined in the first quarter of 2012 compared to the same period in the prior year as the operational setbacks that were experienced during fourth quarter of 2011 continued into the first quarter of 2012.

North American Coal

Following is a summary of North American Coal results for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change Due to				Total change
	March 31,		Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Freight and reimbursements
	2012	2011
Revenues from product sales and services	$189.9	$165.0	$(3.0)	$18.3	$-	$9.6	$24.9
Cost of goods sold and operating expenses	(175.4)	(167.9)	5.1	(12.8)	9.8	(9.6)	(7.5)

Sales margin	$14.5	$(2.9)	$2.1	$5.5	$9.8	$-	$17.4

Sales tons (in thousands) (1)	1,407	1,259

Production tons (in thousands) (1)	1,757	1,354

(1) Tons are short tons (2,000 pounds).

Sales margin for North American Coal increased to $14.5 million during first quarter of 2012 compared with a loss of $2.9 million for the comparable period in 2011. Revenue during the first three months of 2012 increased 15.1 percent over the prior year to $189.9 million due to higher sales volumes during the first quarter of 2012. North American Coal sold 1.4 million tons during the first three months of 2012 compared with 1.3 million tons during the same period last year. This increase in volume was a result of higher inventory availability at Pinnacle due to strong production performance in the first quarter of 2012. Partially offsetting the volume increase was lower sales price due to the market price softening in the seaborne market for low- and high-volatile metallurgical coal. Our realized price for the three months ended March 31, 2012 at our North American Coal operating segment was on average a 5.9 percent decrease, 2.3 percent increase and 7.1 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.

Cost of goods sold and operating expenses in the first quarter of 2012 increased $7.5 million from the prior year, primarily due to:

•	Higher sales volume primarily attributable to additional low-volatile metallurgical coal sales, as discussed above, which resulted in a cost increase of $12.8 million.

•	Offset partially by decreases in costs during the first quarter of 2012 as a result of lower idle costs of $9.8 million over the comparable prior year period due to:

•	During February and March 2011, a longwall move was completed at Pinnacle.

•	Operational issues at the Oak Grove mine in the first quarter of 2011 resulted in temporary production curtailments.

Production

Increased low-volatile metallurgical coal production levels in the first quarter of 2012 were achieved at Pinnacle and Oak Grove. Pinnacle production during the prior year was impacted by a longwall move; which did not occur in the first quarter of 2012. Oak Grove’s first quarter 2012 production levels were impacted positively by the installation of a new longwall shearer during 2012. Oak Grove’s preparation plant resumed operating at partial capacity in January 2012, and has reached normal operating level during April 2012. Decreased high-volatile metallurgical coal production levels at CLCC in the first quarter of 2012 were due to downtime related to equipment repairs and in response to the softened market demand.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended March 31,		Change due to
	2012	2011	Sales Price and Rate	Sales Volume	Exchange Rate	Total change
Revenues from product sales and services	$359.8	$345.4	$(71.6)	$87.2	$(1.2)	$14.4
Cost of goods sold and operating expenses	(234.8)	(149.6)	(37.0)	(37.2)	(11.0)	(85.2)

Sales margin	$125.0	$195.8	$(108.6)	$50.0	$(12.2)	$(70.8)

Sales metric tons (1)	2.8	2.2
Production metric tons (1)	2.3	2.1

(1) Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore decreased to $125.0 million during the first quarter of 2012 compared with $195.8 million for the comparable period in 2011. Revenue increased 4.2 percent in the first three months of 2012 primarily as a result of higher sales volume offset partially by lower lump and fines iron ore prices in comparison to the same prior year period. Pricing settlements in the first three months of 2012 reflect the softening of spot prices for iron ore over the comparable first quarter of 2011. The decrease in our realized price for the first three months of 2012 over the same period in 2011 was on average a 13.0 percent and 22.5 percent decrease per wet metric ton for lump and fines, respectively.

Sales volume during the first quarter of 2012 increased to 2.8 million metric tons compared with 2.2 million metric tons in the comparable prior year period, resulting in an increase in revenue of $87.2 million. The increased sales volume primarily was driven by a carryover of shipments due to timing delays in December 2011, timing of shipments due to the transition to longer wagon trains as part of the ramp up of capacity to 11 million metric tons and higher sales of 154 thousand metric tons from our Cockatoo Island mine due to 2011 weather events.

Cost of goods sold and operating expenses in the first quarter of 2012 increased $85.2 million compared with the first quarter of 2011 primarily as a result of:

•	Higher mining costs of $37.0 million mainly attributable to increased stripping costs.

•	Higher sales volumes resulting in higher costs of $37.2 million compared to comparable prior year period.

•	$11.0 million related to unfavorable foreign exchange rate variances.

Production

Production at Asia Pacific Iron Ore increased slightly in the first quarter of 2012 when compared to the same period in 2011 as prior year first quarter production at our Cockatoo Island mine was lower than expected due to severe wet weather and a tropical storm that came through the Cockatoo Island mine.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Cash flows from operating activities are driven by our operating results as well as changes in our working capital requirements. Cash flows from financing activities are dependent upon our ability to access credit or other capital.

Throughout the first three months of 2012, we implemented a new strategic capital allocation process that is focused on prioritizing all potential uses of future operating cash flows with the objective of driving top-quartile TSR. We continue to have a strong balance sheet that allows financial flexibility to be consistent with our long-term financial growth goals and objectives.

The following is a summary of significant sources and uses of cash for the first three months ended March 31, 2012 and 2011:

	(In Millions)
	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents - January 1	$521.6	$1,566.7
Net cash provided (used) by operating activities	(129.0)	106.9
Significant Investing Transactions
Settlements on Canadian dollar foreign exchange contracts	—	28.1
Purchase of property, plant and equipment	(241.1)	(65.7)

Total	(241.1)	(37.6)
Significant Financing Transactions
Net proceeds from issuance of senior notes	—	699.3
Repayment of term loan	(12.5)	—
Debt issuance costs	—	(31.8)
Cost of Canadian dollar foreign exchange option	—	(22.3)
Contributions by joint ventures	30.0	8.0
Common stock dividends	(39.7)	(19.0)

Total	(22.2)	634.2
Other net activity	(7.0)	(2.5)

Cash and cash equivalents—March 31	$122.3	$2,267.7

The following discussion summarizes the significant activities impacting our cash flows during the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash used by operating activities was $129.0 million for the three months ended March 31, 2012, compared with net cash provided by operating activities of $106.9 million for the same period in 2011. Our operating cash flows vary with prices realized from iron ore and coal sales, production levels, production costs, cash payments for income taxes and interest, working capital changes and other factors. Operating cash flows in the first three months of 2012 were impacted by lower operating results as previously noted and increases in working capital primarily at our U.S. Iron Ore business segment. The change in the U.S. Iron Ore working capital is a result of increased inventory levels to ensure we are positioned to meet future customer demands. Operating activities in 2011 were impacted positively due to the cash receipt of a $129.0 million payment from Algoma to true-up the portion of revenues from 2010 pellet sales that previously was disputed throughout 2010. Such receipts did not occur in the first quarter of 2012 and are not expected to recur during the remainder of the year. Operating plans for 2012 reflect increased production across all business segments and modestly lower prices for iron ore and coal.

Our long-term outlook remains stable and we are focusing on our growth projects with sustained investment in our core businesses. Throughout the first quarter of 2012, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. We expect the U.S. economy to continue to remain stable, sustaining a healthy North American business. Crude steel production and iron ore imports in Asia continue to support demand for our products in the seaborne market. As a result, we have planned to maintain current levels of production at all of our iron ore facilities with the exception of one, and will continue to monitor the economic environment.

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

Our U.S. operations generate sufficient cash flows and, consequently, we do not need to repatriate earnings from our foreign operations. Our U.S. cash and cash equivalents balance at March 31, 2012 was $13.7 million, or approximately 14.8 percent of our consolidated total cash and cash equivalents balance of $122.3 million. U.S. cash and cash equivalent balances are lower than at the end of the first quarter of 2011 given the large cost burden to produce at U.S. Iron Ore without the corresponding benefit of cash inflow on sales due to inclement weather on the Great Lakes. Additionally, our position from one year ago is markedly different with excess cash having been used to purchase Consolidated Thompson and to fund regular cash calls relative to Cliffs’ share of ongoing operations there, as well as carrying approximately $2 billion of incremental debt with corresponding interest expense. These all contributed to the lower cash and cash equivalent balance in comparison to the first quarter of 2011. However, we continue to maintain significant liquidity to support all operating activities. Historically, we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of March 31, 2012 and December 31, 2011, we had available borrowing capacity of $1.73 billion under our $1.75 billion U.S.-based revolving credit facility for both periods. If the U.S. and Asian economies soften, we have the financial and operational flexibility to reduce production, delay capital expenditures and reduce overhead costs. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries, if we were to repatriate these earnings there would be a tax impact at that time.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new world-class projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend approximately $90 million on exploration activities in 2012, which we expect will provide us with opportunities for significant future potential reserve additions globally. Throughout the first three months of 2012, we have spent approximately $9.0 million related to our involvement in exploration and development activities. In addition, our Ferroalloys operations are in the pre-feasibility stage with the development of our Chromite Project in Northern Ontario and we expect to spend $75 million on engineering and studies, as well as on environmental and development activities in 2012. Throughout the first three months of 2012, we have spent approximately $9.8 million related to those activities for this business unit.

Investing Activities

Net cash used by investing activities was $252.0 million for the three months ended March 31, 2012, compared with $37.4 million for the comparable period in 2011, as a result of increased spend on capital expenditures.

In alignment with our strategy to focus on organic growth and expansion initiatives and based upon the strong long-term outlook, we anticipate that total cash used for capital expenditures in 2012 will be approximately $1 billion. This expectation includes capital expenditures related to an expansion of the Bloom Lake mine in order to increase production capacity. To increase the production capacity by 8.0 million metric tons to 16.0 million metric tons of iron ore concentrate per year will require a capital investment of approximately $1.3 billion, of which $160 million and $74 million has been spent as of December 31, 2011 and during the first quarter of 2012, respectively. Of the remaining capital investment amount, approximately $700 million is expected to be spent throughout the remainder of 2012, with the remainder expected to be spent between 2013 and 2016. Extending the existing production capacity at our Empire mine and increasing production capacity at our Tilden mine in Michigan’s Upper Peninsula will require a capital investment of approximately $264 million, of which approximately $143 million and $17 million has been spent as of December 31, 2011 and the first quarter of 2012, respectively. Of the remaining capital investment amount, approximately $46 million is expected to be spent in the remainder of 2012 and $58 million is expected to be spent between 2013 and 2016. In Asia Pacific Iron Ore, we are finalizing the expansion project approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require a capital cash outflow of approximately $275 million, of which approximately $202 million and $23 million was spent during 2011 and in the first quarter of 2012, respectively and approximately $16 million is expected to be spent throughout the year, with the remainder of the committed capital to be financed through capital leases. In 2011, we entered into an agreement to upgrade an existing rail line used by our Koolyanobbing operations. Our portion of the related purchase commitment for the upgrade is approximately $33 million, of which approximately $17 million has been spent through the end of the first quarter of 2012. The remaining amount, approximately $16 million is expected to be spent between 2013 and 2014. Our project to bring Lower War Eagle, a high-volatile metallurgical coal mine in West Virginia, into production continues in 2012. Approximately $40 million of committed capital was spent in relation to this project through 2011 with an additional $12 million being spent in the first quarter of 2012. An additional $40 million is expected to be spent throughout the remainder of 2012.

We additionally have spent approximately $81 million on expenditures related to sustaining capital and expect to spend approximately $220 million throughout the remainder of 2012 on these activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash used by financing activities in the first three months of 2012 was $21.2 million compared with net cash provided by financing activities of $627.4 million for the comparable period in 2011. Cash flows used by financing activities in the first quarter of 2012 included the $39.7 million dividend distribution and $12.5 million term loan repayment. Additionally during the first quarter of 2012, cash calls from our joint venture partners resulted in net cash receipts of $30.0 million.

Cash flows from financing activities in the comparable period in 2011 primarily included $699.3 million in net proceeds from the issuance of the first tranche of our public offering of senior notes in the aggregate principal amount of $1.0 billion, which we completed on March 23, 2011. The second tranche of our public offering of senior notes was not completed until subsequent to the end of the first quarter, on

April 1, 2011. We used the net proceeds from the public offering of senior notes to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson, including the related fees and expenses. A portion of the funds also were used for the repayment of the Consolidated Thompson convertible debentures that were included among the liabilities assumed in the acquisition.

In March 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The first quarterly dividend at the new rate will be payable on June 1, 2012 to shareholders of record as of the close of business on April 29, 2012.

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures as of March 31, 2012 and December 31, 2011:

	(In Millions)
	March 31, 2012	December 31, 2011
Cash and cash equivalents	$122.3	$521.6

Credit facility	$1,750.0	$1,750.0
Revolving loans drawn	-	-
Senior notes	2,725.0	2,725.0
Senior notes drawn	(2,725.0)	(2,725.0)
Term loan	959.5	972.0
Term loans drawn	(959.5)	(972.0)
Letter of credit obligations and other commitments	(23.5)	(23.5)

Borrowing capacity available	$1,726.5	$1,726.5

Refer to NOTE 9 – DEBT AND CREDIT FACILITIES of our unaudited condensed consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of March 31, 2012 and December 31, 2011, we were in compliance with each of our financial covenants.

Our primary sources of funding consist of a $1.75 billion revolving credit facility, which matures in 2016. This facility has available borrowing capacity of $1.73 billion as of March 31, 2012. Effective August 11, 2011, we amended our multicurrency credit agreement by increasing the borrowing capacity to $1.75 billion from $600 million and providing more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. We also have cash generated by the business and cash on hand, which totaled $122.3 million as of March 31, 2012. The combination of cash and the credit facility gave us over $1.8 billion in liquidity entering the second quarter of 2012, which is expected to be used to fund operations, capital expenditures and finance strategic transactions.

Based on our current borrowing capacity and the actions we have taken to conserve cash, we have adequate liquidity and expect to be able to fund our current business obligations from available cash, current operations and existing borrowing arrangements for the foreseeable future. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility or through exercising the $250 million accordion in our current revolving credit facility or the $250 million accordion made through our term loan. Our execution of a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility in August 2011, provides evidence of funding available through the bank market. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $1.0 billion public offering of 10-year and 30-

year senior notes in March 2011 and April 2011, respectively, provides evidence that capacity in the bond markets has improved and remains stable for investment grade companies compared to conditions impacting such markets in previous years. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. In addition, various other capital markets may provide additional sources of funding.

Off-Balance Sheet Arrangements

We have operating leases, which primarily are utilized for certain equipment and office space. Aside from these, we do not have any other off-balance sheet financing arrangements.

Market Risks

We are subject to a variety of risks, including those caused by changes in foreign currency exchange rates, interest rates and commodity prices. We have established policies and procedures to manage such risks, however, certain risks are beyond our control.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. For our Canadian operations, the functional currency is the U.S. dollar; however the production costs for these operations primarily are incurred in the Canadian dollar. We began hedging our exposure to the Canadian dollar in January 2012. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and Canadian and U.S. currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates.

At March 31, 2012, we had $425.0 million and $518.4 million of outstanding Australian and Canadian foreign exchange rate contracts, respectively, with varying maturity dates ranging from April 2012 to March 2013 for which we elected hedge accounting. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $52.9 million, and a 10 percent decrease would reduce the fair value to approximately negative $32.2 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $58.7 million, and a 10 percent decrease would reduce the fair value to approximately negative $46.2 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of March 31, 2012:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1):
AUD Contracts expiring in the next 12 months	$425.0	1.00	1.03	$6.2
CAD Contracts expiring in the next 12 months	518.4	1.00	0.99	0.9

Total Hedge Contract Portfolio	$943.4			$7.1

(1) Includes collar options and forward contracts.

Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Interest Rate Risk

Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility and term credit facility is at a floating rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of March 31, 2012, we had no amounts drawn on the revolving credit facility and $959.5 million outstanding on the term credit facility. A 100 basis point change to the base rate or the LIBOR rate under the term credit facility would result in a change of approximately $10 million to interest expense on an annual basis. As of April 26, 2012, we had direct borrowings on our $1.75 billion credit facility in the amount of $425.0 million for purposes of funding general operations.

Pricing Risks

Provisional Pricing Arrangements

Certain of our U.S. Iron Ore Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms are generally based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $4.1 million as current Derivative assets and $1.1 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2012 related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $3.0 million increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 related to these arrangements. There were no amounts recognized related to these arrangements for the three months ended March 31, 2011.

In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms as a result of the elimination of historical benchmark pricing. As a result, we record certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers based on an agreed-upon provisional price with the customer until final settlement on the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three months ended March 31, 2012, we had no shipments to customers under supply agreements in which components of the pricing calculations are still being finalized. We recognized $20.0 million as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2011 under these pricing provisions for certain shipments to our U.S. Iron Ore and Eastern Canadian Iron Ore customers. At March 31, 2012, we had no Derivative assets, derivative liabilities included in Other current liabilities or Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position recorded related to these arrangements. At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities, included in Other current liabilities and $83.8 million Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position recorded related to these arrangements.

Customer Supply Agreements

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative, which is finalized based on a future price, and is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker’s facilities.

At March 31, 2012, we had a derivative asset of $65.1 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $72.9 million as of December 31, 2011. We estimate that a $75 change in the average hot band steel price realized from the March 31, 2012 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $16.0 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 4.2 million MMBtu’s of natural gas at an average delivered price of $3.19 per MMBtu, and 7.5 million gallons of diesel fuel at an average delivered price of $3.22 per gallon during the first three months of 2012. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 1.5 million gallons of diesel fuel at an average delivered price of $4.95 per gallon during the first three months of 2012. Our CLCC operations consumed approximately 1.0 million gallons of diesel fuel at an average delivered rate of $3.33 per gallon during the first three months of 2012. Consumption of diesel fuel by our Asia Pacific operations was approximately 5.2 million gallons at an average delivered price of $2.15 per gallon for the same period.

In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2012 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $15.0 million in our annual fuel and energy costs based on expected consumption for the remainder of 2012.

Supply Concentration Risks

Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Outlook

Looking ahead, we expect the drivers affecting global steel demand to remain intact. In China, we anticipate GDP growth targets to support annual crude steel production of approximately 730 million tons, maintaining a healthy demand for our Eastern Canadian Iron Ore and Asia Pacific Iron Ore businesses. We continue to anticipate modest growth in the U.S. economy, which is expected to result in steady end markets for our customers. Given these expectations, we anticipate an average 2012 spot price for 62 percent Fe seaborne iron ore of approximately $150 per ton (C.F.R. China), a price serving as the basis for the iron ore business outlook below.

U.S. Iron Ore Outlook (Long tons)

For 2012, we are maintaining our U.S. Iron Ore sales and production volume expectations of approximately 23 million tons and 22 million tons, respectively.

Our full-year 2012 U.S. Iron Ore revenues-per-ton expectation is approximately $115 to $120 based on the following assumptions:

•	Average 2012 U.S. steelmaking utilization of approximately 75 percent; and

•	Average 2012 hot rolled steel pricing of approximately $700 to $750 per ton.

In addition, the revenues-per-ton expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements).

We are maintaining our full-year 2012 U.S. Iron Ore cash-cost-per-ton expectation of approximately $60 to $65. Depreciation, depletion and amortization for full-year 2012 is expected to be approximately $4 per ton.

Eastern Canadian Iron Ore Outlook (Metric tons, F.O.B. Eastern Canada)

For 2012, we are maintaining our Eastern Canadian Iron Ore sales volume expectation of approximately 12 million tons. Production volume for the full year is anticipated to be approximately 11.2 million tons, lower then our pervious expectation of 12 million tons, primarily driven by the aforementioned production challenges.

Our full-year 2012 Eastern Canadian Iron Ore revenues per ton are expected to be approximately $140 to $145, assuming a product mix of approximately two-thirds iron ore concentrate and one-third iron ore pellets.

We are increasing our Eastern Canadian Iron Ore full-year 2012 cash-cost-per-ton expectation to approximately $80 to $85 from $70 to $75, as the result of increased expenses at both Wabush Mine and Bloom Lake Mine as indicated above. Despite the increase in our outlook for the segment, we are maintaining our expectation of achieving cash costs per ton of approximately $60 at Bloom Lake Mine in the second half of 2012. Depreciation, depletion and amortization is anticipated to be approximately $18 per ton for full-year 2012.

Asia Pacific Iron Ore Outlook (Metric tons, F.O.B. the port)

We are increasing our full-year 2012 Asia Pacific Iron Ore expected sales volume to approximately 11.4 million tons from a previous expectation of approximately 11 million tons. Production volume is anticipated to be 11.1 million tons. Full-year 2012 Asia Pacific Iron Ore revenues per ton are expected to be approximately $140 to $145, assuming a product mix of approximately half lump and half fines iron ore.

Primarily as a result of increased mining costs due to lower ore recovery rates and a stronger full-year average Australian dollar assumption, we are increasing our full-year 2012 Asia Pacific Iron Ore cash-cost-per-ton expectation to approximately $70 to $75 from a previous expectation of $65 to $70. The new expectation assumes an average U.S./Australian dollar exchange rate of $1.05 for 2012. We anticipate depreciation, depletion and amortization to be approximately $13 per ton for full-year 2012.

North American Coal Outlook (Short tons, F.O.B. the mine)

We are maintaining our 2012 North American Coal sales and production volume expectations of approximately 7.2 million tons and 6.6 million tons, respectively. Sales volume mix is anticipated to be approximately 4.5 million tons of low-volatile metallurgical coal and 1.6 million tons of high-volatile metallurgical coal, with thermal coal making up the remainder of the expected sales volume.

We are decreasing our North American Coal 2012 revenues-per-ton expectation to approximately $130 to $135, from its previous expectation of $140 to $150. The decrease is driven by lower spot-market pricing for metallurgical coal products.

We are maintaining our cash-cost-per-ton expectation of approximately $105 to $110, which includes the impact of sales from higher cost inventory stockpiles at Oak Grove Mine related to the operation’s recovery from severe weather in 2011. Full-year 2012 depreciation, depletion and amortization is expected to be approximately $14 per ton.

The following table provides a summary of our 2012 guidance for our four business segments:

	2012 Outlook Summary
	U.S. Iron Ore (1)		Eastern Canadian Iron Ore (2)		Asia Pacific Iron Ore (3)		North American Coal (4)
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons)	23	23	12	12	11.4	11	7.2	7.2

Revenue per ton	$115 -$120	$115 - $125	$140 -$145	$135 -$145	$140 -$145	$135 -$145	$130 -$135	$140 - $150

Cash cost per ton	$60 - $65	$60 -$65	$80 - $85	$70 -$75	$70 -$75	$65 -$70	$105 -$110	$105 -$110

DD&A per ton	$4	$5	$18	$19	$13	$13	$14	$16

(1)	U.S. Iron Ore tons are reported in long tons.
(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.

Outlook for Sonoma Coal and Amapá (Metric tons, F.O.B. the port)

We have a 45 percent economic interest in Sonoma Coal. For 2012, we are maintaining our expected sales and production volume of 1.6 million tons. The approximate product mix is expected to be two-thirds thermal coal and one-third metallurgical coal. We are also maintaining our full-year 2012 cash-cost-per-ton expectation of approximately $105 to $110. For 2012, depreciation, depletion and amortization is expected to be approximately $14 per ton.

As a result of the aforementioned reversal of anticipated tax benefits and a change in the anticipated sales price, we now expect Amapá to be approximately breakeven in 2012 compared to a previous expectation of over $30 million in equity income.

SG&A Expenses & Other Expectations

We are maintaining our full-year 2012 SG&A expense expectation of approximately $325 million.

We are also maintaining our cash outflows expectation of approximately $165 million to support future growth. This is comprised of approximately $90 million related to exploration and drilling programs and approximately $75 million related to our Chromite Project in Ontario, Canada.

For 2012, we anticipate a full-year effective tax rate of approximately 5 percent, down from our previous expectation of 25 percent. Excluding the previously mentioned newly enacted MRRT and other discrete tax items, we anticipate our effective tax rate to be approximately 23 percent. In addition, we expect our full-year 2012 depreciation, depletion and amortization to be approximately $585 million.

2012 Capital Budget Update and Other Uses of Cash

Primarily driven by adjustments to our outlook discussed above, we are decreasing our full-year 2012 cash flow from operations expectation to approximately $1.7 billion, from our previous expectation of $1.9 billion.

We are also maintaining our previously disclosed 2012 capital expenditures budget of approximately $1 billion, comprised of approximately $300 million in sustaining capital and $700 million in growth and productivity-improvement capital.

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

•	uncertainty or weaknesses in global economic and/or market conditions, including downward pressure on prices;

•	trends affecting our financial condition, results of operations or future prospects, particularly any slowing of the economic growth rate of China for an extended period;

•	the ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	changes in sales volume or mix;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic iron ore and coal reserves or reductions in current resource estimates;

•	our ability to successfully identify and consummate any strategic investments;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•	the results of pre-feasibility and feasibility studies in relation to projects;

•

impacts of increasing governmental regulation, including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, disruption of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates and interest rates;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and renew expiring collective bargaining agreements on satisfactory terms;

•	availability of capital equipment and component parts;

•	the amount, and timing of, any insurance recovery proceeds with respect to our Oak Grove mine;

•	risks related to international operations;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

For additional factors affecting the business of Cliffs, refer to Part II – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk.

Information regarding our Market Risk is presented under the caption Market Risk, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the Management’s Discussion and Analysis section of this report.

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

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in our Annual Report on Form 10-K for the year ended December  31, 2011.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Ash Landfill at Northshore Mining Silver Bay Plant Site. On January 3, 2012, Northshore Mining received a Notice of Violation (NOV) from the MPCA alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. The pH of the leachate temporarily had been elevated above permissible levels. On March 6, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV. The stipulation agreement requires a few additional corrective actions beyond the response work already initiated by Northshore, but proposes a civil penalty of approximately $300,000. Northshore will be negotiating the final version of the agreement with the agency over the course of the second quarter of 2012.

Pinnacle Mine Environmental Litigation. On June 24, 2010, the West Virginia DEP filed a lawsuit against the Pinnacle Mine and other West Virginia coal mining operations alleging non-compliance with its NPDES discharge permit. The complaint alleges various exceedances of the permit’s effluent quality limits and seeks injunctive relief and penalties. An initial penalty proposal of $1,011,200 was received in March 2012. Pinnacle has implemented a selenium control plan and installed effective control measures. Pinnacle disagrees with numerous alleged violations and has met with the West Virginia DEP to present facts supporting a review and possible reduction of the proposed penalty. A follow up meeting is anticipated in May 2012.

WISCO Arbitration. Our wholly owned subsidiary, Cliffs Quebec Iron Mining Limited, along with the Bloom Lake General Partner Limited of which we own 75 percent, have been named as respondents in an arbitration claim filed by WISCO Canada under the Ontario Arbitration Act of 1991. WISCO Canada filed the arbitration claim in February 2012 pursuant to the dispute resolution provisions of the Amended and Restated Limited Partnership Agreement and the Shareholders’ Agreement, both of which govern the respective interests of the parties in Bloom Lake. The claim relates to, among other matters, calculation of a minimum distribution owed to WISCO Canada and cash calls recently made to both partners to fund the Phase II expansion at the Bloom Lake mine, which WISCO Canada has either funded under protest or currently refuses to fund. A preliminary hearing for injunctive relief to prohibit dilution of WISCO Canada’s interest in the partnership during the pendency of the arbitration was held on April 10-11, 2012 in Toronto in front of a sole arbitrator. On April 20, 2012, the arbitrator issued his decision, granting an interim order prohibiting dilution and any other steps in default in respect of the cash call dated March 21, 2012 during the pendency of the arbitration, but refusing to grant any relief in respect of future cash calls. He expressly refrained from ruling on the validity of the March 21 cash call and reserved all final determinations until after the hearing on the merits. The hearing is to take place in June and a decision is expected to be made the following month. We strongly disagree with WISCO Canada’s allegations and intend to defend this case vigorously.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The Minerals Resource Rent Tax by the Australian federal government will affect the results of our financial statements.

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal in Australia. The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law. The MRRT commencement date is July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. Based on valuations and modeling carried out on each of our Australian projects, we will be liable to pay MRRT over the course of the Koolyanobbing mine life, but not for the Cockatoo Island or Sonoma operations. The valuation performed to determine the MRRT depreciable starting base was calculated using the same assumptions and methodologies that we have consistently and broadly adopted for all strategic and financial activities including corporate transactions, pricing analysis, impairment testing and corporate strategic planning. This calculation of market value results in a larger future tax benefit than would be calculated using analyst pricing, which historically tends to revert to the mean. The calculation, and ultimately the future benefit, is subject to review and approval by the ATO. Should the ATO disagree with our assumptions in the calculation, there could be a material negative impact to the financial statements in the form of a higher effective and cash tax rate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to our VNQDC Plan, we sold a total of 9,057 of our common shares on January 3, 2012 for an aggregate consideration of $603,287 to the Trustee of the Trust maintained under the VNQDC Plan. These sales were made in reliance on Rule 506 of Regulation D under the Securities Act of 1933 pursuant to an election made by nine officers and two managers under the VNQDC Plan.

(b)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2012	12,464(1)(2)	65.85	-	-
February 1 - 29, 2012	184,109(3)	71.89	-	-
March 1 - 31, 2012	-	-	-	-

Total	196,573		-	-

(1)

On January 3, 2012, the Company acquired 1,028 common shares from an employee recipient of a restricted stock award granted on July 18, 2011, in order to satisfy the tax withholding obligation of the award pursuant to the terms of the ICE Plan.

(2)

On January 3, 2012, the Company acquired 11,436 common shares pursuant to a scheduled distribution election from a VNQDC Plan participant. The shares were repurchased by the Company to satisfy the tax withholding obligation of that participant pursuant to the distribution.

(3)

On February 13, 2012, the Company acquired 184,109 additional common shares from employee recipients of the 2009 to 2011 Performance Share award in order to satisfy the tax withholding obligations of the award pursuant to the terms of the ICE Plan.

Item 4.	Mine Safety Disclosures.

We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our Company’s core values, and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills and attitudes. We believe that through these policies, our Company has developed an effective safety management system.

Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 6 of the Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

(a)	List of Exhibits — Refer to Exhibit Index on pg. 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: April 26, 2012	By:	/s/ Timothy K. Flanagan
		Name:	Timothy K. Flanagan
		Title:	Vice President, Corporate
Controller and Chief Accounting Officer

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit

10.1	* Severance Agreement and Release between William A. Brake and Cliffs Natural Resources Inc. dated February 17, 2012	Filed Herewith

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of April 26, 2012	Filed Herewith

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas as of April 26, 2012	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of April 26, 2012	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance & Administration and Chief Financial Officer of Cliffs Natural Resources Inc., as of April 26, 2012	Filed Herewith

95	Mine Safety Disclosures	Filed Herewith

101.INS	**XBRL Instance Document

101.SCH	**XBRL Taxonomy Extension Schema Document

101.CAL	**XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or other compensatory arrangement.

**

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under these sections.