Form 10-Q
period 2012-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2012-07-26
CIK 764065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES  ☐                                         NO  ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 142,492,567 as of July 23, 2012.

Page No.

1	Definitions

PART I – FINANCIAL INFORMATION

3	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations for the Three and Six Months Ended June 30, 2012 and 2011

4	Statements of Unaudited Condensed Consolidated Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011

5	Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2012 and December 31, 2011

6	Statements of Unaudited Condensed Consolidated Cash Flows for the Six Months Ended June 30, 2012 and 2011

7	Notes to Unaudited Condensed Consolidated Financial Statements

36	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

63	Item 3 – Quantitative and Qualitative Disclosures About Market Risk

64	Item 4 – Controls and Procedures

PART II – OTHER INFORMATION AND SIGNATURES

64	Item 1 – Legal Proceedings

65	Item 1A – Risk Factors

66	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

67	Item 4 – Mine Safety Disclosures

68	Item 6 – Exhibits

68	Signatures

69	Exhibit Index

Definitions

The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ArcelorMittal USA	ArcelorMittal USA LLC (including many of its North American affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)
ATO	Australian Taxation Office
AusQuest	AusQuest Limited
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
C.F.R.	Cost and Freight
CLCC	Cliffs Logan County Coal LLC
Cliffs Chromite Far North Inc.	Entity previously known as Spider Resources Inc.
Cliffs Chromite Ontario Inc.	Entity previously known as Freewest Resources Canada Inc.
Cockatoo Island	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
CQIM	Cilffs Quebec Iron Mining Limited
CSAPR	U.S. Cross-State Air Pollution Rule
DEP	U.S. Department of Environment Protection
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fe	Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
GAAP	Accounting principles generally accepted in the United States
GHG	Green house gas
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
Ispat	Ispat Inland Steel Company
LCM	Lower of cost or market
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
NO2	Nitrogen dioxide
Northshore	Northshore Mining Company
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits

Abbreviation or acronym	Term
Pinnacle	Pinnacle Mining Company, LLC
renewaFUEL	renewaFUEL, LLC (now known as Cliffs Michigan Biomass, LLC)
SEC	United States Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
2012 Equity Plan	Cliffs 2012 Incentive Equity Plan

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,546.6	$1,705.0	$2,747.5	$2,838.0
Freight and venture partners' cost reimbursements	79.4	100.8	143.2	151.0

	1,626.0	1,805.8	2,890.7	2,989.0
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,176.7)	(1,074.2)	(2,137.9)	(1,657.9)

SALES MARGIN	449.3	731.6	752.8	1,331.1
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(83.5)	(69.4)	(146.5)	(115.1)
Consolidated Thompson acquisition costs	-	(18.0)	-	(22.9)
Exploration costs	(29.1)	(18.2)	(47.9)	(28.8)
Miscellaneous - net	28.6	(8.2)	38.0	(4.4)

	(84.0)	(113.8)	(156.4)	(171.2)

OPERATING INCOME	365.3	617.8	596.4	1,159.9
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	-	50.4	0.3	106.7
Interest expense	(47.1)	(81.3)	(94.4)	(119.7)
Other non-operating income (expense)	(0.5)	2.9	3.0	5.9

	(47.6)	(28.0)	(91.1)	(7.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	317.7	589.8	505.3	1,152.8
INCOME TAX (EXPENSE) BENEFIT	(42.9)	(150.4)	167.9	(292.6)
EQUITY LOSS FROM VENTURES	(0.5)	(11.3)	(7.4)	(8.3)

INCOME FROM CONTINUING OPERATIONS	274.3	428.1	665.8	851.9
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(0.7)	(0.1)	(1.1)

NET INCOME	274.3	427.4	665.7	850.8
LESS: INCOME ATTRIBUTABLE TO
NONCONTROLLING INTEREST	16.3	18.3	31.9	18.3

NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$258.0	$409.1	$633.8	$832.5

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$1.81	$2.95	$4.45	$6.07
Discontinued operations	-	(0.01)	-	(0.01)

	$1.81	$2.94	$4.45	$6.06

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$1.81	$2.93	$4.44	$6.04
Discontinued operations	-	(0.01)	-	(0.01)

	$1.81	$2.92	$4.44	$6.03

AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	142,380	139,000	142,303	137,243
Diluted	142,814	139,783	142,762	137,987
CASH DIVIDENDS DECLARED PER SHARE	$0.63	$0.14	$0.91	$0.28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$258.0	$409.1	$633.8	$832.5
OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and OPEB liability	7.1	0.8	13.3	9.5
Unrealized net loss on marketable securities	(2.8)	(19.0)	(0.5)	(19.2)
Unrealized net gain (loss) on foreign currency translation	(17.4)	42.9	(6.5)	57.5
Unrealized net gain (loss) on derivative financial instruments	(4.4)	1.7	(0.6)	3.2

OTHER COMPREHENSIVE INCOME (LOSS)	(17.5)	26.4	5.7	51.0

LESS: OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1.5)	(0.4)	(3.0)	(0.9)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$239.0	$435.1	$636.5	$882.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159.2	$521.6
Accounts receivable	310.8	304.2
Inventories	741.0	475.7
Supplies and other inventories	237.0	216.9
Derivative assets	74.8	82.1
Other current assets	219.8	190.2

TOTAL CURRENT ASSETS	1,742.6	1,790.7
PROPERTY, PLANT AND EQUIPMENT, NET	10,882.1	10,524.6

OTHER ASSETS
Investments in ventures	531.2	526.6
Goodwill	1,166.1	1,152.1
Intangible assets, net	137.9	147.0
Deferred income taxes	522.2	209.5
Other non-current assets	212.2	191.2

TOTAL OTHER ASSETS	2,569.6	2,226.4

TOTAL ASSETS	$15,194.3	$14,541.7

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$385.2	$380.3
Accrued expenses	402.1	386.3
Taxes payable	49.2	324.5
Current portion of debt	369.7	74.8
Deferred revenue	123.4	126.6
Other current liabilities	204.7	200.8

TOTAL CURRENT LIABILITIES	1,534.3	1,493.3
POSTEMPLOYMENT BENEFIT LIABILITIES	634.2	665.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	231.4	222.0
DEFERRED INCOME TAXES	1,143.7	1,062.4
LONG-TERM DEBT	3,614.1	3,608.7
BELOW-MARKET SALES CONTRACTS, NET	98.5	111.8
OTHER LIABILITIES	330.6	338.0

TOTAL LIABILITIES	7,586.8	7,502.0
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2011 - 400,000,000);
Issued - 149,195,469 shares (2011 - 149,195,469 shares);
Outstanding - 142,488,633 shares (2011 - 142,021,718 shares)	18.5	18.5
Capital in excess of par value of shares	1,759.6	1,770.8
Retained earnings	4,929.4	4,424.3
Cost of 6,706,836 common shares in treasury (2011 - 7,173,751 shares)	(322.6)	(336.0)
Accumulated other comprehensive loss	(89.9)	(92.6)

TOTAL CLIFFS SHAREHOLDERS' EQUITY	6,295.0	5,785.0

NONCONTROLLING INTEREST	1,312.5	1,254.7

TOTAL EQUITY	7,607.5	7,039.7

TOTAL LIABILITIES AND EQUITY	$15,194.3	$14,541.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Six Months Ended June 30,
	2012	2011
CASH FLOW FROM CONTINUING OPERATIONS
OPERATING ACTIVITIES
Net income	$665.7	$850.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	249.4	186.6
Derivatives and currency hedges	9.0	(89.8)
Equity loss in ventures (net of tax)	7.4	8.3
Deferred income taxes	(259.2)	75.9
Changes in deferred revenue and below-market sales contracts	(23.2)	(98.1)
Other	(40.7)	10.1
Changes in operating assets and liabilities:
Receivables and other assets	(86.4)	7.1
Product inventories	(265.9)	(196.8)
Payables and accrued expenses	(288.9)	(29.1)

Net cash provided (used) by operating activities	(32.8)	725.0
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	-	(4,423.4)
Purchase of property, plant and equipment	(517.0)	(244.5)
Settlements in Canadian dollar foreign exchange contracts	-	93.1
Cost of Canadian dollar foreign exchange option	-	(22.3)
Investment in Consolidated Thompson senior secured notes	-	(125.0)
Investments in ventures	(11.9)	(1.3)
Proceeds from sale of assets	8.0	2.6

Net cash used by investing activities	(520.9)	(4,720.8)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	-	853.7
Net proceeds from issuance of senior notes	-	998.1
Borrowings on term loan	-	1,250.0
Borrowings on bridge credit facility	-	750.0
Repayment of bridge credit facility	-	(750.0)
Repayment of term loan	(25.0)	-
Debt issuance costs	-	(47.7)
Borrowings under revolving credit facility	550.0	-
Repayment under revolving credit facility	(225.0)	-
Repayment of Consolidated Thompson convertible debentures	-	(337.2)
Contributions by (to) joint ventures, net	31.5	(3.0)
Common stock dividends	(128.8)	(38.0)
Other financing activities	(11.1)	(16.5)

Net cash provided by financing activities	191.6	2,659.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.3)	7.8

DECREASE IN CASH AND CASH EQUIVALENTS	(362.4)	(1,328.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	521.6	1,566.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159.2	$238.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

See Note 20 - Cash Flow Information.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ended December 31, 2012 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2012 and December 31, 2011. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	June 30, 2012	December 31, 2011
Amapá	Investments in ventures	Equity Method	30	$493.4	$498.6
Cockatoo	Other liabilities	Equity Method	50	(16.7)	(15.0)
Hibbing	Other liabilities	Equity Method	23	(5.8)	(6.8)
Other	Investments in ventures	Equity Method	Various	37.8	28.0

				$508.7	$504.8

Immaterial Errors

In September 2011, we noted an error in the accounting for the 21 percent noncontrolling interest in the Empire mine. In accordance with applicable GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011 and June 30, 2011 and also immaterial for the quarterly report for the period ended September 30, 2011. Accordingly, all of the resulting adjustments were recorded prospectively in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. The impact of the immaterial error in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011 would have resulted in an increase in Income from Continuing Operations of $7.7 million and $16.1 million, respectively, and a decrease in Net Income Attributable to Cliffs Shareholders of $30.4 million and $67.9 million, respectively, or $0.22 and $0.49, respectively, to basic and diluted earnings per common share. These adjustments should be considered when comparing the operating results for the three and six months ended June 30, 2012 to the reported results for the three and six months ended June 30, 2011, as such adjustments are not reflected in the operating results reported for the three and six months ended June 30, 2011.

Discontinued Operations

On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. As we continued to successfully grow our core iron ore mining business, the decision to sell our interest in the renewaFUEL operations was made to allow our management focus and allocation of capital resources to be deployed. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition, LLC. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We recorded a loss of $0.1 million as Loss From Discontinued Operations in the Statements of Unaudited Condensed Consolidated Operations for the six months ended June 30, 2012. This compares to losses of $0.7 million and $1.1 million for the three and six months ended June 30, 2011.

Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC. There have been changes in our significant accounting policies from those disclosed therein. As disclosed in the March 31, 2012 Form 10-Q, the following significant accounting policies have been included within the disclosures below.

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

Iron ore sales are recorded at a sales price specified in the relevant supply agreements resulting in revenue and a receivable at the time of sale. Upon revenue recognition for provisionally priced sales, a freestanding derivative is created for the difference between the sales price used and expected future settlement price. The derivative, which does not qualify for hedge accounting, is adjusted to fair value through Product revenues as a revenue adjustment each reporting period based upon current market data and forward-looking estimates determined by management until the final sales price is determined. The principal risks associated with recognition of sales on a provisional basis include iron ore price fluctuations between the date initially recorded and the date of final settlement. For revenue recognition, we estimate the future settlement rate; however, if significant changes in iron ore prices occur between the provisional pricing date and the final settlement date, we could be required to either return a portion of the sales proceeds received or bill for the additional sales proceeds due based on the provisional sales price. Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

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

Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers in Freight and venture partners’ cost reimbursements separate from Product revenues. Revenue is recognized for the expected reimbursement of services when the services are performed.

Costs of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations. Operating expenses within this line item primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected in the noncontrolling partner participant. As we are responsible for product fulfillment, we act as a principal in the transaction and, accordingly, record revenue under these arrangements on a gross basis.

Where we have joint ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced.

Recent Accounting Pronouncements

In May 2011, the FASB amended the guidance on fair value as a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework. The amended fair value framework provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The significant amendments to the fair value measurement guidance and the new disclosure requirements include: (1) the highest and best use and valuation premise for nonfinancial assets; (2) the application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risks; (3) premiums or discounts in fair value measurement; (4) fair value of an instrument classified in a reporting entity’s shareholders’

equity; (5) for Level 3 measurements, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and a narrative description of the sensitivity of the fair value to changes in the unobservable inputs and interrelationships between those inputs; and (6) the level in the fair value hierarchy of items that are not measured at fair value in the Statement of Financial Position but whose fair value must be disclosed. The new guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted the amended guidance as of January 1, 2012. Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

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

The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not reported separately.

We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2012 and 2011:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenues from product sales and services:
U.S. Iron Ore	$705.0	43%	$885.2	49%	$1,146.7	40%	$1,395.3	47%
Eastern Canadian Iron Ore	303.9	19%	297.6	16%	524.6	18%	424.9	14%
North American Coal	209.2	13%	159.7	9%	399.2	14%	324.7	11%
Asia Pacific Iron Ore	361.3	22%	381.6	21%	721.1	25%	727.0	24%
Other	46.6	3%	81.7	5%	99.1	3%	117.1	4%

Total revenues from product sales and services for reportable segments	$1,626.0	100%	$1,805.8	100%	$2,890.7	100%	$2,989.0	100%

Sales margin:
U.S. Iron Ore	$286.1		$441.1		$452.9		$802.4
Eastern Canadian Iron Ore	11.7		68.0		(2.6)		102.5
North American Coal	(9.6)		(14.8)		5.0		(17.7)
Asia Pacific Iron Ore	146.8		205.0		271.9		400.8
Other	14.3		32.3		25.6		43.1

Sales margin	449.3		731.6		752.8		1,331.1
Other operating expense	(84.0)		(113.8)		(156.4)		(171.2)
Other expense	(47.6)		(28.0)		(91.1)		(7.1)

Income from continuing operations before income taxes and equity loss from ventures	$317.7		$589.8		$505.3		$1,152.8

Depreciation, depletion and amortization:
U.S. Iron Ore	$23.8		$22.2		$47.0		$39.5
Eastern Canadian Iron Ore	38.6		31.5		76.5		41.3
North American Coal	24.3		20.8		44.4		42.4
Asia Pacific Iron Ore	39.8		24.9		69.8		48.9
Other	5.6		7.4		11.7		14.5

Total depreciation, depletion and amortization	$132.1		$106.8		$249.4		$186.6

Capital additions (1):
U.S. Iron Ore	$28.1		$55.7		$62.9		$87.3
Eastern Canadian Iron Ore	177.3		60.7		307.9		64.2
North American Coal	32.7		28.5		71.8		56.0
Asia Pacific Iron Ore	16.9		58.0		126.2		83.3
Other	11.1		3.5		50.7		6.6

Total capital additions	$266.1		$206.4		$619.5		$297.4

(1) Includes capital lease additions and non-cash accruals. Refer to NOTE 20 – CASH FLOW INFORMATION

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2012	December 31, 2011
Segment assets:
U.S. Iron Ore	$1,915.4	$1,691.8
Eastern Canadian Iron Ore	8,138.3	7,973.1
North American Coal	1,908.2	1,814.4
Asia Pacific Iron Ore	1,859.4	1,511.2
Other	1,045.2	1,017.6

Total segment assets	14,866.5	14,008.1
Corporate	327.8	533.6

Total assets	$15,194.3	$14,541.7

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2012 and December 31, 2011:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$10.1	Derivative assets (current)	$5.2	Other current liabilities	$9.5	Other current liabilities	$3.5

Total derivatives designated as hedging instruments under ASC 815		$10.1		$5.2		$9.5		$3.5

Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets (current)	$-	Derivative assets (current)	$2.8		$-		$-
Customer Supply Agreements	Derivative assets (current)	61.4	Derivative assets (current)	72.9		-		-
Provisional Pricing Arrangements	Derivative assets (current)	3.3	Derivative assets (current)	1.2	Other current liabilities	15.8	Other current liabilities	19.5
	Accounts receivable	19.2	Accounts receivable	83.8		-		-

Total derivatives not designated as hedging instruments under ASC 815		$83.9		$160.7		$15.8		$19.5

Total derivatives		$94.0		$165.9		$25.3		$23.0

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

We use foreign currency exchange derivatives to hedge our foreign currency exposure for a portion of our Australian dollar sales receipts and our Canadian dollar operating costs. For our Australian operations, U.S. dollars are converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. For our Canadian operations, U.S. dollars are converted to Canadian dollars at the exchange rate in effect for the period the operating costs are incurred. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and U.S. and Canadian currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment, and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

As of June 30, 2012, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $425.0 million and $558.0 million, respectively, in the form of forward contracts with varying maturity dates ranging from July 2012 to June 2013. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $400.0 million as of December 31, 2011. There were no outstanding Canadian foreign currency exchange contracts as of December 31, 2011, as we did not begin entering into Canadian foreign currency exchange contracts until January 2012.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and as of June 30, 2012 and 2011, there was no material ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that losses of $5.6 million and $5.2 million, respectively, will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments in Accumulated other comprehensive loss and the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012 and 2011:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three months ended June 30,			Three months ended June 30,
	2012	2011		2012	2011
Australian Dollar Foreign Exchange Contracts (hedge designation)	$2.1	$3.0	Product revenue	$(0.4)	$0.8
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(5.9)	—	Cost of goods sold and operating expenses	(0.2)	—
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Product revenue	—	0.5

Total	$(3.8)	$3.0		$(0.6)	$1.3

	Six months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Australian Dollar Foreign Exchange Contracts (hedge designation)	$5.1	$4.9	Product revenue	$2.7	$1.0
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(5.2)	—	Cost of goods sold and operating expenses	0.3	—
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Product revenue	—	0.7

Total	$(0.1)	$4.9		$3.0	$1.7

Interest Rate Risk Management

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. These instruments did not have a material impact on our financial statements as of and for the three and six months ended June 30, 2012.

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

As a result of discontinuing hedge accounting, the instruments were marked to fair value each reporting period through Changes in fair value of foreign currency contracts, net in the Statements of Unaudited Condensed Consolidated Operations. For the six months ended June 30, 2012, the change in fair value of the foreign currency contracts resulted in net gains of $0.3 million based on the Australian to U.S. dollar spot rate change until maturity. This compares with the net gains of $7.0 million and $11.4 million for the three and six months ended June 30, 2011, respectively, based on the Australian to U.S. dollar spot rate of 1.07 at June 30, 2011. The amounts that previously were recorded as a component of Accumulated other comprehensive loss were reclassified to earnings with a corresponding realized gain or loss recognized in the same period the forecasted transaction affected earnings.

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

During the first half of 2011, swaps were executed in order to extend the maturity dates of certain of the forward contracts through the consummation of the Consolidated Thompson acquisition and the repayment of the Consolidated Thompson convertible debentures. These swaps and the maturity of the forward contracts resulted in net realized gains of $41.5 million and $93.1 million, respectively, recognized through Changes in fair value of foreign currency contracts, net in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2011.

Customer Supply Agreements

Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The price adjustment factors vary based on the agreement but typically include adjustments based upon changes in international pellet prices and changes in specified Producer Price indices including those for all commodities, industrial commodities, energy and steel. The adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $42.6 million and $82.0 million, respectively, as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, related to the supplemental payments. This compares with Product revenues of $46.5 million and $71.1 million, respectively, for the comparable periods in 2011. Derivative assets, representing the fair value of the pricing factors, were $61.4 million and $72.9 million, respectively, in the June 30, 2012 and December 31, 2011 Statements of Unaudited Condensed Consolidated Financial Position.

Provisional Pricing Arrangements

Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $2.0 million as current Derivative assets and $4.2 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2012 related to our estimate of final sales price with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales price based on the price calculations established in the supply agreements. As a result, we recognized a net $2.2 million as a decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012 related to these arrangements. There were no amounts recognized related to these arrangements for the three and six months ended June 30, 2011.

In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms. As a result, in the current period we recorded certain shipments made to one of our U.S. Iron Ore customers based on an agreed-upon provisional price. The shipments will continue to be recorded based on the provisional price until settlement of the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three and six months ended June 30, 2012, we had shipments to one U.S. Iron Ore customer under a supply agreement in which components of the pricing calculations are still being finalized. We recognized $96.1 million as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, under these pricing provisions for certain shipments to the U.S. Iron Ore customer. For the three and six months ended June 30, 2011, $289.4 million and $309.4 million, respectively, were realized due to provisional pricing settlements. At June 30, 2012, we have recorded a $1.3 million Derivative asset and an $11.6 million derivative liability included in Other current liabilities, in the Statements of Unaudited Condensed Consolidated Financial Position related to this arrangement. As of June 30, 2012, we also have derivatives of $19.2 million classified as Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we have provisionally agreed upon with the U.S. Iron Ore customer until a final price settlement is reached. At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities included in Other current liabilities and $83.8 million Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position related to these type of provisional pricing arrangements with various U.S. Iron Ore and Eastern Canadian Iron Ore customers.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012 and 2011:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign Exchange Contracts	Product Revenues	$-	$2.6	$-	$3.2
Foreign Exchange Contracts	Other Income (Expense)	-	48.5	0.3	104.5
Customer Supply Agreements	Product Revenues	42.6	46.5	82.0	71.1
Provisional Pricing Arrangements	Product Revenues	98.3	289.4	98.3	309.4

Total		$140.9	$387.0	$180.6	$488.2

Refer to NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 – INVENTORIES

The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2012 and December 31, 2011:

	(In Millions)
	June 30, 2012			December 31, 2011
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$290.8	$36.8	$327.6	$100.2	$8.5	$108.7
Eastern Canadian Iron Ore	103.6	50.8	154.4	96.2	43.0	139.2
North American Coal	61.7	90.2	151.9	19.7	110.5	130.2
Asia Pacific Iron Ore	27.2	57.2	84.4	57.2	21.6	78.8
Other	21.5	1.2	22.7	18.0	0.8	18.8

Total	$504.8	$236.2	$741.0	$291.3	$184.4	$475.7

At our North American Coal operating segment, we recorded lower of cost or market inventory charges of $8.6 million and $9.9 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, respectively, due to the softening in the market prices for coal. No lower of cost or market inventory adjustments were recorded for the three and six months ended June 30, 2011.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table indicates the value of each of the major classes of our consolidated depreciable assets as of June 30, 2012 and December 31, 2011:

	(In Millions)
	June 30, 2012	December 31, 2011
Land rights and mineral rights	$7,964.1	$7,918.9
Office and information technology	63.9	67.0
Buildings	144.7	132.2
Mining equipment	1,123.2	1,323.8
Processing equipment	1,998.3	1,441.8
Railroad equipment	241.5	164.3
Electric power facilities	58.2	57.9
Port facilities	125.0	64.1
Interest capitalized during construction	27.6	22.5
Land improvements	31.8	30.4
Other	32.5	43.2
Construction in progress	667.0	615.4

	12,477.8	11,881.5
Allowance for depreciation and depletion	(1,595.7)	(1,356.9)

	$10,882.1	$10,524.6

We recorded depreciation and depletion expense of $125.8 million and $237.2 million in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, respectively. This compares with depreciation and depletion expense of $98.4 million and $170.1 million for the three and six months ended June 30, 2011.

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

The acquisition of Consolidated Thompson reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces iron ore concentrate of high quality. WISCO is a 25 percent partner in the Bloom Lake mine. We also own additional development properties, primarily Lamêlée and Peppler Lake, in Quebec. All of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition also is expected to further diversify our existing customer base.

The following table summarizes the consideration paid for Consolidated Thompson and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We finalized the purchase price allocation for the acquisition of Consolidated Thompson during the second quarter of 2012.

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$4,554.0	$4,554.0	$-

Fair value of total consideration transferred	$4,554.0	$4,554.0	$-

Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$130.6	$130.6	$-
Accounts receivable	102.8	102.4	(0.4)
Product inventories	134.2	134.2	-
Other current assets	35.1	35.1	-
Mineral rights	4,450.0	4,825.6	375.6
Property, plant and equipment	1,193.4	1,193.4	-
Intangible assets	2.1	2.1	-

Total identifiable assets acquired	6,048.2	6,423.4	375.2
LIABILITIES:
Accounts payable	(13.6)	(13.6)	-
Accrued liabilities	(130.0)	(123.8)	6.2
Convertible debentures	(335.7)	(335.7)	-
Other current liabilities	(41.8)	(47.9)	(6.1)
Long-term deferred tax liabilities	(831.5)	(1,041.8)	(210.3)
Senior secured notes	(125.0)	(125.0)	-
Capital lease obligations	(70.7)	(70.7)	-
Other long-term liabilities	(25.1)	(32.8)	(7.7)

Total identifiable liabilities assumed	(1,573.4)	(1,791.3)	(217.9)

Total identifiable net assets acquired	4,474.8	4,632.1	157.3
Noncontrolling interest in Bloom Lake	(947.6)	(1,075.4)	(127.8)
Goodwill	1,026.8	997.3	(29.5)

Total net assets acquired	$4,554.0	$4,554.0	$-

Included in the changes to the initial purchase price allocation for Consolidated Thompson, which was performed during the second quarter of 2011, are changes recorded in the first quarter of 2012, when we further refined the fair value of the assets acquired and liabilities assumed. The acquisition date fair value was adjusted to record a $16.4 million increase related to pre-acquisition date Quebec mining duties tax. We recorded $6.1 million and $10.3 million as increases to current and long-term liabilities, respectively. This resulted in a reduction of our calculated minimum distribution payable to the minority partner by $2.6 million. These adjustments resulted in a net $13.8 million increase to our goodwill during the period. As our fair value estimates remained materially unchanged from December 31, 2011, the immaterial adjustments made to the initial purchase price allocation during the first quarter of 2012 were recorded in that period. All other changes to the initial allocation were recorded retrospectively to the acquisition date. During the second quarter of 2012, no further adjustments were recorded.

During 2011, subsequent to the initial purchase price allocation for Consolidated Thompson, we adjusted the fair values of the assets acquired and liabilities assumed. Based on this process, the acquisition date fair value of the Consolidated Thompson mineral rights, deferred tax liability and noncontrolling interest in Bloom Lake were adjusted to $4,825.6 million, $1,041.8 million and $1,075.4 million, respectively, in the revised purchase price allocation during the fourth quarter of 2011. The change in mineral rights was caused by further refinements to the valuation model, most specifically as it related to potential tax structures that have value from a market participant standpoint and the risk premium used in determining the discount rate. The change in the deferred tax liability primarily was a result of the movement in the mineral rights value and obtaining additional detail of the acquired tax basis in the acquired assets and liabilities. Finally, the change in the noncontrolling interest in Bloom Lake was due to the change in mineral rights and a downward adjustment to the discount for lack of control being used in the valuation. A complete comparison of the initial and revised final purchase price allocation has been provided in the table above.

The fair value of the noncontrolling interest in the assets acquired and liabilities assumed in Bloom Lake has been allocated proportionately, based upon WISCO’s 25 percent interest in Bloom Lake. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect the noncontrolling interest discount.

The $997.3 million of goodwill resulting from the acquisition has been assigned to our Eastern Canadian Iron Ore business segment through the CQIM reporting unit. Management believes the goodwill recognized primarily is attributable to the proximity to our existing Canadian operations and potential for future expansion in Eastern Canada, which will allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.

The following unaudited consolidated pro forma information summarizes the results of operations for the three and six months ended June 30, 2011 as if the Consolidated Thompson acquisition and the related financing had been completed as of January 1, 2010. The pro forma information gives effect to actual operating results prior to the acquisition. The unaudited consolidated pro forma information does not purport to be indicative of the results that actually would have been obtained if the acquisition of Consolidated Thompson had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except Per Common Share)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2011	2011
REVENUES FROM PRODUCT SALES AND SERVICES	$2,065.0	$3,343.8
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$418.4	$810.1
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$3.01	$5.90
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$2.99	$5.87

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the six months ended June 30, 2012 and the year ended December 31, 2011:

	(In Millions)
	June 30, 2012						December 31, 2011 (1)
	U.S.	Eastern Canadian	North American	Asia Pacific			U.S.	Eastern Canadian	North American	Asia Pacific
	Iron Ore	Iron Ore	Coal	Iron Ore	Other	Total	Iron Ore	Iron Ore	Coal	Iron Ore	Other	Total
Beginning Balance	$2.0	$986.2	$-	$83.0	$80.9	$1,152.1	$2.0	$3.1	$27.9	$82.6	$80.9	$196.5
Arising in business combinations	-	13.8	-	-	-	13.8	-	983.5	(0.1)	-	-	983.4
Impairment	-	-	-	-	-	-	-	-	(27.8)	-	-	(27.8)
Impact of foreign currency translation	-	-	-	0.2	-	0.2	-	-	-	0.4	-	0.4
Other	-	-	-	-	-	-	-	(0. 4)	-	-	-	(0.4)

Ending Balance	$2.0	$1,000.0	$-	$83.2	$80.9	$1,166.1	$2.0	$986.2	$-	$83.0	$80.9	$1,152.1

(1) Represents a 12-Month rollforward of our goodwill by reportable unit at December 31, 2011.

Goodwill is not subject to amortization and is tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

Other Intangible Assets and Liabilities

Following is a summary of intangible assets and liabilities as of June 30, 2012 and December 31, 2011:

	(In Millions)
		June 30, 2012			December 31, 2011
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$134.5	$(26.8)	$107.7	$134.3	$(23.2)	$111.1
Utility contracts	Intangible assets, net	54.7	(26.9)	27.8	54.7	(21.3)	33.4
Leases	Intangible assets, net	5.5	(3.1)	2.4	5.5	(3.0)	2.5

Total intangible assets		$194.7	$(56.8)	$137.9	$194.5	$(47.5)	$147.0

Below-market sales contracts	Other current liabilities	$(46.0)	$-	$(46.0)	$(77.0)	$24.3	$(52.7)
Below-market sales contracts	Below-market sales contracts	(250.7)	152.2	(98.5)	(252.3)	140.5	(111.8)

Total below-market sales contracts		$(296.7)	$152.2	$(144.5)	$(329.3)	$164.8	$(164.5)

The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Leases	1.5 - 4.5

Amortization expense relating to intangible assets was $4.5 million and $9.3 million, respectively, for the three and six months ended June 30, 2012, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $4.7 million and $9.6 million, respectively, for the comparable periods in 2011. The estimated amortization expense relating to intangible assets for the remainder of 2012 and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2012 (remaining six months)	$9.0
2013	17.9
2014	17.9
2015	6.0
2016	6.0
2017	6.0

Total	$62.8

The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which have remaining lives ranging from two to five years. For the three and six months ended June 30, 2012, we recognized $14.7 million and $16.6 million, respectively, in Product revenues related to the below-market sales contracts, compared with $16.6 million and $23.7 million, respectively, for the three and six months ended June 30, 2011. The following amounts are estimated to be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2012 (remaining six months)	$29.4
2013	46.0
2014	23.1
2015	23.0
2016	23.0
2017	-

Total	$144.5

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the assets and liabilities of the Company measured at fair value at June 30, 2012 and December 31, 2011:

	(In Millions)
	June 30, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$25.0	$-	$-		$25.0
Derivative assets	-	-	83.9	(1)	83.9
International marketable securities	25.0	-	-		25.0
Foreign exchange contracts	-	10.1	-		10.1

Total	$50.0	$10.1	$83.9		$144.0

Liabilities:
Derivative liabilities	$-	$-	$15.8		$15.8
Foreign exchange contracts	-	9.5	-		9.5

Total	$-	$9.5	$15.8		$25.3

	(In Millions)
	December 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$351.2	$-	$-		$351.2
Derivative assets	-	-	157.9	(1)	157.9
International marketable securities	27.1	-	-		27.1
Foreign exchange contracts	-	8.0	-		8.0

Total	$378.3	$8.0	$157.9		$544.2

Liabilities:
Derivative liabilities	$-	$-	$19.5		$19.5
Foreign exchange contracts	-	3.5	-		3.5

Total	$-	$3.5	$19.5		$23.0

(1)

Derivative assets includes $19.2 million and $83.8 million, respectively, classified as Accounts receivable in the Statement of Unaudited Condensed Consolidated Financial Position as of June 30, 2012 and December 31, 2011. Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Financial assets classified in Level 1 at June 30, 2012 and December 31, 2011 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2012 and December 31, 2011, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.

The derivative financial assets classified within Level 3 at June 30, 2012 and December 31, 2011 include a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.

The Level 3 derivative assets and liabilities at June 30, 2012 also consisted of derivatives related to certain supply agreements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined.

In the second quarter of 2011, we revised the inputs used to determine the fair value of these derivatives to include 2011 published pricing indices and settlements realized by other companies in the industry. Prior to this change, the fair value primarily was determined based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2011. Based on these changes to the inputs used in the determination of the fair value, we transferred $20.0 million of derivative assets from a Level 3 classification to a Level 2 classification within the fair value hierarchy in the second quarter of 2011.

The Level 3 derivative assets and liabilities at December 31, 2011 also consisted of derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms as a result of the elimination of historical benchmark pricing. As a result, we record certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers based on an agreed-upon provisional price with the customer until final settlement on the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three and six months ended June 30, 2012, we had certain shipments to customers under supply agreements in which components of the pricing calculations are still being finalized. As a result, we have recorded certain shipments made during 2012 on a provisional basis until final settlement is reached. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period.

The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at 6/30/12	Balance Sheet Location	Valuation Technique	Unobservable Input	Range (Weighted Average)
Provisional Pricing Arrangement	$3.3	Derivative Assets	Market Approach	Managements Estimate of 62% Fe	$140-$160 ($148)
	$19.2	Accounts receivable
	$15.8	Other current liabilities
Customer Supply Agreement	$61.4	Derivative Assets	Market Approach	Hot-Rolled Steel Estimate	$650-$775 ($675)

The significant unobservable input used in the fair value measurement of the reporting entity’s provisional pricing arrangements is management’s estimate of 62% Fe price that is estimated based upon current market data, including historical seasonality and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value.

The significant unobservable input used in the fair value measurement of the reporting entity’s customer supply agreements is the future hot-rolled steel price. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.

These significant estimates are determined by a collaboration of our commercial, finance and treasury departments and are reviewed by management.

Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no material financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 or December 31, 2011.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the first half of 2012 or 2011. As noted above, there was a transfer from Level 3 to Level 2 in the second quarter of 2011, as reflected in the table below. The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$69.2	$68.1	$157.9	$45.6
Total gains
Included in earnings	61.4	46.5	104.7	91.1
Included in other comprehensive income	-	-	-	-
Settlements	(46.7)	(30.6)	(178.7)	(52.7)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	(20.0)	-	(20.0)

Ending balance - June 30	$83.9	$64.0	$83.9	$64.0

Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$61.4	$46.5	$104.7	$91.1

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$(1.1)	$-	$(19.5)	$-
Total losses
Included in earnings	(14.7)	-	(15.8)	-
Included in other comprehensive income	-	-	-	-
Settlements	-	-	19.5	-
Transfers into Level 3	-		-
Transfers out of Level 3	-	-	-	-

Ending balance - June 30	$(15.8)	$-	$(15.8)	$-

Total losses for the period included in earnings attributable to the change in unrealized losses on assets still held at the reporting date	$(14.7)	$-	$(15.8)	$-

Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012 and 2011.

The carrying amount for certain financial instruments (e.g. Accounts receivable, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at June 30, 2012 and December 31, 2011 were as follows:

		(In Millions)
		June 30, 2012		December 31, 2011
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Receivables:
Customer supplemental payments	Level 2	$11.1	$10.5	$22.3	$20.8
ArcelorMittal USA—Receivable	Level 2	23.0	26.2	26.5	30.7
Other	Level 2	10.1	10.1	10.0	10.0

Total receivables		$44.2	$46.8	$58.8	$61.5

Long-term debt:
Term loan—$1.25 billion	Level 2	$847.3	$847.3	$897.2	$897.2
Senior notes—$700 million	Level 2	699.4	753.8	699.3	726.4
Senior notes—$1.3 billion	Level 2	1,289.3	1,526.4	1,289.2	1,399.4
Senior notes—$400 million	Level 2	398.1	461.5	398.0	448.8
Senior notes—$55 million	Level 2	55.0	62.1	325.0	348.7
Revolving loan	Level 2	325.0	325.0	—	—

Total long-term debt		$3,614.1	$3,976.1	$3,608.7	$3,820.5

The fair value of the long-term receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.

The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of June 30, 2012 and December 31, 2011, a receivable of $11.1 million and $22.3 million, respectively, have been recorded in Other non-current assets in the Statement of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. The fair value of the receivable of $10.5 million and $20.8 million at June 30, 2012 and December 31, 2011, respectively, is based on a discount rate of 3.29 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $23.0 million and $26.5 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the receivable of $26.2 million and $30.7 million at June 30, 2012 and December 31, 2011, respectively, is based on a discount rate of 2.12 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

NOTE 9 – DEBT AND CREDIT FACILITIES

The following represents a summary of our long-term debt as of June 30, 2012 and December 31, 2011:

($ in Millions)
June 30, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.37%	2016	$947.0	(1)	$947.0	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.1	(5)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.20%	2016	1,750.0		325.0	(6)

Total debt				$5,422.0		$3,983.8

Less current portion						369.7

Long-term debt						$3,614.1

December 31, 2011
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.40%	2016	$972.0	(1)	$972.0	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.3	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.1	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.0	(5)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	-	2016	1,750.0		-	(6)

Total				$5,447.0		$3,683.5

Less current portion						74.8

Long-term debt						$3,608.7

(1) As of June 30, 2012 and December 31, 2011, $303.0 million and $278.0 million, respectively, had been paid down on the original $1.25 billion term loan and, of the remaining term loan, $99.7 million and $74.8 million, respectively, was classified as Current portion of debt. The current classification is based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2) As of June 30, 2012 and December 31, 2011, the $700 million 4.88 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million and $0.7 million, respectively, based on an imputed interest rate of 4.89 percent.

(3) As of June 30, 2012 and December 31, 2011, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.9 million and $0.9 million, respectively, based on an imputed interest rate of 4.83 percent.

(4) As of June 30, 2012 and December 31, 2011, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.8 million and $9.9 million, respectively, based on an imputed interest rate of 6.38 percent.

(5) As of June 30, 2012 and December 31, 2011, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.9 million and $2.0 million, respectively, based on an imputed interest rate of 5.98 percent.

(6) As of June 30, 2012 and December 31, 2011, $325.0 million and no revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $23.1 million and $23.5 million for each period, respectively, thereby reducing available borrowing capacity to $1.4 billion and $1.73 billion for each period, respectively.

The terms of the private placement senior notes, term loan and credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the credit agreement, as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270 million private placement senior notes due 2013) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended credit agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). As of June 30, 2012 and December 31, 2011, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facilities. The terms of the senior notes due in 2020, 2021 and 2040 contain certain customary covenants; however, there are no financial covenants.

Short-term Facilities

Asia Pacific Iron Ore maintains a bank contingent instrument facility and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$40.0 million ($41.0 million) in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of June 30, 2012, the outstanding bank guarantees under this facility totaled A$24.9 million ($25.5 million), thereby reducing borrowing capacity to A$15.1 million ($15.4 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The facility agreement contains certain customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of June 30, 2012, and December 31, 2011, we were in compliance with these financial covenants.

Letters of Credit

In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of June 30, 2012 and December 31, 2011, these letter of credit obligations totaled $95.3 million and $95.0 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended and restated multicurrency credit agreement.

Debt Maturities

Maturities of debt instruments, excluding borrowings on the revolving credit facility, based on the principal amounts outstanding at June 30, 2012, total approximately $49.8 million in 2012, $369.7 million in 2013, $124.6 million in 2014, $428.8 million in 2015, $299.1 million in 2016 and $2.4 billion thereafter.

NOTE 10 – LEASE OBLIGATIONS

We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $6.2 million and $12.5 million, respectively, for the three and six months ended June 30, 2012, compared with $7.9 million and $13.7 million, respectively, for the same periods in 2011.

Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2012 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2012 (July 1 - December 31)	$40.2		$11.7
2013	72.1		23.5
2014	66.7		19.6
2015	55.5		12.7
2016	39.9		9.5
2017 and thereafter	123.0		30.2

Total minimum lease payments	$397.4		$107.2

Amounts representing interest	90.5

Present value of net minimum lease payments	$306.9	(1)

(1)

The total is comprised of $53.4 million and $253.5 million classified as Other current liabilities and Other liabilities , respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2012.

NOTE 11 – ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS

We had environmental and mine closure liabilities of $244.1 million and $235.7 million at June 30, 2012 and December 31, 2011, respectively. The following is a summary of the obligations as of June 30, 2012 and the year ended December 31, 2011:

	(In Millions)
	June 30, 2012	December 31, 2011
Environmental	$14.5	$15.5
Mine closure
LTVSMC	16.9	16.5
Operating mines:
U.S Iron Ore	77.9	74.3
Eastern Canadian Iron Ore	71.5	68.0
North American Coal	37.5	36.3
Asia Pacific Iron Ore	16.8	16.3
Other	9.0	8.8

Total mine closure	229.6	220.2

Total environmental and mine closure obligations	244.1	235.7
Less current portion	12.7	13.7

Long term environmental and mine closure obligations	$231.4	$222.0

Mine Closure

Our mine closure obligations are for our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our six operating North American coal mines, our Asia Pacific operating iron ore mine, the coal mine at Sonoma and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2012 and the year ended December 31, 2011:

	(In Millions)
	June 30, 2012	December 31, 2011(1)
Asset retirement obligation at beginning of period	$203.7	$168.3
Accretion expense	8.9	16.1
Exchange rate changes	0.1	0.1
Revision in estimated cash flows	-	5.9
Payments	-	(0.7)
Acquired through business combinations	-	14.0

Asset retirement obligation at end of period	$212.7	$203.7

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2011.

NOTE 12 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2012 and 2011:

Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$8.0	$5.2	$16.0	$11.0
Interest cost	12.3	12.2	24.3	25.8
Expected return on plan assets	(15.0)	(13.7)	(29.8)	(29.2)
Amortization:
Prior service costs	0.9	1.0	1.9	2.2
Net actuarial loss	7.6	4.8	15.0	10.0

Net periodic benefit cost	$13.8	$9.5	$27.4	$19.8

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$3.9	$2.3	$7.5	$4.7
Interest cost	5.4	5.3	10.6	11.2
Expected return on plan assets	(4.3)	(3.7)	(8.6)	(8.0)
Amortization:
Prior service costs	0.8	0.2	1.5	0.8
Net actuarial loss	2.7	2.9	5.6	5.8

Net periodic benefit cost	$8.5	$7.0	$16.6	$14.5

We made pension contributions of $7.6 million and $24.9 million for the three and six months ended June 30, 2012, respectively, compared to pension contributions of $3.5 million and $27.3 million for the three and six months ended June 30, 2011, respectively. OPEB contributions were $21.9 million for each of the six months ended June 30, 2012 and 2011.

NOTE 13 – STOCK COMPENSATION PLANS

Employees’ Plans

On March 12, 2012, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder-approved ICE Plan for the performance period 2012 – 2014. A total of 426,610 shares were granted under the award, consisting of 312,540 performance shares and 114,070 restricted share units.

For the outstanding ICE Plan award agreements, each performance share, if earned, entitles the holder to receive a number of common shares or cash within the range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2010 – 2012 performance period and 2011 – 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period, and 2) three-year cumulative free cash flow. The relative TSR for the 2010 – 2012 performance period is measured against a predetermined peer group of mining and metals companies and for the 2011 – 2013 performance period is measured against the constituents of the S & P Metals and Mining ETF Index on the last day of trading of the incentive period. Performance for the 2012 – 2014 performance period is measured on the basis of relative TSR for the period and measured against the constituents of the S & P Metals and Mining ETF Index on the last day of trading of the incentive period. The final payout for the 2010 – 2012 performance period will vary from zero to 150 percent of the original grant. The final payouts for the 2011 – 2013 performance period and the 2012 – 2014 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period for the performance shares, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.

Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock, performance units and retention units granted to a participant will vest and become nonforfeitable and will be paid out in cash.

Our Board of Directors approved the new 2012 Equity Plan on March 13, 2012 and our shareholders approved it on May 8, 2012 effective as of March 13, 2012. The new 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6,000,000. A total of 11,425 shares were granted under the 2012 Equity Plan as of June 30, 2012.

The ICE Plan was terminated on May 8, 2012 and no shares will be issued from the ICE Plan as of this date. Upon termination of the ICE Plan, all awards previously granted under the ICE Plan shall continue in full force and effect in accordance with the terms of the award.

Determination of Fair Value

The fair value of each grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historic and projected stock prices was developed for both the Company and our predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved.

The expected term of the grant represents the time from the grant date to the end of the service period for each of the three plan-year agreements. We estimate the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance plans.

The following assumptions were utilized to estimate the fair value for the first quarter of 2012 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 12, 2012	$63.62	2.80	56.0%	0.45%	3.93%	77.78	122.26%

The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under either the ICE Plan or 2012 Equity Plan vest over a period of three years.

NOTE 14 – INCOME TAXES

The estimated annual effective tax rate is affected by recurring items, such as depletion, tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In the first quarter of 2012 the Australian government enacted the MRRT. The impact of this legislation was recorded as a discrete item and had a net financial statement tax benefit of $314.7 million and was a 20.7% benefit to the estimated annual effective tax rate. Additionally, currency elections made in the first quarter of 2012 impacted the remeasurement of deferred tax assets and liabilities and a discrete item was recorded that resulted in a net tax expense of $60.5 million. Finally, an agreement was reached with the taxing authorities in the current period resulting in a reversal of a prior liability for an uncertain tax position, the financial statement impact of which was an income tax benefit of $26.9 million.

NOTE 15 – CAPITAL STOCK

Dividends

A $0.14 per share cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders of record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011 and December 1, 2011 to shareholders of record as of the close of business on August 15, 2011 and November 18, 2011, respectively. Additionally, the increased cash dividend was paid on March 1, 2012 to shareholders of record as of the close of business on February 15, 2012. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend was paid on June 1, 2012 to shareholders of record as of the close of business on April 27, 2012.

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

NOTE 16 – SHAREHOLDERS’ EQUITY

The following table reflects the changes in shareholders’ equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 75 percent, 85 percent and 79 percent, respectively, for the six months ended June 30, 2012 and June 30, 2011:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2011	$5,785.0	$1,254.7	$7,039.7
Comprehensive income
Net income	633.8	31.9	665.7
Other comprehensive income	2.7	3.0	5.7

Total comprehensive income	636.5	34.9	671.4
Stock and other incentive plans	2.3	-	2.3
Common stock dividends	(128.8)	-	(128.8)
Undistributed gains to noncontrolling interest	-	8.6	8.6
Capital contribution by noncontrolling interest to subsidiary	-	22.3	22.3
Acquisition of controlling interest	-	(8.0)	(8.0)

June 30, 2012	$6,295.0	$1,312.5	$7,607.5

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2010	$3,845.9	$(7.2)	$3,838.7
Comprehensive income
Net income	832.5	18.3	850.8
Other comprehensive income	50.1	0.9	51.0

Total comprehensive income	882.6	19.2	901.8
Equity offering	853.7	-	853.7
Purchase of additional noncontrolling interest	0.3	-	0.3
Stock and other incentive plans	3.1	-	3.1
Common stock dividends	(38.0)	-	(38.0)
Purchase of subsidiary shares from noncontrolling interest	-	4.5	4.5
Undistributed gains to noncontrolling interest	-	9.6	9.6
Capital contribution by noncontrolling interest to subsidiary	-	0.2	0.2
Acquisition of controlling interest	-	947.6	947.6

June 30, 2011	$5,547.6	$973.9	$6,521.5

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for June 30, 2012 and June 30, 2011:

	(In Millions)
	Postretirement Benefit Liability	Unrealized Net Gain (Loss) on Securities	Unrealized Net Gain (Loss) on Foreign Currency Translation	Unrealized Net Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	10.3	(0.5)	(6.5)	(0.6)	2.7

Balance June 30, 2012	$(398.6)	$2.1	$306.0	$0.6	$(89.9)

	(In Millions)
	Postretirement Benefit Liability	Unrealized Net Gain (Loss) on Securities	Unrealized Net Gain (Loss) on Foreign Currency	Net Gain on Derivative Financial Instruments	Accumulated Other Comprehensive Income
Balance December 31, 2010	$(305.1)	$33.6	$314.7	$2.7	$45.9
Change during 2011	8.6	(19.2)	57.5	3.2	50.1

Balance June 30, 2011	$(296.5)	$14.4	$372.2	$5.9	$96.0

NOTE 17 – RELATED PARTIES

Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at June 30, 2012:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0	21.0	-	-
Tilden	85.0	-	15.0	-
Hibbing	23.0	62.3	14.7	-
Bloom Lake	75.0	-	-	25.0

ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.

Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenues from related parties	$465.4	$610.7	$797.3	$924.3
Total product revenues	1,546.6	1,705.0	2,747.5	2,838.0
Related party product revenue as a percent of total product revenue	30.1%	35.8%	29.0%	32.6%

Amounts due from related parties recorded in Accounts receivable and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $134.0 million and $180.4 million at June 30, 2012 and December 31, 2011, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to minority parties, were $24.9 million and $43.0 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 18 – EARNINGS PER SHARE

The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs’ shareholders:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income from continuing operations attributable to Cliffs shareholders	$258.0	$409.8	$633.9	$833.6
Loss from discontinued operations	-	(0.7)	(0.1)	(1.1)

Net income attributable to Cliffs shareholders	$258.0	$409.1	$633.8	$832.5

Weighted average number of shares:
Basic	142.4	139.0	142.3	137.2
Employee stock plans	0.4	0.8	0.5	0.8

Diluted	142.8	139.8	142.8	138.0

Earnings per common share attributable to Cliffs shareholders - Basic:
Continuing operations	$1.81	$2.95	$4.45	$6.07
Discontinued operations	-	(0.01)	-	(0.01)

	$1.81	$2.94	$4.45	$6.06

Earnings per common share attributable to Cliffs shareholders - Diluted:
Continuing operations	$1.81	$2.93	$4.44	$6.04
Discontinued operations	-	(0.01)	-	(0.01)

	$1.81	$2.92	$4.44	$6.03

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2011, we incurred capital commitments related to the expansion of the Bloom Lake mine. The expansion project requires a capital investment of over $1.3 billion for the Phase II expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. Through June 30, 2012, approximately $819 million of the total capital investment required for the Bloom Lake expansion project had been committed, of which a total of approximately $369 million had been expended. Of the remaining committed capital, expenditures of approximately $450 million are expected to be made during the remainder of 2012 and in 2013.

In 2011, we entered into an agreement with the rail service provider for the rail lines used by our Koolyanobbing operations to upgrade the existing rail line. The upgrade is being performed to enhance safety and improve functionality of the rail. The improvements include the replacement of rail and associated parts. As a result, our portion of the related purchase commitment is approximately $33 million for replacements and improvements to the rail structure. Through June 30, 2012, our capital expenditures related to this purchase were approximately $17 million. Remaining expenditures of approximately $16 million are expected to be made throughout 2013 and 2014.

We incurred capital commitments related to an expansion project at our Empire and Tilden mines in Michigan’s Upper Peninsula in 2010. The expansion project requires a capital investment of approximately $245 million, of which $203 million has been committed as of June 30, 2012, and is expected to allow for production capacity at the Empire mine to produce at three million tons annually through 2014 and increase Tilden mine production capacity by an additional two million tons annually over this same period. Through June 30, 2012, total capital expenditures related to this commitment were approximately $169 million. Of the committed capital, expenditures of approximately $32 million and $2 million are scheduled to be made during the remainder of 2012 and in 2013, respectively.

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

NOTE 20 – CASH FLOW INFORMATION

A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2012 and 2011 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2012	2011
Capital additions	$619.5	$297.4
Cash paid for capital expenditures	517.0	244.5

Difference	$102.5	$52.9

Non-cash accruals	$53.1	$52.9
Capital leases	49.4	—

Total	$102.5	$52.9

NOTE 21 – SUBSEQUENT EVENTS

Cliffs Australia Coal Pty Ltd entered into a definitive share and asset sale agreement on July 10, 2012 to sell its 45% economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. The assets to be sold include Cliffs’ interests in the Sonoma mine along with its ownership of the affiliated wash plant. Upon completion of the transaction, Cliffs expects to collect approximately AUD$141 million in cash proceeds. We do not expect the disposal to have a material impact on the Statements of Consolidated Operations, Statements of Consolidated Comprehensive Income, Statements of Consolidated Financial Position or the Statement of Consolidated Cash Flows.

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

We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the U.S. we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that provide iron ore to the seaborne market for Asian steel producers. Our Asia Pacific operations primarily are comprised of two iron ore mining complexes in Western Australia, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia, which is expected to be sold in the fourth quarter of 2012. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, and, in Ontario, Canada, we have a major chromite project that entered into the feasibility stage of exploration during May 2012. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.

Our 2011 results were driven by increased steel production, higher demand and rising prices. Global crude steel production has remained stable in the first half of 2012 from the comparable period in 2011, with an increase of approximately one percent in China and an increase of nine percent in the U.S., which are the two largest markets for the Company. China produced approximately 296 million metric tons of crude steel in the first half of 2012, representing approximately 46.6 percent of global production. Although global crude production has remained strong, the demand for iron ore has softened in the first half of 2012. World pricing of iron ore is influenced heavily by international demand, and spot market prices for iron ore have reflected this trend.

Our consolidated revenues for the three and six months ended June 30, 2012 decreased to $1.6 billion and $2.9 billion, respectively, with net income from continuing operations per diluted share of $1.81 and $4.44, respectively. This compares with revenues of $1.8 billion and $3.0 billion and net income from continuing operations per diluted share of $2.92 and $6.03, respectively, for the comparable periods in 2011. Revenues during the three and six months ended June 30, 2012 were impacted by a decrease in market pricing during the first half of 2012 in comparison to the historically high prices of 2011, due to the weakening of market demand for our steelmaking raw materials. This partially was offset by incrementally higher iron ore concentrate sales volumes at our Eastern Canadian Iron Ore operating segment that were made available through our acquisition of Consolidated Thompson during May 2011. Our net income from continuing operations also was impacted favorably during the six months ended June 30, 2012 by discrete tax items, primarily due to the enactment of the MRRT in Australia.

Results in the first six months of 2012 reflect increased production and sales volumes at our operations around the world offset by increased costs and a decrease in pricing for our products compared to the first six months of 2011. Our cash flow generation and positive outlook for our business allow us to continue our focus on investments in our assets, which enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with the increased ability to return cash to shareholders. We also continued to align our balance sheet and enhance our financial flexibility to achieve our long-term financial growth goals and objectives.

Growth Strategy and Strategic Transactions

Through a number of strategic acquisitions executed over recent years, we have significantly increased our portfolio of assets, including our production profile and growth project pipeline. In 2012, we are committed to executing our announced organic expansion plans with a focus on driving top-quartile TSR. Our new capital allocation strategy is designed to prioritize all potential uses of future cash flows in a manner that is most meaningful for shareholders. While we plan on using future cash flows to reduce debt over time, we also intend to deploy capital to finance organic growth projects and dividend distributions. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to executing our strategic initiatives.

As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we intend to shift our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. As such, in January 2012, our Board of Directors approved the additional capital investment for Bloom Lake’s Phase II expansion. We also own additional development properties, primarily Lamêlée and Peppler Lake, in Quebec that potentially could allow us to leverage parts of our existing infrastructure to supply additional iron ore into the seaborne market.

In March 2012, the Board of Directors announced the approval of a 123 percent increase to our quarterly cash dividend rate to $0.625 from the previous quarterly rate of $0.28. This meaningful increase reinforces our belief in our ability to generate future cash flow and management’s commitment to driving top-quartile TSR.

Our Chromite Project, located in Northern Ontario, advanced into the feasibility stage of development during May 2012, where we will build further on the technical and economic evaluations and continue evaluating realistic options for the mining, processing and transportation of future products from this asset. In addition to this large greenfield project, we expect to achieve additional growth through early involvement in exploration and development activities by partnering with junior mining companies. This potentially provides us low-cost entry points to significantly increase our reserve base and growth production profile.

Segments

Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, North American Coal, Asia Pacific Iron Ore, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group operating segments do not meet the criteria for reportable segments.

Results of Operations – Consolidated

2012 Compared to 2011

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance Favorable/ (Unfavorable)	2012	2011	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,626.0	$1,805.8	$(179.8)	$2,890.7	$2,989.0	$(98.3)
Cost of goods sold and operating expenses	(1,176.7)	(1,074.2)	(102.5)	(2,137.9)	(1,657.9)	(480.0)

Sales Margin	$449.3	$731.6	$(282.3)	$752.8	$1,331.1	$(578.3)

Sales Margin %	27.6%	40.5%	(12.9)%	26.0%	44.5%	(18.5)%

Revenue from Product Sales and Services

Sales revenue for the three and six months ended June 30, 2012 decreased $179.8 million and $98.3 million, respectively, or 10.0 percent and 3.3 percent, respectively, from the comparable period in 2011. The decrease in sales revenue in the first half of 2012 resulted primarily from lower market pricing for our products compared to the first half of 2011 and the recording of negotiated settlements in 2011 which were non-recurring in 2012. The decrease in revenue partially was offset by higher sales volumes across all operating segments.

Our realized sales price for our U.S. Iron Ore operations during the first half of 2012 was 19.3 percent lower per ton compared with the same period of 2011, or a 10.2 percent decrease per ton, excluding the impact of 2011 arbitration settlements. The realized sales price for our Eastern Canadian Iron Ore operations was on average a 30.1 percent decrease per metric ton for the first half of 2012, over the comparable prior year period in 2011. The decrease in our realized price for the six months ended June 30, 2012 at our Asia Pacific Iron Ore operating segment was on average a 22.3 percent and 24.7 percent decrease for lump and fines, respectively, over the comparable prior year period. Our realized price for the six months ended June 30, 2012 at our North American Coal operating segment was on average an 8.3 percent decrease, a 3.0 percent increase and a 5.0 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.

In the first half of 2011, an additional $105.1 million of revenue was recognized at our U.S. Iron Ore operating segment related to the negotiated settlement we reached with ArcelorMittal USA with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010. In addition, during the first half of 2011, revenues included the impact of $23.4 million related to the finalization of pricing on sales for Algoma’s 2010 pellet nomination.

The decreases in revenue were offset partially by higher sales volumes of 77.4 percent, 32.1 percent, and 16.4 percent at our Eastern Canadian Iron Ore, Asia Pacific Iron Ore and North American Coal operating segments, respectively, in the first half of 2012 as compared to the first half of 2011.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and operating expenses for the three and six months ended June 30, 2012 was $1,176.7 million and $2,137.9 million, respectively, which resulted in an increase of $102.5 million and $480.0 million, or 9.5 percent and 29.0 percent, respectively, over the comparable prior year periods. The increase primarily was attributable to higher sales volumes at our Eastern Canadian Iron Ore operations as a result of the acquisition of Consolidated Thompson in May 2011. The increase in the sales volumes at Eastern Canadian Iron Ore resulted in $162.2 million of additional costs in the first half of 2012. Cost of goods sold and operating expenses for the first six months of 2012 also were impacted by sales volume increases of $104.8 million, and $45.9 million, respectively, at our Asia Pacific Iron Ore and North American Coal segments.

Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)

Following is a summary of other operating income (expense) for the three and six months ended June 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance Favorable/ (Unfavorable)	2012	2011	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(83.5)	$(69.4)	$(14.1)	$(146.5)	$(115.1)	$(31.4)
Consolidated Thompson acquisition costs	-	(18.0)	18.0	-	(22.9)	22.9
Exploration costs	(29.1)	(18.2)	(10.9)	(47.9)	(28.8)	(19.1)
Miscellaneous - net	28.6	(8.2)	36.8	38.0	(4.4)	42.4

	$(84.0)	$(113.8)	$29.8	$(156.4)	$(171.2)	$14.8

Selling, general and administrative expenses in the second quarter and first half of 2012 increased $14.1 million and $31.4 million, respectively, over the same periods in 2011. These increases primarily were due to additional selling, general and administrative expenses related to increased employment costs of $10.5 million and $12.7 million, respectively. The second quarter and first half of 2012 also were impacted by $2.0 million and $4.8 million, respectively, due to higher technology, utility costs and office-related expenses.

During the three and six months ended June 30, 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $18.0 million and $22.9 million, respectively. The acquisition costs primarily were comprised of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.

The increase in Exploration costs of $10.9 million and $19.1 million for the three and six months ended June 30, 2012 over the same periods in 2011 primarily was due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $8.8 million and $13.1 million, respectively, in the second quarter and first half of 2012 over the same periods in 2011 due to higher spending levels for certain projects that have progressed in the stage of exploration activity. The spending for the current year is comprised mainly of drilling and professional services expenditures. The group focuses on indentifying mineral resources for future development or projects that are intended to add significant value to existing operations. The increase at our Ferroalloys operating segment primarily was comprised of increases in environmental and engineering costs and other feasibility study costs related to the Chromite Project in each period of $2.6 million and $6.4 million, respectively.

Miscellaneous – net increased $36.8 million and $42.4 million in the second quarter and first half of 2012, respectively, over the comparable prior year periods. The increases relate to an increase of $14.9 million and $14.2 million for the three and six months ended, respectively, over the respective prior periods related to gains arising from the foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary foreign financial assets and liabilities. We also recovered $6.9 million and $9.9 million in the second quarter and first half of 2012, respectively, related to insurance recoveries from the significant tornado damage to the above-ground operations at our Oak Grove mine that occurred in April 2011.

Other Income (Expense)

Following is a summary of other income (expense) for the three and six months ended June 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance Favorable/ (Unfavorable)	2012	2011	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$-	$50.4	$(50.4)	$0.3	$106.7	$(106.4)
Interest expense	(47.1)	(81.3)	34.2	(94.4)	(119.7)	25.3
Other non-operating income (expense)	(0.5)	2.9	(3.4)	3.0	5.9	(2.9)

	$(47.6)	$(28.0)	$(19.6)	$(91.1)	$(7.1)	$(84.0)

The impact of changes in the fair value of our foreign currency contracts held as economic hedges in the Statements of Unaudited Condensed Consolidated Operations primarily was due to fluctuations in foreign currency exchange rates during the second quarter and first half of 2011. During the first half of 2011, we hedged a portion of the purchase price for the acquisition of Consolidated Thompson by entering into Canadian dollar foreign currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign currency exchange forward contracts and option contract for the three and six months ended June 30, 2011 was a result of net realized gains of $41.5 million and $93.1 million, respectively, realized upon the maturity of the related contracts.

The decrease in interest expense in the second quarter and first half of 2012 compared with the same periods in 2011 is attributable to debt issuance costs related to the termination of the bridge credit facility during the three and six months ended June 30, 2011 of $30.4 million and $38.3 million, respectively, partially offset by higher debt levels to support acquisition activity that occurred in prior periods. This includes the $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches: a $700 million 10-year tranche at a 4.88 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we borrowed $1.25 billion under the five-year term loan and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The weighted average annual interest rate under the term loan was 1.37 percent from the borrowing date through June 30, 2012. See NOTE 9 – DEBT AND CREDIT FACILITIES for further information.

Income Taxes

Our tax rate is affected by permanent items, such as depletion and tax rates in foreign jurisdictions and the relative amount of income we earn in our various jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three and six months ended June 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Income tax (benefit) expense	$42.9	$150.4	$(107.5)	$(167.9)	$292.6	$(460.5)
Effective tax rate	13.5%	25.5%	(12.0)%	(33.2)%	25.4%	(58.6)%

In the second quarter of 2012, income tax expense decreased by $107.5 million compared to the second quarter of 2011. The reduction in income tax primarily is due to a significant decrease in pre-tax book income globally. Additionally, an agreement with the taxing authorities was reached in the current period ending June 30, 2012 reversing a prior liability for an uncertain tax position resulting in an income tax benefit of $26.9 million.

Combined with the decrease of global pre-tax book income and the agreement with the taxing authorities reached in the current period, income tax also decreased in the first half of 2012 by $460.5 million compared to the first half of 2011 due primarily to the March 29, 2012 enactment of the MRRT by the Australian federal government. The MRRT had a net financial statement tax benefit of $314.7 million partially offset by the impact of currency elections on re-measurement of deferred tax assets and liabilities of $60.5 million.

The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law. The MRRT commenced July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. Based on valuations and modeling carried out on our Australian projects, we will be liable to pay MRRT over the course of the Koolyanobbing mine life, but not for the Cockatoo Island or Sonoma operations. We expect the effect of the MRRT will be an increase to our consolidated effective tax rate by approximately three to four percent each year over the life of the mines.

Equity Loss from Ventures

The equity loss from ventures for the three and six months ended June 30, 2012 of $0.5 million and $7.4 million, respectively, compares to equity loss from ventures for the three and six months ended June 30, 2011 of $11.3 million and $8.3 million, respectively. The equity loss in ventures for the first half of 2012 primarily is comprised of our share of the operating results of our equity method investment in Amapá, for which we have a 30 percent ownership interest, which consisted of operating income of $0.8 million and an operating loss of $5.3 million, respectively, for the three and six months ended June 30, 2012, compared with operating income of $7.7 million and $10.3 million, respectively, for the same periods in 2011. Amapá’s equity loss decreased in the first half of 2012 over the same period in 2011 primarily as a result of an adjustment related to tax credits that were determined would not be realizable. Additionally, although sales volumes exceeded prior year, sales margin was lower as a result of decreases in market pricing and sales mix. The equity loss in the second quarter of 2011 primarily was comprised of the impairment of $17.6 million recorded on our investment in AusQuest, for which we have a 30 percent ownership interest.

Noncontrolling Interest

Noncontrolling interest is comprised of the 25 percent noncontrolling interest related to Bloom Lake and the 21 percent noncontrolling interest related to the Empire mining venture. A subsidiary of WISCO is a 25 percent partner in Bloom Lake, resulting in net gain attributable to the noncontrolling interest of $5.7 million and $4.3 million, respectively, for the three and six months ended June 30, 2012, compared to a net gain of $18.3 million for the same period in 2011 for WISCO’s ownership percentage. A subsidiary of ArcelorMittal USA is a 21 percent partner in the Empire mining venture, resulting in net income attributable to the noncontrolling interest of $10.6 million and $27.6 million, respectively, for the three and six months ended June 30, 2012 for ArcelorMittal USA’s ownership percentage. The noncontrolling interest adjustment for ArcelorMittal USA’s ownership percentage has been recognized prospectively as of September 30, 2011. See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.

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

2012 Compared to 2011

U.S. Iron Ore

Following is a summary of U.S. Iron Ore results for the three months ended June 30, 2012 and 2011:

	(In Millions)
	Three Months Ended		Changes due to
	June 30,		Sales Price	Sales	Idle cost/Production	Freight and	Total
	2012	2011	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$705.0	$885.2	$(94.1)	$(49.4)	$-	$(36.7)	$(180.2)
Cost of goods sold and operating expenses	(418.9)	(444.1)	(12.0)	8.0	(7.5)	36.7	25.2

Sales margin	$286.1	$441.1	$(106.1)	$(41.4)	$(7.5)	$-	$(155.0)

Sales tons (1)	5.4	5.8
Production tons (1):
Total	7.2	8.2
Cliffs’ share of total	5.4	6.2

(1)	Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $286.1 million for the second quarter of 2012, compared with a sales margin of $441.1 million for the second quarter of 2011. The decline over the prior year is attributable to a decrease in revenue of $180.2 million partially offset by a decrease in cost of goods sold and operating expenses of $25.2 million. The decrease in revenue was partially a result of softening in market pricing that resulted in a decrease of $94.1 million in the second quarter compared to the same period of 2011. Our realized sales price during the second quarter of 2012 was an average decrease per ton of 13.3 percent over the same period in 2011. Additionally, a decrease in sales volume of $49.4 million that primarily was driven by timing of shipments made during the second quarter of 2012 resulted in a decrease compared to the same period in 2011.

Sales volumes decreased in the second quarter of 2012 over the same period in 2011 primarily due to timing of shipments and cash receipts and by decreased total-year demand for our Empire pellets. Revenue is recognized for most of our U.S. Iron Ore customers when payment is received, as this is when title and risk of loss transfers.

Cost of goods sold and operating expenses in the second quarter of 2012 increased $11.5 million, excluding the decrease of $36.7 million of freight and reimbursements from the prior year quarter predominantly as a result of:

•	Idle costs of $7.5 million due to the temporary curtailment of production at Empire in the second quarter of 2012.

•	Higher mix of Empire-ArcelorMittal equity tons that were at a higher than average rate during the second quarter of 2012 compared to the comparable prior year period.

•	Partially offset by lower sales volumes resulting in lower costs of $8.0 million compared to the comparable prior year period.

Following is a summary of U.S. Iron Ore results for the six months ended June 30, 2012 and 2011:

	(In Millions)
	Six Months Ended		Change due to
	June 30,		ArcelorMittal	Sales Price	Sales	Idle cost/Production	Freight and	Total
	2012	2011	Settlement	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$1,146.7	$1,395.3	$(105.1)	$(136.9)	$26.2	$-	$(32.8)	$(248.6)
Cost of goods sold and operating expenses	(693.8)	(592.9)	(54.1)	(63.5)	(8.2)	(7.9)	32.8	(100.9)

Sales margin	$452.9	$802.4	$(159.2)	$(200.4)	$18.0	$(7.9)	$-	$(349.5)

Sales tons (1)	8.8	8.6
Production tons (1):
Total	14.3	15.2
Cliffs’ share of total	10.7	11.3

(1)	Long tons of pellets (2,240 pounds).

Sales margin for U.S. Iron Ore was $452.9 million for the first half of 2012, compared with a sales margin of $802.4 million for the first half of 2011. The decline, compared to the prior year, is attributable to a decrease in revenue of $248.6 million and an increase in cost of goods sold and operating expenses of $100.9 million. A decrease in revenue of $136.9 million for the six months ended 2012 was a result of decreased sales price due to softening in the market compared to the prior year to date period. Our realized sales price during the first half of 2012 was an average decrease per ton of 19.3 percent over the same period in 2011, or an average decrease per ton of 10.2 percent excluding the impact of the arbitration settlements. The decrease in revenue was impacted by the ArcelorMittal USA price re-opener settlement, which caused revenue to increase $105.1 million in the first half of 2011. Additionally, the Algoma 2010 nomination sales price “true-up” arbitration agreement resulted in an additional $23.4 million of revenue in the first half of 2011. Offsetting these decreases was an increase in sales volume of $26.2 million that primarily was driven by timing of shipments made during the first half of 2012 compared to the same period in 2011.

Sales volumes increased in the first half of 2012 over the same period in 2011 primarily due to timing of shipments and cash receipts, offset by decreased total-year demand for our Empire pellets. Revenue is recognized for most of our U.S. Iron Ore customers when payment is received, as this is when title and risk of loss transfers. The timing of cash receipts and the corresponding revenue recognition for shipments resulted in an increase of $42.7 million versus sales volumes in the first half of 2011.

Cost of goods sold and operating expenses in the first half of 2012 increased $100.9 million from the prior year quarter predominantly as a result of:

•

Cost reductions in the first half of 2011 resulting from the ArcelorMittal USA price re-opener settlement of $54.1 million. The cost reductions represent the cost reimbursements that we realized under cost sharing arrangements with ArcelorMittal USA. See NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.

•	Higher mix of Empire-ArcelorMittal equity tons that were at a higher than average rate during the first half of 2012 compared to the comparable prior year period.

•	Higher sales volumes also resulted in higher costs of $8.2 million compared to the comparable prior year period.

Production

As overall customer demand has remained strong, three of the five U.S. Iron Ore mines had increased production during the first half of 2012 compared to the same period in 2011 to ensure we are positioned to meet customer demand. During the first half of 2012, our Northshore mine production was impacted negatively by unforeseen power outages and infrastructure failures due to storms that resulted in a decrease in Northshore’s production of 16.1 percent during the six months ended 2012 as compared to the six months ended 2011. Additionally, production at our Tilden mine was impacted year-over-year by planned maintenance resulting in a decrease of 14.7 percent during the first half of 2012 as compared to the first half of 2011.

As previously announced, we curtailed production at the Empire mine near the end of the second quarter of 2012 as a result of decreased demand by one of our customers, although year-to-date production in 2012 exceeded prior year. Production at Empire is expected to resume in the fourth quarter of 2012.

Eastern Canadian Iron Ore

Following is a summary of Eastern Canadian Iron Ore results for the three months ended June 30, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change due to
	June 30,		Sales Price	Sales	Idle cost/Production	Exchange	Total
	2012	2011 (1)	and Rate	Volume	volume variance	Rate	change
Revenues from product sales and services	$303.9	$297.6	$(111.7)	$118.0	$-	$-	$6.3
Cost of goods sold and operating expenses	(292.2)	(229.6)	(0.1)	(62.7)	(3.1)	3.3	(62.6)

Sales margin	$11.7	$68.0	$(111.8)	$55.3	$(3.1)	$3.3	$(56.3)

Sales metric tons (2)	2.4	1.7
Production metric tons (2)	1.9	1.9

(1)	Consolidated Thompson was acquired on May 12, 2011.

(2)	Metric tons (2,205 pounds).

We reported sales margin for Eastern Canadian Iron Ore of $11.7 million for the second quarter of 2012, compared with a sales margin of $68.0 million for the second quarter of 2011. The reduction compared with the same period last year is attributable to lower sales prices. Eastern Canadian Iron Ore sold 2.4 million metric tons during the second quarter of 2012 compared with 1.7 million metric tons during the same period last year. This increase in sales volume mainly is attributable to 0.6 million metric tons of additional sales in the second quarter of 2012 due to the acquisition of Consolidated Thompson, which occurred in May 2011. This resulted in $96.2 million of additional revenue for the second quarter of 2012. Increased sales volumes were offset partially by lower second quarter sales price that decreased revenues by $111.7 million when compared to the same period in 2011. The Eastern Canadian Iron Ore realized sales price was, on average, a 27.8 percent decrease per metric ton, due to a softening in market pricing as well as a higher mix of concentrate revenue, which generally sells at a lower price than iron ore pellets.

Higher cost of goods sold and operating expenses during the second quarter of 2012, compared to the same period last year, increased by $62.6 million primarily due to:

•	The acquisition of Consolidated Thompson in May 2012 resulted in additional sales volume that increased costs by $52.5 million during the second quarter of 2012 compared to the same period in 2011.

•	In our concentrate operation, increased costs of $31.0 million primarily were caused by higher spending on sub-contractors, maintenance spending and logistics costs.

•

In our pellet operation, increased costs of $17.7 million were mainly a result of higher contractor costs, increased repair and maintenance spending and unfavorable recovery due to harder ore characteristics.

•

These cost increases were offset by the adjustment recorded in the second quarter of 2011 in which we amortized an additional $48.4 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

Following is a summary of Eastern Canadian Iron Ore results for the six months ended June 30, 2012 and 2011:

	(In Millions)
	Six Months Ended		Change due to
	June 30,		Sales Price	Sales	Idle cost/Production	Exchange	Total
	2012	2011 (1)	and Rate	Volume	volume variance	Rate	change
Revenues from product sales and services	$524.6	$424.9	$(211.4)	$311.1	$-	$-	$99.7
Cost of goods sold and operating expenses	(527.2)	(322.4)	(43.5)	(162.2)	(2.4)	3.3	(204.8)

Sales margin	$(2.6)	$102.5	$(254.9)	$148.9	$(2.4)	$3.3	$(105.1)

Sales metric tons (2)	4.3	2.4
Production metric tons (2)	4.0	2.7

(1)	Consolidated Thompson was acquired on May 12, 2011.

(2)	Metric tons (2,205 pounds).

We reported sales margin loss for Eastern Canadian Iron Ore of $2.6 million for the first half of 2012, compared with a sales margin of $102.5 million for the first half of 2011. The reduction compared with the same period last year is attributable to lower realized sales price while experiencing increased costs. Eastern Canadian Iron Ore sold 4.3 million metric tons during the first half of 2012 compared with 2.4 million metric tons during the same period last year. This increase in sales volume is attributable directly to 2.0 million metric tons of incremental sales in the first half of 2012 due to the acquisition of Consolidated Thompson, resulting in $332.2 million of additional revenue for the first half of 2012. The increased sales volumes provided through the acquisition were offset partially by lower sales volumes at Wabush due to production shortfalls associated with environmental and structural repairs during the first half of 2012. This resulted in a reduction of revenue of $21.1 million compared to the first half of 2011. In addition, sales price decreased by $211.4 million when compared to the same period in 2011. The Eastern Canadian Iron Ore realized sales price was, on average, a 30.1 percent decrease per metric ton, due to a softening in market pricing as well as a higher mix of concentrate product, which generally realizes a lower sales price than iron ore pellets.

The increase in revenue was more than offset by higher cost of goods sold and operating expenses during the first half of 2012, which increased from the same period last year by $204.8 million primarily due to:

•

Significant increase in sales volume as a result of the acquisition of Consolidated Thompson in May 2011, resulting in $181.2 million of additional cost for the first half of 2012, partially offset by lower Wabush pellet sales volumes, which resulted in lower costs of $19.0 million compared to the same period in 2011.

•	In our concentrate operation, increased costs of $70.8 million primarily were caused by increased spending related to tailings management and increased subcontractor usage.

•

In our pellet operation, increased costs of $21.3 million were mainly a result of higher contractor costs for environmental projects, increased repair and maintenance spending and unfavorable recovery due to mining in lower quality areas of the pit.

•

These cost increases partially were offset by the adjustment recorded in the first half of 2011 in which we amortized an additional $48.4 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

Production

The increase in production levels over the comparable prior year period is the result of the incremental tonnage available from our acquisition of Consolidated Thompson during May of 2011. Bloom Lake produced 2.6 million metric tons of iron ore concentrate during the first half of 2012 compared to 1.0 million metric tons in our ownership period in 2011. Production at Wabush declined in the first two quarters of 2012 compared to the same period in the prior year as the operational and environmental setbacks that were experienced during fourth quarter of 2011 and continued into the first half of 2012.

As a component of the long-term commercial marketing strategy for Bloom Lake mine, we have determined that producing a premium, higher-grade iron ore concentrate is expected to position the mine to achieve greater profitability for the longer term based on current market demands. The process of producing a premium, higher-grade product impacts the overall iron ore recovery rate, requiring a lower actual production rate for the mine, but is expected to increase operational stability. Our previously stated annual production expectation for Bloom Lake Phase I was 8.0 million tons per year. Based on the operating adjustments required to achieve the premium, higher-grade product, we now expect the annual production volume for Phase I of Bloom Lake mine to be approximately 7.2 million tons. Additionally, we expect to produce the premium, higher-grade iron ore concentrate product for the announced expansion phases of the mine.

North American Coal

Following is a summary of North American Coal results for the three months ended June 30, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change Due to
	June 30,		Sales Price	Sales	Idle cost / Production	Freight and	Total
	2012	2011	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$209.2	$159.7	$2.9	$31.3	$-	$15.3	$49.5
Cost of goods sold and operating expenses	(218.8)	(174.5)	(26.4)	(28.0)	25.4	(15.3)	(44.3)

Sales margin	$(9.6)	$(14.8)	$(23.5)	$3.3	$25.4	$-	$5.2

Sales tons (1)	1.5	1.3
Production tons (1)	1.3	1.1

(1)	Tons are short tons (2,000 pounds).

Sales margin for North American Coal improved to a loss of $9.6 million during second quarter of 2012 compared with a loss of $14.8 million for the comparable period in 2011. Revenue during the second quarter of 2012 increased 31.0 percent over the prior year to $209.2 million due to higher sales volumes and the impact of sales mix during the second quarter of 2012. North American Coal sold 1.5 million tons during the second quarter of 2012 compared with 1.3 million tons during the same period last year. This increase in volume was a result of higher production and inventory availability at Pinnacle and Oak Grove in the second quarter of 2012 compared to the same period in 2011 when the respective locations experienced operational issues due to carbon monoxide levels and significant tornado damage, respectively. Offsetting the volume increase was lower sales price due to softening in the seaborne market for low- and high-volatile metallurgical coal. Sales mix was weighted more heavily towards higher priced coal; specifically low-volatile, high-volatile and thermal coal were 63 percent, 24 percent and 13 percent, respectively, in the second quarter of 2012 compared to 39 percent, 31 percent and 30 percent for the comparable period in 2011. Our realized price for the three months ended June 30, 2012 at our North American Coal operating segment was, on average, a 12.0 percent decrease, 4.6 percent decrease and 3.8 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.

Cost of goods sold and operating expenses in the second quarter of 2012 increased $44.3 million from the prior year, primarily due to:

•	Higher sales volume primarily attributable to additional low-volatile metallurgical coal sales, as discussed above, which resulted in a cost increase of $28.0 million.

•

Increase in costs due to a $6.6 million LCM adjustment of high-volatile metallurgical coal driven by declines in spot prices, increased labor of $6.0 million due to increased production during the current period and increased maintenance of $5.0 million.

•

Idle costs of $25.4 million were recorded in the second quarter of 2011 due to operational issues caused by carbon monoxide at the Pinnacle mine and the effects of the April 2011 tornado at Oak Grove, which both resulted in temporary production curtailments.

Following is a summary of North American Coal results for the six months ended June 30, 2012 and 2011:

	(In Millions)
	Six Months Ended		Change Due to
	June 30,		Sales Price	Sales	Idle cost/Production	Freight and	Total
	2012	2011	and Rate	Volume	volume variance	reimbursements	change
Revenues from product sales and services	$399.2	$324.7	$(0.9)	$50.4	$-	$25.0	$74.5
Cost of goods sold and operating expenses	(394.2)	(342.4)	(31.9)	(45.9)	45.1	(19.1)	(51.8)

Sales margin	$5.0	$(17.7)	$(32.8)	$4.5	$45.1	$5.9	$22.7

Sales tons (1)	2.9	2.5
Production tons (1)	3.1	2.5

(1)	Tons are short tons (2,000 pounds).

Sales margin for North American Coal increased to $5.0 million during the first half of 2012 compared with a loss of $17.7 million for the comparable period in 2011. Revenue during the first half of 2012 increased 22.9 percent over the prior year to $399.2 million due to higher sales volumes during the first half of 2012. North American Coal sold 2.9 million tons during the first half of 2012 compared with 2.5 million tons during the same period last year. This increase in volume was a result of higher inventory availability at Pinnacle and Oak Grove due to strong production performance in the first half of 2012. In 2011, Pinnacle experienced elevated carbon monoxide levels and Oak Grove was impacted by the effects of the April 2011 tornado. Our realized price for the six months ended June 30, 2012 at our North American Coal operating segment has remained fairly stable compared to the same period a year ago. Product sales mix for low-volatile, high-volatile and thermal coal were 62 percent, 22 percent and 16 percent, respectively, in the first half of 2012 compared to 44 percent, 29 percent and 27 percent for the comparable period in 2011. The realized sales price was, on average, an 8.3 percent decrease, 3.0 percent increase and 5.0 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.

Cost of goods sold and operating expenses in the first half of 2012 increased $51.8 million from the prior year, primarily due to:

•	Higher sales volume primarily attributable to additional low-volatile metallurgical coal sales, as discussed above, which resulted in a cost increase of $45.9 million.

•	Increase in costs due to a $9.9 million LCM adjustment and increased maintenance and outside service costs of $12.4 million due to increased production during the current year.

•

Idle costs of $45.1 million were recorded in the first half of 2011 due to operational issues caused by carbon monoxide at the Pinnacle mine and the effects of the April 2011 tornado at Oak Grove, which both resulted in temporary production curtailments.

Production

Increased low-volatile metallurgical coal production levels in the first half of 2012 were achieved at Pinnacle and Oak Grove. Pinnacle’s increased production compared to prior year is a result of positive longwall production performance during the current year and depressed production in the prior year due to elevated carbon monoxide levels, which resulted in temporary production curtailments. Oak Grove’s six months ended June 30, 2012 production levels were impacted positively by the installation of a new longwall shearer during 2012. Additionally, Oak Grove’s preparation plant was impacted negatively by the effects of the April 2011 tornado. The production levels at the Oak Grove preparation plant resumed operating at partial capacity in January 2012 and reached normal operating level during April 2012. High-volatile metallurgical coal production levels at CLCC in the first half of 2012 have remained stable in comparison to the same period in 2011. As we have experienced a decline in the demand for thermal coal used in power generation, on June 15, 2012, we reduced production at our thermal mine to one shift to align production with current customer requirements and existing supply agreements.

Asia Pacific Iron Ore

Following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change due to
	June 30,		Sales Price	Sales	Exchange	Total
	2012	2011	and Rate	Volume	Rate	change
Revenues from product sales and services	$361.3	$381.6	$(155.2)	$129.9	$5.0	$(20.3)
Cost of goods sold and operating expenses	(214.5)	(176.6)	21.0	(69.7)	10.8	(37.9)

Sales margin	$146.8	$205.0	$(134.2)	$60.2	$15.8	$(58.2)

Sales metric tons (1)	3.1	2.2
Production metric tons (1)	2.8	2.3

(1)	Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore decreased to $146.8 million during the second quarter of 2012 compared with $205.0 million for the comparable period in 2011. Revenue decreased 5.3 percent in the second quarter of 2012 primarily due to lower spot pricing as a result of market conditions and sales of product with lower iron content partially offset by increased sales volumes in comparison to the same prior year period. Pricing settlements in the second quarter of 2012 reflect the softening of spot prices for iron ore over the comparable second quarter of 2011. The realized price for the second quarter of 2012 over the same period in 2011 was, on average, a 30.1 percent and 27.0 percent decrease per wet metric ton for our standard grade lump and fines, respectively. Due to limited standard grade ore product availability during the second quarter of 2012, we began to process and ship lower grade iron ore. During the quarter, we shipped approximately 0.4 million wet metric tons of low grade iron ore. The average realized price for the low grade iron ore was approximately 39.0 percent lower than the sales price of our standard iron ore sold during the second quarter of 2012.

Sales volume during the second quarter of 2012 increased to 3.1 million metric tons compared with 2.2 million metric tons in the comparable prior year period, resulting in an increase in revenue of $129.9 million. The increased sales volume primarily was driven as a result of a ramp-up in production and increased rail capacity due to the Koolyanobbing expansion project. Further, an additional 94 thousand metric tons were sold from the Cockatoo Island mine compared to the prior quarter to date period which was impacted negatively by adverse weather conditions.

Cost of goods sold and operating expenses in the second quarter of 2012 increased $37.9 million compared with the second quarter of 2011 primarily as a result of:

•	Higher depreciation of $12.3 million resulting primarily from the increased fixed assets as a result of the Koolyanobbing expansion project.

•	Higher mining costs of $6.1 million mainly attributable to increased production volumes and stripping costs.

•	Higher sales volumes resulting in higher costs of $69.7 million compared to the comparable prior year period.

•

Offset by lower costs of $29.8 million as a result of higher stockpile movement due to the processing of lower-grade product, lower royalties of $10.2 million due to lower sales pricing and $10.8 million related to favorable foreign exchange rate variances.

Following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2012 and 2011:

	(In Millions)
	Six Months Ended		Change due to
	June 30,		Sales Price	Sales	Exchange	Total
	2012	2011	and Rate	Volume	Rate	change
Revenues from product sales and services	$721.1	$727.0	$(229.1)	$219.4	$3.8	$(5.9)
Cost of goods sold and operating expenses	(449.2)	(326.2)	(18.8)	(104.8)	0.6	(123.0)

Sales margin	$271.9	$400.8	$(247.9)	$114.6	$4.4	$(128.9)

Sales metric tons (1)	5.8	4.4
Production metric tons (1)	5.1	4.4

(1)	Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.

Sales margin for Asia Pacific Iron Ore decreased to $271.9 million during the first half of 2012 compared with $400.8 million for the first half of 2011. Revenue decreased slightly in the first half of 2012 primarily as a result of higher sales volume offset by a softening in the market pricing for iron ore in comparison to the same prior year period. The decrease in our realized price for the first half of 2012 compared to the first half of 2011 was on average a 22.3 percent and 24.7 percent decrease per wet metric ton for our standard lump and fines, respectively.

Sales volume during the first half of 2012 increased to 5.8 million metric tons compared with 4.4 million metric tons in the first half of 2011, resulting in an increase in revenue of $219.4 million. Increased port and rail capacity allowed more tonnage to be shipped including shipments of 0.4 million wet metric tons of low grade iron ore and higher sales of 0.2 million metric tons from our Cockatoo Island mine due to 2011 weather events.

Cost of goods sold and operating expenses in the first half of 2012 increased $123.0 million compared with the first half of 2011 primarily as a result of:

•	Higher mining costs of $17.6 million mainly attributable to increased volume and stripping costs.

•	Higher depreciation costs of $16.2 million mainly attributable to increased fixed assets related to the Koolyanobbing expansion project.

•	Higher sales volumes resulting in higher costs of $104.8 million compared to the comparable prior year period.

•	Offset by lower royalties of $15.5 million due to lower sales pricing and by lower costs of $9.8 million as a result of higher stockpile movement due to the processing of lower-grade product.

Production

Production at Asia Pacific Iron Ore increased by 17.4 percent in the first half of 2012 when compared to the same period in 2011. The completion of the Koolyanobbing expansion project provided additional ore processing and rail and port capabilities that underpinned this performance increase. Production included approximately 0.7 million wet metric tons of low grade iron ore during the first half of 2012.

Liquidity, Cash Flows and Capital Resources

Our primary sources of liquidity are cash generated from our operating and financing activities. Cash flows from operating activities vary with prices realized from iron ore and coal sales, our sales volumes, production costs, inventory levels, income taxes, other working capital changes and other factors.

Throughout the first half of 2012, we implemented a new strategic capital allocation process that is focused on prioritizing all potential uses of future operating cash flows with the objective of driving top-quartile TSR. We continue to have a strong balance sheet that allows financial flexibility to be consistent with our long-term financial growth goals and objectives.

Cash flows from financing activities are dependent upon our ability to access credit or other capital.

The following discussion summarizes the significant activities impacting our cash flows during the year as well as those expected to impact our future cash flows over the next 12 months. Refer to the Unaudited Statements of Condensed Consolidated Cash Flows for additional information.

Operating Activities

Net cash used by operating activities was $32.8 million for the six months ended June 30, 2012, compared with net cash provided by operating activities of $725.0 million for the same period in 2011. Operating cash flows in the first half of 2012 were impacted by lower operating results as previously noted and by timing of tax payments and increases in working capital. Operating activities in 2011 were impacted positively due to the cash receipts of a $275.0 million payment in April 2011 from ArcelorMittal to true-up pricing for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and a $129.0 million payment from Algoma to true-up the portion of revenues from 2010 pellet sales that previously was disputed throughout 2010. Such receipts did not occur in the first half of 2012 and are not expected to occur during the remainder of the year. Operating plans for 2012 reflect increased production across all iron ore business segments offset by lower prices for iron ore and coal.

Our long-term outlook remains stable and we are focusing on our growth projects with sustained investment in our core businesses. Throughout the first half of 2012, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. We expect the U.S. economy to continue to remain stable, sustaining a healthy North American business. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. As a result, we have planned to maintain current levels of production at all of our iron ore facilities with the exception of Empire, and will continue to monitor the economic environment.

Based on current mine plans and subject to future iron ore and coal prices and demand, we expect estimated operating and investing cash flows in 2012 to be greater than our budgeted investments and capital expenditures, expected debt payments, dividends and other cash requirements. Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

Our U.S. operations generate sufficient cash flows and, consequently, we do not need to repatriate earnings from our foreign operations. Our U.S. cash and cash equivalents balance at June 30, 2012 was $65.6 million, or approximately 41.2 percent of our consolidated total cash and cash equivalents balance of $159.2 million. We continue to maintain significant liquidity to support all operating activities. Historically, we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of June 30, 2012 and December 31, 2011, we had available borrowing capacity of $1.4 billion and $1.73 billion, respectively, under our $1.75 billion U.S.-based revolving credit facility. If the U.S. and Asian economies soften, we have the financial and operational flexibility to reduce production, delay capital expenditures and reduce overhead costs.

We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend approximately $90 million on exploration activities in 2012, which we expect will provide us with opportunities for significant future potential reserve additions globally. Throughout the first half of 2012, we have spent approximately $24.6 million related to our involvement in exploration and development activities. In addition, our Ferroalloys operations are in the feasibility stage of the development of our Chromite Project in Northern Ontario and we expect to spend $75 million on engineering and feasibility studies, as well as on other environmental and development activities in 2012. Throughout the first half of 2012, we have spent approximately $21.9 million related to those activities for this business unit.

Investing Activities

Net cash used by investing activities was $520.9 million for the six months ended June 30, 2012, compared with $4,720.8 million for the comparable period in 2011. Significant activity occurred in May 2011 as we completed our acquisition of Consolidated Thompson for a net acquisition price of $4,423.4 million. In addition, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125.0 million, including accrued and unpaid interest. We also had capital expenditures of $517.0 million and $244.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

In alignment with our strategy to focus on organic growth and expansion initiatives and based upon the strong long-term outlook, we anticipate that total cash used for capital expenditures in 2012 will be approximately $1.0 billion. This expectation includes capital expenditures related to an expansion of the Bloom Lake mine in order to increase processing capabilities. As a result of our plans to produce a premium, higher-grade iron ore concentrate at the Bloom Lake mine, actual production is expected to ramp-up to 14.5 million metric tons of iron ore concentrate per year rather than the nameplate capacity of 16.0 million metric tons and will require a capital investment of approximately $1.3 billion, of which $160 million and $209 million have been spent as of December 31, 2011 and during the first half of 2012, respectively. The process of producing a premium, higher-grade product impacts the overall iron ore recovery rate requiring a lower actual production rate for the mine, but is expected to increase operational stability of the mine and position it to achieve greater profitability for the longer term based on current market demand. Of the remaining capital investment amount, approximately $450 million is expected to be spent throughout the remainder of 2012, with the remainder expected to be spent between 2013 and 2016. Extending the existing production capacity at our Empire mine and increasing production capacity at our Tilden mine in Michigan’s Upper Peninsula will require a capital investment of approximately $245 million, of which approximately $143 million and $26 million has been spent as of December 31, 2011 and the first half of 2012, respectively. Of the remaining capital investment amount, approximately $32 million is expected to be spent in the remainder of 2012 and $44 million is expected to be spent between 2013 and 2016. In Asia Pacific Iron Ore, we are finalizing the expansion project approved at our Koolyanobbing mine in order to increase production capacity to 11 million metric tons per year. We estimate the project to require a capital cash outflow of approximately $276 million, of which approximately $202 million and $69 million was spent as of December 31, 2011 and in the first half of 2012, respectively, and approximately $5 million is expected to be spent throughout the year. In 2011, we entered into an agreement to upgrade an existing rail line used by our Koolyanobbing operations. Our portion of the related purchase commitment for the upgrade is approximately $33 million, of which approximately $17 million has been spent as of the end of the first half of 2012. The remaining amount, approximately $16 million is expected to be spent between 2013 and 2014. Our project to bring Lower War Eagle, a high-volatile metallurgical coal mine in West Virginia, into production continues in 2012. Approximately $40 million of committed capital was spent in relation to this project through 2011 with an additional $27 million being spent in the first half of 2012. An additional $3 million is expected to be spent throughout the remainder of 2012.

We additionally have spent approximately $154 million on expenditures related to sustaining capital and expect to spend approximately $136 million throughout the remainder of 2012 on these activities.

We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing borrowing arrangements. Other funding options may include new lines of credit or other financing arrangements.

Financing Activities

Net cash provided by financing activities in the first half of 2012 was $191.6 million compared to $2,659.4 million for the comparable period in 2011. Cash flows provided by financing activities in the first half of 2012 included net borrowings and repayments under the revolving credit facility of $325.0 million and cash calls from our joint venture partners resulted in net cash receipts of $31.5 million. Offsetting the proceeds from financing activities were dividend distributions of $128.8 million and $25.0 million for term loan repayments.

In March 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The first dividend at the new rate was paid on June 1, 2012 to shareholders of record as of the close of business on April 29, 2012 and the next dividend will be payable on August 31, 2012 to the shareholders of record as of the close of business on August 15, 2012.

Cash flows from financing activities in the comparable period in 2011 included $998.1 million in net proceeds from the issuance of two tranches of senior notes in the aggregate principal amount of $1.0 billion, completed in March and April 2011. In addition, we borrowed $750.0 million under the bridge credit facility and $1,250.0 million under the term loan in May 2011 and incurred $38.3 million and $8.7 million, respectively, of issuance costs related to the execution and funding of each arrangement. We used the net proceeds from the public offering of senior notes, the bridge credit facility and the term loan to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson, including the related fees and expenses. A portion of the funds also were used for the repayment of the Consolidated Thompson convertible debentures that were included among the liabilities assumed in the acquisition.

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

Capital Resources

We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures as of June 30, 2012, and December 31, 2011:

	(In Millions)
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$159.2	$521.6

Credit facility	$1,750.0	$1,750.0
Revolving loans drawn	(325.0)	-
Senior notes	2,725.0	2,725.0
Senior notes drawn	(2,725.0)	(2,725.0)
Term loan	947.0	972.0
Term loans drawn	(947.0)	(972.0)
Letter of credit obligations and other commitments	(23.1)	(23.5)

Borrowing capacity available	$1,401.9	$1,726.5

Refer to NOTE 9 – DEBT AND CREDIT FACILITIES of our unaudited condensed consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of June 30, 2012 and December 31, 2011, we were in compliance with each of our financial covenants.

Our primary source of funding is a $1.75 billion revolving credit facility, which matures in 2016. This facility has available borrowing capacity of $1.4 billion as of June 30, 2012. Effective August 11, 2011, we amended our multicurrency credit agreement by increasing the borrowing capacity to $1.75 billion from $600 million and providing more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. We also have cash generated by the business and cash on hand, which totaled $159.2 million as of June 30, 2012. The combination of cash and the credit facility gave us $1.6 billion in liquidity entering the second half of 2012, which is expected to be used to fund operations, capital expenditures and finance strategic transactions.

Based on our current borrowing capacity and the actions we have taken to conserve cash, we have adequate liquidity and expect to be able to fund our current business obligations from available cash, current operations and existing borrowing arrangements for the foreseeable future. Other sources of funding may include new lines of credit or other financing arrangements.

Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility or through exercising the $250 million accordion in our current revolving credit facility or the $250 million accordion made through our term loan. Our execution of a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility in August 2011, provides evidence of funding available through the bank market. The risk associated with this market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $1.0 billion public offering of 10-year and 30-year senior notes in March 2011 and April 2011, respectively, provides evidence that capacity in the bond markets has improved and remains stable for investment grade companies compared to conditions impacting such markets in previous years. These transactions represent the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs. In addition, various other capital markets may provide additional sources of funding.

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

Valuation of Goodwill and Other Long-Lived Assets

We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. Assessing the recoverability of our goodwill requires significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit including, among other things, estimates related to long-term price expectations, expected results of anticipated exploration activities, foreign currency exchange rates, expected capital expenditures and working capital requirements, which are based upon our long-range plan and life of mine estimates. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions and other factors. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.

The fair value of our reporting unit CQIM, which includes the assets acquired and liabilities assumed from the Consolidated Thompson acquisition has been the closest to its carrying value and is most sensitive to changes in assumptions. As of the date of our most recent goodwill impairment test, October 1, 2011, CQIM’s fair value exceeded its carrying value by approximately 7.8%. The significant assumptions used to calculate fair value include iron ore pricing, operating costs and costs and timing of expansion projects. Due to recent trends impacting our significant assumptions, during the second quarter we qualitatively assessed the valuation of our CQIM reporting unit, which has goodwill of $997.3 million and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value at June 30, 2012. Our annual goodwill impairment test will be performed on October 1, 2012, however we will continue to monitor the fair value as a substantial decline in long-term pricing expectations, higher than anticipated operating and/or capital expansion costs and/or delayed timing of expansion projects could result in our CQIM reporting unit to experience a decline in fair value that could result in impairment of the recorded goodwill.

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in market pricing; a significant adverse change in legal or environmental factors or in the business climate; changes in estimates of our recoverable reserves; unanticipated competition; and slower growth or production rates. Any adverse change in these factors could have a significant impact on the recoverability of our long-lived and could have a material impact on our consolidated statements of operations and statement of financial position.

A comparison of each asset group’s carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets, including cost of disposition, to determine if an asset is recoverable. Projected future cash flows reflect management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. The Company estimates fair value using a market approach, an income approach or a cost approach.

Due to recent industry conditions and the reductions in the production plan of our thermal coal operations at CLCC, we reviewed the carrying value for recoverability. Our analysis indicated that the estimated undiscounted future cash flows were substantially in excess of the asset group’s carrying value.

Foreign Currency Exchange Rate Risk

We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore and coal sales and incur costs in Australian currency. For our Canadian operations, the functional currency is the U.S. dollar; however, the production costs for these operations primarily are incurred in the Canadian dollar. We began hedging our exposure to the Canadian dollar in January 2012. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and Canadian and U.S. currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates.

At June 30, 2012, we had $425.0 million and $558.0 million of outstanding Australian and Canadian foreign exchange rate contracts, respectively, with varying maturity dates ranging from July 2012 to June 2013 for which we elected hedge accounting. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $46.2 million, and a 10 percent decrease would reduce the fair value to approximately negative $21.5 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $43.9 million, and a 10 percent decrease would reduce the fair value to approximately negative $64.5 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.

The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of June 30, 2012:

	($ in Millions)
		Weighted Average
Contract Maturity	Notional Amount	Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1) :
AUD Contracts expiring in the next 12 months	$425.0	0.99	1.0238	$7.9
CAD Contracts expiring in the next 12 months	558.0	1.02	1.0166	(7.0)

Total Hedge Contract Portfolio	$983.0			$0.9

(1) Includes collar options and forward contracts.

Refer to NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Interest Rate Risk

Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility and term credit facility is at a floating rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of June 30, 2012, we had $325.0 million drawn on the revolving credit facility and $947.0 million outstanding on the term credit facility. A 100 basis point change to the base rate or the LIBOR rate under the term credit facility would result in a change of approximately $9.5 million to interest expense on an annual basis.

Interest rate risk is managed using a portfolio of variable-and fixed-rate debt composed of short-and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable-and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. These instruments did not have a material impact on our financial statements as of and for the three and six months ended June 30, 2012.

Pricing Risks

Provisional Pricing Arrangements

Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $2.0 million as current Derivative assets and $4.2 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2012 related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $2.2 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, respectively, related to these arrangements. There were no amounts recognized related to these arrangements for the three and six months ended June 30, 2011.

In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms. As a result, in the current period we recorded certain shipments made to one of our U.S. Iron Ore customers based on an agreed-upon provisional price. The shipments will continue to be recorded based on the provisional price until settlement on the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three and six months ended June 30, 2012, we had shipments to one U.S. Iron Ore customer under a supply agreement in which components of the pricing calculations are still being finalized. We recognized $96.1 million as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, under these pricing provisions for certain shipments to the U.S. Iron Ore customer. For the three and six months ended June 30, 2011, $289.4 million and $309.4 million, respectively, were realized due to provisional pricing settlements. At June 30, 2012, we have recorded a $1.3 million Derivative asset and an $11.6 million derivative liability included in Other current liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position related to this arrangement. As of June 30, 2012, we also have derivatives of $19.2 million classified as Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position to reflect the amount we provisionally have agreed upon with the U.S. Iron Ore customer until a final price settlement is reached. At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities included in Other current liabilities and $83.8 million Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position related to these type of provisional pricing arrangements with various U.S. Iron Ore and Eastern Canadian Iron Ore customers.

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

At June 30, 2012, we had a derivative asset of $61.4 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $72.9 million as of December 31, 2011. We estimate that a $75 change in the average hot-band steel price realized from the June 30, 2012 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $28 million, thereby impacting our consolidated revenues by the same amount.

We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs

The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 8.5 million MMBtu’s of natural gas at an average delivered price of $2.88 per MMBtu and 15.5 million gallons of diesel fuel at an average delivered price of $3.19 per gallon during the first half of 2012. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 3.1 million gallons of diesel fuel at an average delivered price of $4.95 per gallon during the first half of 2012. Our CLCC operations consumed approximately 2.1 million gallons of diesel fuel at an average delivered rate of $3.27 per gallon during the first half of 2012. Consumption of diesel fuel by our Asia Pacific operations was approximately 10.9 million gallons at an average delivered price of $2.19 per gallon for the same period.

In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.

Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2012 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $9.9 million in our annual fuel and energy costs based on expected consumption for the remainder of 2012.

Supply Concentration Risks

Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Outlook

We expect our primary end markets to remain stable for the second half of the year. Continued increases in steel production, along with monetary action taken by the Chinese government to spur accelerated economic growth, are anticipated to support our annual Chinese crude steel production expectation of approximately 730 million tons. We continue to anticipate modest growth in the U.S. economy, which will position our U.S. Iron Ore business to generate healthy results. Due to the year-to-date spot price for 62 percent Fe seaborne iron ore averaging $142 per ton, we are modestly decreasing our average full-year 2012 seaborne iron ore spot price expectation to approximately $145 per ton (C.F.R. China) from our previous expectation of $150 per ton. The revised pricing assumption serves as the basis for the iron ore business outlook below.

U.S. Iron Ore Outlook (Long tons)

For 2012, we are maintaining our U.S. Iron Ore sales and production volume expectations of approximately 23 million tons and 22 million tons, respectively.

We are also maintaining our full-year 2012 U.S. Iron Ore revenues-per-ton expectation of approximately $115 to $120 based on the following assumptions:

•	Average 2012 U.S. steelmaking utilization of approximately 75 percent; and

•	Average 2012 hot-rolled steel pricing of approximately $700 to $750 per ton.

In addition, the revenues-per-ton expectation also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements).

We are also maintaining our full-year 2012 U.S. Iron Ore cash-cost-per-ton expectation of approximately $60 to $65. Depreciation, depletion and amortization for full-year 2012 is expected to be approximately $4 per ton.

Eastern Canadian Iron Ore Outlook (Metric tons, F.O.B. Eastern Canada)

As part of a revised long-term commercial strategy for Bloom Lake Mine, we have recently made an operating decision to begin production of a premium, higher-grade iron ore concentrate product expected to realize a premium price and higher sales margin per ton in the seaborne iron ore market. The higher-grade iron ore product will be comprised of lower silica levels versus Bloom Lake Mine’s previous product. Producing this premium product partially contributes to reducing Bloom Lake Mine’s overall expected annual production volume to 7.2 million tons from a previous expectation of 8 million tons per year. The revised production volume is also expected to provide more stability to the mine’s operations. We also anticipate producing the premium higher-grade iron ore concentrate product for the announced expansion phases of the mine.

Production volume for the full year is anticipated to be approximately 9.2 million tons, lower than our previous expectation of 11.2 million tons, driven by the aforementioned volume adjustments at Bloom Lake Mine, as well as lower production from Wabush Mine resulting from lower operating rates at the mine.

Primarily driven by the revised annual production volumes, we are decreasing our Eastern Canadian Iron Ore sales volume expectation to approximately 9.6 million tons from our previous expectation of 12 million tons.

We are decreasing our full-year 2012 Eastern Canadian Iron Ore revenues per ton to approximately $130 to $135, from our previous expectation of $140 to $145 per ton. The decrease is primarily driven by the previously indicated lower full-year assumption for seaborne iron ore pricing. The full-year product mix expectation is anticipated to be approximately 60 percent iron ore concentrate and 40 percent iron ore pellets.

We are increasing our Eastern Canadian Iron Ore full-year 2012 cash-cost-per-ton expectation to approximately $100 to $105, from $80 to $85, as the result of lower fixed-cost leverage due to the reduced sales volume expectation, higher cost per ton at Bloom Lake Mine related to the production of the higher-grade iron ore concentrate, and other increased expenses. Primarily driven by increased volumes and the related fixed-cost leverage along with reduced spending in the second half of the current year, cash costs per ton at Bloom Lake and Wabush mines are anticipated to be approximately $85 and $125, respectively for full-year 2012. Depreciation, depletion and amortization is anticipated to be approximately $18 per ton for full-year 2012.

Asia Pacific Iron Ore Outlook (Metric tons, F.O.B. the port)

We are increasing our full-year 2012 Asia Pacific Iron Ore expected sales volume to approximately 11.6 million tons from a previous expectation of approximately 11.4 million tons. We are maintaining our production volume expectation of approximately 11.1 million tons.

Due to additional sales of a low-grade iron ore product, as well as the lower assumption for full-year iron ore pricing, we are reducing our full-year 2012 Asia Pacific Iron Ore revenues per ton to approximately $120 to $125 from our previous expectation of $140 to $145 per ton. The anticipated product mix is approximately half lump and half fines iron ore.

We are decreasing our Asia Pacific Iron Ore cash-cost-per-ton expectation to $65 to $70 from $70 to $75 due to the increased sales of low-grade product, which carry a lower cash cost per ton. We anticipate depreciation, depletion and amortization to be approximately $13 per ton for full-year 2012.

North American Coal Outlook (Short tons, F.O.B. the mine)

As previously disclosed, we are reducing production at our Toney Fork thermal coal mine in West Virginia to align volume with current market demand. As a result, our full-year 2012 North American Coal sales and production volumes are expected to be approximately 6.9 million tons and 6.2 million tons, respectively. Sales volume mix is anticipated to be approximately 4.6 million tons of low-volatile metallurgical coal and 1.5 million tons of high-volatile metallurgical coal, with thermal coal making up the remainder of the expected sales volume.

We are maintaining our North American Coal 2012 revenues-per-ton expectation of approximately $130 to $135.

We are increasing our cash-cost-per-ton expectation to $110 to $115, from $105 to $110. The increase is driven by the higher proportion of metallurgical coal sales volume, which carries a higher cash cost per ton. Full-year 2012 depreciation, depletion and amortization is expected to be approximately $13 per ton.

The following table provides a summary of our 2012 guidance for our four business segments:

	2012 Outlook Summary
	U.S. Iron Ore (1)		Eastern Canadian Iron Ore (2)		Asia Pacific Iron Ore (3)		North American Coal (4)
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons)	23	23	9.6	12	11.6	11.4	6.9	7.2

Revenue per ton	$115 -$120	$115 - $120	$130 - $135	$140 -$145	$120 -$125	$140 -$145	$130 -$135	$130 -$135

Cash cost per ton	$60 -$65	$60 -$65	$100 -$105	$80 -$85	$65 -$70	$70 -$75	$110 -$115	$105 -$110

DD&A per ton	$4	$5	$18	$18	$13	$13	$13	$14

(1)	U.S. Iron Ore tons and are reported in long tons.
(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.

Outlook for Amapá and Sonoma (Metric tons, F.O.B. the port)

We anticipate our outlook for our interests in Amapá to be consistent with our previously reported full-year 2012 expectations. As previously disclosed, the sale of our economic interests in Sonoma is expected to be completed in the fourth quarter of 2012.

SG&A Expenses & Other Expectations

We are reducing our full-year 2012 SG&A expense expectation to approximately $300 million from our previous expectation of $325 million. The decrease is primarily driven by the timing of spending for certain corporate projects and a continued focus on reducing Company-wide overhead expenses.

We are also maintaining our full-year cash outflows expectation of approximately $165 million to support future growth. This is comprised of approximately $90 million related to exploration and drilling programs and approximately $75 million related to our chromite project in Ontario, Canada.

For 2012, we anticipate a full-year effective tax rate of approximately 2 percent. Excluding the previously disclosed enacted Minerals Resource Rent Tax and other discrete tax items, we anticipate our effective tax rate to be approximately 22 percent. In addition, we expect our full-year 2012 depreciation, depletion and amortization to be approximately $530 million.

2012 Capital Budget Update and Other Uses of Cash

Due to our revised outlook, we are decreasing our full-year 2012 cash flow from operations expectation to approximately $1.3 billion, from our previous expectation of $1.7 billion.

We are maintaining our previously disclosed 2012 capital expenditures budget of approximately $1 billion, comprised of approximately $300 million in sustaining capital and $700 million in growth and productivity-improvement capital.

Recently Issued Accounting Pronouncements

Refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Forward-Looking Statements

This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	uncertainty or weaknesses in global economic and/or market conditions, including downward pressure on prices and reduced market demand;

•	trends affecting our financial condition, results of operations or future prospects, particularly any slowing of the economic growth rate of China for an extended period;

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

•

impacts of increasing governmental regulation and related costs, including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, disruption of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and renew expiring collective bargaining agreements on satisfactory terms;

•	availability of capital equipment and component parts;

•	the amount, and timing of, any insurance recovery proceeds with respect to our Oak Grove mine;

•	risks related to international operations;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	the risk factors identified in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2011.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Ash Landfill at Northshore Mining Silver Bay Plant Site. On January 3, 2012, Northshore Mining received a Notice of Violation (NOV) from the MPCA alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. The pH of the leachate temporarily had been elevated above permissible levels. On March 6, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV. The stipulation agreement requires a few additional corrective actions beyond the response work already initiated by Northshore, but proposes a civil penalty of approximately $0.3 million. Northshore will be negotiating the final version of the agreement with the agency over the course of the third quarter of 2012.

Pinnacle Mine Environmental Litigation. On June 24, 2010, the West Virginia DEP filed a lawsuit against the Pinnacle Mine and other West Virginia coal mining operations alleging non-compliance with its NPDES discharge permit. The complaint alleges various exceedances of the permit’s effluent quality limits and seeks injunctive relief and penalties. An initial penalty proposal of $1.0 million was received in March 2012. Pinnacle has implemented a selenium control plan and installed effective control measures. Pinnacle disagrees with numerous alleged violations and has met with the West Virginia DEP to present facts supporting a review and possible reduction of the proposed penalty.

WISCO Arbitration. Our wholly owned subsidiary, Cliffs Quebec Iron Mining Limited, along with the Bloom Lake General Partner Limited of which we own 75 percent, were named as respondents in an arbitration claim filed by WISCO Canada under the Ontario Arbitration Act of 1991. WISCO Canada filed the arbitration claim in February 2012 pursuant to the dispute resolution provisions of the Amended and Restated Limited Partnership Agreement and the Shareholders’ Agreement, both of which govern the respective interests of the parties in Bloom Lake. The claim relates to, among other matters, calculation of a minimum distribution owed to WISCO Canada and cash calls made to both partners to fund the Phase II expansion at the Bloom Lake mine. Since the interim order issued on April 20, 2012, the parties have negotiated two agreements to postpone the main arbitration hearing. The hearing is now scheduled for the end of October and the parties are using the interim period to attempt to negotiate a mutually acceptable arrangement to settle all existing disputes between the partners and develop a workable protocol for the partnership going forward. In the interim, both parties have agreed to fund their respective pro rata shares of the capital expenditures required for Phase II development and any operational deficit of the partnership until the time of the hearing in the fall.

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

In July 2010, the Australian federal government announced its intention to introduce a new MRRT applicable to the mining of iron ore and coal in Australia. The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law. The MRRT commenced on July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. Based on valuations and modeling carried out on each of our Australian projects, we will be liable to pay MRRT over the course of the Koolyanobbing mine life, but not for the Cockatoo Island or Sonoma operations. The valuation performed to determine the MRRT depreciable starting base was calculated using the same assumptions and methodologies that we have consistently and broadly adopted for all strategic and financial activities including corporate transactions, pricing analysis, impairment testing and corporate strategic planning. This calculation of market value results in a larger future tax benefit than would be calculated using analyst pricing, which historically tends to revert to the mean. The calculation, and ultimately the future benefit, is subject to review and approval by the ATO. Should the ATO disagree with our assumptions in the calculation, there could be a material negative impact to the financial statements in the form of a higher effective and cash tax rate.

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

Prior to commencement of mining, we must submit to and obtain approval from the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers that may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs depending on their ultimate outcome. These proposed rules and regulations include: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, various National Emission Standards for Hazardous Air Pollutants/Maximum Achievable Control Technologies standards, new water quality standards and the CSAPR, as well as increased administrative and Legislative Initiatives related to Coal Mining Activities, the Minnesota Mercury Total Maximum Daily Load Implementation and Selenium Discharge Regulation. Such new legislation, regulations or orders, if enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability. For example, on July 13, 2012, the EPA issued a proposed FIP for Regional Haze rules, which requires states to eliminate impairment of visibility in federal class I areas from man-made emissions by 2064. If the Regional Haze FIP is enacted as currently proposed, we may in the future have to incur unanticipated costs, which adversely could affect our profitability.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.	Mine Safety Disclosures.

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

Item 6.	Exhibits.

(a)	List of Exhibits — Refer to Exhibit Index on pg. 68.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date: July 26, 2012	By:	/s/ Timothy K. Flanagan
		Name:	Timothy K. Flanagan
		Title:	Vice President, Corporate
Controller and Chief Accounting Officer

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit

10.1	*Amendment No. 1 to Consulting Agreement between William R. Calfee and Cliffs Natural Resources Inc. dated May 15, 2012	Filed Herewith

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of July 26, 2012	Filed Herewith

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas as of July 26, 2012	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 26, 2012	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Laurie Brlas, Executive Vice President, Finance & Administration and Chief Financial Officer of Cliffs Natural Resources Inc., as of July 26, 2012	Filed Herewith

95	Mine Safety Disclosures	Filed Herewith

101.INS	**XBRL Instance Document

101.SCH	**XBRL Taxonomy Extension Schema Document

101.CAL	**XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or other compensatory arrangement.

**

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under these sections.