Form 10-Q
period 2012-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2012-10-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s Common Shares, par value $0.125 per share, was 142,496,147 as of October 22, 2012.

Page No.

1	Definitions
PART I – FINANCIAL INFORMATION
3	Item 1 – Financial Statements
Statements of Unaudited Condensed Consolidated Operations for the Three and Nine Months Ended September 30, 2012 and 2011
4	Statements of Unaudited Condensed Consolidated Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011
5	Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2012 and December 31, 2011
6	Statements of Unaudited Condensed Consolidated Cash Flows for the Nine Months Ended September 30, 2012 and 2011
7	Notes to Unaudited Condensed Consolidated Financial Statements
39	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
67	Item 3 – Quantitative and Qualitative Disclosures About Market Risk
67	Item 4 – Controls and Procedures
PART II – OTHER INFORMATION AND SIGNATURES
67	Item 1 – Legal Proceedings
68	Item 1A – Risk Factors
70	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
70	Item 4 – Mine Safety Disclosures
70	Item 6 – Exhibits
71	Signatures
72	Exhibit Index

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

ATO	Australian Taxation Office
AusQuest	AusQuest Limited
BART	Best Available Retrofit Technology
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
C.F.R.	Cost and Freight
CLCC	Cliffs Logan County Coal LLC
Cliffs Chromite Far North Inc.	Entity previously known as Spider Resources Inc.
Cliffs Chromite Ontario Inc.	Entity previously known as Freewest Resources Canada Inc.
Cockatoo Island	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
CQIM	Cliffs Quebec Iron Mining Limited
CSAPR	U.S. Cross-State Air Pollution Rule
DEP	U.S. Department of Environment Protection
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fe	Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977
F.O.B.	Free on board
GAAP	Accounting principles generally accepted in the United States
GHG	Green house gas
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
Ispat	Ispat Inland Steel Company
LCM	Lower of cost or market
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
NDEP	Nevada Department of Environmental Protection
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act

Abbreviation or acronym	Term
NRD	Natural Resource Damages
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
Pluton Resources	Pluton Resources Limited
renewaFUEL	renewaFUEL, LLC (now known as Cliffs Michigan Biomass, LLC)
RTWG	Rio Tinto Working Group
SEC	United States Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
2012 Equity Plan	Cliffs Natural Resources Inc 2012 Incentive Equity Plan

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,447.9	$2,070.7	$4,096.6	$4,790.8
Freight and venture partners' cost reimbursements	97.0	18.4	240.2	169.4
	1,544.9	2,089.1	4,336.8	4,960.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,346.6)	(1,246.0)	(3,403.2)	(2,829.4)
SALES MARGIN	198.3	843.1	933.6	2,130.8
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(63.9)	(61.3)	(202.6)	(164.4)
Consolidated Thompson acquisition costs	—	(2.1)	—	(25.0)
Exploration costs	(45.6)	(26.6)	(95.2)	(55.4)
Miscellaneous - net	(12.5)	64.0	25.5	59.4
	(122.0)	(26.0)	(272.3)	(185.4)
OPERATING INCOME	76.3	817.1	661.3	1,945.4
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	—	(6.2)	0.3	100.5
Interest expense	(47.2)	(49.4)	(141.2)	(168.2)
Other non-operating income	3.3	0.9	6.2	6.7
	(43.9)	(54.7)	(134.7)	(61.0)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	32.4	762.4	526.6	1,884.4
INCOME TAX (EXPENSE) BENEFIT	64.0	(3.7)	235.2	(287.2)
EQUITY INCOME (LOSS) FROM VENTURES	(15.3)	11.1	(22.7)	2.8
INCOME FROM CONTINUING OPERATIONS	81.1	769.8	739.1	1,600.0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2.7)	(16.8)	5.1	3.7
NET INCOME	78.4	753.0	744.2	1,603.7
LESS: INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(6.7)	151.8	25.2	170.1
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$85.1	$601.2	$719.0	$1,433.6
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.62	$4.29	$5.02	$10.24
Discontinued operations	(0.02)	(0.12)	0.04	0.03
	$0.60	$4.17	$5.06	$10.27
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.61	$4.27	$5.00	$10.19
Discontinued operations	(0.02)	(0.12)	0.04	0.03
	$0.59	$4.15	$5.04	$10.22
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	142,396	144,203	142,332	139,563
Diluted	142,895	144,989	142,780	140,321
CASH DIVIDENDS DECLARED PER SHARE	$0.63	$0.28	$1.54	$0.56
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$85.1	$601.2	$719.0	$1,433.6
OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and OPEB liability	7.6	4.9	20.9	14.4
Unrealized net loss on marketable securities	(0.1)	(11.6)	(0.6)	(30.8)
Unrealized net gain (loss) on foreign currency translation	18.6	(132.2)	12.2	(74.8)
Unrealized net gain (loss) on derivative financial instruments	14.2	(16.7)	13.6	(13.5)
OTHER COMPREHENSIVE INCOME (LOSS)	40.3	(155.6)	46.1	(104.7)
LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1.5	(0.4)	4.5	0.5
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$123.9	$446.0	$760.6	$1,328.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

	(In Millions)
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36.3	$519.3
Accounts receivable	285.9	287.9
Inventories	526.7	456.9
Supplies and other inventories	259.5	216.9
Derivative assets	78.3	82.1
Assets held for sale	156.6	159.9
Other current assets	322.1	188.2
TOTAL CURRENT ASSETS	1,665.4	1,911.2
PROPERTY, PLANT AND EQUIPMENT, NET	11,030.7	10,404.1
OTHER ASSETS
Investments in ventures	517.0	526.6
Goodwill	1,167.2	1,152.1
Intangible assets, net	133.8	147.0
Deferred income taxes	612.3	209.5
Other non-current assets	170.4	191.2
TOTAL OTHER ASSETS	2,600.7	2,226.4
TOTAL ASSETS	$15,296.8	$14,541.7
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$422.1	$364.7
Accrued expenses	485.2	384.8
Taxes payable	84.7	324.5
Current portion of debt	369.7	74.8
Deferred revenue	125.1	126.6
Liabilities held for sale	29.7	25.9
Other current liabilities	197.8	200.8
TOTAL CURRENT LIABILITIES	1,714.3	1,502.1
POSTEMPLOYMENT BENEFIT LIABILITIES	603.3	665.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	226.3	213.2
DEFERRED INCOME TAXES	1,147.0	1,062.4
LONG-TERM DEBT	3,514.3	3,608.7
BELOW-MARKET SALES CONTRACTS, NET	83.8	111.8
OTHER LIABILITIES	318.6	338.0
TOTAL LIABILITIES	7,607.6	7,502.0
COMMITMENTS AND CONTINGENCIES
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2011 - 400,000,000);
Issued - 149,195,469 shares (2011 - 149,195,469 shares);
Outstanding - 142,491,645 shares (2011 - 142,021,718 shares)	18.5	18.5
Capital in excess of par value of shares	1,766.2	1,770.8
Retained earnings	4,925.7	4,424.3
Cost of 6,703,824 common shares in treasury (2011 - 7,173,751 shares)	(322.6)	(336.0)
Accumulated other comprehensive loss	(51.0)	(92.6)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	6,336.8	5,785.0
NONCONTROLLING INTEREST	1,352.4	1,254.7
TOTAL EQUITY	7,689.2	7,039.7
TOTAL LIABILITIES AND EQUITY	$15,296.8	$14,541.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS

	(In Millions)
	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$744.2	$1,603.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	382.3	306.3
Derivatives and currency hedges	12.0	(84.4)
Equity income (loss) in ventures (net of tax)	22.7	(2.8)
Deferred income taxes	(352.5)	(29.7)
Changes in deferred revenue and below-market sales contracts	(36.2)	(156.3)
Pensions and other postretirement benefits	(45.4)	(43.3)
Other	(10.3)	3.7
Changes in operating assets and liabilities:
Receivables and other assets	(118.6)	(62.5)
Product inventories	(70.4)	(128.5)
Payables and accrued expenses	(252.3)	139.5
Net cash provided by operating activities	275.5	1,545.7
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	—	(4,423.5)
Purchase of property, plant and equipment	(793.6)	(478.9)
Settlements in Canadian dollar foreign exchange contracts	—	93.1
Investment in Consolidated Thompson senior secured notes	—	(125.0)
Other investing activities	8.9	15.7
Net cash used by investing activities	(784.7)	(4,918.6)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	853.7
Net proceeds from issuance of senior notes	—	998.1
Borrowings on term loan	—	1,250.0
Borrowings on bridge credit facility	—	750.0
Repayment of bridge credit facility	—	(750.0)
Repayment of term loan	(49.9)	(265.4)
Debt issuance costs	—	(54.8)
Borrowings under revolving credit facility	670.0	250.0
Repayment under revolving credit facility	(420.0)	—
Repayment of Consolidated Thompson convertible debentures	—	(337.2)
Payments under share buyback program	—	(221.9)
Contributions by joint ventures, net	68.8	—
Common stock dividends	(217.8)	(78.8)
Other financing activities	(23.9)	(27.1)
Net cash provided by financing activities	27.2	2,366.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.1)	(15.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(482.1)	(1,021.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	521.6	1,566.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39.5	$545.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 21 - CASH FLOW INFORMATION.

CLIFFS NATURAL RESOURCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ended December 31, 2012 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Also included in our consolidated results are Cliffs Chromite Ontario Inc. and Cliffs Chromite Far North Inc., which have a 100 percent interest in the Black Label and Black Thor chromite deposits and a 70 percent interest in the Big Daddy chromite deposit, respectively, all located in Northern Ontario, Canada.
The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2012 and December 31, 2011. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	September 30, 2012	December 31, 2011
Amapá	Investments in ventures	Equity Method	30	$479.2	$498.6
Cockatoo	Other liabilities	Equity Method	50	(28.7)	(15.0)
Hibbing (1)	Investments in ventures	Equity Method	23	0.8	(6.8)
Other	Investments in ventures	Equity Method	Various	37.0	28.0
				$488.3	$504.8

(1)	Recorded as Other liabilities at December 31, 2011.

Cockatoo Island
In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. On July 31, 2012, the parties entered into a definitive asset sale agreement, which was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid as consideration under the asset sale agreement, a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. With respect to those rehabilitation obligations and assumed liabilities that are inherently attached to the tenements, those obligations and liabilities will automatically transfer to, and be assumed by, Pluton Resources upon registration of each of the tenements in Pluton Resources' name. Registration of the tenements in Pluton Resources' name cannot occur until the Office of State Revenue assesses the amount of stamp duty payable by Pluton Resources. The duty assessment process is expected to be completed during the fourth quarter of 2012. As of September 30, 2012, our portion of the current estimated cost of the rehabilitation is approximately $24 million and will be extinguished upon registration of the tenements in Pluton Resources' name. Cliffs and HWE Cockatoo Pty Ltd. completed the current stage of mining, Phase 3, at Cockatoo Island on September 30, 2012.
Immaterial Errors
In September 2011, we noted an error in the accounting for the 21 percent noncontrolling interest in the Empire mine. In accordance with applicable GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011 and June 30, 2011 and also immaterial for the quarterly report for the period ended September 30, 2011. Accordingly, all of the resulting adjustments were recorded prospectively in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011 and the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011. The adjustment to record the noncontrolling interest related to the Empire mining venture of $84.0 million resulted in an increase to Income from Continuing Operations of $16.1 million, as a result of reductions in income tax expenses and a decrease to Net Income Attributable to Cliffs Shareholders of $67.9 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.47 per common share and $0.49 and $0.48 per common share for the three and nine months ended September 30, 2011, respectively. In addition, Retained Earnings was decreased by $67.9 million and Noncontrolling Interest was increased by $84.0 million in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2011.
In addition to the noncontrolling interest adjustment, the application of consolidation accounting for the Empire partnership arrangement also resulted in several financial statement line item reclassifications in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. Under the captive cost company accounting, we historically recorded the reimbursements for our venture partners' cost through Freight and venture partners' cost reimbursements, with a corresponding offset in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Accordingly, we reclassified $46.0 million of revenues from Freight and venture partners' cost reimbursements to Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011. We also reclassified $54.1 million related to the ArcelorMittal price re-opener settlement recorded during the first quarter of 2011 from Cost of goods sold and operating expenses to Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2011.

Discontinued Operations
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. The assets to be sold include our interests in the Sonoma mine along with our ownership of the affiliated washplant. Upon completion of the transaction, anticipated to close during the fourth quarter of 2012, we expect to collect approximately AUD $141.0 million in cash proceeds. As of September 30, 2012, we have reported the assets and related liabilities of the Sonoma operations as Assets held for sale and Liabilities held for sale in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2012 and December 31, 2011 and reflected the results of operations as discontinued operations in the Statements of Unaudited Condensed Consolidated Operations for all periods presented. The Sonoma operations historically were reported as the Asia Pacific Coal operating segment. Refer to NOTE 7 - DISCONTINUED OPERATIONS for additional information.
On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition, LLC. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. We recorded a loss of $0.1 million as Income (Loss) from Discontinued Operations in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2012. This compares to losses of $17.5 million and $18.7 million for the three and nine months ended September 30, 2011, which included a $16.7 million impairment charge, taken to write the renewaFUEL assets down to fair value.
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
Iron ore sales are recorded at a sales price specified in the relevant supply agreements resulting in revenue and a receivable at the time of sale. Upon revenue recognition for provisionally priced sales, a freestanding derivative is created for the difference between the sales price used and expected future settlement price. The derivative, which does not qualify for hedge accounting, is adjusted to fair value through Product revenues as a revenue adjustment each reporting period based upon current market data and forward-looking estimates determined by management until the final sales price is determined. The principal risks associated with recognition of sales on a provisional basis include iron ore price fluctuations between the date initially recorded and the date of final settlement. For revenue recognition, we estimate the future settlement rate; however, if significant changes in iron ore prices occur between the provisional pricing date and the final settlement date, we might be required to either return a portion of the sales proceeds received or bill for the additional sales proceeds due based on the provisional sales price. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
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
Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers in Freight and venture partners' cost reimbursements separate from Product revenues. Revenue is recognized for the expected reimbursement of services when the services are performed.
Cost of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations. Operating expenses within this line item primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected in the noncontrolling partner participant. As we are responsible for product fulfillment, we act as a principal in the transaction and, accordingly, record revenue under these arrangements on a gross basis.
Where we have joint ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced.
Recent Accounting Pronouncements
In May 2011, the FASB amended the guidance on fair value as a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework. The amended fair value framework provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The significant amendments to the fair value measurement guidance and the new disclosure requirements include: (1) the highest and best use and valuation premise for non-financial assets; (2) the application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risks; (3) premiums or discounts in fair value measurement; (4) fair value of an instrument classified in a reporting entity’s shareholders’ equity; (5) for Level 3 measurements, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place and a narrative description of the sensitivity of the fair value to changes in the unobservable inputs and interrelationships between those inputs; and (6) the level in the fair value hierarchy of items that are not measured at fair value in the Statement of Financial Position but whose fair value must be disclosed. The new guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted the amended guidance as of January 1, 2012. Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our five metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. There are no intersegment revenues.
The Asia Pacific Coal operating segment is comprised of our 45 percent economic interest in Sonoma, located in Queensland, Australia, which is expected to be sold during the fourth quarter of 2012. The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and therefore are not reported separately.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and nine months ended September 30, 2012 and 2011:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenues from product sales and services:
U.S. Iron Ore	$796.0	52%	$1,106.7	52%	$1,942.7	45%	$2,502.0	49%
Eastern Canadian Iron Ore	253.1	16%	517.3	24%	777.8	18%	942.2	18%
Asia Pacific Iron Ore	254.2	16%	400.1	19%	975.3	22%	1,127.1	22%
North American Coal	241.8	16%	64.0	3%	640.9	15%	388.7	8%
Other	(0.2)	—%	1.0	2%	0.1	—%	0.2	3%
Total revenues from product sales and services	$1,544.9	100%	$2,089.1	100%	$4,336.8	100%	$4,960.2	100%
Sales margin:
U.S. Iron Ore	$255.9		$481.3		$708.9		$1,283.7
Eastern Canadian Iron Ore	(40.5)		191.0		(43.0)		293.5
Asia Pacific Iron Ore	(15.8)		214.6		256.1		615.4
North American Coal	(1.3)		(42.7)		3.8		(60.4)
Other	—		(1.1)		7.8		(1.4)
Sales margin	198.3		843.1		933.6		2,130.8
Other operating expense	(122.0)		(26.0)		(272.3)		(185.4)
Other expense	(43.9)		(54.7)		(134.7)		(61.0)
Income from continuing operations before income taxes and equity income (loss) from ventures	$32.4		$762.4		$526.6		$1,884.4
Depreciation, depletion and amortization:
U.S. Iron Ore	$24.9		$23.0		$71.9		$62.5
Eastern Canadian Iron Ore	41.7		43.2		118.2		84.5
Asia Pacific Iron Ore	40.2		25.4		110.0		74.3
North American Coal	25.1		19.7		69.5		62.1
Other	1.0		8.4		12.7		22.9
Total depreciation, depletion and amortization	$132.9		$119.7		$382.3		$306.3
Capital additions (1):
U.S. Iron Ore	$19.6		$28.5		$82.5		$115.8
Eastern Canadian Iron Ore	285.5		103.3		593.4		167.5
Asia Pacific Iron Ore	5.8		57.3		132.0		140.6
North American Coal	33.3		60.3		105.1		116.3
Other	10.3		6.5		61.0		13.1
Total capital additions	$354.5		$255.9		$974.0		$553.3

(1)	Includes capital lease additions and non-cash accruals. Refer to NOTE 21 - CASH FLOW INFORMATION

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2012	December 31, 2011
Segment assets:
U.S. Iron Ore	$1,841.4	$1,691.8
Eastern Canadian Iron Ore	8,307.7	7,973.1
Asia Pacific Iron Ore	1,864.8	1,511.2
North American Coal	1,904.6	1,814.4
Other	960.2	1,017.6
Total segment assets	14,878.7	14,008.1
Corporate	418.1	533.6
Total assets	$15,296.8	$14,541.7

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2012 and December 31, 2011:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets	$22.4	Derivative assets	$5.2	Other current liabilities	$1.3	Other current liabilities	$3.5
Total derivatives designated as hedging instruments under ASC 815		$22.4		$5.2		$1.3		$3.5
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—	Derivative assets	$2.8		$—		$—
Foreign Exchange Contracts	Assets held for sale	1.1		—		—		—
Customer Supply Agreements	Derivative assets	54.5	Derivative assets	72.9		—		—
Provisional Pricing Arrangements	Derivative assets	1.4	Derivative assets	1.2	Other current liabilities	11.7	Other current liabilities	19.5
		—	Accounts receivable	83.8		—		—
Total derivatives not designated as hedging instruments under ASC 815		$57.0		$160.7		$11.7		$19.5
Total derivatives		$79.4		$165.9		$13.0		$23.0
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
We use foreign currency exchange contracts to hedge our foreign currency exposure for a portion of our U.S. dollar sales receipts in our Australian functional currency entities and our Canadian dollar operating costs. For our Australian operations, U.S. dollars are converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. For our Canadian operations, U.S. dollars are converted to Canadian dollars at the exchange rate in effect for the period the operating costs are incurred. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and U.S. and Canadian currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment, and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

As of September 30, 2012, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $420.0 million and $645.7 million, respectively, in the form of forward contracts with varying maturity dates ranging from October 2012 to September 2013. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $400.0 million as of December 31, 2011. There were no outstanding Canadian foreign currency exchange contracts as of December 31, 2011, as we did not begin entering into Canadian foreign currency exchange contracts until January 2012.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and for the three and nine months ended September 30, 2012 and 2011, there was no material ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that gains of $8.7 million and $6.2 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as hedging instruments, net of tax in Accumulated other comprehensive loss and the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012 and 2011:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Australian Dollar Foreign Exchange Contracts (hedge designation)	$1.4	$(15.2)	Product revenues	$5.1	$1.5
Canadian Dollar Foreign Exchange Contracts (hedge designation)	11.3	—	Cost of goods sold and operating expenses	1.3	—
Total	$12.7	$(15.2)		$6.4	$1.5
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Australian Dollar Foreign Exchange Contracts (hedge designation)	$7.5	$(10.3)	Product revenues	$7.8	$2.5
Canadian Dollar Foreign Exchange Contracts (hedge designation)	6.2	—	Cost of goods sold and operating expenses	1.6	—
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Product revenues	—	0.7
Total	$13.7	$(10.3)		$9.4	$3.2

Interest Rate Risk Management
Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. These instruments did not have a material impact on our financial statements as of and for the three and nine months ended September 30, 2012.
Derivatives Not Designated as Hedging Instruments
Australian Dollar Foreign Exchange Contracts
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. The assets to be sold include our interests in the Sonoma mine along with our ownership of the affiliated wash plant. We hedged the Sonoma sale price on the open market by entering into foreign currency exchange forward contracts with a notional amount of AUD $141.0 million. The hedge contracts were considered economic hedges, which do not qualify for hedge accounting. The forward contracts have a maturity date of November 13, 2012. These instruments are prospectively marked to fair value each reporting period through Income (Loss) from Discontinued Operations on the Statements of Unaudited Condensed Consolidated Operations. For the three and nine months ended September 30, 2012, the change in fair value of these forward contracts resulted in net unrealized gains of $1.1 million based on the Australian to U.S. dollar spot rate of 1.04 at September 30, 2012. Current Assets held for sale of $1.1 million, representing the fair value of the contracts was recorded on September 30, 2012 in the Statements of Unaudited Condensed Consolidated Financial Position.
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
During the first half of 2011, swaps were executed in order to extend the maturity dates of certain of the forward contracts through the consummation of the Consolidated Thompson acquisition and the repayment of the Consolidated Thompson convertible debentures. These swaps and the maturity of the forward contracts resulted in net realized gains of $93.1 million recognized through Changes in fair value of foreign currency contracts, net in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2011.
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

Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $49.8 million and $131.8 million, respectively, as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012, related to the supplemental payments. This compares with Product revenues of $53.8 million and $124.9 million, respectively, for the comparable periods in 2011. Derivative assets, representing the fair value of the pricing factors, were $54.5 million and $72.9 million, respectively, in the September 30, 2012 and December 31, 2011 Statements of Unaudited Condensed Consolidated Financial Position.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $1.4 million as Derivative assets and $11.7 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2012 related to our estimate of final sales price with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales price based on the price calculations established in the supply agreements. As a result, we recognized a net $10.3 million as a decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012 related to these arrangements. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements.
In instances when we were still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms, we record certain shipments made to customers based on an agreed-upon provisional price. The shipments were recorded based on the provisional price until settlement of the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these provisional prices being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the third quarter, we reached final pricing settlements on the customer supply agreements in which components of the pricing calculations were still being revised. As such, at September 30, 2012, no shipments were recorded based upon this type of provisional pricing. For the three and nine months ended September 30, 2011, we recognized $193.0 million and $623.5 million, respectively, as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations under the pricing provisions for certain shipments to U.S. Iron Ore and Eastern Canadian Iron Ore customers as we were still in the process of revising the terms of the related customer supply agreements. At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities included in Other current liabilities and $83.8 million Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position related to these types of provisional pricing arrangements with various U.S. Iron Ore and Eastern Canadian Iron Ore customers.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012 and 2011:

		(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign Exchange Contracts	Product revenues	$—	$—	$—	$1.0
Foreign Exchange Contracts	Other income (expense)	—	(6.2)	0.3	100.5
Foreign Exchange Contracts	Income (Loss) from Discontinued Operations	1.1	—	1.1	—
Customer Supply Agreements	Product revenues	49.8	53.8	131.8	124.9
Provisional Pricing Arrangements	Product revenues	(10.3)	193.0	(10.3)	623.5
Total		$40.6	$240.6	$122.9	$849.9
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2012 and December 31, 2011:

	(In Millions)
	September 30, 2012			December 31, 2011
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$182.7	$46.8	$229.5	$100.2	$8.5	$108.7
Eastern Canadian Iron Ore	77.7	37.6	115.3	96.2	43.0	139.2
Asia Pacific Iron Ore	21.7	41.8	63.5	57.2	21.6	78.8
North American Coal	57.7	60.7	118.4	19.7	110.5	130.2
Total	$339.8	$186.9	$526.7	$273.3	$183.6	$456.9
At our North American Coal operating segment, we recorded lower of cost or market inventory charges of $8.0 million and $17.9 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012, respectively, due to market prices for coal. No lower of cost or market inventory adjustments were recorded for the three and nine months ended September 30, 2011.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of September 30, 2012 and December 31, 2011:

	(In Millions)
	September 30, 2012	December 31, 2011
Land rights and mineral rights	$7,952.1	$7,868.7
Office and information technology	83.3	66.8
Buildings	143.0	132.2
Mining equipment	1,318.9	1,323.8
Processing equipment	1,839.4	1,311.6
Railroad equipment	224.3	161.6
Electric power facilities	58.8	57.9
Port facilities	112.1	64.1
Interest capitalized during construction	32.2	22.5
Land improvements	43.3	30.4
Other	31.9	43.2
Construction in progress	844.4	612.8
	12,683.7	11,695.6
Allowance for depreciation and depletion	(1,653.0)	(1,291.5)
	$11,030.7	$10,404.1
We recorded depreciation and depletion expense of $127.7 million and $364.9 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012, respectively. This compares with depreciation and depletion expense of $109.6 million and $279.7 million for the three and nine months ended September 30, 2011.
NOTE 6 - ACQUISITIONS
Acquisitions
We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.
Consolidated Thompson
On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt, pursuant to the terms of an arrangement agreement dated as of January 11, 2011. Upon the acquisition: (a) each outstanding Consolidated Thompson common share was acquired for a cash payment of C$17.25; (b) each outstanding option and warrant that was “in the money” was acquired for cancellation for a cash payment of C$17.25 less the exercise price per underlying Consolidated Thompson common share; (c) each outstanding performance share unit was acquired for cancellation for a cash payment of C$17.25; (d) all outstanding Quinto Mining Corporation rights to acquire common shares of Consolidated Thompson were acquired for cancellation for a cash payment of C$17.25 per underlying Consolidated Thompson common share; and (e) certain Consolidated Thompson management contracts were eliminated that contained certain change of control provisions for contingent payments upon termination. The acquisition date fair value of the consideration transferred totaled $4.6 billion. Our full ownership of Consolidated Thompson has been included in the unaudited condensed consolidated financial statements since the acquisition date and the subsidiary CQIM is reported as a component of our Eastern Canadian Iron Ore segment.

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

	(In Millions)
	Initial Allocation	Final Allocation	Change
Consideration
Cash	$4,554.0	$4,554.0	$—
Fair value of total consideration transferred	$4,554.0	$4,554.0	$—
Recognized amounts of identifiable assets acquired and liabilities assumed
ASSETS:
Cash	$130.6	$130.6	$—
Accounts receivable	102.8	102.4	(0.4)
Product inventories	134.2	134.2	—
Other current assets	35.1	35.1	—
Mineral rights	4,450.0	4,825.6	375.6
Property, plant and equipment	1,193.4	1,193.4	—
Intangible assets	2.1	2.1	—
Total identifiable assets acquired	6,048.2	6,423.4	375.2
LIABILITIES:
Accounts payable	(13.6)	(13.6)	—
Accrued liabilities	(130.0)	(123.8)	6.2
Convertible debentures	(335.7)	(335.7)	—
Other current liabilities	(41.8)	(47.9)	(6.1)
Long-term deferred tax liabilities	(831.5)	(1,041.8)	(210.3)
Senior secured notes	(125.0)	(125.0)	—
Capital lease obligations	(70.7)	(70.7)	—
Other long-term liabilities	(25.1)	(32.8)	(7.7)
Total identifiable liabilities assumed	(1,573.4)	(1,791.3)	(217.9)
Total identifiable net assets acquired	4,474.8	4,632.1	157.3
Noncontrolling interest in Bloom Lake	(947.6)	(1,075.4)	(127.8)
Goodwill	1,026.8	997.3	(29.5)
Total net assets acquired	$4,554.0	$4,554.0	$—

Included in the changes to the initial purchase price allocation for Consolidated Thompson, which was performed during the second quarter of 2011, are changes recorded in the first quarter of 2012, when we further refined the fair value of the assets acquired and liabilities assumed. The acquisition date fair value was adjusted to record a $16.4 million increase related to pre-acquisition date Quebec mining duties tax. We recorded $6.1 million and $10.3 million as increases to current and long-term liabilities, respectively. This resulted in a reduction of our calculated minimum distribution payable to the minority partner by $2.6 million. These adjustments resulted in a net $13.8 million increase to our goodwill during the period. As our fair value estimates remained materially unchanged from December 31, 2011, the immaterial adjustments made to the initial purchase price allocation during the first quarter of 2012 were recorded in that period. All other changes to the initial allocation were recorded retrospectively to the acquisition date. During the second quarter of 2012, no further adjustments were recorded when the allocation was finalized.
During 2011, subsequent to the initial purchase price allocation for Consolidated Thompson, we adjusted the fair values of the assets acquired and liabilities assumed. Based on this process, the acquisition date fair value of the Consolidated Thompson mineral rights, deferred tax liability and noncontrolling interest in Bloom Lake were adjusted to $4,825.6 million, $1,041.8 million and $1,075.4 million, respectively, in the revised purchase price allocation during the fourth quarter of 2011. The change in mineral rights was caused by further refinements to the valuation model, most specifically as it related to potential tax structures that have value from a market participant standpoint and the risk premium used in determining the discount rate. The change in the deferred tax liability primarily was a result of the movement in the mineral rights value and obtaining additional detail of the acquired tax basis in the acquired assets and liabilities. Finally, the change in the noncontrolling interest in Bloom Lake was due to the change in mineral rights and a downward adjustment to the discount for lack of control being used in the valuation. A complete comparison of the initial and final purchase price allocation has been provided in the table above.
The fair value of the noncontrolling interest in the assets acquired and liabilities assumed in Bloom Lake has been allocated proportionately, based upon WISCO’s 25 percent interest in Bloom Lake. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect the noncontrolling interest discount.
The $997.3 million of goodwill resulting from the acquisition has been assigned to our Eastern Canadian Iron Ore business segment through the CQIM reporting unit. Management believes the goodwill recognized primarily is attributable to the proximity to our existing Canadian operations and potential for future expansion in Eastern Canada, which will allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the goodwill is expected to be deductible for income tax purposes. Refer to NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.
The following unaudited consolidated pro forma information summarizes the results of operations for the three and nine months ended September 30, 2011 as if the Consolidated Thompson acquisition and the related financing had been completed as of January 1, 2010. The pro forma information gives effect to actual operating results prior to the acquisition. The unaudited consolidated pro forma information does not purport to be indicative of the results that actually would have been obtained if the acquisition of Consolidated Thompson had occurred as of the beginning of the periods presented or that may be obtained in the future.

	(In Millions, Except Per Common Share)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
REVENUES FROM PRODUCT SALES AND SERVICES	$2,089.1	$5,168.6
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$607.3	$1,439.2
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$4.21	$10.31
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$4.19	$10.26

NOTE 7 - DISCONTINUED OPERATIONS
The tables below set forth selected financial information related to assets and liabilities held for sale and operating results of our business classified as discontinued operations. Assets and liabilities held for sale represent the assets that are expected to be sold and liabilities expected to be assumed. While the reclassification of revenues and expenses related to discontinued operations for prior periods have no impact upon previously reported net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations.
The following table presents Statements of Unaudited Condensed Consolidated Financial Position data of the Sonoma operations:

	(In Millions)
	September 30, 2012	December 31, 2011
ASSETS HELD FOR SALE
Cash and cash equivalents	$3.2	$2.3
Accounts receivable	10.1	16.3
Inventories	20.3	18.8
Other current assets	8.1	2.0
Property, plant and equipment, net	114.9	120.5
Assets held for sale	$156.6	$159.9

LIABILITIES HELD FOR SALE
Accounts payable	$19.4	$15.6
Accrued expenses	1.1	1.5
Environmental and mine closure obligations	9.2	8.8
Liabilities held for sale	$29.7	$25.9
The following table presents detail of our operations related to our Sonoma operations in the Statements of Unaudited Condensed Consolidated Operations:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$42.6	$53.7	$141.6	$171.6

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	$(2.7)	$0.7	$5.2	$22.4

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	(In Millions)
	September 30, 2012					December 31, 2011 (1)
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$986.2	$83.0	$80.9	$1,152.1	$2.0	$3.1	$82.6	$27.9	$80.9	$196.5
Arising in business combinations	—	13.8	—	—	13.8	—	983.5	—	(0.1)	—	983.4
Impairment	—	—	—	—	—	—	—	—	(27.8)	—	(27.8)
Impact of foreign currency translation	—	—	1.3	—	1.3	—	—	0.4	—	—	0.4
Other	—	—	—	—	—	—	(0.4)	—	—	—	(0.4)
Ending Balance	$2.0	$1,000.0	$84.3	$80.9	$1,167.2	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1

(1)	Represents a 12-Month rollforward of our goodwill by reportable segment at December 31, 2011.
Goodwill is not subject to amortization and is tested for impairment annually as of October 1st or when events or circumstances indicate that impairment may have occurred.
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of September 30, 2012 and December 31, 2011:

		(In Millions)
		September 30, 2012			December 31, 2011
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$135.3	$(28.9)	$106.4	$134.3	$(23.2)	$111.1
Utility contracts	Intangible assets, net	54.7	(29.7)	25.0	54.7	(21.3)	33.4
Leases	Intangible assets, net	5.5	(3.1)	2.4	5.5	(3.0)	2.5
Total intangible assets		$195.5	$(61.7)	$133.8	$194.5	$(47.5)	$147.0
Below-market sales contracts	Other current liabilities	$(46.0)	$—	$(46.0)	$(77.0)	$24.3	$(52.7)
Below-market sales contracts	Below-market sales contracts, net	(250.7)	166.9	(83.8)	(252.3)	140.5	(111.8)
Total below-market sales contracts		$(296.7)	$166.9	$(129.8)	$(329.3)	$164.8	$(164.5)
The intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 28
Utility contracts	5
Leases	1.5 - 4.5

Amortization expense relating to intangible assets was $4.8 million and $14.1 million, respectively, for the three and nine months ended September 30, 2012, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $3.3 million and $12.5 million, respectively, for the comparable periods in 2011. The estimated amortization expense relating to intangible assets for the remainder of 2012 and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2012 (remaining three months)	$4.5
2013	17.9
2014	17.9
2015	6.0
2016	6.0
2017	6.0
Total	$58.3
The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which have remaining lives ranging from two to five years. For the three and nine months ended September 30, 2012, we recognized $14.7 million and $31.3 million, respectively, in Product revenues related to the below-market sales contracts, compared with $16.7 million and $40.4 million, respectively, for the three and nine months ended September 30, 2011. The following amounts are estimated to be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2012 (remaining three months)	$14.7
2013	46.0
2014	23.1
2015	23.0
2016	23.0
2017	—
Total	$129.8

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at September 30, 2012 and December 31, 2011:

	(In Millions)
	September 30, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative assets	$—	$—	$55.9	$55.9
International marketable securities	25.3	—	—	25.3
Foreign exchange contracts	—	23.5	—	23.5
Total	$25.3	$23.5	$55.9	$104.7
Liabilities:
Derivative liabilities	$—	$—	$11.7	$11.7
Foreign exchange contracts	—	1.3	—	1.3
Total	$—	$1.3	$11.7	$13.0

	(In Millions)
	December 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$351.2	$—	$—		$351.2
Derivative assets	—	—	157.9	(1)	157.9
International marketable securities	27.1	—	—		27.1
Foreign exchange contracts	—	8.0	—		8.0
Total	$378.3	$8.0	$157.9		$544.2
Liabilities:
Derivative liabilities	$—	$—	$19.5		$19.5
Foreign exchange contracts	—	3.5	—		3.5
Total	$—	$3.5	$19.5		$23.0
(1)Derivative assets includes $83.8 million classified as Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position as of December 31, 2011. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Financial assets classified in Level 1 at September 30, 2012 include available-for-sale marketable securities and at December 31, 2011 they include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At September 30, 2012 and

December 31, 2011, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at September 30, 2012 and December 31, 2011 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at September 30, 2012 also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined.
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
The Level 3 derivative assets and liabilities at December 31, 2011 also consisted of derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. In some instances we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms as a result of the elimination of historical benchmark pricing. As a result, we record certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers based on an agreed-upon provisional price with the customer until final settlement on the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these pricing provisions being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the three and nine months ended September 30, 2012, we did not have any supply agreements in which components of the pricing calculations were still being finalized. As a result, we did not have any shipments as of September 30, 2012 recorded on a provisional basis. The pricing provisions are characterized as freestanding derivatives and are required to be accounted for separately once product is shipped. The derivative instrument, which is settled and billed once final pricing settlement is reached, is marked to fair value as a revenue adjustment each reporting period.

The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements

($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range (Weighted Average)
	9/30/2012
Provisional Pricing Arrangements	$1.4	Derivative assets	Market Approach	Managements Estimate of 62% Fe	$105 - $115 ($125)
	$11.7	Other current liabilities
Customer Supply Agreement	$54.5	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$635 - $695 ($665)
The significant unobservable input used in the fair value measurement of the reporting entity’s provisional pricing arrangements is management’s estimate of 62 percent Fe price that is estimated based upon current market data, including historical seasonality and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value.
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
Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value. We had no material financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 or December 31, 2011.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the first nine months of 2012 or 2011. As noted above, there was a transfer from Level 3 to Level 2 in the second quarter of 2011, as reflected in the table below. The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$83.9	$64.0	$157.9	$45.6
Total gains
Included in earnings	24.9	53.8	129.6	144.9
Included in other comprehensive income	—	—	—	—
Settlements	(52.9)	(50.0)	(231.6)	(102.7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	(20.0)
Ending balance - September 30	$55.9	$67.8	$55.9	$67.8
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$24.9	$53.8	$129.6	$144.9

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$(15.8)	$—	$(19.5)	$—
Total losses
Included in earnings	4.1	—	(11.7)	—
Included in other comprehensive income	—	—	—	—
Settlements	—	—	19.5	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$(11.7)	$—	$(11.7)	$—
Total losses for the period included in earnings attributable to the change in unrealized losses on assets still held at the reporting date	$4.1	$—	$(11.7)	$—
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012 and 2011.

The carrying amount for certain financial instruments (e.g. Accounts receivable, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at September 30, 2012 and December 31, 2011 were as follows:

		(In Millions)
		September 30, 2012		December 31, 2011
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Other receivables:
Customer supplemental payments	Level 2	$5.6	$5.2	$22.3	$20.8
ArcelorMittal USA—Receivable	Level 2	21.2	23.5	26.5	30.7
Other	Level 2	10.6	10.6	10.0	10.0
Total receivables		$37.4	$39.3	$58.8	$61.5
Long-term debt:
Term loan—$1.25 billion	Level 2	$822.4	$822.4	$897.2	$897.2
Senior notes—$700 million	Level 2	699.4	772.7	699.3	726.4
Senior notes—$1.3 billion	Level 2	1,289.3	1,576.3	1,289.2	1,399.4
Senior notes—$400 million	Level 2	398.2	467.4	398.0	448.8
Senior notes—$55 million	Level 2	55.0	62.8	325.0	348.7
Revolving loan	Level 2	250.0	250.0	—	—
Total long-term debt		$3,514.3	$3,951.6	$3,608.7	$3,820.5
The fair value of the receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.
The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of September 30, 2012 and December 31, 2011, a receivable of $5.6 million and $22.3 million, respectively, has been recorded in Other non-current assets in the Statements of Unaudited Condensed Consolidated Financial Position reflecting the terms of this deferred payment arrangement. The fair value of the receivable of $5.2 million and $20.8 million at September 30, 2012 and December 31, 2011, respectively, is based on a discount rate of 3.30 percent and 3.29 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $21.2 million and $26.5 million at September 30, 2012 and December 31, 2011, respectively, of which $10.0 million was recorded in Other current assets for each respective period. The fair value of the receivable of $23.5 million and $30.7 million at September 30, 2012 and December 31, 2011, respectively, is based on a discount rate of 3.31 percent and 2.12 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.

NOTE 10 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of September 30, 2012 and December 31, 2011:

($ in Millions)
September 30, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.60%	2016	$922.1	(1)	$922.1	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.2	(5)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.47%	2016	1,750.0		250.0	(6)
Total debt				$5,397.1		$3,884.0
Less current portion						369.7
Long-term debt						$3,514.3

($ in Millions)
December 31, 2011
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.40%	2016	$972.0	(1)	$972.0	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.3	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.1	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.0	(5)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	—%	2016	1,750.0		—	(6)
Total debt				$5,447.0		$3,683.5
Less current portion						74.8
Long-term debt						$3,608.7

(1)
As of September 30, 2012 and December 31, 2011, $327.9 million and $278.0 million, respectively, had been paid down on the original $1.25 billion term loan and, of the remaining term loan, $99.7 million and $74.8 million, respectively, was classified as Current portion of debt. The current classification is based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2)
As of September 30, 2012 and December 31, 2011, the $700 million 4.88 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million and $0.7 million, respectively, based on an imputed interest rate of 4.89 percent.

(3)
As of September 30, 2012 and December 31, 2011, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.9 million and $0.9 million, respectively, based on an imputed interest rate of 4.83 percent.

(4)
As of September 30, 2012 and December 31, 2011, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.8 million and $9.9 million, respectively, based on an imputed interest rate of 6.38 percent.

(5)
As of September 30, 2012 and December 31, 2011, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.8 million and $2.0 million, respectively, based on an imputed interest rate of 5.98 percent.

(6)
As of September 30, 2012 and December 31, 2011, $250.0 million and no revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $23.1 million and $23.5 million for each period, respectively, thereby reducing available borrowing capacity to $1.48 billion and $1.73 billion for each period, respectively.

The terms of the private placement senior notes, term loan and credit facility each contain customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the credit agreement, as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270 million private placement senior notes due 2013) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended credit agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). As of September 30, 2012 and December 31, 2011, we were in compliance with the financial covenants related to both the private placement senior notes and the credit facilities. The terms of the senior notes due in 2020, 2021 and 2040 contain certain customary covenants; however, there are no financial covenants.
Short-term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument facility and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$40.0 million ($41.5 million) in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of September 30, 2012, the outstanding bank guarantees under this facility totaled A$24.9 million ($25.8 million), thereby reducing borrowing capacity to A$15.1 million ($15.7 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. During the third quarter of 2012, the agreement was amended to eliminate the customary covenants that were required. Prior to this amendment, the facility agreement contained certain customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of December 31, 2011, we were in compliance with these financial covenants.
Letters of Credit
In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of September 30, 2012 and December 31, 2011, these letter of credit obligations totaled $97.6 million and $95.0 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended and restated multicurrency credit agreement.
Debt Maturities
Maturities of debt instruments, excluding borrowings on the revolving credit facility, based on the principal amounts outstanding at September 30, 2012, total approximately $24.9 million in 2012, $369.7 million in 2013, $124.6 million in 2014, $428.8 million in 2015, $299.1 million in 2016 and $2.4 billion thereafter.

NOTE 11 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $6.7 million and $19.2 million, respectively, for the three and nine months ended September 30, 2012, compared with $4.2 million and $17.9 million, respectively, for the same periods in 2011.
Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2012 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2012 (October 1 - December 31)	$21.1		$7.2
2013	72.2		24.6
2014	67.2		19.8
2015	55.9		13.0
2016	40.3		8.1
2017 and thereafter	124.6		28.6
Total minimum lease payments	$381.3		$101.3
Amounts representing interest	86.2
Present value of net minimum lease payments	$295.1	(1)

(1)
The total is comprised of $53.6 million and $241.5 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2012.

NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $242.0 million and $226.9 million at September 30, 2012 and December 31, 2011, respectively. The following is a summary of the obligations as of September 30, 2012 and the year ended December 31, 2011:

	(In Millions)
	September 30, 2012	December 31, 2011
Environmental	$16.6	$15.5
Mine closure
LTVSMC	17.1	16.5
Operating mines:
U.S Iron Ore	79.7	74.3
Eastern Canadian Iron Ore	73.2	68.0
Asia Pacific Iron Ore	17.3	16.3
North American Coal	38.1	36.3
Total mine closure	225.4	211.4
Total environmental and mine closure obligations	242.0	226.9
Less current portion	15.7	13.7
Long term environmental and mine closure obligations	$226.3	$213.2
Mine Closure
Our mine closure obligations are for our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our Asia Pacific operating iron ore mine, our six operating North American coal mines and a closed operation formerly known as LTVSMC.

The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location. The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	(In Millions)
	September 30, 2012	December 31, 2011	(1)
Asset retirement obligation at beginning of period	$194.9	$162.1
Accretion expense	13.2	15.7
Exchange rate changes	0.2	0.1
Revision in estimated cash flows	—	3.7
Payments	—	(0.7)
Acquired through business combinations	—	14.0
Asset retirement obligation at end of period	$208.3	$194.9

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2011.
NOTE 13 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2012 and 2011:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$8.0	$6.6	$24.0	$17.6
Interest cost	12.1	12.5	36.4	38.3
Expected return on plan assets	(14.9)	(16.3)	(44.7)	(45.5)
Amortization:
Prior service costs	1.1	1.1	3.0	3.3
Net actuarial loss	7.4	4.7	22.4	14.7
Settlements	0.4	—	0.4	—
Net periodic benefit cost	$14.1	$8.6	$41.5	$28.4
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$3.7	$3.6	$11.2	$8.3
Interest cost	5.3	5.5	15.9	16.7
Expected return on plan assets	(4.3)	(4.1)	(12.9)	(12.1)
Amortization:
Prior service costs	0.7	2.0	2.2	2.8
Net actuarial loss	2.8	0.8	8.4	6.6
Net periodic benefit cost	$8.2	$7.8	$24.8	$22.3

We made pension contributions of $7.6 million and $32.5 million for the three and nine months ended September 30, 2012, respectively, compared to pension contributions of $28.1 million and $55.4 million for the three and nine months ended September 30, 2011, respectively. The OPEB contributions, made annually in the first quarter, were $21.9 million for each of the nine months ended September 30, 2012 and 2011.
NOTE 14 - STOCK COMPENSATION PLANS
Employees’ Plans
On March 12, 2012, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder-approved ICE Plan for the performance period 2012 – 2014. A total of 426,610 shares were granted under the award, consisting of 312,540 performance shares and 114,070 restricted share units.
For the outstanding ICE Plan award agreements, each performance share, if earned, entitles the holder to receive a number of common shares or cash within the range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2010 – 2012 performance period and 2011 – 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period and 2) three-year cumulative free cash flow. The relative TSR for the 2010 – 2012 performance period is measured against a predetermined peer group of mining and metals companies and for the 2011 – 2013 performance period is measured against the constituents of the S & P Metals and Mining ETF Index on the last day of trading of the incentive period. Performance for the 2012 – 2014 performance period is measured only on the basis of relative TSR for the period and measured against the constituents of the S & P Metals and Mining ETF Index on the last day of trading of the incentive period. The final payout for the 2010 – 2012 performance period will vary from zero to 150 percent of the original grant. The final payouts for the 2011 – 2013 performance period and the 2012 – 2014 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period for the performance shares, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock, performance units and retention units granted to a participant will vest and become nonforfeitable and will be paid out in cash.
Our Board of Directors approved the new 2012 Equity Plan on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The new 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6,000,000. A total of 22,575 shares were granted under the 2012 Equity Plan as of September 30, 2012.
The ICE Plan was terminated on May 8, 2012 and no shares will be issued from the ICE Plan after this date. Upon termination of the ICE Plan, all awards previously granted under the ICE Plan shall continue in full force and effect in accordance with the terms of the award.
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

The following assumptions were utilized to estimate the fair value for the first quarter of 2012 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 12, 2012	$63.62	2.80	56.0%	0.45%	3.93%	$77.78	122.26%
The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under either the ICE Plan or 2012 Equity Plan vest over a period of three years.
NOTE 15 - INCOME TAXES
Our estimated annual effective tax rate is affected by recurring items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. During the nine-month period, the Company has had several discrete items that materially would differ from the U.S. statutory rate. In March 2012, the Australian government enacted the MRRT. The impact of this legislation had a net financial statement tax benefit of $314.7 million and resulted in a 49.1 percent benefit to the estimated annual effective tax rate. Additionally, currency elections made during 2012 impacted the remeasurement of deferred tax assets and liabilities resulting in a net tax expense of $60.5 million. Finally, an agreement was reached with the taxing authorities resulting in a reversal of a prior liability for an uncertain tax position, the financial statement impact of which was an income tax benefit of $26.9 million.
NOTE 16 - CAPITAL STOCK
Dividends
A $0.14 per share cash dividend was paid on each of March 1, 2011 and June 1, 2011 to our shareholders of record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The $0.28 cash dividend was paid on September 1, 2011, December 1, 2011 and March 1, 2012 to our shareholders of record as of the close of business on August 15, 2011, November 18, 2011 and February 15, 2012, respectively. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend of $0.625 was paid on June 1, 2012 and August 31, 2012 to our shareholders of record as of the close of business on April 27, 2012 and August 15, 2012, respectively.
Share Repurchase Plan
On August 15, 2011, our Board of Directors approved a share repurchase plan that authorized us to purchase up to four million of our outstanding common shares. During the third quarter of 2011, the number of common shares purchased was approximately three million shares at a cost of approximately $222 million, or an average price of approximately $74 per share. The remaining approximately one million shares were repurchased during the fourth quarter of 2011.
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
NOTE 17 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders’ equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 75 percent, 85 percent and 79 percent, respectively, for the nine months ended September 30, 2012 and September 30, 2011:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2011	$5,785.0	$1,254.7	$7,039.7
Comprehensive income
Net income	719.0	25.2	744.2
Other comprehensive income	41.6	4.5	46.1
Total comprehensive income	760.6	29.7	790.3
Stock and other incentive plans	9.0	—	9.0
Common stock dividends	(217.8)	—	(217.8)
Undistributed gains to noncontrolling interest	—	11.3	11.3
Capital contribution by noncontrolling interest to subsidiary	—	64.7	64.7
Acquisition of controlling interest	—	(8.0)	(8.0)
September 30, 2012	$6,336.8	$1,352.4	$7,689.2

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2010	$3,845.9	$(7.2)	$3,838.7
Comprehensive income
Net income	1,433.6	170.1	1,603.7
Other comprehensive income	(105.2)	0.5	(104.7)
Total comprehensive income	1,328.4	170.6	1,499.0
Share buyback	(221.9)	—	(221.9)
Equity offering	853.7	—	853.7
Purchase of additional noncontrolling interest	0.3	—	0.3
Stock and other incentive plans	8.8	—	8.8
Common stock dividends	(78.8)	—	(78.8)
Purchase of subsidiary shares from noncontrolling interest	—	4.5	4.5
Undistributed gains to noncontrolling interest	—	12.6	12.6
Capital contribution by noncontrolling interest to subsidiary	—	0.3	0.3
Acquisition of controlling interest	—	947.6	947.6
September 30, 2011	$5,736.4	$1,128.4	$6,864.8

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity for September 30, 2012 and September 30, 2011:

	(In Millions)
	Postretirement Benefit Liability	Unrealized Net Gain (Loss) on Securities	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	16.4	(0.6)	12.2	13.6	41.6
Balance September 30, 2012	$(392.5)	$2.0	$324.7	$14.8	$(51.0)

	(In Millions)
	Postretirement Benefit Liability	Unrealized Net Gain (Loss) on Securities	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(305.1)	$33.6	$314.7	$2.7	$45.9
Change during 2011	13.9	(30.8)	(74.8)	(13.5)	(105.2)
Balance September 30, 2011	$(291.2)	$2.8	$239.9	$(10.8)	$(59.3)

NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at September 30, 2012:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0	21.0	—	—
Tilden	85.0	—	15.0	—
Hibbing	23.0	62.3	14.7	—
Bloom Lake	75.0	—	—	25.0
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenues from related parties	$476.1	$869.8	$1,279.6	$1,779.9
Total product revenues	1,447.9	2,070.7	4,096.6	4,790.8
Related party product revenue as a percent of total product revenue	32.9%	42.0%	31.2%	37.2%

Amounts due from related parties recorded in Accounts receivable and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $120.6 million and $180.4 million at September 30, 2012 and December 31, 2011, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to minority parties, were $17.4 million and $43.0 million at September 30, 2012 and December 31, 2011, respectively.
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income from continuing operations attributable to Cliffs shareholders	$87.8	$618.0	$713.9	$1,429.9
Income (loss) from discontinued operations	(2.7)	(16.8)	5.1	3.7
Net income attributable to Cliffs shareholders	$85.1	$601.2	$719.0	$1,433.6
Weighted average number of shares:
Basic	142.4	144.2	142.3	139.5
Employee stock plans	0.5	0.8	0.5	0.8
Diluted	142.9	145.0	142.8	140.3
Earnings per common share attributable to Cliffs shareholders - Basic:
Continuing operations	$0.62	$4.29	$5.02	$10.24
Discontinued operations	(0.02)	(0.12)	0.04	0.03
	$0.60	$4.17	$5.06	$10.27
Earnings per common share attributable to Cliffs shareholders - Diluted:
Continuing operations	$0.61	$4.27	$5.00	$10.19
Discontinued operations	(0.02)	(0.12)	0.04	0.03
	$0.59	$4.15	$5.04	$10.22

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2011, we began to incur capital commitments related to the expansion of the Bloom Lake mine. The Phase II expansion project requires a capital investment of over $1.3 billion including the expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. Through September 30, 2012, approximately $1 billion of the total capital investment required for the Bloom Lake expansion project had been committed, of which a total of approximately $516 million had been expended. Of the remaining committed capital, expenditures of approximately $535 million are expected to be made during the remainder of 2012 and in 2013.

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
NOTE 21 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2012 and 2011 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2012	2011
Capital additions	$974.0	$553.3
Cash paid for capital expenditures	793.6	478.9
Difference	$180.4	$74.4
Non-cash accruals	$125.1	$74.4
Capital leases	55.3	—
Total	$180.4	$74.4

NOTE 22 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial statement issuance.
On October 16, 2012, we executed an amendment to our revolving credit facility extending the maturity date from August 11, 2016 to October 16, 2017. No other significant changes were made to the terms of the revolving credit facility in the amendment.

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

Overview
Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group.
We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the United States, we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada that primarily provide iron ore to the seaborne market for Asian steel producers. Our Asia Pacific operations primarily are comprised of two iron ore mining complexes in Western Australia, one being Cockatoo Island, which we sold in the third quarter of 2012, serving the Asian iron ore markets with direct-shipping fines and lump ore, and a 45 percent economic interest in a coking and thermal coal mine located in Queensland, Australia, which is expected to be sold in the fourth quarter of 2012. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, and, in Ontario, Canada, we have a major chromite project that entered into the feasibility stage of exploration during May 2012. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. We believe our long-term cash flow generation and positive outlook for our business allow us to continue our focus on investments in our assets, which enable us to continue to pursue strategic objectives and enhance our long-term operating performance, while also providing us with the ability to return cash to shareholders. We also continued to align our balance sheet and enhance our financial flexibility to achieve our long-term financial growth goals and objectives.
Our 2011 results were driven by increased steel production, higher demand and rising prices. Global crude steel production has remained stable in the first nine months of 2012 from the comparable period in 2011, with an increase of approximately one percent in China and an increase of five percent in the U.S., which are the two largest markets for the Company. China produced approximately 535 million metric tons of crude steel in the first nine months of 2012, representing approximately 46.8 percent of global production. Although global crude steel production in the first nine months of 2012 has remained strong, there has been some deceleration in China from its historically high growth rates and demand for iron ore has decreased. World pricing of iron ore is influenced heavily by international demand. The world spot market benchmark that is most commonly utilized in our sales contracts is the Platts 62 percent Fe fines pricing, which has reflected this trend. The Platts 62 percent Fe fines price decreased 36.2 percent to an average price of $113.23 per ton for the three months ended September 30, 2012. In comparison, the year-to-date Platts pricing has decreased 25.6 percent to an average price of $132.71 per ton during the nine months ended September 30, 2012. This impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments as the related contracts are correlated heavily to world benchmark pricing. However, the impact on our U.S. Iron Ore revenues is muted as the pricing in our long-term contracts mostly are structured to be based on 12-month averages and some include established annual price collars. Additionally, contracts are often priced partially or completely on other indices instead of world benchmark prices. These factors reduce the short-term impact of the volatile market movement for U.S. Iron Ore.
Our consolidated revenues for the three and nine months ended September 30, 2012 decreased to $1.5 billion and $4.3 billion, respectively, with net income from continuing operations per diluted share of $0.61 and $5.00, respectively. This compares with revenues of $2.1 billion and $5.0 billion and net income from continuing operations per diluted share of $4.27 and $10.19, respectively, for the comparable periods in 2011. Revenues and earnings during the three and nine months ended September 30, 2012 were impacted primarily by the decrease in market pricing during the first nine months of 2012 in comparison to the historically high prices of 2011 and increased costs, offset by total increased iron ore and coal production sales volumes at most of our operations around the world. Our net income from continuing operations was impacted favorably during the nine months ended September 30, 2012 by discrete tax items, primarily due to the enactment of the MRRT in Australia.

Growth Strategy and Strategic Transactions
Through a number of strategic acquisitions executed over recent years, we have significantly increased our portfolio of assets, including our production profile and growth project pipeline. In 2012, we are committed to executing our announced organic expansion plans with a focus on driving top-quartile TSR. Our new capital allocation strategy is designed to prioritize all potential uses of future cash flows in a manner that is most meaningful for shareholders. While we plan on using future cash flows to reduce debt over time, we also intend to deploy capital to finance organic growth projects and dividend distributions. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to our ability to execute our strategic initiatives.
As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we intend to shift our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. As such, in January 2012, our Board of Directors approved the additional capital investment for Bloom Lake’s Phase II expansion. We also own additional development properties, primarily Lamêlée and Peppler Lake, in Quebec that potentially could allow us to leverage parts of our existing infrastructure to supply additional iron ore into the seaborne market in future years if developed.
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
Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group operating segments do not meet the criteria for reportable segments.
Results of Operations – Consolidated
2012 Compared to 2011
The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance Favorable/ (Unfavorable)	2012	2011	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,544.9	$2,089.1	$(544.2)	$4,336.8	$4,960.2	$(623.4)
Cost of goods sold and operating expenses	(1,346.6)	(1,246.0)	(100.6)	(3,403.2)	(2,829.4)	(573.8)
Sales margin	$198.3	$843.1	$(644.8)	$933.6	$2,130.8	$(1,197.2)
Sales margin %	12.8%	40.4%	(27.6)%	21.5%	43.0%	(21.5)%

Revenue from Product Sales and Services
Sales revenue for the three and nine months ended September 30, 2012 decreased $544.2 million and $623.4 million, respectively, or 26.0 percent and 12.6 percent, respectively, from the comparable periods in 2011. The decrease in sales revenue in the first nine months of 2012 compared to the first nine months of 2011 resulted primarily from lower market pricing for our products, as discussed above, and the recording of negotiated favorable settlements in 2011, as discussed below, that were non-recurring in 2012. The decrease in revenue attributable to lower sales pricing was offset partially for the nine months ended September 30, 2012 by higher sales volumes for the majority of our operating segments.
Our realized sales price for our U.S. Iron Ore operations during the first nine months of 2012 was 19.2 percent lower per ton compared with the same period of 2011, or a 12.5 percent decrease per ton, excluding the impact of 2011 arbitration settlements. The realized sales price for our Eastern Canadian Iron Ore operations was on average a 31.5 percent decrease per metric ton for the first nine months of 2012, over the comparable prior year period. The decrease in our realized price for the nine months ended September 30, 2012 at our Asia Pacific Iron Ore operating segment was on average a 29.8 percent and 30.9 percent decrease for lump and fines, respectively, over the comparable prior year period. Our realized price for the nine months ended September 30, 2012 at our North American Coal operating segment was on average a 6.4 percent decrease, a 3.5 percent decrease and a 4.8 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.
In the first nine months of 2011, an additional $159.2 million of revenue was recognized at our U.S. Iron Ore operating segment related to the negotiated settlement we reached with ArcelorMittal USA with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements. In addition, during the first nine months of 2011, revenues included the positive impact of $23.4 million related to the finalization of pricing on sales for Algoma’s 2010 pellet nomination.
The decreases in revenue due to pricing were offset partially by higher sales volumes of 20.7 percent, 30.5 percent and 45.2 percent at our Eastern Canadian Iron Ore, Asia Pacific Iron Ore and North American Coal operating segments, respectively, in the first nine months of 2012 as compared to the first nine months of 2011.
Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and nine months ended September 30, 2012 was $1,346.6 million and $3,403.2 million, respectively, which resulted in an increase of $100.6 million and $573.8 million, or 8.1 percent and 20.3 percent, respectively, over the comparable prior year periods. The increase primarily was attributable to higher sales volumes across the majority of our operations. Cost of goods sold and operating expenses for the first nine months of 2012 also were impacted by sales volume increases of $156.4 million and $162.7 million, respectively, at our Asia Pacific Iron Ore and North American Coal segments. The increase in the sales volumes at Eastern Canadian Iron Ore operations as a result of the acquisition of Consolidated Thompson in May 2011 resulted in $85.4 million of additional costs in the first nine months of 2012.
Refer to “Results of Operations – Segment Information” for additional information regarding the impact of specific factors that impacted our operating results during the period.

Other Operating Income (Expense)
Following is a summary of other operating income (expense) for the three and nine months ended September 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance Favorable/ (Unfavorable)	2012	2011	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(63.9)	$(61.3)	$(2.6)	$(202.6)	$(164.4)	$(38.2)
Consolidated Thompson acquisition costs	—	(2.1)	2.1	—	(25.0)	25.0
Exploration costs	(45.6)	(26.6)	(19.0)	(95.2)	(55.4)	(39.8)
Miscellaneous - net	(12.5)	64.0	(76.5)	25.5	59.4	(33.9)
	$(122.0)	$(26.0)	$(96.0)	$(272.3)	$(185.4)	$(86.9)
Selling, general and administrative expenses in the third quarter and first nine months of 2012 increased $2.6 million and $38.2 million, respectively, over the same periods in 2011. These increases primarily were due to additional selling, general and administrative expenses related to increased employment costs, technology, utility costs and office-related expenses.
During the three and nine months ended September 30, 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $2.1 million and $25.0 million, respectively. The acquisition costs primarily were comprised of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.
Exploration costs increased by $19.0 million and $39.8 million during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $3.2 million and $16.3 million in the third quarter and first nine months of 2012, respectively, over the same periods in 2011 due to higher spending levels for certain projects that have advanced in the stage of exploration activity. The spending for the current year is comprised mainly of drilling and professional services expenditures. The increase at our Ferroalloys operating segment primarily was comprised of increases in environmental and engineering costs and other feasibility study costs related to the Chromite Project in each period of $10.5 million and $16.9 million, respectively.
Miscellaneous – net decreased $76.5 million and $33.9 million in the third quarter and first nine months of 2012, respectively, over the comparable prior year periods. The decreases relate to a decrease of $50.5 million and $36.7 million for the three and nine months ended, respectively, as compared to the prior periods due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary foreign financial assets and liabilities which are denominated in something other than the functional currency of the entity. We also recognized incremental losses of $17.1 million and $13.1 million for the three and nine months ended September 30, 2012, respectively, due to the disposal of assets. As an offset, there was an increase in net insurance recoveries related to the Oak Grove mine tornado damage of $11.8 million for the first nine months of 2012 compared to the prior year period.

Other Income (Expense)
Following is a summary of other income (expense) for the three and nine months ended September 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance Favorable/ (Unfavorable)	2012	2011	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$—	$(6.2)	$6.2	$0.3	$100.5	$(100.2)
Interest expense	(47.2)	(49.4)	2.2	(141.2)	(168.2)	27.0
Other non-operating income	3.3	0.9	2.4	6.2	6.7	(0.5)
	$(43.9)	$(54.7)	$10.8	$(134.7)	$(61.0)	$(73.7)
The impact of changes in the fair value of our foreign currency contracts held as economic hedges in the Statements of Unaudited Condensed Consolidated Operations was due to fluctuations in foreign currency exchange rates during the third quarter and first nine months of 2011. During the first nine months of 2011, we hedged a portion of the purchase price for the acquisition of Consolidated Thompson by entering into Canadian dollar foreign currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign currency exchange forward contracts and an option contract for the nine months ended September 30, 2011 resulted in net realized gains of $93.1 million, realized upon the maturity of the related contracts.
The decrease in interest expense in the first nine months of 2012 compared with the same periods in 2011 is attributable mainly to debt issuance costs related to the termination of the bridge credit facility during the nine months ended September 30, 2011 of $38.3 million, partially offset by higher debt levels in 2012 to support acquisition activity that occurred in prior periods. This includes the $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches: a $700 million 10-year tranche at a 4.88 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we borrowed $1.25 billion under the five-year term loan and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The weighted average annual interest rate under the term loan was 1.60 percent from the borrowing date through September 30, 2012. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2012 and 2011:

	(In Millions)			(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Income tax (expense) benefit	$64.0	$(3.7)	$67.7	$235.2	$(287.2)	$522.4
Effective tax rate	(197.5)%	0.5%	(198.0)%	(44.7)%	15.2%	(59.9)%

A reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011
U.S. Statutory Rate	35.0%	35.0%
Increases/(Decreases) due to:
Percentage depletion	(16.4)	(6.3)
Impact of foreign operations	3.8	(3.8)
Income not subject to tax	(16.5)	(2.9)
Other items - net	2.2	0.6
Effective income tax rate before discrete items	8.1	22.6
Discrete items:
Mineral Resources Rent Tax	(59.8)	—
Foreign exchange remeasurement	11.8	(4.0)
Tax uncertainties	(4.5)	(1.0)
Other items - net	(0.3)	(2.4)
Effective income tax rate including discrete items	(44.7)%	15.2%
In the third quarter of 2012, income tax expense decreased by $67.7 million compared to the third quarter of 2011. The reduction in income tax primarily is due to a significant decrease in pre-tax book income globally in the current period combined with the impact of consistent permanent book tax differences on decreased pre-tax book income globally as compared to the prior year.
Combined with the decrease of global pre-tax book income and the impact of permanent items in the current period, income tax also decreased in the first nine months of 2012 by $522.4 million compared to the first nine months of 2011. This significant decrease is due largely to the March 29, 2012 enactment of the MRRT by the Australian federal government. The MRRT had a net financial statement tax benefit of $314.7 million, which partially was offset by the impact of currency elections on re-measurement of deferred tax assets and liabilities of $60.5 million. Additionally, an agreement with the taxing authorities was reached in the second quarter of 2012 reversing a prior liability for an uncertain tax position resulting in an income tax benefit of $26.9 million.
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

Equity Income (Loss) from Ventures
Equity loss from ventures for the three and nine months ended September 30, 2012 of $15.3 million and $22.7 million, respectively, compares to equity income from ventures for the three and nine months ended September 30, 2011 of $11.1 million and $2.8 million, respectively. The equity loss from ventures for the first nine months of 2012 primarily is comprised of our share of the operating results of our equity method investment in Amapá, for which we have a 30 percent ownership interest, which consisted of operating losses of $14.0 million and $19.3 million, respectively, for the three and nine months ended September 30, 2012, compared with operating income of $12.4 million and $22.8 million, respectively, for the same periods in 2011. Amapá’s equity loss in the first nine months of 2012 compared to equity income during the same period in 2011 is primarily attributable to our share of a settlement charge taken in the third quarter of 2012 for the termination of a transportation agreement that resulted in a $10.2 million loss and a $5.5 million adjustment during the first quarter of 2012 related to tax credits that were determined would not be realizable. Additionally, although sales volumes exceeded the prior year, sales margin was lower as a result of decreases in market pricing and sales mix. The equity income from Amapá for the nine months ended September 30, 2011 was partially offset by the impairment of $17.6 million recorded on our investment in AusQuest, for which we have a 30 percent ownership interest.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of the 25 percent noncontrolling interest related to Bloom Lake and the 21 percent noncontrolling interest related to the Empire mining venture. A subsidiary of WISCO is a 25 percent partner in Bloom Lake, resulting in a net loss attributable to the noncontrolling interest of $2.0 million and net gains attributable to the noncontrolling interest of $2.3 million, respectively, for the three and nine months ended September 30, 2012, compared to net gains of $34.5 million and $52.8 million for the same periods in 2011 for WISCO’s ownership percentage. A subsidiary of ArcelorMittal USA is a 21 percent partner in the Empire mining venture, resulting in a net loss attributable to the noncontrolling interest of $4.4 million and net gains attributable to the noncontrolling interest of $23.2 million, respectively, for the three and nine months ended September 30, 2012 for ArcelorMittal USA’s ownership percentage. The noncontrolling interest adjustment for ArcelorMittal USA’s ownership percentage was recognized prospectively as of September 30, 2011. See NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of tax is comprised of the 45 percent economic interest in the Sonoma joint venture coal mine and of the operations at the renewaFUEL biomass production facility. The Sonoma joint venture coal mine, the sale of which is expected to close in the fourth quarter of 2012, resulted in a net loss of $2.7 million and net income of $5.2 million for the three and nine months ended September 30, 2012, respectively. This compares to net income of $0.7 million and $22.4 million for the three and nine months ended September 30, 2011, respectively. The renewaFUEL operations resulted in a loss of $0.1 million for the nine months ended September 30, 2012. This compares to losses of $17.5 million and $18.7 million for the three and nine months ended September 30, 2011, which included a $16.7 million impairment charge, taken to write down the renewaFUEL assets to fair value.
Results of Operations – Segment Information
We are organized and managed according to product category and geographic location. Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout our Company.

2012 Compared to 2011
U.S. Iron Ore
Following is a summary of U.S. Iron Ore results for the three months ended September 30, 2012 and 2011:

	(In Millions)
			Changes due to
	Three Months Ended September 30,		ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Freight and reimbursement (2)	Total change
	2012	2011
Revenues from product sales and services	$796.0	$1,106.7	$(54.1)	$(78.5)	$(182.9)	$—	$4.8	$(310.7)
Cost of goods sold and operating expenses	(540.1)	(625.4)	54.1	(58.3)	99.1	(4.8)	(4.8)	85.3
Sales margin	$255.9	$481.3	$—	$(136.8)	$(83.8)	$(4.8)	$—	$(225.4)
Sales tons (1)	6.6	7.9
Production tons (1):
Total	6.9	7.9
Cliffs’ share of total	5.1	6.3

(1)	Long tons of pellets (2,240 pounds).

(2)	Excludes $46 million of the total reclassification of the Empire mine’s noncontrolling interest revenue that related to the second quarter of 2011.
Sales margin for U.S. Iron Ore was $255.9 million for the third quarter of 2012, compared with a sales margin of $481.3 million for the third quarter of 2011. The decline over the prior year period is attributable to a decrease in revenue of $310.7 million, partially offset by a decrease in cost of goods sold and operating expenses of $85.3 million. The decrease in revenue of $305.9 million, excluding the increase of freight and reimbursement of $4.8 million, was partially a result of a decrease in sales volume of $182.9 million that was driven by timing of shipments and lower year-over-year domestic demand. We have not delivered this tonnage in the export market due to changes in market pricing. The sales volume for the third quarter of 2011 also included 203 thousand tons related to ArcelorMittal's noncontrolling interest in the Empire mining venture that were related to prior quarters in 2011 (See NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement). In addition, the decrease in revenue is attributable to the reclassification of $54.1 million related to the ArcelorMittal price re-opener settlement originally recorded during the first quarter of 2011 from cost of goods sold and operating expenses to product revenues during the third quarter of 2011. Additionally, decreases in market pricing, as discussed above, resulted in a decrease of $78.5 million in the third quarter compared to the same period of 2011. Our realized sales price during the third quarter of 2012 was an average decrease per ton of 19.9 percent over the same period in 2011, or an average decrease per ton of 15.7 percent excluding the impact of the reclassification of the arbitration settlement.
Cost of goods sold and operating expenses in the third quarter of 2012 decreased $90.1 million, excluding the increase of $4.8 million of freight and reimbursements from the prior year quarter predominantly as a result of:

•	Lower sales volumes resulted in lower costs of $99.1 million compared to the comparable prior year period.

•
During the third quarter of 2011, we reclassified $54.1 million related to the ArcelorMittal price re-opener settlement recorded during the first quarter of 2011 from cost of goods sold and operating expenses to revenue.

•	Partially offset by increased production costs mainly caused by higher employment and mine development costs.

Following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2012 and 2011:

	(In Millions)
			Change due to
	Nine Months Ended September 30,		ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Freight and reimbursement	Total change
	2012	2011
Revenues from product sales and services	$1,942.7	$2,502.0	$(159.2)	$(257.2)	$(160.9)	$—	$18.0	$(559.3)
Cost of goods sold and operating expenses	(1,233.8)	(1,218.3)	—	(58.6)	73.8	(12.7)	(18.0)	(15.5)
Sales margin	$708.9	$1,283.7	$(159.2)	$(315.8)	$(87.1)	$(12.7)	$—	$(574.8)
Sales tons (1)	15.4	16.5
Production tons (1):
Total	21.3	23.1
Cliffs’ share of total	15.7	17.6

(1)	Long tons of pellets (2,240 pounds).
Sales margin for U.S. Iron Ore was $708.9 million for the first nine months of 2012, compared with a sales margin of $1,283.7 million for the first nine months of 2011. The decline compared to the prior year is attributable to a decrease in revenue of $559.3 million, as well as a slight increase in cost of goods sold and operating expenses of $15.5 million. A decrease in revenue of $257.2 million for the nine months ended September 30, 2012 was a result of a decreased sales price due to changes in the market, as described above, compared to the prior year period. The decrease in revenue was also impacted by the ArcelorMittal USA price re-opener settlement, which caused revenue to increase $159.2 million in the first nine months of 2011. Additionally, the Algoma 2010 nomination sales price “true-up” arbitration agreement resulted in an additional $23.4 million of revenue in the first nine months of 2011. Our realized sales price during the first nine months of 2012 was an average decrease per ton of 19.2 percent over the same period in 2011, or an average decrease per ton of 12.5 percent excluding the impact of the arbitration settlements.
Sales volumes decreased by $160.9 million in the first nine months of 2012 over the same period in 2011 primarily due to lower year-over-year domestic demand. We have not delivered this tonnage in the export market, due to changes in market pricing. The decrease was offset slightly by timing of cash receipts and the corresponding revenue recognition for shipments that resulted in an increase of $42.7 million versus the sales volumes in the first nine months of 2011. Revenue is recognized for most of our U.S. Iron Ore customers when payment is received, as this is when title and risk of loss transfers.
Cost of goods sold and operating expenses in the first nine months of 2012 decreased $2.5 million, excluding the increase of $18.0 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Lower sales volumes that resulted in decreased costs of $73.8 million compared to the comparable prior year period.

•	Partially offset by increased production costs mainly caused by higher employment and mine development costs.
Production
Four of the five U.S. Iron Ore mines primarily have operated at full capacity during the first nine months of 2012 to ensure we are positioned to meet customer demand. As previously announced, we curtailed production at the Empire mine near the end of the second quarter of 2012 as a result of decreased demand by one of our customers, although year-to-date production in 2012 exceeded the prior year. Production at Empire resumed late in the third quarter of 2012.

During the first nine months of 2012, our Northshore mine production was impacted negatively by unforeseen power outages as well as infrastructure failures due to storms that resulted in a decrease in Northshore’s production of 8.2 percent during the first nine months of 2012 as compared to the first nine months of 2011. Additionally, production at our Tilden mine was impacted negatively year-over-year by planned maintenance resulting in a decrease of 10.4 percent during the first nine months of 2012 as compared to the first nine months of 2011.
Eastern Canadian Iron Ore
Following is a summary of Eastern Canadian Iron Ore results for the three months ended September 30, 2012 and 2011:

	(In Millions)
			Change due to
	Three Months Ended September 30,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Exchange Rate	Total change
	2012	2011 (1)
Revenues from product sales and services	$253.1	$517.3	$(144.6)	$(119.6)	$—	$—	$(264.2)
Cost of goods sold and operating expenses	(293.6)	(326.3)	(45.3)	74.2	(0.1)	3.9	32.7
Sales margin	$(40.5)	$191.0	$(189.9)	$(45.4)	$(0.1)	$3.9	$(231.5)
Sales metric tons (2)	2.4	3.1
Production metric tons (2)	2.3	2.5

(1)	Consolidated Thompson was acquired on May 12, 2011.

(2)	Metric tons (2,205 pounds).
We reported a sales margin loss for Eastern Canadian Iron Ore of $40.5 million for the third quarter of 2012, compared with a sales margin of $191.0 million for the third quarter of 2011. The reduction compared with the same period last year is attributable to lower sales prices and volume. The Eastern Canadian Iron Ore realized sales price was, on average, a 36.3 percent decrease per metric ton, due to the decrease in the Platts benchmark market pricing, as discussed above, compared to the same period in 2011. The change in sales price resulted in a decrease in revenues of $144.6 million. Eastern Canadian Iron Ore sold 2.4 million metric tons during the third quarter of 2012 compared with 3.1 million metric tons during the same period last year. The change in sales volume resulted in a decrease of $119.6 million, which was attributable to the reduction of 0.3 million metric tons of Wabush pellets due to product availability and 0.4 million metric tons of Bloom Lake concentrate primarily due to timing of vessel shipments.
Cost of goods sold and operating expenses during the third quarter of 2012, compared to the same period last year, decreased by $32.7 million primarily due to:

•	Lower sales volumes resulting in lower costs of $74.2 million compared to the comparable prior year period.

•	Increased costs of $28.1 million in our concentrate operations primarily caused by increased fuel and transportation costs and higher spending on sub-contractors, maintenance and supplies.

•	Increased costs of $28.4 million in our pellet operation were mainly a result of higher employment and contractor costs, increased spending on structural repairs and additional screening cost.

•
Partially offset by the adjustment recorded in the third quarter of 2011 in which we amortized the remaining $11.2 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

Following is a summary of Eastern Canadian Iron Ore results for the nine months ended September 30, 2012 and 2011:

	(In Millions)
			Change due to
	Nine Months Ended September 30,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Exchange Rate	Total change
	2012	2011 (1)
Revenues from product sales and services	$777.8	$942.2	$(346.6)	$182.2	$—	$—	$(164.4)
Cost of goods sold and operating expenses	(820.8)	(648.7)	(101.5)	(85.4)	(2.5)	17.4	(172.0)
Sales margin	$(43.0)	$293.5	$(448.1)	$96.8	$(2.5)	$17.4	$(336.4)
Sales metric tons (2)	6.6	5.5
Production metric tons (2)	6.2	5.2

(1)	Consolidated Thompson was acquired on May 12, 2011.

(2)	Metric tons (2,205 pounds).
We reported sales margin loss for Eastern Canadian Iron Ore of $43.0 million for the first nine months of 2012, compared with a sales margin of $293.5 million for the first nine months of 2011. The reduction compared with the same period last year is attributable to lower realized sales price while experiencing increased costs. Eastern Canadian Iron Ore sold 6.6 million metric tons during the first nine months of 2012 compared with 5.5 million metric tons during the same period last year. This increase in sales volume is attributable directly to 1.7 million metric tons of incremental sales in the first nine months of 2012 due to the acquisition of Consolidated Thompson in May 2011, resulting in $268.2 million of additional revenue for the first nine months of 2012. The increased sales volumes provided through the acquisition were offset partially by lower sales volumes at Wabush due to production shortfalls associated with environmental and structural repairs during the first nine months of 2012. This resulted in a reduction of revenue of $86.0 million compared to the first nine months of 2011. In addition, sales price decreased by $346.6 million when compared to the same period in 2011. The Eastern Canadian Iron Ore realized sales price was, on average, a 31.5 percent decrease per metric ton, primarily due to a decrease in the Platts benchmark pricing, as described above, compared to the same period in 2011. Although sales price has had the most significant impact on our revenues, additionally we have sold a higher mix of concentrate product, which generally realizes a lower sales price than iron ore pellets.
Higher cost of goods sold and operating expenses during the first nine months of 2012 increased from the same period last year by $172.0 million primarily due to:

•
Significant increase in sales volume as a result of the acquisition of Consolidated Thompson in May 2011, resulting in $148.6 million of additional cost for the first nine months of 2012, partially offset by lower Wabush pellet sales volumes, which resulted in lower costs of $63.2 million compared to the same period in 2011.

•	Increased costs of $46.3 million in our concentrate operation primarily caused by increased fuel and transportation costs and higher spending on sub-contractors, maintenance and supplies.

•
Increased costs of $55.2 million in our pellet operation were mainly as a result of increased energy costs, employment costs relating to increased head count, higher repair and maintenance spending and unfavorable recovery due to mining in lower quality areas of the pit.

•
These cost increases were offset partially by the adjustment recorded in the first nine months of 2011 in which we amortized an additional $59.8 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

Production
The increase in production levels over the comparable prior year period is the result of the incremental tonnage available from the Bloom Lake operations from our acquisition of Consolidated Thompson in May 2011 offset by decreased production at Wabush. Bloom Lake produced 4.0 million metric tons of iron ore concentrate during the first nine months of 2012 compared to 2.4 million metric tons in our ownership period in 2011. Production at Wabush declined to 2.2 million metric tons of iron ore pellets in the first nine months of 2012 compared to 2.8 million metric tons during the same period in the prior year as a result of lower throughput due to challenging ore characterization and operational issues that have resulted in downtime for maintenance and repairs during the first nine months of 2012 compared to the prior year period.
As a component of the long-term commercial marketing strategy for Bloom Lake mine, we have determined that producing a premium, higher-grade iron ore concentrate is expected to position the mine to achieve greater profitability for the longer term based on current market demands. The process of producing a premium, higher-grade product impacts the overall iron ore recovery rate, requiring a lower actual production rate for the mine, but is expected to increase operational stability. Our previously stated annual production expectation for Bloom Lake Phase I was 8.0 million tons per year. Based on the operating adjustments required to achieve the premium, higher-grade product, we now expect the annual production volume for Phase I of Bloom Lake mine to be approximately 7.2 million tons. Additionally, we expect to produce the premium, higher-grade iron ore concentrate product for the announced expansion phases of the mine. During the third quarter 2012, Bloom Lake production continued to ramp-up as planned, and we expect to achieve our targeted run rate of 7.2 million tons by the end of the fourth quarter.
Asia Pacific Iron Ore
Following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2012 and 2011:

	(In Millions)
	Three Months Ended		Change due to
	September 30,		Sales Price and Rate	Sales Volume	Exchange Rate	Total change
	2012	2011
Revenues from product sales and services	$254.2	$400.1	$(230.6)	$86.0	$(1.3)	$(145.9)
Cost of goods sold and operating expenses	(270.0)	(185.5)	(40.1)	(49.0)	4.7	(84.4)
Sales margin	$(15.8)	$214.6	$(270.7)	$37.0	$3.4	$(230.3)
Sales metric tons (1)	3.0	2.4
Production metric tons (1)	2.9	2.4

(1)	Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.
Sales margin for Asia Pacific Iron Ore decreased to a negative $15.8 million during the third quarter of 2012 compared with $214.6 million for the comparable period in 2011. Revenue decreased 36.5 percent in the third quarter of 2012 primarily due to lower spot pricing as a result of market conditions described above, sales of low-grade product and customer mix. The decrease was offset partially by increased sales volumes in comparison to the same prior year period. Pricing settlements in the third quarter of 2012 reflect the previously discussed decreases of spot prices for iron ore over the comparable third quarter of 2011. The realized price for the third quarter of 2012 over the same period in 2011 was, on average, a 48.1 percent and 49.7 percent decrease per wet metric ton for our standard grade lump and fines, respectively. Due to limited standard grade ore product availability during the third quarter of 2012, we continued to process and ship the remaining low-grade iron ore. We do not anticipate any further sales of low-grade iron ore during the remainder of the year. During the quarter, we shipped approximately 0.9 million wet metric tons of low-grade iron ore. The average realized price for the low-grade iron ore product was approximately 10.2 percent lower than the sales price of our standard iron ore sold during the third quarter of 2012.

Sales volume during the third quarter of 2012 increased to 3.0 million metric tons compared with 2.4 million metric tons in the comparable prior year period, resulting in an increase in revenue of $86.0 million. The increased sales volume was a result of the ramp-up in production and increased rail capacity made available through the completion of the Koolyanobbing expansion project, which was offset slightly by decreased tonnage of 92 thousand metric tons at Cockatoo Island.
Cost of goods sold and operating expenses in the third quarter of 2012 increased $84.4 million compared with the third quarter of 2011 primarily as a result of:

•	Higher sales volumes resulting in higher costs of $49.0 million compared to the comparable prior year period.

•	Higher mining costs of $47.9 million mainly attributable to increased production volumes and higher logistics costs of $12.0 million due to higher haulage and railed tons.

•	Higher depreciation of $14.0 million resulting primarily from the increased fixed assets as a result of the Koolyanobbing expansion project.

•	Offset by lower Cockatoo Island mining costs of $24.2 million primarily due to the winding down of the project and insurance recovery costs.

•	In addition, decreased royalties of $9.4 million due to lower sales pricing and $4.7 million related to favorable foreign exchange rate variances.
Following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2012 and 2011:

	(In Millions)
	Nine Months Ended		Change due to
	September 30,		Sales Price and Rate	Sales Volume	Exchange Rate	Total change
	2012	2011
Revenues from product sales and services	$975.3	$1,127.1	$(469.9)	$314.7	$3.4	$(151.8)
Cost of goods sold and operating expenses	(719.2)	(511.7)	(45.4)	(156.4)	(5.7)	(207.5)
Sales margin	$256.1	$615.4	$(515.3)	$158.3	$(2.3)	$(359.3)
Sales metric tons (1)	8.8	6.8
Production metric tons (1)	8.0	6.8

(1)	Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.
Sales margin for Asia Pacific Iron Ore decreased to $256.1 million during the first nine months of 2012 compared with $615.4 million for the first nine months of 2011. Revenue decreased in the first nine months of 2012 primarily as a result of a decrease in the Platts market benchmark pricing for iron ore in comparison to the same prior year period partially offset by higher sales volume. The decrease in our realized price for the first nine months of 2012 compared to the first nine months of 2011 was on average a 29.8 percent and 30.9 percent decrease per wet metric ton for our standard lump and fines, respectively. Additionally, due to limited standard grade ore product availability during 2012, we processed and shipped low-grade iron ore product. During the first nine months of 2012, we shipped approximately 1.3 million wet metric tons of low-grade iron ore. The average realized price for the low-grade iron ore was approximately 32.5 percent lower than the sales price of our standard iron ore sold during the first nine months of 2012.
Sales volume during the first nine months of 2012 increased to 8.8 million metric tons compared with 6.8 million metric tons in the first nine months of 2011, resulting in an increase in revenue of $314.7 million. Increased port and rail capacity allowed more tonnage to be shipped including shipments of 1.3 million wet metric tons of low-grade iron ore product and higher sales of 0.2 million metric tons from our Cockatoo Island mine due to 2011 weather events.
Cost of goods sold and operating expenses in the first nine months of 2012 increased $207.5 million compared with the first nine months of 2011 primarily as a result of:

•	Higher sales volumes resulting in higher costs of $156.4 million compared to the comparable prior year period.

•	Higher mining costs of $34.6 million mainly attributable to increased volume and stripping costs and higher logistic costs of $23.4 million due to higher haulage and railed tons compared to the prior year period.

•	Higher depreciation costs of $23.5 million mainly attributable to increased fixed assets related to the Koolyanobbing expansion project.

•	Partially offset by lower royalties of $28.3 million due to lower sales pricing and lower Cockatoo Island mining costs of $25.4 million due to the winding down of the mining project.
Production
Production at Asia Pacific Iron Ore increased by 18.4 percent in the first nine months of 2012 when compared to the same period in 2011. The completion of the Koolyanobbing expansion project provided additional ore processing and rail and port capabilities that underpinned this performance increase. Production included approximately 1.3 million wet metric tons of low-grade iron ore during the first nine months of 2012. Production and shipping at Cockatoo Island is expected to cease in the early fourth quarter as we only will ship one more vessel due to the winding down of the mine. Mining was completed at the end of the third quarter of 2012.
North American Coal
Following is a summary of North American Coal results for the three months ended September 30, 2012 and 2011:

	(In Millions)
			Change Due to
	Three Months Ended September 30,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Freight and reimbursement	Total change
	2012	2011
Revenues from product sales and services	$241.8	$64.0	$49.2	$100.9	$—	$27.7	$177.8
Cost of goods sold and operating expenses	(243.1)	(106.7)	(12.2)	(128.6)	32.1	(27.7)	(136.4)
Sales margin	$(1.3)	$(42.7)	$37.0	$(27.7)	$32.1	$—	$41.4
Sales tons (1)	1.7	0.6
Production tons (1)	1.4	1.0

(1)	Tons are short tons (2,000 pounds).
Sales margin loss for North American Coal improved to $1.3 million during the third quarter of 2012 compared to $42.7 million for the comparable period in 2011. Revenue during the third quarter of 2012 increased 277.8 percent over the prior year period to $241.8 million due to higher sales volumes as a result of inventory availability during the current year. North American Coal sold 1.7 million tons during the third quarter of 2012 compared with 0.6 million tons during the same period last year. This increase in volume was a result of higher production and inventory availability at Pinnacle and Oak Grove mines in the third quarter of 2012 compared to the same period in 2011 when the Pinnacle and Oak Grove mines experienced operational issues due to carbon monoxide levels and significant tornado damage, respectively. Additionally, sales mix was weighted more heavily towards higher-priced coal; specifically low-volatile, high-volatile and thermal coal were 68.8 percent, 20.9 percent and 10.3 percent, respectively, in the third quarter of 2012 compared to 7.9 percent, 49.7 percent and 42.4 percent for the comparable period in 2011. Our realized price per ton for the three months ended September 30, 2012 at our North American Coal operating segment was, on average, a 7.3 percent increase, 7.3 percent decrease and 4.3 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.
Cost of goods sold and operating expenses in the third quarter of 2012 increased $136.4 million from the prior year, primarily due to:

•	Higher sales volume primarily attributable to additional low-volatile metallurgical coal sales, as discussed above, which resulted in a cost increase of $128.6 million.

•	Increase in costs primarily due to a $8.0 million LCM adjustment of low-volatile metallurgical coal driven by declines in spot prices.

•
Partially offset by idle costs of $32.1 million recorded in the third quarter of 2011 due to operational issues caused by carbon monoxide at the Pinnacle mine and the effects of the April 2011 tornado at Oak Grove mine, which both resulted in temporary production curtailments.

Following is a summary of North American Coal results for the nine months ended September 30, 2012 and 2011:

	(In Millions)
			Change Due to
	Nine Months Ended September 30,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Freight and reimbursement	Total change
	2012	2011
Revenues from product sales and services	$640.9	$388.7	$32.2	$167.1	$—	$52.9	$252.2
Cost of goods sold and operating expenses	(637.1)	(449.1)	(40.0)	(162.7)	67.6	(52.9)	(188.0)
Sales margin	$3.8	$(60.4)	$(7.8)	$4.4	$67.6	$—	$64.2
Sales tons (1)	4.6	3.2
Production tons (1)	4.5	3.4

(1)	Tons are short tons (2,000 pounds).
Sales margin for North American Coal increased to $3.8 million during the first nine months of 2012 compared with a loss of $60.4 million for the comparable period in 2011. Revenue during the first nine months of 2012 increased 64.9 percent over the prior year period to $640.9 million primarily due to higher sales volumes during the first nine months of 2012. North American Coal sold 4.6 million tons during the first nine months of 2012 compared with 3.2 million tons during the same period last year. Increased inventory availability and sales volume in 2012 was a result of the 2011 operational issues at Pinnacle mine and tornado damage at Oak Grove mine, plus strong production performance in the first nine months of 2012 compared to the prior year. Our realized price for the nine months ended September 30, 2012 at our North American Coal operating segment increased by 6.0 percent primarily due to the change in product mix. Product sales mix for low-volatile, high-volatile and thermal coal were 64.4 percent, 21.6 percent and 14.0 percent, respectively, in the first nine months of 2012 compared to 37.4 percent, 33.2 percent and 29.4 percent for the comparable period in 2011. The realized sales price per ton was, on average, a 6.4 percent decrease, 3.5 percent decrease and 4.8 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.
Cost of goods sold and operating expenses in the first nine months of 2012 increased $188.0 million from the prior year, primarily due to:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulting in a cost increase of $162.7 million.

•	Increase in costs partially due to a $17.9 million LCM adjustment primarily driven by a softening market in both low- and high-volatility metallurgical coal.

•
During the first nine months of 2011, fixed costs of $58.0 million being recorded as idle costs as there were operational issues caused by carbon monoxide at the Pinnacle mine and the effects of the April 2011 tornado at Oak Grove mine, which both resulted in temporary production curtailments. These fixed costs would be included in the rate during 2012 as we did not experience similar temporary production curtailments.

Production
Increased low-volatile metallurgical coal production levels in the first nine months of 2012 were achieved at the Pinnacle and Oak Grove mines. Pinnacle mine’s increased production compared to the prior year period is a result of positive longwall production performance during the current year and depressed production in the prior year due to elevated carbon monoxide levels, which resulted in temporary production curtailments. Oak Grove mine’s production levels for the nine months ended September 30, 2012 were impacted positively by the installation of a new longwall shearer during 2012. Additionally, Oak Grove mine’s preparation plant was impacted negatively by the effects of the April 2011 tornado. The production levels at the Oak Grove preparation plant resumed operating at partial capacity in January 2012 and reached normal operating levels during April 2012. High-volatile metallurgical coal production levels at CLCC in the first nine months of 2012 have remained consistent in comparison to the same period in 2011. As we have experienced a decline in the demand for thermal coal used in power generation, on June 15, 2012 we reduced production at our thermal mine to one shift to align production with current customer requirements and existing supply agreements.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Cash flows from operating activities vary with prices realized from iron ore and coal sales, our sales volumes, production costs, inventory levels, income taxes, other working capital changes and other factors.
Throughout the first nine months of 2012, we implemented a new strategic capital allocation process that is focused on prioritizing all potential uses of future operating cash flows with the objective of driving top-quartile TSR. We continue to have a strong balance sheet that allows financial flexibility to be consistent with our long-term financial growth goals and objectives.
Based on current mine plans and subject to future iron ore and coal prices and demand, we expect estimated operating cash flows and cash flows from investing that generate an inflow in 2012 to be less than our budgeted capital expenditures, expected debt payments, dividends and other cash requirements. However, we maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives. We continue to evaluate funding options for our capital needs and expect to be able to fund these requirements through operations and availability under our existing financing arrangements for the foreseeable future. Other funding options may include new lines of credit or other financing arrangements that are dependent upon our ability to access credit or other capital.
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
Operating Activities
Net cash provided by operating activities was $275.5 million for the nine months ended September 30, 2012, compared to $1,545.7 million for the same period in 2011. Operating cash flows in the first nine months of 2012 were impacted by lower operating results as previously noted and by the timing of tax payments. Operating activities in 2011 were impacted positively due to the cash receipts of a $275.0 million payment in April 2011 from ArcelorMittal USA to true-up pricing for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and a $129.0 million payment from Algoma to true-up the portion of revenues from 2010 pellet sales that previously was disputed throughout 2010. Such receipts did not occur in the first nine months of 2012 and are not expected to occur during the remainder of the year. Operating plans for 2012 reflect increased worldwide iron ore and coal production offset by lower prices due to market availability and demand.
Our long-term outlook remains stable and we are focusing on our growth projects with sustained investment in our core businesses. Throughout the first nine months of 2012, capacity utilization among steelmaking facilities in North America demonstrated ongoing improvement. We expect the U.S. economy to continue to remain stable, sustaining a healthy business in the United States. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. As a result, we have planned to maintain current levels of production at all of our iron ore facilities and will continue to monitor the economic environment.
Our U.S. operations and our financing arrangement provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at September 30, 2012 was $21.5 million, or approximately 59.2 percent of our consolidated total cash and cash equivalents balance of $36.3 million. Historically, we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of September 30, 2012 and December 31, 2011, we had available borrowing capacity of $1.48 billion and $1.73 billion, respectively, under our $1.75 billion U.S.-based revolving credit facility. If the United States and Asian economies continue to be soft for a prolonged period and pricing stays below recent historical averages, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell non-strategic assets and reduce overhead costs.
We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to spend approximately $90 million on exploration activities in 2012, which we expect will provide us with opportunities for significant future potential reserve additions globally. Throughout the first nine months of 2012, we have spent approximately $68.5 million related to our involvement in exploration and development activities, which is comprised of both exploration expenditures and net investments. In addition, our Ferroalloys operations are in the feasibility stage of the development of our Chromite Project in Northern Ontario and we expect to spend $75 million on engineering and feasibility studies, as well as on other environmental and development activities in 2012. Throughout the first nine months of 2012, we have spent approximately $44.8 million related to those activities for this business unit.
Investing Activities
Net cash used by investing activities was $784.7 million for the nine months ended September 30, 2012, compared with $4,918.6 million for the comparable period in 2011. Significant activity occurred in May 2011 as we completed our acquisition of Consolidated Thompson for a net acquisition price of $4,423.5 million. In addition, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125.0 million, including accrued and unpaid interest. We also had capital expenditures of $793.6 million and $478.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
In alignment with our strategy to focus on organic growth and expansion initiatives and, based upon the strong long-term outlook, we anticipate that total cash used for capital expenditures in 2012 will be approximately $1.0 billion. This expectation includes capital expenditures related to an expansion of the Bloom Lake mine in order to increase processing capabilities. As a result of our plans to produce a premium, higher-grade iron ore concentrate at the Bloom Lake mine, actual production is expected to ramp-up to 14.5 million metric tons of iron ore concentrate per year rather than the nameplate capacity of 16.0 million metric tons and will require a capital investment of over $1.3 billion, of which $160 million and $356 million have been spent as of December 31, 2011 and during the first nine months of 2012, respectively. Of the remaining capital investment amount, approximately $249 million is expected to be spent throughout the rest of 2012, with the remainder expected to be spent between 2013 and 2014. In 2011, we entered into an agreement to upgrade an existing rail line used by our Koolyanobbing operations. Our portion of the related purchase commitment for the upgrade is approximately $33 million, of which approximately $17 million has been spent as of the end of the first nine months of 2012. The remaining amount, approximately $16 million, is expected to be spent between 2013 and 2014.

We additionally have spent approximately $203 million on expenditures related to sustaining capital and expect to spend approximately $97 million throughout the remainder of 2012 on these activities.
Financing Activities
Net cash provided by financing activities in the first nine months of 2012 was $27.2 million compared to $2,366.6 million for the comparable period in 2011. Cash flows provided by financing activities in the first nine months of 2012 included net borrowings and repayments under the revolving credit facility of $250.0 million and cash calls from our joint venture partners resulted in net cash receipts of $68.8 million. Offsetting the proceeds from financing activities in 2012 were dividend distributions of $217.8 million and $49.9 million for term loan repayments. This compares to dividend distributions of $78.8 million and term loan repayments of $265.4 million in the first nine months of 2011.
In March 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased dividend at the new rate was paid on June 1, 2012 and August 31, 2012 to shareholders of record as of the close of business on April 29, 2012 and August 15, 2012, respectively.
Additionally, cash flows from financing activities in the comparable period in 2011 included $998.1 million in net proceeds from the issuance of two tranches of senior notes in the aggregate principal amount of $1.0 billion, completed in March and April 2011. In addition, we borrowed $750.0 million under the bridge credit facility and $1,250.0 million under the term loan in May 2011 and incurred $38.3 million and $8.7 million, respectively, of issuance costs related to the execution and funding of each arrangement. We used the net proceeds from the public offering of senior notes, the bridge credit facility and the term loan to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson, including the related fees and expenses. A portion of the funds also were used for the repayment of the Consolidated Thompson convertible debentures that were included among the liabilities assumed in the acquisition.
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
Capital Resources
We expect to fund our business obligations from available cash, current operations and existing borrowing arrangements. The following represents a summary of key liquidity measures as of September 30, 2012 and December 31, 2011:

	(In Millions)
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$36.3	$519.3
Credit facility	$1,750.0	$1,750.0
Revolving loans drawn	(250.0)	—
Senior notes	2,725.0	2,725.0
Senior notes drawn	(2,725.0)	(2,725.0)
Term loan	922.1	972.0
Term loans drawn	(922.1)	(972.0)
Letter of credit obligations and other commitments	(23.1)	(23.5)
Borrowing capacity available	$1,476.9	$1,726.5
Refer to NOTE 10 - DEBT AND CREDIT FACILITIES of our unaudited condensed consolidated financial statements for further information regarding our debt and credit facilities.

We are subject to certain financial covenants contained in the agreements governing certain of our debt instruments. As of September 30, 2012 and December 31, 2011, we were in compliance with each of our financial covenants.
Our primary source of funding is a $1.75 billion revolving credit facility, which on October 16, 2012, we executed an amendment extending the maturity date from August 11, 2016 to October 16, 2017. No other significant changes were made to the terms of the revolving credit facility in the amendment. This facility has available borrowing capacity of $1.48 billion as of September 30, 2012. Effective August 11, 2011, we amended our multicurrency credit agreement by increasing the borrowing capacity to $1.75 billion from $600 million and providing more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. We also have cash generated by the business and cash on hand, which totaled $36.3 million as of September 30, 2012. The combination of cash and the credit facility gave us $1.5 billion in liquidity entering the fourth quarter of 2012, which is expected to be used to fund operations, capital expenditures and finance strategic transactions.
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
Valuation of Goodwill and Other Long-Lived Assets
We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis as of October 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.
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
The fair value of our reporting unit CQIM, which includes the assets acquired and liabilities assumed from the Consolidated Thompson acquisition, has been the closest to its carrying value and is most sensitive to changes in assumptions. As of the date of our most recent goodwill impairment test, October 1, 2011, CQIM's fair value exceeded its carrying value by approximately 7.8 percent. The significant assumptions used to calculate fair value include iron ore pricing, operating costs, reserves and costs and timing of expansion projects. Due to recent trends impacting our significant assumptions, during the third quarter of 2012, we qualitatively assessed the valuation of our CQIM reporting unit, which has goodwill of $997.3 million, and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value at September 30, 2012. Our annual goodwill impairment test will be performed as of October 1, 2012.
For the nine months ended September 30, 2012, the average Platts daily index was approximately $133 per ton, and prices during that period ranged from approximately $89 per ton to $151 per ton. As previously disclosed, we expect the full year Platts average to be approximately $128 for 2012. We also previously disclosed that we expect to achieve cash costs at our Bloom Lake operation of $60-$65 per ton over the long term and to incur capital expenditures related to the Phase II expansion of over $1.3 billion with an anticipated completion date of mid-2013. Due to the volatility of these spot prices, as well as the impact of current pricing environments on operational considerations, the fair value of our reporting units, particularly CQIM, may be adversely impacted if long-term pricing forecasts, which are finalized in the fourth quarter as part of our annual planning process, are established at the low end of the range of spot prices experienced in the current year and/or we fail to meet our cash cost or capital expenditure expectations.
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in market pricing; a significant adverse change in legal or environmental factors or in the business climate; changes in estimates of our recoverable reserves; unanticipated competition; and slower growth or production rates. Any adverse change in these factors could have a significant impact on the recoverability of our long-lived assets and could have a material impact on our consolidated statements of operations and statement of financial position.
A comparison of each asset group's carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach.
Due to recent industry conditions and the reductions in the production plan of our thermal coal operations at CLCC, we reviewed the carrying value for recoverability. Our analysis indicated that the estimated undiscounted future cash flows were substantially in excess of the asset group's carrying value.

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
At September 30, 2012, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $420.0 million and $645.7 million, respectively, with varying maturity dates ranging from October 2012 to September 2013 for which we elected hedge accounting. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $49.7 million, and a 10 percent decrease would reduce the fair value to approximately negative $32.9 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $81.8 million, and a 10 percent decrease would decrease the fair value to approximately negative $50.3 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
In the third quarter of 2012, we entered into foreign exchange forward contracts on the open market in order to hedge the Sonoma sale price. At September 30, 2012, we had notional AUD $141.0 million of outstanding forward contracts with a maturity date of November 13, 2012. The contracts are considered economic hedges that do not qualify for hedge accounting. A 10 percent increase in the value of the Australian dollar from the month-end rate would reduce the fair value of the contracts to approximately negative $11.9 million, and a 10 percent decrease would increase the fair value to approximately $16.7 million.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of September 30, 2012:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1) :
AUD Contracts expiring in the next 12 months	$420.0	0.99	1.0378	$12.5
CAD Contracts expiring in the next 12 months	645.7	1.00	0.9837	9.3
Total Hedge Contract Portfolio	$1,065.7			$21.8

(1)	Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility and term credit facility is at a floating rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of September 30, 2012, we had $250.0 million drawn on the revolving credit facility and $922.1 million outstanding on the term credit facility. A 100 basis point change to the base rate or the LIBOR rate under the term credit facility and revolving credit facility would result in a change of approximately $9.2 million and $2.5 million, respectively, to interest expense on an annual basis.

Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. These instruments did not have a material impact on our financial statements as of and for the three and nine months ended September 30, 2012.
Pricing Risks
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $1.4 million as current Derivative assets and $11.7 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2012 related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $10.3 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2012, respectively, related to these arrangements. There were no amounts recognized related to these arrangements for the three and nine months ended September 30, 2011. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements.
In instances when we are still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms, we record certain shipments made to customers based on an agreed-upon provisional price. The shipments are recorded based on the provisional price until settlement of the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these provisional prices being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the third quarter, we reached final pricing settlements on the customer supply agreements in which components of the pricing calculations were still being revised. As such, at September 30, 2012, no shipments were recorded based upon provisional pricing. For the three and nine months ended September 30, 2011, we recognized $193.0 million and $623.5 million, respectively, as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations under the pricing provisions for certain shipments to U.S. Iron Ore and Eastern Canadian Iron Ore customers, as we were still in the process of revising the terms of the related customer supply agreements. At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities included in Other current liabilities and $83.8 million Accounts receivable in the Statements of Unaudited Condensed Consolidated Financial Position related to these type of provisional pricing arrangements with various U.S. Iron Ore and Eastern Canadian Iron Ore customers.

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
At September 30, 2012, we had a derivative asset of $54.5 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $72.9 million as of December 31, 2011. We estimate that a $75 change in the average hot-band steel price realized from the September 30, 2012 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $43.5 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 12.4 million MMBtu’s of natural gas at an average delivered price of $2.98 per MMBtu and 23.6 million gallons of diesel fuel at an average delivered price of $3.24 per gallon during the first nine months of 2012. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 4.4 million gallons of diesel fuel at an average delivered price of $4.77 per gallon during the first nine months of 2012. Our CLCC operations consumed approximately 2.6 million gallons of diesel fuel at an average delivered price of $3.28 per gallon during the first nine months of 2012. Consumption of diesel fuel by our Asia Pacific operations was approximately 17.0 million gallons at an average delivered price of $3.65 per gallon for the same period.
In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.
Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity for 2012 and beyond and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $6.7 million in our annual fuel and energy costs based on expected consumption for the remainder of 2012.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Environmental Risks
Regulatory Developments
Regional Haze. In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states to establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas. Among the states with Class I areas where we currently own and manage mining operations are Michigan, Minnesota, Alabama and West Virginia. The first phase of the regional haze rule (2008-2018) requires analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into state implementation plans.
On May 8, 2012, MPCA submitted a supplement to the Regional Haze SIP that had been submitted to EPA on December 30, 2009. During the second quarter of 2012, EPA also sent information requests to all taconite facilities requesting information on SO2 and NOx emissions and control technology assessments. On June 12, 2012, the EPA approved revisions to the Minnesota SIP addressing regional haze, but also announced it was deferring action on emission limitations that Minnesota intended to represent BART for taconite facilities. On July 13, 2012, EPA issued a proposed FIP to address the requirement for BART in Minnesota and Michigan. The EPA intends to finalize the regional haze rules by November 15, 2012. We continue to evaluate the substance of the proposed FIP; however, as written, the FIP could require between $200 million and $330 million of capital expenditures at the U.S. Iron Ore facilities over the next four years. However, in addition to formal comments submitted on the proposed rule, we have proposed an alternative solution with the EPA and remain optimistic that a lower cost, holistic environmental solution may be achieved.
Outlook
Looking forward, we expect the U.S. economy to remain stable for the remainder of the year. We anticipate moderate volatility in the pricing for seaborne iron ore and metallurgical coal products, driven by Asian and European end markets. Based on recent destocking activity within China's steel industry and the recent decline in its annualized crude steel production, we are lowering our full-year expectation for Chinese crude steel production to approximately 715 million tons, from our previous expectation of 730 million tons. Also, due to the year-to-date average spot price for 62 percent Fe seaborne iron ore of $133 per ton, we are decreasing our average full-year 2012 seaborne iron ore spot price expectation to approximately $128 per ton (C.F.R. China) from our previous expectation of $145 per ton. The revised pricing assumption serves as the basis for the iron ore business outlook below.
U.S. Iron Ore Outlook (Long tons)
For 2012, we are reducing our U.S. Iron Ore sales volume expectation to 22 million tons from our previous expectation of 23 million tons. The decrease reflects a lower expected average for seaborne iron ore pricing during the second half of 2012, which reduces our ability to profitably place product in the seaborne market from the lower Great Lakes. We are maintaining our full-year production volume expectation of approximately 22 million tons.
We are also maintaining our full-year 2012 U.S. Iron Ore revenues-per-ton expectation of approximately $115 - $120, based on the following assumptions:

•	Average 2012 U.S. steelmaking utilization rate of approximately 75 percent; and

•	Average 2012 hot-rolled steel pricing of approximately $650 - $675 per ton.
In addition, the revenues-per-ton expectation considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
We are also maintaining our full-year 2012 U.S. Iron Ore cash-cost-per-ton expectation of approximately $60 - $65 and depreciation, depletion and amortization expectation of approximately $4 per ton.

In 2013, we expect to sell approximately 19 million to 20 million tons from our U.S. Iron Ore business. This expectation assumes a slightly lower year-over-year North American blast furnace utilization rate for 2013.
Eastern Canadian Iron Ore Outlook (Metric tons, F.O.B. Eastern Canada)
We are decreasing our expected full-year production volume to approximately 8.9 million tons, from our previous expectation of 9.2 million tons. As a result, we are decreasing our full-year Eastern Canadian Iron Ore sales volume expectation to approximately 9.4 million tons from our previous expectation of 9.6 million tons.
We are decreasing our full-year 2012 Eastern Canadian Iron Ore revenues-per-ton expectation to approximately $110 - $115 from our previous expectation of $130 - $135 per ton. The decrease is primarily driven by the previously indicated lower full-year assumption for seaborne iron ore pricing. The full-year product mix expectation is anticipated to be approximately 65 percent iron ore concentrate and 35 percent iron ore pellets.
Despite the reduced sales and production volumes, we are maintaining our Eastern Canadian Iron Ore full-year 2012 cash-cost-per-ton expectation of approximately $100 - $105. Depreciation, depletion and amortization is anticipated to be approximately $18 per ton for full-year 2012.
In 2013, we expect to sell approximately 13 million - 14 million tons from our Eastern Canadian Iron Ore business, comprised of approximately one-third iron ore pellets and two-thirds iron ore concentrate.
Asia Pacific Iron Ore Outlook (Metric tons, F.O.B. the port)
We are maintaining our full-year 2012 Asia Pacific Iron Ore expected sales and production volumes of approximately 11.6 million tons and 11.1 million tons, respectively.
Due to the lower assumption for full-year iron ore pricing, we are reducing our full-year 2012 Asia Pacific Iron Ore revenues-per-ton expectation to approximately $100 - $105, from our previous expectation of $120 - $125. The anticipated product mix is approximately half lump and half fines iron ore.
We are maintaining our Asia Pacific Iron Ore cash-cost-per-ton expectation of approximately $65 - $70. We anticipate depreciation, depletion and amortization to be approximately $13 per ton for full-year 2012.
In 2013, we expect to sell approximately 10 million - 11 million tons from our Asia Pacific Iron Ore business, comprised of approximately 50 percent lump iron ore and 50 percent fines iron ore.
North American Coal Outlook (Short tons, F.O.B. the mine)
As the result of softer metallurgical coal market conditions, we are reducing our full-year sales volume expectation to approximately 6.4 million tons, from our previous expectation of approximately 6.9 million tons. We are maintaining our anticipated full-year production volume of 6.2 million tons. Sales volume mix is anticipated to be approximately 4.3 million tons of low-volatile metallurgical coal and 1.4 million tons of high-volatile metallurgical coal, with thermal coal making up the remainder of the expected sales volume.
We are decreasing our North American Coal 2012 revenues-per-ton expectation to approximately $120 - $125, from our previous expectation $130 - $135. The decrease is driven by lower pricing for metallurgical coal products.
Due to continuing performance improvements at our longwall operations, we are decreasing our cash-cost-per-ton expectation to $105 - $110 versus our previous expectation of $110 - $115. Full-year 2012 depreciation, depletion and amortization is expected to be approximately $15 per ton.
In 2013, we expect to sell approximately 6 million - 7 million tons from our North American Coal business, comprised of approximately 65 percent low-volatile metallurgical coal, 25 percent high-volatile metallurgical coal and 10 percent thermal coal.
The following table provides a summary of our 2012 guidance for our four business segments:

	2012 Outlook Summary
	U.S. Iron Ore (1)		Eastern Canadian Iron Ore (2)		Asia Pacific Iron Ore (3)		North American Coal (4)
	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook	Current Outlook	Previous Outlook
Sales volume (million tons)	22	23	9.4	9.6	11.6	11.6	6.4	6.9
Revenues per ton	$115 - $120	$115 - $120	$110 - $115	$130 - $135	$100 - $105	$120 - $125	$120 - $125	$130 - $135
Cash cost per ton	$60 - $65	$60 - $65	$100 - $105	$100 - $105	$65 - $70	$65 - $70	$105 - $110	$110 - $115
DD&A per ton	$4	$4	$18	$18	$13	$13	$15	$13

(1)	U.S. Iron Ore tons are reported in long tons.

(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.

(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.

(4)	North American Coal tons are reported in short tons, F.O.B. the mine.
Outlook for Amapá and Sonoma
For the full year, we anticipate a $25 million equity loss for our interest in Amapá, primarily driven by the previously disclosed charge and lower expected pricing for seaborne iron ore. As previously disclosed, our sale of the economic interest in Sonoma Coal is expected to be completed in the fourth quarter of 2012.
SG&A Expenses and Other Expectations
We are reducing our full-year 2012 SG&A expense expectation to approximately $275 million, from our previous expectation of $300 million. The decrease is driven primarily by a continued focus to reduce overhead costs.
To support future growth projects, our full-year cash outflows expectation is approximately $165 million. This is comprised of approximately $90 million related to exploration and drilling programs and approximately $75 million related to our chromite project in Ontario, Canada.
For 2012, we anticipate a full-year effective tax rate benefit of approximately 35 percent. Excluding the previously disclosed enacted Minerals Resource Rent Tax and other discrete tax items, we anticipate our effective tax rate to be approximately 8 percent. In addition, we expect our full-year 2012 depreciation, depletion and amortization to be approximately $515 million.
2012 Capital Budget Update and Other Uses of Cash
Due to our revised outlook, we are decreasing our full-year 2012 cash flow from operations expectation to approximately $600 million, from our previous expectation of $1.3 billion.
We are maintaining our previously disclosed 2012 capital expenditures budget of approximately $1 billion, comprised of approximately $300 million in sustaining capital and $700 million in growth and productivity-improvement capital.
Recently Issued Accounting Pronouncements
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the unaudited condensed consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

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

•
our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson);

•	our ability to successfully complete planned divestitures, including the sale of our economic interest in Sonoma Coal;

•	our ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	changes in sales volume or mix;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers to meet their obligations to us on a timely basis or at all;

•	our actual economic iron ore and coal reserves or reductions in current resource estimates;

•	our ability to successfully identify and consummate any strategic investments;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•	the results of pre-feasibility and feasibility studies in relation to projects;

•
impacts of increasing governmental regulation and related costs, including failure to receive or maintain required environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•	our ability to achieve planned production rates or levels;

•	uncertainties associated with unanticipated geological conditions, natural disasters, weather conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and renew expiring collective bargaining agreements on satisfactory terms;

•	availability of capital equipment and component parts;

•	the amount, and timing of, any insurance recovery proceeds with respect to our Oak Grove mine;

•	risks related to international operations;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting;

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry; and

•	the risk factors identified in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
For additional factors affecting the business of Cliffs, refer to Part II – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the Management’s Discussion and Analysis section of this report.

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
Ash Landfill at Northshore Mining Silver Bay Plant Site. On January 3, 2012, Northshore Mining received a Notice of Violation (NOV) from the MPCA alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. The pH of the leachate temporarily had been elevated above permissible levels. On March 6, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV. The stipulation agreement requires few additional corrective actions beyond the response work already initiated by Northshore, but proposes a civil penalty of approximately $250,000. Northshore has been negotiating the final version of the agreement with the agency and a final agreement is anticipated during the fourth quarter of 2012.
Pinnacle Mine Environmental Litigation. On June 22, 2010, the West Virginia DEP filed a lawsuit in the Wyoming County Circuit Court against the Pinnacle mine and other West Virginia coal mining operations alleging non-compliance with its NPDES discharge permit. The complaint alleges various exceedances of the permit’s effluent quality limits and seeks injunctive relief and penalties. An initial penalty proposal of $1.0 million was received in March 2012. Pinnacle has implemented a selenium control plan and installed effective control measures. Pinnacle disagrees with numerous alleged violations and has met with the West Virginia DEP to present facts supporting a review and possible reduction of the proposed penalty.
WISCO Arbitration. Our wholly owned subsidiary, CQIM, along with Bloom Lake General Partner Limited of which we own 75 percent, were named as respondents in an arbitration claim filed by WISCO Canada under the Ontario Arbitration Act of 1991. WISCO Canada filed the arbitration claim in February 2012 pursuant to the dispute resolution provisions of the Amended and Restated Limited Partnership Agreement and the Shareholders’ Agreement, both of which govern the respective interests of the parties in Bloom Lake. The claim relates to, among other matters, calculation of a minimum distribution owed to WISCO Canada and cash calls made to both partners to fund the Phase II expansion at the Bloom Lake mine. Since the interim order issued on April 20, 2012, the parties have negotiated two agreements to postpone the main arbitration hearing. The hearing is now scheduled for the first quarter of 2013 and the parties are using the interim period to attempt to negotiate a mutually acceptable arrangement to settle all existing disputes between the partners and develop a workable protocol for the partnership going forward. In the interim, both parties have agreed to fund their respective pro rata shares of the capital expenditures required for Phase II development and any operational deficit of the partnership through the end of 2012.
The Rio Tinto Mine Site. The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order dated September 14, 2001 between the NDEP and the RTWG composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated and E. I. duPont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish and Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribe of the Duck Valley Reservation (collectively, "Rio Tinto Trustees"). In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.
The NDEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012 by the NDEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and opened for 30-day public comment on October 4, 2012. Under the terms of the Consent Decree, RTWG has agreed to pay $25 million in cleanup costs and natural resource damages to the site and surrounding area. The Company's share of the total settlement cost, which includes remedial action and oversight costs, is anticipated to be approximately $12 million.
Under the terms of the Consent Decree, the RTWG will be responsible for removing mine tailings from Mill Creek, improving the creek to support redband trout and improving water quality in Mill Creek and the East Fork Owyhee River. Previous cleanup projects included filling in old mine shafts, grading and covering leach pads and tailings, and building diversion ditches. NDEP will oversee the cleanup, with input from EPA and monitoring from the nearby Shoshone-Paiute Tribes of Duck Valley.

Item 1A.	Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

We are subject to extensive governmental regulation, which imposes, and will continue to impose, significant costs and liabilities on us. Future regulation could increase these costs and liabilities or limit our ability to produce iron ore and coal products.
We are subject to various federal, provincial, state and local laws and regulations in each jurisdiction in which we have operations for employee health and safety, air quality, water pollution, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the effects that mining has on groundwater quality and availability and related matters. Numerous governmental permits and approvals are required for our operations. We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.
Prior to commencement of mining, we must submit to and obtain approval from the appropriate regulatory authority of plans showing where and how mining and reclamation operations are to occur. These plans must include information such as the location of mining areas, stockpiles, surface waters, haul roads, tailings basins and drainage from mining operations. All requirements imposed by any such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers that may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs depending on their ultimate outcome. These proposed rules and regulations include: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, various National Emission Standards for Hazardous Air Pollutants/Maximum Achievable Control Technologies standards, new water quality standards and the CSAPR, as well as increased administrative and Legislative Initiatives related to Coal Mining Activities, the Minnesota Mercury Total Maximum Daily Load Implementation and Selenium Discharge Regulation. Such new legislation, regulations or orders, if enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability. For example, on July 13, 2012, the EPA issued a proposed FIP for regional haze rules, which requires states to eliminate impairment of visibility in federal class I areas from man-made emissions by 2064. The EPA has indicated it intends to finalize the regional haze rules by November 15, 2012. Because the rules are not yet final, it is difficult for us to predict the full impact of implementation. Nevertheless, should the currently proposed regional haze rules be made final, we could be required to incur costs of approximately $200 million to $330 million over the next four years, which could affect adversely our cash flows and profitability.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	The table below sets forth information regarding repurchases by the Company of its Common Shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) $	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2012	—	—	—	—
August 1 - 31, 2012	—	—	—	—
September 1 - 30, 2012	213	—	—	—
Total	213	—	—	—

(1)
On September 7, 2012, the Company acquired 213 common shares from an employee recipient of a Restricted Stock Award in order to satisfy the tax withholding obligation of the award pursuant to the terms of the ICE Plan.

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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 6 of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

(a)	List of Exhibits — Refer to Exhibit Index on pg. 72.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

Date:	October 25, 2012	By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit

4.1	Form of Common Share Certificate	Filed Herewith

10.1	Form of Release by and between Cliffs Asia Pacific Iron Ore Management Ltd and Duncan Price dated September 11, 2012	Filed Herewith

10.2	First Amendment to Cliffs Natural Resources Inc. 2012 Incentive Equity Plan	Filed Herewith

10.3	Third Amendment to the Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan	Filed Herewith

10.4	First Amendment to the Cleveland-Cliffs Inc. 2000 Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000)	Filed Herewith

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of October 25, 2012	Filed Herewith

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of October 25, 2012	Filed Herewith

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of October 25, 2012
Filed Herewith

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Senior Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of October 25, 2012
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