Form 10-K
period 2012-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2013-02-12
CIK 764065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒
As of June 30, 2012, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $49.29 per share as reported on the New York Stock Exchange — Composite Index, was $7,314,008,684 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 142,506,400 as of February 11, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held on May 7, 2013 are incorporated by reference into Part III.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Algoma	Essar Steel Algoma Inc.
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
AG	Autogenous Grinding
Anglo	Anglo American plc
APBO	Accumulated Postretirement Benefit Obligation
APSC	Alabama Public Services Commission
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its North American affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ASC	Accounting Standards Codification
ATO	Australian Taxation Office
AusQuest	AusQuest Limited
BART	Best Available Retrofit Technology
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
BNSF	Burlington Northern Santa Fe, LLC
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
Chromite Project	Cliffs Chromite Far North Inc. and Cliffs Chromite Ontario Inc.
Cliffs Chromite Far North Inc.	Entity previously known as Spider Resources Inc.
Cliffs Chromite Ontario Inc.	Entity previously known as Freewest Resources Canada Inc.
Cliffs Erie	Cliffs Erie LLC
CN	Canadian National Railway Company
Cockatoo Island	Cockatoo Island Joint Venture
Compensation Committee	Compensation and Organization Committee
Consent Order	Administrative Order by Consent
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
CQIM	Cliffs Quebec Iron Mining Limited
Cr3O3	Chromium Oxide
CSAPR	Cross-State Air Pollution Rule
CSXT	CSX Transportation
DEP	U.S. Department of Environment Protection
Directors’ Plan	Nonemployee Directors’ Compensation Plan, as amended and restated 12/31/2008
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dofasco	ArcelorMittal Dofasco Inc.
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMPI	Executive Management Performance Incentive Plan
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EPSL	Esperance Port Sea and Land
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fe	Iron
(Fe,Mg) (Cr,Al,Fe)2O4	Mineral Chromite
FeT	Total Iron
FIP	Federal Implementation Plan

Abbreviation or acronym	Term
FMSH Act	U.S. Federal Mine Safety and Health Act 1977
Freewest	Freewest Resources Canada Inc. (now known as Cliffs Chromite Ontario Inc.)
GAAP	Accounting principles generally accepted in the United States
GHG	Green house gas
Hibbing	Hibbing Taconite Company
IASB	International Accounting Standards Board
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, As Amended
IFRS	International Financial Reporting Standards
INR	INR Energy, LLC
IRS	U.S. Internal Revenue Service
Ispat	Ispat Inland Steel Company
JORC	Joint Ore Reserves Code
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LCM	Lower of cost or market
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
M&I	Measured and Indicated
MDEQ	Michigan Department of Environmental Quality
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MP	Minnesota Power, Inc.
MPCA	Minnesota Pollution Control Agency
MPI	Management Performance Incentive Plan
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRRT	Minerals Resource Rent Tax
MSHA	Mine Safety and Health Administration
NAAQS	National Ambient Air Quality Standards
NBCWA	National Bituminous Coal Wage Agreement
NDEP	Nevada Department of Environmental Protection
Ni	Nickel
Ni3Fe	Nickel-Iron Alloy
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
NQDC Plan	Cliffs Natural Resources Inc. 2012 Non-Qualified Deferred Compensation Plan
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income
OPEB	Other postretirement benefits
OPIP	Operations Performance Incentive Plan
P&P	Proven and Probable
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
PinnOak	PinnOak Resources, LLC
Pluton Resources	Pluton Resources Limited
PM10	Particulate matter with a diameter smaller than 10 micron
Portman	Portman Limited (now known as Cliffs Asia Pacific Iron Ore Holdings Pty Ltd)
PPACA	Patient Protection and Affordable Care Act
PRP	Potentially responsible party

Abbreviation or acronym	Term
Reconciliation Act	Health Care and Education Reconciliation Act
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits
RTWG	Rio Tinto Working Group
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SARs	Stock Appreciation Rights
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, as amended, selected by us (as certified by a certificate of officers confirming the decision of our Board of Directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

SEC	U.S. Securities and Exchange Commission
Severstal	Severstal North America, Inc.
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SMCRA	Surface Mining Control and Reclamation Act
SMM	Sonoma Mine Management
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc. (now known as Cliffs Chromite Far North Inc.)
STRIPS	Separate Trading of Registered Interest and Principal of Securities
TCR	The Climate Registry
Tilden	Tilden Mining Company
TMDL	Total Maximum Daily Load
TRIR	Total Reportable Incident Rate
TSR	Total Shareholder Return
U/G	Underground
ug/l	Micrograms per litre
UMWA	United Mineworkers of America
United Taconite	United Taconite LLC
UP 1994	1994 Uninsured Pensioner Mortality Table
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VIE	Variable interest entity
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.
WE Energies	Wisconsin Electric Power Company
Wheeling	Wheeling-Pittsburgh Steel Corporation
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
2012 Equity Plan	Cliffs Natural Resources Inc 2012 Incentive Equity Plan

PART I

Item 1.	Business
Introduction
Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Driven by the core values of safety, social, environmental and capital stewardship, our Company’s associates across the globe endeavor to provide all stakeholders with operating and financial transparency. Our Company is organized through a global commercial group responsible for sales and delivery of our products and a global operations group responsible for the production of the minerals that we market. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group.
In the United States, we operate five iron ore mines in Michigan and Minnesota, six metallurgical coal mines located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia as of December 31, 2012. Our 50 percent equity interest in Cockatoo Island, an iron ore mine, and our 45 percent economic interest in Sonoma, a coking and thermal coal mine, also were included in these operations through their sale dates in the third and fourth quarters, respectively. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, the sale of which our board approved in December 2012, and, in Ontario, Canada, we have a major chromite project that advanced to the feasibility study stage of development in May of 2012. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.
Industry Overview
The key driver of our business is global demand for steelmaking raw materials in both developed and emerging economies, with China and the U.S. representing the two largest markets for our Company. In 2012, China produced approximately 709 million metric tons of crude steel, or approximately 47 percent of total global crude steel production, whereas the U.S. produced approximately 89 million metric tons of crude steel, or about 6 percent of total crude steel production. These figures each represent an approximate 4 percent and 3 percent increase in crude steel production over 2011, respectively.
Global crude steel production continued to grow in 2012, despite facing challenging economic headwinds, including a decreased year-over-year pace of economic growth and political uncertainty in China, as well as the widely reported fiscal issues in both the U.S. and European Union. These challenges resulted in a volatile pricing environment for steelmaking raw materials, which directly impacted our 2012 performance.
During 2013, we expect year-over-year steel production to rise in both the U.S. and in China. China's growth will be predicated on continued urbanization and the consequent demand for housing and durable goods. In the U.S., steel demand also is expected to increase due to a steadily recovering housing market and improving demand for automotive products. In addition, domestic steel demand should benefit from increased investment in the oil and gas industry.
We continue to expect Chinese steel production to outpace the growth in Chinese iron ore production, which will face increasing production costs due primarily to diminishing iron ore grades and rising wages. Chinese iron ore, while abundant, is a lower grade containing less than half of the equivalent iron ore than the ore supplied by Australia and Brazil.
The global price of iron ore, the primary driver of our revenues, is influenced heavily by Chinese demand. Full-year 2012 spot market prices reflected a decrease in China's economic growth, weaker demand from Europe, and global political uncertainty. Iron ore spot prices stabilized in the fourth quarter at a level well above historical averages, indicating that global iron ore demand continues to outpace global iron ore supply. The world market benchmark that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines pricing, which has reflected this trend. The Platts 62 percent Fe fines spot price decreased 23.1 percent to an average price of $130 per ton in 2012. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments, as the related contracts are correlated heavily to world benchmark spot pricing. However, the impact on our U.S. Iron Ore revenues is muted slightly because the pricing mechanism for our long-term contracts is mostly structured to be based on 12-month averages ending August 31, although some include established annual price collars. Additionally, our contracts often are priced partially or completely on other indices instead of world benchmark prices.
Metallurgical coal prices, which are strongly influenced by European, Japanese and Chinese demand, declined from levels reached in 2011. The decline in demand resulted in decreased low-volatile hard coking coal spot prices from an average of $292 per ton in 2011 to an average of $191 per ton in 2012. The spot price volatility impacts our realized revenue rates for our North American Coal business segment.
In 2012, capacity utilization among North American steelmaking facilities improved to an average annual rate of about 75.2 percent when compared to the average annual rate of 74.4 percent in 2011, despite diminishing in the latter half of the year. Both the automotive industry and the growth of the shale gas industry supported U.S. steel demand in 2012, providing sources of healthy demand for our products.
Growth Strategy
Through a number of strategic acquisitions executed over recent years, we have increased significantly our portfolio of assets, enhancing our production profile and growth project pipeline. Our capital allocation strategy is designed to prioritize among all potential uses of future cash flows in a manner that is most meaningful for shareholders. We plan on using future cash flows to develop organic growth projects and to reduce debt over time. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to our ability to execute our strategic initiatives.
As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we have shifted our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. Our focus is investing in the expansion of our seaborne iron ore production capabilities driven by our belief in the constructive long-term outlook for the seaborne iron ore market. Throughout 2012, we continued to make investments in Bloom Lake, our large-scale seaborne iron ore growth project in Eastern Canada. Maximizing Bloom Lake's production capabilities represents an opportunity to create significant shareholder value. We expect the Phase II expansion at Bloom Lake to meaningfully enhance our future earnings and cash flow generation by increasing sales volume and reducing unit operating costs. Our production ramp-up has made meaningful progress, despite some of the operational challenges experienced during the year. In 2012, we also made significant progress in the construction of Bloom Lake's Phase II concentrator mill. Despite this progress, the year's volatile pricing environment drove us to delay components of Phase II's construction activities and planned startup date.
We also own additional development properties, known as Labrador Trough South located in Quebec, that potentially could allow us to leverage parts of our existing infrastructure in Eastern Canada to supply additional iron ore into the seaborne market in future years if developed.
Our chromite project, located in Northern Ontario, represents an attractive diversification opportunity for us. We advanced the project to the feasibility study stage of development in May of 2012. We expect to build further on the technical and economic evaluations developed in the prefeasibility study stage and improve the accuracy of cost estimates to assess the economic viability of the project, which work is necessary before we can advance to the execution stage of the project. In addition to this large greenfield project, our Global Exploration Group expects to achieve additional growth through early involvement in exploration and development activities by partnering with junior mining companies in various parts of the world. This potentially provides us with low-cost entry points to increase significantly our reserve base and growth production profile.

Recent Developments
Maintaining financial flexibility and preserving our investment-grade credit profile are important elements of our strategy to resume the Phase II expansion at Bloom Lake. Our strategic emphasis on financial flexibility and our investment-grade credit ratings is driven by recent volatility in iron ore prices and the capital intensive nature of the Phase II expansion combined with the increased mining development costs we expect during construction. We believe that by reducing debt, lowering our dividend to enable investing the majority of our future cash flows in the Phase II expansion, solidifying access to our primary source of liquidity, disposing of non-core assets and refinancing near-term debt maturities, we will be in a strong position to resume the Phase II expansion and accelerate the realization of Bloom Lake's significant earnings potential.
Our Board of Directors recently approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our Board of Directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings.
On February 8, 2013, we received unanimous support from our lenders to suspend the total Funded Debt to EBITDA leverage ratio for all quarterly reporting periods in 2013. Within the amendment we will add temporarily a total capitalization and minimum tangible net worth covenant during these periods. We believe this proactive measure provides financial flexibility as we invest in the Phase II expansion at Bloom Lake and reinforces our commitment to maintaining an investment-grade credit rating. It also demonstrates the favorable relationships and transparency we have with our lenders.
On December 27, 2012, our Board of Directors authorized the sale of our 30 percent interest in the Amapá joint venture located in Brazil. During this process, we made a determination that the value of our Amapá interest needed to be adjusted to reflect the fair value of our investment. Subsequently, we recorded a non-cash impairment charge of $365.4 million in our December 31, 2012 financial statements. By disposing of our interest in Amapá, we eliminated the potential for incurring further losses there and enabled us to focus the investment of future cash flows on the Phase II expansion at Bloom Lake.
On December 6, 2012, we successfully raised $500.0 million dollars in public senior notes with an annual interest rate of 3.95 percent and a maturity date in 2018. We used the net proceeds to pay off $325.0 million in private placement notes, which were higher cost and maturing in 2013 and 2015. We used the remainder of the net proceeds to pay down a portion of our revolving credit facility and term loan.
On November 12, 2012, we announced that we finalized the sale of our 45 percent economic interest in the Sonoma coal mine located in Queensland, Australia to our joint venture partners. We divested our interests in the Sonoma mine along with our ownership of the affiliated wash plant. We received approximately AUD$141.0 million in net cash proceeds upon the close of the transaction.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. Latin American Iron Ore, Ferroalloys and our Global Exploration Group operating segments do not meet the criteria for reportable segments. Sonoma, which was sold in the fourth quarter of 2012, previously was reported through our Asia Pacific Coal operating segment, which did not meet the criteria for a reportable segment.
The U.S. Iron Ore and North American Coal business segments are headquartered in Cleveland, Ohio. The Eastern Canadian Iron Ore business segment has headquarters in Montreal, Quebec, Canada. Our Asia Pacific headquarters is located in Perth, Australia, and our Latin American headquarters is located in Santiago, Chile. In addition, the Ferroalloys and Global Exploration Group operating segments currently are managed from our Cleveland, Ohio location.

Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, which is defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout our Company. Financial information about our segments, including financial information about geographic areas, is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and NOTE 2 - SEGMENT REPORTING included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
U.S. Iron Ore
We are a major global iron ore producer, primarily selling production from U.S. Iron Ore to integrated steel companies in the U.S. and Canada. We manage and operate five iron ore mines located in Michigan and Minnesota. The U.S.-based mines currently have an annual rated capacity of 32.9 million gross tons of iron ore pellet production, representing 57 percent of total U.S. pellet production capacity. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 25.5 million gross tons, representing 44.2 percent of total U.S. annual pellet capacity.
The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. pellet production capacity for each of the respective iron ore producers as of December 31, 2012:

U.S. Iron Ore Pellet
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Gross Tons in Millions)	Percent of Total U.S. Capacity
All Cliffs’ managed mines	32.9	57.0%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	16.0	27.7
Keewatin Taconite	6.0	10.4
Total U.S. Steel	22.0	38.1
ArcelorMittal USA Minorca mine	2.8	4.9
Total other U.S. mines	24.8	43.0
Total U.S. mines	57.7	100.0%
Our U.S. iron ore production generally is sold pursuant to term supply agreements with various price adjustment provisions. For the year ended December 31, 2012, we produced a total of 29.5 million tons of iron ore pellets, including 22.0 million tons for our account and 7.5 million tons on behalf of steel company partners of the mines.
We produce various grades of iron ore pellets, including standard and fluxed, for use in our customers’ blast furnaces as part of the steelmaking process. The variation in grades results from the specific chemical and metallurgical properties of the ores at each mine and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation, in many cases our iron ore pellets can be used interchangeably. Industry demand for the various grades of iron ore pellets depends on each customer’s preferences and changes from time to time. In the event that a given mine is operating at full capacity, the terms of most of our pellet supply agreements allow some flexibility in providing our customers iron ore pellets from different mines.
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
Each of our U.S. Iron Ore mines is located near the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to steelmakers in North America or into the international seaborne market via the St. Lawrence Seaway.
Our U.S. Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by the Army Corp of Engineers due to closure of the Soo Locks and the Welland Canal on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. At December 31, 2012 and 2011, we had approximately 1.3 million and 1.2 million tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.
U.S. Iron Ore Customers
Our U.S. Iron Ore revenues primarily are derived from sales of iron ore pellets to the North American integrated steel industry, consisting of five major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements largely is dependent on customer requirements, and in many cases, we are the sole supplier of iron ore to the customer. Historically, each agreement has contained a base price that is adjusted annually using one or more adjustment factors. Factors that could result in a price adjustment include international iron ore prices, measures of general industrial inflation and steel prices. Additionally, certain of our supply agreements have a provision that limits the amount of price increase or decrease in any given year. In 2010, the world’s largest iron ore producers moved away from the annual international benchmark pricing mechanism referenced in certain of our customer supply agreements, resulting in a shift in the industry toward shorter-term pricing arrangements linked to the spot market. These changes caused us to assess the impact a change to the historical annual pricing mechanism would have on certain of our larger existing U.S. Iron Ore customer supply agreements and resulted in modifications to certain of these agreements for the 2011 contract year. We reached final pricing settlements, which determine the calculation for our customers' prices, with all of U.S. Iron Ore customers by the end of the 2012 contract year.
During 2012, 2011 and 2010, we sold 21.6 million, 24.2 million and 23.0 million tons of iron ore pellets, respectively, from our share of the production from our U.S. Iron Ore mines. The segment’s five largest customers together accounted for a total of 88 percent, 83 percent and 91 percent of U.S. Iron Ore product revenues for the years 2012, 2011 and 2010, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.
Eastern Canadian Iron Ore
Production from our two iron ore mines located in Eastern Canada primarily is sold into the seaborne market to Asian steel producers. The Canadian-based mines currently have an annual rated capacity of 12.8 million tons of iron ore production, comprised of 7.2 million tons of iron ore concentrate and 5.6 million tons of iron ore pellets.

The following chart summarizes the estimated annual pellet and concentrate production capacity and percentage of total Eastern Canadian pellet and concentrate production capacity for each of the respective iron ore producers as of December 31, 2012:

Eastern Canadian Iron Ore Pellet and Concentrate
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Gross Tons in Millions)	Percent of Total Eastern Canadian Capacity
All Cliffs’ managed mines	12.8	26.1%
Other Eastern Canadian mines
Iron Ore Company of Canada	18.0	36.7
ArcelorMittal Mines Canada	16.0	32.6
Other	2.3	4.6
Total other Eastern Canadian mines	36.3	73.9
Total Eastern Canadian mines	49.1	100.0%
Our Eastern Canadian iron ore production is sold pursuant to a mix of short-term pricing arrangements that are linked to the spot market. For the year ended December 31, 2012, we produced a total of 8.5 million metric tons of iron ore pellets and concentrate.
We produce various grades of iron ore pellets, including standard and fluxed, for use in our customers’ blast furnaces as part of the steelmaking process. The grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation. Industry demand for the various grades of iron ore pellets depends on each customer’s preferences and changes from time to time.
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
We produce a concentrate product at our Bloom Lake operation in Eastern Canada that is marketed toward steel producers, predominately based in Asia, that have sintering capabilities at their steel-making operations. The Bloom Lake concentrate is blended with other sinter fines and materials at high temperatures creating a direct charge product used in a blast furnace.
Both Eastern Canadian Iron Ore mines are located near the St. Lawrence Seaway. Our iron ore products are transported via railroads to loading ports for shipment via vessel to steelmakers in North America or into the international seaborne market.
Eastern Canadian Iron Ore Customers
Our Eastern Canadian Iron Ore revenues are derived from sales of iron ore pellets and concentrate to customers in Asia, Europe and North America. Sales volume under the agreements is dependent on customer requirements. We have one major customer for iron ore concentrate and various customers, none of which are considered individually significant, for our iron ore pellets business. Pricing for our Eastern Canadian Iron Ore customers consists of a mix of short-term pricing arrangements that are linked to the spot market.

During 2012, 2011 and 2010, we sold 8.9 million, 7.4 million and 3.3 million metric tons of iron ore pellets and concentrate, respectively, from our Eastern Canadian Iron Ore mines, with the segment’s five largest customers together accounting for a total of 62 percent, 59 percent and 67 percent of Eastern Canadian Iron Ore product revenues, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore operations are located in Western Australia and, as of December 31, 2012, consist solely of our wholly owned Koolyanobbing complex. Our 50 percent equity interest in Cockatoo Island also was included in these operations through September 2012, at which time we completed Stage 3 of mining and sold our interest.
The Koolyanobbing operations serve the Asian iron ore markets with direct-shipped fines and lump ore. The lump products are fed directly to blast furnaces, while the fines products are used as sinter feed. The variation in the two export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of our customers. In September 2010, our Board of Directors approved a capital project at our Koolyanobbing operation, which was completed in the second quarter of 2012, and increased production capacity at Koolyanobbing to approximately 11.0 million metric tons annually. Production in 2012 was 10.7 million metric tons, compared with 8.2 million metric tons in 2011 and 8.9 million metric tons in 2010.
Koolyanobbing is a collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 60 miles separating the three mining areas. Banded iron formations host the mineralization, which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes and, in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together.
Crushing and blending are undertaken at Koolyanobbing, where the crushing and screening plant is located. Once the blended ore has been crushed and screened into a direct lump and fines shipping product, it is transported by rail approximately 360 miles south to the Port of Esperance, via Kalgoorlie, for shipment to our customers in Asia.
Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 1,200 miles north of Perth and is only accessible by sea and air. Cockatoo Island produced a single high-grade iron ore product known as Cockatoo Island Premium Fines, which is almost pure hematite and contains very few contaminants. Ore was mined below the sea level on the southern edge of the island, which was facilitated by a sea wall. Ore was crushed and screened on-site to the final product sizing and the premium fines product was loaded directly to the vessels berthed at the island. Production at Cockatoo Island halted during 2008 due to construction on Stage 3 of the seawall, resumed in the third quarter of 2010 and continued until the completion of Stage 3 mining in September 2012. During 2012, Cockatoo's annual production totaled 0.6 million metric tons of iron ore premium fines, compared with 0.7 million metric tons and 0.4 million metric tons in 2011 and 2010, respectively.
On July 31, 2012, we entered into a definitive asset sale agreement with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. The asset sale agreement was amended on August 31, 2012. On September 7, 2012, Pluton Resources paid, as consideration under the asset sale agreement, a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. With respect to those rehabilitation obligations and assumed liabilities that are inherently attached to the tenements, those obligations and liabilities will transfer automatically to, and be assumed by, Pluton Resources upon registration of each of the tenements in Pluton Resources' name. Since the Government of Western Australia Department of Finance Office of State Revenue has assessed the amount of stamp duty payable by Pluton Resources, registration of the tenements in Pluton Resources' name can occur once the requisite bonds and stamped transfer forms are lodged by Pluton Resources with the Department of Mines and Petroleum. This process is expected to be completed during the first half of 2013. As of December 31, 2012, our portion of the current estimated cost of the rehabilitation is approximately $24 million and will be extinguished upon registration of the tenements in Pluton Resources' name. Cliffs and HWE Cockatoo Pty Ltd. completed the current stage of mining, Stage 3, at Cockatoo Island on September 30, 2012.
Asia Pacific Iron Ore Customers
Asia Pacific Iron Ore’s production is under contract with steel companies primarily in China and Japan. Generally, we have three-year term supply agreements with steel producers in China and five-year supply agreements in Japan for the sale of production from our Koolyanobbing operations. Production from Cockatoo Island was sold under short-term supply agreements with steel producers in China, Japan, Korea and Taiwan that ran to the end of the 2012 production period. The agreements with steel producers in China and Japan account for approximately 88 percent and 9 percent, respectively, of sales volume. Sales volume under the agreements partially is dependent on customer requirements. Pricing for our Asia Pacific Iron Ore customers consist of shorter-term pricing mechanisms of various durations based on the average daily spot prices, with certain pricing mechanisms that have a duration of up to a quarter. The existing contracts are due to expire at the end of 2015 for our Chinese customers and at the end of March 2013 for our Japanese customers.
During 2012, 2011 and 2010, we sold 11.7 million, 8.6 million and 9.3 million metric tons of iron ore, respectively, from our Western Australia mines. No customer comprised more than 10 percent of our consolidated sales in 2012, 2011 or 2010. Asia Pacific Iron Ore’s five largest customers accounted for approximately 44 percent of the segment’s sales in 2012, 50 percent in 2011 and 36 percent in 2010.
North American Coal
We own and operate six metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia that currently have a rated capacity of 9.4 million tons of production annually. In 2012, we sold a total of 6.5 million tons, compared with 4.2 million tons in 2011 and 3.3 million tons in 2010.
Metallurgical coal generally is sold at a premium over the more prevalently mined thermal coal, which generally is utilized to generate electricity. Metallurgical coal receives this premium because of its coking characteristics, which include contraction and expansion when heated, and volatility, which refers to the loss in mass when coal is heated in the absence of air. Coals with lower volatility are valued more highly than coals with a higher volatility.
Each of our North American coal mines are positioned near rail or barge lines providing access to international shipping ports, which allows for export of our coal production.
North American Coal Customers
North American Coal’s metallurgical coal production is sold to global integrated steel and coke producers in Europe, North America, China, India and South America and its thermal coal production is sold to energy companies and distributors in North America and Europe. Approximately 70 percent of our 2012 production and 79 percent of our 2011 production was committed under one-year contracts. At December 31, 2012, approximately 87 percent of our projected 2013 production has been committed under one-year contracts. North American contract negotiations are largely completed, and international contract negotiations recently have begun. The remaining tonnage primarily is pending price negotiations with our international customers, which typically is dependent on settlements of Australian pricing for metallurgical coal. International customer contracts typically are negotiated on a fiscal year basis extending from April 1 through March 31, whereas customer contracts in North America typically are negotiated on a calendar year basis extending from January 1 through December 31.
International and North American sales represented 66 percent and 34 percent, respectively, of our North American Coal sales in 2012. This compares with 54 percent and 46 percent, respectively, in 2011 and 55 percent and 45 percent, respectively, in 2010. The segment’s five largest customers together accounted for a total of 50 percent, 58 percent and 62 percent of North American Coal product revenues for the years 2012, 2011 and 2010, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.

Investments
Amapá
On December 27, 2012, our Board of Directors authorized the sale of our 30 percent interest in Amapá, which consists of an iron ore deposit, a 120-mile railway connecting the mine location to an existing port facility and 71 hectares of real estate on the banks of the Amazon River, reserved for a loading terminal. The remaining 70 percent of Amapá is owned by Anglo. Together with Anglo, we will be selling our respective interest in a 100 percent sale transaction to a single entity, which is expected to close during the first half of 2013.
During 2012, Amapá’s annual production totaled 6.0 million metric tons of iron ore fines, compared with 4.8 million metric tons and 4.0 million metric tons in 2011 and 2010, respectively.
Sonoma
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Upon completion of the transaction on November 12, 2012, we collected approximately AUD $141.0 million in net cash proceeds. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated wash plant, which were previously reported as our Asia Pacific Coal operating segment. Production and sales totaled approximately 2.8 million and 2.9 million metric tons of coal, respectively, through the same completion date. This compares with production and sales of approximately 3.5 million and 3.1 million metric tons in 2011, respectively, and production and sales of approximately 3.5 million metric tons in 2010.
Applied Technology, Research and Development
We have been a leader in iron ore mining and process technology for more than 160 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use of today’s sophisticated computers and global positioning satellite systems, we have been a leader in the application of new technology to the centuries-old business of mineral extraction. Today, our engineering and technical staffs are engaged in full-time technical support of our expanding global operations and improvement of existing products.
We continue to leverage our advanced technical expertise to develop and execute projects that concentrate and process low grade ores into high-quality products for international markets. With a growing international presence, state-of-the-art equipment and experienced technical professionals, we remain on the forefront of mining technology. We have an unsurpassed reputation for our pelletizing technology, delivering a world-class quality product to a broad range of sophisticated end users. We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a frontrunner in the implementation of safe and sustainable technology. Our technical experts are dedicated to excellence and deliver superior technical solutions tailored to our expanding global customer base.
Exploration
Our exploration program is integral to our growth strategy. We have several projects and potential opportunities to diversify our products, expand our production volumes and develop large-scale ore bodies through early involvement in exploration activities. We achieve this by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions. Our global exploration group is led by professional geologists who have the knowledge and experience to identify new projects for future development or projects that add significant value to existing operations. We spent approximately $73.3 million and $48.4 million on exploration activities in 2012 and 2011, respectively.

Concentration of Customers
We had one customer that individually accounted for more than 10 percent of our consolidated product revenue in 2012. In 2011 and 2010, we had one and three customers, respectively, that individually accounted for more than 10 percent of our consolidated product revenue. Total revenue from those customers represented approximately $923.7 million, $1.4 billion, and $1.8 billion of our total consolidated product revenue in 2012, 2011 and 2010, respectively, and is attributable to our U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal business segments. The following represents sales revenue from each of those customers as a percentage of our total consolidated product revenue, as well as the portion of product sales for U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal that is attributable to each of those customers in 2012, 2011 and 2010, respectively:

	Percentage of Total Product Revenue (1)
Customer (2)	2012	2011	2010
ArcelorMittal	17%	21%	19%
Algoma	9	8	11
Severstal	6	5	11
Total	32%	34%	41%

(1) Excluding freight and venture partners’ cost reimbursements.
(2) Includes subsidiaries of each customer.

	Percentage of U.S. Iron Ore Product Revenue (1)			Percentage of Eastern Canadian Iron Ore Product Revenue (1)			Percentage of North American Coal Product Revenue (1)
Customer (2)	2012	2011	2010	2012	2011	2010	2012	2011	2010
ArcelorMittal	32%	38%	31%	9%	10%	15%	5%	7%	28%
Algoma	19	15	21	—	—	—	2	—	2
Severstal	11	8	17	—	4	19	—	—	—
Total	62%	61%	69%	9%	14%	34%	7%	7%	30%

(1) Excluding freight and venture partners’ cost reimbursements.
(2) Includes subsidiaries of each customer.
ArcelorMittal USA
On April 8, 2011, we entered into an Omnibus Agreement with ArcelorMittal USA in order to settle pending arbitrations. The Omnibus Agreement, among other things, amends the Pellet Sale and Purchase Agreement dated December 31, 2002 (the “Supply Agreement”) covering the Indiana Harbor East facility. Under the terms of the settlement, the parties established specific pricing levels for 2009 and 2010 pellet sales and revised the pricing calculation for the remainder of the term of the Supply Agreement. It was also agreed that a world market-based pricing mechanism would be used beginning in 2011 and through the remainder of the contract term covering the Indiana Harbor East facility Supply Agreement. As a result of this new pricing, both parties agreed to forego future price re-openers.
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
Our pellet supply agreements with ArcelorMittal USA that were in place prior to executing the umbrella agreement have again become the basis for supplying pellets to ArcelorMittal USA, which is based on customer requirements, except for the Indiana Harbor East facility, which is based on customer excess requirements. As discussed above, the Omnibus Agreement amended the Supply Agreement covering the Indiana Harbor East facility in April 2011. The following table outlines the expiration dates for each of the respective agreements:

Facility	Agreement Expiration
Cleveland Works and Indiana Harbor West facilities	2016
Indiana Harbor East facility	2015
We also have an agreement with ArcelorMittal's Weirton facility, expiring in 2018; however, it is a non-operational facility.
ArcelorMittal USA is a 62.3 percent equity participant in Hibbing and a 21.0 percent equity partner in Empire with limited rights and obligations. ArcelorMittal was a 28.6 percent participant in Wabush through its subsidiary Dofasco until February 1, 2010, when we acquired the remaining interest in Wabush, including Dofasco’s interest.
In 2012, 2011 and 2010, our U.S. Iron Ore pellet sales to ArcelorMittal USA were 8.6 million, 8.7 million and 9.8 million tons, respectively, and our Eastern Canadian Iron Ore pellet sales to ArcelorMittal USA were 0.7 million, 0.7 million and 0.6 million metric tons, respectively.
Our current North American Coal supply agreements with ArcelorMittal run through December 31, 2013 and are based on an annual tonnage commitment for the 12-month fiscal period. Contracts are renewed annually and priced on a quarterly basis, with pricing generally in line with Australian pricing for metallurgical coal. In 2012, 2011 and 2010, our North American Coal sales to ArcelorMittal were 0.3 million, 0.2 million and 0.8 million tons, respectively.
Algoma
Algoma is a Canadian steelmaker and a subsidiary of Essar Steel Holdings Limited. We have a 15-year term supply agreement under which we are Algoma’s sole supplier of iron ore pellets through 2016. Our annual obligation is limited to 4.0 million tons with an option to supply additional pellets. Historically, pricing under the agreement with Algoma has been based on a formula that includes international pellet prices. During 2010, international pellet prices for blast furnace pellets were redefined through arbitration to use an increase in excess of 95 percent over 2009 prices for seaborne blast furnace pellets. The agreement provides that, in 2011 and 2014, either party may request a price re-opener if prices under the agreement with Algoma differ from a specified benchmark price for the year. We sold 3.2 million, 3.7 million and 3.4 million tons to Algoma in 2012, 2011 and 2010, respectively.

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
On March 31, 2011, Severstal sold its Sparrows Point, Warren and Wheeling facilities to The Renco Group, Inc. The sale of these facilities resulted in the decrease in our sales to this customer as a percentage of our consolidated product revenue in 2012 and 2011 when compared to 2010.
We sold 3.1 million, 3.8 million and 5.3 million tons to Severstal in 2012, 2011 and 2010, respectively.
Competition
Throughout the world, we compete with major and junior mining companies, as well as metals companies, both of which produce steelmaking raw materials, including iron ore and metallurgical coal.
North America
In our U.S. Iron Ore business segment, we primarily sell our product to steel producers with operations in North America. In our Eastern Canadian Iron Ore business segment, we primarily provide our product to the seaborne market for Asian steel producers. We compete directly with steel companies that own interests in iron ore mines, including ArcelorMittal Mines Canada and U.S. Steel Canada Inc., and with major iron ore exporters from Australia and Brazil.
In the coal industry, our North American Coal business segment competes with many metallurgical coal producers of various sizes, including Alpha Natural Resources, Inc., Patriot Coal Corporation, CONSOL Energy Inc., Arch Coal, Inc., Walter Energy, Inc., Peabody Energy Corp. and other producers located in North America and globally.
A number of factors beyond our control affect the markets in which we sell our iron ore and coal. Continued demand for our iron ore and coal and the prices obtained by us primarily depend on the consumption patterns of the steel industry in China, the U.S. and elsewhere around the world, as well as the availability, location, cost of transportation and competing prices. Coal consumption patterns primarily are affected by demand, environmental and other governmental regulations and technological developments. The most important factors on which we compete are delivered price, coal quality characteristics such as heat value, sulfur, ash, volatile matter and moisture content and reliability of supply. Metallurgical coal, which primarily is used to make coke, a key component in the steelmaking process, generally sells at a premium over thermal coal due to its higher quality and value in the steelmaking process.
Asia Pacific
In our Asia Pacific Iron Ore business segment, we export iron ore products to China and Japan in the world seaborne trade. In the Asia Pacific marketplace, we compete with major iron ore exporters from Australia, Brazil and India. These include Anglo, BHP Billiton, Fortescue Metals Group Ltd., Rio Tinto plc and Vale, among others.
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
Environmental issues and their management continued to be an important focus at each of our operations throughout 2012. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $31 million, $36 million and $21 million, in 2012, 2011 and 2010, respectively. It is estimated that capital expenditures for environmental improvements will total approximately $87 million in 2013. Estimated expenditures in 2013 are comprised of approximately $60 million for projects at our Eastern Canadian Iron Ore operations, $19 million for projects in our U.S. Iron Ore operations and $8 million in our North American Coal operations for various water treatment, air quality, (dust) control, selenium management, tailings management and other miscellaneous environmental projects.
Regulatory Developments
Various governmental bodies continually are promulgating new or amended laws and regulations that affect our Company, our customers and our suppliers in many areas, including waste discharge and disposal, the classification of materials and products, air and water discharges and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations reasonably would be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.
Specifically, there are several notable proposed or potential rulemakings or activities that could potentially have a material adverse impact on our facilities in the future depending on their ultimate outcome: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, Cross State Air Pollution Rule, Increased Administrative and Legislative Initiatives Related to Coal Mining Activities, Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy, and Selenium Discharge Regulation.
Climate Change and GHG Regulation
With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our significant risks for the future is mandatory carbon legislation. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes presents a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon regulation presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change. We are continuing to review the physical risks related to climate change utilizing a formal risk management process.
Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure and politics. We expect that momentum to extend carbon regulation following the expiration in 2012 of the first commitment period under the Kyoto Protocol will continue. Australia, Canada and Brazil are all signatories to the Kyoto Protocol. As such, our facilities in each of these countries are impacted by the Kyoto Protocol, but in varying degrees according to the mechanisms each country establishes for compliance and each country’s commitment to reducing emissions. Australia and Canada are considered Annex 1 countries, meaning that they are obligated to reduce their emissions under the Protocol. In contrast, Brazil is not an Annex 1 country and is, therefore, not currently obligated to reduce its GHG emissions. The impact of the Kyoto Protocol on our Canadian operations recently has been brought into question by the December 2011 announcement by the Canadian

Environment Minister that Canada would withdraw from the Kyoto Protocol and, furthermore, that Canada would repeal its Kyoto Protocol Implementation Act.
On December 15, 2011, Quebec issued final GHG cap-and-trade regulation based on the Western Climate Initiative guidelines that become effective January 1, 2013. The Quebec GHG emission reduction objective is to reduce GHG emissions by 20 percent below 1990 levels by 2020 (Phase 1). The mining and utility sectors, among others, are sectors included in the cap-and-trade program. The Quebec framework has provisions for “free” allocations for our sector, which will minimize the impact to our business. The estimated direct impact to our Eastern Canadian Iron Ore operations begin at $1 million per year in 2013 and escalate to an estimated $3 million per year in 2020 (Phase 1 of the GHG cap-and-trade program). Additional indirect “pass-through” financial impacts related to energy rates and transportation fuel consumption are estimated to increase our exposure; however, the overall impact is not anticipated to have a material impact on our business.
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
We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility and methane reduction; and business opportunities associated with new products and technology.
We have worked proactively to develop a comprehensive, enterprise-wide GHG management strategy aimed at considering all significant aspects associated with GHG initiatives to plan effectively for and manage climate change issues, including the risks and opportunities as they relate to the environment, stakeholders, including shareholders and the public, legislative and regulatory developments, operations, products and markets.
Regional Haze
In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states to establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas. Among the states with Class I areas are Michigan, Minnesota, Alabama and West Virginia in which we currently own and manage mining operations. The first phase of the regional haze rule (2008-2018) requires analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into SIPs.
Minnesota submitted a regional haze SIP to EPA on December 30, 2009 and a supplement to the SIP on May 8, 2012. Michigan submitted its regional haze SIP to EPA on November 5, 2010. During the second quarter of 2012, EPA also sent information requests to all taconite facilities requesting information on SO2 and NOx emissions and control technology assessments. On June 12, 2012, the EPA approved revisions to the

Minnesota SIP addressing regional haze, but also announced it was deferring action on emission limitations that Minnesota intended to represent BART for taconite facilities. On August 15, 2012, EPA proposed to disapprove the Michigan and Minnesota taconite SIP BART determinations and simultaneously proposed a separate FIP for taconite facilities. During the comment period for the proposed FIP rule, the taconite industry and other stakeholders developed detailed comments and shared information to address furnace specific case-by-case circumstances. On January 15, 2013, the EPA signed the final FIP for taconite facilities. The final FIP reflects progress toward a more technically and economically feasible regional haze implementation plan and eliminates the need for investing in additional SO2 emission control equipment. However, we remain concerned about the technical and economic feasibility of EPA's BART determination for NOx emissions and are conducting detailed engineering analysis to determine the impact of the regulations on each unique iron ore indurating furnace affected by this rule. The results of this analysis will guide further dialogue with the EPA regarding our implementation of the regional haze FIP requirements.
NO2 and SO2 National Ambient Air Quality Standards
During the first half of 2010, the EPA promulgated rules that require states to use a combination of air quality monitoring and computer modeling to determine areas of each state that are in attainment with new NO2 and SO2 standards (attainment areas) and those areas that are not in attainment with such standards (nonattainment areas). During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. The NO2 and SO2 standards have been challenged by various large industry groups. Accordingly, at this time, we are unable to predict the final impact of these standards. During June 2011, our Minnesota iron ore mining operations received a request from the MPCA to develop modeling and compliance plans and timelines by which each facility will demonstrate compliance with present and proposed NAAQS as well as regional haze requirements outlined in the State SIP. Compliance must be achieved by June 30, 2017. We continue to assess options by which to achieve compliance.
Cross State Air Pollution Rule
On July 6, 2011, the EPA promulgated the CSAPR, which was intended to be an emissions trading rule for SO2 and NOx. Northshore's Silver Bay Power Plant would have been subject to this rule, and Minnesota elected to follow EPA guidance allowing CSAPR to stand as BART. CSAPR was vacated by the D.C. Circuit Court during the third quarter of 2012. Although the CSAPR requirements were vacated, this will result in Silver Bay Power Unit 2 again being subject to a site-specific BART determination under the regional haze rule that, in 2008, included application of control equipment to reduce SO2 and NOx. Minnesota has yet to re-evaluate BART determinations for Minnesota facilities that would have been subject to CSAPR, but emission reductions of some form are likely. We presently are re-evaluating compliance options in light of this rule change.
Increased Administrative and Legislative Initiatives Related to Coal Mining Activities
Although the focus of significantly increased government activity related to coal mining in the U.S. is generally targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices, these initiatives have the potential to impact all types of coal operations, including subsurface longwall mining typically deployed for recovering metallurgical coal. Specifically, the coordinated efforts by various federal agencies to minimize adverse environmental consequences of mountaintop mining have effectively stopped issuance of new permits required by most mining projects in Appalachia. Due to the developing nature of these initiatives and their potential to disrupt even routine necessary mining and water permit practices in the coal industry, we are unable to predict whether these initiatives could have a material effect on our coal operations in the future. We are working closely with our trade associations to monitor the various rulemaking developments in an effort to enable us to develop viable strategies to minimize the financial impact to the business.

Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy
TMDL regulations are contained in the Clean Water Act.  As a part of Minnesota's Mercury TMDL Implementation Plan, in cooperation with the MPCA, the taconite industry developed a Taconite Mercury Reduction Strategy and signed a voluntary agreement to effectuate its terms.  The strategy includes a 75 percent target reduction of mercury air emissions from Minnesota pellet plants collectively by 2025.  It recognizes that mercury emission control technology currently does not exist and will be pursued through a research effort.  Any developed technology must be economically feasible, must not impact pellet quality, and must not cause excessive corrosion in pellet furnaces, associated duct work and existing wet scrubbers on the furnaces.
According to the voluntary agreement, the mines proceeded with medium- and long-term testing of possible technologies.  In 2010 initial testing will be completed on one straight-grate and one grate-kiln furnace among the mines.  If technically and economically feasible, developed mercury emission control technology must then be installed on taconite furnaces by 2025.  For us, the requirements in the voluntary agreement will apply to the United Taconite and Hibbing facilities.  At this time, we are unable to predict the potential impacts of the Taconite Mercury Reduction Strategy.  However, a number of research projects were conducted during 2011-2012 as the industry continues to assess options for reduction.  Injection of powdered activated carbon into furnace off-gasses for mercury capture in the wet scrubbers showed positive results and will be tested further during 2013.
Selenium Discharge Regulation
In West Virginia, selenium discharge limits became effective on April 5, 2010. Our North American Coal segment has several permitted outfalls that have, or are expected to have, selenium limits. We successfully have implemented solutions that manage the discharge of selenium in several of our outfalls and are optimistic regarding strategies being developed for the remaining outfalls. While not all of our strategies are in place, we do not believe this issue is likely to result in material impacts to North American Coal.
In Michigan, the MDEQ issued renewed NPDES permits for our Empire mine in December 2011 and for our Tilden mine in 2012. Our Michigan operations at Empire and Tilden are developing compliance strategies to meet new selenium process water limits according to the permit conditions. Empire and Tilden submitted the Selenium Storm Water Management Plan to the MDEQ on December 22, 2011. The Selenium Storm Water Management Plan outlines the activities that will be undertaken from 2011 to 2015 to address selenium in storm water discharges from our Michigan operations. The activities include the evaluation of structural controls, non-structural controls, site specific standards and evaluation of potential impacts to groundwater. Preliminary selenium treatability results from studies in 2011 were positive for the utilization of treatment systems. A pilot treatment system was installed during the third quarter of 2012 with good initial results, but evaluation work continues. An initial estimate for full scale implementation of stormwater treatment systems and structural selenium controls at both facilities is $35 million and is expected to be implemented over the next five-year period.
Tilden's NPDES permit renewal became effective on November 1, 2012.  The permit contains a compliance schedule for selenium with a limit of five µg/l that will be effective November 1, 2017 at Tilden's Gribben Tailings Basin outfall.  Preliminary engineering for end-of-pipe solutions indicates capital costs could range from $23 million to $103 million with annual operating and maintenance costs of $10 million.  Tilden has initiated a prudent and feasible alternatives analysis to further define solutions and cost estimates with the requirement of completing pilot testing by May 1, 2015.

Other Developments
Clean Water Act Section 404
In the U.S., Section 404 of the Clean Water Act requires permits from the U.S. Army Corps of Engineers to construct mines and associated projects, such as freshwater impoundments and refuse disposal fills, in areas that affect jurisdictional waters. Any coal mining activity requiring both a Section 404 permit and a SMCRA permit in the Appalachian region currently undergoes an enhanced review from the Army Corps of Engineers, the EPA and the Office of Surface Mining. With the acquisition of the CLCC properties during the third quarter of 2010, we obtained a development surface coal mine project, the Toney Fork No. 3, which is subject to the enhanced review process adopted by federal agencies in 2009 for Section 404 permitting. There currently are two proposed valley fills in the Toney Fork No. 3 plan; therefore, an extensive review process can be expected. We expect on-going negotiations with the EPA will conclude with the issuance of the required Section 404 permit well before construction of the mine is scheduled. The other development surface mine project acquired through the acquisition of CLCC, Toney Fork West, does not require Section 404 permitting. The renewal date for the existing Toney Fork No. 2 permit is May 28, 2015.
For additional information on our environmental matters, refer to Item 3. Legal Proceedings and NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Energy
Electricity
WE Energies is the sole supplier of electric power to our Empire and Tilden mines. It currently provides 300 megawatts of electricity to Empire and Tilden at rates that are regulated by the MPSC. The Empire and Tilden mines are subject to changes in WE Energies’ rates, such as base interim rate changes that WE Energies may self-implement and final rate changes that are approved by the MPSC in response to applications filed by WE Energies. These procedures have resulted in several rate increases since 2008, when Empire and Tilden’s special contracts for electric service with WE Energies expired. Additionally, Empire and Tilden are subject to frequent changes in WE Energies’ power supply adjustment factor.
Electric power for the Hibbing and United Taconite mines is supplied by Minnesota Power. On September 16, 2008, the mines finalized agreements with terms from November 1, 2008 through December 31, 2015. The agreements were approved by the MPUC in 2009.
Silver Bay Power Company, a wholly owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s energy requirements. Silver Bay Power has an interconnection agreement with Minnesota Power for backup power when excess generation is necessary.
Wabush has a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows an interchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operations and Bloom Lake operations in Quebec are served by Quebec Hydro, which provides power under non-negotiated rates that are set on an annual basis.
The Oak Grove mine and Concord Preparation Plant are supplied electrical power by Alabama Power under a five-year contract that continues in effect until terminated by either party providing written notice to the other in accordance with applicable rules, regulations and rate schedules. Rates of the contract are subject to change during the term of the contract as regulated by the APSC.
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
CLCC is also supplied electrical power by Appalachian Power under two contracts. Both of these contracts are under Large Capacity Power Subtrans, Code 388.
Koolyanobbing and its associated satellite mines draw power from independent diesel-fueled power stations and generators. Diesel power generation capacity has been installed at the Koolyanobbing operations.
Process Fuel
We have a long-term contract providing for the transport of natural gas on the Northern Natural Gas Pipeline for our U.S. Iron Ore operations. Our Pinnacle and Oak Grove Coal operations also use natural gas, but purchase it through their local regulated utility, Mountaineer Gas and Alabama Gas Co., respectively. At U.S. Iron Ore, the Empire and Tilden mines have the capability of burning natural gas, coal or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and petroleum coke. Although all of the U.S. iron ore mines have the capability of burning natural gas, the pelletizing operations for the U.S. iron ore mines utilize alternate fuels when practicable. At Eastern Canadian Iron Ore, the Wabush mine has the capability to burn bunker fuel, stove and furnace oils and coke breeze and the Bloom Lake mine has the ability to burn stove and furnace oils. Our Eastern Canadian Iron Ore process fuel is primarily supplied by Imperial Oil, a subsidiary of Exxon Mobil, through long-term contracts.
Employees
As of December 31, 2012, we had a total of 7,589 employees.

	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (3)	North American Coal	Asia Pacific Iron Ore (3)	Corporate& Support Services	Other (2)	Total
Salaried	715	459	406	216	591	34	2,421
Hourly	2,976	956	1,210	—	—	26	5,168
Total	3,691	1,415	1,616	216	591	60	7,589

(1) Includes our employees and the employees of the U.S. Iron Ore joint ventures.
(2) Includes the employees in our Latin American Iron Ore, Ferroalloys operating segments and our Global Exploration Group with the exception of contracted mining employees.
(3) Excludes contracted mining employees.
As of December 31, 2012, approximately 85.8 percent of our U.S. Iron Ore hourly employees, approximately 57.4 percent of our Eastern Canadian Iron Ore hourly employees and approximately 67.0 percent of our North American Coal hourly employees were covered by collective bargaining agreements. In addition, our hourly employees at Bloom Lake, which is part of our Eastern Canadian Iron Ore operating segment, recently recognized the USW as their representative and the Company is in process of negotiating an initial collective bargaining agreement with the USW that will cover those employees.
Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW. We entered into a 37-month labor contract, effective September 1, 2012 through September 30, 2015, that covers approximately 2,400 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota. Employees at our Northshore operations are not represented by a union and are not, therefore, covered by a collective bargaining agreement.
Hourly employees at our Eastern Canadian Iron Ore operations, excluding Bloom Lake, also are represented by the USW. The five-year labor agreement for our Wabush mine, effective March 1, 2009 through February 28, 2014, provides for a 15 percent increase in labor costs over the term of the agreement, inclusive of benefits. As noted above, the Company is in the process of negotiating a new agreement with the USW that will cover hourly employees at Bloom Lake.
Hourly employees at our Lake Superior and Ishpeming railroads are represented by seven unions covering approximately 120 employees. These employees negotiate under the Railway Labor Act and the moratorium on bargaining expired on December 31, 2009. We have currently reached labor agreements with six of these unions and we are continuing to renegotiate with the remaining union. Bargaining with these unions normally proceeds long after the moratorium on bargaining expires. Work stoppages cannot occur until the parties have mediated under the Railway Labor Act and that process has not occurred.
Hourly production and maintenance employees at our Pinnacle Complex and Oak Grove mines are represented by the UMWA. We entered into collective bargaining agreements with the UMWA effective July 1, 2011 that expire on December 31, 2016. Those collective bargaining agreements are identical in all material respects to the NBCWA of 2011 between the UMWA and the Bituminous Coal Operators’ Association. Employees at our CLCC operations are not represented by a union and are not, therefore, covered by a collective bargaining agreement.
Employees at our Asia Pacific Iron Ore, Corporate & Support Services, Latin American Iron Ore, Ferroalloys operations and our Global Exploration Group are not represented under collective bargaining agreements.
Safety
Safety is our primary core value as we continue towards a zero incident culture at our operating facilities.  We continuously monitor, track and measure our safety performance and make changes where necessary.  Best practices are shared globally to ensure each mine site can embed our policies, procedures and learnings for enhanced workplace safety.
We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide TRIR. During 2012, our TRIR (including contractors) was 2.48 per 200,000 man-hours worked.
Refer to Exhibit 95 Mine Safety Disclosures for mine safety information required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection.
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
We also make available, free of charge on our website, the charters of the Audit Committee, Governance and Nominating Committee, Compensation and Organization Committee and Strategy and Sustainability Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct & Ethics adopted by our Board of Directors. These documents are available through our investor relations page on our website at ir.cliffsnaturalresources.com. The SEC filings are available by selecting “Financial Information” and then “SEC Filings,” material and corporate governance is available by selecting “Corporate Governance” for the Board Committee Charters, operational governance guidelines and the Code of Business Conduct and Ethics.
References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Form 10-K.
Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:
Cliffs Natural Resources Inc.
Investor Relations
200 Public Square
Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of February 12, 2013. Unless otherwise noted, all positions indicated are or were held with Cliffs Natural Resources Inc.

Name	Age	Position(s) Held
Joseph A. Carrabba	60	Chairman of the Board (May 2007-present); Chief Executive Officer (Sept. 2006 to present); and President (May 2005-present)
Laurie Brlas	55
Executive Vice President (2008-present); President, Global Operations (Oct. 2012-present); Chief Financial Officer (2006 to Oct. 2012); Executive Vice President, Finance and Administration (July 2012-Oct 2012); Senior Vice President (Dec. 2006-2007); and Treasurer (Dec. 2006-2007)

Donald J. Gallagher	60
Executive Vice President (2006-present); President - Global Commercial (Jan. 2011-present); President, North American Business Unit (Nov. 2007-Jan. 2011); President, North American Iron Ore (July 2006-Nov. 2007); Chief Financial Officer (2003-2006); Treasurer (2003-2006); and Senior Vice President (2003-2005)

P. Kelly Tompkins	56
Executive Vice President, Legal, Government Affairs and Sustainability (May 2010-present); Chief Legal Officer (Jan. 2011-Jan. 2013); President, Cliffs China (Oct. 2012-present); and Executive Vice President and Chief Financial Officer of RPM International Inc., a specialty coatings and sealants manufacturer (June 2008-May 2010)

David B. Blake	44
Senior Vice President, Operations, North American Iron Ore (March 2009-present); Vice President, Operations, North American Iron Ore (Nov. 2007-March 2009); and General Manager, Michigan Operations (Nov. 2005 to Nov. 2007)

William C. Boor	46	Senior Vice President, Global Ferroalloys (Jan. 2011-present); President - Ferroalloys (May 2010-Jan. 2011); and Senior Vice President, Business Development (May 2007-May 2010)
Terrence R. Mee	42
Senior Vice President, Global Iron Ore and Metallic Sales (Jan. 2011-present); Vice President, Sales and Transportation (Sept. 2007-Jan. 2011); and General Manager-Sales and Traffic (Aug. 2003-Sept. 2007)

James Michaud	57
Senior Vice President, Human Resources (Jan. 2011-present); Chief Human Resource Officer (Oct. 2012-present); Vice President, Human Resources (Sept. 2010-Jan. 2011); Partner at Laurus Strategies, human resources consulting company (Feb. 2009-Sept. 2010); and Vice President Human Resources-Americas for ArcelorMittal, a steel company engaged in the production and marketing of finished and semi-finished steel and stainless steel products (March 2006-Oct. 2008)

Terrance M. Paradie	44
Senior Vice President (Jan. 2011-present); Chief Financial Officer (Oct. 2012-present); Assistant General Manager-Michigan Operations (March 2012-Sept. 2012); Corporate Controller (Oct. 2007-March 2012); Chief Accounting Officer (July 2009-March 2012); and Vice President (Oct. 2007-Jan. 2011)

Steven M. Raguz	45
Senior Vice President, Corporate Strategy and Communications & Chief Strategy Officer (Oct. 2012-present); Senior Vice President, Corporate Strategy (Jan. 2011-Oct. 2012); Treasurer (Oct. 2007-Oct. 2012); Vice President, Corporate Strategy (Aug. 2010-Jan. 2011); Vice President, Corporate Planning & Analysis (Oct. 2007-Aug. 2010); and Vice President, Financial Planning and Strategic Analysis (March 2007-Oct. 2007)

Clifford Smith	53
Senior Vice President, Global Business Development (Jan. 2011-present); Vice President, Latin American Operations (Sept. 2009-Jan. 2011); General Manager-Business Development (Oct. 2006-Sept. 2009); and Vice President and General Manager of Tilden Mine, Empire Mine, and Lake Superior and Ishpeming railroad (April 2004-Sept. 2006)

Duke D. Vetor	54
Senior Vice President, Global Operations Services (July 2011-present); Senior Vice President, North American Coal (Nov. 2007-July 2011); Vice President-Operations-North American Iron Ore (July 2006-Nov. 2007); and General Manager of Safety and Operations Improvement (Dec. 2005-July 2006)

David Webb	55
Senior Vice President, Global Coal (July 2011-present); and Vice President and General Manager of Mid-West Operations for Patriot Coal Corp., a producer of thermal and metallurgical coal (2007-June 2011)

Carolyn E. Cheverine	50
Vice President and General Counsel (Jan. 2013-present); Secretary (Oct. 2011-present); General Counsel-Corporate Affairs (Oct. 2011-Jan. 2013); and Senior Counsel of The Lubrizol Corporation, a lubricant additives and specialty chemicals manufacturer (2002-Oct. 2011)

Timothy K. Flanagan	35
Vice President, Corporate Controller & Chief Accounting Officer (March 2012-present); Assistant Controller (Feb. 2010-March 2012); Director, Internal Audit (April 2008-Feb. 2010); and Senior Manager for Protiviti, a global consulting firm specializing in business and risk consulting and internal audit (May 2003-April 2008)

All executive officers serve at the pleasure of the Board. There are no arrangements or understandings between any executive officer and any other person pursuant to which an executive officer was selected to be an officer of the Company. There is no family relationship between any of our executive officers, or between any of our executive officers and any of our directors.

Item 1A.	Risk Factors
An investment in our common shares or other securities is subject to risk inherent to our business and our industry. Described below are certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. Before making an investment decision, you should consider carefully all of the risks described below together with the other information included in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, practices and procedures aimed to mitigate these risks, uncertainties may nevertheless impair our business operation. This report is qualified in its entirety by these factors.
Our ERM function provides a framework for management's consideration of risk when making strategic, financial, operational and/or project decisions. The framework is based on ISO 31000, an internationally recognized risk management standard. Management uses a consistent methodology to identify and assess risks, determine and implement risk mitigation actions, and monitor and communicate information about the Company's key risks. Through these processes, we have identified six categories of risk that we are subject to: (I) economic and market, (II) regulatory, (III) financial, (IV) operational, (V) development and sustainability, and (VI) human capital. The following risk factors are presented according to these key risk categories.

I.	ECONOMIC AND MARKET RISKS
The stability of commodity prices, namely iron ore and coal, affects our ability to generate revenue, maintain stable cash flow and to fund our operations, including growth and expansion.
As a mining company, our ability to generate revenue and, in turn, profitability is dependent upon the price of the commodities that we sell to our customers, namely iron ore and coal. The commodity prices of iron ore and coal have experienced significant fluctuations over the last two years. Our results during 2011 were driven by increased steel production, higher demand and rising prices. By comparison, during 2012, steel inventories were high, international demand for steel, particularly in China, the world's largest producer of steel, was abating and, as a result, demand and prices for iron ore declined. For example, during the third quarter compared to the second quarter of 2012, the Platts 62 percent Fe fines price declined 19.9 percent to an average of $113 per ton for the three months ended September 30, 2012 and the Platts pricing decreased 23.1 percent to an average of $130 per ton for the 12 months ended December 31, 2012. This trend may continue and our earnings, therefore, may fluctuate with the prices of the commodities we sell. To the extent that the prices of these commodities significantly decline, for an extended period of time, it could affect adversely our ability to generate revenues, which, in turn, could affect our financial condition, cash flow and results of operations. Reduced revenues from lower commodity prices also could affect our ability to fund growth and expansion projects. These factors could have a material adverse affect on us.
Uncertainty or weaknesses in global economic conditions and reduced economic growth in China could affect adversely our business.
The world prices of iron ore and coal are influenced strongly by international demand and global economic conditions. Uncertainties or weaknesses in global economic conditions, including the ongoing sovereign debt crisis in Europe and the U.S. debt ceiling, could affect adversely our business and negatively impact our financial results. In addition, the current level of international demand for raw materials used in steel production is driven largely by industrial growth in China. If the economic growth rate in China slows for an extended period of time, or if another global economic downturn were to occur, we would likely see decreased demand for our products and decreased prices, resulting in lower revenue levels and decreasing margins. We are not able to predict whether the global economic conditions will continue or worsen and the impact it may have on our operations and the industry in general going forward.
Capacity expansions within the mining industry could lead to lower global iron ore and coal prices, impacting our profitability.
During 2012, continued global growth of iron ore and coal demand, particularly from China, resulted in the major iron ore and metallurgical coal suppliers announcing plans to increase their production capacity.  We expect the supply of both iron ore and metallurgical coal to increase due to these expansions, which, based on those suppliers' project-completion estimates, will be an upward trend that will continue through 2016.  In the current iron ore and coal markets, an increase in our competitors' capacity could result in excess supply of these commodities, resulting in downward pressure on prices.  This decrease in pricing would adversely impact our sales, margins and profitability.

If steelmakers use methods other than blast furnace production to produce steel or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore and coal products may decrease.
Demand for our iron ore and coal products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that do not require iron ore products, such as scrap steel. North American steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers' use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore and coal products, demand for our iron ore and coal products will decrease, which would affect adversely our sales, margins and profitability.
Due to economic conditions and volatility in commodity prices, our customers could approach us about our supply agreements. Modifications to our supply agreements could potentially be made due to such volatility, which could impact adversely our sales, margins, profitability and cash flows.
Although we have contractual commitments for sales in our U.S. Iron Ore and Eastern Canadian Iron Ore business for 2013 and beyond, the uncertainty in global economic conditions may adversely impact the ability of our customers to meet their obligations. As a result of such market volatility, our customers could approach us about modifying our supply agreements. Any modifications to our supply agreements could adversely impact our sales, margins, profitability and cash flows. These discussions or potential actions by our customers could also result in contractual disputes, which could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes could impact adversely our sales, margins, profitability and cash flows.

II.	REGULATORY RISKS
We are subject to extensive governmental regulation, which imposes, and will continue to impose, significant costs and liabilities on us. Future laws and regulation or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce iron ore and coal products.
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Act, and costs associated with complying with the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 and the regulations promulgated thereunder. In addition, we are subject to various federal, provincial, state and local laws and regulations in each jurisdiction in which we have operations for employee health and safety, air quality, water pollution, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the effects that mining has on groundwater quality and availability, and related matters. Numerous governmental permits and approvals are required for our operations. We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Compliance with the complex and extensive laws and regulations that we are subject to imposes substantial costs, which we expect will continue to increase over time because of increased regulatory oversight, adoption of increasingly stringent environmental standards, and increased demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors.
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers that may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs, depending on their ultimate outcome. These proposed or recently enacted rules and regulations include: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, increased administrative and legislative initiatives related to coal mining activities, the Minnesota Mercury Total Maximum Daily Load Implementation and Selenium Discharge Regulation. Such new legislation, regulations or orders, when enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.
Our operations currently use and have used in the past, hazardous materials, and, from time to time, we have generated limited quantities of hazardous waste. We may be subject to claims under federal, provincial, state and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, sediments, groundwater and other natural resources. Such claims for damages and reclamation may arise out of current or former conditions at sites that we own or operate currently, as well as sites that we or our acquired companies have owned or operated, and at contaminated sites that have always been owned or operated by our joint-venture parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.
We also could be held liable for any and all consequences arising out of human exposure to hazardous substances used, released, or disposed of by us or other environmental damage, including damage to natural resources. In particular, we and certain of our subsidiaries are involved in various claims relating to the exposure of asbestos and silica to seamen who sailed on the Great Lakes vessels formerly owned and operated by certain of our subsidiaries. The full impact of these claims continues to be unknown. Uncertainty also remains as to whether insurance coverage will be sufficient and whether other defendants named in these claims will be able to fund any costs arising out of these claims.
Environmental impacts as a result of our operations, including exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect our margins, cash flow or profitability.
We may be unable to obtain and renew permits necessary for our operations, which could reduce our production, cash flows and profitability. We also could face significant permit and approval requirements that could delay our commencement or continuation of exploration and production operations, which, in turn, could affect materially our cash flows and profitability.
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
Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with coal and iron ore mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical, possibly precluding the continuance of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens' lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities. Such inefficiencies would likely reduce our production, cash flows and profitability.

Our North American coal operations are subject to increasing levels of regulatory oversight making it more difficult to obtain and maintain necessary operating permits.
The current political and regulatory environment in the U.S. is disposed negatively toward coal mining, with particular focus on certain categories of mining such as mountaintop removal techniques. Therefore, our coal mining operations in North America are subject to increasing levels of scrutiny. U.S. regulatory efforts targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices have impacted all types of coal operations. These regulatory initiatives could cause material impacts, delays, or disruptions to our coal operations due to our inability to obtain new or renewed permits or modifications to existing permits.
Underground mining is subject to increased safety regulation and may require us to incur additional compliance costs.
Recent mine disasters have led to the enactment and consideration of significant new federal and state laws and regulations relating to safety in underground coal mines. These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self-rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training. Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations have been implemented. These new laws and regulations may cause us to incur substantial additional costs, which may impact adversely our results of operations, financial condition or profitability.
We may face potential liability exposure arising out of sites we own, but do not conduct operations. To the extent we are a responsible party, these costs may be material.
We are subject to a variety of potential liability exposures arising at certain sites where we do not currently conduct operations. These sites include sites where we formerly conducted iron ore and/or coal mining or processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not be material.

III.	FINANCIAL RISKS
A substantial majority of our sales are made under term supply agreements to a limited number of customers that contain price-adjustment clauses that could affect adversely the stability and profitability of our operations.
In 2012, a majority of our U.S. Iron Ore and Eastern Canadian Iron Ore sales, the majority of our North American Coal sales, and virtually all of our Asia Pacific Iron Ore sales were made under term supply agreements to a limited number of customers. In 2012, five customers together accounted for approximately 59 percent of our U.S. Iron Ore, Eastern Canadian Iron Ore, and North American Coal product sales revenues (representing more than 43 percent of our consolidated revenues). For North American Coal, prices typically are agreed upon for a 12-month period and typically are adjusted each year. Our Asia Pacific Iron Ore contracts expire in 2015 for Chinese customers and 2013 for Japanese customers. Our U.S. Iron Ore contracts have an average remaining duration of four years. We have one major customer contract for the life of the mine with the remaining contracts set to expire no later than 2014 for our Eastern Canadian Iron Ore contracts. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.
Our U.S. Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow us to adjust the prices under those agreements generally on an annual basis. Several of our Eastern Canadian Iron Ore customers have multi-year pricing arrangements that contain pricing adjustments that reference certain published market prices for iron ore. During the first quarter of 2010, the world's largest iron ore producers moved away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. The change in the international pricing system has, in most instances, required that our sales contracts be modified to take into account the new international pricing methodology. We finalized shorter-term pricing arrangements with our Asia Pacific Iron Ore customers. We reached final pricing settlements with all of our U.S. Iron Ore customers by the end of 2012.
Changes in credit ratings issued by nationally recognized statistical rating organizations could affect adversely our cost of financing and the market price of our securities.
Credit rating agencies could downgrade our ratings (which currently are deemed “investment grade” levels) either due to our capital structure, factors specific to our business, a prolonged cyclical downturn in the mining industry, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. There can be no assurance that we will maintain our current ratings. Any decline in our credit ratings, including a loss of investment-grade status, could result in an increase in our cost of funds, limit our access to the capital markets, trigger additional collateral or funding requirements, decrease the number of investors and counterparties that are willing to lend to us, significantly harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms and have an adverse effect on the market price of our securities.
We rely on our joint venture partners in our mines to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.
We co-own and manage three of our five U.S. Iron Ore mines and one of our two Eastern Canadian Iron Ore mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal, U.S. Steel Canada Inc., and WISCO. We also own, though a sale is pending, a minority interest in a mine located in Brazil that we do not manage. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore that each joint venture produces. Our U.S. Iron Ore and Eastern Canadian Iron Ore joint venture partners are also our customers. If one or more of our joint venture partners fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations, including significant capital contribution, pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs; reclamation and other environmental costs; and the costs of terminating long-term obligations, including energy and shipping contracts and equipment leases.
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
We may not be able to obtain fair value when divesting assets or businesses.
When we divest assets or businesses, we may not be able to obtain the carrying value or fair value of these assets, which potentially could have a material adverse impact on our results of operations and shareholders' equity. Also, if we were to sell a percentage of a business, there are risks of a joint venture relationship as noted in the risk factor above.

Our ability to collect payments from our customers depends on their creditworthiness.
Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. With respect to our Asia Pacific and Eastern Canadian Iron Ore business units, payment typically is received as the products are shipped and much of the product is secured by bank letters of credit. By contrast, in our U.S. Iron Ore business unit, generally, we deliver iron ore products to our customers' facilities in advance of payment for those products. Under this practice for our U.S. customers, title and risk of loss with respect to U.S. Iron Ore products does not pass to the customer until payment for the pellets is received; however, there is typically a period of time in which pellets, for which we have reserved title, are within our customers' control.
Consolidations in some of the industries in which our customers operate have created larger customers. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Customers in other countries may be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls, and local, economic and political conditions. Downturns in the economy and disruptions in the global financial markets in recent years have affected the creditworthiness of our customers from time to time. The extreme market disruption in 2008, among other things, severely limited liquidity and credit availability. Some of our customers are highly leveraged. If the current economic conditions worsen or prolonged global, national or regional economic recession conditions return, it is likely to impact significantly the creditworthiness of our customers and could, in turn, increase the risk we bear on payment default for the credit we provide to our customers.
A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could affect adversely our results of operations, financial condition and liquidity.
Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.
Our mining operations and development projects require significant use of energy. Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. These items make up approximately 20 to 25 percent in the aggregate of our operating costs in our U.S. Iron Ore and Eastern Canadian Iron Ore locations. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our Empire and Tilden mines are subject to changes in WE Energies' rates, such as base interim rate changes that WE Energies may self-implement and final rate changes that are approved by the MPSC in response to an application filed by WE Energies. These procedures have resulted in several rate increases since 2008, when Empire and Tilden's special contracts for electric service with WE Energies expired. We enter into market-based pricing supply contracts for natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in fuel costs, which could cause our profitability to decrease significantly.
In addition, U.S. public utilities are expected to pass through additional capital and operating cost increases related to new, pending U.S. environmental regulations that are expected to require significant capital investment and use of cleaner fuels over the next 10 years and may impact U.S. coal-fired generation capacity. We are estimating that power rates for our electricity-intensive operations could increase above 2012 levels by up to 25 percent by 2016, representing an annual power spend increase of approximately $58 million by 2016 for our U.S. operations.

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
We are subject to a variety of financial market risks.
Financial market risks include those caused by changes in the value of equity investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control and our efforts to mitigate such risks may not be effective. These factors could have a material adverse effect on our results of operations.
Holders of our common shares may not receive dividends on the common shares.
Holders of our common shares are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We are incorporated in Ohio and governed by the Ohio General Corporation Law, which allows a corporation to pay dividends, in general, in an amount that cannot exceed its surplus, as determined under Ohio law. Furthermore, holders of our common shares may be subject to prior dividend rights of holders of our preferred stock or depositary shares representing such preferred stock then outstanding. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness. Although we historically have declared cash dividends on our common shares, we are not required to declare cash dividends on our common shares and our board of directors may reduce, defer or eliminate our common share dividend in the future.
IV.    OPERATIONAL RISKS
Mine closures entail substantial costs. If we close one or more of our mines, our results of operations and financial condition would likely be affected adversely.
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
A North American mine permanent closure could increase significantly and accelerate employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent mine closure also could be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Certain mine closures would precipitate a pension closure liability significantly greater than an ongoing operation liability. Finally, a permanent mine closure could trigger severance-related obligations, which can equal up to eight weeks of pay per employee, depending on length of service. As a result, the closure of one or more of our mines could adversely affect our financial condition and results of operations.

Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
In our U.S. Iron Ore and Eastern Canadian Iron Ore operations, disruption of the lake and ocean-going freighter and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, strikes, lock-outs, or other events, could impair our ability to supply iron ore to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins, and profitability. Similarly, our North American Coal operations depend on international freighter and rail transportation services, as well as the availability of dock capacity, and any disruptions to those services or the lack of dock capacity could impair our ability to supply coal to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, reduced dredging and environmental changes, particularly at Great Lakes ports, could impact negatively our ability to move our iron ore and coal products because lower water levels restrict the tonnage that freighters can haul, resulting in higher freight rates.
Our Asia Pacific Iron Ore operations are also dependent upon rail and port capacity. Disruptions in rail service or availability of dock capacity could similarly impair our ability to supply iron ore to our customers, thereby adversely affecting our sales and profitability. In addition, our Asia Pacific Iron Ore operations are also in direct competition with the major world seaborne exporters of iron ore and our customers face higher transportation costs than most other Australian producers to ship our products to the Asian markets because of the location of our major shipping port on the south coast of Australia. Further, increases in transportation costs, decreased availability of ocean vessels or changes in such costs relative to transportation costs incurred by our competitors could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.
Natural disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, and other unexpected events may lead our customers, our suppliers or our facilities to curtail production or shut down operations.
Operating levels within the mining industry are subject to unexpected conditions and events that are beyond the industry's control. Those events could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our iron ore and coal products, and could affect adversely our sales, margins and profitability.
Interruptions in production capabilities inevitably will increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production at one mine to offset an interruption in production at another mine.
A portion of our production costs are fixed regardless of current operating levels. As noted, our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These include weather conditions (for example, extreme winter weather, tornadoes, floods, and the lack of availability of process water due to drought) and natural disasters, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore and coal, variations in rock and other natural materials and variations in geologic conditions and ore processing changes.
The manufacturing processes that take place in our mining operations, as well as in our processing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, many of our mines and processing facilities have been in operation for several decades, and the equipment is aged. In the future, we may experience additional material plant shutdowns or periods of reduced production because of equipment failures. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Longer-term business disruptions could result in a loss of customers, which adversely could affect our future sales levels and, therefore, our profitability.
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
We have a strategy to broaden our scope as a supplier of raw materials to the global integrated steel industry. As we expand beyond our traditional North American base business, we are subject to additional risks beyond those relating to our North American operations, such as fluctuations in currency exchange rates; potentially adverse tax consequences due to overlapping or differing tax structures; burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements, and unexpected changes in any of these laws and regulations; the imposition of duties, tariffs, import and export controls and other trade barriers impacting the seaborne iron ore and coal markets; difficulties in staffing and managing multi-national operations; political and economic instability and disruptions, including terrorist attacks; disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act; and uncertainties in the enforcement of legal rights and remedies in multiple jurisdictions. If we are unable to manage successfully the risks associated with expanding our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.
Our profitability could be affected adversely by the failure of outside contractors to perform.
Asia Pacific Iron Ore and Eastern Canadian Iron Ore use contractors to handle many of the operational phases of their mining and processing operations and, therefore, we are subject to the performance of outside companies on key production areas. A failure of any of these contractors to perform in a significant way would result in additional costs for us, which also could affect adversely our production rates and results of operations.
Coal mining is complex due to geological characteristics of the region.
The geological characteristics of coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines, and, therefore, decisions to defer mine development activities may adversely impact our ability to substantially increase future coal production. These factors could materially adversely affect our mining operations and cost structures, which could affect adversely our sales, profitability and cash flows.
V.    DEVELOPMENT AND SUSTAINABILITY RISKS
Significant delays in expanding production at Bloom Lake could have an adverse impact on our future earnings and cash flow generation.
We have invested, and continue to invest, in Bloom Lake, our large-scale seaborne iron ore growth project in Eastern Canada.  Maximizing Bloom Lake's production capabilities represents an opportunity to create significant shareholder value and we expect the Phase II expansion at Bloom Lake to meaningfully enhance our future earnings and cash flow generation by increasing sales volume and reducing unit operating costs.  Various factors, such as a volatile pricing environment for iron ore and work stoppages, could delay components of Phase II's construction activities and planned startup date. Any significant delay in expanding production at Bloom Lake could have an adverse impact on our future earnings and cash flow generation.

We may be unable to successfully identify, acquire and integrate strategic acquisition candidates.
Our ability to grow successfully through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain necessary financing. We cannot provide assurance that we will be able to identify successfully strategic candidates or acquire any such businesses. In addition, the costs of acquiring other businesses could increase if competition for acquisition candidates increases. Additionally, the success of an acquisition is subject to other risks and uncertainties, including our ability to realize operating efficiencies expected from an acquisition; the size or quality of the mineral potential; delays in realizing the benefits of an acquisition; difficulties in retaining key employees, customers or suppliers of the acquired businesses; difficulties in maintaining uniform controls, procedures, standards and policies throughout acquired companies; the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; the impact of changes to our allocation of purchase price; and the ability to generate future cash flows or the availability of financing.
Moreover, any acquisition opportunities we pursue could affect materially our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Future acquisitions could also result in us assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.
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
Our decision to develop a project typically is based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	higher construction and infrastructure costs;

•	the quality of the data on which engineering assumptions were made;

•	higher production costs;

•	adverse geotechnical conditions;

•	availability of adequate labor force;

•	availability and cost of water and power;

•	availability and cost of transportation;

•	fluctuations in inflation and currency exchange rates;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

•	weather or severe climate impacts; and

•	potential delays relating to social and community issues.
Our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated, or may not be profitable at all, any of which could have a material adverse effect on our sales, margins and cash flows.

We continually must replace reserves depleted by production. Our exploration activities may not result in additional discoveries.
Our ability to replenish our ore reserves is important to our long-term viability. Depleted ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Resource exploration and development are highly speculative in nature. Our exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate our U.S. iron ore, Eastern Canadian iron ore, and coal reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7 and Canada's National Instrument 43-101. In addition, our Asia Pacific Iron Ore business segment has published reserves that follow JORC in Australia and changes have been made to our Western Australian reserve values to make them comply with SEC requirements. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, including many factors beyond our control.
Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore and coal, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may vary considerably from actual results. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our mineral bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology assumptions of our mines, assumptions are also required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use, and the related costs incurred to develop and mine our reserves. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore and coal reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be affected adversely.
Any defects in title of leasehold interests in our properties could limit our ability to mine these properties or could result in significant unanticipated costs.
We conduct a significant part of our mining operations on properties that we lease. These leases were entered into over a period of many years by some of our predecessors, and title to our leased properties and mineral rights may not be thoroughly verified until a permit to mine the property is obtained. Our right to mine some of our proven and probable reserves, for iron ore or coal, may be materially adversely affected if there were defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs, which could affect adversely our profitability.

In order to continue to foster growth in our business and maintain stability of our earnings, we must maintain our social license to operate with our stakeholders.
As a mining company, maintaining a strong reputation and consistent operational and safety history is vital in order to continue to foster growth and maintain stability in our earnings. As sustainability expectations increase and regulatory requirements continue to evolve, maintaining our social license to operate becomes increasingly important. We strive to incorporate social license expectations in our ERM program. Our ability to maintain our reputation and strong operating history could be threatened, including by circumstances outside of our control. If we are not able to respond effectively to these and other challenges to our social license to operate, our reputation could be damaged significantly. Damage to our reputation could affect adversely our operations and ability to foster growth in our Company.
VI. HUMAN CAPITAL RISKS
Our profitability could be affected adversely if we fail to maintain satisfactory labor relations.
Production in our mines is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages, or other disruptions in our production of coal and minerals that could affect us adversely. The USW represents all hourly employees at our U.S. Iron Ore and Eastern Canadian Iron Ore operations owned and/or managed by Cliffs or its subsidiary companies except for Northshore. Effective September 1, 2012, our Empire and Tilden mines in Michigan, and United Taconite and Hibbing mines in Minnesota, entered into 37-month labor agreements with the USW that cover approximately 2,400 USW-represented employees at those mines. Those agreements are effective through September 30, 2015. Effective March 1, 2009, Wabush entered into a five-year labor agreement with the USW that covers approximately 700 hourly employees, which is effective through February 28, 2014. The UMWA represents approximately 800 hourly employees at our Pinnacle location in West Virginia and our Oak Grove location in Alabama. A new five and one-half year labor agreement with respect to those mines was entered into with the UMWA, effective July 1, 2011 through December 31, 2016. Approximately 120 hourly employees at the railroads we own that transport products among our facilities are represented by seven separate rail unions. The moratorium for bargaining as to each of those unions under the Railway Labor Act expired on December 31, 2009. Since then five-year agreements have been reached with six of the unions, and the moratorium on bargaining expires as to each on December 31, 2014. Negotiations are actively underway with the remaining union and it is common for bargaining under this Act to last a number of years after the moratorium has expired before a new agreement is reached. With respect to Railway Labor Act bargaining, work stoppages cannot occur until the matter has been mediated before a federal mediator. On November 21, 2012, the USW was certified to represent employees in Bloom Lake. Negotiations will begin in the first quarter of 2013. If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.
We may encounter labor shortages for critical operational positions, which could affect adversely our ability to produce our products.
We are predicting a long-term shortage of skilled workers for the mining industry and competition for the available workers limits our ability to attract and retain employees. Currently, the mining industry is experiencing an acute skills shortage in Australia, Canada, Brazil and other countries in which we do not have operations currently. At our mining locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages.

Our expenditures for post-retirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions differ from actual outcomes, there are mine closures, or our joint venture partners fail to perform their obligations that relate to employee pension plans.
We provide defined benefit pension plans and OPEB to certain eligible union and non-union employees in North America, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.
We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses.
We have calculated our unfunded pension and OPEB obligations based on a number of assumptions. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot be certain that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit retirees. A retiree medical cap has been negotiated and is effective for those employees who retire after January 1, 2015. Early retirement rates likely would increase substantially in the event of a mine closure.
We depend on our senior management team and other key employees, and the loss any of these employees could adversely affect our business.
Our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in the global economic and industry conditions, competitors' hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain, and motivate our senior management and key personnel in order to maintain our business and support our projects. A loss of senior management and key personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the SEC.

Item 2.	Properties
The following map shows the locations of our operations and offices as of December 31, 2012:

TOKYO OFFICE
EMPIRE MINE
CLIFFS TECHNOLOGY GROUP
TILDEN MINE
THUNDERBAY OFFICE
CHROMITE PROJECT
WABUSH MINES
NORTHSHORE MINING
BLOOM LAKE MINE
POINTE-NOIRE
MONTREAL OFFICE
HIBBING TACONITE
UNITED TACONITE
BEIJING OFFICE
TORONTO OFFICE
CLIFFS SHARED SERVICES
CORPORATE HEADQUARTERS
PINNACLE MINE
CLIFFS LOGAN COUNTY COMPLEX
OAK GROVE MINE
KOOLYANOBBING COMPLEX
PERTH OFFICE
SANTIAGO OFFICE

General Information about the Mines
All of our iron ore mining operations are open-pit mines that are in production. Additional pit development is underway at each mine as required by long-range mine plans. At our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore mines, drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.
Our North American Coal operations consist of both underground and surface mines that are in production. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.
Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore and stratigraphic models for coal are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.

U.S. Iron Ore
The following map shows the locations of our U.S. Iron Ore operations as of December 31, 2012:
We directly or indirectly own and operate interests in five U.S. Iron Ore mines located in Michigan and Minnesota from which we produced 22.0 million, 23.7 million and 21.5 million long tons of iron ore pellets in 2012, 2011 and 2010, respectively, for our account. We produced 7.5 million, 7.3 million and 6.6 million long tons, respectively, on behalf of the steel company partners of the mines.
Our U.S. Iron Ore mines produce from deposits located within the Biwabik and Negaunee Iron Formation, which are classified as Lake Superior type iron-formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity (Tons in Millions)[1]	Mineral Owned	Rights Leased
Empire	79%	Mine, Concentrator, Pelletizer	Magnetite	1963	5.5	53%	47%
Tilden	85%	Mine, Concentrator, Pelletizer, Railroad	Hematite & Magnetite	1974	8.0	100%	—%
Hibbing	23%	Mine, Concentrator, Pelletizer	Magnetite	1976	8.0	3%	97%
Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Magnetite	1990	6.0	—%	100%
United Taconite	100%	Mine, Concentrator, Pelletizer	Magnetite	1965	5.4	—%	100%
[1] Annual Capacity is reported on a wet basis in millions of Long Tons, equivalent to 2,240 pounds.
Empire Mine
The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. Over the past five years, the Empire mine has produced between 1.3 million and 4.6 million long tons of iron ore pellets annually. As previously announced and consistent with our 2012 operating plan, we expect to temporarily idle production at the Empire mine beginning in the second quarter of 2013. Depending on our partner's requirements, we expect to restart production in early fourth quarter of 2013.
We own 79 percent of Empire and a subsidiary of ArcelorMittal USA has retained the remaining 21 percent ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time. This right has not been exercised. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. A subsidiary of ours leases the balance of the Empire reserves from other owners of such reserves and subleases them to Empire. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation and floatation to produce a magnetic concentrate that is then supplied to the on-site pellet plant.
Tilden Mine
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 5.6 million and 9.5 million long tons of iron ore pellets annually. We own 85 percent of Tilden, with the remaining minority interest owned by a subsidiary of U.S. Steel Canada Inc. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation and floatation to produce hematite and magnetic concentrates that is then supplied to the on-site pellet plant.
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

In the third quarter of 2010, an expansion project was approved at our Empire and Tilden mines for capital investments on equipment. The expansion project allowed the Empire mine to produce at three million tons annually through 2014 and increased Tilden mine production by an additional two million tons annually.
Hibbing Mine
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. Over the past five years, the Hibbing mine has produced between 1.7 million and 8.2 million long tons of iron ore pellets annually. We own 23 percent of Hibbing, a subsidiary of ArcelorMittal has a 62.3 percent interest and a subsidiary of U.S. Steel has a 14.7 percent interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation, and an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin operated by BNSF.
Northshore Mine
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. Crude ore is shipped by a wholly owned railroad from the mine to the processing and dock facilities at Silver Bay. Over the past five years, the Northshore mine has produced between 3.2 million and 5.8 million long tons of iron ore pellets annually. As previously announced, two of the four production lines at Northshore were idled beginning January 5, 2013. The Northshore mine began production under our management and ownership on October 1, 1994. We own 100 percent of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Northshore operations consist of an open pit truck and shovel mine where two stages of crushing occurs before the ore is transported along a wholly-owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occur before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant site has its own ship loading port located on Lake Superior.
United Taconite Mine
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 3.8 million and 5.4 million long tons of iron ore pellets annually. We own 100 percent of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. United Taconite operations consist of an open pit truck and shovel mine where two stages of crushing occurs before the ore is transported by rail to the plant site located ten miles to the south. At the plant site an additional stage of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant. From the site, pellets are transported by CN rail to a ship loading port at Duluth, MN operated by CN.

Eastern Canadian Iron Ore
The following map shows the locations of our Eastern Canadian Iron Ore operations as of December 31, 2012:
We own and operate interests in two iron ore mines in the Canadian Provinces of Quebec and Newfoundland and Labrador from which we produce a product mix of iron ore pellets and concentrate. We produced 8.5 million, 6.9 million and 3.9 million metric tons of iron ore product in 2012, 2011 and 2010, respectively. In May 2011, we acquired Consolidated Thompson along with its 75 percent interest in the Bloom Lake property.
Our Eastern Canadian mines produce from deposits located within the area known as the Labrador Trough and are composed of iron-formations, which are classified as Lake Superior type. Lake Superior type iron-formations consist of banded sedimentary rocks that formed under similar conditions in shallow marine basins approximately two billion years ago. The Labrador Trough region experienced considerable metamorphism and folding of the original iron deposits. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity (Metric tons in Millions)[1]	Mineral Owned	Rights Leased
Wabush	100%	Mine, Concentrator, Pelletizer, Railroad	Hematite	1965	5.6	—%	100%
Bloom Lake	75%	Mine, Concentrator, Railroad	Hematite	2010	7.2	100%	—%
[1] Annual Capacity is reported on a wet basis in millions of Metric Tons, equivalent to 2,205 pounds.

Wabush Mine
The Wabush mine has been in operation since 1965. Over the past five years, the Wabush mine has produced between 2.7 million and 4.2 million metric tons of iron ore pellets annually. On October 12, 2009, we exercised our right of first refusal to acquire the remaining interest in Wabush, including a U.S. Steel subsidiary’s 44.6 percent interest and a ArcelorMittal’s subsidiary’s 28.6 percent interest. Ownership transfer to Cliffs was completed on February 1, 2010. Mining is conducted on several mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates. The Wabush mine and concentrator are located in Wabush, Newfoundland and Labrador, and the pelletizing operations and dock facility are located in Pointe Noire, Quebec. At the mine, operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and gravity separation to produce an iron concentrate. Concentrates are shipped by rail 300 miles to Pointe Noire where they are pelletized for shipment via vessel within Canada, to the United States and other international destinations. Additionally, concentrates may be shipped directly from Pointe Noire for sinter feed.
Bloom Lake Mine
The Bloom Lake mine and concentrator are located approximately nine miles southwest of Fermont, Quebec. As previously mentioned, our acquisition of Consolidated Thompson included a 75 percent majority ownership in the Bloom Lake operation. Phase I of the Bloom Lake mine was commissioned in March 2010 and it consists of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, an AG mill and gravity separation to produce an iron concentrate. From the site, concentrate is transported by rail to a ship loading port in Pointe Noire, Quebec.
Phase II is currently under construction and consists of an additional concentrator and support facilities. The expansion project upon completion of Phase II will result in a ramp-up of production capabilities from 7.2 million to 14.5 million metric tons of iron ore concentrate per year. The open pit mine and mining fleet will be expanded to support the required ore delivery for both Phase I and II. As previously announced in the fourth quarter, despite the progress we have made on the expansion, the year's volatile pricing environment caused us to delay certain components of Phase II construction activities and planned startup date.
Asia Pacific Iron Ore
The following map shows the location of our Asia Pacific Iron Ore operation as of December 31, 2012:

In Australia, we own and operate an interest in Koolyanobbing and owned and operated a 50 percent interest in the Cockatoo Island iron ore mine until we sold it in September 2012. We produced 11.3 million metric tons, 8.9 million metric tons and 9.3 million metric tons in 2012, 2011 and 2010, respectively.
The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron-formations. Individual deposits tend to be small with complex ore-waste contact relationships. The reserves at the Koolyanobbing operations are derived from 14 separate mineral deposits distributed over a 70 mile operating radius.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity (Metric tons in Millions)[1]	Mineral Owned	Rights Leased
Koolyanobbing	100%	Mine, Road Haulage, Crushing- Screening Plant	Hematite & Goethite	1994	11.0	—%	100%
[1] Annual Capacity is reported on a wet basis in millions of Metric Tons, equivalent to 2,205 pounds.

Koolyanobbing
The Koolyanobbing operations are located 250 miles east of Perth and approximately 30 miles northeast of the town of Southern Cross. Koolyanobbing produces lump and fines iron ore. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renewed as they approach their respective expiration dates. Ongoing exploration programs targeting extensions to the iron ore mineralization, including regional exploration targets in the Yilgarn Mineral Field, were active in 2012. In 2011, a significant permitting milestone was achieved with the granting of regulatory approvals necessary to develop above the water table at Windarling's W1 deposit. Over the past five years, the Koolyanobbing operation has produced between 7.3 million and 10.7 million tons annually. The expansion project at Koolyanobbing increasing annual capacity to 11 million metric tons was completed in 2012. Ore material is sourced from nine separate open pit mines and delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. All of the ore from the Koolyanobbing operations is transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.
In 2011, we received the environmental approvals necessary to explore the development of the Deception iron ore deposit located approximately 12 miles north of Windarling. In 2012, environmental approvals were obtained for the Deception mining proposal. We expect to obtain approval to commence the Deception project from the Department of Mines and Petroleum during the first quarter of 2013.

North American Coal
The following map shows the locations of our North American Coal operations as of December 31, 2012:
We directly own and operate three North American coal mining complexes from which we produced a total of 6.4 million, 5.0 million and 3.2 million short tons of coal in 2012, 2011 and 2010, respectively. Our coal production at each mine is shipped within the U.S. by rail or barge. Coal for international customers is shipped through the ports of Mobile, Alabama; Newport News, Virginia; and New Orleans, Louisiana.
Coal seams mined at all of our North American Coal operations are Pennsylvanian Age and derived from the Pocahontas 3 and 4 seams at the Pinnacle Complex and the Blue Creek Seam at Oak Grove, which produce high quality, low ash metallurgical products, while multiple seams are mined at the CLCC underground and surface mines producing both metallurgical and thermal products.

Mine	Cliffs Ownership	Infrastructure	Primary Coal Type	Operating Since	Current Annual Capacity (Tons in Millions)[1]	Mineral Owned	Rights Leased
Pinnacle Complex	100%	U/G Mine, Preparation Plant, Load-out	Low-Vol Metallurgical	1969	4.0	—%	100%
Oak Grove	100%	U/G Mine, Preparation Plant, Load-out	Low-Vol Metallurgical	1972	2.5	—%	100%
Cliffs Logan County Coal	100%	U/G Mine, Preparation Plant, Load-out	High-Vol Metallurgical	2008	1.7	—%	100%
Cliffs Logan County Coal	100%	Surface Mine	Thermal	2005	1.2	—%	100%
[1] Annual Capacity is on a wet basis in millions of Short Tons, equivalent to 2,000 pounds.

Pinnacle Complex
The Pinnacle Complex includes the Pinnacle and Green Ridge mines and is located approximately 30 miles southwest of Beckley, West Virginia. The Pinnacle mine has been in operation since 1969. Over the past five years, the Pinnacle mine has produced between 0.7 million and 2.4 million tons of coal annually. The Green Ridge mines have been in operation since 2004 and have ranged from no production to 0.3 million tons of coal annually. In February 2010, the Green Ridge No. 1 mine was closed permanently due to exhaustion of the economic reserves at the mine. In addition, the Green Ridge No. 2 mine was idled in January 2012. Primary access to the Pinnacle mine is by shaft, while a drift entry is used at Green Ridge. Pinnacle utilizes continuous miners and a longwall plow system; Green Ridge utilizes only continuous miners. Both facilities share preparation, processing and load-out facilities.
Oak Grove
The Oak Grove mine is located approximately 25 miles southwest of Birmingham, Alabama. The mine has been in operation since 1972. Over the past five years, the Oak Grove mine has produced between 0.9 million and 1.8 million tons of coal annually. In 2011 a new shaft and support facilities were commissioned in order to reduce the transport time for supplies and personnel to the working face. The previous shaft still is utilized in a support role. Oak Grove utilizes a long wall shear with continuous miners. Preparation, processing and rail load-out facilities are located on-site. The preparation plant at Oak Grove incurred significant tornado damage during 2011. The plant rebuild included new equipment and improvements to the process design that will enhance the performance of the plant. The preparation plant achieved operating capacity in January 2012.
Cliffs Logan County Coal
Cliffs Logan County Coal property is located within Boone, Logan and Wyoming counties in southern West Virginia. CLCC currently produces metallurgical and thermal coal from surface and underground mines that are served by a preparation plant and unit-train load out facility on the CSXT. Three underground mines, the Powellton No. 1, Dingess-Chilton and Lower War Eagle mines, produce high-volatile metallurgical coal using room and pillar retreat mining methods using continuous miner equipment. The Toney Fork No. 2 surface mine produces thermal coal with a combination of contour strip area mining and point removal methods.
The Powellton and Dingess-Chilton mines have been in operation since 2008. The Lower War Eagle mine was in development in 2011 and became fully operational in November 2012. Over the past five years, the Powellton mine has produced between 0.1 million and 0.8 million tons of coal annually and the Dingess-Chilton mine production has ranged from no production to 0.6 million tons of coal annually due to the ramp-up to full production. Lower War Eagle produced 0.1 million tons since moving out of the development phase. The Toney Fork No. 2 mine has been in operation since 2005. Over the past five years, the Toney Fork No. 2 mine has produced between 0.8 million and 1.5 million tons of coal annually.

Advanced Exploration and Development Properties
The following map shows the locations of our advanced exploration and development properties as of December 31, 2012:
We have several advanced exploration projects located in the Canadian provinces of British Columbia, Ontario and Québec in different stages of evaluation at this time. Work completed on these properties includes geological mapping, drilling and sampling programs, and initial and advance stage engineering studies.
Cliffs Chromite Ontario
Cliffs Chromite Ontario's primary assets are situated in the Ring of Fire Area, James Bay lowlands, of northern Ontario. These chromite properties are located approximately 155 miles north of the town of Nakina (on the CN railroad mainline) and about 50 miles east of the First Nations community of Webequie. We have a controlling position in three chromite deposits that occur in close proximity to each other; a 100 percent interest in each of the Black Label and Black Thor chromite deposits and a 70 percent interest in the Big Daddy chromite deposit. Cliffs has completed a prefeasibility study on the Black Thor deposit, the largest of the three deposits, and currently is working on a feasibility study to be completed by mid-year 2013.
These chromite deposits are orthomagmatic stratiform deposits of unusual thickness and size.  Mineralization consists of chromite crystals [(Fe,Mg) (Cr,Al,Fe)2O4] ranging from massive chromite bands to interbedded and disseminated chromite.
Decar Property
The Decar Property is located 56 miles northwest of Fort St. James, British Columbia, Canada and consists of 60 mineral claims covering 94 square miles. We own a 51 percent interest in the Decar Property and First Point Minerals Corp. owns the remaining 49 percent. In 2012 and 2011, we performed exploration activities on the property as well as initiating a scoping study to further evaluate the potential economics and viability of an operation producing a high-grade nickel concentrate that could be marketable to various end users. Results of the scoping study are expected in 2013.
The mineralization consists of the nickel-iron alloy awaruite (Ni3Fe). Awaruite is disseminated in serpentinized peridotite; it occurs as relatively coarse grains between 50 to 400 µm in size. Awaruite has been observed throughout the entire extent of the peridotite but three zones of stronger mineralization have been identified. The four zones are the Baptiste, Sidney, Target B and Van targets. The largest target on the Decar Property is the Baptiste prospect.

Labrador Trough South
The Labrador Trough South property is located approximately 150 miles north of Sept-Iles and 30 miles southwest of the town of Fermont. Provincial highway 389 crosses the south and east sides of the property and provides year-round access. The property consists of a total of 636 claims covering roughly 130 square miles. Several areas containing iron mineralization have been further defined utilizing aerial geophysics, outcrop mapping and diamond drilling. These areas are known as: Lamêlée, Peppler Lake, Hobdad, Lac Jean and Faber. To date, most of the exploration efforts have focused on the first three areas. Cliffs acquired 100% ownership of the claims as part of the Consolidated Thompson acquisition in 2011. In 2012 Cliffs performed exploration activities at the Lamêlée, Peppler Lake and Hobdad targets.
The Labrador Trough South property is situated in the Knob Lake Group of sedimentary rocks including Lake Superior-type banded iron formations. Here, the Labrador Trough is crossed by the Grenville Front. Trough rocks in the Grenville Province are highly metamorphosed, complexly folded and structurally dislocated. The high-grade metamorphism of the Grenville Province is responsible for recrystallization of both iron oxides and silica producing coarse-grained sugary quartz, magnetite, specular hematite schists and gneisses that are of improved quality for concentrating and processing. Potentially recoverable minerals in the project are predominantly magnetite and subordinate hematite.
Mineral Policy
We have a corporate policy relating to internal control and procedures with respect to auditing and estimating of minerals. In 2012, we have revised our policy in regards to the estimation and reporting of mineralized materials and mineral reserves to better align with international best practices. The procedures contained in the policy include the calculation of mineral estimates at each property by professional mining engineers and geologists. Management compiles and reviews the calculations, and once finalized, such information is used to prepare the disclosures for our annual and quarterly reports. The disclosures are reviewed and approved by management, including our chief executive officer and chief financial officer. Additionally, the long-range mine planning and mineral estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral estimates, other than those due to production, are adequately documented and submitted to senior operations officers for review and approval. Finally, we perform periodic reviews of long-range mine plans and mineral reserve estimates at mine staff meetings and senior management meetings. As we carry on to grow as an international mining company with a diversified mineral portfolio, our policies will continue to support the Company as it evolves.
Mineral Reserves
Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.
Reserve estimates are based on pricing that does not exceed the three-year trailing average of benchmark prices for iron ore and metallurgical coal. For the three-year period 2009 to 2011, the average international benchmark price of 62 percent Fe CFR China was $132 per dry metric ton. For low-vol coal, the 2009 to 2011 average price based on benchmarks was $212 per metric ton FOB Mobile, Alabama. The price of high-vol coal price for the same period averaged $180 per metric ton FOB Hampton Roads, Virginia.

We evaluate and analyze mineral reserve estimates every three years in accordance with our mineral policy or earlier if conditions merit. The table below identifies the year in which the latest reserve estimate was completed.

Property	Date of Latest Economic Reserve Analysis
U.S. Iron Ore
Empire	2009
Tilden	2011
Hibbing	2012
Northshore	2012
United Taconite	2010
Eastern Canadian Iron Ore
Wabush	2010
Bloom Lake	2011
Asia Pacific Iron Ore
Koolyanobbing	2011
North American Coal
Pinnacle Complex	2012
Oak Grove	2012
CLCC	2011

Iron Ore Reserves
Ore reserve estimates for our iron ore mines as of December 31, 2012 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. New estimates were completed in 2012 for the following operations: Northshore and Hibbing. All other operations reserves are net of 2012 production as new estimates have not been completed.

U.S. Iron Ore
All tonnages reported for our U.S. Iron Ore operating segment are in long tons of 2,240 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

U.S. Iron Ore Mineral Reserves
as of December 31, 2012
(In Millions of Long Tons)
		Proven		Probable		Proven & Probable		Saleable Product [2,3]		Previous Year
Property	Cliffs Share	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade	Process Recovery[4]	Tonnage	P&P Crude Ore	Saleable Product
Empire	79%	22.4	21.0	—	—	22.4	21.0	28%	6.2	27.0	7.5
Tilden Hematite[1]	85%	495.2	35.7	130.0	36.1	625.2	35.8	34%	214.3	647.0	222.0
Tilden Magnetite	85%	77.3	28.9	11.7	29.2	89.0	29.0	38%	33.5	94.3	35.3
Total Tilden	85%	572.5	30.8	141.7	33.1	714.2	31.2	35%	247.8	741.3	257.3
Hibbing	23%	295.4	19.1	20.7	18.9	316.1	19.1	26%	82.8	378.5	99.2
Northshore	100%	350.5	25.5	712.6	24.8	1,063.1	25.0	34%	360.7	980.1	309.7
United Taconite	100%	350.7	22.4	36.0	20.2	386.7	22.2	33%	125.8	402.6	131.0
Totals		1,591.5		911.0		2,502.5			823.3	2,529.5	804.7

[1] Tilden Hematite reported grade is percent Total Iron all other properties are percent Magnetic Iron
[2] Saleable Product is a standard pellet containing 60 to 66 percent Fe calculated from both proven and probable mineral reserves
[3] Saleable product is reported on a dry basis, shipped products typically contain 1 to 4 percent moisture
[4] Process recovery includes all factors for converting Crude Ore tonnage to Saleable Product

The reserve estimate for Hibbing is based on work completed by SRK (US) Consulting, Inc., third party independent consultants, who are experts in mining, geology and ore reserve estimation. SRK (US) Consulting, Inc. has consented to be named an expert herein.
New economic reserve analyses were completed for Hibbing and Northshore in 2012. Based on the analysis, saleable product reserves decreased by 16.4 million long tons at Hibbing, of which 7.8 million tons is a result of 2012 production and the remaining 8.6 million tons is a result of updated life-of-mine operating plans and production schedules. At Northshore, saleable product reserves increased by 51 million tons as a result of updated life-of-mine operating plans and production schedules, net of current year production.

All tonnages reported for our Eastern Canadian Iron Ore and Asia Pacific Iron Ore operating segments are in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.
Eastern Canadian Iron Ore

Eastern Canadian Iron Ore Mineral Reserves
as of December 31, 2012
(In Millions of Metric Tons)
		Proven		Probable		Proven & Probable		Saleable Product[1,2]		Previous Year
Property	Cliffs Share	Tonnage	% Fe	Tonnage	% Fe	Tonnage	% Fe	Process Recovery[3]	Tonnage	P&P Crude Ore	Saleable Product
Wabush	100%	186.2	35.1	22.8	35.0	209.0	35.1	32%	66.1	218.3	69.2
Bloom Lake	75%	269.2	29.3	765.3	28.3	1,034.5	28.6	34%	355.8	1,051.3	361.1
Totals		455.4		788.1		1,243.5			421.9	1,269.6	430.3

[1] Wabush product is a standard pellet containing 65 percent Fe, Bloom Lake product is an iron concentrate containing 66 percent Fe calculated from both proven and probable mineral reserves.
[2] Saleable product is reported on a dry basis, shipped products contain 2 to 3 percent moisture
[3] Process recovery includes all factors for converting Crude Ore tonnage to Saleable Product
The reserve estimate for Bloom Lake is based on work completed by SRK Consulting (U.S.), Inc., third party independent consultants, who are experts in mining, geology and ore reserve estimation. SRK Consulting (U.S.), Inc. has consented to be named an expert herein.
Asia Pacific Iron Ore

Asia Pacific Iron Ore Mineral Reserves
as of December 31, 2012
(In Millions of Metric Tons)[1]
		Proven		Probable		Proven & Probable		Previous Year Total
Property	Cliffs Share	Tonnage	% Fe	Tonnage	% Fe	Tonnage	% Fe	Tonnage
Koolyanobbing	100%	0.9	60.7	77.1	60.9	78.1	60.9	89.1

[1] Tonnages reported are saleable product reported on a dry basis, shipped products contain 3 percent moisture

Coal Reserves
Coal reserves estimates for our North American underground and surface mines as of December 31, 2012 were estimated using three-dimensional modeling techniques, coupled with scheduled mine plans. The CLCC operations reserves have not changed net of 2012 mine production.
North American Coal
New economic reserve analyses were completed for Pinnacle and Oak Grove operations in 2012. Total recoverable coal reserves decreased 9.4 million short tons at Pinnacle and 1.7 million short tons at Oak Grove, net of 2012 production. The decrease is due to updated fully scheduled mine plans that considers coal that is currently under lease and that we have the ability to extract utilizing our current mining methods.
All tonnages reported for our North American Coal operating segment are in short tons of 2,000 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

Recoverable Coal Reserves
as of December 31, 2012
(In Millions of Short Tons)[1]
		Category[2]	Coal Type		Reserve Classification			Quality		Previous Year
Property/Seam	Cliffs Share			Mine Type	Proven	Probable	Total P&P	% Sulfur	As Received Btu/lb	Total P&P
Pinnacle Complex
Pocahontas No 3	100%	Assigned	Metallurgical	U/G	33.8	12.0	45.8	0.83	14,000	51.2
Pocahontas No 4	100%	Unassigned	Metallurgical	U/G	2.8	0.5	3.3	0.51	14,000	9.8
Oak Grove
Blue Creek Seam	100%	Assigned	Metallurgical	U/G	32.5	4.8	37.3	0.57	14,000	40.9
Cliffs Logan County Coal
Multi-Seam Underground	100%	Assigned	Metallurgical	U/G	34.4	19.0	53.4	1.00	15,500	54.8
Multi-Seam Surface	100%	Assigned	Metallurgical	Surface	5.2	1.0	6.2	0.90	15,300	6.2
Multi-Seam Surface	100%	Assigned	Thermal[3]	Surface	43.0	7.4	50.4	0.89	13,300	51.2
Totals					151.7	44.7	196.4			214.1

[1] Recoverable Coal is reported on a wet basis containing 6 percent moisture
[2] Assigned reserves represent coal that can be mined without a significant capital expenditure, whereas unassigned reserves will require significant capital expenditures before production could be realized

3 CLCC thermal reserves do not meet U.S. compliance standards as defined by Phase II of the Clean Air Act as coal having a sulfur dioxide content of 1.2 pounds or less per million BTU

The reserve estimates for Pinnacle and CLCC are based on work completed by Cardno MM&A, third party independent consultants, who are experts in mining, geology and ore reserve estimation. Cardno MM&A has consented to be named an expert herein.
Mineralized Material
“Mineralized material” is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. Mineralized material has been delineated by appropriate sampling to establish continuity and support an estimate of tonnage with an average grade of the selected metals, minerals or quality. We have various properties in either the advanced exploration, development or operational stages that contain considerable amounts of mineralized material that could eventually be converted into reserves given favorable operating and market conditions. Future production from mineralized material would require additional economic and engineering studies, permitting and significant capital expenditures before any potential value could be realized. A deposit of mineralized material does not qualify as a reserve until a comprehensive evaluation, based upon unit costs, grade, recoveries and other material factors, concludes both economic and legal feasibility. Further, for new projects a “final” or “bankable” feasibility study is required prior to the reporting of mineral reserves.
Readers are cautioned not to assume that any of these mineralized materials will ever be converted into mineral reserves. Our mineralized material estimates only contain material classified as measured or indicated. Materials classified as inferred have a greater amount of uncertainty as to their future ability to be upgraded and are not included in the estimates reported.
All tonnages are reported in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

Cliffs Chromite Ontario
As previously mentioned, the chromite project is an advanced exploration project that is currently in the feasibility study stage. We hold mineral interests in three currently defined deposits that contain mineralized materials. This estimate is based on work completed by Sibley Basin Group Geological Consulting Services Ltd., third party independent consultants, who are experts in mineral estimation. Sibley Basin Group Geological Consulting Services Ltd. has consented to be named an expert herein.

Mineralized Material Not in Reserves
as of December 31, 2012
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%Cr2O3
Black Thor	100%	111.9	30.9
Black Label	100%	4.3	26.6
Big Daddy	70%	29.1	31.7
Totals		145.3	30.9

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 20 percent Cr2O3 for all deposits
Decar Property
As previously mentioned, the Decar property is a nickel exploration project that is currently in the scoping study stage. Exploration and early stage studies have defined mineralized material estimates for the Baptiste deposit located on the Decar property. This estimate is based on work completed by Caracle Creek International Consulting Inc., third party independent consultants, who are experts in mineral estimation. Caracle Creek International Consulting Inc. has consented to be named an expert herein.

Mineralized Material Not in Reserves
as of December 31, 2012
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%Ni
Baptiste	51%	1,159.5	0.12

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 0.06 percent Davis Tube Recoverable Nickel

Labrador Trough South
As previously mentioned, Labrador Trough South is a collection of iron deposits acquired in the purchase of Consolidated Thompson. In 2012, we conducted exploration activities and have updated the mineralized material estimates for several of the deposits. This estimate is based on work completed by G H Wahl & Associates Consulting, third party independent consultants, who are experts in mineral estimation. They have consented to be named an expert herein.

Mineralized Material Not in Reserves
as of December 31, 2012
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%FeT
Lamêlée	100%	271.7	29.4
Peppler Lake	100%	326.8	28.0
Totals		598.5	28.6

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 18 percent Total Iron

Item 3.	Legal Proceedings
Alabama Dust Litigation. There are currently three cases in the Alabama state court system that comprise the Alabama Dust Litigation. Generally, these claims are brought by nearby homeowners who allege that dust emanating from the Concord Preparation Plant causes damage to their health. All three of these cases have been referred to mediation and we intend to defend all of these cases vigorously. It is possible that these types of complaints may continue to be filed in the future, but the overall impact of these cases is not anticipated currently to have a material financial impact on our business.
Ash Landfill at Northshore Mining Silver Bay Plant Site. On January 3, 2012, Northshore Mining received a NOV from the MPCA alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. The pH of the leachate temporarily had been elevated above permissible levels. On March 6, 2012, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV. The draft stipulation agreement was finalized and executed on October 29, 2012. The stipulation agreement requires a few additional corrective actions beyond the response work already initiated by Northshore, but imposed a civil penalty of approximately $243,000 and a Supplemental Environmental Project amounting to $50,000.
Bloom Lake Investigation. CQIM, Bloom Lake General Partner Limited, and Bloom Lake currently are being investigated by Environment Canada in relation to alleged violations of Section 36(3) of the Fisheries Act that prohibits the deposit of a deleterious substance in water frequented by fish or in any place where the deleterious substance may enter any such water and Section 40(3) of the Fisheries Act in relation to an alleged failure to comply with a direction of an inspector. Based on current information, the investigation covers several alleged incidents that occurred between April 2011 and October 2012. Bloom Lake has been informed that the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks has commenced an investigation into alleged violations of the Environment Quality Act related to incidents involving alleged releases of suspended solids to the environment in early August 2012 and in September 2012. At this stage, Cliffs is cooperating with Environment Canada and the Quebec Ministry and, although the possible outcome of the investigations and the risk of loss cannot be determined, we do not believe they will have a material financial impact to the Company.

EPSL Arbitration. On December 20, 2012, Esperance Port Authority (trading as Esperance Port Sea and Land) and Cliffs Asia Pacific Iron Ore Pty Ltd nominated an arbitrator to determine disputes that have arisen between the parties in relation to the proper construction and operation of certain clauses in the operating agreement that was first made between the parties on September 25, 2000 (as varied). Among several other issues, we are in dispute with EPSL over the "maximum tonnage" that EPSL is obligated to handle and, in particular, whether EPSL legally is obligated to handle 11.5 million tonnes per annum of ore. The operating agreement does not expressly include a maximum or minimum annual tonnage provision, but has a clause setting forth the minimum take-or-pay obligations. We assert that the maximum tonnage for which EPSL is obliged to provide the services is the capacity of the port at any given time to handle iron ore. A preliminary conference is scheduled for February 18, 2013 at which time the parties anticipate that the arbitrator will make directions and rulings with respect to procedural and evidentiary matters. We intend to defend our positions vigorously under the operating agreement.
Fugitive Dust / PM10 at Northshore Mining Silver Bay Plant Site. Northshore and the MPCA entered into a Stipulation Agreement dated February 10, 2012. The Stipulation Agreement pertains to alleged violations at Northshore’s Silver Bay facility that were discovered during a review of ambient air monitoring results and in response to complaints to the MPCA. The allegations include violations of National and State Ambient Air Quality Standards for PM10. As part of the Stipulation Agreement, the MPCA assessed a civil penalty in the amount of approximately $240,000 and a Supplemental Environmental Project to cost at least $80,000.
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

The NDEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012 by the NDEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and opened for 30-day public comment on October 4, 2012. Under the terms of the Consent Decree, RTWG has agreed to pay $25 million in cleanup costs and natural resource damages to the site and surrounding area. The Company's share of the total settlement cost, which includes remedial action, insurance and other oversight costs, is anticipated to be approximately $12 million.
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
WISCO Arbitration. Our wholly owned subsidiary, CQIM, along with Bloom Lake General Partner Limited, of which we own 75 percent, were named as respondents in an arbitration claim filed by WISCO under the Ontario Arbitration Act of 1991. WISCO filed the arbitration claim in February 2012 pursuant to the dispute resolution provisions of the Amended and Restated Limited Partnership Agreement and the Shareholders’ Agreement, both of which govern the respective interests of the parties in Bloom Lake. The parties negotiated and executed a settlement of the claim in December 2012 and the arbitral proceeding was terminated by mutual consent in January 2013. The terms of the settlement are confidential and the settlement amount is not material.

Item 4.	Mine Safety Disclosures
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Exchange Information
Our common shares (ticker symbol CLF) are listed on the NYSE and the Professional Segment of NYSE Euronext Paris.
Common Share Price Performance and Dividends
The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE and the dividends declared per common share:

	2012			2011
	High	Low	Dividends	High	Low	Dividends
First Quarter	$78.85	$59.40	$0.28	$101.62	$79.15	$0.14
Second Quarter	71.60	44.40	0.625	102.48	80.37	0.14
Third Quarter	50.89	32.25	0.625	102.00	51.08	0.28
Fourth Quarter	46.50	28.05	0.625	74.38	47.31	0.28
Year	78.85	28.05	$2.155	102.48	47.31	$0.84
We expect to continue paying a cash dividend to shareholders; however, the amount of our quarterly dividend will be reduced in the near term to $0.15 per share.
At February 11, 2013, we had 1,436 shareholders of record.
Shareholder Return Performance
The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs' common shares; (2) S&P 500 Stock Index; (3) S&P 500 Steel Group Index; and (4) S&P Midcap 400 Index. The values of each investment are based on price change plus reinvestment of all dividends reported to shareholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
DECEMBER 2012

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2007
2008
2009
2010
2011
2012
Cliffs Natural Resources Inc.
S&P 500 Steel Index
S&P 500 Index - Total Returns
S&P Midcap 400 Index

		2007	2008	2009	2010	2011	2012
Cliffs Natural Resources Inc.	Return %		-48.90	81.92	70.69	-19.24	-34.74
	Cum $	100.00	51.10	92.97	158.69	128.16	83.64
S&P 500 Index - Total Returns	Return %		-36.99	26.47	15.07	2.11	16.00
	Cum $	100.00	63.01	79.69	91.69	93.63	108.61
S&P 500 Steel Index	Return %		-51.73	28.88	33.86	-23.01	-11.84
	Cum $	100.00	48.27	62.21	83.28	64.12	56.53
S&P Midcap 400 Index	Return %		-36.24	37.37	26.64	-1.74	17.86
	Cum $	100.00	63.76	87.59	110.92	108.98	128.45
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data

Summary of Financial and Other Statistical Data
Cliffs Natural Resources Inc. and Subsidiaries
	2012 (e)	2011 (d)	2010 (c)	2009	2008 (a)
Financial data (in millions, except per share amounts) *
Revenue from product sales and services	$5,872.7	$6,563.9	$4,483.8	$2,197.4	$3,485.6
Cost of goods sold and operating expenses	(4,700.6)	(3,953.0)	(3,025.1)	(1,907.3)	(2,379.2)
Other operating expense	(1,480.9)	(314.1)	(225.9)	(70.9)	(205.5)
Operating income (loss)	(308.8)	2,296.8	1,232.8	219.2	900.9
Income (loss) from continuing operations	(1,162.5)	1,792.5	997.4	198.3	504.4
Income (loss) and gain on sale from discontinued operations, net of tax	35.9	20.1	22.5	6.8	33.1
Net income (loss)	(1,126.6)	1,812.6	1,019.9	205.1	537.5
Less: Income (loss) attributable to noncontrolling interest	(227.2)	193.5	—	—	21.7
Net income (loss) attributable to Cliffs shareholders	(899.4)	1,619.1	1,019.9	205.1	515.8
Preferred stock dividends	—	—	—	—	1.1
Income (loss) attributable to Cliffs common shareholders	(899.4)	1,619.1	1,019.9	205.1	514.7
Earnings (loss) per common share attributable to
Cliffs shareholders - basic
Continuing operations	(6.57)	11.41	7.37	1.51	4.44
Discontinued operations	0.25	0.14	0.17	0.05	0.29
Earnings (loss) per common share attributable to Cliffs shareholders - basic	(6.32)	11.55	7.54	1.56	4.73
Earnings (loss) per common share attributable to
Cliffs shareholders - diluted
Continuing operations	(6.57)	11.34	7.32	1.58	4.66
Discontinued operations	0.25	0.14	0.17	0.05	0.31
Earnings (loss) per common share attributable to Cliffs shareholders - diluted	(6.32)	11.48	7.49	1.63	4.97
Total assets	13,574.9	14,541.7	7,778.2	4,639.3	4,111.3
Long-term obligations	4,196.3	3,821.5	1,881.3	644.3	580.2
Net cash from operating activities	514.5	2,288.8	1,320.0	185.7	853.2
Redeemable cumulative convertible perpetual preferred stock	—	—	—	—	0.2
Distributions to preferred shareholders cash dividends	—	—	—	—	1.1
Distributions to common shareholders cash dividends (b)
- Per share	2.155	0.84	0.51	0.26	0.35
- Total	307.2	118.9	68.9	31.9	36.1
Repurchases of common shares	—	289.8	—	—	—
Common shares outstanding - basic (millions)
- Average for year	142.4	140.2	135.3	125.0	101.5
- At year-end	142.5	142.0	135.5	131.0	113.5

Iron ore and coal production and sales statistics
(tons in millions - U.S. Iron Ore and North American Coal; metric tons in millions - Asia Pacific Iron Ore and Eastern Canadian Iron Ore)
Production tonnage - U.S. Iron Ore	29.5	31.0	28.1	16.9	31.0
- Eastern Canadian Iron Ore	8.5	6.9	3.9	2.7	4.3
- Asia Pacific Iron Ore	11.3	8.9	9.3	8.3	7.7
- North American Coal	6.4	5.0	3.2	1.7	3.5
Production tonnage - (Cliffs' share)
- U.S. Iron Ore	22.0	23.7	21.5	15.0	21.8
- Eastern Canadian Iron Ore	8.5	6.9	3.9	2.1	1.1
Sales tonnage - U.S. Iron Ore	21.6	24.2	23.0	13.7	21.7
- Eastern Canadian Iron Ore	8.9	7.4	3.3	2.7	1.0
- Asia Pacific Iron Ore	11.7	8.6	9.3	8.5	7.8
- North American Coal	6.5	4.2	3.3	1.9	3.2

* On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Additionally, on September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition LLC. The results of operations of the Sonoma joint venture and renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented.

(a) On May 21, 2008, Portman authorized a tender offer to repurchase shares, and as a result, our ownership interest in Portman increased from 80.4 percent to 85.2 percent on June 24, 2008. On September 10, 2008, we announced an off-market takeover offer to acquire the remaining shares in Portman, which closed on November 3, 2008. We subsequently proceeded with a compulsory acquisition of the remaining shares and attained full ownership of Portman as of December 31, 2008. Results for 2008 reflect the increase in our ownership of Portman since the date of each step acquisition.

(b) On May 12, 2009, our Board of Directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 for the second and third quarters of 2009 in order to enhance financial flexibility. The $0.04 common share dividends were paid on June 1, 2009 and September 1, 2009 to shareholders of record as of May 22, 2009 and August 14, 2009, respectively. In the fourth quarter of 2009, the dividend was reinstated to its previous level. On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010 and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010 and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011, December 1, 2011 and March 1, 2012 to our shareholders on record as of the close of business on August 15, 2011, November 18, 2011 and February 15, 2012, respectively. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our shareholders on record as of April 27, 2012, August 15, 2012 and November 23, 2012, respectively.

(c) On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest, including its interest in the Ring of Fire properties in Northern Ontario Canada. On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush, thereby increasing our ownership interest from 26.8 percent to 100 percent. On July 30, 2010, we acquired all of the coal operations of privately owned INR, and since that date, the operations acquired from INR have been conducted through our wholly owned subsidiary known as CLCC. Results for 2010 include Freewest's, Wabush's and CLCC's results since the respective acquisition dates. As a result of acquiring the remaining ownership interest in Freewest and Wabush, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition.
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

(d) On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction including net debt. Results for 2011 include the results for Consolidated Thompson since the acquisition date.
In 2011 during our annual goodwill impairment test in the fourth quarter, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit, within the North American Coal operating segment, impacting Other operating expense.

(e) Upon performing our annual goodwill impairment test in the fourth quarter of 2012, goodwill impairment charges of $997.3 million and $2.7 million were recorded for our CQIM and Wabush reporting units, respectively, both within the Eastern Canadian Iron Ore operating segment. We also recorded an impairment charge of $49.9 million related to our Eastern Canadian Iron Ore operations to reduce those assets to their estimated fair value as of December 31, 2012. All of these charges impacted Other operating expense.
As a result of the approval for the sale of our 30 percent interest in Amapá, an impairment charge of $365.4 million was recorded through Equity income (loss) from ventures for the year ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results.
Overview
Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group.

We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the U.S., we operate five iron ore mines in Michigan and Minnesota, five metallurgical coal mines located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia as of December 31, 2012. Our 50 percent equity interest in Cockatoo Island, an iron ore mine, and our 45 percent economic interest in Sonoma, a coking and thermal coal mine, also were included in these operations through their sale dates in the third and fourth quarters, respectively. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore operation, the sale of which our board approved in December 2012, and, in Ontario, Canada, we have a major chromite project that advanced to the feasibility study stage of development in May of 2012. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. Our capital allocation strategy is designed to prioritize all potential uses of future cash flows in a manner that is most meaningful for shareholders. While we plan on using future cash flows to reduce debt over time, we also intend to deploy capital to finance organic growth. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to our ability to execute our strategic initiatives.
The key driver of our business is global demand for steelmaking raw materials in both developed and emerging economies, with China and the U.S. representing the two largest markets for our Company. In 2012, China produced approximately 709 million metric tons of crude steel, or approximately 47 percent of total global crude steel production, whereas the U.S. produced approximately 89 million metric tons of crude steel, or about 6 percent of total crude steel production. These figures represent an approximate 4 percent and 3 percent increase in crude steel production over 2011, respectively.
Global crude steel production continued to grow in 2012, despite facing challenging economic headwinds, including a decreased year-over-year pace of economic growth and political uncertainty in China, as well as the widely reported fiscal issues in both the U.S. and the European Union. As a result, these challenges resulted in a volatile pricing environment for steelmaking raw materials, which directly impacted our 2012 performance.
During 2013, we expect year-over-year steel production to rise in both the U.S. and in China. China's growth will be predicated on continued urbanization and the consequent demand for housing and durable goods. In the U.S., steel demand is expected to increase due to a steadily recovering housing market and improving demand for automotive products. In addition, domestic steel demand should benefit from increased investment in the oil and gas industry.
We continue to expect that Chinese steel production will outpace the growth in Chinese iron ore production, which will face increasing production costs due primarily to diminishing iron ore grades and rising wages. Chinese iron ore, while abundant, is a lower grade containing less than half of the equivalent iron ore content than ore supplied by Australia and Brazil.
The global price of iron ore is influenced heavily by Chinese demand, and the decrease in 2012 of spot market prices reflected economic growth in China, weakened demand from Europe, global political uncertainty and supply of new iron ore. Iron ore spot prices stabilized in the fourth quarter at a level well above historical averages, indicating that global iron ore demand continues to outpace global iron ore supply. The world market benchmark that is most commonly utilized in our sales contracts is the Platts 62 percent Fe fines pricing, which has reflected this trend. The Platts 62 percent Fe fines spot price decreased 23.1 percent to an average price of $130 per ton in 2012. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments as the related contracts are correlated heavily to world benchmark spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted slightly because the pricing in our long-term contracts is mostly structured to be based on 12-month averages ending August 31, with some including contracts that established annual price collars. Additionally, contracts often are priced partially or completely on other indices instead of world benchmark prices.

During 2012, capacity utilization among North American steelmaking facilities improved to an average annual rate of about 75.2 percent when compared to the average annual rate of 74.4 percent in 2011, despite diminishing capacity in the latter half of the year. Both the automotive industry and the growth of the shale gas industry supported U.S. steel demand in 2012, providing sources of healthy demand for our products.
Metallurgical coal prices are influenced heavily by European, Japanese and Chinese demand, which all declined from levels reached in 2011. The decline in demand resulted in decreased low-volatile hard coking coal spot prices from an average of $292 per ton in 2011 to an average of $191 per ton in 2012. The spot price volatility impacts our realized revenue rates for our North American Coal business segment.
Our consolidated revenues for the year ended December 31, 2012 decreased to $5.9 billion, with net loss from continuing operations per diluted share of $6.57. This compares with revenues of $6.6 billion, with net income from continuing operations per diluted share of $11.34, for the comparable period in 2011. Revenues during the year ended December 31, 2012 were impacted primarily by the decrease in market pricing throughout 2012 in comparison to the historically high prices of 2011. Earnings were adversely impacted by impairment charges, establishment of valuation allowances against certain deferred tax assets and higher spending, which were partially offset by total increased iron ore and coal sales volumes at most of our operations around the world.
Growth Strategy
Through a number of strategic acquisitions executed over recent years, we have increased significantly our portfolio of assets, enhancing our production profile and growth project pipeline. Our capital allocation strategy is designed to prioritize among all potential uses of future cash flows in a manner that is most meaningful for shareholders. We plan on using future cash flows to develop organic growth projects and to reduce debt over time. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to our ability to execute our strategic initiatives.
As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we have shifted our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. Our focus is investing in the expansion of our seaborne iron ore production capabilities driven by our belief in the constructive long-term outlook for the seaborne iron ore market. Throughout 2012, we continued to make investments in Bloom Lake, our large-scale seaborne iron ore growth project in Eastern Canada. Maximizing Bloom Lake's production capabilities represents an opportunity to create significant shareholder value. We expect the Phase II expansion at Bloom Lake to meaningfully enhance our future earnings and cash flow generation by increasing sales volume and reducing unit operating costs. Our production ramp-up has made meaningful progress, despite some of the operational challenges experienced during the year. In 2012, we also made significant progress in the construction of Bloom Lake's Phase II concentrator mill. Despite this progress, the year's volatile pricing environment drove us to delay components of Phase II's construction activities and planned startup date.
We also own additional development properties, known as Labrador Trough South located in Quebec, that potentially could allow us to leverage parts of our existing infrastructure in Eastern Canada to supply additional iron ore into the seaborne market in future years if developed.
Our chromite project, located in Northern Ontario, represents an attractive diversification opportunity for us. We advanced the project to the feasibility study stage of development in May of 2012. We expect to build further on the technical and economic evaluations developed in the prefeasibility study stage and improve the accuracy of cost estimates to assess the economic viability of the project, which work is necessary before we can advance to the execution stage of the project. In addition to this large greenfield project, our Global Exploration Group expects to achieve additional growth through early involvement in exploration and development activities by partnering with junior mining companies in various parts of the world. This potentially provides us with low-cost entry points to increase significantly our reserve base and growth production profile.

Recent Developments
Maintaining financial flexibility and preserving our investment-grade credit profile are important elements of our strategy to resume the Phase II expansion at Bloom Lake. Our strategic emphasis on financial flexibility and our investment-grade credit ratings is driven by recent volatility in iron ore prices and the capital intensive nature of the Phase II expansion combined with the increased mining development costs we expect during construction. We believe that by reducing debt, lowering our dividend to enable investing the majority of our future cash flows in the Phase II expansion, solidifying access to our primary source of liquidity, disposing of non-core assets and refinancing near-term debt maturities, we will be in a strong position to resume the Phase II expansion and accelerate the realization of Bloom Lake's significant earnings potential.
Our Board of Directors recently approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our Board of Directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings.
On February 8, 2013, we received unanimous support from our lenders to suspend the total Funded Debt to EBITDA leverage ratio for all quarterly reporting periods in 2013. Within the amendment we will add temporarily a total capitalization and minimum tangible net worth covenant during these periods. We believe this proactive measure provides financial flexibility as we invest in the Phase II expansion at Bloom Lake and reinforces our commitment to maintaining an investment-grade credit rating. It also demonstrates the favorable relationships and transparency we have with our lenders.
On December 27, 2012, our Board of Directors authorized the sale of our 30 percent interest in the Amapá joint venture located in Brazil. During this process, we made a determination that the value of our Amapá interest needed to be adjusted to reflect the fair value of our investment. Subsequently, we recorded a non-cash impairment charge of $365.4 million in our December 31, 2012 financial statements. By disposing of our interest in Amapá, we eliminated the potential for incurring further losses there and enabled us to focus the investment of future cash flows on the Phase II expansion at Bloom Lake.
On December 6, 2012, we successfully raised $500.0 million dollars in public senior notes with an annual interest rate of 3.95 percent and a maturity date in 2018. We used the net proceeds to pay off $325.0 million in private placement notes, which were higher cost and maturing in 2013 and 2015. We used the remainder of the net proceeds to pay down a portion of our revolving credit facility and term loan.
On November 12, 2012, we announced that we finalized the sale of our 45 percent economic interest in the Sonoma coal mine located in Queensland, Australia to our joint venture partners. We divested our interests in the Sonoma mine along with our ownership of the affiliated wash plant. We received approximately AUD$141.0 million in net cash proceeds upon the close of the transaction.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. Latin American Iron Ore, Ferroalloys and our Global Exploration Group operating segments do not meet the criteria for reportable segments. Sonoma, which was sold in the fourth quarter of 2012, previously was reported through our Asia Pacific Coal operating segment, which did not meet the criteria for a reportable segment.

Results of Operations – Consolidated
2012 Compared to 2011
The following is a summary of our consolidated results of operations for the years ended December 31, 2012 and 2011:

	(In Millions)
	2012	2011	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$5,872.7	$6,563.9	$(691.2)
Cost of goods sold and operating expenses	(4,700.6)	(3,953.0)	(747.6)
Sales margin	$1,172.1	$2,610.9	$(1,438.8)
Sales margin %	20.0%	39.8%	(19.8)%
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2012 decreased $691.2 million, or 10.5 percent, from the comparable periods in 2011. The decrease in sales revenue resulted primarily from lower market pricing for our products and the recording of negotiated favorable settlements with certain customers in 2011 that did not recur in 2012. The decrease in revenue was offset partially by higher sales volumes for the majority of our operating segments.
World benchmark pricing heavily influences our revenues each year. The Platts 62 percent Fe fines spot price for iron ore decreased 23.1 percent to an average price of $130 in 2012, which resulted in a decrease of $1,250.7 million of consolidated iron ore revenue in 2012 compared to the prior year. Our realized sales price for our U.S. Iron Ore operations was 15.7 percent lower per ton in 2012 compared to 2011, or a 10.7 percent decrease per ton excluding the impact of 2011 arbitration settlements. The realized sales price for our Eastern Canadian Iron Ore operations was on average 29.0 percent lower per metric ton, compared to the prior year period. Our realized sales price for our Asia Pacific Iron Ore operating segment was on average 32.6 percent and 27.8 percent lower for lump and fines, respectively, over the comparable periods.
The decrease in revenue due to pricing was offset partially by higher sales volumes resulting in increased consolidated revenues of $601.2 million. Our North American Coal operating segment sales volumes increased 56.7 percent. The increase was primarily a result of increased inventory availability in 2012 compared to 2011 as we experienced operational issues at Pinnacle mine and had extensive tornado damage at Oak Grove mine. Our Asia Pacific Iron Ore operating segment sales volumes increased 36.0 percent as a result of the completion of the Koolyanobbing expansion project, which provided additional ore processing and rail and port capabilities. Additionally, our Eastern Canadian Iron Ore sales volumes increased 20.7 percent as a result of incremental tonnage available as a result of our acquisition of Consolidated Thompson in May 2011. Offsetting the aforementioned volume increases was our U.S. Iron Ore operating segment, which had decreased sales volume of 10.8 percent as a result of lower year-over-year domestic demand.
In 2011, an additional $159.2 million of revenue was recognized at our U.S. Iron Ore operating segment resulting from the negotiated settlement we reached with ArcelorMittal USA. During 2011, we finalized the pricing on sales for Algoma’s 2010 pellet nomination, which resulted in an additional $23.4 million of revenues.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the year ended December 31, 2012 was $4,700.6 million, which resulted in an increase of $747.6 million, or 18.9 percent, from the comparable period in 2011. Higher costs as a result of increased sales volumes resulted in increases of $239.3 million and $270.2 million at our Asia Pacific Iron Ore and North American Coal segments, respectively. The increase in the sales volumes at our Eastern Canadian Iron Ore operations as a result of the acquisition of Consolidated Thompson in May 2011 resulted in $168.6 million of additional incremental costs in 2012.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
Following is a summary of other operating income (expense) for the years ended December 31, 2012 and 2011:

	(In Millions)
	2012	2011	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(282.5)	$(248.3)	$(34.2)
Exploration costs	(142.8)	(80.5)	(62.3)
Impairment of goodwill and other long-lived assets	(1,049.9)	(27.8)	(1,022.1)
Consolidated Thompson acquisition costs	—	(25.4)	25.4
Miscellaneous - net	(5.7)	67.9	(73.6)
	$(1,480.9)	$(314.1)	$(1,166.8)
Selling, general and administrative expenses during the year ended December 31, 2012 increased $34.2 million, from the comparable period in 2011. The increase was due primarily to $12.7 million of additional cost associated with legal matters, $11.4 million of higher outside consulting and advisory services costs and $7.9 million of higher information technology and office-related costs.
Exploration costs increased by $62.3 million during the year ended December 31, 2012 from the comparable period in 2011, primarily due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $18.0 million in 2012, over the comparable periods, due to higher spending levels for certain projects that have advanced in the stage of exploration activity. The spending for 2012 was comprised mainly of drilling and professional services expenditures. The increase of $33.7 million in 2012 at our Ferroalloys operating segment was comprised primarily of higher environmental and engineering costs and other feasibility study costs related to the chromite project as we advanced the project from the prefeasibility stage of development in 2011 to feasibility in 2012.
During the fourth quarter of 2012, upon performing our annual goodwill impairment assessments, a goodwill impairment charge of $997.3 million was recorded for our CQIM reporting unit within the Eastern Canadian Iron Ore operating segment. The impairment charge for our CQIM reporting unit was driven by the project’s lower than anticipated long-term profitability coupled with delays in achieving full operational capacity and higher capital and operating costs. Additionally, a goodwill impairment charge of $2.7 million was recorded for our Wabush reporting unit. This charge was primarily a result of downward adjustments to our long-term pricing estimates and higher operating costs due to lower production. In comparison, during 2011, upon performing our annual goodwill impairment test, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit within the North American Coal operating segment. The impairment charge for the CLCC reporting unit was driven by our overall outlook on coal pricing in light of economic conditions, increases in our anticipated costs to bring the Lower War Eagle mine into production and increases in our anticipated sustaining capital cost for the lives of the CLCC mines that currently are operating.

During 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $25.4 million, which were comprised primarily of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.
Miscellaneous – net decreased by $73.6 million during the year ended December 31, 2012 from the comparable period in 2011. A decrease of $23.2 million was due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. Various other contractual issues in our Eastern Canadian Iron Ore operating segment resulted in approximately $29.0 million of additional expense in 2012. Additionally, driven by the disposal of assets, we also recognized lower year-over-year gains of $17.9 million.
Other Income (Expense)
Following is a summary of other income (expense) for the years ended December 31, 2012 and 2011:

	(In Millions)
	2012	2011	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$(0.1)	$101.9	$(102.0)
Interest expense, net	(195.6)	(206.2)	10.6
Other non-operating income (expense)	2.7	(2.0)	4.7
	$(193.0)	$(106.3)	$(86.7)
The favorable changes in the fair value of our foreign currency exchange contracts held as economic hedges during 2011 in the Statements of Consolidated Operations primarily were a result of hedging a portion of the purchase price for the acquisition of Consolidated Thompson by entering into Canadian dollar foreign currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign currency exchange forward contracts and an option contract for the year ended December 31, 2011 resulted in net realized gains of $93.1 million, realized upon the maturity of the related contracts.
The decrease in interest expense in 2012 compared to 2011 is attributable mainly to $38.3 million related to the termination of the bridge credit facility during the year ended December 31, 2011. The decrease was offset partially by make-whole payments during 2012 when we retired the five-year and seven-year private placement notes of $15.1 million. It was further offset by a full year of interest expense on our $1.0 billion public offering of senior notes completed in two tranches in March and April 2011, resulting in an incremental increase of $12.5 million. Additionally, we capitalized interest of $15.4 million during the year ended December 31, 2012 compared to $1.7 million in 2011. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2012 and 2011:

	(In Millions)
	2012	2011	Variance
Income tax (expense) benefit	$(255.9)	$(407.7)	$151.8
Effective tax rate	(51.0)%	18.6%	(69.6)%

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2012	2011
Tax at U.S. statutory rate of 35 percent	$(175.6)	$766.7
Increases/(Decreases) due to:
Foreign exchange remeasurement	62.3	(62.6)
Non-taxable loss (income) related to noncontrolling interests	61.0	(63.6)
Impact of tax law change	(357.1)	—
Percentage depletion in excess of cost depletion	(109.1)	(153.4)
Impact of foreign operations	65.2	(44.0)
Income not subject to tax	(108.0)	(67.5)
Goodwill impairment	202.2	—
Non-taxable hedging income	—	(32.4)
State taxes, net	7.3	7.5
Manufacturer's deduction	(4.7)	(11.9)
Valuation allowance	634.5	49.5
Tax uncertainties	(14.8)	17.7
Other items - net	(7.3)	1.7
Income tax expense	$255.9	$407.7
In 2012, our income tax expense decreased by $151.8 million compared to 2011. The reduction in income tax is due primarily to a significant decrease in our global pre-tax book income combined with the impact of consistent permanent book tax differences, such as percentage depletion, on decreased global pre-tax book income as compared to the prior year. This reduction is offset, however, by other significant items that occurred throughout the year. We concluded that it was not more likely than not that the deferred tax asset related to the Alternative Minimum Tax Credit would be utilized and a full valuation allowance in the amount of $226.4 million was recorded in the fourth quarter. Annually in the fourth quarter, we evaluate our long range income forecasts; as this long range forecast is a critical data point, the Company updated its evaluation of its Alternative Minimum Tax Credit carryforward, concluding a full valuation allowance was required to state the credit at its net realizable value.
Additionally, currency elections made during 2012 impacted the remeasurement of deferred tax assets and liabilities resulting in a net tax expense of $60.5 million. Finally, the book goodwill impairment related to the Bloom Lake reporting unit in the amount of $997.3 million is non-deductible for tax purposes and as a result no tax benefit has been recorded for this charge.
The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law.
The MRRT commenced on July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. As a result of the legislation, based on valuations and modeling carried out on our Australian projects, the starting base deferred tax asset was determined to be $357.1 million. We determined that this deferred tax asset was not realizable based upon updated long-range income forecasts and, as a result a full valuation allowance was established. The net impact of MRRT to the results of operations for the full year is nominal. Additionally, based on current estimations of the MRRT, we expect that this tax will have no effect on our income tax expense for the life of our current Australian mining operations.
See NOTE 15 - INCOME TAXES for further information.

Equity Income (Loss) from Ventures
Equity loss from ventures for the year ended December 31, 2012 of $404.8 million compares to equity income from ventures for the year ended December 31, 2011 of $9.7 million. The equity loss from ventures for 2012 is comprised primarily of an impairment charge of $365.4 million related to our 30 percent ownership interest in Amapá, the sale of which the board approved in December 2012. We expect the sale to close during the first half of 2013. Additionally, our equity loss consisted of our share of operating losses of $31.4 million for the year ended December 31, 2012, compared with operating income of $32.4 million for the same period in 2011. Amapá’s equity loss from operations in 2012 is attributable primarily to our share of a settlement charge taken in the third quarter of 2012 for the termination of a transportation agreement that resulted in a $10.2 million loss and a $5.5 million adjustment related to tax credits that we were determined would not be realizable. Additionally, although sales volumes exceeded the prior year, sales margin was lower primarily as a result of decreases in market pricing and sales mix. The equity income from Amapá for the year ended December 31, 2011 was offset partially by the impairment of $19.1 million recorded on our investment in AusQuest in which, at December 31, 2011, we had a 30 percent ownership interest.
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax
Income (loss) and gain on sale from discontinued operations, net of tax is comprised of the gain on the sale of Sonoma, the loss on the operations of the 45 percent economic interest in Sonoma through the sale on November 12, 2012, and the loss on the operations at the renewaFUEL biomass production facility. The sale of Sonoma resulted in a net gain of $38.0 million that was recorded upon the completion of the sale on November 12, 2012. The Sonoma joint venture operations resulted in a net loss of $2.1 million and net income of $38.6 million for the years ended December 31, 2012 and 2011, respectively. The change in operations year-over-year mainly is attributed to unfavorable sales price and mix.
The renewaFUEL operations resulted in a loss of $0.1 million for the year ended December 31, 2012, compared to a loss of $18.5 million, net of $9.2 million in tax benefits for the year ended December 31, 2011, which included a $16.0 million impairment charge, taken to write down the renewaFUEL assets to fair value.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at Bloom Lake and the Empire mining operations. Bloom Lake experienced a net loss of $1,147.9 million, of which $252.0 million was attributable to the noncontrolling interest in 2012 compared to net income during 2011 of $186.8 million, of which $56.9 million was attributable to the noncontrolling interest. This net loss in 2012 was driven by an impairment of goodwill of $997.3 million, of which $249.3 million was allocated to the noncontrolling interest. This would not have impacted earnings comparably in 2011.
The Empire mining venture had net income of $116.9 million, of which $25.9 million was attributable to the noncontrolling interest in 2012. This compares to net income of $501.8 million during 2011, of which $136.6 million was attributable to the noncontrolling interest. The reduction was driven by the 2012 curtailed production and decreased year-over-year pricing.

2011 Compared to 2010
The following is a summary of our consolidated results of operations for the years ended December 31, 2011 and 2010:

	(In Millions)
	2011	2010	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$6,563.9	$4,483.8	$2,080.1
Cost of goods sold and operating expenses	(3,953.0)	(3,025.1)	(927.9)
Sales margin	$2,610.9	$1,458.7	$1,152.2
Sales margin %	39.8%	32.5%	7.3%
Revenues from Product Sales and Services
Sales revenue in 2011 increased $2.1 billion, or 46.4 percent, from 2010. The increase in sales revenue was due primarily to higher pricing related to our iron ore segments. At our U.S. Iron Ore operating segment in April 2011, we reached a negotiated settlement with ArcelorMittal USA with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The settlement included a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal USA steelmaking facilities in North America during both 2009 and 2010 and resulted in an additional $280.9 million of revenue at our U.S. Iron Ore operating segment during 2011. Revenues also included the impact of $23.4 million related to the finalization of pricing on sales for Algoma’s 2010 pellet nomination that occurred during the first half of 2011. Our realized sales price for our U.S. Iron Ore operations during 2011 was an average increase per ton of 40 percent over 2010, or an increase per ton of 28 percent excluding the impact of the arbitration settlement with ArcelorMittal USA. The realized sales price for our Eastern Canadian Iron Ore operations was on average a nine percent increase per metric ton for 2011 when compared to 2010. In 2011, our Eastern Canadian Iron Ore sales included both iron ore pellets and concentrate, whereas our 2010 sales only included iron ore pellets. The increase in our realized price during 2011 at our Asia Pacific Iron Ore operating segment was on average a 38 percent and 24 percent increase for lump and fines, respectively, over the prior year.
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
Refer to “Results of Operations — Segment Information” for additional information regarding the specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses was $4.0 billion in 2011, an increase of $927.9 million, or 30.6 percent compared with 2010. The increase primarily was attributable to higher sales volumes at our Eastern Canadian Iron Ore and North American Coal business operations as a result of acquisitions in 2011 and 2010, respectively. The increase in the sales volumes at Eastern Canadian Iron Ore, due to the acquisition of Consolidated Thompson, resulted in $431.0 million of additional costs in 2011, and the increase in sales volumes at North American Coal, due to the acquisition of CLCC, resulted in incremental cost increases of $138.7 million when compared to 2010. Cost of goods sold and operating expenses also were impacted by cost rate increases of $112.1 million, $61.6 million and $75.8 million, respectively, at U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore segments. These cost increases were primarily a result of higher expenditures on plant repairs and maintenance, increased mining costs and higher energy costs in 2011. In addition, costs were negatively impacted by $72.2 million and $18.4 million of unfavorable foreign exchange rates at our Asia Pacific Iron Ore and Eastern Canadian Iron Ore segments, respectively, when compared to 2010.
Refer to “Results of Operations — Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
Following is a summary of other operating income (expense) for the years ended December 31, 2011 and 2010:

	(In Millions)
	2011	2010	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(248.3)	$(171.7)	$(76.6)
Consolidated Thompson acquisition costs	(25.4)	—	(25.4)
Impairment of goodwill and other long-lived assets	(27.8)	—	(27.8)
Exploration costs	(80.5)	(33.7)	(46.8)
Miscellaneous — net	67.9	(20.5)	88.4
	$(314.1)	$(225.9)	$(88.2)
Selling, general and administrative expenses in 2011 increased $76.6 million over the same periods in 2010. These increases primarily were due to additional selling, general and administrative expenses of $14.9 million related to our Montreal office and service activities related to our Bloom Lake operations, which we acquired in May 2011, and $29.1 million of higher employee compensation in 2011. The increase was also impacted by $27.0 million of higher technology and office-related costs and higher outside services costs, primarily comprised of legal and information technology consulting. The increases to selling, general and administrative expenses were offset slightly by a $4.5 million decrease in our partner profit-sharing expenses incurred during 2011.
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

The increase in exploration costs of $46.8 million for year ended December 31, 2011 over the prior year primarily was due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $28.3 million in 2011 related to our involvement in exploration activities, as the group focuses on identifying mineral potential for future development or projects that are intended to add significant value to existing operations. The increases at our Ferroalloys operating segment primarily were comprised of increases in environmental and engineering costs and other prefeasibility costs in 2011 of $22.5 million.
Miscellaneous — net income increased $88.4 million for the year ended December 31, 2011 over 2010. The increase primarily was attributable to the $20.0 million gain we recognized on foreign currency remeasurement of monetary assets and liabilities in our Australian and Canadian operations during 2011 as compared to the $39.1 million loss recognized in 2010. Additionally, we recognized incremental income of $16.1 million during 2011 from the sale of certain assets, including those assets related to our ownership of Cliffs Erie. We also recognized $13.7 million of insurance recoveries net of casualty losses related to the tornado damage at our Oak Grove mine in April 2011.
Other Income (Expense)
Following is a summary of other income (expense) for the years ended December 31, 2011 and 2010:

	(In Millions)
	2011	2010	Variance Favorable/ (Unfavorable)
Gain on acquisition of controlling interest	$—	$40.7	$(40.7)
Changes in fair value of foreign currency contracts, net	101.9	39.8	62.1
Interest expense, net	(206.2)	(59.4)	(146.8)
Other non-operating income (expense)	(2.0)	12.5	(14.5)
	$(106.3)	$33.6	$(139.9)
As a result of acquiring the remaining ownership interests in Freewest and Wabush during the first quarter of 2010, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition. The fair value of our previous 12.4 percent interest in Freewest was $27.4 million on January 27, 2010, the date of acquisition, resulting in a gain of $13.6 million being recognized in 2010. The fair value of our previous 26.8 percent equity interest in Wabush was $38.0 million on February 1, 2010, resulting in a gain of $25.0 million also being recognized in 2010. Refer to NOTE 6 - ACQUISITIONS AND OTHER INVESTMENTS for further information.
The favorable changes in the fair value of our foreign-currency exchange contracts held as economic hedges during 2011 in the Statements of Consolidated Operations primarily were a result of hedging a portion of the purchase price for the acquisition of Consolidated Thompson through Canadian dollar foreign-currency exchange forward contracts and an option contract. The favorable changes in fair value of these Canadian dollar foreign-currency exchange forward contracts and option contract for the year ended December 31, 2011 were a result of net realized gains of $93.1 million realized upon the maturity of the related contracts during the second quarter of 2011. In addition, favorable changes in the fair value of our Australian dollar foreign-currency contracts resulted in net realized gains of $43.0 million for the year ended December 31, 2011, based upon the maturity of $215 million of outstanding contracts during the period. Of these gains, $34.9 million were recognized in previous periods as mark-to-market adjustments as part of the changes in fair value of these instruments. Favorable changes in the fair value of our outstanding Australian dollar foreign-currency contracts resulted in mark-to-market adjustments of $0.7 million for the year ended December 31, 2011, based upon the Australian to U.S. dollar spot rate of 1.02 as of December 31, 2011. The spot rate as of the end of 2011 remained flat when compared to the Australian to U.S. dollar spot rate of 1.02 as of December 31, 2010.

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

(1) Includes collar options. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
The increase in interest expense in 2011 compared with 2010 is attributable to higher debt levels to support acquisition activity. This included the recognition of a full year of interest expense in 2011 related to the $1 billion public offering of senior notes that was completed in September 2010 consisting of two tranches: a $500 million 10-year tranche at a 4.80 percent fixed interest rate and a $500 million 30-year tranche at a 6.25 percent fixed interest rate. We completed an additional $1 billion public offering of senior notes during the first half of 2011 consisting of two tranches: a $700 million 10-year tranche at a 4.875 percent fixed interest rate and a $300 million 30-year tranche at a 6.25 percent fixed interest rate. These 2011 public offerings were completed in March and April 2011, respectively. During the second quarter of 2011, we borrowed $1.25 billion under the five-year term loan and we terminated the bridge credit facility that we entered into to provide a portion of the financing for the acquisition of Consolidated Thompson. The termination of the bridge credit facility resulted in the recognition of $38.3 million of debt issuance cost related to the bridge credit facility during 2011. In August 2011, we entered into a five-year unsecured amended and restated multicurrency credit agreement that resulted in, among other things, a $1.75 billion revolving credit facility that was used to pay down $250 million of the term loan. The weighted average annual interest rate under the revolving credit facility and the term loan was 1.84 percent and 1.40 percent, respectively, from each of the respective borrowing dates through December 31, 2011. All amounts outstanding under the revolving credit facility were repaid in full on December 12, 2011. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.
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

	(In Millions)
	2011	2010
Income tax (expense) benefit	$(407.7)	$(282.5)
Effective tax rate	18.6%	22.3%

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2011	2010
Tax at U.S. statutory rate of 35 percent	$766.7	$443.2
Increases/(Decreases) due to:
Foreign exchange remeasurement	(62.6)	—
Non-taxable income related to noncontrolling interests	(63.6)	—
Impact of tax law change	—	16.1
Percentage depletion in excess of cost depletion	(153.4)	(103.1)
Impact of foreign operations	(44.0)	(89.0)
Legal entity restructuring	—	(87.4)
Income not subject to tax	(67.5)	—
Non-taxable hedging income	(32.4)	—
State taxes, net	7.5	3.1
Manufacturer's deduction	(11.9)	—
Valuation allowance	49.5	83.3
Tax uncertainties	17.7	27.7
Other items - net	1.7	(11.4)
Income tax expense	$407.7	$282.5
Our tax provision for the years ended December 31, 2011 and 2010 was $407.7 million, for an 18.6 percent effective tax rate, and $282.5 million, for a 22.3 percent effective tax rate, respectively. The difference in the effective tax rate for 2011 compared with 2010 is primarily a result of the inclusion of the remeasurement of foreign deferred tax assets and liabilities related to the Consolidated Thompson acquisition, the non-taxable income related to our noncontrolling interest in partnerships, income not subject to tax and the change in the valuation allowance relating to ordinary losses of certain foreign operations for which utilization is currently uncertain.
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
See NOTE 15 - INCOME TAXES for further information.

Equity Income (Loss) from Ventures
Equity income (loss) from ventures primarily was comprised of our share of the results from Amapá and AusQuest, for which at December 31, 2011 and 2010, we had a 30 percent ownership interest in each. The equity income (loss) from ventures for the year ended December 31, 2011 of $9.7 million compares to equity income (loss) from ventures for year ended December 31, 2010 of $13.5 million. The equity income for 2011 primarily was comprised of our share of the operating results of our equity method investment in Amapá, which consisted of operating income of $32.4 million for year ended December 31, 2011, compared with operating income of $17.2 million for 2010. Amapá’s equity income increased during 2011 due to increased sales volume and higher pricing. This equity income was offset partially by the impairment taken on our investment in AusQuest of $19.1 million during 2011 related to the decline in the fair value of our ownership interest, which was determined to be other than temporary. We evaluated the severity of the decline in the fair value of the investment as compared to our historical carrying amount, considering the broader macroeconomic conditions and the status of current exploration prospects, and could not reasonably assert that the impairment period would be temporary.
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax
The Sonoma joint venture operations resulted in net income of $38.6 million and $25.6 million for the years ended December 31, 2011 and 2010, respectively. The increase was a result of favorable pricing partially offset by lower volume.
The renewaFUEL operations resulted in a loss of $27.7 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. The 2011 loss included a $16.0 million impairment charge, taken to write down the renewaFUEL assets to fair value.
Noncontrolling Interest
Noncontrolling Interest is comprised of the 25 percent noncontrolling interest related to Bloom Lake and the 21 percent noncontrolling interest related to the Empire mining venture. WISCO is a 25 percent partner in Bloom Lake, resulting in a noncontrolling interest adjustment of $56.9 million for the year ended December 31, 2011 for WISCO’s ownership percentage. A subsidiary of ArcelorMittal USA is a 21 percent partner in the Empire mining venture, resulting in a noncontrolling interest adjustment of $136.6 million for the year ended December 31, 2011 for ArcelorMittal USA’s ownership percentage. The noncontrolling interest adjustment for ArcelorMittal USA’s ownership percentage has been recognized prospectively as of September 30, 2011. See NOTE 1 - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES for further information.
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

2012 Compared to 2011
U.S. Iron Ore
Following is a summary of U.S. Iron Ore results for the years ended December 31, 2012 and 2011:

	(In Millions)
			Change due to
	Year Ended December 31,		ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Freight and reimburse-ment	Total change
	2012	2011
Revenues from product sales and services	$2,723.3	$3,509.9	$(159.2)	$(299.3)	$(354.7)	$—	$26.6	$(786.6)
Cost of goods sold and operating expenses	(1,747.1)	(1,830.6)	—	(41.6)	175.1	(23.4)	(26.6)	83.5
Sales margin	$976.2	$1,679.3	$(159.2)	$(340.9)	$(179.6)	$(23.4)	$—	$(703.1)
Sales tons (1)	21.6	24.2
Production tons (1):
Total	29.5	31.0
Cliffs’ share of total	22.0	23.7
(1) Long tons of pellets (2,240 pounds).
Sales margin for U.S. Iron Ore was $976.2 million for the year ended December 31, 2012, compared with a sales margin of $1,679.3 million for the year ended December 31, 2011. The decline compared to the prior year is attributable to a decrease in revenue of $786.6 million, offset by a slight decrease in cost of goods sold and operating expenses of $83.5 million. A decrease in revenue of $299.3 million for the year ended December 31, 2012 was a result of a decreased sales price due to changes in the market, as previously discussed, compared to the prior year period. The decrease in revenue also was impacted by the ArcelorMittal USA price re-opener settlement, which caused revenue to increase $159.2 million in 2011. Additionally, the Algoma 2010 nomination sales price “true-up” arbitration agreement resulted in an additional $23.4 million of revenue in 2011. Our realized sales price during the year ended December 31, 2012 was an average decrease per ton of 15.7 percent over the same period in 2011, or an average decrease per ton of 10.7 percent, excluding the impact of the arbitration settlements.
Sales volumes decreased by $354.7 million in 2012 over the same period in 2011 primarily due to lower year-over-year domestic demand, the majority of the decline resulting from specific customer financial difficulties. We have not delivered this tonnage in the export market, due to reductions in market pricing.
Cost of goods sold and operating expenses in 2012 decreased $110.1 million, excluding the increase of $26.6 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Lower sales volumes that resulted in decreased costs of $175.1 million compared to the comparable prior year period.

•
Partially offset by increased costs of $41.6 million in our pellet operation primarily caused by increased production costs which was mainly triggered by higher labor costs of $28.1 million driven by pension, OPEB and profit sharing rate increases and an increase of $24.8 million related to mine development at our Michigan operations. The increased costs were offset partially by the sale of fines at our Michigan operations.

Production
Four of the five U.S. Iron Ore mines primarily operated at full capacity during the year ended December 31, 2012 to ensure that we were positioned to meet customer demand. As previously announced, we curtailed production at the Empire mine near the end of the second quarter of 2012 as a result of decreased demand by one of our customers that resulted in a decrease in Empire's production of 57.6 percent during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Production at Empire resumed late in the third quarter of 2012.

During the year ended December 31, 2012, our Northshore mine production was impacted negatively by unforeseen power outages as well as infrastructure failures due to storms that resulted in a decrease in Northshore’s production of 8.5 percent during the year ended December 31, 2012 as compared to the year ended December 31, 2011.
As previously announced, two of the four production lines at Northshore were idled beginning January 5, 2013. We will additionally temporarily idle production at the Empire mine beginning in the second quarter of 2013 in the form of an extended summer shutdown.
Eastern Canadian Iron Ore
Following is a summary of Eastern Canadian Iron Ore results for the years ended December 31, 2012 and 2011:

	(In Millions)
			Change due to
	Year Ended December 31,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Exchange Rate	Total change
	2012	2011 (1)
Revenues from product sales and services	$1,008.9	$1,178.1	$(387.4)	$218.2	$—	$—	$(169.2)
Cost of goods sold and operating expenses	(1,130.3)	(887.2)	(130.8)	(136.5)	13.8	10.4	(243.1)
Sales margin	$(121.4)	$290.9	$(518.2)	$81.7	$13.8	$10.4	$(412.3)
Sales metric tons (2)	8.9	7.4
Production metric tons (2)	8.5	6.9
(1) Consolidated Thompson was acquired on May 12, 2011.
(2) Metric tons (2,205 pounds).
We reported sales margin loss for Eastern Canadian Iron Ore of $121.4 million for the year ended December 31, 2012, compared with a sales margin of $290.9 million for the year ended December 31, 2011. The reduction, compared with the same period last year, is attributable to lower realized sales price while experiencing increased costs. Eastern Canadian Iron Ore sold 8.9 million metric tons during the year ended December 31, 2012 compared with 7.4 million metric tons last year. This increase in sales volume is attributable directly to 1.8 million metric tons of incremental sales in 2012 due to the acquisition of Consolidated Thompson in May 2011, resulting in $267.7 million of additional sales volume revenue for the year ended December 31, 2012. The increased sales volumes provided through the acquisition were offset partially by lower sales volumes at Wabush due to reduced customer nominations and production shortfalls associated with equipment failure downtime during the year ended December 31, 2012. This resulted in a reduction of revenue of $49.5 million compared to the year ended December 31, 2011. In addition, sales price decreased by $387.4 million when compared to 2011. The Eastern Canadian Iron Ore realized sales price was, on average, a 29.0 percent decrease per metric ton, primarily due to a decrease in the Platts benchmark pricing, as previously discussed, compared to the same period in 2011. Although sales price has had the most significant impact on our revenues, we also sold a higher mix of concentrate product, which generally realizes a lower sales price than iron ore pellets.
Higher cost of goods sold and operating expenses during the year ended December 31, 2012 increased from the same period last year by $243.1 million primarily due to:

•
Significant increase in sales volume as a result of the acquisition of Consolidated Thompson in May 2011, resulting in $168.6 million of additional cost for the year ended December 31, 2012, partially offset by lower Wabush pellet sales volumes, which resulted in lower costs of $32.1 million compared to the same period in 2011.

•	Increased costs of $112.2 million in our concentrate operation primarily caused by increased production costs, which were mainly triggered by higher spending of $79.7 million on contractors and repairs and maintenance, an increase of $16.0 million caused by higher mine development and $5.7 million of increased rail transportation charges.

•
Increased costs of $78.3 million in our pellet operation primarily caused by increased production costs, which were mainly triggered by higher spending of $38.6 million on contractors and repairs and maintenance, an increase of $20.9 million caused by lower concentrator throughput and $10.7 million of increased energy costs.

•
The year-over-year cost increase was offset partially by the non-recurring adjustment recorded in 2011 in which we amortized an additional $59.8 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

Production
The increase in production levels over the comparable prior year period is the result of the incremental tonnage available from the Bloom Lake operations from our acquisition of Consolidated Thompson in May 2011 offset by decreased production at Wabush. Bloom Lake produced 5.4 million metric tons of iron ore concentrate during the year ended December 31, 2012 compared to 3.5 million metric tons in our ownership period in 2011. Production at Wabush declined to 3.1 million metric tons of iron ore pellets in 2012 compared to 3.4 million metric tons during the prior year as a result of lower throughput due to challenging ore characterization and operational issues that have resulted in downtime for maintenance and repairs during the year ended December 31, 2012, as compared to the prior year.
As a component of the long-term commercial marketing strategy for Bloom Lake mine, we have determined that producing a premium, higher-grade iron ore concentrate is expected to position the mine to achieve greater profitability for the longer term based on current market demands. The process of producing a premium, higher-grade product impacts the overall iron ore recovery rate, requiring a lower actual production rate for the mine, but is expected to increase operational stability. Our previously stated annual production expectation for Bloom Lake Phase I was 8.0 million tons per year. Based on the operating adjustments required to achieve the premium, higher-grade product, we now expect the annual production capacity for Phase I of Bloom Lake mine to be approximately 7.2 million tons.
As previously announced, at the Bloom Lake mine we are delaying certain components of the Phase II expansion, including the completion of the concentrator and load out facility. Several other projects designed to support both Phase I and Phase II are continuing as planned. These projects include: pre-stripping mine development, an overland conveyor system, an in-pit crusher and tailing and water management infrastructure. Depending on market conditions, we expect to complete Phase II construction in 2014.

Asia Pacific Iron Ore
Following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2012 and 2011:

	(In Millions)
	Year Ended		Change due to
	December 31,		Sales Price and Rate	Sales Volume	Exchange Rate	Total change
	2012	2011
Revenues from product sales and services	$1,259.3	$1,363.5	$(564.0)	$457.7	$2.1	$(104.2)
Cost of goods sold and operating expenses	(948.3)	(664.0)	(41.7)	(239.3)	(3.3)	(284.3)
Sales margin	$311.0	$699.5	$(605.7)	$218.4	$(1.2)	$(388.5)
Sales metric tons (1)	11.7	8.6
Production metric tons (1)	11.3	8.9
(1) Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.
Sales margin for Asia Pacific Iron Ore decreased to $311.0 million during the year ended December 31, 2012 compared with $699.5 million for 2011. Revenue decreased in 2012 primarily as a result of a decrease in the Platts market benchmark pricing for iron ore in comparison to 2011 and was offset partially by higher sales volume. The change in our realized price for the year ended December 31, 2012 compared to 2011 was on average a 32.6 percent and 27.8 percent decrease per metric ton for our standard lump and fines, respectively. Additionally, due to limited standard grade ore product availability during 2012, we processed and shipped low-grade iron ore product. During the year ended December 31, 2012, we shipped approximately 1.3 million metric tons of low-grade iron ore. The average realized price for the low-grade iron ore was approximately 29.9 percent lower than the sales price of our standard iron ore sold during the year ended December 31, 2012.
Sales volume during the year ended December 31, 2012 increased to 11.7 million metric tons compared with 8.6 million metric tons in 2011, resulting in an increase in revenue of $457.7 million. Increased port and rail capacity made available through the completion of our Koolyanobbing expansion project allowed more tonnage to be shipped. These shipments included an additional 1.8 million metric tons of standard lump and fines and 1.3 million metric tons of low-grade iron ore product in 2012 over the prior year.
Cost of goods sold and operating expenses in 2012 increased $284.3 million compared to 2011 primarily as a result of:

•	Higher sales volumes resulting in higher costs of $239.3 million compared to prior year.

•
Higher mining costs of $53.0 million mainly attributable to increased volume and stripping costs and higher logistic costs of $24.6 million due to higher haulage and railed tons compared to the prior year period.

•	Higher depreciation costs of $22.9 million mainly attributable to increased fixed assets related to the Koolyanobbing expansion project.

•	Partially offset by lower royalties of $35.3 million and lower Cockatoo Island mining costs in 2012 of $24.5 million due to the winding down of Stage 3 mining.

Production
Production at Asia Pacific Iron Ore increased by 26.2 percent in 2012 when compared to 2011. The completion of the Koolyanobbing expansion project provided additional ore processing and rail and port capabilities that drove this performance increase. Koolyanobbing production increased 29.6 percent which included approximately 1.3 million metric tons of low-grade iron ore during the year ended December 31, 2012. We completed the mining of Stage III and sold our interest in Cockatoo Island at the end of the third quarter of 2012 which resulted in a decrease of 14.6 percent in total production during 2012 compared to 2011.
North American Coal
Following is a summary of North American Coal results for the years ended December 31, 2012 and 2011:

	(In Millions)
			Change Due to
	Year Ended December 31,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Freight and reimbursement	Total change
	2012	2011
Revenues from product sales and services	$881.1	$512.1	$6.3	$280.0	$—	$82.7	$369.0
Cost of goods sold and operating expenses	(882.9)	(570.5)	(17.5)	(270.2)	58.0	(82.7)	(312.4)
Sales margin	$(1.8)	$(58.4)	$(11.2)	$9.8	$58.0	$—	$56.6
Sales tons (1)	6.5	4.2
Production tons (1)	6.4	5.0
(1) Tons are short tons (2,000 pounds).
Sales margin for North American Coal increased to a loss of $1.8 million during the year ended December 31, 2012, compared to the loss of $58.4 million in 2011. Revenue during the year ended December 31, 2012 increased 72.1 percent over the prior year period to $881.1 million primarily due to higher sales volumes during 2012. North American Coal sold 6.5 million tons during the year ended December 31, 2012 compared with 4.2 million tons last year resulting in an increase in revenue of $280.0 million. Increased inventory availability and sales volume in 2012 was a result of the 2011 operational issues at Pinnacle mine and tornado damage at Oak Grove mine, plus strong production performance in 2012 compared to the prior year. Our realized price for the year ended December 31, 2012 at our North American Coal operating segment remained flat year-over-year. Product sales mix for low-volatile, high-volatile and thermal coal were 68.1 percent, 19.9 percent and 12.0 percent, respectively, in 2012 compared to 38.6 percent, 31.4 percent and 30.0 percent for the comparable period in 2011. The realized sales price per ton was, on average, a 13.8 percent decrease, 4.1 percent decrease and 5.5 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the comparable prior year period.
Cost of goods sold and operating expenses in 2012 increased $229.7 million, excluding the increase of $82.7 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulting in a cost increase of $270.2 million.

•	Increase in costs due to a $24.4 million LCM inventory write-down primarily driven by a softening market in both low- and high-volatility metallurgical coal.

•
During the year ended December 31, 2011, fixed costs of $58.0 million being recorded as idle costs as there were operational issues caused by carbon monoxide at the Pinnacle mine and the effects of the April 2011 tornado at Oak Grove mine, which both resulted in temporary production curtailments. These fixed costs would be included in the rate during 2012 as we did not experience similar temporary production curtailments.

Production
Increased low-volatile metallurgical coal production levels in 2012 were achieved at the Pinnacle and Oak Grove mines. Pinnacle mine’s increased production of 81.1 percent compared to the prior year is a result of positive longwall production performance during the current year and depressed production in the prior year due to elevated carbon monoxide levels. Oak Grove mine’s production levels for the year ended December 31, 2012 increased by 57.2 percent due mainly to the installation of a new longwall shearer during 2012. Additionally, Oak Grove mine’s preparation plant was impacted negatively by the effects of the April 2011 tornado. The production levels at the Oak Grove preparation plant resumed operating at partial capacity in January 2012 and reached normal operating levels during April 2012. High-volatile metallurgical coal production levels at CLCC in 2012 remained consistent in comparison to 2011. During 2012, we experienced a decline in the demand for thermal coal used in power generation. Accordingly, on June 15, 2012, we reduced production at our thermal mine to one shift to align production with customer requirements and existing supply agreements.

2011 Compared to 2010
U.S. Iron Ore
Following is a summary of U.S. Iron Ore results for years ended December 31, 2011 and 2010:

	(In Millions)
			Change due to
	2011	2010	ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/ Production volume variance	Freight and reimburse-ments	Total change
Revenues from product sales and services	$3,509.9	$2,443.7	$280.9	$662.9	$121.5	$—	$0.9	$1,066.2
Cost of goods sold and operating expenses	(1,830.6)	(1,655.3)	—	(112.1)	(76.0)	13.7	(0.9)	(175.3)
Sales margin	$1,679.3	$788.4	$280.9	$550.8	$45.5	$13.7	$—	$890.9
Sales tons (1)	24.2	23.0
Production tons (1):
Total	31.0	28.1
Cliffs’ share of total	23.7	21.5
(1) Long tons of pellets (2,240 pounds).
Sales margin for U.S. Iron Ore was $1.7 billion for 2011, compared with a sales margin of $788.4 million for 2010. The improvement over 2010 was attributable to an increase in revenue of $1.1 billion, offset partially by an increase in cost of goods sold and operating expenses of $175.3 million. The increase in revenue was a result of improvements in sales prices and volumes, as well as the ArcelorMittal USA price re-opener settlement, which caused revenue to increase $662.9 million, $121.5 million and $280.9 million, respectively, over 2010. The increase in sales price was driven by higher market pricing during 2011. Sales prices realized at U.S. Iron Ore were positively impacted by the industry’s shift toward shorter-term pricing arrangements linked to the spot market and by sales tons to seaborne customers at market-based rates. Historically, U.S. Iron Ore has not provided sales tons to seaborne customers. We provided 1.2 million sales tons to seaborne customers in 2011 compared to 0.3 million sales tons in 2010. In addition, revenue in 2011 included $178.0 million related to supplemental contract payments compared with $120.2 million in 2010. The overall increase between years relates to the estimated rise in average annual hot band steel pricing for one of our U.S. Iron Ore customers. As previously disclosed, we reached a negotiated settlement with ArcelorMittal USA in April 2011 with respect to our previously disclosed arbitrations and litigation regarding price re-opener entitlements for 2009 and 2010 and pellet nominations for 2010 and 2011. The financial results for the first half of 2011 included $255.6 million of the price re-opener settlement, with an additional $25.3 million recognized during the latter half of 2011 upon the shipment of additional tons under the 2010 pellet nomination.

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
Cost of goods sold and operating expenses in 2011 increased $175.3 million from the prior year predominantly as a result of:

•	Higher cost rates of $112.1 million during 2011 primarily due to:

◦	Increased mining costs of $40.0 million;

◦	Higher spending for maintenance and repair projects of $29.6 million;

◦	Increased depreciation of $30.5 million and;

◦	Higher energy rates of $50.9 million;

◦
Offset partially by improved cost leverage driving down the cost rate by $43.6 million at some of our mines as production volume increased and by the liquidation of $10.6 million of previous LIFO layers that were at lower rates.

•	Higher sales volumes also resulted in higher costs of $76.0 million compared to 2010.
See NOTE 1 - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding the accounting adjustments for the Empire partnership arrangement.
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

Eastern Canadian Iron Ore
Following is a summary of Eastern Canadian Iron Ore results for years ended December 31, 2011 and 2010:

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
(3) Metric tons (2,205 pounds).
Sales margin for Eastern Canadian Iron Ore was $290.9 million for 2011, compared with a sales margin of $133.6 million for 2010. The improvement over 2010 was attributable to an increase in revenue of $700.4 million, primarily due to the acquisition of Consolidated Thompson. Eastern Canadian Iron Ore sold 7.4 million metric tons during 2011 compared with 3.3 million metric tons during 2010. This increase in sales volume was attributable directly to 3.9 million metric tons of additional sales due to the acquisition of Consolidated Thompson, resulting in $571.0 million of additional revenue for 2011. In addition, sales volumes at Wabush resulted in $37.5 million of additional revenue over 2010 driven largely by increased demand and the timing of our acquisition of the remaining interest in Wabush during February 2010. The increase in revenue was also a result of improvement in sales price, which caused revenue to increase $91.9 million over the comparable prior year period. Our realized sales price for 2011 over 2010 was on average a nine percent increase per metric ton, due to higher prices for iron ore due to worldwide demand.
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

•	Increase in costs at our Eastern Canadian pellet operations during 2011 as a result of:

◦	Higher spending of $40.2 million related to plant structures and repairs;

◦	Unfavorable fixed cost leverage driving up the cost rate by $18.2 million as pellet production volume decreased.

•	Higher pellet sales volumes also resulted in higher costs of $22.4 million compared to 2010.

•	$18.4 million related to unfavorable foreign exchange rate variances.
Production
The increase in production levels over the prior year was the result of our acquisition of Consolidated Thompson during the second quarter of 2011. Since the acquisition date, Bloom Lake produced 3.5 million metric tons of iron ore concentrate. Production at Wabush remained relatively flat for 2011; however, operational setbacks were experienced at Wabush during the fourth quarter of 2011, causing a slight production shortfall compared to the same period in 2010.

Asia Pacific Iron Ore
Following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2011 and 2010:

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
Cost of goods sold and operating expenses in 2011 increased $106.3 million compared with 2010 primarily as a result of:

•	$75.8 million of cost increases mainly related to:

◦	Cost increases of $98.6 million during 2011 due to increases in fuel prices and increases in mining costs as a result of increases in waste mining volumes;

◦	Mining costs for Cockatoo Island up $27.0 million over the prior year given the resumed mine production during third quarter of 2010;

◦
Royalty costs also increased $20.2 million during 2011, as a result of increased revenue; processing costs were higher by $8.9 million in 2011 primarily due to increases in fuel prices and maintenance costs compared to 2010 and;

◦	Offset partially by inventory movement of $78.9 million during 2011, due to a reduction in inventory in 2010 from the utilization of long-term stock piles and an increase in inventory in 2011.

•	$72.2 million related to unfavorable foreign exchange rate variances.
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
North American Coal
Following is a summary of North American Coal results for the years ended December 31, 2011 and 2010:

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
(1) CLCC was acquired on July 30, 2010. Therefore, the 2010 results reflect the impact of the CLCC acquisition since that date.
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

Cost of goods sold and operating expenses in 2011 increased $103.7 million or 22 percent from the prior year, primarily due to:

•	Significant increase in sales volume attributable to the acquisition of CLCC, which resulted in a cost increase of $138.7 million.

•	Increase in costs during 2011 was also a result of higher idle costs of $48.9 million over 2010 due to:

◦	Significant tornado damage to the Oak Grove preparation plant and overland conveyor system in April 2011;

◦	Suspension of operations at Pinnacle due to elevated levels of carbon monoxide at the mine in May 2011;

◦	Ventilation issues at the Oak Grove mine in September 2011 that resulted in reduced longwall run rates;

◦
Higher contract and outside service costs of $26.5 million relating to the operational issues at Pinnacle and Oak Grove, higher depreciation costs of $7.0 million relating to capital additions and higher labor costs of $13.0 million, offset by lower-of-cost-or-market inventory charge of $26.1 million taken at our Pinnacle and Oak Grove mines in 2010.

These costs were offset partially by decreased sales volumes at the Pinnacle and Oak Grove locations, as discussed above, and resulted in cost reductions of $82.7 million over 2010.
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
Throughout 2012, we implemented a new strategic capital allocation process that is focused on prioritizing all potential uses of future operating cash flows to maximize shareholder returns.
Based on current mine plans and subject to future iron ore and coal prices and demand, we expect estimated operating cash flows and cash flows from investing that generate an inflow in 2013 to be less than our budgeted capital expenditures, expected debt payments, dividends and other cash requirements. However, we maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives. We continue to evaluate funding options for our capital needs. Based on current market conditions, we expect to be able to fund these requirements through operations, the availability of credit or debt issuances under our existing financing arrangements, or the pursuit of other funding options, which may include new lines of credit or other financing arrangements that are dependent upon our ability to access credit or the capital markets.
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
Operating Activities
Net cash provided by operating activities was $514.5 million for the year ended December 31, 2012, compared to $2,288.8 million for the same period in 2011. Operating cash flows during 2012 primarily were impacted by significantly lower year-over-year iron ore pricing, higher year-over-year operating costs and by the timing of tax payments. Operating activities in 2011 were impacted positively due to the cash receipts of a $275.0 million payment in April 2011 from ArcelorMittal to true-up pricing for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during both 2009 and 2010 and a $129.0 million payment from Algoma to true-up the portion of revenues from 2010 pellet sales that previously was disputed throughout 2010. Such receipts did not occur during 2012.
Our long-term outlook remains stable and we are focusing on our growth projects with sustained investment in our core businesses. Throughout 2012, capacity utilization among steelmaking facilities in North America remained steady. We expect modest growth from the U.S. economy, sustaining a healthy business in the U.S. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. We are continually monitoring the economic environment in which we operate in an effort to take advantage of opportunities presented by the markets for our commodity-driven business.
Based on current mine plans and subject to future iron ore and coal prices, we expect estimated operating cash flows in 2013 to be less than our budgeted investments and capital expenditures, expected debt payments, dividends and other cash requirements. Refer to "Outlook" for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.
Our U.S. operations and our financing arrangements provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at December 31, 2012 was $168.4 million, or approximately 86.3 percent of our consolidated total cash and cash equivalents balance of $195.2 million. Historically, we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of December 31, 2012 and December 31, 2011, we had available borrowing capacity of $504.9 million and $1.7 billion, respectively, under our $1.75 billion U.S.-based revolving credit facility due to current covenant restrictions. If the demand from the U.S. and Asian economies weakened and pricing deteriorated for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new projects for future development or projects that add significant value to existing operations. Our Global Exploration Group is expected to provide us with opportunities for significant future potential reserve additions globally and we expect to spend approximately $25 million in 2013. Throughout 2012, we have spent approximately $83.3 million related to our involvement in exploration activities, which is comprised of both exploration expenditures and net investments. In addition, our Ferroalloys operations are in the feasibility stage of the development of our chromite project in Northern Ontario and we expect to spend approximately $60 million in 2013 on engineering and feasibility studies, as well as on other environmental and exploration activities in 2013. Throughout 2012, we have spent approximately $72.9 million related to those activities for this operating segment.
Investing Activities
Net cash used by investing activities was $961.8 million for the year ended December 31, 2012, compared with $5,304.4 million for the comparable period in 2011. Significant activity occurred in May 2011 as we completed our acquisition of Consolidated Thompson for a net acquisition price of $4,423.5 million. In addition, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125.0 million, including accrued and unpaid interest.
We also had capital expenditures of $1,127.5 million and $880.7 million for the years ended December 31, 2012 and December 31, 2011, respectively. As we remain focused on organic growth and expansion, our main capital focus has been on the construction of the Bloom Lake Phase II operations. On the ramp-up and expansion projects at the Bloom Lake mine, we have spent approximately $574 million and approximately $165 million during the years ended December 31, 2012 and 2011, respectively. Although dependent on market conditions which could impact timing of completion of Phase II, we expect total capital spend related to the ramp-up and expansion projects at the Bloom Lake mine to be $900 million during 2013 and 2014.
In addition other major capital projects throughout 2012 and 2011 included expansion projects at our Koolyanobbing, Empire and Tilden mines, the ramp up to bring our Lower War Eagle mine into production and repair and upgrades to our Oak Grove mine that incurred significant tornado damage during the second quarter of 2011.
The completion of the expansion project at our Koolyanobbing mine has increased production capacity to approximately 11 million metric tons per year. The expansion project required a capital investment of $207 million, of which approximately $37 million and $170 million was spent in 2012 and through 2011, respectively.  Extending the existing production capacity at our Empire mine and increasing production capacity at our Tilden mine in Michigan's Upper Peninsula required an investment of $53 million and $140 million during the year ended December 31, 2012 and through December 31, 2011, respectively.
In order to bring Lower War Eagle mine, a high-volatile metallurgical coal mine in West Virginia into production during 2012, we spent approximately $40 million and $41 million of capital for the year ended December 31, 2012 and through December 31, 2011, respectively. As a result of the significant tornado damage to the above-ground operations at our Oak Grove mine during the second quarter of 2011, we completed a $58 million capital project to repair the damage, of which $12 million and $46 million was spent in 2012 and 2011, respectively.
We additionally spent approximately $329 million and $314 million globally on expenditures related to sustaining capital in 2012 and 2011, respectively. Sustaining capital spend includes environmental, infrastructure, mobile equipment, safety, fixed equipment, quality and health.
In alignment with our strategy to focus on organic growth and expansion initiatives and, based upon our long-term outlook, we anticipate total cash used for capital expenditures in 2013 to be approximately $800 - $850 million. This is comprised of sustaining capital expenditures for all of our operations and growth and productive capital expenditures related to Bloom Lake mine's expansion to increase processing capabilities.
Financing Activities
Net cash provided by financing activities during 2012 was $119.6 million, compared to $1,975.1 million for the comparable period in 2011. Cash flows provided by financing activities during 2012 included $497.0 million in net proceeds from the issuance of the $500.0 million senior notes, completed through a public offering in December 2012. A portion of the net proceeds from the senior notes offering was used on December 28, 2012 to repay the $270.0 million and $55.0 million outstanding private placement senior notes and also for the repayment of a portion of the borrowings outstanding under the term loan facility and the revolving credit facility. In addition, we had net borrowings and repayments under the revolving credit facility of $325.0 million and cash calls from our joint venture partners resulted in net cash receipts of $95.4 million. Offsetting the proceeds from financing activities in 2012 were dividend distributions of $307.2 million and $124.8 million for term loan repayments. This compares to dividend distributions of $118.9 million and term loan repayments of $278.0 million during 2011.
In March 2012, our board of directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased dividend at the new rate was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to shareholders of record as of the close of business on April 27, 2012, August 15, 2012 and November 23, 2012, respectively. During the first quarter of 2013, the board of directors approved a reduction to the quarterly dividend to $0.15 per share.
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
We completed a public offering of 10.35 million of our common shares in June 2011. The net proceeds from the offering were approximately $853.7 million at a sales price to the public of $85.63 per share. A portion of the net proceeds was used to repay the $750.0 million of borrowings under the bridge credit facility, with the remainder of the net proceeds to be used for general corporate purposes.

The following represents our future cash commitments and contractual obligations as of December 31, 2012:

	Payments Due by Period (1) (In Millions)
		Less than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Year	Year	5 Years
Long-term debt	$4,054.8	$94.1	$470.7	$607.3	$2,882.7
Interest on debt (2)	2,241.7	166.5	345.6	319.3	1,410.3
Operating lease obligations	95.5	24.7	33.9	15.4	21.5
Capital lease obligations	371.7	75.2	126.7	77.4	92.4
Purchase obligations:
Asia Pacific rail upgrade	16.0	10.4	5.6	—	—
Bloom Lake expansion project	392.7	392.7	—	—	—
Open purchase orders	323.6	323.6	—	—	—
Minimum "take or pay" purchase commitments (3)	5,894.2	410.6	506.2	450.6	4,526.8
Total purchase obligations	6,626.5	1,137.3	511.8	450.6	4,526.8
Other long-term liabilities:
Pension funding minimums	443.9	51.8	153.3	123.5	115.3
OPEB claim payments	442.5	22.4	16.9	17.3	385.9
Environmental and mine closure obligations	265.1	12.3	8.9	3.1	240.8
Personal injury	10.6	4.4	4.1	1.3	0.8
Total other long-term liabilities	1,162.1	90.9	183.2	145.2	742.8
Total	$14,552.3	$1,588.7	$1,671.9	$1,615.2	$9,676.5

(1) Includes our consolidated obligations.
(2) For the $500 million senior notes, interest is calculated using a fixed rate of 3.95 percent from December 2013 to maturity in January 2018. For the $400 million senior notes, interest is calculated using a fixed rate of 5.90 percent from 2013 to maturity in March 2020. For the $1.3 billion senior notes, interest is calculated for the $500 million 10-year notes using a fixed rate of 4.80 percent from 2013 to maturity in October 2020, and the $800 million 30-year notes using a fixed rate of 6.25 percent from 2013 to maturity in October 2040. For the $700 million senior notes, interest is calculated using a fixed rate of 4.88 percent from 2013 to maturity in April 2021. For the term loan, interest is calculated using a variable rate of 1.83 percent from 2013 to maturity in May 2016. For the $325.0 million drawn under the $1.75 billion revolving credit facility, interest is calculated using a variable rate of 2.02 percent from 2013 to maturity in August 2017.

(3) Includes minimum electric power demand charges, minimum coal, diesel and natural gas obligations, minimum railroad transportation obligations and minimum port facility obligations.
The above table does not reflect $55.5 million of unrecognized tax benefits, which we have recorded for uncertain tax positions as we are unable to determine a reasonable and reliable estimate of the timing of future payments.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of December 31, 2012 and December 31, 2011:

	(In Millions)
	December 31, 2012	December 31, 2011
Cash and cash equivalents	$195.2	$519.3
Available revolving credit facility	$857.6	$1,750.0
Revolving loans drawn	(325.0)	—
Senior notes	2,900.0	2,725.0
Senior notes drawn	(2,900.0)	(2,725.0)
Term loan	847.1	972.0
Term loans drawn	(847.1)	(972.0)
Letter of credit obligations and other commitments	(27.7)	(23.5)
Borrowing capacity available	$504.9	$1,726.5
The above liquidity as of December 31, 2012 reflects the availability of our revolving credit facility to the extent it would not result in a violation of our Funded Debt to EBITDA maximum ratio of 3.5 to 1.  As of February 8, 2013 and as a result of the execution of the amendments to the revolving credit facility and term loan in consideration of the temporary financial covenants in place, our availability under the $1.75 billion revolving credit facility is no longer restricted, as discussed below.
Refer to NOTE 10 - DEBT AND CREDIT FACILITIES of our consolidated financial statements for further information regarding our debt and credit facilities.
Our primary source of funding is a $1.75 billion revolving credit facility, that on October 16, 2012, we amended to extend the maturity date from August 11, 2016 to October 16, 2017. No other significant changes were made to the terms of the revolving credit facility in the amendment. This facility has available borrowing capacity of $504.9 million as of December 31, 2012 due to current covenant restrictions. Effective August 11, 2011, we amended our multicurrency credit agreement by increasing the borrowing capacity to $1.75 billion from $600 million and providing more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. We also have cash generated by the business and cash on hand, which totaled $195.2 million as of December 31, 2012. The combination of cash and the credit facility gave us $700.1 million in liquidity entering the first quarter of 2013, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.
We are subject to certain financial covenants contained in the amended revolving credit and term loan agreements. As of December 31, 2012 and December 31, 2011, we were in compliance with each of our financial covenants.
The amended revolving credit agreement and term loan have two financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA), as those terms are defined in the amended revolving credit agreement, as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0 and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended revolving credit agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter).
Based on recent projections, and despite our compliance with our debt covenants under the credit agreement and term loan as of December 31, 2012, we have projected non-compliance with the Total Funded Debt to EBITDA ratio described above. This is driven primarily by lower than expected results in the second half of 2012, as the EBITDA used in determining our compliance is based on a trailing 12-month EBITDA amount. As a result, on February 8, 2013, we amended both the revolving credit agreement and the term loan agreement to effect the following:

•
Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the debt to earnings ratio for the period ending March 31, 2014 until maturity.

•
Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum Tangible Net Worth, in accordance with the amended revolving credit agreement and term loan agreement, is defined as total shareholders' equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date until the period ending December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.50 to 1, as defined above.
Per the terms of the amended revolving credit and term loan agreements, we are subject to higher borrowing costs. The applicable interest rate is determined by reference to the former Funded Debt to EBITDA ratio; however, as discussed above, this is not a financial covenant of the amended agreements until March 31, 2014. Based on the amended terms, borrowing costs could increase as much as 0.5 percent relative to the outstanding borrowings, as well as 0.1 percent on unborrowed amounts. Furthermore, the amended revolving credit agreement and term loan agreement place certain restrictions upon our declaration and payment of dividends, our ability to consummate acquisitions and the debt levels of our subsidiaries.
We believe that the amended revolving credit and term loan agreements provide us sufficient liquidity to support our operating and investing activities. We continue to focus on achieving a capital structure that achieves the optimal mix of debt, equity and other off-balance sheet financing arrangements.
Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, revolving credit facility or through exercising the $250 million accordion in our current revolving credit facility or the $250 million accordion available through our term loan. The risk associated with the bank market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $500 million public offering of five-year senior notes in December 2012 provides evidence that capacity in the bond markets has improved and remains stable for investment grade companies compared to conditions impacting such markets in previous years. This transaction represents the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs.
Off-Balance Sheet Arrangements
We do not have any other significant off-balance sheet arrangements except for those disclosed in the future cash commitments and contractual obligations table.
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
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. Assessing the recoverability of our goodwill requires significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit including, among other things, estimates related to long-term price expectations, expected results of anticipated exploration activities, foreign currency exchange rates, expected capital expenditures and working capital requirements, which are based upon our long-range plan and life of mine estimates. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, current market conditions or changes to expectations of market trends and other factors. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.
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
The assessments for goodwill and long-lived asset impairment are sensitive to changes in key assumptions. These key assumptions include, but are not limited to, forecasted long-term pricing, production costs, capital expenditures and a variety of economic assumptions (e.g. discount rate, inflation rates, exchange rates and tax rates). For instance, for the year ended December 31, 2012, the average Platts 62 percent Fe daily index was approximately $130 per ton, and prices during that period ranged from approximately $89 per ton to $151 per ton. Continued volatility of these spot prices in isolation or combined with changes in other key assumptions, may impact adversely the cash flows of our reporting units.

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
At December 31, 2012, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $400.0 million and $630.4 million, respectively, with varying maturity dates ranging from January 2013 to December 2013 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $50.5 million, and a 10 percent decrease would reduce the fair value to approximately negative $31.3 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $75.3 million, and a 10 percent decrease would decrease the fair value to approximately negative $52.8 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of December 31, 2012:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1) :
AUD Contracts expiring in the next 12 months	$400.0	1.00	1.0394	$9.5
CAD Contracts expiring in the next 12 months	630.4	1.00	0.9921	4.8
Total Hedge Contract Portfolio	$1,030.4			$14.3

(1) Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility and term loan is at a floating rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of December 31, 2012, we had $325.0 million drawn on the revolving credit facility and $847.1 million outstanding on the term loan. A 100 basis point change to the base rate or the LIBOR rate under the term loan and revolving credit facility would result in a change of approximately $8.5 million and $3.3 million, respectively, to interest expense on an annual basis.
Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. These instruments did not have a material impact on our financial statements for the year ended December 31, 2012.

The interest rate payable on the $500.0 million senior notes due in 2018 may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any substitute rating agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00% above the interest rate payable on the notes on the date of the initial issuance of notes. The maximum rate increase of 2.00% for the interest rate payable on the notes would result in an additional interest expense of $10.0 million per annum.
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
At December 31, 2012, we have recorded $3.5 million as current Derivative assets and $11.3 million as derivative liabilities included in Other current liabilities in the Statements of Consolidated Financial Position related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $7.8 million decrease in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2012 related to these arrangements.
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
At December 31, 2012, we had a derivative asset of $58.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $72.9 million as of December 31, 2011. We estimate that a $75 change in the average hot-band steel price realized from the December 31, 2012 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $8.0 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.

Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 18.2 million MMBtu’s of natural gas at an average delivered price of $3.31 per MMBtu and 31.2 million gallons of diesel fuel at an average delivered price of $3.27 per gallon during 2012. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 6.2 million gallons of diesel fuel at an average delivered price of $4.70 per gallon during 2012. Our CLCC operations consumed approximately 3.4 million gallons of diesel fuel at an average delivered price of $3.28 per gallon during 2012. Consumption of diesel fuel by our Asia Pacific operations was approximately 21.8 million gallons at an average delivered price of $3.64 per gallon for the same period.
In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.
Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $28.0 million in our annual fuel and energy cost based on expected consumption for 2013.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
In 2013, we anticipate the end markets for our products to remain healthy, primarily driven by China's continued demand for steelmaking raw materials. We expect our global iron ore sales to be relatively flat year over year at approximately 40 million tons. While the recent iron ore spot price reached $159 per ton, a new 12-month high, we expect pricing for the commodities we sell to remain volatile. Due to this expected volatility and for the purpose of providing a full-year outlook, we will utilize the year-to-date average 62 percent Fe seaborne iron ore spot price as of January 31, 2013, which was $150 per ton (C.F.R. China), as a base price assumption for providing our full-year 2013 revenue per ton sensitivities for our iron ore business segments. With $150 per ton as a base price assumption for full-year 2013, included in the table below is the expected revenue-per-ton range for the Company's iron ore business segments and the per-ton sensitivity for each $10 per ton variance from the base price assumption.

2013 Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$115 - $120	$120 - $125	$125 - $130
Sensitivity Per Ton (+/- $10)	+/- $4	+/- $9	+/- $9

(1) The year-to-date iron ore price of $150 per ton is the average 62 percent Fe seaborne iron ore fines price (CFR China) as of January 31, 2013. We expect to update the year-to-date average iron ore price and the related sensitivities for our respective iron ore business segments in future reporting periods.

(2) U.S. Iron Ore tons are reported in long tons.
(3) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
U.S. Iron Ore 2013 Outlook (Long Tons)
For 2013, our expected sales and production volumes in U.S. Iron Ore are 20 million tons.
The U.S. Iron Ore revenues-per-ton sensitivity included within the 2013 revenue sensitivity summary table above also includes the following assumptions:

•	2013 North American blast furnace utilization of approximately 70 percent

•	2013 average hot rolled steel pricing of $650 per ton

•	Approximately 50 percent of the expected 2013 sales volume is linked to seaborne iron ore pricing
In addition, the revenues-per-ton sensitivity also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenue per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
Our full-year 2013 U.S. Iron Ore cash-cost-per-ton expectation is $65 - $70. Cash costs per ton are anticipated to be slightly higher year over year primarily due to less fixed-cost leverage as the result of lower expected full-year sales volume. Depreciation, depletion and amortization for full-year 2013 is expected to be approximately $6 per ton.
Eastern Canadian Iron Ore 2013 Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2013, we are maintaining our full-year sales volume expectation of 9 - 10 million tons. Full-year production volume is also expected to be 9 - 10 million tons.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above. Full-year 2013 cash cost per ton in Eastern Canadian Iron Ore is expected to be $100 - $105. Cash cost per ton at Bloom Lake Mine is expected to be $85 - $90. Depreciation, depletion and amortization is expected to be approximately $20 per ton for full-year 2013.
Asia Pacific Iron Ore 2013 Outlook (Metric Tons, F.O.B. the port)
Our full-year 2013 Asia Pacific Iron Ore expected sales and production volumes are approximately 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above. Full-year 2013 Asia Pacific Iron Ore cash cost per ton is expected to be approximately $70 - $75, slightly higher than the previous year's cash costs due to the absence of the low-grade volume sold in 2012, which had a lower weighted-average cost. We anticipate depreciation, depletion and amortization to be approximately $15 per ton for full-year 2013.

North American Coal 2013 Outlook (Short Tons, F.O.B. the mine)
Our full-year 2013 North American Coal expected sales and production volumes are approximately 7 million tons. Sales volume mix is anticipated to be approximately 67 percent low-volatile metallurgical coal and 25 percent high-volatile metallurgical coal, with thermal coal making up the remainder.
Our full-year 2013 North American Coal revenue-per-ton outlook is $110 - $115. We have approximately 70 percent of our expected 2013 sales volume committed and priced at approximately $111 per short ton at the mine. Cash cost per ton is anticipated to be $95 - $100, lower than 2012's full-year cash costs primarily due to the improved operating performance. Full-year 2013 depreciation, depletion and amortization is expected to be approximately $16 per ton.
The following table provides a summary of our 2013 guidance for our four business segments:

	2013 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	20	9 - 10	11	7
Production volume (million tons)	20	9 - 10	11	7
Cash cost per ton	$65 - $70	$100 - $105	$70 - $75	$95 - $100
DD&A per ton	$6	$20	$15	$16

(1) U.S. Iron Ore tons are reported in long tons.
(2) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4) North American Coal tons are reported in short tons, F.O.B. the mine.
SG&A Expenses and Other Expectations
Full-year 2013 SG&A expenses are expected to be approximately $230 million, a decrease of nearly $60 million from 2012. The decrease is primarily driven by a continued focus to reduce overhead costs.
To support future growth projects, our full-year cash outflows expectation is approximately $85 million. This is comprised of approximately $25 million related to exploration and approximately $60 million related to completing the feasibility stage of development for our chromite project in Ontario, Canada. We indicated that negotiations with the Government of Ontario regarding key elements of our chromite project have slowed and talks are being suspended during the provincial government transition. We remain prepared to resume these discussions when Ontario's new leadership is in position.
We expect our full-year 2013 depreciation, depletion and amortization to be approximately $610 million.
2013 Capital Budget Update and Other Uses of Cash
We are increasing our 2013 capital expenditures budget to $800 - $850 million from our previous expectation of $700 - $800 million due to additional investments in our Eastern Canadian Iron Ore business segment. The full-year capital expenditures are comprised of approximately $300 million with the remainder comprised of growth, productivity improvement and license to operate capital.

Recently Issued Accounting Pronouncements
Refer to NOTE 1 - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.
Critical Accounting Estimates
Management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements.
Revenue Recognition
U.S., Eastern Canadian and Asia Pacific Iron Ore Provisional Pricing Arrangements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The base price is the primary component of the purchase price for each contract. The inflation-indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in benchmark and international pellet prices and changes in specified Producers Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized.
The Producer Price Indices remain an estimated component of the sales price throughout the contract year and are estimated each quarter using publicly available forecasts of such indices. The final indices referenced in certain of the U.S. Iron Ore supply contracts are typically not published by the U.S. Department of Labor until the second quarter of the subsequent year. As a result, we record an adjustment for the difference between the fourth quarter estimate and the final price in the following year.
Throughout the year, certain of our Eastern Canadian and Asia Pacific Iron Ore customers have contract arrangements in which pricing settlements are based upon an average benchmark pricing for future periods. Most of the future periods are settled within three months. To the extent the particular pricing settlement period is subsequent to the reporting period, we estimate the final pricing settlement based upon information available. Similar to U.S. Iron Ore, the estimates are then adjusted to actual when the price settlement period elapses.
Historically, provisional pricing arrangement adjustments have not been material as they have represented less than half of one percent of U.S., Eastern Canadian and Asia Pacific Iron Ore's respective revenues for each of the three preceding fiscal years ended December 31, 2012, 2011 and 2010.

U.S. Iron Ore Customer Supply Agreements
In addition, certain supply agreements with one U.S. Iron Ore customer include provisions for supplemental revenue or refunds based on the customer's average annual steel pricing for the year the product is consumed in the customer's blast furnaces. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker's facilities, and takes into consideration current market conditions and nonperformance risk. At December 31, 2012, we had a derivative asset of $58.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer's blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $72.9 million as of December 31, 2011, based upon the amount of unconsumed tons and the related estimated average hot band steel price.
The customer's average annual price is not known at the time of sale and the actual price is received on a delayed basis at the end of the year, once the average annual price has been finalized. As a result, we estimate the average price and adjust the estimate to actual in the fourth quarter when the information is provided by the customer at the end of each year. Information used in developing the estimate includes such factors as production and pricing information from the customer, current spot prices, third-party analyst forecasts, publications and other industry information. The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available and the customer's ability to more accurately determine the average price it will realize for the year. The following represents the historical accuracy of our pricing estimates related to the derivative as well as the impact on revenue resulting from the difference between the estimated price and the actual price for each quarter during 2012, 2011 and 2010 prior to receiving final information from the customer for tons consumed during each year:

	2012			2011			2010
	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)
First Quarter	$650	$698	($9.8)	$700	$715	($0.7)	$593	$624	($0.8)
Second Quarter	650	678	(7.9)	700	731	(5.8)	593	634	(12.1)
Third Quarter	650	663	(3.3)	700	716	(4.3)	593	609	(7)
Fourth Quarter	650	650	—	700	700	—	593	593	—
We estimate that a $75 change in the average hot band steel price realized from the December 31, 2012 estimated price recorded for the unconsumed tons remaining at year-end would cause the fair value of the derivative instrument to increase or decrease by approximately $8.0 million, thereby impacting our consolidated revenues by the same amount.
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
We use our mineral reserve estimates, combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. Refer to NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives would have a substantial effect on the recorded obligation. We also utilize economic mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Increases or decreases in mineral reserves or mine lives could significantly affect these items.
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
We have a formal policy for environmental protection and restoration. Our obligations for known environmental matters at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the obligation can only be estimated as a range of possible amounts, with no specific amount being more likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and which are subject to changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value unless the amount and timing of the cash disbursements can be reasonably estimated. Potential insurance recoveries are not recognized until realized. Refer to NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information.
Income Taxes
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
At December 31, 2012 and 2011, we had a valuation allowance of $858.4 million and $223.9 million, respectively, against our deferred tax assets. Our losses in certain locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain deferred tax assets. Additionally, significant Alternative Minimum tax credits have been generated in recent years. Sufficient negative evidence suggests that the credits will not be realized in the foreseeable future, and a full valuation allowance has been recorded on the deferred tax asset. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows or financial position.
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
Valuation of Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which management generally reviews production and financial results of that component. Decisions are often made as to capital expenditures, investments and production plans at the component level as part of the ongoing management of the related operating segment. We have determined that our Asia Pacific Iron Ore and Ferroalloys operating segments constitute separate reporting units, that CQIM and our Wabush mine within our Eastern Canadian Iron Ore operating segment constitute reporting units, that CLCC within our North American Coal operating segment constitutes a reporting unit and that our Northshore mine within our U.S. Iron Ore operating segment constitutes a reporting unit. Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may not be recoverable.
We use a two-step process to test goodwill for impairment. In the first step, we generally use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. In assessing the valuation of our goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit must be made, including among other things, estimates related to long-term price expectations, foreign currency exchange rates, expected capital expenditures and working capital requirements, which are based upon our long-range plan and life of mine estimates. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit's carrying value, we would proceed to step two of the impairment test. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. In performing this allocation of fair value to the assets and liabilities of the reporting unit, we typically utilize third-party valuation firms to support the fair values allocated. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and, if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference. If these estimates were to change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.
After performing our annual goodwill impairment test in the fourth quarter of 2012, we determined that $997.3 million and $2.7 million, respectively, of goodwill associated with our CQIM and Wabush reporting units, which are both included in the Eastern Canadian Iron Ore segment, was impaired as the carrying value of these reporting units exceeded their fair value. Additionally, during our annual goodwill impairment test in the fourth quarter of 2011, we determined that $27.8 million of goodwill associated with our CLCC reporting unit included in the North American Coal segment was impaired as the carrying value with this reporting unit exceeded its fair value.
As of December 31, 2012, the remaining value of goodwill associated with our Asia Pacific Iron Ore, Ferroalloys and U.S. Iron Ore reporting units totaled $84.5 million, $80.9 million and $2.0 million, respectively. No goodwill remains within our Eastern Canadian Iron Ore or North American Coal reporting units as of December 31, 2012.
No impairment charges were identified in connection with our annual goodwill impairment test with respect to any of our other identified reporting units. The fair values for our Ferroalloys, Asia Pacific Iron Ore and Northshore reporting units were substantially in excess of our carrying values.
Refer to NOTE 1 - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on goodwill impairment.
Valuation of Long-Lived Assets
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
Due to lower than previously expected profits as a result of decreased iron ore pricing expectations and higher than anticipated production costs, we determined that indicators of impairment with respect to certain of our long-lived assets groups existed at December 31, 2012. Our asset groups generally consist of the assets and liabilities of one or more mines, preparation plants and associated reserves for which the lowest level of identifiable cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves. As a result of this assessment, we determined that the cash flows associated with our Eastern Canadian pelletizing operations were not sufficient to support the recoverability of the carrying value of these productive assets. Accordingly, an asset impairment charge of $49.9 million was recorded related to the Wabush mine property, plant and equipment that were reported in our Eastern Canadian Iron Ore operating segment during the fourth quarter of 2012. No impairment charges were identified in connection with our other long-lived asset groups as of December 31, 2012.
Refer to NOTE 1 - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on asset impairment.

Employee Retirement Benefit Obligations
We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. This includes employees of CLCC who became employees of the Company through the July 2010 acquisition. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the Canadian plans into our pension and OPEB obligations. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on employees' years of service and average earnings for a defined period prior to retirement or a minimum formula.
Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2010 through 2013:

	Pension		OPEB
	Funding	Expense	Funding	Expense
2010	$45.6	$45.6	$38.5	$24.2
2011	70.1	37.8	37.4	26.8
2012	67.7	55.2	39.0	28.1
2013 (Estimated)	51.8	52.7	22.4	17.1
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
As of December 31, 2012 and 2011, we used the following assumptions:

	Pension and Other Benefits
	2012	2011
U.S. plan discount rate	3.70%	4.28%
Canadian pension plan discount rate	3.75	4.00
Canadian OPEB plan discount rate	4.00	4.25
Rate of compensation increase	4.00	4.00
U.S. expected return on plan assets	8.25	8.25
Canadian expected return on plan assets	7.25	7.25
The decrease in the discount rates in 2012 was driven by the change in bond yields, which were down approximately 75 basis points compared to the prior year.
Additionally, on December 31, 2012, we adopted the IRS 2013 prescribed mortality tables (separate pre-retirement and postretirement) to determine the expected life of our plan participants, replacing the IRS 2012 prescribed mortality tables for our U.S. plans. The assumed mortality remained the same as the previous year for our Canadian plans, UP 1994 with full projection.

Following are sensitivities of potential further changes in these key assumptions on the estimated 2013 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2012:

	Increase in Expense		Increase in Benefit Obligation
	(In Millions)		(In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate .25 percent	$2.9	$1.1	$37.1	$15.0
Decrease return on assets 1 percent	8.2	2.5	N/A	N/A
Increase medical trend rate 1 percent	N/A	8.7	N/A	53.7
Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance and healthcare costs, are determined based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets may have a significant impact on our financial condition due to the magnitude of our retirement obligations. Refer to NOTE 13 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices, reduced market demand and any slowing of the economic growth rate in China;

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•
our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson Iron Mining Limited, or Consolidated Thompson);

•	our ability to successfully identify and consummate any strategic investments and complete planned divestitures;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	the impact of price-adjustment factors on our sales contracts;

•	changes in sales volume or mix;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets;

•	the results of prefeasibility and feasibility studies in relation to projects;

•
impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•	our ability to cost effectively achieve planned production rates or levels;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	availability of capital and our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and enter into or renew collective bargaining agreements on satisfactory terms;

•	risks related to international operations;

•	availability of capital equipment and component parts;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting; and

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry.
For additional factors affecting the business of Cliffs, refer to Part I – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data
Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195.2	$519.3
Accounts receivable, net	329.0	287.9
Inventories	436.5	456.9
Supplies and other inventories	289.1	216.9
Deferred and refundable income taxes	105.4	21.9
Derivative assets	78.6	82.1
Assets held for sale	—	159.9
Other current assets	216.2	166.3
TOTAL CURRENT ASSETS	1,650.0	1,911.2
PROPERTY, PLANT AND EQUIPMENT, NET	11,207.3	10,404.1
OTHER ASSETS
Investments in ventures	135.8	526.6
Goodwill	167.4	1,152.1
Intangible assets, net	129.0	147.0
Deferred income taxes	91.8	209.5
Other non-current assets	193.6	191.2
TOTAL OTHER ASSETS	717.6	2,226.4
TOTAL ASSETS	$13,574.9	$14,541.7
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	December 31,
	2012	2011
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$555.5	$364.7
Accrued employment costs	135.6	144.1
Income taxes payable	28.3	265.4
Current portion of debt	94.1	74.8
Accrued expenses	258.9	165.0
Accrued royalties	48.1	75.7
Deferred revenue	35.9	126.6
Liabilities held for sale	—	25.9
Other current liabilities	225.1	259.9
TOTAL CURRENT LIABILITIES	1,381.5	1,502.1
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	403.8	394.7
Other postretirement benefits	214.5	271.1
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	618.3	665.8
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	252.8	213.2
DEFERRED INCOME TAXES	1,108.1	1,062.4
LONG-TERM DEBT	3,960.7	3,608.7
OTHER LIABILITIES	492.6	449.8
TOTAL LIABILITIES	7,814.0	7,502.0
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized and unissued
Class B - 4,000,000 shares authorized and unissued
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2011 - 400,000,000 shares);
Issued - 149,195,469 shares (2011 - 149,195,469 shares);
Outstanding - 142,495,902 shares (2011 - 142,021,718 shares)	18.5	18.5
Capital in excess of par value of shares	1,774.7	1,770.8
Retained earnings	3,217.7	4,424.3
Cost of 6,699,567 common shares in treasury (2011 - 7,173,751 shares)	(322.6)	(336.0)
Accumulated other comprehensive loss	(55.6)	(92.6)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	4,632.7	5,785.0
NONCONTROLLING INTEREST	1,128.2	1,254.7
TOTAL EQUITY	5,760.9	7,039.7
TOTAL LIABILITIES AND EQUITY	$13,574.9	$14,541.7
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2012	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$5,520.9	$6,321.3	$4,218.5
Freight and venture partners' cost reimbursements	351.8	242.6	265.3
	5,872.7	6,563.9	4,483.8
COST OF GOODS SOLD AND OPERATING EXPENSES	(4,700.6)	(3,953.0)	(3,025.1)
SALES MARGIN	1,172.1	2,610.9	1,458.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(282.5)	(248.3)	(171.7)
Exploration costs	(142.8)	(80.5)	(33.7)
Impairment of goodwill and other long-lived assets	(1,049.9)	(27.8)	—
Consolidated Thompson acquisition costs	—	(25.4)	—
Miscellaneous - net	(5.7)	67.9	(20.5)
	(1,480.9)	(314.1)	(225.9)
OPERATING INCOME (LOSS)	(308.8)	2,296.8	1,232.8
OTHER INCOME (EXPENSE)
Gain on acquisition of controlling interests	—	—	40.7
Changes in fair value of foreign currency contracts, net	(0.1)	101.9	39.8
Interest expense, net	(195.6)	(206.2)	(59.4)
Other non-operating income (expense)	2.7	(2.0)	12.5
	(193.0)	(106.3)	33.6
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	(501.8)	2,190.5	1,266.4
INCOME TAX EXPENSE	(255.9)	(407.7)	(282.5)
EQUITY INCOME (LOSS) FROM VENTURES	(404.8)	9.7	13.5
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,162.5)	1,792.5	997.4
INCOME (LOSS) and GAIN ON SALE FROM DISCONTINUED OPERATIONS, net of tax	35.9	20.1	22.5
NET INCOME (LOSS)	(1,126.6)	1,812.6	1,019.9
LESS: INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(227.2)	193.5	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(899.4)	$1,619.1	$1,019.9
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$(6.57)	$11.41	$7.37
Discontinued operations	0.25	0.14	0.17
	$(6.32)	$11.55	$7.54
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$(6.57)	$11.34	$7.32
Discontinued operations	0.25	0.14	0.17
	$(6.32)	$11.48	$7.49
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	142,351	140,234	135,301
Diluted	142,351	141,012	136,138
CASH DIVIDENDS DECLARED PER SHARE	$2.16	$0.84	$0.51
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2012	2011	2010
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(899.4)	$1,619.1	$1,019.9
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	33.8	(121.4)	14.8
Unrealized net gain (loss) on marketable securities, net of tax	(0.5)	(31.0)	4.2
Unrealized net gain (loss) on foreign currency translation	3.8	(2.2)	151.6
Unrealized net gain (loss) on derivative financial instruments, net of tax	7.5	(1.5)	(1.3)
OTHER COMPREHENSIVE INCOME (LOSS)	44.6	(156.1)	169.3
LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	7.6	(17.6)	0.8
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(862.4)	$1,480.6	$1,188.4
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$(1,126.6)	$1,812.6	$1,019.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	525.8	426.9	322.3
Impairment of goodwill and other long-lived assets	1,049.9	27.8	—
Derivatives and currency hedges	4.1	(69.0)	(39.0)
Foreign exchange loss (gains)	2.2	(6.2)	39.1
Share-based compensation	16.5	13.9	12.5
Equity (income) loss in ventures (net of tax)	404.8	(9.7)	(13.5)
Pensions and other postretirement benefits	(26.1)	(26.3)	8.7
Deferred income taxes	127.0	(66.6)	15.2
Changes in deferred revenue and below-market sales contracts	(24.5)	(146.0)	39.3
Gain on acquisition of controlling interests	—	—	(40.7)
Other	(37.6)	(0.1)	9.9
Changes in operating assets and liabilities:
Receivables and other assets	(74.8)	81.4	(204.6)
Product inventories	39.9	(74.5)	61.2
Payables and accrued expenses	(366.1)	324.6	89.7
Net cash provided by operating activities	514.5	2,288.8	1,320.0
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	—	(4,423.5)	—
Acquisition of controlling interests, net of cash acquired	—	—	(994.5)
Net settlements in Canadian dollar foreign exchange contracts	—	93.1	—
Investment in Consolidated Thompson senior secured notes	—	(125.0)	—
Purchase of property, plant and equipment	(1,127.5)	(880.7)	(266.9)
Investments in ventures	—	(5.2)	(191.3)
Proceeds from sale of Sonoma	152.6	—	—
Other investing activities	13.1	36.9	85.0
Net cash used by investing activities	(961.8)	(5,304.4)	(1,367.7)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	853.7	—
Net proceeds from issuance of senior notes	497.0	998.1	1,388.1
Borrowings on term loan	—	1,250.0	—
Repayment of term loan	(124.8)	(278.0)	—
Borrowings on bridge credit facility	—	750.0	—
Repayment of bridge credit facility	—	(750.0)	—
Borrowings under revolving credit facility	1,012.0	250.0	450.0
Repayment under revolving credit facility	(687.0)	(250.0)	(450.0)
Debt issuance costs	(4.3)	(54.8)	—
Repayment of Consolidated Thompson convertible debentures	—	(337.2)	—
Repayment of senior notes	(325.0)	—	—
Repayment of $200 million term loan	—	—	(200.0)
Payments under share buyback program	—	(289.8)	—
Contributions by joint ventures, net	95.4	—	—
Common stock dividends	(307.2)	(118.9)	(68.9)
Other financing activities	(36.5)	(48.0)	(31.6)
Net cash provided by financing activities	119.6	1,975.1	1,087.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.3	(4.6)	24.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(326.4)	(1,045.1)	1,064.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	521.6	1,566.7	502.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195.2	$521.6	$1,566.7
The accompanying notes are an integral part of these consolidated financial statements.
See NOTE 21 - CASH FLOW INFORMATION.

Statements of Consolidated Changes in Equity
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2010	131.0	$16.8	$695.4	$1,973.1	$(19.9)	$(122.6)	$(5.8)	2,537.0
Comprehensive income
Net income	—	—	—	1,019.9	—	—	—	1,019.9
Other comprehensive income (loss)
Pension and OPEB liability, net of tax	—	—	—	—	—	14.0	0.8	14.8
Unrealized net gain on marketable securities, net of tax	—	—	—	—	—	4.2	—	4.2
Unrealized net gain on foreign currency translation	—	—	—	—	—	151.6	—	151.6
Reclassification of net gains on derivative financial instruments into net income, net of tax	—	—	—	—	—	(3.2)	—	(3.2)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1.9	—	1.9
Total comprehensive income (loss)	—	—	—	—	—	—	0.8	1,189.2
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	(4.7)	(4.7)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	3.0	3.0
Purchase of additional noncontrolling interest	—	—	(1.6)	—	—	—	—	(1.6)
Acquisition of controlling interest	4.2	0.5	172.6	—	—	—	—	173.1
Stock and other incentive plans	0.3	—	19.4	—	(7.3)	—	—	12.1
Common stock dividends ($0.51 per share)	—	—	—	(68.9)	—	—	—	(68.9)
Other	—	—	10.5	—	(10.5)	—	—	—
December 31, 2010	135.5	17.3	896.3	2,924.1	(37.7)	45.9	(7.2)	3,838.7
Comprehensive income
Net income	—	—	—	1,619.1	—	—	193.5	1,812.6
Other comprehensive income (loss)
Pension and OPEB liability, net of tax	—	—	—	—	—	(103.8)	(17.6)	(121.4)
Unrealized net loss on marketable securities, net of tax	—	—	—	—	—	(31.0)	—	(31.0)
Unrealized net loss on foreign currency translation	—	—	—	—	—	(2.2)	—	(2.2)
Reclassification of net gains on derivative financial instruments into net income, net of tax	—	—	—	—	—	(3.3)	—	(3.3)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	1.8	—	1.8
Total comprehensive income (loss)	—	—	—	—	—	—	175.9	1,656.5
Share buyback	(4.0)	—	—	—	(289.8)	—	—	(289.8)
Equity offering	10.3	1.2	852.5	—	—	—	—	853.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	4.5	4.5
Capital contribution by noncontrolling interest to subsidiary	—	—	0.2	—	—	—	6.1	6.3
Acquisition of controlling interest	—	—	—	—	—	—	1,075.4	1,075.4
Stock and other incentive plans	0.2	—	21.8	—	(8.5)	—	—	13.3
Common stock dividends ($0.84 per share)	—	—	—	(118.9)	—	—	—	(118.9)
December 31, 2011	142.0	18.5	1,770.8	4,424.3	(336.0)	(92.6)	1,254.7	7,039.7
(continued)

Statements of Consolidated Changes in Equity
Cliffs Natural Resources Inc. and Subsidiaries — (Continued)

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
Comprehensive income
Net income	—	—	—	(899.4)	—	—	(227.2)	(1,126.6)
Other comprehensive income (loss)
Pension and OPEB liability, net of tax	—	—	—	—	—	26.2	7.6	33.8
Unrealized net loss on marketable securities, net of tax	—	—	—	—	—	(0.5)	—	(0.5)
Reclassification of net gain on foreign currency translation	—	—	—	—	—	(14.4)	—	(14.4)
Unrealized net gain on foreign currency translation	—	—	—	—	—	18.2	—	18.2
Reclassification of net gains on derivative financial instruments into net income, net of tax	—	—	—	—	—	(18.1)	—	(18.1)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	25.6	—	25.6
Total comprehensive income (loss)	—	—	—	—	—	—	(219.6)	(1,082.0)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(2.1)	(2.1)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	0.4	0.4
Capital contribution by noncontrolling interest to subsidiary	—	—	1.6	—	—	—	102.8	104.4
Acquisition of controlling interest	—	—	—	—	—	—	(8.0)	(8.0)
Stock and other incentive plans	0.5	—	2.3	—	13.4	—	—	15.7
Common stock dividends ($2.16 per share)	—	—	—	(307.2)	—	—	—	(307.2)
December 31, 2012	142.5	$18.5	$1,774.7	$3,217.7	$(322.6)	$(55.6)	$1,128.2	$5,760.9
The accompanying notes are an integral part of these consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES
Business Summary
We are an international mining and natural resources company, a major global iron ore producer and a significant producer of high and low-volatile metallurgical coal. In the U.S., we operate five iron ore mines in Michigan and Minnesota, six metallurgical coal mines located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. As of December 31, 2012, our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. Our 50 percent equity interest in Cockatoo Island, an iron ore mine, and our 45 percent economic interest in Sonoma, a coking and thermal coal mine, were also included in these operations through their sale dates in the third and fourth quarter, respectively. In Latin America, we have a 30 percent interest in Amapá, a Brazilian iron ore project, the sale of which our board approved in December 2012, and in Ontario, Canada we have a major chromite project in the feasibility study stage of exploration. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. Our Company’s operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys, and our Global Exploration Group.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions related to mineral reserves future realizable cash flow; environmental, reclamation and closure obligations; valuation of goodwill, long-lived assets and investments; valuation of inventory, valuation of post-employment, post-retirement and other employee benefit liabilities; valuation of deferred tax assets; reserves for contingencies and litigation; and the fair value of derivative instruments. Actual results could differ from estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Basis of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Newfoundland and Labrador/Quebec, Canada	100.0%	Iron Ore
Bloom Lake	Quebec, Canada	75.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Koolyanobbing	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
Intercompany transactions and balances are eliminated upon consolidation.
On May 12, 2011, we acquired all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt. The consolidated financial statements as of and for the year ended December 31, 2011 reflect our 100 percent interest in Consolidated Thompson since that date. Refer to NOTE 6 - ACQUISITIONS AND OTHER INVESTMENTS for further information.
Also included in our consolidated results are Cliffs Chromite Ontario Inc. and Cliffs Chromite Far North Inc., which together have a 100 percent interest in each of the Black Label and Black Thor chromite deposits and a 70 percent interest in the Big Daddy chromite deposit, all located in northern Ontario, Canada.
Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit as well as all short-term securities held for the primary purpose of general liquidity. We consider investments in highly liquid debt instruments with an original maturity of three months or less from the date of acquisition to be cash equivalents. We routinely monitor and evaluate counterparty credit risk related to the financial institutions by which our short-term investment securities are held.
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews its accounts receivable balances and establishes or adjusts the allowance as necessary using the specific identification method. The allowance for doubtful accounts was $8.1 million at December 31, 2012. There was no allowance for doubtful accounts at December 31, 2011. Bad debt expense was $9.0 million and $5.9 million for the years ended December 31, 2012 and 2011. There was no bad debt expense for the year ended December 31, 2010.
Inventories
U.S. Iron Ore
U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method.

We had approximately 1.3 million tons and 1.2 million tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2012 and 2011, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is made. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers.
Eastern Canadian Iron Ore
Iron ore pellet inventories are stated at the lower of cost or market. The cost is determined using the LIFO method. We primarily maintain ownership of these inventories until loading of the product at the port.
Iron ore concentrate inventories are stated at the lower of cost or market. The cost of iron ore concentrate inventories is determined using weighted average cost. We maintain ownership of the iron ore concentrate inventories until loading of the product at the port.
Asia Pacific Iron Ore
Asia Pacific Iron Ore product inventories are stated at the lower of cost or market. Costs of inventories are being valued on a weighted average basis. We maintain ownership of the inventories until title has transferred to the customer, which is generally when the product is loaded into the vessel.
North American Coal
North American Coal product inventories are stated at the lower of cost or market. Cost of coal inventories is calculated using the weighted average cost. We maintain ownership until coal is loaded into rail cars at the mine for domestic sales and until loaded in the vessels at the terminal for export sales.
Supplies and Other Inventories
Supply inventories include replacement parts, fuel, chemicals, and other general supplies which are expected to be used or consumed in normal operations within one year. Supply inventories also include critical spares. Critical spares are replacement parts for equipment that is critical for the continued operation of the mine or processing facilities.
Supply inventories are stated at the lower of cost or market using average cost, less an allowance for obsolete and surplus items.
Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks.
Derivative financial instruments are recognized as either assets or liabilities in the Statements of Consolidated Financial Position and measured at fair value. On the date a derivative instrument is entered into, we generally designate a qualifying derivative instrument as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction (cash flow hedge). We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. We also formally assesses both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively and record all future changes in fair value in the period of the instrument's earnings or losses. The policy allows for not more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, of forecasted net currency exposures that are probable to occur.

For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in accumulated other comprehensive income (loss) and any portion that is ineffective is recorded in current period earnings or losses. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring.
For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in the period of the instrument's earnings or losses.
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
Depreciation continues to be recognized when operations are temporarily idled.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore properties are stated at cost. Depreciation is calculated by the straight-line method or production output basis, not to exceed the mine life, provided over the following estimated useful lives:

Asset Class	Basis	Life
Plant and equipment	Straight line	5 to 10 Years
Plant and equipment and mine assets	Production output	10 Years
Motor vehicles, furniture & equipment	Straight line	3 to 5 Years
The costs capitalized and classified as Land rights and mineral rights represent lands where we own the surface and/or mineral rights.
Our Asia Pacific Iron Ore, Bloom Lake, Wabush, and United Taconite operations' interest in iron ore reserves and mineralized materials was valued when acquired using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the mines. Refer to NOTE 5 - PROPERTY, PLANT AND EQUIPMENT for further information.

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
Our North American Coal operation leases coal mining rights from third parties through lease agreements. The lease agreements are for varying terms and extend through the earlier of their lease termination date or until all merchantable and mineable coal has been extracted. Our interest in coal reserves and non-reserve coal was valued when acquired using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from coal operations over the life of the reserves acquired.
Capitalized Stripping Costs
During the development phase, stripping costs are capitalized as a part of the depreciable cost of building, developing and constructing a mine. These capitalized costs are amortized over the productive life of the mine using the units of production method. The production phase does not commence until the removal of more than a de minimis amount of saleable mineral material occurs in conjunction with the removal of overburden or waste material for purposes of obtaining access to an ore body. The stripping costs incurred in the production phase of a mine are variable production costs included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.
Stripping costs related to expansion of a mining asset of proven and probable reserves are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.
Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, the ventures' operating activities are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Consolidated Financial Position as of December 31, 2012 and December 31, 2011. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	December 31, 2012	December 31, 2011
Amapá	Investments in ventures	Equity Method	30	$101.9	$498.6
Cockatoo	Other liabilities	Equity Method	50	(25.3)	(15.0)
Hibbing	Other liabilities	Equity Method	23	(2.1)	(6.8)
Other	Investments in ventures	Equity Method	Various	33.9	28.0
				$108.4	$504.8

Amapá
Our 30 percent ownership is accounted for under the equity method as we do not have control, but have the ability to exercise significant influence over operating and financial policies. Accordingly, our share of the results from Amapá is reflected as Equity income (loss) from ventures in the Statements of Consolidated Operations. The financial information of Amapá included in our financial statements is for the twelve months ended November 30, 2012, 2011 and 2010 and as of November 30, 2012 and 2011. The earlier cut-off is to allow for sufficient time needed by Amapá to properly close and prepare complete financial information, including consolidating and eliminating entries, conversion to U.S. GAAP and review by the Company.
On December 27, 2012, our Board of Directors authorized the sale of our 30 percent interest in Amapá. Together with Anglo American plc., we will be selling our respective interest in a 100 percent sale transaction to a single entity. The carrying value of our investment was in excess of the net proceeds expected from the sale, which approximates fair value, resulting in a $365.4 million impairment charge, which was recorded through Equity income (loss) from ventures in the Statements of Consolidated Operations for the year ended December 31, 2012.
Hibbing and Cockatoo Island
Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against Cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining ventures' production cost, reflecting the cost-based nature of our participation in unconsolidated ventures.
In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. On July 31, 2012, the parties entered into a definitive asset sale agreement, which was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid as consideration under the asset sale agreement, a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. With respect to those rehabilitation obligations and assumed liabilities that are inherently attached to the tenements, those obligations and liabilities will automatically transfer to, and be assumed by, Pluton Resources upon registration of each of the tenements in Pluton Resources' name. Registration of the tenements in Pluton Resources' name cannot occur until the Office of State Revenue assesses the amount of stamp duty payable by Pluton Resources and the requisite bonds and stamped transfer forms are lodged by Pluton Resources with the Department of Mining and Petroleum. This process is expected to be completed during the first half of 2013. As of December 31, 2012, our portion of the current estimated cost of the rehabilitation is approximately $24 million and will be extinguished upon registration of the tenements in Pluton Resources' name. Cliffs and HWE Cockatoo Pty Ltd. completed the current stage of mining, Stage 3, at Cockatoo Island on September 30, 2012.
Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. We had goodwill of $167.4 million and $1,152.1 million recorded in the Statements of Consolidated Financial Position at December 31, 2012 and 2011, respectively. In accordance with the provisions of ASC 350, we compare the fair value of the respective reporting unit to its carrying value on an annual basis (or more frequently if necessary as discussed below) to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value of its goodwill.
After performing our annual goodwill impairment test in the fourth quarter of 2012, we determined that $997.3 million and $2.7 million of goodwill associated with our CQIM and Wabush reporting units, respectively, was impaired.
Refer to NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES and NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

Other Intangible Assets and Liabilities
Other intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life (years)
Permits	15 - 40
Utility contracts	5
Leases	4.5 - 17.5
Asset Impairment
Long-Lived Tangible and Intangible Assets
We monitor conditions that may affect the carrying value of our long-lived tangible and intangible assets when events and circumstances indicate that the carrying value of the asset groups may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available ("asset group"). An impairment loss exists when projected undiscounted cash flows are less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach.
We determined there was long-lived asset impairment related to the Wabush mine's pelletizing operations that resulted in an impairment charge of $49.9 million at December 31, 2012.
Refer to NOTE 5 - PROPERTY, PLANT AND EQUIPMENT and NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.
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

Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2012 and 2011 include money market funds. Valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Marketable Securities
Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at December 31, 2012 and 2011 include available-for-sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
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
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS and NOTE 13 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Pensions and Other Postretirement Benefits
We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program. Upon the acquisition of the remaining 73.2 percent interest in Wabush in February 2010, we fully consolidated the related Canadian plans into our pension and OPEB obligations. We do not have employee pension or post-retirement benefit obligations at our Asia Pacific Iron Ore operations.
We recognize the funded or unfunded status of our postretirement benefit obligations on our December 31, 2012 and 2011 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are recorded as Accumulated other comprehensive loss.
The market value of plan assets is measured at the year-end balance sheet date. The PBO is determined based upon an actuarial estimate of the present value of pension benefits to be paid to current employees and retirees. The APBO represents an actuarial estimate of the present value of OPEB benefits to be paid to current employees and retirees.

The actuarial estimates of the PBO and APBO retirement obligations incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. For the U.S. and Canadian plans, the discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimates of future events by incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Statements of Consolidated Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in other assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. See NOTE 13 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flow. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC 410. We perform an in-depth evaluation of the liability every three years in addition to routine annual assessments, most recently performed in 2011, except for Asia Pacific Iron Ore operations which was performed in 2012.
Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. See NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
Environmental Remediation Costs
We have a formal policy for environmental protection and restoration. Our mining and exploration activities are subject to various laws and regulations governing protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost only can be estimated as a range of possible amounts with no point in the range being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements reasonably can be estimated. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. Potential insurance recoveries have not been reflected in the determination of the liabilities. See NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Revenue Recognition
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
North American Coal
We sell our products pursuant to supply agreements negotiated and executed with our customers. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product is delivered in accordance with F.O.B. terms, title and risk of loss have transferred to the customer in accordance with the specified provisions of each supply agreement and collection of the sales price reasonably is assured. Delivery on our coal sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there are no other future obligations related to the shipment. For domestic shipments, title and risk of loss generally passes as the coal is loaded into transport carriers for delivery to the customer. For international shipments, title generally passes at the time coal is loaded onto the shipping vessel. Revenue from product sales in 2012, 2011 and 2010 included reimbursement for freight charges paid on behalf of customers of $101.0 million, $18.3 million and $41.9 million, respectively and recorded in Freight and venture partners' cost reimbursements on the Statements of Consolidated Operations.

Deferred Revenue
The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount is repaid in 2013. Installment amounts received under this arrangement in excess of sales are classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of December 31, 2012 and 2011, installment amounts received in excess of sales totaled $128.4 million and $91.7 million, respectively. As of December 31, 2012, deferred revenue of $12.8 million is recorded as current in Deferred revenue and $115.6 million is recorded as long-term in Other liabilities in the Statements of Consolidated Financial Position. As of December 31, 2011, $91.7 million was recorded as current in Deferred revenue in the Statements of Consolidated Financial Position.
In 2012 and 2011, certain customers purchased and paid for 0.2 million tons and 0.2 million tons of pellets that were not delivered by year-end, respectively. In 2012, the customer purchases were made in order to secure the 2012 pricing on shipments to occur in early 2013, and in 2011, the customer purchases were made in order to secure the 2011 pricing on shipments that occurred in early 2012. In 2012 and 2011, at the request of the customers the ore was not shipped, therefore the inventory remained at our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $17.1 million and $15.8 million, respectively, was deferred on the December 31, 2012 and 2011 Statements of Consolidated Financial Position. As of December 31, 2011, 0.1 million tons that had been previously paid for by the customer in 2010, resulted in the recognition of $15.1 million of revenues in 2012 when shipped.
Cost of Goods Sold
U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore
Cost of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations. Operating expenses primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively on a cost basis. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected for the noncontrolling partner participant. As we are responsible for product fulfillment, we act as a principal in the transaction and, accordingly, record revenue under these arrangements on a gross basis.
The following table is a summary of reimbursements in our U.S. Iron Ore operations for the years ended December 31, 2012, 2011 and 2010:

	(In Millions)
	Year Ended December 31,
	2012	2011	2010
Reimbursements for:
Freight	$142.0	$128.4	$83.6
Venture partners’ cost	108.8	95.9	139.8
Total reimbursements	$250.8	$224.3	$223.4
Where we have joint ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced.

North American Coal
Cost of goods sold and operating expenses represent all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations.
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
Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense are classified as financing cash flows. Refer to NOTE 14 - STOCK COMPENSATION PLANS for additional information.
Income Taxes
Income taxes are based on income for financial reporting purposes, calculated using tax rates by jurisdiction, and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes. Any interest or penalties on income tax are recognized as a component of income tax expense.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
See NOTE 15 - INCOME TAXES for further information.

Earnings Per Share
We present both basic and diluted EPS amounts. Basic EPS are calculated by dividing income attributable to Cliffs common shareholders by the weighted average number of common shares outstanding during the period presented. Diluted EPS are calculated by dividing Net Income (Loss) Attributable to Cliffs Shareholders by the weighted average number of common shares, common share equivalents and convertible preferred stock outstanding during the period, utilizing the treasury stock method for employee stock plans. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 19 - EARNINGS PER SHARE for further information.
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
Discontinued Operations
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Upon completion of the transaction on November 13, 2012, we collected approximately AUD $141.0 million in net cash proceeds. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated washplant. As of September 30, 2012, we began reporting the assets and liabilities of the Sonoma operations as Assets held for sale and Liabilities held for sale in the Statements of Consolidated Financial Position and reflected the results of operations as discontinued operations in the Statements of Consolidated Operations for all periods presented. The Sonoma operations were previously included in Other within our reportable segments. Refer to NOTE 7 - DISCONTINUED OPERATIONS for additional information.
On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition, LLC. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. We recorded a loss of $0.1 million as Income (Loss) and Gain on Sale from Discontinued Operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2012. This compares to losses of $18.5 million, net of $9.2 million in tax benefits, and $3.1 million, net of $1.5 million in tax benefits, respectively, for the years ended December 31, 2011 and 2010. The loss recorded for the year ended December 31, 2011, included a $16.0 million impairment charge, taken to write the renewaFUEL assets down to fair value.
The impairment charge taken in the third quarter of 2011 was based on an internal assessment around the recovery of the renewaFUEL assets, primarily property, plant and equipment. The assessment considered several factors including the unique industry, the highly customized nature of the related property, plant and equipment and the fact that the plant had not performed up to design capacity. Given these points of consideration, it was determined that the expected recovery values on the renewaFUEL assets were low. The renewaFUEL total assets were recorded at fair value in the Statements of Consolidated Financial Position as of December 31, 2011, and primarily are comprised of property, plant and equipment. The renewaFUEL operations were previously included in Other within our reportable segments.

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
NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our six metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. There are no intersegment revenues.
The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil, which we expect the sale of to close during the first half of 2013. The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Asia Pacific Coal, Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and, therefore, are not reported separately.
During the fourth quarter of 2012, we sold our 45 percent economic interest in Sonoma, which comprised the Asia Pacific Coal operating segment. Refer to NOTE 7 - DISCONTINUED OPERATIONS.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the years ended December 31, 2012, 2011, and 2010, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures:

	(In Millions)
	2012		2011		2010
Revenues from product sales and services:
U.S. Iron Ore	$2,723.3	46%	$3,509.9	53%	$2,443.7	54%
Eastern Canadian Iron Ore	1,008.9	17%	1,178.1	18%	477.7	11%
Asia Pacific Iron Ore	1,259.3	22%	1,363.5	21%	1,123.9	25%
North American Coal	881.1	15%	512.1	8%	438.2	10%
Other	0.1	—%	0.3	—%	0.3	—%
Total revenues from product sales and services	$5,872.7	100%	$6,563.9	100%	$4,483.8	100%

Sales margin:
U.S. Iron Ore	$976.2		$1,679.3		788.4
Eastern Canadian Iron Ore	(121.4)		290.9		133.6
Asia Pacific Iron Ore	311.0		699.5		566.2
North American Coal	(1.8)		(58.4)		(28.6)
Other	8.1		(0.4)		(0.9)
Sales margin	1,172.1		2,610.9		1,458.7
Other operating expense	(1,480.9)		(314.1)		(225.9)
Other income (expense)	(193.0)		(106.3)		33.6
Income (loss) from continuing operations before income taxes and equity income (loss) from ventures	$(501.8)		$2,190.5		1,266.4

Depreciation, depletion and amortization:
U.S. Iron Ore	$100.9		$86.2		61.7
Eastern Canadian Iron Ore	160.2		124.6		41.9
Asia Pacific Iron Ore	151.9		100.9		133.9
North American Coal	98.2		86.5		60.4
Other	14.6		28.7		24.4
Total depreciation, depletion and amortization	$525.8		$426.9		322.3

Capital additions (1):
U.S. Iron Ore	$168.8		$191.4		84.7
Eastern Canadian Iron Ore	865.2		303.1		18.8
Asia Pacific Iron Ore	87.7		262.0		53.6
North American Coal	144.1		181.0		89.5
Other	69.5		23.4		29.2
Total capital additions	$1,335.3		$960.9		275.8

Assets:
U.S. Iron Ore	1,735.1		1,691.8		1,537.1
Eastern Canadian Iron Ore	7,605.1		7,973.1		629.6
Asia Pacific Iron Ore	1,506.3		1,511.2		1,195.3
North American Coal	1,877.8		1,814.4		1,623.8
Other	570.9		1,017.6		1,257.8
Total segment assets	13,295.2		14,008.1		6,243.6
Corporate	279.7		533.6		1,534.6
Total assets	13,574.9		14,541.7		7,778.2

(1)    Includes capital lease additions and non-cash accruals. Refer to NOTE 21 - CASH FLOW INFORMATION

Included in the consolidated financial statements are the following amounts relating to geographic location:

	(In Millions)
	2012	2011	2010
Revenue
United States	$2,108.5	$2,774.1	$1,966.3
China	2,008.2	2,114.5	1,212.6
Canada	728.1	914.3	696.5
Other countries	1,027.9	761.0	608.4
Total revenue	5,872.7	6,563.9	4,483.8
Property, Plant and Equipment, Net
United States	$2,795.3	$2,684.9	$2,498.8
Australia	1,042.4	1,017.8	973.7
Canada	7,369.6	6,701.4	506.7
Total Property, Plant and Equipment, Net	11,207.3	10,404.1	3,979.2
Concentrations in Revenue
In 2012, one customer individually accounted for more than 10 percent of our consolidated product revenue. In 2011 and 2010, one customer and three customers, respectively, individually accounted for more than 10 percent of our consolidated product revenue. Total revenue from those customers accounted for more than 10 percent of our consolidated product revenues and represents approximately $923.7 million, $1.4 billion and $1.8 billion of our total consolidated product revenue in 2012, 2011 and 2010, respectively, and is attributable to our U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal business segments.
The following table represents the percentage of our total revenue contributed by each category of products and services in 2012, 2011, and 2010:

	2012	2011	2010
Revenue Category
Iron ore	81%	88%	84%
Coal	13%	8%	9%
Freight and venture partners’ cost reimbursements	6%	4%	7%
Total revenue	100%	100%	100%

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position as of December 31, 2012 and December 31, 2011:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets	$16.2	Derivative assets	$5.2	Other current liabilities	$1.9	Other current liabilities	$3.5
Total derivatives designated as hedging instruments under ASC 815		$16.2		$5.2		$1.9		$3.5
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets	$—	Derivative assets	$2.8		$—		$—
Customer Supply Agreements	Derivative assets	58.9	Derivative assets	72.9		—		—
Provisional Pricing Arrangements	Derivative assets	3.5	Derivative assets	1.2	Other current liabilities	11.3	Other current liabilities	19.5
	Accounts receivable, net	—	Accounts receivable, net	83.8		—		—
Total derivatives not designated as hedging instruments under ASC 815		$62.4		$160.7		$11.3		$19.5
Total derivatives		$78.6		$165.9		$13.2		$23.0
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
As of December 31, 2012, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $400.0 million and $630.4 million, respectively, in the form of forward contracts with varying maturity dates ranging from January 2013 to December 2013. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $400.0 million as of December 31, 2011. There were no outstanding Canadian foreign currency exchange contracts as of December 31, 2011, as we did not begin entering into Canadian foreign currency exchange contracts until January 2012.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and as of December 31, 2012 and 2011, there was no material ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that gains of $6.7 million and $3.4 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as hedging instruments, net of tax in Accumulated other comprehensive loss and the Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain Reclassified from Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2012	2011	2010		2012	2011	2010
Australian Dollar Foreign Exchange Contracts (hedge designation)	$20.2	$1.8	$1.9	Product revenues	$14.8	$2.6	$—
Canadian Dollar Foreign Exchange Contracts (hedge designation)	6.7	—	—	Cost of goods sold and operating expenses	3.3	—	—
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	—	Product revenues	—	0.7	3.2
Treasury Locks	(1.3)	—	—	Changes in fair value of foreign currency contracts, net	—	—	—
Total	$25.6	$1.8	1.9		$18.1	$3.3	$3.2
Interest Rate Risk Management
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges.
In the second quarter of 2012, with the expected issuance of long-term debt to repay our private placement senior notes due in 2013 and 2015, as well as for general corporate purposes, we entered into U.S. treasury lock agreements with a notional value of $200.0 million to hedge the exposure to the possible rise in the interest rate prior to the issuance of the five-year senior notes due 2018 discussed in NOTE 10 - DEBT AND CREDIT FACILITIES. The U.S. treasury locks were settled in the fourth quarter of 2012 upon the issuance of $500.0 million principal amount of the senior notes due 2018 for a cumulative after-tax loss of $1.3 million, which was recorded in Accumulated other comprehensive loss and is being amortized to Changes in fair value of foreign currency contracts, net over the life of the senior notes due 2018. Approximately $0.1 million net of tax is expected to be recognized in earnings in 2013.

Derivatives Not Designated as Hedging Instruments
Australian Dollar Foreign Exchange Contracts
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia and the sale was completed on November 13, 2012. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated wash plant. We hedged the Sonoma sale price on the open market by entering into foreign currency exchange forward contracts with a notional amount of AUD $141.0 million. The hedge contracts were considered economic hedges, which did not qualify for hedge accounting. The forward contracts had a maturity date of November 13, 2012, the date the sale was completed. The hedge contracts resulted in net realized losses of $0.3 million recognized through Income (Loss) and Gain on Sale from Discontinued Operations, net of tax in the Statements of Consolidated Operations based on the Australian to U.S. dollar spot rate of 1.04 at the contract maturity date of November 13, 2012.
Canadian Dollar Foreign Exchange Contracts and Options
On January 11, 2011, we entered into a definitive agreement with Consolidated Thompson to acquire all of its common shares in an all-cash transaction, including net debt. We hedged a portion of the purchase price on the open market by entering into foreign currency exchange forward contracts and an option contract with a combined notional amount of C$4.7 billion. The hedge contracts were considered economic hedges, which did not qualify for hedge accounting. The forward contracts had various maturity dates and the option contract had a maturity date of April 14, 2011.
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
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The base price is the primary component of the purchase price for each contract. The inflation-indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in benchmark and international pellet prices and changes in specified Producers Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $171.4 million, $178.0 million and $120.2 million, respectively, as Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010, respectively, related to the supplemental payments.

Derivative assets, representing the fair value of the pricing factors, were $58.9 million and $72.9 million, respectively, in the December 31, 2012 and December 31, 2011 Statements of Consolidated Financial Position.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $3.5 million as Derivative assets and $11.3 million as derivative liabilities included in Other current liabilities in the Statements of Consolidated Financial Position at December 31, 2012 related to our estimate of final sales price with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales price based on the price calculations established in the supply agreements. As a result, we recognized a net $7.8 million as a decrease in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2012 related to these arrangements. At December 31, 2011 and 2010, we did not have any derivative assets or liabilities recorded due to these arrangements.
In instances when we were still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms, we recorded certain shipments made to customers based on an agreed-upon provisional price. The shipments were recorded based on the provisional price until settlement of the market inputs to the pricing mechanisms were finalized. The lack of agreed-upon market inputs results in these provisional prices being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the third quarter, we reached final pricing settlements on the customer supply agreements in which components of the pricing calculations were still being revised. As such, at December 31, 2012, no shipments were recorded based upon contracts where the market inputs to the pricing mechanisms were still being finalized, as all outstanding were settled during the year. We recognized $809.1 million as an increase in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2011 under the pricing provisions for certain shipments to U.S. Iron Ore and Eastern Canadian Iron Ore customers as we were still in the process of revising the terms of the related customer supply agreements. For the year ended December 31, 2011, $309.4 million of the revenues were realized due to the pricing settlements that primarily occurred with our U.S. Iron Ore customers during 2011. This compares with an increase in Product revenues of $960.7 million for the year ended December 31, 2010 related to estimated forward price settlements for shipments to our Asia Pacific Iron Ore, U.S. Iron Ore and Eastern Canadian Iron Ore customers until prices actually settled.
At December 31, 2011, we recorded $1.2 million Derivative assets, $19.5 million derivative liabilities included in Other current liabilities and $83.8 million Accounts receivable, net in the Statements of Consolidated Financial Position related to these types of provisional pricing arrangements with various U.S. Iron Ore and Eastern Canadian Iron Ore customers. In 2010, the derivative instrument was settled in the fourth quarter upon the settlement of pricing provisions with some of our U.S. Iron Ore customers and therefore is not reflected in the Statements of Consolidated Financial Position at December 31, 2010.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2012	2011	2010
Foreign Exchange Contracts	Product revenues	$—	$1.0	$11.1
Foreign Exchange Contracts	Other income (expense)	0.3	101.9	39.8
Foreign Exchange Contracts	Income (Loss) and Gain on Sale from Discontinued Operations, net of tax	(0.3)	—	—
Treasury Locks	Changes in fair value of foreign currency contracts, net	(0.4)	—	—
Customer Supply Agreements	Product revenues	171.4	178.0	120.2
Provisional Pricing Arrangements	Product revenues	(7.8)	809.1	960.7
Total		$163.2	$1,090.0	$1,131.8
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position as of December 31, 2012 and 2011:

	(In Millions)
	December 31, 2012			December 31, 2011
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$147.2	$22.9	$170.1	$100.2	$8.5	$108.7
Eastern Canadian Iron Ore	62.6	44.2	106.8	96.2	43.0	139.2
Asia Pacific Iron Ore	36.7	37.2	73.9	57.2	21.6	78.8
North American Coal	36.7	49.0	85.7	19.7	110.5	130.2
Total	$283.2	$153.3	$436.5	$273.3	$183.6	$456.9
U.S. Iron Ore
The excess of current cost over LIFO cost of iron ore inventories was $122.2 million and $117.1 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the product inventory balance for U.S. Iron Ore increased, resulting in creation of a LIFO layer in 2012. The effect of the inventory build was an increase in Inventories of $47.5 million in the Statements of Consolidated Financial Position for the year ended December 31, 2012. As of December 31, 2011, the product inventory balance for U.S. Iron Ore declined, resulting in liquidation of LIFO layers in 2011. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $15.2 million in the Statements of Consolidated Operations for the year ended December 31, 2011.

Eastern Canadian Iron Ore
The excess of current cost over LIFO cost of iron ore inventories was $27.7 million and $21.9 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the iron ore pellet inventory balance for Eastern Canadian Iron Ore declined, resulting in liquidation of LIFO layers in 2012. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $7.0 million in the Statements of Consolidated Operations. As of December 31, 2011, the product inventory balance for Eastern Canadian Iron Ore increased to $47.1 million, resulting in an additional LIFO layer being added during the year.
North American Coal
We recorded lower-of-cost-or-market inventory charges of $24.4 million, $6.6 million and $26.1 million in Cost of goods sold and operating expenses in the Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010, respectively. These charges were a result of market declines and operational and geological issues.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2012 and 2011:

	(In Millions)
	December 31,
	2012	2011
Land rights and mineral rights	$7,920.8	$7,868.7
Office and information technology	92.4	66.8
Buildings	162.0	132.2
Mining equipment	1,290.7	1,323.8
Processing equipment	1,937.4	1,311.6
Railroad equipment	240.8	161.6
Electric power facilities	58.7	57.9
Port facilities	114.3	64.1
Interest capitalized during construction	20.8	22.5
Land improvements	43.9	30.4
Other	39.0	43.2
Construction in progress	1,123.9	612.8
	13,044.7	11,695.6
Allowance for depreciation and depletion	(1,837.4)	(1,291.5)
	$11,207.3	$10,404.1
We recorded depreciation expense of $293.5 million, $237.8 million and $165.4 million in the Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010, respectively.
The accumulated amount of capitalized interest included within construction in progress is $17.1 million of which $15.4 million was capitalized during 2012.
Due to lower than previously expected profits as a result of decreased iron ore pricing expectations and increased costs, we determined that indicators of impairment with respect to certain of our long-lived assets or asset groups existed at December 31, 2012. Our asset groups generally consist of the assets and liabilities of one or more mines, preparation plants and associated reserves for which the lowest level of identifiable cash flows largely are independent of cash flows of other mines, preparation plants and associated reserves.

As a result of this assessment, we determined that the cash flows associated with our Eastern Canadian pelletizing operations were not sufficient to support the recoverability of the carrying value of these productive assets. Accordingly, during the fourth quarter of 2012, an asset impairment charge of $49.9 million was recorded as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations related to the Wabush mine pelletizing operations reported in our Eastern Canadian Iron Ore operating segment. The fair value estimate was calculated using a market approach. There was no impairment of the dock facilities or the mine and concentrator long-lived assets that are part of the Wabush mine.
We did not record any other long-lived tangible and intangible assets impairment charges in 2012, 2011 or 2010, except for as discussed below in Discontinued Operations.
The net book value of the land rights and mineral rights as of December 31, 2012 and 2011 is as follows:

	(In Millions)
	December 31,
	2012	2011
Land rights	$46.4	$37.3
Mineral rights:
Cost	$7,874.4	$7,831.4
Less depletion	727.0	516.0
Net mineral rights	$7,147.4	$7,315.4
Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Cost of goods sold and operating expenses. We recorded depletion expense of $209.8 million, $159.7 million and $95.5 million in the Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 6 - ACQUISITIONS AND OTHER INVESTMENTS
Acquisitions
We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess of cost over the fair value of the net assets acquired is recorded as goodwill.
Consolidated Thompson
On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction, including net debt, pursuant to the terms of an arrangement agreement dated as of January 11, 2011. Upon the acquisition: (a) each outstanding Consolidated Thompson common share was acquired for a cash payment of C$17.25; (b) each outstanding option and warrant that was “in the money” was acquired for cancellation for a cash payment of C$17.25 less the exercise price per underlying Consolidated Thompson common share; (c) each outstanding performance share unit was acquired for cancellation for a cash payment of C$17.25; (d) all outstanding Quinto Mining Corporation rights to acquire common shares of Consolidated Thompson were acquired for cancellation for a cash payment of C$17.25 per underlying Consolidated Thompson common share; and (e) certain Consolidated Thompson management contracts were eliminated that contained certain change of control provisions for contingent payments upon termination. The acquisition date fair value of the consideration transferred totaled $4.6 billion. Our full ownership of Consolidated Thompson has been included in the consolidated financial statements since the acquisition date and the subsidiary CQIM is reported as a component of our Eastern Canadian Iron Ore segment.

The acquisition of Consolidated Thompson reflects our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces iron ore concentrate of high quality. WISCO is a 25 percent partner in the Bloom Lake mine. We also own additional development properties known as Labrador Trough South located in Quebec. All of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market. The acquisition also is expected to further diversify our existing customer base.
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
The $997.3 million of goodwill resulting from the acquisition was assigned to our Eastern Canadian Iron Ore business segment through the CQIM reporting unit. The goodwill recognized primarily is attributable to the proximity to our existing Canadian operations and potential for future expansion in Eastern Canada, which would allow us to leverage our port facilities and supply iron ore to the seaborne market. None of the goodwill will be deductible for income tax purposes. After performing our annual goodwill impairment test in the fourth quarter of 2012, we determined that the goodwill resulting from the acquisition was impaired as the carrying value exceeded its fair value. The impairment charge was recorded as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations for the year ended December 31, 2012. Refer to NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.
Acquisition-related costs in the amount of $25.4 million have been charged directly to operations and are included within Consolidated Thompson acquisition costs in the Statements of Consolidated Operations for the year ended December 31, 2011. In addition, we recognized $15.7 million of deferred debt issuance costs, net of accumulated amortization of $1.9 million, associated with issuing and registering the debt required to fund the acquisition as of December 31, 2011. Of these costs, $1.7 million and $14.0 million, respectively, have been recorded in Other current assets and Other non-current assets in the Statements of Consolidated Financial Position at December 31, 2011. Upon the termination of the bridge credit facility that we entered into to provide a portion of the financing for Consolidated Thompson, $38.3 million of related debt issuance costs were recognized in Interest expense, net in the Statements of Consolidated Operations for the year ended December 31, 2011.
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

	(In Millions, Except Per Common Share)
	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES	$6,772.3	$4,784.6
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,612.3	$912.5
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$11.50	$6.74
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$11.43	$6.70
The 2011 pro forma Net Income (Loss) Attributable to Cliffs Shareholders was adjusted to exclude $69.6 million of Cliffs and Consolidated Thompson acquisition-related costs and $59.8 million of non-recurring inventory purchase accounting adjustments incurred during the year ended December 31, 2011. The 2010 pro forma Net Income (Loss) Attributable to Cliffs Shareholders was adjusted to include the $59.8 million of non-recurring inventory purchase accounting adjustments.
Wabush
On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush, thereby increasing our ownership interest to 100 percent. Our full ownership of Wabush has been included in the consolidated financial statements since that date. The acquisition date fair value of the consideration transferred totaled $103.0 million, which consisted of a cash purchase price of $88.0 million and a working capital adjustment of $15.0 million. With Wabush’s 5.5 million tons of production capacity, acquisition of the remaining interest increased our Eastern Canadian Iron Ore equity production capacity by approximately 4.0 million tons and added more than 50 million tons of additional reserves in 2010. Furthermore, acquisition of the remaining interest has provided us additional access to the seaborne iron ore markets serving steelmakers in Europe and Asia.
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
In the months subsequent to the initial purchase price allocation, we further refined the fair values of the assets acquired and liabilities assumed. Additionally, we also continued to ensure our existing interest in Wabush was incorporating all of the book basis; including amounts recorded in Accumulated other comprehensive income (loss). Based on this process, the acquisition date fair value of the previous equity interest was adjusted to $38.0 million. The changes required to finalize the U.S. and Canadian deferred tax valuations and to incorporate additional information on assumed asset retirement obligations offset to a net decrease of $1.7 million in the fair value of the equity interest from the initial purchase price allocation. Thus, the gain resulting from the remeasurement of our prior equity interest, net of amounts previously recorded in Accumulated other comprehensive income (loss) of $20.3 million, was adjusted to $25.1 million for the period ended December 31, 2010.

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

The $3.1 million of goodwill resulting from the acquisition was assigned to our Eastern Canadian Iron Ore business segment. The goodwill recognized primarily is attributable to the mine’s port access and proximity to the seaborne iron ore markets. None of the goodwill is expected to be deductible for income tax purposes. After performing our annual goodwill impairment test in the fourth quarter of 2012, we determined that the goodwill resulting from the acquisition was impaired as the carrying value exceeded its fair value. The impairment charge was recorded as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations for the year ended December 31, 2012. Refer to NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.
Freewest
During 2009, we acquired 29 million shares, or 12.4 percent, of Freewest, a Canadian-based mineral exploration company focused on acquiring, exploring and developing high-quality chromite, gold and base- metal properties in Canada. On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest for C$1.00 per share, including its interest in the Ring of Fire properties in Northern Ontario Canada, which comprise three premier chromite deposits. As a result of the transaction, our ownership interest in Freewest increased from 12.4 percent as of December 31, 2009 to 100 percent as of the acquisition date. Our full ownership of Freewest has been included in the consolidated financial statements since the acquisition date. The acquisition of Freewest is consistent with our strategy to broaden our geographic and mineral diversification and allows us to apply our expertise in open-pit mining and mineral processing to a chromite ore mineralization that could form the foundation of North America’s only ferrochrome production operation. Total purchase consideration for the remaining interest in Freewest was approximately $185.9 million, comprised of the issuance of 0.0201 of our common shares for each Freewest share, representing a total of 4.2 million common shares or $173.1 million, and $12.8 million in cash. The acquisition date fair value of the consideration transferred was determined based upon the closing market price of our common shares on the acquisition date.
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
CLCC
On July 30, 2010, we acquired the coal operations of privately owned INR and since that date, the operations acquired from INR have been conducted through our wholly owned subsidiary known as CLCC. Our full ownership of CLCC has been included in the consolidated financial statements since the acquisition date, and the subsidiary is reported as a component of our North American Coal segment. The acquisition date fair value of the consideration transferred totaled $775.9 million, which consisted of a cash purchase price of $757.0 million and a working capital adjustment of $18.9 million.

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

The $27.8 million of goodwill resulting from the acquisition was assigned to our North American Coal business segment. The goodwill recognized primarily is attributable to the addition of complementary high-quality coal products to our existing operations and operational flexibility. None of the goodwill was expected to be deductible for income tax purposes. After performing our annual goodwill impairment test in the fourth quarter of 2011, we determined that the goodwill resulting from the acquisition was impaired as the carrying value exceeded its fair value. The impairment charge was recorded as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations for the year ended December 31, 2011. NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES for further information.
With regard to each of the 2010 acquisitions discussed above, pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.
NOTE 7 - DISCONTINUED OPERATIONS
The tables below set forth selected financial information related to assets and liabilities held for sale and operating results of our business classified as discontinued operations. Assets and liabilities held for sale represent the assets that are expected to be sold and liabilities expected to be assumed. While the reclassification of revenues and expenses related to discontinued operations for prior periods have no impact upon previously reported net income, the Statements of Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations. The Sonoma operations were previously included in Other within our reportable segments.
The following table presents Statements of Consolidated Financial Position data of the Sonoma operations:

	(In Millions)
	December 31,
	2012	2011
ASSETS HELD FOR SALE
Cash and cash equivalents	$—	$2.3
Accounts receivable	—	16.3
Inventories	—	18.8
Other current assets	—	2.0
Property, plant and equipment, net	—	120.5
Assets held for sale	$—	$159.9

LIABILITIES HELD FOR SALE
Accounts payable	$—	$15.6
Accrued expenses	—	1.5
Environmental and mine closure obligations	—	8.8
Liabilities held for sale	$—	$25.9

The following table presents detail of our operations related to our Sonoma operations in the Statements of Consolidated Operations:

	(In Millions)
	Year Ended December 31,
	2012	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$151.6	$230.4	$198.3

GAIN ON SALE FROM DISCONTINUED OPERATIONS, net of tax	38.0	—	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2.1)	38.6	25.6
INCOME (LOSS) and GAIN ON SALE FROM DISCONTINUED OPERATIONS, net of tax	$35.9	$38.6	$25.6
We recorded a gain of $38.0 million, net of $8.1 million in tax expense in Income (Loss) and Gain on Sale from Discontinued Operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2012 related to our sale of the Sonoma operations, which was completed as of November 12, 2012. We recorded a loss from discontinued operations in 2012 of $2.1 million, net of $2.4 million in tax expense. This compares to income from discontinued operations of $38.6 million, net of $12.4 million in tax expense and $25.6 million, net of $11.0 million of tax expense, respectively, for the years ended December 31, 2011 and 2010.
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies and is not subject to amortization. We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which management generally reviews production and financial results of that component. Decisions are often made as to capital expenditures, investments and production plans at the component level as part of the ongoing management of the related operating segment. We have determined that our Asia Pacific Iron Ore and Ferroalloys operating segments constitute separate reporting units, that our CQIM and Wabush mines within our Eastern Canadian Iron Ore operating segment constitute reporting units, that CLCC within our North American Coal operating segment constitutes a reporting unit and that our Northshore mine within our U.S. Iron Ore operating segment constitutes a reporting unit. Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may exceed their fair value.
During the fourth quarter of 2012, upon performing our annual goodwill impairment test, a goodwill impairment charge of $997.3 million was recorded for our CQIM reporting unit within the Eastern Canadian Iron Ore operating segment. The impairment charge for our CQIM reporting unit was driven by the project’s lower than anticipated long-term profitability coupled with delays in achieving full operational capacity and and higher capital and operating costs. Additionally, the announced delay of the Phase II expansion of the Bloom Lake mine also contributed to the impairment.
    Additionally, a goodwill impairment charge of $2.7 million was recorded for our Wabush reporting unit. This charge was primarily a result of downward long-term pricing estimates and increased costs.
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
No other goodwill impairment charges were identified in connection with our annual goodwill impairment tests in 2012 and 2011.
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the year ended December 31, 2012 and the year ended December 31, 2011:

	(In Millions)
	December 31, 2012						December 31, 2011
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1	$2.0	$3.1	$82.6	$27.9	$80.9	$196.5
Arising in business combinations	—	13.8	—	—	—	13.8	—	983.5	—	(0.1)	—	983.4
Impairment	—	(1,000.0)	—	—	—	(1,000.0)	—	—	—	(27.8)	—	(27.8)
Impact of foreign currency translation	—	—	1.5	—	—	1.5	—	—	0.4	—	—	0.4
Other	—	—	—	—	—	—	—	(0.4)	—	—	—	(0.4)
Ending Balance	$2.0	$—	$84.5	$—	$80.9	$167.4	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1
Accumulated Goodwill Impairment Loss	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)	$—	$—	$—	$(27.8)	$—	$(27.8)
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of December 31, 2012 and December 31, 2011:

		(In Millions)
		December 31, 2012			December 31, 2011
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$136.1	$(31.7)	$104.4	$134.3	$(23.2)	$111.1
Utility contracts	Intangible assets, net	54.7	(32.4)	22.3	54.7	(21.3)	33.4
Leases	Intangible assets, net	5.7	(3.4)	2.3	5.5	(3.0)	2.5
Total intangible assets		$196.5	$(67.5)	$129.0	$194.5	$(47.5)	$147.0
Below-market sales contracts	Other current liabilities	$(46.0)	$—	$(46.0)	$(77.0)	$24.3	$(52.7)
Below-market sales contracts	Other liabilities	(250.7)	181.6	(69.1)	(252.3)	140.5	(111.8)
Total below-market sales contracts		$(296.7)	$181.6	$(115.1)	$(329.3)	$164.8	$(164.5)

Amortization expense relating to intangible assets was $22.5 million, $17.7 million, and $18.8 million, respectively, for the years ended December 31, 2012, 2011, and 2010, and is recognized in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2013	$17.9
2014	17.9
2015	6.0
2016	6.0
2017	6.0
Total	$53.8
The below-market sales contracts are classified as a liability and recognized over the terms of the underlying contracts, which have remaining lives ranging from one to four years. For the years ended December 31, 2012, 2011, and 2010, we recognized $46.3 million, $57.0 million, and $62.4 million, respectively, in Product revenues related to the below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2013	$46.0
2014	23.1
2015	23.0
2016	23.0
2017	—
Total	$115.1

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at December 31, 2012 and 2011:

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$100.0	$—	$—	$100.0
Derivative assets	—	—	62.4	62.4
International marketable securities	27.0	—	—	27.0
Foreign exchange contracts	—	16.2	—	16.2
Total	$127.0	$16.2	$62.4	$205.6
Liabilities:
Derivative liabilities	$—	$—	$11.3	$11.3
Foreign exchange contracts	—	1.9	—	1.9
Total	$—	$1.9	$11.3	$13.2

	(In Millions)
	December 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Cash equivalents	$351.2	$—	$—		$351.2
Derivative assets	—	—	157.9	(1)	157.9
International marketable securities	27.1	—	—		27.1
Foreign exchange contracts	—	8.0	—		8.0
Total	$378.3	$8.0	$157.9		$544.2
Liabilities:
Derivative liabilities	$—	$—	$19.5		$19.5
Foreign exchange contracts	—	3.5	—		3.5
Total	$—	$3.5	$19.5		$23.0

(1)
Derivative assets include $83.8 million classified as Accounts receivable in the Statements of Consolidated Financial Position as of December 31, 2011. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Financial assets classified in Level 1 at December 31, 2012 and 2011 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At December 31, 2012 and December 31, 2011, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at December 31, 2012 and December 31, 2011 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at December 31, 2012 also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined.
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
Due to revisions to the terms of certain of our customer supply agreements that were initiated during the fourth quarter of 2011, the fair value determination for these derivatives was primarily based on significant unobservable inputs to develop the forward price expectation of the final price settlement for 2011. Based on these changes to the determination of the fair value, we transferred $49.0 million of derivative assets from a Level 2 classification to a Level 3 classification within the fair value hierarchy in the fourth quarter of 2011. The fair value of our derivatives was determined using a market approach and takes into account current market conditions and other risks, including nonperformance risk.
The Level 3 derivative assets and liabilities at December 31, 2011 also consisted of derivatives related to certain supply agreements with our U.S. Iron Ore and Eastern Canadian Iron Ore customers. In some instances we were still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms as a result of the elimination of historical benchmark pricing. As a result, we recorded certain shipments made to our U.S. Iron Ore and Eastern Canadian Iron Ore customers based on an agreed-upon provisional price with the customer until final settlement on the market inputs to the pricing mechanisms were finalized. The lack of agreed-upon market inputs resulted in these pricing provisions being characterized as derivatives. The derivative instrument, which were settled and billed or credited once the determinations of the market inputs to the pricing mechanisms were finalized, was adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. The pricing provisions were characterized as freestanding derivatives and were required to be accounted for separately once product was shipped. The derivative instrument, which was settled and billed once final pricing settlement was reached, was marked to fair value as a revenue adjustment each reporting period. For the year ended December 31, 2012, we did not have any supply agreements in which components of the pricing calculations were still being finalized. As such, at December 31, 2012, no shipments were recorded based upon contracts with undetermined pricing calculations as all outstanding were settled during the year.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range (Weighted Average)
	12/31/2012
Provisional Pricing Arrangements	$3.5	Derivative assets	Market Approach	Managements Estimate of 62% Fe	$115 - $130 ($120)
	$11.3	Other current liabilities
Customer Supply Agreement	$58.9	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$605 - $660 ($635)
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
The significant unobservable input used in the fair value measurement of the reporting entity’s customer supply agreements is the future hot-rolled steel price that is estimated based on current market data, analysts' projections, projections provided by the customer and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
These significant estimates are determined by a collaboration of our commercial, finance and treasury departments and are reviewed by management.
Substantially all of the financial assets and liabilities are carried at fair value or contracted amounts that approximate fair value.
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2012 and 2011. As noted above, there was a transfer from Level 3 to Level 2 and a transfer from Level 2 to Level 3 in 2011, as reflected in the table below. The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

	(In Millions)
	Derivative Asset (Level 3)		Derivative Liabilities (Level 3)
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Beginning balance - January 1	$157.9	$45.6	$(19.5)	$—
Total gains
Included in earnings	174.9	403.0	(11.3)	(19.5)
Included in other comprehensive income	—	—	—	—
Settlements	(270.4)	(319.7)	19.5	—
Transfers into Level 3	—	49.0	—	—
Transfers out of Level 3	—	(20.0)	—	—
Ending balance - December 31	$62.4	$157.9	$(11.3)	$(19.5)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets (liabilities) still held at the reporting date	$174.9	$403.0	$(11.3)	$(19.5)
Gains and losses included in earnings are reported in Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2012 and 2011.
The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at December 31, 2012 and 2011 were as follows:

		(In Millions)
		December 31, 2012		December 31, 2011
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Other receivables:
Customer supplemental payments	Level 2	$22.3	$21.3	$22.3	$20.8
ArcelorMittal USA—Receivable	Level 2	19.3	21.3	26.5	30.7
Other	Level 2	10.9	10.9	10.0	10.0
Total receivables		$52.5	$53.5	$58.8	$61.5
Long-term debt:
Term loan—$1.25 billion	Level 2	$753.0	$753.0	$897.2	$897.2
Senior notes—$700 million	Level 2	699.4	759.4	699.3	726.4
Senior notes—$1.3 billion	Level 2	1,289.4	1,524.7	1,289.2	1,399.4
Senior notes—$400 million	Level 2	398.2	464.3	398.0	448.8
Senior notes—$325 million	Level 2	—	—	325.0	348.7
Senior notes—$500 million	Level 2	495.7	528.4	—	—
Revolving loan	Level 2	325.0	325.0	—	—
Total long-term debt		$3,960.7	$4,354.8	$3,608.7	$3,820.5

The fair value of the receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.
The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2013, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of December 31, 2012, the receivable of $22.3 million classified as current was recorded in Other current assets as all supplemental payments to be paid by the customer are due within one year. As of December 31, 2011, a receivable of $22.3 million was recorded in Other non-current assets in the Statements of Consolidated Financial Position reflecting the terms of this deferred payment arrangement. The fair value of the receivable of $21.3 million and $20.8 million at December 31, 2012 and 2011, respectively, is based on a discount rate of 2.81 percent and 4.50 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $19.3 million and $26.5 million at December 31, 2012 and 2011, respectively, of which $10.0 million was recorded in Other current assets for each respective period. The fair value of the receivable of $21.3 million and $30.7 million at December 31, 2012 and 2011, respectively, is based on a discount rate of 2.85 percent and 2.58 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Goodwill impairment - CQIM reporting unit	$—	$—	$—	$—	$997.3
Goodwill impairment - Wabush reporting unit	—	—	—	—	2.7
Other long-lived assets - Property, plant and equipment	—	—	—	—	49.9
Investment in ventures impairment - Amapá	—	—	72.5	72.5	365.4
Total	$—	$—	$72.5	$72.5	$1,415.3

Financial Assets
On December 27, 2012, the Board of Directors approved the sale of our 30 percent investment in Amapá, which is recorded as an equity method investment in our Statements of Consolidated Operations. The carrying value of the investment was reduced to fair value of $72.5 million as of December 31, 2012, resulting in an impairment charge of $365.4 million. We believe the sum of the sale proceeds approximates fair value. The fair value of the proceeds (and therefore the portion of the equity method investment measured at fair value) was determined using a probability-weighted cash flow approach.
Non-Financial Assets
We recorded an impairment charge within our Eastern Canadian Iron Ore segment to reduce the carrying value of the CQIM reporting unit's goodwill to zero. This impairment charge was determined by our analysis of the fair value of the CQIM reporting unit using the estimated expected present value of future cash flows, as well as reference to observable market transactions in determining the value of the pre-production resources. The present value of the reporting unit's future cash flows was calculated using an after-tax weighted average cost of capital. The value of the reporting unit's pre-production resources was determined with reference to implied valuations per ton of market transactions and applied to our estimated pre-production resource base. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We reported an additional impairment charge of $2.7 million within our Eastern Canadian Iron Ore segment to reduce the carrying value of the Wabush reporting unit's goodwill to zero. The estimate of the fair value of goodwill was determined based on the estimated expected present value of the future cash flows, discounted using an after-tax weighted average cost of capital. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We also recorded an impairment charge related to our Eastern Canadian pelletizing operations to reduce those assets' to their estimated fair value as we determined that the cash flows associated with our Eastern Canadian pelletizing operations were not sufficient to support the recoverability of the carrying value of these productive assets. Fair value was determined based on management's estimate of liquidation value, considering present condition and location of these assets, as well as estimated costs to transport, which are considered Level 3 inputs, and resulted in a charge of $49.9 million.

NOTE 10 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of December 31, 2012 and 2011:

($ in Millions)
December 31, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.83%	2016	$847.1	(1)	$847.1	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.2	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0		495.7	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.02%	2017	1,750.0		325.0	(7)
Total debt				$5,497.1		$4,054.8
Less current portion						94.1
Long-term debt						$3,960.7

($ in Millions)
December 31, 2011
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.40%	2016	$972.0	(1)	$972.0	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.3	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.1	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.1	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.0	(5)
$325 Million Private Placement Senior Notes:
Series 2008A - Tranche A	Fixed	6.31%	2013	270.0		270.0
Series 2008A - Tranche B	Fixed	6.59%	2015	55.0		55.0
$1.75 Billion Credit Facility:
Revolving Loan	Variable	—%	2016	1,750.0		—	(7)
Total debt				$5,447.0		$3,683.5
Less current portion						74.8
Long-term debt						$3,608.7

(1)
As of December 31, 2012 and December 31, 2011, $402.8 million and $278.0 million, respectively, had been paid down on the original $1.25 billion term loan and, of the remaining term loan, $94.1 million and $74.8 million, respectively, was classified as Current portion of debt. The current classification is based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2)
As of December 31, 2012 and December 31, 2011, the $700 million 4.88 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million and $0.7 million, respectively, based on an imputed interest rate of 4.89 percent.

(3)
As of December 31, 2012 and December 31, 2011, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.8 million and $0.9 million, respectively, based on an imputed interest rate of 4.83 percent.

(4)
As of December 31, 2012 and December 31, 2011, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.8 million and $9.9 million, respectively, based on an imputed interest rate of 6.38 percent.

(5)
As of December 31, 2012 and December 31, 2011, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.8 million and $2.0 million, respectively, based on an imputed interest rate of 5.98 percent.

(6)
As of December 31, 2012, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $4.3 million, based on an imputed interest rate of 4.14 percent.

(7)
As of December 31, 2012 and December 31, 2011, $325.0 million and no revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $27.7 million and $23.5 million for each period, respectively, thereby reducing available borrowing capacity to $1.4 billion and $1.7 billion for each period, respectively.

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
As of December 31, 2012, $325.0 million in loans were drawn under the revolving credit facility. The weighted average annual interest rate under the revolving credit facility was 2.02 percent as of December 31, 2012.

As a condition of agreeing to the amended credit agreement terms, $250 million was drawn against the revolving credit facility on August 11, 2011, in order to pay down a portion of the term loan. All amounts outstanding under the revolving credit facility were repaid in full on December 12, 2011, and as such no revolving loans were drawn under the credit facility as of December 31, 2011. The weighted average annual interest rate under the revolving credit facility during the time the borrowings were outstanding was 1.84 percent.
Loans are drawn with a choice of interest rates and maturities, subject to the terms of the agreement. Under the amended credit agreement described above, interest rates could be (1) for Eurocurrency loans, a range from LIBOR plus 0.75 percent to 2.00 percent based on the leverage ratio, or (2) for Base Rate loans, the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.50 percent, or (c) the one-month LIBOR rate plus 1.0 percent, plus zero to 1.00 percent based on the leverage ratio.
The amended credit agreement has two financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the amended credit agreement, as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270 million private placement senior notes due 2013) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended credit agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). As the $270 million private placement senior notes due 2013 were repaid on December 28, 2012 with proceeds from the 2012 public offering, the financial covenant relating to the notes remaining outstanding was no longer applicable. Prior to the amendment to our multicurrency credit agreement in August 2011, the debt to earnings ratio of Total Funded Debt to Consolidated EBITDA for the preceding four quarters could not exceed 3.25 to 1.0 on the last day of any fiscal quarter. Prior to the amendment to our multicurrency credit agreement in October 2009, the interest coverage ratio was calculated based on Consolidated EBIT to Interest Expense for the preceding four quarters and could not be less than 3.0 to 1.0 on the last day of any fiscal quarter. The amended credit agreement provided for more flexible financial covenants and debt restrictions through the amendment of certain customary covenants. As of December 31, 2012 and 2011, we were in compliance with the financial covenants in the amended credit agreement.
We have amended our revolving credit facility subsequent to December 31, 2012. See NOTE 22 - SUBSEQUENT EVENTS for further information.
$500 Million Senior Notes — 2012 Offering
On December 6, 2012, we completed a $500.0 million public offering of senior notes at 3.95 percent due January 15, 2018. Interest is fixed and is payable on January 15 and July 15 of each year, beginning on July 15, 2013 until maturity. The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. A portion of the net proceeds from the senior notes offering was used on December 28, 2012 to repay $270.0 million and $55.0 million outstanding private placement senior notes and also for the repayment of a portion of the borrowings outstanding under the term loan facility and the revolving credit facility.
The senior notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100 percent of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 50 basis points with respect to the 2018 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption.
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
Interest Rate Adjustment Based on Rating Events
The interest rate payable on the senior notes may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the senior notes. In no event shall (1) the interest rate for the senior notes be reduced to below the interest rate payable on the senior notes on the date of the initial issuance of senior notes or (2) the total increase in the interest rate on the senior notes exceed 2.00% above the interest rate payable on the senior notes on the date of the initial issuance of senior notes.
$1 Billion Senior Notes — 2011 Offering
On March 23, 2011 and April 1, 2011, respectively, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $700 million aggregate principal amount at 4.88 percent senior notes due April 1, 2021, and an additional issuance of $300 million aggregate principal amount of our 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount previously was issued during September 2010. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on October 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. The net proceeds from the senior notes offering were used to fund a portion of the acquisition of Consolidated Thompson and to pay the related fees and expenses.
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

A portion of the net proceeds from the senior notes offering was used on September 22, 2010 to repay $350 million outstanding under our credit facility. A portion of the net proceeds was also used for general corporate purposes, including funding of capital expenditures and were used to fund a portion of the acquisition of Consolidated Thompson and related expenses.
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
$325 Million Private Placement Senior Notes
On June 25, 2008, we entered into a $325 million private placement consisting of $270 million of 6.31 percent five-year senior notes due June 15, 2013, and $55 million of 6.59 percent seven-year senior notes due June 15, 2015. Through the use of proceeds from the 2012 public offering, we repaid the $325 million private placement senior notes including all accrued and unpaid interest and a make-whole amount on December 28, 2012. Interest was paid on the notes for both tranches on June 15 and December 15 until the payoff date. The notes were unsecured obligations with interest and principal amounts guaranteed by certain of our domestic subsidiaries. The notes and guarantees were not required to be registered under the Securities Act of 1933, as amended, and were placed with qualified institutional investors.

The terms of the private placement senior notes contained customary covenants that required compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to Consolidated EBITDA, as those terms are defined in the note purchase agreement, for the preceding four quarters cannot exceed 3.25 to 1.0 on the last day of any fiscal quarter) and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the note purchase agreement, for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter). As of December 31, 2011, we were in compliance with the financial covenants in the note purchase agreement.
Bridge Credit Agreement
On March 4, 2011, we entered into an unsecured bridge credit agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The bridge credit agreement provided for a bridge credit facility with an original maturity date of May 10, 2012. On May 10, 2011, we borrowed $750 million under the bridge credit facility to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. The borrowings under the bridge credit facility were repaid using a portion of the net proceeds obtained from the public offering of our common shares that was completed on June 13, 2011, and the bridge credit facility was terminated. The borrowings under the bridge credit facility bore interest at a floating rate based upon a base rate or the LIBOR rate plus a margin determined by our credit rating and the length of time the borrowings were outstanding. The weighted average annual interest rate under the bridge credit facility during the time the borrowings were outstanding was 2.56 percent. Refer to NOTE 16 - CAPITAL STOCK for additional information on the public offering of our common shares.
Term Loan
On March 4, 2011, we entered into an unsecured term loan agreement with a syndicate of banks in order to provide a portion of the financing for the acquisition of Consolidated Thompson. The term loan agreement provided for a $1.25 billion term loan. The term loan has a maturity date of five years from the date of funding and requires principal payments on each three-month anniversary of the date following the funding. On May 10, 2011, we borrowed $1.25 billion under the term loan agreement to fund a portion of the cash required upon the consummation of the acquisition of Consolidated Thompson. Effective August 11, 2011, we amended the term loan agreement to modify certain definitions, representations, warranties and covenants, including the financial covenants, to conform to certain provisions under the amended credit agreement. In addition, a portion of the $1.75 billion revolving credit facility, provided for under the amended credit agreement, was used to repay $250 million of the outstanding term loan, as discussed above. The $250 million payment was in addition to two scheduled quarterly principal payments totaling $28.0 million, reducing the total outstanding amount under the term loan to $972.0 million, of which $897.2 million is characterized as long-term debt as of December 31, 2011. As of December 31, 2012, the total amount outstanding under the term loan is $847.1 million, of which $753.0 million is characterized as long term debt. Borrowings under the term loan bear interest at a floating rate based upon a base rate or the LIBOR rate plus a margin depending on the leverage ratio.
We have amended our term loan subsequent to December 31, 2012. See NOTE 22 - SUBSEQUENT EVENTS for further information.

Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument facility and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$40.0 million ($41.6 million) in credit for contingent instruments, such as performance bonds and the ability to request a cash advance facility to be provided at the discretion of the bank. As of December 31, 2012, the outstanding bank guarantees under this facility totaled A$25.0 million ($26.0 million), thereby reducing borrowing capacity to A$15.0 million ($15.6 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. During the third quarter of 2012, the agreement was amended to eliminate the customary covenants that were required. Prior to this amendment, the facility agreement contained certain customary covenants that require compliance with certain financial covenants: (1) debt to earnings ratio and (2) interest coverage ratio, both based on the financial performance of the Company. As of December 31, 2011, we were in compliance with these financial covenants.
Consolidated Thompson Senior Secured Notes
The Consolidated Thompson senior secured notes were included among the liabilities assumed in the acquisition of Consolidated Thompson. On April 13, 2011, we purchased the outstanding Consolidated Thompson senior secured notes directly from the note holders for $125 million, including accrued and unpaid interest. The senior secured notes had a face amount of $100 million, a stated interest rate of 8.5 percent and were scheduled to mature in 2017. The transaction initially was recorded as an investment in Consolidated Thompson senior secured notes during the second quarter of 2011. However, upon the completion of the acquisition of Consolidated Thompson and consolidation into our financial statements, the Consolidated Thompson senior secured notes and our investment in the notes were eliminated as intercompany transactions. During August 2011, Consolidated Thompson, our wholly owned subsidiary, provided for the redemption and release of the Consolidated Thompson senior secured notes, resulting in the cancellation of the notes. Refer to NOTE 6 - ACQUISITIONS AND OTHER INVESTMENTS for additional information.
Consolidated Thompson Convertible Debentures
Included among the liabilities assumed in the acquisition of Consolidated Thompson were the Consolidated Thompson convertible debentures, which, as a result of the acquisition, were able to be converted by their holders into cash in accordance with the cash change-of-control provision of the convertible debenture indenture. The convertible debentures allowed the debenture holders to convert at a premium conversion ratio beginning on the 10th trading day prior to the closing of the acquisition and ending on the 30th day subsequent to the mailing of an offer to purchase the convertible debentures, which was the cash change-of-control conversion period as defined by the convertible debenture indenture. On May 12, 2011, following the closing of the acquisition, Consolidated Thompson commenced the offer to purchase all of the outstanding convertible debentures in accordance with its obligations under the convertible debenture indenture by mailing the offer to purchase to the debenture holders. Additionally, on May 13, 2011, Consolidated Thompson gave notice that it was exercising its right to redeem any convertible debentures that remained outstanding on June 13, 2011, after giving effect to any conversions that occurred during the cash change-of-control conversion period. As previously disclosed, Consolidated Thompson received sufficient consents from the debenture holders, pursuant to a consent solicitation, to amend the convertible debenture indenture to give Consolidated Thompson such a redemption right. As a result of these events, no convertible debentures remain outstanding. Refer to NOTE 6 - ACQUISITIONS AND OTHER INVESTMENTS for additional information.
Letters of Credit
In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of December 31, 2012 and 2011, these letter of credit obligations totaled $96.9 million and $95.0 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended and restated multicurrency credit agreement.

Debt Maturities
Maturities of debt instruments, excluding borrowings on the revolving credit facility, based on the principal amounts outstanding at December 31, 2012, total approximately $94.1 million in 2013, $117.7 million in 2014, $353.0 million in 2015, $282.4 million in 2016, none in 2017 and $2.9 billion thereafter.
NOTE 11 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $25.8 million, $26.3 million and $24.2 million respectively, for the years ended December 31, 2012, 2011 and 2010. Capital lease assets were $471.7 million and $406.0 million at December 31, 2012 and 2011, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $184.5 million and $110.6 million at December 31, 2012 and 2011, respectively.
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
Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2012 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2013	$75.2		$24.7
2014	69.0		20.9
2015	57.7		13.0
2016	42.1		8.0
2017	35.3		7.4
2018 and thereafter	92.4		21.5
Total minimum lease payments	$371.7		$95.5
Amounts representing interest	82.0
Present value of net minimum lease payments	$289.7	(1)

(1)
The total is comprised of $54.1 million and $235.6 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Consolidated Financial Position at December 31, 2012.

NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $265.1 million and $226.9 million at December 31, 2012 and 2011, respectively. Payments in 2012 and 2011 were $2.4 million and $1.9 million, respectively. The following is a summary of the obligations as of December 31, 2012 and 2011:

	(In Millions)
	December 31,
	2012	2011
Environmental	$15.7	$15.5
Mine closure
LTVSMC	18.3	16.5
Operating mines:
U.S Iron Ore	81.2	74.3
Eastern Canadian Iron Ore	88.9	68.0
Asia Pacific Iron Ore	22.4	16.3
North American Coal	38.6	36.3
Total mine closure	249.4	211.4
Total environmental and mine closure obligations	265.1	226.9
Less current portion	12.3	13.7
Long term environmental and mine closure obligations	$252.8	$213.2
Environmental
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $15.7 million and $15.5 million at December 31, 2012 and 2011, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost only can be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements readily are known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
As discussed in further detail below, the environmental liability recorded at December 31, 2012 and 2011 primarily is comprised of remediation obligations related to the Rio Tinto mine site in Nevada where we are named as a PRP.
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
The NDEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012 by the NDEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and opened for 30-

day public comment on October 4, 2012. Under the terms of the Consent Decree, RTWG has agreed to pay $25 million in cleanup costs and natural resource damages to the site and surrounding area. The Company's share of the total settlement cost, which includes remedial action, insurance and other oversight costs is anticipated to be approximately $12.0 million.
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
We have an environmental liability of $11.5 million and $10.0 million in the Statements of Consolidated Financial Position as of December 31, 2012 and 2011, respectively, related to this issue.
Mine Closure
Our mine closure obligation of $249.4 million and $211.4 million at December 31, 2012 and 2011, respectively, includes our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our Asia Pacific operating iron ore mine, our six operating North American coal mines and a closed operation formerly known as LTVSMC.
Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. The LTVSMC closure liability was $18.3 million and $16.5 million at December 31, 2012 and 2011, respectively.
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations most recently in 2011, except for Asia Pacific Iron Ore, in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. Due to new legislation in Australia, the assessment for Asia Pacific Iron Ore was performed in 2012. For the assessments performed, we determined the obligations based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit) and then discounted the obligation using the current credit-adjusted risk-free interest rate based on the corresponding life of mine. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location was determined based on the exhaustion date of the remaining iron ore reserves. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.
The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the years ended December 31, 2012 and 2011:

	(In Millions)
	December 31,
	2012	2011
Asset retirement obligation at beginning of period	$194.9	$162.1
Accretion expense	17.6	15.7
Exchange rate changes	0.3	0.1
Revision in estimated cash flows	18.2	3.7
Payments	0.1	(0.7)
Acquired through business combinations	—	14.0
Asset retirement obligation at end of period	$231.1	$194.9

NOTE 13 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
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
On November 9, 2012, the USW ratified 37 month labor contracts, which replaced the labor agreements that expired on September 1, 2012. The agreements cover approximately 2,400 USW -represented employees at our Empire and Tilden mines in Michigan and our United Taconite and Hibbing mines in Minnesota, or 32 percent of our total workforce. The new agreement set temporary monthly post-retirement medical premium maximums for participants who retire prior to January 1, 2015. These premium maximums will expire at the end of the contract period and revert to increasing premiums based on the terms of the 2004 bargaining agreement. Also agreed to, was an OPEB cap that will limit the amount of contributions that we have to make toward medical insurance coverage for each retiree and spouse of a retiree per calendar year after it goes into effect.  The amount of the annual OPEB cap will be based upon the costs we incur in 2014.The OPEB cap will apply to employees who retire on or after January 1, 2015 and will not apply to surviving spouses. In addition, the bargaining agreement renewed the lump sum special payments for certain employees retiring in the near future. The changes also included renewal of and an increase in payments to surviving spouses of certain retirees, as well as, an increase in the temporary supplemental benefit amount paid to certain retirees. The agreements also provide that we and our partners fund an estimated $65.7 million into the bargaining unit VEBA plans during the term of the agreements. These agreements are effective through September 30, 2015.
In addition, we currently provide various levels of retirement health care and OPEB to most full-time employees who meet certain length of service and age requirements (a portion of which is pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. There is an annual limit on our cost for medical coverage under the U.S. salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which the retiree’s benefits commence. For participants at our Northshore operation, the annual limit ranges from $4,020 to $4,500 for coverage prior to age 65, and equals $2,000 for coverage after age 65. Covered participants pay an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15 percent of the average cost of coverage for all covered participants. For Northshore participants, the minimum participant cost is a fixed dollar amount. We do not provide OPEB for most U.S. salaried employees hired after January 1, 1993. OPEB are provided through programs administered by insurance companies whose charges are based on benefits paid.
Our North American Coal segment is required under an agreement with the UMWA to pay amounts into the UMWA pension trusts based principally on hours worked by UMWA-represented employees. This agreement covers approximately 800 UMWA-represented employees at our Pinnacle Complex in West Virginia and our Oak Grove mine in Alabama, or 11 percent of our total workforce. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. The plan provides healthcare insurance to orphan UMWA retirees who are not eligible to participate in the UMWA Combined Benefit Fund or the 1992 Benefit Fund or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business. Contributions to the trust were at rates of $8.10, $6.50 and $6.42 per hour worked in 2012, 2011 and 2010, respectively. These amounted to $14.9 million, $9.5 million and $10.3 million in 2012, 2011 and 2010, respectively.

In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that at least actuarially is equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004 and for periods thereafter reflect amounts associated with the subsidy. We elected to adopt the retroactive transition method for recognizing the OPEB cost reduction in 2004. The following table summarizes the annual costs related to the retirement plans for 2012, 2011 and 2010:

	(In Millions)
	2012	2011	2010
Defined benefit pension plans	$55.2	$37.8	$45.6
Defined contribution pension plans	6.7	5.7	4.2
Other postretirement benefits	28.1	26.8	24.2
Total	$90.0	$70.3	$74.0
The following tables and information provide additional disclosures for our consolidated plans.

Obligations and Funded Status
The following tables and information provide additional disclosures for the years ended December 31, 2012 and 2011:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2012	2011	2012	2011
Benefit obligations — beginning of year	$1,141.4	$1,022.3	$488.4	$440.2
Service cost (excluding expenses)	32.0	23.6	14.7	11.1
Interest cost	48.4	51.4	20.6	22.3
Plan amendments	2.8	—	(58.3)	—
Actuarial loss	84.3	117.3	11.3	36.5
Benefits paid	(71.0)	(67.3)	(26.9)	(25.5)
Participant contributions	—	—	4.6	4.6
Federal subsidy on benefits paid	—	—	0.8	0.9
Exchange rate gain	6.4	(5.9)	4.6	(1.7)
Benefit obligations — end of year	$1,244.3	$1,141.4	$459.8	$488.4

Change in plan assets:
Fair value of plan assets — beginning of year	$744.1	$734.3	$193.5	$174.2
Actual return on plan assets	92.5	10.8	26.1	1.9
Participant contributions	—	—	1.7	1.6
Employer contributions	67.7	70.1	23.3	23.2
Benefits paid	(71.0)	(67.3)	(7.6)	(7.4)
Exchange rate gain	5.4	(3.8)	—	—
Fair value of plan assets — end of year	$838.7	$744.1	$237.0	$193.5

Funded status at December 31:
Fair value of plan assets	$838.7	$744.1	$237.0	$193.5
Benefit obligations	(1,244.3)	(1,141.4)	(459.8)	(488.4)
Funded status (plan assets less benefit obligations)	$(405.6)	$(397.3)	$(222.8)	$(294.9)
Amount recognized at December 31	$(405.6)	$(397.3)	$(222.8)	$(294.9)

Amounts recognized in Statements of Financial Position:
Current liabilities	$(1.8)	$(2.6)	$(8.3)	$(23.8)
Noncurrent liabilities	(403.8)	(394.7)	(214.5)	(271.1)
Net amount recognized	$(405.6)	$(397.3)	$(222.8)	$(294.9)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$429.2	$409.1	$176.8	$182.9
Prior service cost	17.2	18.8	(48.8)	8.1
Transition asset	—	—	—	(3.0)
Net amount recognized	$446.4	$427.9	$128.0	$188.0

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013:
Net actuarial loss	$30.3		$11.1
Prior service cost	3.0		(3.6)
Net amount recognized	$33.3		$7.5

	(In Millions)
	2012
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$328.2	$506.4	$4.1	$—	$838.7	$—	$237.0	$237.0
Benefit obligation	(464.4)	(764.8)	(6.4)	(8.7)	(1,244.3)	(72.6)	(387.2)	(459.8)
Funded status	$(136.2)	$(258.4)	$(2.3)	$(8.7)	$(405.6)	$(72.6)	$(150.2)	$(222.8)

	2011
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$289.1	$451.8	$3.2	$—	$744.1	$—	$193.5	$193.5
Benefit obligation	(419.3)	(708.0)	(5.3)	(8.8)	(1,141.4)	(70.7)	(417.7)	(488.4)
Funded status	$(130.2)	$(256.2)	$(2.1)	$(8.8)	$(397.3)	$(70.7)	$(224.2)	$(294.9)
The accumulated benefit obligation for all defined benefit pension plans was $1,204.7 million and $1,114.7 million at December 31, 2012 and 2011, respectively. The increase in the accumulated benefit obligation primarily is a result of a decrease in the discount rates and actual asset returns lower than the previously assumed rate.
Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$32.0	$23.6	$18.5	$14.7	$11.1	$7.5
Interest cost	48.4	51.4	52.9	20.6	22.3	22.0
Expected return on plan assets	(59.5)	(61.2)	(53.3)	(17.7)	(16.1)	(12.9)
Amortization:
Net asset	—	—	—	(3.0)	(3.0)	(3.0)
Prior service costs (credits)	3.9	4.4	4.4	1.9	3.7	1.7
Net actuarial loss	30.4	19.6	23.1	11.6	8.8	8.9
Net periodic benefit cost	$55.2	$37.8	$45.6	$28.1	$26.8	$24.2
Acquired through business combinations	—	—	17.7	—	—	2.4
Current year actuarial (gain)/loss	53.1	165.3	(3.1)	3.2	46.8	34.6
Amortization of net loss	(30.4)	(19.6)	(23.1)	(11.6)	(8.8)	(8.9)
Current year prior service cost	2.8	—	3.7	(58.3)	—	—
Amortization of prior service (cost) credit	(3.9)	(4.4)	(4.4)	(1.9)	(3.7)	(1.7)
Amortization of transition asset	—	—	—	3.0	3.0	3.0
Total recognized in other comprehensive income	$21.6	$141.3	$(9.2)	$(65.6)	$37.3	$29.4
Total recognized in net periodic cost and other comprehensive income	$76.8	$179.1	$36.4	$(37.5)	$64.1	$53.6
Additional Information

	(In Millions)
	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Effect of change in mine ownership & noncontrolling interest	$54.8	$53.3	$49.9	$8.6	$12.5	$10.7
Actual return on plan assets	92.5	10.8	87.1	26.1	1.9	20.1

Assumptions
For our U.S. pension and other postretirement benefit plans, we used a discount rate as of December 31, 2012 of 3.70 percent, compared with a discount rate of 4.28 percent as of December 31, 2011. The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 506 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 3.54 percent to 3.80 percent for our plans. Based upon these results, we selected a December 31, 2012 discount rate of 3.70 percent for our plans.
For our Canadian plans, we used a discount rate as of December 31, 2012 of 3.75 percent for the pension plans and 4.00 percent for the other postretirement benefit plans. Similar to the U.S. plans, the Canadian discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 240 corporate bonds in the 10th to 90th percentiles. The corporate bonds are either Aa graded, or (for maturities of 10 or more years) A or Aaa graded with an appropriate credit spread adjustment. These bonds are either noncallable or callable with make whole provisions.
Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
U.S. plan discount rate	3.70%	4.28%	3.70%	4.28%
Canadian plan discount rate	3.75	4.00	4.00	4.25
Rate of compensation increase	4.00	4.00	4.00	4.00
U.S. expected return on plan assets	8.25	8.25	8.25	8.25
Canadian expected return on plan assets	7.25	7.25	N/A	7.25
Weighted-average assumptions used to determine net benefit cost for the years 2012, 2011 and 2010 were:

	Pension Benefits				Other Benefits
	2012	2011	2010		2012		2011	2010
U.S. plan discount rate	4.28%	5.11%	5.66%		4.28/3.51	% (1)	5.11%	5.66%
Canadian plan discount rate	4.00	5.00	5.75/5.50	(2)	4.25		5.00	6.00/5.75	(3)
U.S. expected return on plan assets	8.25	8.50	8.50		8.25		8.50	8.50
Canadian expected return on plan assets	7.25	7.50	7.50		N/A		7.50	7.50
Rate of compensation increase	4.00	4.00	4.00		4.00		4.00	4.00

(1)	4.28 percent for the Salaried Plan. For the Hourly Plan, 4.28 percent from January 1, 2012 through October 31, 2012, and 3.51 percent from November 1, 2012 through December 31, 2012.

(2)	5.75 percent from January 1, 2010 through January 31, 2010, and 5.50 percent from February 1, 2010 through December 31, 2010.

(3)	6.00 percent from January 1, 2010 through January 31, 2010, and 5.75 percent from February 1, 2010 through December 31, 2010.

Assumed health care cost trend rates at December 31 were:

	2012	2011
U.S. plan health care cost trend rate assumed for next year	7.50%	7.50%
Canadian plan health care cost trend rate assumed for next year	7.50	8.00
Ultimate health care cost trend rate	5.00	5.00
U.S. plan year that the ultimate rate is reached	2023	2017
Canadian plan year that the ultimate rate is reached	2018	2018
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$7.0	$(5.4)
Effect on postretirement benefit obligation	53.7	(43.4)
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
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2012 and 2011, as well as the 2013 weighted average target asset allocations as of December 31, 2012. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2013 Target Allocation	Percentage of Plan Assets at December 31,		2013 Target Allocation	Percentage of Plan Assets at December 31,
		2012	2011		2012	2011
Equity securities	44.4%	45.9%	41.7%	39.9%	42.6%	42.0%
Fixed income	28.6%	29.5%	31.1%	32.0%	32.9%	33.5%
Hedge funds	10.0%	10.2%	13.5%	10.0%	9.8%	14.6%
Private equity	5.4%	3.5%	5.2%	6.1%	2.6%	4.5%
Structured credit	5.8%	6.7%	6.0%	5.0%	5.3%	—%
Real estate	5.8%	3.5%	2.2%	7.0%	6.7%	5.3%
Cash	—%	0.7%	0.3%	—%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Pension
The fair values of our pension plan assets at December 31, 2012 and 2011 by asset category are as follows:

	(In Millions)
	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$231.1	$—	$—	$231.1
U.S. small/mid-cap	39.2	—	—	39.2
International	114.5	—	—	114.5
Fixed income	209.1	38.4	—	247.5
Hedge funds	—	—	85.6	85.6
Private equity	—	—	29.3	29.3
Structured credit	—	—	56.2	56.2
Real estate	—	—	29.4	29.4
Cash	5.9	—	—	5.9
Total	$599.8	$38.4	$200.5	$838.7

	(In Millions)
	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$191.1	$—	$—	$191.1
U.S. small/mid-cap	29.2	—	—	29.2
International	90.0	—	—	90.0
Fixed income	231.1	—	—	231.1
Hedge funds	—	—	100.7	100.7
Private equity	8.6	—	30.1	38.7
Structured credit	—	—	44.9	44.9
Real estate	—	—	16.5	16.5
Cash	1.9	—	—	1.9
Total	$551.9	$—	$192.2	$744.1

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
Fixed Income
Fixed income securities classified as Level 1 investments include bonds and government debt securities. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. Also included in Fixed Income is a portfolio of U.S. Treasury STRIPS, which are zero-coupon bearing fixed income securities backed by the full faith and credit of the United States government. The securities sell at a discount to par because there are no incremental coupon payments. STRIPS are not issued directly by the Treasury, but rather are created by a financial institution, government securities broker, or government securities dealer. Liquidity on the issue varies depending on various market conditions; however, in general the STRIPS market is slightly less liquid than that of the U.S. Treasury Bond market. The STRIPS are priced daily through a bond pricing vendor and are classified as Level 2.
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
Hedge fund investments in the SEI Opportunity Collective Fund are valued monthly and recorded on a one-month lag; investments in the SEI Special Situations Fund are valued quarterly. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Share repurchases for the SEI Opportunity Collective Fund are available quarterly with notice of 65 business days. For the SEI Special Situations Fund, redemption requests are considered semi-annually subject to notice of 95 days.

Private Equity Funds
Private equity funds are alternative investments that represent direct or indirect investments in partnerships, venture funds or a diversified pool of private investment vehicles (fund of funds).
Investment commitments are made in private equity funds of funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2012, remaining commitments total of which $10.7 million for both our pension and other benefits. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts. Refer to the valuation methodologies for equity securities above for further information.
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
Effective October 1, 2009, one of the real estate funds began an orderly wind-down over a three to four year period. The decision to wind down the fund primarily was driven by real estate market factors that adversely affected the availability of new investor capital. Third-party appraisals of this fund’s assets were eliminated; however, internal valuation updates for all assets and liabilities of the fund are prepared quarterly. The fund’s asset values are recorded on a one-quarter lag, and current market information is reviewed for any material changes in values at the reporting date. Distributions from sales of properties will be made on a pro-rata basis. Repurchase requests will not be honored during the wind-down period.
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
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2012 and 2011:

	(In Millions)
	Year Ended December 31, 2012
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2012	$100.7	$30.1	$44.9	$16.5	$192.2
Actual return on plan assets:
Relating to assets still held at the reporting date	4.2	1.4	11.3	4.9	21.8
Relating to assets sold during the period	(0.3)	—	—	(0.5)	(0.8)
Purchases	—	2.2	—	12.2	14.4
Sales	(19.0)	(4.4)	—	(3.7)	(27.1)
Ending balance — December 31, 2012	$85.6	$29.3	$56.2	$29.4	$200.5

	(In Millions)
	Year Ended December 31, 2011
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2011	$105.8	$25.0	$39.7	$15.5	$186.0
Actual return on plan assets:
Relating to assets still held at the reporting date	(2.4)	2.6	5.2	1.6	7.0
Relating to assets sold during the period	0.5	3.0	—	0.5	4.0
Purchases	35.8	4.4	—	—	40.2
Sales	(39.0)	(4.9)	—	(1.1)	(45.0)
Ending balance — December 31, 2011	$100.7	$30.1	$44.9	$16.5	$192.2
The expected return on plan assets takes into account historical returns and the weighted average of estimated future long-term returns based on capital market assumptions for each asset category. The expected return is net of investment expenses paid by the plans.
VEBA
Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair values of our other benefit plan assets at December 31, 2012 and 2011 by asset category are as follows:

	(In Millions)
	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$58.2	$—	$—	$58.2
U.S. small/mid-cap	10.3	—	—	10.3
International	32.3	—	—	32.3
Fixed income	78.1	—	—	78.1
Hedge funds	—	—	23.2	23.2
Private equity	—	—	6.2	6.2
Structured credit	—	—	12.5	12.5
Real estate	—	—	15.9	15.9
Cash	0.3	—	—	0.3
Total	$179.2	$—	$57.8	$237.0

	(In Millions)
	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$46.5	$—	$—	$46.5
U.S. small/mid-cap	7.9	—	—	7.9
International	26.8	—	—	26.8
Fixed income	64.9	—	—	64.9
Hedge funds	—	—	28.3	28.3
Private equity	1.9	—	6.8	8.7
Real estate	—	—	10.2	10.2
Cash	0.2	—	—	0.2
Total	$148.2	$—	$45.3	$193.5
Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2012 and 2011:

	(In Millions)
	Year Ended December 31, 2012
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1	$28.3	$6.8	$—	$10.2	$45.3
Actual return on plan assets:
Relating to assets still held at the reporting date	0.9	0.3	1.5	1.3	4.0
Purchases	—	0.2	11.0	4.4	15.6
Sales	(6.0)	(1.1)	—	—	(7.1)
Ending balance — December 31	$23.2	$6.2	$12.5	$15.9	$57.8

	(In Millions)
	Year Ended December 31, 2011
	Hedge Funds	Private Equity Funds	Real Estate	Total
Beginning balance — January 1	$24.0	$4.9	$—	$28.9
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.4)	1.4	0.4	1.4
Purchases	7.7	0.9	9.8	18.4
Sales	(3.0)	(0.4)	—	(3.4)
Ending balance — December 31	$28.3	$6.8	$10.2	$45.3
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

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2011	70.1	17.4	20.0	37.4
2012	67.7	17.4	21.6	39.0
2013 (Expected)*	51.8	14.1	8.3	22.4

*
Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded (all VEBA trusts are 70 percent funded at December 31, 2012). Funding obligations are suspended when Hibbing's, UTAC's, Tilden's and Empire's share of the value of their respective trust assets reaches 90 percent of their obligation.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
Contributions by participants to the other benefit plans were $4.6 million for each of the years ended December 31, 2012 and 2011.
Estimated Cost for 2013
For 2013, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$52.7
Other postretirement benefits	17.1
Total	$69.8
Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2013	$74.8	$24.5	$1.0	$23.5
2014	80.8	26.1	1.1	25.0
2015	79.1	27.2	1.2	26.0
2016	79.4	27.3	1.3	26.0
2017	80.1	27.4	1.4	26.0
2018-2022	417.0	131.5	9.0	122.5

Other Potential Benefit Obligations
While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2012
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$838.7	$237.0
Benefit obligation	1,244.3	459.8
Underfunded status of plan	$(405.6)	$(222.8)
Additional shutdown and early retirement benefits	$32.5	$31.5
NOTE 14 - STOCK COMPENSATION PLANS
At December 31, 2012, we have two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $20.6 million, $15.9 million and $15.5 million in 2012, 2011 and 2010, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. The total income tax benefit recognized in the Statements of Consolidated Operations for share-based compensation arrangements was $7.2 million, $5.6 million and $5.4 million for 2012, 2011 and 2010, respectively. Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense are classified as financing cash flows. Accordingly, we classified $12.7 million, $4.5 million and $3.3 million in excess tax benefits as cash from financing activities rather than cash from operating activities on our Statements of Consolidated Cash Flows for the years ended December 31, 2012, 2011 and 2010, respectively.
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

For the outstanding ICE Plan award agreements, each performance share, if earned, entitles the holder to receive a number of common shares or cash within the range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2010 to 2012 performance period and 2011 to 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period and 2) three-year cumulative free cash flow. The relative TSR for the 2010 to 2012 performance period is measured against a predetermined peer group of mining and metals companies and for the 2011 to 2013 performance period is measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the incentive period. Performance for the 2012 to 2014 performance period is measured only on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the incentive period. The final payout for the 2010 to 2012 performance period will vary from zero to 150 percent of the original grant. The final payouts for the 2011 to 2013 performance period and the 2012 to 2014 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period for the performance shares, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock, performance units and retention units granted to a participant will vest and become nonforfeitable and will be paid out in cash.
Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding		Forfeitures (1)	Grant Date	Performance Period
2012	278,856		30,984	March 12, 2012	1/1/2012 - 12/31/2014
2011	169,442		18,829	March 8, 2011	1/1/2011 - 12/31/2013
2011	2,090		—	April 14, 2011	1/1/2011 - 12/31/2013
2011	1,290		—	May 2, 2011	1/1/2011 - 12/31/2013
2010	219,056		14,114	March 8, 2010	1/1/2010 - 12/31/2012
2010	12,480	(2)	—	March 8, 2010	12/31/2009 - 12/31/2013
2010	590		—	April 12, 2010	1/1/2010 - 12/31/2012
2010	2,130		—	April 26, 2010	1/1/2010 - 12/31/2012
2010	12,080		—	May 3, 2010	1/1/2010 - 12/31/2012
2010	550		—	June 14, 2010	1/1/2010 - 12/31/2012
2010	670		—	August 16, 2010	1/1/2010 - 12/31/2012
2009	44,673	(2)	—	December 17, 2009	12/31/2009 - 12/31/2013

(1)	The 2012 and 2011 awards are based on assumed forfeitures. The 2010 awards reflect actual forfeitures.

(2)
Represents the target payout as of December 31, 2012 related to the 67,009 shares awarded on December 17, 2009 and the 18,720 shares awarded on March 8, 2010 based upon the Compensation Committee’s ability to exercise negative discretion. For accounting purposes, a grant value has not yet been determined for these awards.

On March 12, 2012, the Compensation and Organization Committee (“Committee”) of the Board of Directors approved a grant under our shareholder-approved ICE Plan for the performance period 2012 – 2014. A total of 426,610 shares were granted under the award, consisting of 312,540 performance shares and 114,070 restricted share units.

The performance shares awarded under the ICE Plan to the Company’s Chief Executive Officer on December 17, 2009 and March 8, 2010 of 67,009 shares and 18,720 shares met the aggregate value-added performance objective under the award terms as of December 31, 2010. The number of shares paid out under these particular awards at the end of each incentive period will be determined by the Compensation Committee based upon the achievement of certain other performance factors evaluated solely at the Compensation Committee’s discretion and may be reduced from the 67,009 shares and 18,720 shares granted. Based on the Compensation Committee’s ability to exercise negative discretion, the targeted payout for the award was 44,673 shares and 12,480 shares, respectively, as of December 31, 2012. These other performance factors are in addition to the aggregate value-added performance objective. As a result of this uncertainty, a grant date has not yet been determined for this award for purposes of measuring and recognizing compensation cost.
The ICE Plan was terminated on May 8, 2012 and no shares will be issued from the ICE Plan after this date. Upon termination of the ICE Plan, all awards previously granted under the ICE Plan shall continue in full force and effect in accordance with the terms of the award.
Our Board of Directors approved the new 2012 Equity Plan on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The new 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6,000,000. A total of 23,575 shares were granted under the 2012 Equity Plan as of December 31, 2012.
Nonemployee Directors
The Directors’ Plan authorizes us to issue up to 800,000 common shares to nonemployee Directors. Under the Share Ownership Guidelines in effect for 2012, or Guidelines, a Director is required by the end of five years from date of election or September 1, 2010, whichever is later, to hold common shares with a market value of at least $250,000. If, as of December 1 annually, the nonemployee Director does not meet the Guidelines, the nonemployee Director must take a portion of the annual retainer fee in common shares with a market value of $24,000 (“Required Retainer”) until such time as the nonemployee Director reaches the ownership required by the Guidelines. Once the nonemployee Director meets the Guidelines, the nonemployee Director may elect to receive the Required Retainer in cash. In 2010, the nonemployee Directors received an annual retainer fee of $50,000. Effective April 1, 2011, they became entitled to receive an annual retainer fee of $60,000.
The Directors’ Plan also provides for an Annual Equity Grant, or Equity Grant. The Equity Grant is awarded at our annual meeting each year to all nonemployee Directors elected or re-elected by the shareholders and a pro-rata amount is awarded to new directors upon their appointment. The value of the Equity Grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our annual meeting date is divided into the Equity Grant to determine the number of restricted shares awarded. In 2010, nonemployee directors each received Equity Grants of $75,000. This amount was increased to $80,000 effective May 17, 2011 and was increased again effective May 8, 2012 to $85,000. The Directors’ Plan offers the nonemployee Director the opportunity to defer all or a portion of the Directors’ annual retainer fee, committee chair retainers, meeting fees and the Equity Grant into the Directors’ Plan. A nonemployee Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.

For the last three years, Equity Grant shares have been awarded to elected or re-elected nonemployee Directors as follows:

Year of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2010	3,963	7,926	1,321
2011	1,850	6,475	1,850
2012	1,498	8,988	2,996
Other Information
The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2012, 2011 and 2010:

	(In Millions, except per share amount)
	2012	2011	2010
Cost of goods sold and operating expenses	$4.0	$2.7	$2.8
Selling, general and administrative expenses	16.6	13.2	12.7
Reduction of operating income from continuing operations before income taxes and equity income (loss) from ventures	20.6	15.9	15.5
Income tax benefit	(7.2)	(5.6)	(5.4)
Reduction of net income attributable to Cliffs shareholders	$13.4	$10.3	$10.1
Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.09	$0.07	$0.07
Diluted	$0.09	$0.07	$0.07
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
The following assumptions were utilized to estimate the fair value for the 2012 performance share grants:

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

Restricted stock, deferred stock allocation and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted awards:
Outstanding and restricted at beginning of year	425,166		371,712		290,702
Granted during the year	151,869		125,059		133,666
Vested	(161,741)		(61,330)		(50,156)
Cancelled	(21,507)		(10,275)		(2,500)
Outstanding and restricted at end of year	393,787		425,166		371,712
Performance shares:
Outstanding at beginning of year	877,435		843,238		823,393
Granted during the year (1)	501,346		263,816		376,524
Issued (2)	(574,518)		(215,870)		(343,321)
Forfeited/cancelled	(31,779)		(13,749)		(13,358)
Outstanding at end of year	772,484		877,435		843,238
Vested or expected to vest as of December 31, 2012	743,907
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	2,611		2,509		4,596
Granted during the year	1,823		1,815		2,075
Vested	(1,554)		(1,713)		(4,162)
Outstanding at end of year	2,880		2,611		2,509
Reserved for future grants or awards at end of year:
Employee plans	11,568,719
Directors’ plans	94,848
Total	11,663,567

(1)
The shares granted during the year include 191,506 shares, 71,956 shares and 114,371 shares for each year presented, respectively, related to the 50 percent payout associated with the prior-year pool as actual payout exceeded target.

(2)
For each year presented, the shares vested on December 31, 2011, December 31, 2010 and December 31, 2009, respectively, and were valued on February 13, 2012, February 14, 2011 and February 19, 2010, respectively.

A summary of our outstanding share-based awards as of December 31, 2012 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,305,212	$43.19
Granted	655,038	$68.85
Vested	(737,813)	$11.70
Forfeited/expired	(53,286)	$76.44
Outstanding, end of year	1,169,151	$61.81
The total compensation cost related to outstanding awards not yet recognized is $28.0 million at December 31, 2012. The weighted average remaining period for the awards outstanding at December 31, 2012 is approximately 1.9 years.

NOTE 15 - INCOME TAXES
Income (Loss) from Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures includes the following components:

	(In Millions)
	2012	2011	2010
United States	$838.6	$1,506.5	$602.1
Foreign	(1,340.4)	684.0	664.3
	$(501.8)	$2,190.5	$1,266.4
The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2012	2011	2010
Current provision (benefit):
United States federal	$71.1	$246.8	$109.6
United States state & local	7.6	2.8	2.6
Foreign	50.2	224.7	155.1
	128.9	474.3	267.3
Deferred provision (benefit):
United States federal	221.2	23.8	61.1
United States state & local	1.4	4.7	5.2
Foreign	(95.6)	(95.1)	(51.1)
	127.0	(66.6)	15.2
Total provision on income (loss) from continuing operations	$255.9	$407.7	$282.5

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2012	2011	2010
Tax at U.S. statutory rate of 35 percent	$(175.6)	$766.7	$443.2
Increase (decrease) due to:
Foreign exchange remeasurement	62.3	(62.6)	—
Non-taxable loss (income) related to noncontrolling interests	61.0	(63.6)	—
Impact of tax law change	(357.1)	—	16.1
Percentage depletion in excess of cost depletion	(109.1)	(153.4)	(103.1)
Impact of foreign operations	65.2	(44.0)	(89.0)
Legal entity restructuring	—	—	(87.4)
Income not subject to tax	(108.0)	(67.5)	—
Goodwill impairment	202.2	—	—
Non-taxable hedging income	—	(32.4)	—
State taxes, net	7.3	7.5	3.1
Manufacturer’s deduction	(4.7)	(11.9)	—
Valuation allowance	634.5	49.5	83.3
Tax uncertainties	(14.8)	17.7	27.7
Other items — net	(7.3)	1.7	(11.4)
Income tax expense	$255.9	$407.7	$282.5
The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2012	2011	2010
Other comprehensive (income) loss:
Pension/OPEB liability	$13.8	$(60.2)	$14.0
Mark-to-market adjustments	1.7	(17.7)	1.7
Other	2.6	—	—
Total	$18.1	$(77.9)	$15.7

Paid in capital — stock based compensation	$(12.8)	$(4.6)	$(4.0)
Discontinued Operations	$10.4	$3.2	$9.5

Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	(In Millions)
	2012	2011
Deferred tax assets:
Pensions	$161.2	$154.8
MRRT starting base allowance	357.1	—
Postretirement benefits other than pensions	87.7	109.8
Alternative minimum tax credit carryforwards	274.9	228.5
Capital loss carryforwards	—	3.8
Investment in ventures	14.1	—
Asset retirement obligations	48.2	42.9
Operating loss carryforwards	396.4	260.7
Product inventories	45.4	30.1
Properties	49.2	44.8
Lease liabilities	31.0	38.8
Other liabilities	140.9	149.3
Total deferred tax assets before valuation allowance	1,606.1	1,063.5
Deferred tax asset valuation allowance	858.4	223.9
Net deferred tax assets	747.7	839.6
Deferred tax liabilities:
Properties	1,350.5	1,345.0
Investment in ventures	207.6	155.9
Intangible assets	24.6	13.5
Income tax uncertainties	48.5	56.7
Financial derivatives	1.6	1.3
Product inventories	19.6	—
Other assets	101.9	98.2
Total deferred tax liabilities	1,754.3	1,670.6
Net deferred tax (liabilities) assets	$(1,006.6)	$(831.0)

The deferred tax amounts are classified in the Statements of Consolidated Financial Position as current or long-term consistently with the asset or liability to which they relate. Following is a summary:

	(In Millions)
	2012	2011
Deferred tax assets:
United States
Current	$5.2	$17.7
Long-term	—	162.8
Total United States	5.2	180.5
Foreign
Current	3.8	4.2
Long-term	151.5	46.7
Total deferred tax assets	160.5	231.4
Deferred tax liabilities:
United States	58.4	—
Foreign
Long-term	1,108.7	1,062.4
Total deferred tax liabilities	1,167.1	1,062.4
Net deferred tax (liabilities)	$(1,006.6)	$(831.0)
At December 31, 2012 and 2011, we had $274.9 million and $228.5 million, respectively, of gross deferred tax assets related to U.S. alternative minimum tax credits that can be carried forward indefinitely.
We had gross state and foreign net operating loss carry forwards of $185.0 million, and $2.1 billion, respectively, at December 31, 2012. We had gross state and foreign net operating loss carryforwards at December 31, 2011 of, $147.1 million and $780.5 million, respectively. State net operating losses will begin to expire in 2022, and the foreign net operating losses will begin to expire in 2015. We had foreign tax credit carryforwards of $5.8 million at December 31, 2012 and December 31, 2011. The foreign tax credit carryforwards will begin to expire in 2020.
We recorded a $634.5 million net increase in the valuation allowance of certain deferred tax assets where management believes that realization of the related deferred tax assets is not more likely than not. Of this amount, $41.3 million relates to ordinary losses of certain foreign and state operations for which future utilization is currently uncertain, $11.0 million relates to certain foreign assets where tax basis exceeds book basis, $226.4 million relates to management's conclusion that it was more likely than not that the deferred tax asset related to the Alternative Minimum Tax credit would not be utilized and $357.1 million relates to the MRRT starting base deferred tax asset that has been determined to be unrealizable, and $1.2 million of previously recorded valuation allowance was reversed related to capital loss carryforwards that will be utilized.
At December 31, 2012 and 2011, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $0.8 billion and $1.0 billion, respectively. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2012	2011	2010
Unrecognized tax benefits balance as of January 1	$102.1	$79.8	$75.2
Increases for tax positions in prior years	2.7	42.1	1.9
Increases for tax positions in current year	11.1	29.5	—
Increase due to foreign exchange	—	—	0.7
Settlements	(60.4)	(3.5)	—
Lapses in statutes of limitations	—	(45.8)	—
Other	—	—	2.0
Unrecognized tax benefits balance as of December 31	$55.5	$102.1	$79.8
At December 31, 2012 and 2011, we had $55.5 million and $102.1 million, respectively, of unrecognized tax benefits recorded. Of this amount, $7.0 million and $45.6 million are recorded in Other liabilities and $48.5 million and $56.5 million are recorded as deferred tax assets in the Statements of Consolidated Financial Position. An agreement was reached with the taxing authorities resulting in a reversal of a prior liability for an uncertain tax position, the financial statement impact of which was an income tax benefit of $26.9 million. Additionally, the closure of a foreign examination resulted in the reversal of an unrecognized tax benefit in the amount of $23.8 million. The related liability was paid in a previous period, and there is no current period income statement impact resulting from this item. If the $55.5 million were recognized, the full amount would impact the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months. At December 31, 2012 and 2011, we had $0.8 million and $2.5 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.
Tax years that remain subject to examination are years 2009 and forward for the U.S., 2006 and forward for Canada, and 2007 and forward for Australia.
NOTE 16 - CAPITAL STOCK
Dividends
A $0.14 per share cash dividend was paid on each of March 1, 2011 and June 1, 2011 to our shareholders of record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The $0.28 cash dividend was paid on September 1, 2011, December 1, 2011 and March 1, 2012 to our shareholders of record as of the close of business on August 15, 2011, November 18, 2011 and February 15, 2012, respectively. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend of $0.625 was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our shareholders of record as of the close of business on April 27, 2012, August 15, 2012 and November 23, 2012, respectively.
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
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) within Cliffs shareholders’ equity and related tax effects allocated to each are shown below as of December 31, 2012, 2011 and 2010:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2010:
Postretirement benefit liability	$(452.0)	$146.9	$(305.1)
Foreign currency translation adjustments	329.9	(15.2)	314.7
Unrealized net gain on derivative financial instruments	3.9	(1.2)	2.7
Unrealized gain on securities	46.9	(13.3)	33.6
	$(71.3)	$117.2	$45.9
As of December 31, 2011:
Postretirement benefit liability	$(615.9)	$207.0	$(408.9)
Foreign currency translation adjustments	312.5	—	312.5
Unrealized net gain on derivative financial instruments	1.7	(0.5)	1.2
Unrealized gain on securities	2.5	0.1	2.6
	$(299.2)	$206.6	$(92.6)
As of December 31, 2012:
Postretirement benefit liability	$(576.7)	$194.0	$(382.7)
Foreign currency translation adjustments	316.3	—	316.3
Unrealized net gain on derivative financial instruments	12.4	(3.7)	8.7
Unrealized gain on securities	3.3	(1.2)	2.1
	$(244.7)	$189.1	$(55.6)

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for 2012, 2011 and 2010:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$(319.1)	$29.4	$163.1	$4.0	$(122.6)
Change during 2010	$14.0	$4.2	$151.6	$(1.3)	$168.5
Balance December 31, 2010	$(305.1)	$33.6	$314.7	$2.7	$45.9
Change during 2011	$(103.8)	$(31.0)	$(2.2)	$(1.5)	$(138.5)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	26.2	(0.5)	3.8	7.5	37.0
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at December 31, 2012:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0	21.0	—	—
Tilden	85.0	—	15.0	—
Hibbing	23.0	62.3	14.7	—
Bloom Lake	75.0	—	—	25.0
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2012	2011	2010
Product revenues from related parties	$1,660.8	$2,192.4	$1,165.5
Total product revenues	5,520.9	6,321.3	4,218.5
Related party product revenue as a percent of total product revenue	30.1%	34.7%	27.6%

Amounts due from related parties recorded in Accounts receivable, net and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $149.8 million and $180.4 million at December 31, 2012 and 2011, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to minority parties, were $20.2 million and $43.0 million at December 31, 2012 and 2011, respectively.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $19.3 million and $26.5 million at December 31, 2012 and 2011, respectively. Of these amounts, $9.3 million and $16.5 million were classified as Other non-current assets at December 31, 2012 and 2011, respectively, with the balances current, over the 12-year life of the supply agreement.
Supply agreements with one of our customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	Year Ended December 31,
	2012	2011	2010
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$(935.3)	$1,599.0	$997.4
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax	35.9	20.1	22.5
Net Income (Loss) Attributable to Cliffs Shareholders	$(899.4)	$1,619.1	$1,019.9
Weighted Average Number of Shares:
Basic	142.4	140.2	135.3
Employee Stock Plans	—	0.8	0.8
Diluted	142.4	141.0	136.1
Earnings (loss) per Common Share Attributable to Cliffs Shareholders - Basic:
Continuing operations	$(6.57)	$11.41	$7.37
Discontinued operations	0.25	0.14	0.17
	$(6.32)	$11.55	$7.54
Earnings (loss) per Common Share Attributable to Cliffs Shareholders - Diluted:
Continuing operations	$(6.57)	$11.34	$7.32
Discontinued operations	0.25	0.14	0.17
	$(6.32)	$11.48	$7.49
NOTE 20 - COMMITMENTS AND CONTINGENCIES
We have total contractual obligations and binding commitments of approximately $14.6 billion as of December 31, 2012 compared with $11.0 billion as of December 31, 2011, primarily related to purchase commitments, principal and interest payments on long-term debt, lease obligations, pension and OPEB funding minimums, and mine closure obligations. Such future commitments total approximately $1.6 billion in 2013, $0.7 billion in 2014, $0.9 billion in 2015, $0.8 billion in 2016, $0.8 billion in 2017 and $9.7 billion thereafter.
Purchase Commitments
In 2011, we began to incur capital commitments related to the expansion of the Bloom Lake mine. The Phase II expansion project requires a capital investment of over $1.3 billion including the expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. As previously announced, at the Bloom Lake mine we are delaying certain components of the Phase II expansion, including the completion of the concentrator and load out facility. Pre-stripping activities to develop the working faces of Bloom Lake's ore body, supporting both Phase I and Phase II mine development are, however, continuing as planned. Depending on market conditions, we now expect to complete Phase II construction in 2014. Through December 31, 2012, approximately $1.1 billion of the total capital investment required for the Bloom Lake expansion project had been committed, of which a total of approximately $734 million had been expended. Of the remaining committed capital, expenditures of approximately $393 million are expected to be made during 2013.
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
Environmental Matters
We had environmental liabilities of $15.7 million and $15.5 million at December 31, 2012 and 2011, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.

Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Refer to NOTE 15 - INCOME TAXES for further information.
NOTE 21 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the year ended December 31, 2012 and 2011 is as follows:

	(In Millions)
	Year Ended December 31,
	2012	2011	2010
Capital additions	$1,335.3	$960.9	$275.8
Cash paid for capital expenditures (1)	1,127.5	862.1	209.6
Difference	$207.8	$98.8	$66.2
Non-cash accruals	$152.5	$60.1	$8.9
Capital leases	55.3	38.7	57.3
Total	$207.8	$98.8	$66.2

(1)
Cash paid for capital expenditures for 2011 and 2010 has been shown net of cash proceeds of $18.6 million and $57.3 million, respectively, from the Pinnacle longwall sale- leaseback that was completed in October 2011 and December 2010. The adjustment was necessary in 2011 and 2010 due to the timing of the cash payments related to the longwall.

Cash payments for interest and income taxes in 2012, 2011 and 2010 are as follows:

	(In Millions)
	2012	2011	2010
Taxes paid on income	$443.2	$275.3	$208.3
Interest paid on debt obligations	207.5	175.1	34.2
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

NOTE 22 - SUBSEQUENT EVENTS
On February 8, 2013, we amended the Term Loan Agreement among Cliffs Natural Resources Inc. and various lenders dated March 4, 2011, as amended, and the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012) to effect the following:

•
Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the debt to earnings ratio for the period ending March 31, 2014 until maturity.

•
Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum Tangible Net Worth, in accordance with the amended revolving credit agreement and term loan agreement, is defined as total shareholders' equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date until the period ending December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1, as defined above.
Per the terms of the amended revolving credit and term loan agreements, we are subject to higher borrowing costs. The applicable interest rate is determined by reference to the former Funded Debt to EBITDA ratio. Based on the amended terms, borrowing costs could increase as much as 0.5 percent relative to the outstanding borrowings, as well as 0.1 percent on unborrowed amounts. Furthermore, the amended revolving credit agreement and term loan agreement place certain restrictions upon our declaration and payment of dividends, our ability to consummate acquisitions and the debt levels of our subsidiaries.
On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our Board of Directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings.
We have evaluated subsequent events through the date of financial statement issuance.

NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Share Amounts)
	2012
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$1,212.4	$1,579.5	$1,544.9	$1,535.9	$5,872.7
Sales margin	291.8	443.5	198.3	238.5	1,172.1
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$370.3	$255.7	$87.8	$(1,649.1)	$(935.3)
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax	5.5	2.3	(2.7)	30.8	35.9
Net Income (Loss) Attributable to Cliffs Shareholders	$375.8	$258.0	$85.1	$(1,618.3)	$(899.4)
Earnings (loss) per Common Share Attributable to Cliffs Shareholders - Basic:
Continuing operations	$2.60	$1.79	$0.62	$(11.58)	$(6.57)
Discontinued operations	0.04	0.02	(0.02)	0.22	0.25
	$2.64	$1.81	$0.60	$(11.36)	$(6.32)
Earnings (loss) per Common Share Attributable to Cliffs Shareholders - Diluted:
Continuing operations	$2.59	$1.79	$0.61	$(11.58)	$(6.57)
Discontinued operations	0.04	0.02	(0.02)	0.22	0.25
	$2.63	$1.81	$0.59	$(11.36)	$(6.32)

	2011
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$1,147.9	$1,723.2	$2,089.1	$1,603.7	$6,563.9
Sales margin	588.5	699.2	843.1	480.1	2,610.9
Net Income from Continuing Operations attributable to Cliffs shareholders	$419.3	$392.8	$618.0	$168.9	$1,599.0
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax	4.1	16.3	(16.8)	16.5	20.1
Net Income Attributable to Cliffs Shareholders	$423.4	$409.1	$601.2	$185.4	$1,619.1
Earnings (loss) per Common Share Attributable to Cliffs Shareholders - Basic:
Continuing operations	$3.09	$2.82	$4.29	$1.19	$11.41
Discontinued operations	0.03	0.12	(0.12)	0.11	0.14
	$3.12	$2.94	$4.17	$1.30	$11.55
Earnings (loss) per Common Share Attributable to Cliffs Shareholders - Diluted:
Continuing operations	$3.08	$2.80	$4.27	$1.18	$11.34
Discontinued operations	0.03	0.12	(0.12)	0.12	0.14
	$3.11	$2.92	$4.15	$1.30	$11.48

Immaterial Errors
In September 2011, we noted an error in the accounting for the 21 percent noncontrolling interest in the Empire mine. In accordance with applicable GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to the quarterly reports previously filed for the periods ended March 31, 2011 and June 30, 2011 and also immaterial for the quarterly report for the period ended September 30, 2011. Accordingly, all of the resulting adjustments were recorded prospectively in the Statements of Consolidated Operations for the three and nine months ended September 30, 2011 and the Statements of Consolidated Financial Position as of September 30, 2011. The adjustment to record the noncontrolling interest related to the Empire mining venture of $84.0 million resulted in an increase to Income (Loss) from Continuing Operations of $16.1 million, as a result of reductions in income tax expenses and a decrease to Net Income (Loss) Attributable to Cliffs Shareholders of $67.9 million in the Statements of Consolidated Operations for the three and nine months ended September 30, 2011. The adjustments resulted in a decrease to basic and diluted earnings per common share of $0.47 per common share for the three months ended September 30, 2011, and $0.49 and $0.48 per common share for the nine months ended September 30, 2011, respectively. In addition, Retained Earnings was decreased by $67.9 million and Noncontrolling Interest was increased by $84.0 million in the Statements of Consolidated Financial Position as of September 30, 2011.
In addition to the noncontrolling interest adjustment, the application of consolidation accounting for the Empire partnership arrangement also resulted in several financial statement line item reclassifications in the Statements of Consolidated Operations for the three and nine months ended September 30, 2011. Under the captive cost company accounting, we historically recorded the reimbursements for our venture partners' cost through Freight and venture partners' cost reimbursements, with a corresponding offset in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. Accordingly, we reclassified $46.0 million of revenues from Freight and venture partners' cost reimbursements to Product revenues in the Statements of Consolidated Operations for the three and nine months ended September 30, 2011. We also reclassified $54.1 million related to the ArcelorMittal price re-opener settlement recorded during the first quarter of 2011 from Cost of goods sold and operating expenses to Product revenues in the Statements of Consolidated Operations for the three and nine months ended September 30, 2011.
Discontinued Operations
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Upon completion of the transaction on November 13, 2012, we collected approximately AUD $141.0 million in cash proceeds. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated washplant. As of September 30, 2012, we began reflecting the results of the Sonoma operations as discontinued operations in the Statements of Consolidated Operations for all periods presented. The Sonoma operations historically were reported as the Asia Pacific Coal operating segment. Refer to NOTE 7 - DISCONTINUED OPERATIONS for additional information.
Fourth Quarter Results
During the fourth quarter of 2012 after performing our annual goodwill impairment test, we determined that $997.3 million and $2.7 million of goodwill associated with our CQIM and Wabush reporting units, respectively, was impaired. We also recorded an asset impairment charge of $49.9 million related to the Wabush mine pelletizing operations during the period. In addition, during the fourth quarter, we recorded tax expense of $314.7 million and $226.4 million related to the MRRT starting base deferred tax asset net valuation allowance and Alternative Minimum Tax credit valuation allowance, respectively.
Refer to NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES, NOTE 5 - PROPERTY, PLANT AND EQUIPMENT and NOTE 15 - INCOME TAXES for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the accompanying statements of consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 12, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2012 using the framework specified in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 12, 2013

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter or our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On February 8, 2013, the Company entered into (i) Amendment No. 2 to Amended and Restated Multicurrency Credit Agreement (the “Revolver Amendment”) to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, with Bank of America, N.A., as administrative agent, and the lenders named therein, and (ii) Amendment No. 2 to Term Loan Agreement (the “Term Loan Amendment” and together with the Revolver Amendment, each, a “Credit Agreement Amendment”) to the Term Loan Agreement, dated as of March 4, 2011, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein.
Each Credit Agreement Amendment, among other things:

1)
increases the applicable margin for borrowings under the applicable agreement if the Company's leverage ratio is greater than or equal to 3.50 to 1.00 for the preceding fiscal quarter during the temporary revised covenant period, which began on February 8, 2013 and ends on the earlier of (i)

December 31, 2013 and (ii) the date on which the applicable administrative agent receives notice from the Company terminating such temporary revised covenant period;

2)
replaces the maximum leverage ratio covenant with (a) a maximum balance sheet leverage ratio covenant that requires the ratio to be below 52.5 percent and (b) a tangible net worth covenant of approximately $4.6 billion during the temporary revised covenant period; and

3)
modifies the covenants restricting (a) certain investments and acquisitions, (b) the incurrence of certain indebtedness and liens and (c) the amount of dividends that may be declared or paid, in each case, during the temporary revised covenant period.

The Revolver Amendment is filed herewith as Exhibit 10.93 and the Term Loan Amendment is filed herewith as Exhibit 10.96. The foregoing descriptions of the Revolver Amendment and the Term Loan Agreement are qualified in their entirety by reference to the full text of the Revolver Amendment and the Term Loan Amendment, as applicable, which are incorporated herein by reference.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to security holders under the headings "Board Meetings and Committees - Audit Committee", "Business Ethics Policy", "Independence and Related Party Transactions", "Information Concerning Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting and Compliance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

Item 11.	Executive Compensation
The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to security holders under the headings “Director Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished by this Item regarding "Related Stockholder Matters" and "Security Ownership" will be set forth in our definitive Proxy Statement to security holders under the headings "Independence and Related Party Transactions" and "Ownership of Equity Securities of the Company', respectively, and is incorporated herein by reference and made part hereof from the Proxy Statement.

Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans as of December 31, 2012: 2012 Equity Plan, the ICE Plan, the MPI Plan, the EMPI Plan, the OPIP Plan, the VNQDC Plan, the NQDC Plan and the Directors' Plan. Only the 2012 Equity Plan, the ICE Plan, the Directors' Plan and the EMPI Plan have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,014,442(1)	N/A	11,663,567 (2)
Equity compensation plans not approved by security holders	—	N/A	(3)

(1) Includes 733,155 and 5,650 performance share awards from the ICE Plan and 2012 Equity Plan, respectively, for which issuance is dependent upon meeting certain performance targets, 257,712 restricted awards from the ICE Plan for which issuance is based upon a three-year vesting period and 17,925 restricted awards from the 2012 Equity Plan for which issuance is based on various vesting periods.

(2) Includes: (1) 5,615,869 common shares outstanding under the ICE Plan, which was terminated on May 8, 2012, and therefore, no further shares will be issued thereunder; (2) 5,952,850 common shares remaining available under the 2012 Equity Plan; (3) and 94,848 common shares remaining available under the Directors' Plan. The 2012 Equity Plan authorizes the compensation committee to make awards of option rights, restricted shares, deferred shares, performance shares and performance units. The Directors' Plan authorizes the award of restricted shares, which we refer to as the annual equity grant, to the Directors upon their election or re-election to the Board at the annual meeting and provides (i) that the Directors are required to take $24,000 of the annual retainer in common shares unless they meet the Director share ownership guidelines, and (ii) may take up to 100 percent of their retainer and other fees in Common Shares.

(3) The MPI Plan, the OPIP Plan and the VNQDC Plan provide for the issuance of common shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

Incentive Equity Plan
The Committee recommended that the Board approve and adopt the 2012 Incentive Equity Plan of Cliffs Natural Resources Inc. (the "2012 Equity Plan") on March 13, 2012, subject to the approval of the shareholders of the Company at the annual meeting in May 2012. The maximum number of common shares that may be issued pursuant to awards granted under this plan is 6,000,000 common shares, which shares may be newly issued shares or shares that have been reacquired in the open market or in private transactions.
Deferred Compensation Plans
The VNQDC Plan originally was adopted by the Board of Directors to provide certain management and highly compensated employees of ours or our selected affiliates with the option to defer receipt of a portion of their regular base salary compensation, bonuses under the MPI Plan, the EMPI Plan and the OPIP Plan or performance and restricted shares awarded under the ICE Plan in order to defer taxation of these amounts. Each year the participants had to make their deferral election by December 31st of the year prior to the year in which base salary compensation was earned; bonuses before the beginning of the year in which the bonus was earned; and long-term incentives, performance and restricted shares, before the beginning of the final year in which the incentive was earned. Further, participants could elect to defer their bonuses under the MPI Plan, the EMPI Plan or the OPIP Plan into shares and receive a 25 percent match, subject to a five-year vesting period.
The Board adopted the NQDC Plan effective January 1, 2012. This NQDC Plan replaces the Company's previous deferred compensation plan, the VNQDC Plan, as amended. Under the NQDC Plan, participants are permitted to defer up to 50 percent of their annual base salary and up to 100 percent of their annual EMPI and MPI bonuses for a calendar year. The NQDC Plan eliminates all share deferrals, including those under the MPI Plan, EMPI Plan and OPIP Plan, which had been permitted under the VNQDC, including the 25 percent share match, as well as any performance shares and restricted share units from the long-term awards.
EMPI and MPI Plan
The MPI Plan provides an opportunity for elected officers and other salaried employees in designated positions to earn annual cash bonuses. At the discretion of the Compensation Committee, bonus payments may be made in cash or shares of company stock or a combination thereof, and restrictions may be placed on the vesting of any stock award. For bonuses earned and paid in 2011 and those earned in 2011 but paid in 2012, certain participants in the EMPI and MPI Plans were able to elect to defer all or a portion of such bonus into the VNQDC Plan, which is described above. Participants could elect to defer their bonuses under the MPI Plan and the EMPI Plan into shares and receive a 25 percent match, subject to a five-year vesting period. Each year, the participants under the EMPI and MPI Plans must make their cash bonus deferral election by December 31st of the year prior to the year in which the bonus is earned. Beginning in 2012, with the adoption of the NQDC Plan, bonus deferrals into stock, as well as the 25 percent match, have been eliminated.
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
OPIP Plan
The OPIP Plan provides an opportunity for senior mine managers and salaried employees to earn cash bonuses. The purpose of the OPIP Plan is to encourage improvements in areas, such as energy utilization, labor productivity, controllable costs and safety by providing incentive compensation for improvements in these areas. Certain participants may elect to defer all or part of their cash bonuses under the NQDC Plan. For bonuses earned and paid in 2011 and those earned in 2011 but paid in 2012, certain participants in the OPIP Plan were able to elect to defer all or a portion of such bonus into the VNQDC Plan, which is described above. Participants could elect to defer their bonuses under the OPIP Plan into shares and receive a 25 percent match, subject to a five-year vesting period. Each year, the participants under the OPIP Plan must make their cash bonus deferral election by December 31st of the year prior to the year in which the bonus is earned. Beginning in 2012, the OPIP Plan is no longer eligible for deferrals.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to security holders under the heading “Independence and Related Party Transactions” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to security holders under the heading “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) and (2) - List of Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2012 and 2011
•Statements of Consolidated Operations - Years ended December 31, 2012, 2011 and 2010
•Statements of Consolidated Comprehensive Income - Years ended December 31, 2012, 2011 and 2010
•Statements of Consolidated Cash Flows - Years ended December 31, 2012, 2011 and 2010

•	Statements of Consolidated Changes in Equity - Years ended December 31, 2012, 2011 and 2010
•Notes to Consolidated Financial Statements
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
(3) List of Exhibits - Refer to Exhibit Index on pages 206-214, which is incorporated herein by reference.
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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	February 12, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. CARRABBA	Chairman, President and Chief	February 12, 2013
J. Carrabba	Executive Officer and Director
(Principal Executive Officer)
/s/ T. M. PARADIE	Senior Vice President	February 12, 2013
T. M. Paradie	and Chief Financial Officer
/s/ T. K. FLANAGAN	Vice-President, Corporate	February 12, 2013
T. K. Flanagan	Controller and Chief Accounting Officer
*	Director	February 12, 2013
S. M. Cunningham
*	Director	February 12, 2013
B. J. Eldridge
*	Director	February 12, 2013
A. R. Gluski
*	Director	February 12, 2013
S. M. Green
*	Director	February 12, 2013
J. K. Henry
*	Director	February 12, 2013
J. F. Kirsch
*	Director	February 12, 2013
F. R. McAllister
*	Director	February 12, 2013
R. K. Riederer
*	Director	February 12, 2013
R. Ross
*	Director	February 12, 2013
T. Sullivan
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.
By: /s/ T. M. PARADIE
(T. M. Paradie, as Attorney-in-Fact)

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit	Pagination by Sequential Numbering System
Articles of Incorporation and By-Laws of Cliffs Natural Resources Inc.
3.1
Second Amended Articles of Incorporation, as amended, of Cliffs (as filed with the Secretary of State of the State of Ohio on May 25, 2011 (filed as Exhibit 3(b) to Cliffs' Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)
Not Applicable
3.2	Regulations of Cleveland-Cliffs Inc. (filed as Exhibit 3.2 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)	Not Applicable
Instruments defining rights of security holders, including indentures
4.1
Form of Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.1 to Cliffs' Form S-3 No. 333-165376 on March 10, 2010 and incorporated herein by reference)
Not Applicable
4.2
Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Cliffs' Form 8-K on March 16, 2010 and incorporated herein by reference)
Not Applicable
4.3
Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Cliffs' Form 8-K on September 17, 2010 and incorporated herein by reference)
Not Applicable
4.4
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs' Form 8-K on September 17, 2010 and incorporated herein by reference)
Not Applicable
4.5
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs' Form 8-K on March 23, 2011 and incorporated herein by reference)
Not Applicable
4.6
Fifth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs' Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)
Not Applicable
4.7
Sixth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated December 13, 2012 (filed as Exhibit 4.1 to Cliffs' Form 8-K on December 13, 2012 and incorporated herein by reference)
Not Applicable
4.8	Form of Common Share Certificate (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)	Not Applicable
Material Contracts
10.1	* Form of Change in Control Severance Agreement	Filed Herewith
10.2
* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10.2 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable

10.3
*First Amendment to the Cleveland-Cliffs Inc. 2000 Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10.4 to Cliffs' Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)
Not Applicable
10.4
*Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan (Effective as of January 1, 2005) dated November 11, 2008 (filed as Exhibit 10(a) to Cliffs' Form 8-K on November 14, 2008 and incorporated herein by reference)
Not Applicable
10.5
*First Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated September 2, 2009 and effective as of January 1, 2009 (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)
Not Applicable
10.6	*Second Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated November 8, 2011 and effective as of January 1, 2012	Filed Herewith
10.7
*Third Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan, effective November 1, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)
Not Applicable
10.8
*Cliffs Natural Resources Inc. 2012 Non-Qualified Deferred Compensation Plan (effective January 1, 2012) dated November 8, 2011 (filed as Exhibit 10.1 to Cliffs’ Form 8-K on November 8, 2011 and incorporated herein by reference)
Not Applicable
10.9	* Form of Indemnification Agreement between Cleveland-Cliffs Inc and Directors (filed as Exhibit 10.5 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)	Not Applicable
10.10
* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective on July 1, 1995 (filed as Exhibit 10.6 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.11
* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10.7 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.12
* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated and effective January 14, 2003 (filed as Exhibit 10.8 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.13
*Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.14
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.15
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.13 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.16
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable

10.17
*Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.18
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.19
*Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.20
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.21
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.22
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.23
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.24
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.25
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.26
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.27
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.28
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable

10.29
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.30
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.31
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.32
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.33
*Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.34
* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10.32 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.35
* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.31 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.36
* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.32 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.37
*Third Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ss) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.38
* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.39
*First Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(uu) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.40
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.41
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)
Not Applicable

10.42
* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005 (filed as Exhibit 10.38 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.43
* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated November 22, 2006 (filed as Exhibit 10.39 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.44	* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and William Brake dated April 4, 2007	Filed Herewith
10.45
*Severance Agreement and Release between William A. Brake and Cliffs Natural Resources Inc. dated February 17, 2012 (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference)
Not Applicable
10.46
*Employment Contract by and between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Duncan Price dated May 26, 2011(filed as Exhibit 10.41 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.47
*Variation of Employment Contract by and between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Duncan Price dated December 30, 2011 (filed as Exhibit 10.42 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.48
*Form of Release by and between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Duncan Price dated September 11, 2012 (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)
Not Applicable
10.49
*Letter Agreement of Employment by and between Cliffs Natural Resources Inc. and P. Kelly Tompkins dated March 23, 2010 (filed as Exhibit 10.44 to Cliffs’ Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.50
*Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.51	*Cleveland-Cliffs Inc Executive Management Performance Incentive Plan adopted July 27, 2007 and effective as of January 1, 2007	Filed Herewith
10.52
*First Amendment to Executive Management Performance Incentive Plan dated December 31, 2008 (filed as Exhibit 10(bbb) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.53	*Second Amendment to Executive Management Performance Incentive Plan effective May 8, 2012 (filed as Exhibit 10.4 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)	Not Applicable
10.54
*Cliffs Natural Resources Inc. 2012 Executive Management Performance Incentive Plan effective March 13, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)
Not Applicable
10.55
*Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of May 11, 2010 (filed as Exhibit 10(a) to the Cliffs’ Form 8-K on May 14, 2010 and incorporated herein by reference)
Not Applicable
10.56
*First Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan dated January 11, 2011 (filed as Exhibit 10(rr) to Cliffs’ Form 10-K for the period ended December 31, 2010 and incorporated herein by reference)
Not Applicable
10.57
*Second Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan effective as of May 8, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)
Not Applicable

10.58
*Form of Cliffs Natural Resources Inc. 2009 Participant Grant and Agreement under the 2007 Incentive Equity Plan for performance grant period January 1, 2009 through December 31, 2011 (filed as Exhibit 10.54 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.59
*2009 Participant Grant under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective December 17, 2009 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba Under the 2007 Incentive Equity Plan adopted February 16, 2010, and effective December 17, 2009 (filed as Exhibit 10(qqq) to Cliffs’ Form 10-K for the period ended December 31, 2009 and incorporated herein by reference)
Not Applicable
10.60
*2012 Participant Grant under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective March 12, 2012 subject to Terms and Conditions of the 2007 Incentive Equity Plan to Joseph A. Carrabba adopted March 12, 2012
Filed Herewith
10.61
*Form of Cliffs Natural Resources Inc. 2010 Brazilian Participant Grant and Agreement under the 2007 Incentive Equity Plan for performance grant period January 1, 2010 through December 31, 2013 (filed as Exhibit 10.56 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.62
*Form of Cliffs Natural Resources Inc. 2010 International Participant Grant under the 2007 Incentive Equity Plan for performance grant period January 1, 2010 through December 31, 2012 (filed as Exhibit 10.57 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.63
*Form of Cliffs Natural Resources Inc. 2010 Participant Grant under the 2007 Incentive Equity Plan, for performance grant period January 1, 2010 through December 31, 2012 (filed as Exhibit 10.58 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.64
*Form of Cliffs Natural Resources Inc. 2011 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)
Not Applicable
10.65
*Form of Cliffs Natural Resources Inc. 2011 Participant Grant (Australia) under the Amended and Restated Cliffs 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)
Not Applicable
10.66	*Form of Cliffs Natural Resources Inc. (U.S.) 2012 Participant Grant under the Amended and Restated 2007 Incentive Equity Plan, as Amended	Filed Herewith
10.67	*Cliffs Natural Resources Inc. 2012 Chile Labor Agreement Grant for Participants	Filed Herewith
10.68	*Form of Cliffs Natural Resources Inc. (Australia) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan	Filed Herewith
10.69	*Form of Cliffs Natural Resources Inc. (Canada) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan	Filed Herewith
10.70	*Form of Cliffs Natural Resources Inc. (China) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan	Filed Herewith
10.71	*Form of Cliffs Natural Resources Inc. (Japan) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan	Filed Herewith
10.72	*Cliffs Natural Resources Inc. 2012 Incentive Equity Plan effective March 13, 2012 (filed as Exhibit 10.1 to Cliffs Form 8-K on May 14, 2012 and incorporated herein by reference)	Not Applicable
10.73
*First Amendment to Cliffs Natural Resources Inc. 2012 Incentive Plan effective September 11, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)
Not Applicable
10.74	*Form of Cliffs Natural Resources Inc. Restricted Share Units Award Agreement pursuant to 2012 Incentive Equity Plan	Filed Herewith

10.75
*Form of Cliffs Natural Resources Restricted Shares Agreement pursuant to the Amended and Restated Cliffs 2007 Incentive Equity Plan between the employee participant and the Company or its Subsidiary (filed as Exhibit 10.62 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.76
*Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)
Not Applicable
10.77
** Pellet Sale and Purchase Agreement, dated and effective as of January 31, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Algoma Steel Inc. (filed as Exhibit 10.70 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.78
** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10.65 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.79
** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc. and ISG Indiana Harbor (filed as Exhibit 10.66 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.80
** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10.67 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.81
** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective as of May 17, 2004, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., and ISG Weirton Inc. (filed as Exhibit 10.68 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.82
** Umbrella Agreement between Mittal Steel USA and Cleveland-Cliffs Inc, The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company amending three existing pellet sales contracts for Mittal Steel USA-Indiana Harbor West (Exhibits 10.78 and 10.79 above in this index), Mittal Steel USA-Indiana Harbor East (Exhibit 10.80 above in this index), and Mittal Steel USA-Weirton (Exhibit 10.81 above in this index), dated as of March 1, 2007 and effective as of April 12, 2006
Filed Herewith
10.83
** Amended and Restated Pellet Sale and Purchase Agreement, dated and effective January 1, 2006 by and among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Severstal North America, Inc. (filed as Exhibit 10.70 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.84
**Term Sheet for Amendment and Extension of the Amended and Restated Pellet Sale and Purchase Agreement among Cliffs Sales Company, The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Severstal North America, Inc. (filed as Exhibit 10(d) to Cliffs’ Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference)
Not Applicable
10.85
**Term Sheet for Modification of Certain Terms of the Pellet Sale and Purchase Agreement by and between Cliffs and Severstal dated and effective June 19, 2009 (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference)
Not Applicable

10.86
Amendment to the Amended and Restated Pellet Sale and Purchase Agreement, dated as of February 25, 2011, by and among Severstal North America, Inc. (now known as Severstal Dearborn, LLC), Cliffs Sales Company, The Cleveland-Cliffs Iron Company and Cliffs Mining Company Inc. (filed as Exhibit 10(e) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)
Not Applicable
10.87
** Pellet Sale and Purchase Agreement by and among The Cleveland-Cliffs Iron Company, Cliffs Sales Company and AK Steel Corporation dated November 10, 2006 and effective January 1, 2007 through December 31, 2013 (filed as Exhibit 10.74 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Not Applicable
10.88
** 2011 Omnibus Agreement, dated as of April 18, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC, as successor in interest to Ispat Inland Inc., ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.) and Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company) (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)
Not Applicable
10.89
**Settlement Agreement, dated as of April 20, 2011 and effective as of April 1, 2011, by and between Essar Steel Algoma Inc. as successor to Algoma Steel Inc., and The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)
Not Applicable
10.90
Amended and Restated Multicurrency Credit Agreement entered into as of August 11, 2011, among Cliffs, certain foreign subsidiaries of the Company from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Isssuer, JPMorgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., PNC Capital Markets Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the various institutions from time to time party thereto (filed as Exhibit 10(a) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)
Not Applicable
10.91
Amendment No. 1, dated as of October 16, 2012 to Amended and Restated Multicurrency Credit Agreement (filed as Exhibit 10.1 to Cliffs’ Form 8-K on October 19, 2012 and incorporated herein by reference)
Not Applicable
10.92	Amendment No. 2 to the Amended and Restated Multicurrency Credit Agreement dated as of February 8, 2013	Filed Herewith
10.93
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
10.94
Amendment Agreement to Term Loan entered into as of August 11, 2011, among Cliffs, JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10(b) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)
Not Applicable
10.95	Amendment No. 2 to Term Loan dated as of February 8, 2013	Filed Herewith
12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements	Filed Herewith
21	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

23.2	Consent of Caracle Creek International Consulting Inc.	Filed Herewith
23.3	Consent of G H Wahl & Associates Consulting	Filed Herewith
23.4	Consent of Cardo MM&A	Filed Herewith
23.5	Consent of Sibley Basin Group Geological Consulting Services Ltd.	Filed Herewith
23.6	Consent of SRK Consulting (U.S.), Inc.	Filed Herewith
24	Power of Attorney	Filed Herewith
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of February 12, 2013	Filed Herewith
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of February 12, 2013
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 12, 2013
Filed Herewith
32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Senior Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of February 12, 2013
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
___________________

*	Indicates management contract or other compensatory arrangement.

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.