Form 10-Q
period 2013-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2013-04-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,095,713 as of April 22, 2013.

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

ASC	Accounting Standards Codification
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
CLCC	Cliffs Logan County Coal LLC
Chromite Project	Cliffs Chromite Ontario Inc.
Cockatoo Island	Cockatoo Island Joint Venture
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
DD&A	Depreciation, depletion and amortization
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, as amended
Ispat	Ispat Inland Steel Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MRRT	Minerals Resource Rent Tax (Australia)
MSHA	U.S. Mine Safety and Health Administration
n/m	Not meaningful
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
Pluton Resources	Pluton Resources Limited
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our board of directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

SEC	U.S. Securities and Exchange Commission
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation

Abbreviation or acronym	Term
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2013	2012
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,082.6	$1,148.6
Freight and venture partners' cost reimbursements	57.9	63.8
	1,140.5	1,212.4
COST OF GOODS SOLD AND OPERATING EXPENSES	(902.6)	(920.6)
SALES MARGIN	237.9	291.8
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(48.4)	(59.5)
Exploration costs	(22.7)	(18.8)
Miscellaneous - net	1.5	9.4
	(69.6)	(68.9)
OPERATING INCOME	168.3	222.9
OTHER INCOME (EXPENSE)
Interest expense, net	(49.1)	(45.1)
Other non-operating income	1.1	1.8
	(48.0)	(43.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	120.3	179.6
INCOME TAX BENEFIT	6.0	213.2
EQUITY LOSS FROM VENTURES	(5.5)	(6.9)
INCOME FROM CONTINUING OPERATIONS	120.8	385.9
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	5.5
NET INCOME	120.8	391.4
INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(13.8)	(15.6)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$107.0	$375.8
PREFERRED STOCK DIVIDENDS	(9.9)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$97.1	$375.8

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.66	$2.60
Discontinued operations	—	0.04
	$0.66	$2.64
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.66	$2.59
Discontinued operations	—	0.04
	$0.66	$2.63
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	147,827	142,226
Diluted	148,081	142,709
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$0.34	$—
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.28
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2013	2012
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$107.0	$375.8
OTHER COMPREHENSIVE INCOME
Pension and OPEB liability, net of tax	6.5	6.2
Unrealized net gain on marketable securities, net of tax	2.6	2.3
Unrealized net gain on foreign currency translation	3.3	10.9
Unrealized net gain (loss) on derivative financial instruments, net of tax	(7.0)	3.8
OTHER COMPREHENSIVE INCOME	5.4	23.2
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1.2)	(1.5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$111.2	$397.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287.2	$195.2
Accounts receivable, net	272.3	329.0
Inventories	630.1	436.5
Supplies and other inventories	270.0	289.1
Derivative assets	66.4	78.6
Other current assets	297.9	321.6
TOTAL CURRENT ASSETS	1,823.9	1,650.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,236.3	11,207.3
OTHER ASSETS
Investments in ventures	131.8	135.8
Goodwill	167.6	167.4
Intangible assets, net	124.5	129.0
Deferred income taxes	137.3	91.8
Other non-current assets	200.5	193.6
TOTAL OTHER ASSETS	761.7	717.6
TOTAL ASSETS	$13,821.9	$13,574.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2013	December 31, 2012
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$299.9	$555.5
Accrued expenses	470.5	442.6
Income taxes payable	81.5	28.3
Current portion of debt	—	94.1
Deferred revenue	22.9	35.9
Other current liabilities	226.6	225.1
TOTAL CURRENT LIABILITIES	1,101.4	1,381.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	600.0	618.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	240.4	252.8
DEFERRED INCOME TAXES	1,114.4	1,108.1
LONG-TERM DEBT	3,433.0	3,960.7
OTHER LIABILITIES	473.7	492.6
TOTAL LIABILITIES	6,962.9	7,814.0
COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 15)
Issued and Outstanding - 731,250 shares (2012 - none)	731.3	—
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2012 - 400,000,000 shares);
Issued - 159,545,469 shares (2012 - 149,195,469 shares);
Outstanding - 153,095,702 shares (2012 - 142,495,902 shares)	19.8	18.5
Capital in excess of par value of shares	2,020.9	1,774.7
Retained earnings	3,291.7	3,217.7
Cost of 6,449,767 common shares in treasury (2012 - 6,699,567 shares)	(307.7)	(322.6)
Accumulated other comprehensive loss	(51.4)	(55.6)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	5,704.6	4,632.7
NONCONTROLLING INTEREST	1,154.4	1,128.2
TOTAL EQUITY	6,859.0	5,760.9
TOTAL LIABILITIES AND EQUITY	$13,821.9	$13,574.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$120.8	$391.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	140.6	117.3
Derivatives and currency hedges	5.2	(9.9)
Equity loss in ventures (net of tax)	5.5	6.9
Pensions and other postretirement benefits	(11.0)	(24.8)
Deferred income taxes	(46.3)	(248.5)
Changes in deferred revenue and below-market sales contracts	(14.9)	(23.3)
Other	5.2	(5.7)
Changes in operating assets and liabilities:
Receivables and other assets	102.7	(9.5)
Product inventories	(194.0)	(219.0)
Payables and accrued expenses	(139.2)	(103.9)
Net cash used by operating activities	(25.4)	(129.0)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(230.4)	(241.1)
Investments in ventures	—	(11.2)
Other investing activities	2.0	0.3
Net cash used by investing activities	(228.4)	(252.0)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	709.4	—
Net proceeds from issuance of common shares	285.6	—
Repayment of term loan	(847.1)	(12.5)
Borrowings under revolving credit facility	297.0	—
Repayment under revolving credit facility	(72.0)	—
Contributions by joint ventures, net	11.3	30.0
Common stock dividends	(22.9)	(39.7)
Other financing activities	(15.4)	1.0
Net cash provided (used) by financing activities	345.9	(21.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.1)	2.9
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92.0	(399.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195.2	521.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$287.2	$122.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 20 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ended December 31, 2013 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Basis of Consolidation
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
Also included in our consolidated results are Cliffs Chromite Ontario Inc. and Cliffs Chromite Far North Inc. Cliffs Chromite Ontario, Inc. holds a 100 percent interest in each of the Black Label and Black Thor chromite deposits and, together with Cliffs Chromite Far North Inc., a 70 percent interest in the Big Daddy chromite deposit, all located in northern Ontario, Canada.

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2013 and December 31, 2012. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	March 31, 2013	December 31, 2012
Amapá	Investments in ventures	Equity Method	30	$96.9	$101.9
Cockatoo	Other liabilities	Equity Method	50	(25.4)	(25.3)
Hibbing	Investments in ventures (1)	Equity Method	23	1.4	(2.1)
Other	Investments in ventures	Equity Method	Various	33.5	33.9
				$106.4	$108.4

(1)     At December 31, 2012 the classification for Hibbing was Other liabilities.
Amapá
On December 27, 2012, our board of directors authorized the sale of our 30 percent interest in Amapá. Together with Anglo American plc., we will be selling our respective interest in a 100 percent sale transaction to a single entity. On March 28, 2013, an unknown event caused the Santana port shiploader to collapse into the Amazon river, preventing further ship loading by the mine operator, Anglo American. The investigation into the root cause of the collapse is ongoing as Anglo American develops a business continuation plan. The previously announced sale transaction remains in place, but without a projected close date until the port situation is clarified.
Cockatoo Island
In August 2011, we entered into a term sheet with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources. On July 31, 2012, the parties entered into a definitive asset sale agreement, which was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid as consideration under the asset sale agreement, a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. With respect to those rehabilitation obligations and assumed liabilities that are inherently attached to the tenements, those obligations and liabilities will automatically transfer to, and be assumed by, Pluton Resources upon registration of each of the tenements in Pluton Resources' name. Registration of the tenements in Pluton Resources' name cannot occur until the requisite bonds and stamped transfer forms are lodged by Pluton Resources with the Department of Mining and Petroleum. This process is expected to be completed during the second quarter of 2013. As of March 31, 2013, our portion of the current estimated cost of the rehabilitation is approximately $24 million and will be extinguished upon registration of the tenements in Pluton Resources' name. Cliffs and HWE Cockatoo Pty Ltd. completed the current stage of mining, Stage 3, at Cockatoo Island on September 30, 2012.

Discontinued Operations
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Upon completion of the transaction on November 12, 2012, we collected approximately AUD $141.0 million in net cash proceeds. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated washplant and are reflected as Assets held for sale and Liabilities held for sale in the Statements of Unaudited Condensed Consolidated Financial Position and reflected the results of operations as discontinued operations in the Statements of Unaudited Condensed Consolidated Operations for periods presented prior to completion of the sale. The Sonoma operations previously were included in Other within our reportable segments.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC. The significant accounting policies requiring updates have been included within the disclosures below.
Other Intangible Assets and Liabilities
Other intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives or on a units of production basis as follows:

Intangible Assets	Basis	Useful Life (years)
Permits - Asia Pacific Iron Ore	Units of production	Life of mine
Permits - All Other	Straight line	15 - 40
Utility contracts	Straight line	5
Leases - North American Coal	Units of production	Life of mine
Leases - All Other	Straight line	4.5 - 17.5
Earnings Per Share
We present both basic and diluted earnings per share amounts. Basic earnings per share amounts are calculated by dividing Net Income Attributable to Cliffs Shareholders less any paid or declared but unpaid dividends on our depositary shares by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share amounts are calculated by dividing Net Income Attributable to Cliffs Shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury stock method and the number of common shares that would be issued under an assumed conversion of our outstanding depositary shares, each representing a 1/40th interest in a share of our Series A Mandatory Convertible Preferred Stock, Class A, under the if-converted method. Our outstanding depositary shares are convertible into common shares based on the volume weighted average of closing prices of our common stock over the 20 consecutive trading day period ending on the third day immediately preceding the end of the reporting period. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 18 - EARNINGS PER SHARE for further information.

Recent Accounting Pronouncements
In February 2013, the FASB amended the guidance on the presentation of comprehensive income in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. Rather, it requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted the provisions of guidance required for the period beginning January 1, 2013. Refer to NOTE 16 - SHAREHOLDERS' EQUITY for further information.
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
The Latin American Iron Ore operating segment is comprised of our 30 percent Amapá interest in Brazil. On March 28, 2013, an unknown event caused the Santana port shiploader to collapse into the Amazon river, preventing further ship loading by the mine operator, Anglo American. The investigation into the root cause of the collapse is ongoing as Anglo American develops a business continuation plan. The previously announced sale transaction remains in place, but without a projected close date until the port situation is clarified. The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and, therefore, are not reported separately.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three months ended March 31, 2013 and 2012, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and Equity Loss from Ventures:

	(In Millions)
	Three Months Ended March 31,
	2013		2012
Revenues from product sales and services:
U.S. Iron Ore	$410.1	36%	$441.7	36%
Eastern Canadian Iron Ore	245.3	22%	220.7	18%
Asia Pacific Iron Ore	270.8	24%	359.8	30%
North American Coal	214.3	18%	189.9	16%
Other	—	—%	0.3	—%
Total revenues from product sales and services	$1,140.5	100%	$1,212.4	100%

Sales margin:
U.S. Iron Ore	$157.3		$166.9
Eastern Canadian Iron Ore	19.4		(14.3)
Asia Pacific Iron Ore	61.3		125.0
North American Coal	1.8		14.5
Other	(1.9)		(0.3)
Sales margin	237.9		291.8
Other operating expense	(69.6)		(68.9)
Other income (expense)	(48.0)		(43.3)
Income from continuing operations before income taxes and equity loss from ventures	$120.3		$179.6

Depreciation, depletion and amortization:
U.S. Iron Ore	$26.6		$23.2
Eastern Canadian Iron Ore	41.1		37.9
Asia Pacific Iron Ore	36.4		30.0
North American Coal	32.5		20.1
Other	4.0		6.1
Total depreciation, depletion and amortization	$140.6		$117.3

Capital additions (1):
U.S. Iron Ore	$11.7		$34.8
Eastern Canadian Iron Ore	167.0		130.6
Asia Pacific Iron Ore	4.3		109.3
North American Coal	11.1		39.1
Other	1.6		39.6
Total capital additions	$195.7		$353.4

(1)    Includes capital lease additions and non-cash accruals. Refer to NOTE 20 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2013	December 31, 2012
Assets:
U.S. Iron Ore	$1,848.4	$1,735.1
Eastern Canadian Iron Ore	7,719.7	7,605.1
Asia Pacific Iron Ore	1,474.4	1,506.3
North American Coal	1,829.7	1,877.8
Other	599.3	570.9
Total segment assets	13,471.5	13,295.2
Corporate	350.4	279.7
Total assets	$13,821.9	$13,574.9
NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2013 and December 31, 2012:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	Derivative assets	$13.1	Derivative assets	$16.2	Other current liabilities	$8.5	Other current liabilities	$1.9
Total derivatives designated as hedging instruments under ASC 815		$13.1		$16.2		$8.5		$1.9
Derivatives not designated as hedging instruments under ASC 815:
Customer Supply Agreements	Derivative assets	$49.4	Derivative assets	$58.9		$—		$—
Provisional Pricing Arrangements	Derivative assets	3.9	Derivative assets	3.5	Other current liabilities	6.8	Other current liabilities	11.3
Total derivatives not designated as hedging instruments under ASC 815		$53.3		$62.4		$6.8		$11.3
Total derivatives		$66.4		$78.6		$15.3		$13.2
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
Australian and Canadian Dollar Foreign Exchange Contracts
We are subject to changes in foreign currency exchange rates as a result of our operations in Australia and Canada. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales. The functional currency of our Canadian operations is the U.S. dollar; however, the production costs for these operations primarily are incurred in the Canadian dollar.

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
As of March 31, 2013, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $378.0 million and $557.3 million, respectively, in the form of forward contracts with varying maturity dates ranging from April 2013 to March 2014. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $400.0 million and $630.4 million, respectively, as of December 31, 2012.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and as of March 31, 2013 and 2012, there was no material ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that gains of $8.1 million and losses of $5.0 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 and 2012:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Earnings	Amount of Gain Reclassified from Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012
Australian Dollar Foreign Exchange Contracts (hedge designation)	$3.2	$3.0	Product revenues	$1.8	$3.1
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(8.2)	0.7	Cost of goods sold and operating expenses	0.2	0.5
Total	$(5.0)	$3.7		$2.0	$3.6
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors, some of which are subject to annual price collars in order to limit the percentage increase or decrease in prices for our iron ore pellets during any given year. The base price is the primary component of the purchase price for each contract. The inflation-indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62 percent Fe market rate and/or international pellet prices and changes in specified Producers Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $24.1 million and $39.2 million, respectively, as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 and 2012, respectively, related to the supplemental payments. Derivative assets, representing the fair value of the pricing factors, were $49.4 million and $58.9 million, respectively, in the March 31, 2013 and December 31, 2012 Statements of Unaudited Condensed Consolidated Financial Position.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined. We have recorded $3.9 million and $3.5 million, respectively, as Derivative assets and $6.8 million and $11.3 million, respectively, as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2013 and December 31, 2012, respectively, related to our estimate of final sales price with our U.S. Iron Ore and Asia Pacific Iron Ore customers at March 31, 2013 and related to our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales price based on the price calculations established in the supply agreements. As a result, we recognized a net $2.9 million as a decrease and a net $3.0 million as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 and 2012, respectively, related to these arrangements.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 and 2012:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2013	2012
Foreign Exchange Contracts	Other income (expense)	$—	$0.3
Customer Supply Agreements	Product revenues	24.1	39.2
Provisional Pricing Arrangements	Product revenues	(2.9)	3.0
Total		$21.2	$42.5
Refer to NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2013 and December 31, 2012:

	(In Millions)
	March 31, 2013			December 31, 2012
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$293.9	$27.2	$321.1	$147.2	$22.9	$170.1
Eastern Canadian Iron Ore	101.0	38.4	139.4	62.6	44.2	106.8
Asia Pacific Iron Ore	73.5	16.4	89.9	36.7	37.2	73.9
North American Coal	49.5	30.2	79.7	36.7	49.0	85.7
Total	$517.9	$112.2	$630.1	$283.2	$153.3	$436.5
We recorded lower-of-cost-or-market inventory charges of $2.0 million and $1.3 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 and 2012, respectively, for our North American Coal operations. These charges were a result of market declines and operational and geological issues.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of March 31, 2013 and December 31, 2012:

	(In Millions)
	March 31, 2013	December 31, 2012
Land rights and mineral rights	$7,922.8	$7,920.8
Office and information technology	114.8	92.4
Buildings	190.7	162.0
Mining equipment	1,342.9	1,290.7
Processing equipment	2,081.9	1,937.4
Railroad equipment	242.1	240.8
Electric power facilities	61.4	58.7
Port facilities	114.7	114.3
Interest capitalized during construction	20.8	20.8
Land improvements	48.7	43.9
Other	53.1	39.0
Construction in progress	1,013.2	1,123.9
	13,207.1	13,044.7
Allowance for depreciation and depletion	(1,970.8)	(1,837.4)
	$11,236.3	$11,207.3
We recorded depreciation and depletion expense of $135.9 million and $111.4 million in the Statements of Unaudited Condensed Consolidated Operations for the periods ended March 31, 2013 and 2012, respectively.
The accumulated amount of capitalized interest included within construction in progress at March 31, 2013 is $24.2 million of which $7.1 million was capitalized during 2013. At December 31, 2012, $17.1 million of capitalized interest was included within construction in progress of which $15.4 million was capitalized during 2012.
NOTE 6 - DISCONTINUED OPERATIONS
The table below sets forth selected financial information related to operating results of our business classified as discontinued operations. While the reclassification of revenues and expenses related to discontinued operations for prior periods have no impact upon previously reported net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations. During the fourth quarter of 2012, we sold our 45 percent economic interest in Sonoma. The Sonoma operations previously were included in Other within our reportable segments.
The following table presents detail of our operations related to our Sonoma operations in the Statements of Unaudited Condensed Consolidated Operations:

	(In Millions)
	Three Months Ended March 31,
	2013	2012
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$52.4

INCOME FROM DISCONTINUED OPERATIONS, net of tax	$—	$5.5

We recorded income from discontinued operations of $5.5 million, net of $2.4 million in tax expense in Income from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2012 related to our sale of the Sonoma operations, which was completed as of November 12, 2012.
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the three months ended March 31, 2013 and the year ended December 31, 2012:

	(In Millions)
	March 31, 2013						December 31, 2012
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$84.5	$—	$80.9	$167.4	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1
Arising in business combinations	—	—	—	—	—	—	—	13.8	—	—	—	13.8
Impairment	—	—	—	—	—	—	—	(1,000.0)	—	—	—	(1,000.0)
Impact of foreign currency translation	—	—	0.2	—	—	0.2	—	—	1.5	—	—	1.5
Ending Balance	$2.0	$—	$84.7	$—	$80.9	$167.6	$2.0	$—	$84.5	$—	$80.9	$167.4
Accumulated Goodwill Impairment Loss	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of March 31, 2013 and December 31, 2012:

		(In Millions)
		March 31, 2013			December 31, 2012
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$136.2	$(33.5)	$102.7	$136.1	$(31.7)	$104.4
Utility contracts	Intangible assets, net	54.7	(35.2)	19.5	54.7	(32.4)	22.3
Leases	Intangible assets, net	5.7	(3.4)	2.3	5.7	(3.4)	2.3
Total intangible assets		$196.6	$(72.1)	$124.5	$196.5	$(67.5)	$129.0
Below-market sales contracts	Other current liabilities	$(46.0)	$1.9	$(44.1)	$(46.0)	$—	$(46.0)
Below-market sales contracts	Other liabilities	(250.7)	181.6	(69.1)	(250.7)	181.6	(69.1)
Total below-market sales contracts		$(296.7)	$183.5	$(113.2)	$(296.7)	$181.6	$(115.1)

Amortization expense relating to intangible assets was $4.7 million and $4.8 million, respectively, for the three months ended March 31, 2013 and 2012, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2013 (remaining nine months)	$14.5
2014	18.8
2015	7.8
2016	7.7
2017	7.9
2018	7.7
Total	$64.4
The below-market sales contracts are classified as a liability and recognized over the term of the underlying contracts, which have remaining lives ranging from one to four years. For each of the three months ended March 31, 2013 and 2012, we recognized $1.9 million in Product revenues related to the below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and each of the three succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2013 (remaining nine months)	$44.1
2014	23.1
2015	23.0
2016	23.0
Total	$113.2

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at March 31, 2013 and December 31, 2012:

	(In Millions)
	March 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$135.0	$—	$—	$135.0
Derivative assets	—	—	53.3	53.3
Marketable securities	30.0	—	—	30.0
Foreign exchange contracts	—	13.1	—	13.1
Total	$165.0	$13.1	$53.3	$231.4
Liabilities:
Derivative liabilities	$—	$—	$6.8	$6.8
Foreign exchange contracts	—	8.5	—	8.5
Total	$—	$8.5	$6.8	$15.3

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$100.0	$—	$—	$100.0
Derivative assets	—	—	62.4	62.4
Marketable securities	27.0	—	—	27.0
Foreign exchange contracts	—	16.2	—	16.2
Total	$127.0	$16.2	$62.4	$205.6
Liabilities:
Derivative liabilities	$—	$—	$11.3	$11.3
Foreign exchange contracts	—	1.9	—	1.9
Total	$—	$1.9	$11.3	$13.2
Financial assets classified in Level 1 at March 31, 2013 and December 31, 2012 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2013 and December 31, 2012, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at March 31, 2013 and December 31, 2012 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at March 31, 2013 and December 31, 2012, also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at March 31, 2013 and our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final sales price to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final sales price is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final sales price is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range (Weighted Average)
	3/31/2013
Provisional Pricing Arrangements	$3.9	Derivative assets	Market Approach	Managements Estimate of 62% Fe	$137
	$6.8	Other current liabilities
Customer Supply Agreement	$49.4	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$600 - $645 ($630)
The significant unobservable input used in the fair value measurement of the reporting entity’s provisional pricing arrangements is management’s estimate of 62 percent Fe price based upon current market data, including historical seasonality and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
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
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013 and 2012. The following table represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

	(In Millions)
	Derivative Assets (Level 3)		Derivative Liabilities (Level 3)
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Beginning balance - January 1	$62.4	$157.9	$(11.3)	$(19.5)
Total gains
Included in earnings	28.0	43.3	(6.8)	(1.1)
Included in other comprehensive income	—	—	—	—
Settlements	(37.1)	(132.0)	11.3	19.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - March 31	$53.3	$69.2	$(6.8)	$(1.1)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets (liabilities) still held at the reporting date	$28.0	$43.3	$(6.8)	$(1.1)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 and 2012.

The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at March 31, 2013 and December 31, 2012 were as follows:

		(In Millions)
		March 31, 2013		December 31, 2012
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Other receivables:
Customer supplemental payments	Level 2	$16.7	$16.1	$22.3	$21.3
ArcelorMittal USA—Receivable	Level 2	17.4	19.1	19.3	21.3
Other	Level 2	10.5	10.5	10.9	10.9
Total receivables		$44.6	$45.7	$52.5	$53.5
Long-term debt:
Term loan—$1.25 billion	Level 2	$—	$—	$753.0	$753.0
Senior notes—$700 million	Level 2	699.4	751.4	699.4	759.4
Senior notes—$1.3 billion	Level 2	1,289.4	1,513.2	1,289.4	1,524.7
Senior notes—$400 million	Level 2	398.3	458.8	398.2	464.3
Senior notes—$500 million	Level 2	495.9	527.7	495.7	528.4
Revolving loan	Level 2	550.0	550.0	325.0	325.0
Total long-term debt		$3,433.0	$3,801.1	$3,960.7	$4,354.8
The fair value of the receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.
The terms of one of our U.S. Iron Ore pellet supply agreements require supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. As of March 31, 2013 and December 31, 2012, the receivable of $16.7 million and $22.3 million, respectively, classified as current and was recorded in Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position as all supplemental payments to be paid by the customer are due by the end of 2013. The fair value of the receivable of $16.1 million and $21.3 million at March 31, 2013 and December 31, 2012, respectively, is based on a discount rate of 2.14 percent and 2.81 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $17.4 million and $19.3 million at March 31, 2013 and December 31, 2012, respectively, of which $10.0 million was recorded in Other current assets for each respective period. The fair value of the receivable of $19.1 million and $21.3 million at March 31, 2013 and December 31, 2012, respectively, is based on a discount rate of 2.24 percent and 2.85 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 - DEBT AND CREDIT FACILITIES for further information.
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the year ended December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2013.

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in ventures impairment - Amapá	$—	$—	$72.5	$72.5
Financial Assets
On December 27, 2012, the board of directors approved the sale of our 30 percent investment in Amapá, which is recorded as an equity method investment in the Statements of Unaudited Condensed Consolidated Operations. The carrying value of the investment was reduced to fair value of $72.5 million as of December 31, 2012, resulting in an impairment charge of $365.4 million, which was recorded in the fourth quarter of 2012. We believe the sum of the sale proceeds approximates fair value. The fair value of the proceeds (and therefore the portion of the equity method investment measured at fair value) was determined using a probability-weighted cash flow approach.
NOTE 9 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of March 31, 2013 and December 31, 2012:

($ in Millions)
March 31, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$700.0	$699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.3	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	495.9	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.65%	2017	1,750.0	550.0	(7)
Total debt				$4,650.0	$3,433.0
Less current portion					—
Long-term debt					$3,433.0

($ in Millions)
December 31, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.83%	2016	$847.1	(1)	$847.1	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.2	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0		495.7	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.02%	2017	1,750.0		325.0	(7)
Total debt				$5,497.1		$4,054.8
Less current portion						94.1
Long-term debt						$3,960.7

(1)
As of March 31, 2013, the term loan was repaid in full. During the first quarter of 2013, repayments totaling $847.1 million were made. As of December 31, 2012, $402.8 million had been paid down on the original $1.25 billion term loan and, of the remaining term loan $94.1 million, was classified as Current portion of debt. The current classification was based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2)
As of March 31, 2013 and December 31, 2012, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million, based on an imputed interest rate of 4.89 percent.

(3)
As of March 31, 2013 and December 31, 2012, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.8 million, based on an imputed interest rate of 4.83 percent.

(4)
As of March 31, 2013 and December 31, 2012, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.8 million, based on an imputed interest rate of 6.34 percent.

(5)
As of March 31, 2013 and December 31, 2012, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.7 million and $1.8 million, respectively, based on an imputed interest rate of 5.98 percent.

(6)
As of March 31, 2013 and December 31, 2012, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $4.1 million and $4.3 million, respectively, based on an imputed interest rate of 4.14 percent.

(7)
As of March 31, 2013 and December 31, 2012, $550.0 million and $325.0 million revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $27.7 million for each period, thereby reducing available borrowing capacity to $1.2 billion and $1.4 billion for each period, respectively.

Credit Facility and Term Loan
On February 8, 2013, we amended the Term Loan Agreement among Cliffs Natural Resources Inc. and various lenders dated March 4, 2011, as amended, or term loan, and the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012), or amended credit agreement, to effect the following:

•	Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the period ending March 31, 2014 until maturity.

•
Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum Tangible Net Worth, in accordance with the amended credit agreement and term loan, is defined as total equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date until the period ending December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1.0, as defined above.
During February 2013, we repaid the $847.1 million outstanding balance under the term loan through the use of proceeds from the 2013 public equity offerings. Additionally, as a result of the term loan repayment, the remaining deferred financing costs of $7.1 million were expensed. Upon the repayment of the term loan, the financial covenants associated with the term loan no longer are applicable.
Per the terms of the amended credit agreement, we are subject to higher borrowing costs. The applicable interest rate is determined by reference to the former Funded Debt to EBITDA ratio. Based on the amended terms, borrowing costs could increase as much as 0.5 percent relative to the outstanding borrowings, as well as 0.1 percent on unborrowed amounts. Furthermore, the amended credit agreement places certain restrictions upon our declaration and payment of dividends, our ability to consummate acquisitions and the debt levels of our subsidiaries.
As of March 31, 2013, we were in compliance with all applicable financial covenants related to the amended credit agreement.
At December 31, 2012, prior to the amendments made on February 8, 2013 that are discussed above, the terms of the term loan and amended credit agreement each contained customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the amended credit agreement), as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270.0 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270.0 million private placement senior notes due 2013 and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended credit agreement), for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter. As the $270.0 million private placement senior notes due 2013 were repaid on December 28, 2012 with proceeds from the 2012 public debt offering, the financial covenant relating to the outstanding notes no longer was applicable. As of December 31, 2012, we were in compliance with the financial covenants related to both the term loan and the amended credit agreement.

Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$40.0 million ($41.7 million at March 31, 2013 and $41.6 million at December 31, 2012) in credit for contingent instruments, such as performance bonds, and the ability to request a cash advance facility to be provided at the discretion of the bank. As of March 31, 2013, the outstanding bank guarantees under this facility totaled A$34.0 million ($35.4 million), thereby reducing borrowing capacity to A$6.0 million ($6.3 million). As of December 31, 2012, the outstanding bank guarantees under this facility totaled A$25.0 million ($26.0 million), thereby reducing borrowing capacity to A$15.0 million ($15.6 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.
Letters of Credit
In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of March 31, 2013 and December 31, 2012, these letter of credit obligations totaled $95.0 million and $96.9 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended credit agreement.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the amended credit agreement, based on the principal amounts outstanding at March 31, 2013:

(In Millions)
Maturities of Debt
2013 (April 1 - December 31)	$—
2014	—
2015	—
2016	—
2017	—
2018 and thereafter	2,900.0
Total maturities of debt	$2,900.0
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $6.8 million and $6.3 million, respectively, for the three months ended March 31, 2013 and 2012.

Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2013 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2013 (April 1 - December 31)	$56.8		$18.8
2014	69.5		19.7
2015	58.2		13.0
2016	42.2		8.1
2017	34.8		7.4
2018 and thereafter	91.8		21.5
Total minimum lease payments	$353.3		$88.5
Amounts representing interest	76.7
Present value of net minimum lease payments	$276.6	(1)

(1)
The total is comprised of $53.5 million and $223.1 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2013.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $252.4 million and $265.1 million at March 31, 2013 and December 31, 2012, respectively. The following is a summary of the obligations as of March 31, 2013 and as of the year ended December 31, 2012:

	(In Millions)
	March 31, 2013	December 31, 2012
Environmental	$15.4	$15.7
Mine closure
LTVSMC	18.7	18.3
Operating mines:
U.S. Iron Ore	83.1	81.2
Eastern Canadian Iron Ore	73.4	88.9
Asia Pacific Iron Ore	22.7	22.4
North American Coal	39.1	38.6
Total mine closure	237.0	249.4
Total environmental and mine closure obligations	252.4	265.1
Less current portion	12.0	12.3
Long term environmental and mine closure obligations	$240.4	$252.8
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

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2013 and the year ended December 31, 2012:

	(In Millions)
	March 31, 2013	December 31, 2012	(1)
Asset retirement obligation at beginning of period	$231.1	$194.9
Accretion expense	4.5	17.6
Exchange rate changes	—	0.3
Revision in estimated cash flows	(17.2)	18.2
Payments	(0.1)	0.1
Asset retirement obligation at end of period	$218.3	$231.1

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2012.
NOTE 12 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2013 and 2012:

	(In Millions)
	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$9.9	$8.0	$3.1	$3.6
Interest cost	11.5	12.0	4.3	5.2
Expected return on plan assets	(13.1)	(14.8)	(5.0)	(4.3)
Amortization:
Prior service costs	0.7	1.0	(0.9)	0.7
Net actuarial loss	6.8	7.4	2.8	2.9
Net periodic benefit cost	$15.8	$13.6	$4.3	$8.1
We made pension contributions of $3.7 million and $14.4 million for the three months ended March 31, 2013 and 2012, respectively. The OPEB contributions, made annually in the first quarter, were $14.1 million and $21.9 million for the three months ended March 31, 2013 and 2012, respectively.
NOTE 13 - STOCK COMPENSATION PLANS
Employees’ Plans
On March 11, 2013, the Compensation and Organization Committee (“Committee”) of the board of directors approved a grant under our shareholder-approved 2012 Equity Plan for the 2013 to 2015 performance period. A total of 1.0 million shares were granted under the award, consisting of 0.8 million performance shares and 0.2 million restricted share units.
The 2012 Equity Plan was approved by our board of directors on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6.0 million. A total of 23.6 thousand shares were granted under the 2012 Equity Plan during 2012.

The ICE Plan was terminated on May 8, 2012 and no additional grants will be issued from the ICE Plan after this date. Upon termination of the ICE Plan, all awards previously granted under the ICE Plan shall continue in full force and effect in accordance with the terms of the award.
For the outstanding ICE Plan awards, each performance share, if earned, entitles the holder to receive common shares or cash within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2011 to 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period and 2) three-year cumulative free cash flow. The relative TSR for the 2011 to 2013 performance period is measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. Performance for the 2012 to 2014 and for the 2013 to 2015 performance periods are measured only on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. The final payouts for the 2011 to 2013 performance period, the 2012 to 2014 performance period and the 2013 to 2015 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
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
The following assumptions were utilized to estimate the fair value for the first quarter of 2013 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 11, 2013	$23.83	2.81	52.9%	0.40%	2.52%	$17.01	71.38%
The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under either the ICE Plan or 2012 Equity Plan vest over a period of three years.
NOTE 14 - INCOME TAXES
Our 2013 estimated annual effective tax rate before discrete items is approximately 1.4 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax and foreign taxes and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent. There were discrete items booked in the first quarter of approximately $7.7 million primarily related to adjustments to deferred tax balances, including the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable.
NOTE 15 - CAPITAL STOCK
Depositary Shares
On February 21, 2013, we issued 29.25 million depositary shares, comprised of the 27.0 million depositary share offering and the exercise of an underwriters' over-allotment option to purchase an additional 2.25 million depositary shares. Each depositary share represents a 1/40th interest in a share of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value, or Preferred Share, at a price of $25 per depositary share for total net proceeds of approximately $709.4 million, after underwriter fees and discounts. Each Preferred Share has an initial liquidation preference of $1,000 per share (equivalent to a $25 liquidation preference per depositary share). When and if declared by our board of directors, we will pay cumulative dividends on each Preferred Share at an annual rate of 7.00 percent on the liquidation preference. We will pay declared dividends in cash on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2013 and to, and including February 1, 2016. Holders of the depositary shares are entitled to a proportional fractional interest in the rights and preferences of the Preferred Shares, including conversion, dividend, liquidation and voting rights, subject to the provisions of the deposit agreement.
The Preferred Shares may be converted, at the option of the holder, at the minimum conversion rate of 28.1480 of our common shares (equivalent to 0.7037 of our common shares per depositary share) at any time prior to February 1, 2016 or other than during a fundamental change conversion period, subject to anti-dilution adjustments. If not converted prior to that time, each Preferred Share will convert automatically on February 1, 2016 into between 28.1480 and 34.4840 common shares, par value $0.125 per share, subject to anti-dilution adjustments. The number of common shares issuable on conversion will be determined based on the average VWAP per share of our common shares during the 20 trading day period beginning on, and including, the 23rd scheduled trading day prior to February 1, 2016, subject to customary anti-dilution adjustments. Upon conversion, a minimum of 20.6 million common shares and a maximum of 25.2 million common shares will be issued.
If certain fundamental changes involving the Company occur, holders of the Preferred Shares may convert their shares into a number of common shares at the conversion rate that will be adjusted under certain circumstances, and such holders also will be entitled to a fundamental change dividend make-whole amount. The Preferred Shares are not redeemable.
Common Stock Public Offering
On February 21, 2013, we issued 10.35 million common shares, comprised of the 9.0 million common share offering and the exercise of an underwriters' over-allotment option to purchase an additional 1.35 million common shares. The offering resulted in an increase in the number of our common shares issued and outstanding as of March 31, 2013. We received net proceeds of approximately $285.6 million at a closing price of $29.00 per common share.
Dividends
On March 20, 2013, our board of directors declared the quarterly cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend will be payable on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013.
A $0.28 per common share cash dividend was paid on March 1, 2012 to our shareholders of record as of the close of business on February 15, 2012. On March 13, 2012, our board of directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend of $0.625 per share was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our common shareholders of record as of the close of business on April 27, 2012, August 15, 2012 and November 23, 2012, respectively. On February 11, 2013, our board of directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our board of directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings. The decreased dividend of $0.15 per share was paid on March 1, 2013 to our common shareholders of record as of the close of business on February 22, 2013.
NOTE 16 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders' equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 75 percent, 85 percent and 79 percent, respectively, for the three months ended March 31, 2013 and March 31, 2012:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2012	$4,632.7	$1,128.2	$5,760.9
Comprehensive income
Net income	107.0	13.8	120.8
Other comprehensive income	4.2	1.2	5.4
Total comprehensive income	111.2	15.0	126.2
Issuance of common shares	263.7	—	263.7
Issuance of Preferred Shares	731.3	—	731.3
Stock and other incentive plans	(1.5)	—	(1.5)
Common and Preferred Shares dividends	(32.8)	—	(32.8)
Capital contribution by noncontrolling interest to subsidiary	—	11.2	11.2
March 31, 2013	$5,704.6	$1,154.4	$6,859.0

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2011	$5,785.0	$1,254.7	$7,039.7
Comprehensive income
Net income	375.8	15.6	391.4
Other comprehensive income	21.7	1.5	23.2
Total comprehensive income	397.5	17.1	414.6
Stock and other incentive plans	(2.8)	—	(2.8)
Common shares dividends	(39.7)	—	(39.7)
Undistributed gains to noncontrolling interest	—	7.8	7.8
Capital contribution by noncontrolling interest to subsidiary	—	22.3	22.3
Acquisition of controlling interest	—	(8.0)	(8.0)
March 31, 2012	$6,140.0	$1,293.9	$7,433.9

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for March 31, 2013 and March 31, 2012:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	(1.1)	2.5	3.3	(5.0)	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	4.7	2.3	10.9	3.8	21.7
Balance March 31, 2012	$(404.2)	$4.9	$323.4	$5.0	$(70.9)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for March 31, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
Amortization of Pension and Postretirement Benefit Liability:
Prior-service costs	$(0.2)	(1)
Net actuarial loss	9.6	(1)
	9.4	Total before taxes
	(3.0)	Income tax benefit
	$6.4	Net of taxes

Unrealized gain (loss) on securities:
Impairment	$0.1	Other non-operating income
	0.1	Total before taxes
	—	Income tax benefit
	$0.1	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$(2.6)	Product revenues
Canadian dollar foreign exchange contracts	(0.3)	Cost of goods sold and operating expenses
	(2.9)	Total before taxes
	0.9	Income tax benefit
	$(2.0)	Net of taxes

Total Reclassifications for the Period	$4.5

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 12 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
NOTE 17 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at March 31, 2013:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0	21.0	—	—
Tilden	85.0	—	15.0	—
Hibbing	23.0	62.3	14.7	—
Bloom Lake	75.0	—	—	25.0
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.

Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2013	2012
Product revenues from related parties	$288.6	$331.9
Total product revenues	1,082.6	1,148.6
Related party product revenue as a percent of total product revenue	26.7%	28.9%
Amounts due from related parties recorded in Accounts receivable, net and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $119.6 million and $149.8 million at March 31, 2013 and December 31, 2012, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to minority parties were $20.2 million at December 31, 2012. No amounts were due to related parties at March 31, 2013.
NOTE 18 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2013	2012
Net Income from Continuing Operations attributable to Cliffs shareholders	$107.0	$370.3
Income from Discontinued Operations, net of tax	—	5.5
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$107.0	$375.8
PREFERRED STOCK DIVIDENDS	(9.9)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$97.1	$375.8
Weighted Average Number of Shares:
Basic	147.8	142.2
Depositary Shares	—	—
Employee Stock Plans	0.3	0.5
Diluted	148.1	142.7
Earnings per Common Share Attributable to Cliffs Shareholders - Basic:
Continuing operations	$0.66	$2.60
Discontinued operations	—	0.04
	$0.66	$2.64
Earnings per Common Share Attributable to Cliffs Shareholders - Diluted:
Continuing operations	$0.66	$2.59
Discontinued operations	—	0.04
	$0.66	$2.63
The diluted earnings per share calculation excludes depositary shares that were anti-dilutive totaling 12.9 million for the three months ended March 31, 2013.

NOTE 19 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2011, we began to incur capital commitments related to the expansion of the Bloom Lake mine. The Phase II expansion project includes expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. As previously announced, at the Bloom Lake mine we are delaying certain components of the Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. We expect to complete Phase II construction in 2014, which will depend on seaborne iron ore pricing, customer demand and other market conditions. Through March 31, 2013, approximately $1.2 billion of the total capital investment required for the Bloom Lake expansion project had been committed, of which a total of approximately $889 million had been expended. Of the remaining committed capital, expenditures of approximately $311 million are expected to be made during the remainder of 2013.
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
NOTE 20 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2013 and 2012 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2013	2012
Capital additions	$195.7	$353.4
Cash paid for capital expenditures	230.4	241.1
Difference	$(34.7)	$112.3
Non-cash accruals	$(34.7)	$59.5
Capital leases	—	52.8
Total	$(34.7)	$112.3
Non-Cash Financing Activities - Declared Dividends
On March 20, 2013, our board of directors declared the quarterly cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend of $9.9 million will be payable on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013.

NOTE 21 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial statement issuance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 as well as other publicly available information.
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
We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the U.S., we operate five iron ore mines in Michigan and Minnesota, six metallurgical coal mines located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. In Ontario, Canada, we have a major chromite project in the feasibility study stage of development. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations. Our capital allocation strategy is designed to prioritize all potential uses of future cash flows in a manner that is most meaningful for shareholders. While we plan on using future cash flows to reduce debt over time, we also intend to deploy capital to finance organic growth. Maintaining financial flexibility as commodity pricing changes throughout the business cycle is imperative to our ability to execute our strategic initiatives.
The key driver of our business is global demand for steelmaking raw materials in both developed and emerging economies, with China and the U.S. representing the two largest markets for our Company. In the first quarter of 2013, China produced approximately 192 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 21 million metric tons of crude steel, or about 6 percent of total crude steel production. These figures represent an approximate 9 percent increase and an 8 percent decrease, respectively, in crude steel production over the comparable period in 2012.
Global crude steel production continued to grow in the first quarter of 2013, led by increased production in a Chinese economy that is recovering from a slowdown experienced in the second half of 2012. U.S. crude steel production, however, declined in the first quarter when compared to the same period in 2012 as a residual effect of the U.S. economic slowdown in the fourth quarter of 2012, but was partially offset by a gradual improvement in the capacity utilization rate. The combination of these factors resulted in a strong pricing environment for steelmaking raw materials, which directly impacted our first quarter 2013 performance.
During the remainder of 2013, we expect year-over-year steel production to rise in both the U.S. and in China. China's growth will be predicated on continued urbanization and the consequent demand for housing and durable goods. In the U.S., steel demand is expected to increase due to a steadily recovering housing market and improving demand for automotive products. In addition, domestic steel demand should benefit from increased investment in the oil and gas industry.
We continue to expect that Chinese steel production will outpace the growth in Chinese iron ore production, which will face increasing production costs due primarily to diminishing iron ore grades and rising wages. Chinese iron ore, while abundant, is a lower grade than Australian and Brazilian ore, containing less than two thirds of the equivalent iron ore content on average.
The global price of iron ore is influenced heavily by Chinese demand, and the increase in spot market prices in the first quarter of 2013 reflected continued economic growth in China as well as short-term supply constraints based on typical seasonal factors. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines price, which has reflected this trend. The Platts 62 percent Fe fines spot price increased 3.4 percent to an average price of $148 per ton in the first quarter of 2013 compared to the respective quarter of 2012. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments as the related contracts are correlated heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted slightly because the pricing in our long-term contracts is mostly structured to be based on 12-month averages, including some contracts with established annual price collars. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
During the first quarter of 2013, capacity utilization among North American steelmaking facilities decreased to an average rate of approximately 76 percent when compared to an average rate of approximately 79 percent in the same period of 2012. While the comparison to first quarter 2012 showed a decline in overall steel capacity utilization, the more recent trend since the fourth quarter of 2012 is of increased production. Both the automotive industry and the growth of the natural gas industry supported U.S. steel demand in the first quarter, providing sources of healthy demand for our products.
The metallurgical coal market continues to be in an oversupplied position.  This is largely due to low demand by European, Japanese, and South American coking coal consumers.  As a result, the benchmark Platts price for premium low-volatile hard coking coal decreased from $235 per ton in the first quarter of 2012 to $165 per ton in the first quarter of 2013.  The decline in market pricing has negatively impacted realized revenue rates for our North American Coal business segment.
Our consolidated revenues for the first three months of 2013 decreased to $1.1 billion, with net income from continuing operations per diluted share of $0.66. This compares with revenues of $1.2 billion, with net income from continuing operations per diluted share of $2.59, for the comparable period in 2012. Revenues during the first three months of 2013 were impacted primarily by a decrease in worldwide iron ore sales volumes offset partially by an increase in North American coal sales volumes. Net income in the first quarter of 2012 was impacted positively by discrete tax items, primarily due to the enactment of the MRRT in Australia.
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
As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we have shifted our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. Our focus is investing in the expansion of our seaborne iron ore production capabilities driven by our belief in the constructive long-term outlook for the seaborne iron ore market. Throughout the first three months of 2013, we continued to make investments in Bloom Lake, our large-scale seaborne iron ore growth project in Eastern Canada. Maximizing Bloom Lake's production capabilities represents an opportunity to create significant shareholder value. We expect the Phase II expansion at Bloom Lake to meaningfully enhance our future earnings and cash flow generation by increasing sales volume and reducing unit operating costs. As previously announced, we delayed certain components of the Bloom Lake Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. Depending on certain market conditions, we expect Phase II construction to be completed in 2014.

We also own additional development properties, known as Labrador Trough South located in Quebec, that potentially could allow us to leverage parts of our existing infrastructure in Eastern Canada to supply additional iron ore into the seaborne market in future years if developed.
Our chromite project, located in Northern Ontario, represents an attractive diversification opportunity for us. We advanced the project to the feasibility study stage of development in May of 2012. We expect to build further on the technical and economic evaluations developed in the prefeasibility study stage and improve the accuracy of cost estimates to assess the economic viability of the project. This work is necessary prior to advancing to the execution stage of the project. In addition to this large greenfield project, our Global Exploration Group expects to achieve additional growth through early involvement in exploration and development activities by partnering with junior mining companies in various parts of the world. This potentially provides us with low-cost entry points to increase significantly our reserve base and growth production profile.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The Latin American Iron Ore, Ferroalloys and Global Exploration Group operating segments do not meet the criteria for reportable segments.
Results of Operations – Consolidated
2013 Compared to 2012
The following is a summary of our consolidated results of operations for the three months ended March 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,140.5	$1,212.4	$(71.9)
Cost of goods sold and operating expenses	(902.6)	(920.6)	18.0
Sales margin	$237.9	$291.8	$(53.9)
Sales margin %	20.9%	24.1%	(3.2)%
Revenues from Product Sales and Services
Sales revenue for the three months ended March 31, 2013 decreased $71.9 million, or 5.9 percent, from the comparable period in 2012. The decrease in sales revenue resulted primarily from lower worldwide iron ore sales volume of 801 thousand tons and $103.2 million, partially offset by increased North American Coal sales volume of 380 thousand tons and $45.6 million.
World market pricing heavily influences our revenues each year. The Platts 62 percent Fe fines spot price for iron ore was fairly consistent period-over-period increasing 3.4 percent to an average price of $148 per ton in the first three months of 2013.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three months ended March 31, 2013 was $902.6 million, which resulted in a decrease of $18.0 million, or 2.0 percent, from the comparable period in 2012. As a result of decreased worldwide iron ore sales volumes, costs decreased by $61.7 million. The decrease in the iron ore sales volumes were offset partially by an increase at our North American Coal operations, which resulted in $41.7 million of additional costs.

Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
Following is a summary of other operating income (expense) for the three months ended March 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(48.4)	$(59.5)	$11.1
Exploration costs	(22.7)	(18.8)	(3.9)
Miscellaneous - net	1.5	9.4	(7.9)
	$(69.6)	$(68.9)	$(0.7)
Selling, general and administrative expenses during the three months ended March 31, 2013 decreased $11.1 million over the comparable period in 2012 driven by reductions in outside service spending of approximately $9.0 million across all functions, as well as reductions in general travel and related employee expenses of approximately $1.4 million.
Exploration costs increased by $3.9 million during the three months ended March 31, 2013 from the comparable period in 2012, primarily due to increases in costs at our Ferroalloys operating segment partially offset by costs within our Global Exploration Group. Our Ferroalloys operating segment had cost increases of $7.6 million over the comparable prior-year period. The increase was comprised primarily of higher environmental and engineering costs and other feasibility study costs related to the chromite project, as the project was in the prefeasibility stage of development in the first quarter of 2012 and the feasibility stage in the current period. Our Global Exploration Group had cost decreases of $4.4 million in 2013 as compared to the prior-year period, due to lower drilling and professional services spend for certain projects.
Miscellaneous – net decreased by $7.9 million during the three months ended March 31, 2013 from the comparable period in 2012. A decrease of $6.3 million was due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. In addition, the prior-year amount included insurance recoveries and favorable dispute resolutions with vendors, which did not recur in the current year.
Other Income (Expense)
Following is a summary of other income (expense) for the three months ended March 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance Favorable/ (Unfavorable)
Interest expense, net	$(49.1)	$(45.1)	$(4.0)
Other non-operating income	1.1	1.8	(0.7)
	$(48.0)	$(43.3)	$(4.7)
The increase in interest expense in the first three months of 2013 compared to the comparable period of 2012 is attributable to the remaining deferred financing costs of $7.1 million related to the term loan being expensed upon our repayment of the balance of the term loan in February 2013. The increase was offset partially due to less interest expense of $1.3 million associated with the term loan in the first two months of 2013 as it was repaid in full in February 2013.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given year, but are not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2013 and 2012:

	(In Millions)
	Three Months Ended March 31,
	2013	2012	Variance
Income tax benefit	$6.0	$213.2	$(207.2)
Effective tax rate	(5.0)%	(118.7)%	113.7%
A reconciliation of the statutory rate to the effective tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2013		2012
Tax at U.S. statutory rate of 35 percent	$42.1	35.0%	$62.9	35.0%
Increases/(Decreases) due to:
Percentage depletion	(26.5)	(22.0)	(9.9)	(5.5)
Impact of foreign operations	7.6	6.3	(0.8)	(0.4)
Income not subject to tax	(30.1)	(25.0)	(13.0)	(7.2)
Other items - net	8.6	7.1	2.3	1.2
Provision for income tax and effective income tax rate before discrete items	1.7	1.4	41.5	23.1
Discrete items:
Mineral Resources Rent Tax	—	—	(314.7)	(175.1)
Foreign exchange remeasurement	(0.9)	(0.7)	60.5	33.7
Reversal of valuation allowance	(5.6)	(4.7)	—	—
Tax uncertainties	0.1	0.1	(0.7)	(0.4)
Other items - net	(1.3)	(1.1)	0.2	—
Provision for income tax benefit and effective income tax rate including discrete items	$(6.0)	(5.0)%	$(213.2)	(118.7)%
Our tax provision for the three months ended March 31, 2013 was a benefit of $6.0 million, and a negative 5.0 percent effective tax rate compared with a benefit of $213.2 million and a negative effective tax rate of 118.7 percent for the comparable prior-year period. The difference in the effective rate from the prior year is due primarily to the enactment of the MRRT by the Australian federal government in March of 2012.
Discrete items as of March 31, 2013 provide a benefit of approximately $7.7 million, which relate primarily to adjustments to deferred tax balances, including the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable. Discrete items as of March 31, 2012 related to the enactment of the MRRT by the Australian federal government and the impact of currency elections on remeasurement of deferred tax assets and liabilities. The MRRT had a net financial statement tax benefit of $314.7 million, which partially was offset by the impact of currency elections on remeasurement of deferred tax assets and liabilities of $60.5 million.
Our 2013 estimated annual effective tax rate before discrete items is approximately 1.4 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax and foreign taxes and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.
See NOTE 14 - INCOME TAXES for further information.
Equity Loss from Ventures
Equity loss from ventures for the three months ended March 31, 2013 and 2012 of $5.5 million and $6.9 million, respectively. The equity loss from ventures primarily is comprised of our share of the operating results of our equity method investment in Amapá, for which we have a 30 percent ownership interest, which consisted of operating losses of $4.9 million and $6.1 million for the three months ended March 31, 2013 and 2012, respectively.
Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax is comprised of the 45 percent economic interest in the Sonoma joint venture coal mine. The Sonoma joint venture coal mine, the sale of which occurred in the fourth quarter of 2012, resulted in net income of $5.5 million for the three months ended March 31, 2012.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net income attributable to noncontrolling interest related to Bloom Lake was $5.5 million in the first three months of 2013 compared to a net loss attributable to noncontrolling interest of $1.3 million in the first three months of 2012.
The net income attributable to the noncontrolling interest of the Empire mining venture was $8.4 million and $16.9 million for the three months ended March 31, 2013 and 2012, respectively.
Results of Operations – Segment Information
We are organized and managed according to product category and geographic location. Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs.

2013 Compared to 2012
U.S. Iron Ore
Following is a summary of U.S. Iron Ore results for the three months ended March 31, 2013 and 2012:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Sales price and rate	Sales volume	Idle cost/Production volume variance	Freight and reimburse-ment	Total change
	2013	2012
Revenues from product sales and services	$410.1	$441.7	$7.3	$(34.6)	$—	$(4.3)	$(31.6)
Cost of goods sold and operating expenses	(252.8)	(274.8)	2.1	17.4	(1.8)	4.3	22.0
Sales margin	$157.3	$166.9	$9.4	$(17.2)	$(1.8)	$—	$(9.6)

	Three Months Ended March 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$119.82	$117.40	$2.42	2.1%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	60.17	61.14	(0.97)	(1.6)%
Depreciation, depletion & amortization	8.63	6.87	1.76	25.6%
Total cost of goods sold and operating expenses rate	68.80	68.01	0.79	1.2%
Sales margin	$51.02	$49.39	$1.63	3.3%

Sales tons[2] (In thousands)	3,083	3,379
Production tons[2] (In thousands)
Total	6,867	7,122
Cliffs’ share of total	5,126	5,300
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $157.3 million for the three months ended March 31, 2013, compared with a sales margin of $166.9 million for the three months ended March 31, 2012. The decline compared to the prior year is attributable to a decrease in revenue of $31.6 million, partially offset by a decrease in cost of goods sold and operating expenses of $22.0 million. Sales margin per ton increased 3.3 percent to $51.02 per ton in the first quarter of 2013 compared to the first quarter of 2012.
Revenue decreased by $27.3 million, excluding the decrease of $4.3 million of freight and reimbursements from the prior year, predominantly as a result of decreased sales volumes of 296 thousand tons resulting in a $34.6 million decrease in the first three months of 2013 over the same period in 2012, primarily due to lower period-over-period domestic demand, with the majority of the decline resulting from specific customer financial difficulties.
Cost of goods sold and operating expenses in the first three months of 2013 decreased $17.7 million, excluding the increase of $4.3 million of freight and reimbursements from the same period in the prior year, predominantly as a result of lower sales volumes that resulted in decreased costs of $17.4 million compared to the comparable prior-year period. On a per ton basis, cost of goods sold and operating expenses remained relatively flat compared to the prior-year first quarter. The increased depreciation, depletion and amortization rate period-over-period is a result of significant capital placed into service during 2012 at our Michigan operations.
Production
Production in our U.S. Iron Ore segment decreased slightly in the first three months of 2013 when compared to the comparable period in 2012. During the three months ended March 31, 2013, our Northshore mine production was impacted by the previously announced idling of two of the four production lines beginning on January 5, 2013, resulting in a decrease in production compared to the three months ended March 31, 2012. This decrease was offset partially by increased production at our Tilden mine as prior-year first-quarter production was impacted by a scheduled kiln ring repair.
As previously announced, we temporarily will idle production at the Empire mine beginning in the second quarter of 2013 in the form of an extended summer shutdown.
Eastern Canadian Iron Ore
Following is a summary of Eastern Canadian Iron Ore results for the three months ended March 31, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Sales price and rate	Sales volume	Idle cost/ Production volume variance	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$245.3	$220.7	$32.2	$(7.6)	$—	$—	$24.6
Cost of goods sold and operating expenses	(225.9)	(235.0)	(2.9)	4.6	8.0	(0.6)	9.1
Sales margin	$19.4	$(14.3)	$29.3	$(3.0)	$8.0	$(0.6)	$33.7

	Three Months Ended March 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$131.95	$116.40	$15.55	13.4%
Cost of goods sold and operating expenses rate (excluding DDA)	99.41	103.96	(4.55)	(4.4)%
Depreciation, depletion & amortization	22.11	19.99	2.12	10.6%
Total cost of goods sold and operating expenses rate	121.52	123.95	(2.43)	(2.0)%
Sales margin	$10.43	$(7.55)	$17.98	n/m

Sales tons[1] (In thousands)	1,859	1,896
Production tons[1] (In thousands)	2,019	2,062
[1] Tons are metric tons (2,205 pounds).
We reported sales margin for our Eastern Canadian Iron Ore segment of $19.4 million for the three months ended March 31, 2013, compared with a sales margin loss of $14.3 million for the three months ended March 31, 2012. Sales margin per ton increased to $10.43 per ton in the first quarter of 2013 compared to a sales margin loss of $7.55 per ton in the first quarter of 2012.

Revenue increased by $24.6 million, or $15.55 per ton, when compared to the same period in the prior year, predominantly as a result of:

•	Increased sales price primarily driven by changes in spot market pricing and lower freight rates resulted in an increase of $32.2 million.

◦	An increase in the Platts 62 percent Fe spot rate to an average of $148 per ton from $143 per ton in the comparable prior-year quarter resulted in an increase of $5 per ton.

◦	A decrease of 14 percent in the Platts freight rates in the first quarter of 2013 compared to the first quarter of 2012 resulted in a $7 per ton increase to revenue.

◦
Provisional pricing from prior-quarter sales were favorable by $9.3 million in the first quarter of 2013 compared to an unfavorable $3.0 million in the first quarter of 2012. This resulted in a $7 per ton increase period-over-period.

◦
Offset by one shipment made during the first quarter of 2012 that was based on 2011 contract year pricing terms, which were more favorable than 2012. The impact resulted in a $5 per ton decrease between the first quarter of 2013 to the first quarter of 2012 comparison. This type of shipment was not recurring during the first quarter of 2013.

•
Partially offset by fewer pellets sold in the first quarter of 2013 due to lower production volumes, which resulted in decreased revenues of $7.6 million in the first three months of 2013 compared with the same period in 2012.

Cost of goods sold and operating expenses during the three months ended March 31, 2013 decreased from the same period last year by $9.1 million primarily due to:

•	Unplanned repairs at Wabush mine in the first quarter of 2012 resulted in $8.0 million of idle period costs that were not recurring in 2013.

•
A decrease in costs of $10.5 million in our concentrate operation primarily caused by reduced contractor spending, lower transshipping costs as a result of the dock upgrades and lower maintenance costs.

•	Partially offset by higher costs of $13.4 million as a result of higher mining costs at Wabush mine.
Production
Bloom Lake produced 1.3 million metric tons of iron ore concentrate during the three months ended March 31, 2013 and 2012. Production at Wabush declined to 0.7 million metric tons of iron ore pellets in 2013 compared to 0.8 million metric tons during the prior year as a result of lower throughput due to challenging ore characterization and operational issues that have resulted in downtime for maintenance and repairs during the three months ended March 31, 2013, as compared to the prior year.
As previously announced, we intend to idle production at our Pointe Noire iron ore pellet plant and transition to producing an iron ore concentrate product from our Wabush Scully mine by the end of the second quarter of 2013. Additionally, at the Bloom Lake mine we are delaying certain components of the Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. Depending on certain market conditions, we expect to complete Phase II construction in 2014.

Asia Pacific Iron Ore
Following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2013 and 2012:

	(In Millions)
	Three Months Ended		Change due to:
	March 31,		Sales price and rate	Sales volume	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$270.8	$359.8	$(23.4)	$(61.0)	$(4.6)	$(89.0)
Cost of goods sold and operating expenses	(209.5)	(234.8)	(18.0)	39.7	3.6	25.3
Sales margin	$61.3	$125.0	$(41.4)	$(21.3)	$(1.0)	$(63.7)

	Three Months Ended March 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$117.48	$129.75	$(12.27)	(9.5)%
Cost of goods sold and operating expenses rate (excluding DDA)	75.10	73.86	1.24	1.7%
Depreciation, depletion & amortization	15.79	10.82	4.97	45.9%
Total cost of goods sold and operating expenses rate	90.89	84.68	6.21	7.3%
Sales margin	$26.59	$45.07	$(18.48)	(41.0)%

Sales tons[1] (In thousands)	2,305	2,773
Production tons[1] (In thousands)	2,672	2,275
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales are reflected at our 50 percent share during the first quarter of 2012.
Sales margin for Asia Pacific Iron Ore decreased to $61.3 million during the three months ended March 31, 2013 compared with $125.0 million for the same period in 2012. Sales margin per ton decreased 41.0 percent to $26.59 per ton in the first quarter of 2013 compared to the first quarter of 2012.
    Revenue decreased in the first three months of 2013 over the prior-year period, primarily as a result of:

•
Sales volume during the three months ended March 31, 2013 decreased to 2.3 million metric tons compared with 2.8 million metric tons in the comparable period in 2012, resulting in a decrease in revenue of $61.0 million. Timing of vessel shipments negatively impacted the period-over-period results by approximately 300 thousand tons. We completed mining and sold our interest in Cockatoo Island at the end of the third quarter of 2012, which resulted in a decrease of 238 thousand tons.

•
Sales price was impacted negatively by lower than expected Fe grade and associated penalties in the first quarter of 2013 compared to the first quarter of 2012, which resulted in a decrease of $9 per ton.

•
Additionally, pricing on shipments to two customers are based upon a quarterly lagged price, which was $41 per ton lower in the first quarter of 2013 compared to the prior year. This lag price to these two customers, period-over-period resulted in a negative $6 per ton impact on the total realized product revenue rate per ton when compared to the comparable prior-year period.

•
These decreases were offset partially by the increase in the Platts 62 percent Fe spot rate to an average of $148 per ton from $143 per ton in the comparable prior-year quarter, which resulted in an increase of $5 per ton on a realized basis.

Cost of goods sold and operating expenses in the first three months of 2013 decreased $25.3 million compared to the comparable period in 2012 primarily as a result of:

•	Lower sales volumes, which resulted in lower costs of $39.7 million compared to the comparable period in the prior year.

•
Higher mining costs of $20.1 million mainly attributable to increased production and stripping costs and higher logistic costs of $23.5 million due to higher haulage and railed tons compared to the comparable period in the prior year, partially offset by a negative stockpile movement due to the build up of inventory levels in the current quarter.

•	Increased depreciation of $3.9 million period-over-period as a result of the completion of the Koolyanobbing expansion project.

•	Increased depletion of $1.5 million as mineral rights are depleted based on tons mined.
Production
Production at Asia Pacific Iron Ore increased by 17.5 percent in the first three months of 2013 when compared to the comparable period in 2012. The completion of the Koolyanobbing expansion project provided additional ore processing and rail and port capabilities that drove performance increase at this mine. We completed the mining of Stage 3 and sold our interest in Cockatoo Island at the end of the third quarter of 2012, which resulted in a decrease of 223 thousand tons in total production during the first three months of 2013 compared to the comparable period in 2012.

North American Coal
Following is a summary of North American Coal results for the three months ended March 31, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Sales price and rate	Sales volume	Idle cost/ Production volume variance	Freight and reimbursement	Total change
	2013	2012
Revenues from product sales and services	$214.3	$189.9	$(19.6)	$45.6	$—	$(1.6)	$24.4
Cost of goods sold and operating expenses	(212.5)	(175.4)	3.0	(41.7)	—	1.6	(37.1)
Sales margin	$1.8	$14.5	$(16.6)	$3.9	$—	$—	$(12.7)

	Three Months Ended March 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$110.35	$121.61	$(11.26)	(9.3)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	91.16	97.01	(5.85)	(6.0)%
Depreciation, depletion & amortization	18.19	14.29	3.90	27.3%
Total cost of goods sold and operating expenses rate	109.35	111.30	(1.95)	(1.8)%
Sales margin	$1.00	$10.31	$(9.31)	(90.3)%

Sales tons[2] (In thousands)	1,787	1,407
Production tons[2] (In thousands)	1,730	1,757
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to $1.8 million during the three months ended March 31, 2013, compared to $14.5 million during the three months ended March 31, 2012. Sales margin per ton decreased 90.3 percent to $1.00 per ton in the first quarter of 2013 compared to the first quarter of 2012.
Revenues from product sales and services, excluding the decrease of $1.6 million of freight and reimbursements, increased $26.0 million over the prior-year period to $214.3 million primarily due to:

•
Sales volume increases of 380 thousand tons or 27.0 percent during 2013 resulting in an increase in revenue of $45.6 million. Oak Grove mine had increased inventory availability in the first three months of 2013 compared to the prior year as the April 2011 tornado resulted in reduced inventory levels in the first three months of 2012.

•
Our realized product revenue rate for the three months ended March 31, 2013 resulted in a decrease of $19.6 million or 9.3 percent on a per ton basis. This decrease is primarily due to the downward trend in market pricing period-over-period, offset slightly by positive sales mix.

•
Product sales mix for low-volatile, high-volatile and thermal coal were 68.7 percent, 23.4 percent and 7.9 percent, respectively, in the first quarter of 2013 compared to 60.3 percent, 20.0 percent and 19.7 percent for the comparable period in 2012.

Cost of goods sold and operating expenses in the first three months of 2013 increased $38.7 million, excluding the decrease of $1.6 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulting in an additional $41.7 million of costs.

•
The accelerated closure of the Dingess Chilton mine, which resulted in the recording of $4.3 million or $2.39 per ton of additional depletion during the first quarter of 2013. An additional $2.4 million or $1.40 per ton of depreciation and depletion was recorded in the first quarter of 2013, as compared to the first quarter of 2012, as the Lower War Eagle mine moved into the production stage of mining in November 2012.

•
Partially offset by lower maintenance and contractor spend of $7.11 per ton and lower employment costs of $6.21 per ton, partially offset by higher costs as a result of product mix and volume of $8.56 per ton, as compared to the same period in 2012.

Production
Production of low- and high-volatile metallurgical coal increased 8.6 percent in the first quarter of 2013 compared to the first quarter of 2012. Oak Grove mine’s production increased 222 thousand tons over the prior-year period partially offset by a reduction of 165 thousand tons in production at Pinnacle mine in the first quarter of 2013 due to unanticipated geological conditions experienced in January and February 2013. High-volatile metallurgical coal production levels at CLCC in the first three months of 2013 increased 21.8 percent in comparison to the comparable period in 2012 as a result of the Lower War Eagle mine moving into production during the fourth quarter of 2012. During 2012 and continuing into 2013, we experienced a decline in the demand for thermal coal used in power generation. Accordingly, on June 15, 2012, we reduced production at our thermal mine to one shift to align production with customer requirements and existing supply agreements, which resulted in reduced production of 153 thousand tons in the first quarter of 2013 compared to the same period in 2012.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on prioritizing all potential uses of future cash flows to maximize shareholder returns.
Based on current mine plans and subject to future iron ore and coal prices and demand, we expect estimated operating cash flows and cash flows from investing activities that generate an inflow in 2013 to be less than our budgeted capital expenditures, expected debt payments, dividends and other cash requirements. However, we maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives. Based on current market conditions, we expect to be able to fund these requirements through operations and our existing credit facility. Any additional financing needs can be achieved through our ability to access credit or the capital markets.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.
The following discussion summarizes the significant activities impacting our cash flows during the three months ended as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities
Net cash used by operating activities improved to $25.4 million for the three months ended March 31, 2013, compared to $129.0 million for the same period in 2012. Operating cash flows in the first three months of 2013 were impacted by lower operating results as previously discussed and by increases in working capital, primarily at our U.S. Iron Ore business segment. The change in the U.S. Iron Ore working capital is a result of increased inventory levels to ensure we are positioned to meet future customer demands upon the opening of the Great Lakes shipping season.
Our long-term outlook remains stable and we are focusing on our growth projects with sustained investment in our core businesses. Throughout the first three months of 2013, capacity utilization among steelmaking facilities in North America remained steady. We expect modest growth from the U.S. economy, sustaining a healthy business in the United States. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. We are monitoring continually the economic environment in which we operate in an effort to take advantage of opportunities presented by the markets for our commodity-driven business.
Our U.S. operations and our financing arrangements provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at March 31, 2013 was $228.9 million, or approximately 79.7 percent of our consolidated total cash and cash equivalents balance of $287.2 million. Historically, we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. Additionally, as of March 31, 2013 and December 31, 2012, we had available borrowing capacity of $1.2 billion and $1.4 billion, respectively, under our $1.75 billion U.S.-based revolving credit facility. If the demand from the U.S. and Asian economies weakened and pricing deteriorated for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
We have implemented a global exploration program, which is integral to our growth strategy and is focused on identifying and capturing new projects for future development or projects that add significant value to existing operations. Our exploration activities are expected to provide us with opportunities for significant future potential reserve additions globally and we expect to spend approximately $25 million in 2013. Throughout the first three months of 2013, we have spent approximately $5.4 million related to our involvement in exploration activities. In addition, our chromite project in Northern Ontario is in the feasibility stage of development and we expect to spend approximately $60 million in 2013 on engineering and other feasibility studies, as well as on other environmental and exploration activities. Throughout the first three months of 2013, we have spent approximately $17.3 million related to those activities for this operating segment.
Investing Activities
Net cash used by investing activities was $228.4 million for the three months ended March 31, 2013, compared with $252.0 million for the comparable period in 2012.
We had capital expenditures of $230.4 million and $241.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively. As we remain focused on organic growth and expansion, our main capital focus has been on the construction of the Bloom Lake Phase II operations. On the ramp-up and expansion projects at the Bloom Lake mine, we have spent approximately $155 million and approximately $74 million during the three months ended March 31, 2013 and 2012, respectively. We continue to evaluate the timing to recommence and the eventual completion of our construction of Bloom Lake Phase II. We estimate that remaining capital required to complete Phase II is approximately $745 million. The timing and amount of these capital expenditures are heavily dependent on future market conditions, economic factors, project scope adjustments and other factors that we will continue to evaluate as we make these determinations.
We additionally spent approximately $57 million and $81 million globally on expenditures related to sustaining capital in the first three months of 2013 and 2012, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, quality and health.

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
Financing Activities
Net cash provided by financing activities during the first three months of 2013 was $345.9 million, compared to net cash used by financing activities of $21.2 million for the comparable period in 2012. We completed a public offering of 10.35 million of our common shares in February 2013. The net proceeds from the offering were approximately $285.6 million at a sales price to the public of $29 per share. We also issued 29.25 million depositary shares for total net proceeds of approximately $709.4 million, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan.
Additionally, cash used in financing activities in the first quarter of 2013 included net borrowings and repayments under the credit facility of $225.0 million and dividend distributions of $22.9 million. During the first quarter of 2013, the board of directors approved a reduction to the quarterly dividend to $0.15 per share. The first quarterly dividend at the new rate was payable on March 1, 2013. Additionally, we have dividends payable on our Preferred Shares, which are represented by our depositary shares, at an annual rate of 7.00 percent on the liquidation preference of $1,000 per Preferred Share (or the equivalent of $25 per depositary share). The first quarterly cash dividend will be payable on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013.
Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of March 31, 2013 and December 31, 2012:

	(In Millions)
	March 31, 2013	December 31, 2012
Cash and cash equivalents	$287.2	$195.2
Available revolving credit facility	$1,750.0	$857.6
Revolving loans drawn	(550.0)	(325.0)
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Term loan	—	847.1
Term loan drawn	—	(847.1)
Letter of credit obligations and other commitments	(27.7)	(27.7)
Borrowing capacity available	$1,172.3	$504.9
Our primary source of funding is a $1.75 billion revolving credit facility, which matures on October 16, 2017. We also have cash generated by the business and cash on hand, which totaled $287.2 million as of March 31, 2013. The combination of cash and availability under the credit facility gave us $1,459.5 million in liquidity entering the second quarter of 2013, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.

On February 8, 2013, we amended both the amended credit agreement and the term loan to effect the following:

•
Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the debt to earnings ratio for the period ending March 31, 2014 until maturity.

•
Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum Tangible Net Worth, in accordance with the amended credit agreement and term loan, is defined as total equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date until the period ending December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1.0, as defined above.
Through the use of proceeds from the February 2013 public equity offering, we repaid the total amount outstanding under the term loan of $847.1 million. Upon the repayment of the term loan, the financial covenants associated with the term loan are no longer applicable.
Per the terms of the amended credit agreement, we are subject to higher borrowing costs. The applicable interest rate is determined by reference to the former Funded Debt to EBITDA ratio; however, as discussed above, this is not a financial covenant of the amended agreements until March 31, 2014. Based on the amended terms, borrowing costs could increase as much as 0.5 percent relative to the outstanding borrowings, as well as 0.1 percent on unborrowed amounts. Furthermore, the amended credit agreement places certain restrictions upon our declaration and payment of dividends, our ability to consummate acquisitions and the debt levels of our subsidiaries.
The above liquidity as of December 31, 2012 reflected the availability of our revolving credit facility to the extent it would not have resulted in a violation of our Funded Debt to EBITDA maximum ratio of 3.5 to 1.0.  As of February 8, 2013 and as a result of the execution of the amendments to the amended credit agreement and term loan in consideration of the temporary financial covenants in place, our availability under the $1.75 billion revolving credit facility is no longer restricted.
We are subject to certain financial covenants contained in the amended credit agreement and were subject to certain financial covenants related to the term loan until payoff during February 2013. As of March 31, 2013 and December 31, 2012, we were in compliance with all applicable financial covenants.
At December 31, 2012, the amended credit agreement and term loan have two financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the amended credit agreement), as of the last day of each fiscal quarter cannot exceed 3.5 to 1.0 and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended credit agreement), for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter.
We believe that the amended revolving credit agreement provides us sufficient liquidity to support our operating and investing activities. We continue to focus on achieving a capital structure that achieves the optimal mix of debt, equity and other off-balance sheet financing arrangements.
Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, credit facility or through exercising the $250 million accordion in our current revolving credit facility. The risk associated with the bank market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $500 million public offering of five-year senior notes in December 2012 provides evidence that capacity in the bond markets has improved and remains stable for investment grade companies compared to conditions impacting such markets in previous years. This transaction represents the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Unaudited Condensed Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments; financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees; and operating leases, which primarily relate to equipment and office space.
Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices, foreign currency exchange rates and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore concentrate, iron ore lump, low-vol metallurgical coal, high-vol metallurgical coal and thermal coal. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and coal. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62 percent Fe fines pricing, which can fluctuate widely due to numerous factors, such as global economic growth, demand for steel and unforeseen disruptions in supply.
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
At March 31, 2013, we have recorded $3.9 million as current Derivative assets and $6.8 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final sales rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $2.9 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2013 related to these arrangements.

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
At March 31, 2013, we had a derivative asset of $49.4 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $58.9 million as of December 31, 2012. We estimate that a $75 change in the average hot-band steel price realized from the March 31, 2013 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $16.1 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 5.1 million MMBtu’s of natural gas at an average delivered price of $4.27 per MMBtu and 7.6 million gallons of diesel fuel at an average delivered price of $3.30 per gallon during the first three months of 2013. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 2.0 million gallons of diesel fuel at an average delivered price of $4.53 per gallon during the first three months of 2013. Our CLCC operations consumed approximately 0.9 million gallons of diesel fuel at an average delivered price of $3.36 per gallon during the first three months of 2013. Consumption of diesel fuel by our Asia Pacific operations was approximately 3.6 million gallons at an average delivered price of $3.55 per gallon for the same period.
In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.
Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $22.6 million in our annual fuel and energy cost based on expected consumption for the remainder of 2013.
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
Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian currency. For our Canadian operations, the functional currency is the U.S. dollar; however, the production costs for these operations primarily are incurred in the Canadian dollar. We began hedging our exposure to the Canadian dollar in January 2012. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and Canadian and U.S. currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates.

At March 31, 2013, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $378.0 million and $557.3 million, respectively, with varying maturity dates ranging from April 2013 to March 2014 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $50.5 million, and a 10 percent decrease would reduce the fair value to approximately negative $27.3 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $54.2 million, and a 10 percent decrease would decrease the fair value to approximately negative $56.9 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of March 31, 2013:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1) :
AUD Contracts expiring in the next 12 months	$378.0	1.00	1.0419	$11.5
CAD Contracts expiring in the next 12 months	557.3	1.01	1.0174	(6.9)
Total Hedge Contract Portfolio	$935.3			$4.6

(1) Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a floating rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of March 31, 2013, we had $550.0 million drawn on the revolving credit facility. A 100 basis point change to the base rate or the LIBOR rate under the revolving credit facility would result in a change of approximately $5.5 million to interest expense on an annual basis.
Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- and fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. There were no outstanding instruments during the period ended March 31, 2013. These instruments did not have a material impact on our financial statements for the year ended December 31, 2012.
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

Outlook
Looking ahead, we anticipate the end markets for our products to remain healthy. In the first quarter of 2013, China's annualized crude steel production achieved record levels, while utilization rates in North America remained stable. We expect pricing for the commodities we sell to remain volatile, with the potential to significantly decrease or increase at any point in time. Due to this expected volatility and for the purpose of providing a full-year outlook, we will utilize the year-to-date average Platts 62 percent Fe seaborne iron ore spot price as of March 31, 2013 of $148 per ton (C.F.R. China), as a base price assumption for providing its full-year revenue-per-ton sensitivities for our iron ore business segments. We indicated this assumption does not reflect our internal expectation of full-year seaborne iron ore pricing. As such, with $148 per ton as a base-price assumption for the full year, included in the table below is the expected full-year revenue-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10-per-ton variance from the base-price assumption. The full-year sensitivity per ton for each respective iron ore business segment below reflects the sales volume and realized price achieved for first-quarter 2013 results and our realized expectation for the remaining periods in 2013.

2013 Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$115 - $120	$120 - $125	$120 - $125
Sensitivity Per Ton (+/- $10)	+/- $2	+/- $7	+/- $7

(1) Based on the average year-to-date 62% Fe seaborne iron ore fines price (C.F.R. China) of $148 per ton as of March 31, 2013. We expect to update the year-to-date average iron ore price and the related sensitivities for our respective iron ore business segments in future reporting periods.

(2) U.S. Iron Ore tons are reported in long tons.
(3) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
U.S. Iron Ore Outlook (Long Tons)
For 2013, we are increasing our sales volume expectation to 21 million tons, from our previous estimate of 20 million tons. The increase is primarily driven by increased pellet demand from U.S.-based customers. We are maintaining our expected production volume in U.S. Iron Ore of 20 million tons.
The U.S. Iron Ore revenues-per-ton sensitivity included within the 2013 revenue sensitivity summary table above also includes the following assumptions:

•	2013 United States and Canada blast furnace steel production of 40-45 million tons

•	2013 average hot rolled steel pricing of $630 per ton

•	Approximately 50 percent of the expected 2013 sales volume is linked to seaborne iron ore pricing
In addition, the revenues-per-ton sensitivity also considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenue per ton for the full year will depend on iron ore price changes, customer mix, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
We are maintaining our 2013 full-year U.S. Iron Ore cash-cost-per-ton expectation of $65 - $70, and depreciation, depletion and amortization is expected to be approximately $6 per ton.

Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2013, we are maintaining our full-year sales volume expectation of 9 - 10 million tons. Full-year production volume is also expected to be 9 - 10 million tons. Due to the recently announced adjustment to Wabush's product mix, we expect to sell approximately 1.5 million tons of iron ore pellets, with iron ore concentrate sales making up the remainder of the expected sales volume range.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above. Full-year 2013 cash cost per ton in Eastern Canadian Iron Ore is expected to be $95 - $100.
We are maintaining our full-year cash-cost-per-ton expectation at Bloom Lake Mine and Wabush Mine of $85 - $90 and $115 - $120, respectively. Depreciation, depletion and amortization is expected to be approximately $18 per ton for full-year 2013.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our 2013 full-year Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above. We are lowering our revenue-per-ton expectation by $5 per ton due to the challenging iron ore grades we expect to incur for the remainder of the year.
We are maintaining our 2013 full-year Asia Pacific Iron Ore cash-cost-per-ton expectation of $70 - $75, and depreciation, depletion and amortization is anticipated to be approximately $15 per ton for the year.
North American Coal Outlook (Short Tons, F.O.B. the mine)
We are maintaining our 2013 full-year North American Coal expected sales and production volumes of approximately 7 million tons. Sales volume mix is anticipated to be approximately 67 percent low-volatile metallurgical coal and 25 percent high-volatile metallurgical coal, with thermal coal making up the remainder.
Our full-year North American Coal revenue-per-ton outlook is $110 - $115. We have approximately 75 percent of our expected 2013 sales volume committed and priced at approximately $110 per short ton at the mine.
We are maintaining our cash-cost-per-ton expectation of $95 - $100. Full-year 2013 depreciation, depletion and amortization is expected to be approximately $16 per ton.

The following table provides a summary of our 2013 guidance for our four business segments:

	2013 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	21	9 - 10	11	7
Production volume (million tons)	20	9 - 10	11	7
Cash cost per ton	$65 - $70	$95 - $100	$70 - $75	$95 - $100
DD&A per ton	$6	$18	$15	$16

(1) U.S. Iron Ore tons are reported in long tons.
(2) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4) North American Coal tons are reported in short tons, F.O.B. the mine.
SG&A Expenses and Other Expectations
We are maintaining our 2013 full-year SG&A expenses expectation of approximately $230 million.
To support future growth projects, we are maintaining our full-year cash outflows expectation of approximately $85 million. This is comprised of approximately $25 million related to exploration and approximately $60 million related to completing the feasibility stage of development for our chromite project in Ontario, Canada. We indicated that negotiations with the Government of Ontario have not resumed since the provincial government transition. We will not pursue approving the transition of the project to execution until key elements supporting economic viability are resolved. We will continue environmental assessment activities and engagement with key stakeholders to support the development and future execution of this project.
As reported above, we anticipate a full-year effective tax rate of one percent for 2013. We expect our 2013 full-year depreciation, depletion and amortization to be approximately $565 million.
Capital Budget Update and Other Uses of Cash
We are maintaining our 2013 capital expenditures budget of $800 - $850 million. The full-year capital expenditures are comprised of approximately $300 million in sustaining capital with the remainder comprised of growth, productivity improvement and license to operate capital.
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

•	our ability to achieve cost effectively planned production rates or levels;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	availability of capital and our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and enter into or renew collective bargaining agreements on satisfactory terms;

•	risks related to international operations;

•	availability of capital equipment and component parts;

•	the potential existence of significant deficiencies or material weakness in our internal controls over financial reporting;

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry; and

•	the risk factors identified in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the Management's Discussion and Analysis section of this report.

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
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART II

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2013	4,471	$37.06	—	—
February 1 - 28, 2013	48,271	$26.84	—	—
March 1 - 31, 2013	—	—	—	—
Total	52,742		—	—

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

Item 4.	Mine Safety Disclosures
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 6. Exhibits of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 64.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	April 25, 2013

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit	Pagination by Sequential Numbering System
3.1	Second Amended Articles of Incorporation, as amended, of Cliffs Natural Resources Inc. (as filed with the Secretary of State of the State of Ohio on February 20, 2013)	Filed Herewith
4.1
Deposit Agreement, dated as of February 21, 2013, by and between Cliffs Natural Resources Inc. and Wells Fargo Bank, N.A., as Depositary (including Form of Depositary Receipt) (filed as Exhibit 4.1 to Cliffs' Form 8-K on February 21, 2013 and incorporated herein by reference)
Not Applicable
4.2
Form of Specimen Certificate for 7.00% Series A Mandatory Convertible Preferred Stock, Class A, without par value (filed as Exhibit 4.2 to Cliffs' Form 8-K on February 21, 2013 and incorporated herein by reference)
Not Applicable
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of April 25, 2013	Filed Herewith
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of April 25, 2013	Filed Herewith
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of April 25, 2013
Filed Herewith
32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of April 25, 2013
Filed Herewith
95	Mine Safety Disclosures	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document