Form 10-Q
period 2013-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2013-07-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,125,504 as of July 22, 2013.

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

SEC	U.S. Securities and Exchange Commission
Sonoma	Sonoma Coal Project
Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation

Abbreviation or acronym	Term
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,391.6	$1,500.0	$2,474.2	$2,648.5
Freight and venture partners' cost reimbursements	96.9	79.4	154.8	143.2
	1,488.5	1,579.4	2,629.0	2,791.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,220.3)	(1,136.0)	(2,122.9)	(2,056.5)
SALES MARGIN	268.2	443.4	506.1	735.2
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(48.9)	(80.8)	(97.3)	(140.4)
Exploration costs	(12.6)	(29.1)	(35.3)	(47.9)
Miscellaneous - net	55.3	28.4	56.8	38.0
	(6.2)	(81.5)	(75.8)	(150.3)
OPERATING INCOME	262.0	361.9	430.3	584.9
OTHER INCOME (EXPENSE)
Interest expense, net	(40.7)	(45.3)	(89.8)	(90.4)
Other non-operating expense	(2.8)	(2.2)	(1.7)	(0.4)
	(43.5)	(47.5)	(91.5)	(90.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	218.5	314.4	338.8	494.1
INCOME TAX BENEFIT (EXPENSE)	(9.3)	(41.9)	(3.3)	171.2
EQUITY LOSS FROM VENTURES, net of tax	(67.9)	(0.5)	(73.4)	(7.4)
INCOME FROM CONTINUING OPERATIONS	141.3	272.0	262.1	657.9
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	2.3	—	7.8
NET INCOME	141.3	274.3	262.1	665.7
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	4.7	(16.3)	(9.1)	(31.9)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$146.0	$258.0	$253.0	$633.8
PREFERRED STOCK DIVIDENDS	(12.9)	—	(22.8)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$133.1	$258.0	$230.2	$633.8

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.87	$1.79	$1.53	$4.40
Discontinued operations	—	0.02	—	0.05
	$0.87	$1.81	$1.53	$4.45
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.82	$1.79	$1.49	$4.39
Discontinued operations	—	0.02	—	0.05
	$0.82	$1.81	$1.49	$4.44
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,011	142,380	150,418	142,303
Diluted	178,428	142,814	169,708	142,762
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$0.44	$—	$0.78	$—
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.63	$0.30	$0.91
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$146.0	$258.0	$253.0	$633.8
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	7.7	7.1	14.2	13.3
Unrealized net gain (loss) on marketable securities, net of tax	0.6	(2.8)	3.2	(0.5)
Unrealized net loss on foreign currency translation	(151.0)	(17.4)	(147.7)	(6.5)
Unrealized net loss on derivative financial instruments, net of tax	(44.4)	(4.4)	(51.4)	(0.6)
OTHER COMPREHENSIVE INCOME (LOSS)	(187.1)	(17.5)	(181.7)	5.7
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1.1)	(1.5)	(2.3)	(3.0)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(42.2)	$239.0	$69.0	$636.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$263.3	$195.2
Accounts receivable, net	259.1	329.0
Inventories	529.2	436.5
Supplies and other inventories	252.9	289.1
Derivative assets	45.1	78.6
Other current assets	316.3	321.6
TOTAL CURRENT ASSETS	1,665.9	1,650.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,189.6	11,207.3
OTHER ASSETS
Investments in ventures	68.7	135.8
Goodwill	157.2	167.4
Intangible assets, net	115.0	129.0
Deferred income taxes	202.8	91.8
Other non-current assets	195.7	193.6
TOTAL OTHER ASSETS	739.4	717.6
TOTAL ASSETS	$13,594.9	$13,574.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2013	December 31, 2012
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$306.6	$555.5
Accrued expenses	425.4	442.6
Income taxes payable	107.1	28.3
Current portion of debt	—	94.1
Deferred revenue	20.8	35.9
Derivative liabilities	88.6	13.2
Other current liabilities	206.1	211.9
TOTAL CURRENT LIABILITIES	1,154.6	1,381.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	586.9	618.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	235.8	252.8
DEFERRED INCOME TAXES	1,098.2	1,108.1
LONG-TERM DEBT	3,323.3	3,960.7
OTHER LIABILITIES	412.3	492.6
TOTAL LIABILITIES	6,811.1	7,814.0
COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 15)
Issued and Outstanding - 731,250 shares (2012 - none)	731.3	—
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2012 - 400,000,000 shares);
Issued - 159,545,469 shares (2012 - 149,195,469 shares);
Outstanding - 153,121,032 shares (2012 - 142,495,902 shares)	19.8	18.5
Capital in excess of par value of shares	2,024.3	1,774.7
Retained earnings	3,401.9	3,217.7
Cost of 6,424,437 common shares in treasury (2012 - 6,699,567 shares)	(306.5)	(322.6)
Accumulated other comprehensive loss	(239.6)	(55.6)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	5,631.2	4,632.7
NONCONTROLLING INTEREST	1,152.6	1,128.2
TOTAL EQUITY	6,783.8	5,760.9
TOTAL LIABILITIES AND EQUITY	$13,594.9	$13,574.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$262.1	$665.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	284.9	249.4
Derivatives and currency hedges	40.2	9.0
Equity loss in ventures (net of tax)	73.4	7.4
Deferred income taxes	(121.5)	(259.2)
Changes in deferred revenue and below-market sales contracts	(31.7)	(23.2)
Other	(29.6)	(40.7)
Changes in operating assets and liabilities:
Receivables and other assets	87.2	(86.4)
Product inventories	(105.8)	(265.9)
Payables and accrued expenses	(70.3)	(288.9)
Net cash provided (used) by operating activities	388.9	(32.8)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(501.2)	(517.0)
Other investing activities	0.9	(3.9)
Net cash used by investing activities	(500.3)	(520.9)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	709.4	—
Net proceeds from issuance of common shares	285.3	—
Repayment of term loan	(847.1)	(25.0)
Borrowings under credit facilities	437.0	550.0
Repayment under credit facilities	(322.0)	(225.0)
Contributions by joint ventures, net	13.0	31.5
Common stock dividends	(46.0)	(128.8)
Preferred stock dividends	(10.0)	—
Other financing activities	(26.3)	(11.1)
Net cash provided by financing activities	193.3	191.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13.8)	(0.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68.1	(362.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195.2	521.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$263.3	$159.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 20 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ended December 31, 2013 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2013 and December 31, 2012. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	June 30, 2013	December 31, 2012
Amapá	Investments in ventures	Equity Method	30	$29.4	$101.9
Cockatoo	Other liabilities[2]	Equity Method	—	N/A	(25.3)
Hibbing	Investments in ventures[1]	Equity Method	23	6.4	(2.1)
Other	Investments in ventures	Equity Method	Various	32.9	33.9
				$68.7	$108.4

1 At December 31, 2012 the classification for Hibbing was Other liabilities.
2 At December 31, 2012 our ownership interest percentage for Cockatoo was 50 percent.
Amapá
On December 27, 2012, our board of directors authorized the sale of our 30 percent interest in Amapá. Together with Anglo American plc, we will be selling our respective interest in a 100 percent sale transaction to a single entity. On March 28, 2013, an unknown event caused the Santana port shiploader to collapse into the Amazon River, preventing further ship loading by the mine operator, Anglo American. The investigation into the root cause of the collapse is ongoing as Anglo American develops a business continuation plan. The previously announced sale transaction remains in place, but without a projected closing date until the port situation is clarified.
In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent discussions with Anglo American plc, we have evaluated the carrying value of our investment in Amapá as of June 30, 2013 and do not expect to recover the amounts previously recorded in our financial statements, resulting in an impairment charge of $67.6 million in the second quarter of 2013.
Cockatoo Island
On July 31, 2012, we entered into a definitive asset sale agreement with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources, which was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid as consideration under the asset sale agreement, a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. The rehabilitation obligations and assumed liabilities that are inherently attached to the tenements were transferred to Pluton Resources upon registration by the Department of Mining and Petroleum denoting Pluton Resources as the tenement holder. Final settlement of the sale was completed during the second quarter of 2013. We transferred approximately $18.6 million relating to the estimated cost of the rehabilitation, upon final settlement of the sale.

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

Recent Accounting Pronouncements
In February 2013, the FASB amended the guidance on the presentation of comprehensive income in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. Rather, it requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The new guidance was applied prospectively for reporting periods beginning after December 15, 2012. We adopted the provisions of guidance required for the period beginning January 1, 2013. Refer to NOTE 16 - SHAREHOLDERS' EQUITY for further information.
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
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2013 and 2012, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and Equity Loss from Ventures:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenues from product sales and services:
U.S. Iron Ore	$701.7	47%	$705.0	45%	$1,111.8	42%	$1,146.7	41%
Eastern Canadian Iron Ore	213.9	14%	303.9	19%	459.2	17%	524.6	19%
Asia Pacific Iron Ore	327.0	22%	361.3	23%	597.8	23%	721.1	26%
North American Coal	245.9	17%	209.2	13%	460.2	18%	399.2	14%
Other	—	—%	—	—%	—	—%	0.1	—%
Total revenues from product sales and services	$1,488.5	100%	$1,579.4	100%	$2,629.0	100%	$2,791.7	100%

Sales margin:
U.S. Iron Ore	$216.3		$286.1		$373.6		$452.9
Eastern Canadian Iron Ore	(49.7)		11.7		(30.3)		(2.6)
Asia Pacific Iron Ore	95.0		146.8		156.3		271.9
North American Coal	6.6		(9.6)		8.4		5.0
Other	—		8.4		(1.9)		8.0
Sales margin	268.2		443.4		506.1		735.2
Other operating expense	(6.2)		(81.5)		(75.8)		(150.3)
Other income (expense)	(43.5)		(47.5)		(91.5)		(90.8)
Income from continuing operations before income taxes and equity loss from ventures	$218.5		$314.4		$338.8		$494.1

Depreciation, depletion and amortization:
U.S. Iron Ore	$28.4		$23.8		$55.0		$47.0
Eastern Canadian Iron Ore	42.4		38.6		83.5		76.5
Asia Pacific Iron Ore	41.7		39.8		78.1		69.8
North American Coal	28.4		24.3		60.9		44.4
Other	3.4		5.6		7.4		11.7
Total depreciation, depletion and amortization	$144.3		$132.1		$284.9		$249.4

Capital additions (1):
U.S. Iron Ore	$12.2		$28.1		$23.9		$62.9
Eastern Canadian Iron Ore	186.8		177.3		353.8		307.9
Asia Pacific Iron Ore	2.3		16.9		6.6		126.2
North American Coal	15.7		32.7		26.8		71.8
Other	1.1		11.1		2.7		50.7
Total capital additions	$218.1		$266.1		$413.8		$619.5

(1)    Includes capital lease additions and non-cash accruals. Refer to NOTE 20 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2013	December 31, 2012
Assets:
U.S. Iron Ore	$1,791.6	$1,735.1
Eastern Canadian Iron Ore	7,860.8	7,605.1
Asia Pacific Iron Ore	1,261.6	1,506.3
North American Coal	1,867.7	1,877.8
Other	643.9	570.9
Total segment assets	13,425.6	13,295.2
Corporate	169.3	279.7
Total assets	$13,594.9	$13,574.9
NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2013 and December 31, 2012:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—	Derivative assets	$16.2	Derivative liabilities	$56.6	Derivative liabilities	$1.9
Total derivatives designated as hedging instruments under ASC 815		$—		$16.2		$56.6		$1.9
Derivatives not designated as hedging instruments under ASC 815:
Customer Supply Agreements	Derivative assets	$44.2	Derivative assets	$58.9		$—		$—
Provisional Pricing Arrangements	Derivative assets	0.9	Derivative assets	3.5	Derivative liabilities	32.0	Derivative liabilities	11.3
Total derivatives not designated as hedging instruments under ASC 815		$45.1		$62.4		$32.0		$11.3
Total derivatives		$45.1		$78.6		$88.6		$13.2
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
As of June 30, 2013, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $358.0 million and $611.7 million, respectively, in the form of forward contracts with varying maturity dates ranging from July 2013 to June 2014. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $400.0 million and $630.4 million, respectively, as of December 31, 2012.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and, as of June 30, 2013 and 2012, there were no material ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that losses of $24.7 million and $15.6 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013 and 2012:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(31.3)	$2.1	Product revenues	$2.6	$(0.4)
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(10.9)	(5.9)	Cost of goods sold and operating expenses	(0.4)	(0.2)
Total	$(42.2)	$(3.8)		$2.2	$(0.6)

	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(28.1)	$5.1	Product revenues	$4.4	$2.7
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(19.1)	(5.2)	Cost of goods sold and operating expenses	(0.2)	0.3
	$(47.2)	$(0.1)		$4.2	$3.0
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
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $35.4 million and $59.5 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013, respectively, related to the supplemental payments. This compares with Product revenues of $42.6 million and $82.0 million for the comparable respective periods in 2012. Derivative assets, representing the fair value of the pricing factors, were $44.2 million and $58.9 million in the June 30, 2013 and December 31, 2012 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. We have recorded $0.9 million and $3.5 million, respectively, as Derivative assets and $32.0 million and $11.3 million, respectively, as Derivative liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2013 and December 31, 2012, respectively, related to our estimate of final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at June 30, 2013 and related to our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $28.2 million and a net $31.1 million as a decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013, respectively, related to these arrangements. This compares with a net $5.2 million decrease and a net $2.2 million decrease in Product revenues for the comparable respective periods in 2012.
In instances when we were still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms, we recorded certain shipments made to customers based on an agreed-upon provisional price. The shipments were recorded based on the provisional price until settlement of the market inputs to the pricing mechanisms were finalized. The lack of agreed-upon market inputs resulted in these provisional prices being characterized as derivatives. The derivative instrument, which will be settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, was adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During the third quarter of 2012, we reached final pricing settlements on the customer supply agreements in which components of the pricing calculations still were being revised. As such, at June 30, 2013, no shipments were recorded based upon this type of provisional pricing. For the three and six months ended June 30, 2012, we recognized $96.1 million as an increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations under the pricing provisions for certain shipments to one U.S. Iron Ore customer as we were still in the process of revising the terms of the related customer supply agreement.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013 and 2012:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign Exchange Contracts	Other income (expense)	$—	$—	$—	$0.3
Customer Supply Agreements	Product revenues	35.4	42.6	59.5	82.0
Provisional Pricing Arrangements	Product revenues	(28.2)	98.3	(31.1)	98.3
Total		$7.2	$140.9	$28.4	$180.6
Refer to NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2013 and December 31, 2012:

	(In Millions)
	June 30, 2013			December 31, 2012
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$242.1	$22.2	$264.3	$147.2	$22.9	$170.1
Eastern Canadian Iron Ore	94.0	36.5	130.5	62.6	44.2	106.8
Asia Pacific Iron Ore	51.6	28.4	80.0	36.7	37.2	73.9
North American Coal	40.2	14.2	54.4	36.7	49.0	85.7
Total	$427.9	$101.3	$529.2	$283.2	$153.3	$436.5
We recorded lower-of-cost-or-market inventory charges of $0.7 million and $2.7 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013, respectively, for our North American Coal operations. These charges were a result of market declines and costs associated with operational and geological issues. For the three and six months ended June 30, 2012, we recorded lower-of-cost-or-market inventory charges of $8.6 million and $9.9 million, respectively, for our North American Coal operations due to softening in the market prices for coal.
We recorded a lower-of-cost-or-market inventory charge during the second quarter of 2013 of $11.1 million relating to Wabush pellets that are contractually committed tons. We additionally recorded a lower-of-cost-or-market inventory charge during the second quarter of 2013 of $4.7 million relating to the Wabush sinter feed caused by higher costs as a result of the transition of product being produced and the forest fire that temporarily idled the mine in June. An unsaleable inventory impairment charge was recorded in the second quarter of 2013 relating to Wabush pellets of $10.6 million as a result of our idling of the Wabush pellet plant during the second quarter of 2013. All of these charges recorded during the second quarter were recorded in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013 for our Eastern Canadian Iron Ore operations.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of June 30, 2013 and December 31, 2012:

	(In Millions)
	June 30, 2013	December 31, 2012
Land rights and mineral rights	$7,807.6	$7,920.8
Office and information technology	118.8	92.4
Buildings	184.9	162.0
Mining equipment	1,401.3	1,290.7
Processing equipment	2,069.5	1,937.4
Railroad equipment	218.9	240.8
Electric power facilities	62.1	58.7
Port facilities	100.7	114.3
Interest capitalized during construction	23.1	20.8
Land improvements	60.0	43.9
Other	37.5	39.0
Construction in progress	1,131.6	1,123.9
	13,216.0	13,044.7
Allowance for depreciation and depletion	(2,026.4)	(1,837.4)
	$11,189.6	$11,207.3
We recorded depreciation and depletion expense of $138.9 million and $274.9 million in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013, respectively. This compares with depreciation and depletion expense of $125.8 million and $237.2 million for the three and six months ended June 30, 2012, respectively.
The accumulated amount of capitalized interest included within construction in progress at June 30, 2013 is $28.6 million, of which $13.8 million was capitalized during 2013. At December 31, 2012, $17.1 million of capitalized interest was included within construction in progress, of which $15.4 million was capitalized during 2012.
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

The following table presents detail of our operations related to our Sonoma operations in the Statements of Unaudited Condensed Consolidated Operations:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$46.6	$—	$99.0

INCOME FROM DISCONTINUED OPERATIONS, net of tax	$—	$2.3	$—	$7.8
We recorded income from discontinued operations of $2.3 million, net of $1.0 million in tax expense, and income from discontinued operations of $7.8 million, net of $3.3 million in tax expense in Income from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2012, respectively, related to our previously owned interest in the Sonoma operations.
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the six months ended June 30, 2013 and the year ended December 31, 2012:

	(In Millions)
	June 30, 2013						December 31, 2012
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$84.5	$—	$80.9	$167.4	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1
Arising in business combinations	—	—	—	—	—	—	—	13.8	—	—	—	13.8
Impairment	—	—	—	—	—	—	—	(1,000.0)	—	—	—	(1,000.0)
Impact of foreign currency translation	—	—	(10.2)	—	—	(10.2)	—	—	1.5	—	—	1.5
Ending Balance	$2.0	$—	$74.3	$—	$80.9	$157.2	$2.0	$—	$84.5	$—	$80.9	$167.4
Accumulated Goodwill Impairment Loss	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)

Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of June 30, 2013 and December 31, 2012:

		(In Millions)
		June 30, 2013			December 31, 2012
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$129.3	$(33.3)	$96.0	$136.1	$(31.7)	$104.4
Utility contracts	Intangible assets, net	54.7	(38.0)	16.7	54.7	(32.4)	22.3
Leases	Intangible assets, net	5.7	(3.4)	2.3	5.7	(3.4)	2.3
Total intangible assets		$189.7	$(74.7)	$115.0	$196.5	$(67.5)	$129.0
Below-market sales contracts	Other current liabilities	$(46.0)	$7.6	$(38.4)	$(46.0)	$—	$(46.0)
Below-market sales contracts	Other liabilities	(250.7)	190.6	(60.1)	(250.7)	181.6	(69.1)
Total below-market sales contracts		$(296.7)	$198.2	$(98.5)	$(296.7)	$181.6	$(115.1)
Amortization expense relating to intangible assets was $5.3 million and $10.0 million for the three and six months ended June 30, 2013, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $4.5 million and $9.3 million for the comparable respective periods in 2012. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2013 (remaining six months)	$11.0
2014	19.3
2015	8.5
2016	8.4
2017	8.4
2018	7.8
Total	$63.4
The below-market sales contracts are classified as a liability and recognized over the term of the underlying contracts, which have remaining lives ranging from one to four years. For each of the three and six months ended June 30, 2013 and 2012, we recognized $14.7 million and $16.6 million, respectively, in Product revenues related to the below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and each of the three succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2013 (remaining six months)	$29.4
2014	23.1
2015	23.0
2016	23.0
Total	$98.5

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at June 30, 2013 and December 31, 2012:

	(In Millions)
	June 30, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$140.0	$—	$—	$140.0
Derivative assets	—	—	45.1	45.1
Marketable securities	23.2	—	—	23.2
Foreign exchange contracts	—	—	—	—
Total	$163.2	$—	$45.1	$208.3
Liabilities:
Derivative liabilities	$—	$—	$32.0	$32.0
Foreign exchange contracts	—	56.6	—	56.6
Total	$—	$56.6	$32.0	$88.6

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$100.0	$—	$—	$100.0
Derivative assets	—	—	62.4	62.4
Marketable securities	27.0	—	—	27.0
Foreign exchange contracts	—	16.2	—	16.2
Total	$127.0	$16.2	$62.4	$205.6
Liabilities:
Derivative liabilities	$—	$—	$11.3	$11.3
Foreign exchange contracts	—	1.9	—	1.9
Total	$—	$1.9	$11.3	$13.2
Financial assets classified in Level 1 at June 30, 2013 and December 31, 2012 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2013 and December 31, 2012, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at June 30, 2013 and December 31, 2012 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at June 30, 2013 and December 31, 2012, also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at June 30, 2013 and our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)
	6/30/2013
Provisional Pricing Arrangements	$0.9	Derivative assets	Market Approach	Managements Estimate of 62% Fe	$116
	$32.0	Derivative liabilities
Customer Supply Agreement	$44.2	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$580 - $630 ($615)
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
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the first half of 2013 or 2012. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$53.3	$69.2	$62.4	$157.9
Total gains
Included in earnings	32.4	61.4	60.4	104.7
Settlements	(40.6)	(46.7)	(77.7)	(178.7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$45.1	$83.9	$45.1	$83.9
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$32.4	$61.4	$60.4	$104.7

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$(6.8)	$(1.1)	$(11.3)	$(19.5)
Total gains
Included in earnings	(25.2)	(14.7)	(32.0)	(15.8)
Settlements	—	—	11.3	19.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$(32.0)	$(15.8)	$(32.0)	$(15.8)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on liabilities still held at the reporting date	$(25.2)	$(14.7)	$(32.0)	$(15.8)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013 and 2012.

The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at June 30, 2013 and December 31, 2012 were as follows:

		(In Millions)
		June 30, 2013		December 31, 2012
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Other receivables:
Customer supplemental payments	Level 2	$—	$—	$22.3	$21.3
ArcelorMittal USA—Receivable	Level 2	15.4	16.7	19.3	21.3
Other	Level 2	9.8	9.8	10.9	10.9
Total receivables		$25.2	$26.5	$52.5	$53.5
Long-term debt:
Term loan—$1.25 billion	Level 2	$—	$—	$753.0	$753.0
Senior notes—$700 million	Level 2	699.4	718.9	699.4	759.4
Senior notes—$1.3 billion	Level 2	1,289.5	1,450.6	1,289.4	1,524.7
Senior notes—$400 million	Level 2	398.3	440.5	398.2	464.3
Senior notes—$500 million	Level 2	496.1	514.7	495.7	528.4
Revolving loan	Level 2	440.0	440.0	325.0	325.0
Total long-term debt		$3,323.3	$3,564.7	$3,960.7	$4,354.8
The fair value of the receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount is repaid in 2013. Interest is payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. During the first half of 2013, payments totaling $22.3 million on the outstanding amount due were made by the customer and the receivable was fully repaid by the end of June 2013. As of December 31, 2012, the receivable of $22.3 million classified as current and was recorded in Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position as all supplemental payments to be paid by the customer were due by the end of 2013. The fair value of the receivable of $21.3 million at December 31, 2012 is based on a discount rate of 2.81 percent, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable was outstanding.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $15.4 million and $19.3 million at June 30, 2013 and December 31, 2012, respectively, of which $10.0 million was recorded in Other current assets at June 30, 2013 and December 31, 2012. The fair value of the receivable of $16.7 million and $21.3 million at June 30, 2013 and December 31, 2012, respectively, is based on a discount rate of 2.40 percent and 2.85 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.

The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 - DEBT AND CREDIT FACILITIES for further information.
Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis at June 30, 2013 and December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	June 30, 2012
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Investment in ventures impairment - Amapá	—	—	—	$—	$67.6
In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent to discussions with Anglo American plc, we have evaluated the carrying value of our investment in Amapá as of June 30, 2013 and do not expect to recover the amounts previously recorded in our financial statements, resulting in an impairment charge of $67.6 million in the second quarter of 2013.

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in ventures impairment - Amapá	$—	$—	$72.5	$72.5
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

NOTE 9 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of June 30, 2013 and December 31, 2012:

($ in Millions)
June 30, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$700.0	$699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.3	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.3	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.1	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.05%	2017	1,750.0	440.0	(7)
Total debt				$4,650.0	$3,323.3
Less current portion					—
Long-term debt					$3,323.3

($ in Millions)
December 31, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.83%	2016	$847.1	(1)	$847.1	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.2	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0		495.7	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.02%	2017	1,750.0		325.0	(7)
Total debt				$5,497.1		$4,054.8
Less current portion						94.1
Long-term debt						$3,960.7

(1)
During the first quarter of 2013 the term loan was repaid in full through repayments totaling $847.1 million. As of December 31, 2012, $402.8 million had been paid down on the original $1.25 billion term loan and, of the remaining term loan $94.1 million, was classified as Current portion of debt. The current classification was based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2)
As of June 30, 2013 and December 31, 2012, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million for each period, based on an imputed interest rate of 4.89 percent.

(3)
As of June 30, 2013 and December 31, 2012, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.8 million for each period, based on an imputed interest rate of 4.83 percent.

(4)
As of June 30, 2013 and December 31, 2012, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.7 million and $9.8 million, respectively, based on an imputed interest rate of 6.34 percent.

(5)
As of June 30, 2013 and December 31, 2012, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.7 million and $1.8 million, respectively, based on an imputed interest rate of 5.98 percent.

(6)
As of June 30, 2013 and December 31, 2012, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $3.9 million and $4.3 million, respectively, based on an imputed interest rate of 4.14 percent.

(7)
As of June 30, 2013 and December 31, 2012, $440.0 million and $325.0 million revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $27.7 million for each period, thereby reducing available borrowing capacity to $1.3 billion and $1.4 billion for each period, respectively.

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

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date through the period ending December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1.0.
During February 2013, we repaid the $847.1 million outstanding balance under the term loan through the use of proceeds from the 2013 public equity offerings. Additionally, as a result of the term loan repayment, the remaining deferred financing costs associated with the issuance of the term loan of $7.1 million were expensed. Upon the repayment of the term loan, the financial covenants associated with the term loan no longer were applicable.
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
As of June 30, 2013, we were in compliance with all applicable financial covenants related to the amended credit agreement.

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
Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$40.0 million ($36.6 million at June 30, 2013 and $41.6 million at December 31, 2012) in credit for contingent instruments, such as performance bonds, and the ability to request a cash advance facility to be provided at the discretion of the bank. As of June 30, 2013, the outstanding bank guarantees under this facility totaled A$22.7 million ($20.8 million), thereby reducing borrowing capacity to A$17.3 million ($15.8 million). As of December 31, 2012, the outstanding bank guarantees under this facility totaled A$25.0 million ($26.0 million), thereby reducing borrowing capacity to A$15.0 million ($15.6 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.
Letters of Credit
In conjunction with our acquisition of Consolidated Thompson, we issued standby letters of credit with certain financial institutions in order to support Consolidated Thompson’s and Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of June 30, 2013 and December 31, 2012, these letter of credit obligations totaled $92.6 million and $96.9 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended credit agreement.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the amended credit agreement, based on the principal amounts outstanding at June 30, 2013:

(In Millions)
Maturities of Debt
2013 (July 1 - December 31)	$—
2014	—
2015	—
2016	—
2017	—
2018 and thereafter	2,900.0
Total maturities of debt	$2,900.0

NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.4 million and $14.2 million for the three and six months ended June 30, 2013, respectively, compared with $6.2 million and $12.5 million for the same respective periods in 2012.
Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2013 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2013 (July 1 - December 31)	$35.8		$13.4
2014	65.0		20.1
2015	53.6		13.4
2016	38.2		8.3
2017	31.1		7.5
2018 and thereafter	84.6		21.5
Total minimum lease payments	$308.3		$84.2
Amounts representing interest	63.3
Present value of net minimum lease payments	$245.0	(1)

(1)
The total is comprised of $50.5 million and $194.5 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2013.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $248.0 million and $265.1 million at June 30, 2013 and December 31, 2012, respectively. The following is a summary of the obligations as of June 30, 2013 and as of the year ended December 31, 2012:

	(In Millions)
	June 30, 2013	December 31, 2012
Environmental	$9.1	$15.7
Mine closure
LTVSMC	19.1	18.3
Operating mines:
U.S. Iron Ore	85.1	81.2
Eastern Canadian Iron Ore	75.0	88.9
Asia Pacific Iron Ore	20.2	22.4
North American Coal	39.5	38.6
Total mine closure	238.9	249.4
Total environmental and mine closure obligations	248.0	265.1
Less current portion	12.2	12.3
Long term environmental and mine closure obligations	$235.8	$252.8

Mine Closure
Our mine closure obligations are for our four consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our Asia Pacific operating iron ore mine, our five operating North American coal mines and a closed operation formerly operating as LTVSMC.
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.
The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2013 and the year ended December 31, 2012:

	(In Millions)
	June 30, 2013	December 31, 2012	(1)
Asset retirement obligation at beginning of period	$231.1	$194.9
Accretion expense	9.0	17.6
Exchange rate changes	(2.9)	0.3
Revision in estimated cash flows	(17.1)	18.2
Payments	(0.3)	0.1
Asset retirement obligation at end of period	$219.8	$231.1

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2012.

NOTE 12 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2013 and 2012:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$9.7	$8.0	$19.6	$16.0
Interest cost	11.7	12.3	23.2	24.3
Expected return on plan assets	(20.0)	(15.0)	(33.1)	(29.8)
Amortization:
Prior service costs	0.8	0.9	1.5	1.9
Net actuarial loss	8.2	7.6	15.0	15.0
Net periodic benefit cost	$10.4	$13.8	$26.2	$27.4
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$3.1	$3.9	$6.2	$7.5
Interest cost	4.4	5.4	8.7	10.6
Expected return on plan assets	(5.0)	(4.3)	(10.0)	(8.6)
Amortization:
Prior service costs	(0.9)	0.8	(1.8)	1.5
Net actuarial loss	3.0	2.7	5.8	5.6
Net periodic benefit cost	$4.6	$8.5	$8.9	$16.6
We made pension contributions of $11.4 million and $15.1 million for the three and six months ended June 30, 2013, respectively, compared to pension contributions of $7.6 million and $24.9 million for the three and six months ended June 30, 2012, respectively. The OPEB contributions, made annually in the first quarter, were $14.1 million and $21.9 million for the six months ended June 30, 2013 and 2012, respectively.
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
The 2012 Equity Plan was approved by our board of directors on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6.0 million common shares. During 2012, a total of 23.6 thousand and 426.6 thousand shares were granted under the 2012 Equity Plan and the ICE Plan, respectively.

The ICE Plan was terminated on May 8, 2012 and no additional grants will be issued from the ICE Plan after this date; however, all awards previously granted under the ICE Plan continue in full force and effect in accordance with the terms of the award.
For the outstanding ICE Plan and Equity Plan awards, each performance share, if earned, entitles the holder to receive common shares or cash within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2011 to 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period and 2) three-year cumulative free cash flow. The relative TSR for the 2011 to 2013 performance period is measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. Performance for the 2012 to 2014 and for the 2013 to 2015 performance periods are measured only on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. The final payouts for the 2011 to 2013 performance period, the 2012 to 2014 performance period and the 2013 to 2015 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
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

NOTE 14 - INCOME TAXES
Our 2013 estimated annual effective tax rate before discrete items is approximately 5.0 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax and foreign taxes and benefits derived from operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. There were discrete items booked in the first half of 2013 of approximately $13.7 million. These adjustments relate primarily to deferred tax balances, which include the amendments of prior year income tax returns and the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable.
NOTE 15 - CAPITAL STOCK
Depositary Shares
On February 21, 2013, we issued 29.25 million depositary shares, equivalent to 731,250 preferred shares, comprised of the 27.0 million depositary share offering and the exercise of an underwriters' over-allotment option to purchase an additional 2.25 million depositary shares. Each depositary share represents a 1/40th interest in a share of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value, or Preferred Share, at a price of $25 per depositary share for total net proceeds of approximately $709.4 million, after underwriter fees and discounts. Each Preferred Share has an initial liquidation preference of $1,000 per share (equivalent to a $25 liquidation preference per depositary share). When and if declared by our board of directors, we will pay cumulative dividends on each Preferred Share at an annual rate of 7.00 percent on the liquidation preference. We will pay declared dividends in cash on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2013 and to, and including February 1, 2016. Holders of the depositary shares are entitled to a proportional fractional interest in the rights and preferences of the Preferred Shares, including conversion, dividend, liquidation and voting rights, subject to the provisions of the deposit agreement.
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
Common Stock Public Offering
On February 21, 2013, we issued 10.35 million common shares, comprised of the 9.0 million common share offering and the exercise of an underwriters' over-allotment option to purchase an additional 1.35 million common shares. We received net proceeds of approximately $285.3 million at a closing price of $29.00 per common share.

Dividends
On March 20, 2013, our board of directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.9 million will be payable on August 1, 2013 to our shareholders of record as of the close of business on July 15, 2013.
A $0.28 per common share cash dividend was paid on March 1, 2012 to our shareholders of record as of the close of business on February 15, 2012. On March 13, 2012, our board of directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend of $0.625 per share was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our common shareholders of record as of the close of business on April 27, 2012, August 15, 2012 and November 23, 2012, respectively. On February 11, 2013, our board of directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our board of directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings. The decreased dividend of $0.15 per share was paid on March 1, 2013 and June 3, 2013 to our common shareholders of record as of the close of business on February 22, 2013 and May 17, 2013, respectively.

NOTE 16 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders' equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 75 percent, 85 percent and 79 percent, respectively, for the six months ended June 30, 2013 and June 30, 2012:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2012	$4,632.7	$1,128.2	$5,760.9
Comprehensive income
Net income	253.0	9.1	262.1
Other comprehensive income (loss)	(184.0)	2.3	(181.7)
Total comprehensive income	69.0	11.4	80.4
Issuance of common shares	263.4	—	263.4
Issuance of Preferred Shares	731.3	—	731.3
Stock and other incentive plans	3.7	—	3.7
Common and Preferred Shares dividends	(68.9)	—	(68.9)
Capital contribution by noncontrolling interest to subsidiary	—	13.0	13.0
June 30, 2013	$5,631.2	$1,152.6	$6,783.8

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2011	$5,785.0	$1,254.7	$7,039.7
Comprehensive income
Net income	633.8	31.9	665.7
Other comprehensive income	2.7	3.0	5.7
Total comprehensive income	636.5	34.9	671.4
Stock and other incentive plans	2.3	—	2.3
Common shares dividends	(128.8)	—	(128.8)
Undistributed gains to noncontrolling interest	—	8.6	8.6
Capital contribution by noncontrolling interest to subsidiary	—	22.3	22.3
Acquisition of controlling interest	—	(8.0)	(8.0)
June 30, 2012	$6,295.0	$1,312.5	$7,607.5

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for June 30, 2013 and June 30, 2012:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive loss before reclassifications	(1.1)	2.5	3.3	(5.0)	$(0.3)
Amounts reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	$4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)
Other comprehensive loss before reclassifications	(1.5)	(2.0)	(152.0)	(42.2)	(197.7)
Amounts reclassified from accumulated other comprehensive income (loss)	8.1	3.6	—	(2.2)	9.5
Balance June 30, 2013	$(370.8)	$6.3	$167.6	$(42.7)	$(239.6)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	10.3	(0.5)	(6.5)	(0.6)	2.7
Balance June 30, 2012	$(398.6)	$2.1	$306.0	$0.6	$(89.9)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of Pension and Postretirement Benefit Liability:
Prior-service costs	$(0.1)	$(0.3)	(1)
Net actuarial loss	11.2	20.8	(1)
	11.1	20.5	Total before taxes
	(3.0)	(6.0)	Income tax benefit (expense)
	$8.1	$14.5	Net of taxes

Unrealized gain (loss) on securities:
Sale of marketable securities	$(1.1)	$(1.1)	Other non-operating expense
Impairment	$5.2	$5.3	Other non-operating expense
	4.1	4.2	Total before taxes
	(0.5)	(0.5)	Income tax benefit (expense)
	$3.6	$3.7	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$(3.7)	$(6.3)	Product revenues
Canadian dollar foreign exchange contracts	0.6	0.3	Cost of goods sold and operating expenses
	(3.1)	(6.0)	Total before taxes
	0.9	1.8	Income tax benefit (expense)
	$(2.2)	$(4.2)	Net of taxes

Total Reclassifications for the Period	$9.5	$14.0

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 12 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 17 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at June 30, 2013:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0	21.0	—	—
Tilden	85.0	—	15.0	—
Hibbing	23.0	62.3	14.7	—
Bloom Lake	75.0	—	—	25.0
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenues from related parties	$455.0	$465.4	$756.2	$797.3
Total product revenues	1,391.6	1,500.0	2,474.2	2,648.5
Related party product revenue as a percent of total product revenue	32.7%	31.0%	30.6%	30.1%
Amounts due from related parties recorded in Accounts receivable, net and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $155.4 million and $149.8 million at June 30, 2013 and December 31, 2012, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to related parties, were $25.3 million and $20.2 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 18 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income from Continuing Operations attributable to Cliffs shareholders	$146.0	$255.7	$253.0	$626.0
Income from Discontinued Operations, net of tax	—	2.3	—	7.8
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$146.0	$258.0	$253.0	$633.8
PREFERRED STOCK DIVIDENDS	(12.9)	—	(22.8)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$133.1	$258.0	$230.2	$633.8
Weighted Average Number of Shares:
Basic	153.0	142.4	150.4	142.3
Depositary Shares	25.2	—	19.1	—
Employee Stock Plans	0.2	0.4	0.2	0.5
Diluted	178.4	142.8	169.7	142.8
Earnings per Common Share Attributable to Cliffs Shareholders - Basic:
Continuing operations	$0.87	$1.79	$1.53	$4.40
Discontinued operations	—	0.02	—	0.05
	$0.87	$1.81	$1.53	$4.45
Earnings per Common Share Attributable to Cliffs Shareholders - Diluted:
Continuing operations	$0.82	$1.79	$1.49	$4.39
Discontinued operations	—	0.02	—	0.05
	$0.82	$1.81	$1.49	$4.44
NOTE 19 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2011, we began to incur capital commitments related to the expansion of the Bloom Lake mine. The Phase II expansion project includes expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. As previously announced, we are delaying certain components of the Phase II expansion at the Bloom Lake mine, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. Through June 30, 2013, approximately $1.3 billion of the total capital investment for the Bloom Lake expansion project had been committed, of which a total of approximately $1.1 billion had been expended. Of the remaining committed capital, expenditures of approximately $205 million are expected to be made during the remainder of 2013.

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
NOTE 20 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2013 and 2012 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2013	2012
Capital additions	$413.8	$619.5
Cash paid for capital expenditures	501.2	517.0
Difference	$(87.4)	$102.5
Non-cash accruals	$(87.4)	$53.1
Capital leases	—	49.4
Total	$(87.4)	$102.5
Non-Cash Financing Activities - Declared Dividends
On May 7, 2013, our board of directors declared the quarterly cash dividend on our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.9 million will be payable on August 1, 2013 to our shareholders of record as of the close of business on July 15, 2013.

NOTE 21 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial statement issuance.
On July 9, 2013, the Company announced the following executive management changes:

•	Joseph Carrabba will retire as president and chief executive officer effective no later than December 31, 2013.

•	Laurie Brlas retired as executive vice president and president, global operations, effective July 9, 2013.

•	James Kirsch was elected non-executive chairman of the Board, replacing Mr. Carrabba's former role as chairman.
To facilitate the transition, the Company has formed an Office of the Chairman, led by Mr. Kirsch. Management has evaluated the financial impact of these executive management changes and does not anticipate a material impact on our future financial results.

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
The key driver of our business is global demand for steelmaking raw materials in both developed and emerging economies, with China and the United States representing the two largest markets for our Company. In the first half of 2013, China produced approximately 390 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 43 million metric tons of crude steel, or about six percent of total crude steel production. These figures represent an approximate eight percent increase and a six percent decrease, respectively, in crude steel production over the comparable period in 2012.
Global crude steel production continued to grow in the second quarter of 2013, led by increased production in a Chinese economy that grew at a substantial, albeit diminishing, rate. U.S. crude steel production declined in the first half of 2013 when compared to the same period in 2012, as a result of decreased demand for steel-intensive durable goods, as well as a draw down on steel product inventories, which were significantly lower when compared to 2012. Despite these factors, the pricing environment for steelmaking raw materials was healthy, which directly impacted our first half of 2013 performance.
During the remainder of 2013, we expect year-over-year steel production to rise in both the United States and in China. China's growth will be predicated on continued urbanization and the consequent demand for housing and durable goods. In the United States, steel demand is expected to increase due to an accelerating recovery in the domestic housing market and improving demand for automotive products and other durable goods. In addition, U.S. steel demand should benefit from the increased activity in the domestic oil and gas industry.
We continue to expect that Chinese steel production will outpace the growth in Chinese iron ore production, which will face increasing production costs due primarily to diminishing iron ore grades and rising wages. Chinese iron ore, while abundant, is a lower grade than Australian and Brazilian ore, containing less than two thirds of the equivalent iron ore content on average.
The global price of iron ore is influenced heavily by Chinese demand, and the decrease in spot market prices in the first half of 2013 reflected slowing but continued economic growth in China. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines price, which has reflected this trend. The Platts 62 percent Fe fines spot price decreased 10.8 percent to an average price of $126 per ton for the three months ended June 30, 2013 compared to the respective quarter of 2012. In comparison, the year to date Platts pricing has decreased 3.9 percent to an average price of $137 per ton during the six months ended June 30, 2013. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments as the related contracts are correlated heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted slightly because the pricing in our long-term contracts is mostly structured to be based on 12-month averages, including some contracts with established annual price collars. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
During the first half of 2013, capacity utilization among U.S. steelmaking facilities decreased to an average rate of approximately 77 percent when compared to an average rate of approximately 79 percent in the same period of 2012. The decline in domestic capacity utilization was in line with the trend in global capacity utilization, which decreased in the first half of 2013 to an average rate of approximately 79 percent when compared to an average rate of approximately 81 percent in the same period of 2012. Domestically, both the automotive industry and growth in the oil and natural gas industry supported U.S. steel demand in the first half of 2013, providing sources of healthy demand for our products, and should continue to do so throughout the remainder of 2013.
The metallurgical coal market continues to be in an oversupplied position.  This is due largely to low demand by European, Japanese and South American coking coal consumers and increased supply from Australia producers.  As a result, the benchmark Platts price for premium low-volatile hard coking coal decreased from $210 per ton for the three months ended June 30, 2012 to $172 per ton during the second quarter of 2013.  In comparison, the year-to-date benchmark Platts price for premium low-volatile hard coking coal decreased from $223 per ton for the six months ended June 30, 2012 to $169 per ton during the six months ended June 30, 2013. The decline in market pricing has impacted negatively realized revenue rates for our North American Coal business segment.
Our consolidated revenues for the three and six months ended June 30, 2013 decreased to $1.5 billion and $2.6 billion, respectively, with net income from continuing operations per diluted share of $0.82 and $1.49, respectively. This compares with revenues of $1.6 billion and $2.8 billion, with net income from continuing operations per diluted share of $1.79 and $4.39, for the comparable periods in 2012. Revenues during the three and six months ended June 30, 2013 were impacted by a decrease in worldwide iron ore sales volumes offset partially by an increase in North American coal sales volumes. Additionally, revenues were driven by a decrease in the benchmark price as discussed above. Net income in the second quarter and first half of 2013 was impacted negatively by a $67.6 million asset impairment charge related to our investment in Amapá. Net income in the first half of 2012 was impacted positively by discrete tax items, primarily due to the enactment of the MRRT in Australia.

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
As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we have shifted our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. Our focus is investing in the expansion of our seaborne iron ore production capabilities driven by our belief in the long-term outlook for the seaborne iron ore market. Throughout the first half of 2013, we continued to make investments in Bloom Lake, our large-scale seaborne iron ore growth project in Eastern Canada. Maximizing Bloom Lake's production capabilities represents an opportunity to create significant shareholder value. We expect the Phase II expansion at Bloom Lake to meaningfully enhance our future earnings and cash flow generation by increasing sales volume and reducing unit operating costs. As previously announced, we delayed certain components of the Bloom Lake Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. The commencement of Phase II's construction activities will depend on a number of factors, including but not limited to, market conditions, iron ore pricing and project milestones, which we continue to monitor.
We also own additional development properties, known as Labrador Trough South, located in Quebec, that potentially could allow us to leverage parts of our existing infrastructure in Eastern Canada to supply additional iron ore into the seaborne market in future years if developed.
Our chromite project, which was moved into the feasibility study stage of development in May of 2012, continues to represent an attractive diversification opportunity for us. Currently, due to delayed approval of the Terms of Reference for the provincial environmental assessment process, uncertainty regarding the federal environmental assessment process due to the current judicial challenge by a number of the impacted First Nations, unresolved land surface rights issues following a February 2013 Mining and Land Commissioner hearing and unfinished agreements with the Province of Ontario that are critical to the project's economic viability, we have suspended temporarily the environmental assessment activities for the project. We will continue our work with the Province of Ontario and First Nation communities on these issues as we determine how and when to advance the project.
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

Results of Operations – Consolidated
2013 Compared to 2012
The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance Favorable/ (Unfavorable)	2013	2012	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,488.5	$1,579.4	$(90.9)	$2,629.0	$2,791.7	$(162.7)
Cost of goods sold and operating expenses	(1,220.3)	(1,136.0)	(84.3)	(2,122.9)	(2,056.5)	(66.4)
Sales margin	$268.2	$443.4	$(175.2)	$506.1	$735.2	$(229.1)
Sales margin %	18.0%	28.1%	(10.1)%	19.3%	26.3%	(7.0)%
Revenues from Product Sales and Services
Sales revenue for the three and six months ended June 30, 2013 decreased $90.9 million and $162.7 million, respectively or 5.8 percent from each of the comparable periods in 2012. The decrease in sales revenue was primarily attributable to lower realized revenue rates. The decrease in our realized revenue rates during the first half of 2013 compared to the first half of 2012 was 4.3 percent, 1.6 percent, 8.5 percent and 11.2 percent for our U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore and North American Coal operations, respectively. The decrease in our realized revenue rates during the second quarter of 2013 compared to the second quarter of 2012 was 7.7 percent, 13.8 percent, 7.1 percent and 12.8 percent for our U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore and North American operations, respectively.
The decrease in sales revenue also resulted from lower worldwide iron ore sales volume of 1.0 million tons or $143.1 million during the first half of 2013 and 230 thousand tons or $39.8 million during the second quarter of 2013 as compared to the same periods in 2012. The declines partially were offset by increased North American Coal sales volume of 556 thousand tons or $67.2 million and 936 thousand tons or $112.6 million for the three and six months ended 2013, respectively, as compared to the same period in 2012.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and six months ended June 30, 2013 were $1,220.3 million and $2,122.9 million, respectively, which represented an increase of $84.3 million and $66.4 million, or 7.4 percent and 3.2 percent, respectively, from the comparable prior-year periods. As a result of the increase in sales volume at our North American Coal operations, costs of goods sold and operating expenses increased by $70.4 million and $111.0 million for the three and six months ended June 30, 2013, respectively. Additionally, costs of goods sold and operating expenses increased at our U.S Iron Ore operations relating to increased idle costs of $19.2 million and $26.5 million for the three and six months ended June 30, 2013, respectively. Costs of goods sold and operating expenses at our Eastern Canadian Iron Ore operations increased by $26.4 million for the three and six months ended June 30, 2013 related to inventory write-downs. The increases were offset partially by a decrease in our worldwide iron ore sales volumes, which resulted in a reduction to costs of $38.5 million and $98.7 million for the three and six months ended June 30, 2013, respectively.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.

Other Operating Income (Expense)
Following is a summary of other operating income (expense) for the three and six months ended June 30, 2013 and 2012:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance Favorable/ (Unfavorable)	2013	2012	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(48.9)	$(80.8)	$31.9	$(97.3)	$(140.4)	$43.1
Exploration costs	(12.6)	(29.1)	16.5	(35.3)	(47.9)	12.6
Miscellaneous - net	55.3	28.4	26.9	56.8	38.0	18.8
	$(6.2)	$(81.5)	$75.3	$(75.8)	$(150.3)	$74.5
Selling, general and administrative expenses during the three and six months ended June 30, 2013 decreased $31.9 million and $43.1 million, respectively, over the comparable periods in 2012 driven by reductions in outside service and technology spending of $17.9 million and $26.7 million respectively, as well as $9.4 million and $10.4 million of reduced general travel and employee-related expenses, respectively.
Exploration costs decreased by $16.5 million and $12.6 million during the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012, primarily due to decreases in costs at our Ferroalloys and Global Exploration Group operating segments. Our Ferroalloys operating segment had cost decreases of $3.2 million and cost increases of $4.4 million in the second quarter and first half of 2013, respectively, over the comparable prior-year periods. The decrease in the second quarter compared with the comparable period in the prior year was comprised primarily of lower engineering costs, as the feasibility study costs for the base case were higher during the initial stages of the study in the prior year. The increase in the first half of 2013 compared to the comparable period in the prior year was comprised primarily of increased costs to prepare the environmental assessment draft and additional legal costs to address external open issues. Our Global Exploration Group had cost decreases of $12.9 million and $17.6 million in the second quarter and first half of 2013, respectively, over the comparable prior-year periods, due to lower drilling and professional services spend for certain projects.
Miscellaneous – net increased by $26.9 million and $18.8 million during the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. An increase of $38.6 million and $44.7 million for the three and six months ended June 30, 2013, respectively, was due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. In addition, there were gains from the sale of assets of $19.3 million for the three and six months ended June 30, 2013 predominately related to the final transfer of assets associated with the closure of Cockatoo, partially offset by prior-year gains from the sale of assets of $7.0 million for the three and six months ended June 30, 2012. These incremental gains were offset partially by $6.9 million and $17.2 million for the three and six months ended June 30, 2012, respectively, of prior-year insurance recoveries and favorable dispute resolutions with vendors, which did not recur in the current year. Additionally, as a result of minimum contractual shipment tonnage not being met as a result of the delay in the Bloom Lake Phase II expansion, we incurred penalties of $5.6 million during the second quarter of 2013. Failure to meet minimum monthly shipment requirements, as a result of the continued delay in the Bloom Lake Phase II expansion, is expected to result in penalties of $33.2 million for the remainder of 2013.

Other Income (Expense)
Following is a summary of other income (expense) for the three and six months ended June 30, 2013 and 2012:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance Favorable/ (Unfavorable)	2013	2012	Variance Favorable/ (Unfavorable)
Interest expense, net	$(40.7)	$(45.3)	$4.6	$(89.8)	$(90.4)	$0.6
Other non-operating expense	(2.8)	(2.2)	(0.6)	(1.7)	(0.4)	(1.3)
	$(43.5)	$(47.5)	$4.0	$(91.5)	$(90.8)	$(0.7)
The decrease in interest expense for the three months ended June 30, 2013 compared to the prior year period of 2012 is attributable to the increase in the amount of interest being capitalized in relation to the Bloom Lake Phase II expansion.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three and six months ended June 30, 2013 and 2012:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Income tax benefit (expense)	$(9.3)	$(41.9)	$32.6	$(3.3)	$171.2	$(174.5)
Effective tax rate	4.3%	13.3%	(9.0)%	1.0%	(34.6)%	35.6%

A reconciliation of the statutory rate to the effective tax rate for the six months ended June 30, 2013 and 2012 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2013		2012
Tax at U.S. statutory rate of 35 percent	$118.6	35.0%	$172.9	35.0%
Increases/(Decreases) due to:
Percentage depletion	(66.4)	(19.6)	(37.1)	(7.5)
Impact of foreign operations	19.0	5.6	(0.5)	(0.1)
Income not subject to tax	(70.5)	(20.9)	(42.7)	(8.6)
Other items - net	16.3	4.9	19.9	4.0
Provision for income tax and effective income tax rate before discrete items	17.0	5.0	112.5	22.8
Discrete items:
Mineral Resources Rent Tax	—	—	(314.7)	(63.7)
Prior year adjustments made in current year	(6.1)	(1.8)	—	—
Foreign exchange remeasurement	(2.2)	(0.7)	60.5	12.2
Reversal of valuation allowance	(5.6)	(1.6)	—	—
Tax uncertainties	0.2	0.1	(29.0)	(5.9)
Other items - net	—	—	(0.5)	—
Provision for income tax expense (benefit) and effective income tax rate including discrete items	$3.3	1.0%	$(171.2)	(34.6)%
Our tax provision for the six months ended June 30, 2013, was an expense of $3.3 million and a 1.0 percent effective tax rate compared with a benefit of $171.2 million and an effective tax rate of negative 34.6 percent for the comparable prior-year period. The difference in the effective rate from the prior year is due primarily to the enactment of the MRRT by the Australian federal government in March 2012 offset by the effect of currency elections on remeasurement made in 2012 and an increase in 2013 of favorable impact of permanent items, including depletion and income not subject to tax relative to income before taxes.
Discrete items for the six months ended June 30, 2013, provide a benefit of approximately $13.7 million. These adjustments relate primarily to adjustments to deferred tax balances, which include the amendments of prior-year income tax returns and the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable. Discrete items for the six months ended June 30, 2012 related to the enactment of the MRRT by the Australian federal government and the impact of currency elections on remeasurement of deferred tax assets and liabilities. The MRRT had a financial statement tax benefit of $314.7 million, which partially was offset by the impact of currency elections on remeasurement of deferred tax assets and liabilities of $60.5 million.
Our 2013 estimated annual effective tax rate before discrete items is approximately 5.0 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax and foreign taxes and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.
See NOTE 14 - INCOME TAXES for further information.

Equity Loss from Ventures
Equity loss from ventures for the three and six months ended June 30, 2013 of $67.9 million and $73.4 million, respectively, compares to $0.5 million and $7.4 million, for the respective periods in 2012. The equity loss from ventures for the three and six months ended June 30, 2013 primarily is comprised of the impairment charge of $67.6 million related to our 30 percent ownership interest in Amapá.
Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax is comprised of the 45 percent economic interest in the Sonoma joint venture coal mine. The Sonoma joint venture coal mine, the sale of which occurred in the fourth quarter of 2012, resulted in net income of $2.3 million and $7.8 million for the three and six months ended June 30, 2012, respectively.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $3.3 million and the net income attributable to the noncontrolling interest was $2.2 million for the three and six months ended June 30, 2013, respectively, compared to net income attributable to noncontrolling interest of $5.7 million and $4.3 million for the comparable respective periods in 2012.
The net loss attributable to the noncontrolling interest of the Empire mining venture was $1.3 million and the net income attributable to the noncontrolling interest was $7.0 million for the three and six months ended June 30, 2013, respectively, compared to net income attributable to the noncontrolling interest of $10.6 million and $27.6 million for the comparable respective periods in 2012.
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

2013 Compared to 2012
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended June 30, 2013 and 2012:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2013	2012
Revenues from product sales and services	$701.7	$705.0	$(52.3)	$33.6	$—	$15.4	$(3.3)
Cost of goods sold and operating expenses	(485.4)	(418.9)	(10.7)	(21.2)	(19.2)	(15.4)	(66.5)
Sales margin	$216.3	$286.1	$(63.0)	$12.4	$(19.2)	$—	$(69.8)

	Three Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$110.32	$119.51	$(9.19)	(7.7)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	67.59	62.59	5.00	8.0%
Depreciation, depletion & amortization	4.96	4.37	0.59	13.5%
Total cost of goods sold and operating expenses rate	72.55	66.96	5.59	8.3%
Sales margin	$37.77	$52.55	$(14.78)	(28.1)%

Sales tons[2] (In thousands)	5,727	5,444
Production tons[2] (In thousands)
Total	6,116	7,224
Cliffs’ share of total	4,387	5,366
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $216.3 million for the three months ended June 30, 2013, compared with a sales margin of $286.1 million for the three months ended June 30, 2012. The decline compared to the prior year primarily is attributable to an increase in cost of goods sold and operating expenses of $66.5 million. Sales margin per ton decreased 28.1 percent to $37.77 per ton in the second quarter of 2013 compared to the second quarter of 2012.
Revenue decreased by $18.7 million, excluding the increase of $15.4 million of freight and reimbursements from the prior year, predominantly as a result of:

•
The decline of the average revenue rate resulted in a decrease of $52.3 million. The average realized product revenue rate declined by $9.19 per ton or 7.7 percent to $110.32 per ton in the second quarter of 2013 as a result of:

•
Reductions in customer pricing drove a decrease in the average realized rate by $4.16 per ton due primarily to a reduction in market pricing and lower hot-band-steel pricing, which are key components of many of our pricing mechanisms, offset by net positive contractual benefits due to year-over-year changes in the pricing mechanisms.

•
Customer mix was unfavorable to average realized rates by $5.03 per ton due to increased sales with overseas customers, which have lower realized rates due to higher freight costs as well as an unfavorable mix with our Great Lakes customers.

•	The reduction in revenue rate was offset partially by higher sales volumes of 283 thousand tons or $33.6 million:

•	We were able to place more export tons into Europe including contracts transferred from Wabush.

•	We benefited from additional customer demand including an additional spot contract with a major customer.

•
These volume increases were offset partially by the non-renewal of one customer contract, the bankruptcy of one customer in 2012 and reduced tonnage with another customer due to an unforeseen plant shutdown.

Cost of goods sold and operating expenses in the second quarter of 2013 increased $51.1 million, excluding the increase of $15.4 million of freight and reimbursements from the same period in the prior year, primarily as a result of:

•	Higher sales volumes that resulted in increased costs of $21.2 million compared to the comparable prior-year period.

•	Higher idle costs of $19.2 million due to the previously announced temporarily idle of production at the Empire mine and the idle of two of the four production lines at our Northshore mine.
On a per-ton basis, cost of goods sold and operating expenses increased as a result of:

•
Higher fixed costs of $4.62 per ton primarily due to the idling at Empire and Northshore mines increased mine development costs of $2.07 per ton and higher energy costs of $2.93 per ton. These costs were offset partially by lower labor, supplies and repairs and maintenance spending of $4.61 per ton.

•	Increased depreciation, depletion and amortization rate period-over-period as a result of significant capital placed into service during 2012 at our Michigan operations.

The following is a summary of U.S. Iron Ore results for the six months ended June 30, 2013 and 2012:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2013	2012
Revenues from product sales and services	$1,111.8	$1,146.7	$(44.3)	$(1.8)	$—	$11.2	$(34.9)
Cost of goods sold and operating expenses	(738.2)	(693.8)	(4.5)	(2.2)	(26.5)	(11.2)	(44.4)
Sales margin	$373.6	$452.9	$(48.8)	$(4.0)	$(26.5)	$—	$(79.3)

	Six Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$113.63	$118.69	$(5.06)	(4.3)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	64.98	62.03	2.95	4.8%
Depreciation, depletion & amortization	6.24	5.33	0.91	17.1%
Total cost of goods sold and operating expenses rate	71.22	67.36	3.86	5.7%
Sales margin	$42.41	$51.33	$(8.92)	(17.4)%

Sales tons[2] (In thousands)	8,810	8,823
Production tons[2] (In thousands)
Total	12,983	14,346
Cliffs’ share of total	9,601	10,665
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $373.6 million for the six months ended June 30, 2013, compared with a sales margin of $452.9 million for the six months ended June 30, 2012. The decline compared to the prior year is attributable to an increase in cost of goods sold and operating expenses of $44.4 million as well as a decrease in revenue of $34.9 million. Sales margin per ton decreased 17.4 percent to $42.41 in the first half of 2013 compared to the first half of 2012.
Revenue decreased by $46.1 million, excluding the increase of $11.2 million of freight and reimbursements from the prior year, predominantly due to the decline in the average revenue rate which resulted in a decrease of $44.3 million. The average year-to-date realized product revenue rate declined by $5.06 per ton or 4.3 percent to $113.63 per ton in 2013. This decline is a result of:

•
Changes in customer pricing reduced the average revenue rate by $3.52 per ton. This was driven by the year-over-year reduction in market pricing, which is a key component of many of our pricing mechanisms, and hot-band-steel pricing, which impacts revenue generated from specific contracts, which was mitigated by favorable contractual changes to pricing mechanisms on certain contracts.

•	Customer mix was unfavorable to realized revenue rates by $1.54 per ton partially due to higher sales tonnage to overseas customers, which have lower realized revenue rates driven by freight.

•
Sales tons were lower by 13 thousand tons due to the bankruptcy of one customer in 2012, non-renewal of one customer contract and reduced tonnage with another customer due to an unforeseen plant shutdown. These reductions were offset by higher exports, as we were able to place more export tons into Europe and additional demand including one additional spot contract with a major customer.

Cost of goods sold and operating expenses in the first half of 2013 increased $33.2 million, excluding the increase of $11.2 million of freight and reimbursements from the same period in the prior year, predominantly as a result of:

•	Higher idle costs of $26.5 million due to the previously announced temporary idling of production at the Empire mine and the idle of two of the four production lines at our Northshore mine.
    On a per-ton basis, cost of goods sold and operating expenses year-to-date increased by 5.7 percent compared to the six months ended June 30, 2012 as a result of:

•	Higher fixed costs of $2.21 per ton primarily related to the idling at Empire and Northshore mines and higher energy costs of $2.96 per ton.

•	These costs were offset partially by lower labor, supplies and repairs and maintenance spending of $4.64 per ton.

•	The increased depreciation, depletion and amortization rate period-over-period is a result of significant capital placed into service during 2012 at our Michigan operations.
Production
Cliffs' share of production in our U.S. Iron Ore segment decreased by 10.0 percent in the first half of 2013 when compared to the comparable period in 2012. Production during the three months ended June 30, 2013 was impacted negatively by our previously announced idling of the Empire mine, which is expected to resume production in August 2013. Additionally, as previously announced, beginning on January 5, 2013, we idled two of the four furnaces at the Northshore mine, resulting in decreased production when compared to the first half of 2012. Offsetting these declines was increased production at our Tilden mine in the first half of 2013 when compared to the first half of 2012 as a result of planned maintenance in the first half of 2012 that did not recur in the first half of 2013.

Eastern Canadian Iron Ore
The following is a summary of Eastern Canadian Iron Ore results for the three months ended June 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/ production volume variance	Inventory write-down	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$213.9	$303.9	$(26.7)	$(63.3)	$—	$—	$—	$(90.0)
Cost of goods sold and operating expenses	(263.6)	(292.2)	(14.0)	56.8	9.3	(26.4)	2.9	28.6
Sales margin	$(49.7)	$11.7	$(40.7)	$(6.5)	$9.3	$(26.4)	$2.9	$(61.4)

	Three Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$110.66	$128.39	$(17.73)	(13.8)%
Cost of goods sold and operating expenses rate (excluding DDA)	114.43	107.14	7.29	6.8%
Depreciation, depletion & amortization	21.93	16.31	5.62	34.5%
Total cost of goods sold and operating expenses rate	136.36	123.45	12.91	10.5%
Sales margin	$(25.70)	$4.94	$(30.64)	n/m

Sales tons[1] (In thousands)	1,933	2,367
Production tons[1] (In thousands)	2,111	1,871
[1] Tons are metric tons (2,205 pounds).
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $49.7 million for the three months ended June 30, 2013, compared with a sales margin of $11.7 million for the three months ended June 30, 2012. Sales margin per ton decreased to a loss of $25.70 per ton in the second quarter of 2013 compared to a sales margin of $4.94 per ton in the second quarter of 2012.
Revenue decreased by $90.0 million and realized rates declined $17.73 per ton, for the three months ended June 30, 2013 when compared to the same period in the prior year, predominantly as a result of:

•	Lower Wabush pellet sales volumes of 454 thousand tons, which resulted in lower revenues of $65.6 million due primarily to the transition and idling of pellet production at the Wabush Scully mine.

•	Decreased revenue rate primarily driven by changes in spot market pricing offset by lower freight rates resulted in a decrease of $26.7 million.

◦	A decrease in the Platts 62 percent Fe spot rate to an average of $126 per ton from $141 per ton in the comparable prior-year quarter resulted in a decrease of $15 per ton.

◦
As our Eastern Canadian Iron Ore segment ceased pellet production at our Wabush facility in June 2013 and going forward will only be producing sinter feed, pellet sales will continue to decrease as a percentage of the product mix in the future. During the second quarter of 2013, 24 percent of products sold were pellets, compared to 39 percent in the comparable prior-year period, which resulted in the realized revenue rate decreasing by $2 per ton due to fewer sales with pellet premiums.

◦	Other decreases included lower market premiums for higher iron content and unfavorable provisional adjustments due to the falling Platts pricing in the quarter.

◦
Offset by a $4 per ton increase to net revenue due to lower freight rates. The Brazil to China benchmark freight rates decreased by nine percent in the second quarter of 2013 compared to the second quarter of 2012.

Cost of goods sold and operating expenses during the three months ended June 30, 2013 decreased from the same period last year by $28.6 million primarily due to:

•	Lower Wabush pellet sales volumes resulted in decreased costs of $59.0 million compared to the comparable prior-year period.

•	Incremental idle production costs of $9.3 million at our Wabush operations in the second quarter of 2012 did not recur.

•	Offset by inventory write-downs at our Wabush operations of $26.4 million related to an unsaleable inventory impairment charge and lower-of-cost-or-market charges.

•
Higher pellet inventory cost incurred in the second quarter of 2013 compared to the prior-year quarter resulted in increased costs of $15.1 million. Although production costs have decreased in 2013, there was greater fixed-cost leverage as a result of higher projected full-year production tons in the prior year.

The following is a summary of Eastern Canadian Iron Ore results for the six months ended June 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/ Production volume variance	Inventory write-down	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$459.2	$524.6	$5.5	$(70.9)	$—	$—	$—	$(65.4)
Cost of goods sold and operating expenses	(489.5)	(527.2)	(17.4)	60.0	17.3	(26.4)	4.2	37.7
Sales margin	$(30.3)	$(2.6)	$(11.9)	$(10.9)	$17.3	$(26.4)	$4.2	$(27.7)

	Six Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$121.10	$123.06	$(1.96)	(1.6)%
Cost of goods sold and operating expenses rate (excluding DDA)	107.07	105.72	1.35	1.3%
Depreciation, depletion & amortization	22.02	17.95	4.07	22.7%
Total cost of goods sold and operating expenses rate	129.09	123.67	5.42	4.4%
Sales margin	$(7.99)	$(0.61)	$(7.38)	n/m

Sales tons[1] (In thousands)	3,792	4,263
Production tons[1] (In thousands)	4,130	3,932
[1] Tons are metric tons (2,205 pounds).
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $30.3 million for the six months ended June 30, 2013, compared with a sales margin loss of $2.6 million for the six months ended June 30, 2012. Sales margin per ton decreased to a loss of $7.99 per ton in the first half of 2013 compared to a sales margin loss of $0.61 per ton in the first half of 2012.
Revenue decreased by $65.4 million due to 471 thousand fewer tons sold. The reduction in tons sold is related primarily to the transition and idling of pellet production at the Wabush Scully mine as pellet sales decreased by 545 thousand tons period-over-period, which resulted in a decrease to revenue of $79.2 million in the first half of 2013 compared with the same period in 2012.
The average rate reduction of $1.96 per ton was the result of:

•	Lower spot market pricing by $5 per ton as the average Platts 62 percent Fe rates declined from $142 per ton in the first half of 2012 to $137 per ton in the first half of 2013;

•
Lower pellet premiums of $2 per ton mainly due to the change in product mix as we sold only 23 percent of our tons as pellets in the first half of 2013, compared to 33 percent in the first half of 2012. As our Eastern Canadian Iron Ore business ceased pellet production at our Wabush facility in June 2013 and going forward will only be producing sinter feed, pellet sales will continue to decrease as a percentage of the product mix in the future; and

•
Offset by lower freight rates improving the average revenue rate by $5 per ton. The Brazil to China benchmark freight rates decreased by 12 percent in the first half of 2013 compared to the first half of 2012.

Cost of goods sold and operating expenses during the six months ended June 30, 2013 decreased from the same period in 2012 by $37.7 million primarily due to:

•	Lower Wabush pellet sales volumes resulted in decreased costs of $68.3 million compared to the comparable prior-year period.

•	Incremental idle production costs at our Wabush operations of $17.3 million in the first half of 2012 did not recur.

•	Lower costs of $10.2 million at our Bloom Lake mine resulted from reduced spending on external services and lower transshipping costs.

•
Offset by $27.5 million of higher pellet inventory cost at Wabush incurred in the first half of 2013 compared to the prior year. Although production costs have decreased in the current year, there was greater fixed-cost leverage as a result of higher projected full-year production tons in the prior year.

•	Further offset by inventory write-downs at our Wabush operations of $26.4 million related to an unsaleable inventory impairment charge and lower-of-cost-or-market charges.
Production
The Bloom Lake facility produced 2.8 million and 2.6 million metric tons of iron ore concentrate during the six months ended June 30, 2013 and 2012, respectively. Production at the Wabush facility was relatively flat year-over-year for the six-month period ending June 30, 2013. As previously announced, due to high production costs and lower pellet premium pricing, we idled production at our Pointe Noire iron ore pellet plant and transitioned to producing an iron ore concentrate product from our Wabush Scully mine during June 2013. Additionally, at the Bloom Lake mine, we are delaying certain components of the Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. The commencement of Phase II's construction activities will depend on a number of factors, including but not limited to, market conditions, iron ore pricing and project milestones, which we continue to monitor.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Completion of Cockatoo Mining Stage 3	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$327.0	$361.3	$(18.9)	$17.8	$(27.9)	$(5.3)	$(34.3)
Cost of goods sold and operating expenses	(232.0)	(214.5)	(25.0)	(10.2)	13.1	4.6	(17.5)
Sales margin	$95.0	$146.8	$(43.9)	$7.6	$(14.8)	$(0.7)	$(51.8)

	Three Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$109.36	$117.73	$(8.37)	(7.1)%
Cost of goods sold and operating expenses rate (excluding DDA)	63.65	56.92	6.73	11.8%
Depreciation, depletion & amortization	13.95	12.97	0.98	7.6%
Total cost of goods sold and operating expenses rate	77.60	69.89	7.71	11.0%
Sales margin	$31.76	$47.84	$(16.08)	(33.6)%

Sales tons[1] (In thousands)	2,990	3,069
Production tons[1] (In thousands)	2,916	2,842
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales are reflected at our 50 percent share during the second quarter of 2012.
Sales margin for Asia Pacific Iron Ore decreased to $95.0 million during the three months ended June 30, 2013 compared with $146.8 million for the same period in 2012. Sales margin per ton decreased 33.6 percent to $31.76 per ton in the second quarter of 2013 compared to the second quarter of 2012.
    Revenue decreased in the second quarter of 2013 over the prior-year period, primarily as a result of:

•
The decrease in the Platts 62 percent Fe spot rate to an average of $126 per ton from $141 per ton in the comparable prior-year quarter negatively impacted the revenue rate resulting in a decrease of $41.8 million or $14 per ton to our realized revenue rate.

•
The low-grade iron ore sales campaign at lower spot pricing due to iron content in the prior period that did not recur in 2013 positively impacted the revenue rate resulting in an increase of $20.2 million or $7 per ton for the current period.

•
We completed the mining of Stage 3 at Cockatoo and sold our interest during the third quarter of 2012, resulting in a revenue decrease of $27.9 million or 224 thousand tons in the second quarter of 2013, compared to the same period in the prior year.

•
These decreases were partially offset by positive sales volume variance due to 145 thousand additional sales tons at Koolyanobbing in the second quarter of 2013 compared to the comparable period in the prior year as a result of timing of shipments, which resulted in $17.8 million of additional revenue.

Cost of goods sold and operating expenses in the three months ended June 30, 2013 increased $17.5 million compared to the comparable period in 2012 primarily as a result of:

•	Higher sales volumes at Koolyanobbing, which resulted in higher costs of $10.2 million compared to the comparable period in the prior year;

•	Higher costs of $23.4 million as a result of the absence of low-grade tons, which were produced at a lower cost; and

•
These increases in costs were offset partially, as we completed the mining of Stage 3 at Cockatoo and sold our interest at the end of the third quarter of 2012, resulting in a decrease in costs of $13.1 million compared to the same period in the prior year.

The following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Completion of Cockatoo Mining Stage 3	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$597.8	$721.1	$(43.3)	$(10.7)	$(59.7)	$(9.6)	$(123.3)
Cost of goods sold and operating expenses	(441.5)	(449.2)	(41.2)	6.6	34.3	8.0	7.7
Sales margin	$156.3	$271.9	$(84.5)	$(4.1)	$(25.4)	$(1.6)	$(115.6)

	Six Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$112.90	$123.43	$(10.53)	(8.5)%
Cost of goods sold and operating expenses rate (excluding DDA)	68.63	64.94	3.69	5.7%
Depreciation, depletion & amortization	14.75	11.95	2.80	23.4%
Total cost of goods sold and operating expenses rate	83.38	76.89	6.49	8.4%
Sales margin	$29.52	$46.54	$(17.02)	(36.6)%

Sales tons[1] (In thousands)	5,295	5,842
Production tons[1] (In thousands)	5,588	5,116
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales are reflected at our 50 percent share during the first half of 2012.
Sales margin for Asia Pacific Iron Ore decreased to $156.3 million during the six months ended June 30, 2013 compared with $271.9 million for the same period in 2012. Sales margin per ton decreased 36.6 percent to $29.52 per ton in the first half of 2013 compared to the first half of 2012.
    Revenue decreased in the first half of 2013 over the prior-year period primarily as a result of:

•
The decrease in the Platts 62 percent Fe spot rate to an average of $137 per ton from $142 per ton during the comparable first six months of the prior year negatively impacted the revenue rate resulting in a decrease of $27.7 million or $5 per ton to our realized revenue rate.

•
Lower Fe standard grade product in 2013 compared to 2012 resulted in price reductions due to penalties in the first half of 2013 compared to the same period in 2012, which negatively impacted the revenue rate resulting in a decrease of $22.0 million or approximately $4 per ton.

•
We completed the mining of Stage 3 at Cockatoo and sold our interest at the end of the third quarter of 2012, resulting in a revenue decrease of $59.7 million or 462 thousand tons compared to the same period in the prior year.

•
Sales volume during the six months ended June 30, 2013 at Koolyanobbing decreased to 5.3 million metric tons compared with 5.4 million metric tons in the comparable period in 2012, resulting in a decrease in revenue of $10.7 million.

Cost of goods sold and operating expenses in the six months ended June 30, 2013 decreased $7.7 million compared to the comparable period in 2012 primarily as a result of:

•
We completed the mining of Stage 3 at Cockatoo and sold our interest at the end of the third quarter of 2012, resulting in a decrease in costs of $34.3 million compared to the same period in the prior year.

•	Lower sales volumes at Koolyanobbing resulted in lower costs of $6.6 million compared to the comparable period in the prior year.

•
These decreases were offset primarily by higher logistics costs of $20.9 million mainly attributable to higher haulage and railed tons, higher ship-loading handling charge and higher mining and crushing costs of $14.4 million in the first six months of 2013 mainly due to increased production.

Production
Production at Asia Pacific Iron Ore increased by 9.2 percent during the six months ended June 30, 2013 when compared to the comparable period in 2012. The completion of the Koolyanobbing expansion project provided additional ore processing and rail and port capabilities that drove performance increases at this mine. We completed the mining of Stage 3 at Cockatoo and sold our interest during the third quarter of 2012, resulting in a decrease of 429 thousand tons in total production during the first six months of 2013 compared to the comparable period in 2012.

North American Coal
The following is a summary of North American Coal results for the three months ended June 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/ production volume variance	Freight and reimbursement	Total change
	2013	2012
Revenues from product sales and services	$245.9	$209.2	$(32.5)	$67.2	$—	$2.0	$36.7
Cost of goods sold and operating expenses	(239.3)	(218.8)	51.9	(70.4)	—	(2.0)	(20.5)
Sales margin	$6.6	$(9.6)	$19.4	$(3.2)	$—	$—	$16.2

	Three Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$104.89	$120.32	$(15.43)	(12.8)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	88.12	110.72	(22.6)	(20.4)%
Depreciation, depletion & amortization	13.61	15.87	(2.26)	(14.2)%
Total cost of goods sold and operating expenses rate	101.73	126.59	(24.86)	(19.6)%
Sales margin	$3.16	$(6.27)	$9.43	n/m

Sales tons[2] (In thousands)	2,087	1,531
Production tons[2] (In thousands)	1,729	1,348
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal increased to $6.6 million during the three months ended June 30, 2013, compared to a sales margin loss of $9.6 million during the three months ended June 30, 2012. Sales margin per ton increased to $3.16 per ton in the second quarter of 2013 compared to a sales margin loss of $6.27 per ton in the second quarter of 2012.
Revenues from product sales and services for the three months ended June 30, 2013 were $245.9 million, which is an increase of $34.7 million over the prior-year period, excluding the increase of $2.0 million of freight and reimbursements, primarily due to:

•
Sales volume increased by 556 thousand tons or 36.3 percent during the second quarter of 2013 in comparison to the prior-year period resulting in an increase in revenue of $67.2 million, primarily due to:

◦
Oak Grove mine had increased saleable coal available in the second quarter of 2013 compared to the prior year. The Oak Grove preparation plant only came into full operation during the second quarter of 2012 following needed repairs due to the severe weather damage that occurred in 2011. Consequently, time was needed to rebuild the inventory at the export terminals.

◦	Increased production at Pinnacle due to more consistent demand.

•
Our realized product revenue rate for the three months ended June 30, 2013 resulted in a decrease of $32.5 million or 12.8 percent on a per-ton basis. This decrease is due primarily to the downward trend in market pricing period-over-period, mitigated by annually priced contracts, carry-over contracts and product mix from our high-volatile metallurgical coals.

•
Product sales mix for low-volatile metallurgical, high-volatile metallurgical and thermal coal were 71.3 percent, 20.3 percent and 8.4 percent, respectively, in the second quarter of 2013 compared to 63.2 percent, 23.9 percent and 12.9 percent for the comparable period in 2012. The benefit from customer mix was favorable by $1.53 per ton or $3.2 million.

Cost of goods sold and operating expenses in the second quarter of 2013 increased $18.5 million, excluding the increase of $2.0 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulting in an additional $70.4 million of costs.

•	The change in sales mix to more low-volatile coal, as discussed above, increased costs by $2.41 per ton or $5.0 million.

•
Depreciation, depletion and amortization decreasing on a per-ton basis mainly due to increased sales volume, which decreased the rate by $3.70 per ton. This was offset partially by an additional $3.0 million or $1.44 per ton of depreciation, depletion and amortization in the second quarter of 2013 as the Lower War Eagle mine moved into the production stage of mining in November 2012.

•	Partially offset by lower costs associated with supplies and parts of $10.52 per ton or $22.0 million and lower employment costs of $9.66 per ton or $20.2 million.

The following is a summary of North American Coal results for the six months ended June 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/ production volume variance	Freight and reimbursement	Total change
	2013	2012
Revenues from product sales and services	$460.2	$399.2	$(51.8)	$112.6	$—	$0.2	$61.0
Cost of goods sold and operating expenses	(451.8)	(394.2)	53.6	(111.0)	—	(0.2)	(57.6)
Sales margin	$8.4	$5.0	$1.8	$1.6	$—	$—	$3.4

	Six Months Ended June 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$107.38	$120.97	$(13.59)	(11.2)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	89.49	104.16	(14.67)	(14.1)%
Depreciation, depletion & amortization	15.72	15.11	0.61	4.0%
Total cost of goods sold and operating expenses rate	105.21	119.27	(14.06)	(11.8)%
Sales margin	$2.17	$1.70	$0.47	27.6%

Sales tons[2] (In thousands)	3,874	2,938
Production tons[2] (In thousands)	3,459	3,105
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal increased to $8.4 million during the six months ended June 30, 2013, compared to a sales margin of $5.0 million during the six months ended June 30, 2012. Sales margin per ton increased 27.6 percent to $2.17 per ton in the first half of 2013 compared to the first half of 2012.
Revenues from product sales and services were $460.2 million, which is an increase of $60.8 million over the prior-year period, excluding the increase of $0.2 million of freight and reimbursements, primarily due to:

•	Sales volume increases of 936 thousand tons or 31.9 percent during the first half of 2013 in comparison to the prior-year period resulted in an increase in revenue of $112.6 million, primarily due to:

◦	Oak Grove mine had increased saleable coal available in the first half of 2013 compared to the prior year as the force majeure related to the April 2011 tornado extended into April 2012.

◦	CLCC metallurgical coal was higher due to increased market demand in 2013.

•
Our realized product revenue rate for the six months ended June 30, 2013 resulted in a decrease of $51.8 million or 11.2 percent on a per-ton basis. This decrease primarily is due to the downward trend in market pricing period-over-period, mitigated by annually priced contracts, carry-over contracts and product mix from our high-volatile metallurgical coals.

•
Product sales mix for low-volatile metallurgical, high-volatile metallurgical and thermal coal were 70.0 percent, 21.8 percent and 8.2 percent, respectively, in the first half of 2013 compared to 61.9 percent, 22.1 percent and 16.0 percent for the comparable period in 2012. The customer mix impact was favorable by $7.36 per ton or $28.5 million based on the higher price of low-volatile coal and lower rates for thermal coal.

Cost of goods sold and operating expenses in the first half of 2013 increased $57.4 million, excluding the increase of $0.2 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulting in an additional $111.0 million of costs.

•	The change in sales mix to more low-volatile coal, as discussed above, increased costs by $2.86 per ton or $11.1 million.

•	Partially offset by lower costs associated with supplies and parts of $6.95 per ton or $26.9 million and lower employment costs of $5.56 per ton or $21.5 million.
Production
Production of low- and high-volatile metallurgical coal increased 21.3 percent in the first half of 2013 compared to the first half of 2012. Low-volatile production increased 431 thousand tons over the prior-year period due to more efficient longwall moves. High-volatile metallurgical coal production levels in the first half of 2013 increased 123 thousand tons or 18.2 percent as a result of the Lower War Eagle mine moving into production during the fourth quarter of 2012, offset partially by the closure of Dingess-Chilton during the first quarter of 2013. During 2012 and continuing into 2013, we experienced a decline in the demand for thermal coal. Accordingly, on June 15, 2012, we reduced production at our thermal mine to one shift to align production with customer requirements and existing supply agreements, which resulted in reduced production of 200 thousand tons in the first half of 2013 compared to the same period in 2012.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on prioritizing all potential uses of future cash flows to maximize shareholder returns. We continue to focus on maximizing shareholder return and cash generation in our business operations as well as reductions of any discretionary expenditures in order to ensure we are positioned to face the challenges and uncertainties of the volatile pricing markets for our products.
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

Operating Activities
Net cash provided by operating activities improved to $388.9 million for the six months ended June 30, 2013, compared to cash used by operating activities of $32.8 million for the same period in 2012. Operating cash flows in the first half of 2013 resulted from improved inventory turnover rates, improved days sales outstanding and an overall reduction of cash spend, primarily due to the timing of payments related to 2011 income taxes in early 2012.
Our long-term outlook remains stable, although we have and plan to respond to the uncertain near-term outlook by adjusting our operating strategy accordingly as market conditions change. Throughout the first half of 2013, capacity utilization among steelmaking facilities in North America remained steady. We expect modest growth from the U.S. economy, sustaining a healthy business in the United States. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. We are monitoring continually the economic environment in which we operate in an effort to take advantage of opportunities presented by the markets for our commodity-driven business.
Our U.S. operations and our financing arrangements provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at June 30, 2013 was $35.9 million, or approximately 13.6 percent of our consolidated total cash and cash equivalents balance of $263.3 million. As of June 30, 2013 and December 31, 2012, we had available borrowing capacity of $1.3 billion and $1.4 billion, respectively, under our $1.75 billion U.S.-based revolving credit facility. Additionally, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand from the U.S. and Asian economies weakened and pricing deteriorated for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $500.3 million for the six months ended June 30, 2013, compared with $520.9 million for the comparable period in 2012.
We had capital expenditures of $501.2 million and $517.0 million for the six months ended June 30, 2013 and June 30, 2012, respectively. As we remain focused on organic growth and expansion, our main capital focus has been on the construction of the Bloom Lake mine's operations. On the ramp-up and expansion projects at Bloom Lake mine, we have spent approximately $329 million and approximately $209 million during the six months ended June 30, 2013 and 2012, respectively. We continue to evaluate the timing to recommence the construction and eventual completion of Bloom Lake Phase II. The timing and amount of the capital expenditures related to the project's completion are dependent heavily on future market conditions, economic factors, project scope adjustments and other factors that we continue to evaluate.
Additionally, we spent approximately $161 million and $154 million globally on expenditures related to sustaining capital in the first half of 2013 and 2012, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, quality and health.
In alignment with our strategy to focus on organic growth and expansion initiatives and, based upon our long-term outlook, we anticipate total cash used for capital expenditures in 2013 to be approximately $1 billion. This is comprised of sustaining capital expenditures of approximately $400 million for all of our operations and growth and productive capital expenditures of $600 million related to Bloom Lake mine's expansion to increase processing capabilities. Approximately $200 million of these expenditures relate to the on-going development of the tailings and water management systems at Bloom Lake. Annual spending at these levels for the tailings and water management systems is expected to continue over the near term. We expect to fund our full-year capital expenditure expectation from available cash, current and future operations, and other borrowing arrangements, including lease financing.

Financing Activities
Net cash provided by financing activities in the first half of 2013 was $193.3 million, compared to net cash provided by financing activities of $191.6 million for the comparable period in 2012. We completed a public offering of 10.35 million of our common shares in February 2013. The net proceeds from the offering were approximately $285.3 million at a sales price to the public of $29 per share. We also issued 29.25 million depositary shares for total net proceeds of approximately $709.4 million, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan.
Additionally, cash provided in financing activities in the first half of 2013 included net borrowings and repayments under the credit facility of $115.0 million offset by dividend distributions of $56.0 million. During the first quarter of 2013, the board of directors approved a reduction to the quarterly dividend to $0.15 per share. Quarterly dividends at the new rate were payable on March 1, 2013 and June 3, 2013. Additionally, we have dividends payable on our Preferred Shares, which are represented by our depositary shares, at an annual rate of 7.00 percent on the liquidation preference of $1,000 per Preferred Share (or the equivalent of $25 per depositary share). The first quarterly cash dividend was payable on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013.
Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of June 30, 2013 and December 31, 2012:

	(In Millions)
	June 30, 2013	December 31, 2012
Cash and cash equivalents	$263.3	$195.2
Available revolving credit facility	$1,750.0	$857.6
Revolving loans drawn	(440.0)	(325.0)
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Term loan	—	847.1
Term loan drawn	—	(847.1)
Letter of credit obligations and other commitments	(27.7)	(27.7)
Borrowing capacity available	$1,282.3	$504.9
Our primary source of funding is a $1.75 billion revolving credit facility, which matures on October 16, 2017. We also have cash generated by the business and cash on hand, which totaled $263.3 million as of June 30, 2013. The combination of cash and availability under the credit facility gave us $1,545.6 million in liquidity entering the third quarter of 2013, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.
On February 8, 2013, we amended both the amended credit agreement and the term loan to effect the following:

•
Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the debt to earnings ratio for the period ending March 31, 2014 until maturity.

•	Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum

Tangible Net Worth, in accordance with the amended credit agreement and term loan, is defined as total equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date through the period ending December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1.0.
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
The above liquidity as of December 31, 2012 reflected the availability of our revolving credit facility to the extent it would not have resulted in a violation of our Funded Debt to EBITDA maximum ratio of 3.5 to 1.0.  As of February 8, 2013 and as a result of the execution of the amendments to the amended credit agreement and term loan in consideration of the temporary financial covenants in place, our availability under the $1.75 billion revolving credit facility is no longer restricted. Once the Funded Debt to EBITDA ratio returns to a level of 3.5 to 1 effective March 31, 2014, available liquidity under our revolving credit facility will be predicated on compliance with this covenant.
We are subject to certain financial covenants contained in the amended credit agreement and were subject to certain financial covenants related to the term loan until payoff during February 2013. As of June 30, 2013 and December 31, 2012, we were in compliance with all applicable financial covenants and expect to be in compliance with all applicable covenants for the next 12 months.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore concentrate, iron ore lump, low-volatile metallurgical coal, high-volatile metallurgical coal and thermal coal. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and coal. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62 percent Fe fines pricing, which can fluctuate widely due to numerous factors, such as global economic growth, demand for steel and unforeseen disruptions in supply.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
At June 30, 2013, we have recorded $0.9 million as current Derivative assets and $32.0 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $28.2 million decrease and a net $31.1 million decrease, respectively, in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013 related to these arrangements.

Customer Supply Agreements
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative, which is finalized based on a future price, and is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities.
At June 30, 2013, we had a derivative asset of $44.2 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $58.9 million as of December 31, 2012. We estimate that a $75 change in the average hot-band steel price realized from the June 30, 2013 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $30.0 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 8.7 million MMBtu’s of natural gas at an average delivered price of $4.35 per MMBtu and 14.2 million gallons of diesel fuel at an average delivered price of $3.26 per gallon during the first half of 2013. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 3.7 million gallons of diesel fuel at an average delivered price of $4.34 per gallon during the first half of 2013. Our CLCC operations consumed approximately 1.5 million gallons of diesel fuel at an average delivered price of $3.37 per gallon during the first half of 2013. Consumption of diesel fuel by our Asia Pacific operations was approximately 7.3 million gallons at an average delivered price of $3.37 per gallon for the same period.
In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.
Our strategy to address increasing energy rates includes improving efficiency in energy usage and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $15.6 million in our annual fuel and energy cost based on expected consumption for the remainder of 2013.
Valuation of Goodwill and Other Long-Lived Assets
We assign goodwill arising from acquired businesses to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis as of October 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, curtailment of project development activities, competition or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. Assessing the recoverability of our goodwill requires significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit including, among other things, estimates related to long-term price expectations, expected results of anticipated exploration activities, foreign currency exchange rates, expected capital expenditures and working capital requirements expected at commencement of production, which are based upon our long-range plan and life of mine estimates. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, current market conditions or changes to expectations of market trends and other factors. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.
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
A portion of our goodwill balance was recognized upon the acquisition of Freewest Resources Canada Inc. and Spider Resources Inc., together known as our Ferroalloys reporting unit. Since the acquisitions, we have completed prefeasibility studies and are in the process of completing feasibility studies to prepare for development of the chromite properties. Currently, we have suspended temporarily the environmental assessment activities due to delays related to the environmental assessment process, land surface rights and negotiations with the Province of Ontario. Inability to complete these feasibility studies or results that indicate insufficient return on investment may result in an inability to recover the carrying value of recognized goodwill and long-lived assets, which were $80.9 million and $274.0 million at June 30, 2013, respectively. As a result of our most recent analysis, the fair value of the reporting unit exceeded its carrying value by a substantial amount. The fair value is highly sensitive to any deterioration of the aforementioned assumptions and may result in an impairment charge.
We have experienced higher than expected production costs at our Wabush iron ore mining operation, due to a variety of factors that has resulted in continued declines in our profitability of that business, which represents an asset group for purposes of testing our long-lived assets for recoverability. We believe these results are temporary; however, continuation of these profitability trends could impact our ability to recover these values, which were $271.7 million at June 30, 2013.

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
At June 30, 2013, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $358.0 million and $611.7 million, respectively, with varying maturity dates ranging from July 2013 to June 2014 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately negative $3.1 million, and a 10 percent decrease would reduce the fair value to approximately negative $67.5 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $44.1 million, and a 10 percent decrease would decrease the fair value to approximately negative $75.0 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of June 30, 2013:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1) :
AUD Contracts expiring in the next 12 months	$358.0	1.00	0.9138	$(35.2)
CAD Contracts expiring in the next 12 months	611.7	1.02	1.0519	(21.4)
Total Hedge Contract Portfolio	$969.7			$(56.6)

(1) Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a variable rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of June 30, 2013, we had $440.0 million drawn on the revolving credit facility. A 100 basis point change to the base rate or the LIBOR rate under the revolving credit facility would result in a change of approximately $4.4 million to interest expense on an annual basis.
Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- to fixed-rate debt. These derivative instruments are designated and qualify as cash flow hedges. These instruments did not have a material impact on our financial statements for the six months ended June 30, 2013 or the year ended December 31, 2012.

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
Outlook
Looking ahead, the demand from our two largest end markets is expected to remain stable. For the remainder of the year, we anticipate modest growth in the U.S. economy, which is expected to support stable North American steelmaking utilization rates. In China, year-to-date average crude steel production is trending higher over the previous year, contributing to increased seaborne iron ore imports.
We expect pricing for the commodities we sell to remain volatile, with the potential to significantly decrease or increase at any point in time. Due to this expected volatility and for the purpose of providing a full-year outlook, we will utilize the year-to-date average Platts 62 percent Fe seaborne iron ore spot price as of June 30, 2013 of $137 per ton (C.F.R. China), as a base price assumption for providing our revenues-per-ton sensitivities for our iron ore business segments. We indicated this assumption does not reflect our internal expectation of full-year seaborne iron ore pricing. As such, with $137 per ton as the iron ore price assumption for the remainder of the year, included in the table below is the expected full-year revenues-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10-per-ton variance from the price assumption. The sensitivities per ton for each respective iron ore business segment below reflects the sales volume and realized price achieved for the first six months of 2013 results and our realized expectation for the remaining periods in 2013.

2013 Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$110 - $115	$115 - $120	$110 - $115
Sensitivity Per Ton (+/- $10)	+/- $1	+/- $5	+/- $5

(1) Based on the average year-to-date 62% Fe seaborne iron ore fines price (C.F.R. China) of $137 per ton as of June 30, 2013. We expect to update the year-to-date average iron ore price and the related sensitivities for our respective iron ore business segments in future reporting periods.

(2) U.S. Iron Ore tons are reported in long tons.
(3) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
The revenues-per-ton sensitivities considers various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, freight rates, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
U.S. Iron Ore Outlook (Long Tons)
For 2013, we are maintaining our sales and production volume expectation of 21 million tons and 20 million tons, respectively.

The U.S. Iron Ore revenues-per-ton sensitivity included within the 2013 revenue sensitivity summary table above also includes the following assumptions:

•	2013 U.S. and Canada blast furnace steel production of 40 - 45 million tons

•	2013 average hot-rolled steel pricing of $615 per ton

•	Approximately 50% of the expected 2013 sales volume is linked to seaborne iron ore pricing
We are maintaining our 2013 full-year U.S. Iron Ore cash-cost-per-ton expectation of $65 - $70, and depreciation, depletion and amortization is expected to be approximately $6 per ton.
Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2013, we are reducing our full-year sales volume expectation to 8 - 9 million tons from our previous expectation of 9 - 10 million tons. Full-year production volume is also expected to be 8 - 9 million tons. The decrease is primarily driven by lower volumes from Bloom Lake Mine related to lower than anticipated throughput and ore recovery rates. For the Eastern Canadian Iron Ore segment, we expect to sell approximately 1.5 million tons of iron ore pellets, with iron ore concentrate sales making up the remainder of the expected sales volume range.
For Bloom Lake Mine    we are increasing our full-year cash-cost-per-ton expectation to $90 - $95 from our previous expectation of $85 - $90. The increase is primarily driven by additional mining expense expected to be incurred during the remainder of the year related to the mine development of Bloom Lake's ore body. At Wabush Mine, we are maintaining our full-year cash-cost-per-ton expectation of $115 - $120. Based on the above, we are increasing our full-year 2013 cash cost per ton in Eastern Canadian Iron Ore to $100 - $105 from our previous expectation of $95 - $100. Depreciation, depletion and amortization is expected to be approximately $18 per ton for full-year 2013.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2013 Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above. We are lowering our 2013 full-year Asia Pacific Iron Ore cash-cost-per-ton expectation to $65 - $70 from our previous expectation of $70 - $75 primarily driven by favorable foreign currency exchange rates. Depreciation, depletion and amortization is anticipated to be approximately $15 per ton for the year.
North American Coal Outlook (Short Tons, F.O.B. the mine)
We are maintaining our full-year 2013 North American Coal expected sales and production volumes of approximately 7 million tons. Sales volume mix is anticipated to be approximately 69 percent low-volatile metallurgical coal and 22 percent high-volatile metallurgical coal, with thermal coal making up the remainder.
We are lowering our full-year 2013 North American Coal revenues-per-ton outlook to $100 - $105 from our previous outlook of $110 - $115. The decrease is primarily driven by lower market pricing for metallurgical coal products.
We are decreasing our cash-cost-per-ton expectation to $90 - $95 from our previous expectation of $95 - $100. The decrease is driven by an overall focus to improve the operation's cost structure. Full-year 2013 depreciation, depletion and amortization is expected to be approximately $16 per ton.

The following table provides a summary of our 2013 guidance for our four business segments:

	2013 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	21	8 - 9	11	7
Production volume (million tons)	20	8 - 9	11	7
Cash cost per ton	$65 - $70	$100 - $105	$65 - $70	$90 - $95
DD&A per ton	$6	$18	$15	$16

(1) U.S. Iron Ore tons are reported in long tons.
(2) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4) North American Coal tons are reported in short tons, F.O.B. the mine.
SG&A Expenses and Other Expectations
We are lowering our full-year 2013 SG&A expense expectation to approximately $215 million from our previous expectation of $230 million driven by an overall focus on cost management.
We are also decreasing our full-year cash outflows expectation by $10 million to approximately $75 million for future growth projects. This is comprised of approximately $25 million related to exploration and approximately $50 million related to our chromite project in Ontario, Canada, which is in the feasibility stage of development. As previously disclosed during the quarter, we have temporarily suspended the environmental assessment activities for the chromite project. We indicated that this decision was due to delays related to the environment assessment process, land surface rights and negotiations with the Province of Ontario.
We anticipate a full-year effective tax rate of approximately 2 percent for 2013. We are maintaining our full-year 2013 depreciation, depletion and amortization of approximately $565 million.
Capital Budget Update and Other Uses of Cash
We are increasing our 2013 capital expenditures budget to approximately $1 billion from our previous expectation of $800 - $850 million due to additional spending at Bloom Lake Mine related to tailings and water management. We expect to fund the increase in our capital expenditure expectation from other borrowing arrangements, including lease financing.
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

•
our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson Iron Mining Limited);

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

PART II

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2013	—	$—	—	—
May 1 - 31, 2013	1,177	$21.90	—	—
June 1 - 30, 2013	—	$—	—	—
Total	1,177	$21.90	—	—

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

Item 4.	Mine Safety Disclosures
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 79.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	July 26, 2013

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit	Pagination by Sequential Numbering System
3.1	Third Amended Articles of Incorporation of Cliffs Natural Resources Inc. (as filed with the Secretary of State of the State of Ohio on May 13, 2013)	Filed Herewith
4.1	Seventh Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated May 7, 2013	Filed Herewith
10.1	*Non-Employee Director Phantom Stock Unit Award Agreement, by and between Cliffs Natural Resources Inc. and James F. Kirsch, dated July 9, 2013	Filed Herewith
10.2	*Severance Agreement, by and between Joseph A. Carrabba and Cliffs Natural Resources Inc. and its affiliates, dated July 17, 2013	Filed Herewith
10.3
**Pellet Supply Term Sheet for Pellet Sale and Purchase Agreement among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Essar Steel Algoma Inc., dated and effective May 31, 2013
Filed Herewith
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba as of July 26, 2013	Filed Herewith
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of July 26, 2013	Filed Herewith
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 26, 2013
Filed Herewith
32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of July 26, 2013
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