Form 10-Q/A
period 2013-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2013-10-23
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
Cliffs Natural Resources Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission (the "Commission") on July 26, 2013. We are filing this amendment for the sole purpose of revising portions of Exhibit 10.3 to address comments we received from the Staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.3.
This amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	October 23, 2013

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
3.1†	Third Amended Articles of Incorporation of Cliffs Natural Resources Inc. (as filed with the Secretary of State of the State of Ohio on May 13, 2013)
4.1†	Seventh Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated May 7, 2013
10.1†	*Non-Employee Director Phantom Stock Unit Award Agreement, by and between Cliffs Natural Resources Inc. and James F. Kirsch, dated July 9, 2013
10.2†	*Severance Agreement, by and between Joseph A. Carrabba and Cliffs Natural Resources Inc. and its affiliates, dated July 17, 2013
10.3
**Pellet Supply Term Sheet for Pellet Sale and Purchase Agreement among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Essar Steel Algoma Inc., dated and effective May 31, 2013, as amended

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of October 23, 2013
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of October 23, 2013
32.1†
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Joseph A. Carrabba, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 26, 2013

32.2†
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of July 26, 2013

95†	Mine Safety Disclosures
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or other compensatory arrangement.
** Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
† Filed or furnished as part of the Original Filing.

4